Form 10-K/A
period 2011-12-31
STEEL PARTNERS HOLDINGS L.P.
filed 2012-03-30
CIK 1452857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Steel Partners Holdings L.P. (the “Company”), amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 26, 2012 (the “Original Form 10-K”). The Company is filing this Amendment No. 1 solely to provide Exhibits 99.3 and 99.4 that were not included in the Original Form 10-K.

No other changes have been made to the Original Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the filing date of the Original Form 10-K or modify or update in any way the disclosures made in the Original Form 10-K.

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

* Previously filed with the Original Form 10-K, filed March 26, 2012.

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

21	Subsidiaries of Steel Partners Holdings L.P. (incorporated by reference to Exhibit 21 to Amendment No. 1 of Steel Partners Holdings L.P.’s Registration Statement on Form 10 filed January 20, 2012).
24*	Power of Attorney.
31.1**	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial Statements of Handy & Harman Ltd.( incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.’s Registration Statement on Form 10 filed on December 15, 2011).
99.2*	Financial Statements of Steel Excel Inc.
99.3**	Financial Statements of SL Industries, Inc.
99.4**	Financial Statements of Steel Partners II Liquidating Series Trust.

* Previously filed with the Original Form 10-K, filed March 26, 2012.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2012	STEEL PARTNERS HOLDINGS L.P.

	By:	Steel Partners Holdings GP Inc.
Its General Partner

	By:	/s/ Warren G. Lichtenstein
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

By:	/s/ Warren G. Lichtenstein	March 30, 2012
	Warren G. Lichtenstein, Chairman of the Board	Date

By:	/s/ James F. McCabe, Jr.	March 30, 2012
	James F. McCabe, Jr., Chief Financial Officer	Date
(Principal Accounting Officer)

By:	*	March 30, 2012
	Jack L. Howard, Director	Date

By:	*	March 30, 2012
	Anthony Bergamo, Director	Date

By:	*	March 30, 2012
	John P. McNiff, Director	Date

By:	*	March 30, 2012
	Joseph L. Mullen, Director	Date

By:	*	March 30, 2012
	General Richard I. Neal, Director	Date
By:	*	March 30, 2012
	Allan R. Tessler, Director	Date

*By /s/ James F. McCabe, Jr.
James F. McCabe, Jr., Attorney-in-fact