Form 10-Q
period 2012-03-31
STEEL PARTNERS HOLDINGS L.P.
filed 2012-05-15
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission File Number: 000-5465

STEEL PARTNERS HOLDINGS L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3727655
(State of Incorporation)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 32nd Floor
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 520-2300
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the Registrant’s common units as of May 8, 2012 was 31,586,041.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands except common units)

	March 31, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$171,042	$127,027
Restricted cash	26,736	23,736
Trade and other receivables (net of allowance for doubtful accounts of $2,555 in 2012 and $2,504 in 2011)	106,553	90,239
Receivable from related parties	3,479	116
Loans receivable, net	26,060	34,820
Inventories	58,317	53,776
Deferred income taxes	20,147	20,038
Prepaid and other current assets	16,144	16,123
Assets of discontinued operations	—	35,387
Total current assets	428,478	401,262
Long-term loans receivable, net	8,855	8,942
Goodwill	42,806	42,797
Other intangibles, net	133,147	135,341
Deferred income taxes	67,913	70,625
Other non-current assets	19,615	22,143
Investments at fair value	146,327	150,020
Property, plant and equipment, net	130,294	127,842
Investments in associated companies	189,683	128,218
Other investments at fair value - related party	31,853	42,653
Total Assets	$1,198,971	$1,129,843

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands except common units)
(continued)

	March 31, 2012	December 31, 2011
LIABILITIES AND CAPITAL	(unaudited)
Current liabilities:
Accounts payable	$49,620	$37,843
Accrued liabilities	39,528	40,944
Financial instruments	24,314	23,736
Deposits	40,985	38,293
Payable to related parties	5,912	4,930
Current portion of deferred fee liability to related party	—	1,107
Short-term debt	37,824	24,168
Current portion of long-term debt	8,531	8,531
Deferred income taxes	943	736
Other current liabilities	3,631	3,239
Liabilities of discontinued operations	—	15,310
Total current liabilities	211,288	198,837
Long-term deposits	49,981	56,589
Deferred fee liability to related party	70,508	57,640
Long-term debt	129,965	130,955
Accrued pension liability	182,546	186,212
Deferred income taxes	4,061	6,231
Other liabilities	16,282	12,959
Total Liabilities	664,631	649,423
Commitments and Contingencies	—	—
Capital:
Partners’ capital (common units: 25,183,039 issued and outstanding after deducting 2,808,725 held in treasury, at cost of $48,099 at March 31, 2012 and December 31, 2011).	471,555	427,534
Accumulated other comprehensive loss	(6,870)	(11,737)
Total Partners’ Capital	464,685	415,797
Noncontrolling interests in consolidated entities	69,655	64,623
Total Capital	534,340	480,420
Total Liabilities and Capital	$1,198,971	$1,129,843

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands except units and per unit data)

	Three Months Ended
	March 31,
	2012	2011
Revenue
Diversified industrial net sales	$179,531	$158,407
Financial services revenue	4,036	3,261
Investment and other income	116	374
Net investment gains	2,339	13,058
Total revenue	186,022	175,100
Costs and expenses
Diversified industrial cost of goods sold	128,811	117,360
Selling, general and administrative expenses	41,506	32,482
Finance interest expense	320	346
(Recovery of) provision for loan losses	(145)	116
Interest expense	3,308	3,215
Realized and unrealized (gain) loss on derivatives	(571)	3,538
Management fees - related party	1,559	2,167
Increase in deferred fee liability to related party	11,762	489
Other income	(407)	—
Total costs and expenses	186,143	159,713
(Loss) Income from continuing operations before income taxes and equity method income (loss)	(121)	15,387
Income tax (provision) benefit	(1,872)	5,607
Income (loss) from equity method investments and investments held at fair value:
Income of associated companies, net of taxes	50,540	1,858
Loss from other investments - related party	(10,800)	(8,284)
Income (loss) from investments held at fair value	8,638	(1,564)
Net income from continuing operations	46,385	13,004
Discontinued operations:
Income (Loss) from discontinued operations, net of taxes	601	(607)
Gain on sale of discontinued operations, net of taxes	3,152	2,734
Income from discontinued operations	3,753	2,127
Net income	50,138	15,131
Net (income) loss attributable to noncontrolling interests in consolidated entities:
Continuing operations	(2,347)	(1,619)
Discontinued operations	(1,821)	(1,021)
	(4,168)	(2,640)
Net income attributable to common unitholders	$45,970	$12,491
Net income per common unit - basic
Net income from continuing operations	$1.75	$0.45
Net income from discontinued operations	0.08	0.04
Net income attributable to common unitholders	$1.83	$0.49
Net income per common unit - diluted
Net income from continuing operations	$1.75	$0.39
Net income from discontinued operations	0.08	0.04
Net income attributable to common unitholders	$1.83	$0.43
Weighted average number of common units outstanding - basic	25,183,039	25,253,287
Weighted average number of common units outstanding - diluted	25,210,214	30,492,331

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands except units and per unit data)

	Three Months Ended
	March 31,
	2012	2011

Net income	$50,138	$15,131
Other comprehensive income (loss), net of tax:
Unrealized gain on available for sale securities (a)	5,291	5,399
Currency translation adjustment	(957)	364
Other comprehensive income	4,334	5,763
Comprehensive income	54,472	20,894
Comprehensive income attributable to non-controlling interests	(3,635)	(3,003)
Comprehensive income attributable to common unit holders	$50,837	$17,891

(a) Includes a tax benefit of $173 and $0 for the three months ended March 2012 and 2011, respectively.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$50,138	$15,131
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net investment gains	(2,339)	(13,058)
(Recovery of) Provision for loan losses	(145)	116
Income of associated companies	(50,540)	(1,858)
Loss from other investments - related party	10,800	8,284
(Income) Loss from investments held at fair value	(8,638)	1,564
Gain on sale of discontinued operations	(3,152)	(2,734)
Depreciation and amortization	6,392	6,191
Reclassification of net cash settlements on derivative instruments	(22)	2,794
Stock based compensation	1,775	929
Unrealized loss on derivatives	—	808
Income tax benefit from release of deferred tax valuation allowance	—	(7,957)
Other	(406)	1,466
Net change in operating assets and liabilities:
Receivables	(15,646)	(21,324)
Receivables from related parties	(2,889)	—
Inventories	(4,453)	(7,599)
Prepaid and other assets	(799)	267
Accounts payable, accrued and other liabilities	10,823	(1,137)
Payable to related parties	314	781
Increase in deferred fee liability to related party	11,762	489
Net decrease (increase) in loans held for sale	8,539	(7,630)
Net cash provided by (used in) operating activities of discontinued operations	610	(2,654)
Net cash provided by (used in) operating activities	12,124	(27,131)
Cash flows from investing activities:
Purchases of investments	(6,656)	(62,761)
Proceeds from sales of investments	29,829	83,117
Net decrease (increase) in loans receivable	452	(690)
Purchases of property and equipment	(6,554)	(3,911)
Reclassification of restricted cash	(578)	(5,692)
Net cash settlements on derivative instruments	22	(2,794)
Acquisitions, net of cash acquired	488	(57,414)
Purchase of subsidiary shares from noncontrolling interests	(414)	(628)
Investments in associated companies	(10,923)	(207)
Proceeds from sales of discontinued operations	22,761	26,543
Other	577	85
Net cash provided by (used in) investing activities	29,004	(24,352)

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows (continued)
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from financing activities:
Net revolver borrowings	13,473	3,727
Net borrowings of term loans - foreign	548	758
Repayments of term loans - domestic	(1,134)	(1,460)
Deferred finance charges	—	(204)
Net change in overdrafts	(2,808)	2,804
Net decrease in deposits	(4,031)	(3,180)
Other	(3,329)	1,141
Net cash provided by financing activities	2,719	3,586
Net change for the period	43,847	(47,897)
Effect of exchange rate changes on cash and cash equivalents	168	178
Cash and cash equivalents at beginning of period	127,027	180,684
Cash and cash equivalents at end of period	$171,042	$132,965
Cash paid during the period for:
Interest	$3,920	$2,661
Taxes	$728	$1,154
Non-cash investing activities:
Net (increase) decrease in restricted cash from purchase of foreign currency financial instruments	$(578)	$31,451
Non-cash financing activities:
Common units issued for directors compensation	$—	$275

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(unaudited)
(dollars in thousands except per unit data)

	Common	Accumulated Other Comprehensive	Treasury Units		Partners’		Non-controlling	Total
	Units	Loss	Units	Dollars	Capital	Total	Interests	Capital
Balance at December 31, 2011	27,991,764	$(11,737)	(2,808,725)	$(48,099)	$427,534	$415,797	$64,623	$480,420
Net income	—	—	—	—	45,970	45,970	4,168	50,138
Unrealized gain on available-for-sale investments	—	5,367	—	—	—	5,367	(76)	5,291
Currency translation adjustment	—	(500)	—	—	—	(500)	(457)	(957)
Purchases of subsidiary shares, net of issuances	—	—	—	—	(2,145)	(2,145)	1,397	(748)
Other, net	—	—	—	—	196	196	—	196
Balance at March 31, 2012	27,991,764	$(6,870)	(2,808,725)	$(48,099)	$471,555	$464,685	$69,655	$534,340

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of the Business
Steel Partners Holdings L.P. (“SPH” or the “Company”) is a global diversified holding company that engages in multiple businesses through consolidated subsidiaries, associated companies and other interests. The Company seeks to work with its businesses to increase corporate value over the long term for all stakeholders and shareholders by implementing Steel Partners Operational Excellence programs, the Steel Partners Purchasing Council, Steel Partners Corporate Services, balance sheet improvements, capital allocation policies and growth initiatives.
The Company operates through consolidated subsidiaries and associated companies, which represent significant equity interests in operating businesses. SPH also owns interests directly and indirectly in other companies. As of March 31, 2012, the Company's operations are conducted through its two primary segments: Diversified Industrial and Financial Services. The Company also reports certain other investments and investment activity and unallocated corporate expenses within its Corporate segment.
Steel Partners Holdings GP Inc. (“SPH GP”), a Delaware corporation, is the general partner of SPH and is wholly-owned by SPH. Until December 31, 2011, Steel Partners LLC (“SPLLC”) was the manager of SPH (the “Manager”). Effective January 1, 2012, SPLLC assigned its interests in the management agreement to SP General Services LLC (“SPGS”), formerly an affiliate of SPLLC. The unitholders of SPH have limited liability with respect to their interest in the Company.
Basis of Presentation

The consolidated financial statements include the consolidated financial results of SPH, WebFinancial Holding Corporation (“WebFinancial”), Handy & Harman Ltd. (“HNH”), BNS Holding, Inc. (“BNS”), DGT Holdings Corp. (“DGT”) and SPH Services, Inc. ("SPH Services"). Acquired companies are presented from their dates of acquisition. DGT’s financial statements are recorded on a two-month lag, and as a result the statement of operations for the three months ended March 31, 2012 includes DGT’s activity for its quarter ended January 31, 2012. In 2011, BNS changed its fiscal year end from October 31 to December 31. The three months ended March 31, 2011 includes two additional months for BNS, November and December of 2010.

The accompanying unaudited consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not contain all of the footnotes or other financial information that is normally required by accounting principles generally accepted in the United States of America ("GAAP") and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The Company believes that the disclosures made in this Form 10-Q are adequate to make the information not misleading. The December 31, 2011 consolidated balance sheet was derived from audited financial statements.

In the opinion of the Company, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

SPH Services

SPH Services is a newly-formed subsidiary of SPH, which commenced operations on January 1, 2012, that was created to consolidate the executive and corporate functions of SPH and certain of our affiliates, including SP Corporate Services LLC ("SP Corporate") and SPLLC, to provide such services, including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services, to other companies. In connection with the formation of SPH Services, we acquired the membership interests in SP Corporate and SPLLC, and certain assets from Steel Partners, Ltd., a related party, as

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

well as certain assets from HNH, on January 1, 2012. Prior to our acquisition of SPLLC, our former manager, SPLLC transferred certain assets, including its interest in our management agreement, to SPGS, a related party. See Note 14, "Related Party Transactions", for further information.

SPH Services operates through its wholly owned subsidiaries, SP Corporate and SPLLC. SP Corporate has management services agreements with HNH, BNS, CoSine Communications, Inc. (Cosine"), DGT, Fox & Hound Acquisition Corp. ("Fox & Hound"), Steel Excel Inc. ("Steel Excel"), and WebBank, a wholly owned subsidiary of WebFinancial. In addition, SP Corporate has agreements with NOVT Corporation (“NOVT”) and Ore Holdings, Inc., which are affiliated companies.

2. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Testing Goodwill for Impairment – In September 2011, the FASB issued guidance relating to testing goodwill for impairment, to allow entities to use a qualitative approach to test goodwill for impairment. The new guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this amendment in 2012. The adoption did not have a material impact on the Company’s consolidated financial statements.

Comprehensive Income (Topic 220): Presentation of Comprehensive Income – In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The Company adopted this guidance in the first quarter of 2012, which resulted in presentation changes only.

Fair Value Measurement – In May 2011, the FASB issued guidance related to fair value measurements. This guidance changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the guidance does not result in a change in the application of the current fair value measurement and disclosure requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance, which was effective for the Company on January 1, 2012, did not have a material impact on the Company’s consolidated financial statements.

3. ACQUISITIONS

The Company did not make any acquisitions in the first three months of 2012. During 2011, the Company made the following acquisitions:

•
On July 5, 2011, SPH acquired for cash 193,305 additional shares of DGT common stock for $1,933, bringing total shares owned as of July 5, 2011 to 1,977,023 representing 51.1% of the outstanding shares. Accordingly, the accounting for the investment in DGT was changed from the equity method to a majority-owned controlled subsidiary and is consolidated with SPH from that date. DGT operates through its subsidiary, RFI Corporation (“RFI”), which comprises DGT's Power Conversion Group. RFI designs, manufactures, markets and sells high voltage precision components and sub-assemblies and electronic noise suppression components for a variety of applications. The acquisition of the controlling interest in DGT was to further the Company's position as a global diversified holding company.

•
On March 23, 2011, a subsidiary of HNH acquired certain assets and assumed certain liabilities of Tiger Claw, Inc. (“Tiger Claw”), a company that, among other businesses, develops and manufactures hidden fastening systems for deck construction. HNH believes this acquisition enhances its product offerings of fastening systems for deck construction. The initial purchase price of $8,761 was subsequently adjusted by approximately $254 in the fourth quarter of 2011, resulting in a final purchase price of $8,507. Revenue and net income of Tiger Claw in the Consolidated statement of operations from March 23, 2011 through March 31, 2011 are $100 and $0, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

•
On February 2, 2011, BNS acquired all of the capital stock of SWH, Inc. (“SWH”). The initial purchase price of $50,806 was subsequently adjusted by approximately $343, resulting in a final purchase price of $50,463 in cash. SWH owns all of the capital stock of Sun Well Services, Inc. (“Sun Well”), its sole asset. Sun Well is a work-over rig provider to oil and gas exploration companies throughout the Williston Basin in North Dakota. SWH was acquired to further the Company's position as a global diversified holding company. Revenue and net income of SWH included in the Consolidated statement of operations from February 2, 2011 through March 31, 2011are $5,078 and $1,503, respectively.

The following unaudited pro forma results of operations for the three months ended March 31, 2011 assumes that the acquisitions made throughout 2011 occurred at the beginning of 2011. This unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of 2011, nor of the results that may be reported in the future.

Three Months Ended March 31, 2011
Revenue	$182,029
Net income attributable to common unitholders	11,858
Net income per common unit - basic	0.47
Net income per common unit - diluted	0.40

4. DISCONTINUED OPERATIONS

There are no assets and liabilities of discontinued operations at March 31, 2012, as all such operations have been sold. The following assets and liabilities of discontinued operations, which relate to Villa Sistemi Medicali S.p.A. (“Villa”), have been segregated in the accompanying Consolidated balance sheet as of December 31, 2011:

December 31, 2011
Assets of discontinued operations:
Trade and other receivables	$13,256
Inventories	11,403
Other current assets	1,711
Other intangibles, net	8,469
Property, plant and equipment, net	499
Other assets	49
Total assets	$35,387
Liabilities of discontinued operations:
Trade payables and accrued liabilities	$7,486
Other current liabilities	5,982
Other liabilities	1,842
Total liabilities	$15,310

Summary results for our discontinued operations included in our Consolidated statement of operations are as follows:

	Three Months Ended March 31,
	2012	2011
Sales	$5,322	$12,027
Net income (loss)	601	(607)
Income (loss) after taxes and noncontrolling interests	309	(315)
Gain on sale of discontinued operations after taxes and noncontrolling interests	1,623	1,422

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Discontinued operations for the three months ended March 31, 2012 includes the operations of Villa through the sale date as well as the gain on sale (see discussion below). Discontinued operations for the three months ended March 31, 2011 includes the HNH discontinued operations discussed below.

DGT’s Discontinued Operations - Sale of Villa

On November 3, 2011, DGT completed a share purchase agreement (the “Share Purchase Agreement”) with VIV s.r.1., a limited liability company incorporated under Italian law (“VIV”), pursuant to which DGT sold all of the shares of its Italian subsidiary, Villa, its medical and dental imaging systems segment, to VIV.

In consideration for the sale of the shares of Villa to VIV, DGT received $22,761 in cash of net proceeds and an unsecured subordinated promissory note (the “Note”) made by VIV in the amount of €500 (initially valued at $688). The Note has a term of 5 years with interest accruing at a rate of 6% per annum beginning 18 months after issuance. The Note may be prepaid at any time and if prepayment in full occurs during the first 18 months following the date of issuance, the total principal amount will be reduced to €400. Payment of the Note will be subordinated to the repayment of the loan extended to VIV by Banca Intesa to provide financing for the Villa sale. DGT also repurchased 28,104 shares of common stock from two employees of Villa for $820. DGT also received, as part of the transaction, a dividend of cash held by Villa as of the closing date in the amount of $4,538. SPH’s net after-tax gain on the sale of Villa, which was recorded in SPH’s first quarter of 2012 due to the recording of DGT’s results of operations on a two-month lag, was $3,152 before allocation to noncontrolling interests.

HNH’s Discontinued Operations

During the third quarter of 2011, HNH sold its stock of Eurokasco, S.A.S. ("Euro-Kasco") a part of its Kasco segment, to the former management team for one Euro plus 25% of any pre-tax earnings over the next three years. Additionally, Euro-Kasco signed a 5 year supply agreement to purchase certain products from Kasco.

In 2010, HNH decided to exit the Arlon Coated Materials ("CM") business of manufacturing adhesive films, specialty graphic films and engineered coated products. In February and March 2011, HNH sold assets in two separate asset sale transactions. These businesses comprised HNH’s Arlon CM segment.

On February 4, 2011, Arlon LLC (“Arlon”), an indirect wholly-owned subsidiary of HNH, sold substantially all of its assets and existing operations located primarily in the State of California related to its Adhesive Film Division for an aggregate sale price of $26,543. Net proceeds of approximately $24,200 from this sale were used to repay indebtedness under HNH’s revolving credit facility. A gain on the sale of these assets of $7,840 was recorded in the first quarter of 2011.

On March 25, 2011, Arlon and its subsidiaries sold substantially all of their assets and existing operations located primarily in the State of Texas related to Arlon’s Engineered Coated Products Division and SignTech subsidiary for an aggregate sale price of $2,500. In addition, Arlon sold a coater machine to the same purchaser for a price of $500. A loss of $5,106 was recorded on the sale of these assets in the first quarter of 2011. The net proceeds from these asset sales were used to repay indebtedness under HNH’s revolving credit facility.

Amounts held in escrow in connection with the asset sales, totaling $3,000, are recorded in Trade and other receivables on the consolidated balance sheet as of March 31, 2012, and are due to be received by HNH in the second quarter of 2012.

The total gain as a result of these asset sales of $2,734, net of tax, is reported in discontinued operations on the consolidated statements of operations in the first quarter of 2011.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

5. INVESTMENTS IN ASSOCIATED COMPANIES

The following table provides combined summarized data with respect to the investments that were classified as associated companies as of March 31, 2012 and December 31, 2011 and which are accounted for on the equity method:

	March 31, 2012	December 31, 2011
Investments in associated companies:
CoSine	$6,849	$6,944
Fox & Hound	40,683	—
SL Industries, Inc.	19,388	16,049
Steel Excel	122,763	105,225
	$189,683	$128,218
Summary of balance sheet amounts:
Current assets	$430,380	$443,740
Noncurrent assets	296,709	55,540
Total assets	$727,089	$499,280
Current liabilities	$65,310	$39,727
Noncurrent liabilities	182,509	26,504
Total liabilities	247,819	66,231
Parent equity	479,270	433,049
Total liabilities and equity	$727,089	$499,280

In the table below, API Group PLC ("API") summary income statement amounts are excluded for the three months ended March 31, 2011 because its accounts were published semi-annually. JPS Industries, Inc. ("JPS") summary income statement amounts were excluded for the three months ended March 31, 2011 because it did not publish its financial statements on a quarterly basis. See additional discussion below regarding API and JPS.

	Three Months Ended March 31,
	2012	2011
Summary income statement amounts:
Revenue	$125,774	$77,432
Gross profit	11,527	23,339
Income (loss) from continuing operations	2,011	6,239
Net income (loss) after noncontrolling interests	(5,652)	6,049
Amounts recognized in the consolidated financial statements:
SPH share of net income	(96)	379
Unrealized gain (loss) on associated companies accounted for at fair value	50,636	1,479
SPH’s equity in other comprehensive loss	—	(393)

The Company’s investments in associated companies accounted for under the equity method of accounting are initially recorded at their original cost, subsequently increased or decreased for SPH’s share of the investees’ earnings or losses and other comprehensive income, reduced for dividends received and impairment charges recorded, if any, and increased for any additional investments. The Company elected to account for its indirect investment in Fox & Hound (see below for additional information), and its investments in Steel Excel and SL Industries, Inc. (“SLI”) under the equity method at fair value beginning on the dates these investments became subject to the equity method of accounting. Fox & Hound is a Level 3 investment, while Steel Excel and SLI are Level 1 investments, all of which are measured and reported at fair value as described in Note 7 - “Fair Value Measurements.” Associated companies are included in either the Diversified Industrial segment or Corporate from the dates of their acquisition. Certain associated companies have a fiscal year end that differs from December 31.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

SPH’s associated companies accounted for under the equity method as of December 31, 2011 and for the three months ended March 31, 2012 are as follows:

CoSine

At March 31, 2012 and December 31, 2011, SPH owned 4,779,721 shares (47.0% and 46.8% of the outstanding shares, respectively) of CoSine Communications, Inc. (“CoSine”), a publicly traded company which is seeking to acquire one or more new businesses. The investment in CoSine is reported on the equity method with an investment carrying value of $6,849 and $$6,944, respectively. SPH recorded a loss of $97 as its share of CoSine net loss and $1 as its share of capital changes for the three months ended March 31, 2012 and a loss of $145 as its share of CoSine net loss and $65 as its share of capital changes for the three months ended March 31, 2011. The aggregate market value of the Company’s interest in CoSine was $10,276 at March 31, 2012 and $9,320 at December 31, 2011.

Fox & Hound

On March 19, 2012, the Company invested $10,923 to acquire an indirect interest in Fox & Hound as part of a recapitalization which involved the issuance by Fox & Hound of new common equity in conjunction with a long-term refinancing of Fox & Hound's debt. As a result of the transaction, as of March 31, 2012, the Company had an indirect ownership interest (including our indirect interest through the Steel Partners II Liquidating Series Trust ("SPII Liquidating Trust") - Series D) in Fox & Hound of 43.6%. The Company elected to record its investment in Fox & Hound on the equity method at fair value in order to more appropriately reflect the value of Fox & Hound in its financial statements. The fair value of our investment in Fox & Hound was $40,683 as of March 31, 2012. SPH recorded an unrealized gain in the consolidated statement of operations of $29,760 on its indirect investment in Fox & Hound for the three months ended March 31, 2012. Fox & Hound's recapitalization diluted our indirect investment in Fox & Hound through the SPII Liquidating Trust - Series D, which is included in Other investments at fair value - related party on our consolidated balance sheet, which resulted in an unrealized loss of $11,200 in the consolidated statement of operations. See Note 6 - "Investments", for additional information.
SLI

At March 31, 2012 and December 31, 2011, SPH owned 21.7% of the shares of SLI, a publicly traded company that designs, manufactures and markets power electronics, motion control, power protection and specialized communication equipment. The investment in SLI is reported on the equity method at fair value with an investment carrying value of $19,388 and $16,049 as of March 31, 2012 and December 31, 2011, respectively. SPH recorded an unrealized gain in the consolidated statement of operations of $3,339 and $761 on its investment in SLI for the three months ended March 31, 2012 and 2011, respectively.

Steel Excel

At March 31, 2012 and December 31, 2011, SPH owned 40.3% of the shares of Steel Excel, a publicly traded company. Steel Excel acquired certain businesses in 2011, and is seeking to acquire additional business operations. The identification of new business operations includes, but is not limited to, the oilfield servicing, sports, training, education, entertainment, and lifestyle businesses. The investment in Steel Excel is reported on the equity method at fair value. SPH recorded unrealized gains in the consolidated statement of operations of $17,538 and $359 on its investment in Steel Excel for the three months ended March 31, 2012 and 2011, respectively.

SPH’s investments in associated companies accounted for under the equity method prior to December 31, 2011 also included:

API

Effective December 31, 2011, the Company determined that it no longer had significant influence over the operating and financial polices of API. The Company discontinued the equity method of accounting at fair value for API and began classifying API as Investments at fair value and will continue to report changes in fair in the consolidated statement of operations. In the first quarter of 2011, prior to its reclassification to Investments at fair value, the investment in API was reported on the equity method at fair value. SPH recorded an unrealized gain in the consolidated statement of operations of

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

$359 for the three months ended March 31, 2011. API is a Level 1 investment measured and reported at fair value (See Note 7 – “Fair Value Measurements” for additional information).

DGT

On July 5, 2011, SPH purchased 193,305 DGT shares for cash on the open market for $1,933 which brought total shares owned by SPH to 1,977,023 (51.1% of the outstanding shares), and DGT became a majority-owned controlled subsidiary. DGT’s accounts are consolidated with the accounts of SPH from July 5, 2011 and accordingly, SPH’s investment in DGT was been removed from investments in associated companies as of that date. In the first three months of 2011, prior to SPH acquiring a controlling interest, the investment in DGT was reported on the equity method and SPH recorded income of $525 as its share of DGT net income and $(477) as its share of capital changes including other comprehensive income/loss.

JPS

During the fourth quarter of 2011, the Company determined that it did not have significant influence over the operating and financial policies of JPS. Therefore, effective December 31, 2011 the Company discontinued the equity method of accounting for JPS and began classifying JPS as an available for sale security. In the first three months of 2011, prior to its reclassification as an available for sale security, the investment in JPS was reported on the equity method. The Company did not record any income/loss or capital changes for JPS in the first quarter of 2011.

Other

The Company also has an investment in a Japanese real estate partnership. The Company did not record any income/loss or capital changes for this investment in the first quarter of 2011.

During the fourth quarter of 2011, the Company determined that it did not have significant influence over the operating and financial policies of the partnership. Therefore, effective December 31, 2011, the Company discontinued the equity method of accounting and began classifying this investment as an investment at cost ($5,156), included in Other non-current assets in the March 31, 2012 and December 31, 2011 consolidated balance sheet. There was no impairment recorded for this investment for the three months ended March 31, 2012.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

6. INVESTMENTS

Investments at Fair Value

Investments at fair value at March 31, 2012 include available for sale securities of $108,248 and other investments held at fair value of $38,079. Investments at fair value at December 31, 2011 include available for sale securities of $120,579 and other investments held at fair value of $29,441. For additional information see below and Note 7 - "Fair Value Measurements."

Available-Sale-Securities

Available-for-sale securities by industry classification at March 31, 2012 and December 31, 2011 are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
March 31, 2012
Equity securities - U.S.
Computer Software and Services	$5,113	$253	$(1,754)	$3,612
Aerospace/Defense	10,746	18,121	—	28,867
Manufacturing	15,260	15,236	(1)	30,495
Restaurants	5,974	3,470	—	9,444
Other	27,923	8,659	(752)	35,830
Total available-for-sale securities	$65,016	$45,739	$(2,507)	$108,248
December 31, 2011
Equity securities - U.S.
Computer Software and Services	$27,649	$3,132	$(2,146)	$28,635
Aerospace/Defense	10,746	10,884	—	21,630
Manufacturing	16,495	14,960	—	31,455
Restaurants	5,974	3,390	—	9,364
Other	21,600	8,754	(859)	29,495
Total available-for-sale securities	$82,464	$41,120	$(3,005)	$120,579

Investment information is summarized below for available-for-sale securities:

	Three Months Ended March 31,
	2012	2011
Proceeds from sales	$26,984	$56,136
Gross gains from sales	$2,879	$5,458
Gross losses from sales	—	(507)
Net investment gain	$2,879	$4,951
Change in net unrealized holding gains included in other comprehensive income	$5,119	$5,398

For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. Gross unrealized gains and gross unrealized losses in the table are reported in Accumulated other comprehensive loss in the consolidated balance sheets.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Other Investments Held at Fair Value
Other investments held at fair value include the Company's economic interest, direct and indirect, in Barbican Group Holdings Limited and its subsidiaries (“Barbican”), of $13,719 and $13,622 at March 31, 2012 and December 31, 2011, respectively; and the Company's investment in API of $24,360 and $15,819 at March 31, 2012 and December 31, 2011, respectively. Barbican and API are reported as Investments at fair value in the condensed consolidated balance sheet. Changes in the fair value of the investments are reported in the condensed consolidated statement of operations as Income (loss) from investments held at fair value which amounts were $8,637 and $(1,563) for the three months ended March 31, 2012 and 2011, respectively.
Other Investments - Related Party
Other investments - related party, classified as non-current assets at March 31, 2012 and December 31, 2011, consist of the Company’s investment in each series of the SPII Liquidating Trust (see Note 14 - “Related Party Transactions”) accounted for under the equity method. These investments were acquired and initially recorded in connection with an exchange transaction in which we acquired the limited partnership interest of Steel Partners II, L.P. (“SPII”) consisting of holdings in a variety of companies, in exchange for our common units which were distributed to certain former indirect investors in SPII (the “Exchange Transaction”). The Company elected to account for its investments in each series of the SPII Liquidating Trust under the equity method at fair value beginning July 16, 2009, the date these investments became subject to the equity method. The Company is permitted to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that would not otherwise be required to be measured at fair value. If the fair value option is elected for a particular financial instrument, the Company is required to report unrealized gains and losses on those items in its consolidated statement of operations.

Each series of the SPII Liquidating Trust is separate and distinct with respect to its assets, liabilities and net assets. Each individual series has no liability or claim with respect to the liabilities or assets, of the other series. Each series shares in the costs, assets and liabilities, if any, that are not specifically attributable to a particular series. Each series generally holds the securities related to a specific investment and cash for operating expenses of the series. The investments in the SPII Liquidating Trust are not redeemable and distributions will be received from the SPII Liquidating Trust as the underlying assets held are sold over a period which is not determinable. There are no unfunded capital commitments with respect to these investments. The fair values for the investments in the SPII Liquidating Trust have been estimated using the net asset value of such interests as reported by the SPII Liquidating Trust.

The following table provides combined summarized data with respect to the other investments - related party accounted for under the equity method, which as discussed above the Company elected to account for at fair value commencing on the date the investment became subject to equity method accounting:

	March 31, 2012	December 31, 2011
Other investments - related party:
SPII Liquidating Trust - Series B (a)	$16,483	$16,408
SPII Liquidating Trust - Series D (b)	642	11,783
SPII Liquidating Trust - Series G (c)	10,218	9,552
SPII Liquidating Trust - Series H (d)	3,361	3,496
SPII Liquidating Trust - Series I (e)	1,149	1,414
Total	$31,853	$42,653
Summary of balance sheet amounts:
Total assets	$72,815	$97,502
Total liabilities	—	—
Net Asset Value	$72,815	$97,502

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

	Three Months Ended March 31,
	2012	2011
Summary income statement amounts:
Net decrease in net assets from operations	$(24,682)	$(18,924)
Amounts recognized in the consolidated financial statements:
Loss from other investments - related party	$(10,800)	$(8,284)
Proceeds from sales	—	4,156
Gross gains from sales	$—	$—
Gross losses from sales	—	—
Net investment gain	$—	$—

(a) Represents the Company’s interest in the series of the SPII Liquidating Trust that holds preference shares and ordinary shares in Barbican Group Holdings Limited.
(b) Represents the Company’s interest in the series of the SPII Liquidating Trust that holds common shares in Fox & Hound. On March 19, 2012, in conjunction with a long-term refinancing of its debt, Fox & Hound issued new common equity. As a result of the transaction, our interest in Fox & Hound through the SPII Liquidating Trust was diluted and reduced by approximately $11,200, which in included in Loss from other investments in our consolidated statement of operations.
(c) Represents the Company’s interest in the series of the SPII Liquidating Trust that holds the limited partnership interest in Steel Partners China Access I L.P. (“SPCA”) (see Note 14 - “Related Party Transactions”).
(d) Represents the Company’s interest in the series of the SPII Liquidating Trust that holds the limited partnership interest in Steel Partners Japan Strategic Fund, L.P. (“SPJSF”) (see Note 14 - “Related Party Transactions”).
(e) Represents the Company’s interest in the series of the SPII Liquidating Trust that holds certain other investments.

Investments in Variable Interest Entities

The Company holds variable interests in each series of the SPII Liquidating Trust (see “Other Investments - Investments in Related Party” above). The purpose of the SPII Liquidating Trust is to effect the orderly liquidation of certain assets previously held by SPII. The Company determined that each variable interest entity ("VIE") in which it held a variable interest since January 1, 2010 met the deferral criteria of ASC 810. Accordingly, these VIEs will continue to be assessed under the overall guidance on the consolidation of VIEs or other applicable guidance.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

The following table sets forth certain information regarding the series of the SPII Liquidating Trust, in the aggregate, in which the Company holds a variable interest as of March 31, 2012 and December 31, 2011 and is not a primary beneficiary. The amounts presented below are included in, and not in addition to, the other investments - related party tables above.

	March 31, 2012	December 31, 2011
Gross Assets	$72,815	$97,502
Financial Obligations (a)	—	—
SPH Investment	31,853	42,653

(a) The SPII Liquidating Trust did not have any financial obligations as of March 31, 2012 and December 31, 2011 and the Company did not have any financial obligation to the SPII Liquidating Trust as of such dates.

Net Investment Gains (Losses)

Net investment gains (losses) in the consolidated statements of operations consist of the following:

	Three Months Ended March 31,
	2012	2011
Available-for-sale securities	$2,879	$4,951
Financial instruments	(540)	8,347
Securities sold, not yet purchased	—	(282)
Other	—	42
Total	$2,339	$13,058

The losses from financial instruments are primarily from the foreign currency financial instruments described in Note 8 - “Financial Instruments”.

7. FAIR VALUE MEASUREMENTS

Investments and Other Financial Assets and Liabilities

The carrying value of cash and cash equivalents, receivables, prepaid and other current assets, accounts payable, other current liabilities and payables, is considered to be representative of their fair value, due to the short term nature of these instruments. The carrying amount of short-term and long-term debt does not differ materially from fair value because such debt is based on current market interest rates. The carrying value of loans receivable and deposits is considered to be representative of their fair values because the rates of interest on these instruments are not significantly different from market interest rates for instruments with similar maturities. The estimated fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 are shown in the following table.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

	Carrying Value		Fair Value
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Assets:
Available-for-sale securities (see Note 6)	$108,248	$120,579	$108,248	$120,579
Other investments held at fair value (see Note 6)	38,079	29,441	38,079	29,441
Investments at fair value	146,327	150,020	146,327	150,020

Loans receivable (see Note 9)	34,915	43,762	35,750	44,031
Investments in associated companies (a)	182,834	121,275	182,834	121,275
Other investments - related party (b)	31,853	42,653	31,853	42,653
Commodity contracts on precious metals	6	—	6	—
Total	$395,935	$357,710	$396,770	$357,979
Liabilities:
Financial instruments (see Note 8)	$24,314	$23,736	$24,314	$23,736
Deposits (see Note 13)	90,966	94,882	91,985	96,013
Deferred fee liability to related party (see Note 14)	70,508	58,747	70,508	58,747
Derivative features of subordinated notes (see Note 8)	381	694	381	694
Commodity contracts on precious metals	—	229	—	229
Total	$186,169	$178,288	$187,188	$179,419
(a) See Note 5 - “Investments in Associated Companies”. The Company elected the fair value option for Steel Excel, SLI and Fox & Hound.

(b)	See Note 6 - “Investments” for description of Company’s fair value option election with respect to its other investments.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements as of March 31, 2012 and December 31, 2011 are summarized by type of inputs applicable to the fair value measurements as follows:

March 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Investments (a)	$66,716	$41,532	$—	$108,248
Investments in associated companies	122,763	19,388	40,683	182,834
Other investments - related party (b)	—	—	31,853	31,853
Other investments	24,360		13,719	38,079
Commodity contracts on precious metals	(3)	9	—	6
Total	$213,836	$60,929	$86,255	$361,020
Liabilities:
Financial instruments	$—	$24,314	$—	$24,314
Deferred fee liability to related party	—	—	70,508	70,508
Derivative features of subordinated notes	—	—	381	381
Total	$—	$24,314	$70,889	$95,203

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Investments (a)	$87,907	$32,672	$—	$120,579
Investments in associated companies	121,275	—	—	121,275
Other investments - related party (b)	—	—	42,653	42,653
Other investments	15,819	—	13,623	29,442
Total	$225,001	$32,672	$56,276	$313,949
Liabilities:
Financial instruments	$—	$23,736	$—	$23,736
Deferred fee liability to related party	—	—	58,747	58,747
Derivative features of subordinated notes	—	—	694	694
Commodity contracts on precious metals	165	64	—	229
Total	$165	$23,800	$59,441	$83,406

(a) Two investments with a value of $9,763 were transferred to Level 2 from Level 1 at March 31, 2012 based upon a reduction in the number of shares traded.

(b)
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

Realized and unrealized gains and (losses) for the three months ended March 31, 2012 and 2011 on investments for which fair values were determined using reported net asset values were $(10,800) and $(8,284), respectively. These realized and unrealized gains and losses are reported in the consolidated statement of operations. Investments for which fair value is determined using net asset values as fair value are classified as Level 3 and are $31,853 and $42,653 at March 31, 2012 and December 31, 2011, respectively. The investments are reported in the consolidated balance sheet as other investments - related party.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

The Company and the SPII Liquidating Trust use specific valuation metrics appropriate for each specific investment to estimate the fair value of their debt and equity securities measured using Level 3 inputs. The SPII Liquidating Trust estimates the value of its interests in SPCA, a limited partnership that holds an investment in a Chinese company, and SPJSF based on the net asset value of such funds, which hold investments all of which are valued based on Level 1 or Level 2 inputs. The investments held by the SPII Liquidating Trust in these two investment funds are not redeemable and distributions will be received from the SPII Liquidating Trust as the underlying assets held are sold over a period which is not determinable. SPCA’s term ends in May 2013 and may be extended for up to one additional year at the discretion of its general partner. There are no unfunded capital commitments with respect to these investments.

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Investments in Associated Companies	Debt-Securities -Corporate	Other Investments - Related Party	Other Investments	Total
Assets
Balance at December 31, 2011	$—	$—	$42,653	$13,623	$56,276
Purchases	10,923	—	—	—	10,923
Sales	—	—	—	—	—
Unrealized gains	29,760	—	740	96	30,596
Unrealized losses	—	—	(11,540)	—	(11,540)
Balance at March 31, 2012	$40,683	$—	$31,853	$13,719	$86,255
Assets
Balance at December 31, 2010	$—	$—	$62,553	$7,668	$70,221
Purchases	—	1,264	—	—	1,264
Sales	—	—	(4,156)	—	(4,156)
Unrealized gains	—	—	80	—	80
Unrealized losses	—	—	(8,364)	(1,564)	(9,928)
Balance at March 31, 2011	$—	$1,264	$50,113	$6,104	$57,481

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

The change in unrealized gains (losses) for investments still held at March 31, 2012 and 2011 was reported in the consolidated statements of operations as follows:

	Investments in Associated Companies	Other Investments - Related Party	Other Investments	Total
Three Months Ended March 31, 2012
Gains
Income of associated companies	$29,760	$—	$—	$29,760
Income from other investments-related party	—	740	—	740
Income from investments held at fair value	—	—	96	96
	29,760	740	96	30,596

Losses
Losses from other investments-related party	—	(11,540)	—	(11,540)

Total	$29,760	$(10,800)	$96	$19,056
Three Months Ended March 31, 2011
Gains
Gains from other investments - related party	$—	$80	$—	$80
Losses
Losses from other investments - related party	—	(8,364)	—	(8,364)
Investment and other loss	—	—	(1,564)	(1,564)
	—	(8,364)	(1,564)	(9,928)
Total	$—	$(8,284)	$(1,564)	$(9,848)

The realized and unrealized gains and losses in financial assets measured using Level 3 inputs are reported in the consolidated statement of operations as follows:

	Realized Gains	Realized Losses	Unrealized Gains	Unrealized Losses	Total
Three Months Ended March 31, 2012:
Income of associated companies	$—	$—	$29,760	$—	$29,760
Income from other investments-related party	—	—	740	(11,540)	(10,800)
Income from investments held at fair value	—	—	96	—	96
Total	$—	$—	$30,596	$(11,540)	$19,056
Three Months Ended March 31, 2011:
Investment and other loss	$—	$—	$—	$(1,564)	$(1,564)
Income (loss) from other investments- related party	—	—	80	(8,364)	(8,284)
Total	$—	$—	$80	$(9,928)	$(9,848)

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Following is a summary of changes in financial liabilities measured using Level 3 inputs:

	Distribution Payable (a)	Deferred Fee Liability to Related Party (b)	Derivative Feature of Subordinated Notes (c)	Common Unit Option Liability (d)	Total
Balance at December 31, 2011	$—	$58,747	$694	$—	$59,441
Increase (decrease) in fair value reported in the consolidated statement of operations as expense (income)	—	11,761	(313)	—	11,448
Balance at March 31, 2012	$—	$70,508	$381	$—	$70,889
Balance at December 31, 2010	$29,869	$64,854	$2,866	$1,785	$99,374
Increase in fair value reported in the consolidated statement of operations as expense (income)	4	489	805	(1,700)	(402)
Balance at March 31, 2011	$29,873	$65,343	$3,671	$85	$98,972

(a)	See Note 17 - “Capital and Accumulated Other Comprehensive (Loss) Income" Common Unit Distributions.

(b)	See Note 14 - “Related Party Transactions”

(c)	See Note 8 - “Financial Instruments”

(d)	See Note 17 - “Capital and Accumulated Other Comprehensive (Loss) Income" Common Unit Option Liability.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets measured at fair value in 2011 and 2010 on a non-recurring basis include the assets acquired and liabilities assumed in the acquisitions described in Note 3 – “Acquisitions”. Significant judgments and estimates are made to determine the acquisition date fair values which may include the use of appraisals, discounted cash flow techniques or other information the Company considers relevant to the fair value measurement. Subsequent to initial measurement, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate, in management’s judgment, that carrying values may not be recoverable. Circumstances that could trigger an interim impairment test include but are not limited to: the occurrence of a significant change in circumstances, such as continuing adverse business conditions or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; or results of testing for recoverability of a significant asset group within a reporting unit.

As of March 31, 2012 and December 31, 2011, WebBank has impaired loans of $3,762, of which $2,349 is guaranteed by the USDA or SBA and $3,789, of which $2,354 is guaranteed by the USDA or SBA, respectively. These loans are measured at fair value on a nonrecurring basis using Level 3 inputs. Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of loan agreements, including scheduled interest payments. When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, when appropriate, the loan’s observable fair value or the fair value of the collateral (less any selling costs) if the loan is collateral-dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses, or by charging down the loan to its value determined in accordance with generally accepted accounting principles. Amounts charged against the allowance for loan losses were $0 and $353 for the three months ended March 31, 2012 and 2011, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

8. FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Risk

Financial instruments include $24,314 and $23,736 at March 31, 2012 and December 31, 2011, respectively, of amounts payable in foreign currencies which are subject to the risk of exchange rate changes. These financial instruments resulted from transactions entered into for risk management purposes, are collateralized by an equivalent amount included in restricted cash and have no maturity date. The liabilities are accounted for at fair value on the balance sheet date with changes in fair value reported in the consolidated statement of operations included in net investment gain (loss). The liabilities are not designated as hedging instruments. The foreign currency financial instrument liabilities at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012		December 31, 2011
Currency	Carrying Amount	Notional Amount	Carrying Amount	Notional Amount
Japanese Yen	$1,767	¥ 146,368	$1,899	¥ 146,241
Pound Sterling	22,547	£ 14,078	21,837	£ 14,055
Total	$24,314		$23,736

Information is summarized below for foreign currency financial liabilities and related restricted cash:

Foreign exchange transactions:
	March 31, 2012	March 31, 2011
Balance, beginning of year	$23,736	$137,823
Purchases of foreign currency financial instruments	—	(29,874)
Net investment losses (gains)	540	(1,707)
Receipt of dividends, net of interest expense	38	130
Balance of foreign currency financial instruments liability and related restricted cash, end of period	$24,314	$106,372

HNH business units are subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. HNH has not used derivative instruments to manage this risk.

Commodity Contracts

HNH enters into commodity futures and forwards contracts on precious metals that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations. As of March 31, 2012, HNH had entered into forward and future contracts for gold with a total value of $2,800 and had no open contracts for silver.

As of March 31, 2012, HNH had the following outstanding forward or future contracts with settlement dates in June 2012:
.

Commodity	Amount
Gold	1,700 ounces

Option Contracts

SPH acquired the stock of two companies in conjunction with its acquisition of the assets of SPII on July 15, 2009. Subsequently, in place of these holdings, SPH invested in buying calls and selling puts in these two companies to create similar risk/reward characteristics of a direct risk management in the common stock of the two companies. As of March 31, 2012 and December 31, 2011 there are no call or put options outstanding. During 2011, the option contracts were exchange traded in

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

active markets and the Company estimates the fair value of the options through use of quoted prices obtained on internationally recognized exchanges.

Information is summarized below for the option contracts for the three months ended March 31, 2011:

Three Months Ended March 31, 2011
Proceeds from sales	$15,112
Realized gains (losses):
Gross gains from sales	$1,459
Gross losses from sales	(730)
Net realized investment gain	729
Unrealized gains (losses):
Change in unrealized gains	8,828
Change in unrealized losses	(2,917)
Net unrealized investment gain	5,911
Net investment gain	$6,640

Securities Sold, Not Yet Purchased

There are no amounts outstanding at March 31, 2012 and December 31, 2011 for securities sold, not yet purchased. For risk management purposes during the year ended December 31, 2011, the Company sold securities short in order to economically hedge the risk of a decline in the stock market. Securities sold, not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as the Company’s ultimate obligation to satisfy the sale of securities sold, not yet purchased, at fair value may exceed the amount recognized in the consolidated balance sheet. The securities sold, not yet purchased were exchange traded in active markets and the Company estimates fair value of the securities through use of quoted prices obtained on internationally recognized exchanges.

Information is summarized below for securities sold, not yet purchased for the three months ended March 31, 2011:

Three Months Ended March 31, 2011
Proceeds from sales	$7,713
Realized gains (losses):
Gross gains from sales	$12
Gross losses from sales	(295)
Net realized investment loss	(283)
Unrealized gains (losses):
Change in unrealized gains	1
Change in unrealized losses	—
Net unrealized investment gain	1
Net investment loss	$(282)

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Subordinated Notes

HNH’s Subordinated Notes have embedded call premiums and warrants associated with them. The Company has treated the fair value of these features together as both a discount and a derivative liability at inception of the loan agreement, valued at $2,634. The discount is being amortized over the life of the notes as an adjustment to interest expense, and the derivative liability is marked to market at each balance sheet date. For the three months ended March 31, 2012 and 2011, mark to market adjustments of $313 and $(805) were recorded as unrealized gains (losses) on derivatives, decreasing (increasing) the fair value of the derivative liability to $381 and $3,671, respectively. The Subordinated Notes and embedded call premiums and warrants in the SPH consolidated financial statements and in the footnotes are presented net of intercompany amounts eliminated in consolidation.

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets:

Derivative	Balance Sheet Location	March 31, 2012	December 31, 2011
Foreign currency financial instruments	Financial instruments - current liabilities	$24,314	$23,736
Commodity contracts	Other current assets	$6	$—
Commodity contracts	Other current liabilities	$—	$229
Derivative features of subordinated notes	Long-term debt	$381	$694

Effect of derivative instruments on the Consolidated Statements of Operations:

		Three Months Ended March 31,
		2012	2011
Derivative	Statement of Operations Location	Gain (loss)	Gain (loss)
Foreign currency financial instruments	Net investment (loss) gain	$(540)	$1,707
Commodity contracts	Realized and unrealized gain (loss) on derivatives	257	(2,733)
Call options	Net investment gain (loss)	—	2,952
Put options	Net investment gain (loss)	—	3,688
Securities sold, not yet purchased	Net investment gain (loss)	—	(282)
Derivative features of subordinated notes	Realized and unrealized gain (loss) on derivatives	313	(805)
Total derivatives		$30	$4,527

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

At March 31, 2012 and December 31, 2011, WebBank’s undisbursed loan commitments totaled $138,038 and $113,350, respectively. Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. WebBank’s commitments generally have fixed expiration dates or other termination

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by WebBank upon extension of credit is based on management’s credit evaluation of the borrower.

WebBank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. WebBank uses the same credit policy in making commitments and conditional obligations as it does for on-balance sheet instruments.

WebBank also estimates an allowance for potential losses on off-balance sheet contingent credit exposure. WebBank determines an allowance for this contingent credit exposure based on historical experience and portfolio analysis. The allowance was $1,598 and $1,696 at March 31, 2012 and December 31, 2011, respectively, and is included within Other current liabilities in the consolidated balance sheets. Increases or decreases in the allowance are included in Selling, general and administrative expenses in the consolidated statements of operations. The amount included in Selling, general and administrative expenses for credit losses on off-balance sheet contingent credit exposure was a benefit of $110 and $0 for the three months ended March 31, 2012 and 2011, respectively.

9. TRADE, OTHER AND LOANS RECEIVABLE

Trade and Other Receivables

	March 31, 2012	December 31, 2011
Trade accounts receivable, net of allowance for doubtful accounts of $2,555 in 2012 and $2,504 in 2011	$101,018	$84,987
Other receivables	5,535	5,252
Total	$106,553	$90,239

Loans Receivable

Major classification of WebBank’s loans receivable at March 31, 2012 and December 31, 2011are as follows:

	Total				Current		Non-current
	March 31, 2012%		December 31, 2011%		March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Real estate loans:
Commercial - owner occupied	$8,294	23%	$8,340	19%	$301	$302	$7,993	$8,038
Commercial – other	286	1%	300	—%	8	9	278	291
Total real estate loans	8,580	24%	8,640	19%	309	311	8,271	8,329
Commercial and industrial	3,984	11%	4,344	10%	3,400	3,731	584	613
Loans held for sale	22,824	65%	31,363	71%	22,824	31,363	—	—
Total loans	35,388	100%	44,347	100%	26,533	35,405	8,855	8,942
Less:
Deferred fees and discounts	(23)		(56)		(23)	(56)	—	—
Allowance for loan losses	(450)		(529)		(450)	(529)	—	—
Total loans receivable, net	$34,915		$43,762		$26,060	$34,820	$8,855	$8,942

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

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

After applying historic loss experience, as described above, the quantitatively derived level of ALLL is reviewed for each segment using qualitative criteria. Various risk factors are tracked that influence judgment regarding the level of the ALLL across the portfolio segments. Primary qualitative factors that may be reflected in the quantitative models include:

•	Asset quality trends

•	Risk management and loan administration practices

•	Risk identification practices

•	Effect of changes in the nature and volume of the portfolio

•	Existence and effect of any portfolio concentrations

•	National economic and business conditions

•	Regional and local economic and business conditions

•	Data availability and applicability

Changes in these factors are reviewed to ensure that changes in the level of the ALLL are consistent with changes in these factors. The magnitude of the impact of each of these factors on the qualitative assessment of the ALLL changes from quarter to quarter according to the extent these factors are already reflected in historic loss rates and according to the extent these factors diverge from one another. Also considered is the uncertainty inherent in the estimation process when evaluating the ALLL.

Changes in the allowance for loan and lease losses are summarized as follows:

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Unallocated	Total
Beginning balance - December 31, 2011	$347	$46	$136	$—	$529
Charge-offs	—	—	—	—	—
Recoveries	1	11	53	—	65
Provision	(68)	(14)	(62)	—	(144)
Ending Balance – March 31, 2012	$280	$43	$127	$—	$450

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows at March 31, 2012:

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Allowance for loan losses:
Individually evaluated for impairment	$25	$—	$—	$25
Collectively evaluated for impairment	255	43	127	425
Total	$280	$43	$127	$450
Outstanding Loan balances:
Individually evaluated for impairment (1)	$3,556	$—	$206	$3,762
Collectively evaluated for impairment	4,739	285	3,778	8,802
Total	$8,295	$285	$3,984	$12,564

(1) $2,349 is guaranteed by the USDA or SBA.

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

Nonaccrual loans are summarized as follows:

	March 31, 2012	December 31, 2011
Real Estate Loans:
Commercial - Owner Occupied	$913	$914
Total Real Estate Loans	913	914
Commercial and Industrial	96	97
Total Loans	$1,009	$1,011

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Past due loans (accruing and nonaccruing) are summarized as follows at March 31, 2012:

	Current	30-89 days past due	90+ days past due	Total past due (2)	Total loans	Recorded investment in accruing loans 90+ days past due	Nonaccrual loans that are current (1)
Real Estate Loans:
Commercial - Owner Occupied	$5,224	$2,157	$913	$3,070	$8,294	$—	$—
Commercial - Other	286	—	—	—	286	—	—
Total Real Estate Loans	5,510	2,157	913	3,070	8,580	—	—
Commercial and Industrial	3,865	23	96	119	3,984	—	—
Total Loans	$9,375	$2,180	$1,009	$3,189	$12,564	$—	$—

(1) Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

(2) $2,349 is guaranteed by the USDA or SBA.

In addition to the past due and nonaccrual criteria, loans are analyzed using a loan grading system. Generally, internal grades are assigned to loans based on financial/statistical models and loan officer judgment. The Company reviews and grades all loans with unpaid principal balances of $100 or more once per year. Grades follow definitions of Pass, Special Mention, Substandard, and Doubtful. The definitions of Pass, Special Mention, Substandard, and Doubtful are summarized as follows:

•	Pass: A Pass asset is a higher quality asset and does not fit any of the other categories described below. The likelihood of loss is considered remote.

•
Special Mention: A receivable in this category has a specific weakness or problem but does not currently present a significant risk of loss or default as to any material term of the loan or financing agreement.

•	Substandard: A substandard receivable has a developing or currently minor weakness or weaknesses that could result in loss or default if deficiencies are not corrected or adverse conditions arise.

•	Doubtful: A doubtful receivable has an existing weakness or weaknesses that have developed into a serious risk of significant loss or default with regard to a material term of the financing agreement.

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows at March 31, 2012:

	Pass	Special Mention	Sub- standard (1)	Doubtful	Total loans
Real Estate Loans:
Construction	$—	$—	$—	$—	$—
Commercial - Owner Occupied	4,597	141	3,556	—	8,294
Commercial - Other	286	—	—	—	286
Total Real Estate Loans	4,883	141	3,556	—	8,580
Commercial and Industrial	3,778	—	206	—	3,984
Total Loans	$8,661	$141	$3,762	$—	$12,564

(1) $2,349 is guaranteed by the USDA or SBA.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. When loans are impaired, an estimate of the amount of the balance that is impaired is made and a specific reserve is assigned to the loan based on the estimated present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral less the cost to sell. When the impairment is based on amount on the fair value of the loan’s underlying collateral, the portion of the balance that is impaired is charged off, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. Payments are recognized when cash is received.

Information on impaired loans is summarized as follows at March 31, 2012:

		Recorded investment
	Unpaid principle balance	with no allowance	with allowance	Total recorded investment (1)	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$3,885	$2,794	$762	$3,556	$25	$3,561
Total Real Estate Loans	3,885	2,794	762	3,556	25	3,561
Commercial and Industrial	593	206	—	206	—	212
Total Loans	$4,478	$3,000	$762	$3,762	$25	$3,773

(1) $2,349 is guaranteed by the USDA or SBA.

10. INVENTORIES

A summary of inventories is as follows:

	March 31, 2012	December 31, 2011
Finished products	$20,090	$20,527
In – process	9,156	8,775
Raw materials	20,670	19,577
Fine and fabricated precious metal in various stages of completion	13,550	8,658
	63,466	57,537
Inventory reserve	(5,149)	(3,761)
	$58,317	$53,776

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, HNH purchases, maintains and utilizes precious metal inventory. HNH records its precious metal inventory at LIFO cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold. The market value of the precious metal inventory exceeded LIFO cost by $4,040 and $2,614 as of March 31, 2012 and December 31, 2011, respectively.

Certain customers and suppliers of HNH choose to do business on a “toll” basis, and furnish precious metal to HNH

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet. As of March 31, 2012, HNH’s customer metal consisted of 226,363 ounces of silver, 543 ounces of gold, and 1,396 ounces of palladium. As of December 31, 2011, HNH’s customer metal consisted of 240,568 ounces of silver, 609 ounces of gold, and 1,396 ounces of palladium.

	March 31, 2012	December 31, 2011
Supplemental inventory information:
Precious metals stated at LIFO cost	$9,510	$6,044
Market value per ounce:
Silver	32.50	27.95
Gold	1,670.35	1,565.80
Palladium	653.10	655.40

11. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	March 31, 2012	December 31, 2011
Land	$9,278	$8,257
Buildings and improvements	44,083	38,143
Machinery, equipment and other	98,002	95,602
Construction in progress	7,737	10,589
	159,100	152,591
Accumulated depreciation and amortization	(28,806)	(24,749)
Net property, plant and equipment	$130,294	$127,842

Depreciation expense was $4,059 and $3,321 for the three months ended March 31, 2012 and 2011, respectively.

12. GOODWILL AND OTHER INTANGIBLES

A reconciliation of the change in the carrying value of goodwill is as follows:

	March 31, 2012	December 31, 2011
Balance at beginning of year	$42,797	$16,212
Acquisition of SWH	—	24,836
Acquisition of Tiger Claw	—	1,753
Other	9	(4)
Balance at end of period/year	$42,806	$42,797

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

A summary of intangible assets other than goodwill is summarized as follows:

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product and customer relationships	$96,810	$10,482	$96,810	$8,959
Trademarks	26,390	1,252	26,390	1,078
Patents and technology	21,511	3,354	21,432	2,868
Other	4,631	1,107	4,631	1,017
	$149,342	$16,195	$149,263	$13,922

Amortization expense was $2,333 and $2,879 for the three months ended March 31, 2012 and 2011, respectively. Trademarks with indefinite lives as of March 31, 2012 and December 31, 2011 were $13,010.

13. BANK DEPOSITS

A summary of WebBank deposits is as follows:

	March 31, 2012	December 31, 2011
Time deposits year of maturity:
2012	$24,075	$28,017
2013	22,877	22,866
2014	18,520	18,514
2015	15,214	15,209
Total time deposits	80,686	84,606
Money market deposits	10,280	10,276
Total deposits	$90,966	$94,882

Current	$40,985	$38,293
Long-term	49,981	56,589
Total deposits	$90,966	$94,882

Time deposit accounts under $100	$68,111	$70,800
Time deposit accounts $100 and over	12,575	13,806
Total time deposits	$80,686	$84,606

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

The amount of the deferred fee liability is indexed to the value of SPH. The deferred fee is a fair value liability and is increased or decreased quarterly by the same percentage as the increase or decrease in the index. The increase in the Deferred Fee Liability was $11,762 and $489 for the three months ended March 31, 2012 and 2011, respectively, based on the change in the index and is reported in the consolidated statements of operations as Increase in deferred fee liability to related party. The fair value of the Deferred Fee Liability was $70,508 and $58,747 as of March 31, 2012 and December 31, 2011, respectively. On April 11, 2012, the Company and WGL terminated the Investor Services Agreement (see below), dated as of July 15, 2009, by mutual consent. As a result of the termination of the Investor Services Agreement the full amount in the Deferred Fee Liability became immediately payable. WGL elected to receive payment in SPH common units. See Note 23 - "Subsequent Events".

Management Agreement

Until December 31, 2011, SPLLC was the manager of SPH. Effective January 1, 2012, SPLLC assigned its interest in the management agreement to SPGS, formerly an affiliate of SPLLC.

On November 23, 2011, SPH, SPH Group LLC, a wholly owned subsidiary of SPH, and SPLLC entered into the Third Amended and Restated Management Agreement, effective as of January 1, 2012, to, among other things, revise the compensation to be paid to the Manager and to extend the term of the agreement. Effective January 1, 2012, the Manager will receive a quarterly Management Fee at a rate of 1.5% of total partner’s capital, payable on the first day of each quarter and subject to quarterly adjustment. The Management Agreement will continue until December 31, 2012 and will be automatically renewed thereafter for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the independent directors. Prior to January 1, 2012, the Management Fee was at a rate of 1.5% per annum payable monthly and was calculated based on the sum of the net asset value of the common units and any amounts in the deferred fee accounts as of the last day of the prior calendar month.

SPH will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPH or SPH GP as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPH. For the three months ended March 31, 2012 and 2011, the Manager earned a Management Fee of $1,546 and $2,167, respectively. Unpaid amounts for management fees included in Payable to related parties were $1,546 and $2,205 at March 31, 2012 and December 31, 2011, respectively. The Manager incurred $268 and $841 of reimbursable expenses during the three months ended March 31, 2012 and 2011, respectively, in connection with its provision of services under the Management Agreement. Unpaid amounts for reimbursable expenses were $410 and $1,488 at March 31, 2012 and December 31, 2011, respectively, and is included in Payable to related parties.

On November 23, 2011, SPH entered into the Third Amended and Restated Agreement of Limited Partnership of SPH, dated as of July 14, 2009, to, among other things, amend the existing limited partnership agreement to provide for the incentive compensation to be paid to Manager pursuant to the Third Amended and Restated Management Agreement. For additional information, see Note 23 - "Subsequent Events."

WGL Capital

Effective as of July 15, 2009, SPH entered into an investor services agreement (the “Investor Services Agreement”)
with WGL, an affiliate of the Manager. Pursuant to the investor services agreement, WGL performs certain investor relations services on SPH’s behalf and SPH pays WGL a fee in an amount of $50 per year (the “Investor Services Fee”). The Management Fee payable to the Manager pursuant to the Management Agreement is offset and reduced on each payment date by the amount of the Investor Services Fee payable to WGL under the investor services agreement. In addition, SPH bears (or reimburses WGL with respect to) all reasonable costs and expenses of SPH, and WGL, or their affiliates relating to the investor relations services performed for SPH, including but not limited to all expenses actually incurred by WGL that are reasonably necessary for the performance by WGL of its duties and functions under the investor services agreement. For the three months ended March 31, 2012 and 2011, WGL earned an Investor Services Fee of $13 and $13, respectively. Unpaid amounts for the Investor Services Fee are included in Payable to related parties and were $13 and $12 at March 31, 2012 and December 31, 2011, respectively. On April 11, 2012, the Company and WGL terminated the Investor Services Agreement by mutual consent

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

(for additional information see Note 23 - "Subsequent Events").
Corporate Services

SP Corporate and SPLLC have agreements whereby for a fee they provide services to certain companies in which SPH has an interest. Certain officers of the Manager serve as directors of certain companies in which SPH has an interest and for which they receive compensation from those companies. Effective January 1, 2012, SP Corporate and SPLLC became wholly owned subsidiaries of the Company.
On January 1, 2012, SPH Services, a new subsidiary of SPH, was created to consolidate the executive and corporate functions of SPH and certain of its affiliates, including SP Corporate and SPLLC, and to provide such services to other portfolio companies.  SPH Services acquired the membership interests of SP Corporate and SPLLC from Steel Partners, Ltd., an affiliate of the Manager.  As a result, services provided to SPH and its subsidiaries for the three months ended March 31, 2012 are eliminated in consolidation. Additional details regarding the services provided by SP Corporate are as follows:

•
Pursuant to a services agreement (the “Services Agreement”) with SP Corporate, an affiliate of the Manager, effective as of July 1, 2007, SP Corporate provided SPH with certain management, consulting and advisory services. In consideration of the services rendered, a fixed annual fee totaling $310 was charged, adjustable annually upon agreement. Effective as of July 15, 2009, the Services Agreement was amended to provide for the provision of accounting, investor relations, compliance and other services related to the operation of SPH. The fee to be paid is agreed upon by the parties from time to time. For the three months ended March 31, 2011, SP Corporate earned $348. Unpaid amounts under the Services Agreement are included in Payable to related parties and were $181 at December 31, 2011.

•
On January 24, 2011, a special committee of the Board of Directors of HNH, composed entirely of independent directors, approved a management and services fee to be paid to SP Corporate in the amount of $1,950 for services performed in 2010. This fee was the only consideration paid for the services of the five directors who are associated with the Manager for their service on the Board of Directors of HNH and as the Chairman of the Board, the Vice Chairman and Chief Executive Officer, and the Vice President of HNH, as well as other assistance from SP Corporate and its affiliates. The services provided included management and advisory services with respect to operations, strategic planning, finance and accounting, sale and acquisition activities and other aspects of the businesses of HNH. For the three months ended March 31, 2011, HNH incurred $435 under the management and services fee. Unpaid amounts under the management services fee are included in Payable to related parties and were $435 at December 31, 2011.

•
On March 9, 2010, WebBank and SP Corporate entered into a servicing agreement. SP Corporate receives $63 quarterly and provides certain services to WebBank. The agreement is effective January 1, 2010, continues for three years and automatically renews for successive one year terms unless terminated in accordance with the agreement. For the three months ended 2011, WebBank incurred $63 under the servicing agreement. There were no unpaid amounts at December 31, 2011.

•
Effective July 1, 2007, BNS contracted with SP Corporate to provide BNS with financial management and administrative services, including the services of a chief financial officer and corporate secretary. Under the terms of an amended and restated services agreement effective as of May 12, 2010, SP Corporate receives $42 monthly for the provision of officers, financial management and administrative services. BNS incurred $208 for the period November 1, 2010 through March 31, 2011 (as discussed in Note 1 – “Basis of Presentation”, BNS changed its fiscal year to a calendar year and the three months ended March 31, 2011 includes two additional months of statement of operations activity). There were no unpaid amounts at December 31, 2011.

•
Effective September 1, 2009, DGT contracted with SP Corporate to provide DGT with executive management services. Under the terms of an amended and restated services agreement effective as of October 1, 2011, SP Corporate receives $48 monthly for the provision of such services.

In addition to its servicing agreements with SPH and its consolidated subsidiaries, SP Corporate has management services agreements with other companies, including CoSine, NOVT, Ore Holdings, Inc., Steel Excel and Fox & Hound. For the three months ended March 31, 2012 SP Corporate charged $370 to these companies, for services provided to them.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

SPII Liquidating Trust

SPH holds interests in the SPII Liquidating Trust, an entity that holds certain investments which it acquired in connection with the Exchange Transaction, which the Manager and its affiliate serve as the manager and liquidating trustee, respectively, without compensation other than reimbursement for out-of-pocket expenses. SPH’s interest in the SPII Liquidating Trust was $31,853 and $42,653 at March 31, 2012 and December 31, 2011, respectively, which is included in Other investments at fair value - related party on the consolidated balance sheet.

The SPII Liquidating Trust has an investment in SPJSF and SPCA. At March 31, 2012, SPH’s interest in the SPII Liquidating Trust related to SPJSF and SPCA was $3,362 and $10,218, respectively. At December 31, 2011, SPH’s interest in the SPII Liquidating Trust related to SPJSF and SPCA was $3,496 and $9,552, respectively. For the three months ended March 31, 2012, SPH recorded an unrealized loss of $135 on SPJSF and an unrealized gain of $666 on SPCA. For the three months ended March 31, 2011, SPH recorded an unrealized loss of $259 on SPJSF and an unrealized gain of $80 on SPCA. SPH has no obligation to make any capital contributions to the SPII Liquidating Trust. On March 22, 2011, SPH received a cash distribution from the SPII Liquidating Trust related to SPJSF of $4,156.

Mutual Securities

Pursuant to the Management Agreement, the Manager was responsible for selecting executing brokers. Securities transactions for SPH are allocated to brokers on the basis of reliability and best price and execution. The Manager has selected Mutual Securities as an introducing broker and may direct a substantial portion of the managed entities’ trades to such firm among others. An officer of the Manager and SPH GP is affiliated with Mutual Securities. The Manager only uses Mutual Securities when such use would not compromise the Manager’s obligation to seek best price and execution. SPH has the right to pay commissions to Mutual Securities, which are higher than those that can be obtained elsewhere, provided that the Manager believes that the rates paid are competitive institutional rates. Mutual Securities also served as an introducing broker for SPH’s trades. The Commissions paid by SPH to Mutual securities were approximately $79 and $244 for the three months ended March 31, 2012 and 2011, respectively. Such commissions are included in the net investment gains (losses) in the consolidated statements of operations. The portion of the commission paid to Mutual Securities ultimately received by such officer is net of clearing and other charges.

Other

On March 31, 2012, Steel Partners, Ltd. assigned its rights, obligations and title to its New York City office lease to SPH Services. In connection with the assignment, Steel Partners, Ltd. agreed to remit $3,286 to SPH Services, subject to adjustment, which represents the present value of the lease payment obligations over the fair value of the leased facilities. This amount is included in Receivable from related parties in the consolidated balance sheet at March 31, 2012. In addition, for a total consideration of $1,203, Steel Partners, Ltd. sold to SPH Services the fixed assets held by it relating to the New York City location, which includes furniture, equipment and leasehold improvements. This amount is included in payable to related parties as of March 31, 2012. The Company agreed to reimburse Steel Partners, Ltd. $254 for occupancy costs for the three months ended March 31, 2012, which amount is included in Payable to related parties as of March 31, 2012.
SPH has an arrangement whereby it holds an asset on behalf of a related party in which it has an investment. The asset had a fair value of $51,564 and $47,605 at March 31, 2012 and December 31, 2011, respectively. Under the terms of this arrangement, the related party is the sole beneficiary and SPH does not have an economic interest in the asset and SPH has no capital at risk with respect to such asset, other than indirectly through its indirect investment in such related party. No amounts related to this arrangement are recorded on the Consolidated balance sheet. For the three months ended March 31, 2012 and 2011, SPH was indirectly compensated for providing this arrangement by the payment of a fee. The fees were not material.

The Company’s non-management directors receive an annual retainer of $150, of which $75 is paid in cash and $75 is paid in restricted common units of SPH. The restricted units vest over a three year period. These directors are also paid fees of $1 for each board committee meeting attended. The chairmen of the Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee are paid an additional fee of $15, $5 and $5 annually, respectively. For the three months ended March 31, 2012 and 2011, non-management directors’ fees expensed were $140 and $154 respectively. Unpaid non-management directors’ fees are included in Payable to related parties and were $71 and $437 at March 31, 2012 and

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

December 31, 2011, respectively.
In June 2010, a subsidiary of WebBank entered into an agreement with NOVT Corporation, a subsidiary of an affiliate of the Manager, to participate in a factoring facility up to $2,000. As of March 31, 2012 and December 31, 2011, the participation amount by NOVT was $0.

SPH has an estimated liability of $116 as of March 31, 2012 and December 31, 2011 included in other current liabilities which, pursuant to the Amended Exchange Agreement, is indemnified by Steel Partners II (Onshore) LP (“SPII Onshore”). As a result, the Company recorded an amount receivable from SPII Onshore reported as Receivable from related parties in the consolidated balance sheet.

15. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consist of the following:

	March 31, 2012	December 31, 2011
Short term debt:
First Lien Revolver	$37,323	$23,850
Foreign	501	318
Total short-term debt	37,824	24,168
Long-term debt - non related party:
First Lien Term Loans	35,449	36,518
Second Lien Term Loans	75,000	75,000
10% Subordinated Notes, net of unamortized discount	18,329	18,559
Other debt - domestic	6,971	7,034
Foreign loan facilities	2,372	2,000
Total debt to non related party	138,121	139,111
Less portion due within one year	8,531	8,531
Long-term debt to non related party	129,590	130,580
Long-term debt - related party:
10% Subordinated Notes, net of unamortized discount	375	375
Total long-term debt	129,965	130,955
Total debt	$176,320	$163,654
Capital lease facility
Current portion of capital lease	$817	$817
Long-term portion of capital lease	2,026	2,183
	$2,843	$3,000

The outstanding debt at March 31, 2012 and December 31, 2011 relates to BNS, HNH and DGT. The above debt is collateralized by priority liens on all of the assets of the indebted subsidiaries, which approximates $437,301 as of March 31, 2012.

HNH Debt
Handy & Harman Group Ltd. ("H&H Group"), a wholly owned subsidiary of HNH, together with certain of its subsidiaries, entered into an Amended and Restated Loan and Security Agreement (the “Wells Fargo Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the lenders thereunder. Amounts outstanding under the Wells Fargo Facility bear interest at LIBOR plus applicable margins of between 2.25% and 3.50% (3.00% for the term loan and 2.25% for the revolver at December 31, 2011), or at the U.S. base rate (the prime rate) plus 0.25% to 1.50% (1.00% for the term loan and 0.25% for the revolver at December 31, 2011). Obligations under the Wells Fargo Facility ("First Lien Revolver" and "First Lien Term Loans") are collateralized by first priority security interests in and liens upon all present and future assets of H&H Group and substantially all of its subsidiaries. The applicable margins for the First Lien Revolver and the First Lien Term Loan are dependent

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

on H&H Group's Quarterly Average Excess Availability for the prior quarter, as that term is defined in the agreement. Principal payments of the First Lien Term Loan are due in equal monthly installments of approximately $350. All amounts outstanding under the Wells Fargo Facility are due and payable in full on July 1, 2013.
H&H Group, together with certain of its subsidiaries, entered into an Amended and Restated Loan and Security Agreement (the "Ableco Facility") with Ableco, L.L.C., as administrative agent for the lenders thereunder. The Ableco Facility provides for three loans at a maximum value of $25,000 per loan (the "Second Lien Term Loans"). Two of the three Second Lien Term Loans bear interest at the U.S. base rate (the prime rate) plus 4.5% or LIBOR (or, if greater, 1.50%) plus 6.00%. The third Second Lien Term Loan bears interest at the U.S. base rate (the prime rate) plus 7.50% or LIBOR (or, if greater, 1.75%) plus 9.00%. All amounts outstanding under the Ableco Facility are due and payable in full on July 1, 2013. Obligations under the Ableco Facility are collateralized by second priority security interests in and liens upon all present and future assets of H&H Group and substantially all of its subsidiaries.
10% subordinated secured notes due 2017 (the “Subordinated Notes”) were issued by H&H Group pursuant to an Indenture, dated as of October 15, 2010 (as amended and restated effective December 13, 2010), by and among H&H Group, the guarantors party thereto and Wells Fargo, as trustee. All obligations outstanding under the Subordinated Notes bear interest at a rate of 10% per annum, 6% of which is payable in cash and 4% of which is payable in-kind. The Subordinated Notes, together with any accrued and unpaid interest thereon, mature on October 15, 2017. All amounts owed under the Subordinated Notes are guaranteed by substantially all of H&H Group's subsidiaries and are secured by substantially all of their assets. The Subordinated Notes are contractually subordinated in right of payment to the Wells Fargo Facility and the Ableco Facility. The Subordinated Notes are redeemable until October 14, 2013, at H&H Group's option, upon payment of 100% of the principal amount of the Notes, plus all accrued and unpaid interest thereon and the applicable premium set forth in the Indenture (the “Applicable Redemption Price”). If H&H Group or its subsidiary guarantors undergo certain types of fundamental changes prior to the maturity date of the Subordinated Notes, holders thereof will, subject to certain exceptions, have the right, at their option, to require H&H Group to purchase for cash any or all of their Subordinated Notes at the Applicable Redemption Price.

Sun Well Debt

Sun Well, a subsidiary of BNS, has a credit agreement with Wells Fargo Bank, National Association that includes a term loan of $20,000 and a revolving line of credit for up to $5,000. The loans are secured by the assets of Sun Well and bear interest, at the option of Sun Well, at LIBOR plus 3.5% or the greater of (a) the bank's prime rate, (b) the Federal Funds Rate plus 1.5%, or (c) the Daily One-Month LIBOR rate plus 1.5% for base rate loans. Both options are subject to leverage ratio adjustments. The interest payments are made monthly. The term loan is repayable in $1,000 quarterly principal installments from September 30, 2011 through June 30, 2015. Sun Well borrowed $20,000 on the term loan in July 2011 and has made $2,000 in scheduled principal payments through March 30, 2012. Borrowings under the revolving loan, which are determined based on eligible accounts receivable, mature on June 30, 2015. Sun Well borrowed $1,000 on the revolving line of credit during the quarter ended March 31, 2012.

Under the agreement, Sun Well is subject to certain financial covenants. As of March 31, 2012, Sun Well is in compliance with all such covenants.

16. PENSION BENEFIT PLANS

The following table presents the components of net periodic pension cost for the HNH pension plans for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Service cost	$—	$55
Interest cost	5,349	5,616
Expected return on plan assets	(6,747)	(6,924)
Amortization of actuarial loss	628	—
	$(770)	$(1,253)

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

The actuarial loss occurred principally because the investment returns on the assets have been lower than the actuarial assumptions. The actuarial losses will be amortized over the average future lifetime of the participants, which is expected to be approximately 21 years. The Company believes that the future lifetime of the participants is appropriate because the related pension plan is completely inactive.

In addition to its pension plans which are included in the table above, HNH also maintains several other post-retirement benefit plans covering certain of its employees and retirees.  The approximate aggregate expense for these plans was $500 for each of the three month periods ended March 31, 2012 and 2011, respectively.

17. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

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

Common Units Issuance

Effective as of March 21, 2011, SPH issued to its independent directors an aggregate of 7,315 common units at a per unit value of $18.80, which was determined based on the net asset value of SPH common units as of September 30, 2010 and an aggregate of 6,865 common units at a per unit value of $20.03, which was determined based on the net asset value of SPH common units as of December 31, 2010. For the year ended December 31, 2011 each director earned annual equity compensation in the amount of $75 in the form of restricted common units of SPH, with one-third of such restricted common units vesting on November 28, 2012, one-third on November 28, 2013 and one-third on November 28, 2014. The per unit value of such restricted common units is $13.80, determined based on the fair market value of SPH common units as of November 28, 2011. Total expense for the common units issued was approximately $31 and $275 for the three months ended March 31, 2012 and 2011, respectively.

In April 2012, in connection with the termination of the Investor Services Agreement, the full amount in the Deferred Fee Liability became immediately payable. As a result, the Company issued 6,403,002 Class B common units to WGL on April 11, 2012, subject to adjustment as of March 31, 2012. These Class B common units have the same rights as the common units, except that they may not be sold in the public market until the capital account allocable to such Class B common units is equal to the capital account allocable to the common units. See Note 23 - "Subsequent Events". On May 11, 2012, the Company issued an additional 536,645 Class B common units to WGL reflecting an adjustment based on the deferred fee liability as of March 31, 2012.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Common Unitholders — Allocation of Net Income (Loss)

For each period presented net (loss) income attributable to common unit holders is allocated to the common unitholders on a pro rata basis based on the number of units held.

Accumulated Other Comprehensive Loss

Changes, net of tax, in Accumulated other comprehensive loss are as follows:

	Unrealized gain on available-for-sale securities	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at December 31, 2011	$32,351	$(1,649)	$(42,439)	$(11,737)
Current period other comprehensive income (loss)	5,367	(500)	—	4,867
Balance at March 31, 2012	$37,718	$(2,149)	$(42,439)	$(6,870)

For the three months ended March 31, 2012, comprehensive income includes amounts for companies accounted for under the equity method of $1 for unrealized gain on available-for-sale securities. At March 31, 2012 and December 31, 2011, Accumulated other comprehensive loss includes amounts for these companies of $1 and $2, respectively, for unrealized loss on available-for-sale securities.

For the three months ended March 31, 2011, comprehensive income includes amounts for companies accounted for under the equity method of $393 for currency translation adjustments.

Noncontrolling Interests in Consolidated Entities

Noncontrolling interests in consolidated entities at March 31, 2012 and December 31, 2011 represent the interests held by the noncontrolling shareholders of BNS, HNH and DGT.

Incentive Compensation

Effective January 1, 2012, the Manager was granted incentive units which may entitle the Manager to receive Class B common units of SPH upon the attainment of specified performance goals. These Class B common units have the same rights as the common units, except that they may not be sold in the public market until the capital account allocable to such Class B common units is equal to the capital account allocable to the common units.  The number of incentive units granted is equal to 100% of the sum of the common units outstanding and the number of notional units used to determine the deferred fee accounts in accordance with the Deferred Fee Agreement, each as of January 1, 2012.  On the last day of each fiscal year SPH will issue to the Manager Class B common units equal to a percentage of the incentive units, on a fully diluted basis, based on the performance measurements.  If the performance measurements are not met, no units will be issued. SPH shall make any adjustment that it determines is equitably required by reason of the raising of new capital, including, without limitation, adjusting the performance measurements to account for changes in the capital structure.  The incentive units are measured and paid on an annual basis and is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the units on the measurement date when the final calculation of the total annual incentive units is determined. In the event the calculated cumulative incentive unit expense accrued quarterly or for the full year is an amount less than the total previously accrued, the Company would record a negative incentive unit expense in the quarter when such over accrual is determined.  There was no accrual for the three months ended March 31, 2012.
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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

the common units outstanding and the number of notional units used to determine the deferred fee accounts in accordance with the Deferred Fee Agreement, on a fully diluted basis. Each additional incentive unit shall otherwise be subject to the same terms as the incentive units, unless the Manager otherwise agrees.
Common Unit Option Liability
The common unit options expired on December 31, 2011. Therefore, there are no common unit options outstanding as of March 31, 2012 or December 31, 2011. During 2011, prior to the options expiring, the options were accounted for as a derivative liability at fair value with changes in fair value recognized during the period reported in Selling, General and Administrative expenses (“SG&A”) in the consolidated statements of operations. During the three months ended March 31, 2011, the derivative liability decreased resulting in a reduction of SG&A expenses of $1,700.

The fair value was estimated using the Black Scholes option pricing model that used assumptions as of March 31, 2011 for volatility of 23.6%, a term of 9 months, a risk free interest rate of 0.30% based on the U.S. Treasury bill yield, and an expected dividend of 0.0%. The intrinsic value of the options was $0 as of March 31, 2011. The net asset value used in the fair value estimate was $17.63 at March 31, 2011, and was adjusted for a liquidity discount. Because the SPH common units have not significantly traded internally or in a public or non-public market, there was no practical means of estimating expected volatility. The volatility assumption was based on a calculated diversified industrial company peer group average of historical volatility.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

18. NET INCOME PER COMMON UNIT

The following data was used in computing net income (loss) per common unit shown in the consolidated statements of operations:

	Three Months Ended March 31,
	2012	2011
Net income from continuing operations	$46,385	$13,004
Increase in deferred fee liability (a)	—	489
Restricted stock expense	31	—
Net income attributable to noncontrolling interests in consolidated entities	(2,347)	(1,619)
Net income from continuing operations	44,069	11,874
Income from discontinued operations	3,753	2,127
Net income attributable to noncontrolling interests	(1,821)	(1,021)
	1,932	1,106
Net income attributable to common unitholders	$46,001	$12,980
Net income per common unit - basic
Net income from continuing operations	$1.75	$0.45
Net income from discontinued operations	0.08	0.04
Net income attributable to common unitholders	$1.83	$0.49
Net income per common unit – diluted
Net income from continuing operations	$1.75	$0.39
Net income from discontinued operations	0.08	0.04
Net income attributable to common unitholders	$1.83	$0.43
Weighted average common units outstanding - basic	25,183,039	25,253,287
Adjustment for deferred fee liabilities (a)	—	3,765,104
Adjustment for distribution payable (b)	—	1,473,940
Unvested restricted stock	27,175	—
Denominator for net income per common unit - diluted	25,210,214	30,492,331

(a)
Includes common units assuming a common unit settlement of the deferred fee liability as described in Note 14 - “Related Party Transactions.” The Deferred Fee adjustment was anti-dilutive for the 2012 period. Accordingly 3,690,714 units were excluded from the diluted per unit calculation.

(b)
Includes common units assuming a common unit settlement of the distribution payable. The Target Distribution liability described in Note 17 may be settled in common units. The distribution was paid in April 2011 so is not applicable to 2012.

19. SEGMENT INFORMATION

SPH’s reportable segments consist of its operating units, Diversified Industrial, Financial Services, and Corporate which are managed separately and offer different products and services.

Diversified Industrial

Effective January 1, 2012, the Company reclassified its investment in Steel Excel, an associated company, from Corporate to the Diversified Industrial segment due to Steel Excel's recent acquisitions of oil field servicing companies. As of March 31, 2012, the Diversified Industrial segment consists of HNH, BNS and DGT, which are consolidated subsidiaries, SLI and Steel Excel which are associated companies, and API and JPS, which are classified as Investments at fair value. Additional

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

information for consolidated entities within the Diversified Industrial segment follows:

•
HNH is a diversified holding company with strategic businesses encompassing precious metals, tubing, engineered materials, electronic materials, coated materials, and cutting replacement products and services.

•	DGT, through its subsidiary RFI, manufactures and sells electronic systems and components for a variety of applications.

•
BNS operates through its subsidiary, Sun Well, a provider of premium well services to exploration and production (“E&P”) companies operating primarily in the Williston Basin in North Dakota and eastern Montana. Sun Well provides critical services needed by E&P operators, including well completion, well maintenance and workover, well recompletion, hydrostatic tubular testing and plug and abandonment services.

Financial Services

The Financial Services segment primarily consists of our consolidated and wholly-owned subsidiary WebBank, which operates in niche banking markets. WebBank provides commercial and consumer loans and services. WebBank’s deposits are insured by the FDIC, and the bank is examined and regulated by the FDIC and UDFI.

Corporate and Other

Corporate revenues primarily consist of investment and other income and investment gains and losses. Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units. Corporate also has investments as of March 31, 2012 in CoSine and Fox & Hound, which are associated companies accounted for under the equity method. In addition, Corporate has investments in securities, investments in the SPII Liquidating Trust and cash and cash equivalents.

Segment information is presented below:

	Three Months Ended March 31,
	2012	2011
Revenue:
Diversified industrial	$179,531	$158,407
Financial services	4,036	3,261
Corporate	2,455	13,432
Total	$186,022	$175,100
Income (loss) from continuing operations before income taxes:
Diversified industrial	$40,582	$6,376
Financial services	2,296	1,135
Corporate	5,379	(114)
Income from continuing operations before income taxes	48,257	7,397
Income tax (provision) benefit	(1,872)	5,607
Net income from continuing operations	$46,385	$13,004
Income (loss) from equity method investments:
Diversified industrial	$20,877	$1,644
Corporate	18,863	(8,070)
Total	$39,740	$(6,426)

20. INCOME TAXES

For the three months ended March 31, 2012, a tax provision of $1,872 was recorded, and for the three months ended March 31, 2011, a tax benefit from continuing operations of $5,607 was recorded. The Company’s tax provision represents the

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

income tax expense or benefit of its consolidated subsidiaries, principally for state and foreign income taxes. The Company has recorded deferred tax valuation allowances to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets will not be realized in future periods. Included in the Company’s tax benefit for the three months ended March 31, 2011 is $7,957 from the release of BNS’s valuation allowance relating to NOL’s.

21. REGULATORY MATTERS

SPH

The Company historically has conducted its business so as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the “Act”). The Company has filed with the SEC a request for an order under the Act to provide the additional time for the Company to restructure its holdings so as not to be required to register as an investment company under the Act. Under the terms of the requested order, the Company would be required to undertake transactions consistent with certain qualitative tests related to the Company’s assets and/or income and to refrain from trading for short-term speculative purposes. If the order is granted, the Company would be required to meet these tests (or otherwise not be subject to the Act) within one year following the order date. On April 27, 2012, the SEC posted a notice indicating an order granting the application will be issued unless the Commission orders a hearing. If the Company is not able to obtain relief, is unable to bring itself into conformity with the relevant tests within the relief period and is unable to otherwise remain outside of the Act’s registration requirement, the Company would be forced to register as an investment company or seek other alternatives, such as making significant changes to the Company’s business model to avoid investment company registration. Such significant changes could have a material adverse effect on the Company’s performance.

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

Quantitative measures established by regulation to ensure capital adequacy require WebBank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average quarterly assets (as defined). As of March 31, 2012, WebBank exceeded all the capital adequacy requirements to which it is subject.

As of March 31, 2012, WebBank was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events, since the most recent FDIC notification, which have changed WebBank’s prompt corrective action category. To remain categorized as well-capitalized, WebBank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage.

22. COMMITMENTS AND CONTINGENCIES

Environmental Matters

As discussed in more detail below, HNH and BNS have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the HNH and BNS. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of March 31, 2012, and December 31, 2011, on a consolidated basis, the Company has accrued $6,294 and $6,574, respectively, which represents its current estimate of the probable cleanup liabilities, including remediation and legal costs. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

available as well.

Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

HNH Environmental Matters

Handy & Harman ("H&H"), a subsidiary of HNH, entered into a consent order in 1989 with the Connecticut Department of Environmental Protection (“CTDEP”) with regard to the site of a former H&H manufacturing facility in Connecticut. The consent order covered a parcel that H&H sold in 2003 (the “Sold Parcel”), and also covered an adjacent parcel that H&H still owns (the “Adjacent Parcel”). With regard to the Sold Parcel, the CTDEP approved H&H's Soil Remediation Action Report. Remaining remediation and monitoring costs for the Sold Parcel are expected to approximate $300, and are no longer material to the Company.  H&H also has been conducting an environmental investigation of the Adjacent Parcel, and will be initiating a more comprehensive field study in 2012 with subsequent evaluation of various options for remediation of the Adjacent Parcel. Since the total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of H&H or the Company.

In 1986, Handy & Harman Electronics Material Corporation (“HHEM”), a subsidiary of H&H, entered into an administrative consent order (the “ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO.  A remedial investigation report has been approved.  HHEM anticipates entering into discussions with NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.  Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs are shared with the former owner/operator.  As of March 31, 2012, total investigation and remediation costs of approximately $600 have been expended by HHEM in accordance with the settlement agreement.  Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the costs for which HHEM is responsible.  HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties.  The additional costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of HHEM or the Company.

Certain subsidiaries of H&H Group have been identified as PRPs under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state statutes at sites and are parties to administrative consent orders in connection with certain properties.  Those subsidiaries may be subject to joint and several liabilities imposed by CERCLA on PRPs.  Due to the technical and regulatory complexity of remedial activities and the difficulties attendant in identifying PRPs and allocating or determining liability among them, the subsidiaries are unable to reasonably estimate the ultimate cost of compliance with such laws.

In August 2006, H&H received a notice letter from the United States Environmental Protection Agency (“EPA”) formally naming H&H as a PRP at a superfund site in Massachusetts. H&H is part of a group of thirteen (13) other PRPs (the “PRP Group”) that is working cooperatively regarding remediation of the superfund site.  The Department of Energy (“DOE”) is remediating certain unrelated radiological contamination at the superfund site, and accordingly the DOE and has not yet allowed access to the site to the PRP Group. It is currently anticipated that the DOE will allow access to the site late this year.  Additional financial contributions will be required by the PRP Group when it obtains access to the site.   H&H has recorded a significant liability in connection with this matter.  There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of H&H or the Company.

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection (“MADEP”) to investigate and remediate the soil and groundwater conditions at the MA Property that is the subject

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

of litigation. On January 20, 2009, HHEM filed with MADEP a partial Class A-3 Response Action Outcome Statement (“RAO-P”) and an Activity & Use Limitation (“AUL”) for the MA Property.  An MADEP audit and the opinion of HHEM's Licensed Site Professional constituted confirmation of the adequacy of the RAO-P and associated AUL.  On March 31, 2010, the Massachusetts Attorney General executed a covenant not to sue (“CNTS”) to cover the MA Property.  Following the execution of the CNTS, HHEM filed a Remedy Operation Status (“ROS”) on April 1, 2010. On June 30, 2010, HHEM filed a request to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that conditions have stabilized or continue to improve at the site, and HHEM anticipates resolution of MADEP's audit process before the end of 2012.  In addition, HHEM has entered into settlement agreements with certain abutters of the property and entered into settlement agreements with each of them.  HHEM does not expect any other claims from any additional abutters, but there can be no such assurances that claims will not be asserted.

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

BNS Sub Environmental Matters

On August 12, 2008, a subsidiary of BNS (“BNS Sub”) was identified by the U.S. Environmental Protection Agency (“EPA”) as an alleged drum reconditioning customer (PRP) of New England Container Corp. (“NECC”). BNS Sub is presently investigating the matter and has joined a group of other alleged NECC drum reconditioning customers. The NECC drum reconditioning PRP’s have incurred and will continue to incur costs in the investigation and each PRP has been assessed a pro-rata fee for its cost share of the assessment. BNS Sub believes that it has an adequate environmental liability accrual associated with the site, which is reflected in the remediation estimate discussed above.

Litigation Matters

HNH Litigation Matters

HNH and certain of its subsidiaries are defendants (“Subsidiary Defendants”) in numerous cases pending in a variety of jurisdictions relating to welding emissions.  Generally, the factual underpinning of the plaintiffs' claims is that the use of welding products for their ordinary and intended purposes in the welding process causes emissions of fumes that contain manganese, which is toxic to the human central nervous system.  The plaintiffs assert that they were over-exposed to welding fumes emitted by welding products manufactured and supplied by the Subsidiary Defendants and other co-defendants.  The Subsidiary Defendants deny any liability and are defending these actions.  It is not possible to reasonably estimate the Subsidiary Defendants' exposure or share, if any, of the liability at this time.

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

There is insurance coverage available for many of the foregoing actions, which are being litigated in a variety of jurisdictions.  To date, HNH and its subsidiaries have not incurred and do not believe they will incur any significant liability with respect to these claims, which they are contesting vigorously in most cases.  However, it is possible that the ultimate

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

resolution of such litigation and claims could have a material adverse effect on the Company's results of operations, financial position and cash flows when they are resolved in future periods.

BNS Litigation Matters

BNS Sub has been named as a defendant in 1,035 and 1,020 alleged asbestos-related toxic-tort claims as of March 31, 2012 and December 31, 2011, respectively. The claims were filed over a period beginning 1994 through March 31, 2012. In many cases these claims involved more than 100 defendants. Of the claims filed, 873 and 694 were dismissed, settled or granted summary judgment and closed as of March 31, 2012 and December 31, 2011, respectively. Of the claims settled, the average settlement was less than $3. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $2,220 and $2,230 at December 31, 2011 and 2010, respectively, in estimated remaining self insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973 although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims have gone to trial and, therefore, there can be no assurance that these defenses will prevail. In addition, there can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims; and, that BNS Sub will not need to increase significantly its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of March 31, 2012 and December 31, 2011, respectively, BNS Sub has accrued $635 and $635 relating to the open and active claims against BNS Sub. This accrual represents the Company’s best estimate of the likely costs to defend against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded, through the retroactive billings by BNS Sub. However, there can be no assurance that BNS Sub will not need to take additional charges in connection with the defense, settlement or judgment of these existing claims or that the costs of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date relating to existing claims.

23. SUBSEQUENT EVENTS
Settlement of Deferred Fee Liability

On April 11, 2012 (the "Termination Date"), the Company and WGL terminated the Investor Services Agreement, dated as of July 15, 2009, by mutual consent. As a result of the termination of the Investor Services Agreement the full amount of the Deferred Fee Liability became immediately payable - see Note 14 - "Related Party Transactions".  The deferred fees are recorded as a liability by the Company with a fair value of approximately $70,508 as of March 31, 2012.  Instead of receiving the deferred fee in cash, WGL has elected for the total amount to be paid in common units of the Company.  Under the Deferred Fee Agreement, the number of common units to be issued is determined by applying a 15% discount to the market price of the common units, which represents the fair value of the common units giving effect to the discount for lack of marketability.  As a result, 6,403,002 Class B common units were issued to WGL on April 11, 2012, subject to adjustment as of March 31, 2012. In connection with the termination of the Investor Services Agreement,WGL agreed not to sell any of the common units issued as payment for the deferred fee during the one year period following the Termination Date. On May 11, 2012, the Company issued an additional 536,645 Class B common units to WGL reflecting an adjustment based on the deferred fee liability as of March 31, 2012.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Steel Excel/BNS Transaction
On April 30, 2012, Steel Excel and BNS entered into a definitive Share Acquisition Agreement (the "Agreement"), pursuant to which Steel Excel will acquire all of the capital stock of SWH., the parent company of Sun Well, for an acquisition price of $85 million less net debt (debt outstanding minus cash), subject to certain adjustments. The acquisition price will be paid through a combination of up to 2,200,000 shares of common stock of Steel Excel, valued at $30 per share, and cash. The Company currently owns approximately 40% of the Steel Excel, and approximately 85% of BNS.
As a result of the acquisition, the Company will beneficially own slightly over 50% of the outstanding common stock of Steel Excel. Pursuant to the Agreement, the Company is entitled to purchase up to 200,000 Steel Excel shares in the open market prior to the completion of the acquisition, or exercise an option on or immediately prior to the closing date to purchase from the Company newly issued shares of common stock at a purchase price of $30 per share, provided that such purchases would not cause a "change of ownership" of Steel Excel under Section 382 of the U.S. Internal Revenue Code.
The parties intend that the transaction will qualify as a "reorganization" within the meaning of Section 368(a)(1)(D) of the Internal Revenue Code. Consequently, following the completion of the Steel Excel's acquisition of SWH, BNS intends to liquidate and distribute its assets to its stockholders. The Agreement provides that BNS will distribute its remaining cash, after payment or making reserve for all of its claims and obligations, to its stockholders other than the Company, and that the Company will receive the Steel Excel shares issued in the transaction. The Agreement and the liquidation are subject to approval by a vote of BNS' stockholders.
Other
On May 10, 2012, the Company, SPH Group LLC, a wholly owned subsidiary of the Company, and SPGS entered into that certain Fourth Amended and Restated Management Agreement, effective as of January 1, 2012, to clarify the manner in which the annual incentive fee is calculated.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, unless the context otherwise requires the terms “we,” “us,” “our,” “SPH” and the “Company” refer to Steel Partners Holdings L.P., a Delaware limited partnership.

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes contained in this Quarterly Report on Form 10-Q, along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The Company’s reportable segments are as follows:

Diversified Industrial	Financial Services	Corporate
Handy & Harman Ltd. (1)	WebBank (1)	SPH Services, Inc. (1)
BNS Holding, Inc. (1)		CoSine Communications, Inc. (2)
DGT Holdings Corp. (1)		Barbican Group Holdings Limited (3), (4)
SL Industries, Inc. (2)		Fox & Hound Restaurant Group (2)
Steel Excel Inc. (2)		GenCorp Inc. (3), (5)
API Group PLC (3)
JPS Industries, Inc. (3)

(1)	Consolidated subsidiary

(2)	Associated company

(3)	Other core company
(4) The investment in Barbican is held by Corporate and is accounted for as an investment at fair value. Barbican is a privately-held company, which underwrites property and casualty insurance and reinsurance through its subsidiaries and its Lloyds of London syndicate.
(5) The investment in GenCorp Inc. is held by Corporate and is accounted for as an available-for-sale security. GenCorp's continuing operations are comprised of two segments, Aerospace and Defense and Real Estate.

SPH Services is a newly-formed subsidiary of SPH, which commenced operations on January 1, 2012, that was created to consolidate the executive and corporate functions of SPH and certain of its affiliates, including SP Corporate and Steel Partners LLC ("SPLLC"), to provide such services, including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services, to other companies. In connection with the formation of SPH Services, we acquired SP Corporate and SPLLC, as well as certain assets from HNH, on January 1, 2012. Prior to our acquisition of SPLLC, our former manager, SPLLC, transferred certain assets, including its interest in our management agreement, to SP General Services ("SPGS"), formerly an affiliate of SPLLC.

SPH Services operates through its wholly owned subsidiaries, SP Corporate and SPLLC. SP Corporate has management services agreements with HNH, BNS, CoSine Communications, Inc., DGT, NOVT Corporation (“NOVT”), Ore Holdings, Inc., Steel Excel Inc., Fox & Hound and WebBank.

RESULTS OF OPERATIONS

The following presents a summary of SPH’s consolidated operating results:

	Three Months Ended March 31,
	2012	2011
Revenues:
Diversified industrial	$179,531	$158,407
Financial services	4,036	3,261
Corporate	2,455	13,432
Total Revenues	$186,022	$175,100
Net income (loss) from continuing operations before income taxes:
Diversified industrial	$40,582	$6,376
Financial services	2,296	1,135
Corporate	5,379	(114)
Total	48,257	7,397
Income tax (provision) benefit	(1,872)	5,607
Net income from continuing operations	46,385	13,004
Income from discontinued operations	3,753	2,127
Net income attributable to noncontrolling interests in consolidated entities	(4,168)	(2,640)
Net income attributable to common unitholders	45,970	12,491
Other comprehensive income	4,867	5,400
Comprehensive income attributable to common unitholders	$50,837	$17,891

Diversified Industrial

As of March 31, 2012, the Diversified Industrial segment for financial reporting purposes consists of HNH, BNS and DGT, which are consolidated subsidiaries, SLI and Steel Excel, which are associated companies, API and JPS, which are classified as Investments at fair value. Prior to December 31, 2011 API and JPS were classified as associated companies. HNH is a diversified holding company with strategic businesses encompassing precious metals, tubing, engineered materials, electronic materials, coated materials, and cutting replacement products and services. DGT, through its subsidiary RFI, manufactures and sells electronic systems and components for a variety of applications. BNS operates through its subsidiary, Sun Well, a provider of premium well services to exploration and production (“E&P”) companies operating primarily in the Williston Basin in North Dakota and eastern Montana. Sun Well provides critical services needed by E&P operators, including well completion, well maintenance and workover, well recompletion, hydrostatic tubular testing and plug and abandonment services.

The following presents a summary of the Diversified Industrial segment operating results as reported in our consolidated financial statements:

	Three Months Ended March 31,
	2012	2011
Revenue:
HNH	$164,136	$153,329
BNS	12,362	5,078
DGT	3,033	—
Total Revenue	$179,531	$158,407
Net income (loss) from continuing operations before income taxes:
HNH	$8,812	$3,746
BNS	2,732	986
DGT	(381)	—
Income of associated companies	20,877	1,644
Income from investments held at fair value	8,542	—
Total	$40,582	$6,376

Total revenue for the Diversified Industrial segment increased to $179,531 for the three months ended March 31, 2012, as compared to $158,407 in the prior year period. The increase was due to the acquisition of SWH by BNS on February 2, 2011, the acquisition of DGT on July 5, 2011 and higher sales volume for HNH as more fully described below.

HNH

The following presents a summary of HNH:

	Three Months Ended March 31,
	2012	2011
Sales	$164,136	$153,329
Cost of sales	120,299	114,441
Gross profit	43,837	38,888
Selling, general and administrative expenses	32,389	28,378
Interest expense, net	3,160	3,226
Derivative activity (income) loss	(571)	3,538
Other expense, net	47	—
Net income from continuing operations before income taxes	$8,812	$3,746

Net sales for the three months ended March 31, 2012 increased by $10,807, or 7.0%, to $164,136, as compared to $153,329 for the three months ended March 31, 2011. Higher sales volume from most of HNH’s segments was driven by higher demand for HNH’s products. There was no material impact on revenue related to silver prices as both periods in 2012 and 2011 had average silver prices of approximately $32 per ounce.

Approximately $7,719 of the increase in sales were attributable to HNH's Engineered Materials segment, driven by higher volume of commercial roofing products and fasteners, which were favorably impacted by the mild winter in the United States. Sales of gas connectors also increased, partially offset by lower sales of electro-galvanized steel products as a result of lower demand from the residential construction market. HNH's Precious Metal segment generated $3,193 of the incremental sales, primarily driven by higher volume and an increase of approximately $316.00 per troy ounce in the average market price of gold during the first quarter of 2012 as compared to the same period of 2011. HNH's Arlon Electronic Materials' sales decreased by $2,024, driven by reduced demand for printed circuit board materials related to the telecommunications infrastructure in China, as well as lower sales of flex heater products for the general industrial market.

Gross profit for the three months ended March 31, 2012 increased to $43,837, as compared to $38,888 for the same period of 2011. Gross profit margin for the three months ended March 31, 2012 was 1.3% higher compared to the same period of 2011, primarily due to increased sales of higher-margin branded roofing fasteners from HNH's Engineering segment, higher margin from HNH's Precious Metal segment along with effective cost control and improved efficiency at the manufacturing plants in the first quarter of 2012 as compared to the first quarter of 2011.  However, the Tubing segment gross margin declined in the first quarter of 2012 as compared to the first quarter of 2011, primarily due to higher material and overhead costs.

Selling, general and administrative ("SG&A") expenses were $4,011 higher for the three months ended March 31, 2012, compared to the same period of 2011, reflecting higher variable costs as a result of higher sales during the first quarter of 2012.  SG&A as a percentage of net sales was 1.2% higher for the three months ended March 31, 2012 due to the timing of certain fixed charges, principally the fixed monthly corporate charges under the management services agreement with SP Corporate Services LLC (see Note 14 - "Related Party Transactions"), as compared to the same period of 2011.

Derivative activity income was $571 for the three months ended March 31, 2012, compared to a loss of $3,538 in the same period of 2011. Of the $571 gain in 2012, approximately $260 was attributable to precious metal contracts and approximately $310 was attributable to embedded derivative features of HNH's Subordinated Notes and related warrants. Of the $3,538 loss in 2011, approximately $2,700 was attributable to precious metal contracts and approximately $800 was attributable to the embedded derivative features of HNH's Subordinated Notes. The lower loss related to precious metal derivative contracts in the 2012 period resulted principally from a lower number of ounces of silver under contract.

Interest expense was $3,160 for the three months ended March 31, 2012, compared to $3,226 in the same period of 2011. The decrease was primarily due to a lower weighted average interest rate during the first quarter of 2012 compared to the first quarter of 2011 as a result of the redemption of $25 million of 10% Subordinated Notes during the fourth quarter of 2011.

BNS

BNS' operations include the results of its wholly-owned subsidiary, Sun Well.  Sun Well's revenue and income from continuing operations before income taxes included in the consolidated financial statements for the three months ended March 31, 2012 are $12,362 and $2,732, respectively, as compared to revenues and income from continuing operations of $5,078 and $986, respectively, for the three months ended March 31, 2011.

As noted above, we consolidated Sun Well effective February 2, 2011, the date that BNS acquired Sun Well. For comparative purposes however, unaudited pro forma revenues and earnings of BNS are presented in the table and discussion below for the full three months ended March 31, 2011. We believe this presentation is more meaningful for management's discussion and analysis in that it allows comparability for both periods.

	Three Months Ended March 31,
	2012	2011 (a)
Revenues	$12,362	$7,659
Cost of revenues	6,548	4,687
Gross profit	5,814	2,972
Selling, general and administrative expenses	2,891	3,329
Interest expense, net	192	372
Other income, net	(1)	(391)
Net income (loss) from continuing operations before income taxes	$2,732	$(338)

(a) Includes the results of BNS' corporate expenses for the quarter ended March 31, 2011 and Sun Well operating results for the period from February 2, 2011 through March 31, 2011 (all of which is presented in the historical financial statements of the Company), as well as pro forma adjustments to include Sun Well operating results for the period January 1, 2011 through February 1, 2011.

Sun Well's revenue for the three months ended March 31, 2012 increased by $4,703, or 61.4%, to $12,362, as compared to $7,659 for the same period last year.  The revenue increase is due to an increase in the average number of rigs in operation (18 in 2012 as compared to 15 in 2011), a 16% increase in revenue per rig hour due to pricing and services provided and an average 11% improvement in billable hours per rig.  Gross profit for the quarter ended March 31, 2012 grew by 95.6% as compared to the pro forma results for the quarter ended March 31, 2011, consistent with the increase in revenue, the increase in number of rigs in service and the improvement in revenue per rig and billable hours per rig.

SG&A expenses for the quarter ended March 31, 2012 decreased by 13.2% as compared to the pro forma SG&A expenses for the quarter ended March 31, 2011, due primarily to $774 in employee bonus payments charged to expense in January 2011. Excluding the 2011 bonus payments, selling, general and administrative costs increased by 8% in the quarter ended 2012 as compared to the pro forma quarter ended March 31, 2011. The increase is due to additions to the administration functions to support the increased customer demand.

Interest expense for the quarter ended March 31, 2012 is related to Sun Well's borrowings on its term loan and revolving credit and lease agreements, which total approximately $20,689 at March 31, 2012. Interest expense in the pro forma quarter ended March 31, 2011 was $372, and includes $255 of interest expense incurred by BNS on $14,000 of debt incurred to consummate the Sun Well acquisition, as well as $117 of interest expense on Sun Well lease debt. The BNS loan was repaid in full in September 2011 and the Sun Well lease debt was repaid prior to BNS's February 2, 2011 acquisition of Sun Well. Other income, net, pro forma, for the quarter ended March 31, 2011 relates to Sun Well's January 2011 termination of a sale and lease back transaction and the reversal of a related deferred gain.

DGT

The Company consolidated DGT effective July 5, 2011, the date that our interest in DGT exceeded 50%. In addition, on November 3, 2011 DGT sold its Medical Systems Group, which comprised approximately 84% of DGT’s net sales of $67,921 for its fiscal year ended July 30, 2011. As a result, the operations of Villa are reflected as discontinued operations in our consolidated financial statements for the three months ended March 31, 2012. For the three months ended March 31, 2012, revenues and pretax loss from continuing operations reported in our consolidated financial statements relating to DGT were $3,033 and $381, respectively.

Income of Associated Companies

Income of associated companies included in the Diversified Industrial segment net income from continuing operations includes the following:

	Ownership at
	March 31,	Three Months Ended March 31,
	2012	2012	2011
DGT (a)	51.5%	$—	$524
JPS (b)	39.3%	—	—
API (c)	32.4%	—	359
SLI (d)	21.7%	3,339	761
Steel Excel (e)	40.3%	17,538	—
		$20,877	$1,644

(a)	Effective July 5, 2011, we consolidated DGT. Prior to this date the investment in DGT was accounted for under the equity method.
(b) JPS was an Associated Company through 2011 and on December 31, 2011 the Company discontinued the equity method of accounting and reclassified JPS to Investments at fair value and began classifying JPS as an available for sale security. No income or loss was recorded in Q1 2011, as the information was not available.
(c) Effective December 31, 2011 the Company began classifying API as Investments at fair value and continues to report changes in fair value in the consolidated statement of operations.
(d) Associated company.
(e) Effective January 1, 2012, Steel Excel was reclassified from Corporate to the Diversified Industrial segment due to recent acquisitions of oil field servicing companies.

Income from investments held at fair value

Income from investments held at fair value represents the increase in fair value of API during the three months ended March 31, 2012. Prior to January 1, 2012, the Company's investment in API was accounted for as an associated company. For additional information see Note 5 - "Investments in Associated Companies" to the SPH financial statements found elsewhere in this Form 10-Q.

Financial Services Segment

The Financial Services segment, for financial reporting purposes, consists of our consolidated and wholly-owned subsidiary WebBank (which operates in niche banking markets), and WF Asset Corp (which consists of a portfolio of investments). WebBank provides commercial and consumer loans and services. WebBank's deposits are insured by the FDIC, and the bank is examined and regulated by the FDIC and UDFI.
The following presents a summary of the Financial Services segment:

	Three Months Ended March 31,
	2012	2011
Revenue:
Interest income (including fees)	$2,981	$2,179
Non-interest income	1,055	1,082
	4,036	3,261
Costs and expenses:
Interest	281	215
(Recovery of) provision for loan losses	(145)	116
Selling, general and administrative expenses	1,604	1,795
	1,740	2,126
Net income from continuing operations before taxes	$2,296	$1,135

Interest Income

Interest income increased by $802, or 36.8%, in the three months ended March 31, 2012, compared to the three months ended March 31, 2011, due primarily to the growth in one of the Banks' lending programs.

Noninterest Income

Noninterest income decreased $27, or 2.5% for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, due primarily to the termination of a lending program, partially offset by gains on sale of other real estate owned.
Interest Expense

Interest expense represents interest accrued on WebBank depositor accounts. Interest expense increased $66, or 30.7%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, largely due to growth in average deposits, partially offset by a decrease in average interest rates on certificates of deposits.
(Recovery of) Provision for Loan Losses

At March 31, 2012, WebBank had an estimated $3,762 of impaired loans (of which $2,349 is guaranteed by the USDA or SBA) and an allowance for loan losses of $450.
The (recovery of) provision for loan losses is primarily related to WebBank's portfolio of local real estate loans. WebBank routinely obtains appraisals on underlying collateral of nonperforming loans and records a provision for losses if the value of the collateral declines below the value of the loans. WebBank recorded a reduction of provision for loan losses of $145 for the three months ended March 31, 2012, compared to an expense of $116 for the three months ended March 31, 2011. During the first quarter of 2012, WebBank was able to continue to recover previously charged off loans and effectively reduce the loans portfolio by $4,778 as compared to March 31, 2011.
Selling General and Administrative Expenses

The decrease in SG&A expenses of $191, or 10.6%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, was due primarily to a benefit of $110 recorded in the three months ended March 31, 2012 related to the reserve for off balance sheet credit exposures, a recovery of legal expenses of $20 for the three months ended March 31, 2012 compared to legal expenses of $81 for the three months ended March 31, 2011, partially offset by an increase in personnel and occupancy expense for the three months ended March 31, 2012.
Corporate and Other

The following presents a summary of Corporate and Other:

	Three Months Ended March 31,
	2012	2011
Revenue:
Investment and other income	$116	$374
Net investment gains	2,339	13,058
	2,455	13,432
Costs and expenses:
Interest	38	131
Selling, general and administrative expenses	3,128	1,125
Management fees - related party	1,559	2,167
Increase in deferred fee liability to related party	11,762	489
Other income	(452)	—
	16,035	3,912
(Loss) income from continuing operations before income (loss) from equity method investments and investments held at fair value	(13,580)	9,520
Income of associated companies	29,663	214
Loss from other investments - related party	(10,800)	(8,284)
Income (loss) from investments held at fair value	96	(1,564)
Net income (loss) from continuing operations	$5,379	$(114)

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

Investment and other income was $116 for the three months ended March 31, 2012 compared to $374 in the same period last year. The decrease in 2012 was primarily due to lower interest income.

Net investment gains for the three months ended March 31, 2012 was $2,339 compared to $13,058 in the same period of 2011. The decrease was due to higher gains in the three months ended March 31, 2011 from the sale of certain available-for-sale securities as well as gains on certain derivative investments.

Interest Expense

In the ordinary course of business the Company may sell securities short and enter into foreign currency transactions which, in effect, in certain circumstances, may represent borrowings from the counterparty. Interest expense represents interest and other fees on such transactions.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of legal, accounting, audit, tax, professional fees and common unit option expense. SG&A expenses increased to $3,128 in the three months ended March 31, 2012, from $1,125 in the three months ended March 31, 2011. The increase is primarily due to approximately $1,700 reduction of option expense recorded in the first quarter of 2011(see Note - 17 "Capital and Accumulated Other Comprehensive (Loss) Income" to the SPH financial statements found elsewhere in this Form 10-Q) as well as higher professional fees incurred in the three months ended March 31, 2012.

Management Fees to Related Party

Under a management agreement with the Manager effective January 1, 2009 and amended July 15, 2009, SPH paid a monthly management fee based on 1.5% per annum of the net asset value of the Company’s common units. Effective January 1, 2012, SPH is paying a quarterly Management Fee at a rate of 1.5% of total partner’s capital, payable on the first day of each quarter and subject to quarterly adjustment. SPH also reimburses the Manager for any costs it incurs on behalf of the Company or in connection with its provision of services under the management agreement. For additional information, see Note 14 – “Related Party Transactions” to the SPH financial statements found elsewhere in this Form 10-Q.

Increase in Deferred Fee Liability to Related Party

Increase in deferred fee liability to related party is an expense that arose beginning July 16, 2009 as a result of the assumption in connection with the Exchange Transaction of an obligation pursuant to a deferred fee agreement due to WGL, an affiliate of the Manager ("Deferred Fee Liability"). The increase in Deferred Fee Liability to related party of $11,762 recorded in the first three months of 2012 was due to an increase in an index related to the value of SPH. On April 11, 2012, the Company and WGL terminated the Investor Services Agreement, dated as of July 15, 2009, by mutual consent. As a result of the termination of the Investor Services Agreement the full amount in the Deferred Fee Liability became immediately payable. For additional information, see Note 23 - "Subsequent Events" to the SPH financial statements found elsewhere in this Form 10-Q.

Income of Associated Companies

Income (loss) of associated companies included in the Corporate and Other segment is as follows:

	Ownership at
	March 31,	Three Months Ended March 31,
	2012	2012	2011
Steel Excel(a)	40.3%	$—	$359
Cosine	47.0%	(97)	(145)
Fox & Hound (b)	43.6%	29,760	—
		$29,663	$214
(a) Effective January 1, 2012, Steel Excel was reclassified to the Diversified Industrial segment due to recent acquisitions of oil field servicing companies.
(b) Fox & Hound became an associated company in the first quarter of 2012 (see Note 5 - "Investments in Associated Companies" to the SPH financial statements found elsewhere in this Form 10-Q).

Loss From Other Investments - Related Party
Loss from other investments - related party includes income or loss we recognize on our 43.75% investment in each series of the SPII Liquidating Trust (for additional information see Note 6 - “Investments” of the SPH financial statements found elsewhere in this Form 10-Q). The Company elected to account for its investments in each series of the SPII Liquidating Trust under the equity method at fair value beginning July 16, 2009, the date these investments became subject to the equity method. Unrealized gain/loss on each series of the SPII Liquidating Trust is reported in the consolidated statement of operations. The loss in the first three months of 2012 was primarily due to series of the SPII Liquidating Trust that holds an interest in Fox & Hound. On March 19, 2012, in conjunction with a long-term refinancing of its debt, Fox & Hound issued new common equity. As a result of the transaction, our interest in Fox & Hound through the SPII Liquidating Trust was diluted and reduced by approximately $11,200, which in included in Loss from other investments in our consolidated statement of operations.

Income (Loss) From Investments Held at Fair Value
Income (loss) from investments held at fair value includes income or loss that the Company recognizes on its direct investment in Barbican.
Income Taxes
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
For the three months ended March 31, 2012, a tax provision of $1,872 was recorded, and for the three months ended March 31, 2011, a tax benefit from continuing operations of $5,607 was recorded. The Company’s tax provision represents the income tax expense or benefit of its consolidated subsidiaries, principally for state and foreign income taxes. The Company has recorded deferred tax valuation allowances to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets will not be realized in future periods. Included in the Company’s tax benefit for the three months ended March 31, 2011 is $7,957 from the release of BNS’s valuation allowance relating to NOL’s.
Other Comprehensive Income
Other comprehensive income primarily represents the net unrealized gains and unrealized losses during the period on available-for-sale securities held at the end of each reporting period, adjusted for the reversal of unrealized gains and unrealized losses recognized in prior periods on available-for-sale securities sold during the period. Approximately $5,291 and $5,399 of the other comprehensive income recorded for the three months ended March 31, 2012 and 2011, respectively, was related to unrealized gains on available-for-sale securities.

FINANCIAL CONDITION

Cash Flow Summary

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in) operating activities	$12,124	$(27,131)
Net cash provided by (used in) investing activities	29,004	(24,352)
Net cash provided by financing activities	2,719	3,586
	$43,847	$(47,897)

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2012 was $12,124. Net income of $50,138 was partially offset by a decrease of $4,111 relating to changes in operating assets and liabilities. Of this working capital decrease, $18,535 was from an increase in accounts receivable and $4,453 was from an increase in inventories, partially offset by an increase in accounts payable and accrued and other liabilities of $10,823 and a net decrease in loans held for sale of $8,539. Net income was also impacted by $11,762 relating to the increase in the Deferred Fee Liability to related party and $610 relating to net cash provided by operating activities of discontinued operations. The increase in accounts receivable relates primarily the increase in sales by HNH during the first three months of 2012 compared to the same period last year.

Net cash used in operating activities for the three months ended March 31, 2011 was $27,131. Net income of $15,131 was offset by a decrease of $36,642 relating to changes in operating assets and liabilities (of which $21,324 was from an increase in accounts receivable, $1,137 was from a decrease in accounts payable and accrued and other liabilities, $7,599 was due to an increase in inventories and $7,630 was due to a net increase in loans held for sale). In addition, net cash used by operating activities of discontinued operations was $2,654.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2012 was $29,004. Significant items included proceeds from the sale of discontinued operations of $22,761 and net proceeds from sales of investments of $23,173, which were partially offset by investments in associated companies of $10,923, which represents our indirect investment in Fox & Hound, and purchases of property plant and equipment of $6,554.

Net cash used in investing activities for the three months ended March 31, 2011 was $24,352. Significant items included acquisitions, net of cash acquired of $57,414 and release of restricted cash relating primarily to closing out foreign currency financial instruments of $5,692. These decreases in cash were partially offset by net proceeds received from the sale of investments of $20,356, and proceeds received from the sale of discontinued operations of $26,543.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 was $2,719. This was due primarily to net revolver borrowings of $13,473, partially offset by lower bank deposits held by WebBank of $4,031, net change in overdrafts of $2,808 and net repayments of term loans of $586.

Net cash provided by financing activities for the three months ended March 31, 2011 was $3,586. This was due to net proceeds from term loans and short term debt of $4,485 and the net change in overdrafts of $2,804, partially offset by lower bank deposits held by WebBank of $3,180.

Liquidity and Capital resources

Holding Company

SPH, excluding its operating subsidiaries, the “Holding Company,” is a global diversified holding company whose assets principally consist of the stock of its direct subsidiaries, cash and cash equivalents and other non-controlling investments in debt and equity securities. The Holding Company continuously evaluates the retention and disposition of its existing operations and investments and investigates possible acquisitions of new businesses in order to maximize unitholder value. Accordingly, further acquisitions, divestitures, investments and changes in capital structure are possible. Its principal potential sources of funds are available cash resources, investments, borrowings, public and private capital market transactions, repayment of subsidiary advances, distributions or dividends from subsidiaries, as well as dispositions of existing businesses and investments. The Holding Company’s investments are subject to changes that may result in amounts realized from any future sales that are, at times significantly different from the value we are reporting at March 31, 2012. These investments, including those accounted for under the equity method, can be impacted by market conditions, changes in the specific business environments of our investees or by the underlying performance of these businesses.

In addition to cash and cash equivalents, the Holding Company considers investments at fair value included in its consolidated balance sheet as being generally available to meet its liquidity needs. Investments at fair value are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a reasonable period of time. As of March 31, 2012, the Holding Company had cash and cash equivalents of $27,078 and investments of $110,815. The Holding Company had $24,314 of restricted cash which serves as collateral with respect to foreign currency financial instruments. The Holding Company is not able to use these funds for other purposes, and the Holding Company does not consider this amount to be available to meet its liquidity needs.

The Holding Company generally does not have access to the cash flow generated by the Company’s operating businesses for its needs, and the operating businesses generally do not rely on the Holding Company to support their operating activities. The Holding Company’s available liquidity, and the investment income realized from the Holding Company’s cash, cash equivalents and marketable securities is used to meet the Holding Company’s recurring cash requirements, which are principally the payment of its overhead expenses. Prior to March 31, 2012, the Holding Company’s only long-term cash requirement was the payment of the Deferred Fee Liability which was valued at $70,508 as of March 31, 2012. On April 11, 2012, the Company and WGL terminated the Investor Services Agreement, dated as of July 15, 2009, by mutual consent. As a result of the termination of the Investor Services Agreement the full amount in the Deferred Fee Liability became immediately payable - see Note 14 - "Related Party Transactions".  Instead of receiving the deferred fee in cash, WGL has elected for the total amount to be paid in common units of the Company.  Under the Deferred Fee Agreement, the number of common units to be issued is determined by applying a 15% discount to the market price of the common units, which represents the fair value of the common units giving effect to the discount for lack of marketability.  As a result, 6,403,002 Class B common units were issued to WGL on April 11, 2012, subject to adjustment as of March 31, 2012. These Class B common units have the same rights as the common units, except that they may not be sold in the public market until the capital account allocable to such Class B common units is equal to the capital account allocable to the common units. On May 11, 2012, the Company issued an additional 536,645 Class B common units to WGL reflecting an adjustment based on the deferred fee liability as of March 31, 2012. In connection with the termination of the Investor Services Agreement,WGL agreed not to sell any of the common units issued as payment for the deferred fee during the one year period following the Termination Date. The Holding Company also provides a $4,000 line of credit to WebBank, which was undrawn as of March 31, 2012.

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

At March 31, 2012, the Holding Company and its consolidated subsidiaries had, in the aggregate, cash and cash equivalents of $171,042 available for operations in the ordinary course of business and for the acquisition of interests in businesses. In addition, a portion of the Holding Company’s investments at fair value, as may be determined from time to time not to be strategic, are also available to be sold and the proceeds of which may be used acquire interests in other businesses and finance operations in the ordinary course.

As of March 31, 2012, SPH’s associated companies, without giving effect to SPH’s ownership share of such companies, had, in the aggregate, approximately $301,000 of cash and marketable securities (including approximately $269,000 related to Steel Excel) available for operations in the ordinary course of business and potential acquisition of businesses. SPH does not have control of or access to this cash and marketable securities.

Discussion of Segment Liquidity and Capital Resources

Diversified Industrial

HNH

As of March 31, 2012, HNH’s current assets totaled $192,348, its current liabilities totaled $122,059, and its working capital was $70,289, as compared to working capital of $70,069 as of December 31, 2011.

HNH generated $646 of positive cash flow from operating activities in the three months ended March 31, 2012 and $18,824 of cash used in operating activities in the comparable 2011 period. The increase in cash flow from operations was principally attributable to a lower use of working capital during the three months ended March 31, 2012.  In our consolidated financial statements we recorded pre-tax income of $8,812 relating to HNH from continuing operations and $8,143 of net income from continuing operations for the three months ended March 31, 2012.

For HNH, the parent company, sources of cash flow consist of its cash on-hand, distributions from its principal subsidiary, H&H Group, and other discrete transactions. H&H Group’s credit facilities restrict H&H Group’s ability to transfer any cash or other assets to HNH, subject to the following exceptions: (i) unsecured loans for required payments to the WHX Pension Plan, a defined benefit pension plan sponsored by HNH, (ii) payments by H&H Group to HNH for the payment of taxes by HNH that are attributable to H&H Group and its subsidiaries, and (iii) unsecured loans, dividends or other payments for other uses in the aggregate principal amount, together with the aggregate amount of all other such loans, dividends and payments, not to exceed $60,000 in the aggregate (a portion of which has been used). These exceptions are subject to the satisfaction of certain conditions, including the maintenance of minimum amounts of excess borrowing availability under the credit facilities. H&H Group’s credit facilities are collateralized by first priority liens on substantially all of the assets of H&H Group and its subsidiaries.

The ability of H&H Group to draw on its U.S. revolving line of credit under the Wells Fargo Facility (the “First Lien Revolver”) is limited by its borrowing base of accounts receivable and inventory. As of March 31, 2012, HNH’s availability under the First Lien Revolver was $46,500.

There can be no assurances that H&H Group will continue to have access to its lines of credit if financial performance of its subsidiaries do not satisfy the relevant borrowing base criteria and financial covenants set forth in the applicable financing agreements. If H&H Group does not meet certain of its financial covenants or satisfy the borrowing base criteria, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders, and liquidity could be adversely affected.

BNS

As of March 31, 2012, BNS current assets totaled $17,600 and its current liabilities were $10,700, for a working capital of $6,900 as compared to working capital of $6,200 at December 31, 2011.  The increase in working capital is due primarily to increase in trade receivables, from $7,700 at December 31, 2011 to $8,600 at March 31, 2012, as increases in cash and equivalents offset increases in current liabilities from December 31, 2011 to March 31, 2012.

Sun Well entered into a credit agreement with Wells Fargo Bank, National Association in June 2011 that included a $20,000 term loan and a revolving line of credit for up to $5,000.  The term loan is repayable in $1,000 quarterly installments from September 30, 2011 through June 30, 2015.  The balance of the term loan at March 31, 2012 was $18,000, of which $4,000 is shown as a current liability.  Sun Well borrowed $1,000 on the revolving line of credit during the quarter ended March 31, 2012.

Sun Well uses capitalized lease obligations to fund a portion of its capital acquisitions.  At March 31, 2012, capitalized lease obligations were $1,700 as compared to $1,800 at December 31, 2011.

BNS source of cash flows are the cash flows generated by Sun Well.  Sun Well uses its operating cash flows as well as the borrowings under its term loan and borrowings under capital leases to fund its operations and its debt obligations.  The loan is secured by the assets of Sun Well and limits the amount of cash that it can distribute to BNS in the form of loans or dividends.  The line of credit availability is limited based on Sun Well's borrowing base assets (primarily accounts receivable), and is only available if Sun Well is in compliance with the terms of its loan agreements and has sufficient borrowing base assets.  There can be no assurances that Sun Well will continue to have access to its line of credit if its financial performance does not satisfy the relevant borrowing base criteria and financial covenants set forth in the applicable financing agreement.  If Sun Well does not meet certain of its financial covenants or satisfy the borrowing base criteria in its credit facilities, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to Sun Well, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders, and liquidity could be adversely affected.

BNS expects that it will be able to fund its activities in the ordinary course of business over at least the next twelve months.

DGT

At January 28, 2012, its most recent fiscal period reported to the SEC on Form 10-Q, DGT had $43,300 in cash and cash equivalents. As discussed below, on November 3, 2011 DGT received $27,300 in connection with the sale of Villa. DGT’s sources of capital include, but are not limited to, cash flow from operations and short-term credit facilities. DGT believes that available short-term and long-term capital resources are sufficient to fund DGT’s working capital requirements, scheduled debt payments, interest payments, capital expenditures and income tax obligations for the next 12 months.

During its fiscal year ended July 30, 2011, DGT completed a Rights Offering which provided $14,300, net of expenses. DGT also received proceeds of $2,500 for a mortgage on its Bay Shore, NY facility. In addition, approximately $2,400 of long-term debt was repaid, including the approximately $1,000 for the purchase price of the manufacturing facility in Milan, Italy at the conclusion of its lease in April 2011.

On September 12, 2011, DGT entered into a share purchase agreement with VIV s.r.l., a limited liability company incorporated under Italian law (“VIV”), pursuant to which DGT agreed to sell all of the shares of its Italian subsidiary, Villa, its medical and dental imaging systems segment, to VIV, subject to the terms and conditions set forth therein. The sale was consummated on November 3, 2011. As a result, the operations of Villa are reflected as discontinued operations in our consolidated financial statements for the period from July 5, 2011. In conjunction with the sale, immediately prior to the sale, Villa paid a dividend to DGT in the amount of $4,538. In consideration for the sale of the shares of Villa to VIV, DGT received $22,761 in cash and an unsecured subordinated promissory note (the “Note”) made by VIV in the amount of €500. The Note has a term of 5 years with interest accruing at a rate of 6% per annum beginning 18 months after issuance. The Note may be prepaid at any time and if prepayment in full occurs during the first 18 months following the date of issuance, the total principal amount will be reduced to €400. Payment of the Note will be subordinated to the repayment of the loan extended to VIV by Banca Intesa to provide financing for the Villa Sale.

Financial Services

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations such as certificate of deposit maturities and to fund customer credit needs. WebBank had $84,529 and $77,285 in cash at the Federal Reserve Bank and in its Fed Funds account at its correspondent bank at March 31, 2012 and December 31, 2011, respectively. WebBank had $6,500 and $5,500 in lines of credit from its correspondent banks at March 31, 2012 and December 31, 2011, respectively. WebBank had $2,206 and $2,115 available from the Federal Reserve discount window at March 31, 2012 and December 31, 2011, respectively. Additionally, WebBank has available a $4,000 line of credit from the Holding Company at March 31, 2012 and December 31, 2011. WebBank had a total of $97,235 and $88,900 in cash, lines of credit, and access to the Federal Reserve Bank discount window at March 31, 2012 and December 31, 2011, respectively, which represents approximately 79% and 71%, respectively, of WebBank's total assets.
Contractual Commitments and Contingencies

On March 31, 2012, Steel Partners, Ltd., an affiliate of the Manager, assigned its right and title to its New York City office lease to SPH Services. In connection with the assignment, Steel Partners, Ltd. remitted $3,286 to SPH Services, subject to adjustment, which represents the present value of the lease payment obligations over the fair value of the leased facilities through June 30, 2015, the expiration date of the lease, given current market conditions. The total payments under the lease through June 30, 2015, including base rent and operating expense and real estate tax escalations, is approximately $7,400. Sublease rental receipts for the period aggregate $795.

On April 11, 2012, the Company and WGL terminated the Investor Services Agreement, dated as of July 15, 2009, by mutual consent. As a result of the termination of the Investor Services Agreement the full amount in the Deferred Fee Liability became immediately payable - see Note 14 - "Related Party Transactions".   The deferred fees are recorded as a liability by the Company with a fair value of approximately $70,508 as of March 31, 2012.  Instead of receiving the deferred fee in cash, WGL has elected for the total amount to be paid in common units of the Company.  Under the Deferred Fee Agreement, the number of common units to be issued is determined by applying a 15% discount to the market price of the common units.  As a result, 6,403,002 Class B common units were issued to WGL on April 11, 2012, subject to adjustment as of March 31, 2012. On May 11, 2012, the Company issued an additional 536,645 Class B common units to WGL reflecting an adjustment based on the deferred fee liability as of March 31, 2012.

There were no other material changes in our contractual obligations or any other liabilities reflected on our consolidated balance sheet as of March 31, 2012 as compared to those reported in our 2011 Form 10-K.

Off-Balance Sheet Risk

We have off-balance sheet risk related to certain financial instruments, including futures, options, securities sold, not yet purchased and undisbursed loan commitments. For additional information regarding these arrangements, refer to Note 8 - “Financial Instruments,” to the consolidated financial statements contained in this Form 10-Q.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2012 compared to those reported in our 2011 Form 10-K.

Recent Accounting Standards

See Note 2- “Recently Adopted Accounting Standards” to the SPH financial statements found elsewhere in this Form 10-Q for information on recent accounting standards.

Special Notes Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, in particular, forward-looking statements under the headings “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements appear in a number of places in this report and include statements regarding the Company’s intent, belief or current expectations with respect to (i) its financing plans, (ii) trends affecting its financial condition or results of operations, and (iii) the impact of competition. The words “expect,” “anticipate,”

“intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements in addition to historical information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Company’s exposure to market risk during the first three months of 2012. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2012 our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business.  For further information regarding our legal proceedings, see our Legal Proceedings set forth in Note 22 - “Commitments and Contingencies,” to the consolidated financial statements included in Part I of this Report.

Item 1A. Risk Factors

There have been no material changes with respect to risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2011.

Item 5. Other Information

On May 10, 2012, the Company's Board of Directors approved an increase in the salary to be paid by SP Corporate to James F. McCabe, Jr., the chief financial officer of the Company's general partner, effective as of February 1, 2012. As a result, Mr. McCabe's base salary will be $400,000 per year. In addition, the Company's Board of Directors awarded a bonus of $85,000 to Mr. McCabe.

On May 10, 2012, the Company, SPH Group LLC, a wholly owned subsidiary of the Company, and SPGS entered into that certain Fourth Amended and Restated Management Agreement, effective as of January 1, 2012, to clarify the manner in which the annual incentive fee is calculated. Warren G. Lichtenstein, the Chairman and Chief Executive Officer of the Company's general partner, is the Chief Executive Officer of the SPGS.  Jack L. Howard, the President of and a member of the Board of Directors the Company's general partner, is the President of SPGS.  James F. McCabe, Jr., the Chief Financial Officer of the Company's general partner, is also the Chief Financial Officer of SPGS.

On May 11, 2012, the Company issued 536,645 Class B common units to WGL reflecting an adjustment in the number of units to be issued to WGL based on the deferred liability as of March 31, 2012 in connection with the termination of the Investor Services Agreement.

Item 6. Exhibits

Exhibit No.	Description

Exhibit 10.1	Employment Agreement by and among WHX Corporation, Handy & Harman, and James McCabe, Jr. dated as of February 1, 2007.

Exhibit 10.2	Amendment to Employment Agreement by and among WHX Corporation, Handy & Harman, and James F. McCabe, Jr., effective January 1, 2009.

Exhibit 10.3	Second Amendment to Employment Agreement by and among WHX Corporation, Handy & Harman, and James F. McCabe, Jr., effective January 4, 2009.

Exhibit 10.4	Fourth Amended and Restated Management Agreement by and among Steel Partners Holdings L.P., SPH Group LLC and SP General Services LLC, dated as of May 11, 2012.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 101.INS (1)	XBRL Instance Document

Exhibit 101.SCH (1)	XBRL Taxonomy Extension Schema

Exhibit 101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB (1)	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase

(1)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 15, 2012	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ James F. McCabe, Jr.
James F. McCabe, Jr.
Chief Financial Officer
(Principal Accounting Officer)