Form 10-Q
period 2012-06-30
STEEL PARTNERS HOLDINGS L.P.
filed 2012-08-14
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the Registrant’s common units as of August 9, 2012 was 32,122,686.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands except common units)

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$237,149	$127,027
Restricted cash	26,421	23,736
Marketable securities	188,207	—
Trade and other receivables (net of allowance for doubtful accounts of $2,422 in 2012 and $2,504 in 2011)	129,904	90,239
Receivable from related parties	4,174	116
Loans receivable, net	23,509	34,820
Inventories, net	57,669	53,776
Deferred income taxes	19,687	20,038
Prepaid and other current assets	18,708	16,123
Assets of discontinued operations	—	35,387
Total current assets	705,428	401,262
Long-term loans receivable, net	10,721	8,942
Goodwill	61,701	42,797
Other intangibles, net	149,186	135,341
Deferred income taxes	69,783	70,625
Other non-current assets	20,619	22,143
Investments at fair value	129,762	150,020
Property, plant and equipment, net	179,159	127,842
Investments in associated companies	49,445	128,218
Other investments at fair value - related party	33,643	42,653
Total Assets	$1,409,447	$1,129,843

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands except common units)
(continued)

	June 30, 2012	December 31, 2011
LIABILITIES AND CAPITAL	(unaudited)
Current liabilities:
Accounts payable	$56,808	$37,843
Accrued liabilities	53,046	40,944
Financial instruments	23,996	23,736
Deposits	62,973	38,293
Payable to related parties	6,467	4,930
Current portion of deferred fee liability to related party	—	1,107
Short-term debt	22,617	24,168
Current portion of long-term debt	8,533	8,531
Deferred income taxes	1,096	736
Other current liabilities	2,445	3,239
Liabilities of discontinued operations	—	15,310
Total current liabilities	237,981	198,837
Long-term deposits	43,785	56,589
Deferred fee liability to related party	—	57,640
Long-term debt	121,762	130,955
Accrued pension liability	177,930	186,212
Deferred income taxes	11,647	6,231
Other liabilities	24,688	12,959
Total Liabilities	617,793	649,423
Commitments and Contingencies	—	—
Capital:
Partners’ capital common units: 32,122,686 and 25,183,039 issued and outstanding (after deducting 2,808,725 held in treasury, at cost of $48,099) at June 30, 2012 and December 31, 2011, respectively.	555,004	427,534
Accumulated other comprehensive loss	(14,995)	(11,737)
Total Partners’ Capital	540,009	415,797
Noncontrolling interests in consolidated entities	251,645	64,623
Total Capital	791,654	480,420
Total Liabilities and Capital	$1,409,447	$1,129,843

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands except units and per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue
Diversified industrial net sales	$209,421	$195,746	$388,952	$354,153
Financial services revenue	4,099	3,076	8,135	6,337
Investment and other income	9	432	125	806
Net investment gains (losses)	13,931	(2,080)	16,270	10,978
Total revenue	227,460	197,174	413,482	372,274
Costs and expenses
Diversified industrial cost of goods sold	146,423	145,143	275,234	262,503
Selling, general and administrative expenses	46,919	36,833	88,425	69,315
Finance interest expense	393	419	713	765
(Recovery of) provision for loan losses	(99)	(52)	(244)	64
Interest expense	3,696	2,239	7,004	5,454
Realized and unrealized (gain) loss on derivatives	(970)	(3,284)	(1,541)	254
Management fees - related party	1,743	2,051	3,302	4,218
(Decrease) Increase in deferred fee liability to related party	(314)	2,810	11,448	3,299
Other income	(477)	—	(884)	—
Total costs and expenses	197,314	186,159	383,457	345,872
Income from continuing operations before income taxes and equity method income (loss)	30,146	11,015	30,025	26,402
Income tax (provision) benefit	(16,791)	(1,323)	(18,663)	4,284
Income (loss) from equity method investments and investments held at fair value:
(Loss) Income of associated companies, net of taxes	(21,921)	12,983	28,619	14,841
Income (Loss) from other investments - related party	1,790	(905)	(9,010)	(9,189)
Income (loss) from investments held at fair value	340	8	8,978	(1,556)
Net (loss) income from continuing operations	(6,436)	21,778	39,949	34,782
Discontinued operations:
(Loss) Income from discontinued operations, net of taxes	—	(126)	601	(733)
(Loss) Gain on sale of discontinued operations, net of taxes	(567)	(154)	2,585	2,580
(Loss) Income from discontinued operations	(567)	(280)	3,186	1,847
Net (loss) income	(7,003)	21,498	43,135	36,629
Net (income) loss attributable to noncontrolling interests in consolidated entities:
Continuing operations	(3,509)	(8,930)	(5,856)	(10,549)
Discontinued operations	275	29	(1,546)	(992)
	(3,234)	(8,901)	(7,402)	(11,541)
Net (loss) income attributable to common unitholders	$(10,237)	$12,597	$35,733	$25,088
Net (loss) income per common unit - basic
Net (loss) income from continuing operations	$(0.32)	$0.51	$1.21	$0.96
Net (loss) income from discontinued operations	(0.01)	(0.01)	0.06	0.03
Net (loss) income attributable to common unitholders	$(0.33)	$0.50	$1.27	$0.99
Net (loss) income per common unit - diluted
Net (loss) income from continuing operations	$(0.32)	$0.51	$1.21	$0.92
Net (loss) income from discontinued operations	(0.01)	(0.01)	0.06	0.03
Net (loss) income attributable to common unitholders	$(0.33)	$0.50	$1.27	$0.95
Weighted average number of common units outstanding - basic	31,183,171	25,265,734	28,183,105	25,259,511
Weighted average number of common units outstanding - diluted	31,210,346	25,265,734	28,210,280	29,897,682

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands except units and per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net (loss) income	$(7,003)	$21,498	$43,135	$36,629
Other comprehensive income (loss), net of tax:
Unrealized loss on available for sale securities (a)	(11,516)	(8,660)	(6,225)	(3,261)
Currency translation adjustment	(839)	666	(1,796)	1,030
Other comprehensive loss	(12,355)	(7,994)	(8,021)	(2,231)
Comprehensive (loss) income	(19,358)	13,504	35,114	34,398
Comprehensive income (loss) attributable to non-controlling interests	996	(8,823)	(2,639)	(11,826)
Comprehensive (loss) income attributable to common unit holders	(18,362)	4,681	$32,475	$22,572

(a) Includes a tax benefit of $5,854 and $0 for the three months ended June 2012 and 2011, respectively, and a tax benefit of $5,892 and $0 for the six months ended June 30, 2012 and 2011, respectively.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$43,135	$36,629
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net investment gains	(16,270)	(10,978)
(Recovery of) Provision for loan losses	(244)	64
Income of associated companies	(28,619)	(14,841)
Loss from other investments - related party	9,010	9,189
(Income) Loss from investments held at fair value	(8,978)	1,556
Gain on sale of discontinued operations	(2,585)	(2,580)
Depreciation and amortization	13,646	12,543
Non-cash income from derivatives	—	(1,403)
Reclassification of net cash settlements on derivative instruments	(597)	1,604
Stock based compensation	3,619	1,736
Deferred income taxes	12,548	2,556
Income tax benefit from release of deferred tax valuation allowance	—	(9,026)
Other	381	1,945
Net change in operating assets and liabilities:
Receivables	(22,222)	(37,560)
Receivables from related parties	(3,469)	—
Inventories	(3,811)	(11,282)
Prepaid and other assets	(1,065)	2,237
Accounts payable, accrued and other liabilities	3,373	(4,529)
Payable to related parties	1	(197)
Increase in deferred fee liability to related party	11,448	3,299
Net decrease (increase) in loans held for sale	10,145	(8,092)
Net cash provided by (used in) operating activities of discontinued operations	636	(4,545)
Net cash provided by (used in) operating activities	20,082	(31,675)
Cash flows from investing activities:
Purchases of investments	(52,824)	(98,348)
Proceeds from sales of investments	104,349	112,339
Net (increase) decrease in loans receivable	(369)	1,740
Purchases of property and equipment	(15,222)	(7,635)
Reclassification of restricted cash	(260)	13,395
Net cash settlements on derivative instruments	597	(1,604)
Proceeds from sale of assets	5,826	—
Acquisitions, net of cash acquired	45,848	(57,374)
Purchase of subsidiary shares from noncontrolling interests	(1,573)	(1,715)
Investments in associated companies	(16,567)	(9,404)
Proceeds from sales of discontinued operations	22,194	26,543
Other	1,011	379
Net cash provided by (used in) investing activities	93,010	(21,684)

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows (continued)
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from financing activities:
Common unit cash distributions	—	(29,869)
Net revolver borrowings	(2,042)	19,465
Net borrowings of term loans - foreign	1,400	746
Repayments of term loans - domestic	(5,267)	(10,645)
Return of capital paid to noncontrolling interest holders	(10,316)	—
Net change in overdrafts	4,305	3,832
Net increase (decrease) in deposits	11,876	(8,587)
Other	(3,009)	(661)
Net cash used in financing activities	(3,053)	(25,719)
Net change for the period	110,039	(79,078)
Effect of exchange rate changes on cash and cash equivalents	83	228
Cash and cash equivalents at beginning of period	127,027	180,684
Cash and cash equivalents at end of period	$237,149	$101,834
Cash paid during the period for:
Interest	$6,659	$7,709
Taxes	$2,868	$3,875
Non-cash investing activities:
Net (increase) decrease in restricted cash from purchase of foreign currency financial instruments	$(260)	$27,392
Net transfers between loans and other assets	$—	$200
Purchase of equipment through capital lease obligations	$—	$969
Non-cash financing activities:
Obligation to repurchase Subordinated Notes	$(5,492)	$—
Common units issued for directors compensation	$—	$275

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(unaudited)
(dollars in thousands except per unit data)

	Common		Accumulated Other Comprehensive		Treasury Units		Partners’		Non-controlling	Total
	Units		Loss		Units	Dollars	Capital	Total	Interests	Capital
Balance at December 31, 2011	27,991,764		$(11,737)		(2,808,725)	$(48,099)	$427,534	$415,797	$64,623	$480,420
Net income	—		—		—	—	35,733	35,733	7,402	43,135
Unrealized loss on available-for-sale investments	—		(2,304)		—	—	—	(2,304)	(3,921)	(6,225)
Currency translation adjustment	—		(954)		—	—	—	(954)	(842)	(1,796)
Deferred fee liability settlement	6,939,647	—	—	—	—	—	70,195	70,195	—	70,195
Steel Excel Acquisition	—	—	—	—	—	—	—	—	189,598	189,598
Return of capital to noncontrolling interest holders	—	—	—	—	—	—	—	—	(10,316)	(10,316)
Excess of fair value received over carrying value of Sun Well in the Steel Excel Acquisition	—	—	—	—	—	—	22,278	22,278	3,959	26,237
Purchases of subsidiary shares, net of issuances	—		—		—	—	(1,197)	(1,197)	1,142	(55)
Other, net	—		—		—	—	461	461	—	461
Balance at June 30, 2012	34,931,411		$(14,995)		(2,808,725)	$(48,099)	$555,004	$540,009	$251,645	$791,654

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
The Company operates through consolidated subsidiaries and associated companies, which represent significant equity interests in operating businesses. SPH also owns interests directly and indirectly in other companies. As of June 30, 2012, the Company's operations are conducted primarily through its Diversified Industrial and Financial Services segments. The Company also reports certain other investments and investment activity and unallocated corporate expenses within its Corporate segment.
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
Basis of Presentation

The consolidated financial statements include the consolidated financial results of SPH, WebFinancial Holding Corporation (“WebFinancial”), Handy & Harman Ltd. (“HNH”), BNS Holding, Inc. (“BNS”), DGT Holdings Corp. (“DGT”), Steel Excel Inc. ("Steel Excel") and SPH Services, Inc. ("SPH Services"). Acquired companies are presented from their dates of acquisition (see Note 3 - "Acquisitions" for information on the acquisition of Steel Excel during the second quarter of 2012). The consolidated statement of operations for the three and six months of 2012 includes one month of Steel Excel's results of operations. DGT’s financial statements are recorded on a two-month lag, and as a result the statement of operations for the three and six months ended June 30, 2012 includes DGT’s activity for its three and six months ended April 30, 2012. In 2011, BNS changed its fiscal year end from October 31 to December 31. The six months ended June 30, 2011 includes two additional months for BNS, November and December of 2010.

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

In the opinion of the Company, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

SPH Services

SPH Services is a newly-formed subsidiary of SPH, which commenced operations on January 1, 2012, that was created to consolidate the executive and corporate functions of SPH and certain of our affiliates, including SP Corporate Services LLC ("SP Corporate") and SPLLC, to provide such services, including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services, to other companies. In connection with the formation of SPH Services, we

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

acquired the membership interests in SP Corporate and SPLLC, and certain assets from Steel Partners, Ltd., a related party, as well as certain assets from HNH, on January 1, 2012. Prior to our acquisition of SPLLC, our former manager, SPLLC transferred certain assets, including its interest in our management agreement, to SPGS, a related party. See Note 14, "Related Party Transactions", for further information.

SPH Services operates through its wholly owned subsidiaries, SP Corporate and SPLLC. SP Corporate has management services agreements with HNH, BNS, CoSine Communications, Inc. ("Cosine"), DGT, Fox & Hound Acquisition Corp. ("Fox & Hound"), Steel Excel and WebBank, a wholly owned subsidiary of WebFinancial. In addition, SP Corporate has management services agreements with NOVT Corporation (“NOVT”), Steel Partners, Ltd., J. Howard Inc. and Ore Holdings, Inc., which are affiliated companies.

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

Comprehensive Income (Topic 220): Presentation of Comprehensive Income – In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income, or two separate but consecutive statements. The Company adopted this guidance in the first quarter of 2012, which resulted in presentation changes only.

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

3. ACQUISITIONS

Steel Excel Acquisition
On April 30, 2012, Steel Excel and BNS entered into a definitive Share Acquisition Agreement, pursuant to which on May 31, 2012, (the "Acquisition Date") Steel Excel acquired all of the capital stock of SWH, Inc. ("SWH"), a wholly owned subsidiary of BNS and the parent company of Sun Well Services, Inc.("Sun Well"), for an acquisition price of $85,000 less net debt (debt outstanding minus cash), subject to certain adjustments, resulting in net consideration of $68,747. The acquisition price was paid through a combination of 2,027,500 shares of common stock of Steel Excel, preliminarily valued at $30 per share, and $7,922 in cash. The $68,747 exceeded the carrying value of Sun Well by $26,237.  Pursuant to ASC 810-10-45-23, the excess of fair value received over the carrying value of Sun Well in the Steel Excel acquisition of $26,237 was credited to Capital. Also, Sun Well's assets and liabilities were maintained at their historical basis in the consolidated financial statements.
As a result of the transaction, Steel Excel became a majority-owned controlled subsidiary and is consolidated with SPH from that date. Prior to obtaining a controlling interest on the Acquisition Date, SPH owned 4,584,399 shares (42.0% of the outstanding shares), which were acquired beginning July 15, 2009 and were accounted for under the equity method at fair value. The additional shares of Steel Excel acquired on the Acquisition Date brought the total number of shares owned by SPH to 6,611,899, representing 51.1% of the outstanding shares of Steel Excel.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Steel Excel is primarily focused on capital redeployment and identification of new business operations in which it can utilize its existing working capital and maximize the use of its net tax operating losses (“NOLs”) in the future. The identification of new business operations includes, but is not limited to, oilfield services, sports, training, education, entertainment, and lifestyle businesses. SPH acquired Steel Excel in order to further its business as a global diversified holding company.
The Company's previously held equity interest and the noncontrolling interest in Steel Excel were valued at $30 per share, which is the fair value of Steel Excel shares specified in the Share Acquisition Agreement. The $30 fair value of Steel Excel's total equity was based on preliminary valuations using the market and income approaches. The Company utilized, in part, a third-party appraiser to assist in assessing the fair value of Steel Excel's equity. Key assumptions in the valuation include (1) weighted average cost of capital rates of 17%, (2) a terminal value based on long-term sustainable growth rates of 3%, and (3) financial multiples of companies deemed to be similar to Steel Excel.
The acquisition-date fair value of the Company's equity interest in Steel Excel was $137,532 prior to the 2,027,500 shares acquired on the Acquisition Date. As a result of remeasuring our equity interest to fair value, the Company recognized an investment gain of $13,524 which is included in Net investment (loss) gain in the consolidated statements of operations.
In accordance with ASC Topic 805, Business Combinations, the application of purchase accounting requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values recorded as goodwill. Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The allocation process requires, among other things, an analysis of acquired fixed assets, contracts, and contingencies to identify and record the fair value of all assets acquired and liabilities assumed. In allocating the purchase price to the fair value of the assets acquired and liabilities assumed, the Company utilized, in part, a third-party appraiser to assist in assessing the fair values of certain components of the assets acquired and liabilities assumed.
Estimates of fair value are based on industry data and trends and by reference to relevant market rates and transactions, and discounted cash flow valuation methods, among other factors. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond our reasonable control. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuations and complete the purchase price allocations as soon as practicable but no later than one year from the acquisition date. Future adjustments may result from:

•	Completion of valuation reports associated with long-lived tangible and intangible assets which may result in further adjustments or recording of additional assets or liabilities; or

•	Adjustments to deferred tax assets and liabilities, which may be based upon additional information, including adjustments to fair value estimates of underlying assets or liabilities.

•	Adjustments to the fair value of the non-cash consideration received for Steel Excel.

The following table summarizes the consideration paid for the controlling interest in Steel Excel:

Consideration Paid

Acquisition-date fair value of previously held equity interest	$137,532
Fair value of SWH transferred to Steel Excel	68,747
Less: cash received from Steel Excel for SWH	(7,922)
Total	$198,357
The following table summarizes the preliminary estimates of the fair values of the assets acquired and liabilities assumed at the Acquisition Date and the fair value of the noncontrolling interest in Steel Excel on the Acquisition Date:

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Amount
Assets:
Cash and cash equivalents	$45,360
Marketable securities	217,526
Accounts receivable	23,435
Prepaid expenses and other current assets	3,081
Property, plant and equipment	75,021
Goodwill	43,750
Identifiable intangible assets	26,869
Other assets	4,181
Total assets acquired	$439,223

Liabilities:
Accounts payable and accrued liabilities	$10,693
Debt	17,569
Other long-term liabilities (tax related)	23,006
Total liabilities assumed	51,268
Fair value of non-controlling interests	189,598
Net assets acquired	$198,357
The goodwill of $43,750 arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Sun Well and Steel Excel's oilfield services operations. All of the goodwill was assigned to the Company's Diversified Industrial segment. None of the goodwill recognized is expected to be deductible for income tax purposes.
The valuation of the intangible assets acquired and related amortization periods are as follows:

	Amount	Amortization Period (Years)
Products and customer relationships	$20,643	5 to 10 Years
Trademarks	4,990	Indefinite
Trademarks	720	5 to 7 Years
Favorable lease	47	2 Years
Non-compete agreement	469	5 Years
Total identifiable intangible assets	$26,869
The fair values of the acquired identifiable intangible assets and their amortization period are provisional pending receipt of the final valuations for those assets. The estimated amortization of intangibles from the acquisition will be approximately $2,000 for the remaining six months of 2012, and will be approximately $3,300 in 2013, $2,600 in 2014, $2,200 in 2015 and $1,700 in 2016.
Accounts receivable substantially represents the gross amount due and expected to be collected.
For the period from the Acquisition Date through June 30, 2012, revenues and pretax income from continuing operations reported in the consolidated financial statements relating to Steel Excel were $11,196 and $368, respectively.
During 2011, the Company made the following acquisitions:

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

•
On March 23, 2011, a subsidiary of HNH acquired certain assets and assumed certain liabilities of Tiger Claw, Inc. (“Tiger Claw”), a company that, among other businesses, develops and manufactures hidden fastening systems for deck construction. HNH believes this acquisition enhances its product offerings of fastening systems for deck construction. The initial purchase price of $8,761 was subsequently adjusted by approximately $254 in the fourth quarter of 2011, resulting in a final purchase price of $8,507. Revenue and net income of Tiger Claw in the Consolidated statement of operations from March 23, 2011 through June 30, 2011 are $3,700 and $800, respectively.

•
On February 2, 2011, BNS acquired all of the capital stock of SWH. The initial purchase price of $50,806 was subsequently adjusted by approximately $343, resulting in a final purchase price of $50,463 in cash. SWH owns all of the capital stock of Sun Well, its sole asset. Sun Well is a work-over rig provider to oil and gas exploration companies throughout the Williston Basin in North Dakota. SWH was acquired to further the Company's position as a global diversified holding company. Revenue and net income of SWH included in the Consolidated statement of operations for the three and six months ended June 30, 2011 are $8,292 and $1,408, and $13,370 and $2,911, respectively.

The following unaudited pro forma results of operations for the six months ended June 30, 2012 and 2011 assumes that the acquisitions made in 2012 and 2011 occurred at the beginning of 2011. This unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of 2011, nor of the results that may be reported in the future.

	Six Months Ended
	June 30,
	2012	2011
Revenue	$444,654	$405,587
Net income attributable to common unitholders	36,497	33,348
Net income per common unit - basic	1.30	1.32
Net income per common unit - diluted	1.30	1.23

4. DISCONTINUED OPERATIONS

There were no assets and liabilities of discontinued operations at June 30, 2012 as all other operations have been sold. The December 31, 2011 assets and liabilities of discontinued operations relate to Villa Sistemi Medicali S.p.A. (“Villa”). These assets and liabilities have been segregated in the accompanying Consolidated balance sheet.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

December 31,
2011
Assets of discontinued operations:
Cash and cash equivalents	$—
Trade and other receivables	13,256
Inventories	11,403
Other current assets	1,711
Other intangibles, net	8,469
Property, plant and equipment, net	499
Other assets	49
Total assets	$35,387
Liabilities of discontinued operations:
Trade payables and accrued liabilities	$7,486
Other current liabilities	5,982
Other liabilities	1,842
Total liabilities	$15,310

Summary results for our discontinued operations included in our Consolidated statement of operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales	$—	$3,768	$5,322	$15,795
Net (loss) income	—	(126)	601	(733)
Loss after taxes and noncontrolling interests	—	(98)	309	(413)
(Loss) Gain on sale of discontinued operations after taxes and noncontrolling interests	(292)	(154)	1,331	1,268

Discontinued operations for the three and six months ended June 30, 2012 includes the operations of Villa through the sale date as well as the gain on sale (see discussion below). Discontinued operations for the three and six months ended June 30, 2011 includes the HNH discontinued operations discussed below.

DGT’s Discontinued Operations - Sale of Villa

On November 3, 2011, DGT completed a share purchase agreement (the “Share Purchase Agreement”) with VIV s.r.1., a limited liability company incorporated under Italian law (“VIV”), pursuant to which DGT sold all of the shares of its Italian subsidiary, Villa, its medical and dental imaging systems segment, to VIV.

In consideration for the sale of the shares of Villa to VIV, DGT received $22,761 in cash of net proceeds and an unsecured subordinated promissory note (the “Note”) made by VIV in the amount of €500 (initially valued at $688). The Note has a term of 5 years with interest accruing at a rate of 6% per annum beginning 18 months after issuance. The Note may be prepaid at any time and if prepayment in full occurs during the first 18 months following the date of issuance, the total principal amount will be reduced to €400. Payment of the Note will be subordinated to the repayment of the loan extended to VIV by Banca Intesa to provide financing for the Villa sale. DGT also repurchased 28,104 shares of common stock from two employees of Villa for $820. DGT also received, as part of the transaction, a dividend of cash held by Villa as of the closing date in the amount of $4,538. SPH’s net after-tax gain on the sale of Villa, which was recorded in SPH’s six months ended June 2012, was $2,585 before allocation to noncontrolling interests.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

HNH’s Discontinued Operations

During the third quarter of 2011, HNH sold its stock of Eurokasco, S.A.S. ("Euro-Kasco"), a part of its Kasco segment, to the former management team for one Euro plus 25% of any pre-tax earnings over the next 3 years. Additionally, Euro-Kasco signed a 5 year supply agreement to purchase certain products from Kasco.

In 2010, HNH decided to exit the Arlon Coated Materials ("CM") business of manufacturing adhesive films, specialty graphic films and engineered coated products. In February and March 2011, HNH sold assets in two separate asset sale transactions. These businesses comprised HNH’s Arlon CM segment.

On February 4, 2011, Arlon LLC (“Arlon”), an indirect wholly-owned subsidiary of HNH, sold substantially all of its assets and existing operations located primarily in the State of California related to its Adhesive Film Division for an aggregate sale price of $26,543. Net proceeds of approximately $24,200 from this sale were used to repay indebtedness under HNH’s revolving credit facility. A gain on the sale of these assets of $7,782 has been recorded.

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

Amounts held in escrow in connection with the asset sales, totaling $3,000, are recorded in Trade and other receivables on the consolidated balance sheet as of December 31, 2011, and were received by HNH in the second quarter of 2012.

The total gain as a result of these asset sales of $2,580, net of tax, is reported in discontinued operations on the consolidated statements of operations for the six months ended June 30, 2011.

5. INVESTMENTS IN ASSOCIATED COMPANIES

The following table provides combined summarized data with respect to the investments that were classified as associated companies as of June 30, 2012 and December 31, 2011 and which are accounted for on the equity method.

	June 30,	December 31,
	2012	2011
Investments in associated companies:
CoSine	$6,817	$6,944
Fox & Hound	29,561	—
SL Industries, Inc.	13,067	16,049
Steel Excel (a)	—	105,225
	$49,445	$128,218
Summary of balance sheet amounts:
Current assets	$99,731	$443,740
Noncurrent assets	256,444	55,540
Total assets	$356,175	$499,280
Current liabilities	$60,278	$39,727
Noncurrent liabilities	169,739	26,504
Total liabilities	230,017	66,231
Parent equity	126,158	433,049
Total liabilities and equity	$356,175	$499,280

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

(a) Steel Excel is consolidated as of June 1, 2012. See Note 3 - "Acquisitions."

The summary income statement amounts in the table below include results for Steel Excel for the period from January 1 through the date of acquisition in 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Summary income statement amounts:
Revenue	$130,892	$152,844	$256,666	$230,276
Gross profit	25,964	40,252	37,491	63,591
Income (loss) from continuing operations	(3,218)	3,800	(1,207)	10,039
Net income (loss) after noncontrolling interests	(3,064)	15,299	(8,716)	21,348
Amounts recognized in the consolidated financial statements:
SPH share of net income	(80)	(374)	(176)	5
Unrealized gain (loss) on associated companies accounted for at fair value	(21,841)	13,357	28,795	14,836
SPH’s equity in other comprehensive loss	—	794	—	401

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

SPH’s associated companies accounted for under the equity method as of December 31, 2011 and June 30, 2012 are as follows:

CoSine

At June 30, 2012 and December 31, 2011, SPH owned 4,779,721 shares (46.8% of the outstanding shares) of CoSine, a publicly traded company which is seeking to acquire one or more new businesses. The investment in CoSine is reported on the equity method with an investment carrying value of $6,817 and $6,944 as of June 30, 2012 and December 31, 2011, respectively. SPH recorded a loss of $79 and $176 as its share of CoSine net loss for three and six months ended June 30, 2012, respectively, and $48 and $49 as its share of capital changes for the three and six months ended June 30, 2012, respectively. SPH recorded a loss of $153 and $298 as its share of CoSine net loss for the three and six months ended June 30, 2011, respectively. The aggregate market value of the Company’s interest in CoSine was $9,320 at June 30, 2012 and December 31, 2011.

Fox & Hound

On March 19, 2012, the Company invested $10,923 to acquire an indirect interest in Fox & Hound as part of a recapitalization which involved the issuance by Fox & Hound of new common equity in conjunction with a long-term refinancing of Fox & Hound's debt. As a result of the transaction, as of June 30, 2012, the Company had an indirect ownership interest (including our indirect interest through the Steel Partners II Liquidating Series Trust ("SPII Liquidating Trust") - Series D) in Fox & Hound of 43.6%. The Company elected to record its investment in Fox & Hound on the equity method at fair value in order to more appropriately reflect the value of Fox & Hound in its financial statements. The fair value of our investment in Fox & Hound was $29,561 as of June 30, 2012. SPH recorded an unrealized loss in the consolidated statement of operations of $11,122 and an unrealized gain of $18,638 on its indirect investment in Fox & Hound for the three and six

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

months ended June 30, 2012, respectively. Fox & Hound's recapitalization diluted our indirect investment in Fox & Hound Restaurant Group ("F&H") through the SPII Liquidating Trust - Series D, which is included in Other investments at fair value - related party on our consolidated balance sheet, which resulted in an unrealized loss of $11,200 in the first quarter of 2012 in the consolidated statement of operations. See Note 6 - "Investments", for additional information.
SLI

At June 30, 2012 and December 31, 2011, SPH owned 24.0% and 21.7%, respectively, of the shares of SLI, a publicly traded company that designs, manufactures and markets power electronics, motion control, power protection and specialized communication equipment. The investment in SLI is reported on the equity method at fair value with an investment carrying value of $13,067 and $16,049 as of June 30, 2012 and December 31, 2011, respectively. SPH recorded an unrealized loss in the consolidated statement of operations of $6,321 and an unrealized gain of $4,859 on its investment in SLI for the three months ended June 30, 2012 and 2011, respectively. SPH recorded an unrealized loss in the consolidated statement of operations of $2,982 and an unrealized gain of $5,620 on its investment in SLI for the six months ended June 30, 2012 and 2011, respectively.

Steel Excel

During the second quarter of 2012, SPH acquired an additional 2,227,500 shares of Steel Excel, a publicly traded company, which brought total shares owned to 51.1%. As a result, Steel Excel became a majority-owned controlled subsidiary (for additional information on the transaction between Steel Excel and BNS, see Note 3 - "Acquisitions"). Steel Excel owns several oilfield services companies and is seeking to acquire additional business operations. The identification of new business operations includes, but is not limited to, the oilfield servicing, sports, training, education, entertainment, and lifestyle businesses. Prior to becoming a majority-owned controlled subsidiary, the investment in Steel Excel was reported on the equity method at fair value. SPH recorded an unrealized loss in the consolidated statement of operations of $4,399 and an unrealized gain of $3,410 on its investment in Steel Excel for the three months ended June 30, 2012 and 2011, respectively. SPH recorded unrealized gains in the consolidated statement of operations of $13,139 and $3,769 on its investment in Steel Excel for the six months ended June 30, 2012 and 2011, respectively.

SPH’s investments in associated companies accounted for under the equity method prior to December 31, 2011 also included:

API

Effective December 31, 2011, the Company determined that it no longer had significant influence over the operating and financial polices of API Group LLC ("API"). The Company discontinued the equity method of accounting for API and began classifying API as Investments at fair value and will continue to report changes in fair in the consolidated statement of operations. During 2011, prior to its reclassification to Investments at fair value, the investment in API was reported on the equity method at fair value. SPH recorded an unrealized gain in the consolidated statement of operations of $5,088 and $5,447 for the three and six months ended June 30, 2011, respectively. API is a Level 1 investment measured and reported at fair value (See Note 7 – “Fair Value Measurements” for additional information).

DGT

On July 5, 2011, SPH purchased 193,305 DGT shares for cash on the open market for $1,933 which brought total shares owned by SPH to 1,977,023 (51.1% of the outstanding shares), and DGT became a majority-owned controlled subsidiary. DGT’s accounts are consolidated with the accounts of SPH from July 5, 2011 and accordingly, SPH’s investment in DGT was been removed from investments in associated companies as of that date. Prior to SPH acquiring a controlling interest on July 5, 2011, the investment in DGT was reported on the equity method. SPH recorded a loss of $162 and income of $362 as its share of DGT net income and $20 and $(261) as its share of capital changes including other comprehensive income/loss for the three and six months ended June 30, 2011, respectively.

JPS

During the fourth quarter of 2011, the Company determined that it did not have significant influence over the

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

operating and financial policies of JPS Industries, Inc. ("JPS"). Therefore, effective December 31, 2011 the Company discontinued the equity method of accounting for JPS and began classifying JPS as an available for sale security included in Investments at fair value in the consolidated balance sheet. In the first three months of 2011, prior to its reclassification as an available for sale security, the investment in JPS was reported on the equity method. The Company did not record any income/loss or capital changes for JPS in the three and six months ended June 30, 2011.

Other

The Company also has an investment in a Japanese real estate partnership. The Company did not record any income/loss or capital changes for this investment in the three and six months ended June, 30 2011.

During the fourth quarter of 2011, the Company determined that it did not have significant influence over the operating and financial policies of the partnership. Therefore, effective December 31, 2011, the Company discontinued the equity method of accounting and began classifying this investment as an investment at cost ($5,156), included in Other non-current assets in the June 30, 2012 and December 31, 2011 consolidated balance sheet. There was no impairment recorded for this investment for the three and six months ended June 30, 2012.

6. INVESTMENTS

Marketable Securities

The Company's marketable securities portfolio resulted from the acquisition of Steel Excel on May 31, 2012. Steel Excel's investment policy focuses on three objectives: to preserve capital, to meet liquidity requirements, and to maximize total return. The investment policy establishes minimum ratings for each classification of investments when purchased and investment concentration is limited to minimize risk. The policy also limits the final maturity on any investment and the overall duration of the portfolio. During the six-month period ended June 30, 2012, Steel Excel's Board of Directors executed a written consent permitting the investment of up to $10,000 in publicly traded companies engaged in certain oilfield servicing, energy services, and related businesses, which is an exception to the investment policy. Additional exceptions to the investment policy may be approved in the future. Given the overall market conditions, the Company regularly reviews its investment portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis and proper valuation.

The Company’s portfolio of marketable securities at June 30, 2012 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
June 30, 2012
Available for sale securities
Short-term deposits	$44,592	$—	$—	$44,592
Mutual funds	10,000	135	—	10,135
United States government securities	118,069	7	(37)	118,039
Government agencies	2,507	—	(3)	2,504
Equity securities	4,701	4	(149)	4,556
Commercial paper	35,827	3	(3)	35,827
Corporate obligations	33,814	25	(1)	33,838
Total marketable securities	249,510	174	(193)	249,491
Amounts classified as cash equivalents	(61,284)	—	—	(61,284)
Amounts classified as marketable securities	$188,226	$174	$(193)	$188,207

The Company’s investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

unrealized losses are due to changes in interest rates and bond yields. The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the periods ended June 30, 2012 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market.

The amortized cost and estimated fair value of investments in available-for-sale securities as June 30, 2012, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
Mature in one year or less	$229,865	$229,682
Mature after one year through three years	19,645	19,809
	$249,510	$249,491

Investments at Fair Value

Investments at fair value at June 30, 2012 include available for sale securities of $91,342 and other investments held at fair value of $38,420. Investments at fair value at December 31, 2011 include available for sale securities of $120,579 and other investments held at fair value of $29,441. For additional information see below and Note 7 - "Fair Value Measurements."

Available-Sale-Securities

Available-for-sale securities by industry classification at June 30, 2012 and December 31, 2011 are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
June 30, 2012
Equity securities - U.S.
Computer Software and Services	$4,953	$215	$(1,645)	$3,523
Aerospace/Defense	10,811	15,722	—	26,533
Manufacturing	16,279	11,645	—	27,924
Restaurants	5,974	7,167	—	13,141
Other	27,935	60	$(7,774)	20,221
Total available-for-sale securities	$65,952	$34,809	$(9,419)	$91,342
December 31, 2011
Equity securities - U.S.
Computer Software and Services	$27,649	$3,132	$(2,146)	$28,635
Aerospace/Defense	10,746	10,884	—	21,630
Manufacturing	16,495	14,960	—	31,455
Restaurants	5,974	3,390	—	9,364
Other	21,600	8,754	(859)	29,495
Total available-for-sale securities	$82,464	$41,120	$(3,005)	$120,579

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Investment information is summarized below for available-for-sale securities included in non-current assets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Proceeds from sales	$1,753	$24,294	$28,737	$80,430
Gross gains from sales	$33	$9,141	2,912	14,599
Gross losses from sales	—	—	—	(507)
Net investment gain	$33	$9,141	$2,912	$14,092
Change in net unrealized holding gains (losses) included in other comprehensive income	$(17,843)	$(8,363)	$(12,725)	$(2,965)

Reclassified out of Accumulated other comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Unrealized gains	$23	$8,966	$3,052	$7,112
Unrealized losses	—	—	—	—
Total	$23	$8,966	$3,052	$7,112
For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. Gross unrealized gains and gross unrealized losses in the table are reported in Accumulated other comprehensive loss in the consolidated balance sheets.
Other Investments Held at Fair Value
Other investments held at fair value include the Company's economic interest, direct and indirect, in Barbican Group Holdings Limited and its subsidiaries (“Barbican”), of $15,412 and $13,622 at June 30, 2012 and December 31, 2011, respectively; and the Company's investment in API of $23,008 and $15,819 at June 30, 2012 and December 31, 2011, respectively. Barbican and API are reported as Investments at fair value in the condensed consolidated balance sheet. Changes in the fair value of the investments are reported in the consolidated statement of operations as Income (loss) from investments held at fair value. SPH recorded income of $340 and $8 for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, SPH recorded income of $8,978 and a loss of $(1,556), respectively, related to these investments.
Other Investments at Fair Value - Related Party
Other investments - related party, classified as non-current assets at June 30, 2012 and December 31, 2011, consist of the Company’s investment in each series of the SPII Liquidating Trust (see Note 14 - “Related Party Transactions”) accounted for under the equity method. These investments were acquired and initially recorded in connection with an exchange transaction in which we acquired the limited partnership interest of Steel Partners II, L.P. (“SPII”) consisting of holdings in a variety of companies, in exchange for our common units which were distributed to certain former indirect investors in SPII (the “Exchange Transaction”). The Company elected to account for its investments in each series of the SPII Liquidating Trust under the equity method at fair value beginning July 16, 2009, the date these investments became subject to the equity method. The Company is permitted to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that would not otherwise be required to be measured at fair value. If the fair value option is elected for a particular financial

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

instrument, the Company is required to report unrealized gains and losses on those items in its consolidated statement of operations.

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

The following tables provide combined summarized data with respect to the other investments - related party accounted for under the equity method, which as discussed above the Company elected to account for at fair value commencing on the date the investment became subject to equity method accounting:

	June 30,	December 31,
	2012	2011
Other investments - related party:
SPII Liquidating Trust - Series B (a)	$18,437	$16,408
SPII Liquidating Trust - Series D (b)	610	11,783
SPII Liquidating Trust - Series G (c)	10,029	9,552
SPII Liquidating Trust - Series H (d)	3,474	3,496
SPII Liquidating Trust - Series I (e)	1,093	1,414
Total	$33,643	$42,653
Summary of balance sheet amounts:
Total assets	$76,853	$97,502
Total liabilities	83	—
Net Asset Value	$76,770	$97,502

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Summary income statement amounts:
Net increase (decrease) in net assets from operations	$3,949	$(2,075)	$(20,733)	$(20,999)
Amounts recognized in the consolidated financial statements:
Gains (Loss) from other investments - related party	$1,790	$(905)	$(9,010)	$(9,189)
Proceeds from sales	—	—	—	4,156
Gross gains from sales	$—	$—	$—	$—
Gross losses from sales	—	—	—	—
Net investment gain	$—	$—	$—	$—

(a) Represents the Company’s interest in the series of the SPII Liquidating Trust that holds preference shares and ordinary shares in Barbican Group Holdings Limited.
(b) Represents the Company’s interest in the series of the SPII Liquidating Trust that holds common shares in F&H. On March 19, 2012, in conjunction with a long-term refinancing of its debt, Fox & Hound issued new common equity. As a result of the transaction, our interest in F&H through the SPII Liquidating Trust was diluted and reduced by approximately $11,200 in the first quarter of 2012, which is included in Loss from other investments in our consolidated statement of operations.

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

The following table sets forth certain information regarding the series of the SPII Liquidating Trust, in the aggregate, in which the Company holds a variable interest as of June 30, 2012 and December 31, 2011 and is not a primary beneficiary. The amounts presented below are included in, and not in addition to, the other investments - related party tables above.

	June 30,	December 31,
	2012	2011
Gross Assets	$76,853	$97,502
Financial Obligations (a)	—	—
SPH Investment	33,643	42,653

(a) The SPII Liquidating Trust did not have any financial obligations as of June 30, 2012 and December 31, 2011 and the Company did not have any financial obligation to the SPII Liquidating Trust as of such dates.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Net Investment Gains (Losses)

Net investment gains (losses) in the consolidated statements of operations consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Available-for-sale securities	$33	$9,141	$2,912	$14,092
Financial instruments (a)	374	(11,125)	(166)	(2,778)
Securities sold, not yet purchased	—	(96)	—	(378)
Gain on re-measurement of investment in Steel Excel (See Note 3)	13,524	—	13,524	—
Other	—	—	—	42
Total	$13,931	$(2,080)	$16,270	$10,978
(a) The losses from financial instruments are primarily from the foreign currency financial instruments described in Note 8 - “Financial Instruments”.

7. FAIR VALUE MEASUREMENTS

Investments and Other Financial Assets and Liabilities

The carrying value of cash and cash equivalents, receivables, prepaid and other current assets, accounts payable, other current liabilities and payables, is considered to be representative of their fair value, due to the short term nature of these instruments. The carrying amount of short-term and long-term debt does not differ materially from fair value because such debt is based on current market interest rates. The carrying value of loans receivable and deposits is considered to be representative of their fair values because the rates of interest on these instruments are not significantly different from market interest rates for instruments with similar maturities. The estimated fair values of the Company’s financial instruments as of June 30, 2012 and December 31, 2011 are shown in the following table.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

	Carrying Value		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011
Assets:
Marketable securities (see Note 6)	$188,207	$—	$188,207	$—
Equity securities (see Note 6)	91,342	120,579	91,342	120,579
Other investments held at fair value (see Note 6)	38,420	29,441	38,420	29,441
Investments at fair value	129,762	150,020	129,762	150,020

Loans receivable (see Note 9)	34,230	43,762	35,063	44,031
Investments in associated companies (a)	42,628	121,275	42,628	121,275
Other investments - related party (b)	33,643	42,653	33,643	42,653
Total	$428,470	$357,710	$429,303	$357,979
Liabilities:
Financial instruments (see Note 8)	$23,996	$23,736	$23,996	$23,736
Deposits (see Note 13)	106,758	94,882	108,568	96,013
Deferred fee liability to related party (see Note 14) (c)	—	58,747	—	58,747
Derivative features of subordinated notes (see Note 8)	(178)	694	(178)	694
Commodity contracts on precious metals (see Note 8)	74	229	74	229
Total	$130,650	$178,288	$132,460	$179,419

(a) See Note 5 - “Investments in Associated Companies”. The Company elected the fair value option for Steel Excel, SLI and Fox & Hound. Steel Excel was consolidated in the second quarter 2012.
(b) See Note 6 - “Investments” for description of Company’s fair value option election with respect to its other investments.
(c) Deferred fee liability was paid in SPH Common Units on April 11, 2012. See Note 14 - "Related Party Transactions."

ASC 820, “Fair Value Measurements and Disclosures”, requires disclosures about investments that are measured and reported at fair value. ASC 820 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Investments in equity securities are classified as Level 1 or Level 2 based on its trading activity in the period. Investments may move between Level 1 and Level 2 if the market activity increases or decreases in the period.

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements as of June 30, 2012 and December 31, 2011 are summarized by type of inputs applicable to the fair value measurements as follows:

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

June 30, 2012	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$135,343	$52,864	$—	$188,207
Investments (a)	63,161	28,181	—	91,342
Investments in associated companies	13,067	—	29,561	42,628
Other investments - related party (b)	—	—	33,643	33,643
Other investments	23,008	—	15,412	38,420
Commodity contracts on precious metals	—	—	—	—
Total	$234,579	$81,045	$78,616	$394,240
Liabilities:
Financial instruments	$—	$23,996	$—	$23,996
Deferred fee liability to related party	—	—	—	—
Derivative features of subordinated notes	—	—	(178)	(178)
Commodity contracts on precious metals	14	60	—	74
Total	$14	$24,056	(178)	$23,892

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Investments (a)	$87,907	$32,672	$—	$120,579
Investments in associated companies	121,275	—	—	121,275
Other investments - related party (b)	—	—	42,653	42,653
Other investments	15,819	—	13,623	29,442
Total	$225,001	$32,672	$56,276	$313,949
Liabilities:
Financial instruments	$—	$23,736	$—	$23,736
Deferred fee liability to related party	—	—	58,747	58,747
Derivative features of subordinated notes	—	—	694	694
Commodity contracts on precious metals	165	64	—	229
Total	$165	$23,800	$59,441	$83,406

(a) An investment with a value of $324 was transferred to Level 2 from Level 1 at June 30, 2012 based upon a reduction in the number of shares traded.

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

Realized and unrealized gains and (losses) for the three months ended June 30, 2012 and 2011 on investments for which fair values were determined using reported net asset values were $1,790 and $(905), respectively and $(9,010) and $(9,189) for the six months ended June 30, 2012 and 2011, respectively. These realized and unrealized gains and losses are reported in the consolidated statement of operations. Investments for which fair value is determined using net asset values as fair value are classified as Level 3 and are $33,643 and $42,653 at June 30, 2012 and December 31, 2011, respectively. The investments are reported in the consolidated balance sheet as other investments - related party.

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

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Investments in Associated Companies	Debt-Securities -Corporate	Other Investments - Related Party	Other Investments	Total
Assets
Balance at December 31, 2011	$—	$—	$42,653	$13,622	$56,275
Purchases	10,923	—	—	—	10,923
Sales	—	—	—	—	—
Unrealized gains	18,638	—	2,506	1,790	22,934
Unrealized losses	—	—	(11,516)	—	(11,516)
Balance at June 30, 2012	$29,561	$—	$33,643	$15,412	$78,616
Assets
Balance at December 31, 2010	$—	$—	$62,553	$7,797	$70,350
Purchases	—	1,264	—	—	1,264
Sales	—	—	(4,156)	—	(4,156)
Unrealized gains	—	—	601	—	601
Unrealized losses	—	—	(9,790)	(1,556)	(11,346)
Balance at June 30, 2011	$—	$1,264	$49,208	$6,241	$56,713

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

The change in unrealized gains (losses) for investments still held at June 30, 2012 and 2011 was reported in the consolidated statements of operations as follows:

	Investments in Associated Companies	Other Investments - Related Party	Other Investments	Total
Six Months Ended June 30, 2012
Gains
Income of associated companies	$18,638	$—	$—	$18,638
Income from other investments-related party	—	2,506	—	2,506
Income from investments held at fair value	—	—	1,790	1,790
	18,638	2,506	1,790	22,934
Losses
Losses from other investments-related party	—	(11,516)	—	(11,516)
Total	$18,638	$(9,010)	$1,790	$11,418
Six Months Ended June 30, 2011
Gains
Gains from other investments - related party	$—	$601	$—	$601
Losses
Losses from other investments - related party	1	(9,790)	—	(9,790)
Investment and other loss	1	—	(1,556)	(1,556)
	2	(9,790)	(1,556)	(11,346)
Total	$2	$(9,189)	$(1,556)	$(10,745)

The realized and unrealized gains and losses in financial assets measured using Level 3 inputs are reported in the consolidated statement of operations as follows:

	Realized Gains	Realized Losses	Unrealized Gains	Unrealized Losses	Total
Three Months Ended June 30, 2012:
Income of associated companies	$—	$—	$—	$(11,122)	$(11,122)
Income from other investments-related party	—	—	2,067	(277)	1,790
Income from investments held at fair value	—	—	1,694	—	1,694
Total	$—	$—	$3,761	$(11,399)	$(7,638)
Three Months Ended June 30, 2011:
Investment and other gains	$—	$—	$8	$—	$8
Income (loss) from other investments- related party	—	—	521	(1,426)	(905)
Total	$—	$—	$529	$(1,426)	$(897)

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

	Realized Gains	Realized Losses	Unrealized Gains	Unrealized Losses	Total
Six Months Ended June 30, 2012:
Income of associated companies	$—	$—	$18,638	$—	$18,638
Income from other investments-related party	—	—	2,506	(11,516)	(9,010)
Income from investments held at fair value	—	—	1,790	—	1,790
Total	$—	$—	$22,934	$(11,516)	$11,418
Six Months Ended June 30, 2011:
Investment and other loss	$—	$—	$—	$(1,556)	$(1,556)
Income (loss) from other investments- related party	—	—	601	(9,790)	(9,189)
Total	$—	$—	$601	$(11,346)	$(10,745)

Following is a summary of changes in financial liabilities measured using Level 3 inputs:

	Distribution Payable (a)	Deferred Fee Liability to Related Party (b)	Derivative Feature of Subordinated Notes (c)	Common Unit Option Liability (d)	Total
Balance at December 31, 2011	$—	$58,747	$694	$—	$59,441
Increase (decrease) in fair value reported in the consolidated statement of operations as expense (income)	—	11,448	(789)	—	10,659
Deferred fee settlement	—	(70,195)		—	(70,195)
Other	—	—	(83)	—	(83)
Balance at June 30, 2012	$—	$—	$(178)	$—	$(178)
Balance at December 31, 2010	$29,869	$64,854	$2,866	$1,785	$99,374
Increase in fair value reported in the consolidated statement of operations as expense (income)	—	3,299	(1,164)	(1,669)	466
Cash distribution on April 6, 2011	(29,869)	—	—	—	(29,869)
Settlements	—	—	(562)	—	(562)
Balance at June 30, 2011	$—	$68,153	$1,140	$116	$69,409

(a)	See Note 17 - “Capital and Accumulated Other Comprehensive (Loss) Income" Common Unit Distributions.

(b)	See Note 14 - “Related Party Transactions”

(c)	See Note 8 - “Financial Instruments”

(d)	See Note 17 - “Capital and Accumulated Other Comprehensive (Loss) Income" Common Unit Option Liability.

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

As of June 30, 2012 and December 31, 2011, WebBank has impaired loans of $3,703, of which $2,332 is guaranteed by the USDA or SBA and $3,789, of which $2,354 is guaranteed by the USDA or SBA, respectively. These loans are measured at fair value on a nonrecurring basis using Level 3 inputs. Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of loan agreements, including scheduled interest payments. When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, when appropriate, the loan’s observable fair value or the fair value of the collateral (less any selling costs) if the loan is collateral-dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses, or by charging down the loan to its value determined in accordance with generally accepted accounting principles. Amounts charged against the allowance for loan losses were $1 and $0 for the three months ended June 30, 2012 and 2011, respectively and $1 and $353 for the six months ended June 30, 2012 and 2011, respectively.

8. FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Risk

Financial instruments include $23,996 and $23,736 at June 30, 2012 and December 31, 2011, respectively, of amounts payable in foreign currencies which are subject to the risk of exchange rate changes. These financial instruments resulted from transactions entered into for risk management purposes, are collateralized by an equivalent amount included in restricted cash and have no maturity date. The liabilities are accounted for at fair value on the balance sheet date with changes in fair value reported in the consolidated statement of operations included in net investment gain (loss). The liabilities are not designated as hedging instruments. The foreign currency financial instrument liabilities at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012		December 31, 2011
Currency	Carrying Amount	Notional Amount	Carrying Amount	Notional Amount
Japanese Yen	$1,835	¥146,558	$1,899	¥146,241
Pound Sterling	22,161	£14,112	21,837	£14,055
Total	$23,996		$23,736

Information is summarized below for foreign currency financial liabilities and related restricted cash:

Foreign exchange transactions:
	June 30, 2012	June 30, 2011
Balance, beginning of year	$23,736	$137,823
Purchases of foreign currency financial instruments	—	(29,874)
Net investment losses	166	1,205
Receipt of dividends, net of interest expense	94	309
Other	—	968
Balance of foreign currency financial instruments liability and related restricted cash, end of period	$23,996	$110,431

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

Commodity Contracts

HNH enters into commodity futures and forwards contracts on precious metals that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations. As of June 30, 2012, HNH had entered into forward and future contracts for gold with a total value of $2,200 and $2,700 for silver.

As of June 30, 2012, HNH had the following outstanding forward or future contracts with settlement dates in June 2012:

Commodity	Amount
Silver	100,000 ounces
Gold	1,400 ounces

Option Contracts

SPH acquired the stock of two companies in conjunction with its acquisition of the assets of SPII on July 15, 2009. Subsequently, in place of these holdings, SPH invested in buying calls and selling puts in these two companies to create similar risk/reward characteristics of a direct risk management in the common stock of the two companies. As of June 30, 2012 and December 31, 2011 there are no call or put options outstanding. During 2011, the option contracts were exchange traded in active markets and the Company estimated the fair value of the options through use of quoted prices obtained on internationally recognized exchanges.

Information is summarized below for the option contracts for the three and six months ended June 30, 2011:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2011	2011
Proceeds from sales	$781	$15,893
Realized gains (losses):
Gross gains from sales	$—	$1,459
Gross losses from sales	—	(730)
Net realized investment gain	—	729
Unrealized gains (losses):
Change in unrealized gains	1,325	3,756
Change in unrealized losses	(9,538)	(6,058)
Net unrealized investment loss	(8,213)	(2,302)
Net investment loss	$(8,213)	$(1,573)

Securities Sold, Not Yet Purchased

There are no amounts outstanding at June 30, 2012 and December 31, 2011 for securities sold, not yet purchased. For risk management purposes during the year ended December 31, 2011, the Company sold securities short in order to economically hedge the risk of a decline in the stock market. Securities sold, not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as the Company’s ultimate obligation to satisfy the sale of securities sold, not yet purchased, at fair value may exceed the amount recognized in the consolidated balance sheet. The securities sold, not yet purchased were exchange traded in active markets and the Company estimated fair value of the securities through use of quoted prices obtained on internationally recognized exchanges.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Information is summarized below for securities sold, not yet purchased for the three and six months ended June 30, 2011:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2011	2011
Proceeds from sales	$4,146	$11,859
Realized gains (losses):
Gross gains from sales	$—	$12
Gross losses from sales	—	(295)
Net realized investment loss	—	(283)
Unrealized gains (losses):
Change in unrealized gains	—	1
Change in unrealized losses	(96)	(96)
Net unrealized investment loss	(96)	(95)
Net investment loss	$(96)	$(378)

Subordinated Notes

HNH’s 10% Subordinated secured notes due 2017 ("the Subordinated Notes") have embedded call premiums and warrants associated with them. The Company has treated the fair value of these features together as both a discount and a derivative liability at inception of the loan agreement, valued at $2,634. The discount is being amortized over the life of the notes as an adjustment to interest expense, and the derivative liability is marked to market at each balance sheet date. For the six months ended June 30, 2012 and 2011, mark to market adjustments of $789 and $1,164 were recorded as unrealized gains on derivatives. The fair value of the derivative asset (liability) was $178 and $(1,140), respectively. The Subordinated Notes and embedded call premiums and warrants in the SPH consolidated financial statements and in the footnotes are presented net of intercompany amounts eliminated in consolidation.

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets:

		June 30,	December 31,
Derivative	Balance Sheet Location	2012	2011
Foreign currency financial instruments	Financial instruments - current liabilities	$23,996	$23,736
Commodity contracts	Other current assets	$—	$—
Commodity contracts	Other current liabilities	$74	$229
Derivative features of subordinated notes	Long-term debt	$(178)	$694

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Effect of derivative instruments on the Consolidated Statements of Operations:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2012	2011	2012	2011
Derivative	Statement of Operations Location	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
Foreign currency financial instruments	Net investment (loss) gain	$374	$(2,912)	$(166)	$(1,205)
Commodity contracts	Realized and unrealized gain (loss) on derivatives	495	1,315	752	(1,418)
Call options	Net investment gain (loss)	—	(6,255)	—	(3,303)
Put options	Net investment gain (loss)	—	(1,958)	—	1,730
Securities sold, not yet purchased	Net investment gain (loss)	—	(96)	—	(378)
Derivative features of subordinated notes	Realized and unrealized gain (loss) on derivatives	476	1,969	789	1,164
Total derivatives		$1,345	$(7,937)	$1,375	$(3,410)

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

At June 30, 2012 and December 31, 2011, WebBank’s undisbursed loan commitments totaled $149,869 and $113,350, respectively. Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. WebBank’s commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by WebBank upon extension of credit is based on management’s credit evaluation of the borrower.

WebBank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. WebBank uses the same credit policy in making commitments and conditional obligations as it does for on-balance sheet instruments.

WebBank also estimates an allowance for potential losses on off-balance sheet contingent credit exposure. WebBank determines an allowance for this contingent credit exposure based on historical experience and portfolio analysis. The allowance was $1,070 and $1,696 at June 30, 2012 and December 31, 2011, respectively, and is included within Other current liabilities in the consolidated balance sheets. Increases or decreases in the allowance are included in Selling, general and administrative expenses in the consolidated statements of operations. The amount included in Selling, general and administrative expenses for credit losses on off-balance sheet contingent credit exposure was a benefit of $0 and $0 for the three months ended June 30, 2012 and 2011, respectively and a benefit of $110 and $0 for the six months ended June 30, 2012, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

9. TRADE, OTHER AND LOANS RECEIVABLE

Trade and Other Receivables

	June 30,	December 31,
	2012	2011
Trade accounts receivable, net of allowance for doubtful accounts of $2,422 in 2012 and $2,504 in 2011	$127,571	$84,987
Other receivables	2,333	5,252
Total	$129,904	$90,239

Loans Receivable

Major classification of WebBank’s loans receivable at June 30, 2012 and December 31, 2011 are as follows:

	Total				Current		Non-current
	June 30, 2012%		December 31, 2011%		June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Real estate loans:
Commercial - owner occupied	$8,213	24%	$8,340	19%	$290	$302	$7,923	$8,038
Commercial – other	294	1%	300	—%	9	9	285	291
Total real estate loans	8,507	25%	8,640	19%	299	311	8,208	8,329
Commercial and industrial	4,905	14%	4,344	10%	2,392	3,731	2,513	613
Loans held for sale	21,218	61%	31,363	71%	21,218	31,363	—	—
Total loans	34,630	100%	44,347	100%	23,909	35,405	10,721	8,942
Less:
Deferred fees and discounts	(14)		(56)		(14)	(56)	—	—
Allowance for loan losses	(386)		(529)		(386)	(529)	—	—
Total loans receivable, net	$34,230		$43,762		$23,509	$34,820	$10,721	$8,942

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

Changes in the allowance for loan and lease losses are summarized as follows:

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Unallocated	Total
Beginning balance - December 31, 2011	$347	$46	$136	$—	$529
Charge-offs	1	—	—	—	1
Recoveries	11	22	67	—	100
Provision	(92)	(47)	(105)	—	(244)
Ending Balance – June 30, 2012	$267	$21	$98	$—	$386

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows at June 30, 2012:

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Allowance for loan losses:
Individually evaluated for impairment	$25	$—	$—	$25
Collectively evaluated for impairment	242	21	98	361
Total	$267	$21	$98	$386
Outstanding Loan balances:
Individually evaluated for impairment (1)	$3,507	$—	$196	$3,703
Collectively evaluated for impairment	4,706	294	4,709	9,709
Total	$8,213	$294	$4,905	$13,412

(1) $2,332 is guaranteed by the USDA or SBA.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Closed-end loans with payments scheduled monthly are reported as past due when the borrower is in arrears for two or more monthly payments. Similarly, open-end credit such as charge-card plans and other revolving credit plans are reported as past due when the minimum payment has not been made for two or more billing cycles. Other multipayment obligations (i.e., quarterly, semiannual, etc.), single payment, and demand notes are reported as past due when either principal or interest is due and unpaid for a period of 30 days or more. Loans past due 90 days or more and still accruing interest were $0 at June 30, 2012 and December 31, 2011.

Nonaccrual loans are summarized as follows:

	June 30,	December 31,
	2012	2011
Real Estate Loans:
Commercial - Owner Occupied	$910	$914
Total Real Estate Loans	910	914
Commercial and Industrial	94	97
Total Loans	$1,004	$1,011

Past due loans (accruing and nonaccruing) are summarized as follows at June 30, 2012:

	Current	30-89 days past due	90+ days past due	Total past due (2)	Total loans	Recorded investment in accruing loans 90+ days past due	Nonaccrual loans that are current (1)
Real Estate Loans:
Commercial - Owner Occupied	$5,201	$2,138	$874	$3,012	$8,213	$—	$36
Commercial - Other	294	—	—	—	294	—	—
Total Real Estate Loans	5,495	2,138	874	3,012	8,507	—	36
Commercial and Industrial	4,770	41	94	135	4,905	—	—
Total Loans	$10,265	$2,179	$968	$3,147	$13,412	$—	$36

(1) Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

(2) $2,346 is guaranteed by the USDA or SBA.

Credit Quality Indicators

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows at June 30, 2012:

	Pass	Special Mention	Sub- standard (1)	Doubtful	Total loans
Real Estate Loans:
Construction	$—	$—	$—	$—	$—
Commercial - Owner Occupied	4,568	138	3,507	—	8,213
Commercial - Other	294	—	—	—	294
Total Real Estate Loans	4,862	138	3,507	—	8,507
Commercial and Industrial	4,709	—	196	—	4,905
Total Loans	$9,571	$138	$3,703	$—	$13,412

(1) $2,332 is guaranteed by the USDA or SBA.

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

Information on impaired loans is summarized as follows at June 30, 2012:

		Recorded investment
	Unpaid principle balance	with no allowance	with allowance	Total recorded investment (1)	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$3,760	$2,745	$762	$3,507	$25	$3,540
Total Real Estate Loans	3,760	2,745	762	3,507	25	3,540
Commercial and Industrial	551	196	—	196	—	206
Total Loans	$4,311	$2,941	$762	$3,703	$25	$3,746

(1) $2,332 is guaranteed by the USDA or SBA.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

10. INVENTORIES

A summary of inventories is as follows:

	June 30,	December 31,
	2012	2011
Finished products	$20,002	$20,527
In – process	9,688	8,775
Raw materials	19,638	19,577
Fine and fabricated precious metal in various stages of completion	11,836	8,658
	61,164	57,537
Inventory reserve	(3,495)	(3,761)
	$57,669	$53,776

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, HNH purchases, maintains and utilizes precious metal inventory. HNH records its precious metal inventory at LIFO cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold. The market value of the precious metal inventory exceeded LIFO cost by $2,427 and $2,614 as of June 30, 2012 and December 31, 2011, respectively.

Certain customers and suppliers of HNH choose to do business on a “toll” basis, and furnish precious metal to HNH for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet. As of June 30, 2012, HNH’s customer metal consisted of 250,111 ounces of silver, 567 ounces of gold, and 1,467 ounces of palladium. As of December 31, 2011, HNH’s customer metal consisted of 240,568 ounces of silver, 609 ounces of gold, and 1,396 ounces of palladium.

	June 30,	December 31,
	2012	2011
Supplemental inventory information:
Precious metals stated at LIFO cost	$9,409	$6,044
Market value per ounce:
Silver	27.64	27.95
Gold	1,604.00	1,565.80
Palladium	584.55	655.40

11. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	June 30,	December 31,
	2012	2011
Land	$9,360	$8,257
Buildings and improvements	49,858	38,143
Machinery, equipment and other	144,222	95,602
Construction in progress	8,820	10,589
	212,260	152,591
Accumulated depreciation and amortization	(33,101)	(24,749)
Net property, plant and equipment	$179,159	$127,842

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Depreciation expense was $4,565 and $3,780 for the three months ended June 30, 2012 and 2011, respectively and $8,624 and $7,404 for the six months ended June 30, 2012 and 2011, respectively.

12. GOODWILL AND OTHER INTANGIBLES

A reconciliation of the change in the carrying value of goodwill is as follows:

	June 30,	December 31,
	2012	2011
Balance at beginning of year	$42,797	$16,212
BNS sale of SWH to Steel Excel	(24,836)	—
Acquisition of Steel Excel	43,750	—
Acquisition of SWH	—	24,836
Acquisition of Tiger Claw	—	1,753
Other	(10)	(4)
Balance at end of period/year	$61,701	$42,797

A summary of intangible assets other than goodwill is summarized as follows:

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product and customer relationships	$116,045	$13,709	$96,810	$8,959
Trademarks	25,500	1,744	26,390	1,078
Patents and technology	21,605	3,842	21,432	2,868
Other	6,421	1,090	4,631	1,017
	$169,571	$20,385	$149,263	$13,922

Amortization expense was $2,689 and $2,280 for the three months ended June 30, 2012 and 2011, respectively, and $5,022 and $5,159 for the six months ended June 30, 2012 and 2011, respectively. Trademarks with indefinite lives as of June 30, 2012 and December 31, 2011 were $13,010.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

13. BANK DEPOSITS

A summary of WebBank deposits is as follows:

	June 30,	December 31,
	2012	2011
Time deposits year of maturity:
2012	$15,968	$28,017
2013	25,814	22,866
2014	12,042	18,514
2015	12,044	15,209
2016	5,532	—
Total time deposits	71,400	84,606
Money market deposits	35,358	10,276
Total deposits	$106,758	$94,882

Current	$62,973	$38,293
Long-term	43,785	56,589
Total deposits	$106,758	$94,882

Time deposit accounts under $100	$58,040	$70,800
Time deposit accounts $100 and over	13,360	13,806
Total time deposits	$71,400	$84,606

14. RELATED PARTY TRANSACTIONS

Deferred Fee Liability to Related Party

Pursuant to an assignment and assumption agreement effective as of July 15, 2009, SPH assumed from Steel Partners II (Offshore) Ltd. (“SPII Offshore”), an entity previously affiliated with SPII, a liability due WGL Capital Corp. (the “Investment Manager”), an affiliate of the Manager, pursuant to a deferred fee agreement (the “Deferred Fee Liability”) in the amount of $51,594 as of July 15, 2009. In exchange for assuming the liability, SPH received consideration of equal value from SPII Offshore comprised of $4,487 in cash and 2,725,533 common units of SPH (valued at $17.28 per common unit as determined in connection with the implementation of the Exchange Transaction) which are held by SPH as treasury units.

The amount of the Deferred Fee Liability is indexed to the value of SPH. The deferred fee is a fair value liability and is increased or decreased quarterly by the same percentage as the increase or decrease in the index. The increase in the Deferred Fee Liability was $11,448 and $3,299 for the six months ended June 30, 2012 and 2011, respectively, based on the change in the index. The Deferred Fee Liability decreased $314 and increased $2,810 for the three months ended June 30, 2012 and 2011, respectively. The decrease in the Deferred Fee Liability to related party of in the three months ended June 30, 2012 was due to the reversal of certain accrued costs, while the increase in 2011 was based on the change in the index. These amounts are reported in the consolidated statements of operations as (Decrease) increase in deferred fee liability to related party. The fair value of the Deferred Fee Liability was $0 and $58,747 as of June 30, 2012 and December 31, 2011, respectively.

On April 11, 2012 (the "Termination Date"), the Company and the Investment Manager terminated the Investor Services Agreement, dated as of July 15, 2009, by mutual consent. As a result of the termination of the Investor Services Agreement the full amount of the Deferred Fee Liability became immediately payable. Instead of receiving the deferred fee in cash, the Investment Manager has elected for the total amount to be paid in common units of the Company.  Under the Deferred Fee Agreement, the number of common units to be issued was determined by applying a 15% discount to the market price of

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

the common units, which represents the fair value of the common units giving effect to the discount for lack of marketability.  As a result, 6,403,002 Class B common units were issued to the Investment Manager on April 11, 2012. In connection with the termination of the Investor Services Agreement, the Investment Manager agreed not to sell any of the common units issued as payment for the deferred fee during the one-year period following the Termination Date. On May 11, 2012, the Company issued an additional 536,645 Class B common units to the Investment Manager reflecting an adjustment based on the Deferred Fee Liability as of March 31, 2012.

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

SPH will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPH or SPH GP as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPH. For the three months ended June 30, 2012 and 2011, the Manager earned a Management Fee of $1,743 and $2,051, respectively and for the six months ended June 30, 2012 and 2011, the Manager earned a Management Fee of $3,302 and $4,218, respectively. Unpaid amounts for management fees included in Payable to related parties were $1,743 and $2,205 at June 30, 2012 and December 31, 2011, respectively. The Manager incurred $181 and $762 of reimbursable expenses during the three months ended June 30, 2012 and 2011, respectively and $449 and $1,603 of reimbursable expenses for the six months ended June 30, 2012 and 2011, respectively in connection with its provision of services under the Management Agreement. Unpaid amounts for reimbursable expenses were $0 and $1,488 at June 30, 2012 and December 31, 2011, respectively, and are included in Payable to related parties.

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
Investment Manager

Effective as of July 15, 2009, SPH entered into an investor services agreement (the “Investor Services Agreement”)
with the Investment Manager. Pursuant to the investor services agreement, the Investment Manager performs certain investor relations services on SPH’s behalf and SPH pays the Investment Manager a fee in an amount of $50 per year (the “Investor Services Fee”). The Management Fee payable to the Manager pursuant to the Management Agreement is offset and reduced on each payment date by the amount of the Investor Services Fee payable to the Investment Manager under the investor services agreement. In addition, SPH bears (or reimburses the Investment Manager with respect to) all reasonable costs and expenses of SPH, and the Investment Manager, or their affiliates relating to the investor relations services performed for SPH, including but not limited to all expenses actually incurred by the Investment Manager that are reasonably necessary for the performance by the Investment Manager of its duties and functions under the investor services agreement. For the three months ended June 30,

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

2012 and 2011, the Investment Manager earned an Investor Services Fee of $0 and $13, respectively and $13 and $25 for the six months ended June 30, 2012 and 2011, respectively. Unpaid amounts for the Investor Services Fee are included in Payable to related parties and were $13 and $12 at June 30, 2012 and December 31, 2011, respectively. On April 11, 2012, the Company and the Investment Manager terminated the Investor Services Agreement by mutual consent - See "Settlement of Deferred Fee Liability" stated above.

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
On January 1, 2012, SPH Services, a new subsidiary of SPH, was created to consolidate the executive and corporate functions of SPH and certain of its affiliates, including SP Corporate and SPLLC, and to provide such services to other portfolio companies.  SPH Services acquired the membership interests of SP Corporate and SPLLC from Steel Partners, Ltd., an affiliate of the Manager.  As a result, services provided to SPH and its subsidiaries for the three and six months ended June 30, 2012 are eliminated in consolidation. Additional details regarding the services provided by SP Corporate are as follows:

•
Pursuant to a services agreement (the “Services Agreement”) with SP Corporate, an affiliate of the Manager, effective as of July 1, 2007, SP Corporate provided SPH with certain management, consulting and advisory services. In consideration of the services rendered, a fixed annual fee totaling $310 was charged, adjustable annually upon agreement. Effective as of July 15, 2009, the Services Agreement was amended to provide for the provision of accounting, investor relations, compliance and other services related to the operation of SPH. The fee to be paid is agreed upon by the parties from time to time. For the three and six months ended June 30, 2011, SP Corporate earned $298 and $646, respectively. Unpaid amounts under the Services Agreement are included in Payable to related parties and were $181 at December 31, 2011.

•
On January 24, 2011, a special committee of the Board of Directors of HNH, composed entirely of independent directors, approved a management and services fee to be paid to SP Corporate in the amount of $1,950 for services performed in 2010. This fee was the only consideration paid for the services of the five directors who are associated with the Manager for their service on the Board of Directors of HNH and as the Chairman of the Board, the Vice Chairman and Chief Executive Officer, and the Vice President of HNH, as well as other assistance from SP Corporate and its affiliates. The services provided included management and advisory services with respect to operations, strategic planning, finance and accounting, sale and acquisition activities and other aspects of the businesses of HNH. For the three and six months ended June 30, 2011, HNH incurred $435 and $870 under the management and services fee. Unpaid amounts under the management services fee are included in Payable to related parties and were $435 at December 31, 2011.

•
On March 9, 2010, WebBank and SP Corporate entered into a servicing agreement. SP Corporate receives $63 quarterly and provides certain services to WebBank. The agreement is effective January 1, 2010, continues for three years and automatically renews for successive one-year terms unless terminated in accordance with the agreement. For the three and six months ended June 30, 2011, WebBank incurred $63 and $126, respectively under the servicing agreement. There were no unpaid amounts at December 31, 2011.

•
Effective July 1, 2007, BNS contracted with SP Corporate to provide BNS with financial management and administrative services, including the services of a chief financial officer and corporate secretary. Under the terms of an amended and restated services agreement effective as of May 12, 2010, SP Corporate receives $42 monthly for the provision of officers, financial management and administrative services. BNS incurred $333 for the period November 1, 2010 through June 30, 2011 (as discussed in Note 1 – “Basis of Presentation”, BNS changed its fiscal year to a calendar year and six months ended June 30, 2011 includes two additional months of statement of operations activity). There were no unpaid amounts at December 31, 2011.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

•
Effective October 1, 2011, Steel Excel contracted with SP Corporate to provide Steel Excel with financial management and administrative services, including the services of a chief financial officer. Under the terms of the services agreement, SP Corporate receives $35 monthly for the provision of such services. Effective August 1, 2012, the agreement was amended and restated. See Note 23 - "Subsequent Events". On April 30, 2012, Steel Excel and BNS entered into a definitive Share Acquisition Agreement, pursuant to which on May 31, 2012, Steel Excel acquired all of the capital stock of SWH, the parent company of Sun Well. As a result of the transaction, Steel Excel became a majority-owned controlled subsidiary and is consolidated with SPH from that date (for additional information on the transaction between Steel Excel and BNS, see Note 3 - "Acquisitions"). Any Fees charged to Steel Excel subsequent to May 31, 2012 are eliminated in consolidation.

In addition to its servicing agreements with SPH and its consolidated subsidiaries, SP Corporate has management services agreements with other companies, including CoSine, NOVT, Ore Holdings, Inc., and Fox & Hound. For the three and six months ended June 30, 2012, SP Corporate charged $311 and $681, respectively, to these companies, as well as Steel Excel for the period prior to it becoming a majority-owned consolidated subsidiary. SP Corporate also has management services agreements with J. Howard Inc. and Steel Partners, Ltd., in which officers of SPH have ownership interests.

SPII Liquidating Trust

SPH holds interests in the SPII Liquidating Trust, an entity that holds certain investments which it acquired in connection with the Exchange Transaction, which the Manager and its affiliate serve as the manager and liquidating trustee, respectively, without compensation other than reimbursement for out-of-pocket expenses. SPH’s interest in the SPII Liquidating Trust was $33,643 and $42,653 at June 30, 2012 and December 31, 2011, respectively, which is included in Other investments at fair value - related party on the consolidated balance sheet.

The SPII Liquidating Trust has an investment in SPJSF and SPCA. At June 30, 2012, SPH’s interest in the SPII Liquidating Trust related to SPJSF and SPCA was $3,473 and $10,030, respectively. At December 31, 2011, SPH’s interest in the SPII Liquidating Trust related to SPJSF and SPCA was $3,496 and $9,552, respectively. For the three and six months ended June 30, 2012, SPH recorded an unrealized gain (loss) of $112 and $(23) on SPJSF and an unrealized (loss) gain of $(189) and $477 on SPCA. For the three and six months ended June 30, 2011, SPH recorded an unrealized loss of $375 and $634 on SPJSF and an unrealized loss of $143 and $63 on SPCA. SPH has no obligation to make any capital contributions to the SPII Liquidating Trust.

Mutual Securities

Pursuant to the Management Agreement, the Manager was responsible for selecting executing brokers. Securities transactions for SPH are allocated to brokers on the basis of reliability and best price and execution. The Manager has selected Mutual Securities as an introducing broker and may direct a substantial portion of the managed entities’ trades to such firm among others. An officer of the Manager and SPH GP is affiliated with Mutual Securities. The Manager only uses Mutual Securities when such use would not compromise the Manager’s obligation to seek best price and execution. SPH has the right to pay commissions to Mutual Securities, which are higher than those that can be obtained elsewhere, provided that the Manager believes that the rates paid are competitive institutional rates. Mutual Securities also served as an introducing broker for SPH’s trades. The Commissions paid by SPH to Mutual securities were approximately $26 and $125 for the three months ended June 30, 2012 and 2011, respectively and approximately $105 and $402 for the six months ended June 30, 2012 and 2011, respectively. Such commissions are included in the net investment gains (losses) in the consolidated statements of operations. The portion of the commission paid to Mutual Securities ultimately received by such officer is net of clearing and other charges.

Other

On March 31, 2012, Steel Partners, Ltd. assigned its rights, obligations and title to its New York City office lease to SPH Services. In connection with the assignment, Steel Partners, Ltd. agreed to remit $3,286 to SPH Services, subject to adjustment, which represents the present value of the lease payment obligations over the fair value of the leased facilities. This amount is included in Receivable from related parties in the consolidated balance sheet at June 30, 2012. In addition, for a total consideration of $1,203, Steel Partners, Ltd. sold to SPH Services the fixed assets held by it relating to the New York City location, which includes furniture, equipment and leasehold improvements. This amount is included in payable to related

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

parties as of June 30, 2012. The Company agreed to reimburse Steel Partners, Ltd. $254 for occupancy costs for the three months ended March 31, 2012, which amount is included in Payable to related parties as of June 30, 2012.
SPH has an arrangement whereby it holds an asset on behalf of a related party in which it has an investment. The asset had a fair value of $31,782 and $47,605 at June 30, 2012 and December 31, 2011, respectively. Under the terms of this arrangement, the related party is the sole beneficiary and SPH does not have an economic interest in the asset and SPH has no capital at risk with respect to such asset, other than indirectly through its indirect investment in such related party. No amounts related to this arrangement are recorded on the Consolidated balance sheet. For the six months ended June 30, 2012 and 2011, SPH was indirectly compensated for providing this arrangement by the payment of a fee. The fees were not material.

The Company’s non-management directors receive an annual retainer of $150, of which $75 is paid in cash and $75 is paid in restricted common units of SPH. The restricted units vest over a three year period. These directors are also paid fees of $1 for each board committee meeting attended. The chairmen of the Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee are paid an additional fee of $15, $5 and $5 annually, respectively. For the three months ended June 30, 2012 and 2011, non-management directors’ fees expensed were $145 and $137 respectively and $285 and $291 for the six months ended June 30, 2012 and 2011, respectively. Unpaid non-management directors’ fees are included in Payable to related parties and were $0 and $437 at June 30, 2012 and December 31, 2011, respectively.

In June 2010, a subsidiary of WebBank entered into an agreement with NOVT Corporation, a subsidiary of an affiliate of the Manager, to participate in a factoring facility up to $2,000. As of June 30, 2012 and December 31, 2011, the participation amount by NOVT was $0.

SPH has an estimated liability of $116 as of June 30, 2012 and December 31, 2011 included in other current liabilities which, pursuant to the Amended Exchange Agreement, is indemnified by Steel Partners II (Onshore) LP (“SPII Onshore”). As a result, the Company recorded an amount receivable from SPII Onshore reported as Receivable from related parties in the consolidated balance sheet.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

15. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consist of the following:

	June 30,	December 31,
	2012	2011
Short term debt:
First Lien Revolver	$21,807	$23,850
Foreign	464	318
3/4% Convertible Senior Subordinated Notes	346	—
Total short-term debt	22,617	24,168
Long-term debt - non related party:
First Lien Term Loans	31,379	36,518
Second Lien Term Loans	75,000	75,000
10% Subordinated Notes, net of unamortized discount	13,379	18,559
Other debt - domestic	6,908	7,034
Foreign loan facilities	3,254	2,000
Total debt to non related party	129,920	139,111
Less portion due within one year	8,533	8,531
Long-term debt to non related party	121,387	130,580
Long-term debt - related party:
10% Subordinated Notes, net of unamortized discount	375	375
Total long-term debt	121,762	130,955
Total debt	$152,912	$163,654
Capital lease facility
Current portion of capital lease	$823	$817
Long-term portion of capital lease	1,814	2,183
	$2,637	$3,000
The outstanding debt at June 30, 2012 and December 31, 2011 relates to HNH, Steel Excel (primarily related to its subsidiary, Sun Well) and DGT. The above debt is collateralized by priority liens on substantially all of the assets of the indebted subsidiaries, which approximates $464,421 as of June 30, 2012.

HNH Debt
Handy & Harman Group Ltd. ("H&H Group"), a wholly owned subsidiary of HNH, together with certain of its subsidiaries, entered into an Amended and Restated Loan and Security Agreement (the “Wells Fargo Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the lenders thereunder. Amounts outstanding under the Wells Fargo Facility bear interest at LIBOR plus applicable margins of between 2.25% and 3.50% (3.00% for the term loan and 2.25% for the revolver at December 31, 2011), or at the U.S. base rate (the prime rate) plus 0.25% to 1.50% (1.00% for the term loan and 0.25% for the revolver at December 31, 2011). Obligations under the Wells Fargo Facility ("First Lien Revolver" and "First Lien Term Loans") are collateralized by first priority security interests in and liens upon all present and future assets of H&H Group and substantially all of its subsidiaries. The applicable margins for the First Lien Revolver and the First Lien Term Loan are dependent on H&H Group's Quarterly Average Excess Availability for the prior quarter, as that term is defined in the agreement. Principal payments of the First Lien Term Loan are due in equal monthly installments of approximately $350. All amounts outstanding under the Wells Fargo Facility are due and payable in full on July 1, 2013.
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
The Subordinated Notes were issued by H&H Group pursuant to an Indenture, dated as of October 15, 2010 (as amended and restated effective December 13, 2010), by and among H&H Group, the guarantors party thereto and Wells Fargo, as trustee. All obligations outstanding under the Subordinated Notes bear interest at a rate of 10% per annum, 6% of which is payable in cash and 4% of which is payable in-kind. The Subordinated Notes, together with any accrued and unpaid interest thereon, mature on October 15, 2017. All amounts owed under the Subordinated Notes are guaranteed by substantially all of H&H Group's subsidiaries and are secured by substantially all of their assets. The Subordinated Notes are contractually subordinated in right of payment to the Wells Fargo Facility and the Ableco Facility. The Subordinated Notes are redeemable until October 14, 2013, at H&H Group's option, upon payment of 100% of the principal amount of the Notes, plus all accrued and unpaid interest thereon and the applicable premium set forth in the Indenture (the “Applicable Redemption Price”). If H&H Group or its subsidiary guarantors undergo certain types of fundamental changes prior to the maturity date of the Subordinated Notes, holders thereof will, subject to certain exceptions, have the right, at their option, to require H&H Group to purchase for cash any or all of their Subordinated Notes at the Applicable Redemption Price.

During the second quarter of 2012, H&H Group agreed to repurchase $5,100 face amount of Subordinated Notes, plus accrued interest. The cash settlement of the transaction is expected to take place in the third quarter of 2012 and a liability of $5,500 in connection with the repurchase is included in Accrued Liabilities on the Consolidated Balance Sheet as of June 30, 2012.

Sun Well Debt

Sun Well, a wholly owned operating subsidiary of Steel Excel, Inc. has a credit agreement with Wells Fargo Bank, National Association that includes a term loan of $20,000 and a revolving line of credit for up to $5,000. The loans are secured by the assets of Sun Well and bear interest, at the option of Sun Well, at LIBOR plus 3.5% or the greater of (a) the bank's prime rate, (b) the Federal Funds Rate plus 1.5%, or (c) the Daily One-Month LIBOR rate plus 1.5%% for base rate loans. Both options are subject to leverage ratio adjustments. The interest payments are made monthly. The term loan is repayable in $1,000 quarterly principal installments from September 30, 2011 through June 30, 2015. Sun Well borrowed $20,000 on the term loan in July 2011 and has made $5,000 in scheduled principal payments through June 30, 2012. Borrowings under the revolving loan, which are determined based on eligible accounts receivable, mature on June 30, 2015. There are no borrowings under the revolving loan as of June 30, 2012.

Under the agreement, Sun Well is subject to certain financial covenants. As of June 30, 2012, Sun Well is in compliance with all such covenants.

16. PENSION BENEFIT PLANS

The following table presents the components of net periodic pension cost for the HNH pension plans for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$—	$55	$—	$111
Interest cost	5,406	5,600	10,754	11,200
Expected return on plan assets	(6,764)	(6,923)	(13,510)	(13,846)
Amortization of actuarial loss	637	—	1,265	—
	$(721)	$(1,268)	$(1,491)	$(2,535)

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

During the second quarter of 2012, new U.S. legislation was enacted that significantly reduced the amount of minimum pension plan contributions that HNH expects to make in the next several years. HNH now expects to have required minimum contributions of $7,800 for the remainder of 2012, $10,800, $17,500, $18,000, $16,000, and $59,700 in 2013, 2014, 2015, 2016 and thereafter, respectively. Such required contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

In addition to its pension plans which are included in the table above, HNH also maintains several other post-retirement benefit plans covering certain of its employees and retirees.  The approximate aggregate expense for these plans was $500 and $600 for the three month periods ended June 30, 2012 and 2011, respectively and $1,000 and $1,100 for the six months ended June 30, 2012 and 2011, respectively.

17. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Common Unit Distributions

In connection with the Exchange Transaction, SPH agreed to distribute to the holders of its common units up to $87,506 (the “Target Distribution”), subject to certain limitations, during the period from July 16, 2009 to April 30, 2011. On April 1, 2010, SPH distributed to its unitholders of record as of March 26, 2010, $54,409 or $1.95 per common unit including $5,307 relating to treasury units. On April 6, 2011, SPH distributed to its unitholders of record as of March 25, 2011, $33,097 or $1.18 per common unit, including $3,228 relating to treasury units. With the Target Distribution having been met, the Company may, at its option, make future distributions to unitholders, although it currently has no plans to make any future distributions.

Common Units Issuance

Effective as of March 21, 2011, SPH issued to its independent directors an aggregate of 7,315 common units at a per unit value of $18.80, which was determined based on the net asset value of SPH common units as of September 30, 2010 and an aggregate of 6,865 common units at a per unit value of $20.03, which was determined based on the net asset value of SPH common units as of December 31, 2010. For the year ended December 31, 2011 each director earned annual equity compensation in the amount of $75 in the form of restricted common units of SPH, with one-third of such restricted common units vesting on November 28, 2012, one-third on November 28, 2013 and one-third on November 28, 2014. The per unit value of such restricted common units is $13.80, determined based on the fair market value of SPH common units as of November 28, 2011. Total expense for the common units issued was approximately $31 and $0 for the three months ended June 30, 2012 and 2011, respectively and $62 and $275 for the six months ended June 30, 2012.

On April 11, 2012, the Company and the Investment Manager terminated the Investor Services Agreement, dated as of July 15, 2009, by mutual consent. As a result of the termination of the Investor Services Agreement the full amount of the Deferred Fee Liability became immediately payable - see Note 14 - "Related Party Transactions".  Instead of receiving the deferred fee in cash, the Investment Manager elected for the total amount to be paid in common units of the Company.  Under the Deferred Fee Agreement, the number of common units issued is determined by applying a 15% discount to the market price of the common units, which represents the fair value of the common units giving effect to the discount for lack of marketability.  As a result, the Company issued 6,403,002 Class B common units to the Investment Manager on April 11, 2012 and on May 11, 2012, the Company issued an additional 536,645 Class B common units to the Investment Manager reflecting an adjustment based on the deferred fee liability as of March 31, 2012. These Class B common units have the same rights as the common units, except that they may not be sold in the public market until the capital account allocable to such Class B common units is equal to the capital account allocable to the common units. In connection with the termination of the Investor Services Agreement, the Investment Manager agreed not to sell any of the common units issued as payment for the deferred fee during the one year period following the Termination Date.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Common Unitholders — Allocation of Net Income (Loss)
For each period presented net (loss) income attributable to common unit holders is allocated to the common unitholders on a pro rata basis based on the number of units held.

Accumulated Other Comprehensive Loss

Changes, net of tax, in Accumulated other comprehensive loss are as follows:

	Unrealized gain on available-for-sale securities	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at December 31, 2011	$32,351	$(1,649)	$(42,439)	$(11,737)
Current period other comprehensive loss	(2,307)	(951)	—	(3,258)
Balance at June 30, 2012	$30,044	$(2,600)	$(42,439)	$(14,995)

For the three and six months ended June 30, 2012, there was no impact on comprehensive income related to companies accounted for under the equity method. At June 30, 2012 and December 31, 2011, Accumulated other comprehensive loss includes amounts for these companies of $1 and $2, respectively, for unrealized loss on available-for-sale securities.

For the three and six months ended June 30, 2011, comprehensive income includes amounts for companies accounted for under the equity method of $21 for unrealized loss on available-for-sale securities and $33 and $426 for currency translation adjustments, respectively.

Noncontrolling Interests in Consolidated Entities

Noncontrolling interests in consolidated entities at June 30, 2012 and December 31, 2011 represent the interests held by the noncontrolling shareholders of BNS, HNH, DGT and Steel Excel.

Incentive Compensation

Effective January 1, 2012, the Manager was granted incentive units which may entitle the Manager to receive Class B common units of SPH upon the attainment of specified performance goals. These Class B common units have the same rights as the common units, except that they may not be sold in the public market until the capital account allocable to such Class B common units is equal to the capital account allocable to the common units.  The number of incentive units granted is equal to 100% of the sum of the common units outstanding and the number of notional units used to determine the deferred fee accounts in accordance with the Deferred Fee Agreement, each as of January 1, 2012.  On the last day of each fiscal year SPH will issue to the Manager Class B common units equal to a percentage of the incentive units, on a fully diluted basis, based on the performance measurements.  If the performance measurements are not met, no units will be issued. SPH shall make any adjustment that it determines is equitably required by reason of the raising of new capital, including, without limitation, adjusting the performance measurements to account for changes in the capital structure.  The incentive units are measured and paid on an annual basis and is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the units on the measurement date when the final calculation of the total annual incentive units is determined. In the event the calculated cumulative incentive unit expense accrued quarterly or for the full year is an amount less than the total previously accrued, the Company would record a negative incentive unit expense in the quarter when such over accrual is determined.  There was no accrual for the three and six months ended June 30, 2012.
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
Common Unit Option Liability
The common unit options expired on December 31, 2011. Therefore, there are no common unit options outstanding as of June 30, 2012 or December 31, 2011. During 2011, prior to the options expiring, the options were accounted for as a derivative liability at fair value with changes in fair value recognized during the period reported in Selling, General and Administrative expenses (“SG&A”) in the consolidated statements of operations. During the six months ended June 30, 2011, the derivative liability decreased resulting in a reduction of SG&A expenses of $1,670. The fair value was estimated using the Black Scholes option pricing model that used assumptions as of June 30, 2011 for volatility of 26.5%, a term of 6 months, a risk free interest rate of 0.10% based on the U.S. Treasury bill yield, and an expected dividend of 0%. The intrinsic value of the options was $0 as of June 30, 2011. The net asset value used in the fair value estimate was $18.81 at June 30, 2011, and was adjusted for a liquidity discount. Because the SPH common units have not significantly traded internally or in a public or non-public market, there was no practical means of estimating expected volatility. The volatility assumption was based on a calculated diversified industrial company peer group average of historical volatility.

BNS Liquidating Trust

On May 29, 2012, BNS shareholders approved a sale of SWH as well as a distribution to shareholders and a plan of liquidation, whereby BNS would be dissolved. On May 31, 2012 BNS sold its interest in SWH to Steel Excel. The sale proceeds included 2,027,500 shares of Steel Excel common stock and cash of $7,922. On June 18, 2012, BNS completed a distribution to its shareholders, pursuant to shareholder approval noted above, and distributed cash of approximately $10,300 to its minority shareholders and 2,027,500 shares Steel Excel common stock to its majority shareholder. In June 2012, BNS formed a liquidating trust, the BNS Holdings Liquidating Trust (“Liquidating Trust”), assigned its assets and liabilities to the Liquidating Trust, and BNS initiated its dissolution. The Liquidating Trust is owned by the BNS former shareholders, in the same proportion as their former shareholdings. The Liquidating Trust will continue to be included in the consolidated financial statements of SPH, as SPH owns approximately 85% of the Trust. SPH has provided a contingent promissory note to the Liquidating Trust in an amount not to exceed $3,000. This note will only be funded to the extent that the Liquidating Trust is unable to meet its ongoing obligations and is eliminated in SPH's consolidated financial statements. The Liquidating Trust had assets of approximately $5,900 and liabilities of approximately $2,300 at June 30, 2012.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

18. NET INCOME PER COMMON UNIT

The following data was used in computing net income (loss) per common unit shown in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net (loss) income from continuing operations	$(6,436)	$21,778	$39,949	$34,782
Increase in deferred fee liability (a)	—	—	—	3,299
Restricted stock expense	31	—	62	—
Net income attributable to noncontrolling interests in consolidated entities	(3,509)	(8,930)	(5,856)	(10,549)
Net (loss) income from continuing operations	(9,914)	12,848	34,155	27,532
(Loss) Income from discontinued operations	(567)	(280)	3,186	1,847
Net loss (income) attributable to noncontrolling interests	275	29	(1,546)	(992)
	(292)	(251)	1,640	855
Net (loss) income attributable to common unitholders	$(10,206)	$12,597	$35,795	$28,387
Net (loss) income per common unit - basic
Net (loss) income from continuing operations	$(0.32)	$0.51	$1.21	$0.96
Net (loss) income from discontinued operations	(0.01)	(0.01)	0.06	0.03
Net (loss) income attributable to common unitholders	$(0.33)	$0.50	$1.27	$0.99
Net (loss) income per common unit – diluted
Net (loss) income from continuing operations	$(0.32)	$0.51	$1.21	$0.92
Net (loss) income from discontinued operations	(0.01)	(0.01)	0.06	0.03
Net (loss) income attributable to common unitholders	$(0.33)	$0.50	$1.27	$0.95
Weighted average common units outstanding - basic	31,183,171	25,265,734	28,183,105	25,259,511
Adjustment for deferred fee liabilities (a)	—	—	—	3,840,714
Adjustment for distribution payable (b)	—	—	—	797,457
Unvested restricted stock	27,175	—	27,175	—
Denominator for net income per common unit - diluted	31,210,346	25,265,734	28,210,280	29,897,682

(a)	Includes common units assuming a common unit settlement of the deferred fee liability as described in Note 14 - “Related Party Transactions.”

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Corporate to the Diversified Industrial segment due to Steel Excel's recent acquisitions of oil field servicing companies. In the second quarter of 2012 Steel Excel became a majority owned subsidiary (see Note 3 "Acquisitions") and as a result, its consolidated results are included in the Diversified Industrial segment from the Acquisition date. As of June 30, 2012, the Diversified Industrial segment consists of HNH, DGT, Steel Excel and BNS, which are consolidated subsidiaries, SLI which is an associated company, and API and JPS, which are classified as Investments at fair value. Prior to becoming a majority-owned controlled subsidiary, the investment in Steel Excel was reported on the equity method at fair value and prior to December 31, 2011 API and JPS were classified as associated companies.

Additional information for consolidated entities within the Diversified Industrial segment follows:

•
HNH is a diversified holding company with strategic businesses encompassing precious metals, tubing, engineered materials, electronic materials, coated materials, and cutting replacement products and services.

•	DGT, through its subsidiary RFI, manufactures and sells electronic systems and components for a variety of applications.

•
Steel Excel owns several oilfield services companies providing premium well services to exploration and production (“E&P”) companies operating primarily in the Williston Basin in North Dakota and eastern Montana. Steel Excel provides critical services needed by E&P operators, including well completion, well maintenance and workover, well recompletion, hydrostatic tubular testing and plug and abandonment services. In addition, Steel Excel owns several sports businesses. The results of Steel Excel are included in the Diversified segment for the one month ended June 30, 2012.

•
BNS is a holding company that currently has no business operations due to the recent sale of its SWH subsidiary to Steel Excel (see Note 3 - "Acquisitions"). BNS' results include the operations of SWH from January 1, 2012 through May 31, 2012, the date of sale.

Financial Services

The Financial Services segment primarily consists of our consolidated and wholly-owned subsidiary WebBank, which operates in niche banking markets. WebBank provides commercial and consumer loans and services. WebBank’s deposits are insured by the FDIC, and the bank is examined and regulated by the FDIC and UDFI.

Corporate and Other

Corporate revenues primarily consist of investment and other income and investment gains and losses. Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units. Corporate also has investments as of June 30, 2012 in CoSine and Fox & Hound, which are associated companies accounted for under the equity method. In addition, Corporate has investments in securities, investments in the SPII Liquidating Trust and cash and cash equivalents.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Segment information is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Diversified industrial	$209,421	$195,746	$388,952	$354,153
Financial services	4,099	3,076	8,135	6,337
Corporate	13,940	(1,648)	16,395	11,784
Total	$227,460	$197,174	$413,482	$372,274
Income (loss) from continuing operations before income taxes:
Diversified industrial	$7,217	$29,415	$47,799	$35,791
Financial services	2,070	1,280	4,366	2,415
Corporate	1,068	(7,594)	6,447	(7,708)
Income from continuing operations before income taxes	10,355	23,101	58,612	30,498
Income tax (provision) benefit	(16,791)	(1,323)	(18,663)	4,284
Net (loss) income from continuing operations	$(6,436)	$21,778	$39,949	$34,782
(Loss) Income from equity method investments:
Diversified industrial	$(10,720)	$9,785	$10,157	$11,429
Corporate	(9,411)	2,293	9,452	(5,777)
Total	$(20,131)	$12,078	$19,609	$5,652

20. INCOME TAXES

For the three months ended June 30, 2012 and 2011, the Company recorded a tax provision of $16,791 and $1,323, respectively. For the six months ended June 30, 2012 and 2011, the Company recorded a tax provision of $18,663 and a tax benefit of $4,284, respectively. The higher tax provision in the 2012 periods is due to a higher federal tax provision at HNH resulting principally from the recording of the benefit of HNH's federal net operating loss carryforwards (“NOLs”) in the fourth quarter of 2011 and the write off of a deferred tax asset at BNS.

The Company’s tax provision represents the income tax expense or benefit of its consolidated subsidiaries. The Company has recorded deferred tax valuation allowances to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets will not be realized in future periods. Included in the Company’s tax benefit for the six months ended June 30, 2011 is $9,026 from the release of BNS’s valuation allowance relating to NOL’s.

21. REGULATORY MATTERS

SPH

The Company historically has conducted its business so as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the “Act”). The Company has filed with the SEC a request for an order under the Act to provide the additional time for the Company to restructure its holdings so as not to be required to register as an investment company under the Act. Under the terms of the requested order, the Company would be required to undertake transactions consistent with certain qualitative tests related to the Company’s assets and/or income and to refrain from trading for short-term speculative purposes. The Company would be required to meet these tests (or otherwise not be subject to the Act) within one year following the order date. On April 27, 2012, the SEC posted a notice indicating an order granting the application will be issued unless the Commission orders a hearing. On May 23, 2012, the SEC granted the Company's request. If the Company is unable to bring itself into conformity with the relevant tests within the relief period and is unable to otherwise remain outside of the Act’s registration requirement, the Company would be forced to register as an investment company or seek other alternatives, such as making significant changes to the Company’s business model to avoid investment company registration. Such significant changes could have a material adverse effect on the Company’s performance.

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

Quantitative measures established by regulation to ensure capital adequacy require WebBank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average quarterly assets (as defined). As of June 30, 2012, WebBank exceeded all the capital adequacy requirements to which it is subject.

As of June 30, 2012, WebBank was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events, since the most recent FDIC notification, which have changed WebBank’s prompt corrective action category. To remain categorized as well-capitalized, WebBank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage.

22. COMMITMENTS AND CONTINGENCIES

Environmental Matters

As discussed in more detail below, HNH and BNS have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the HNH and BNS. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of June 30, 2012, and December 31, 2011, on a consolidated basis, the Company has accrued $5,726 and $6,574, respectively, which represents its current estimate of the probable cleanup liabilities, including remediation and legal costs. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

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

In 1986, Handy & Harman Electronics Material Corporation (“HHEM”), a subsidiary of H&H, entered into an administrative consent order (the “ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

to be performed with regard to soil and groundwater contamination.  HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO.  A remedial investigation report has been approved.  HHEM anticipates entering into discussions with NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.  Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs are shared with the former owner/operator.  As of June 30, 2012, total investigation and remediation costs of approximately $3,200 have been expended by HHEM in accordance with the settlement agreement.  Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the costs for which HHEM is responsible.  HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties.  The additional costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of HHEM or the Company.

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

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection (“MADEP”) to investigate and remediate the soil and groundwater conditions at the MA Property that is the subject of litigation. On January 20, 2009, HHEM filed with MADEP a partial Class A-3 Response Action Outcome Statement (“RAO-P”) and an Activity & Use Limitation (“AUL”) for the MA Property.  An MADEP audit and the opinion of HHEM's Licensed Site Professional constituted confirmation of the adequacy of the RAO-P and associated AUL.  On March 31, 2010, the Massachusetts Attorney General executed a covenant not to sue (“CNTS”) to cover the MA Property.  Following the execution of the CNTS, HHEM filed a Remedy Operation Status (“ROS”) on April 1, 2010. On June 30, 2010, HHEM filed a request to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that conditions have stabilized or continue to improve at the site, and HHEM anticipates resolution of MADEP's audit process before the end of 2012.  In addition, HHEM has entered into settlement agreements with certain abutters of the property and entered into settlement agreements with each of them.  HHEM does not expect any other claims from any additional abutters, but there can be no such assurances that claims will not be asserted.

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

BNS Sub Environmental Matters

On August 12, 2008, a subsidiary of BNS (“BNS Sub”) was identified by the U.S. Environmental Protection Agency (“EPA”) as an alleged drum reconditioning customer (PRP) of New England Container Corp. (“NECC”). BNS Sub is presently investigating the matter and has joined a group of other alleged NECC drum reconditioning customers. The NECC drum reconditioning PRP’s have incurred and will continue to incur costs in the investigation and each PRP has been assessed a pro-rata fee for its cost share of the assessment. BNS Sub believes that it has an adequate environmental liability accrual associated with the site, which is reflected in the remediation estimate discussed above. The liability accrual is part of the Liquidating Trust formed by BNS (see Note 17 - "Capital and Accumulated Other Comprehensive (Loss) Income").

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

BNS Litigation Matters

BNS Sub has been named as a defendant in 1,069 and 1,020 alleged asbestos-related toxic-tort claims as of June 30, 2012 and December 31, 2011, respectively. The claims were filed over a period beginning 1994 through June 30, 2012. In many cases these claims involved more than 100 defendants. Of the claims filed, 890 and 694 were dismissed, settled or granted summary judgment and closed as of June 30, 2012 and December 31, 2011, respectively. Of the claims settled, the average settlement was less than $3. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $1,660 and $2,220 at December 31, 2011 and 2010, respectively, in estimated remaining self insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973 although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims have gone to trial and, therefore, there can be no assurance that these defenses will prevail. In addition, there can be no assurance that the number of future claims and the related costs of defense, settlements or

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

judgments will be consistent with the experience to date of existing claims; and, that BNS Sub will not need to increase significantly its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of June 30, 2012 and December 31, 2011, respectively, BNS Sub has accrued $1,000 and $635 relating to the open and active claims against BNS Sub. This accrual represents the Company’s best estimate of the likely costs to defend against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded, through the retroactive billings by BNS Sub. However, there can be no assurance that BNS Sub will not need to take additional charges in connection with the defense, settlement or judgment of these existing claims or that the costs of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date relating to existing claims. These claims are now being managed by the Liquidating Trust formed by BNS. See Note 17 - "Capital and Accumulated Other Comprehensive (Loss) Income" - BNS Liquidating Trust.

23. SUBSEQUENT EVENTS
Sale of RFI

On June 6, 2012, DGT, along with RFI, entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Ultra Electronics Defense, Inc. (the “Purchaser”), an affiliate of Ultra Electronics Holdings plc, a UK corporation.

Under the terms of the Asset Purchase Agreement, DGT has agreed to sell (the “Asset Sale”) its power conversion business, which is currently operated by RFI, to the Purchaser for the purchase price of $12,500 (the “Purchase Price”) (subject to a potential working capital adjustment), payable in cash. $1,250 of the Purchase Price is to be held in escrow to serve as security for payments in satisfaction of certain of DGT's indemnification obligations and $237 of the Purchase Price is to be held in escrow to cover any potential net working capital adjustment.  The Purchaser has also agreed to lease the RFI facility in Bay Shore, New York following the Asset Sale.

The obligations of each of the parties to consummate the Asset Sale are subject to customary conditions, including, among other things, the conclusion of a review by the Committee on Foreign Investment in the United States with respect to national security concerns, the approval of at least two-thirds of the outstanding shares of DGT's common stock, and the exercise by the holders of no more than 10% of the outstanding shares of DGT's common stock of their statutory appraisal or dissenters' rights with respect to the Asset Sale.  DGT has agreed to pay to the Purchaser a termination fee of $725 in the event the Asset Purchase Agreement is terminated under certain circumstances.

SPH expects this transaction to close in the third quarter of 2012.

Management Services Agreements

On August 1, 2012, SP Corporate's Management Services Agreement with Steel Excel was amended and restated whereby SP Corporate will provide expanded services including the positions of CEO and CFO, responsibility for financing, regulatory reporting, and other administrative and operational functions. SP Corporate will receive $300 per month for these expanded services.

SP Corporate also entered into a services agreement with J. Howard Inc. SP Corporate will provide J. Howard Inc. with specialized personnel and office space for approximately $10 per month.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Steel Partners Holdings L.P.

We have reviewed the accompanying consolidated balance sheet of Steel Partners Holdings L.P. (a Delaware Corporation) and subsidiaries (the “Company”) as of June 30, 2012, and the related consolidated statements of operations, changes in capital, and comprehensive income for the three and six months ended June 30, 2012 and June 30, 2011, and the consolidated statements of cash flows for the six months ended June 30, 2012 and June 30, 2011. These interim financial statements are the responsibility of the Company's management.

We were furnished with the report of other accountants on their reviews of the consolidated interim financial statements of Steel Excel Inc. and Subsidiaries, WebFinancial Holding Corporation, and WF Asset Corp. whose total assets as of June 30, 2012 were $419.3 million, and whose revenues for the three months and six months ended June 30, 2012 for WebFinancial Holding Corporation and WF Asset Corp. and the period from May 31, 2012 (date of consolidation) through June 30, 2012 for Steel Excel, Inc. and subsidiaries, constituted $15.3 million and $19.3 million, respectively, and revenues for the three months and six months ended June 30, 2011 for WebFinancial Holding Corporation and WF Asset Corp. constituted $3.2 million and $6.5 million, respectively of the related consolidated totals.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, and the reports of other accountants, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of the Company as of December 31, 2011, and the related statements of operations, changes in capital and comprehensive income (loss) and cash flows (not presented herein) for the year then ended, and in our report dated March 26, 2012, we expressed an unqualified opinion on those consolidated financial statements, based on our audit and the reports of other auditors. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

New York, New York
August 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Steel Excel, Inc.
San Ramon, California

We have reviewed the condensed consolidated balance sheet of Steel Excel, Inc. as of June 30, 2012, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2012 and July 1, 2011, and cash flows for the six-month periods ended June 30, 2012 and July 1, 2011 included in Steel Excel, Inc.'s Securities and Exchange Commission Form 10-Q for the period ended June 30, 2012. These interim financial statements are the responsibility of the Company's management.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Steel Excel, Inc. as of December 31, 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO USA, LLP
San Jose, California
August 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
WebFinancial Holding Corporation

We have reviewed the accompanying condensed balance sheet of WebFinancial Holding Corporation as of June 30, 2012, and the related condensed statements of operations for the three and six months ended June 30, 2012 and 2011, and the condensed statement of equity for the six months ended June 30, 2012 and the condensed statements of cash flows for the six months ended June 30, 2012 and 2011. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/S/ HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
August 8, 2012

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

The Company’s reportable segments are as follows:

Diversified Industrial	Financial Services	Corporate
Handy & Harman Ltd. ("HNH") (1)	WebBank (1)	SPH Services, Inc. ("SPH Services") (1)
BNS Holding, Inc. ("BNS") (1), (3)		CoSine Communications, Inc. ("CoSine")(2)
DGT Holdings Corp. ("DGT") (1)		Barbican Group Holdings Limited ("Barbican") (4), (5)
SL Industries, Inc. ("SLI") (2)		Fox & Hound Acquisition Corp. ("Fox & Hound") (2)
Steel Excel Inc. ("Steel Excel") (1), (3)		GenCorp Inc. (4), (6)
API Group PLC ("API")(4)
JPS Industries, Inc. ("JPS")(4)

(1)	Consolidated subsidiary

(2)	Associated company
(3) In the second quarter of 2012, Steel Excel acquired all of the capital stock of SWH, the parent company of Sun Well Services Inc. ("Sun Well"), from BNS. As a result of the transaction, Steel Excel became a majority-owned controlled subsidiary and is consolidated with SPH from that date. Prior to this transaction, Steel Excel was accounted for as an Associated company at fair value.

(4)	Other core company
(5) The investment in Barbican is held by Corporate and is accounted for as an investment at fair value. Barbican is a privately-held company, which underwrites property and casualty insurance and reinsurance through its subsidiaries and its Lloyds of London syndicate.
(6) The investment in GenCorp Inc. is held by Corporate and is accounted for as an available-for-sale security. GenCorp's continuing operations are comprised of two segments, Aerospace and Defense and Real Estate.

SPH Services is a newly-formed subsidiary of SPH, which commenced operations on January 1, 2012, that was created to consolidate the executive and corporate functions of SPH and certain of its affiliates, including SP Corporate Services LLC ("SP Corporate") and Steel Partners LLC ("SPLLC"), to provide such services, including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services, to other companies. In connection with the formation of SPH Services, we acquired SP Corporate and SPLLC, as well as certain assets from HNH, on January 1, 2012. Prior to our acquisition of SPLLC, our former manager, SPLLC transferred certain assets, including its interest in our management agreement, to SP General Services ("SPGS"), formerly an affiliate of SPLLC.

SPH Services operates through its wholly owned subsidiaries, SP Corporate and SPLLC. SP Corporate has management services agreements with HNH, BNS, CoSine, DGT, NOVT Corporation (“NOVT”), Ore Holdings, Inc., Steel Excel, Fox & Hound and WebBank. SP Corporate also has management services agreements with J. Howard Inc. and Steel Partners, Ltd., in which officers of SPH have ownership interests.

RESULTS OF OPERATIONS

The following presents a summary of SPH’s consolidated operating results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Diversified industrial	$209,421	$195,746	$388,952	$354,153
Financial services	4,099	3,076	8,135	6,337
Corporate	13,940	(1,648)	16,395	11,784
Total Revenues	$227,460	$197,174	$413,482	$372,274
Net income (loss) from continuing operations before income taxes:
Diversified industrial	$7,217	$29,415	$47,799	$35,791
Financial services	2,070	1,280	4,366	2,415
Corporate	1,068	(7,594)	6,447	(7,708)
Total	10,355	23,101	58,612	30,498
Income tax (provision) benefit	(16,791)	(1,323)	(18,663)	4,284
Net (loss) income from continuing operations	(6,436)	21,778	39,949	34,782
(Loss) Income from discontinued operations	(567)	(280)	3,186	1,847
Net income attributable to noncontrolling interests in consolidated entities	(3,234)	(8,901)	(7,402)	(11,541)
Net (loss) income attributable to common unitholders	(10,237)	12,597	35,733	25,088
Other comprehensive loss	(8,125)	(7,916)	(3,258)	(2,516)
Comprehensive (loss) income attributable to common unitholders	$(18,362)	$4,681	$32,475	$22,572

Diversified Industrial

As of June 30, 2012, the Diversified Industrial segment for financial reporting purposes consists of HNH, Steel Excel (which became a majority-owned subsidiary on May 31, 2012), DGT and BNS, which are consolidated subsidiaries, SLI which is an associated company, API and JPS, which are classified as Investments at fair value. Prior to becoming a majority-owned controlled subsidiary, the investment in Steel Excel was reported on the equity method at fair value and prior to December 31, 2011 API and JPS were classified as associated companies.

•
HNH is a diversified holding company with strategic businesses encompassing precious metals, tubing, engineered materials, electronic materials, coated materials, and cutting replacement products and services.

•	DGT, through its subsidiary RFI, manufactures and sells electronic systems and components for a variety of applications.

•
Steel Excel owns several oil field services companies, providing premium well services to exploration and production (“E&P”) companies operating primarily in the Williston Basin in North Dakota and eastern Montana. Steel Excel provides critical services needed by E&P operators, including well completion, well maintenance and workover, well recompletion, hydrostatic tubular testing and plug and abandonment services. Steel Excel was previously accounted for as an associated company at fair value prior to SPH increasing its ownership over 50%. In addition, Steel Excel owns several sports businesses. The results of Steel Excel are included in the Diversified industrial segment for the one month ended June 30, 2012.

•
BNS is a holding company with no operations as of June 30, 2012 due to the sale of Sun Well to Steel Excel in the second quarter of 2012 (see Note 3 - "Acquisitions" to the SPH financial statements found elsewhere in this Form 10-Q). BNS' results include the operations of Sun Well prior to the sale of Sun Well to Steel Excel on May 31, 2012 (five months in the year to date June 30, 2012 period). On June 18, 2012, BNS completed a distribution to its shareholders, pursuant to shareholder approval noted above, and distributed cash of approximately $10,300 and 2,027,500 shares Steel Excel common stock to its shareholders. In June 2012, BNS formed a liquidating trust, the BNS Holdings Liquidating Trust (“Liquidating Trust”), assigned its assets and liabilities to the Trust and initiated its dissolution. The Trust is owned by the BNS former shareholders, in the same proportion as their former shareholdings. The Trust will continue to be included in the consolidated financial statements of SPH, net of non-controlling interest, as SPH owns approximately 85% of the Trust.

The following presents a summary of the Diversified Industrial segment operating results as reported in our consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
HNH	$187,213	$187,454	$351,349	$340,783
BNS	8,070	8,292	20,432	13,370
DGT	2,942	—	5,975	—
Steel Excel	11,196	—	11,196	—
Total Revenue	$209,421	$195,746	$388,952	$354,153
Net income (loss) from continuing operations before income taxes:
HNH	$18,583	$18,947	$27,395	$22,693
BNS	946	683	3,678	1,669
DGT	(607)	—	(988)	—
Steel Excel	368	—	368	—
(Loss) Income of associated companies	(10,720)	9,785	10,157	11,429
(Loss) Income from investments held at fair value	(1,353)	—	7,189	—
Total	$7,217	$29,415	$47,799	$35,791

Total revenue for the Diversified Industrial segment increased to $209,421 for the three months ended June 30, 2012, as compared to $195,746 in the prior year period. Total revenue for the Diversified Industrial segment increased to $388,952 for the six months ended June 30, 2012, as compared to $354,153 in the prior year period. The increases were due to the acquisition of Steel Excel in May 31, 2012, the acquisition of DGT on July 5, 2011 and higher sales volume for HNH and BNS as more fully described below.

HNH

The following presents a summary of HNH:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales	$187,213	$187,454	$351,349	$340,783
Cost of sales	132,542	139,666	252,841	254,107
Gross profit	54,671	47,788	98,508	86,676
Selling, general and administrative expenses	33,245	29,896	65,634	58,274
Interest expense, net	3,663	2,217	6,823	5,443
Derivative activity (income) loss	(970)	(3,282)	(1,541)	256
Other expense, net	150	10	197	10
Net income from continuing operations before income taxes	$18,583	$18,947	$27,395	$22,693

Net sales for the three months ended June 30, 2012 of $187,213 was relatively flat when compared to the same period in 2011.  Organic sales increased by $7.3 million on higher volume, offset by the impact of lower silver prices of $7.5 million. Average silver market price was approximately $29.40 per troy ounce in the second quarter of 2012 as compared to $38.57 per troy ounce during the same period of 2011.

Net sales for the six months ended June 30, 2012 increased by $10,566, or 3.1%, as compared to same period in 2011. Organic sales for the six months ended June 30, 2012 increased $17,700, driven by higher demand for HNH's products. Lower silver prices had a negative effect of $7,100 on net sales during the first half of 2012 as the average silver price was approximately $31.12 per troy ounce, compared to $35.24 per troy ounce during the same period of 2011.

The effect of lower silver prices was partially offset by increased volume of precious metal ounces sold, as well as higher sales of non-precious metal products made from aluminum and copper for the 2012 three and six-month periods as compared to the same periods of 2011. There were also higher sales from the shipbuilding and other markets served by the Stainless Steel Tubing Group and new markets served by the Specialty Tubing Group in both periods, partially offset by lower sales from the refrigeration market served by the Specialty Tubing Group. In the second quarter of 2012, incremental sales also resulted from higher volume of fasteners and gas connectors, which were partially offset by lower sales of commercial roofing products. Sales of roofing products slowed in the second quarter of 2012 after strong demand was experienced in the first quarter of 2012 due to mild winter weather in several parts of the United States during that time, in addition to a one-time non-recurring major customer order in the second quarter of 2011. For the six months ended June 30, 2012, there were higher sales of branded fasteners, commercial roofing products and gas connectors, partially offset by lower sales of electro-galvanized steel products as a result of a major customer changing from regular sales which include the cost of metal to toll processing sales in which the customer owns the metal.

Gross profit for the three months ended June 30, 2012 increased by $6,883, or 14.4%, when compared to the same period in 2011, and, as a percentage of net sales, increased to 29.2% as compared to 25.5% in the same period in 2011. For the six months ended June 30, 2012, gross profit increased by $11,832, or 13.7%, as compared to the same period in 2011, and as a percentage of sales, increased to 28.0% as compared to 25.4% for the same period in 2011. The gross margin improvements of 3.7% and 2.6%, respectively, in the three and six month periods ended June 30, 2012, were principally due to favorable product mix, effective cost control and improved efficiency at the manufacturing plants across all segments. In addition, lower silver prices also contributed to the increase in gross margin in both periods. Since the Company's precious metal inventory is hedged and the cost of silver is passed-through to the customer principally at market, lower silver prices generally result in increases in the precious metal segment's gross profit margin as a percentage of net sales.

Selling, general and administrative ("SG&A") expenses increased by $3,349, or 11.2%, for the three months ended June 30, 2012, compared to the same period in 2011, and increased by $7,360, or 12.6%, for the six months ended June 30, 2012, compared to the same period in 2011. These increases reflect higher variable costs as a result of higher sales during both periods in 2012.  SG&A as a percentage of net sales was 1.9% and 1.6% higher for the three and six months ended June 30, 2012, respectively, due to higher selling and promotion costs related to branded fastener product sales of HNH's Engineered Materials segment, 2012 restricted stock awards and higher self-insured employee medical claim costs compared to the same periods of 2011. Also, lower average silver prices had a negative impact on SG&A as a percentage of net sales as compared to the prior year.

Interest expense increased by $1,446, or 65.2%, for the three months ended June 30, 2012, compared to the same period of 2011 and increased by $1,380, or 25.4%, for the six months ended June 30, 2012, compared to the same period of 2011. The three and six month period ended June 30, 2012 included a loss of $539 on the repurchase of subordinated notes, as compared to a gain of $603 for the same periods of 2011.  The average amount borrowed was higher in the 2012 period and the weighted average interest rate increased in the 2012 period, principally because of higher borrowings under the Second Lien Term Loan.

Derivative activity income was $970 for the three months ended June 30, 2012, compared to $3,282 in the same period of 2011. Of the gain in 2012, approximately $495 was attributable to precious metal contracts and approximately $475 was attributable to embedded derivative features of HNH's Subordinated Notes and related warrants. Of the gain in 2011, approximately $1,315 was attributable to precious metal contracts and approximately $1,967 was attributable to the embedded derivative features of HNH's Subordinated Notes. The lower income related to precious metal derivative contracts for the three months ended June 30, 2012 resulted principally from a lower number of ounces of silver under contract.

Derivative activity income was $1,541 for the six months ended June 30, 2012, compared to a loss of $256 in the same period of 2011. Of the gain in 2012, approximately $752 was attributable to precious metal contracts and approximately $789 was attributable to embedded derivative features of HNH's Subordinated Notes and related warrants. Of the loss in 2011, approximately $1,418 was attributable to a loss on precious metal contracts and approximately $1,162 was attributable to a gain on the embedded derivative features of HNH's Subordinated Notes. The lower loss related to precious metal derivative contracts in the 2012 period resulted principally from a lower number of ounces of silver under contract.

BNS

BNS' operations include the results of its previously wholly-owned subsidiary, Sun Well, from its February 2, 2011 acquisition date through its May 31, 2012 sale date. Operations for Sun Well for the month of June, 2012 are included with the results of Steel Excel, which SPH acquired in Q2 2012 (see Note 3 - "Acquisitions" to the SPH financial statements found elsewhere in this Form 10-Q and see the Steel Excel section below).

All periods in the table below includes the results of BNS' corporate expenses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012 (a)	2011	2012 (b)	2011 (c)
Revenues	$8,070	$8,292	$20,432	$13,370
Cost of revenues	4,703	5,477	11,251	8,396
Gross profit	3,367	2,815	9,181	4,974
Selling, general and administrative expenses	2,590	2,112	5,481	3,296
Interest expense, net	130	22	322	11
Other income, net	(299)	(2)	(300)	(2)
Net income from continuing operations before income taxes	$946	$683	$3,678	$1,669

(a) Includes two months of Sun Well operating results through May 31, 2012, the date Sun Well was sold.
(b) Includes five months of Sun Well operating results through May 31, 2012, the date Sun Well was sold.
(c) Includes five months of Sun Well operating results for the period from February 2, 2011 through June 30, 2011.

BNS' revenue for the three months ended June 30, 2012 decreased by $222, or 2.7%, when compared to the same period last year. The revenue decrease is primarily due to the inclusion of two months in 2012 as compared to three months in 2011. Overall, on a comparable basis, the addition of 4 new rigs (18 in total) since January 2011, improvements in rig utilization and an increase in prices led to an increase in the revenue run rate in the second quarter of 2012 when compared to the same period last year. Gross profit for the three months ended June 30, 2012 grew by 19.6% as compared to the same period last year, consistent with the increase in number of rigs in service and the improvement in revenue per rig and billable hours per rig.

BNS' revenue for the six months ended June 30, 2012 increased by $7,062, or 52.8%, when compared to the same period last year.  The revenue increase is due to the addition of 4 new rigs in operation, a 13% increase in utilization and a modest price increase implemented in mid 2011. Gross profit for the six months ended June 30, 2012 grew by 84.6% as compared to the same period last year, consistent with the increase in revenue, the increase in number of rigs in service and the improvement in revenue per rig and billable hours per rig.

BNS' SG&A expenses for the three months ended June 30, 2012 increased by $478, or 22.6%, as compared to the same period last year, and for the six months ended June 30, 2012 SG&A expenses increased by $2,185, or 66.3%, as compared to the same period last year. The increases were primarily due to higher fees associated with the sale of Sun Well, an increase in certain BNS environmental accruals and higher administration costs at Sun Well to support the increased customer demand.

Interest expense for the three and six months ended June 30, 2012 is related to Sun Well's borrowings, prior to its sale to Steel Excel, on its term loan and revolving credit and lease agreements. Sun Well's term loan, revolving credit and lease agreements total approximately $16,595 at June 30, 2012.

Steel Excel

The Company consolidated Steel Excel effective May 31, 2012, the date that its interest in Steel Excel exceeded 50%. For the three and six months ended June 30, 2012, revenues and pretax income from continuing operations reported in the consolidated financial statements relating to Steel Excel were $11,196 and $368, respectively.

DGT

The Company consolidated DGT effective July 5, 2011, the date that our interest in DGT exceeded 50%. In addition,

on November 3, 2011 DGT sold its Medical Systems Group, which comprised approximately 84% of DGT’s net sales of $67,921 for its fiscal year ended July 30, 2011. As a result, the operations of Villa are reflected as discontinued operations in our consolidated financial statements for the three months ended March 31, 2012. For the three months ended June 30, 2012, revenues and pretax loss from continuing operations reported in the consolidated financial statements relating to DGT were $2,942 and $607, respectively. For the six months ended June 30, 2012, revenues and pretax loss from continuing operations reported in the consolidated financial statements relating to DGT were $5,975 and $988, respectively.

Income of Associated Companies

Income of associated companies included in the Diversified Industrial segment net income from continuing operations includes the following:

	Ownership at	Three Months Ended		Six Months Ended
	June 30	June 30,		June 30,
	2012	2012	2011	2012	2011
DGT (a)	51.7%	$—	$(162)	$—	$362
JPS (b)	39.3%	—	—	—	—
API (c)	32.4%	—	5,088	—	5,447
SLI (d)	24.0%	(6,321)	4,859	(2,982)	5,620
Steel Excel (e)	51.1%	(4,399)	—	13,139	—
		$(10,720)	$9,785	$10,157	$11,429

(a)	Effective July 5, 2011, we consolidated DGT. Prior to this date the investment in DGT was accounted for under the equity method.
(b) JPS was an Associated Company through 2011 and on December 31, 2011 the Company discontinued the equity method of accounting and reclassified JPS to Investments at fair value and began classifying JPS as an available for sale security. No income or loss was recorded in 2011, as the information was not available.
(c) Effective December 31, 2011 the Company began classifying API as Investments at fair value and continues to report changes in fair value in the consolidated statement of operations.
(d) Associated company.
(e) Effective January 1, 2012, Steel Excel was reclassified from Corporate to the Diversified Industrial segment due to recent acquisitions of oil field servicing companies. As discussed above, the Company consolidated Steel Excel effective May 31, 2012, the date that its interest in Steel Excel exceeded 50%.

Income from investments held at fair value

Income from investments held at fair value represents the increase in fair value of API during the three and six months ended June 30, 2012. Prior to January 1, 2012, the Company's investment in API was accounted for as an associated company. For additional information see Note 5 - "Investments in Associated Companies" to the SPH financial statements found elsewhere in this Form 10-Q.

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
The following presents a summary of the Financial Services segment operating results as reported in our consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Interest income (including fees)	$2,985	$2,181	$5,966	$4,360
Non-interest income	1,114	895	2,169	1,977
	4,099	3,076	8,135	6,337
Costs and expenses:
Interest	336	202	617	417
(Recovery of) provision for loan losses	(99)	(52)	(244)	64
Selling, general and administrative expenses	1,792	1,646	3,396	3,441
	2,029	1,796	3,769	3,922
Net income from continuing operations before taxes	$2,070	$1,280	$4,366	$2,415

Interest Income

Interest income increased by $804, or 36.9%, in the three months ended June 30, 2012, compared to the three months ended June 30, 2011 and increased by $1,606, or 36.8% in the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The increases were due primarily to the growth in the Banks' lending programs.

Noninterest Income

Noninterest income increased $219, or 24.5% for the three months ended June 30, 2012, compared to the three months ended June 30, 2011 and increased $192, or 9.7% in the six months ended June 30, 2012, compared to the same period last year, due primarily to the gain on settlement of securities and by gains on sale of other real estate owned.
Interest Expense

Interest expense represents interest accrued on WebBank depositor accounts. Interest expense increased $134, or 66.3%, for the three months ended June 30, 2012, compared to the same period last year, and increased $200, or 48.0% compared to the six months ended June 30, 2011, largely due to growth in average deposits, partially offset by a decrease in average interest rates on certificates of deposits.
(Recovery of) Provision for Loan Losses

At June 30, 2012, WebBank had an estimated $4,312 of impaired loans (of which $2,332 is guaranteed by the USDA or SBA) and an allowance for loan losses of $386.
The (recovery of) provision for loan losses is primarily related to WebBank's portfolio of local real estate loans. WebBank routinely obtains appraisals on underlying collateral of nonperforming loans and records a provision for losses if the value of the collateral declines below the value of the loans. WebBank recorded a reduction of provision for loan losses of $99 for the three months ended June 30, 2012, compared to $52 for the three months ended June 30, 2011. WebBank recorded a reduction of provision for loan losses of $244 for the six months ended June 30, 2012, compared to an expense of $64 for the six months ended June 30, 2011. During the first six months of 2012, WebBank was able to continue to recover previously charged off loans and effectively reduce the loans portfolio by $3,322, respectively, compared to June 30, 2011.
Selling General and Administrative Expenses

The increase in SG&A expenses of $146, or 8.9%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, was due to higher personnel and occupancy costs, partially offset by lower legal and professional fees.
The decrease in SG&A expenses of $45, or 1.3%, for the six months ended June 30, 2012 was due primarily to a benefit recorded in the six months ended June 30, 2012 related to the reserve for off balance sheet credit exposures and lower legal and professional fees, partially offset by an increase in personnel and occupancy expense for the six months ended June 30, 2012.

Corporate and Other

The following presents a summary of Corporate and Other segment operating results as reported in our consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Investment and other income	$9	$432	$125	$806
Net investment gains (losses)	13,931	(2,080)	16,270	10,978
	13,940	(1,648)	16,395	11,784
Costs and expenses:
Interest	57	217	95	348
Selling, general and administrative expenses	4,075	3,169	7,203	4,294
Management fees - related party	1,743	2,051	3,302	4,218
(Decrease) Increase in deferred fee liability to related party	(314)	2,810	11,448	3,299
Other income	(407)	—	(859)	—
	5,154	8,247	21,189	12,159
Income (loss) from continuing operations before income (loss) from equity method investments and investments held at fair value	8,786	(9,895)	(4,794)	(375)
(Loss) Income of associated companies	(11,201)	3,198	18,462	3,412
Income (Loss) from other investments - related party	1,790	(905)	(9,010)	(9,189)
Income (loss) from investments held at fair value	1,693	8	1,789	(1,556)
Net income (loss) from continuing operations	$1,068	$(7,594)	$6,447	$(7,708)

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

Investment and other income decreased by $423 or 97.9% for the three months ended June 30, 2012, compared to the same period in 2011 and decreased $681 or 84.5% for the six months ended June 30, 2012, compared to the same period in 2011. The decreases in 2012 were primarily due to lower interest income.

Net investment gains for the three months ended June 30, 2012 were $13,931 compared to net investment losses of $2,080 in the same period of 2011. The net gains in the three months ended June 30, 2012 were primarily due to the gain on the Company's investment in Steel Excel of approximately $13,500 resulting from remeasuring our investment to fair value upon acquisition of the majority interest in Steel Excel.

Net investment gains for the six months ended June 30, 2012 were $16,270 compared to $10,978 in the same period of 2011. The 2012 gains were due to the aforementioned gain on the Company's investment in Steel Excel and gains on the sale of certain available for-sale securities. The 2011 gains were due to the sale of certain available-for-sale securities, partially offset by losses on certain derivative investments.

Interest Expense

In the ordinary course of business the Company may sell securities short and enter into foreign currency transactions which, in effect, in certain circumstances, may represent borrowings from the counterparty. Interest expense represents interest and other fees on such transactions.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of legal, accounting, audit, tax, professional fees and common unit option expense. SG&A expenses increased by $906 or 28.6% in the three months ended June 30, 2012, compared to the same period in 2011, primarily due to higher professional fees incurred in 2012.

SG&A expenses increased by $2,909 or 67.7% in the six months ended June 30, 2012, compared to the same period last year. The increase is primarily due to approximately $1,700 reduction of option expense recorded in the first quarter of 2011(see Note - 17 "Capital and Accumulated Other Comprehensive (Loss) Income" to the SPH financial statements found elsewhere in this Form 10-Q) as well as higher professional fees incurred in the six months ended June 30, 2012.

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

Increase in Deferred Fee Liability to Related Party

Increase in deferred fee liability to related party is an expense that arose beginning July 16, 2009 as a result of the assumption, in connection with the Exchange Transaction, of an obligation pursuant to a deferred fee agreement due to the Investment Manager, an affiliate of the Manager ("Deferred Fee Liability"). The decrease in the Deferred Fee Liability to related party of $314 in the three months ended June 30, 2012 was due to the reversal of certain accrued costs. The increase in Deferred Fee Liability to related party of $11,448 recorded in the first six months of 2012 was due to an increase in an index related to the value of SPH. On April 11, 2012, the Company and the Investment Manager terminated the Investor Services Agreement, dated as of July 15, 2009, by mutual consent. As a result of the termination of the Investor Services Agreement the full amount in the Deferred Fee Liability became immediately payable. As a result, 6,403,002 Class B common units were issued to the Investment Manager on April 11, 2012. In connection with the termination of the Investor Services Agreement, the Investment Manager agreed not to sell any of the common units issued as payment for the deferred fee during the one year period following the Termination Date. On May 11, 2012, the Company issued an additional 536,645 Class B common units to the Investment Manager reflecting an adjustment based on the deferred fee liability as of March 31, 2012. For additional information, see Note 14 - "Related Party Transactions" to the SPH financial statements found elsewhere in this Form 10-Q.

Income of Associated Companies

Income (loss) of associated companies included in the Corporate and Other segment is as follows:

	Ownership at	Three Months Ended		Six Months Ended
	June 30,	June 30,		June 30,
	2012	2012	2011	2012	2011
Steel Excel(a)	51.1%	$—	$3,410	$—	$3,769
CoSine	46.8%	(79)	(153)	(176)	(298)
Fox & Hound (b)	50.0%	(11,122)	—	18,638	—
Other		—	(59)	—	(59)
		$(11,201)	$3,198	$18,462	$3,412
(a) Effective January 1, 2012, Steel Excel was reclassified to the Diversified Industrial segment due to recent acquisitions of oil field servicing companies.
(b) Fox & Hound became an associated company in the first quarter of 2012 (see Note 5 - "Investments in Associated Companies" to the SPH financial statements found elsewhere in this Form 10-Q).

Loss From Other Investments - Related Party
Loss from other investments - related party includes income or loss we recognize on our 43.75% investment in each series of the SPII Liquidating Trust (for additional information see Note 6 - “Investments” of the SPH financial statements found elsewhere in this Form 10-Q). The Company elected to account for its investments in each series of the SPII Liquidating Trust under the equity method at fair value beginning July 16, 2009, the date these investments became subject to the equity method. Unrealized gain/loss on each series of the SPII Liquidating Trust is reported in the consolidated statement of operations. The loss in the first three months of 2012 was primarily due to series of the SPII Liquidating Trust that holds an interest in Fox & Hound Restaurant Group ("F&H"). On March 19, 2012, in conjunction with a long-term refinancing of its debt, Fox & Hound issued new common equity. As a result of the transaction, our interest in F&H through the SPII Liquidating Trust was diluted and reduced by approximately $11,200, which was recorded in the first quarter of 2012 and is in included in Loss from other investments in our consolidated statement of operations for the six months ended June 30, 2012.
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
For the three and six months ended June 30, 2012, a tax provision of $16,791 and $18,663 was recorded, respectively, and for the three and six months ended June 30, 2011, a tax provision and benefit of $1,323 and $4,284, respectively, from continuing operations was recorded. The higher tax provision in the 2012 periods is due to a higher federal tax provision at HNH resulting principally from the recording of the benefit of HNH's federal net operating loss carryforwards (“NOLs”) in the fourth quarter of 2011 and the write off of a deferred tax asset at BNS. Also, included in the Company’s tax benefit for the six months ended June 30, 2011 is $9,026 from the release of BNS’s valuation allowance relating to NOL’s.
The Company’s tax provision represents the income tax expense or benefit of its consolidated subsidiaries. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe that it is more likely than not that the benefits of its deferred tax assets will not be realized in future periods.
Other Comprehensive Income
Other comprehensive income primarily represents the net unrealized gains and losses during the period on available-for-sale securities held at the end of each reporting period, adjusted for the reversal of unrealized gains and losses recognized in prior periods on available-for-sale securities sold during the period. Approximately $11,516 and $6,225 of the other comprehensive income recorded for the three and six months ended June 30, 2012, respectively, was related to unrealized losses on available-for-sale securities.

FINANCIAL CONDITION

Cash Flow Summary

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in) operating activities	$20,082	$(31,675)
Net cash provided by (used in) investing activities	93,010	(21,684)
Net cash used in financing activities	(3,053)	(25,719)
	$110,039	(79,078)
Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2012 was $20,082. Net income of $43,135 was partially offset by a decrease of $17,048 relating to changes in operating assets and liabilities. Of this working capital decrease, $25,691 was from an increase in accounts receivable and $3,811 was from an increase in inventories, partially offset by an increase in accounts payable and accrued and other liabilities of $3,373 and a net decrease in loans held for sale of $10,145. Net income was also impacted by $11,448 relating to the increase in the Deferred Fee Liability to related party and $636 relating to net cash provided by operating activities of discontinued operations. The increase in accounts receivable relates primarily the increase in sales by HNH during the first six months of 2012 compared to the same period last year.

Net cash used in operating activities for the six months ended June 30, 2011 was $31,675. Net income of $36,629 was offset by a decrease of $59,423 relating to changes in operating assets and liabilities (of which $37,560 was from an increase in accounts receivable, $4,529 was from a decrease in accounts payable and accrued and other liabilities, $11,282 was due to an increase in inventories and $8,092 was due to a net increase in loans held for sale). In addition, net cash used by operating activities of discontinued operations was $4,545.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2012 was $93,010. Significant items included net cash acquired in acquisitions of $45,848, primarily from the acquisition of Steel Excel, proceeds from the sale of discontinued operations of $22,194 and net proceeds from sales of investments of $51,525. These cash increases were partially offset by investments in associated companies of $16,567, which represents our investment in Fox & Hound and additional investment in Steel Excel, and purchases of property plant and equipment of $15,222.

Net cash used in investing activities for the six months ended June 30, 2011 was $21,684. Significant cash outflows included acquisitions, net of cash acquired of $57,374, additional investments in associated companies of $9,404 and purchases of property, plant and equipment of $7,635. These decreases in cash were partially offset by release of restricted cash relating primarily to closing out foreign currency financial instruments of $13,395, net proceeds received from the sale of investments of $13,991 and proceeds received from the sale of discontinued operations of $26,543.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2012 was $3,053. This was due primarily to distributions paid to noncontrolling interest holders of BNS of $10,316 and repayments of term loans of $5,267, partially offset by higher bank deposits held by WebBank of $11,876 and net change in overdrafts of $4,305.

Net cash used in financing activities for the six months ended June 30, 2011 was $25,719. This was due to common unit cash distributions of $29,869, net repayments of term loans of $9,899 and lower bank deposits held by WebBank of $8,587, partially offset by cash received from net revolver borrowings of $19,465 and a net change in overdrafts of $3,832.

Liquidity and Capital Resources

Holding Company

SPH, excluding its operating subsidiaries, the “Holding Company,” is a global diversified holding company whose assets principally consist of the stock of its direct subsidiaries, cash and cash equivalents and other non-controlling investments in debt and equity securities. The Holding Company continuously evaluates the retention and disposition of its existing operations and investments and investigates possible acquisitions of new businesses in order to maximize unitholder value. Accordingly, further acquisitions, divestitures, investments and changes in capital structure are possible. Its principal potential sources of funds are available cash resources, investments, borrowings, public and private capital market transactions, repayment of subsidiary advances, distributions or dividends from subsidiaries, as well as dispositions of existing businesses and investments. The Holding Company’s investments are subject to changes that may result in amounts realized from any future sales that are, at times significantly different from the value we are reporting at June 30, 2012. These investments, including those accounted for under the equity method, can be impacted by market conditions, changes in the specific business environments of our investees or by the underlying performance of these businesses.

In addition to cash and cash equivalents, the Holding Company considers investments at fair value included in its consolidated balance sheet as being generally available to meet its liquidity needs. Investments at fair value are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a reasonable period of time. As of June 30, 2012, the Holding Company had cash and cash equivalents of $14,294 and investments of $111,478. The Holding Company had $23,996 of restricted cash which serves as collateral with respect to foreign currency financial instruments. The Holding Company is not able to use these funds for other purposes, and the Holding Company does not consider this amount to be available to meet its liquidity needs.

The Holding Company generally does not have access to the cash flow generated by the Company’s operating businesses for its needs, and the operating businesses generally do not rely on the Holding Company to support their operating activities. The Holding Company’s available liquidity, and the investment income realized from the Holding Company’s cash, cash equivalents and marketable securities is used to meet the Holding Company’s recurring cash requirements, which are principally the payment of its overhead expenses. Prior to April 11, 2012, the Holding Company’s only long-term cash requirement was the payment of the Deferred Fee Liability which was valued at $70,508 as of March 31, 2012. On April 11, 2012, the Company and the Investment Manager terminated the Investor Services Agreement, dated as of July 15, 2009, by mutual consent. As a result of the termination of the Investor Services Agreement the full amount in the Deferred Fee Liability became immediately payable - see Note 14 - "Related Party Transactions".  Instead of receiving the deferred fee in cash, the Investment Manager elected for the total amount to be paid in common units of the Company.  Under the Deferred Fee Agreement, the number of common units to be issued was determined by applying a 15% discount to the market price of the common units, which represents the fair value of the common units giving effect to the discount for lack of marketability.  As a result, 6,403,002 Class B common units were issued to WGL on April 11, 2012, subject to adjustment as of March 31, 2012. These Class B common units have the same rights as the common units, except that they may not be sold in the public market until the capital account allocable to such Class B common units is equal to the capital account allocable to the common units. On May 11, 2012, the Company issued an additional 536,645 Class B common units to the Investment Manager reflecting an adjustment based on the deferred fee liability as of March 31, 2012. In connection with the termination of the Investor Services Agreement, the Investment Manager agreed not to sell any of the common units issued as payment for the deferred fee during the one year period following the Termination Date. The Holding Company also provides a $4,000 line of credit to WebBank, which was undrawn as of June 30, 2012.

The Holding Company and its operating businesses may use their available liquidity to make acquisitions of new businesses and other investments, but, the timing and cost of any future investments cannot be predicted. The Company may seek external debt or equity financing and will rely on its existing liquidity to fund corporate overhead expenses and new acquisition opportunities. It may also dispose of existing businesses and investments.

At June 30, 2012, the Holding Company and its consolidated subsidiaries had, in the aggregate, cash and cash equivalents of $237,149 available for operations in the ordinary course of business and for the acquisition of interests in businesses. In addition, a portion of the Holding Company’s investments at fair value, as may be determined from time to time not to be strategic, are also available to be sold and the proceeds of which may be used acquire interests in other businesses and finance operations in the ordinary course.

As of June 30, 2012, SPH’s associated companies, without giving effect to SPH’s ownership share of such companies, had, in the aggregate, approximately $25,562 of cash available for operations in the ordinary course of business and potential acquisition of businesses. SPH does not have control of or access to this cash and marketable securities.

Discussion of Segment Liquidity and Capital Resources

Diversified Industrial

HNH

As of June 30, 2012, HNH’s current assets totaled $195,587, its current liabilities totaled $118,265, and its working capital was $77,322, as compared to working capital of $70,069 as of December 31, 2011.

HNH generated $11,181 of positive cash flow from operating activities in the six months ended June 30, 2012 and $24,343 of cash used in operating activities in the comparable 2011 period. The increase in cash flow from operations was principally attributable to a lower use of working capital during the six months ended June 30, 2012.  SPH's consolidated financial statements reflect pre-tax income from continuing operations of $18,583 and $27,395 relating to HNH for the three and six months ended June 30, 2012, respectively.

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

The ability of H&H Group to draw on its U.S. revolving line of credit under the Wells Fargo Facility (the “First Lien Revolver”) is limited by its borrowing base of accounts receivable and inventory. As of June 30, 2012, HNH’s availability under the First Lien Revolver was $64,400.

During the second quarter of 2012, new U.S. legislation was enacted that significantly reduced the amount of minimum pension plan contributions that HNH expects to make in the next several years. HNH now expects to have required minimum contributions of $7,800 for the remainder of 2012, $10,800, $17,500, $18,000, $16,000, and $59,700 in 2013, 2014, 2015, 2016 and thereafter, respectively. Such required contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

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

Steel Excel

As of June 30, 2012, Steel Excel's working capital was $270,062. Steel Excel's source of liquidity is the cash flows generated by Sun Well, which was acquired on May 31, 2012 (see Note 3 - "Acquisitions" to the SPH financial statements found elsewhere in this Form 10-Q) and its other subsidiaries as well cash, cash equivalents, and marketable securities on hand.

At June 30, 2012, Steel Excel had $259,076 in cash, cash equivalents and marketable securities. The available-for-sale securities included short-term deposits, corporate obligations, United States government securities, and government agencies.

Sun Well entered into a credit agreement with Wells Fargo Bank, National Association in June 2011 that included a $20,000 term loan and a revolving line of credit for up to $5,000.  The term loan is repayable in $1,000 quarterly installments from September 30, 2011 through June 30, 2015.  The balance of the term loan at June 30, 2012 was $15,000, of which $4,000 is shown as a current liability.  Sun Well has no borrowings outstanding on the revolving line of credit at June 30, 2012.

Sun Well uses capitalized lease obligations to fund a portion of its capital acquisitions.  At June 30, 2012, capitalized lease obligations for Sun Well were $1,595 as compared to $1,800 at December 31, 2011.

Steel Excel believes that its cash balances will be sufficient to satisfy its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The consummation of acquisitions in fiscal 2011 and 2012 and the anticipation of additional acquisitions in the future, prevailing economic conditions and/or financial, business and other factors beyond their control could adversely affect our estimates of our future cash requirements. As such, Steel Excel could be required to fund its cash requirements by alternative financing. In these instances, Steel Excel may seek to raise such additional funds through public or private equity or debt financings or from other sources. As a result, Steel Excel may not be able to obtain adequate or favorable equity financing, if needed, due in part to its shares of common stock currently trading on the OTCQB Market. Any equity financing Steel Excel obtains may dilute existing ownership interests, and any debt financing could contain covenants that impose limitations on the conduct of its business. There can be no assurance that additional financing, if needed, would be available on terms acceptable to Steel Excel or at all.

BNS

On May 29, 2012, BNS shareholders approved a sale of Sun Well Services, Inc. as well as a distribution to shareholders and a plan of liquidation, whereby BNS would be dissolved. On May 31, 2012 BNS sold its interest in Sun Well to Steel Excel. The sale proceeds included 2,027,500 shares of Steel Excel common stock and cash of $7,922. On June 18, 2012, BNS completed a distribution to its shareholders, pursuant to shareholder approval noted above, and distributed cash of approximately $10,300 to its minority shareholders and 2,027,500 shares Steel Excel common stock to its majority shareholder. In June 2012, BNS formed a liquidating trust, the BNS Holdings Liquidating Trust (“Liquidating Trust”), assigned its assets and liabilities to the Trust and initiated its dissolution. The Liquidating Trust is owned by the BNS former shareholders, in the same proportion as their former shareholdings. The Liquidating Trust will continue to be included in the consolidated financial statements of SPH, as SPH owns approximately 85% of the Liquidating Trust.

As of June 30, 2012, BNS current assets totaled approximately $5,900 and its current liabilities were approximately $2,300, for a working capital of $3,600 as compared to working capital of $6,200 at December 31, 2011.  The decrease in working capital is due to the sale of Sun Well and the approximate $10,300 cash distribution to its noncontrolling interest holders, partially offset by the cash proceeds received from Steel Excel as part of consideration received in the sale of Sun Well and the promissory note from SPH (see below).

As result of the sale of Sun Well on May 31, 2012, BNS has no debt or capital lease obligations at June 30, 2012.

SPH expects that the Liquidating Trust will be able to fund its activities, consisting of the liquidation of BNS, the liquidation of BNS Company (now BNS LLC) and the costs of operating the Liquidating Trust, in the ordinary course of business over at least the next twelve months with its existing resources. SPH has provided a contingent promissory note to the Liquidating Trust in an amount not to exceed $3,000. This note will only be funded to the extent that the Liquidating Trust is unable to meet its ongoing obligations, including the liquidation of all former BNS assets and liabilities, payment of trust operating expenses and payment of any contingent liabilities.

DGT

At April 28, 2012, its most recent fiscal period reported to the SEC on Form 10-Q, DGT had $43,276 in cash and cash equivalents. As discussed below, on November 3, 2011 DGT received $27,300 in connection with the sale of its Italian subsidiary, Villa Sistemi Medicali S.p.A.("Villa"). DGT’s sources of capital include, but are not limited to, cash flow from operations and short-term credit facilities. DGT believes that available short-term and long-term capital resources are sufficient to fund DGT’s working capital requirements, scheduled debt payments, interest payments, capital expenditures and income tax obligations for the next 12 months.

On September 12, 2011, DGT entered into a share purchase agreement with VIV s.r.l., a limited liability company incorporated under Italian law (“VIV”), pursuant to which DGT agreed to sell all of the shares of Villa, its medical and dental imaging systems segment, to VIV, subject to the terms and conditions set forth therein. The sale was consummated on November 3, 2011. As a result, the operations of Villa are reflected as discontinued operations in our consolidated financial statements for the period from July 5, 2011. In conjunction with the sale, immediately prior to the sale, Villa paid a dividend to DGT in the amount of $4,538. In consideration for the sale of the shares of Villa to VIV, DGT received $22,761 in cash and an unsecured subordinated promissory note (the “Note”) made by VIV in the amount of €500. The Note has a term of 5 years with interest accruing at a rate of 6% per annum beginning 18 months after issuance. The Note may be prepaid at any time and if prepayment in full occurs during the first 18 months following the date of issuance, the total principal amount will be reduced to €400. Payment of the Note is subordinated to the repayment of the loan extended to VIV by Banca Intesa to provide financing for the Villa Sale.

On June 6, 2012, DGT, along with RFI, entered into an asset purchase agreement whereby DGT has agreed to sell its power conversion business, which is currently operated by RFI, for a purchase price of $12,500 (subject to a potential working capital adjustment), payable in cash. $1,250 of the Purchase Price is to be held in escrow to serve as security for payments in satisfaction of certain of DGT's indemnification obligations and $237 of the Purchase Price is to be held in escrow to cover any potential net working capital adjustment.  The Purchaser has also agreed to lease the RFI facility in Bay Shore, New York following the Asset Sale. See Note 23 - "Subsequent Events" for further information.

Financial Services

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations such as certificate of deposit maturities and to fund customer credit needs. WebBank had $100,219 and $77,285 in cash at the Federal Reserve Bank and in its Fed Funds account at its correspondent bank at June 30, 2012 and December 31, 2011, respectively. WebBank had $6,500 and $5,500 in lines of credit from its correspondent banks at June 30, 2012 and December 31, 2011, respectively. WebBank had $2,188 and $2,115 available from the Federal Reserve discount window at June 30, 2012 and December 31, 2011, respectively. Additionally, WebBank has available a $4,000 line of credit from the Holding Company at June 30, 2012 and December 31, 2011. WebBank had a total of $112,907 and $88,900 in cash, lines of credit, and access to the Federal Reserve Bank discount window at June 30, 2012 and December 31, 2011, respectively, which represents approximately 83% and 71%, respectively, of WebBank's total assets.
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

On April 11, 2012, the Company and the Investment Manager terminated the Investor Services Agreement, dated as of July 15, 2009, by mutual consent. As a result of the termination of the Investor Services Agreement the full amount in the Deferred Fee Liability became immediately payable - see Note 14 - "Related Party Transactions".   The deferred fees were recorded as a liability by the Company with a fair value of approximately $70,508 as of March 31, 2012.  Instead of receiving the deferred fee in cash, the Investment Manager elected for the total amount to be paid in common units of the Company.  Under the Deferred Fee Agreement, the number of common units issued was determined by applying a 15% discount to the market price of the common units.  As a result, 6,403,002 Class B common units were issued to the Investment Manager on April 11, 2012, subject to adjustment as of March 31, 2012. On May 11, 2012, the Company issued an additional 536,645 Class B common units to WGL reflecting an adjustment based on the deferred fee liability as of March 31, 2012.

There were no other material changes in our contractual obligations or any other liabilities reflected on our consolidated balance sheet as of June 30, 2012 as compared to those reported in our 2011 Form 10-K.

Off-Balance Sheet Risk

We have off-balance sheet risk related to certain financial instruments, including futures and undisbursed loan commitments. For additional information regarding these arrangements, refer to Note 8 - “Financial Instruments,” to the consolidated financial statements contained in this Form 10-Q.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2012 compared to those reported in our 2011 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Company’s exposure to market risk during the first six months of 2012. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2012 our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 14, 2012	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ James F. McCabe, Jr.
James F. McCabe, Jr.
Chief Financial Officer
(Principal Accounting Officer)