Form 10-Q
period 2012-09-30
STEEL PARTNERS HOLDINGS L.P.
filed 2012-11-14
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the Registrant’s common units as of November 9, 2012 was 30,777,040.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands except common units)

	September 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$185,489	$127,027
Restricted cash	27,161	23,736
Marketable securities	192,878	—
Trade and other receivables (net of allowance for doubtful accounts of $2,660 in 2012 and $2,465 in 2011)	121,430	88,873
Receivable from related parties	351	116
Loans receivable, net	34,902	34,820
Inventories, net	54,670	51,982
Deferred income taxes	19,841	20,038
Prepaid and other current assets	25,342	16,016
Assets held for sale	42,289	43,587
Total current assets	704,353	406,195
Long-term loans receivable, net	9,577	8,942
Goodwill	59,635	42,797
Other intangibles, net	144,258	130,942
Deferred income taxes	65,773	70,625
Other non-current assets	20,265	22,143
Investments at fair value	138,007	150,020
Property, plant and equipment, net	183,840	127,308
Investments in associated companies	46,212	128,218
Other investments at fair value - related party	11,148	42,653
Total Assets	$1,383,068	$1,129,843

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands except common units)
(continued)

	September 30, 2012	December 31, 2011
LIABILITIES AND CAPITAL	(unaudited)
Current liabilities:
Accounts payable	$48,894	$37,151
Accrued liabilities	56,512	40,597
Financial instruments	24,733	23,736
Deposits	41,649	38,293
Payable to related parties	2,435	4,930
Current portion of deferred fee liability to related party	—	1,107
Short-term debt	20,206	24,168
Current portion of long-term debt	8,606	8,531
Deferred income taxes	910	736
Other current liabilities	3,445	3,239
Liabilities held for sale	1,002	16,349
Total current liabilities	208,392	198,837
Long-term deposits	33,370	56,589
Deferred fee liability to related party	—	57,640
Long-term debt	121,020	130,955
Accrued pension liability	168,201	186,212
Deferred income taxes	11,999	6,231
Other liabilities	24,603	12,959
Total Liabilities	567,585	649,423
Commitments and Contingencies	—	—
Capital:
Partners’ capital common units: 31,814,312 and 25,183,039 issued and outstanding (after deducting 3,117,099 and 2,808,725 held in treasury, at cost of $51,799 and $48,099) at September 30, 2012 and December 31, 2011, respectively.	555,748	427,534
Accumulated other comprehensive loss	3,580	(11,737)
Total Partners’ Capital	559,328	415,797
Noncontrolling interests in consolidated entities	256,155	64,623
Total Capital	815,483	480,420
Total Liabilities and Capital	$1,383,068	$1,129,843

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands except units and per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue
Diversified industrial net sales	$199,713	$187,915	$582,688	$542,068
Financial services revenue	5,384	3,862	13,519	10,199
Investment and other income	8	17	133	824
Net investment (losses) gains	(609)	(19,432)	15,661	(8,455)
Total revenue	204,496	172,362	612,001	544,636
Costs and expenses
Diversified industrial cost of goods sold	140,590	136,211	411,782	398,714
Selling, general and administrative expenses	45,797	34,564	132,464	103,879
Asset impairment charges	1,410	—	1,410	—
Finance interest expense	235	449	948	1,214
(Recovery of) provision for loan losses	(78)	128	(322)	192
Interest expense	3,100	3,034	10,104	8,488
Realized and unrealized loss (gain) on derivatives	1,134	682	(407)	936
Management fees - related party	2,025	2,139	5,327	6,357
(Decrease) Increase in deferred fee liability to related party	—	(10,007)	11,448	(6,708)
Other income	(287)	(7,376)	(1,171)	(7,375)
Total costs and expenses	193,926	159,824	571,583	505,697
Income from continuing operations before income taxes and equity method income (loss)	10,570	12,538	40,418	38,939
Income tax (provision) benefit	(2,973)	(2,192)	(21,636)	2,091
Income (loss) from equity method investments and investments held at fair value:
(Loss) Income of associated companies, net of taxes	(3,235)	(14,755)	25,384	86
Income (Loss) from other investments - related party	586	(2,666)	(8,424)	(11,855)
Income (Loss) from investments held at fair value	3,887	(519)	12,865	(2,075)
Net income (loss) from continuing operations	8,835	(7,594)	48,607	27,186
Discontinued operations:
Income (Loss) from discontinued operations, net of taxes	234	159	1,012	(574)
(Loss) Gain on sale of discontinued operations, net of taxes	—	(401)	2,585	2,179
Income (Loss) from discontinued operations	234	(242)	3,597	1,605
Net income (loss)	9,069	(7,836)	52,204	28,791
Net (income) loss attributable to noncontrolling interests in consolidated entities:
Continuing operations	(5,423)	(4,684)	(11,240)	(15,233)
Discontinued operations	(159)	131	(1,744)	(861)
	(5,582)	(4,553)	(12,984)	(16,094)
Net income (loss) attributable to common unitholders	$3,487	$(12,389)	$39,220	$12,697
Net income (loss) per common unit - basic
Net income (loss) from continuing operations	$0.11	$(0.49)	$1.27	$0.47
Net income (loss) from discontinued operations	—	(0.01)	0.06	0.03
Net income (loss) attributable to common unitholders	$0.11	$(0.50)	$1.33	$0.50
Net income (loss) per common unit - diluted
Net income (loss) from continuing operations	$0.11	$(0.75)	$1.27	$0.18
Net income (loss) from discontinued operations	—	—	0.06	0.03
Net income (loss) attributable to common unitholders	$0.11	$(0.75)	$1.33	$0.21
Weighted average number of common units outstanding - basic	31,814,312	25,230,679	29,402,343	25,249,817
Weighted average number of common units outstanding - diluted	31,841,487	29,570,563	29,429,518	29,200,146

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands except units and per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net (loss) income	$9,069	$(7,836)	$52,204	$28,791
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities (a)	19,499	(12,714)	13,275	(15,975)
Currency translation adjustment	901	(1,622)	(895)	(592)
Other comprehensive loss	20,400	(14,336)	12,380	(16,567)
Comprehensive income (loss)	29,469	(22,172)	64,584	12,224
Comprehensive income (loss) attributable to non-controlling interests	(7,407)	(3,577)	(10,047)	(15,403)
Comprehensive income (loss) attributable to common unit holders	22,062	(25,749)	$54,537	$(3,179)

(a) Includes a net tax provision of $(2,049) and $0 for the three months ended September 2012 and 2011, respectively, and a net tax benefit of $3,843 and $0 for the nine months ended September 30, 2012 and 2011, respectively.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$52,204	$28,791
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net investment gains	(15,661)	8,455
(Recovery of) Provision for loan losses	(322)	192
Income of associated companies	(25,384)	(86)
Loss from other investments - related party	8,424	11,855
(Income) Loss from investments held at fair value	(12,865)	2,075
Gain on sale of discontinued operations	(2,585)	(2,179)
Depreciation and amortization	22,409	18,625
Non-cash income from derivatives	—	(429)
Reclassification of net cash settlements on derivative instruments	133	1,366
Stock based compensation	5,374	2,853
Deferred income taxes	15,302	3,090
Income tax benefit from release of deferred tax valuation allowance	—	(9,915)
Bargain purchase gain	—	(8,978)
Other	2,271	3,068
Net change in operating assets and liabilities:
Receivables	(14,558)	(29,705)
Receivables from related parties	238	1,347
Inventories	(2,510)	(6,973)
Prepaid and other assets	(3,540)	301
Accounts payable, accrued and other liabilities	(7,699)	(17,114)
Payable to related parties	(4,335)	(1,709)
Increase (decrease) in deferred fee liability to related party	11,448	(6,708)
Net increase in loans held for sale	(1,332)	(7,600)
Net cash provided by (used in) operating activities of discontinued operations	1,350	(3,996)
Net cash provided by (used in) operating activities	28,362	(13,374)
Cash flows from investing activities:
Purchases of investments	(164,550)	(298,438)
Proceeds from sales of investments	211,125	166,424
Net decrease in loans receivable	937	2,194
Purchases of property and equipment	(25,871)	(14,055)
Reclassification of restricted cash	(997)	126,102
Net cash settlements on derivative instruments	(133)	(1,366)
Proceeds from sale of assets	5,889	—
Acquisitions, net of cash acquired	45,848	(39,533)
Purchase of subsidiary shares from noncontrolling interests	(4,616)	(8,827)
Investments in associated companies	(16,567)	(14,690)
Proceeds from sales of discontinued operations	22,194	26,499
Other	994	1,748
Net cash provided by (used in) investing activities	74,253	(53,942)

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows (continued)
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from financing activities:
Common unit cash distributions	—	(29,869)
Repurchases of Subordinated Notes	(5,279)	—
Net revolver borrowings	(4,728)	(40,415)
Proceeds from term loans	1,838	69,000
Net borrowings of term loans - foreign	1,811	(724)
Repayments of term loans - domestic	(6,778)	(11,878)
Return of capital paid to noncontrolling interest holders	(10,316)	—
Net change in overdrafts	2,322	3,215
Net (decrease) increase in deposits	(19,863)	32,626
Other	(3,279)	(3,011)
Net cash (used in) provided by financing activities	(44,272)	18,944
Net change for the period	58,343	(48,372)
Effect of exchange rate changes on cash and cash equivalents	119	(6)
Cash and cash equivalents at beginning of period	127,027	180,684
Cash and cash equivalents at end of period	$185,489	$132,306
Cash paid during the period for:
Interest	$10,588	$10,125
Taxes	$5,748	$4,553
Non-cash investing activities:
Reclassification of investment in associated company to cost of an acquisition	$137,532	$34,066
Net (increase) decrease in restricted cash from purchase of foreign currency financial instruments	$(260)	$120,277
Net transfers between loans and other assets	$—	$570
Purchase of equipment through capital lease obligations	$—	$969
Non-cash financing activities:
Obligation to repurchase Subordinated Notes	$(913)	$—
Common units issued for directors compensation	$—	$275

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(unaudited)
(dollars in thousands except per unit data)

	Common	Accumulated Other Comprehensive	Treasury Units		Partners’		Non-controlling	Total
	Units	Loss	Units	Dollars	Capital	Total	Interests	Capital
Balance at December 31, 2011	27,991,764	$(11,737)	(2,808,725)	$(48,099)	$427,534	$415,797	$64,623	$480,420
Net income	—	—	—	—	39,220	39,220	12,984	52,204
Unrealized gain on available-for-sale investments	—	15,770	—	—	—	15,770	(2,495)	13,275
Currency translation adjustment	—	(453)	—	—	—	(453)	(442)	(895)
Deferred fee liability settlement	6,939,647	—	—	—	70,195	70,195	—	70,195
Steel Excel Acquisition	—	—	—	—	—	—	189,598	189,598
Return of capital to noncontrolling interest holders	—	—	—	—	—	—	(10,316)	(10,316)
Excess of fair value received over carrying value of Sun Well in the Steel Excel Acquisition	—	—	—	—	22,278	22,278	3,959	26,237
Subsidiary's purchases of the Company's Common Units	—	—	(308,374)	(3,700)	(3,700)	(3,700)	—	(3,700)
Purchases of subsidiary shares, net of issuances	—	—	—	—	(1,198)	(1,198)	(1,756)	(2,954)
Other, net	—	—	—	—	1,419	1,419	—	1,419
Balance at September 30, 2012	34,931,411	$3,580	(3,117,099)	$(51,799)	$555,748	$559,328	$256,155	$815,483

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
The Company operates through consolidated subsidiaries and associated companies, which represent significant equity interests in operating businesses. SPH also owns interests directly and indirectly in other companies. As of September 30, 2012, the Company's operations are conducted primarily through its Diversified Industrial and Financial Services segments. The Company also reports certain other investments and investment activity and unallocated corporate expenses within its Corporate segment.
Steel Partners Holdings GP Inc. (“SPH GP”), a Delaware corporation, is the general partner of SPH and is wholly-owned by SPH. Until December 31, 2011, Steel Partners LLC (“SPLLC”) was the manager of SPH (the “Manager”). Effective January 1, 2012, SPLLC assigned its interests in the management agreement to SP General Services LLC (“SPGS”), formerly an affiliate of SPLLC. The unitholders of SPH have limited liability with respect to their interest in the Company. (See Note 14 - "Related Party Transactions" for additional information).
Basis of Presentation

The consolidated financial statements include the consolidated financial results of SPH, WebFinancial Holding Corporation (“WebFinancial”), Handy & Harman Ltd. (“HNH”), BNS Holding, Inc. (“BNS”), DGT Holdings Corp. (“DGT”), Steel Excel Inc. ("Steel Excel") and SPH Services, Inc. ("SPH Services"). Acquired companies are presented from their dates of acquisition (see Note 3 - "Acquisitions" for information on acquisition activity. Steel Excel was acquired on May 31, 2012. The consolidated statement of operations for the nine months of 2012 includes 4 months of Steel Excel's results of operations. DGT’s financial statements are recorded on a two-month lag, and as a result the statement of operations for the three and nine months ended September 30, 2012 includes DGT’s activity for its three and nine months ended July 31, 2012. In 2011, BNS changed its fiscal year end from October 31 to December 31. The nine months ended September 30, 2011 includes two additional months for BNS, November and December of 2010.

On August 16, 2012, DGT completed the sale of its RFI subsidiary's Power Conversion assets and operations. The results and operations of RFI are presented as discontinued operations in SPH's financial statements for all periods presented in this Form 10-Q. (See Note 4 - "Assets and Liabilities Held For Sale").

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

In the opinion of the Company, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

As a result of the transaction, Steel Excel became a majority-owned controlled subsidiary and is consolidated with SPH from that date. Prior to obtaining a controlling interest on the Acquisition Date, SPH owned 4,584,399 shares of Steel Excel (42.0% of the outstanding shares), which were acquired beginning July 15, 2009 and were accounted for under the equity method at fair value. The additional shares of Steel Excel acquired on the Acquisition Date brought the total number of shares owned by SPH to 6,611,899, representing 51.1% of the outstanding shares of Steel Excel.
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
The Company's previously held equity interest and the noncontrolling interest in Steel Excel were valued at $30 per share, which is the fair value of Steel Excel shares specified in the Share Acquisition Agreement. The fair value of Steel Excel's total equity was based on preliminary valuations using the market and income approaches.
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
The Company utilized a third-party appraiser to assist in assessing the fair value of Steel Excel's equity, and in allocating the purchase price to the fair value of the assets acquired and liabilities assumed. Key assumptions in the valuation include (1) weighted average cost of capital rates of 17%, (2) a terminal value based on long-term sustainable growth rates of 3%, and (3) financial multiples of companies deemed to be similar to Steel Excel.
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
Estimates of fair value are based on industry data and trends and by reference to relevant market rates and transactions, and discounted cash flow valuation methods, among other factors. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond our reasonable control. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuations and complete the purchase price allocations as soon as practicable but no later than one year from the acquisition date. Future adjustments may result from:

•	Completion of valuation reports associated with long-lived tangible and intangible assets which may result in further adjustments or recording of additional assets or liabilities;

•	Adjustments to deferred tax assets and liabilities, which may be based upon additional information, including adjustments to fair value estimates of underlying assets or liabilities; or

•	Adjustments to the fair value of the non-cash consideration received for Steel Excel.

The following table summarizes the consideration paid for the controlling interest in Steel Excel:

Consideration Paid

Acquisition-date fair value of previously held equity interest	$137,532
Fair value of SWH transferred to Steel Excel	68,747
Less: cash received from Steel Excel for SWH	(7,922)
Total	$198,357

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

The following table summarizes the preliminary estimates of the fair values of the assets acquired and liabilities assumed at the Acquisition Date and the fair value of the noncontrolling interest in Steel Excel on the Acquisition Date:

Amount
Assets:
Cash and cash equivalents	$45,360
Marketable securities	217,526
Accounts receivable	23,435
Prepaid expenses and other current assets	3,129
Property, plant and equipment	75,021
Goodwill	41,675
Identifiable intangible assets	29,493
Other assets	4,040
Total assets acquired	$439,679

Liabilities:
Accounts payable and accrued liabilities	$10,842
Debt	17,968
Other long-term liabilities	22,914
Total liabilities assumed	51,724
Fair value of non-controlling interests	189,598
Net assets acquired	$198,357

The goodwill of $41,675 arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Sun Well and Steel Excel's oilfield services operations. All of the goodwill was assigned to the Company's Diversified Industrial segment. None of the goodwill recognized is expected to be deductible for income tax purposes.
The valuation of the intangible assets acquired and related amortization periods are as follows:

	Amount	Amortization Period (Years)
Products and customer relationships	$22,891	5 to 10 Years
Trademarks	4,990	Indefinite
Trademarks	900	5 to 7 Years
Favorable lease	47	2 Years
Non-compete agreement	469	5 Years
Other	196
Total identifiable intangible assets	$29,493

The fair values of the acquired identifiable intangible assets and their amortization period are provisional pending receipt of the final valuations for those assets. The estimated amortization of intangibles from the acquisition will be approximately $1,100 for the remaining three months of 2012, and will be approximately $3,600 in 2013, $2,900 in 2014, $2,500 in 2015 and $2,000 in 2016.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Accounts receivable substantially represents the gross amount due and expected to be collected.
For the period from the Acquisition Date through September 30, 2012, revenues and pretax income from continuing operations reported in the consolidated financial statements relating to Steel Excel were $45,487 and $$6,653, respectively.
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

•
On March 23, 2011, a subsidiary of HNH acquired, for $8,500, certain assets and assumed certain liabilities of Tiger Claw, Inc. (“Tiger Claw”), a company that, among other businesses, develops and manufactures hidden fastening systems for deck construction. HNH believes this acquisition enhances its product offerings of fastening systems for deck construction. Revenue and net income of Tiger Claw in the Consolidated statement of operations from March 23, 2011 through September 30, 2011 are $3,700 and $800, respectively.

•
On February 2, 2011, BNS acquired all of the capital stock of SWH for $50,463 in cash. SWH owns all of the capital stock of Sun Well, its sole asset. Sun Well is a work-over rig provider to oil and gas exploration companies throughout the Williston Basin in North Dakota. SWH was acquired to further the Company's position as a global diversified holding company. Revenue and net income of SWH included in the Consolidated statement of operations for the three and nine months ended September 30, 2011 are $8,292 and $1,408, and $13,370 and $2,911, respectively.

The following unaudited pro forma results of operations for the nine months ended September 30, 2012 and 2011 assumes that the acquisitions made in 2012 and 2011 occurred at the beginning of 2011. This unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of 2011, nor of the results that may be reported in the future.

	Nine Months Ended
	September 30,
	2012	2011
Revenue	$643,173	$593,761
Net income attributable to common unitholders	39,984	25,123
Net income per common unit - basic	1.36	1.00
Net income per common unit - diluted	1.36	0.63

4. ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities held for sale at September 30, 2012 consists of DGT's RFI subsidiary's former power conversion assets and liabilities, the Company's direct and indirect investments in Barbican Group Holding Ltd ("Barbican") and its investment in the Series B Liquidating Trust that holds preference shares and ordinary shares in Barbican (see note 6 - "Investments"). The December 31, 2011 assets and liabilities held for sale relate to RFI and Villa Sistemi Medicali S.p.A. (“Villa”).

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

	September 30,	December 31,
	2012	2011
Assets held for sale:
Cash and cash equivalents	$—	$—
Trade and other receivables	1,332	14,622
Inventories	1,720	13,197
Other current assets	73	1,818
Other intangibles, net	4,217	12,868
Property, plant and equipment, net	423	1,033
Other assets (a)	34,524	49
Total assets	$42,289	$43,587
Liabilities held for sale:
Trade payables and accrued liabilities	$—	$7,486
Other current liabilities	1,002	7,021
Other liabilities	—	1,842
Total liabilities	$1,002	$16,349
(a) 2012 amount represents the Company's direct and indirect investment in Barbican Group Holdings Limited and its subsidiaries ("Barbican") and the Company’s interest in the series of the SPII Liquidating Trust that holds preference shares and ordinary shares in Barbican that were sold in the fourth quarter of 2012. See Note 6 - "Investments" and Note 23 - "Subsequent Events" for additional information.

Summary results for our discontinued operations included in the Company's Consolidated Statements of Operations are detailed in the table below. Discontinued operations for the three and nine months ended September 30, 2012 includes the operations of RFI and Villa through their respective sale dates as well as the gain on sale of Villa (see discussion below). Discontinued operations for the three and nine months ended September 30, 2011 includes RFI, Villa and various HNH discontinued operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales	$8,836	$7,692	$14,158	$23,487
Net income (loss)	234	159	1,012	(574)
Gain (loss) after taxes and noncontrolling interests	72	101	520	(312)
(Loss) Gain on sale of discontinued operations after taxes and noncontrolling interests	—	(212)	1,331	1,056

DGT’s Discontinued Operations

Sale of RFI

After obtaining the required two-thirds vote approval by its shareholders on August 16, 2012, DGT completed the sale of its Power Conversion business operated by RFI to EMS Development Corporation (“EMS”), a New York corporation and an affiliate of Ultra Electronics Defense, Inc. (“UEDI”). In consideration for the sale of RFI, EMS paid an aggregate of $12,500 in cash. $1,250 of such amount is being held in escrow to serve as security for payments in satisfaction of certain of DGT’s and RFI’s indemnification obligations and $237 is being held in escrow to cover any potential net working capital adjustment. DGT retained the RFI facility and entered into a lease with EMS. The lease has a term of 5 years, with payments of $33 per month net to RFI, terminable by EMS, as the tenant, upon 30 days prior written notice. SPH's net gain on the sale of RFI, which will be recorded in SPH's fourth quarter of 2012 due to the recording of DGT's results of operations on a two-month lag, is expected be approximately $3,800.

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

In consideration for the sale of the shares of Villa to VIV, DGT received $22,761 in cash of net proceeds and an unsecured subordinated promissory note (the “Note”) made by VIV in the amount of €500 (initially valued at $688). The Note has a term of 5 years with interest accruing at a rate of 6% per annum beginning 18 months after issuance. The Note may be prepaid at any time and if prepayment in full occurs during the first 18 months following the date of issuance, the total principal amount will be reduced to €400. Payment of the Note will be subordinated to the repayment of the loan extended to VIV by Banca Intesa to provide financing for the Villa sale. DGT also repurchased 28,104 shares of common stock from two employees of Villa for $820. DGT also received, as part of the transaction, a dividend of cash held by Villa as of the closing date in the amount of $4,538. SPH’s net after-tax gain on the sale of Villa, which was recorded in SPH’s nine months ended September 30, 2012, was $2,585.

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

On February 4, 2011, Arlon LLC (“Arlon”), an indirect wholly-owned subsidiary of HNH, sold substantially all of its assets and existing operations located primarily in the State of California related to its Adhesive Film Division for an aggregate sale price of $26,543. Net proceeds of approximately $24,200 from this sale were used to repay indebtedness under HNH’s revolving credit facility. A gain on the sale of these assets of $7,782 was recorded.

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

The total gain as a result of these asset sales of $2,179, net of tax, is reported in discontinued operations on the consolidated statements of operations for the nine months ended September 30, 2011.

5. INVESTMENTS IN ASSOCIATED COMPANIES

The following table provides combined summarized data with respect to the investments that were classified as associated companies and accounted for on the equity method as of September 30, 2012 and December 31, 2011.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

	September 30,	December 31,
	2012	2011
Investments in associated companies:
CoSine	$6,760	$6,944
Fox & Hound	24,701	—
SL Industries, Inc.	14,751	16,049
Steel Excel (a)	—	105,225
	$46,212	$128,218
Summary of balance sheet amounts:
Current assets	$99,309	$443,740
Noncurrent assets	253,786	55,540
Total assets	$353,095	$499,280
Current liabilities	$67,333	$39,727
Noncurrent liabilities	169,119	26,504
Total liabilities	236,452	66,231
Parent equity	116,643	433,049
Total liabilities and equity	$353,095	$499,280

(a) Steel Excel is consolidated as of June 1, 2012. See Note 3 - "Acquisitions."

The summary income statement amounts in the table below include results for Steel Excel for the period from January 1 through the date of acquisition in 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Summary income statement amounts:
Revenue	$112,916	$—	$369,582	$230,276
Gross profit	17,206	—	54,697	63,591
Income (loss) from continuing operations	(3,541)	(182)	(4,748)	9,857
Net income (loss) after noncontrolling interests	(4,033)	(182)	(12,749)	21,166
Amounts recognized in the consolidated financial statements:
SPH share of net loss	(59)	(235)	(235)	(230)
Unrealized (loss) gain on associated companies accounted for at fair value	(3,176)	(14,520)	25,619	316
SPH’s equity in other comprehensive income	—	456	—	857

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

SPH’s associated companies accounted for under the equity method as of December 31, 2011 and September 30, 2012 are as follows:

CoSine

At September 30, 2012 and December 31, 2011, SPH owned 4,779,721 shares (46.8% of the outstanding shares) of CoSine, a publicly traded company which is seeking to acquire one or more new businesses. The investment in CoSine is reported on the equity method with an investment carrying value of $6,760 and $6,944 as of September 30, 2012 and December 31, 2011, respectively. SPH recorded a loss of $59 and $235 as its share of CoSine net loss for three and nine months ended September 30, 2012, respectively, and $2 and $51 as its share of capital changes for the three and nine months ended September 30, 2012, respectively. SPH recorded a loss of $87 and $385 as its share of CoSine net loss for the three and nine months ended September 30, 2011, respectively. The aggregate market value of the Company’s interest in CoSine was $9,225 at September 30, 2012 and $9,320 December 31, 2011.

Fox & Hound

On March 19, 2012, the Company invested $10,923 to acquire an indirect interest in Fox & Hound as part of a recapitalization which involved the issuance by Fox & Hound of new common equity in conjunction with a long-term refinancing of Fox & Hound's debt. As a result of the transaction, as of September 30, 2012 the Company had an indirect ownership interest (including our indirect interest through the Steel Partners II Liquidating Series Trust ("SPII Liquidating Trust") - Series D) in Fox & Hound of 43.6%. The Company elected to record its investment in Fox & Hound on the equity method at fair value in order to more appropriately reflect the value of Fox & Hound in its financial statements. The fair value of our investment in Fox & Hound was $24,701 as of September 30, 2012. SPH recorded an unrealized (loss) gain in the consolidated statement of operations of $(4,860) and $13,778 on its indirect investment in Fox & Hound for the three and nine months ended September 30, 2012, respectively. Fox & Hound's recapitalization diluted our indirect investment in Fox & Hound Restaurant Group ("F&H") through the SPII Liquidating Trust - Series D, which is included in Other investments at fair value - related party on our consolidated balance sheet, which resulted in an unrealized loss of $11,200 in the first quarter of 2012 in the consolidated statement of operations. See Note 6 - "Investments", for additional information.
SLI

At September 30, 2012 and December 31, 2011, SPH owned 24.0% and 21.7%, respectively, of the shares of SLI, a publicly traded company that designs, manufactures and markets power electronics, motion control, power protection and specialized communication equipment. The investment in SLI is reported on the equity method at fair value with an investment carrying value of $14,751 and $16,049 as of September 30, 2012 and December 31, 2011, respectively. SPH recorded an unrealized gain (loss) in the consolidated statement of operations of $1,684 and $(6,214) on its investment in SLI for the three months ended September 30, 2012 and 2011, respectively. SPH recorded an unrealized loss in the consolidated statement of operations of $1,298 and $594 on its investment in SLI for the nine months ended September 30, 2012 and 2011, respectively.

Steel Excel

During the second quarter of 2012, SPH acquired an additional 2,227,500 shares of Steel Excel, a publicly traded company. As a result SPH gained ownership of 51.1%% of the outstanding shares and Steel Excel became a majority-owned controlled subsidiary (for additional information on the transaction between Steel Excel and BNS, see Note 3 - "Acquisitions"). Steel Excel owns several oilfield services companies and is seeking to acquire additional business operations. The identification of new business operations includes, but is not limited to, the oilfield servicing, sports, training, education, entertainment, and lifestyle businesses. Prior to becoming a majority-owned controlled subsidiary, the investment in Steel Excel was reported on the equity method at fair value. SPH recorded an unrealized loss in the consolidated statement of operations of $0 and $13,881 on its investment in Steel Excel for the three months ended September 30, 2012 and 2011, respectively. SPH recorded an unrealized gain (loss) in the consolidated statement of operations of $13,139 and $(10,112) on its investment in Steel Excel for the nine months ended September 30, 2012 and 2011, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

SPH’s investments in associated companies accounted for under the equity method prior to December 31, 2011 also included:

API

Effective December 31, 2011, the Company determined that it no longer had significant influence over the operating and financial polices of API Group LLC ("API"). The Company discontinued the equity method of accounting for API and began classifying API as Investments at fair value and will continue to report changes in fair value in the consolidated statement of operations. During 2011, prior to its reclassification to Investments at fair value, the investment in API was reported on the equity method at fair value. SPH recorded unrealized gains in the consolidated statement of operations of $5,575 and $11,022 for the three and nine months ended September 30, 2011, respectively. API is a Level 1 investment measured and reported at fair value (See Note 7 – “Fair Value Measurements” for additional information).

DGT

On July 5, 2011, SPH purchased 193,305 DGT shares for cash on the open market for $1,933 which brought total shares owned by SPH to 1,977,023 (51.1% of the outstanding shares), and DGT became a majority-owned controlled subsidiary. DGT’s accounts are consolidated with the accounts of SPH from July 5, 2011 and accordingly, SPH’s investment in DGT was been removed from investments in associated companies as of that date. Prior to SPH acquiring a controlling interest the investment in DGT was reported on the equity method. SPH recorded a loss of $149 and income of $213 as its share of DGT net income and $0 and $(261) as its share of capital changes including other comprehensive income/loss for the three and nine months ended September 30, 2011, respectively.

JPS

Effective December 31, 2011, the Company determined that it no longer had significant influence over the operating and financial polices of JPS Industries, Inc. ("JPS"). The Company discontinued the equity method of accounting for JPS and began classifying JPS as an available for sale security included in Investments at fair value in the consolidated balance sheet. Prior to its reclassification as an available for sale security, the investment in JPS was reported on the equity method. The Company did not record any income/loss or capital changes for JPS in the three and nine months ended September 30, 2011.

Other

The Company also has an investment in a Japanese real estate partnership. The Company did not record any income/loss or capital changes for this investment in the three and nine months ended September, 30 2011.

During the fourth quarter of 2011, the Company determined that it did not have significant influence over the operating and financial policies of the partnership. Therefore, effective December 31, 2011, the Company discontinued the equity method of accounting and began classifying this investment as an investment at cost with a value of $5,156 included in Other non-current assets in the December 31, 2011 Consolidated Balance Sheet. The Company recorded an impairment of $580 for the three and nine months ended September 30, 2012 which is included in Asset impairment charges in the Consolidated Statements of Operations. As of September 30, 2012, this investment was recorded at $4,576, and included in Other non-current assets in the consolidated balance sheet.

6. INVESTMENTS

A. Short-Term Investments

Marketable Securities

The Company's marketable securities portfolio resulted from the acquisition of Steel Excel on May 31, 2012. Steel Excel's investment policy focuses on three objectives: to preserve capital, to meet liquidity requirements, and to maximize total return. The investment policy establishes minimum ratings for each classification of investments when purchased and investment concentration is limited to minimize risk. The policy also limits the final maturity on any investment and the overall duration of the portfolio. During the nine-month period ended September 30, 2012, Steel Excel's Board of Directors executed a written

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

consent permitting the investment of up to $10,000 in publicly traded companies engaged in certain oilfield servicing, energy services, and related businesses, which is an exception to the investment policy. Additional exceptions to the investment policy may be approved in the future. Given the overall market conditions, the Company regularly reviews its investment portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis and proper valuation.

The Company’s portfolio of marketable securities at September 30, 2012 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
September 30, 2012
Available for sale securities
Short-term deposits	$56,411	$—	$—	$56,411
Mutual funds	10,000	900	—	10,900
United States government securities	97,787	17	(34)	97,770
Government agencies	455	—	—	455
Equity securities	17,535	501	(899)	17,137
Commercial paper	22,059	14	(2)	22,071
Corporate obligations	43,963	473	—	44,436
Total marketable securities	248,210	1,905	(935)	249,180
Amounts classified as cash equivalents	(56,302)	—	—	(56,302)
Amounts classified as marketable securities	$191,908	$1,905	$(935)	$192,878

The Company’s investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the periods ended September 30, 2012 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market.

The Company sold $150,372 of marketable securities for the nine months ended September 30, 2012. Gross gain of $0 and gross losses of $39 were recognized for the three and nine months ended September 30, 2012, respectively. These gains and losses are included in Other Income on the Consolidated Statement of Operations.

The amortized cost and estimated fair value of investments in available-for-sale securities as of September 30, 2012, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
Mature in one year or less	$221,721	$222,280
Mature after one year through three years	17,787	17,884
Mature after three years	8,702	9,016
	$248,210	$249,180

B. Long-Term Investments

Investments at Fair Value

Investments at fair value at September 30, 2012 include available for sale securities of $111,431 and other investments held at fair value of $26,576. Investments at fair value at December 31, 2011 include available for sale securities of $120,579 and

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

other investments held at fair value of $29,441. For additional information see below and Note 7 - "Fair Value Measurements."

Available-for-Sale-Securities

Available-for-sale securities by industry classification at September 30, 2012 and December 31, 2011 are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
September 30, 2012
Equity securities - U.S.
Computer Software and Services	$4,447	$226	$(1,056)	$3,617
Aerospace/Defense	11,675	28,002	—	39,677
Manufacturing	16,278	13,169	—	29,447
Restaurants	5,974	8,036	—	14,010
Other	27,108	443	$(2,871)	24,680
Total available-for-sale securities	$65,482	$49,876	$(3,927)	$111,431
December 31, 2011
Equity securities - U.S.
Computer Software and Services	$27,649	$3,132	$(2,146)	$28,635
Aerospace/Defense	10,746	10,884	—	21,630
Manufacturing	16,495	14,960	—	31,455
Restaurants	5,974	3,390	—	9,364
Other	21,600	8,754	(859)	29,495
Total available-for-sale securities	$82,464	$41,120	$(3,005)	$120,579

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Investment information is summarized below for available-for-sale securities included in non-current assets:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Proceeds from sales	$580	$41,634	$29,317	$122,064
Gross gains from sales	$73	$2,426	2,985	17,025
Gross losses from sales	—	(1,932)	—	(2,439)
Net investment gain	$73	$494	$2,985	$14,586
Change in net unrealized holding gains (losses) included in other comprehensive income	$19,732	$(12,714)	$7,007	$(15,679)

Reclassified out of Accumulated other comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Unrealized gains	$65	$2,292	$3,118	$9,243
Unrealized losses	(828)	(1,523)	(828)	—
Total	$(763)	$769	$2,290	$9,243
For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. Gross unrealized gains and gross unrealized losses in the table are reported in Accumulated other comprehensive loss in the consolidated balance sheets.
Other Investments Held at Fair Value
Investments at fair value also includes the Company's investment in API of $26,576 and $15,819 at September 30, 2012 and December 31, 2011, respectively. Also included in the December 31, 2011 balance is the Company's economic interest, direct and indirect, in Barbican of $13,622. The investment in Barbican was sold in the fourth quarter of 2012, and accordingly, $15,731 is classified as a current asset as of September 30, 2012.
Changes in the fair value of the API and Barbican investments are reported in the consolidated statement of operations as Income (loss) from investments held at fair value. SPH recorded income of $3,887 and a loss of $519 for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, SPH recorded income of $12,865 and a loss of $2,075, respectively, related to these investments.
Other Investments at Fair Value - Related Party
Other investments - related party, classified as non-current assets at September 30, 2012 and December 31, 2011, consist of the Company’s investment in each series of the SPII Liquidating Trust (see Note 14 - “Related Party Transactions”) accounted for under the equity method. These investments were acquired and initially recorded in connection with an exchange transaction in which we acquired the limited partnership interest of Steel Partners II, L.P. (“SPII”) consisting of holdings in a variety of companies, in exchange for our common units which were distributed to certain former indirect investors in SPII (the “Exchange Transaction”). The Company elected to account for its investments in each series of the SPII Liquidating Trust under the equity

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

method at fair value beginning July 16, 2009, the date these investments became subject to the equity method.

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

The following tables provide combined summarized data with respect to the other investments - related party accounted for under the equity method, which as discussed above the Company elected to account for at fair value commencing on the date the investment became subject to equity method accounting:

	September 30,	December 31,
	2012	2011
Other investments - related party:
SPII Liquidating Trust - Series B (a)	$18,794	$16,408
SPII Liquidating Trust - Series D (b)	584	11,783
SPII Liquidating Trust - Series G (c)	6,027	9,552
SPII Liquidating Trust - Series H (d)	3,725	3,496
SPII Liquidating Trust - Series I (e)	812	1,414
Total (f)	$29,942	$42,653
Summary of balance sheet amounts:
Total assets	$68,438	$97,502
Total liabilities	—	—
Net Asset Value	$68,438	$97,502

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Summary income statement amounts:
Net increase (decrease) in net assets from operations	$1,469	$(4,972)	$(19,264)	$(25,971)
Amounts recognized in the consolidated financial statements:
Gains (Loss) from other investments - related party	$586	$(2,667)	$(8,424)	$(11,855)
Proceeds from sales	4,288	—	4,288	4,156
Gross gains from sales	$—	$—	$—	$—
Gross losses from sales	—	—	—	—
Net investment gain	$—	$—	$—	$—

(a) Represents the Company’s interest in the series of the SPII Liquidating Trust that holds preference shares and ordinary shares in Barbican. The Company's interest in the SPII Liquidating Trust that holds preference shares and ordinary shares in Barbican was sold in the fourth quarter of 2012.
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
(f) As a result of selling the Company's interest in the series of the SPII Liquidating Trust that holds preference shares and ordinary shares in Barbican in the fourth quarter of 2012, $18,794 is classified in Assets held for sale on the consolidated balance sheet as of September 30, 2012 and $11,148 remains in long-term as of September 30, 2012. For additional information, see Note 23 - "Subsequent Events."

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

The following table sets forth certain information regarding the series of the SPII Liquidating Trust, in the aggregate, in which the Company holds a variable interest as of September 30, 2012 and December 31, 2011 and is not a primary beneficiary. The amounts presented below are included in, and not in addition to, the other investments - related party tables above.

	September 30,	December 31,
	2012	2011
Gross Assets	$68,438	$97,502
Financial Obligations (a)	—	—
SPH Investment	29,942	42,653

(a) The SPII Liquidating Trust did not have any financial obligations as of September 30, 2012 and December 31, 2011 and the Company did not have any financial obligation to the SPII Liquidating Trust as of such dates.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Net Investment Gains (Losses)

Net investment gains (losses) in the consolidated statements of operations consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Available-for-sale securities	$73	$494	$2,985	$14,586
Financial instruments (a)	(682)	(26,816)	(848)	(29,594)
Securities sold, not yet purchased	—	(1,030)	—	(1,408)
Gain on re-measurement of investment in Steel Excel (See Note 3)	—	—	13,524	—
Investment holding gain on DGT	—	7,921	—	7,921
Other	—	(1)	—	40
Total	$(609)	$(19,432)	$15,661	$(8,455)
(a) The losses from financial instruments are primarily from the foreign currency financial instruments described in Note 8 - “Financial Instruments”.

7. FAIR VALUE MEASUREMENTS

Investments and Other Financial Assets and Liabilities

The carrying value of cash and cash equivalents, receivables, prepaid and other current assets, accounts payable, other current liabilities and payables, is considered to be representative of their fair value, due to the short term nature of these instruments. The carrying amount of short-term and long-term debt does not differ materially from fair value because such debt is based on current market interest rates. The carrying value of loans receivable and deposits is considered to be representative of their fair values because the rates of interest on these instruments are not significantly different from market interest rates for instruments with similar maturities. The estimated fair values of the Company’s financial instruments as of September 30, 2012 and December 31, 2011 are shown in the following table.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

	Carrying Value		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011
Assets:
Marketable securities (see Note 6)	$192,879	$—	$192,879	$—
Equity securities (see Note 6)	111,431	120,579	111,431	120,579
Other investments held at fair value (see Note 6)	26,576	29,441	26,576	29,441
Investments at fair value	138,007	150,020	138,007	150,020

Loans receivable (see Note 9)	44,480	43,762	45,314	44,031
Investments in associated companies (a)	39,452	121,275	39,452	121,275
Other investments - related party (b)	29,942	42,653	29,942	42,653
Total	$444,760	$357,710	$445,594	$357,979
Liabilities:
Financial instruments (see Note 8)	$24,733	$23,736	$24,733	$23,736
Deposits (see Note 13)	75,019	94,882	75,019	96,013
Deferred fee liability to related party (see Note 14) (c)	—	58,747	—	58,747
Derivative features of subordinated notes (see Note 8)	(79)	694	(79)	694
Commodity contracts on precious metals (see Note 8)	380	229	380	229
Total	$100,053	$178,288	$100,053	$179,419
(a) See Note 5 - “Investments in Associated Companies”. The Company elected the fair value option for Steel Excel, SLI and Fox & Hound. Steel Excel was consolidated in the second quarter 2012.
(b) See Note 6 - “Investments” for a description of the Company’s fair value option election with respect to its other investments. As a result of selling the Company's interest in the series of the SPII Liquidating Trust that holds preference shares and ordinary shares in Barbican in the fourth quarter of 2012, $18,794 is classified in Assets held for sale on the consolidated balance sheet as of September 30, 2012 and $11,148 remains in long-term as of September 30, 2012. For additional information, see Note 23 - "Subsequent Events."
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

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements as of September 30, 2012 and December 31, 2011 are summarized by type of inputs applicable to the fair value measurements as follows:

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

September 30, 2012	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$140,014	$52,864	$—	$192,878
Investments (a)	67,287	44,144	—	111,431
Investments in associated companies (a)	—	14,751	24,701	39,452
Other investments - related party (b)	—	—	29,942	29,942
Other investments	26,575	—	15,731	42,306
Commodity contracts on precious metals	—		—	—
Total	$233,876	$111,759	$70,374	$416,009
Liabilities:
Financial instruments	$—	$—	$—	$—
Deferred fee liability to related party	—	—	—	—
Derivative features of subordinated notes	—	—	(79)	(79)
Commodity contracts on precious metals	(336)	(44)	—	(380)
Total	$(336)	$(44)	(79)	$(459)

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Investments	$87,907	$32,672	$—	$120,579
Investments in associated companies	121,275	—	—	121,275
Other investments - related party	—	—	42,653	42,653
Other investments	15,819	—	13,623	29,442
Total	$225,001	$32,672	$56,276	$313,949
Liabilities:
Financial instruments	$—	$23,736	$—	$23,736
Deferred fee liability to related party	—	—	58,747	58,747
Derivative features of subordinated notes	—	—	694	694
Commodity contracts on precious metals	165	64	—	229
Total	$165	$23,800	$59,441	$83,406

(a) Investments with a fair value of $29,001 were transferred to Level 2 from Level 1 at September 30, 2012 based upon a reduction in the number of shares traded.

(b)
As a result of selling the Company's interest in the series of the SPII Liquidating Trust that holds preference shares and ordinary shares in Barbican in the fourth quarter of 2012, $18,794 is classified in Assets held for sale on the consolidated balance sheet as of September 30, 2012 and $11,148 remains in long-term as of September 30, 2012. For additional information, see Note 23 - "Subsequent Events."

Realized and unrealized gains and (losses) for the three months ended September 30, 2012 and 2011 on investments for which fair values were determined using reported net asset values were $586 and $(2,666) for the three months ended September 30, 2012 and 2011, respectively and $(8,424) and $(11,855) for the nine months ended September 30, 2012 and 2011, respectively. These realized and unrealized gains and losses are reported in the consolidated statement of operations. Investments for which fair value is determined using net asset values as fair value are classified as Level 3 and are $29,942 and $42,653 at September 30, 2012 and December 31, 2011, respectively. The investments are reported in the consolidated balance sheet as other investments - related party.

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

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Investments in Associated Companies	Debt-Securities -Corporate	Other Investments - Related Party	Other Investments	Total
Assets
Balance at December 31, 2011	$—	$—	$42,653	$13,622	$56,275
Purchases	10,923	—	—	—	10,923
Sales	—	—	(4,287)	—	(4,287)
Unrealized gains	13,778	—	3,114	2,109	19,001
Unrealized losses	—	—	(11,538)	—	(11,538)
Balance at September 30, 2012 (a)	$24,701	$—	$29,942	$15,731	$70,374
Assets
Balance at December 31, 2010	$—	$—	$62,553	$7,668	$70,221
Purchases	—	—	—	—	—
Sales	—	—	(4,156)	—	(4,156)
Unrealized gains	—	—	808	—	808
Unrealized losses	—	—	(12,663)	(2,075)	(14,738)
Balance at September 30, 2011	$—	$—	$46,542	$5,593	$52,135

(a) As a result of selling the Company's interest in the series of the SPII Liquidating Trust that holds preference shares and ordinary shares in Barbican in the fourth quarter of 2012, $18,794 of Other Investments-related Party is classified in Assets held for sale on the consolidated balance sheet as of September 30, 2012 and $11,148 remains in long-term as of September 30, 2012. For additional information, see Note 23 - "Subsequent Events."

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

The change in unrealized gains (losses) for investments still held at September 30, 2012 and 2011 was reported in the consolidated statements of operations as follows:

	Investments in Associated Companies	Other Investments - Related Party	Other Investments	Total
Nine Months Ended September 30, 2012
Gains
Income of associated companies	$13,778	$—	$—	$13,778
Income from other investments-related party	—	3,114	—	3,114
Income from investments held at fair value	—	—	2,109	2,109
	13,778	3,114	2,109	19,001
Losses
Losses from other investments-related party	—	(11,538)	—	(11,538)
Total	$13,778	$(8,424)	$2,109	$7,463
Nine Months Ended September 30, 2011
Gains
Gains from other investments - related party	$—	$808	$—	$808
Losses
Losses from other investments - related party	—	(12,663)	—	(12,663)
Investment and other loss	—	—	(2,075)	(2,075)
	—	(12,663)	(2,075)	(14,738)
Total	$—	$(11,855)	$(2,075)	$(13,930)

The realized and unrealized gains and losses in financial assets measured using Level 3 inputs are reported in the consolidated statement of operations as follows:

	Realized Gains	Realized Losses	Unrealized Gains	Unrealized Losses	Total
Three Months Ended September 30, 2012:
Loss of associated companies	$—	$—	$—	$(4,860)	$(4,860)
Income (loss) from other investments-related party	—	—	631	(45)	586
Income from investments held at fair value	—	—	319	—	319
Total	$—	$—	$950	$(4,905)	$(3,955)
Three Months Ended September 30, 2011:
Investment and other loss	$—	$—	$—	$(519)	$(519)
Income (loss) from other investments- related party	—	—	207	(2,873)	(2,666)
Total	$—	$—	$207	$(3,392)	$(3,185)

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

	Realized Gains	Realized Losses	Unrealized Gains	Unrealized Losses	Total
Nine Months Ended September 30, 2012:
Income of associated companies	$—	$—	$13,778	$—	$13,778
Income (loss) from other investments-related party	—	—	3,114	(11,538)	(8,424)
Income from investments held at fair value	—	—	2,109	—	2,109
Total	$—	$—	$19,001	$(11,538)	$7,463
Nine Months Ended September 30, 2011:
Investment and other loss	$—	$—	$—	$(2,075)	$(2,075)
Income (loss) from other investments- related party	—	—	808	(12,663)	(11,855)
Total	$—	$—	$808	$(14,738)	$(13,930)

Following is a summary of changes in financial liabilities measured using Level 3 inputs:

	Distribution Payable (a)	Deferred Fee Liability to Related Party (b)	Derivative Feature of Subordinated Notes (c)	Common Unit Option Liability (d)	Total
Balance at December 31, 2011	$—	$58,747	$694	$—	$59,441
Increase (decrease) in fair value reported in the consolidated statement of operations as expense (income)	—	11,448	(690)	—	10,758
Deferred fee settlement	—	(70,195)		—	(70,195)
Other	—	—	(83)	—	—
Balance at September 30, 2012	$—	$—	$(79)	$—	$4
Balance at December 31, 2010	$29,869	$64,854	$2,866	$1,785	$99,374
Decrease in fair value reported in the consolidated statement of operations as income	—	(6,709)	(318)	(1,764)	(8,791)
Cash distribution on April 6, 2011	(29,869)	—	—	—	(29,869)
Settlements	—	—	(603)	—	(603)
Balance at September 30, 2011	$—	$58,145	$1,945	$21	$60,111

(a)	See Note 17 - “Capital and Accumulated Other Comprehensive (Loss) Income" - Common Unit Distributions.

(b)	See Note 14 - “Related Party Transactions”

(c)	See Note 8 - “Financial Instruments”

(d)	See Note 17 - “Capital and Accumulated Other Comprehensive (Loss) Income" - Common Unit Option Liability.

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

As of September 30, 2012 and December 31, 2011, WebBank has impaired loans of $2,910, of which $2,317 is guaranteed by the USDA or SBA and $3,789, of which $2,354 is guaranteed by the USDA or SBA, respectively. These loans are measured at fair value on a nonrecurring basis using Level 3 inputs. Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of loan agreements, including scheduled interest payments. When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, when appropriate, the loan’s observable fair value or the fair value of the collateral (less any selling costs) if the loan is collateral-dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses, or by charging down the loan to its value determined in accordance with generally accepted accounting principles. Amounts charged against the allowance for loan losses were $0 and $498 for the three months ended September 30, 2012 and 2011, respectively and $1 and $851 for the nine months ended September 30, 2012 and 2011, respectively.

8. FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Risk

Financial instruments include $24,733 and $23,736 at September 30, 2012 and December 31, 2011, respectively, of amounts payable in foreign currencies which are subject to the risk of exchange rate changes. These financial instruments resulted from transactions entered into for risk management purposes, are collateralized by an equivalent amount included in restricted cash and have no maturity date. The liabilities are accounted for at fair value on the balance sheet date with changes in fair value reported in the consolidated statement of operations included in net investment gain (loss). The liabilities are not designated as hedging instruments. The foreign currency financial instrument liabilities at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012		December 31, 2011
Currency	Carrying Amount	Notional Amount	Carrying Amount	Notional Amount
Japanese Yen	$1,884	¥146,746	$1,899	¥146,241
Pound Sterling	22,849	£14,145	21,837	£14,055
Total	$24,733		$23,736

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Information is summarized below for foreign currency financial liabilities and related restricted cash:

Foreign exchange transactions:	Nine Months Ended
	September 30, 2012	September 30, 2011
Balance, beginning of period	$23,736	$137,823
Sales of foreign currency financial instruments	—	4,020
Purchases of foreign currency financial instruments	—	(128,487)
Proceeds from sales of investments	—	(1,961)
Net investment losses	848	4,924
Receipt of dividends, net of interest expense	149	471
Other	—	806
Balance of foreign currency financial instruments liability and related restricted cash, end of period	$24,733	$17,596

HNH business units are subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. HNH has not used derivative instruments to manage this risk.

Commodity Contracts

HNH enters into commodity futures and forwards contracts on precious metals that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations. As of September 30, 2012, HNH had entered into forward and future contracts for gold with a total value of $2,300 and $5,600 for silver.

As of September 30, 2012, HNH had the following outstanding forward or future contracts with settlement dates ranging from October to December 2012:

Commodity	Amount
Silver	175,000 ounces
Gold	1,300 ounces

Option Contracts

SPH acquired the stock of two companies in conjunction with its acquisition of the assets of SPII on July 15, 2009. Subsequently, in place of these holdings, SPH invested in buying calls and selling puts in these two companies to create similar risk/reward characteristics of a direct risk management in the common stock of the two companies. As of September 30, 2012 and December 31, 2011 there are no call or put options outstanding. During 2011, the option contracts were exchange traded in active markets and the Company estimated the fair value of the options through use of quoted prices obtained on internationally recognized exchanges.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Information is summarized below for the option contracts for the three and nine months ended September 30, 2011:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2011	2011
Proceeds from sales	$2,206	$18,099
Realized gains (losses):
Gross gains from sales	$1,310	$2,630
Gross losses from sales	(26,489)	(27,080)
Net realized investment gain	(25,179)	(24,450)
Unrealized gains (losses):
Change in unrealized gains	5,367	1,982
Change in unrealized losses	(3,285)	(2,202)
Net unrealized investment gains (loss)	2,082	(220)
Net investment loss	$(23,097)	$(24,670)

Securities Sold, Not Yet Purchased

There are no amounts outstanding at September 30, 2012 and December 31, 2011 for securities sold, not yet purchased. For risk management purposes during the year ended December 31, 2011, the Company sold securities short in order to economically hedge the risk of a decline in the stock market. Securities sold, not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as the Company’s ultimate obligation to satisfy the sale of securities sold, not yet purchased, at fair value may exceed the amount recognized in the consolidated balance sheet. The securities sold, not yet purchased were exchange traded in active markets and the Company estimated fair value of the securities through use of quoted prices obtained on internationally recognized exchanges.

Information is summarized below for securities sold, not yet purchased for the three and nine months ended September 30, 2011:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2011	2011
Proceeds from sales	$8,186	$20,045
Realized gains (losses):
Gross gains from sales	$2	$14
Gross losses from sales	(1,127)	(1,422)
Net realized investment loss	(1,125)	(1,408)
Unrealized gains (losses):
Change in unrealized gains	(1)	—
Change in unrealized losses	96	—
Net unrealized investment gain	95	—
Net investment loss	$(1,030)	$(1,408)

Subordinated Notes

HNH’s 10% Subordinated secured notes due 2017 ("the Subordinated Notes") have embedded call premiums and warrants associated with them. The Company has treated the fair value of these features together as both a discount and a derivative liability at inception of the loan agreement, valued at $2,634. The discount is being amortized over the life of the notes as an adjustment to interest expense, and the derivative liability is marked to market at each balance sheet date. For the

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

nine months ended September 30, 2012 and 2011, mark to market adjustments of $690 and $318 were recorded as unrealized gains on derivatives. The fair value of the derivative asset (liability) was $79 and $(1,945), respectively. The Subordinated Notes and embedded call premiums and warrants in the SPH consolidated financial statements and in the footnotes are presented net of intercompany amounts eliminated in consolidation.

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets:

		September 30,	December 31,
Derivative	Balance Sheet Location	2012	2011
Foreign currency financial instruments	Financial instruments - current liabilities	$24,733	$23,736
Commodity contracts	Other current assets	$—	$—
Commodity contracts	Other current liabilities	$380	$229
Derivative features of subordinated notes	Long-term debt	$(79)	$694

Effect of derivative instruments on the Consolidated Statements of Operations:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2012	2011	2012	2011
Derivative	Statement of Operations Location	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
Foreign currency financial instruments	Net investment (loss) gain	$(682)	$(3,719)	$(848)	$(4,924)
Commodity contracts	Realized and unrealized gain (loss) on derivatives	(1,036)	164	(284)	(1,254)
Call options	Net investment gain (loss)	—	(5,236)	—	(8,539)
Put options	Net investment gain (loss)	—	(17,861)	—	(16,131)
Securities sold, not yet purchased	Net investment gain (loss)	—	(1,030)	—	(1,408)
Derivative features of subordinated notes	Realized and unrealized gain (loss) on derivatives	(99)	(846)	690	318
Total derivatives		$(1,817)	$(28,528)	$(442)	$(31,938)

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

At September 30, 2012 and December 31, 2011, WebBank’s undisbursed loan commitments totaled $161,585 and $113,350, respectively. Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. WebBank’s commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by WebBank upon extension

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

of credit is based on management’s credit evaluation of the borrower.

WebBank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. WebBank uses the same credit policy in making commitments and conditional obligations as it does for on-balance sheet instruments.

WebBank also estimates an allowance for potential losses on off-balance sheet contingent credit exposure. WebBank determines an allowance for this contingent credit exposure based on historical experience and portfolio analysis. The allowance was $924 and $1,696 at September 30, 2012 and December 31, 2011, respectively, and is included within Other current liabilities in the consolidated balance sheets. Increases or decreases in the allowance are included in Selling, general and administrative expenses in the consolidated statements of operations. The amount included in Selling, general and administrative expenses for credit losses on off-balance sheet contingent credit exposure was a benefit of $147 and $22 for the three months ended September 30, 2012 and 2011, respectively and a benefit of $256 and $22 for the nine months ended September 30, 2012 and 2011, respectively.

9. TRADE, OTHER AND LOANS RECEIVABLE

Trade and Other Receivables

	September 30,	December 31,
	2012	2011
Trade accounts receivable, net of allowance for doubtful accounts of $2,660 in 2012 and $2,465 in 2011	$118,672	$83,621
Other receivables	2,758	5,252
Total	$121,430	$88,873

Loans Receivable

Major classification of WebBank’s loans receivable at September 30, 2012 and December 31, 2011 are as follows:

	Total				Current		Non-current
	September 30, 2012%		December 31, 2011%		September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Real estate loans:
Commercial - owner occupied	$7,312	17%	$8,340	19%	$264	$302	$7,048	$8,038
Commercial – other	310	—%	300	—%	8	9	302	291
Total real estate loans	7,622	17%	8,640	19%	272	311	7,350	8,329
Commercial and industrial	4,497	10%	4,344	10%	2,270	3,731	2,227	613
Loans held for sale	32,695	73%	31,363	71%	32,694	31,363	—	—
Total loans	44,814	100%	44,347	100%	35,236	35,405	9,577	8,942
Less:
Deferred fees and discounts	(9)		(56)		(9)	(56)	—	—
Allowance for loan losses	(325)		(529)		(325)	(529)	—	—
Total loans receivable, net	$44,480		$43,762		$34,902	$34,820	$9,577	$8,942

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

Changes in the allowance for loan and lease losses are summarized as follows:

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Unallocated	Total
Beginning balance - December 31, 2011	$347	$46	$136	$—	$529
Charge-offs	1	—	—	—	1
Recoveries	11	33	73	—	117
Provision	(140)	(58)	(124)	—	(322)
Ending Balance – September 30, 2012	$219	$21	$85	$—	$325

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows at September 30, 2012:

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	219	21	85	325
Total	$219	$21	$85	$325
Outstanding Loan balances:
Individually evaluated for impairment (1)	$2,729	$—	$181	$2,910
Collectively evaluated for impairment	4,583	310	4,316	9,209
Total	$7,312	$310	$4,497	$12,119

(1) $2,317 is guaranteed by the USDA or SBA.

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

Closed-end loans with payments scheduled monthly are reported as past due when the borrower is in arrears for two or more monthly payments. Similarly, open-end credit such as charge-card plans and other revolving credit plans are reported as past due when the minimum payment has not been made for two or more billing cycles. Other multipayment obligations (i.e., quarterly, semiannual, etc.), single payment, and demand notes are reported as past due when either principal or interest is due and unpaid for a period of 30 days or more. Loans past due 90 days or more and still accruing interest were $0 at September 30, 2012 and December 31, 2011.

Nonaccrual loans are summarized as follows:

	September 30,	December 31,
	2012	2011
Real Estate Loans:
Commercial - Owner Occupied	$148	$914
Total Real Estate Loans	148	914
Commercial and Industrial	94	97
Total Loans	$242	$1,011

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Past due loans (accruing and nonaccruing) are summarized as follows at September 30, 2012:

	Current	30-89 days past due	90+ days past due	Total past due (2)	Total loans	Recorded investment in accruing loans 90+ days past due	Nonaccrual loans that are current (1)
Real Estate Loans:
Commercial - Owner Occupied	$6,706	$494	$112	$606	$7,312	$—	$36
Commercial - Other	310	—	—	—	310	—	—
Total Real Estate Loans	7,016	494	112	606	7,622	—	36
Commercial and Industrial	4,383	20	94	114	4,497	—	—
Total Loans	$11,399	$514	$206	$720	$12,119	$—	$36

(1) Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

(2) $205 is guaranteed by the USDA or SBA.

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

•	Substandard: A substandard receivable has a developing or currently minor weakness or weaknesses that could result in loss or default if deficiencies are not corrected or adverse conditions arise.

•	Doubtful: A doubtful receivable has an existing weakness or weaknesses that have developed into a serious risk of significant loss or default with regard to a material term of the financing agreement.
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows at September 30, 2012:

	Pass	Special Mention	Sub- standard (1)	Doubtful	Total loans
Real Estate Loans:
Construction	$—	$—	$—	$—	$—
Commercial - Owner Occupied	4,464	119	2,729	—	7,312
Commercial - Other	310	—	—	—	310
Total Real Estate Loans	4,774	119	2,729	—	7,622
Commercial and Industrial	4,316	—	181	—	4,497
Total Loans	$9,090	$119	$2,910	$—	$12,119

(1) $2,317 is guaranteed by the USDA or SBA.

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

Information on impaired loans is summarized as follows at September 30, 2012:

		Recorded investment
	Unpaid principle balance	with no allowance	with allowance	Total recorded investment (1)	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$2,982	$2,729	$—	$2,729	$—	$3,356
Total Real Estate Loans	2,982	2,729	—	2,729	—	3,356
Commercial and Industrial	537	181	—	181	—	199
Total Loans	$3,519	$2,910	$—	$2,910	$—	$3,555

(1) $2,317 is guaranteed by the USDA or SBA.

10. INVENTORIES

A summary of inventories is as follows:

	September 30,	December 31,
	2012	2011
Finished products	$19,882	$20,280
In – process	8,077	8,354
Raw materials	17,332	17,304
Fine and fabricated precious metal in various stages of completion	14,153	8,658
	59,444	54,596
Inventory reserve	(4,774)	(2,614)
	$54,670	$51,982

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, HNH purchases, maintains and utilizes precious metal inventory. HNH records its precious metal inventory at LIFO cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold. The market value of the precious metal inventory exceeded LIFO cost by $4,774 and $2,614 as of September 30, 2012 and December 31, 2011, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Certain customers and suppliers of HNH choose to do business on a “toll” basis, and furnish precious metal to HNH for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet. As of September 30, 2012, HNH’s customer metal consisted of 165,394 ounces of silver, 594 ounces of gold, and 1,447 ounces of palladium. As of December 31, 2011, HNH’s customer metal consisted of 240,568 ounces of silver, 609 ounces of gold, and 1,396 ounces of palladium.

	September 30,	December 31,
	2012	2011
Supplemental inventory information:
Precious metals stated at LIFO cost	$9,378	$6,044
Market value per ounce:
Silver	34.53	27.95
Gold	1,771.70	1,565.80
Palladium	640.30	655.40

11. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	September 30,	December 31,
	2012	2011
Land	$9,879	$8,257
Buildings and improvements	54,253	38,143
Machinery, equipment and other	150,862	95,007
Construction in progress	9,448	10,589
	224,442	151,996
Accumulated depreciation and amortization	(40,602)	(24,688)
Net property, plant and equipment	$183,840	$127,308

Depreciation expense was $5,035 and $3,809 for the three months ended September 30, 2012 and 2011, respectively and $13,659 and $11,213 for the nine months ended September 30, 2012 and 2011, respectively.

12. GOODWILL AND OTHER INTANGIBLES

A reconciliation of the change in the carrying value of goodwill is as follows:

	September 30,	December 31,
	2012	2011
Balance at beginning of year	$42,797	$16,212
BNS sale of SWH to Steel Excel	(24,836)	—
Acquisition of Steel Excel	41,675	—
Acquisition of SWH	—	24,836
Acquisition of Tiger Claw	—	1,753
Other	(1)	(4)
Balance at end of period/year	$59,635	$42,797

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

A summary of intangible assets other than goodwill is summarized as follows:

	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product and customer relationships	$117,799	$16,167	$96,810	$8,934
Trademarks	26,500	1,901	25,600	1,078
Patents and technology	21,685	4,332	21,432	2,868
Other	1,811	1,137	942	962
	$167,795	$23,537	$144,784	$13,842

Amortization expense was $3,295 and $2,181 for the three months ended September 30, 2012 and 2011, respectively, and $8,317 and $7,340 for the nine months ended September 30, 2012 and 2011, respectively. Trademarks with indefinite lives as of September 30, 2012 and December 31, 2011 were $13,010.

13. BANK DEPOSITS

A summary of WebBank deposits is as follows:

	September 30,	December 31,
	2012	2011
Time deposits year of maturity:
2012	$4,392	$28,017
2013	25,826	22,866
2014	9,091	18,514
2015	11,271	15,209
2016	8,522	—
Total time deposits	59,102	84,606
Money market deposits	15,917	10,276
Total deposits	$75,019	$94,882

Current	$41,649	$38,293
Long-term	33,370	56,589
Total deposits	$75,019	$94,882

Time deposit accounts under $100	$52,296	$70,800
Time deposit accounts $100 and over	6,806	13,806
Total time deposits	$59,102	$84,606

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

The amount of the Deferred Fee Liability was indexed to the value of SPH. The deferred fee was a fair value liability and increased or decreased quarterly by the same percentage as the increase or decrease in the index. The Deferred Fee Liability increased $11,448 and decreased $6,708 for the nine months ended September 30, 2012 and 2011, respectively. The Deferred Fee Liability decreased by $0 and $10,007 for the three months ended September 30, 2012 and 2011, respectively. These amounts are reported in the consolidated statements of operations as (Decrease) increase in deferred fee liability to related party. The fair value of the Deferred Fee Liability was $0 and $58,747 as of September 30, 2012 and December 31, 2011, respectively.

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

SPH will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPH or SPH GP as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPH. For the three months ended September 30, 2012 and 2011, the Manager earned a Management Fee of $2,025 and $2,139, respectively and for the nine months ended September 30, 2012 and 2011, the Manager earned a Management Fee of $5,327 and $6,357, respectively. Unpaid amounts for management fees included in Payable to related parties were $2,025 and $2,205 at September 30, 2012 and December 31, 2011, respectively. The Manager incurred $216 and $810 of reimbursable expenses during the three months ended September 30, 2012 and 2011, respectively and $968 and $2,413 of reimbursable expenses for the nine months ended September 30, 2012 and 2011, respectively in connection with its provision of services under the Management Agreement. Unpaid amounts for reimbursable expenses were $385 and $1,488 at September 30, 2012 and December 31, 2011, respectively, and are included in Payable to related parties.

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
Investment Manager

Effective as of July 15, 2009, SPH entered into an investor services agreement (the “Investor Services Agreement”)
with the Investment Manager. Pursuant to the Investor Services Agreement, the Investment Manager performs certain investor relations services on SPH’s behalf and SPH pays the Investment Manager a fee in an amount of $50 per year (the “Investor Services Fee”). The Management Fee payable to the Manager pursuant to the Management Agreement is offset and reduced on each payment date by the amount of the Investor Services Fee payable to the Investment Manager under the Investor Services Agreement. In addition, SPH bears (or reimburses the Investment Manager with respect to) all reasonable costs and expenses of SPH, and the Investment Manager, or their affiliates relating to the investor relations services performed for SPH, including but not limited to all expenses actually incurred by the Investment Manager that are reasonably necessary for the performance by the Investment Manager of its duties and functions under the Investor Services Agreement. For the three months ended September 30, 2012 and 2011, the Investment Manager earned an Investor Services Fee of $0 and $13, respectively and $13 and $38 for the nine months ended September 30, 2012 and 2011, respectively. Unpaid amounts for the Investor Services Fee are included in Payable to related parties and were $0 and $12 at September 30, 2012 and December 31, 2011, respectively. On April 11, 2012, the Company and the Investment Manager terminated the Investor Services Agreement by mutual consent - See "Deferred Fee Liability to Related Party" section above.

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
On January 1, 2012, SPH Services, a new subsidiary of SPH, was created to consolidate the executive and corporate functions of SPH and certain of its affiliates, including SP Corporate and SPLLC, and to provide such services to other portfolio companies.  SPH Services acquired the membership interests of SP Corporate and SPLLC from Steel Partners, Ltd., an affiliate of the Manager.  As a result, services provided to SPH and its subsidiaries for the three and nine months ended September 30, 2012 are eliminated in consolidation. Additional details regarding the services provided by SP Corporate are as follows:

•
Pursuant to a services agreement (the “Services Agreement”) with SP Corporate, an affiliate of the Manager, effective as of July 1, 2007, SP Corporate provided SPH with certain management, consulting and advisory services. In consideration of the services rendered, a fixed annual fee totaling $310 was charged, adjustable annually upon agreement. Effective as of July 15, 2009, the Services Agreement was amended to provide for the provision of accounting, investor relations, compliance and other services related to the operation of SPH. The fee to be paid is agreed upon by the parties from time to time. For the three and nine months ended September 30, 2011, SP Corporate earned $210 and $856, respectively. Unpaid amounts under the Services Agreement are included in Payable to related parties and were $181 at December 31, 2011.

•
On January 24, 2011, a special committee of the Board of Directors of HNH, composed entirely of independent directors, approved a management and services fee to be paid to SP Corporate in the amount of $1,950 for services performed in 2010. This fee was the only consideration paid for the services of the five directors who are associated with the Manager for their service on the Board of Directors of HNH and as the Chairman of the Board, the Vice Chairman and Chief Executive Officer, and the Vice President of HNH, as well as other assistance from SP Corporate and its affiliates. The services provided included management and advisory services with respect to operations, strategic planning, finance and accounting, sale and acquisition activities and other aspects of the businesses of HNH. For the three and nine months ended September 30, 2011, HNH incurred $435 and $1,305 under the management and

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

services fee. Unpaid amounts under the management services fee are included in Payable to related parties and were $435 at December 31, 2011.

•
On March 9, 2010, WebBank and SP Corporate entered into a servicing agreement. SP Corporate receives $63 quarterly and provides certain services to WebBank. The agreement is effective January 1, 2010, continues for three years and automatically renews for successive one-year terms unless terminated in accordance with the agreement. For the three and nine months ended September 30, 2011, WebBank incurred $63 and $188, respectively under the servicing agreement. There were no unpaid amounts at December 31, 2011.

•
Effective July 1, 2007, BNS contracted with SP Corporate to provide BNS with financial management and administrative services, including the services of a chief financial officer and corporate secretary. Under the terms of an amended and restated services agreement effective as of May 12, 2010, SP Corporate receives $42 monthly for the provision of officers, financial management and administrative services. BNS incurred $625 (includes $500 for assistance provided to BNS related to a financing arrangement) for the third quarter of 2011. BNS incurred $958 for the period November 1, 2010 through September 30, 2011 (as discussed in Note 1 – “Basis of Presentation”, BNS changed its fiscal year to a calendar year and the nine months ended September 30, 2011 includes two additional months of statement of operations activity). There were no unpaid amounts at December 31, 2011.

•
Effective September 1, 2009, DGT contracted with SP Corporate to provide DGT with executive management services. Under the terms of an amended and restated services agreement effective as of October 1, 2011, SP Corporate receives $48 monthly for the provision of such services.

•
Effective October 1, 2011, Steel Excel contracted with SP Corporate to provide Steel Excel with financial management and administrative services, including the services of a chief financial officer. Under the terms of the services agreement, SP Corporate was receiving $35 monthly for the provision of such services. Effective August 1, 2012, the agreement was amended and restated whereby SP Corporate will provide expanded services including the positions of CEO and CFO, responsibility for financing, regulatory reporting, and other administrative and operational functions. SP Corporate will receive $300 per month for these expanded services. On April 30, 2012, Steel Excel and BNS entered into a definitive Share Acquisition Agreement, pursuant to which on May 31, 2012, Steel Excel acquired all of the capital stock of SWH, the parent company of Sun Well. As a result of the transaction, Steel Excel became a majority-owned controlled subsidiary and is consolidated with SPH from that date (for additional information on the transaction between Steel Excel and BNS, see Note 3 - "Acquisitions"). Any Fees charged to Steel Excel subsequent to May 31, 2012 are eliminated in consolidation.

In addition to its servicing agreements with SPH and its consolidated subsidiaries, SP Corporate has management services agreements with other companies, including CoSine, NOVT, Ore Holdings, Inc., and Fox & Hound. For the three and nine months ended September 30, 2012, SP Corporate charged $224 and $1,030, respectively, to these companies, as well as Steel Excel for the period prior to it becoming a majority-owned consolidated subsidiary. SP Corporate also has management services agreements with J. Howard Inc. and Steel Partners, Ltd., in which officers of SPH have ownership interests.

SPII Liquidating Trust

SPH holds interests in the SPII Liquidating Trust, an entity that holds certain investments which it acquired in connection with the Exchange Transaction, which the Manager and its affiliate serve as the manager and liquidating trustee, respectively, without compensation other than reimbursement for out-of-pocket expenses. SPH’s interest in the SPII Liquidating Trust was $29,678 and $42,653 at September 30, 2012 and December 31, 2011, respectively, which is included in Other investments at fair value - related party on the consolidated balance sheet. See Note 6 - Investments for additional information.

The SPII Liquidating Trust has an investment in SPJSF and SPCA. At September 30, 2012, SPH’s interest in the SPII Liquidating Trust related to SPJSF and SPCA was $3,461 and $6,027, respectively. At December 31, 2011, SPH’s interest in the SPII Liquidating Trust related to SPJSF and SPCA was $3,496 and $9,552, respectively. For the three and nine months ended September 30, 2012, SPH recorded an unrealized loss of $12 and $35 on SPJSF and an unrealized gain of $23 and $500 on SPCA. For the three and nine months ended September 30, 2011, SPH recorded an unrealized loss of $281 and $915 on SPJSF and an unrealized loss of $941 and $1,004 on SPCA. SPH has no obligation to make any capital contributions to the SPII Liquidating Trust.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Mutual Securities

Pursuant to the Management Agreement, the Manager was responsible for selecting executing brokers. Securities transactions for SPH are allocated to brokers on the basis of reliability and best price and execution. The Manager has selected Mutual Securities as an introducing broker and may direct a substantial portion of the managed entities’ trades to such firm among others. An officer of the Manager and SPH GP is affiliated with Mutual Securities. The Manager only uses Mutual Securities when such use would not compromise the Manager’s obligation to seek best price and execution. SPH has the right to pay commissions to Mutual Securities, which are higher than those that can be obtained elsewhere, provided that the Manager believes that the rates paid are competitive institutional rates. Mutual Securities also served as an introducing broker for SPH’s trades. The Commissions paid by SPH to Mutual securities were approximately $83 and $622 for the three months ended September 30, 2012 and 2011, respectively and approximately $188 and $1,024 for the nine months ended September 30, 2012 and 2011, respectively. Such commissions are included in the net investment gains (losses) in the consolidated statements of operations. The portion of the commission paid to Mutual Securities ultimately received by such officer is net of clearing and other charges.

Other

On March 31, 2012, Steel Partners, Ltd. assigned its rights, obligations and title to its New York City office lease to SPH Services. In connection with the assignment, Steel Partners, Ltd. agreed to remit $3,286 to SPH Services, subject to adjustment, which represents the present value of the lease payment obligations over the fair value of the leased facilities. In addition, for a total consideration of $1,203, Steel Partners, Ltd. sold to SPH Services the fixed assets held by it relating to the New York City location, which includes furniture, equipment and leasehold improvements. This amount is included in payable to related parties as of September 30, 2012. The Company agreed to reimburse Steel Partners, Ltd. $254 for occupancy costs for the three months ended March 31, 2012. This amount was paid to Steel Partners, Ltd in the third quarter of 2012.
SPH has an arrangement whereby it holds an asset on behalf of a related party in which it has an investment. The asset had a fair value of $30,069 and $47,605 at September 30, 2012 and December 31, 2011, respectively. Under the terms of this arrangement, the related party is the sole beneficiary and SPH does not have an economic interest in the asset and SPH has no capital at risk with respect to such asset, other than indirectly through its indirect investment in such related party. No amounts related to this arrangement are recorded on the Consolidated balance sheet. For the nine months ended September 30, 2012 and 2011, SPH was indirectly compensated for providing this arrangement by the payment of a fee. The fees were not material.

The Company’s non-management directors receive an annual retainer of $150, of which $75 is paid in cash and $75 is paid in restricted common units of SPH. The restricted units vest over a three year period. These directors are also paid fees of $1 for each board committee meeting attended. The chairmen of the Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee are paid an additional fee of $15, $5 and $5 annually, respectively. For the three months ended September 30, 2012 and 2011, non-management directors’ fees expensed were $140 and $150 respectively and $425 and $441 for the nine months ended September 30, 2012 and 2011, respectively. Unpaid non-management directors’ fees are included in Payable to related parties and were $26 and $437 at September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012, several related parties and consolidated subsidiaries had deposits totaling $27,860 in WebBank. These deposits earned $98 in interest through September 30, 2012. Deposits of $25,335 and interest of $69 has been eliminated in consolidation.

In June 2010, a subsidiary of WebBank entered into an agreement with NOVT Corporation, a subsidiary of an affiliate of the Manager, to participate in a factoring facility up to $2,000. As of September 30, 2012 and December 31, 2011, the participation amount by NOVT was $0.

SPH has an estimated liability of $116 as of September 30, 2012 and December 31, 2011 included in other current liabilities which, pursuant to the Amended Exchange Agreement, is indemnified by Steel Partners II (Onshore) LP (“SPII Onshore”). As a result, the Company recorded an amount receivable from SPII Onshore reported as Receivable from related parties in the consolidated balance sheet.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Prior to January 1, 2012, HNH provided certain accounting services to SPH. For the three and nine months ended September 30, 2011, SPH incurred $278 and $921, respectively, for these accounting services. Expenses for accounting services for the three and nine months ended September 30, 2011, and the unpaid amounts at December 31, 2011 are eliminated in consolidation.
15. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consist of the following:

	September 30,	December 31,
	2012	2011
Short term debt:
First Lien Revolver	$19,121	$23,850
Foreign	739	318
3/4% Convertible Senior Subordinated Notes	346	—
Total short-term debt	20,206	24,168
Long-term debt - non related party:
First Lien Term Loans	29,309	36,518
Second Lien Term Loans	75,000	75,000
10% Subordinated Notes, net of unamortized discount	12,840	18,559
Other debt - domestic	8,684	7,034
Foreign loan facilities	3,403	2,000
Total debt to non related party	129,236	139,111
Less portion due within one year	8,606	8,531
Long-term debt to non related party	120,630	130,580
Long-term debt - related party:
10% Subordinated Notes, net of unamortized discount	390	375
Total long-term debt	121,020	130,955
Total debt	$149,832	$163,654
Capital lease facility
Current portion of capital lease	$962	$817
Long-term portion of capital lease	1,772	2,183
	$2,734	$3,000
The outstanding debt at September 30, 2012 and December 31, 2011 relates to HNH, Steel Excel (primarily related to its subsidiary, Sun Well) and DGT. The above debt is collateralized by priority liens on substantially all of the assets of the indebted subsidiaries, which approximates $467,188 as of September 30, 2012.

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

In May 2012 and August 2012, H&H Group agreed to repurchase an aggregate $5,100 and $800, respectively, of face amount of Subordinated Notes, plus accrued interest. A loss of $100 and $600, respectively, on repurchase of the Subordinated Notes is included in the consolidated income statement for the three and nine months ended September 30, 2012. As of September 30, 2012, the Company had remitted $5,400 to the escrow agent for the Subordinated Notes in connection with certain repurchases; however, final settlement had not occurred. Accordingly, this deposit is recorded in Prepaid and Other Current Assets. A liability of $6,300 in connection with the repurchases is also included in Accrued Liabilities on the consolidated balance sheet as of September 30, 2012. Final settlement of these repurchases was completed in the fourth quarter of 2012.
On August 27, 2012, a subsidiary of H&H entered into a $1,800 term loan agreement collateralized by a first mortgage on a building that it purchased. The term of the note is 5 years, and payments are made on a monthly basis. The interest rate is LIBOR plus 2.70% per annum.

    As indicated above, both the First Lien Term Loan and Second Lien Term Loan are due and payable in full on July 1, 2013.  However, as indicated in Note 23 - “Subsequent Events”, these obligations have been refinanced on a long-term basis.  Accordingly, these obligations have been excluded from current liabilities as of September 30, 2012.

Sun Well Debt

Sun Well, a wholly owned operating subsidiary of Steel Excel, Inc. has a credit agreement with Wells Fargo Bank, National Association that includes a term loan of $20,000 and a revolving line of credit for up to $5,000. The loans are secured by the assets of Sun Well and bear interest, at the option of Sun Well, at LIBOR plus 3.5% or the greater of (a) the bank's prime rate, (b) the Federal Funds Rate plus 1.5%, or (c) the Daily One-Month LIBOR rate plus 1.5%% for base rate loans. Both options are subject to leverage ratio adjustments. The interest payments are made monthly. The term loan is repayable in $1,000 quarterly principal installments from September 30, 2011 through June 30, 2015. Sun Well borrowed $20,000 on the term loan in July 2011 and has made $6,000 in scheduled principal payments through September 30, 2012. Borrowings under the revolving loan, which are determined based on eligible accounts receivable, mature on June 30, 2015. There are no borrowings under the revolving loan as of September 30, 2012.

Under the agreement, Sun Well is subject to certain financial covenants. As of September 30, 2012, Sun Well is in compliance with all such covenants.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

16. PENSION BENEFIT PLANS

The following table presents the components of net periodic pension cost for the HNH pension plans for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost	$—	$54	$—	$164
Interest cost	5,503	5,605	16,238	16,805
Expected return on plan assets	(6,765)	(6,483)	(20,255)	(20,328)
Amortization of actuarial loss	875	—	2,140	—
	$(387)	$(824)	$(1,877)	$(3,359)

The actuarial loss occurred principally because the investment returns on the assets have been lower than the actuarial assumptions. In 2011, the unrecognized actuarial losses were amortized over the average future service years of active participants, which was approximately 10 years. Beginning in 2012, the actuarial losses will be amortized over the average future lifetime of the participants, which is expected to be approximately 21 years. The Company believes that the future lifetime of the participants is appropriate because the related pension plan is completely inactive.

In the third quarter of 2012, HNH changed its estimate of pension credit based on the most recent actuarial valuation of its plans. As a result, pension credit recorded in the third quarter of 2012 was $400 lower as compared to each of the first and second quarters of 2012.

During the second quarter of 2012, new U.S. legislation was enacted that significantly reduced the amount of minimum pension plan contributions that HNH expects to make in the next several years. HNH now expects to have no required minimum contributions for the remainder of 2012, $12,600, $20,600, $20,200, $16,800, and $56,500 in 2013, 2014, 2015, 2016 and thereafter, respectively. Such required contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

In addition to its pension plans which are included in the table above, HNH also maintains several other post-retirement benefit plans covering certain of its employees and retirees.  The approximate aggregate expense for these plans was $500 for the three month periods ended September 30, 2012 and 2011, respectively and $1,500 and $1,600 for the nine months ended September 30, 2012 and 2011, respectively.

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

Common Units Issuance

Effective as of March 21, 2011, SPH issued to its independent directors an aggregate of 7,315 common units at a per unit value of $18.80, which was determined based on the net asset value of SPH common units as of September 30, 2010 and an aggregate of 6,865 common units at a per unit value of $20.03, which was determined based on the net asset value of SPH

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

common units as of December 31, 2010. For the year ended December 31, 2011 each director earned annual equity compensation in the amount of $75 in the form of restricted common units of SPH, with one-third of such restricted common units vesting on November 28, 2012, one-third on November 28, 2013 and one-third on November 28, 2014. The per unit value of such restricted common units is $13.80, determined based on the fair market value of SPH common units as of November 28, 2011. Total expense for the common units issued was approximately $31 and $0 for the three months ended September 30, 2012 and 2011, respectively and $93 and $275 for the nine months ended September 30, 2012 and 2011, respectively.

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

Accumulated Other Comprehensive Loss

Changes, net of tax, in Accumulated other comprehensive loss are as follows:

	Unrealized gain on available-for-sale securities	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at December 31, 2011	$32,351	$(1,649)	$(42,439)	$(11,737)
Current period other comprehensive gain (loss)	15,770	(453)	—	15,317
Balance at September 30, 2012	$48,121	$(2,102)	$(42,439)	$3,580

For the three and nine months ended September 30, 2012, there was no impact on comprehensive income related to companies accounted for under the equity method. At September 30, 2012 and December 31, 2011, Accumulated other comprehensive loss includes amounts for these companies of $1 and $2, respectively, for unrealized loss on available-for-sale securities.

For the three and nine months ended September 30, 2011, comprehensive income includes amounts for companies accounted for under the equity method of $1 and $22 for unrealized loss on available-for-sale securities, respectively, and $456 and $882 for currency translation adjustments, respectively.

Noncontrolling Interests in Consolidated Entities

Noncontrolling interests in consolidated entities at September 30, 2012 and December 31, 2011 represent the interests held by the noncontrolling shareholders of BNS, HNH, DGT and Steel Excel.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Incentive Compensation

Effective January 1, 2012, the Manager was granted incentive units which may entitle the Manager to receive Class B common units of SPH upon the attainment of specified performance goals. These Class B common units have the same rights as the common units, except that they may not be sold in the public market until the capital account allocable to such Class B common units is equal to the capital account allocable to the common units.  The number of incentive units granted is equal to 100% of the sum of the common units outstanding and the number of notional units used to determine the deferred fee accounts in accordance with the Deferred Fee Agreement, each as of January 1, 2012.  On the last day of each fiscal year SPH will issue to the Manager Class B common units equal to a percentage of the incentive units, on a fully diluted basis, based on the performance measurements.  If the performance measurements are not met, no units will be issued. SPH shall make any adjustment that it determines is equitably required by reason of the raising of new capital, including, without limitation, adjusting the number of incentive units or adjusting the performance measurements to account for changes in the capital structure.  The incentive units are measured and paid on an annual basis and is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the units on the measurement date when the final calculation of the total annual incentive units is determined. In the event the calculated cumulative incentive unit expense accrued quarterly or for the full year is an amount less than the total previously accrued, the Company would record a negative incentive unit expense in the quarter when such over accrual is determined.  There was no accrual for the three and nine months ended September 30, 2012.
Common Unit Option Liability
The common unit options expired on December 31, 2011. Therefore, there are no common unit options outstanding as of September 30, 2012 or December 31, 2011. During 2011, prior to the options expiring, the options were accounted for as a derivative liability at fair value with changes in fair value recognized during the period reported in Selling, General and Administrative expenses (“SG&A”) in the consolidated statements of operations. During the nine months ended September 30, 2011, the derivative liability decreased resulting in a reduction of SG&A expenses of $1,764. The fair value was estimated using the Black Scholes option pricing model that used assumptions as of September 30, 2011 for volatility of 34.6%, a term of 6 months, a risk free interest rate of 0.06% based on the U.S. Treasury bill yield, and an expected dividend of 0%. The intrinsic value of the options was $0 as of September 30, 2011. The net asset value used in the fair value estimate was $15.94 at September 30, 2011, and was adjusted for a liquidity discount. Because the SPH common units have not significantly traded internally or in a public or non-public market, there was no practical means of estimating expected volatility. The volatility assumption was based on a calculated diversified industrial company peer group average of historical volatility.

BNS Liquidating Trust

On May 29, 2012, BNS shareholders approved a sale of SWH as well as a distribution to shareholders and a plan of liquidation, whereby BNS would be dissolved. On May 31, 2012 BNS sold its interest in SWH to Steel Excel. The sale proceeds included 2,027,500 shares of Steel Excel common stock and cash of $7,922. On June 18, 2012, BNS completed a distribution to its shareholders, pursuant to shareholder approval noted above, and distributed cash of approximately $10,300 to its minority shareholders and 2,027,500 shares Steel Excel common stock to its majority shareholder. In June 2012, BNS formed a liquidating trust, the BNS Holdings Liquidating Trust (“Liquidating Trust”), assigned its assets and liabilities to the Liquidating Trust, and BNS initiated its dissolution. The Liquidating Trust is owned by the BNS former shareholders, in the same proportion as their former shareholdings. The Liquidating Trust will continue to be included in the consolidated financial statements of SPH, as SPH owns approximately 85% of the Trust. SPH has provided a contingent promissory note to the Liquidating Trust in an amount not to exceed $3,000. This note will only be funded to the extent that the Liquidating Trust is unable to meet its ongoing obligations and is eliminated in SPH's consolidated financial statements. The Liquidating Trust had assets of approximately $5,484 and liabilities of approximately $1,577 at September 30, 2012.

Subsidiary Purchases of Common Units

During the three months ended September 30, 2012, a subsidiary of the Company purchased 308,374 shares of the Company's common units at a total cost of $3,700. The purchases of these shares are reflected as treasury stock purchases in the Company's Consolidated Financial Statements.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

18. NET INCOME PER COMMON UNIT

The following data was used in computing net income (loss) per common unit shown in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net (loss) income from continuing operations	$8,835	$(7,594)	$48,607	$27,186
Decrease in deferred fee liability (a)	—	(10,007)	—	(6,708)
Restricted stock expense	31	—	93	—
Net income attributable to noncontrolling interests in consolidated entities	(5,423)	(4,684)	(11,240)	(15,233)
Net income (loss) from continuing operations	3,443	(22,285)	37,460	5,245
Income (loss) from discontinued operations	234	(242)	3,597	1,605
Net (income) loss attributable to noncontrolling interests	(159)	131	(1,744)	(861)
	75	(111)	1,853	744
Net income (loss) attributable to common unitholders	$3,518	$(22,396)	$39,313	$5,989
Net (loss) income per common unit - basic
Net (loss) income from continuing operations	$0.11	$(0.49)	$1.27	$0.47
Net (loss) income from discontinued operations	—	(0.01)	0.06	0.03
Net (loss) income attributable to common unitholders	$0.11	$(0.50)	$1.33	$0.50
Net (loss) income per common unit – diluted
Net (loss) income from continuing operations	$0.11	$(0.75)	$1.27	$0.18
Net (loss) income from discontinued operations	—	—	0.06	0.03
Net (loss) income attributable to common unitholders	$0.11	$(0.75)	$1.33	$0.21
Weighted average common units outstanding - basic	31,814,312	25,230,679	29,402,343	25,249,817
Adjustment for deferred fee liabilities (a)	—	4,339,884	—	3,950,329
Unvested restricted stock	27,175	—	27,175	—
Denominator for net income per common unit - diluted	31,841,487	29,570,563	29,429,518	29,200,146

(a)	Includes common units assuming a common unit settlement of the deferred fee liability as described in Note 14 - “Related Party Transactions.”

19. SEGMENT INFORMATION

SPH’s reportable segments consist of its operating units, Diversified Industrial, Financial Services, and Corporate which are managed separately and offer different products and services.

Diversified Industrial

Effective January 1, 2012, the Company reclassified its investment in Steel Excel, an associated company, from Corporate to the Diversified Industrial segment due to Steel Excel's recent acquisitions of oil field servicing companies. In the second quarter of 2012 Steel Excel became a majority owned subsidiary (see Note 3 "Acquisitions") and as a result, its consolidated results are included in the Diversified Industrial segment from the Acquisition date. As of September 30, 2012, the Diversified Industrial segment consists of HNH, DGT, Steel Excel and BNS, which are consolidated subsidiaries, SLI which is

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

an associated company, and API and JPS, which are classified as Investments at fair value. Prior to becoming a majority-owned controlled subsidiary, the investment in Steel Excel was reported on the equity method at fair value and prior to December 31, 2011 API and JPS were classified as associated companies.

Additional information for consolidated entities within the Diversified Industrial segment follows:

•
HNH is a diversified holding company with strategic businesses encompassing precious metals, tubing, engineered materials, electronic materials, coated materials, and cutting replacement products and services.

•	DGT's former subsidiary, RFI, is presented as a discontinued operation and is not included in segment results. For additional information on the sale of RFI, see Note 4 - "Discontinued Operations."

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

Corporate and Other

Corporate revenues primarily consist of investment and other income and investment gains and losses. Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units. Corporate also has investments as of September 30, 2012 in CoSine and Fox & Hound, which are associated companies accounted for under the equity method. In addition, Corporate has investments in securities, investments in the SPII Liquidating Trust and cash and cash equivalents.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

Segment information is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Diversified industrial	$199,713	$187,915	$582,688	$542,068
Financial services	5,384	3,862	13,519	10,199
Corporate	(601)	(19,415)	15,794	(7,631)
Total	$204,496	$172,362	$612,001	$544,636
Income (loss) from continuing operations before income taxes:
Diversified industrial	$19,307	$14,985	$66,929	$50,776
Financial services	3,229	2,017	7,595	4,432
Corporate	(10,728)	(22,404)	(4,281)	(30,113)
Income from continuing operations before income taxes	11,808	(5,402)	70,243	25,095
Income tax (provision) benefit	(2,973)	(2,192)	(21,636)	2,091
Net income (loss) from continuing operations	$8,835	$(7,594)	$48,607	$27,186
(Loss) Income from equity method investments:
Diversified industrial	$1,684	$(788)	$11,841	$10,641
Corporate	(4,333)	(16,633)	5,119	(22,410)
Total	$(2,649)	$(17,421)	$16,960	$(11,769)

20. INCOME TAXES

For the three months ended September 30, 2012 and 2011, the Company recorded a tax provision of $2,973 and $2,192, respectively. For the nine months ended September 30, 2012 and 2011, the Company recorded a tax provision of $21,636 and a tax benefit of $2,091, respectively. The higher tax provision in the 2012 periods is due to a higher federal tax provision at HNH resulting principally from the recording of the benefit of HNH's federal net operating loss carryforwards (“NOLs”) in the fourth quarter of 2011 and the write off of a deferred tax asset at BNS.

The Company’s tax provision represents the income tax expense or benefit of its consolidated subsidiaries. The Company has recorded deferred tax valuation allowances to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets will not be realized in future periods. Included in the Company’s tax benefit for the nine months ended September 30, 2011 is $9,915 from the release of BNS’s valuation allowance relating to NOL’s.

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

Quantitative measures established by regulation to ensure capital adequacy require WebBank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average quarterly assets (as defined). As of September 30, 2012, WebBank exceeded all the capital adequacy requirements to which it is subject.

As of September 30, 2012, WebBank was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events, since the most recent FDIC notification, which have changed WebBank’s prompt corrective action category. To remain categorized as well-capitalized, WebBank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage.

22. COMMITMENTS AND CONTINGENCIES

Environmental Matters

As discussed in more detail below, HNH and BNS have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the HNH and BNS. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of September 30, 2012, and December 31, 2011, on a consolidated basis, the Company has accrued $6,420 and $6,574, respectively, which represents its current estimate of the probable cleanup liabilities, including remediation and legal costs. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

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

In 1986, Handy & Harman Electronics Material Corporation (“HHEM”), a subsidiary of H&H, entered into an administrative consent order (the “ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

to be performed with regard to soil and groundwater contamination.  HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO.  A remedial investigation report has been approved.  HHEM anticipates entering into discussions with NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.  Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs are shared with the former owner/operator.  As of September 30, 2012, total investigation and remediation costs of approximately $3,300 have been expended by HHEM in accordance with the settlement agreement.  Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the costs for which HHEM is responsible.  HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties.  The additional costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of HHEM or the Company.

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

BNS Litigation Matters

BNS Sub has been named as a defendant in 1,113 and 1,020 alleged asbestos-related toxic-tort claims as of September 30, 2012 and December 31, 2011, respectively. The claims were filed over a period beginning 1994 through June 30, 2012. In many cases these claims involved more than 100 defendants. Of the claims filed, 891 and 694 were dismissed, settled or granted summary judgment and closed as of September 30, 2012 and December 31, 2011, respectively. Of the claims settled, the average settlement was less than $3. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $2,282 and $1,660 at September 30, 2012 and December 31, 2011, respectively, in estimated remaining self insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973 although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims have gone to trial and, therefore, there can be no assurance that these defenses will prevail. In addition, there can be no assurance that the number of future claims and the related costs of defense,

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

settlements or judgments will be consistent with the experience to date of existing claims; and, that BNS Sub will not need to increase significantly its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of September 30, 2012 and December 31, 2011, respectively, BNS Sub has accrued $1,020 and $635 relating to the open and active claims against BNS Sub. This accrual represents the Company’s best estimate of the likely costs to defend against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded, through the retroactive billings by BNS Sub. However, there can be no assurance that BNS Sub will not need to take additional charges in connection with the defense, settlement or judgment of these existing claims or that the costs of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date relating to existing claims. These claims are now being managed by the Liquidating Trust formed by BNS. See Note 17 - "Capital and Accumulated Other Comprehensive (Loss) Income" - BNS Liquidating Trust.

23. SUBSEQUENT EVENTS
Sale of RFI

After obtaining the required two-thirds vote approval by its shareholders on August 16, 2012, DGT completed the sale of its Power Conversion business operated by RFI to EMS Development Corporation (“EMS”), a New York corporation and an affiliate of Ultra Electronics Defense, Inc. (“UEDI”), pursuant to the asset purchase agreement dated as of June 6, 2012, by and among UEDI, the Company and RFI. In consideration for the sale of RFI, EMS paid an aggregate of $12,500 (the “Purchase Price”) (subject to a potential working capital adjustment), payable in cash. $1,250 of the Purchase Price is being held in escrow to serve as security for payments in satisfaction of certain of DGT's indemnification obligations and $237 of the Purchase Price is being held in escrow to cover any potential net working capital adjustment.  DGT retained the RFI facility and entered into a lease with EMS. The lease has a term of 5 years, with payments of $33 per month net to RFI, terminable by EMS, as the tenant, upon 30 days prior written notice. SPH's net gain on the sale of RFI, which will be recorded in SPH's fourth quarter of 2012 due to the recording of DGT's results of operations on a two-month lag, is expected be approximately $3,800 which will be recorded as gain on sale of discontinued operations in the fourth quarter of 2012.

Sale of Barbican

On October 5, 2012 an entity controlled by Carson Capital L.P. increased its stake in Barbican by acquiring the interests held by several entities, including entities associated with Steel Partners II L.P. The purchaser paid $15,700 to Steel Partners II and $41,800 to Steel Partners Liquidating Trust - Series B ("Series B Trust"). Proceeds to Steel Partners Holdings L.P. from these transactions, through its direct interest in Steel Partners II and its indirect interest in the Series B Trust, was approximately $34,500. Since these investments are accounted for at Fair Value, no gain or loss is expected to be recorded as a result of the sale.

HNH Debt Refinancing

On November 8, 2012, H&H Group entered into a $205,000 senior secured credit facility, consisting of a revolving credit facility in an aggregate principal amount not to exceed $90,000 and a term loan in an aggregate principal amount of $115,000 (collectively, “Senior Credit Facility”). The facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of H&H Group. Borrowings under the facility bear interest, at H&H Group's option, at a rate based on LIBOR or the Base Rate, as defined, plus an applicable margin, as set forth in the loan agreement. The revolving facility also provides for a commitment fee to be paid on unused borrowings, and usage under the revolving credit facility will be governed by a defined Borrowing Base. The term loan requires quarterly principal payments of $2,200, $3,600, $4,300, $4,300 and $4,300 in years 1 to 5 of the agreement, respectively. The facility will expire, with remaining outstanding balances due and payable, on June 15, 2017; provided, the maturity date shall be extended to 5 years following the closing date of the Senior Credit Facility if the Subordinated Notes issued by H&H Group are repaid, repurchased, retired, or refinanced, or if the maturity date of the Subordinated Notes is extended, in accordance with the terms of the

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands except per unit data)

agreement. The facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include maximum ratio limits on Total Leverage and Fixed Charges, as defined, as well as a minimum liquidity level.

The credit facilities will be used to refinance certain existing indebtedness, including remaining borrowings outstanding on the Wells Fargo Facility and Ableco Facility. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Pension Plan. H&H Group has an option to increase the senior revolving credit facility in an amount not to exceed $50,000 provided no current lender shall be obligated to increase its revolving credit commitment and any new lender shall be subject to approval by the administrative agent for the Senior Credit Facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Steel Partners Holdings L.P.

We have reviewed the accompanying consolidated balance sheet of Steel Partners Holdings L.P. and Subsidiaries (the “Company”) as of September 30, 2012, and the related consolidated statements of operations, changes in capital, and comprehensive income for the three and nine months ended September 30, 2012 and 2011, and the consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011. These consolidated interim financial statements are the responsibility of the Company's management.

We were furnished with the reports of other accountants on their reviews of the consolidated interim financial statements of Steel Excel Inc. and Subsidiaries, WebFinancial Holding Corporation and WF Asset Corp. whose total assets as of September 30, 2012 totaled $562.7 million, and whose revenues for the three and nine months ended September 30, 2012 and 2011were $39.7 million and $59.1 million and $3.9 million and $10.4 million, respectively of the related consolidated totals. Revenues for Steel Excel and Subsidiaries are included for the period from May 31, 2012 (date of consolidation) through September 30, 2012.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of operations, changes in capital and comprehensive income (loss) and cash flows (not presented herein) for the year then ended, and in our report dated March 26, 2012, we expressed an unqualified opinion on those consolidated financial statements, based on our audit and the reports of other auditors. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

New York, New York
November 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Steel Excel, Inc.
San Ramon, California

We have reviewed the condensed consolidated balance sheet of Steel Excel, Inc. as of September 30, 2012, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and cash flows for the nine-month periods ended September 30, 2012 and 2011 included in Steel Excel, Inc.'s Securities and Exchange Commission Form 10-Q for the period ended September 30, 2012. These interim financial statements are the responsibility of the Company's management.
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
November 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
WebFinancial Holding Corporation

We have reviewed the accompanying condensed balance sheet of WebFinancial Holding Corporation as of September 30, 2012, and the related condensed statements of operations for the three and nine months ended September 30, 2012 and 2011, and the condensed statement of equity for the nine months ended September 30, 2012 and the condensed statements of cash flows for the nine months ended September 30, 2012 and 2011. These financial statements are the responsibility of the company's management.

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
November 8, 2012

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

The Company’s reportable segments are as follows:

Diversified Industrial	Financial Services	Corporate
Handy & Harman Ltd. ("HNH") (1)	WebBank (1)	SPH Services, Inc. ("SPH Services") (1)
BNS Holding, Inc. ("BNS") (1), (3)		CoSine Communications, Inc. ("CoSine")(2)
DGT Holdings Corp. ("DGT") (1)		Barbican Group Holdings Limited ("Barbican") (4), (5)
SL Industries, Inc. ("SLI") (2)		Fox & Hound Acquisition Corp. ("Fox & Hound") (2)
Steel Excel Inc. ("Steel Excel") (1), (3)		GenCorp Inc. (4), (6)
API Group PLC ("API")(4)
JPS Industries, Inc. ("JPS")(4)

(1)	Consolidated subsidiary.

(2)	Associated company.
(3) In the second quarter of 2012, Steel Excel acquired all of the capital stock of SWH, Inc., the parent company of Sun Well Services Inc. ("Sun Well"), from BNS. As a result of the transaction, Steel Excel became a majority-owned controlled subsidiary and is consolidated with SPH from that date. Prior to this transaction, Steel Excel was accounted for as an Associated company at fair value.

(4)	Other core company.
(5) The investment in Barbican is held by Corporate and accounted for as an investment at fair value. Barbican is a privately-held company, which underwrites property and casualty insurance and reinsurance through its subsidiaries and its Lloyds of London syndicate. As noted in Note 23, - Subsequent Events, Barbican was sold in October 2012.
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
RESULTS OF OPERATIONS

The following presents a summary of SPH’s consolidated operating results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Diversified industrial	$199,713	$187,915	$582,688	$542,068
Financial services	5,384	3,862	13,519	10,199
Corporate	(601)	(19,415)	15,794	(7,631)
Total Revenue	$204,496	$172,362	$612,001	$544,636
Net income from continuing operations before income taxes:
Diversified industrial	$19,307	$14,985	$66,929	$50,776
Financial services	3,229	2,017	7,595	4,432
Corporate	(10,728)	(22,404)	(4,281)	(30,113)
Total	11,808	(5,402)	70,243	25,095
Income tax (provision) benefit	(2,973)	(2,192)	(21,636)	2,091
Net income (loss) from continuing operations	8,835	(7,594)	48,607	27,186
Income (loss) from discontinued operations	234	(242)	3,597	1,605
Net income attributable to noncontrolling interests in consolidated entities	(5,582)	(4,553)	(12,984)	(16,094)
Net income (loss) attributable to common unitholders	3,487	(12,389)	39,220	12,697
Other comprehensive income (loss)	18,575	(13,360)	15,317	(15,876)
Comprehensive income (loss) attributable to common unitholders	$22,062	$(25,749)	$54,537	$(3,179)

Diversified Industrial

As of September 30, 2012, the Diversified Industrial segment for financial reporting purposes consists of HNH, Steel Excel (which became a majority-owned subsidiary on May 31, 2012), DGT and BNS, which are consolidated subsidiaries, SLI which is an associated company, API and JPS, which are classified as Investments at fair value. Prior to becoming a majority-owned controlled subsidiary, the investment in Steel Excel was reported on the equity method at fair value and prior to December 31, 2011 API and JPS were classified as associated companies.

•
HNH is a diversified manufacturer of engineered niche industrial products with strategic businesses encompassing precious metals, tubing, engineered materials, electronic materials, coated materials, and cutting replacement products and services.

•
DGT's former subsidiaries, Villa and RFI, are presented as a discontinued operation and is not included in segment results. For additional information on the sale of RFI, see Note 4 - "Assets and Liabilities Held for Sale."

•
Steel Excel owns several oil field services companies, providing premium well services to exploration and production (“E&P”) companies operating primarily in the Williston Basin in North Dakota and eastern Montana. Steel Excel provides critical services needed by E&P operators, including well completion, well maintenance and workover, well recompletion, hydrostatic tubular testing and plug and abandonment services. Steel Excel was previously accounted for as an associated company at fair value prior to SPH increasing its ownership over 50%. In addition, Steel Excel owns several sports businesses. The results of Steel Excel are included in the Diversified industrial segment for the quarter ended September 30, 2012. Four months of Steel Excel's results are included in the nine months ended September 30, 2012.

•
BNS is a holding company with no operations as of June, 2012 due to the sale of Sun Well to Steel Excel on May 31, 2012 (see Note 3 - "Acquisitions" to the SPH financial statements found elsewhere in this Form 10-Q). BNS' results include the operations of Sun Well prior to the sale of Sun Well to Steel Excel (five months in the year to date September 30, 2012 period). On June 18, 2012, BNS completed a distribution to its shareholders, pursuant to shareholder approval, and distributed cash of approximately $10,300 and 2,027,500 shares of Steel Excel common stock to its shareholders. In June 2012, BNS formed a liquidating trust, the BNS Holdings Liquidating Trust (“Liquidating Trust”), assigned its assets and liabilities to the Trust and initiated its dissolution. The Trust is owned by the BNS former shareholders, in the same proportion as their former shareholdings. The Trust will continue to be included in the consolidated financial statements of SPH, net of non-controlling interest, as SPH owns approximately 85% of the Trust.

The following presents a summary of the Diversified Industrial segment operating results as reported in our consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
HNH	$165,420	$177,987	$516,769	$518,770
BNS	—	9,928	20,432	23,298
DGT	—	—	—	—
Steel Excel	34,293	—	45,487
Total Revenue	$199,713	$187,915	$582,688	$542,068
Net income (loss) from continuing operations before income taxes:
HNH	$10,304	$13,115	$37,699	$35,808
BNS	(256)	2,920	3,422	4,589
DGT	(2,201)	(262)	(3,443)	(262)
Steel Excel	6,208	—	6,653	—
Income (Loss) of associated companies	1,684	(788)	11,841	10,641
Income from investments held at fair value	3,568	—	10,757	—
Total	$19,307	$14,985	$66,929	$50,776

Total revenue for the Diversified Industrial segment increased to $199,713 for the three months ended September 30, 2012, as compared to $187,915 in the prior year period. Total revenue for the Diversified Industrial segment increased to $582,688 for the nine months ended September 30, 2012, as compared to $542,068 in the prior year period. The increases were due to the acquisition of Steel Excel in May 31, 2012, partially offset by lower sales volume for HNH as more fully described below.

HNH

The following presents a summary of HNH:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales	$165,420	$177,987	$516,769	$518,770
Cost of sales	118,804	131,598	371,645	385,705
Gross profit	46,616	46,389	145,124	133,065
Selling, general and administrative expenses	31,563	27,998	97,197	86,272
Restructuring and impairment charges	—	460	—	460
Interest expense, net	3,123	2,817	9,946	8,260
Derivative activity (income) loss	1,135	680	(406)	936
Other expense, net	491	1,319	688	1,329
Net income from continuing operations before income taxes	$10,304	$13,115	$37,699	$35,808

Net sales for the three months ended September 30, 2012 decreased by $12,567, or 7.1% when compared to the same period in 2011.  Organic sales decreased by $7,200 on lower volume, and the impact of lower precious metal prices was $5,400, principally due to silver. Average silver market price was approximately $29.96 per troy ounce in the third quarter of 2012 as compared to $38.90 per troy ounce during the same period of 2011. In addition, sales volume declined in HNH's precious metal business because of lower demand from mining and exploration industries as a result of slow growth of the global economy. Also in the third quarter, HNH experienced a decrease in net sales to the home refrigeration market, and a decrease in net sales of commercial roofing products, partially offset by higher sales of gas connectors for the gas utility, plumbing and propane markets, higher demand for printed circuit board materials related to the telecommunications infrastructure in China and thermoset products to the military defense industries.

Net sales for the nine months ended September 30, 2012 decreased by $2,001, or 0.4%, as compared to same period in 2011. Organic sales for the nine months ended September 30, 2012 increased $9,700, driven by higher demand for HNH's products. Lower precious metal prices had a negative effect of $11,700 on net sales during the first nine months of 2012 as the average silver price was approximately $30.73 per troy ounce, compared to $36.46 per troy ounce during the same period of 2011. In addition, there was also weakness in net sales to the commercial roofing market as a result of lower demand. HNH experienced higher net sales of branded fasteners and gas connectors during the nine month period of 2012 as compared to the same period of 2011.

Gross profit for the three months ended September 30, 2012 increased by $227, or 0.5%, when compared to the same period in 2011, and, as a percentage of net sales, increased to 28.2% as compared to 26.1% in the same period in 2011. For the nine months ended September 30, 2012, gross profit increased by $12,059, or 9.1%, as compared to the same period in 2011, and as a percentage of sales, increased to 28.1% as compared to 25.7% for the same period in 2011. The gross margin improvements of 2.1% and 2.4%, respectively, in the three and nine month periods ended September 30, 2012, were principally due to favorable product mix, such as increased sales of higher-margin branded fasteners and gas connector products during the 2012 periods as compared to the same periods of 2011, as well as effective cost control and improved operating efficiencies from a manufacturing facility in China during 2012. Since the Company's precious metal inventory is hedged and the cost of silver is passed-through to the customer principally at market, lower silver prices generally result in increases in the precious metal segment's gross profit margin as a percentage of net sales.

Selling, general and administrative ("SG&A") expenses increased by $3,565, or 12.7%, for the three months ended September 30, 2012, compared to the same period in 2011, and increased by $10,925, or 12.7%, for the nine months ended September 30, 2012, compared to the same period in 2011. SG&A as a percentage of net sales was 3.4% and 2.2% higher for the three and nine months ended September 30, 2012, respectively, due to higher selling and promotion costs related product sales of HNH's Engineered Materials segment, higher 2012 restricted stock awards and higher self-insured employee medical claim costs compared to the same periods of 2011. Also, lower average silver prices had a negative impact on SG&A as a percentage of net sales as compared to the prior year.

Interest expense increased by $306, or 10.9%, for the three months ended September 30, 2012, compared to the same period of 2011 and increased by $1,686, or 20.4%, for the nine months ended September 30, 2012, compared to the same period of 2011. The nine month period ended September 30, 2012 included a loss of $600 on the repurchase of subordinated notes, as compared to a gain of $800 for the same period of 2011.

Derivative activity loss was $1,135 for the three months ended September 30, 2012, and $680 in the same period of 2011. Of the loss in 2012, approximately $1,036 was attributable to precious metal contracts and approximately $99 was attributable to embedded derivative features of HNH's Subordinated Notes and related warrants. Of the loss in 2011, approximately $844 was attributable to a loss on the embedded derivative features of HNH's Subordinated Notes and approximately $164 was attributable to a gain on precious metal contracts. The higher loss related to precious metal derivative contracts for the three months ended September 30, 2012 resulted principally from higher silver prices.

Derivative activity income was $406 for the nine months ended September 30, 2012, compared to a loss of $936 in the same period of 2011. Of the gain in 2012, approximately $690 was attributable to embedded derivative features of HNH's Subordinated Notes and related warrants and $284 was attributable to losses on precious metal contracts. Of the loss in 2011, approximately $1,254 was attributable to a loss on precious metal contracts and approximately $318 was attributable to a gain on the embedded derivative features of HNH's Subordinated Notes. The lower loss related to precious metal derivative contracts in the 2012 period resulted principally from a lower number of ounces of silver under contract.

BNS

BNS' operations include the results of its previously wholly-owned subsidiary, Sun Well, from its February 2, 2011 acquisition date through its May 31, 2012 sale date. Operations for Sun Well for the third quarter of 2012 and four months ended September 30, 2012 are included with the results of Steel Excel, which SPH acquired on May 31, 2012 (see Note 3 - "Acquisitions" to the SPH financial statements found elsewhere in this Form 10-Q and see the Steel Excel section below).

All periods in the table below includes the results of BNS' corporate expenses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012 (a)	2011	2012 (b)	2011 (c)
Revenues	$—	$9,928	$20,432	$23,298
Cost of revenues	—	4,614	11,251	13,010
Gross profit	—	5,314	9,181	10,288
Selling, general and administrative expenses	256	2,348	5,737	5,644
Interest expense, net	—	230	322	241
Other income, net	—	(184)	(300)	(186)
Net (loss) income from continuing operations before income taxes	$(256)	$2,920	$3,422	$4,589

(a) Represents the results of the Liquidating Trust.
(b) Includes five months of Sun Well operating results through May 31, 2012, the date Sun Well was sold.
(c) Includes eight months of Sun Well operating results for the period from February 2, 2011 through September 30, 2011.

BNS' revenue for the three months ended September 30, 2012 decreased by $9,928, or 100.0%, when compared to the same period last year due to the sale of Sun Well in the second quarter of 2012.

BNS' revenue for the nine months ended September 30, 2012 decreased by $2,866, or 12.3%, when compared to the same period last year.  The revenue decrease is due to the sale of Sun Well in the second quarter of 2012, partially offset by improved performance at Sun Well during the period BNS owned Sun Well in 2012 (January through May).

BNS' SG&A expenses for the three months ended September 30, 2012 decreased by $2,092, or 89.1%, as compared to the same period last year, and for the nine months ended September 30, 2012 SG&A expenses increased by $93, or 1.6%, as compared to the same period last year. The decrease in the third quarter of 2012 was due to the sale of Sun Well. The increase in the nine months ended September 30, 2012 was due to higher fees associated with the sale of Sun Well, an increase in certain BNS environmental accruals and higher administration costs at Sun Well to support the increased customer demand, partially offset by lower operating expenses due to the sale of Sun Well on May 31, 2012.

Interest expense for the nine months ended September 30, 2012 is related to Sun Well's borrowings, prior to its sale to Steel Excel, on its term loan and revolving credit and lease agreements.

Steel Excel

The Company consolidated Steel Excel effective May 31, 2012, the date that its interest in Steel Excel exceeded 50%. For the three months ended September 30, 2012, revenues and pretax income from continuing operations reported in the consolidated financial statements relating to Steel Excel were $34,293 and $6,208, respectively. For the nine months ended September 30, 2012, revenues and pretax income from continuing operations reported in the consolidated financial statements relating to Steel Excel were $45,487 and $6,653, respectively.

DGT

The Company consolidated DGT effective July 5, 2011, the date that our interest in DGT exceeded 50%. On November 3, 2011 DGT sold its Medical Systems Group, which comprised approximately 84% of DGT’s net sales of $67,921 for its fiscal year ended July 30, 2011. As a result, the operations of Villa are reflected as discontinued operations in our consolidated financial statements for the nine months ended September 30, 2012. DGT’s financial statements are recorded on a two-month lag, and as a result the statement of operations for the three and nine months ended September 30, 2012 includes DGT’s activity for its three and nine months ended July 31, 2012. In addition, on August 16, 2012, DGT completed the sale of its Power Conversion business operated by RFI (see Note 4 - "Assets and Liabilities Held for Sale" to the SPH financial statements found elsewhere in this Form 10-Q). As a result, the operations of RFI are presented as discontinued operations in our consolidated financial statements for the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2012, pretax loss from continuing operations reported in the consolidated financial statements relating to DGT's ongoing operations were $2,201 and $3,443, respectively.

Income (loss) of Associated Companies

Income (loss) of associated companies included in the Diversified Industrial segment net income from continuing operations includes the following:

	Ownership at	Three Months Ended		Nine Months Ended
	September 30,	September 30,		September 30,
	2012	2012	2011	2012	2011
DGT (a)	58.1%	$—	$(149)	$—	$213
JPS (b)	39.3%	—	—	—	—
API (c)	32.4%	—	5,575	—	11,022
SLI (d)	24.0%	1,684	(6,214)	(1,298)	(594)
Steel Excel (e)	50.8%	—	—	13,139	—
		$1,684	(788)	$11,841	$10,641

(a)	Effective July 5, 2011, we consolidated DGT. Prior to this date the investment in DGT was accounted for under the equity method.
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

Income from investments held at fair value

Income from investments held at fair value represents the increase in fair value of API during the three and nine months ended September 30, 2012. Prior to January 1, 2012, the Company's investment in API was accounted for as an associated company. For additional information see Note 5 - "Investments in Associated Companies" to the SPH financial statements found elsewhere in this Form 10-Q.

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
The following presents a summary of the Financial Services segment operating results as reported in our consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Interest income (including fees)	$4,127	$2,750	$10,093	$7,110
Non-interest income	1,257	1,112	3,426	3,089
	5,384	3,862	13,519	10,199
Costs and expenses:
Interest	183	231	800	648
(Recovery of) provision for loan losses	(78)	128	(322)	192
Selling, general and administrative expenses	2,050	1,486	5,446	4,927
	2,155	1,845	5,924	5,767
Net income from continuing operations before income taxes	$3,229	$2,017	$7,595	$4,432

Interest Income

Interest income increased by $1,377, or 50.1%, in the three months ended September 30, 2012, compared to the three months ended September 30, 2011 and increased by $2,983, or 42.0% in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The increases were due primarily to the growth in the Banks' lending programs.

Noninterest Income

Noninterest income increased $145, or 13.0% for the three months ended September 30, 2012, compared to the three months ended September 30, 2011 and increased $337, or 10.9% in the nine months ended September 30, 2012, compared to the same period last year, due primarily to the gain on settlement of securities and by gains on sale of other real estate owned, partially offset by the termination of one fee based lending program.
Interest Expense

Interest expense represents interest accrued on WebBank depositor accounts. Interest expense increased $48, or 20.8%, for the three months ended September 30, 2012, compared to the same period last year, and increased $152, or 23.5% compared to the nine months ended September 30, 2011, largely due to growth in average deposits, partially offset by a decrease in average interest rates on certificates of deposits.
(Recovery of) Provision for Loan Losses

At September 30, 2012, WebBank had an estimated $2,910 of impaired loans (of which $2,317 is guaranteed by the USDA or SBA) and an allowance for loan losses of $325.
The (recovery of) provision for loan losses is primarily related to WebBank's portfolio of local real estate loans.

WebBank routinely obtains appraisals on underlying collateral of nonperforming loans and records a provision for losses if the value of the collateral declines below the value of the loans. WebBank recorded a reduction of provision for loan losses of $78 for the three months ended September 30, 2012, compared to $128 for the three months ended September 30, 2011. WebBank recorded a reduction of provision for loan losses of $322 for the nine months ended September 30, 2012, compared to an expense of $192 for the nine months ended September 30, 2011. During the first nine months of 2012, WebBank was able to continue to recover previously charged off loans and effectively reduce the loans portfolio by $879 compared to December 31, 2011.
Selling General and Administrative Expenses

The increase in SG&A expenses of $564, or 38.0%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, was due to higher personnel and occupancy costs.
The increase in SG&A expenses of $519, or 10.5%, for the nine months ended September 30, 2012, compared to the same period last year, was due primarily to higher personnel and occupancy costs partially offset by a benefit recorded in the nine months ended September 30, 2012 related to the reserve for off balance sheet credit exposures and lower legal and professional fees.
Corporate and Other

The following presents a summary of Corporate and Other segment operating results as reported in our consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Investment and other income	$8	$17	$133	$824
Net investment gains (losses)	(609)	(19,432)	15,661	(8,455)
	(601)	(19,415)	15,794	(7,631)
Costs and expenses:
Interest	54	219	149	567
Selling, general and administrative expenses	3,234	2,464	10,437	6,759
Impairment charges	1,409	—	1,409	—
Management fees - related party	2,025	2,139	5,327	6,357
(Decrease) Increase in deferred fee liability to related party	—	(10,007)	11,448	(6,708)
Other income (a)	(609)	(8,978)	(1,468)	(8,978)
	6,113	(14,163)	27,302	(2,003)
Loss from continuing operations before income (loss) from equity method investments and investments held at fair value	(6,714)	(5,252)	(11,508)	(5,628)
(Loss) Income of associated companies	(4,919)	(13,967)	13,543	(10,555)
Income (Loss) from other investments - related party	586	(2,666)	(8,424)	(11,855)
Income (loss) from investments held at fair value	319	(519)	2,108	(2,075)
Net loss from continuing operations	$(10,728)	$(22,404)	$(4,281)	$(30,113)
(a) Amounts in 2011 represent bargain purchase gain related to the acquisition of DGT (see Note 2 - "Acquisitions" to the SPH financial statements included elsewhere in this Form 10-Q.

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

Investment and other income decreased by $9 or 52.9% for the three months ended September 30, 2012, compared to the same period in 2011 and decreased $691 or 83.9% for the nine months ended September 30, 2012, compared to the same period in 2011. The decreases in 2012 were primarily due to lower interest income.

Net investment losses for the three months ended September 30, 2012 were $609 compared to $19,432 in the same period of 2011. The net losses in the three months ended September 30, 2012 were primarily due to losses on foreign currency positions. The net investment losses in the third quarter of 2011 were primarily due to losses on certain derivative investments, partially offset by a gain on our investment in DGT of $7,921 resulting from the re-measurement of our investment upon the acquisition of a majority interest in DGT on July 5, 2011.

Net investment gains for the nine months ended September 30, 2012 were $15,661 compared to losses $8,455 in the same period of 2011. The net investment gains in 2012 were primarily due to the gain on the Company's investment in Steel Excel of approximately $13,500 resulting from remeasuring our investment to fair value upon acquisition of the majority interest in Steel Excel on May 31, 2012. The net investment losses in 2011 were primarily due to losses on certain derivative investments, partially offset gains on the sale certain available-for-sale securities, as well as the aforementioned gain on our investment in DGT.

Interest Expense

In the ordinary course of business the Company may sell securities short and enter into foreign currency transactions which, in effect, in certain circumstances, may represent borrowings from the counterparty. Interest expense represents interest and other fees on such transactions.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of legal, accounting, audit, tax, professional fees and common unit option expense. SG&A expenses increased by $770 or 31.3% in the three months ended September 30, 2012, compared to the same period in 2011, primarily due to higher professional fees incurred in 2012.

SG&A expenses increased by $3,678 or 54.4% in the nine months ended September 30, 2012, compared to the same period last year. The increase is primarily due to approximately $1,700 reduction of option expense recorded in the first quarter of 2011 (see Note - 17 "Capital and Accumulated Other Comprehensive (Loss) Income" to the SPH financial statements found elsewhere in this Form 10-Q) as well as higher professional fees incurred in the nine months ended September 30, 2012.

Impairment Charges

In the third quarter of 2012, the Company recorded an impairment charge of $580 related to its investment in a Japanese real estate partnership (see Note 5 - "Associated Companies" in the SPH financial statements found elsewhere in this Form 10-Q). In addition, the Company recorded an other than temporary impairment of $829 related to an available for sale security that it holds.

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

(Decrease) Increase in Deferred Fee Liability to Related Party

(Decrease) Increase in deferred fee liability to related party is an expense that arose beginning July 16, 2009 as a result of the assumption, in connection with the Exchange Transaction, of an obligation pursuant to a deferred fee agreement due to the Investment Manager, an affiliate of the Manager ("Deferred Fee Liability"). The decrease in the Deferred Fee Liability to related party of $314 in the three months ended June 30, 2012 was due to the reversal of certain accrued costs. The increase in Deferred Fee Liability to related party of $11,448 recorded in the first nine months of 2012 was due to an increase in an index related to the value of SPH. On April 11, 2012, the Company and the Investment Manager terminated the Investor Services Agreement, dated as of July 15, 2009, by mutual consent. As a result of the termination of the Investor Services Agreement the full amount in the Deferred Fee Liability became immediately payable. As a result, 6,403,002 Class B common units were issued to the Investment Manager on April 11, 2012. In connection with the termination of the Investor Services Agreement, the Investment Manager agreed not to sell any of the common units issued as payment for the deferred fee during the one year period following the Termination Date. On May 11, 2012, the Company issued an additional 536,645 Class B common units to the Investment Manager reflecting an adjustment based on the deferred fee liability as of March 31, 2012. For additional information, see Note 14 - "Related Party Transactions" to the SPH financial statements found elsewhere in this Form 10-Q.

(Loss) Income of Associated Companies

(Loss) income of associated companies included in the Corporate and Other segment is as follows:

	Ownership at	Three Months Ended		Nine Months Ended
	September 30,	September 30,		September 30,
	2012	2012	2011	2012	2011
Steel Excel(a)	50.8%	$—	$(13,881)	$—	$(10,112)
CoSine	46.8%	(59)	(87)	(235)	(385)
Fox & Hound (b)	50.0%	(4,860)	—	13,778	—
Other		—	1	—	(58)
		$(4,919)	$(13,967)	$13,543	$(10,555)
(a) Effective January 1, 2012, Steel Excel was reclassified to the Diversified Industrial segment due to recent acquisitions of oil field servicing companies.
(b) Fox & Hound became an associated company in the first quarter of 2012 (see Note 5 - "Investments in Associated Companies" to the SPH financial statements found elsewhere in this Form 10-Q).

Income (Loss) From Other Investments - Related Party

Income (loss) from other investments - related party includes income or loss we recognize on our 43.75% investment in each series of the SPII Liquidating Trust (for additional information see Note 6 - “Investments” of the SPH financial statements found elsewhere in this Form 10-Q). The Company elected to account for its investments in each series of the SPII Liquidating Trust under the equity method at fair value beginning July 16, 2009, the date these investments became subject to the equity method. Unrealized gain/loss on each series of the SPII Liquidating Trust is reported in the consolidated statement of operations. The loss in the first nine months of 2012 was primarily due to the series of the SPII Liquidating Trust that holds an interest in Fox & Hound Restaurant Group ("F&H"). On March 19, 2012, in conjunction with a long-term refinancing of its debt, Fox & Hound issued new common equity. As a result of the transaction, our interest in F&H through the SPII Liquidating Trust was diluted and reduced by approximately $11,200, which was recorded in the first quarter of 2012.
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
For the three and nine months ended September 30, 2012, a tax provision of $2,973 and $21,636 was recorded, respectively, and for the three and nine months ended September 30, 2011, a tax provision and benefit of $2,192 and $2,091, respectively, from continuing operations was recorded. The higher tax provision in the 2012 periods is due to a higher federal tax provision at HNH resulting principally from the recording of the benefit of HNH's federal net operating loss carryforwards

(“NOLs”) in the fourth quarter of 2011 and the write off of a deferred tax asset at BNS. Also, included in the Company’s tax benefit for the nine months ended September 30, 2011 is $9,915 from the release of BNS’s valuation allowance relating to NOL’s.
The Company’s tax provision represents the income tax expense or benefit of its consolidated subsidiaries. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe that it is more likely than not that the benefits of its deferred tax assets will not be realized in future periods.
Other Comprehensive Income
Other comprehensive income primarily represents the net unrealized gains and losses during the period on available-for-sale securities held at the end of each reporting period, adjusted for the reversal of unrealized gains and losses recognized in prior periods on available-for-sale securities sold during the period. Approximately $19,499 and $13,275 of the other comprehensive income recorded for the three and nine months ended September 30, 2012, respectively, was related to unrealized losses on available-for-sale securities.

FINANCIAL CONDITION

Cash Flow Summary

	Nine Months Ended
	September 30,
	2012	2011
Net cash provided by (used in) operating activities	$28,362	$(13,374)
Net cash provided by (used in) investing activities	74,253	(53,942)
Net cash (used in) provided by financing activities	(44,272)	18,944
Change in period	$58,343	(48,372)

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2012 was $28,362. Net income of $52,204 was partially offset by a decrease of $33,736 relating to changes in operating assets and liabilities. Of this working capital decrease, $14,320 was from an increase in accounts receivable, $2,510 was from an increase in inventories and $7,699 was from a decrease in accounts payable and accrued and other liabilities. Net income was also impacted by $11,448 relating to the increase in the Deferred Fee Liability to related party and $1,350 relating to net cash provided by operating activities of discontinued operations. The increase in accounts receivable relates primarily to the increase in sales by Steel Excel during the first nine months of 2012 compared to the same period last year.

Net cash used in operating activities for the nine months ended September 30, 2011 was $13,374. Significant items that decreased cash flow from operations included $61,453 relating to net increases in operating assets and liabilities (of which $28,358 was from an increase in accounts receivable, $17,114 was from a decrease in accounts payable and accrued and other liabilities, $6,973 was due to an increase in inventories and $7,600 was due to a net increase in loans held for sale). In addition, the deferred fee liability decreased by $6,708 and net cash used by operating activities of discontinued operations was $3,996.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2012 was $74,253. Significant items included net cash acquired in acquisitions of $45,848, primarily from the acquisition of Steel Excel, proceeds from the sale of discontinued operations of $22,194 and investment sales net of purchases of $46,575. These cash increases were partially offset by investments in associated companies of $16,567, which represents our investment in Fox & Hound and additional investment in Steel Excel, and purchases of property plant and equipment of $25,871.

Net cash used in investing activities for the nine months ended September 30, 2011 was $53,942. Significant cash outflows included investment purchases net of sales of $132,014, acquisitions, net of cash acquired of $39,533, additional investments in associated companies of $14,690 and purchases of property, plant and equipment of $14,055. These decreases in cash were partially offset by release of restricted cash relating primarily to closing out foreign currency financial instruments of

$126,102, and proceeds received from the sale of discontinued operations of $26,499.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2012 was $44,272. This was due primarily to distributions paid to noncontrolling interest holders of BNS of $10,316, repayments of term loans of $6,778, lower bank deposits held by WebBank of $19,863, repurchases of subordinated notes of $5,279 and net revolver payments of $4,728, partially offset by a net change in overdrafts of $2,322.

Net cash provided by financing activities for the nine months ended September 30, 2011 was $18,944. This was due to higher bank deposits held by WebBank of $32,626 and net proceeds from term loans of $69,000, partially offset by common unit cash distributions of $29,869 and net revolver and term loan repayments of payments of $53,017.

Liquidity and Capital Resources

Holding Company

SPH, excluding its operating subsidiaries, the “Holding Company,” is a global diversified holding company whose assets principally consist of the stock of its direct subsidiaries, cash and cash equivalents and other non-controlling investments in debt and equity securities. The Holding Company continuously evaluates the retention and disposition of its existing operations and investments and investigates possible acquisitions of new businesses in order to maximize unitholder value. Accordingly, further acquisitions, divestitures, investments and changes in capital structure are possible. Its principal potential sources of funds are available cash resources, investments, borrowings, public and private capital market transactions, repayment of subsidiary advances, distributions or dividends from subsidiaries, as well as dispositions of existing businesses and investments. The Holding Company’s investments are subject to changes that may result in amounts realized from any future sales that are at times significantly different from the value we are reporting at September 30, 2012. These investments, including those accounted for under the equity method, can be impacted by market conditions, changes in the specific business environments of our investees or by the underlying performance of these businesses.

In addition to cash and cash equivalents, the Holding Company considers investments at fair value included in its consolidated balance sheet as being generally available to meet its liquidity needs. Investments at fair value are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a reasonable period of time. As of September 30, 2012, the Holding Company had cash and cash equivalents of $11,748 and investments of $131,290. The Holding Company had $24,733 of restricted cash which serves as collateral with respect to foreign currency financial instruments. The Holding Company is not able to use these funds for other purposes, and the Holding Company does not consider this amount to be available to meet its liquidity needs.

The Holding Company generally does not have access to the cash flow generated by the Company’s operating businesses for its needs, and the operating businesses generally do not rely on the Holding Company to support their operating activities. The Holding Company’s available liquidity, and the investment income realized from the Holding Company’s cash, cash equivalents and marketable securities is used to meet the Holding Company’s recurring cash requirements, which are principally the payment of its overhead expenses. Prior to April 11, 2012, the Holding Company’s only long-term cash requirement was the payment of the Deferred Fee Liability which was valued at $70,508 as of March 31, 2012. On April 11, 2012, the Company and the Investment Manager terminated the Investor Services Agreement, dated as of July 15, 2009, by mutual consent. As a result of the termination of the Investor Services Agreement the full amount in the Deferred Fee Liability became immediately payable - see Note 14 - "Related Party Transactions".  Instead of receiving the deferred fee in cash, the Investment Manager elected for the total amount to be paid in common units of the Company.  Under the Deferred Fee Agreement, the number of common units to be issued was determined by applying a 15% discount to the market price of the common units, which represents the fair value of the common units giving effect to the discount for lack of marketability.  As a result, 6,403,002 Class B common units were issued to the Investment Manager on April 11, 2012, subject to adjustment as of March 31, 2012. These Class B common units have the same rights as the common units, except that they may not be sold in the public market until the capital account allocable to such Class B common units is equal to the capital account allocable to the common units. On May 11, 2012, the Company issued an additional 536,645 Class B common units to the Investment Manager reflecting an adjustment based on the deferred fee liability as of March 31, 2012. In connection with the termination of the Investor Services Agreement, the Investment Manager agreed not to sell any of the common units issued as payment for the deferred fee during the one year period following the Termination Date. The Holding Company also provides a $4,000 line of credit to WebBank, which was undrawn as of September 30, 2012.

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

At September 30, 2012, the Holding Company and its consolidated subsidiaries had, in the aggregate, cash and cash equivalents of $185,489 available for operations in the ordinary course of business and for the acquisition of interests in businesses. In addition, a portion of the Holding Company’s investments at fair value, as may be determined from time to time not to be strategic, are also available to be sold and the proceeds of which may be used acquire interests in other businesses and finance operations in the ordinary course.

As of September 30, 2012, SPH’s associated companies, without giving effect to SPH’s ownership share of such companies, had, in the aggregate, approximately $29,771 of cash available for operations in the ordinary course of business and potential acquisition of businesses. SPH does not have control of or access to this cash and marketable securities.

Discussion of Segment Liquidity and Capital Resources

Diversified Industrial

HNH

As of September 30, 2012, HNH’s current assets totaled $185,759, its current liabilities totaled $109,410, and its working capital was $76,349, as compared to working capital of $70,069 as of December 31, 2011.

HNH generated $28,813 of positive cash flow from operating activities in the nine months ended September 30, 2012 and $3,753 of cash used in operating activities in the comparable 2011 period. The increase in cash flow from operations was principally attributable to a lower use of working capital during the nine months ended September 30, 2012.  SPH's consolidated financial statements reflect pre-tax income from continuing operations of $10,304 and $37,699 relating to HNH for the three and nine months ended September 30, 2012, respectively.

HNH's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan. The Company does not expect these restrictions to have an impact on HNH's ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Corporation Pension Plan and paying HNH's administrative costs.

On November 8, 2012, H&H Group entered into a $205,000 senior secured credit facility, consisting of a revolving credit facility in an aggregate principal amount not to exceed $90,000 and a term loan in an aggregate principal amount of $115,000 (collectively, “Senior Credit Facility”). The terms of this agreement are further described in Note 23 - “Subsequent Events”, to the SPH financial statements found elsewhere in this Form 10-Q. The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditure, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit.
During the second quarter of 2012, new U.S. legislation was enacted that significantly reduced the amount of minimum pension plan contributions that HNH expects to make in the next several years. HNH now expects to have no required minimum contributions for the remainder of 2012, $12,600, $20,600, $20,200, $16,800, and $56,500 in 2013, 2014, 2015, 2016 and thereafter, respectively. Such required contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

HNH's ability to satisfy debt service obligations, to fund planned capital expenditures and required pension payments, and make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets in which it operates, as well as financial, business and other factors, some of which are beyond its control. The ability of H&H Group to draw on the Senior Credit Facility is limited by a borrowing base of accounts receivable and inventory. In addition, the Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants. There can be no assurances that H&H Group will continue to have access to its lines of credit if its financial performance does not satisfy the relevant borrowing base criteria and financial covenants set forth in the financing agreement. If H&H Group does not meet certain of its financial covenants or satisfy its borrowing base criteria, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

Steel Excel

As of September 30, 2012, Steel Excel's working capital was $277,989 Steel Excel's principal source of liquidity is cash, cash equivalents and marketable securities on hand.

At September 30, 2012, Steel Excel had $257,820 in cash, cash equivalents and marketable securities. The available-for-sale securities included short-term deposits, corporate obligations, United States government securities, and government agencies. In the future, Steel Excel may make additional acquisitions of businesses, and may use a significant portion of its available cash balances for such acquisitions or for working capital needs thereafter.

Steel Excel's subsidiary, Sun Well, entered into a credit agreement with Wells Fargo Bank, National Association in June 2011 that included a $20,000 term loan and a revolving line of credit for up to $5,000.  The term loan is repayable in $1,000 quarterly installments from September 30, 2011 through June 30, 2015.  The balance of the term loan at September 30, 2012 was $14,000, of which $4,000 is shown as a current liability.  Sun Well has no borrowings outstanding on the revolving line of credit at September 30, 2012.

Sun Well uses capitalized lease obligations to fund a portion of its capital acquisitions.  At September 30, 2012, capitalized lease obligations for Sun Well were approximately $1,500 as compared to $1,800 at December 31, 2011.

Steel Excel believes that its cash balances and cash generated from operations will be sufficient to satisfy its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The consummation of acquisitions in fiscal 2011 and 2012 and the anticipation of additional acquisitions in the future, prevailing economic conditions and/or financial, business and other factors beyond their control could adversely affect our estimates of our future cash requirements. As such, Steel Excel could be required to fund its cash requirements by alternative financing. In these instances, Steel Excel may seek to raise such additional funds through public or private equity or debt financings or from other sources. As a result, Steel Excel may not be able to obtain adequate or favorable equity financing, if needed, due in part to its shares of common stock currently trading on the OTCQB Market. Any equity financing Steel Excel obtains may dilute existing ownership interests, and any debt financing could contain covenants that impose limitations on the conduct of its business. There can be no assurance that additional financing, if needed, would be available on terms acceptable to Steel Excel or at all.

BNS

On May 29, 2012, BNS shareholders approved a sale of Sun Well Services, Inc. as well as a distribution to shareholders and a plan of liquidation, whereby BNS would be dissolved. On May 31, 2012 BNS sold its interest in Sun Well to Steel Excel. The sale proceeds included 2,027,500 shares of Steel Excel common stock and cash of $7,922. On June 18, 2012, BNS completed a distribution to its shareholders, pursuant to shareholder approval noted above, and distributed cash of approximately $10,300 to its minority shareholders and 2,027,500 shares of Steel Excel common stock to its majority shareholder. In June 2012, BNS formed a liquidating trust, the BNS Holdings Liquidating Trust (“Liquidating Trust”), assigned its assets and liabilities to the Trust and initiated its dissolution. The Liquidating Trust is owned by the BNS former shareholders, in the same proportion as their former shareholdings. The Liquidating Trust will continue to be included in the consolidated financial statements of SPH, as SPH owns approximately 85% of the Liquidating Trust.

As of September 30, 2012, BNS current assets totaled approximately $5,484 and its current liabilities were approximately $1,577, for a working capital of $3,907 as compared to working capital of $6,200 at December 31, 2011.  The decrease in working capital is due to the sale of Sun Well and the approximate $10,300 cash distribution to its noncontrolling interest holders, partially offset by the cash proceeds received from Steel Excel as part of consideration received in the sale of Sun Well and the promissory note from SPH (see below).

As result of the sale of Sun Well on May 31, 2012, BNS has no debt or capital lease obligations at September 30, 2012.

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

DGT

At July 31, 2012, its most recent fiscal period reported to the SEC on Form 10-Q, DGT had $38,169 in cash and cash equivalents.

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

After obtaining the required two-thirds vote approval by its shareholders on August 16, 2012, DGT completed the sale of its Power Conversion business operated by RFI to EMS Development Corporation (“EMS”), a New York corporation and an affiliate of Ultra Electronics Defense, Inc. (“UEDI”), pursuant to the asset purchase agreement dated as of June 6, 2012, by and among UEDI, the Company and RFI. In consideration for the sale of RFI, EMS paid an aggregate of $12,500 (the “Purchase Price”) (subject to a potential working capital adjustment), payable in cash. $1,250 of the Purchase Price is being held in escrow to serve as security for payments in satisfaction of certain of DGT's indemnification obligations and $237 of the Purchase Price is being held in escrow to cover any potential net working capital adjustment.  DGT retained the RFI facility and entered into a lease with EMS. The lease has a term of 5 years, with payments of $33 per month net to RFI, terminable by EMS, as the tenant, upon 30 days prior written notice. SPH's net gain on the sale of RFI, which will be recorded in SPH's fourth quarter of 2012 due to the recording of DGT's results of operations on a two-month lag, is expected be approximately $3,800.

Financial Services

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations such as certificate of deposit maturities and to fund customer credit needs. WebBank had $86,550 and $77,285 in cash at the Federal Reserve Bank and in its Fed Funds account at its correspondent bank at September 30, 2012 and December 31, 2011, respectively. WebBank had $6,500 and $5,500 in lines of credit from its correspondent banks at September 30, 2012 and December 31, 2011, respectively. WebBank had $3,226 and $2,115 available from the Federal Reserve discount window at September 30, 2012 and December 31, 2011, respectively. Additionally, WebBank has available a $4,000 line of credit from the Holding Company at September 30, 2012 and December 31, 2011. WebBank had a total of $100,276 and $88,900 in cash, lines of credit, and access to the Federal Reserve Bank discount window at September 30, 2012 and December 31, 2011, respectively, which represents approximately 75% and 71%, respectively, of WebBank's total assets.
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

On April 11, 2012, the Company and the Investment Manager terminated the Investor Services Agreement, dated as of July 15, 2009, by mutual consent. As a result of the termination of the Investor Services Agreement the full amount in the Deferred Fee Liability became immediately payable - see Note 14 - "Related Party Transactions" found elsewhere in the Form 10-Q.   The deferred fees were recorded as a liability by the Company with a fair value of approximately $70,508 as of March

31, 2012.  Instead of receiving the deferred fee in cash, the Investment Manager elected for the total amount to be paid in common units of the Company.  Under the Deferred Fee Agreement, the number of common units issued was determined by applying a 15% discount to the market price of the common units.  As a result, 6,403,002 Class B common units were issued to the Investment Manager on April 11, 2012, subject to adjustment as of March 31, 2012. On May 11, 2012, the Company issued an additional 536,645 Class B common units to the Investment Manager reflecting an adjustment based on the deferred fee liability as of March 31, 2012.

There were no other material changes in our contractual obligations or any other liabilities reflected on our consolidated balance sheet as of September 30, 2012 as compared to those reported in our 2011 Form 10-K.

Off-Balance Sheet Risk

We have off-balance sheet risk related to certain financial instruments, including futures and undisbursed loan commitments. For additional information regarding these arrangements, refer to Note 8 - “Financial Instruments,” to the consolidated financial statements contained in this Form 10-Q.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2012 compared to those reported in our 2011 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2012. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2012 our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business.

For further information regarding our legal proceedings, see our Legal Proceedings set forth in Note 22 - “Commitments and Contingencies,” to the consolidated financial statements included in Part I of this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1, 2012 through July 31, 2012	46,757	$10.82	N/A	N/A

August 1, 2012 through August 31, 2012	532,404	$10.91	N/A	N/A

September 1, 2012 through September 30, 2012	497,334	$11.05	N/A	N/A

Total	1,076,495		N/A	N/A

(1) All units were purchased by DGT Holdings Corp., an affiliate of the Company, in open market transactions for its own account.

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

Dated:	November 14, 2012	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ James F. McCabe, Jr.
James F. McCabe, Jr.
Chief Financial Officer
(Principal Accounting Officer)