Form 10-Q/A
period 2012-09-30
STEEL PARTNERS HOLDINGS L.P.
filed 2012-11-15
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Steel Partners Holdings L.P. Quarterly Report on Form 10−Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012 (the “Form 10−Q”), is solely to furnish revised XBRL (eXtensible Business Reporting Language) documents in Exhibit 101 to the Form 10−Q.

No other changes have been made to the Form 10−Q. This Amendment No. 1 to the Form 10−Q speaks as of the original filing date of the Form 10−Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10−Q.

Pursuant to Rule 406T of Regulation S−T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.   Exhibits

Exhibit 31.1*	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2*	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 101.INS**	XBRL Instance Document

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed with the Form 10-Q on November 14, 2012.
** Furnished with this Form 10Q/A.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 15, 2012	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ James F. McCabe, Jr.
James F. McCabe, Jr.
Chief Financial Officer
(Principal Accounting Officer)

Exhibits

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase