Form 10-K
period 2012-12-31
STEEL PARTNERS HOLDINGS L.P.
filed 2013-03-21
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2012
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-5465
______________
STEEL PARTNERS HOLDINGS L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3727655
(State of Incorporation)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 32nd Floor
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 520-2300

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common units, $0 par	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Units, no par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Non-accelerated filer	☑
Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of our common units held by non-affiliates of registrant as of June 29, 2012 was approximately $244.3 million.

On March 15, 2013, there were 30,254,539 common units outstanding.

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

Who We Are
Steel Partners Holdings L.P. is a global diversified holding company that engages in multiple businesses through consolidated subsidiaries, associated companies and other interests. We own and operate businesses and have significant interests in leading companies in various industries, including diversified industrial products, energy, defense, banking, insurance, food products and services, and sports-related industries.
Each of our companies has its own management team with significant experience and proven success in their industries.  Our subsidiary, SP Corporate Services LLC (“SP Corporate”), provides certain executive and corporate management services to us and some of our companies. We seek to work with our companies to increase corporate value over the long term for our unitholders and all stakeholders by implementing our unique strategy discussed in more detail below.
As of December 31, 2012, our total equity attributable to our common unitholders is $527,344. Our capital structure enables us to manage our businesses with a long-term time horizon.
Our History
SPH is a limited partnership formed in the State of Delaware on December 16, 2008. SPH is the successor through a merger on December 31, 2008 with WebFinancial Corporation (formerly Rose's Holdings, Inc.), a Delaware corporation that was incorporated in 1997 to act as a holding company for Rose's Stores, Inc., an operator of general merchandise discount stores founded in 1927. WebFinancial Corporation (“Webfinancial”) completed the sale of its store operations in 1997 and acquired WebBank in 1998.
Effective as of July 15, 2009, we completed an exchange transaction in which we acquired the limited partnership interest of Steel Partners II, L.P. (“SPII”) pursuant to which we acquired net assets of $454,300 that were held by SPII, consisting of holdings in a variety of companies, in exchange for our common units which were distributed to certain former indirect investors in SPII (the “Exchange Transaction”). As a result, we became a global diversified holding company, with partners' capital of $367,100 as of July 15, 2009, which has increased to $527,344 as of December 31, 2012. Since July 15, 2009, we have concentrated our holdings into a select number of businesses.
In connection with the Exchange Transaction, we agreed to distribute to the holders of our common units a total of up to $87,500 (the “Target Distribution”), subject to certain limitations, during the period from July 16, 2009 to April 30, 2011, or the “Final Distribution Date.” On April 1, 2010, we distributed to our unitholders of record as of March 26, 2010 approximately $54,400 or $1.95 per common unit. On April 6, 2011, we distributed to our unitholders of record as of March 25, 2011 approximately $33,100, or $1.18 per common unit, representing the final required distribution in full satisfaction of the Target Distribution. We may, at our option, make further distributions to the unitholders although we currently have no plan to make any distributions in excess of the Target Distribution.

Our Structure
SPH is managed by SP General Services LLC (the “Manager”), pursuant to the terms of an amended and restated management agreement (the “Management Agreement”) discussed in further detail in the section entitled “Executive Compensation - The Management Agreement.” From its founding in 1990, the Manager and its affiliates have created significant increases in value for investors in the entities it has managed, including SPH and SPII.
Our wholly-owned subsidiary, Steel Partners Holdings GP Inc., formerly known as Web LLC and Steel Partners Holdings GP LLC, or the “General Partner”, is our general partner. The General Partner converted from a limited liability company to a corporation on September 21, 2010. The General Partner has a board of directors (the “Board of Directors”). The Board of Directors is currently comprised of seven members, five of whom are elected annually by our unitholders and two of whom are appointed by the Manager. Warren G. Lichtenstein, the Chairman and Chief Executive Officer of our Manager, serves as the Chairman of the Board of Directors.
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
We strive to enhance the business operations of our companies and increase long-term value for unitholders and stakeholders through balance sheet improvements, strategic allocation of capital and operational and growth initiatives. Our operational initiatives include creating efficiencies through consolidated purchasing and materials sourcing provided by the Steel Partners Purchasing Council, which arranges shared purchasing programs and is reducing costs for, and providing other benefits to, a number of our companies. We are reducing our companies' operational costs, and enhancing growth and profitability, through the implementation of Steel Partners Operational Excellence Programs, which include the deployment of Lean Manufacturing, Design for Six Sigma, Six Sigma and Strategy Deployment. We are focused on reducing corporate overhead of our companies by centralizing certain administrative and corporate services through Steel Partners Corporate Services that provides management, consulting and advisory services.
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

Our Business Segments
The following table presents the composition of our segments, which include the operations of our consolidated subsidiaries, as well as income or loss from equity method investments and other investments. Our segments are categorized as follows:

Diversified Industrial	Energy	Financial Services	Corporate
Handy & Harman Ltd. ("HNH") (1)	Steel Excel Inc. ("Steel Excel")(1)	WebBank (1)	SPH Services, Inc. ("SPH Services") (1)
SL Industries, Inc. ("SLI") (2)	BNS Holding, Inc. ("BNS") (1), (3)		DGT Holdings Corp. ("DGT") (1)
BNS Holdings Liquidating Trust ("BNS Liquidating Trust") (1), (3)
CoSine Communications, Inc. ("CoSine")(2)
Fox & Hound Acquisition Corp. ("Fox & Hound") (2)
SPII Liquidating Trust (2)
Other Investments (4)

(1)	Consolidated subsidiary

(2)	Equity method investment
(3) The operations of BNS are included in the Energy segment through June 30, 2012. The results of the BNS Liquidating Trust are included in the Corporate and Other segment from July 1, 2012 through December 31, 2012
(4) Other investments classified in Corporate and Other include various investments in available-for-sale securities in the Computer Software and Services, Aerospace/Defense, Manufacturing and Restaurant industries. Included in these investments are two of the Company's available-for-sale investments, API Group PLC ("API") and JPS Industries, Inc. ("JPS"). Effective December 31, 2011, these investments were reclassified from equity method investments to available-for-sale securities, and accordingly are included in the Corporate and Other segment in 2012.

Our Businesses - Consolidated Subsidiaries
Handy & Harman Ltd.
Our Ownership Interest
We have an ownership interest of approximately 54.3% as of December 31, 2012 in Handy & Harman Ltd. (NASDAQ (CM): HNH), formerly known as WHX Corporation, a Delaware corporation (“HNH”). On May 7, 2010, our ownership interest in HNH exceeded 50%, and as a result, HNH became a controlled subsidiary of SPH and is consolidated from that date. At December 31, 2012, we hold $21,552 principal amount of 10% subordinated secured notes issued by a subsidiary of HNH that mature on October 15, 2017 (the “Subordinated Notes”), which are eliminated in consolidation, and warrants (the “Warrants”) to purchase 406,324 shares of HNH common stock. The Subordinated Notes bear interest at a rate of 10% per annum, 6% of which is payable in cash and 4% of which is payable in-kind. The Warrants have an exercise price of $11.00 per share and are exercisable beginning October 14, 2013.
Four of our representatives serve on HNH's eight-member board of directors, one of whom serves as Chairman. Our representatives also serve as the Vice Chairman (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer), Chief Legal Officer and as Vice Presidents of HNH.
Description of Business
HNH is a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves. Through its operating subsidiaries, HNH focuses on high margin products and innovative technology and serves customers across a wide range of end markets. HNH sells its products and services through direct sales forces, distributors and manufacturer's representatives. It serves a diverse customer base, including the construction, electronics, telecommunications, home appliance, transportation, utility, medical, semiconductor, aerospace and aviation markets. Other markets served include blade products and repair services for the food industry. HNH owns Handy & Harman Group Ltd. ("H&H Group"), which owns Handy & Harman ("H&H") and Bairnco Corporation ("Bairnco"). HNH manages its group of businesses on a decentralized basis with operations principally in North America. For the years ended December 31, 2012 and 2011, HNH generated net sales of $629,396 and $634,964, respectively.

HNH Products and Product Mix
Joining Materials
HNH's Joining Materials business primarily fabricates precious metals and their alloys into brazing alloys. Brazing alloys are used to join similar and dissimilar metals, as well as specialty metals and some ceramics, with strong, hermetic joints. Joining Materials segment offers these metal joining products in a wide variety of alloys, including gold, silver, palladium, copper, nickel, aluminum and tin. These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including electrical, appliance, transportation, construction and general industrial, where dissimilar material and metal joining applications are required. Operating income from precious metal products is principally derived from the "value added'' of processing and fabricating and not from the purchase and resale of precious metal. Joining Materials segment has limited exposure to the prices of precious metals due to the Company's hedging and pricing models. HNH believes that the business unit that comprises its Joining Materials business is the North American market leader in many of the markets that it serves. The Joining Materials business was formerly known as the Precious Metal business.

Tubing
HNH's tubing business manufactures a wide variety of steel tubing products. HNH believes that its Stainless Steel Tubing Group manufactures the world's longest continuous seamless stainless steel tubing coils, in excess of 5,000 feet, serving the petrochemical infrastructure and shipbuilding markets. HNH also believes it is the number one supplier of small diameter (<3mm) coil tubing to industry leading specifications serving the aerospace, defense and semiconductor fabrication markets. HNH's Specialty Tubing unit manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the consumer and commercial refrigeration, automotive, heating, ventilation and cooling (HVAC), industrial heat exchanger, and oil and gas industries. In addition to producing bulk tubing, it produces value added fabrications for several of these industries.

Engineered Materials
HNH's Engineered Materials segment manufactures and supplies products primarily to the commercial construction and building industries. It manufactures fasteners and fastening systems for the U.S. commercial low slope roofing industry, which are sold to building and roofing material wholesalers, roofing contractors and private label roofing system manufacturers; a line of engineered specialty fasteners for the building products industry for fastening applications in the remodeling and construction of homes, decking and landscaping; and electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries. HNH believes that its primary business unit in Engineered Materials is the market leader in fasteners and accessories for commercial low-slope roofing applications and that the majority of the net sales for the segment are for the commercial construction repair and replacement market. In January 2013, HNH divested substantially all of the assets and existing operations of our Continental Industries business unit, which manufactured plastic and steel fittings and connectors for natural gas, propane and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection and lightning protection.

Arlon Electronic Materials

HNH's Arlon Electronic Materials business provides high performance materials for the printed circuit board ("PCB") industry and silicone rubber-based insulation materials used in a broad range of industrial, military/aerospace, consumer and commercial markets. It also supplies high technology circuit substrate laminate materials to the PCB industry. Products are marketed principally to original equipment manufacturers (OEMs), distributors and PCB manufacturers globally. Arlon also manufactures a line of market leading silicone rubber materials used in a broad range of military, consumer, industrial and commercial products.

Kasco Blades and Route Repair Services
HNH's Kasco Blades and Route Repair Services provides meat-room blade products, repair services and resale products for the meat and deli departments of supermarkets, restaurants, meat and fish processing plants and for distributors of electrical saws and cutting equipment, principally in North America and Europe. Kasco also provides wood cutting blade products for the pallet manufacturing, pallet recycler and portable saw mill industries in North America.

Business Strategy
HNH's business strategy is to enhance the growth and profitability of the business units of HNH and to build upon their strengths through internal growth and strategic acquisitions. We expect HNH to continue to focus on high margin products and innovative technology. HNH also will continue to evaluate, from time to time, the sale of certain businesses and assets, as well as strategic and opportunistic acquisitions.

HNH uses a set of tools and processes called the HNH Business System to drive operational and sales efficiencies across each of its business units. The HNH Business System is designed to drive strategy deployment and sales and marketing based on lean principles. HNH pursues a number of ongoing strategic initiatives intended to improve its performance, including objectives relating to manufacturing improvement, idea generation, product development and global sourcing of materials and services. HNH utilizes lean tools and philosophies in operations and commercialization activities to increase sales, improve business processes, and reduce and eliminate waste, coupled with the tools targeted at variation reduction.

Customers
HNH is diversified across industrial markets and customers. HNH sells to customers in the construction, electronics, telecommunications, home appliance OEM, transportation, utility, medical, semiconductor, aerospace, military electronics, medical, automotive, railroad, and the food industry.
No customer accounted for more than 5% of consolidated sales in 2012, 2011 or 2010. However, HNH's 15 largest customers accounted for approximately 28% and 27% of consolidated HNH net sales in 2012 and 2011, respectively.
Foreign Revenue
The following table presents HNH revenue for the periods indicated; however, HNH revenue is only included in SPH's consolidation since May 7, 2010:

	Revenue
	Year Ended December 31,
	2012	2011	2010
U.S.	$562,338	$560,783	$487,251
Foreign (a)	67,058	74,181	53,220
	$629,396	$634,964	$540,471

(a)	Foreign revenue is based on the country in which the legal subsidiary is domiciled.

Raw Materials

Besides precious metals, the raw materials used in the operations of the Joining Materials, Tubing, Engineered Materials and Kasco operations consist principally of stainless, galvanized and carbon steel, nickel alloys, a variety of high-performance alloys and various plastic compositions. HNH purchases all such raw materials at open market prices from domestic and foreign suppliers. HNH has not experienced any significant problem in obtaining the necessary quantities of raw materials. Prices and availability, particularly of raw materials purchased from foreign suppliers, are affected by world market conditions and government policies. The raw materials used by HNH in its non-precious metal products are generally readily available from more than one source.

The essential raw materials used in the Arlon segment are silicone rubber, fiberglass cloths, non-woven glass mats, pigments, copper foils, various plastic films, special release liners, various solvents, Teflon™ or PTFE dispersion, skive PTFE film, polyimide resin, epoxy resins, other thermoset resins, ceramic fillers, as well as various chemicals. Generally, these materials are each available from several qualified suppliers. There are, however, several raw materials used in products that are purchased from chemical companies that are proprietary in nature. Other raw materials are purchased from a single approved vendor on a "sole source" basis, although alternative sources could be developed in the future if necessary. However, the qualification procedure for new suppliers can take several months or longer and could therefore interrupt production if the primary raw material source became unexpectedly unavailable. Current suppliers are located in the United States, Asia and Europe.

Capital Investments

HNH believes that in order to be and remain competitive, its businesses must continuously strive to improve productivity and product quality, and control and/or reduce manufacturing costs. Accordingly, HNH expects to continue to incur capital investments that reduce overall manufacturing costs, improve the quality of products produced and broaden the array of products offered to the industries HNH serves, as well as replace equipment as necessary to maintain compliance with environmental, health and safety laws and regulations. HNH's capital expenditures for 2012, 2011 or 2010 for continuing operations were $20,900, $12,700 and $10,400, respectively. HNH anticipates funding its capital expenditures in 2013 from funds generated by operations and borrowed funds. HNH anticipates its capital expenditures to be in the range between $13,000 and $26,000 per year for the next several years.

HNH requires significant amounts of electricity and natural gas to operate its facilities and is subject to price changes in these commodities. A shortage of electricity or natural gas, or a government allocation of supplies resulting in a general reduction in supplies, could increase costs of production and could cause some curtailment of production.

Employees

As of December 31, 2012, HNH employed 1,648 employees worldwide. Of these employees, 355 were sales employees, 479 were office employees, 160 were covered by collective bargaining agreements, and 654 were non-union operating employees.

Competition

There are many companies, both domestic and foreign, which manufacture products of the type HNH manufactures. Some of these competitors are larger than HNH and have financial resources greater than it does. Some of these competitors enjoy certain other competitive advantages, including greater name recognition, greater financial, technical, marketing and other resources, a larger installed base of customers and well-established relationships with current and potential customers. Competition is based on quality, technology, service and price, and in some industries, new product introduction, each of which is of equal importance. HNH may not be able to compete successfully, and competition may have a negative impact on its business, operating results or financial condition by reducing volume of products sold and/or selling prices, and accordingly reducing revenues and profits.

Sales Channels

HNH distributes products to customers through its sales personnel, outside sales representatives and distributors in North and South America, Europe, Australia, the Far East and several other international markets.

Patents and Trademarks

HNH owns patents and registered trademarks under which certain of its products are sold. In addition, HNH owns a number of U.S. and foreign mechanical patents related to certain of its products, as well as a number of design patents. HNH does not believe that the loss of any or all of these trademarks would have a material adverse effect on its businesses. HNH's patents have remaining durations ranging from less-than-one year to 17 years, with expiration dates occurring in 2013 through 2030.

Environmental Regulation

HNH is subject to laws and regulations relating to the protection of the environment. HNH does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2013. HNH believes it is in compliance with all orders and decrees it has consented to with environmental regulatory agencies. Please see "Item 1A - Risk Factors," "Item 3 - Legal Proceedings" and Note 21 - "Commitments and Contingencies" to the SPH consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data."

Steel Excel Inc.

Our Ownership Interest
We have an ownership interest of approximately 51.2% as of December 31, 2012 in Steel Excel, a Delaware corporation formerly known as ADPT Corporation (OTC: SXCL.PK). Three of our representatives serve on Steel Excel's six-

member board of directors, one of whom serves as Chairman and another of whom serves as the Chief Executive Officer. One of our representatives also serves as Chief Financial Officer.
Description of Business
Steel Excel is primarily focused on capital redeployment and identification of new business operations in which they can utilize their existing working capital and maximize the use of their net tax operating losses (“NOLs”) in the future. The identification of new business operations includes, but is not limited to, the oilfield services, sports, training, education, entertainment, and lifestyle businesses. During Steel Excel's fiscal year ended December 31, 2012, they acquired two oilfield services businesses (Eagle Well Services and Sun Well Service, Inc.) and two sports-related businesses (Cross Fit South Bay and Cross Fit Torrance). On May 31, 2012, our ownership percentage exceeded 50%, and Steel Excel became a majority-owned subsidiary and is consolidated from that date forward (see Note 3 - "Acquisitions" to the SPH financial statements located elsewhere in this Form 10-K). In addition, Steel Excel owns several sports businesses. The results of Steel Excel are included in the Energy segment for the year ended December 31, 2012.
Sales
Steel Excel's sales and marketing activities are performed through its local operations in each geographic region within the United States. Steel Excel believes its local personnel can more effectively target marketing activities because they have an excellent understanding of region-specific issues and customer operations. Steel Excel's energy business customer base is concentrated and the loss of a significant customer could cause its revenue to decline substantially. Steel Excel has two customers, that make up 10% or more of its net revenues, and its top 15 customers made up 89% of net revenues during the seven month period owned by SPH in 2012.

Government Regulation
Steel Excel's operations are subject to multiple federal, state and local laws and regulations pertaining to worker safety, the handling of hazardous materials, transportation standards and the environment. Steel Excel cannot predict the level of enforcement or the interpretation of existing laws and regulations by enforcement agencies in the future, or the substance of future court rulings or permitting requirements. In addition, Steel Excel cannot predict what additional laws and regulations may be put in place in the future, or the effect of those laws and regulations on our business and financial condition. Steel Excel believes we are in substantial compliance with applicable environmental laws and regulations. While Steel Excel does not believe that the cost of compliance is material to our business or financial condition, it is possible that substantial costs for compliance or penalties for non-compliance may be incurred in the future.

Among other environmental laws, Steel Excel is subject to the Clean Water Act that establishes the basic structure for regulating discharges of pollutants into the waters of the United States and quality standards for surface waters. Steel Excel's operations could require permits for discharges of wastewater and/or stormwater. In addition, the Oil Pollution Act of 1990 imposes a multitude of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills in the waters of the United States. These and similar state laws provide for administrative, civil and criminal penalties for unauthorized discharges and impose stringent requirements for spill prevention and response planning, as well as considerable potential liability for the costs of removal and damages in connection with unauthorized discharges.

The Comprehensive Environmental Response, Compensation and Liability Act, as amended, and comparable state laws (“CERCLA” or “Superfund”) impose liability without regard to fault or the legality of the original conduct on certain defined parties, including current and prior owners or operators of a site where a release of hazardous substances occurred and entities that disposed or arranged for the disposition of the hazardous substances found at the site. Under CERCLA, these parties may be subject to joint and several liability for the costs of cleaning up the hazardous substances that were released into the environment and for damages to natural resources. Further, claims may be filed for personal injury and property damages allegedly caused by the release of hazardous substances and other pollutants. Steel Excel may encounter  materials that are considered hazardous substances in the course of our operations. As a result, Steel Excel may incur CERCLA liability for cleanup costs and be subject to related third-party claims. Steel Excel also may be subject to the requirements of the Resource Conservation and Recovery Act, as amended, and comparable state statutes (“RCRA”) related to solid wastes. Under CERCLA or RCRA, Steel Excel could be required to clean up contaminated property (including contaminated groundwater) or to perform remedial activities to prevent future contamination.

Steel Excel's operations are also subject to the Clean Air Act, as amended, and similar state laws and regulations that restrict the emission of air pollutants and impose various monitoring and reporting requirements. These laws and regulations may require it to obtain approvals or permits for construction, modification or operation of certain projects or facilities and may require use of emission controls. Various scientific studies suggest that emissions of greenhouse gases, including, among others, carbon dioxide and methane, contribute to global warming (climate change). While it is not possible to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact Steel Excel's business, any new restrictions on emissions that are imposed could result in increased compliance costs for, or additional operating restrictions on, Steel Excel's customers and hence, affect its business.

Steel Excel is also subject to the federal Occupational Safety and Health Act, as amended, (“OSHA”) and comparable state laws that regulate the protection of employee health and safety. OSHA's hazard communication standard requires that information about hazardous materials used or produced in Steel Excel's operations be maintained and provided to employees and state and local government authorities. Steel Excel believes they are in substantial compliance with the OSHA and comparable state law requirements, including general industry standards, recordkeeping requirements and monitoring of occupational exposure to regulated substances.

Competition
Steel Excel operates in a highly competitive industry that is influenced by price, capacity, reputation and experience. Because oil and natural gas prices and drilling activities are at high levels and service companies are seeing increased demand for their services and attractive returns on investment, oilfield services companies are ordering new equipment to expand their capacity. To be successful, Steel Excel must provide services that meet the specific needs of oil and gas exploration and production companies at competitive prices. In addition, a safe and well-trained work force provides a competitive advantage. Steel Excel strives to provide high-quality services and value to our customers by combining our state of the art equipment with highly-skilled and experienced personnel.

Steel Excel's services are affected by seasonal factors, such as inclement weather, fewer daylight hours, and holidays during the winter months. Heavy snow, ice, or rain can make it difficult to move equipment between work sites, which can reduce Steel Excel's ability to provide services and generate revenues. These seasonal factors affect Steel Excel's competitors as well. Demand for services in Steel Excel's industry as a whole fluctuates with the supply and demand for oil and natural gas. The oil and natural gas producers attempt to take advantage of a higher-priced environment when demand exceeds supply, which leads to the need for Steel Excel's services. Conversely, as supply equals or exceeds demand, the oil and natural gas producers become more risk-intolerant and will cut back on their well servicing needs.

Employees
As of December 31, 2012, Steel Excel had 360 employees that were all located in the United States, including nine part-time employees. Steel Excel considers its employee relations to be good and they are not party to any collective bargaining agreements.

WebBank
Our Ownership Interest
SPH's wholly owned subsidiary, WebFinancial Holding Corporation, conducts financial operations through its wholly-owned subsidiary, WebBank (“WebBank”). One of our representatives serves as the Chairman of the board of directors of WebBank.
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

Sales
WebBank generates revenue through a combination of interest income and non-interest income. Interest income is primarily derived from interest and origination fees earned on loans, factored receivables and investments. Non-interest income is primarily derived from strategic partner fee income and loan servicing fees. For the years ended December 31, 2012, 2011 and 2010, two contractual lending programs accounted for 56%, 58% and 54%, respectively, of WebBank's total revenue.
Government Regulation
WebBank is subject to various regulatory capital requirements administered by the FDIC. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material adverse effect on WebBank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WebBank must meet specific capital guidelines that involve quantitative measures of WebBank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. WebBank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Currently, WebBank meets or exceeds all of its capital requirements.
Competition
WebBank competes with a broad range of local and regional banks and finance companies across its various lines of business.
Employees
As of December 31, 2012, WebBank had 33 employees.
BNS Liquidating Trust
Our Ownership Interest
We have an ownership interest of approximately 84.9% as of December 31, 2012 in BNS Liquidating Trust (previously BNS Holding, Inc.). In June 2012, BNS, in accordance with its shareholder approval plan, distributed its assets and commenced its liquidation. See "Description of Business" section below for additional details.
Description of Business
BNS is a holding company with no operations as of June 1, 2012 due to the sale of Sun Well to Steel Excel on May 31, 2012 (see Note 3 - "Acquisitions" to the SPH consolidated financial statements found elsewhere in this Form 10-K). BNS' results include the operations of Sun Well (acquired on February 2, 2011) through the date of sale to Steel Excel. On June 18, 2012, BNS completed a distribution to its shareholders, pursuant to shareholder approval, and distributed cash of approximately $10,300 to its minority shareholders and 2,027,500 shares of Steel Excel common stock to its majority shareholder. In June 2012, BNS formed a liquidating trust, the BNS Liquidating Trust, assigned its assets and liabilities to the Trust and initiated its dissolution. The Trust is owned by the BNS former shareholders in the same proportion as their former shareholdings.
Prior to the acquisition of Sun Well on February 2, 2011, BNS operated primarily through its 80% ownership of Collins Industries, Inc. (“Collins”), a North American manufacturer of small school, activity and shuttle buses, ambulances, and terminal trucks/road construction equipment, until its disposition of Collins in February 2010.
Employees
The BNS had no employees as of December 31, 2012.

DGT Holdings Corp.
Our Ownership Interest
We have an ownership interest of approximately 59.2% as of December 31, 2012 in DGT Holdings Corp. (OTC: DGTC.OB), a New York corporation (“DGT”). On July 5, 2011, our ownership interest in DGT exceeded 50%, and as a result, DGT became a controlled subsidiary of SPH and is consolidated from that date. Two of our representatives serve on DGT's five-member board of directors, one of which serves as DGT's President, Chief Executive Officer and Chief Financial Officer.
Description of Business
As a result of the following transactions, DGT is currently a holding company whose primary assets are the two buildings mentioned below. In addition to management of these buildings, DGT's business is expected to consist primarily of capital redeployment and identification of new profitable operations where it can utilize its existing working capital and maximize the use of their net operating losses.

After obtaining the required two-thirds vote approval by its shareholders on August 16, 2012, DGT completed the sale of its Power Conversion business operated by RFI Corporation ("RFI") to EMS Development Corporation (“EMS”), a New York corporation and an affiliate of Ultra Electronics Defense, Inc. (“UEDI”). DGT retained the RFI facility and entered into a lease with EMS. The lease has a term of 5 years, with payments of $33,000 per month net to RFI, terminable by EMS, as the tenant, upon 30 days prior written notice. As a result, the operations of RFI are reflected as discontinued operations in our consolidated financial statements for the year ended December 31, 2012 and the period from July 5, 2011 to December 31, 2011.

In November 2011, DGT sold its subsidiary, Villa Sistemi Medicali S.p.A. (“Villa”), which comprised its Medical Systems Group division. As a result, the operations of Villa are reflected as discontinued operations in our consolidated financial statements for the period from July 5, 2011 to December 31, 2012. DGT retained the building in Milan, Italy, housing Villa’s operations, which is subject to an initial six-year lease with VIV and an option for a subsequent six-year period. Under the terms of the lease, the Company will receive €335 in annual rent, payable quarterly.

For additional information, see Note 4 - "Discontinued Operations" to the SPH financial statements found elsewhere in this Form 10-K.
Employees
As of December 31, 2012, DGT had no employees.
SPH Services, Inc.
Our Ownership Interest
SPH Services, Inc. (“SPH Services”) is our wholly-owned subsidiary. Three of our representatives serve as members, including as the Chairman, of the board of directors of SPH Services. These representatives also serve as SPH Services' Chief Executive Officer, President, Secretary, Chief Financial Officer and Treasurer.
Description of Business
SPH Services is a subsidiary of SPH, which commenced operations on January 1, 2012. It was created to consolidate the executive and corporate functions of SPH and certain of our affiliates, including SP Corporate and Steel Partners LLC, to provide legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and similar services, to other affiliated companies. In connection with the formation of SPH Services, we acquired SP Corporate and Steel Partners LLC, our former manager, as well as certain assets from HNH.
SP Corporate has management services agreements with HNH, BNS, CoSine (as defined below), DGT, Steel Excel and WebBank, (as defined below) and other related companies. Services provided to SPH and its consolidated subsidiaries for the twelve months ended December 31, 2012 are eliminated in consolidation. For additional information on these service agreements see Note 13 - "Related Party Transactions" to the SPH consolidated financial statements found elsewhere in this Form 10-K.
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
Employees
As of December 31, 2012, SPH Services had 61 employees.
Our Business - Equity Method Investments
Associated Companies
Associated companies are investments in operating companies in which we own between 20% and 50% of the outstanding equity and have the ability to exercise significant influence, but not control, over the investee. As such, the investments in these operating companies are accounted for under the equity method of accounting (see Note 2 - "Summary of Significant Accounting Policies" - to the SPH financial statements found elsewhere in this Form 10-K). The investments in associated companies are classified as Long-term investments in the Consolidated Balance Sheets (see Note 5 - "Investments" to the SPH financial statements found elsewhere in this Form 10-K).
Additional information related to the investments that are classified as associated companies as of December 31, 2012 is as follows:
SL Industries, Inc.
We have an ownership interest of approximately 24.1% as of December 31, 2012 in SL Industries, Inc. (AMEX:SLI), a New Jersey corporation (“SLI”). Two of our representatives serve on SLI's six-member board of directors, one of whom serves as Chairman. SLI designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic and specialized communication equipment. SLI's products are used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, telecom, transportation, utility, rail and highway equipment applications.
CoSine Communications, Inc.
We have an ownership interest of approximately 46.8% as of December 31, 2012 in CoSine Communications, Inc. (OTC: COSN.PK), a Delaware corporation (“CoSine”). Two of our representatives serve on CoSine's four-member board of directors, one of whom serves as the Chief Executive Officer and Chief Financial Officer. CoSine is currently in the business of seeking to acquire one or more business operations.
Fox & Hound Restaurant Group
We have an indirect ownership interest of approximately 50.0% as of December 31, 2012 in Fox & Hound Restaurant Group, a Delaware corporation (“Fox & Hound”). Two of our representatives serve on Fox & Hound's four-member board of directors. Fox & Hound is a privately held owner and operator of a chain of approximately 130 company-owned and 14 franchised social destination casual dining and entertainment-based restaurants in 32 states. On March 19, 2012, the Company invested $10,923 to acquire an indirect interest in Fox & Hound as part of a recapitalization, which involved the issuance by Fox & Hound of new common equity in conjunction with a long-term refinancing of Fox & Hound's debt. The Company elected to record its investment in Fox & Hound on the equity method at fair value in order to more appropriately reflect the value of Fox & Hound in its financial statements.

SP II Liquidating Trust
The Company's investment in each series of the SPII Liquidating Trust is accounted for at fair value under the equity method (see Note 2 - "Summary of Significant Accounting Policies" and Note 13 - “Related Party Transactions” to the SPH financial statements found elsewhere in this Form 10-K). The purpose of the SPII Liquidating Trust is to effect the orderly liquidation of certain assets previously held by SPII. SPH's financial position, financial performance and cash flows will be affected by the extent to which the operations of the SPII Liquidating Trust results in realized or unrealized gains (losses) and by distributions it makes in each reporting period. The investments in associated companies are classified as Long-term investments in the Consolidated Balance Sheets and the gains (losses) are recorded in Income (Loss) from other investments - related party in the Consolidated Statements of Operations (see Note 5 - "Investments" to the SPH financial statements found elsewhere in this Form 10-K).

Our Business - Other Investments
We also hold various investments in available for sale securities in the Computer Software and Services, Aerospace/Defense, Manufacturing and Restaurant industries (see Note 5 - "Investments" to the SPH financial statements found elsewhere in this Form 10-K). Included in those investments are our investments in API and JPS, which were reclassified to available for sale securities effective December 31, 2011.
Our Common Units
Our common units are quoted on the New York Stock Exchange (NYSE) under the symbol "SPLP".
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

Risks Related to Our Structure
For annual periods from January 1, 2009 to July 15, 2009 and for the year ended December 31, 2008 presented in Item 6. Selected Financial Data, our consolidated financial statements will not include meaningful comparisons to prior years.
The Exchange Transaction, pursuant to which SPII became a wholly-owned subsidiary of SPH on July 15, 2009, is accounted for as a transaction between entities under common control and as such SPII's accounts are consolidated with SPH for all periods presented. SPH's operations prior to July 16, 2009 and operations related to the assets acquired as a result of the acquisition of SPII as of July 15, 2009 are presented in the consolidated financial statements as “Diversified Industrial, Financial Services and Other”. The Company accounts for the consolidation of SPII in the consolidated financial statements as “Investment Operations” for all periods presented through July 15, 2009. Due to differences between the operating company accounting policies of Diversified Industrial, Financial Services and Other operations and the accounting policies of Investment

Operations, our consolidated financial statements will not include meaningful comparisons to 2009 and 2008 presented in Item 6. Selected Financial Data.
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
As a result of the Exchange Transaction, on July 14, 2009, we could no longer definitively conclude that we passed the 40% Test or were able to rely on any exception from the definition of an investment company. Since then, we have taken reasonable actions to alter our holdings so that we can comply with the 40% Test or a relevant exception as soon as reasonably practicable. These actions have included liquidating certain of our assets and acquiring additional interests in existing or new subsidiaries or controlled companies. Due to market conditions and other factors beyond our reasonable control, we were unable to complete all actions necessary to comply with the 40% Test or a relevant exception within the one-year grace period permitted under the Investment Company Act. As a result, on July 8, 2010, prior to the conclusion of the grace period, we filed an application with the SEC for an extended temporary exemption from the Investment Company Act. On April 27, 2012, the SEC posted a notice indicating an order granting the application will be issued unless the Commission orders a hearing. On May 23, 2012, the SEC granted the Company's request.
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

Effective as of February 13, 2012, we became subject to the reporting requirements of the Exchange Act. Consequently, we are required to file annual, quarterly and current reports with respect to our business and financial condition. In addition, sustained growth may require us to commit additional management, operational and financial resources to identifying new professionals to join us and to maintain adequate operational and financial systems to support expansion. These requirements may divert management's attention. We may incur significant additional annual expenses related to these steps, including additional directors' and officers' liability insurance, Exchange Act reporting costs, transfer agent fees, salaries and expenses for additional accounting, legal and administrative personnel.
Once we are required to comply with all of the requirements of Section 404 of the Sarbanes-Oxley Act, failure to comply with these requirements may have a material adverse effect on our results of operations.
We are required to comply with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), and have furnished a report by our management on internal control over financial reporting. Beginning with our fiscal year ended December 31, 2013, our report must contain a statement that our auditors have attested to management's assessment of such internal control over financial reporting. We will be required to provide such auditor's attestation on management's assessment of internal controls as part of our 2013 Form 10-K.
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
Warren G. Lichtenstein, our Executive Chairman and a substantial unitholder, is the Chief Executive Officer of our Manager.  As of December 31, 2012 Mr. Lichtenstein directly owned approximately 5.2% of our outstanding common units.  Affiliates of our Manager beneficially own an additional 22.0% of our outstanding units, although Mr. Lichtenstein disclaims beneficial ownership of any common units not directly held by him. We have entered into transactions and/or agreements with these entities.  There can be no assurance that such entities will not have interests in conflict with our own.  For more information regarding these relationships and other relationships between us and related parties, see “Certain Relationships and Related Transactions.”
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

We may hold assets that have a limited market for resale. We may be unable to dispose of such assets at a time and at a price that we deem desirable. In the event that we desire to sell such assets on an expedited basis, we may not be able to obtain a price for such assets that are equal to or greater than what we could receive if there was a public market for such assets.
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
Our businesses rely, and may rely, on their intellectual property and licenses to use others' intellectual property, for competitive advantage. If our businesses are unable to protect their intellectual property, are unable to obtain or retain licenses to use others' intellectual property, or if they infringe upon or are alleged to have infringed upon others' intellectual property, it could have a material adverse effect on their financial condition, business and results of operations.
The success of each of our businesses depends in part on its, or licenses to use others' brand names, proprietary technology and manufacturing techniques. These businesses rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and contractual provisions to protect their intellectual property rights. The steps they have taken to protect their intellectual property rights may not prevent third parties from using their intellectual property without their authorization or independently developing intellectual property that is similar. In addition, the laws of foreign countries may not protect our businesses' intellectual property rights effectively. Stopping unauthorized use of proprietary information and intellectual property, and defending claims of unauthorized use of others' proprietary information or intellectual property, may be difficult, time-consuming and costly and could subject our businesses to significant liability for damages and invalidate their property rights. Such unauthorized use could reduce or eliminate any competitive advantage our businesses have developed, cause them to lose sales or otherwise harm their business.
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
We are dependent on digital technologies to conduct our daily operations and maintain confidential information.

The Company relies on information technology systems to both manage its daily operations and to secure its intellectual property. A failure in or breach of operational or informational security systems or infrastructure, or those of its third party vendors and other service providers, as a result of information system failures or cyber attack, could disrupt business, result in the disclosure or misuse of confidential or proprietary information, including customer and vendor lists, damage its reputation and investor confidence, increase security and remediation costs and cause losses, including potential lawsuits, all of which could have a material adverse effect on its businesses, financial condition and results of operations.

We do not have long-term contracts with all of our customers and clients, the loss of which could materially adversely affect our financial condition, business and results of operations.

Our businesses are based primarily upon individual orders and sales with our customers and clients and not long-term supply contracts. As such, our customers and clients could cease using services or buying products at any time and for any reason and we will have no recourse in the event a customer or client no longer wants to use our businesses' services or purchase products from us. If a significant number of our customers or clients elect not to use such services or purchase products, it could materially adversely affect our financial condition, business and results of operations.
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
Defects in the products provided by our businesses could result in financial or other damages to our customers, which could result in reduced demand for our businesses' products and/or liability claims against our businesses.
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
Some of our businesses are potentially at risk of losing business to competitors operating in lower cost countries. An additional risk is the movement offshore of some of our businesses' customers, leading them to procure products or services from more closely located companies. Either of these factors could negatively impact our financial condition, business and results of operations.
Loss of key customers of some of our businesses could negatively impact our financial condition.
Some of our businesses have significant exposure to certain key customers, the loss of which could negatively impact our financial condition, business and results of operations.
Our business strategy includes acquisitions which entail numerous risks.

Our business strategy and the strategy of our businesses includes acquisitions and entails several risks, including the diversion of management's attention from other business concerns and the need to finance such acquisitions with additional equity and/or debt. Any future acquisitions may also result in material changes in the composition of our assets and liabilities or the assets and liabilities of our businesses and if unsuccessful could reduce the value of our common units. In addition, once found, acquisitions entail further risks, including unanticipated costs and liabilities of the acquired businesses that could materially adversely affect our results of operations; difficulties in assimilating acquired businesses; negative effects on existing business relationships with suppliers and customers and losing key employees of the acquired businesses.
HNH sponsors a defined benefit pension plan which could subject it to substantial cash funding requirements in the future.
HNH's ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of its defined benefit plan (the "WHX Pension Plan") and paying HNH's administrative costs. The significant decline in market value of stocks and other investments starting in 2008 across a cross-section of financial markets contributed to an unfunded pension liability of the WHX Pension Plan, which totaled $217,100 as of December 31, 2012 and $186,200 as of December 31, 2011. In addition, a reduction in interest rates has caused a change in the discount rate that is used to value the pension liability on the consolidated balance sheet. HNH expects to have required minimum pension plan contributions to the WHX Pension Plan for 2013, 2014, 2015, 2016, 2017 and thereafter of $13,400, $19,200, $20,400, $17,400, $16,900 and $49,000, respectively. Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

Difficult economic, market and industry specific conditions may adversely affect our operations, which could materially reduce our revenue, cash flow and asset value, and adversely affect our financial condition.
We operate in a variety of competitive industries and market sectors, which are susceptible to economic and industry specific volatility. Our operations and assets are materially affected by conditions in the financial, manufacturing and energy markets, as well as economic conditions throughout the world that are outside our control, such as interest rates, availability of credit, inflation rates, economic and/or uncertainty, changes in laws, trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances. These factors may affect the level and volatility of securities prices and the liquidity and the value of our operations and assets, and we may not be able to or may choose not to manage our exposure to these market conditions.
Our operations' revenues and assets could also be affected by a continued economic downturn. Our operations may also have difficulty expanding and be unable to meet our debt service and pension obligations or other expenses as they become due. In addition, during periods of adverse economic conditions, it may be more difficult and costly or impossible to obtain funding for our operations. Furthermore, such conditions could also increase the risk of default with respect to our operations that have significant debt.
Legislative and regulatory actions taken now or in the future to address the current liquidity and credit crisis in the financial industry may significantly affect our liquidity or financial condition.
On July 21, 2010, President Barack Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act is intended primarily to overhaul the financial regulatory framework following the global financial crisis and will impact all financial institutions, including WebBank. The Dodd-Frank Act contains provisions that has, among other things, established a Bureau of Consumer Financial Protection, will establish a systemic risk regulator, consolidate certain federal bank regulators and impose increased corporate governance and executive compensation requirements. While many of the provisions in the Dodd-Frank Act are aimed at financial institutions significantly larger than ours, it will likely increase our regulatory compliance burden and may have a material adverse effect on us.
The Dodd-Frank Act also required the Government Accountability Officer (“GAO”) to conduct a study, within 18 months of the enactment, of the various exemptions in the Bank Holding Company Act for certain types of depository institutions, including industrial banks such as WebBank. SPH is not regulated as a bank holding company as a result of this exemption. The GAO completed its study in January, 2012. It is not clear, what impact, if any, the GAO study would have on the continued availability of this exemption.
In addition, the Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act, the so-called “Volcker Rule,” which generally restricts certain banking entities, and their subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Volcker Rule became effective July 21, 2012. The draft implementing regulations for the Volcker Rule were issued by various regulatory agencies on October 11 and 12, 2011. Under the regulations, we (or our affiliates) may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless we qualify for an exemption from the rule. We will not know the full impact of the Volcker Rule on our operations or financial condition until the final implementing regulations are adopted sometime in 2013.
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
Our energy segment is highly dependent on the activity level of the North American oil and gas industry. Our markets may be adversely affected by industry conditions that are beyond our control.

The level of oil and natural gas exploration and production activity in the United States is volatile. Reduced discovery rates of new oil and natural gas reserves, or a decrease in the development rate of reserves in our market areas, weakness in oil and natural gas prices, or our customers' perceptions that oil and natural gas prices will decrease in the future, could result in a reduction in the utilization of our equipment and result in lower revenues or rates for the services of our Energy segment. Our customers' willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by many factors over which we have no control.

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
Certain members of the Manager's management team may be involved in other business activities that may involve conflicts of interest.

Certain individual members of the Manager's management team are involved in the management of other businesses. Accordingly, these individuals may focus a portion of their time and attention on managing these other businesses. Conflicts may arise in the future between our interests and the interests of the other entities and business activities in which such individuals are involved.
The interests of our Manager may not be aligned with our interests or those of our unitholders.
Our Manager receives a quarterly Management Fee at a rate of 1.5% of total partner's capital, payable on the first day of each quarter, subject to quarterly adjustment. Our Manager is entitled to receive a Management Fee regardless of our net income. In addition and as more fully described in “Management Agreement - Management Fees and Incentive Compensation”, our Manager was granted certain incentive units to receive Class B common units of SPH. The Manager may consider entering into or recommending riskier transactions that represent a potential higher reward in order for the Manager's units to be profitable. Any such riskier investment decisions or recommendations, if unsuccessful, could result in losses to us and a decline in the value of the common units.
We cannot determine the amount of the Management Fee that will be paid over time with any certainty.
The Management Fee is calculated by reference in part to our total partner's capital. Our total partner's capital will be impacted by the performance of our businesses and other businesses we may acquire in the future, as well as the issuance of additional common units. Changes in our total partner's capital and in the resulting Management Fee could be significant, resulting in a material adverse effect on our results of operations. In addition, if our performance declines, assuming our total partner's capital, remains the same, the Management Fee will increase as a percentage of our net income.
Our Manager's liability is limited under the Management Agreement, and we have agreed to indemnify our Manager against certain liabilities. Such indemnification may incentivize our Manager to take unnecessary risks with respect to actions for which it will be indemnified.
Under the Management Agreement, our Manager, its members, officers, employees, affiliates, agents and legal representatives are not liable for, and we have agreed to indemnify such persons from any loss or expense, including without limitations, any judgment, settlement, reasonable attorneys' fees and other costs and expenses incurred in connection with the defense of any actual or threatened proceeding, other than losses resulting from willful misconduct or gross negligence in the performance of such indemnified person's obligations and duties. Such indemnification may incentivize our Manager to take unnecessary risks with respect to actions for which it will be indemnified.
Risks Related to our Common Units
We may issue additional common units in the future without the consent of unitholders and at a discount to the market price of such common units. In particular, sales of significant amounts of the common units may cause the price of the common units to decline.
Under the terms of the Partnership Agreement, additional common units may be issued without the consent of unitholders at a discount to the market price. In addition, other classes of securities may be issued with rights that are senior to or which otherwise have preferential rights to the rights of the common units. Sales of significant amounts of the common units in the public market or the perception that such sales of significant amounts may occur could adversely affect its market price. Moreover, the perceived risk of any potential dilution could cause common unit holders to attempt to sell their common units and investors to “short” the common units, a practice in which an investor sells common units that he or she does not own at prevailing market prices, hoping to purchase common units later at a lower price to cover the sale. Any event that would cause the number of common units being offered for sale to increase would likely cause the common units' market price to further decline. These sales might also make it more difficult for us to sell additional common units in the future at a time and price that we deem appropriate.
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
A partnership is not a taxable entity and distributions by a partnership to a partner are generally not taxable to the partnership or the partner unless the amount of cash distributed to such partner exceeds the partner's adjusted basis in its partnership interest. Section 7704 provides that generally publicly traded partnerships are taxed as corporations. However, an exception, referred to as the “Qualifying Income Exception,” exists with respect to publicly traded partnerships of which 90 percent or more of the gross income for every taxable year consists of “qualifying income” as defined in the Code. We expect that we will meet the Qualifying Income Exception. However, the Qualifying Income Exception will not apply if we register, or are required to register, as an investment company under the Investment Company Act.
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
The U.S. federal income tax treatment of our unitholders depends in some instances on interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our Partnership Agreement permits our General Partner to modify it from time to time, including the allocation of items of income, gain, loss and deduction (including unrealized gain and unrealized loss to the extent allowable under U.S. federal income tax law), without the consent of our unitholders, to address certain changes in U.S. federal income tax regulations, legislation or interpretation or to preserve the uniformity of our common units. In some circumstances, such revisions could have a material adverse impact on some or all unitholders. In addition, we formed a subsidiary partnership, to which we contributed certain of our assets, or the “Subsidiary Partnership.” To preserve the uniformity of common units, we (but not the Subsidiary Partnership) will make an election permitted under Section 754 and we will adopt the remedial allocation method under Section 704(c) with respect to items of income, gain, loss and deduction attributable to assets contributed to us (which we will contribute to the Subsidiary Partnership), to account for any difference between the tax basis and fair market value of such assets at the time of contribution, or attributable to the “book-up” or “book-down” of our assets prior to their contribution to the Subsidiary Partnership, or while they were held by the Subsidiary Partnership, to account for the difference between the tax basis and fair market value of such assets at the time of a mark-to-market event. We intend generally to make allocations under Section 704(c) to our unitholders in accordance with their respective percentage interests. However, built-in gain or built-in loss in existence and allocable to the assets we contributed to the Subsidiary Partnership, when recognized, will be allocated to our unitholders as of the contribution date. We intend to prepare our tax returns on the basis that buyers of common units from such unitholders will not inherit such unitholders' built-in gains or built-in losses as of that date as a result of the election under Section 754. However, it is not clear whether this position will be upheld if challenged by the IRS. While we believe it represents the right result, there is no law directly on point.
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
We will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, loss, deduction and credit to our unitholders in a manner that reflects such unitholders' beneficial ownership of partnership items, taking into account variation in unitholder ownership interests during each taxable year because of trading activity. Our allocations of items of taxable income and loss between transferors and transferees of our common units generally will be determined annually, will be prorated on a monthly basis and will be subsequently apportioned among the unitholders in proportion to the number of common units owned by each of them as of the opening of trading of our common units on any national exchange on which we are listed, on the first business day of every month. As a result, a unitholder transferring common units may be allocated items of income, gain, loss, deduction and credit realized after the date of transfer. However, those assumptions and conventions may not be in compliance with all aspects of applicable U.S. federal income tax requirements. If the IRS were to challenge this method or new Treasury Regulations were issued, we might be required to change the allocation of items of income, gain, loss, deduction and credit among our unitholders in a manner that adversely affects them.
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
A holder of common units that is a tax-exempt organization may be subject to U.S. federal income taxation to the extent that its allocable share of our income consists of unrelated business taxable income (“UBTI”). We may borrow money. A tax-exempt partner of a partnership may be treated as earning UBTI if the partnership regularly engages in a trade or business that is unrelated to the exempt function of the tax-exempt partner, if the partnership derives income from debt-financed property or if the tax-exempt organization's partnership interest itself is debt-financed.
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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

All dollars used in this discussion are in thousands.
HNH
As of December 31, 2012, HNH had 25 active operating plants in the United States, Canada, China, United Kingdom, Germany, France, Poland and Mexico, with a total area of approximately 1,680,321 square feet, including warehouse, office and laboratory space. HNH also owns or leases sales, service and warehouse facilities at 8 other locations in the United States, which have a total area of approximately 284,201 square feet, and owns or leases 4 non-operating locations with a total area of approximately 266,950 square feet. Manufacturing facilities are located in: Camden and Bear, Delaware; Evansville, Indiana; Agawam, Massachusetts; Middlesex, New Jersey; Arden, North Carolina; Canfield, Ohio; Rancho Cucamonga, California; St. Louis, Missouri; Tulsa and Broken Arrow, Oklahoma; Cudahy, Wisconsin; Toronto and Montreal, Canada; Coahuila and Matamoros, Mexico; Gwent, Wales, United Kingdom; Pansdorf, Germany; Riberac, France; Gliwice, Poland; and Suzhou, People's Republic of China. All plants are owned except for the Middlesex, Arden, Rancho Cucamonga, Montreal, Coahuila and two of the Suzhou plants, which are leased.

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

Steel Excel
As of December 31, 2012, Steel Excel leases 10 facilities, comprising an aggregate of 51,585 square feet of leased space in North Dakota and California.
Steel Excel's sports business leases its 2,038 square foot headquarters in Hermosa Beach, California, which expires November 30, 2014 and it leases 27.9 acres in Yaphank, New York where it has built four full-size and three youth-size fields along with a restaurant. Steel Excel's sports business recently began construction on an approximately 12,000 square foot indoor training facility on the property. The indoor training facility is expected to be completed by mid-June 2013. The lease in Yaphank expires December 13, 2016, with two options to extend and a first right of refusal to purchase the property. CrossFit South Bay leases a 2,300 square foot facility in Hermosa Beach, California, which expires on July 15, 2015.

BNS
As of December 31, 2012, BNS did not own or lease any properties.
DGT
As discussed elsewhere in this Form 10-K, on August 16, 2012 DGT completed the sale of its RFI subsidiary. DGT continues to own 55,000 square feet of real estate property in Bay Shore, New York and entered into a lease with the buyer of RFI.
As discussed elsewhere in this Form 10-K, on November 3, 2011 DGT completed the sale of Villa, its former Italian subsidiary. DGT continues to own 67,000 square feet of design and manufacturing space in Milan, Italy and has entered into a lease with the buyer.
WebBank
As of December 31, 2012, WebBank leases 8,000 square feet of office space headquartered in Salt Lake City, Utah. The term of the lease expires in March 2017. WebBank also leases office space in New Jersey through March 2014. WebBank believes that these facilities are adequate for its current needs and that suitable additional space will be available as required.

Item 3. Legal Proceedings

The information set forth under Note 21 - "Commitments and Contingencies" of our Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements, of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled Part I, Item 1A, Risk Factors, of this Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2012, we had 30,786,100 common units issued and outstanding. Beginning on April 10, 2012, our common units, no par value, are quoted on the NYSE under the symbol “SPLP”.  The following table sets forth the information on the high and low sales prices of our common units during 2012.

Fiscal year ending December 31, 2012	High	Low
First Quarter (a)	$12.85	$11.69
Second Quarter	$13.50	$10.67
Third Quarter	$11.59	$10.15
Fourth Quarter	$12.50	$11.15
 (a) Our common units were quoted on the over-the-counter market on the Pink Sheets until April 10, 2012.

During 2011, our common units, no par value, were quoted on the over-the-counter market on the Pink Sheets under the symbol “SPNHU.PK”. The following table sets forth the high and low bid prices for our common units for the periods indicated as reported by the OTC Bulletin Board. Prior to April 19, 2011, there was no active trading market for our common units. The prices state inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions. These prices do not necessarily represent actual transactions.

Fiscal year ending December 31, 2011	High	Low
Second Quarter	$16.75	$15.50
Third Quarter	$16.75	$14.60
Fourth Quarter	$14.78	$11.50
Holders

As of December 31, 2012, there were approximately 170 unitholders of record.

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

Unit Performance Graph

The following graph compares the cumulative total return provided to unitholders on our common units since the common units began trading on April 19, 2011, relative to the cumulative total returns of the Russell 2000 index, and a customized peer group of seven companies that includes: Blackstone Group L.P., Leucadia National Corporation, Apollo Investment Corporation, Compass Diversified Holdings LLC, Gladstone Capital Corporation, Knights Capital Group, Inc. and Main Street Capital Corporation.  An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common units, in the peer group, and the index on April 19, 2011 and its relative performance is tracked through December 31, 2011.  We did not declare or pay any dividends during the comparison period.

Comparison of the Cumulative Total Return
April 2011 Through December 2012
Assumes Initial Investment of $100
120.00
100.00
80.00
60.00
40.00
20.00
0.00
4/19/2011
6/30/2011
9/30/2011
12/31/2011
3/31/2012
6/30/2012
9/30/2012
12/31/2012
Steel Partners Holdings LP
Russell 2000 Index
Peer Group

	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012
Steel Partners Holdings L.P.	$74.92	$73.99	$67.77	$71.94	$73.30
Russell 2000 Index	$90.96	$102.27	$98.72	$103.90	$105.83
Peer Group	$76.44	$83.05	$73.80	$76.71	$82.25

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

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2012 through October 31, 2012	10,500	$11.22	N/A	N/A
November 1, 2012 through November 30, 2012	262,814	12.01	N/A	N/A
December 1, 2012 through December 31, 2012	268,747	12.22	N/A	N/A
Total	542,061		N/A	N/A
(1) All units were purchased by DGT Holdings Corp., an affiliate of the Company, in open market transactions for its own account.

Item 6. Selected Financial Data

The following table contains our selected historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and the related notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K. The selected financial data as of and for the years ended December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements at those dates and for those periods, contained elsewhere in this Annual Report on Form 10-K. The historical selected financial data as of December 31, 2009 and 2008 and the periods from January 1, 2009 to July 15, 2009 and July 16, 2009 to December 31, 2009 and for the fiscal year ended December 31, 2008 have been derived from our audited consolidated financial statements at those dates and for those periods, not contained in this Annual Report on Form 10-K.

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

SPH acquired a controlling interest in HNH, which has been consolidated as of May 7, 2010.  In addition, as discussed elsewhere in this Form 10-K, on February 2, 2011, through BNS, SPH acquired SWH, on July 5, 2011 SPH acquired a controlling interest in DGT and on May 31, 2012 SPH acquired a controlling interest in Steel Excel. These businesses have been consolidated since their acquisition dates and affect the comparability of our selected financial data presented below.

The table below presents discontinued operations as follows:

•
The year ended December 31, 2012 includes the operations of RFI and Villa through their respective sale dates as well as the gain on sale of Villa and RFI. In addition, 2012 includes the operations of HNH's business, Continental.

•	The year ended December 31, 2011 includes the operations of RFI, Villa, Continental and various other HNH discontinued operations.

•	The year ended December 31, 2010 includes Continental and various other HNH operations as well as the gain on sale of BNS' former subsidiary, Collins, which was sold on February 18, 2010.

•	The years ended December 2009 and 2008 include the operations of Collins.

	Year Ended December 31,			July 16, 2009 to December 31,	January 1, 2009 to July 15,	Year Ended December 31,
	2012	2011	2010	2009	2009	2008
STATEMENTS OF OPERATIONS DATA (a)
Revenues:
Diversified Industrial, Energy, Financial Services and Other	$761,454	$679,384	$406,395	$14,424	$2,225	$23,445
Investment Operations	—	—	—	—	(51,681)	(736,747)
Total revenues	$761,454	$679,384	$406,395	$14,424	$(49,456)	$(713,302)
Net income (loss) from continuing operations	$53,330	$78,389	$16,802	$(4,254)	$(57,527)	$(756,949)
Income from discontinued operations	10,435	2,888	29,644	1,177	—	—
Net income (loss)	63,765	81,277	46,446	(3,077)	(57,527)	(756,949)
Net income attributable to redeemable partners' capital	—	—	—	—	54,064	767,812
Less: Net (income) loss attributable to non-controlling interests:	(22,747)	(45,808)	(14,699)	(442)	—	100
Net income (loss) attributable to common unitholders	$41,018	$35,469	$31,747	$(3,519)	$(3,463)	$10,963
Per common unit and per share
Net income (loss) per common unit - basic
Net income (loss) from continuing operations	$1.19	$1.34	$0.66	$(0.16)	$(1.59)	$5.02
Net income from discontinued operations	0.19	0.07	0.60	0.02	—	—
Net income (loss) attributable to common unitholders	$1.38	$1.41	$1.26	$(0.14)	$(1.59)	$5.02
Basic weighted average common units outstanding	29,748,746	25,232,985	25,234,827	25,219,420	2,183,366	2,183,366
Net income (loss) per common unit - diluted
Net income (loss) from continuing operations	$1.19	$0.94	$0.60	$(0.16)	$(1.59)	$5.02
Net income from discontinued operations	0.19	0.05	0.56	0.02	—	—
Net income (loss) attributable to common unitholders	$1.38	$0.99	$1.16	$(0.14)	$(1.59)	$5.02
Diluted weighted average common units outstanding	29,774,527	29,669,582	27,482,804	25,219,420	2,183,366	2,183,366

	December 31,
	2012	2011	2010	2009	2008
BALANCE SHEET DATA	(In thousands, except per unit data)
Diversified Industrial, Energy, Financial Services and Corporate and Other:
Cash and cash equivalents	$198,027	$127,027	$180,684	$114,247	$30,072
Marketable securities	199,128	—	—	—	—
Long-term investments	199,865	320,891	235,142	321,163	6,391
Investment Operations:
Investments	—	—	—	—	1,118,294
Total assets	1,378,359	1,129,843	1,091,865	731,903	1,442,618
Redeemable partners’ capital (b)	—	—	—	—	1,258,725
SPH Partners’ capital	527,344	415,797	405,732	416,913	42,090
SPH Partners’ capital per common unit	$17.13	$16.51	$16.07	$16.53	$19.28

(a)
Statement of operations data for the Diversified Industrial segment includes the consolidation of the results of acquired entities from their respective acquisition dates: the acquisition of HNH effective May 7, 2010, the acquisition of SWH by BNS on February 2, 2011, the acquisition of DGT on July 5, 2011 and the acquisition of Steel Excel on May 31, 2012.  On February 18, 2010, BNS sold its interest in Collins.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto that are available elsewhere in this Annual Report on Form 10-K. The following is a discussion and analysis of SPH's consolidated results of operations for the years ended December 31, 2012, 2011, and 2010. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” in Item 1A.
All monetary amounts used in this discussion are in thousands except common units and share amounts.
Overview
We are a global diversified holding company that engages in multiple businesses through consolidated subsidiaries, associated companies and other interests. We have interests in a variety of businesses, including diversified industrial products, energy, defense, banking, insurance, food products and services, sports, training, education, and the entertainment and lifestyle industries. The securities of some of the companies in which we have interests are traded on national securities exchanges, while others are privately held or less liquid. We seek to work with our companies to increase corporate value over the long term for all stakeholders and shareholders by implementing Steel Partners Operational Excellence programs, the Steel Partners Purchasing Council, Steel Partners Corporate Services, balance sheet improvements, capital allocation policies and growth initiatives. We also own interests directly and indirectly in other companies and certain other interests that are accounted for as available-for-sale securities or held by the SPII Liquidating Trust.
Segment Information

The Company’s reportable segments as of December 31, 2012 are outlined in the table below. Additional detail related to each one of the Company's reportable segments can be found in the "Diversified Industrial," "Energy", "Financial Services" and "Corporate" sections later in this Management's Discussion and Analysis.

Diversified Industrial	Energy	Financial Services	Corporate
Handy & Harman Ltd. ("HNH") (1)	Steel Excel Inc. ("Steel Excel") (1)	WebBank (1)	SPH Services, Inc. ("SPH Services") (1)
SL Industries, Inc. ("SLI") (2)	BNS Holding, Inc. ("BNS") (1), (3)		DGT Holdings Corp. ("DGT") (1)
BNS Holdings Liquidating Trust ("BNS Liquidating Trust") (1), (3)
CoSine Communications, Inc. ("CoSine")(2)
Fox & Hound Acquisition Corp. ("Fox & Hound") (2)
SPII Liquidating Trust (2)
Other Investments (4)
_______________

(1)	Consolidated subsidiary

(2)	Equity method investment
(3) The operations of BNS are included in the Energy segment through June 30, 2012. The results of the BNS Liquidating Trust are included in the Corporate and Other segment from July 1, 2012 through December 31, 2012
(4) Other investments classified in Corporate and Other include various investments in available-for-sale securities in the Computer Software and Services, Aerospace/Defense, Manufacturing and Restaurant industries. Included in these investments are two of the Company's available-for-sale investments, API Group PLC ("API") and JPS Industries, Inc. ("JPS"). Effective December 31, 2011, these investments were reclassified from equity method investments to available-for-sale securities, and accordingly are included in the Corporate and Other segment in 2012.

RESULTS OF OPERATIONS

The following is a summary of SPH’s consolidated operating results:

	Year Ended December 31,
	2012	2011	2010
Revenue:
Diversified industrial	$629,396	$634,964	$367,124
Energy	92,834	32,984	—
Financial services	21,155	14,921	10,803
Corporate	18,069	(3,485)	28,468
Total Revenue	$761,454	$679,384	$406,395
Net income (loss) from continuing operations before income taxes:
Diversified industrial	$41,610	$46,568	$28,874
Energy	25,034	6,558	—
Financial services	12,913	6,165	4,381
Corporate	(8,580)	(46,021)	(13,931)
Total	70,977	13,270	19,324
Income tax provision (benefit)	17,647	(65,119)	2,522
Net income from continuing operations	53,330	78,389	16,802
Income from discontinued operations	10,435	2,888	29,644
Net income attributable to noncontrolling interests in consolidated entities	(22,747)	(45,808)	(14,699)
Net income attributable to common unitholders	41,018	35,469	31,747
Other comprehensive loss	(6,125)	(19,499)	(45,580)
Comprehensive income (loss) attributable to common unitholders	$34,893	$15,970	$(13,833)

Diversified Industrial Segment

The following presents a summary of the Diversified Industrial segment operating results as reported in our consolidated financial statements:

	Year Ended December 31,
	2012	2011	2010
Revenue:
HNH	$629,396	$634,964	$367,124
Total Revenue	$629,396	$634,964	$367,124
Net income (loss) from continuing operations before income taxes:
HNH	$39,814	$37,856	$7,696
Income of associated companies	1,796	8,712	21,178
Total	$41,610	$46,568	$28,874

As of December 31, 2012, the Diversified Industrial segment for financial reporting purposes consists of HNH, which is a consolidated subsidiary, and SLI which is an associated company. BNS' 2012 and 2011 results have been reclassified from the Diversified Industrial segment to the newly formed Energy segment (see below) for comparability. BNS was included in Corporate and Other in 2010 since it was a holding company with no continuing operations prior to its February of 2011 acquisition of Sun Well. For the years ended December 31, 2011 and 2010, Diversified Industrial results include the income or loss associated with its investments in API Group PLC (“API”), a leading manufacturer of specialized materials for packaging and JPS Industries, Inc. (“JPS”), a manufacturer of extruded urethanes, polypropylenes and mechanically formed glass. The investments in both API and JPS were accounted for as equity method investments throughout 2011 and 2010. Effective December 31, 2011, the Company's investments in API and JPS were reclassified from equity method investments to available for sale securities, and accordingly are currently classified in the Corporate and Other segment in 2012.

Total revenue for the Diversified Industrial segment increased to $629,396 for the year ended December 31, 2012, as compared to $634,964 in the prior year. Total revenue for the Diversified Industrial segment increased to $634,964 for the year ended December 31, 2011, as compared to $367,124 in the prior year period. This was a result of the consolidation of HNH effective May 7, 2010.

HNH

We consolidated HNH effective May 7, 2010, the date that our interest in HNH exceeded 50%. For comparative purposes however, unaudited pro forma revenues and earnings of HNH are presented in the tables and discussion below for the year ended December 31, 2010. We believe this presentation is more meaningful for management's discussion and analysis in that it allows comparability to prior periods.

The pro forma results of HNH for the year ended December 31, 2010 has been prepared as if the acquisition of the controlling interest in HNH had occurred on January 1, 2010. The pro forma information is not necessarily indicative of the results that actually would have occurred if the above transactions had been consummated for the periods, nor do they purport to represent the financial position and results of operations for future periods. The unaudited pro forma condensed combined statements of operations of HNH for the year ended December 31, 2010 has been derived from the financial statements of HNH which are included as exhibit 99.1 in this Form 10-K. The pro forma adjustments are described below.
The following presents a summary of HNH:

	Year Ended December 31,
	2012	2011	2010
	(Historical)	(Historical)	(Pro Forma)
Sales	$629,396	$634,964	$540,471
Cost of sales	454,201	473,765	399,455
Gross profit	175,195	161,199	141,016
Selling, general and administrative expenses	122,038	109,047	100,314
Restructuring and impairment charges	—	460	507
Interest expense, net	14,166	11,926	13,808
Derivative activity (income) loss	(1,353)	397	5,983
Other expense, net	530	1,513	(1,069)
Net income from continuing operations before income taxes	$39,814	$37,856	$21,473
Pro forma adjustments
Unaudited pro forma information in the above table includes adjustments to HNH's operating results as reflected in the financial statements of HNH for the applicable periods. In accordance with ASC Topic 805, Business Combinations, the application of purchase accounting required us to allocate the total purchase price of HNH to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date. Therefore, the amounts of assets, liabilities and expenses reflected for HNH at their acquisition date fair value in SPH's consolidated financial statements differ in certain respects from that reflected in HNH's separate financial statements. A summary of the key differences are as follows:

1.
Property, plant and equipment and intangible assets were increased to their fair value, which impacted selling, general and administrative expenses. During the year ended December 31, 2010, SPH reflected pro forma additional depreciation and amortization expense amounts of approximately $680. In addition, asset impairment charges recorded by HNH of $1,643 in 2010 were not required on the SPH basis due to a lower SPH value for certain specified assets.

2.	Amortizable intangible assets were recognized at fair value that resulted in additional amortization expense of $5,159 in 2010.

3.
Pension expense recorded by HNH was reduced by SPH due to the application of purchase accounting. As a result, the pro forma pension income reflected in the above table is $4,573 for the year ended December 31, 2010, which is included in selling, general and administrative expenses.

4.	Interest expense recorded by HNH of $12,502 in 2010, relating to debt payable to two series of the SPII Liquidating Trust was eliminated.
Comparison of the Years ended December 31, 2012 and 2011
Net sales for the year ended December 31, 2012 decreased by $5,568, or 0.9% when compared to 2011.  Value added sales for the year ended December 31, 2012 increased $5,800 driven by higher demand for our products, primarily in the Engineered Materials segment. Lower average precious metal prices, principally silver, had a negative effect of $11,400 on net sales for the year ended December 31, 2012. The average silver price was approximately $31.22 per troy ounce in 2012, as compared to $35.40 per troy ounce for the year ended December 31, 2011.

Gross profit for the year ended December 31, 2012 increased by $13,996, or 8.7%, when compared to 2011, and, as a percentage of net sales, increased to 27.8% as compared to 25.4% in the same period in 2011. The gross margin improvement of 2.4% for the year ended December 31, 2012, was principally due to favorable product mix, effective cost control and improved operating efficiency at HNH's manufacturing plants, across all of its segments. In addition, lower average precious metal prices, principally silver, also contributed to the increase in gross margin by 0.7% during 2012. Since HNH's precious metal inventory is hedged and the cost of silver is passed through to the customer principally at market, lower silver prices generally result in an increase in the Joining Materials segment's gross profit margin.

Selling, general and administrative ("SG&A") expenses increased by $12,991, or 11.9%, for the year ended December 31, 2012, compared to 2011. SG&A as a percentage of net sales was 2.2% higher for the year ended December 31, 2012. The increase in SG&A as a percentage of net sales in 2012 was primarily due to higher selling and promotion costs related to product sales of the Engineered Materials segment, higher 2012 restricted stock awards, higher self-insured employee medical and workers' compensation insurance claim costs compared to 2011, as well as costs associated with the Company's business development activities in 2012, which resulted in the Inmet and Hickman business combinations. Also, the lower average precious metal prices had a negative impact on SG&A as a percentage of net sales, as compared to the prior year.

Interest expense increased by $2,240, or 18.8%, for the year ended December 31, 2012, compared to 2011. As a result of certain Subordinated Note repurchases during both 2012 and 2011, interest expense included a $1,400 loss for the year ended December 31, 2012 and a $200 gain in the year ended December 31, 2011 related to such repurchases. In addition, the Company wrote-off $1,100 in prior debt issuance costs based on the Company's fourth quarter of 2012 debt refinancing. These unfavorable impacts on interest expense were partially offset by a lower average amount of borrowings outstanding and lower average interest rates on outstanding debt in 2012.

Derivative activity income was $1,353 for the year ended December 31, 2012, and was a loss of $397 in the same period of 2011. Of the income in 2012, approximately $522 was attributable to precious metal contracts and approximately $831 was attributable to embedded derivative features of HNH's Subordinated Notes and related warrants. Of the loss in 2011, approximately $839 was attributable to a gain on the embedded derivative features of HNH's Subordinated Notes and approximately $1,236 was attributable to a loss on precious metal contracts. The gain related to precious metal derivative contracts for the year ended December 31, 2012 resulted principally from an average silver price decrease during the year. While decreasing the use of hedging contracts with brokers, HNH has entered into more fixed-price sales agreements with its customers; thereby hedging silver prices in that manner.

Comparison of the Years ended December 31, 2011 and 2010
Net sales for the year ended December 31, 2011 increased by $94,493, or 17.5%, to $634,964, as compared to $540,471 for the year ended December 31, 2010. The higher sales volume from most of the Company's segments was driven by both higher demand for HNH's products, and the impact of higher silver prices, which accounted for approximately $46,300 of the increase in sales for the year ended December 31, 2011. Higher sales were also driven by the impact of an increase in the average market price of silver, which increased by 75.6% in 2011 ($35.40 per troy oz.) as compared to 2010 ($20.16 per troy oz).
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
Gross profit for the year ended December 31, 2011 increased to $161,199 as compared to $141,016 for the same period of 2010. Gross profit margin for the year ended December 31, 2011 decreased to 25.4% as compared to 26.1% during the same period of 2010. The lower gross margin was primarily due to higher silver costs from the Joining Materials segment. Since HNH's precious metal inventory is hedged and the cost of silver is passed-through to the customer principally at market, higher silver prices generally result in moderation or, at times, a reduction in the Joining Materials segment's gross profit margin.
SG&A expenses were $8,733 higher for the year ended December 31, 2011 compared to the same period of 2010, reflecting higher variable selling costs and non-cash restricted stock expense of approximately $3,100. SG&A as a percentage of net sales was 17.2% for the year ended December 31, 2011 as compared to 18.6% for the same period of 2010.
Realized and unrealized loss on derivatives totaled $397 for the year ended December 31, 2011, compared to a loss of $5,983 in the same period of 2010. The lower loss in 2011 was primarily driven by a reduction in the amount of ounces under contract in 2011 as compared to 2010.  The derivative financial instruments utilized by HNH are precious metal forward and future contracts which are used to economically hedge HNH's precious metal inventory against price fluctuations. The trend in the market price of silver could significantly affect the income from continuing operations of the Company. If there is a material increase in silver prices, it could reasonably be expected to cause a loss on HNH's open silver derivatives contracts.
Interest expense was $11,926 for the year ended December 31, 2011, compared to $13,808 in the same period of 2010. The decrease was primarily due to lower interest rates as a result of the Company's debt refinancing during the fourth quarter of 2010.
Income (loss) of Associated Companies

Income (loss) of associated companies includes income or loss we recognize on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee. Income (loss) of associated companies included in the Diversified Industrial segment net income from continuing operations includes the following:

	Ownership at
	December 31,	Year Ended December 31,
	2012	2012	2011	2010
HNH (a)	54.3%	$—	$—	$8,670
DGT (b)	59.2%	—	213	886
JPS (c)	39.3%	—	—	1,228
API (d)	32.4%	—	9,809	2,615
SLI (e)	24.1%	1,796	(1,310)	7,779
		$1,796	8,712	$21,178

(a)	Effective May 7, 2010 we consolidated HNH. Prior to this date the investment in HNH was accounted for under the equity method at fair value.
(b) Effective July 5, 2011, we consolidated DGT. Prior to this date the investment in DGT was accounted for under the equity method.
(c) Effective December 31, 2011 the Company discontinued the equity method of accounting and reclassified JPS to Investments at fair value and began classifying JPS as an available for sale security. No income or loss was recorded in 2011, as the information was not available. Changes in fair value of JPS are reported in Accumulated Other Comprehensive Income.
(d) Effective December 31, 2011 the Company discontinued the equity method of accounting and reclassified API to Investments at fair value and began classifying API as an available for sale security. Changes in fair value of API continue to be reported in the consolidated statement of operations.
(e) Associated company.

Energy Segment

The following presents a summary of the Energy segment operating results on a pro forma basis:

	Year Ended December 31,
	2012	2011
	(Pro Forma)	(Pro Forma)
Revenue:
Steel Excel (Pro Forma) (a)	$103,444	$49,771
BNS (Historical) (b)	20,432	32,984
Total Revenue	123,876	$82,755
Net income from continuing operations before income taxes:
Steel Excel (Pro Forma) (a)	$11,181	$5,832
BNS (Historical) (b)	3,678	6,558
Income of associated companies (c)	13,139	—
Total	$27,998	$12,390

(a) Steel Excel's reported revenue and net income from continuing operations before income taxes, included in SPH's consolidated financial statements was $72,402 and $8,217 for the year ended December 31, 2012.
(b) Includes five months and eleven months of Sun Well's operating results in 2012 and 2011, respectively.
(c) Effective January 1, 2012, equity method income or loss for Steel Excel was reclassified to the Energy segment due to acquisitions of oil field servicing companies. During 2011, equity method income or losses from Steel Excel are classified in the Corporate and other segment as Steel Excel did not have any significant operations at that time. As discussed below, the Company consolidated Steel Excel effective May 31, 2012, the date that its interest in Steel Excel exceeded 50%.

SPH's newly formed Energy segment consists of its consolidated subsidiary Steel Excel, which was acquired on May 31, 2012, and BNS. For comparability, BNS's results for 2012 (from January, 2012 through June 30, 2012) and 2011, have been reclassified from the Diversified Industrial segment to the Energy segment since the results of BNS for the years ended December 31, 2012 and 2011 include the results of Sun Well prior to its sale to Steel Excel. BNS was included in Corporate and Other in 2010 since it was a holding company with no continuing operations, prior to its February 2011 acquisition of Sun Well.

Steel Excel owns several oil field services companies, including Sun Well as of May 31, 2012, providing premium well services to exploration and production (“E&P”) companies operating primarily in the Williston Basin in North Dakota and eastern Montana. Steel Excel provides critical services needed by E&P operators, including well completion, well maintenance and workover, well recompletion, hydrostatic tubular testing and plug and abandonment services. In addition, Steel Excel has a sports business ("Steel Sports") which is a network of branded participatory and experience-based businesses engaged in sports, training, entertainment and consumer lifestyle. The operations of Steel Sports are not considered material and are included in the Energy segment. Steel Excel was previously accounted for as an associated company at fair value prior to SPH increasing its ownership over 50%. Seven months of Steel Excel's results are included in the Energy segment for the year ended December 31, 2012.

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

The following presents a summary of the Financial Services segment operating results as reported in our consolidated financial statements:

	Year Ended December 31,
	2012	2011	2010
Revenue:
Interest income (including fees)	$16,051	$10,749	$8,055
Non-interest income	5,104	4,172	2,748
	21,155	14,921	10,803
Costs and expenses:
Interest	957	941	796
(Recovery of) provision for loan losses	(416)	8	(420)
Selling, general and administrative expenses	7,700	6,763	6,046
Asset impairment charge	1	1,044	—
	8,242	8,756	6,422
Net income from continuing operations before income taxes	$12,913	$6,165	$4,381

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

	Year Ended December 31,
	2012			2011			2010
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate

Interest Earning Assets:
Loans Receivable	$45,377	$15,822	34.8%	$39,666	$10,598	26.7%	$35,819	$7,978	22.3%
Mortgaged-Backed Security	—	—	—	1	—	—	1	—	—
Available for Sale Investments	523	16	3.1%	507	19	—	—	—	—
Fed Funds Sold	1,634	2	0.1%	1,438	2	—	4,854	8	0.2%
Interest Bearing Deposits in other Banks	83,127	209	0.3%	52,916	130	—	28,369	69	0.2%
Total Interest-Earning Assets	130,661	16,049	12.3%	94,528	10,749	11.4%	69,043	8,055	11.7%

Non Interest-Earning Assets	1,240			865			984
Total Assets	$131,901			$95,393			$70,027

Interest-Bearing Liabilities:
Money Market Accounts	$13,789	57	0.4%	$8,902	31	0.3%	$6,280	23	0.4%
Time Deposits	70,677	900	1.3%	61,476	910	1.5%	45,510	773	1.7%
Other Borrowings	—	—	—	—	—	—	10	—	—
Total Interest-Bearing Liabilities	84,466	957	1.1%	70,378	941	1.3%	51,800	796	1.5%

Other Non Interest-Bearing Liabilities	18,887			3,148			2,483
Total Liabilities	103,353			73,526			54,283

Shareholder's Equity	28,548			21,867			15,744
Total Liabilities & Shareholder's Equity	$131,901			$95,393			$70,027

Net Interest Income		$15,092			$9,808			$7,259

Spread on Average Interest-Bearing Funds			11.2%			10.1%			10.1%
Net Interest Margin			11.6%			13.9%			10.5%
Return on Assets			6.2%			7.5%			6.2%
Return on Equity			24.4%			28.3%			27.6%
Equity to Assets			21.5%			26.4%			25.9%

WebBank has several lending arrangements with companies where it originates private label credit card and other loans for consumers and small businesses. These loans are classified as held for sale and are typically sold a few days after origination. As part of these arrangements WebBank earns origination fees that are recorded in interest income, and which increase WebBank's yield on loans.
Interest Income

Interest income increased by $5,302, or 49.3%, in the year ended December 31, 2012, compared to 2011. The increases were due primarily to two new lending programs with favorable rates. The programs began in the third quarter of 2012.

Interest income increased by $2,694, or 33.4%, in 2011 compared to 2010 due primarily to a new lending program. The program began in the third quarter of 2010.

Interest Expense

Interest expense represents interest accrued on WebBank depositor accounts.

Interest expense increased $16, or 1.7%, for the twelve months ended December 31, 2012, compared to 2011, due to increased deposits to fund asset growth.

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
The following table presents the effects of changing rates and volumes on WebBank's net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Year Ended December 31,
	2012 vs 2011			2011 vs. 2010			2010 vs. 2009
	Increase/	Increase/	Total	Increase/	Increase/	Total	Increase/	Increase/	Total
Rate/Volume	(Decrease)	(Decrease)	Increase/	(Decrease)	(Decrease)	Increase/	(Decrease)	(Decrease)	Increase/
	Due to Volume	Due to Rate	(Decrease)	Due to Volume	Due to Rate	(Decrease)	Due to Volume	Due to Rate	(Decrease)

Interest Earning Assets:
Loans Receivable	$1,675	$3,549	$5,224	$917	$1,702	$2,619	$115	$4,706	$4,821
Available For Sale Investments	—	—	—	19	—	19	—	—	—
Fed Funds Sold	—	—	—	(5)	(1)	(6)	(3)	(7)	(10)
Interest Bearing Deposits in other Banks	75	1	76	60	2	62	63	4	67
Total Interest-Earning Assets	1,750	3,550	5,300	991	1,703	2,694	175	4,703	4,878

Interest-Bearing Liabilities:
Money Market Accounts	19	6	25	9	(1)	8	6	14	20
Time Deposits	(139)	130	(9)	216	(79)	137	340	(36)	304
Total Interest-Bearing Liabilities	(120)	136	16	225	(80)	145	346	(22)	324
Net Effect on Net Interest Income	$1,870	$3,414	$5,284	$766	$1,783	$2,549	$(171)	$4,725	$4,554

Noninterest Income

Noninterest income increased $932, or 22.3% for the year ended December 31, 2012, compared to 2011, due primarily to increased fee income from a new lending program.

Noninterest income increased $1,424, or 51.8%, for the year ended December 30, 2011 compared to 2010, due primarily to increased fee income on existing lending programs and one new lending program.
(Recovery of) Provision for Loan Losses

At December 31, 2012, WebBank had an estimated $2,915 of impaired loans (of which $2,328 is guaranteed by the USDA or SBA) and an allowance for loan losses of $284.

The (recovery of) provision for loan losses is primarily related to WebBank's portfolio of local real estate loans. WebBank routinely obtains appraisals on underlying collateral of nonperforming loans and records a provision for losses if the value of the collateral declines below the value of the loans. WebBank recorded a reduction of provision for loan losses resulting from recoveries of principal amounts previously allowed against of $416 for the year ended December 31, 2012, compared to a provision of $8 for the year ended December 31, 2011.

WebBank recorded a provision for loan losses of $8 for the year ended December 31, 2011, compared to a reduction of $(420) for the year ended December 31, 2010.
Selling General and Administrative Expenses

The increase in SG&A expenses of $937, or 13.9%, for the year ended December 31, 2012, compared to the year ended December 31, 2011, was due to higher personnel expense in 2012, partially offset by a benefit in the reserve for off balance sheet credit exposures of $440, lower professional fees and other costs in 2012.
The increase in selling, general and administrative expenses of $717, or 11.9% for the year ended December 31, 2011 compared to 2010 was due primarily to higher personnel expense in 2011 partially offset by no expense in 2011 as compared to $775 of expense in 2010 related to the reserve for off balance sheet credit exposures.
Balance Sheet Analysis
Loan Portfolio
As of December 31, 2012, net loans accounted for 49% of WebBank's total assets compared to 35% at the end of 2011. The following table presents WebBank's loans outstanding by type of loan as of December 31, 2012 and the five most recent year-ends.

	As of December 31,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real Estate Loans:
Construction	$—	—	$—	—	$988	3.3%	$3,646	10.2%	$7,927	20.6%
Commercial - Owner Occupied	6,724	9.8%	8,340	18.8%	9,546	31.9%	10,425	29.3%	10,978	28.5%
Commercial - Other	318	0.5%	300	0.7%	276	0.9%	2,273	6.4%	902	2.4%
Total Real Estate Loans	7,042	10.3%	8,640	19.5%	10,810	36.1%	16,344	45.9%	19,807	51.5%
Commercial and Industrial:	9,832	14.4%	4,344	9.8%	6,219	20.8%	9,340	26.2%	16,887	43.9%
Total Commercial and Industrial	9,832	14.4%	4,344	9.8%	6,219	20.8%	9,340	26.2%	16,887	43.9%
Consumer:
Credit Cards	—	—	—	—	—	—	517	1.5%	568	1.5%
Total Consumer	—	—	—	—	—	—	517	1.5%	568	1.5%
Loans Held for Sale:	51,505	75.3%	31,363	70.7%	12,903	43.1%	9,404	26.4%	1,198	3.1%
Total Loans	68,379	100%	44,347	100%	29,932	100%	35,605	100%	38,460	100%
Less:
Deferred Fees and Discounts	21		(56)		(64)		(188)		(263)
Allowance for Loan Losses	(285)		(529)		(1,541)		(2,193)		(2,302)
Total Loans Receivable, Net	$68,115		$43,762		$28,327		$33,224		$35,895

The following table includes a maturity profile for the loans that were outstanding at December 31, 2012, substantially all of which have floating or adjustable interest rates:

Due During Years Ending December 31,	Real Estate	Commercial & Industrial	Loans Held for Sale
2013	$207	$451	$51,505
2014-2018	2,235	2,928	—
2019 and following	4,599	6,453	—
Total	$7,041	$9,832	$51,505

Nonperforming Lending Related Assets
Total nonaccrual loans at December 31, 2012 decreased by $770 from December 31, 2011. The decrease included $767 for commercial owner occupied loans and $3 for commercial and industrial loans.

	December 31,
	2012	2011	2010	2009	2008
Non-Accruing Loans:
Commercial Real Estate - Construction	$—	$—	$988	$3,131	$544
Commercial Real Estate - Owner Occupied	147	914	207	705	47
Commercial Real Estate - Other	—	—	—	213	40
Commercial and Industrial	94	97	419	610	447
Other	—	—	—	114	—
Total	241	1,011	1,614	4,773	1,078
Accruing Loans Delinquent :
90 Days or More	2,581	—	—	401	2,073
Total	2,581	—	—	401	2,073
Restructured Loans:
Commercial Real Estate - Owner Occupied	—	1	18	—	—
Commercial and Industrial	—	—	7	—	—
Total	—	1	25	—	—
Foreclosed Assets:
Commercial Real Estate - Construction	—	—	—	232	—
Commercial Real Estate - Owner Occupied	68	333	38	170	432
Commercial and Industrial	—	—	53	—	—
Other	—	—	—	257	514
Total	68	333	91	659	946
Total Non-Performing Assets	$2,890	$1,345	$1,730	$5,833	$4,097
Total as a Percentage of Total Assets	2.1%	1.1%	2%	8.9%	9.4%
Nonaccrual loans also include nonperforming loans which have been restructured and classified as troubled debt restructured loans (TDRs).
TDRs are loans which have been modified to accommodate a borrower who is experiencing financial difficulties, and for which the Company has granted a concession that it would not otherwise consider. These modifications are structured on a loan-by-loan basis, and depending on the circumstances, may include extended payment terms, a modified interest rate, forgiveness of principal (on occasion), or other concessions. However, not all modifications are TDRs; modifications are also performed in the normal course of business for borrowers that are not experiencing financial difficulty, wherein WebBank meets the customer's specific needs, comply with contractual commitments, as well as for competitive reasons.
WebBank considers many factors in determining whether to agree to a loan modification involving concessions, and seeks a solution that will both minimize potential loss to WebBank and attempt to help the borrower. WebBank evaluates the borrower's current and forecasted future cash flows, their ability and willingness to make current contractual or proposed modified payments, the value of the underlying collateral (if applicable), the possibility of obtaining additional security, and the potential costs related to a repossession or foreclosure and the subsequent sale of the collateral.
TDRs are classified as either accrual or nonaccrual loans. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring or significant events that coincide with the restructuring are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of restructuring or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

Summary of Loan Loss Experience
The methodologies used to estimate the allowance for loan losses (“ALLL”) depend upon the impairment status and portfolio segment of the loan. A comprehensive loan grading system is used to assign loss given default grades to each loan. Loss given default grades are based on both financial and statistical models and loan officers' judgment. Groupings of these grades are created for each loan class and calculate historic and industry loss rates ranging from the previous 36 to 48 months.
After applying historic loss experience, as described above, we review the quantitatively derived level of ALLL for each segment using qualitative criteria. We track various risk factors that influence our judgment regarding the level of the ALLL across the portfolio segments.
The following table summarizes activity in WebBank's allowance for loan and lease losses for the periods indicated:

	December 31,
	2012	2011	2010	2009	2008
Balance at Beginning of Period	$529	$1,541	$2,193	$2,302	$269
Charge Offs:
Commercial Real Estate - Construction	—	(440)	(80)	(4,350)	(56)
Commercial Real Estate - Owner Occupied	(1)	(422)	(482)	(500)	(48)
Commercial Real Estate - Other	—	—	(268)	(545)	(7)
Commercial and Industrial	—	(727)	(714)	(1,379)	(795)
Other	—	—	—	—	—
Total Charge Offs	(1)	(1,589)	(1,544)	(6,774)	(906)
Recoveries:
Commercial Real Estate - Construction	—	466	961	—	—
Commercial Real Estate - Owner Occupied	47	27	2	—	—
Commercial Real Estate - Other	44	44	18	—	—
Commercial and Industrial	80	32	331	20	31
Total Recoveries	171	569	1,312	20	31
Net (Charge Offs) Recoveries	170	(1,020)	(232)	(6,754)	(875)
Additions Charged to Operations	(416)	8	(420)	6,645	2,908
Balance at End of Period	$283	$529	$1,541	$2,193	$2,302
Ratio of Net Charge Offs During the Period to Average Loans Outstanding During the Period	(0.4)%	2.6%	0.7%	19.6%	2.5%

The distribution of WebBank's allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2012		2011		2010		2009		2008
	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans
Commercial Real Estate - Construction	$—	$—	$—	$—	$200	3.3%	$85	10.2%	$851	20.6%
Commercial Real Estate - Owner Occupied	187	9.8%	346	18.8%	293	31.9%	596	29.3%	635	28.5%
Commercial Real Estate - Other	34	0.5%	47	0.7%	8	0.9%	300	6.4%	20	2.4%
Commercial and Industrial	64	14.4%	136	9.8%	565	20.8%	737	26.2%	665	43.9%
Credit Cards	—	—	—	—	—	—	—	1.5%	1	1.5%
Loans Held for Sale	—	75.3%	—	70.7%	—	43.1%	—	26.4%	—	3.1%
Unallocated	—	—	—	—	475	—	475	—	130	—
Total Loans	$285	100%	$529	100%	$1,541	100%	$2,193	100%	$2,302	100%
Corporate and Other

The following presents a summary of Corporate and Other segment operating results as reported in our consolidated financial statements:

	Year Ended December 31,
	2012	2011	2010
Revenue:
Investment and other income	$2,347	$867	$4,418
Net investment gains (losses)	15,722	(4,352)	24,050
	18,069	(3,485)	28,468
Costs and expenses:
Interest	152	618	1,163
Selling, general and administrative expenses	15,990	10,373	12,933
Impairment charges	1,409	—	—
Management fees - related party	7,424	8,169	7,531
Increase (decrease) in deferred fee liability to related party	11,448	(6,107)	6,268
Other expense (income) (a)	133	(8,978)	—
	36,556	4,075	27,895
(Loss) income from continuing operations before income (loss) from equity method investments and investments held at fair value	(18,487)	(7,560)	573
Equity Method Investments:
Loss of associated companies	(731)	(22,535)	(10,873)
Loss from other investments - related party	(8,329)	(15,743)	(3,220)
Total loss from equity method investments	(9,060)	(38,278)	(14,093)
Income (loss) from investments held at fair value	18,967	(183)	(411)
Net loss from continuing operations	$(8,580)	$(46,021)	$(13,931)
(a) Amount in 2011 represents bargain purchase gain related to the acquisition of DGT (see Note 3 - "Acquisitions" to the SPH financial statements included elsewhere in this Form 10-K).

The Corporate and Other segment consists of several consolidated subsidiaries as well as various investments and cash and cash equivalents. Corporate assets, revenues and overhead expenses are not allocated to the segments. Corporate revenues primarily consist of investment and other income, investment gains and losses and rental income. As of December 31, 2012, the Corporate and other segment had investments in available-for-sale securities, the SPII Liquidating Trust, CoSine, Fox & Hound and cash and cash equivalents. Effective December 31, 2011, the Company's investments in API and JPS were reclassified from associated companies to available for sale securities, and accordingly are currently classified in the Corporate and Other segment in 2012. Below is additional information related to the consolidated businesses and equity method investments included in the Corporate and Other segment:
Consolidated businesses:

•
SPH services provides legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and similar services, to other affiliated companies.

•
DGT's current operations are the leasing and management of two facilities that were not included in the assets sold to the new owners of Villa and RFI. In addition to management of the real estate business, DGT's business is expected to consist primarily of capital redeployment and identification of new profitable operations where it can utilize its existing working capital and maximize the use of the Company’s net operating losses.

•
The expenses related to the BNS Liquidating Trust are included in Corporate and Other from July 1, 2012 through December 31, 2012. On June 18, 2012, BNS completed a distribution to its shareholders, pursuant to shareholder approval. In June 2012, BNS formed a liquidating trust, (the "BNS Liquidating Trust"), assigned its assets and liabilities to the BNS Liquidating Trust and initiated its dissolution. The BNS Liquidating Trust is part of the Corporate and Other segment from July 1, 2012 through December 31, 2012. For additional information, see Note 16 - "Capital and Accumulated Other Comprehensive Loss."

Equity Method Investments:

•	CoSine is in the business of seeking to acquire one or more business operations. We account for Cosine under the equity method of accounting.

•
Fox & Hound is an owner of franchised social destination casual dining and entertainment based restaurants. We account for Fox & Hound under the equity method of accounting, and elected the fair value option.

•
The SPII Liquidating Trust investments are accounted for under the fair value option; and changes in fair value are reported in the consolidated statement of operations and in the Corporate segment as “Loss from other investment - related party”.

Prior to December 31, 2012, the Corporate and Other segment also included the Company's direct and indirect investment in Barbican (which was sold in October 2012); BNS (through February 2, 2011, the date BNS acquired SWH), as well as associated company Steel Excel (through December 31, 2011). Associated company earnings for Steel Excel are classified in the Energy segment effective January 1, 2012 and the consolidated results of Steel Excel are included in the Energy segment Effective May 31, 2012 (the date it became a majority-owned subsidiary).
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

Investment and other income increased by $1,480 or 170.7% for the year ended December 31, 2012, compared to 2011. The increase in 2012 was primarily due to higher dividend income as a result of an approximately $2,000 dividend from SLI (see Note 5 - "Investments" to the SPH financial statements found elsewhere in this Form 10-K for additional information.

Investment and other income decreased by $3,551, or 80.4% for the year ended December 31, 2011 compared to 2010. The decrease in 2011 was primarily due to a decline in the fair value of investments, partially offset by interest income. The income in 2010 is comprised primarily of interest income.

Net investment gains for the year ended December 31, 2012 were $15,722 compared to $4,352 in 2011. The net gains in 2012 were primarily due to the gain on the Company's investment in Steel Excel of approximately $13,500 resulting from remeasuring our investment to fair value upon acquisition of the majority interest in Steel Excel on May 31, 2012. The net investment losses in 2011 were primarily due to losses on certain derivative investments, partially offset by a gain on our investment in DGT of $7,921 resulting from the re-measurement of our investment upon the acquisition of a majority interest in DGT on July 5, 2011. See Note 3 - "Acquisitions" to the SPH financial statements found elsewhere in this Form 10-K for further information.

Net investment losses for the year ended December 31, 2011 were $4,352 compared to gains of $24,050 in the same period of 2010. The net loss in the 2011 period was due to losses on certain derivative investments, partially offset by the aforementioned a gain on our investment in DGT. The net gain in the 2010 period was due to realized gains on the sales of certain equity and other investments.
Interest Expense

In the ordinary course of business the Company may sell securities short and enter into foreign currency transactions which, in effect, in certain circumstances, may represent borrowings from the counterparty. Interest expense represents interest and other fees on such transactions.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of legal, accounting, audit, tax, professional fees in all periods and common unit option expense in 2011 and 2010.

SG&A expenses increased by $5,617 or 54.2% in the twelve months ended December 31, 2012, compared to 2011, primarily due to the aforementioned reclassification of DGT (which was included for a full year in 2012) to the Corporate and Other segment in 2012 and the approximately $1,700 reduction of option expense recorded in 2011.

SG&A expenses decreased by $2,560 or 19.8% in the twelve months ended December 31, 2011, compared to 2010, primarily due to the reclassification of BNS to the Diversified Industrial segment in 2011 after BNS purchased SWH, which reduced 2011 Corporate SG&A expenses by approximately $1,500. In addition, the decrease in SG&A expenses was impacted by a decrease in expense related to the common unit option liability (see Note 16 - Capital and Comprehensive Income” in the SPH financial statements included elsewhere in this Form 10-K). These factors were partially offset by higher professional and consulting costs in 2011 compared to the same period in 2010.

Impairment Charges

In the third quarter of 2012, the Company recorded an impairment charge of $580 related to its investment in a Japanese real estate partnership (see Note 5 - "Investments" in the SPH financial statements found elsewhere in this Form 10-K). In addition, the Company recorded an other than temporary impairment of $829 related to an available for sale security that it holds.

Management Fees to Related Party

Under a management agreement with the Manager effective January 1, 2009 and amended July 15, 2009, SPH paid a monthly management fee based on 1.5% per annum of the net asset value of the Company’s common units. Effective January 1, 2012, SPH is paying a quarterly Management Fee at a rate of 1.5% of total partner’s capital, payable on the first day of each quarter and subject to quarterly adjustment. SPH also reimburses the Manager for any costs it incurs on behalf of the Company or in connection with its provision of services under the management agreement. For additional information, see Note 13 – “Related Party Transactions” to the SPH financial statements found elsewhere in this Form 10-K.

(Decrease) Increase in Deferred Fee Liability to Related Party

(Decrease) Increase in deferred fee liability to related party is an expense that arose beginning July 16, 2009 as a result of the assumption, in connection with the Exchange Transaction, of an obligation pursuant to a deferred fee agreement due to the Investment Manager, an affiliate of the Manager ("Deferred Fee Liability"). The increase in Deferred Fee Liability to related party of $11,448 recorded for the year ended December 31, 2012 was due to an increase in an index related to the value of SPH. On April 11, 2012, the Company and the Investment Manager terminated the Investor Services Agreement by mutual consent. As a result of the termination of the Investor Services Agreement the full amount in the Deferred Fee Liability became immediately payable. As a result, on April 11 and May 11, 2012, 6,403,002 and 536,645 class B common units, respectively, were issued to the Investment Manager. In connection with the termination of the Investor Services Agreement, the Investment Manager agreed not to sell any of the common units issued as payment for the deferred fee during the one year period following the Termination Date. For additional information, see Note 13 - "Related Party Transactions" to the SPH financial statements found elsewhere in this Form 10-K.

Equity Method Investments

(Loss) Income of Associated Companies

Income (loss) of associated companies includes income or loss we recognize on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee. (Loss) income of associated companies included in the Corporate and Other segment is as follows:

	Ownership at
	December 31,	Year Ended December 31,
	2012	2012	2011	2010
Steel Excel(a)	51.2%	$—	$(22,092)	$(10,439)
CoSine	46.8%	(328)	(385)	(440)
Fox & Hound (b)	50.0%	(403)	—	—
Other		—	(58)	6
		$(731)	$(22,535)	$(10,873)
(a) Effective January 1, 2012, Steel Excel was reclassified to the Energy segment due to acquisitions of oil field servicing companies. The equity method losses in 2011 and 2010 are still classified in Corporate and Other as Steel Excel did not have any significant operations in those periods.
(b) Fox & Hound became an associated company in the first quarter of 2012 (see Note 5 - "Investments" to the SPH financial statements found elsewhere in this Form 10-K).

Income (Loss) From Other Investments - Related Party

Income (loss) from other investments - related party represents the change in fair value that we recognize on our 43.75% investment in each series of the SPII Liquidating Trust (for additional information see Note 5 - “Investments” of the SPH financial statements found elsewhere in this Form 10-K). The loss in 2012 was primarily due to the series of the SPII Liquidating Trust that holds an interest in Fox & Hound Restaurant Group ("F&H"). On March 19, 2012, in conjunction with a long-term refinancing of its debt, Fox & Hound issued new common equity. As a result of the transaction, our interest in F&H through the SPII Liquidating Trust was diluted and reduced by approximately $11,200, which was recorded in the first quarter of 2012. The loss in 2011 was primarily due to the series of the SPII Trusts that held an interest in Barbican and F&H.
Income (Loss) From Investments Held at Fair Value
Income (loss) from investments held at fair value for the year ended December 31, 2012 includes income or loss that the Company recognizes on its direct investment in Barbican and API. For the years ended December 31, 2011 and 2010, Income (Loss) from investments held at fair value includes income or loss related to Barbican only as API was classified in the Diversified Industrial segment when it was classified as an Associated company. For additional information see Note 5 - "Investments" to the SPH financial statements found elsewhere in this Form 10-K.
Income Taxes
As a limited partnership, we are generally not responsible for federal and state income taxes and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. Provision has been made for federal, state, local or foreign income taxes on the results of operations generated by our corporate subsidiaries and these are reflected within continuing and discontinued operations. The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in the valuation allowances, various permanent differences included in the provisions of our subsidiaries, and partnership income not subject to taxation. The Company’s tax provision represents the income tax expense or benefit of its consolidated subsidiaries. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe that it is more likely than not that the benefits of its deferred tax assets will not be realized in future periods.
For the year ended December 31, 2012, a tax provision of $17,647 from continuing operations was recorded while a tax benefit from continuing operations of $65,119 was recorded for the year December 31, 2011. For the year ended December 31, 2010 a tax provision of $2,522 was recorded.
During 2011, the Company changed its judgment about the realizability of its deferred tax assets at certain subsidiaries. The Company considered factors such as future operating income of our subsidiaries, expected future taxable income, mix of taxable income, and available carryforward periods.  As a result, the Company estimated that it was more likely than not that it would be able to realize the benefit of certain deferred tax assets.  However, in certain jurisdictions, the Company does not consider it more likely than not that all of the state net operating loss carryforwards will be realized in future periods, and has retained a valuation allowance against those.  Because the determination of the realizability of deferred tax assets is based upon management's judgment of future events and uncertainties, the amount of the deferred tax assets realized could be reduced if actual future income or income tax rates are lower than estimated. In accordance with GAAP, the effect of a change in the beginning-of-the-year balance of a valuation allowance that results from a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset in future years should be included in income from continuing operations in the period of the change (see Note 19 - “Income Taxes” to the SPH financial statements found elsewhere in this Form 10-K). As a result, included in the Company's tax benefit in 2011 is approximately $83,000 related to the release of valuation allowances primarily relating to NOL's. Of this amount, approximately $73,000 was related to HNH and approximately $9,400 was related to BNS. As noted below, BNS wrote off the remaining deferred tax asset in 2012.
At December 31, 2012, HNH has U.S. federal NOLs of approximately $162,900 (approximately $57,000 tax-effected), as well as certain state NOLs. The U.S. federal NOLs expire between 2020 and 2029. Also included in deferred income tax assets are tax credit carryforwards of $2,300. HNH's net tax provision reflects utilization of approximately $21,000 of Federal NOLs in 2012.
At December 31, 2012, WebFinancial Holding Corporation has $108 of net operating loss carryforwards that are scheduled to expire beginning in 2026. From its inception, Web Financial Holding Corporation has experienced a history of inconsistent earnings which has made it “more likely than not” that some portion or all of its deferred tax assets would not be realized. Accordingly, a valuation allowance of approximately $1,034 has been established for the net operating loss carryforward and related party accrued interest at December 31, 2012.
During 2012, BNS sold its entire investment in Sun Well Holdings to SXCL. Subsequent to the sale, BNS was liquidated. As a result of the liquidation, BNS recognized $7,236 of tax expense related to the write off of the remaining deferred tax assets at the time of the liquidation.
At December 31, 2012, DGT has $25,278 of federal net operating loss carryforwards that are scheduled to expire from 2020 to 2030. Because of the uncertainty of future earnings of DGT, a valuation allowance of $11,221 has been established for the net operating loss carryforwards and other net deferred tax assets at December 31, 2012.
At December 31, 2012, SXCL has $126,000 of federal net operating loss carryforwards that are scheduled to expire beginning in 2019. SXCL also has federal research and development credit carryforwards of $30,300 that are scheduled to expire beginning in 2019. SXCL's analysis of its deferred tax assets resulted in the determination that it was more likely than not that not all of its net deferred tax assets will be realized, resulting in a valuation allowance of $46,729.

FINANCIAL CONDITION

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

Cash Flow Summary

	Year Ended December 31,
	2012	2011	2010
Net cash provided by (used in) operating activities	$65,498	$5,488	$46,661
Net cash provided by (used in) investing activities	54,231	(81,062)	118,225
Net cash (used in) provided by financing activities	(48,997)	22,192	(98,439)
Change in period	$70,732	(53,382)	66,447

Cash Flows from Operating Activities

Net cash provided by operating activities for the twelve months ended December 31, 2012 was $65,498. Net income of $63,765 was partially offset by a decrease of $15,535 relating to changes in operating assets and liabilities. Of this working capital decrease, $20,142 was from an increase on loans held for sale, $12,895 was from a decrease in accounts payable and accrued and other liabilities, partially offset by an decrease in accounts receivable of $19,112 , and a decrease in inventories $932. Net income was also impacted by $11,448 relating to the increase in the Deferred Fee Liability to related party and $2,389 relating to net cash provided by operating activities of discontinued operations. The decrease in accounts receivable relates primarily to principally due to the impact of lower silver prices on HNH in 2012, compared with rising prices in
2011.

Net cash provided by operating activities for the twelve months ended December 31, 2011 was $5,488. Significant items that decreased cash flow from operations included $57,446 relating to changes in operating assets and liabilities (of which $10,182 was from an increase in receivables, $29,935 was from a decrease in accounts payable and accrued and other liabilities and $18,460 was due to a net increase in loans held for sale). In addition, the deferred fee liability decreased by $6,107 and net cash used by operating activities of discontinued operations was $1,501.

Net cash provided by operating activities for the year ended December 31, 2010 was $46,661. Significant items that increased cash flow from operations included $24,572 relating to changes in operating assets and liabilities (of which $27,400 was from reductions in accounts receivable), $6,268 relating to the increase in the Deferred Fee Liability to related party and $8,059 relating to net cash provided by operating activities of discontinued operations. The reduction in accounts receivable primarily relates to distributions received from the SPII Liquidating Trust and cash collected on receivables by HNH.
Cash Flows from Investing Activities

Net cash provided by investing activities for the twelve months ended December 31, 2012 was $54,231. Significant items included net cash acquired in acquisitions of $29,941, primarily from the acquisition of Steel Excel, proceeds from the sales of discontinued operations of $33,505 and investment sales net of purchases of $46,665. These cash increases were partially offset by investments in associated companies of $16,628, which represents our investment in Fox & Hound and additional investment in Steel Excel, and purchases of property plant and equipment of $36,256.

Net cash used in investing activities for the twelve months ended December 31, 2011 was $81,062. Significant cash outflows included investment purchases net of sales of $141,239, acquisitions, net of cash acquired of $35,751, additional investments in associated companies of $23,072, offset in part by the release of restricted cash relating primarily to closing out foreign currency financial instruments of $119,962, and proceeds received from the sale of discontinued operations of $26,532.

Net cash provided by investing activities for the year ended December 31, 2010 was $118,225, as the net proceeds from the sale of investments of $141,492 and proceeds from sale of discontinued operations of $64,693 was offset in part primarily by cash paid for investments in associated companies of $51,675, and the purchase of subsidiary shares from noncontrolling interests of $14,134.
Cash Flows from Financing Activities

Net cash used in financing activities for the twelve months ended December 31, 2012 was $48,997. This was due primarily to distributions paid to noncontrolling interest holders of BNS of $10,316, repayments of term loans of $95,833, lower bank deposits held by WebBank of $16,273, repurchases of subordinated notes of $10,847 and net revolver payments of $23,849, partially offset by proceeds from term loans of $116,838 and a net change in overdrafts of $1,365.

Net cash provided by financing activities for the twelve months ended December 31, 2011 was $22,192. This was due to higher bank deposits held by WebBank of $33,189 and net proceeds from term loans and short-term debt of $21,615, partially offset by common unit cash distributions of $29,868.

Net cash used in financing activities for the year ended December 31, 2010 was $98,439. This was due primarily to a common unit cash distribution of $49,102, net repayment of debt in excess of borrowings by HNH of $36,415 and net repayment of debt relating to discontinued operations of $22,772.

LIQUIDITY AND CAPITAL RESOURCES

Holding Company

SPH (excluding its operating subsidiaries, the “Holding Company”) is a global diversified holding company whose assets principally consist of the stock of its direct subsidiaries, cash and cash equivalents and other non-controlling investments in debt and equity securities. Its principal potential sources of funds are available cash resources, investments, borrowings, public and private capital market transactions, repayment of subsidiary advances, distributions or dividends from subsidiaries, as well as dispositions of existing businesses and investments. The Holding Company’s investments are subject to changes that may result in amounts realized from any future sales that are at times significantly different from the value we are reporting at December 31, 2012. These investments, including those accounted for under the equity method, can be impacted by market conditions, changes in the specific business environments of our investees or by the underlying performance of these businesses.

In addition to cash and cash equivalents, the Holding Company considers investments at fair value included in its consolidated balance sheet as being generally available to meet its liquidity needs. Investments at fair value are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a reasonable period of time. As of December 31, 2012, the Holding Company had cash and cash equivalents of $48,231 and investments of $119,692. The Holding Company had $24,742 of restricted cash which serves as collateral with respect to foreign currency financial instruments. The Holding Company is not able to use these funds for other purposes, and the Holding Company does not consider this amount to be available to meet its liquidity needs.

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

The Holding Company and its operating businesses may use their available liquidity to make acquisitions of new businesses and other investments, but, the timing and cost of any future investments cannot be predicted. The Company may seek external debt or equity financing and will rely on its existing liquidity to fund corporate overhead expenses and new acquisition opportunities. It may also dispose of existing businesses and investments. At December 31, 2012, the Holding Company and its consolidated subsidiaries had, in the aggregate, cash and cash equivalents of $198,027 available for operations in the ordinary course of business and for the acquisition of interests in businesses.

Discussion of Segment Liquidity and Capital Resources

HNH

As of December 31, 2012, HNH’s current assets totaled $188,676, its current liabilities totaled $82,148, and its working capital was $106,528, as compared to working capital of $71,200 as of December 31, 2011.

HNH generated $58,439 of positive cash flow from operating activities in the twelve months ended December 31, 2012 and $21,600 of cash used in operating activities in the comparable 2011 period. The increase in cash flow from operations was principally attributable to a lower use of working capital during the twelve months ended December 31, 2012.  SPH's consolidated financial statements reflect pre-tax income from continuing operations of $39,814 and $37,856 relating to HNH for the twelve months ended December 31, 2012 and 2011, respectively.

HNH's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan. HNH does not expect these restrictions to have an impact on HNH's ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Corporation Pension Plan and paying HNH's administrative costs. HNH expects to have required minimum contributions to the WHX Pension Plan of $13,400, $19,200, $20,400, $17,400, $16,900 and $49,000 in 2013, 2014, 2015, 2016, 2017 and thereafter, respectively. Such required contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

On November 8, 2012, H&H Group entered into a $205,000 senior secured credit facility, consisting of a revolving credit facility in an aggregate principal amount not to exceed $90,000 and a term loan in an aggregate principal amount of $115,000 (collectively, "Senior Credit Facility"). HNH believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditure, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. In January 2013, HNH divested substantially all of the assets and existing operations of its Continental Industries business unit for a cash sales price totaling approximately $37,500 less transaction fees, subject to a final working capital adjustment, with proceeds of $3,700 currently held in escrow pending resolution of certain indemnification provisions contained in the sales agreement.

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

Management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements, using the HNH Business System, throughout all of the Company's operations to increase sales and operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions and (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets. The Company continues to examine all of its options and strategies, including acquisitions, divestitures and other corporate transactions, to increase cash flow and stockholder value.

DGT

At October 27, 2012, its most recent fiscal period reported to the SEC on Form 10-Q, DGT had $19,282 in cash and cash equivalents and $33,160 of securities held for sale.

In August, 2012 DGT completed the sale of its Power Conversion business operated by RFI and in November 2011, DGT sold its subsidiary, Villa. As a result of these transactions, DGT is currently a holding company whose primary assets are the aforementioned RFI and Milan buildings. In addition to management of the real estate business, DGT's business is expected to consist primarily of capital redeployment and identification of new profitable operations where it can utilize its existing working capital and maximize the use of their net operating losses.

Steel Excel

As of December 31, 2012, Steel Excel's working capital was $276,233 Steel Excel's principal source of liquidity is cash, cash equivalents and marketable securities on hand.

At December 31, 2012, Steel Excel had $270,684 in cash, cash equivalents and marketable securities. The available-for-sale securities included short-term deposits, corporate obligations, United States government securities, and obligations of government agencies. In the future, Steel Excel may make additional acquisitions of businesses, and may use a significant portion of its available cash balances for such acquisitions or for working capital needs thereafter.

Steel Excel's subsidiary, Sun Well, entered into a credit agreement with Wells Fargo Bank, National Association in June 2011 that included a $20,000 term loan and a revolving line of credit for up to $5,000.  The term loan is repayable in $1,000 quarterly installments from September 30, 2011 through June 30, 2015. The balance of the term loan at December 31, 2012 was $13,000 of which $4,000 is shown as a current liability.  In February and March 2013 Steel Excel made extra principal payments totaling $13,000,000 on their term loan with Wells Fargo Bank. Sun Well has no borrowings outstanding on the revolving line of credit at December 31, 2012.

Steel Excel uses capitalized lease obligations to fund a portion of its capital acquisitions.  At December 31, 2012, capitalized lease obligations for Sun Well were approximately $1,605 as compared to $1,800 at December 31, 2011.

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

WebBank

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations such as certificate of deposit maturities and to fund customer credit needs. WebBank had $66,938 and $77,285 in cash at the Federal Reserve Bank and in its Fed Funds account at its correspondent bank at December 31, 2012 and 2011, respectively. WebBank had $8,400 and $5,500 in lines of credit from its correspondent banks at December 31, 2012 and 2011, respectively. WebBank had $3,276 and $2,116 available from the Federal Reserve discount window at December 31, 2012 and 2011, respectively. Additionally, WebBank has available a $4,000 line of credit from the Holding Company at December 31, 2012 and 2011. This line of credit was terminated in March 2013. WebBank had a total of $82,614 and $88,901 in cash, lines of credit, and access to the Federal Reserve Bank discount window at December 31, 2012 and 2011, respectively, which represents approximately 60% and 71%, respectively, of WebBank's total assets.
Contractual Commitments and Contingencies

Our consolidated contractual obligations as of December 31, 2012 are identified in the table below:

	Payments Due By Period
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter	Total
Debt Obligations	$14,149	$52,639	$87,426	$—	$154,214
Estimated interest expense(1)	7,487	14,146	11,009	—	32,642
Deposits (2)	69,281	23,358	11,507	—	104,146
Lease obligations	6,673	9,316	3,097	3,996	23,082
Uncertain tax positions (3)	—	7,340	—	—	7,340
Pension and other postemployment benefit plans	13,600	40,200	34,900	49,700	138,400
Total	$111,190	$146,999	$147,939	$53,696	$459,824
(1)Excludes interest.
(2)The Company is unable to predict the timing of payments related to uncertain tax positions.
(3)The interest rates for the estimated interest expense were based on interest rates at December 31, 2012.

Environmental Liabilities
Certain of BNS' and HNH's facilities are environmentally impaired. BNS' and HNH have estimated their liability to remediate these sites to be $7,320 and $7,159, respectively, at December 31, 2012. For further discussion regarding these commitments, among others, see Note 21, “Commitments and Contingencies,” to the SPH financial statements included elsewhere in this Form 10-K.

Deposits
Deposits at WebBank at December 31, 2012, and 2011 were as follows:

	2012	2011
Current	$43,744	$38,293
Long-term	34,865	56,589
Total	$78,609	$94,882

The increase in deposits at December 31, 2012 compared with 2011 is due to WebBank's strategic decision to build its liquidity in relation to contractual lending programs. The average original maturity for time deposits at December 31, 2012 was 34 months compared with 31 months at December 31, 2011. The following table details the maturity of time deposits as of December 31, 2012:

	Maturity
	< 3 Months	3 to 6 Months	6 to 12 Months	> 12 Months	Total
	(Dollars in Thousands)

Certificate of Deposits less than $100	$4,000	$2,093	$13,456	$34,348	$53,897
Certificate of Deposits of $100 or more	2,643	2,926	744	493	6,806
Total Certificates of Deposits	$6,643	$5,019	$14,200	$34,841	$60,703

Off-Balance Sheet Risk

It is not the Company's usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of HNH's Joining Materials business choose to do business on a “toll” basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in HNH's balance sheet. As of December 31, 2012, HNH's customer metal consisted of 208,433 ounces of silver, 541 ounces of gold, and 1,399 ounces of palladium.
Securities sold, not yet purchased, at fair value represent obligations to deliver the specified security at the contracted price and, thereby, create a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as SPH's ultimate obligation to satisfy the sale of securities sold, not yet purchased, at fair value may exceed the amount recognized in the statement of financial condition. At December 31, 2012 and 2011, there were no outstanding securities sold, not yet purchased.
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
WebBank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments.
At December 31, 2012 and 2011, WebBank's undisbursed loan commitments totaled $155,378 and $113,350, respectively. Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by WebBank upon extension of credit is based on management's credit evaluation of the borrower.
Critical Accounting Policies

A summary of our accounting policies is set forth in Note 2 - "Summary of Significant Accounting Policies" to the SPH consolidated financial statements found elsewhere in this Form 10-K. In our view, the policies that involve the most subjective judgment and that have the potential to materially affect our financial statements are set forth below.
Investments
For the Diversified Industrial, Energy, Financial Services and other operations, we evaluate our investments as consolidated subsidiaries, associated companies, available-for-sale or held-to-maturity. Held-to-maturity securities are those debt securities that the Company has the ability and intent to hold until maturity. Associated companies are companies where our ownership is between 20% and 50% of the outstanding equity and have the ability to exercise significant influence, but not control over the investee. All other securities not included in held-to-maturity or associated companies are classified as available-for-sale.
Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale and trading securities are recorded at fair value. Unrealized holding gains or losses on available-for-sale securities are excluded from earnings and reported, until realized, in accumulated other comprehensive income (loss) as a separate component of SPH partners' capital. Associated companies and other investments - related party are accounted for using the equity method of accounting. In applying the equity method for the equity method investments where the fair value option has not been elected, SPH records the initial investment at cost and subsequently increases or decreases the investment by its proportionate share of the net income or loss of the investee. Dividends received from investees are recorded as reductions in the carrying value of the investment. For equity method investments which the Company has elected to measure at fair value, unrealized gains and losses are reported in the consolidated statement of operations as part of income (loss) from equity method investments and include income (loss) of certain associated companies and loss from other investments - related party.
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
Use of Fair Value Estimates
Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Further, a fair value hierarchy prioritizes inputs to valuation techniques into three broad levels. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next priority to inputs that don't qualify as Level 1 inputs but are nonetheless observable, either directly or indirectly, for the particular asset or liability (Level 2), and the lowest priority to unobservable inputs (Level 3).
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. Significant transfers, if any, between the levels within the fair value hierarchy are recognized at the beginning of the reporting period.
The Company employs various methods within the market approach, income approach and/or cost approach and have also considered whether there were observable inputs. Certain discounts and other judgment factors were applied to arrive at the investments' fair value. Accordingly, the estimates are not necessarily indicative of the amounts that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability. Such factors may materially impact the fair value of our assets and liabilities. Based on their respective balances as of December 31, 2012, we estimate that in the event of a 10% adverse change in the fair values of our marketable securities, long-term investments and liabilities at fair value would decrease by approximately $20,000, $19,000 and $2,500, respectively.
Business Combinations, Intangible Assets and Goodwill
When we acquire a business, we allocate the purchase price to the assets acquired, liabilities assumed and any noncontrolling interests based on their fair values at the acquisition date. Significant judgment may be used to determine these fair values including the use of appraisals, discounted cash flow models, market value for similar purchases, or other methods applicable to the circumstances. The excess of any purchase price we pay over the fair value of the net assets acquired is recorded as Goodwill, an asset that is not amortized but is subject to an impairment test at least annually and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value. If the fair value of the net assets exceeds the purchase price the excess is treated as a bargain purchase and recognized in income. At December 31, 2012, the book value of goodwill was $63,622 and was not impaired when tested.
Subsequent to the finalization of the purchase price allocation, any adjustments to the recorded values of acquired assets and liabilities would be reflected in the Company's consolidated statement of operations. Once final, the Company is not permitted to revise the allocation of the original purchase price, even if subsequent events or circumstances prove the Company's original judgments and estimates to be incorrect. In addition, long-lived assets recorded in a business combination like property and equipment, amortizable intangibles and goodwill may be deemed to be impaired in the future resulting in the recognition of an impairment loss. The assumptions and judgments made by the Company when recording business combinations will have an impact on reported results of operations for many years into the future.
During 2012, there was a goodwill impairment of $192 recorded by Steel Excel and no impairments of intangible assets. There were no impairments of goodwill or intangible assets in 2011 or 2010.
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
Income Taxes
We converted into a limited partnership effective December 31, 2008. As a limited partnership, we are generally not responsible for federal and state income taxes and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. Our subsidiaries that are corporate subsidiaries are subject to federal and state income taxes. The table in Note 19 - “Income Taxes” to the SPH consolidated financial statements, included elsewhere in this Form 10-K, reconciles a hypothetical calculation of federal income taxes based on the federal statutory rate of 34% applied to the (loss) / income from continuing operations before income taxes and associated companies. The tax effect of income passed through to common unitholders is subtracted from the hypothetical calculation.
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
Recent Accounting Standards

See Note 2- “Summary of Significant Accounting Policies" to the SPH financial statements found elsewhere in this Form 10-K for information on recent accounting standards.

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
SPH's quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management's opinion about the risk associated with the Company's financial instruments. These statements are based on certain assumptions with respect to market prices, interest rates and other industry-specific risk factors. To the extent these assumptions prove to be inaccurate, future outcomes may differ materially from those discussed herein.
Risks Relating to Investments
The Company's investments are primarily classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reflected in equity. The Company evaluates its investments for impairment on a quarterly basis.
Included in the Company's available-for-sale investments are equity securities, which are recorded in the balance sheet at an aggregate fair value of $136,921 and which comprised 89% of the Company's total available-for-sale investments at December 31, 2012. These investments are subject to equity price risk.
In order to mitigate its equity price risk, the Company from time to time may engage in short sales. At December 31, 2012, SPH has no securities sold, not yet purchased. Short sales represent obligations to deliver the specified security at the contracted price and, thereby, create a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as the Company's ultimate obligation to satisfy the sale of securities sold, not yet purchased, at fair value may exceed the amount recognized in the statement of financial condition.
The Company is also subject to price risk related to its investment in SLI , for which it has elected the fair value option. At December 31, 2012, this investment is classified as an investment in associated companies and carried at a fair value of $17,907.
Risks Relating to Interest Rates
WebBank
The Company through its WebBank subsidiary derives a portion of its income from the excess of interest collected over interest paid. The rates of interest WebBank earns on assets and pays on liabilities generally are established contractually for a period of time. Market interest rates change over time. Accordingly, WebBank's results of operations, like those of most financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of its assets and liabilities. The risk associated with changes in interest rates and the ability to adapt to these changes is known as interest rate risk.
WebBank monitors and measures its exposure to changes in interest rates in order to comply with applicable government regulations and risk policies established by WebBank's Board of Directors, and in order to preserve shareholder value. In monitoring interest rate risk, WebBank analyzes assets and liabilities based on characteristics including size, coupon rate, repricing frequency, maturity date, and likelihood of prepayment.
If WebBank's assets mature or reprice more rapidly or to a greater extent than its liabilities, then net portfolio value and net interest income would tend to increase during periods of rising rates and decrease during periods of falling interest rates. Conversely, if WebBank's assets mature or reprice more slowly or to a lesser extent than its liabilities, then net portfolio value and net interest income would tend to decrease during periods of rising interest rates and increase during periods of falling interest rates.
WebBank currently focuses lending efforts toward originating competitively priced adjustable loan products with short to intermediate terms to maturity, generally 5 years or less. This theoretically allows WebBank to maintain a portfolio of loans that will have relatively little sensitivity to changes in the level of interest rates, while providing a reasonable spread to the cost of liabilities used to fund the loans.
The principal objective of WebBank's asset/liability management is to manage the sensitivity of Market Value of Equity (MVE) to changing interest rates. Asset/liability management is governed by policies reviewed and approved annually by WebBank's Board of Directors. WebBank's Board of Directors has delegated the responsibility to oversee the administration of these policies to WebBank's asset/liability committee, or ALCO. The interest rate risk strategy currently deployed by ALCO is to primarily use “natural” balance sheet hedging (as opposed to derivative hedging). ALCO fine tunes the overall MVE sensitivity by recommending lending and deposit strategies. WebBank then executes the recommended strategy by increasing or decreasing the duration of the loan and deposit products, resulting in the appropriate level of market risk WebBank's Board of Directors wants to maintain.
WebBank measures interest rate sensitivity as the difference between amounts of interest earning assets and interest-bearing liabilities that mature or reprice within a given period of time. The difference provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. If the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, then the bank is considered to be asset sensitive. If the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets, then the bank is considered to be liability sensitive. In a rising interest rate environment, an institution that is asset sensitive would be in a better position than an institution that is liability sensitive because the yield on its assets would increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution that is asset sensitive would tend to have its assets reprice at a faster rate than its liabilities, which would tend to reduce the growth in its net interest income. The opposite is true if the institution is liability sensitive.
WebBank's Board of Directors and relevant government regulations establish limits on the level of acceptable interest rate risk at WebBank, to which management adheres. There can be no assurance, however, that, in the event of an adverse change in interest rates, WebBank's efforts to limit interest rate risk will be successful.
HNH
At HNH, fair value of cash and cash equivalents, receivables, short-term borrowings and accounts payable approximate their carrying values and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments or the variable nature of underlying interest rates.
HNH is subject to interest rate risk on its long-term debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. At December 31, 2012, HNH's portfolio of debt was comprised of variable rate and fixed rate instruments. An increase or decrease in interest expense from a 1% change in interest rates would be approximately $700 on an annual basis based on HNH's debt outstanding as of December 31, 2012. Accordingly, the fair value of such instruments may be relatively sensitive to effects of interest rate fluctuations.
A reduction in long-term interest rates could materially increase HNH's cash funding obligations to the HNH Pension Plan.
Steel Excel
Steel Excel in exposed to interest rate risk related to its investment portfolio and debt issuances. As of December 31, 2012, their available-for-sale securities, excluding those classified as cash equivalents, aggregated $199,128 (see Note 5 - "investments" to the SPH financial statements found elsewhere in this Form 10-K) and included corporate obligations, government agencies and United States government securities, all of which are high investment grade as specified by our investment policy. Steel Excel's investment policy also limits investment concentrations, the final maturity of any investment and the overall duration of the portfolio to preserve capital, meet liquidity requirements and maximize total return. Given the overall market conditions, Steel Excel reviews their investment portfolio to ensure adherence to our investment policy and to monitor individual investments for risk analysis and proper valuation. If the yield-to-maturity on our current available-for-sale investments declines by 10%, their “Interest and other income, net” would be negatively impacted by approximately $0.1 million.
Steel Excel's wholly owned subsidiary, Sun Well, entered into a credit agreement with a bank on June 30, 2011. The agreement includes a term loan of $20,000 and a revolving loan of up to $5,000. The loans are secured by the assets of Sun Well and bear interest at the greater of (a) the bank's prime rate, (b) the Federal Funds rate plus 1.5%, or (c) the Daily One-Month LIBOR rate plus 1.50% for base rate loans, or Libor plus 3.5%. Sun Well is subject to interest rate risk on its debt.
Risks Relating to Commodity Prices
In the normal course of business, HNH and its subsidiaries are exposed to market risk or price fluctuations related to the purchase of natural gas, electricity, precious metals, steel products and certain non-ferrous metals used as raw materials. HNH is also exposed to the effects of price fluctuations on the value of its commodity inventories, specifically, its precious metal inventories. The raw materials and energy which we use are largely commodities, subject to price volatility caused by changes in global supply and demand and governmental controls.

HNH's market risk strategy has generally been to obtain competitive prices for its products and services, sourced from more than one vendor, and allow operating results to reflect market price movements dictated by supply and demand.

HNH enters into commodity futures and forward contracts in order to economically hedge the portion of its precious metal inventory that is not subject to fixed price contracts with customers against price fluctuations. Future and forward contracts to buy or sell precious metals are the derivatives used for this objective. As these derivatives are not designated as accounting hedges under ASC Subtopic 815-10, Derivatives and Hedging, they are accounted for as derivatives with no hedge designation. These derivatives are marked to market, and both realized and unrealized gains and losses on these derivatives are recorded in current period earnings as other income (loss). The unrealized gain or loss on the derivatives is included in other current assets or accrued liabilities. As of December 31, 2012, HNH had entered into forward and future contracts, with settlement dates ranging from January 2013 to March 2013, for gold with a total value of $400 and for silver with a total value of $1,500.

Certain customers and suppliers of HNH choose to do business on a “toll” basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in HNH's balance sheet. As of December 31, 2012, HNH's customer metal consisted of 208,433 ounces of silver, 541 ounces of gold, and 1,399 ounces of palladium. As of December 31, 2011, HNH’s customer metal consisted of 240,568 ounces of silver, 609 ounces of gold, and 1,396 ounces of palladium.
To the extent that we have not mitigated our exposure to rising raw material and energy prices, we may not be able to increase our prices to our customers to offset such potential raw material or energy price increases, which could have a material adverse effect on our results of operations and operating cash flows.

Risks Relating to Foreign Currency Exchange
The Company, primarily through its HNH subsidiary, manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Asia, Europe, Canada and Mexico. The Company is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. The Company and HNH have not generally used derivative instruments to manage these specific risks. However, the Company from time to time enters into foreign currency financial instruments for broader risk management purposes including hedges of net investments in international operations. For the years ended December 31, 2012, 2011 and 2010, the Company incurred losses from foreign currency financial instruments of $787, $4,903 and $14,099, respectively. Financial instruments include amounts payable in foreign currencies of $24,742 at December 31, 2012 and $23,736 at December 31, 2011, primarily relating to the JPY in 2012 and the GBP in 2011, which are subject to the risk of exchange rate changes. These financial instruments are collateralized by an equivalent amount included in restricted cash and have no maturity date.

Item 8. Financial Statements and Supplementary Data

Grant Thornton LLP 666 Third Avenue, 13th Floor New York, NY 10017-4011 T 212.599.0100 F 212.370.4520 www.GrantThornton.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Steel Partners Holdings, L.P.

We have audited the accompanying consolidated balance sheets of Steel Partners Holdings, L.P. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in capital, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Steel Excel Inc. and Subsidiaries (from May 31, 2012, date of consolidation through December 31, 2012), WebFinancial Holding Corporation and WF Asset Corp. , which statements reflect total assets constituting $563 million and $127.3 million, respectively, of the consolidated total assets as of December 31, 2012 and 2011, and total revenues of $93.6 million,$15.1 million and $10.8 million, respectively, of the consolidated total revenues for the years then ended. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Steel Excel Inc. and Subsidiaries, WebFinancial Holding Corporation and WF Asset Corp., is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.
Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steel Partners Holdings, L.P. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
March 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Steel Excel, Inc.
San Ramon, California

We have audited the accompanying consolidated balance sheets of Steel Excel Inc. (formerly ADPT Corporation) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steel Excel Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
We also have audited the reclassifications to the consolidated financial statements for the nine months ended December 31, 2010 resulting from presenting the Company’s Aristos Business as a discontinued operation and retroactively adjusting outstanding share and per share information for a reverse/forward split, as described in Notes 1 and 5. In our opinion, such reclassifications are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the December 31, 2010 financial statements of the Company referred to above other than with respect to the reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the December 31, 2010 financial statements taken as a whole. The reclassifications had no effect on net loss.

/s/ BDO USA, LLP
San Jose, California
March 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
WebFinancial Holding Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of WebFinancial Holding Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2012. WebFinancial Holding Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WebFinancial Holding Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

                /s/HANSEN, BARNETT & MAXWELL P.C.

Salt Lake City, Utah
February 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
WF Asset Corp

We have audited the accompanying consolidated balance sheets of WF Asset Corp as of December 31, 2012 and 2011, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2012. WF Asset Corp's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WF Asset Corp as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/HANSEN, BARNETT & MAXWELL P.C.

Salt Lake City, Utah
February 21, 2013

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands except common units)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$198,027	$127,027
Restricted cash	28,180	23,736
Marketable securities	199,128	—
Trade and other receivables (net of allowance for doubtful accounts of $2,264 in 2012 and $2,286 in 2011)	87,657	85,785
Receivable from related parties	145	116
Loans receivable, net	51,899	34,820
Inventories, net	53,155	50,189
Deferred income taxes	24,029	20,038
Prepaid and other current assets	15,154	15,947
Assets of discontinued operations	23,378	66,855
Total current assets	680,752	424,513
Long-term loans receivable, net	16,216	8,942
Goodwill	63,622	36,756
Other intangibles, net	130,345	123,505
Deferred income taxes	77,101	70,625
Other non-current assets	24,300	22,692
Property, plant and equipment, net	186,158	121,919
Long-term investments	199,865	320,891
Total Assets	$1,378,359	$1,129,843

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands except common units)
(continued)

	December 31, 2012	December 31, 2011
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$39,024	$34,965
Accrued liabilities	46,097	39,691
Financial instruments	24,742	23,736
Deposits	43,744	38,293
Payable to related parties	2,716	4,930
Current portion of deferred fee liability to related party	—	1,107
Short-term debt	1,124	24,168
Current portion of long-term debt	13,025	8,531
Deferred income taxes	1,022	736
Other current liabilities	4,629	3,239
Liabilities of discontinued operations	3,428	19,441
Total current liabilities	179,551	198,837
Long-term deposits	34,865	56,589
Deferred fee liability to related party	—	57,640
Long-term debt	140,065	130,955
Accrued pension liability	217,141	186,212
Deferred income taxes	5,736	6,231
Other liabilities	24,254	12,959
Total Liabilities	601,612	649,423
Commitments and Contingencies	—	—
Capital:
Partners’ capital common units: 30,786,100 and 25,183,039 issued and outstanding (after deducting 4,154,371 and 2,808,725 held in treasury, at cost of $63,181 and $48,099) at December 31, 2012 and December 31, 2011, respectively.	545,206	427,534
Accumulated other comprehensive loss	(17,862)	(11,737)
Total Partners’ Capital	527,344	415,797
Noncontrolling interests in consolidated entities	249,403	64,623
Total Capital	776,747	480,420
Total Liabilities and Capital	$1,378,359	$1,129,843

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(in thousands except units and per unit data)

	Year Ended December 31,
	2012	2011	2010
Revenue
Diversified industrial net sales	$629,396	$634,964	$367,124
Energy net sales	92,834	32,984	—
Financial services revenue	21,155	14,921	10,803
Investment and other income	2,347	867	4,418
Net investment gains (losses)	15,722	(4,352)	24,050
Total revenue	761,454	679,384	406,395
Costs and expenses
Cost of goods sold	514,466	492,051	277,450
Selling, general and administrative expenses	166,841	134,002	83,607
Impairment charges	1,602	1,505	—
Finance interest expense	1,176	1,571	2,022
(Recovery of) provision for loan losses	(415)	8	(420)
Interest expense	13,429	12,424	12,123
Realized and unrealized (gain) loss on derivatives	(1,352)	397	5,164
Management fees - related party	7,424	8,169	7,531
Deferred fee liability to related party - increase (decrease)	11,448	(6,107)	6,268
Other income	700	(7,655)	—
Total costs and expenses	715,319	636,365	393,745
Income from continuing operations before income taxes and equity method income (loss)	46,135	43,019	12,650
Income tax provision (benefit)	17,647	(65,119)	2,522
Income from equity method investments and investments held at fair value:
Income (Loss) of associated companies, net of taxes	14,204	(13,823)	10,305
Loss from other investments - related party	(8,329)	(15,743)	(3,220)
Income (Loss) from investments held at fair value	18,967	(183)	(411)
Net income from continuing operations	53,330	78,389	16,802
Discontinued operations:
Income (Loss) from discontinued operations, net of taxes	3,272	1,917	(1,648)
Gain on sale of discontinued operations, net of taxes	7,163	971	31,292
Income from discontinued operations	10,435	2,888	29,644
Net income	63,765	81,277	46,446
Net income attributable to noncontrolling interests in consolidated entities:
Continuing operations	(17,977)	(44,521)	(248)
Discontinued operations	(4,770)	(1,287)	(14,451)
	(22,747)	(45,808)	(14,699)
Net income attributable to common unitholders	$41,018	$35,469	$31,747
Net income per common unit - basic
Net income from continuing operations	$1.19	$1.34	$0.66
Net income from discontinued operations	0.19	0.07	0.60
Net income attributable to common unitholders	$1.38	$1.41	$1.26
Net income per common unit - diluted
Net income from continuing operations	$1.19	$0.94	$0.60
Net income from discontinued operations	0.19	0.05	0.56
Net income attributable to common unitholders	$1.38	$0.99	$1.16
Weighted average number of common units outstanding - basic	29,748,746	25,232,985	25,234,827
Weighted average number of common units outstanding - diluted	29,774,527	29,669,582	27,482,804

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(in thousands except units and per unit data)

	Year Ended December 31,
	2012	2011	2010

Net income	$63,765	$81,277	$46,446
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, net of tax (a)	8,337	14,114	(37,436)
Currency translation adjustment	(477)	(4,896)	557
Change in net pension liability and post-retirement benefit obligations, net of tax (b)	(32,881)	(56,045)	(15,607)
Other comprehensive loss	(25,021)	(46,827)	(52,486)
Comprehensive income (loss)	38,744	34,450	(6,040)
Comprehensive loss attributable to non-controlling interests	(3,851)	(18,480)	(7,793)
Comprehensive income (loss) attributable to common unit holders	$34,893	$15,970	$(13,833)

(a) Includes a net tax benefit of $5,826 , a net tax provision of $3,014 and net tax benefit of $0 for the twelve months ended December 31, 2012, 2011 and 2010, respectively.

(b) Includes a net tax benefit of $16,635, $30,273 and $0, for the twelve months ended December 2012, 2011 and 2010, respectively.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$63,765	$81,277	$46,446
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net investment (gains) losses	(15,722)	4,352	(24,050)
(Recovery of) Provision for loan losses	(415)	8	(420)
(Income) loss of associated companies	(14,204)	13,823	(10,305)
Loss from other investments - related party	8,329	15,743	3,220
(Income) Loss from investments held at fair value	(18,967)	183	411
Gain on sale of discontinued operations	(7,163)	(971)	(31,292)
Long-term interest on related party debt	—	—	4,275
Deferred income taxes	15,966	16,161	46
Income tax benefit from release of deferred tax valuation allowance	(5,500)	(82,731)	—
Non-cash interest and dividend income	—	—	(1,876)
Non-cash income from derivatives	(1,379)	(811)	—
Accrued interest not paid in cash	(125)	1,802	—
Depreciation and amortization	28,962	22,410	13,427
(Gain) Loss on extinguishment of debt	—	(189)	1,210
Amortization of debt related costs	2,551	2,216	1,226
Reclassification of net cash settlements on derivative instruments	(193)	1,047	5,124
Stock based compensation	7,452	4,509	528
Impairment charges	1,602	1,505	—
Bargain purchase gain	—	(8,978)	—
Other	2,237	(814)	(1,268)
Net change in operating assets and liabilities:
Receivables	18,684	(11,529)	27,400
Receivables from related parties	428	1,347	—
Inventories	932	(147)	8,194
Dividends and interest receivable	—	—	1,379
Prepaid and other assets	1,203	618	(1,350)
Accounts payable, accrued and other liabilities	(12,895)	(29,935)	(6,779)
Payable to related parties	(3,745)	660	606
Dividends and interest payable	—	—	(319)
Increase (decrease) in deferred fee liability to related party	11,448	(6,107)	6,268
Net increase in loans held for sale	(20,142)	(18,460)	(3,499)
Net cash provided by (used in) operating activities of discontinued operations	2,389	(1,501)	8,059
Net cash provided by operating activities	65,498	5,488	46,661
Cash flows from investing activities:
Purchases of investments	(216,669)	(187,459)	(359,575)
Proceeds from sales of investments	263,334	46,220	501,067
Net increase in time deposits placed and other short-term investments	—	851	—
Proceeds from sale of loans	—	—	2,054
Net decrease in loans receivable	(3,796)	2,447	3,616
Purchases of property and equipment	(36,256)	(21,391)	(7,296)
Reclassification of restricted cash	(1,006)	119,962	(19,493)
Net cash settlements on derivative instruments	193	(1,047)	(5,124)
Proceeds from sale of assets	7,731	1,648	457
Acquisitions, net of cash acquired	29,941	(35,751)	2,115
Purchase of subsidiary shares from noncontrolling interests	(5,452)	(8,827)	(14,134)
Investments in associated companies	(16,628)	(23,072)	(51,675)
Proceeds from sales of discontinued operations	33,505	26,532	64,693
Net cash (used in) provided by investing activities of discontinued operations	—	(787)	1,520
Other	(666)	(388)	—
Net cash provided by (used in) investing activities	54,231	(81,062)	118,225

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows (continued)
(in thousand

	Year Ended December 31,
	2012	2011	2010
Cash flows from financing activities:
Common unit cash distributions	—	(29,868)	(49,102)
Proceeds from term loans	116,838	67,981	46,000
Repurchases of Subordinated Notes	(10,847)	—	—
Net revolver borrowings	(23,849)	(18,785)	11,136
Net borrowings of term loans - foreign	1,547	—	—
Repayments of term loans - foreign	—	(707)	(1,970)
Repayments of term loans - domestic	(95,833)	(26,874)	(86,018)
Repayments of term loans - related party	—	—	(5,563)
Return of capital paid to noncontrolling interest holders	(10,316)	—	—
Repurchases of common stock	(2,776)	—	—
Deferred finance charges	(2,743)	(2,395)	(3,842)
Net change in overdrafts	(1,365)	95	2,088
Net (decrease) increase in deposits	(16,273)	33,189	11,604
Repayment of debt of discontinued operations	—	—	(22,772)
Net cash used in financing activities of discontinued operations	—	(219)	—
Other	(3,380)	(225)	—
Net cash (used in) provided by financing activities	(48,997)	22,192	(98,439)
Net change for the period	70,732	(53,382)	66,447
Effect of exchange rate changes on cash and cash equivalents	268	(275)	(10)
Cash and cash equivalents at beginning of period	127,027	180,684	114,247
Cash and cash equivalents at end of period	$198,027	$127,027	$180,684
Cash paid during the period for:
Interest	$13,185	$13,591	$17,067
Taxes	$6,611	$5,053	$4,026
Non-cash investing activities:
Reclassification of investment in associated company to cost of an acquisition	$137,532	$34,066	$26,084
Purchase of available-for-sale securities with funds on deposit	$—	$—	$5,932
Net (increase) decrease in restricted cash from purchase of foreign currency financial instruments	$(1,006)	$114,087	$(137,823)
Net transfers between loans and other assets	$—	$569	$1,157
Reclassification from loans to other non-current assets	$—	$—	$2,729
Purchase of equipment through capital lease obligations	$—	$969	$—
Non-cash financing activities:
Sale of property for mortgage note receivable	$842	$—	$630
Common units issued for directors compensation	$—	$275	$543

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(dollars in thousands except per unit data)

	Common	Accumulated Other Comprehensive	Treasury Units		Partners’		Non-controlling	Total
	Units	Loss	Units	Dollars	Capital	Total	Interests	Capital
Balance at December 31, 2009	27,945,450	$53,342	(2,726,030)	$(47,107)	$363,571	$416,913	$13,928	$430,841
Units issued	32,134				543	543	—	543
Net income					31,747	31,747	14,699	46,446
Unrealized loss on available-for-sale investments		(37,436)				(37,436)	—	(37,436)
Currency translation adjustment		658				658	(101)	557
Change in net pension and other benefit obligations		(8,802)				(8,802)	(6,805)	(15,607)
HNH Acquisition							26,035	26,035
Sale of Discontinued Operation							(8,099)	(8,099)
Interests Acquired					1,261	1,261	(15,395)	(14,134)
Other, net					848	848	318	1,166
Balance at December 31, 2010	27,977,584	7,762	(2,726,030)	(47,107)	397,970	405,732	24,580	430,312
Units issued	14,180				275	275	—	$275
Net income					35,469	35,469	45,808	81,277
Unrealized loss on available-for-sale investments		11,831				11,831	2,283	14,114
Currency translation adjustment		(3,502)				(3,502)	(1,394)	(4,896)
Change in net pension and other benefit obligations		(35,149)				(35,149)	(28,217)	(63,366)
Change in net pension and retiree medical liability		7,321				7,321	—	7,321
DGT acquisition							22,670	22,670
Purchases of treasury stock			(82,695)	(992)	(992)	(992)	—	(992)
Issuance of subsidiary shares							3,088	3,088
Purchase of subsidiary shares from noncontrolling interests					(4,632)	(4,632)	(4,195)	(8,827)
Other, net					(556)	(556)	—	(556)
Balance at December 31, 2011	27,991,764	(11,737)	(2,808,725)	(48,099)	427,534	415,797	64,623	480,420
Net income					41,018	41,018	22,747	63,765
Unrealized gain on available-for-sale investments		12,170				12,170	(3,833)	8,337
Currency translation adjustment		(214)				(214)	(263)	(477)
Changes in pension liabilities and post-retirement benefit obligations		(18,081)				(18,081)	(14,800)	(32,881)
Deferred fee liability settlement	6,939,647				70,195	70,195	—	70,195
Vesting of restricted stock	9,060					—	—	—
Steel Excel Acquisition						—	189,598	189,598
Return of capital to noncontrolling interest holders						—	(10,316)	(10,316)
Excess of fair value received over carrying value of Sun Well in the Steel Excel Acquisition					22,278	22,278	3,959	26,237
Subsidiary's purchases of the Company's Common Units			(1,345,646)	(15,082)	(15,082)	(15,082)	—	(15,082)
Purchases of subsidiary shares, net of issuances					(3,223)	(3,223)	(2,237)	(5,460)
Other, net					2,486	2,486	(75)	2,411
Balance at December 31, 2012	34,940,471	$(17,862)	(4,154,371)	$(63,181)	$545,206	$527,344	$249,403	$776,747

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
The Company operates through consolidated subsidiaries and associated companies, which represent significant equity interests in operating businesses. The Company also reports certain other equity investments, investment activity and unallocated corporate expenses within its Corporate segment.
Steel Partners Holdings GP Inc. (“SPH GP”), a Delaware corporation, is the general partner of SPH and is wholly-owned by SPH. Until December 31, 2011, Steel Partners LLC (“SPLLC”) was the manager of SPH (the “Manager”). Effective January 1, 2012, SPLLC assigned its interests in the management agreement to SP General Services LLC (“SPGS”), formerly an affiliate of SPLLC. The unitholders of SPH have limited liability with respect to their interest in the Company. (See Note 13 - "Related Party Transactions" for additional information).
Basis of Presentation

Certain prior period amounts in the Consolidated Statements of Operations, Balance Sheets and Statement of Cash Flows have been reclassified to conform to the comparable 2012 presentation.
The consolidated financial statements include the consolidated financial results of SPH, its wholly owned subsidiary WebFinancial Holding Corporation (“WebFinancial”), Handy & Harman Ltd ("HNH"), BNS Holding, Inc. ("BNS"), the BNS Liquidating Trust, (BNS Liquidating Trust"), DGT Holdings Corp. ("DGT"), Steel Excel Inc. ("Steel Excel") and SPH Services, Inc. ("SPH Services"). Acquired companies are presented from their dates of acquisition (see Note 3 - "Acquisitions" for information on acquisition activity). DGT’s financial statements are recorded on a two-month lag, and as a result the statement of operations for the twelve months ended December 31, 2012 includes DGT’s activity for its twelve months ended October 27, 2012. In 2011, BNS changed its fiscal year end from October 31 to December 31. The twelve months ended December 31, 2011 includes two additional months for BNS, November and December of 2010.

On August 16, 2012, DGT completed the sale of its RFI subsidiary's Power Conversion assets and operations. Also, in January 2013, HNH divested substantially all of the assets and existing operations of its Continental Industries ("Continental")business unit, a wholly-owned subsidiary of H&H. The results and operations of RFI and Continental are presented as discontinued operations in SPH's consolidated financial statements for all periods presented in this Form 10-K (see Note 4 - "Discontinued Operations").

Reportable Segments
SPH’s operating units and investments are reported in the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other which are managed separately and offer different products and services.

•
Diversified Industrial operations are comprised primarily of manufacturing operations encompassing joining materials, tubing, engineered materials, electronic materials and cutting replacement products and services businesses.

•
Energy operations are primarily conducted through the Company's ownership of several oil field services companies, which provide premium well services to exploration and production (“E&P”) companies operating primarily in the Williston Basin in North Dakota and eastern Montana.

•	Financial Services operations provide small business commercial and consumer loans and services.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

•
Corporate and Other consists of several consolidated subsidiaries as well as various investments and cash and cash equivalents. Corporate revenues primarily consist of investment and other income, investment gains and losses and rental income.

For additional details related to the Company's reportable segments see Note 18 - "Segment Information."

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Principles of Consolidation
The consolidated financial statements include the accounts of SPH consolidated with the accounts of its subsidiaries. Acquired companies are presented from their dates of acquisition (see Note 3 - “Acquisitions” and Note 5 - “Investments in Associated Companies”). Significant inter-company accounts and transactions have been eliminated in consolidation.
Discontinued Operations
The results of operations for businesses that have been disposed of or classified as held-for-sale are eliminated from the results of the Company's continuing operations and classified as discontinued operations for each period presented in the Company's consolidated income statement. Similarly, the assets and liabilities of such businesses are reclassified from continuing operations and presented as discontinued operations for each period presented in the Company's consolidated balance sheet. Businesses are reported as discontinued operations when the Company no longer has continuing involvement in their operations and no longer has significant continuing cash flows from their operation. See note 4 - "Discontinued Operations" for additional information.

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
Revenue Recognition
Revenues are recognized when the title and risk of loss has passed to the customer. This condition is normally met when product has been shipped or the service performed. An allowance is provided for estimated returns and discounts based on experience. Cash received from customers prior to shipment of goods, or otherwise not yet earned, is recorded as deferred revenue. Rental revenues are derived from the rental of production facilities and certain equipment to the food industry where customers prepay for the rental period - usually 3 to 6 month periods. For prepaid rental contracts, sales revenue is recognized on a straight-line basis over the term of the contract. Service revenues consist of repair and maintenance work performed on equipment used at mass merchants, supermarkets and restaurants. For rental of production facilities, revenue is recognized when earned per the lease agreement.
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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Steel Excel recognizes revenue upon providing the product or service related to its energy or sports businesses. Steel Excel recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. Revenue is recognized net of estimated allowances. Revenue is generated by short-term projects, most of which are governed by master service agreements (“MSAs”) that are short-term in nature. The MSAs establish per day or per usage rates for equipment services. Revenue related to its energy business is recognized daily on a proportionate performance method, based on services rendered. Revenue is reported net of sales tax collected. For sports services revenues, Steel Excel does not recognize revenue until the tournament or league occurs. For sports products, Steel Excel recognizes revenue upon shipment.

Trade Accounts Receivable and Allowance for Doubtful Accounts
HNH extends credit to customers based on its evaluation of the customer's financial condition. HNH does not require that any collateral be provided by its customers. HNH has established an allowance for accounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer and historical experience. HNH monitors its accounts receivable and charges to expense an amount equal to its estimate of potential credit losses. Accounts that are outstanding longer than contractual payment terms are considered past due. HNH considers a number of factors in determining its estimates, including the length of time its trade accounts receivable are past due, HNH's previous loss history and the customer's current ability to pay its obligation. Trade accounts receivable balances are charged off against the allowance when it is determined that the receivable will not be recovered, and payments subsequently received on such receivables are credited to recovery of accounts written off. HNH does not charge interest on past due receivables. The Company believes that the credit risk with respect to trade accounts receivable is limited due to HNH's credit evaluation process, the allowance for doubtful accounts that has been established, and the diversified nature of its customer base.
Steel Excel's allowance for doubtful accounts is based on their assessment of the collectability of customer accounts. Steel Excel regularly reviews its receivables that remain outstanding past their applicable payment terms and establishes an allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay. Steel Excel had no allowances for doubtful accounts as of December 31, 2012.

Restricted Cash
Restricted cash primarily represents cash collateral for foreign currency forward positions (see Note 7 - "Financial Instruments" for additional information). Restricted cash is reported separately as a current asset in the consolidated balance sheets at December 31, 2012 and 2011.
Cash and Cash Equivalents
Cash and cash equivalents include cash and deposits in depository institutions, financial institutions and banks. Cash at December 31, 2012 and 2011 also includes $3,022 and $781, respectively, of WebBank Federal Funds sold. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents exclude amounts where availability is restricted by loan agreements or other contractual provisions. Cash equivalents are stated at cost, which approximates market. There is a significant concentration of cash that, during the periods presented, exceeded the federally insured limit and exposed the Company to credit risk. The cash is held such that it is not subject to federal deposit insurance and where applicable exceeds the protection provided by the Securities Investor Protection Corporation. SPH does not anticipate any losses due to this concentration of cash at December 31, 2012. Restricted cash consists of collateral held against financial instruments including amounts payable in foreign currencies.
Investments
SPH determines the appropriate classifications of its investments in debt and equity securities at the acquisition date and re-evaluates the classifications at each balance sheet date. SPH classifies its investments as held-to-maturity or available-for-sale. Held-to-maturity investments are carried at amortized cost. All other securities are classified as available-for-sale, which are recorded at estimated fair value with unrealized holding gains or losses excluded from earnings and reported, until realized, in accumulated other comprehensive income (loss) as a separate component of partners' capital.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Equity Method Investments and Investments at Fair Value
SPH uses the equity method of accounting with respect to investments when it has the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. Significant influence is generally presumed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee's board of directors, are considered in determining whether the equity method of accounting is appropriate. For the equity method investments where the fair value option has not been elected, SPH records the investment at cost and subsequently increases or decreases the investment by its proportionate share of the net income or losses and other comprehensive income of the investee. Dividends received from investees are recorded as reductions in the carrying value of the investment. For equity method investments which the Company has elected to measure at fair value, unrealized gains and losses are reported in the consolidated statement of operations as part of income (loss) from equity method investments and include income (loss) of certain associated companies and loss from other investments - related party. In applying the equity method with respect to investments previously accounted for as available-for-sale at fair value, the carrying value of the investment is adjusted as if the equity method had been applied from the time the investment was first acquired.
Dividend and interest income are recognized when earned. Realized gains and losses on securities are included in earnings and are derived using the specific-identification method. Unrealized and realized gains or losses on securities sold, not yet purchased are included in earnings.
Unrealized holding gains or losses on available-for-sale securities are excluded from earnings and reported, until realized, in accumulated other comprehensive income (loss) as a separate component of SPH partners' capital.
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
Other Than Temporary Impairment
If the Company believes a decline in the market value of any available-for-sale or held-to-maturity security below cost is other than temporary, a loss is charged to earnings which establish a new lower cost basis for the security. The impairment losses are included in Asset impairment charges in the consolidated statements of operations. SPH's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, the ability and intent to hold investments to maturity, and other factors specific to the individual investment. SPH's assessment involves a high degree of judgment and accordingly, actual results may differ materially from those estimates and judgments.
Variable Interest Entities
For each Variable Interest Entity (“VIE”) in which it holds a variable interest, the Company initially determines whether it is the primary beneficiary of the VIE by performing a quantitative and qualitative analysis of the Company's obligation to absorb expected losses and its right to receive expected residual benefits of the VIE and evaluating the VIE's capital structure, the contractual terms affecting the management and operation of the VIE, related party relationships of SPH, and which interests create and absorb variability. The determination of whether the Company is the primary beneficiary of each variable interest entity is reviewed upon the occurrence of certain reconsideration events.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The Company holds variable interests in each series of the SPII Liquidating Trust (see Note 5 - “Investments" and Note 13 - "Related Party Transaction). The purpose of the SPII Liquidating Trust is to effect the orderly liquidation of certain assets previously held by SPII. The Company determined that each VIE in which it held a variable interest since January 1, 2010 met the deferral criteria of ASC 810. Accordingly, these VIEs will continue to be assessed under the overall guidance on the consolidation of VIEs or other applicable guidance.

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

Concentration of Revenue and Trade Accounts Receivable
In 2012, the 15 largest customers accounted for approximately 28% of the diversified industrial segment's net sales and no customer accounted for more than 5% of revenue. In 2011, the 15 largest customers accounted for approximately 26% of the diversified industrial segment's net sales and no customer accounted for more than 5% of revenue. For the period from May 7, 2010 (the date HNH was acquired) to December 31, 2010, the 15 largest customers accounted for approximately 31% of diversified industrial net sales and no customer accounted for more than 5% of revenue. As of December 31, 2012, the 15 largest diversified industrial customers accounted for 27% of the segment's trade receivables.
The Energy segment Excel has two customers that make up 10% or more of its net revenues, and its top 15 customers make up 89% of net revenues during the period owned by SPH in 2012. As of December 31, 2012, the 15 largest Energy customers accounted for 90% of the segment's trade receivables.

For the years ended December 31, 2012, 2011 and 2010, 2 contractual lending programs accounted for 56%, 58% and 54%, respectively, of the financial services segment's revenue.
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
Derivatives and Risks
Precious Metals Risk
HNH enters into commodity futures and forward contracts in order to economically hedge the portion of its precious metal inventory that is not subject to fixed price contracts with customers against price fluctuations. Future and forward contracts to sell or buy precious metal are the derivatives used for this objective. As these derivatives are not designated as accounting hedges under U.S. GAAP, they are accounted for as derivatives with no hedge designation. These derivatives are marked to market, and both realized and unrealized gains and losses on these derivatives are recorded in current period earnings as other income (expense). The unrealized gain or loss (open trade equity) on the derivatives is included in other current assets or accrued liabilities, respectively.

Financial Instruments
SPH invested in buying calls and selling puts in place of holding stock in two companies to create similar risk/reward characteristics of a direct investment in these companies. The option contracts were exchange traded in active markets and

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

SPH estimated the fair value of the options through use of quoted prices obtained on internationally recognized exchanges. These derivative financial instruments were reported at fair value as financial instruments in the consolidated balance sheet and changes in fair value were reported in the consolidated statement of operations. SPH had no puts or calls in place at December 31, 2012.
SPH common unit options issued to the Manager (see Note 16 - “Capital and Comprehensive Income”) are accounted for as a derivative financial instrument. The common unit option liability is recorded at fair value and reported in other current liabilities on the consolidated balance sheets. Changes in fair value of the common unit option liability are reported in selling, general and administrative expenses on the consolidated statements of operations. The SPH unit options expired on December 31, 2011.
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
WebBank has originated government guaranteed loans to customers under a United States Department of Agriculture (“USDA”) program and Small Business Administration (“SBA”) program. The USDA program guarantees 70% to 90% of each loan and the SBA loans provide guarantees of 75% to 85% of each loan. Generally, WebBank sells the guaranteed portion of each loan to a third party and retains the unguaranteed portion in its own portfolio. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. WebBank is required to retain a minimum of 5% of each USDA loan sold and 10% of each SBA loan sold and to service the loan for the investor. Based on the specific loan sale agreement that WebBank enters into with the investor, the difference between the yield on the loan and the yield paid to the buyer is the servicing fee. Fees earned for servicing loans for others are reported as income when the related loan payments are collected, less amortization of the servicing asset. Loan servicing costs are charged to expense as incurred. Servicing assets represent the allocated value of retained servicing rights on loans sold.
Loan Impairment and Allowance for Loan Losses
A loan is considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by WebBank in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. WebBank determines the significance of payment delays and payment shortfalls on a case-by-case basis. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable fair value, or the fair value of the collateral, less any selling costs, if the loan is secured by collateral. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

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
Property, Plant and Equipment
Property, plant and equipment is recorded at cost. Depreciation of property, plant and equipment is provided principally on the straight line method over the estimated useful lives of the assets, which range as follows: machinery & equipment 3 to 15 years and buildings and improvements 10 to 30 years. Leasehold improvements are amortized over the shorter of the terms of the related leases or the estimated useful lives of the improvements. Interest cost is capitalized for qualifying assets during the assets' acquisition period. Maintenance and repairs are charged to expense and renewals and betterments are capitalized. Profit or loss on dispositions is credited or charged to other expenses.
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
Goodwill impairment testing consists of a two-step process. Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values, including goodwill. The reporting unit fair value is based upon consideration of various valuation methodologies, including an income approach and market approach, as further described below. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, Step 2 of the goodwill impairment test is performed to determine the amount of impairment loss. Step 2 of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill against the carrying value of that goodwill.  In performing the first step of the impairment test, the Company also reconciles the aggregate estimated fair value of its reporting units to its enterprise value (which may include a control premium).
The income approach is based on a discounted cash flow analysis (“DCF”) and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital ("WACC") of a market participant. Such estimates are derived from our analysis of peer companies and considered the industry weighted-average return on debt and equity from a market participant perspective.
A market approach values a business by considering the prices at which shares of capital stock of reasonably comparable companies are trading in the public market, or the transaction price at which similar companies have been acquired.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

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
For other intangible assets with indefinite lives, impairment occurs when the carrying amount of an asset is greater than its fair value. A charge is recorded for the difference between the carrying amount and the estimated fair value. The Company's estimates of fair value are based primarily on a discounted cash flow approach that requires significant management judgment with respect to future revenue and expense growth rates, changes in working capital use, inflation and the selection of an appropriate discount rate.
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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Investments in equity securities are classified as Level 1 or Level 2 based on its trading activity in the period. Investments may move between Level 1 and Level 2 if the market activity increases or decreases in the period.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. Significant transfers, if any, between the levels within the fair value hierarchy are recognized at the beginning of the reporting period.

The Company employs various methods within the market approach, income approach and/or cost approach and has also considered whether there were observable inputs. Certain discounts and other judgment factors were applied to arrive at the investments’ fair value. SPH’s private investments are valued utilizing unobservable pricing inputs. Management's determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are management's best estimates after consideration of a variety of internal and external factors. The valuation methodology applied for each is determined based on the nature of the investment. A fair value analysis for each of Level 3 investment is prepared, reviewed and then approved by SPH's valuation committee.

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
Foreign Currency Translation
Revenues and expenses of foreign-based associated companies are translated into United States dollars using average exchange rates for the period. Assets and liabilities are translated at the exchange rate as of the end of the reporting period. Cumulative translation adjustments arising from the resulting translation are included in partners' capital as a component of accumulated other comprehensive income. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity that is party to the transaction are included in earnings.
Income Taxes
SPH and certain of its subsidiaries, as limited partnerships, are generally not responsible for federal and state income taxes and their profits and losses are passed directly to their partners for inclusion in their respective income tax returns. SPH's subsidiaries that are corporate entities are subject to federal and state income taxes and file corporate income tax returns.
SPH's subsidiaries that are subject to income taxes use the liability method of accounting for such taxes. Under the liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and deferred tax liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Such subsidiaries evaluate the recoverability of deferred tax assets and establish a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

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
SPH's policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the statements of operations.
Other Taxes
Certain foreign dividend income is subject to a withholding tax. Such withholding tax is netted against dividend income in the consolidated statements of operations.
Advertising Costs
Advertising costs consist of sales promotion literature, samples, cost of trade shows and general advertising costs, and are included in selling, general and administrative expenses on the consolidated statements of operations. Advertising, promotion and trade show costs totaled approximately $2,485, $2,266 and $1,229 for the years ended December 31, 2012, 2011 and 2010, respectively.
Net Income (Loss) per Common Unit
Net income (loss) per common unit - basic is computed by dividing net income (loss) by the weighted-average number of common units outstanding for the period. Net income (loss) per common unit - diluted gives effect to potentially dilutive units as if they had been outstanding during the period.
Recently Adopted Accounting Standards
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

3. ACQUISITIONS

2012 Acquisitions
Steel Excel Acquisition

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

On April 30, 2012, Steel Excel and BNS entered into a definitive Share Acquisition Agreement, pursuant to which on May 31, 2012, (the "Acquisition Date") Steel Excel acquired all of the capital stock of SWH, Inc. ("SWH"), a wholly owned subsidiary of BNS and the parent company of Sun Well Services, Inc. ("Sun Well"), for an acquisition price of $85,000 less net debt (debt outstanding minus cash), subject to certain adjustments, resulting in net consideration of $68,747. The acquisition price was paid through a combination of 2,027,500 shares of common stock of Steel Excel, preliminarily valued at $30 per share, and $7,922 in cash. The $68,747 exceeded the carrying value of Sun Well by $26,237.  Pursuant to ASC 810-10-45-23, the excess of fair value received over the carrying value of Sun Well in the Steel Excel acquisition of $26,237 was credited to Capital. Also, Sun Well's assets and liabilities were maintained at their historical basis in the consolidated financial statements.
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
In accordance with ASC Topic 805, Business Combinations, the application of purchase accounting requires that the total purchase price be allocated to the fair value of identifiable assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values recorded as goodwill. Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The allocation process requires, among other things, an analysis of acquired fixed assets, contracts, and contingencies to identify and record the fair value of all assets acquired and liabilities assumed.
The Company utilized a third-party appraiser to assist in assessing the fair value of Steel Excel's equity, and in allocating the purchase price to the fair value of the assets acquired and liabilities assumed. Key assumptions in the valuation include (1) weighted average cost of capital rates of approximately 15%, (2) a terminal value based on long-term sustainable growth rates of 3%, and (3) financial multiples of companies deemed to be similar to Steel Excel.
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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

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
The following table summarizes the preliminary estimates of the fair values of the assets acquired and liabilities assumed at the Acquisition Date and the fair value of the noncontrolling interest in Steel Excel on the Acquisition Date:

Amount
Assets:
Cash and cash equivalents	$41,963
Marketable securities	217,526
Accounts receivable	23,435
Prepaid expenses and other current assets	3,129
Property, plant and equipment	74,880
Goodwill	48,468
Identifiable intangible assets	22,793
Other assets	4,088
Total assets acquired	$436,282

Liabilities:
Accounts payable and accrued liabilities	$10,842
Debt	17,968
Other long-term liabilities	19,517
Total liabilities assumed	48,327
Fair value of non-controlling interests	189,598
Net assets acquired	$198,357
The goodwill of $48,468 arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Sun Well and Steel Excel's oilfield services operations. All of the goodwill was assigned to the Company's Energy segment. None of the goodwill recognized is expected to be deductible for income tax purposes.
The valuation of the intangible assets acquired and related amortization periods are as follows:

	Amount	Amortization Period (Years)
Products and customer relationships	$16,191	8 to 10 Years
Trademarks	5,890	5 to 7 Years
Favorable lease	47	2 Years
Non-compete agreement	469	5 Years
Other	196
Total identifiable intangible assets	$22,793
The fair values of the acquired identifiable intangible assets and their amortization period are provisional pending receipt of the final valuations for those assets. Amortization expense of $2,837 was recorded for the period from May 31, 2012

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

through December 31, 2012. The estimated amortization of intangibles from the acquisition will be approximately $3,982 in 2013, $3,265 in 2014, $2,807 in 2015, $2,186 in 2016, $1,664 in 2017 and $6,052 thereafter.
Accounts receivable substantially represents the gross amount due and expected to be collected.
For the period from the Acquisition Date through December 31, 2012, revenues and pretax income from continuing operations reported in the consolidated financial statements relating to Steel Excel were $72,402 and $8,217, respectively.
HNH Acquisitions

Zaklad Przetwórstwa Metali INMET Sp. z o.o.

On November 5, 2012, a subsidiary of H&H acquired 100% of the stock of Zaklad Przetwórstwa Metali INMET Sp. z o.o., a Polish manufacturer of brazing alloys and contact materials, for a cash purchase price of $4,000, net of cash acquired. The assets acquired and liabilities assumed included net working capital of accounts receivable, inventories and trade payables totaling $3,100; property, plant and equipment of $2,200; as well as assumed debt of $1,600. This acquisition provides H&H with a new family of fabricated joining materials and a broader presence in the European market. The amount of net sales and net loss of the acquired business included in the consolidated income statement for the period from acquisition through December 31, 2012 was approximately $1,700 and $100 respectively, including $1,200 of intercompany sales which were eliminated in consolidation. The results of operations of the acquired business are reported as a product line within HNH's Joining Materials segment.

W.P. Hickman Company

On December 31, 2012, a subsidiary of H&H acquired substantially all of the assets of W.P. Hickman Company ("Hickman"), a North American manufacturer of perimeter metal roof edges for low slope roofs. The initial purchase price was $8,400, paid in cash, and is subject to a final working capital adjustment. The assets acquired and liabilities assumed included net working capital of accounts receivable, inventories and trade payables; property, plant and equipment; and intangible assets, primarily trade names and customer relationships, valued at $2,700, $1,200and $1,500, respectively, on a preliminary basis. This acquisition provides H&H with an add on product category to its existing roofing business. The results of operations of the acquired business will be reported as a product line within HNH's Engineered Materials segment. In connection with the Hickman acquisition, HNH has recorded goodwill totaling approximately $3,300 on a preliminary basis. The preliminary purchase price allocation is subject to a final working capital adjustment and finalization of third party valuations of certain acquired assets and liabilities.

There is additional contingent consideration that could be due from HNH under the Hickman asset purchase agreement if the combined net sales of certain identified products exceed the parameters set forth in the asset purchase agreement in 2013 and 2014. In no event shall the additional contingent consideration exceed $1,500. In accordance with Accounting Standards Codification ("ASC") 805, Business Combinations, the estimated fair value, $200, related to the contingent portion of the purchase price was recognized at the acquisition date.

2011 Acquisitions

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

As of July 5, 2011, SPH's investment had a carrying value of approximately $13,500. The fair value of our equity interest in DGT was $21,389 prior to the 193,305 shares purchased on July 5, 2011. As a result of remeasuring our equity interest to fair value, the Company recognized an investment gain of $8,177 which is included in Net investment (loss) gain in the 2011 consolidated statements of operations.
The fair value of the identifiable net assets acquired by SPH of $32,687 exceeded the fair value of SPH's basis upon acquisition of the controlling interest in DGT of $23,709. Accordingly, the acquisition was accounted for as a bargain

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

purchase and, as a result, the Company recognized a gain of $8,978 in 2011 associated with the acquisition. The gain was included in Other income in the 2011 consolidated statements of operations.

•
Pursuant to an Asset Purchase Agreement dated March 23, 2011, a subsidiary of HNH acquired certain assets and assumed certain liabilities of Tiger Claw, Inc., a company that among other businesses, develops and manufactures hidden fastening systems for deck construction. The final purchase price was $8,500 and was paid in cash. The assets acquired included, among other things, machinery, equipment, inventories, certain contracts, accounts receivable and intellectual property rights, all as related to the acquired business and as provided in the asset purchase agreement.

There was additional contingent consideration that would have been due from HNH under the asset purchase agreement if the net sales of certain identified products exceeded the parameters set forth in the asset purchase agreement in 2011 and 2012. No amount related to the contingent portion of the purchase price was recognized at the acquisition date in accordance with ASC 805. Based on actual 2011 and 2012 net sales, no additional contingent consideration is expected to be paid under the terms of the asset purchase agreement.

•
On February 2, 2011, BNS acquired all of the capital stock of SWH for $50,463 in cash. SWH owns all of the capital stock of Sun Well, its sole asset. Sun Well is a work-over rig provider to oil and gas exploration companies throughout the Williston Basin in North Dakota. SWH was acquired to further the Company's position as a global diversified holding company. Revenue and net income of SWH included in the Consolidated statement of operations for the twelve months ended December 31, 2011 are $32,984 and $4,536, respectively.

The allocation of the purchase price of SWH's assets acquired and liabilities assumed is as follows:

Assets:	Amount
Current assets	$8,066
Property, plant and equipment	18,258
Goodwill	24,836
Identifiable intangible assets	8,991
Other assets - restricted cash	2,572
Total assets acquired	62,723

Total liabilities acquired	12,260

Net assets acquired	$50,463

2010 Acquisition

•
On May 7, 2010, (the “Acquisition Date”), SPH acquired 57,801 shares of HNH bringing total shares owned to 6,123,876, or 50.3% of the outstanding shares. Accordingly, HNH became a majority-owned controlled subsidiary and is consolidated with SPH from that date. Prior to obtaining a controlling interest on the Acquisition Date, SPH owned 6,066,075 shares (49.8% of the outstanding shares), which were acquired beginning July 15, 2009 and were accounted for under the equity method at fair value. On May 7, 2010, prior to the acquisition of a controlling interest, the fair value and carrying value of HNH was $26,084, which was included in investments in associated companies on the consolidated balance sheet. An unrealized gain of $8,670 was recorded in income of associated companies on the consolidated statement of operations for the period from January 1, 2010 to May 7, 2010. Included in the 2010 net income is a one-time charge to cost of goods sold of $9,538 resulting from application of the acquisition method relating to acquired manufacturing profit in inventory at the Acquisition Date of which $7,825 is included in continuing operations.

The allocation of the purchase price of HNH's assets acquired and liabilities assumed is as follows:

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Assets:	Amount
Current assets of continuing operations	$157,141
Assets of discontinued operations	41,162
Total current assets	198,303
Property, plant and equipment	93,580
Goodwill	16,131
Other intangibles	129,320
Other assets	12,673
Total assets acquired	450,007

Liabilities:
Current liabilities	136,334
Long-term debt and accrued interest	154,109
Accrued pension liability	97,502
Other liabilities	9,688
Total liabilities assumed	397,633
Non-controlling interests	26,035
Net assets acquired	$26,339

The following unaudited pro forma results of operations for the twelve months ended December 31, 2012, 2011 and 2010 assumes that the above acquisitions were made at the beginning of the year prior to acquisition. This unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future.

	Year Ended December 31,
	2012	2011	2010
Revenue	$792,626	$738,918	$638,283
Net income attributable to common unitholders	41,951	47,511	28,438
Net income per common unit - basic	1.41	1.88	1.13
Net income per common unit - diluted	1.41	1.40	1.03

4. DISCONTINUED OPERATIONS

Assets and Liabilities of discontinued operations at December 31, 2012 consists of HNH's Continental subsidiary ("Continental"). The December 31, 2011 discontinued operations relate to DGT's former subsidiaries, RFI and Villa Sistemi Medicali S.p.A. (“Villa”).

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

	December 31,
	2012	2011
Assets of discontinued operations:
Trade and other receivables	$2,729	$17,710
Inventories	2,765	14,990
Other current assets	64	1,887
Goodwill	6,041	10,567
Other intangibles, net	6,665	15,779
Property, plant and equipment, net	5,107	5,873
Other assets	7	49
Total assets	$23,378	$66,855
Liabilities of discontinued operations:
Trade payables and accrued liabilities	$3,428	$10,578
Other current liabilities	—	7,021
Other liabilities	—	1,842
Total liabilities	$3,428	$19,441

Summary results for our discontinued operations included in the Company's Consolidated Statements of Operations are detailed in the table below. Discontinued operations for the year ended December 31, 2012 includes the operations of RFI and Villa through their respective sale dates as well as the gain on sale of Villa and RFI (see discussion below). In addition discontinued operations in 2012 includes the operations of Continental. Discontinued operations for the year ended December 31, 2011 includes RFI, Villa and various HNH discontinued operations described below and Discontinued operations for the year ended December 31, 2010 includes various HNH operations described below and the gain on sale of Collins.

	Year Ended December 31,
	2012	2011	2010
Sales	$47,596	$66,535	$78,187
Net income (loss)	3,272	1,917	(1,648)
Gain (loss) after taxes and noncontrolling interests	1,638	1,074	(1,025)
Gain on sale of discontinued operations after taxes and noncontrolling interests	4,026	526	15,972

DGT’s Discontinued Operations

Sale of RFI

After obtaining the required two-thirds vote approval by its shareholders on August 16, 2012, DGT completed the sale of its Power Conversion business operated by RFI to EMS Development Corporation (“EMS”), a New York corporation and an affiliate of Ultra Electronics Defense, Inc. (“UEDI”). In consideration for the sale of RFI, EMS paid an aggregate of $12,500 in cash. $1,250 of such amount is being held in escrow to serve as security for payments in satisfaction of certain of DGT’s and RFI’s indemnification obligations and $237 is being held in escrow to cover any potential net working capital adjustment. The working capital adjustment is expected to be $480 unfavorable to the Company and is reflected as a reduction to the escrow cash balance, thereby netting to $1,007. DGT retained the RFI facility and entered into a lease with EMS. The lease has a term of 5 years, with payments of $33 per month net to RFI, terminable by EMS, as the tenant, upon 30 days prior written notice. SPH's net gain on the sale of RFI, which was recorded in SPH's fourth quarter of 2012 due to the recording of DGT's results of operations on a two-month lag, was approximately $4,600.

Sale of Villa

On November 3, 2011, DGT completed a share purchase agreement (the “Share Purchase Agreement”) with VIV s.r.1., a limited liability company incorporated under Italian law (“VIV”), pursuant to which DGT sold all of the shares of its

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Italian subsidiary, Villa, its medical and dental imaging systems segment, to VIV. The Company retained the building in Milan, Italy, housing Villa’s operations, which is subject to an initial six year lease with VIV and an option for a subsequent six year period. Under the terms of the lease, the Company will receive €335 in annual rent, payable quarterly. The rent may be adjusted annually for changes in the consumer price index as specified in the lease.

In consideration for the sale of the shares of Villa to VIV, DGT received $22,761 in cash of net proceeds and an unsecured subordinated promissory note (the “Note”) made by VIV in the amount of €500 (initially valued at $688). The Note has a term of 5 years with interest accruing at a rate of 6% per annum beginning 18 months after issuance. The Note may be prepaid at any time and if prepayment in full occurs during the first 18 months following the date of issuance, the total principal amount will be reduced to €400. Payment of the Note will be subordinated to the repayment of the loan extended to VIV by Banca Intesa to provide financing for the Villa sale. DGT also repurchased 28,104 shares of common stock from two employees of Villa for $820. DGT also received, as part of the transaction, a dividend of cash held by Villa as of the closing date in the amount of $4,538. SPH’s net after-tax gain on the sale of Villa, which was recorded in SPH’s year ended December 31, 2012, was $2,585.

HNH’s Discontinued Operations

Continental Industries

In January 2013, HNH divested substantially all of the assets and existing operations of its Continental Industries business unit, a wholly-owned subsidiary of H&H, for a cash sales price totaling approximately $37,500 less transaction fees, subject to a final working capital adjustment, with proceeds of $3,700 currently held in escrow pending resolution of certain indemnification provisions contained in the sales agreement. The sales price is subject to a final working capital adjustment. Located in the State of Oklahoma, Continental Industries manufactures plastic and steel fittings and connectors for natural gas, propane and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection and lightning protection.

Kasco-France

During the third quarter of 2011, HNH sold its stock of Eurokasco, S.A.S. ("Kasco-France"), a part of its Kasco segment, to the former management team for one Euro plus 25% of any pre-tax earnings over the next 3 years. No additional consideration is expected to be collected for 2012. Additionally, Kasco-France signed a 5 year supply agreement to purchase certain products from Kasco. As a result of the sale, the Company recorded an after tax loss of $266.

Arlon AFD

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

Arlon ECP and SignTech

On March 25, 2011, Arlon and its subsidiaries sold substantially all of their assets and existing operations located primarily in the State of Texas related to Arlon’s Engineered Coated Products Division and SignTech subsidiary for an aggregate sale price of $2,500. In addition, Arlon sold a coater machine to the same purchaser for a price of $500. A loss of $2,256, net of tax, was recorded in 2011. The net proceeds from these asset sales were used to repay indebtedness under HNH’s revolving credit facility.

Amounts held in escrow in connection with the asset sales, totaling $3,000, are recorded in Trade and other receivables on the consolidated balance sheet as of December 31, 2011, and were received by HNH in the second quarter of 2012.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The total gain as a result of these asset sales of $972, net of tax, as a result of the sales of the California and Texas based businesses of Arlon, and Kasco-France, is reported in discontinued operations on the consolidated statements of operations in 2011. The discontinued operations had an aggregate loss in 2011 from their operations of $508, net of tax.

BNS's Discontinued Operations
On February 18, 2010, BNS sold its interest in Collins for net proceeds of $64,818 in cash net of $100 in fees. SPH recorded a gain on sale of discontinued operations of $31,254 ($16,238 after noncontrolling interest) in the year ended December 31, 2010.

5. INVESTMENTS

A) Short-Term Investments

Marketable Securities

The Company's short-term investments, consisting of its marketable securities portfolio, resulted from the acquisition of Steel Excel on May 31, 2012. Steel Excel's investment policy focuses on three objectives: to preserve capital, to meet liquidity requirements, and to maximize total return. The investment policy establishes minimum ratings for each classification of investments when purchased and investment concentration is limited to minimize risk. The policy also limits the final maturity on any investment and the overall duration of the portfolio. During the twelve-month period ended December 31, 2012, Steel Excel's Board of Directors executed a written consent permitting the investment of up to $10,000 in publicly traded companies engaged in certain oilfield servicing, energy services, and related businesses, which is an exception to the investment policy. Additional exceptions to the investment policy may be approved in the future. Given the overall market conditions, Steel Excel regularly reviews its investment portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis and proper valuation. Steel Excel's portfolio of marketable securities at December 31, 2012 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Available for sale securities
Short-term deposits	$48,596	$—	$—	$48,596
Mutual funds	10,368	1,452	—	11,820
United States government securities	99,525	20	(68)	99,477
Equity securities	20,822	1,217	(1,922)	20,117
Commercial paper	22,292	5	(6)	22,291
Corporate obligations	48,683	308	(277)	48,714
Total marketable securities	250,286	3,002	(2,273)	251,015
Amounts classified as cash equivalents	(51,887)	—	—	(51,887)
Amounts classified as marketable securities	$198,399	$3,002	$(2,273)	$199,128
Steel Excel's investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. Steel Excel has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the periods ended December 31, 2012 were not deemed to be other-than-temporary. Steel Excel holds its marketable securities as available-for-sale and marks them to market. Classification of marketable securities as a current asset is based on the intended holding period and realizability of the asset.

Steel Excel sold $192,380 of marketable securities for the seven months ended December 31, 2012. Sales of marketable securities for the seven months ended December 31, 2012 resulted in gross gains of $500 and gross losses of $340.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

These gains and losses are included in Other Income on the Consolidated Statement of Operations. The amortized cost and estimated fair value of investments in available-for-sale securities as of December 31, 2012, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
Mature in one year or less	$214,817	$215,589
Mature after one year through three years	19,716	19,854
Mature after three years	15,753	15,572
	$250,286	$251,015

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

B. Long-Term Investments

The following table summarizes the Company's long-term investments as of December 31, 2012 and 2011. For those investments at fair value, the carrying amount of the investment equals its respective fair value.

	December 31,
	2012	2011
	Investment Balance
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in OCI:
Equity securities - U.S. (1), (2)
Computer Software and Services	$3,824	$28,635
Aerospace/Defense	38,256	21,630
Manufacturing	28,032	31,455
Restaurants	15,012	9,364
Other	35,704	29,495
	120,828	120,579
Fair Value Changes Recorded in Consolidated Statement of Operations:
API (1)	32,678	15,818
Barbican (3)	—	13,623
	32,678	29,441
	$153,506	$150,020
(B) EQUITY METHOD INVESTMENTS
Investments in Associated Companies:
At Cost:
CoSine	$6,668	$6,944
At Fair Value:
Fox & Hound (3)	10,521	—
SL Industries, Inc. (2)	17,907	16,049
Steel Excel (1)	—	105,225
	$35,096	$128,218
Other Investments at Fair Value - Related Party:
SPII Liquidating Trust - Series B (3)	16	16,408
SPII Liquidating Trust - Series D (3)	542	11,783
SPII Liquidating Trust - Series G (3)	6,016	9,552
SPII Liquidating Trust - Series H (3)	3,891	3,496
SPII Liquidating Trust - Series I (3)	798	1,414
	$11,263	$42,653

Total Long-Term Investments	$199,865	$320,891
(1) Level 1 investment. Equity securities totaling $79,352 and $87,907 were classified as Level 1 investments as of December 31, 2012 and 2011, respectively.
(2) Level 2 investment. Equity securities totaling $41,476 and $32,672 were classified as Level 2 investments as of December 31, 2012 and 2011, respectively.
(3) Level 3 investment. For additional information related to the Company's Level 3 investments, see Note 6 - "Fair Value Measurements."

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The following table presents activity for each of the long-term investments presented in the table above for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in OCI:
Proceeds from sales	$29,317	$143,096	$262,934
Gross gains from sales	$2,985	$20,850	$42,066
Gross losses from sales	—	(2,439)	(3,668)
Net investment gain	$2,985	$18,411	$38,398
Change in net unrealized holding gains (losses) included in other comprehensive income	$336	$17,575	$(37,188)
Reclassified out of other comprehensive income (loss):
Unrealized gains	$3,118	$9,275	$41,026
Unrealized losses	(828)	—	(177)
Total	$2,290	$9,275	$40,849
Fair Value Changes Recorded in Consolidated Statement of Operations:
API (1)	$16,859	$—	$—
Barbican (3)	2,108	(183)	(411)
Income (loss) from investments held at fair value	$18,967	$(183)	$(411)
(B) EQUITY METHOD INVESTMENTS				Ownership at December 31,
Investments in Associated Companies:				2012	2011
Equity Method:
Cosine	$(328)	$(385)	$(440)	46.8%	46.8%
DGT	—	213	886	59.2%	51.5%
JPS	—	—	1,228	39.3%	39.3%
Other	—	(58)	6
SPH's share of (net loss) income	(328)	(230)	1,680
Equity Method, at Fair Value:
Fox & Hound	(403)	—	—	50.0%	—%
SLI	1,796	(1,310)	7,779	24.1%	21.7%
Steel Excel	13,139	(22,092)	(10,439)	51.2%	40.3%
API	—	9,809	2,615	32.4%	32.4%
HNH	—	—	8,670	54.3%	55.5%
Unrealized (loss) gain on associated companies accounted for at fair value	14,532	(13,593)	8,625
(Loss) Income of associated companies, net of taxes	$14,204	$(13,823)	$10,305
Other Investments at Fair Value - Related Party:
Gains (Loss) from other investments - related party	$(8,329)	$(15,743)	$(3,220)
Proceeds from sales	$23,061	$4,156	$13,494
Gross gains from sales	$—	$—	$810
Gross losses from sales	—	—	—
Net investment gain	$—	$—	$810

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

(A) AVAILABLE-FOR-SALE SECURITIES

Fair Value Changes Recorded in OCI

For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. Gross unrealized gains and gross unrealized losses are reported in Accumulated other comprehensive loss in the consolidated balance sheets. In 2012 the Company recognized an other than temporary impairment loss of approximately $829 related to an available-for-sale security which is included in Asset impairment charges in the Consolidated Statements of Operations.

On December 31, 2012 and December 31, 2011, HNH held an investment in the common stock of a single public company, which is classified as an available-for-sale security in non-current assets. The security has been in a continuous loss position for less than 12 months. Factors considered by HNH when determining that the reduction in fair value below cost should not be recorded as an impairment in the consolidated income statement include: the nature of the investment; the cause and duration of the decline in value; the extent to which fair value is less than cost; the financial condition and near term prospects of the issuer; and HNH's ability and intent to hold the security for a period of time sufficient to allow for the anticipated recovery in fair value.

The cost basis and unrealized gains and losses related to our available for sale securities is as follows:

	2012				2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Computer Software and Services	$4,447	$4	$(627)	$3,824	$27,649	$3,132	$(2,146)	$28,635
Aerospace/Defense	11,675	26,581	—	38,256	10,746	10,884	—	21,630
Manufacturing	16,278	11,754	—	28,032	16,495	14,960	—	31,455
Restaurants	5,974	9,038	—	15,012	5,974	3,390	—	9,364
Other	43,177	101	(7,574)	35,704	21,600	8,754	(859)	29,495
	$81,551	$47,478	$(8,201)	$120,828	$82,464	$41,120	$(3,005)	$120,579
Fair Value Changes Recorded in Consolidated Statement of Operations

Available for sale securities also includes the Company's investment in API and Barbican. The investment in Barbican was sold in the fourth quarter of 2012. Changes in the fair value of the API and Barbican investments are reported in the consolidated statement of operations as Income (loss) from investments held at fair value.
(B) EQUITY METHOD INVESTMENTS

Investments in Associated Companies

The Company’s investments in associated companies accounted for under the equity method of accounting (see Note 2 - "Summary of Significant Accounting Policies" for additional information). The Company elected to record certain investments under the equity method at fair value beginning on the dates these investments became subject to the equity method of accounting. Associated companies are included in either the Diversified Industrial segment, Energy segment or Corporate. Certain associated companies have a fiscal year end that differs from December 31. SPH’s equity in other comprehensive income (loss) of associated companies was $0, $5,833and $(737) for the years ended December 31, 2012, 2011 and 2010, respectively.

Additional information for each of SPH's investments in associated companies that have impacted the Consolidated Statement of Operations during 2012, 2011 or 2010 follows:

Equity Method

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

•
The investment in CoSine is reported on the equity method. SPH recorded $52, $68 and $6 as its share of capital changes for the twelve months ended December 31, 2012, 2011 and 2010, respectively. The aggregate market value of the Company’s interest in CoSine was $9,559 and $9,320 at December 31, 2012 and 2011, respectively.

•
On July 5, 2011, SPH purchased 193,305 DGT shares for cash on the open market for $1,933 which brought total shares owned by SPH to 1,977,023 (51.1% of the outstanding shares), and DGT became a majority-owned controlled subsidiary. DGT’s accounts are consolidated with the accounts of SPH from July 5, 2011 and accordingly, SPH’s investment in DGT was been removed from investments in associated companies as of that date. SPH recorded $231and $114 and as its share of capital changes including other comprehensive income/loss for the twelve months ended December 31, 2011, and 2010, respectively.

•
Effective December 31, 2011, the Company determined that it no longer had significant influence over the operating and financial polices of JPS Industries, Inc. ("JPS"). The Company discontinued the equity method of accounting for JPS and began classifying JPS as an available for sale security included in Investments at fair value in the consolidated balance sheet. The Company did not record any income/loss or capital changes for JPS in the twelve months ended December 31, 2011 as the financial information was not available.

•
The Company also has an investment in a Japanese real estate partnership. During the fourth quarter of 2011, the Company determined that it did not have significant influence over the operating and financial policies of the partnership. Therefore, effective December 31, 2011, the Company discontinued the equity method of accounting and began classifying this investment as an investment at cost with a value of $4,576 and $5,156 included in Other non-current assets in the December 31, 2012 and 2011 Consolidated Balance Sheets, respectively. The Company recorded an impairment of $580 for the twelve months ended December 31, 2012 which is included in Asset impairment charges in the Consolidated Statements of Operations.

Equity Method, At Fair Value:

•
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

•
SLI is a publicly traded company that designs, manufactures and markets power electronics, motion control, power protection and specialized communication equipment. In 2012, the Company received a dividend of approximately $2,000 from SLI which is recorded in Investment and other income in the Consolidated Statement of Operations

•
During the second quarter of 2012, SPH acquired an additional 2,227,500 shares of Steel Excel, a publicly traded company. As a result SPH's ownership increased to 51.1% of the outstanding shares and Steel Excel became a majority-owned controlled subsidiary (for additional information on the transaction between Steel Excel and BNS, see Note 3 - "Acquisitions"). Steel Excel owns several oilfield services companies and is seeking to acquire additional business operations. The identification of new business operations includes, but is not limited to, the oilfield servicing, sports, training, education, entertainment, and lifestyle businesses.

•
Effective December 31, 2011, the Company determined that it no longer had significant influence over the operating and financial polices of API Group LLC ("API"). The Company discontinued the equity method of accounting for API and began classifying API as Investments at fair value and will continue to report changes in fair value in the consolidated statement of operations.

•
SPH accounted for its investment in HNH under the equity method at fair value prior to obtaining a controlling interest. HNH's accounts are consolidated with the accounts of SPH from May 7, 2010 and accordingly, SPH's investment in HNH has been removed from investments in associated companies on that date as described in Note 3 - “Acquisitions”.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The summary income statement amounts in the table below include results for Steel Excel for the period from January 1 through the date of acquisition in 2012.

Additional Disclosures Related to Associated Company Financial Statements
	December 31,
	2012	2011
Summary of balance sheet amounts:
Current assets	$96,280	$443,740
Noncurrent assets	252,005	55,540
Total assets	$348,285	$499,280
Current liabilities	$61,201	$39,727
Noncurrent liabilities	170,857	26,504
Total liabilities	232,058	66,231
Parent equity	116,227	433,049
Total liabilities and equity	$348,285	$499,280
	Year Ended December 31,
	2012	2011	2010
Summary income statement amounts:
Revenue	$488,852	$161,659	$787,347
Gross profit	74,070	14,722	192,052
Income (loss) from continuing operations	(4,788)	10,823	(12,894)
Net income (loss) after noncontrolling interests	(13,477)	1,153	(19,661)
Other Investments at Fair Value - Related Party

Other investments - related party, classified as non-current assets at December 31, 2012 and 2011, consist of the Company’s investment in each series of the SPII Liquidating Trust (see Note 13 - “Related Party Transactions”) accounted for under the equity method. The purpose of the SPII Liquidating Trust is to effect the orderly liquidation of certain assets previously held by SPII. SPH’s financial position, financial performance and cash flows will be affected by the extent to which the operations of the SPII Liquidating Trust results in realized or unrealized gains (losses) and by distributions it makes in each reporting period. The Company holds variable interests in each series of the SPII Liquidating Trust (for additional information on the Company's accounting policy related to variable interest entities, including the SPII Liquidating Trust, see Note 2 - "Summary of Significant Accounting Policies". The series consists of:

SPII Liquidating Trust - Series B ("Trust B")- Represents the Company’s interest in the series of the SPII Liquidating Trust that holds preference shares and ordinary shares in Barbican. The SPII Liquidating Trust sold its holdings in preference shares and ordinary shares in Barbican in the fourth quarter of 2012, and received a cash distribution of approximately $19,000.
SPII Liquidating Trust - Series D ("Trust D") - Represents the Company’s interest in the series of the SPII Liquidating Trust that holds common shares in F&H. As a result of Fox & Hound's recapitalization described in the "Equity Method at Fair Value" section above, our investment in Fox & Hound Restaurant Group ("F&H"), was diluted, resulting in an unrealized loss of $11,200 in the first quarter of 2012 in the consolidated statement of operations.
SPII Liquidating Trust - Series G ("Trust G") - Represents the Company’s interest in the series of the SPII Liquidating Trust that holds the limited partnership interest in Steel Partners China Access I L.P. (“SPCA”) (see Note 13 - “Related Party Transactions”).
SPII Liquidating Trust - Series H ("Trust H") - Represents the Company’s interest in the series of the SPII Liquidating Trust that holds the limited partnership interest in Steel Partners Japan Strategic Fund, L.P. (“SPJSF”) (see Note 13 - “Related Party Transactions”).
SPII Liquidating Trust - Series I ("Trust I")- Represents the Company’s interest in the series of the SPII Liquidating Trust that holds certain other investments.

These investments were acquired and initially recorded in connection with an exchange transaction in which we acquired the limited partnership interest of Steel Partners II, L.P. (“SPII”) consisting of holdings in a variety of companies, in exchange for our common units which were distributed to certain former indirect investors in SPII (the “Exchange

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

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

The following tables provide combined summarized data with respect to the other investments - related party accounted for under the equity method, at fair value:

	December 31,
	2012	2011
Summary of balance sheet amounts:
Total assets	$25,824	$97,502
Total liabilities	(37)	—
Net Asset Value	$25,787	$97,502

	Year Ended December 31,
	2012	2011	2010
Summary income statement amounts:
Net increase (decrease) in net assets from operations	$(18,996)	$(35,959)	$2,757

Net Investment Gains (Losses)

Net investment gains (losses) in the consolidated statements of operations consist of the following:

	Year Ended December 31,
	2012	2011	2010
Available-for-sale securities (See "A) Available for Sale securities" section in table above)	$2,985	$18,411	$38,398
Financial instruments (see Note 7)	(787)	(29,573)	(11,401)
Securities sold, not yet purchased (see Note 7)	—	(1,408)	(3,757)
Gain on re-measurement of investment in Steel Excel (See Note 3)	13,524	—	—
Investment holding gain on DGT (see Note 3)	—	8,177	—
Other	—	41	810
Total	$15,722	$(4,352)	$24,050

6. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements as of December 31, 2012 and 2011 are summarized by type of inputs applicable to the fair value measurements as follows:

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$128,123	$69,222	$1,783	$199,128
Long-term investments (a)	112,030	59,383	21,784	193,197
Non-controlling interests in certain funds (b)	—	—	1,021	1,021
Commodity contracts on precious metals	127	—	—	127
Total	$240,280	$128,605	$24,588	$393,473

Liabilities:
Financial instruments	$—	$24,742	$—	$24,742
Derivative features of subordinated notes	—	—	184	184
Commodity contracts on precious metals	—	27	—	27
Total	$—	$24,769	$184	$24,953

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	$225,001	$32,672	$56,276	$313,949
Total	$225,001	$32,672	$56,276	$313,949

Liabilities:
Financial instruments	$—	$23,736	$—	$23,736
Deferred fee liability to related party	—	—	58,747	58,747
Derivative features of subordinated notes	—	—	694	694
Commodity contracts on precious metals	165	64	—	229
Total	$165	$23,800	$59,441	$83,406
(a) For additional detail of the marketable securities and long-term investments see Note 5 - "Investments."
(b) Recorded within Other non-current assets.
Investments with a fair value of $32,243 were transferred from Level 1 to Level 2 based upon a reduction in the number of shares traded. Investments with a fair value of $2,735 were transferred from Level 2 to Level 1 based upon an increase in the number of shares traded. The futures contracts are Level 1 measurements since they are traded on a commodity exchange. The forward contracts are entered into with a counterparty, and are considered Level 2 measurements.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Investments in Associated Companies	Other Investments - Related Party	Other Investments	Total
Assets
Balance at December 31, 2010	$—	$62,553	$7,668	$70,221
Purchases	—	—	6,138	6,138
Sales	—	(4,156)	—	(4,156)
Unrealized gains	—	636	—	636
Unrealized losses	—	(16,380)	(183)	(16,563)
Balance at December 31, 2011	—	42,653	13,623	56,276
Purchases	10,923	—	—	10,923
Sales	—	(23,061)	(15,731)	(38,792)
Unrealized gains	—	3,265	2,108	5,373
Unrealized losses	(402)	(11,594)	—	(11,996)
Balance at December 31, 2012	$10,521	$11,263	$—	$21,784

The Company and the SPII Liquidating Trust use specific valuation metrics appropriate for each investment to estimate the fair value of their debt and equity securities measured using Level 3 inputs. The Company estimates the value of its interest in Trust D and its indirect investment in Fox & Hound primarily using a discounted cash flow method using a market risk premium of 25%. Trust I is valued on a market multiple basis, primarily using an EBITDA multiple of three times trailing twelve months earnings. Trust's G and H are valued based on the net asset value of such funds, which hold investments all of which are valued based on Level 1 or Level 2 inputs. The investments held in these two trusts are not redeemable and distributions will be received from the SPII Liquidating Trust as the underlying assets held are sold over a period which is not determinable. Trust H's term ends in May 2013 and may be extended for up to one additional year at the discretion of its general partner. There are no unfunded capital commitments with respect to these investments.

The change in unrealized gains (losses) for investments still held at December 31, 2012 and 2011 was reported in the consolidated statements of operations as follows:

	Investments in Associated Companies	Other Investments - Related Party	Other Investments	Total
Year Ended December 31, 2012
Gains
Income from other investments - related party	$—	$3,265	$—	$3,265
Income from investments held at fair value	—	—	2,108	2,108
	—	3,265	2,108	5,373
Losses
Losses from associated companies	(402)	—	—	(402)
Losses from other investments - related party	—	(11,594)	—	(11,594)
	(402)	(11,594)	—	(11,996)
Total	$(402)	$(8,329)	$2,108	$(6,623)

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Year Ended December 31, 2011
Gains
Gains from other investments - related party	$—	$636	$—	$636
Losses
Losses from other investments - related party	—	(16,380)	—	(16,380)
Investment and other loss	—	—	(183)	(183)
	—	(16,380)	(183)	(16,563)
Total	$—	$(15,744)	$(183)	$(15,927)
Year Ended December 31, 2010
Gains
Gains from other investments - related party	—	4,054	—	4,054
	—	4,054	—	4,054
Losses
Losses from other investments - related party	—	(7,274)	—	(7,274)
Investment and other loss	—	—	(411)	(411)
	—	(7,274)	(411)	(7,685)
Total	$—	$(3,220)	$(411)	$(3,631)

The realized and unrealized gains and losses in financial assets measured using Level 3 inputs are reported in the consolidated statement of operations are presented in the following table. There were no realized losses recorded in 2012, 2011 or 2010.

	Realized Gains	Unrealized Gains	Unrealized Losses	Total
Year Ended December 31, 2012:
Loss of associated companies	$—	$—	$(402)	$(402)
Income (loss) from other investments - related party	—	3,265	(11,594)	(8,329)
Income from investments held at fair value	—	2,108	—	2,108
Total	$—	$5,373	$(11,996)	$(6,623)
Year Ended December 31, 2011:
Investment and other loss	$—	$—	$(183)	$(183)
Income (loss) from other investments- related party	—	636	(16,380)	(15,744)
Total	$—	$636	$(16,563)	$(15,927)
Year Ended December 31, 2010:
Investment and other loss	$—	$—	$(411)	$(411)
Net investment gains	810	—	—	810
Income (loss) from other investments - related party	—	4,054	(7,274)	(3,220)
Total	$810	$4,054	$(7,685)	$(2,821)

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Following is a summary of changes in financial liabilities measured using Level 3 inputs:

	Distribution Payable (a)	Deferred Fee Liability to Related Party (b)	Derivative Feature of Subordinated Notes (c)	Common Unit Option Liability (d)	Total
Balance at December 31, 2010	$29,869	$64,854	$2,866	$1,785	$99,374
Decrease in fair value reported in the consolidated statement of operations as income	—	(6,107)	(839)	(1,785)	(8,731)
Cash distribution on April 6, 2011	(29,869)	—	—	—	(29,869)
Settlements	—	—	(1,333)	—	(1,333)
Balance at December 31, 2011	—	58,747	694	—	59,441
Increase (decrease) in fair value reported in the consolidated statement of operations as expense (income)	—	11,448	(831)	—	10,617
Deferred fee settlement	—	(70,195)	—	—	(70,195)
Other	—	—	(47)	—	(47)
Balance at December 31, 2012	$—	$—	$(184)	$—	$(184)

(a)	See Note 16 - “Capital and Accumulated Other Comprehensive (Loss) Income" - Common Unit Distributions.

(b)	See Note 13 - “Related Party Transactions”

(c)	See Note 7 - “Financial Instruments”

(d)	See Note 16 - “Capital and Accumulated Other Comprehensive (Loss) Income" - Common Unit Option Liability.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets measured at fair value in 2012 and 2011 on a non-recurring basis include the assets acquired and liabilities assumed in the acquisitions described in Note 3 – “Acquisitions”. Significant judgments and estimates are made to determine the acquisition date fair values which may include the use of appraisals, discounted cash flow techniques or other information the Company considers relevant to the fair value measurement. Subsequent to initial measurement, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate, in management’s judgment, that carrying values may not be recoverable. Circumstances that could trigger an interim impairment test include but are not limited to: the occurrence of a significant change in circumstances, such as continuing adverse business conditions or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; or results of testing for recoverability of a significant asset group within a reporting unit.

As of December 31, 2012 and 2011, WebBank has impaired loans of $2,915, of which $2,328 is guaranteed by the USDA or SBA and $3,789, of which $2,354 is guaranteed by the USDA or SBA, respectively. These loans are measured at fair value on a nonrecurring basis using Level 3 inputs. Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of loan agreements, including scheduled interest payments. When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, when appropriate, the loan’s observable fair value or the fair value of the collateral (less any selling costs) if the loan is collateral-dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses, or by charging down the loan to its value determined in accordance with generally accepted accounting principles. Amounts charged against the allowance for loan losses were $1 and $1,589 for the years ended December 31, 2012 and 2011, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

7. FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Risk

Financial instruments include $24,742 and $23,736 at December 31, 2012 and 2011, respectively, of amounts payable in foreign currencies which are subject to the risk of exchange rate changes. These financial instruments resulted from transactions entered into for risk management purposes, are collateralized by an equivalent amount included in restricted cash and have no maturity date. The liabilities are accounted for at fair value on the balance sheet date with changes in fair value reported in the consolidated statement of operations included in net investment gain (loss). The liabilities are not designated as hedging instruments. The foreign currency financial instrument liabilities at December 31, 2012 and 2011 are as follows:

	December 31, 2012		December 31, 2011
Currency	Carrying Amount	Notional Amount	Carrying Amount	Notional Amount
Japanese Yen	$1,695	¥146,991	$1,899	¥146,241
Pound Sterling	23,047	£14,186	21,837	£14,055
Total	$24,742		$23,736

Information is summarized below for foreign currency financial liabilities and related restricted cash:

Foreign exchange transactions:	Year Ended December 31,
	2012	2011
Balance, beginning of period	$23,736	$137,823
Sales of foreign currency financial instruments	—	20,170
Purchases of foreign currency financial instruments	—	(138,522)
Proceeds from sales of investments	—	(1,961)
Net investment losses	787	4,903
Receipt of dividends, net of interest expense	219	518
Other	—	805
Balance of foreign currency financial instruments liability and related restricted cash, end of period (a)	$24,742	$23,736
(a) The financial instruments payable in foreign currencies are entered into with a counterparty and are considered Level 2 measurements. Carrying value approximates fair value.

HNH business units are subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. HNH has not used derivative instruments to manage this risk.

Commodity Contracts

HNH enters into commodity futures and forwards contracts on precious metals that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations. As of December 31, 2012, HNH had entered into forward and future contracts for gold with a total value of $400 and $1,500 for silver.

As of December 31, 2012, HNH had the following outstanding forward or future contracts with settlement dates ranging from January 2013 to March 2013:

Commodity	Amount
Silver	45,000 ounces
Gold	300 ounces

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Option Contracts

SPH acquired the stock of two companies in conjunction with its acquisition of the assets of SPII on July 15, 2009. Subsequently, in place of these holdings, SPH invested in buying calls and selling puts in these two companies to create similar risk/reward characteristics of a direct investment in the common stock of the two companies. As of December 31, 2012 and December 31, 2011 there are no call or put options outstanding. During 2011, the option contracts were exchange traded in active markets and the Company estimated the fair value of the options through the use of quoted prices obtained on internationally recognized exchanges.

Information is summarized below for the option contracts for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Proceeds from sales	$18,099	$23,751
Realized gains (losses):
Gross gains from sales	$2,580	$4,081
Gross losses from sales	(27,031)	(8,354)
Net realized investment gain	(24,451)	(4,273)
Unrealized gains (losses):
Change in unrealized gains	1,982	8,441
Change in unrealized losses	(2,202)	(1,480)
Net unrealized investment gains (loss)	(220)	6,961
Net investment loss	$(24,671)	$2,688

Securities Sold, Not Yet Purchased

There are no amounts outstanding at December 31, 2012 and 2011 for securities sold, not yet purchased. For risk management purposes during the year ended December 31, 2011, the Company sold securities short in order to economically hedge the risk of a decline in the stock market. Securities sold, not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as the Company’s ultimate obligation to satisfy the sale of securities sold, not yet purchased, at fair value may exceed the amount recognized in the consolidated balance sheet. The securities sold, not yet purchased were exchange traded in active markets and the Company estimated the fair value of the securities through the use of quoted prices obtained on internationally recognized exchanges.

Information is summarized below for securities sold, not yet purchased for the twelve months ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Proceeds from sales	$20,045	$200,888
Realized gains (losses):
Gross gains from sales	$14	$1,155
Gross losses from sales	(1,422)	(4,902)
Net realized investment loss	(1,408)	(3,747)
Unrealized gains (losses):
Change in unrealized gains	—	—
Change in unrealized losses	—	—
Net unrealized investment gain	—	—
Net investment loss	$(1,408)	$(3,747)

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Subordinated Notes

HNH’s 10% Subordinated secured notes due 2017 ("the Subordinated Notes") have embedded call premiums and warrants associated with them. The Company has treated the fair value of these features together as both a discount and a derivative liability at inception of the loan agreement, valued at $2,634. The discount is being amortized over the life of the notes as an adjustment to interest expense, and the derivative liability is marked to market at each balance sheet date. As of December 31, 2012 and 2011, mark to market adjustments of $831 and $839 were recorded as unrealized gains on derivatives. The fair value of the derivative asset (liability) was $184 and $(694), respectively. The Subordinated Notes and embedded call premiums and warrants in the SPH consolidated financial statements and in the footnotes are presented net of intercompany amounts eliminated in consolidation.

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets:

		December 31,
Derivative	Balance Sheet Location	2012	2011
Foreign currency financial instruments (a)	Financial instruments	$24,742	$23,736
Commodity contracts (a)	Other current assets	$(127)	$—
Commodity contracts (a)	Other current liabilities	$27	$229
Derivative features of subordinated notes (a)	Long-term debt	$(184)	$694
(a) Carrying amount equals fair value.

Effect of derivative instruments on the Consolidated Statements of Operations:

		Year Ended December 31,
		2012	2011	2010
Derivative	Statement of Operations Location	Gain (loss)	Gain (loss)	Gain (loss)
Foreign currency financial instruments	Net investment gains (losses)	$(787)	$(4,903)	$(14,099)
Commodity contracts	Realized and unrealized (gain) loss on derivatives	522	(1,236)	(4,932)
Call options	Net investment gains (losses)	—	(8,539)	(4,974)
Put options	Net investment gains (losses)	—	(16,131)	7,662
Securities sold, not yet purchased	Net investment gains (losses)	—	(1,408)	(3,747)
Derivative features of subordinated notes	Realized and unrealized (gain) loss on derivatives	831	839	(232)
Total derivatives		$566	$(31,378)	$(20,322)

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

At December 31, 2012 and 2011, WebBank’s undisbursed loan commitments totaled $155,378 and $113,350, respectively. Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. WebBank’s commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by WebBank upon extension of credit is based on management’s credit evaluation of the borrower.

WebBank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. WebBank uses the same credit policy in making commitments and conditional obligations as it does for on-balance sheet instruments.

WebBank also estimates an allowance for potential losses on off-balance sheet contingent credit exposure. WebBank determines an allowance for this contingent credit exposure based on historical experience and portfolio analysis. The allowance was $740 and $1,696 at December 31, 2012 and 2011, respectively, and is included within Other current liabilities in the consolidated balance sheets. Increases or decreases in the allowance are included in Selling, general and administrative expenses in the consolidated statements of operations. The amount included in Selling, general and administrative expenses for credit losses on off-balance sheet contingent credit exposure was a benefit of $440 and $22 for the years ended December 31, 2012 and 2011, respectively and an expense of $775 for year December 31, 2010.

8. TRADE, OTHER AND LOANS RECEIVABLE

Trade and Other Receivables

	December 31, 2012	December 31, 2011
Trade accounts receivable, net of allowance for doubtful accounts of $2,264 in 2012 and $2,286 in 2011	$85,463	$80,533
Other receivables	2,194	5,252
Total	$87,657	$85,785

Loans Receivable

Major classification of WebBank’s loans receivable at December 31, 2012 and 2011 are as follows:

	Total				Current		Non-current
	December 31, 2012%		December 31, 2011%		December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Real estate loans:
Commercial - owner occupied	$6,724	10%	$8,340	19%	$198	$302	$6,526	$8,038
Commercial – other	318	—%	300	—%	9	9	309	291
Total real estate loans	7,042	10%	8,640	19%	207	311	6,835	8,329
Commercial and industrial	9,832	15%	4,344	10%	451	3,731	9,381	613
Loans held for sale	51,505	75%	31,363	71%	51,505	31,363	—	—
Total loans	68,379	100%	44,347	100%	52,163	35,405	16,216	8,942
Less:
Deferred fees and discounts	21		(56)		21	(56)	—	—
Allowance for loan losses	(285)		(529)		(285)	(529)	—	—
Total loans receivable, net (a)	$68,115		$43,762		$51,899	$34,820	$16,216	$8,942
(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, net was $71,111 and $44,031 at December 31, 2012 and 2011, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

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

Changes in the allowance for loan and lease losses are summarized as follows:

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Unallocated	Total
Beginning balance - December 31, 2011	$347	$46	$136	$—	$529
Charge-offs	1	—	—	—	1
Recoveries	46	44	80	—	170
Provision	(207)	(56)	(152)	—	(415)
Ending Balance – December 31, 2012	$187	$34	$64	$—	$285

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows at December 31, 2012:

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	187	34	64	285
Total	$187	$34	$64	$285
Outstanding Loan balances:
Individually evaluated for impairment (1)	$2,728	$—	$186	$2,914
Collectively evaluated for impairment	3,996	318	9,646	13,960
Total	$6,724	$318	$9,832	$16,874

(1) $2,328 is guaranteed by the USDA or SBA.

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

Closed-end loans with payments scheduled monthly are reported as past due when the borrower is in arrears for two or more monthly payments. Similarly, open-end credit such as charge-card plans and other revolving credit plans are reported as past due when the minimum payment has not been made for two or more billing cycles. Other multipayment obligations (i.e., quarterly, semiannual, etc.), single payment, and demand notes are reported as past due when either principal or interest is due and unpaid for a period of 30 days or more. Loans past due 90 days or more and still accruing interest were $2,581 and $0 at December 31, 2012 and 2011, respectively.

Nonaccrual loans are summarized as follows:

	December 31, 2012	December 31, 2011
Real Estate Loans:
Commercial - Owner Occupied	$147	$914
Total Real Estate Loans	147	914
Commercial and Industrial	94	97
Total Loans	$241	$1,011

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Past due loans (accruing and nonaccruing) are summarized as follows at December 31, 2012:

	Current	30-89 days past due	90+ days past due	Total past due (2)	Total loans	Recorded investment in accruing loans 90+ days past due (3)	Nonaccrual loans that are current (1)
Real Estate Loans:
Commercial - Owner Occupied	$3,996	$—	$2,728	$2,728	$6,724	$2,581	$—
Commercial - Other	318	—	—	—	318	—	—
Total Real Estate Loans	4,314	—	2,728	2,728	7,042	2,581	—
Commercial and Industrial	9,738	—	94	94	9,832	—	—
Total Loans	$14,052	$—	$2,822	$2,822	$16,874	$2,581	$—

(1) Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

(2) $2,317 is guaranteed by the USDA or SBA.

(3) $2,126 is guaranteed by the USDA or SBA.

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

•	Substandard: A substandard receivable has a developing or currently minor weakness or weaknesses that could result in loss or default if deficiencies are not corrected or adverse conditions arise.

•	Doubtful: A doubtful receivable has an existing weakness or weaknesses that have developed into a serious risk of significant loss or default with regard to a material term of the financing agreement.

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows at December 31, 2012:

	Pass	Special Mention	Sub- standard (1)	Doubtful	Total loans
Real Estate Loans:
Construction	$—	$—	$—	$—	$—
Commercial - Owner Occupied	3,947	48	2,729	—	6,724
Commercial - Other	318	—	—	—	318
Total Real Estate Loans	4,265	48	2,729	—	7,042
Commercial and Industrial	9,646	—	186	—	9,832
Total Loans	$13,911	$48	$2,915	$—	$16,874

(1) $2,328 is guaranteed by the USDA or SBA.

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

Information on impaired loans is summarized as follows at December 31, 2012:

		Recorded investment
	Unpaid principle balance	with no allowance	with allowance	Total recorded investment (1)	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$2,981	$2,729	$—	$2,729	$—	$3,199
Total Real Estate Loans	2,981	2,729	—	2,729	—	3,199
Commercial and Industrial	542	169	17	186	—	198
Total Loans	$3,523	$2,898	$17	$2,915	$—	$3,397

(1) $2,328 is guaranteed by the USDA or SBA.

9. INVENTORIES

A summary of inventories is as follows:

	December 31, 2012	December 31, 2011
Finished products	$20,382	$18,742
In – process	9,513	8,351
Raw materials	16,507	16,641
Fine and fabricated precious metal in various stages of completion	9,599	8,658
	56,001	52,392
Inventory reserve	(2,846)	(2,203)
	$53,155	$50,189

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, HNH purchases, maintains and utilizes precious metal inventory. HNH records its precious metal inventory at LIFO cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold. The market value of the precious metal inventory exceeded LIFO cost by $2,846 and $2,203 as of December 31, 2012 and 2011, respectively.

Certain customers and suppliers of HNH choose to do business on a “toll” basis, and furnish precious metal to HNH for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet. As of December 31, 2012, HNH’s customer metal consisted of 208,433 ounces of silver, 541

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

ounces of gold, and 1,399 ounces of palladium. As of December 31, 2011, HNH’s customer metal consisted of 240,568 ounces of silver, 609 ounces of gold, and 1,396 ounces of palladium.

	December 31, 2012	December 31, 2011
Supplemental inventory information:
Precious metals stated at LIFO cost	$5,460	$4,447
Market value per ounce:
Silver	30.20	27.95
Gold	1,675.40	1,565.80
Palladium	702.85	655.40

10. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	December 31, 2012	December 31, 2011
Land	$10,221	$7,718
Buildings and improvements	54,111	36,124
Machinery, equipment and other	154,530	91,315
Construction in progress	10,059	10,620
	228,921	145,777
Accumulated depreciation and amortization	(42,763)	(23,858)
Net property, plant and equipment	$186,158	$121,919

Depreciation expense was $18,728, $14,608 and $9,581 for the twelve months ended December 31, 2012, 2011 and 2010, respectively.

11. GOODWILL AND OTHER INTANGIBLES

A reconciliation of the change in the carrying value of goodwill is as follows:

	December 31, 2012	December 31, 2011
Balance at beginning of year	$36,756	$10,171
BNS sale of SWH to Steel Excel	(24,836)	—
Acquisition of Steel Excel	48,468	—
Acquisition of Hickman	3,267	—
Other acquisitions	154	—
Impairment	(192)	—
Acquisition of SWH	—	24,836
Acquisition of Tiger Claw	—	1,753
Currency translation adjustment	5	(4)
Balance at end of year	$63,622	$36,756

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

A summary of intangible assets other than goodwill is summarized as follows:

	December 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product and customer relationships	$106,876	$15,242	$93,110	$8,276
Trademarks	24,630	2,145	23,260	850
Patents and technology	19,025	4,063	18,702	2,421
Other	2,446	1,182	892	912
	$152,977	$22,632	$135,964	$12,459

Trademarks with indefinite lives as of December 31, 2012 and 2011 were $8,020 and $13,010. In 2012 the Company changed the classification of $4,990 of indefinite life trademarks to trademarks with a life of 5 years. The change resulted from new information obtained during the purchase price valuation analysis for the Company's acquisition of Steel Excel. As a result, the Company recorded additional amortization in 2012 of approximately $582 pre-tax and $361 after tax in Selling general and administrative expenses and Net income from continuing operations, respectively.

Amortization expense related to intangible assets was $10,234, $7,802 and $4,055 for the twelve months ended December 31, 2012, 2011 and 2010, respectively. The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Products and
	Customer		Patents and
	Relationships	Trademarks	Technology	Other
2013	$7,530	$1,732	$1,636	$169
2014	6,914	1,637	1,636	163
2015	6,466	1,627	1,636	163
2016	5,972	1,618	1,636	45
2017	6,137	941	1,636	35
Thereafter	58,614	14,931	6,782	689
Total	$91,633	$22,486	$14,962	$1,264

12. BANK DEPOSITS

A summary of WebBank deposits is as follows:

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

	December 31, 2012	December 31, 2011
Time deposits year of maturity:
2012	$—	$28,017
2013	25,838	22,866
2014	9,094	18,514
2015	14,264	15,209
2016	11,507	—
Total time deposits	60,703	84,606
Money market deposits	17,906	10,276
Total deposits (a)	$78,609	$94,882
Current	$43,744	$38,293
Long-term	34,865	56,589
Total deposits	$78,609	$94,882

Time deposit accounts under $100	$53,897	$70,800
Time deposit accounts $100 and over	6,806	13,806
Total time deposits	$60,703	$84,606
(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of Deposits was $104,707 and $97,082 at December 31, 2012 and 2011, respectively.

13. RELATED PARTY TRANSACTIONS

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

The amount of the Deferred Fee Liability was indexed to the value of SPH. The deferred fee was a fair value liability and increased or decreased quarterly by the same percentage as the increase or decrease in the index. The Deferred Fee Liability increased $11,448, decreased $6,107, and increased $6,268 for the twelve months ended December 31, 2012 , 2011 and 2010, respectively. These amounts are reported in the consolidated statements of operations as (Decrease) increase in deferred fee liability to related party. The fair value of the Deferred Fee Liability was $0 and $58,747 as of December 31, 2012 and 2011, respectively.

On April 11, 2012 (the "Termination Date"), the Company and the Investment Manager terminated the Investor Services Agreement, dated as of July 15, 2009, by mutual consent.  Instead of receiving the deferred fee in cash, the Investment Manager elected for the total amount to be paid in common units of the Company. For additional information see Note 16 - "Capital and Accumulated Other Comprehensive Loss."

Management Agreement

Until December 31, 2011, SPLLC was the manager of SPH. Effective January 1, 2012, SPLLC assigned its interest in the management agreement to SPGS, formerly an affiliate of SPLLC.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

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

SPH will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPH or SPH GP as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPH. For the twelve months ended December 31, 2012, 2011 and 2010, the Manager earned a Management Fee of $7,412, $8,119 and $7,531, respectively. Unpaid amounts for management fees included in Payable to related parties were $2,097 and $2,205 at December 31, 2012 and 2011, respectively. The Manager incurred $1,179, $2,833 and $2,209 of reimbursable expenses during the twelve months ended December 31, 2012, 2011 and 2010, respectively, in connection with its provision of services under the Management Agreement. Unpaid amounts for reimbursable expenses were $573 and $1,488 at December 31, 2012 and 2011, respectively, and are included in Payable to related parties.

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
Investment Manager

Effective as of July 15, 2009, SPH entered into an investor services agreement (the “Investor Services Agreement”)
with the Investment Manager. Pursuant to the Investor Services Agreement, the Investment Manager performs certain investor relations services on SPH’s behalf and SPH pays the Investment Manager a fee in an amount of $50 per year (the “Investor Services Fee”). The Management Fee payable to the Manager pursuant to the Management Agreement is offset and reduced on each payment date by the amount of the Investor Services Fee payable to the Investment Manager under the Investor Services Agreement. In addition, SPH bears (or reimburses the Investment Manager with respect to) all reasonable costs and expenses of SPH GP, and the Investment Manager, or their affiliates relating to the investor relations services performed for SPH, including but not limited to all expenses actually incurred by the Investment Manager that are reasonably necessary for the performance by the Investment Manager of its duties and functions under the Investor Services Agreement. The Investment Manager earned an Investor Services Fee of $13, $50 and $50 for the twelve months ended December 31, 2012, 2011 and 2010, respectively. Unpaid amounts for the Investor Services Fee are included in Payable to related parties and were $0 and $12 at December 31, 2012 and 2011, respectively. On April 11, 2012, the Company and the Investment Manager terminated the Investor Services Agreement by mutual consent - See "Deferred Fee Liability to Related Party" section above.

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
On January 1, 2012, SPH Services, a new subsidiary of SPH, was created to consolidate the executive and corporate functions of SPH and certain of its affiliates, including SP Corporate and SPLLC, and to provide such services to other portfolio companies.  SPH Services acquired the membership interests of SP Corporate and SPLLC from Steel Partners, Ltd.,

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

an affiliate of the Manager.  As a result, services provided to SPH and its subsidiaries for the twelve months ended December 31, 2012 are eliminated in consolidation. Additional details regarding the services provided by SP Corporate are as follows:

•
Pursuant to a services agreement (the “Services Agreement”) with SP Corporate, SP Corporate provides SPH with certain management, consulting, advisory services, accounting, investor relations, compliance and other services related to the operation of SPH. The fee to be paid is agreed upon by the parties from time to time. For the twelve months ended December 31, 2011 and 2010, SP Corporate earned $1,038 and $1,768, respectively. Unpaid amounts under the Services Agreement are included in Payable to related parties and were $181 at December 31, 2011.

•
On March 10, 2011 and January 24, 2011, a special committee of the Board of Directors of HNH, composed entirely of independent directors, approved a management and services fee to be paid to SP Corporate in the amount of $1,740 for services to be performed in 2011 and $1,950 for services performed in 2010. This fee was the only consideration paid for the services of the five directors who are associated with the Manager for their service on the Board of Directors of HNH and as the Chairman of the Board, the Vice Chairman and Chief Executive Officer, and the Vice President of HNH, as well as other assistance from SP Corporate and its affiliates. The services provided included management and advisory services with respect to operations, strategic planning, finance and accounting, sale and acquisition activities and other aspects of the businesses of HNH. For the twelve months ended December 31, 2011 and 2010, HNH incurred $1,740 and $1,950, respectively, under the management and services fee. Unpaid amounts under the management and services fee are included in Payable to related parties and were $435 at December 31, 2011.

•
On March 9, 2010, WebBank and SP Corporate entered into a servicing agreement. SP Corporate receives $63 quarterly and provides certain services to WebBank. The agreement is effective January 1, 2010, continues for three years and automatically renews for successive one-year terms unless terminated in accordance with the agreement. For both the twelve months ended December 31, 2011 and 2010, WebBank incurred $250 under the servicing agreement. There were no unpaid amounts at December 31, 2011.

•
Effective July 1, 2007, BNS contracted with SP Corporate to provide BNS with financial management and administrative services, including the services of a chief financial officer and corporate secretary. Under the terms of an amended and restated services agreement effective as of May 12, 2010, SP Corporate receives $42 monthly for the provision of officers, financial management and administrative services. BNS incurred $1,083 (includes $500 for assistance provided to BNS related to a financing arrangement) for the period November 1, 2010 through December 31, 2011 (as discussed in Note 1 – “Basis of Presentation”, BNS changed its fiscal year to a calendar year and the twelve months ended September 30, 2011 includes two additional months of statement of operations activity). BNS incurred $385 for the period November 1, 2009 through October 31, 2010 (its fiscal year). There were no unpaid amounts at December 31, 2011.

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

In addition to its servicing agreements with SPH and its consolidated subsidiaries, SP Corporate has management services agreements with other companies, including CoSine, NOVT, Ore Holdings, Inc., and Fox & Hound. For the twelve months ended December 31, 2012, SP Corporate charged $1,255 to these companies, as well as Steel Excel for the period prior to it becoming a majority-owned consolidated subsidiary. SP Corporate also has management services agreements with J. Howard Inc. and Steel Partners, Ltd., in which officers of SPH have ownership interests.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

SPII Liquidating Trust

SPH holds interests in the SPII Liquidating Trust, an entity that holds certain investments which it acquired in connection with the Exchange Transaction, which the Manager and its affiliate serve as the manager and liquidating trustee, respectively, without compensation other than reimbursement for out-of-pocket expenses. SPH’s interest in the SPII Liquidating Trust was $11,263 and $42,653 at December 31, 2012 and 2011, respectively, which is included in Other investments at fair value - related party on the consolidated balance sheet. See Note 5 - "Investments" for additional information.

The SPII Liquidating Trust has an investment in SPJSF and SPCA. At December 31, 2012, SPH’s interest in the SPII Liquidating Trust related to SPJSF and SPCA was $3,890 and $6,016, respectively. At December 31, 2011, SPH’s interest in the SPII Liquidating Trust related to SPJSF and SPCA was $3,496 and $9,552, respectively. For the twelve months ended December 31, 2012, SPH recorded unrealized gains of $394 on SPJSF and $489 on SPCA. For the twelve months ended December 31, 2011, SPH recorded an unrealized losses of $4,330 on SPJSF and $2,027 on SPCA. For the twelve months ended December 31, 2010, SPH recorded an unrealized loss of $2,479 on SPJSF and an unrealized loss of $293 on SPCA, SPH has no obligation to make any capital contributions to the SPII Liquidating Trust.

Mutual Securities

Pursuant to the Management Agreement, the Manager was responsible for selecting executing brokers. Securities transactions for SPH are allocated to brokers on the basis of reliability and best price and execution. The Manager has selected Mutual Securities as an introducing broker and may direct a substantial portion of the managed entities’ trades to such firm among others. An officer of the Manager and SPH GP is affiliated with Mutual Securities. The Manager only uses Mutual Securities when such use would not compromise the Manager’s obligation to seek best price and execution. SPH has the right to pay commissions to Mutual Securities, which are higher than those that can be obtained elsewhere, provided that the Manager believes that the rates paid are competitive institutional rates. Mutual Securities also served as an introducing broker for SPH’s trades. The Commissions paid by SPH to Mutual securities were approximately $239, $1,105 and $1,006 for the twelve months ended December 31, 2012, 2011 and 2010, respectively. Such commissions are included in the net investment gains (losses) in the consolidated statements of operations. The portion of the commission paid to Mutual Securities ultimately received by such officer is net of clearing and other charges.

Other

On March 31, 2012, Steel Partners, Ltd. assigned its rights, obligations and title to its New York City office lease to SPH Services. In connection with the assignment, Steel Partners, Ltd. agreed to remit $3,286 to SPH Services, subject to adjustment, which represents the present value of the lease payment obligations over the fair value of the leased facilities. In addition, for a total consideration of $1,203, Steel Partners, Ltd. sold to SPH Services the fixed assets held by it relating to the New York City location, which includes furniture, equipment and leasehold improvements. This amount is included in payable to related parties as of December 31, 2012. The Company agreed to reimburse Steel Partners, Ltd. $254 for occupancy costs for the three months ended March 31, 2012. This amount was paid to Steel Partners, Ltd in the third quarter of 2012.
SPH has an arrangement whereby it holds an asset on behalf of a related party in which it has an investment. The asset had a fair value of $30,172 and $47,605 at December 31, 2012 and 2011, respectively. Under the terms of this arrangement, the related party is the sole beneficiary and SPH does not have an economic interest in the asset and SPH has no capital at risk with respect to such asset, other than indirectly through its indirect investment in such related party. No amounts related to this arrangement are recorded on the Consolidated balance sheet. For the twelve months ended December 31, 2012 and 2011, SPH was indirectly compensated for providing this arrangement by the payment of a fee. The fees were not material.

The Company’s non-management directors receive an annual retainer of $150, of which $75 is paid in cash and $75 is paid in restricted common units of SPH. The restricted units vest over a three year period. These directors are also paid fees of $1 for each board committee meeting attended. The chairmen of the Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee are paid an additional fee of $15, $5 and $5 annually, respectively. For the twelve months ended December 31, 2012, 2011 and 2010 non-management directors’ fees expensed were $570, $437 and $560, respectively. Unpaid non-management directors’ fees are included in Payable to related parties and were $44 and $437 at December 31, 2012 and 2011, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

At December 31, 2012, several related parties and consolidated subsidiaries had deposits totaling $27,559 in WebBank. These deposits earned $146 in interest through December 31, 2012. Deposits of $25,537 and interest of $112 has been eliminated in consolidation. At December 31, 2011, several related parties and consolidated subsidiaries had deposits totaling $3,578 in WebBank. These deposits earned $9 in interest through December 31, 2011. Deposits of $1,069 and interest of $0 has been eliminated in consolidation.

SPH has an estimated liability of $116 as of December 31, 2012 and 2011 included in other current liabilities which, pursuant to the Amended Exchange Agreement, is indemnified by Steel Partners II (Onshore) LP (“SPII Onshore”). As a result, the Company recorded an amount receivable from SPII Onshore reported as Receivable from related parties in the consolidated balance sheet.

Prior to January 1, 2012, HNH provided certain accounting services to SPH. For the twelve months ended December 31, 2011 and 2010, SPH incurred $1,308 and $550 (of which $502 is eliminated in consolidation for the period after May 7, 2010), respectively, for these accounting services. Expenses and the unpaid amounts for accounting services for the twelve months ended December 31, 2011 are eliminated in consolidation.

14. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following:

	December 31, 2012	December 31, 2011
Short term debt:
First Lien Revolver	$—	$23,850
Foreign	778	318
3/4% Convertible Senior Subordinated Notes	346	—
Total short-term debt	1,124	24,168
Long-term debt - non related party:
Senior Term Loans	115,000	—
First Lien Term Loans	15,340	36,518
Second Lien Term Loans	—	75,000
10% Subordinated Notes, net of unamortized discount	9,049	18,559
Other debt - domestic	8,597	7,034
Foreign loan facilities	4,713	2,000
Total debt to non related party	152,699	139,111
Less portion due within one year	13,025	8,531
Long-term debt to non related party	139,674	130,580
Long-term debt - related party:
10% Subordinated Notes, net of unamortized discount	391	375
Total long-term debt	140,065	130,955
Total debt	$154,214	$163,654
Capital lease facility
Current portion of capital lease	$1,039	$817
Long-term portion of capital lease	1,645	2,183
	$2,684	$3,000

The outstanding debt at December 31, 2012 and 2011 relates to HNH, Steel Excel and DGT. The above debt is collateralized by priority liens on substantially all of the assets of the indebted subsidiaries, which approximates $486,567 as of December 31, 2012.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Long-term debt and capital lease obligations as of December 31, 2012 matures in each of the next five years as follows:

	Total	2013	2014	2015	2016	2017	Thereafter

Long-term debt - non - related parties	$152,699	$13,025	$21,874	$30,765	$18,936	$68,099	$—
Long term debt - related party	391	—	—	—	—	391	—
Total	$153,090	$13,025	$21,874	$30,765	$18,936	$68,490	$—
Capital lease facility	$2,684	$1,039	$1,048	$463	$134	$—	$—

HNH Debt

Senior Credit Facility

On November 8, 2012, Handy & Harman Group Ltd. ("H&H Group"), a wholly owned subsidiary of HNH, entered into a $205,000 senior secured credit facility, consisting of a revolving credit facility ("Revolving Facility") in an aggregate principal amount not to exceed $90,000 and a term loan ("Senior Term Loan") in an aggregate principal amount of $115,000 (collectively, "Senior Credit Facility"). The credit facilities were used to refinance certain existing indebtedness as discussed below. The facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of H&H Group. Borrowings under the facility bear interest, at H&H Group's option, at a rate based on LIBOR or the Base Rate, as defined, plus an applicable margin, as set forth in the loan agreement (3.00% and 2.00%, respectively, for LIBOR and Base Rate borrowings at December 31, 2012). The Revolving Facility provides for a commitment fee to be paid on unused borrowings, and usage under the revolving credit facility is governed by a defined Borrowing Base. The revolving facility also includes provisions for the issuance of letters of credit up to $15,000 with any such issuances reducing availability under the Revolving Facility. The term loan requires quarterly principal payments of $2,200, $3,600 $4,300, $4,300 and $4,300 in years 1 to 5 of the agreement, respectively. The facility will expire, with remaining outstanding balances due and payable, on June 15, 2017; provided, the maturity date shall be extended to 5 years following the closing date of the Senior Credit Facility if the Subordinated Notes discussed below are repaid, repurchased, retired, or refinanced, or if the maturity date of the Subordinated Notes is extended, in accordance with the terms of the agreement. The facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level.

At December 31, 2012, no borrowings were outstanding under the Revolving Facility, and letters of credit totaling $3,800 had been issued. $2,800 of the letters of credit guarantee various insurance activities, and $1,000 are for environmental and other matters. Remaining excess availability under the Borrowing Base totaled $60,300 at December 31, 2012. The weighted average interest rate on the Senior Term Loan was 3.21% at December 31, 2012, and HNH was in compliance with all debt covenants at December 31, 2012.

The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). H&H Group has an option to increase the senior revolving credit facility in an amount not to exceed $50,000, provided no current lender shall be obligated to increase its revolving credit commitment and any new lender shall be subject to approval by the administrative agent for the Senior Credit Facility.

In connection with the Senior Credit Facility, H&H Group entered into an interest rate swap agreement in February 2013 to reduce its exposure to interest rate fluctuations. Under the interest rate swap, HNH receives one-month LIBOR in exchange for a fixed interest rate of 0.569% over the life of the agreement on an initial $56,400 notional amount of debt, with the notional amount decreasing by $1,100, $1,800 and $2,200 per quarter in 2013, 2014 and 2015, respectively. The agreement expires in February 2016.

First Lien Facility

On October 15, 2010, H&H Group, together with certain of its subsidiaries, entered into an Amended and Restated Loan and Security Agreement (the "First Lien Facility"), which provided for a $21,000 senior term loan (the "First Lien Term Loan")

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

and established a revolving credit facility ("First Lien Revolver") with borrowing availability of up to a maximum aggregate principal amount equal to $110,000 less the outstanding aggregate principal amount of the First Lien Term Loan, dependent on the levels of and collateralized by eligible accounts receivable and inventory. Principal payments of the First Lien Term Loan were due in equal monthly installments of approximately $350. The amounts outstanding under the First Lien Facility bore interest at LIBOR plus applicable margins of between 2.25% and 3.50%, or at the U.S. base rate (the prime rate) plus 0.25% to 1.50%. The applicable margins for the First Lien Revolver and the First Lien Term Loan were dependent on H&H Group's Quarterly Average Excess Availability for the prior quarter, as that term was defined in the agreement. All obligations outstanding under the First Lien Facility were settled with proceeds from the issuance of the Senior Credit Facility.

Second Lien Term Loans

The Amended and Restated Loan and Security Agreement with Ableco L.L.C. ("Ableco Facility") provided for three loans at a maximum value of $25,000 per loan ("Second Lien Term Loans"). The first and second Second Lien Term Loans bore interest at the U.S. base rate (the prime rate) plus 4.50% or LIBOR (or, if greater, 1.50%) plus 6.00%. The third Second Lien Term Loan bore interest at the U.S. base rate (the prime rate) plus 7.50% or LIBOR (or, if greater, 1.75%) plus 9.00%. All obligations outstanding under the Ableco Facility were settled with proceeds from the issuance of the Senior Credit Facility.

Subordinated Notes

On October 15, 2010, H&H Group refinanced the prior indebtedness of H&H and Bairnco to the SPII Liquidating Series Trusts (Series A and Series E)("Steel Trusts"), each constituting a separate series of the SPII Liquidating Trust as successor-in-interest to SPII. In accordance with the terms of an exchange agreement entered into on October 15, 2010 by and among H&H Group, certain of its subsidiaries and the Steel Trusts, H&H Group made an approximately $6,000 cash payment in partial satisfaction of prior indebtedness to the Steel Trusts and exchanged the remainder of such prior obligations for units consisting of (a) $72,900 aggregate principal amount of 10% subordinated secured notes due 2017 ("Subordinated Notes") issued by H&H Group pursuant to an Indenture, dated as of October 15, 2010 (as amended and restated effective December 13, 2010)("Indenture"), by and among H&H Group, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, and (b) warrants, exercisable beginning October 15, 2013, to purchase an aggregate of 1,500,806 shares of the Company's common stock, with an exercise price of $11.00 per share ("Warrants"). The Subordinated Notes and Warrants may not be transferred separately until October 15, 2013.

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

The Subordinated Notes have embedded call premiums and warrants associated with them, as described above. HNH has treated the fair value of these features together as both a discount and a derivative liability at inception of the loan agreement, valued at $4,700. The discount is being amortized over the life of the notes as an adjustment to interest expense, and the derivative is marked to market at each balance sheet date.

The Subordinated Notes contain customary affirmative and negative covenants, certain of which only apply in the event that the Senior Credit Facility and any refinancing indebtednesses with respect thereto is repaid in full, and events of default. HNH is in compliance with all of the debt covenants at December 31, 2012.

In connection with the issuance of the Subordinated Notes and Warrants, HNH and H&H Group also entered into a

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Registration Rights Agreement dated as of October 15, 2010 (" Registration Rights Agreement") with the Steel Trusts. Pursuant to the Registration Rights Agreement, HNH agreed to file with the Securities and Exchange Commission ("SEC") and use its reasonable best efforts to cause to become effective a registration statement under the Securities Act of 1933, as amended ("Securities Act"), with respect to the resale of the Warrants and the shares of common stock of HNH issuable upon exercise of the Warrants. H&H Group also agreed, upon receipt of a request by holders of a majority in aggregate principal amount of the Subordinated Notes, to file with the SEC and use its reasonable best efforts to cause to become effective a registration statement under the Securities Act with respect to the resale of the Subordinated Notes.

On October 14, 2011, H&H Group redeemed $25,000 principal amount of its outstanding Subordinated Notes on a pro-rata basis among all holders thereof at a redemption price of 102.8%of the principal amount and accrued but unpaid payment-in-kind-interest thereof, plus accrued and unpaid cash interest. Until October 15, 2013, the Subordinated Notes are not detachable from the Warrants that were issued with the Subordinated Notes as units. Accordingly, a pro-rata portion of Warrants were also redeemed on October 14, 2011, as well as in subsequent redemptions. During 2011, HNH redeemed a total of approximately $35,100 of Subordinated Notes, including the October redemption. In 2012, H&H Group repurchased an aggregate $10,800 of Subordinated Notes, plus accrued interest. A (loss) gain of $(1,400) and $200 on repurchase of the Subordinated Notes is included in the consolidated income statements for the years ended December 31, 2012 and 2011, respectively.

Other Debt

A subsidiary of H&H has two mortgage agreements, each collateralized by real property. The mortgage balance on the first facility was $6,800 and $7,000 at December 31, 2012 and 2011, respectively. The mortgage bears interest at LIBOR plus a margin of 2.7%, or2.91% at December 31, 2012, and matures in 2015. On August 27, 2012, this subsidiary entered into a new $1,800 mortgage agreement on a second facility. The mortgage balance was $1,800 at December 31, 2012. The mortgage bears interest at LIBOR plus a margin of 2.7%, or 2.91% at December 31, 2012, and matures in 2017.

The foreign loans include a $2,000 borrowing by one of HNH's Chinese subsidiaries at both December 31, 2012 and 2011, which is collateralized by a mortgage on its facility. The interest rate on the foreign loan was 5.57% at December 31, 2012.

    Sun Well Debt

Sun Well, a wholly owned operating subsidiary of Steel Excel, Inc. has a credit agreement with Wells Fargo Bank, National Association that includes a term loan of $20,000 and a revolving line of credit for up to $5,000. The loans are secured by the assets of Sun Well and bear interest, at the option of Sun Well, at LIBOR plus 3.5% or the greater of (a) the bank's prime rate, (b) the Federal Funds Rate plus 1.5%, or (c) the Daily One-Month LIBOR rate plus 1.5%% for base rate loans. Both options are subject to leverage ratio adjustments. The interest payments are made monthly. The term loan is repayable in $$1,000 quarterly principal installments from September 30, 2011 through June 30, 2015. Sun Well borrowed $20,000 on the term loan in July 2011 and has made $7,000 in scheduled principal payments through December 31, 2012. Borrowings under the revolving loan, which are determined based on eligible accounts receivable, mature on June 30, 2015. There are no borrowings under the revolving loan as of December 31, 2012.

Under the agreement, Sun Well is subject to certain financial covenants. As of December 31, 2012, Sun Well is in compliance with all such covenants.

15. PENSION BENEFIT PLANS

HNH maintains several qualified and non-qualified pension plans and other postretirement benefit plans. HNH’s significant pension, health care benefit and defined contribution plans are discussed below.  HNH’s other pension and post-retirement plans are not significant individually or in the aggregate.

Qualified Pension Plans

HNH sponsors a defined benefit pension plan, the WHX Pension Plan, covering many of H&H’s employees and certain employees of H&H’s former subsidiary, Wheeling-Pittsburgh Corporation (“WPC”).  The WHX Pension Plan was established in May 1998 as a result of the merger of the former H&H plans, which covered substantially all H&H employees, and the WPC plan.  The WPC plan, covering most USWA-represented employees of WPC, was created pursuant to a collective bargaining agreement ratified on August 12, 1997.  Prior to that date, benefits were provided through a defined contribution

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

plan, the Wheeling-Pittsburgh Steel Corporation Retirement Security Plan (“RSP Plan”).  The assets of the RSP Plan were merged into the WPC plan as of December 1, 1997.  Under the terms of the WHX Pension Plan, the benefit formula and provisions for the WPC and H&H participants continued as they were designed under each of the respective plans prior to the merger.

The qualified pension benefits under the WHX Pension Plan were frozen as of December 31, 2005 and April 30, 2006 for hourly and salaried non-bargaining participants, respectively, with the exception of a single operating unit. In 2011, the benefits were frozen for the remainder of the participants.

WPC employees ceased to be active participants in the WHX Pension Plan effective July 31, 2003, and as a result such employees no longer accrue benefits under the WHX Pension Plan.

Bairnco Corporation had several pension plans, which covered substantially all of its employees.  In 2006, Bairnco froze the Bairnco Corporation Retirement Plan and initiated employer contributions to its 401(k) plan.  On June 2, 2008, two Bairnco plans (Salaried and Kasco) were merged into the WHX Pension Plan. The remaining plan that has not been merged with the WHX Pension Plan covers certain employees at a facility located in Bear, Delaware (the “Bear Plan”), and the pension benefits under the Bear Plan have been frozen. Bairnco’s Canadian subsidiary provides retirement benefits for its employees through a defined contribution plan.  In addition, HNH’s European subsidiaries provide retirement benefits for employees consistent with local practices.  The foreign plans are not significant in the aggregate and therefore are not included in the following disclosures.

Pension benefits are based on years of service and the amount of compensation earned during the participants’ employment.  However, as noted above, the qualified pension benefits have been frozen for all participants. Pension benefits for the WPC bargained participants include both defined benefit and defined contribution features, since the plan includes the account balances from the RSP.  The gross benefit, before offsets, is calculated based on years of service and the benefit multiplier under the plan.  The net defined benefit pension plan benefit is the gross amount offset for the benefits payable from the RSP and benefits payable by the Pension Benefit Guaranty Corporation from previously terminated plans.  Individual employee accounts established under the RSP are maintained until retirement.  Upon retirement, participants who are eligible for the WHX Pension Plan and maintain RSP account balances will normally receive benefits from the WHX Pension Plan.  When these participants become eligible for benefits under the WHX Pension Plan, their vested balances in the RSP Plan becomes assets of the WHX Pension Plan.  Account balances held in trust in individual RSP Plan participants’ accounts were included on a net basis in the assets or liabilities of the plan prior to 2011.  Beginning in 2011, although these RSP assets cannot be used to fund any of the net benefit that is the basis for determining the defined benefit plan’s net benefit obligation at the end of the year, the HNH has included the amount of the RSP accounts at December 31, 2012 of $28,900 on a gross basis as both assets and liabilities of the plan as of December 31, 2012.

Certain current and retired employees of H&H are covered by postretirement medical benefit plans, which provide benefits for medical expenses and prescription drugs.  Contributions from a majority of the participants are required, and for those retirees and spouses, HNH’s payments are capped.  The measurement date for plan obligations is December 31. In 2010, benefits were discontinued under one of these postretirement medical plans, and as a result of the discontinuance of these benefits, HNH reduced its postretirement benefits expense by $700 in 2010.

The following table presents the components of pension expense and components of other post-retirement benefit (income) expense for the HNH benefit plans included the following:

	Pension Benefits			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Service cost	$—	$218	$138	$—	$—	$—
Interest cost	21,652	22,553	15,455	163	171	127
Expected return on plan assets	(27,007)	(27,246)	(19,315)	—	—	—
Amortization of actuarial loss	2,852	—	—	86	41	28
Curtailment/Settlement	—	—	—	—	—	(712)
Total	$(2,503)	$(4,475)	$(3,722)	$249	$212	$(557)

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Actuarial assumptions used to develop the components of defined benefit pension income and other postretirement expense/income were as follows:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Discount rates:
WHX Pension Plan	4.15%	4.95%	5.20%	N/A	N/A	N/A
Other postretirement benefit plans	N/A	N/A	N/A	4.20%	5.10%	5.50%
Bear Plan	4.55%	5.50%	6.05%	N/A	N/A	N/A
Expected return on assets	8.00%	8.00%	8.50%	N/A	N/A	N/A
Health care cost trend rate - initial	N/A	N/A	N/A	7.50%	7.50%	8.00%
Health care cost trend rate - ultimate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate reached	N/A	N/A	N/A	2022	2016	2016

The measurement date for plan obligations is December 31.  The discount rate is the rate at which the plans’ obligations could be effectively settled and is based on high quality bond yields as of the measurement date.

Summarized below is a reconciliation of the funded status for HNH’s qualified defined benefit pension plans and other post-retirement benefit plans:

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

	Pension Benefits		Other Postretirement Benefits
(in thousands)	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at January 1	$532,619	$472,526	$4,092	$3,454
Service cost	—	218	—	—
Interest cost	21,651	22,553	163	171
Actuarial loss	36,227	47,186	150	649
Participant contributions	—	—	9	17
Benefits paid	(36,058)	(33,920)	(206)	(199)
Inclusion of RSP	(6,983)	28,914	—	—
Transfers (to) from RSP	—	(4,858)	—	—
Benefit obligation at December 31	$547,456	$532,619	$4,208	$4,092
Change in plan assets:
Fair value of plan assets at January 1	$346,408	$359,543	$—	$—
Actual returns on plan assets	10,924	(16,619)	—	—
Participant contributions	—	—	9	17
Benefits paid	(36,058)	(33,920)	(206)	(199)
Company contributions	16,180	15,328	197	182
Inclusion of RSP	(6,983)	28,914	—	—
Transfers (to) from RSP	—	(6,838)	—	—
Fair value of plan assets at December 31	330,471	346,408	—	—
Funded status	$(216,985)	$(186,211)	$(4,208)	$(4,092)
Accumulated benefit obligation (ABO) for qualified
defined benefit pension plans :
ABO at January 1	$532,619	$472,526	$4,092	$3,454
ABO at December 31	547,456	532,619	4,208	4,092
Amounts Recognized in the Statement of Financial Position:
Current liability	$—	$—	$(211)	$(211)
Noncurrent liability	(216,985)	(186,211)	(3,997)	(3,881)
Total	$(216,985)	$(186,211)	$(4,208)	$(4,092)

The weighted average assumptions used in the valuations at December 31 were as follows:

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Discount rates:
WHX Pension Plan	3.50%	4.15%	N/A	N/A
Bear Plan	4.00%	4.55%	N/A	N/A
Other postretirement benefit plans	N/A	N/A	3.65%	4.20%
Health care cost trend rate - initial	N/A	N/A	7.25%	7.50%
Health care cost trend rate - ultimate	N/A	N/A	5.00%	5.00%
Year ultimate reached	N/A	N/A	2022	2022

The effect of a 1% increase (decrease) in health care cost trend rates on other-postretirement benefits obligations is $500 and $(400), respectively.

Pretax amounts included in “Accumulated other comprehensive loss” at December 31, 2012 and 2011 were as follows:

	Pension Benefits		Other Postretirement Benefits
(in thousands)	2012	2011	2012	2011
Net actuarial loss	$156,168	$106,710	$1,851	$1,787
Accumulated other comprehensive loss	$156,168	$106,710	$1,851	$1,787

The pretax amount of actuarial losses included in “Accumulated other comprehensive loss” at December 31, 2012 that is expected to be recognized in net periodic benefit cost in 2013 is $4,923

Other changes in plan assets and benefit obligations recognized in “Comprehensive loss” are as follows:

	Pension Benefits			Other Postretirement Benefits
(in thousands)	2012	2011	2010	2012	2011	2010
Curtailment/Settlement loss	$—	$—	—	$—	$—	$64
Current year actuarial loss	52,309	93,030	13,680	150	649	253
Amortization of actuarial loss	(2,852)	—	—	(86)	(41)	(28)
Total recognized in comprehensive loss	$49,457	$93,030	$13,680	$64	$608	$289

The actuarial losses occurred principally because the investment returns on the assets of the WHX Pension Plan have been lower than the actuarial assumptions.

Benefit obligations were in excess of plan assets for all pension plans at both December 31, 2012 and 2011. The accumulated benefit obligation for all defined benefit pension plans was approximately $547,456 and $532,619 at December 31, 2012 and 2011, respectively. Additional information for plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits		Other Postretirement Benefits
(in thousands)	2012	2011	2012	2011
Projected benefit obligation	$547,456	$532,619	$4,208	$4,092
Accumulated benefit obligation	547,456	532,619	4,208	4,092
Fair value of plan assets	330,471	346,408	—	—

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

In determining the expected long-term rate of return on assets, HNH evaluated input from various investment professionals.  In addition, HNH considered its historical compound returns as well as HNH’s forward-looking expectations. HNH determines its actuarial assumptions for its pension and postretirement plans on December 31 of each year to calculate liability information as of that date and pension and postretirement expense for the following year.  The discount rate assumption is derived from the rate of return on high-quality bonds as of December 31 of each year.

HNH’s investment policy is to maximize the total rate of return with a view to long-term funding objectives of the pension plan to ensure that funds are available to meet benefit obligations when due.  Pension plan assets are diversified to the extent necessary to minimize risk and to achieve an optimal balance between risk and return.  There are no target allocations.  The WHX Pension Plan’s assets are diversified as to type of assets, investment strategies employed and number of investment managers used.  Investments may include equities, fixed income, cash equivalents, convertible securities, and private investment funds.  Derivatives may be used as part of the investment strategy. HNH may direct the transfer of assets between investment managers in order to re-balance the portfolio in accordance with asset allocation guidelines established by the HNH.

The fair value of pension investments is defined by reference to one of three categories (Level1 , Level 2 or Level 3) based on the reliability of inputs, as such terms are defined in Note 2 - "Summary of Significant Accounting Policies":

The WHX/Bear Pension Plan’s assets at December 31, 2012 and 2011, by asset category, are as follows:

	WHX/Bear Pension Assets (in thousands)
Fair Value Measurements as of December 31, 2012:
	Assets (Liabilities) at Fair Value as of December 31, 2012
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. large cap	$20,572	$543	$—	$21,115
U.S. mid-cap growth	36,065	—	209	36,274
U.S. small-cap value	15,295	138	—	15,433
International large cap value	16,118	116	—	16,234
Equity contracts	308	—	—	308
Preferred stocks	530	2,016	—	2,546
Fixed income securities:
Corporate bonds	415	51,052	548	52,015
Other types of investments:
Common trust funds (1)	—	68,830	—	68,830
Fund of funds (2)	—	37,142	—	37,142
	89,303	159,837	757	249,897
Futures contracts, net	(58,148)	5,478	—	(52,670)
Total	$31,155	$165,315	$757	197,227
Cash & cash equivalents				133,590
Net payables				(346)
Total pension assets				$330,471

Fair Value Measurements as of December 31, 2011:
	Assets (Liabilities) at Fair Value as of December 31, 2011
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

U.S. large cap	$13,473	$—	$593	$14,066
U.S. mid-cap growth	38,602	2,367	—	40,969
U.S. small-cap value	17,261	3	—	17,264
International large cap value	17,121	—	—	17,121
Emerging markets growth	—	642	—	642
Fixed income securities:
Corporate bonds	2,474	35,437	—	37,911
Bank debt	—	839	—	839
Other types of investments:
Common trust funds (1)	—	73,887	—	73,887
Fund of funds (2)	—	37,516	—	37,516
Insurance contracts (3)	—	8,513	—	8,513
	88,931	159,204	593	248,728
Futures contracts, net	(56,850)	(12,486)	—	(69,336)
Total	$32,081	$146,718	$593	179,392
Cash & cash equivalents				167,041
Net payables				(25)
Total pension assets				$346,408

(1)  Common trust funds are comprised of shares or units in commingled funds that are not publicly traded.  The underlying assets in these funds are primarily publicly traded equity securities, fixed income securities, and commodity-related securities and are valued at their Net Asset Values (“NAVs”) that are calculated by the investment manager or sponsor of the fund and have daily or monthly liquidity.

(2)  Fund of funds consist of fund-of-fund LLC or commingled fund structures. The underlying assets in these funds are primarily publicly traded equity securities, fixed income securities and commodity-related securities. The LLCs are valued based on NAVs calculated by the fund and are not publicly available.  In most cases, the liquidity for the LLCs is quarterly with advance notice and is subject to liquidity of the underlying funds.  In some cases, there may be extended lock-up periods greater than 90 days or side-pockets for non-liquid assets.

(3)  Insurance contracts contain general investments and money market securities. The fair value of insurance contracts is determined based on the cash surrender value, which is determined based on such factors as the fair value of the underlying assets and discounted cash flow. These contracts are with a highly-rated insurance company.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

HNH’s policy is to recognize transfers in and transfers out of Level 3 as of the date of the event or change in circumstances that caused the transfer. Changes in the WHX/Bear Pension Plan assets for which fair value is determined using significant unobservable inputs (Level 3) were as follows during 2012 and 2011:

Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended December 31, 2012	U.S. Large Cap	U.S. Mid Cap Growth	Corporate Bonds and Loans
Beginning balance as of January 1, 2012	$593	$—	$—
Transfers into Level 3 (a)	—	—	—
Transfers out of Level 3 (b)	—	—	—
Gains or losses included in changes in net assets	673	145	11
Purchases, issuances, sales and settlements
Purchases	—	—	547
Issuances	—	64	—
Sales	(1,202)	—	(10)
Settlements	(64)	—	—
Ending balance as of December 31, 2012	$—	$209	$548
Net unrealized gains (losses) included in the changes in net assets, attributable to investments still held at the reporting date	$(198)	$145	$8
Year Ended December 31, 2011	Fixed income securities	Fund of funds	Insurance contracts	U.S. Small Cap Value
Beginning balance as of January 1, 2011	$595	$31,658	$9,268	$317
Transfers into Level 3 (a)	39	—	—	21
Transfers out of Level 3 (b)	—	(31,542)	(9,268)	—
Gains or losses included in changes in net assets	(41)	(116)	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	113
Issuances	—	—	—	—
Sales	—	—	—	(451)
Settlements	—	—	—	—
Ending balance as of December 31, 2011	$593	$—	$—	$—
Net unrealized gains (losses) included in the changes in net assets, attributable to investments still held at the reporting date	$(41)	$(116)	$—	$—

a)	Transferred from Level 2 to Level 3 because of lack of observable market data due to decreases in market activity for these securities.

b)	Transfers from Level 3 to Level 2 upon expiration of the restrictions.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The following table presents the category, fair value, redemption frequency, and redemption notice period for those assets whose fair value is estimated using the NAV per share (or its equivalents) as of December 31, 2012 and December 31, 2011.

2012 Fair Value Estimated using NAV per Share (or its equivalent)

Class Name	Description	Fair Value December 31, 2012	Fair Value December 31, 2011	Redemption frequency	Redemption Notice Period
		(in thousands)
Fund of funds	Long short equity fund	$4,862	$3,951	Quarterly	45 day notice
Fund of funds	Fund of fund composites	$32,280	$29,954	Quarterly	45 day notice
Common trust funds	Event driven hedge funds	$55,853	$58,683	Quarterly	45 day notice
Common trust funds	Event driven hedge funds	$12,977	$15,204	Monthly	90 day notice
Separately managed fund	Separately managed fund	$33,324	$—	Monthly	30 day notice
Separately managed fund	Separately managed fund	$64,490	$—	Quarterly	45 day notice

HNH’s Pension Plans’ asset allocations at December 31, 2012 and 2011, by asset category, are as follows:

	WHX/Bear Plans
	2012	2011
Asset Category
Cash and cash equivalents	40%	49%
Equity securities	12%	6%
Fixed income securities	16%	11%
Insurance contracts	—%	2%
Common trust funds	21%	21%
Fund of funds	11%	11%
Total	100%	100%

Contributions

Employer contributions consist of funds paid from employer assets into a qualified pension trust account. HNH’s funding policy is to contribute annually an amount that satisfies the minimum funding standards of ERISA.

HNH expects to have required minimum contributions for 2013, 2014, 2015, 2016, 2017, and thereafter of $13,650, $19,500, $20,700, $17,700, $17,200, and $49,700, respectively. Required future contributions are based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Benefit Payments

Estimated future benefit payments for the benefit plans over the next ten years are as follows (in thousands):

	Pension	Other Postretirement
Years	Benefits	Benefits
2013	$35,049	$206
2014	35,075	218
2015	34,975	238
2016	34,816	244
2017	34,606	246
2018-2022	166,321	1,272

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

401(k) Plans

Beginning January 1, 2012, certain employees participate in a SPH sponsored savings plan which qualifies under Section 401(k) of the Internal Revenue Code. SPH presently makes a contribution to match 50% if the first 6% of the employees contribution. The charge to expense for SPH's matching contribution totaled $248 in 2012.

In addition, certain employees participate in a HNH sponsored savings plan which qualifies under Section 401(k) of the Internal Revenue Code.  This savings plan allows eligible employees to contribute from 1% to 75% of their income on a pretax basis. HNH presently makes a contribution to match 50% of the first 6% of the employee’s contribution.  The charge to expense for HNH’s matching contribution amounted to $1,800 in 2012, $2,000 in 2011 and $975 in 2010 .

16. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company has two classes of common units - Class A and Class B.  Class B common units are identical to a Class A common unit, and the holder of a Class B common unit shall have the rights of a holder of a Class A common unit with respect to, without limitation, Partnership distributions and allocations of income, gain, loss or deductions, except that they may not be sold in the public market until the capital account allocable to such Class B common units is equal to the capital account allocable to the Class A common units.  At December 31, 2012 there are 23,846,453 Class A units and 6,939,647 Class B units outstanding.

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

Common Units Issuance

Effective as of March 21, 2011, SPH issued to its independent directors an aggregate of 7,315 common units at a per unit value of $18.80, which was determined based on the net asset value of SPH common units as of September 30, 2010 and an aggregate of 6,865 common units at a per unit value of $20.03, which was determined based on the net asset value of SPH common units as of December 31, 2010. For the year ended December 31, 2011 each director earned annual equity

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

compensation in the amount of $75 in the form of restricted common units of SPH, with one-third of such restricted common units vesting on November 28, 2012, one-third on November 28, 2013 and one-third on November 28, 2014. The per unit value of such restricted common units is $13.80, determined based on the fair market value of SPH common units as of November 28, 2011. Total expense for the common units issued was approximately $120, $275 and $543 for the twelve months ended December 31, 2012, 2011 and 2010, respectively.

On April 11, 2012, the Company and the Investment Manager terminated the Investor Services Agreement, dated as of July 15, 2009, by mutual consent. As a result of the termination of the Investor Services Agreement the full amount of the Deferred Fee Liability became immediately payable. Instead of receiving the deferred fee in cash, the Investment Manager elected for the total amount to be paid in common units of the Company.  Under the Deferred Fee Agreement, the number of common units issued is determined by applying a 15% discount to the market price of the common units, which represents the fair value of the common units giving effect to the discount for lack of marketability.  As a result of the termination of the Investor Services Agreement the full amount in the Deferred Fee Liability became immediately payable. As a result, on April 11 and May 11, 2012, 6,403,002 and 536,645 class B common units, respectively, were issued to the Investment Manager. In connection with the termination of the Investor Services Agreement, the Investment Manager agreed not to sell any of the common units issued as payment for the deferred fee during the one year period following the Termination Date.

Common Unitholders — Allocation of Net Income (Loss)
For each period presented net (loss) income attributable to common unit holders is allocated to the common unitholders on a pro rata basis based on the number of units held.

Accumulated Other Comprehensive Loss

Changes, net of tax, in Accumulated other comprehensive loss are as follows:

	Unrealized gain on available-for-sale securities	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at December 31, 2011	$32,351	$(1,649)	$(42,439)	$(11,737)
Current period other comprehensive gain (loss)	12,170	(214)	(18,081)	(6,125)
Balance at December 31, 2012	$44,521	$(1,863)	$(60,520)	$(17,862)

For the twelve months ended December 31, 2012, there was no impact on comprehensive income related to companies accounted for under the equity method. At December 31, 2012 and 2011, Accumulated other comprehensive loss includes amounts for these companies of $1 and $2, respectively, for unrealized loss on available-for-sale securities.

For the twelve months ended December 31, 2011, comprehensive income includes amounts for companies accounted for under the equity method of $19 for unrealized loss on available-for-sale securities, $1,960 for currency translation adjustments and $7,321 for change in net pension and retiree medical liability.

Noncontrolling Interests in Consolidated Entities

Noncontrolling interests in consolidated entities at December 31, 2012 represent the interests held by the noncontrolling shareholders of the BNS Liquidating Trust, HNH, DGT and Steel Excel. Noncontrolling interests in consolidated entities at December 31, 2011 represent the interests held by the noncontrolling shareholders of BNS, HNH and DGT.

Incentive Compensation

Effective January 1, 2012, the Manager was granted incentive units which may entitle the Manager to receive Class B common units of SPH upon the attainment of specified performance goals. The number of incentive units granted is equal to 100% of the sum of the common units outstanding. On the last day of each fiscal year SPH will issue to the Manager Class B common units equal to a percentage of the incentive units, on a fully diluted basis, based on the performance measurements.  If

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

the performance measurements are not met, no units will be issued. The incentive units are measured and paid on an annual basis and is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the units on the measurement date when the final calculation of the total annual incentive units is determined. In the event the calculated cumulative incentive unit expense accrued quarterly or for the full year is an amount less than the total previously accrued, the Company would record a negative incentive unit expense in the quarter when such over accrual is determined. Incentive unit expense of $100, representing approximately 8,000 units, was recorded in Selling, general and administrative expenses in the consolidated statements of operations for the twelve months ended December 31, 2012.
Common Unit Option Liability
The common unit options expired on December 31, 2011. Therefore, there are no common unit options outstanding as of December 31, 2012. During 2011, prior to the options expiring, the options were accounted for as a derivative liability at fair value with changes in fair value recognized during the period reported in Selling, General and Administrative expenses (“SG&A”) in the consolidated statements of operations. During the twelve months ended December 31, 2011 and 2010, the derivative liability decreased resulting in a reduction of SG&A expenses of $1,785 and an increase in SG&A expenses of $693, respectively. The fair value was estimated using the Black Scholes option pricing model that used assumptions as of December 31, 2010 for volatility of 36.6%, a term of 1 year and 2 years, a risk free interest rate of 0.29% and 1.14% based on the U.S. Treasury bill yield, and an expected dividend of 0%. The intrinsic value of the options was $0 as of December 31, 2010. The net asset value used in the fair value estimate was $18.27 at December 31, 2010, and was adjusted for a liquidity discount. Because the SPH common units have not significantly traded internally or in a public or non-public market, there was no practical means of estimating expected volatility. The volatility assumption was based on a calculated diversified industrial company peer group average of historical volatility.

BNS Liquidating Trust

On May 29, 2012, BNS shareholders approved a sale of SWH as well as a distribution to shareholders and a plan of liquidation, whereby BNS would be dissolved. On May 31, 2012 BNS sold its interest in SWH to Steel Excel. The sale proceeds included 2,027,500 shares of Steel Excel common stock and cash of $7,922. On June 18, 2012, BNS completed a distribution to its shareholders, pursuant to shareholder approval noted above, and distributed cash of approximately $10,300 to its minority shareholders and 2,027,500 shares of Steel Excel common stock to its majority shareholder. In June 2012, BNS formed the BNS Liquidating Trust, assigned its assets and liabilities to the Liquidating Trust, and BNS initiated its dissolution. The BNS Liquidating Trust is owned by the BNS former shareholders, in the same proportion as their former shareholdings. The BNS Liquidating Trust will continue to be included in the consolidated financial statements of SPH, as SPH owned approximately 84.9% of the BNS Liquidating Trust and of BNS as of December 31, 2012 and 2011, respectively. SPH has provided a contingent promissory note to the Liquidating Trust in an amount not to exceed $3,000. This note will only be funded to the extent that the Liquidating Trust is unable to meet its ongoing obligations and is eliminated in SPH's consolidated financial statements. The Liquidating Trust had assets of approximately $4,951 and liabilities of approximately $1,332 at December 31, 2012.

Subsidiary Purchases of Common Units

During the twelve months ended December 31, 2012, a subsidiary of the Company purchased 1,345,646 shares of the Company's common units at a total cost of $15,082. The purchases of these shares are reflected as treasury stock purchases in the Company's Consolidated Financial Statements.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

17. NET INCOME PER COMMON UNIT

The following data was used in computing net income (loss) per common unit shown in the consolidated statements of operations:

	Year Ended December 31,
	2012	2011	2010
Net income from continuing operations	$53,330	$78,389	$16,802
Decrease in deferred fee liability (a)	—	(6,107)	—
Restricted stock expense	121	—	—
Net income attributable to noncontrolling interests in consolidated entities	(17,977)	(44,521)	(248)
Net income from continuing operations	35,474	27,761	16,554
Income from discontinued operations	10,435	2,888	29,644
Net income attributable to noncontrolling interests	(4,770)	(1,287)	(14,451)
	5,665	1,601	15,193
Net income attributable to common unitholders	$41,139	$29,362	$31,747
Net income per common unit - basic
Net income from continuing operations	$1.19	$1.34	$0.66
Net income from discontinued operations	0.19	0.07	0.60
Net income attributable to common unitholders	$1.38	$1.41	$1.26
Net income per common unit – diluted
Net income from continuing operations	$1.19	$0.94	$0.60
Net income from discontinued operations	0.19	0.05	0.56
Net income attributable to common unitholders	$1.38	$0.99	$1.16
Weighted average common units outstanding - basic	29,748,746	25,232,985	25,234,827
Adjustment for deferred fee liabilities (a)	—	4,021,933	—
Adjustment for distribution payable (b)	—	414,110	2,247,977
Unvested restricted stock	25,781	554	—
Denominator for net income per common unit - diluted	29,774,527	29,669,582	27,482,804

(a)	Includes common units assuming a common unit settlement of the deferred fee liability as described in Note 13 - “Related Party Transactions.”

(b)
Includes common units assuming a common unit settlement of the distribution payable. The Target Distribution liability described in Note 16 - "Capital and Accumulated Other Comprehensive Loss" may be settled in common units.

18. SEGMENT INFORMATION

SPH’s reportable segments consist of its operating units, Diversified Industrial, Energy, Financial Services, and Corporate and Other which are managed separately and offer different products and services.

Diversified Industrial

As of December 31, 2012, the Diversified Industrial segment for financial reporting purposes consists of HNH, which is a consolidated subsidiary, and SLI which is an associated company. BNS' 2012 and 2011 results have been reclassified from the Diversified Industrial segment to the newly formed Energy segment (see below) for comparability. BNS was included in Corporate and Other in 2010 since it was a holding company with no continuing operations. For the years ended December 31, 2011 and 2010, Diversified Industrial results include the income or loss associated with its investments in API Group PLC (“API”), a leading manufacturer of specialized materials for packaging and JPS Industries, Inc. (“JPS”), a manufacturer of extruded urethanes, polypropylenes and mechanically formed glass. The investments in both API and JPS were accounted for as equity method investments throughout 2011 and 2010. Effective December 31, 2011, the Company's investments in API and JPS were reclassified from equity method investments to available for sale securities, and accordingly are currently classified in

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

the Corporate and Other segment in 2012. Additional information for the consolidated entity within the Diversified Industrial segment follows:

•
HNH is a diversified holding company that owns a variety of manufacturing operations encompassing joining materials, tubing, engineered materials, electronic materials and cutting replacement products and services businesses. HNH became a consolidated, majority-owned subsidiary on May 7, 2010, when SPH's ownership exceeded 50%; prior to that date HNH was an associated company accounted for under the equity method of accounting at fair value.

Energy

SPH's newly formed Energy segment consists of its consolidated subsidiary Steel Excel, which was acquired on May 31, 2012, and BNS Holding, Inc. (“BNS”). For comparability, BNS's results for 2012 (from January, 2012 through June 30, 2012) and 2011, have been reclassified from the Diversified Industrial segment to the Energy segment since the results of BNS for the years ended December 31, 2012 and 2011 include the results of Sun Well prior to its sale to Steel Excel. BNS was included in Corporate and Other in 2010 since it was a holding company with no continuing operations.

•
Steel Excel owns several oil field services companies, providing premium well services to exploration and production (“E&P”) companies operating primarily in the Williston Basin in North Dakota and eastern Montana. Steel Excel provides critical services needed by E&P operators, including well completion, well maintenance and workover, well recompletion, hydrostatic tubular testing and plug and abandonment services. In addition, Steel Excel has a sports business ("Steel Sports") which is a network of branded participatory and experience-based businesses engaged in sports, training, entertainment and consumer lifestyle. The operations of Steel Sports are not considered material and are included in the Energy segment. Steel Excel was previously accounted for as an associated company at fair value prior to SPH increasing its ownership over 50%. Seven months of Steel Energy's results are included in the Energy segment for the year ended December 31, 2012.

•
BNS is currently a holding company with no operations as of June 1, 2012 due to the sale of Sun Well to Steel Excel on May 31, 2012 (see Note 3 - "Acquisitions"). BNS' results include the operations of Sun Well prior to the sale of Sun Well to Steel Excel on May 31, 2102.

Financial Services

The Financial Services segment primarily consists of our consolidated and wholly-owned subsidiary WebBank, which operates in niche banking markets. WebBank provides commercial and consumer loans and services. WebBank’s deposits are insured by the FDIC, and the bank is examined and regulated by the FDIC and UDFI.

Corporate and Other

The Corporate and Other segment consists of several consolidated subsidiaries as well as various investments and cash and cash equivalents. Corporate assets, revenues and overhead expenses are not allocated to the segments. Corporate revenues primarily consist of investment and other income, investment gains and losses and rental income. As of December 31, 2012, the Corporate and other segment had investments in available-for-sale securities, the SPII Liquidating Trust, CoSine, Fox & Hound and cash and cash equivalents. Effective December 31, 2011, the Company's investments in API and JPS were reclassified from associated companies to available for sale securities, and accordingly are currently classified in the Corporate and Other segment in 2012. Below is additional information related to the consolidated businesses and certain investments included in the Corporate and Other segment:
Consolidated businesses:

•
SPH services provides legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and similar services, to other affiliated companies. In 2012 SPH Services charged the Diversified Industrial and Energy segments approximately $11,000 and $2,000, respectively for these services.  These amounts are eliminated in consolidation.

•
DGT's current operations are the leasing and management of two facilities that were not included in the assets sold to the new owners of Villa and RFI. In addition to management of the real estate business, DGT's business is expected to

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

consist primarily of capital redeployment and identification of new profitable operations where it can utilize its existing working capital and maximize the use of the Company’s net operating losses.

•
The expenses related to the BNS Liquidating Trust are included in Corporate and Other from July 1, 2012 through December 31, 2012. The BNS Liquidating Trust is part of the Corporate and Other segment from July 1, 2012 through December 31, 2012. For additional information on the BNS Liquidating Trust, see Note 16 - "Capital and Accumulated Other Comprehensive Loss."

Equity Method Investments:

•	CoSine is in the business of seeking to acquire one or more business operations. We account for Cosine under the equity method of accounting.

•
Fox & Hound is an owner of franchised social destination casual dining and entertainment based restaurants. We account for Fox & Hound under the equity method of accounting, and elected the fair value option.

•
The SPII Liquidating Trust investments are accounted for under the fair value option; and changes in fair value are reported in the consolidated statement of operations and in the Corporate segment as “Loss from other investment - related party”.

Prior to December 31, 2012, the Corporate and Other segment also included the Company's direct and indirect investment in Barbican (which was sold in October 2012); BNS (through February 2, 2011, the date BNS acquired SWH), as well as associated company Steel Excel (through December 31, 2011). Associated company earnings for Steel Excel are classified in the Energy segment effective January 1, 2012 and the consolidated results of Steel Excel are included in the Energy segment Effective May 31, 2012 (the date it became a majority-owned subsidiary). Segment information is presented below:

	Year Ended December 31,
	2012	2011	2010
Revenue:
Diversified industrial	$629,396	$634,964	$367,124
Energy	92,834	32,984	—
Financial services	21,155	14,921	10,803
Corporate and other	18,069	(3,485)	28,468
Total	$761,454	$679,384	$406,395
Income (loss) from continuing operations before income taxes:
Diversified industrial	$41,610	$46,568	$28,874
Energy	25,034	6,558	—
Financial services	12,913	6,165	4,381
Corporate and other	(8,580)	(46,021)	(13,931)
Income from continuing operations before income taxes	70,977	13,270	19,324
Income tax provision (benefit)	17,647	(65,119)	2,522
Net income (loss) from continuing operations	$53,330	$78,389	$16,802
Income (loss) from equity method investments:
Diversified industrial	$1,796	$8,712	$21,178
Energy	13,139	—	—
Corporate and other	(9,060)	(38,278)	(14,093)
Total	$5,875	$(29,566)	$7,085

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Additional segment information as follows:

	Year ended December 31, 2012
	Interest expense	Capital expenditures	Depreciation and amortization	December 31, 2012 Goodwill
Diversified industrial	$14,165	$(20,869)	$18,784	$15,112
Energy	(669)	(14,027)	9,227	48,429
Financial services	957	(37)	131	—
Corporate and other	152	(1,323)	820	81
Total	$14,605	$(36,256)	$28,962	$63,622
	Year ended December 31, 2011
	Interest expense	Capital expenditures	Depreciation and amortization	December 31, 2011 Goodwill
Diversified industrial	$11,914	$12,765	$19,810	$11,838
Energy	509	8,227	2,508	24,837
Financial services	941	399	92	—
Corporate and other	631	—	—	81
Total	$13,995	$21,391	$22,410	$36,756
	Year ended December 31, 2010
	Interest expense	Capital Expenditures	Depreciation and Amortization
Diversified industrial	$12,186	$7,252	$13,325
Financial services	796	44	102
Corporate and other	1,163	—	—
Total	$14,145	$7,296	$13,427

	December 31,
	2012	2011
Identifiable Assets Employed:
Diversified industrial	$521,854	$452,675
Energy	426,940	78,490
Financial services	138,249	126,208
Corporate and other	267,938	405,615
Segment totals	1,354,981	1,062,988
Discontinued operations	23,378	66,855
Total	$1,378,359	$1,129,843

The following table presents geographic revenue and long-lived asset information as of and for the year ended December 31, 2012 and 2011.  In addition to property, plant and equipment, the amounts in 2012 and 2011 include $8,200 and $7,669, respectively, of inactive properties from previous operating businesses, and other non-operating assets that are carried at the lower of cost or fair value and are included primarily in other non-current assets in the consolidated balance sheets.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

	2012		2011		2010
	Revenue	Long-lived assets	Revenue	Long-lived assets	Revenue
Geographic information:
United States	$694,289	$157,438	$605,203	$107,843	$362,082
Foreign	67,165	28,720	74,181	21,745	44,313
Total	$761,454	$186,158	$679,384	$129,588	$406,395

Foreign revenue is based on the country in which the legal subsidiary is domiciled.  Neither revenue nor long-lived assets from any single foreign country was material to the consolidated revenues of the Company.

19. INCOME TAXES

Details of the provision for (benefit from) income taxes are follows:

	Year Ended December 31,
	2012	2011	2010
Income from continuing operations before income taxes and equity method income (loss):
Domestic	$39,670	$34,873	$7,784
Foreign	6,465	8,146	4,866
Total	$46,135	$43,019	$12,650
Income taxes:
Current:
Federal	$4,297	$320	$213
State	3,628	1,012	1,290
Foreign	(165)	841	955
Total income taxes, current	7,760	2,173	2,458
Deferred:
Federal	9,755	(64,786)	303
State	24	(2,877)	(169)
Foreign	108	371	(70)
Total income taxes, deferred	9,887	(67,292)	64
Income tax provision (benefit)	$17,647	$(65,119)	$2,522

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The following is a reconciliation of income tax expense computed at the federal statutory rate to the provision for income taxes:

	Year Ended December 31,
	2012	2011	2010
Income from continuing operations before income taxes and equity method income (loss)	$46,135	$43,019	$12,650
Federal income tax provision at statutory rate	$15,729	$14,958	$4,310
Income passed through to common unitholders (a)	3,512	618	(785)
	19,241	15,576	3,525
State income taxes	3,072	1,356	706
Change in valuation allowance	(7,245)	(82,658)	(1,432)
Foreign tax rate differences	(931)	(227)	(767)
Elimination of deferred tax assets upon corporate subsidiary liquidation	7,236	—	—
Dividend income	—	929	370
Uncertain tax positions	8	43	233
Permanent differences and other	(3,734)	(138)	(113)
Income tax provision (benefit)	$17,647	$(65,119)	$2,522
______________

(a)	Includes income that is not taxable to SPH and certain of its subsidiaries. Such income is directly taxable to SPH’s common unitholders.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities.  The amounts shown on the following table represent the tax effect of temporary differences between the consolidated tax return basis of assets and liabilities and the corresponding basis for financial reporting, as well as tax credit and operating loss carryforwards.

	December 31,
	2012	2011
Current Deferred Tax Items:
Environmental costs	$2,377	$2,489
Accrued costs	5,473	4,015
Net operating loss carryforwards	14,570	8,926
Inventories	2,867	3,966
Other	978	1,665
Current deferred tax asset before valuation allowance	26,265	21,061
Valuation allowance	(1,924)	(1,023)
Gross current deferred tax assets	24,341	20,038
Current deferred tax liability -foreign	(1,022)	—
Net current deferred tax asset	23,319	20,038
Non-Current Deferred Tax Items:
Postretirement and postemployment employee benefits	1,817	$1,051
Impairment of long-lived assets	2,528	2,519
Operating loss carryforwards	96,465	78,434
Additional minimum pension liability	81,228	69,435
Tax credit carryforwards	31,946	1,934
Foreign tax credit carryforwards	7,528	443
Stock compensation	1,187	919
Other	8,394	3,089
Non-current deferred tax asset before valuation allowance	231,093	157,824
Valuation allowance	(59,196)	(17,528)
Gross non-current deferred tax assets	171,897	140,296
Fixed assets	(18,874)	(17,867)
Intangible Assets	(40,020)	(43,244)
Unremitted foreign earnings	(29,959)	(8,560)
Net non-current deferred tax asset	83,044	70,625
Other deferred tax liabilities, primarily fixed assets and intangibles	(10,107)	(6,231)
Net deferred tax assets	$96,256	$84,432

During 2012 and 2011, the Company changed its judgment about the realizability of its deferred tax assets at certain subsidiaries. In accordance with GAAP under ASC 740, the effect of a change in the beginning-of-the-year balance of a valuation allowance that results from a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset in future years should be included in income from continuing operations in the period of the change. Accordingly, in 2012 and 2011, the Company recorded tax benefits in continuing operations of approximately $5,500 and $83,000 associated

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

with the reversal of its deferred tax valuation allowances. The valuation allowance release in 2012 was related to deferred tax liabilities recognized for the difference between the fair value and carrying basis of certain tangible and intangible assets obtained as part of the business combination, which can be used as a source of income to support realization of certain domestic deferred tax assets. The valuation allowance release in 2011 was primarily related to NOLs.
The increase in the deferred tax balances as of December 31, 2012 compared to December 31, 2011 was principally due to the inclusion of net deferred tax balances of Steel Excel which was included in the consolidated financial statements effective May 31, 2012.
Upon its emergence from bankruptcy in 2005, HNH experienced an ownership change as defined by Section 382 of the Internal Revenue Code upon its emergence from bankruptcy. Section 382 imposes annual limitations on the utilization of net operating carryforwards post-ownership change. HNH believes it qualifies for the bankruptcy exception to the general Section 382 limitations. Under this exception, the annual limitation imposed by Section 382 resulting from an ownership change will not apply; instead the NOLs must be reduced by certain interest expense paid to creditors who became stockholders as a result of the bankruptcy reorganization. Thus, HNH's U.S. federal NOLs of $162,900 as of December 31, 2012 include a reduction of $31,000 ($10,800 tax-effect).
At December 31, 2012, HNH has U.S. federal NOLs of approximately $162,900 (approximately $57,000 tax-effected), as well as certain state NOLs. The U.S. federal NOLs expire between 2020 and 2029. Also included in deferred income tax assets are tax credit carryforwards of $2,300. HNH's net tax provision reflects utilization of approximately $21,000 of Federal NOLs in 2012.
At December 31, 2012, WebFinancial Holding Corporation has $108 of net operating loss carryforwards that are scheduled to expire beginning in 2026. From its inception, Web Financial Holding Corporation has experienced a history of inconsistent earnings which has made it “more likely than not” that some portion or all of its deferred tax assets would not be realized. Accordingly, a valuation allowance of approximately $1,034 has been established for the net operating loss carryforward and related party accrued interest at December 31, 2012.
During 2012, BNS sold its entire investment in Sun Well Holdings to SXCL. Subsequent to the sale, BNS was liquidated and the loss carry forwards no longer exist. As a result of the liquidation, BNS recognized $7,236 of tax expense related to the write off of the remaining deferred tax assets at the time of the liquidation.
At October 31, 2012, DGT has $25,278 of federal net operating loss carryforwards that are scheduled to expire from 2020 to 2030. Because of the uncertainty of future earnings of DGT, a valuation allowance of $11,221 has been established for the net operating loss carryforwards and other net deferred tax assets at December 31, 2012.
At December 31, 2012, Steel Excel has $126,000 of federal net operating loss carryforwards that are scheduled to expire beginning in 2019. Steel Excel also has federal research and development credit carryforwards of $30,300 that are scheduled to expire beginning in 2019. Steel Excel's analysis of its deferred tax assets resulted in the determination that it was more likely than not that not all of its net deferred tax assets will be realized, resulting in a valuation allowance of $46,729.
As of December 31, 2012, HNH has a deferred income tax liability of $500 relating to $1,300 of undistributed earnings of foreign subsidiaries. In addition, there were approximately $12,600 of undistributed earnings of foreign subsidiaries that are deemed to be permanently reinvested, and thus, no deferred income taxes have been provided on these earnings.
At December 31, 2012, Steel Excel has a deferred income tax liability of $29,425 relating to undistributed earnings of foreign subsidiaries, which was offset by a reduction in the valuation allowance against its deferred tax assets.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

GAAP provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The change in the amount of unrecognized tax benefits (related solely to HNH and Steel Excel) for 2012 and 2011 was as follows:

Balance at December 31, 2010	$2,266
Additions for tax positions related to current year	325
Additions due to interest accrued	113
Tax positions of prior years:	—
Increases in liabilities, net	7
Payments	(2)
Due to lapsed statute of limitations	(403)
Balance at December 31, 2011	2,306
Additions for tax positions related to current year	368
Additions due to interest accrued	100
Addition due to acquisition of Steel Excel	29,903
Increase in liabilities, net	25
Payments	(3,526)
Due to lapsed statute of limitations	(484)
Balance at December 31, 2012	$28,692
At December 31, 2012, HNH had $2,273 of unrecognized tax benefits, all of which would affect the Company's effective tax rate if recognized. HNH recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012, approximately $400 of interest related to uncertain tax positions was accrued. No penalties were accrued. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by as much as $500 during the next twelve months as a result of the lapse of the applicable statutes of limitations in certain taxing jurisdictions. For federal income tax purposes, the statute of limitations for audit by the IRS is open for years 2009 through 2012. In addition, NOLs generated in prior years are subject to examination and potential adjustment by the IRS upon their utilization in future years' tax returns.
The IRS initiated an examination of the HNH consolidated income tax return for the 2010 tax year during the second quarter of 2012. The examination is currently in progress and no increase in the reserve for uncertain tax positions is considered necessary at this time. In addition, certain HNH subsidiaries were examined by the Commonwealth of Massachusetts (“Massachusetts”) for the years 2003 to 2005, and the results of the examination is currently being appealed. The reserve for uncertain tax positions was adjusted accordingly. Massachusetts is currently conducting an examination of the combined group for the 2008 year. The examination is currently in progress and no increase in the reserve for uncertain tax positions is considered necessary at this time.

At December 31, 2012, Steel Excel had $26,419 of unrecognized tax benefits, of which $7,400 would affect the Company's effective tax rate if recognized. This was an overall decrease of $3,484 in the gross unrealized tax benefits, primarily due to the reversal of reserves for foreign taxes as a result of an assessment with the Singapore taxing authorities. The Company recorded a benefit from income taxes of $1,400 for the year ended December 31, 2012, due to the refund received as a result of a settlement in Singapore.
Steel Excel recognized interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012, the amount of interest and penalties accrued during the 2012 year were immaterial. It is not reasonably possible that the gross unrecognized tax benefits will change in the next twelve months. For federal income tax purposes, fiscal years 2005 onward remain open to examination by the IRS. Additionally, fiscal years 2000 onward remained open to examination in various foreign jurisdictions. U.S. tax attributes generated in fiscal years 2000 onward also remain subject to adjustment in subsequent years when they are utilized.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

SPH's other subsidiaries file federal tax returns as well as state, local and foreign tax returns in various jurisdictions. Federal tax returns for all consolidated subsidiaries, including WebBank, BNS, and DGT, remain open and subject to examination by the Internal Revenue Service for all tax years after 2008. In addition, net operating losses generated in prior years are subject to examination and potential adjustment by the Internal Revenue Service upon their utilization in future years' tax returns. State income tax returns for most jurisdictions remain open generally for all tax years after 2008. Certain state income tax returns remain open and subject to examination for tax years after 2007.

20. REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require WebBank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average quarterly assets (as defined). As of December 31, 2012, WebBank exceeded all the capital adequacy requirements to which it is subject.

As of December 31, 2012, WebBank was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events, since the most recent FDIC notification, which have changed WebBank’s prompt corrective action category. To remain categorized as well-capitalized, WebBank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage capital.

21. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain facilities under non-cancelable operating lease arrangements. Rent expense recognized in the consolidated statement of operations for the years ended December 31, 2012 and 2011 was $8,123 and $6,679, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Future minimum operating lease and rental commitments under non-cancelable operating leases for SPH consolidated operations are as follows:

Payments due by period	Amount

Less than 1 year	$5,634
1-3 years	7,671
3-5 years	3,097
More than 5 years	3,996
Total	$20,398

In addition, the Company is the lessor for two properties. Future non-cancelable leases on those properties are approximately $440 for each of the next five years.

Environmental Matters

As discussed in more detail below, HNH and BNS have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the HNH and BNS. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of December 31, 2012, and 2011, on a consolidated basis, the Company has accrued $7,320 and $7,159, respectively, which represents its current estimate of the probable cleanup liabilities, including remediation and legal costs. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

HNH Environmental Matters

Handy & Harman ("H&H"), a subsidiary of HNH, entered into a consent order in 1989 with the Connecticut Department of Environmental Protection (“CTDEP”) with regard to the site of a former H&H manufacturing facility in Connecticut. The consent order covered a parcel that H&H sold in 2003 (the “Sold Parcel”), and also covered an adjacent parcel that H&H still owns (the “Adjacent Parcel”). With regard to the Sold Parcel, the CTDEP approved H&H's Soil Remediation Action Report. Remaining remediation and monitoring costs for the Sold Parcel are expected to approximate $100, and are no longer material to the Company.  H&H also has been conducting an environmental investigation of the Adjacent Parcel, and will be initiating a more comprehensive field study in 2012 with subsequent evaluation of various options for remediation of the Adjacent Parcel. Since the total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of H&H or the Company.

In 1986, Handy & Harman Electronics Material Corporation (“HHEM”), a subsidiary of H&H, entered into an administrative consent order (the “ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO.  A remedial investigation report has been approved.  HHEM anticipates entering into discussions with NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.  Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs are shared with the former owner/operator.  As of December 31, 2012, total investigation and remediation costs of approximately $3,400 have been expended by HHEM in accordance with the settlement agreement.  Additionally, HHEM is currently being reimbursed

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

indirectly through insurance coverage for a portion of the costs for which HHEM is responsible.  HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties.  The additional costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of HHEM or the Company.

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

BNS Sub Environmental Matters

On August 12, 2008, a then subsidiary of BNS (“BNS Sub”) was identified as a PRP by the EPA as an alleged drum reconditioning customer (PRP) of New England Container Corp. (“NECC”). BNS Sub is presently investigating the matter and has joined a group of other alleged NECC drum reconditioning customers. The NECC drum reconditioning PRP’s have

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

incurred and will continue to incur costs in the investigation and each PRP has been assessed a pro-rata fee for its cost share of the assessment. BNS Sub believes that it has an adequate environmental liability accrual associated with the site, which is reflected in the remediation estimate discussed above. The liability accrual is part of the Liquidating Trust formed by BNS (see Note 16 - "Capital and Accumulated Other Comprehensive (Loss) Income").

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

BNS Litigation Matters

BNS Sub has been named as a defendant in 1,160 and 1,020 alleged asbestos-related toxic-tort claims as of December 31, 2012 and December 31, 2011, respectively. The claims were filed over a period beginning 1994 through June 30, 2012. In many cases these claims involved more than 100 defendants. Of the claims filed, 926 and 694 were dismissed, settled or granted summary judgment and closed as of December 31, 2012 and 2011, respectively. Of the claims settled, the average settlement was less than $3. There remained 234 and 326 pending asbestos claims as of December 31, 2012 and December 31, 2011, respectively. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $2,282 and $1,660 at December 31, 2012 and 2011, respectively, in estimated remaining self insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973 although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims have gone to trial and, therefore, there can be no assurance that these defenses will prevail. In addition, there can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims; and, that BNS Sub will not need to increase significantly its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of December 31, 2012 and December 31, 2011, respectively, BNS Sub has accrued $1,020 and $635 relating to the open and active claims against BNS Sub. This accrual represents the Company’s best estimate of the

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

likely costs to defend against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded, through the retroactive billings by BNS Sub. However, there can be no assurance that BNS Sub will not need to take additional charges in connection with the defense, settlement or judgment of these existing claims or that the costs of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date relating to existing claims. These claims are now being managed by the Liquidating Trust formed by BNS. See Note 16 - "Capital and Accumulated Other Comprehensive Loss" - BNS Liquidating Trust.

22. SUBSEQUENT EVENTS
Investment in ModusLink Global Solutions Inc. ("ModusLink")

On February 11, 2013, the Company entered into an agreement whereby, under certain conditions, it agreed to purchase shares of ModusLink common stock and receive warrants to purchase additional shares of ModusLink common stock (the "Investment Agreement”). The Investment Agreement was subject to certain conditions including approval by ModusLink stockholders, the election of two nominees made by the Company to ModusLink's Board of Directors, that no Material Adverse Effect (as defined in the Investment Agreement) shall have occurred and other customary closing conditions.

On March 12, 2013, following a vote by ModusLink's stockholders and under the previously announced Investment Agreement, the Company purchased 7,500,000 newly issued shares of common stock at a price of $4.00 per share. In addition, as part of the transaction, the Company received warrants to acquire 2,000,000 shares at an exercise price of $5.00 per share and the Company, together with certain affiliates, is allowed to purchase up to approximately 1,400,000 shares of ModusLink’s outstanding common stock, subject to proportionate adjustment.

HNH Note Redemption

The Company's HNH subsidiary has advised its note trustee it is considering redeeming $31,800 principal amount of its issued and outstanding 10% Subordinated Secured Notes due 2017 on April 25, 2013, representing all of the outstanding notes. This notice can be rescinded through March 25, 2013. The redemption price, including all accrued interest and call premiums as detailed in the note indenture, would be approximately $36,900. The Company currently holds $21,600 principal amount of these notes, and would receive approximately $24,900 in cash if the notes are redeemed.
Steel Excel Funding Commitment

Steel Excel is a holder of convertible debt in School Specialties Inc. (“School Specialties”), a company currently operating under a Chapter 11 bankruptcy petition.
On February 26, 2013, Steel Excel committed to participate in a debtor-in-possession loan to School Specialties in an amount up to $22,000.  Steel Excel believes the loan, in conjunction with other sources of financing, will enable School Specialties to successfully execute a plan of reorganization or other alternative transaction.
Steel Excel Debt Payment

In February and March 2013 Steel Excel made extra principal payments totaling $13,000 on their term loan with Wells Fargo Bank.  See Note 14 - "Debt and Capital Lease Obligations" for additional information on this term loan.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

23. Quarterly Financial Data (unaudited)

			Net Income (Loss) From Continuing Operations Attributable to Common Unit Holders			Net Income (Loss) Attributable to Common Unit Holders
Quarter	Revenue	Net Income (Loss) From Continuing Operations	Per Common Unit Basic	Per Common Unit Diluted	Net Income (Loss) Attributable to Common Unit Holders	Per Common Unit Basic	Per Common Unit Diluted
2012
First	$175,673	$45,949	$1.74	$1.74	$45,970	$1.83	$1.83
Second	215,272	(7,140)	(0.33)	(0.33)	(10,237)	(0.33)	(0.33)
Third	195,616	7,953	0.09	0.09	3,487	0.11	0.11
Fourth	174,893	6,568	(0.03)	(0.03)	1,798	0.06	0.06
	$761,454	$53,330			$41,018
2011
First	$168,585	$12,788	$0.44	$0.39	$12,491	$0.49	$0.43
Second	189,897	21,146	0.50	0.50	12,597	0.50	0.50
Third	164,454	(8,549)	(0.50)	0.76	(12,389)	(0.50)	(0.75)
Fourth	156,448	53,004	0.90	0.81	22,770	0.92	0.81
	$679,384	$78,389			$35,469

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2012 our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2012 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company 's internal control over financial reporting.

Inherent Limitations Over Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The Company’s definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year is incorporated herein by reference.

Item 11.	Executive Compensation
The Company’s definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Company’s definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The Company’s definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The Company’s definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Financial Statements

The following financial statements of Steel Partners Holdings L.P., and subsidiaries, are included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010,
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010.
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Capital for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements
(b) Exhibits.
The following documents are filed as exhibits hereto:

Exhibit No.	Description
2.1
Share Acquisition Agreement, dated as of April 30, 2012, by and among Steel Excel Inc., BNS Holding, Inc., SWH, Inc. and SPH Group Holdings LLC. (incorporated by reference to Exhibit 2.1 of Steel Partners Holdings L.P.'s' Current Report on Form 8-K, filed June 6, 2012).

3.1	Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 to Steel Partners Holdings L.P.'s Registration Statement on Form 10 filed December 15, 2011).

3.2
Amendment to the Certificate of Limited Partnership, dated April 2, 2009 (incorporated by reference to Exhibit 3.2 to Steel Partners Holdings L.P.'s Registration Statement on Form 10 filed December 15, 2011).

3.3
Amendment to the Certificate of Limited Partnership, dated January 20, 2010 (incorporated by reference to Exhibit 3.3 to Steel Partners Holdings L.P.'s Registration Statement on Form 10 filed December 15, 2011).

3.4
Amendment to the Certificate of Limited Partnership, dated October 15, 2010 (incorporated by reference to Exhibit 3.4 to Steel Partners Holdings L.P.'s Registration Statement on Form 10 filed December 15, 2011).

3.5
Third Amended and Restated Limited Partnership Agreement of Steel Partners Holdings L.P., dated as of July 14, 2009 (incorporated by reference to Exhibit 3.5 to Steel Partners Holdings L.P.'s Registration Statement on Form 10 filed December 15, 2011).

10.1
Third Amended and Restated Management Agreement by and between Steel Partners Holdings L.P. and Steel Partners LLC, dated January 1, 2012 (incorporated by reference to Exhibit 10.1 of Steel Partners Holdings L.P.'s' Form 10-K, filed March 21, 2012).

10.2
License Agreement by and between Steel Partners LLC and Steel Partners Holdings L.P., dated January 1, 2009 (incorporated by reference to Exhibit 10.3 to Steel Partners Holdings L.P.'s Registration Statement on Form 10 filed December 15, 2011).

10.3
Assignment and Assumption Agreement by and among Steel Partners II (Offshore) Ltd., WGL Capital Corp. and Steel Partners Holdings L.P., dated July 15, 2009 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 of Steel Partners Holdings L.P.'s Registration Statement on Form 10 filed January 20, 2012).

10.4
Second Amended and Restated Deferred Fee Agreement, dated as of October 31, 2002, as amended and restated as of January 1, 2005, and as further amended and restated as of July 15, 2009, by and between Steel Partners Holdings L.P. and WGL Capital Corp (incorporated by reference to Exhibit 10.5 to Amendment No. 1 of Steel Partners Holdings L.P.'s Registration Statement on Form 10 filed January 20, 2012).

10.5
Investor Services Agreement by and among Steel Partners Holdings L.P., Steel Partners LLC and WGL Capital Corp., dated July 15, 2009 (incorporated by reference to Exhibit 10.6 to Steel Partners Holdings L.P.'s Registration Statement on Form 10 filed December 15, 2011).

10.6
Advance Agreement by and between Steel Partners Holdings L.P. and Steel Partners II Master Fund L.P., dated June 28, 2009 (incorporated by reference to Exhibit 10.7 to Steel Partners Holdings L.P.'s Registration Statement on Form 10 filed December 15, 2011).

10.7
Amended and Restated Services Agreement by and between Steel Partners Holdings L.P. and SP Corporate Services, LLC, effective as of dated July 15, 2009 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 of Steel Partners Holdings L.P.'s Registration Statement on Form 10 filed January 20, 2012).

10.8
Letter Agreement by and between Steel Partners Holdings L.P. and Steel Partners II GP LLC, dated July 15, 2009 (incorporated by reference to Exhibit 10.9 to Steel Partners Holdings L.P.'s Registration Statement on Form 10 filed December 15, 2011).

10.9
Management Services Agreement by and between SP Corporate Services LLC and Handy & Harman Ltd. and Handy & Harman Group Ltd., dated as of January 1, 2012 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 of Steel Partners Holdings L.P.'s Registration Statement on Form 10 filed January 20, 2012).

10.10***
Employment Agreement by and among WHX Corporation, Handy & Harman, and James McCabe, Jr. dated as of February 1, 2007 (incorporated by reference to Exhibit 10.1 of Steel Partners Holdings L.P.'s' Form 10-Q, filed May 15, 2012).

10.11***
Amendment to Employment Agreement by and among WHX Corporation, Handy & Harman, and James F. McCabe, Jr., effective January 1, 2009 (incorporated by reference to Exhibit 10.2 of Steel Partners Holdings L.P.'s' Form 10-Q, filed May 15, 2012).

10.12***
Second Amendment to Employment Agreement by and among WHX Corporation, Handy & Harman, and James F. McCabe, Jr., effective January 4, 2009 (incorporated by reference to Exhibit 10.3 of Steel Partners Holdings L.P.'s' Form 10-Q, filed May 15, 2012).

10.13
Fourth Amended and Restated Management Agreement by and among Steel Partners Holdings L.P., SPH Group LLC and SP General Services LLC, dated as of May 11, 2012 (incorporated by reference to Exhibit 10.4 of Steel Partners Holdings L.P.'s' Form 10-Q, filed May 15, 2012).

21*	Subsidiaries of Steel Partners Holdings L.P.
24*	Power of Attorney (included in the signature page)
31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Financial Statements of Handy & Harman Ltd.
99.2*	Financial Statements of Steel Excel Inc.
99.3**	Financial Statements of SL Industries, Inc.
99.4*	Financial Statements of Steel Partners II Liquidating Series Trust.
Exhibit 101.INS*	XBRL Instance Document
Exhibit 101.SCH*	XBRL Taxonomy Extension Schema
Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase
Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase
Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
** To be filed by amendment.
*** Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	STEEL PARTNERS HOLDINGS L.P.
March 21, 2013
	By:	Steel Partners Holdings GP Inc.
Its General Partner

/s/ Warren G. Lichtenstein
	By:	Warren G. Lichtenstein
Executive Chairman

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

By:	/s/ Warren G. Lichtenstein	March 21, 2013
	Warren G. Lichtenstein, Executive Chairman	Date
(Principal Executive Officer)

By:	/s/ James F. McCabe, Jr.	March 21, 2013
	James F. McCabe, Jr., Chief Financial Officer	Date
(Principal Accounting Officer)

By:	/s/ Jack L. Howard	March 21, 2013
	Jack L. Howard, Director	Date

By:	/s/ Anthony Bergamo	March 21, 2013
	Anthony Bergamo, Director	Date

By:	/s/ John P. McNiff	March 21, 2013
	John P. McNiff, Director	Date

By:	/s/ Joseph L. Mullen	March 21, 2013
	Joseph L. Mullen, Director	Date

By:	/s/ General Richard I. Neal	March 21, 2013
	General Richard I. Neal, Director	Date

By:	/s/ Allan R. Tessler	March 21, 2013
	Allan R. Tessler, Director	Date