Form 10-K/A
period 2012-12-31
STEEL PARTNERS HOLDINGS L.P.
filed 2013-04-04
CIK 1452857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 000-5465
_______________
STEEL PARTNERS HOLDINGS L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3727655
(State of or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

590 Madison Avenue, 32nd Floor
New York, New York	10,022
(Address of principal executive offices)	(Zip code)
Registrant's telephone number, including area code:  212-520-2300

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common units, $0 par	New York Stock Exchange

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Units, no par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Steel Partners Holdings L.P. (the “Company”), amends the Company's Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 21, 2013 (the “Original Form 10-K”). The Company is filing this Amendment No. 1 solely to provide Exhibit 99.3 that was not included in the Original Form 10-K.

No other changes have been made to the Original Form 10-K other than as described above. This Amendment No. 1 does not reflect subsequent events occurring after the filing date of the Original Form 10-K or modify or update in any way the disclosures made in the Original Form 10-K.

Item 15.	Exhibits and Financial Statement Schedules
(a) Financial Statements*

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

* Previously filed with the original Form 10-K, filed March 21, 2013.
** Filed herewith.
*** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	STEEL PARTNERS HOLDINGS L.P.
April 4, 2013
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

By:	/s/ Warren G. Lichtenstein	April 4, 2013
	Warren G. Lichtenstein, Executive Chairman	Date
(Principal Executive Officer)

By:	/s/ James F. McCabe, Jr.	April 4, 2013
	James F. McCabe, Jr., Chief Financial Officer	Date
(Principal Accounting Officer)

By:	*	April 4, 2013
	Jack L. Howard, Director	Date

By:	*	April 4, 2013
	Anthony Bergamo, Director	Date

By:	*	April 4, 2013
	John P. McNiff, Director	Date

By:	*	April 4, 2013
	Joseph L. Mullen, Director	Date

By:	*	April 4, 2013
	General Richard I. Neal, Director	Date

By:	*	April 4, 2013
	Allan R. Tessler, Director	Date
*By /s/ James F. McCabe, Jr.
James F. McCabe, Jr., Attorney-in-fact