Form 10-Q
period 2013-03-31
STEEL PARTNERS HOLDINGS L.P.
filed 2013-05-10
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes ☑ No ☐

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

The number of shares outstanding of the Registrant’s common units as of May 7, 2013 was 29,900,432.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands except common units)

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$169,071	$198,027
Restricted cash	26,591	28,180
Marketable securities	202,337	199,128
Trade and other receivables (net of allowance for doubtful accounts of $2,494 in 2013 and $2,264 in 2012)	131,014	87,657
Receivable from related parties	383	145
Loans receivable, net	37,827	51,899
Inventories, net	60,428	53,155
Deferred income taxes	24,190	24,029
Prepaid and other current assets	18,395	15,154
Assets of discontinued operations	—	23,378
Total current assets	670,236	680,752
Long-term loans receivable, net	18,122	16,216
Goodwill	68,324	63,622
Other intangibles, net	127,704	130,345
Deferred income taxes	69,862	77,101
Other non-current assets	24,536	24,300
Property, plant and equipment, net	185,159	186,158
Long-term investments	229,726	199,865
Total Assets	$1,393,669	$1,378,359

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands except common units)
(continued)

	March 31, 2013	December 31, 2012
LIABILITIES AND CAPITAL	(unaudited)
Current liabilities:
Accounts payable	$45,100	$39,024
Accrued liabilities	44,250	46,097
Financial instruments	23,150	24,742
Deposits	42,843	43,744
Payable to related parties	2,458	2,716
Short-term debt	1,059	1,124
Current portion of long-term debt	9,028	13,025
Deferred income taxes	925	1,022
Other current liabilities	3,921	4,629
Liabilities of discontinued operations	—	3,428
Total current liabilities	172,734	179,551
Long-term deposits	34,876	34,865
Long-term debt	140,189	140,065
Accrued pension liability	214,502	217,141
Deferred income taxes	5,390	5,736
Other liabilities	23,914	24,254
Total Liabilities	591,605	601,612
Commitments and Contingencies		—
Capital:
Partners’ capital common units: 30,254,539 and 30,786,100 issued and outstanding (after deducting 4,685,932 and 4,154,371 held in treasury, at cost of $69,621 and $63,181) at March 31, 2013 and December 31, 2012, respectively.	533,638	545,206
Accumulated other comprehensive income (loss)	10,731	(17,862)
Total Partners’ Capital	544,369	527,344
Noncontrolling interests in consolidated entities	257,695	249,403
Total Capital	802,064	776,747
Total Liabilities and Capital	$1,393,669	$1,378,359

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands except common unit and per common unit data)

	Quarter Ended March 31,
	2013	2012
Revenue
Diversified industrial net sales	$158,888	$156,713
Energy net sales	26,351	12,362
Financial services revenue	6,309	4,036
Investment and other income	221	223
Net investment gains	1,625	2,339
Total revenue	193,394	175,673
Costs and expenses
Cost of goods sold	132,606	121,833
Selling, general and administrative expenses	51,438	40,309
Impairment charges	1,510	—
Finance interest expense	183	320
Recovery of loan losses	(53)	(145)
Interest expense	2,823	3,308
Realized and unrealized loss (gain) on derivatives	439	(571)
Deferred fee liability to related party-increase	—	11,762
Other income	(833)	(407)
Total costs and expenses	188,113	176,409
Income (loss) from continuing operations before income taxes and equity method income (loss)	5,281	(736)
Income tax provision	697	1,693
Income (loss) from equity method investments and investments held at fair value:
(Loss) Income of associated companies, net of taxes	(10,368)	50,540
Income (Loss) from other investments - related party	1,069	(10,800)
(Loss) Income from investments held at fair value	(9,140)	8,638
Net (loss) income from continuing operations	(13,855)	45,949
Discontinued operations:
(Loss) Income from discontinued operations, net of taxes	(30)	1,037
Gain on sale of discontinued operations, net of taxes	5,873	3,152
Income from discontinued operations	5,843	4,189
Net (loss) income	(8,012)	50,138
Net income attributable to noncontrolling interests in consolidated entities:
Continuing operations	(939)	(2,145)
Discontinued operations	(2,999)	(2,023)
	(3,938)	(4,168)
Net (loss) income attributable to common unitholders	$(11,950)	$45,970
Net (loss) income per common unit - basic
Net (loss) income from continuing operations	$(0.49)	$1.74
Net income from discontinued operations	0.09	0.09
Net (loss) income attributable to common unitholders	$(0.40)	$1.83
Net (loss) income per common unit - diluted
Net (loss) income from continuing operations	$(0.49)	$1.74
Net income from discontinued operations	0.09	0.09
Net (loss) income attributable to common unitholders	$(0.40)	$1.83
Weighted average number of common units outstanding - basic	30,254,539	25,183,039
Weighted average number of common units outstanding - diluted	30,254,539	25,210,214

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Quarter Ended March 31,
	2013	2012

Net (loss) income	$(8,012)	$50,138
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities, net of tax (a)	32,189	5,291
Currency translation adjustment	(613)	(957)
Other comprehensive income	31,576	4,334
Comprehensive income	23,564	54,472
Comprehensive income attributable to non-controlling interests	(6,919)	(3,635)
Comprehensive income attributable to common unit holders	$16,645	$50,837

(a) Includes a net tax provision of $1,936 and a net tax benefit $173 for the three months ended March 31, 2013 and 2012, respectively.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(8,012)	$50,138
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net investment gains	(1,625)	(2,339)
Recovery of loan losses	(53)	(145)
Loss (Income) of associated companies	10,368	(50,540)
(Income) Loss from other investments - related party	(1,069)	10,800
Loss (Income) from investments held at fair value	9,140	(8,638)
Gain on sale of discontinued operations	(5,873)	(3,152)
Deferred income taxes	10,907	78
Non-cash income from derivatives	805	—
Accrued interest not paid in cash	93	—
Depreciation and amortization	8,910	6,091
Loss on early retirement of debt	1,319	—
Amortization of debt related costs	253	—
Reclassification of net cash settlements on derivative instruments	(366)	(22)
Stock based compensation	1,802	1,775
Impairment charges	1,510	—
Other	(2,396)	(406)
Net change in operating assets and liabilities:
Receivables	(18,455)	(15,479)
Receivables from related parties	(136)	(2,889)
Inventories	(7,230)	(4,769)
Prepaid and other assets	(3,567)	(792)
Accounts payable, accrued and other liabilities	(5,871)	11,398
Payable to related parties	(251)	314
Increase in deferred fee liability to related party	—	11,762
Net increase in loans held for sale	14,128	8,539
Net cash (used in) provided by operating activities of discontinued operations	(10,744)	400
Net cash (used in) provided by operating activities	(6,413)	12,124
Cash flows from investing activities:
Purchases of investments	(56,816)	(6,656)
Proceeds from sales of investments	8,315	29,829
Maturities of marketable securities	56,199	—
Net (increase) decrease in loans and other receivables	(26,993)	452
Purchases of property and equipment	(5,226)	(6,413)
Reclassification of restricted cash	1,592	(578)
Net cash settlements on derivative instruments	366	22
Proceeds from sale of assets	56	—
Acquisitions, net of cash acquired	271	488
Purchase of subsidiary shares from noncontrolling interests	—	(414)
Investments in associated companies	(30,816)	(10,923)
Proceeds from sales of discontinued operations	32,331	22,761
Net cash used in investing activities of discontinued operations	—	(141)
Other	—	577
Net cash (used in) provided by investing activities	(20,721)	29,004

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows (continued)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from financing activities:
Repurchases of Subordinated Notes	(11,323)	—
Net revolver borrowings	22,000	13,473
Net borrowings of term loans – foreign	—	548
Repayments of term loans – foreign	(1,142)	—
Repayments of term loans – domestic	(15,263)	(1,134)
Repurchases of common stock	(2,098)	—
Deferred finance charges	(15)	—
Net change in overdrafts	2,822	(2,808)
Net decrease in deposits	(895)	(4,031)
Other	4,253	(3,329)
Net cash (used in) provided by financing activities	(1,661)	2,719
Net change for the period	(28,795)	43,847
Effect of exchange rate changes on cash and cash equivalents	(161)	168
Cash and cash equivalents at beginning of period	198,027	127,027
Cash and cash equivalents at end of period	$169,071	$171,042
Cash paid during the period for:
Interest	$3,013	$3,920
Taxes	$2,908	$728
Non-cash investing activities:
Net decrease (increase) in restricted cash from purchase of foreign currency financial instruments	$1,592	$(578)

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(unaudited)
(in thousands except common unit data)

	Common	Accumulated Other Comprehensive	Treasury Units		Partners’		Non-controlling	Total
	Units	Income (Loss)	Units	Dollars	Capital	Total	Interests	Capital
Balance at December 31, 2012	34,940,471	(17,862)	(4,154,371)	(63,181)	545,206	527,344	249,403	776,747
Net (loss) income					(11,950)	(11,950)	3,938	(8,012)
Unrealized gain on available-for-sale investments		28,919				28,919	3,270	32,189
Currency translation adjustment		(326)				(326)	(287)	(613)
Acquisition by subsidiary						—	4,000	4,000
Equity compensation-incentive units					4,431	4,431	—	4,431
Subsidiary's purchases of the Company's Common Units			(531,561)	(6,440)	(6,440)	(6,440)	—	(6,440)
Subsidiary purchases of shares, net of issuances					1,695	1,695	(2,629)	(934)
Other, net					696	696	—	696
Balance at March 31, 2013	34,940,471	$10,731	(4,685,932)	$(69,621)	$533,638	$544,369	$257,695	$802,064

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of the Business
Steel Partners Holdings L.P. (“SPLP” or the “Company”) is a global diversified holding company that engages in multiple businesses through consolidated subsidiaries, associated companies and other interests which represent significant equity interests in these companies. The Company also reports certain other equity investments, investment activity and unallocated corporate expenses within its Corporate segment.
The Company seeks to work with its businesses to increase corporate value over the long term for all stakeholders and shareholders by implementing Steel Partners Operational Excellence programs, the Steel Partners Purchasing Council, Steel Partners Corporate Services, balance sheet improvements, capital allocation policies and growth initiatives.
Steel Partners Holdings GP Inc. (“SPH GP”), a Delaware corporation, is the general partner of SPLP and is wholly owned by SPLP.
Basis of Presentation

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the comparable 2013 presentation.
The consolidated financial statements include the consolidated financial results of SPLP, its wholly owned subsidiary WebFinancial Holding Corporation (“WebFinancial”), Handy & Harman Ltd ("HNH"), BNS Holding, Inc. ("BNS"), the BNS Liquidating Trust, (BNS Liquidating Trust"), DGT Holdings Corp. ("DGT"), Steel Excel Inc. ("Steel Excel") and SPH Services, Inc. ("SPH Services"). Acquired companies are presented from their dates of acquisition (see Note 2 - "Acquisitions" for information on acquisition activity). DGT’s financial statements are recorded on a two-month lag, and as a result the statement of operations for the three months ended March 31, 2013 includes DGT’s activity for its three months ended January 26, 2013.

On August 16, 2012, DGT completed the sale of its RFI subsidiary's Power Conversion assets and operations and on November 3, 2011, DGT completed the sale of its Villa subsidiary. Also, in January 2013, HNH divested substantially all of the assets and existing operations of its Continental Industries ("Continental") business unit, a wholly owned subsidiary of Handy & Harman ("H&H"). The results and operations of RFI, Villa and Continental are presented as discontinued operations in SPLP's consolidated financial statements for the three months ended March 31, 2013 and 2012 (see Note 3 - "Discontinued Operations").

The accompanying unaudited consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not contain all of the footnotes or other financial information that is normally required by accounting principles generally accepted in the United States of America ("GAAP") and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of the Company, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

New Accounting Pronouncements

There have been no new accounting pronouncements issued but not yet adopted by the Company.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

2. ACQUISITIONS

2013 Acquisitions
During the first quarter of 2013, Steel Excel made one acquisition that was not material to SPLP. There were no other acquisitions made in the first quarter of 2013.
2012 Acquisitions
Steel Excel Acquisition
On April 30, 2012, Steel Excel and BNS entered into a definitive Share Acquisition Agreement, pursuant to which on May 31, 2012 (the "Acquisition Date"), Steel Excel acquired all of the capital stock of SWH, Inc. ("SWH"), a wholly owned subsidiary of BNS and the parent company of Sun Well Services, Inc. ("Sun Well"), for an acquisition price of $85,000 less net debt (debt outstanding minus cash), subject to certain adjustments, resulting in net consideration of $68,747. The acquisition price was paid through a combination of 2,027,500 shares of common stock of Steel Excel, valued at $30 per share, and $7,922 in cash. The $68,747 exceeded the carrying value of Sun Well by $26,237.  Pursuant to ASC 810-10-45-23, the excess of fair value received over the carrying value of Sun Well in the Steel Excel acquisition of $26,237 was credited to Capital. Also, Sun Well's assets and liabilities were maintained at their historical basis in the consolidated financial statements.
As a result of the transaction, Steel Excel became a majority-owned controlled subsidiary and is consolidated with SPLP from that date. Prior to obtaining a controlling interest on the Acquisition Date, SPLP owned 4,584,399 shares of Steel Excel (42.0% of the outstanding shares), which were acquired beginning July 15, 2009 and were accounted for under the equity method at fair value. The additional shares of Steel Excel acquired on the Acquisition Date brought the total number of shares owned by SPLP to 6,611,899, representing 51.1% of the outstanding shares of Steel Excel.
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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Acquisition Date and the fair value of the noncontrolling interest in Steel Excel on the Acquisition Date:

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

The estimated amortization of intangibles from the acquisition will be approximately $3,000 for the remainder of 2013, $3,265 in 2014, $2,807 in 2015, $2,186 in 2016, $1,664 in 2017 and $6,052 thereafter.
HNH Acquisitions

Zaklad Przetwórstwa Metali INMET Sp. z o.o.

On November 5, 2012, a subsidiary of H&H acquired 100% of the stock of Zaklad Przetwórstwa Metali INMET Sp. z o.o., a Polish manufacturer of brazing alloys and contact materials. This acquisition provides H&H with a new family of fabricated joining materials and a broader presence in the European market.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

W.P. Hickman Company

On December 31, 2012, a subsidiary of H&H acquired substantially all of the assets of W.P. Hickman Company ("Hickman"), a North American manufacturer of perimeter metal roof edges for low slope roofs. The final purchase price was $8,200, which reflects proceeds from a final working capital adjustment of $300 received in February 2013. The final purchase price allocation was completed during the three months ended March 31, 2013, and HNH recorded final goodwill totaling approximately $2,800 in connection with the Hickman acquisition. This acquisition provides H&H with an add-on product category to its existing roofing business.

    The following unaudited pro forma results of operations for the three months ended March 31, 2012 assumes that the Steel Excel acquisition was made at the beginning of 2012. This unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisition had actually occurred at the beginning of 2012, or of the results that may be reported in the future.

Three Months Ended March 31,
2012
Revenue	$193,459
Net income attributable to common unitholders	45,082
Net income per common unit – basic	1.79
Net income per common unit – diluted	1.79

3. DISCONTINUED OPERATIONS

Assets and Liabilities of discontinued operations at December 31, 2012 consist of HNH's Continental subsidiary ("Continental").

December 31,
2012
Assets of discontinued operations:
Trade and other receivables	$2,729
Inventories	2,765
Other current assets	64
Goodwill	6,041
Other intangibles, net	6,665
Property, plant and equipment, net	5,107
Other assets	7
Total assets	$23,378
Liabilities of discontinued operations:
Trade payables and accrued liabilities	$3,428
Total liabilities	$3,428

Summary results for our discontinued operations included in the Company's Consolidated Statements of Operations are detailed in the table below. Discontinued operations for the quarter ended March 31, 2013 includes the operations of Continental through its sale date. Discontinued operations for the first quarter ended March 31, 2012 includes the results of Continental as well as DGT's former power conversion business operated by RFI (sold in Q4 2012) and DGT's former Villa subsidiary (sold in Q1 2012), through their respective sale dates. SPLP’s net after-tax gain on the sale of Villa, which was recorded in SPLP’s first quarter ended March 31, 2012, was $3,152. The gain was subsequently adjusted, resulting in a net after-tax gain of $2,585 recorded in the year ended December 31, 2012.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

	Quarter Ended March 31,
	2013	2012
Sales	$1,249	$15,671
Net (loss) income	(30)	1,037
(Loss) Gain after taxes and noncontrolling interests	(368)	544
Gain on sale of discontinued operations after taxes and noncontrolling interests	3,213	1,623

HNH’s Discontinued Operations

Continental Industries

In January 2013, HNH divested substantially all of the assets and existing operations of its Continental Industries business unit, a wholly owned subsidiary of H&H, for a cash sales price totaling approximately $37,400 less transaction fees, reflecting a working capital adjustment of approximately $100 expected to be paid in the second quarter of 2013. Proceeds of $3,700 are currently held in escrow pending resolution of certain indemnification provisions contained in the sales agreement. Located in the State of Oklahoma, Continental Industries manufactures plastic and steel fittings and connectors for natural gas, propane and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection and lightning protection. It was part of HNH's Engineered Materials reporting segment.

4. INVESTMENTS

A) Short-Term Investments

Marketable Securities

The Company's short-term investments primarily consist of its marketable securities portfolio held by its subsidiary, Steel Excel. Steel Excel holds its marketable securities as available-for-sale and marks them to market. Classification of marketable securities as a current asset is based on the intended holding period and realizability of the asset. Steel Excel's Investment Committee was directed by their Board to establish and implement an investment policy for their portfolio that meets the following general objectives: preserve principal; maximize total return given overall market conditions; meet internal liquidity requirements; and comply with applicable accounting, internal control and reporting requirements and standards. Steel Excel's Investment Committee is authorized, among other things, to invest its excess cash directly or allocate investments to outside managers for investment in equity or debt securities, provided that Steel Excel's Investment Committee may not invest more than $25,000 in any single investment or with any single asset manager without their Board's approval. Given the overall market conditions, Steel Excel regularly reviews its investment portfolio to ensure adherence to the investment policy and to monitor individual investments for risk analysis and proper valuation. The Company's portfolio of marketable securities was as follows:

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

	March 31, 2013				December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Available for sale securities
Short-term deposits	$47,490	$—	$—	$47,490	$48,596	$—	$—	$48,596
Mutual funds	10,368	2,724	—	13,092	10,368	1,452	—	11,820
United States government securities	94,569	14	(107)	94,476	99,525	20	(68)	99,477
Equity securities	30,298	2,894	(662)	32,530	20,822	1,217	(1,922)	20,117
Commercial paper	21,548	2	(4)	21,546	22,292	5	(6)	22,291
Corporate obligations	54,376	1,029	(475)	54,930	48,683	308	(277)	48,714
Total marketable securities	258,649	6,663	(1,248)	264,064	250,286	3,002	(2,273)	251,015
Amounts classified as cash equivalents	(61,727)	—	—	(61,727)	(51,887)	—	—	(51,887)
Amounts classified as marketable securities	$196,922	$6,663	$(1,248)	$202,337	$198,399	$3,002	$(2,273)	$199,128

The Company's investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. Steel Excel has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the periods ended March 31, 2013 were not deemed to be other-than-temporary.

Marketable securities of $8,315 were sold in the first three months ended March 31, 2013, resulting in gross gains of $1,300. These gains are included in Other Income on the Consolidated Statement of Operations. The amortized cost and estimated fair value of investments in available-for-sale securities as of March 31, 2013, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
Mature in one year or less	$230,134	$234,999
Mature after one year through three years	8,016	8,415
Mature after three years	20,499	20,650
	$258,649	$264,064

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

B. Long-Term Investments

The following table summarizes the Company's long-term investments as of March 31, 2013 and December 31, 2012. For those investments at fair value, the carrying amount of the investment equals its respective fair value.

			Investment Balance		Income (Loss) Recorded in Statement of Operations
					Three Months Ended
					March 31,
			March 31, 2013	December 31, 2012	2013	2012
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in OCI:
Equity securities - U.S. (1), (2)
Computer Software and Services			$5,241	$3,824
Aerospace/Defense			55,607	38,256
Manufacturing			30,176	28,032
Restaurants			18,821	15,012
Other			954	35,704
			110,799	120,828
Fair Value Changes Recorded in Consolidated Statement of Operations:
API Group PLC ("API") (1)			23,537	32,678	$(9,140)	$8,542
Barbican			—	—	—	96
			$134,336	$153,506	$(9,140)	$8,638
(B) EQUITY METHOD INVESTMENTS
Investments in Associated Companies:	March 31, 2013	December 31, 2012
At Cost:	Ownership
CoSine	48.6%	46.8%	$6,556	$6,668	$(112)	$(97)
Other	40.0%	—%	4,000	—	—	—
At Fair Value:
Fox & Hound (3)	50.0%	50.0%	5,282	10,521	(5,239)	29,760
SL Industries, Inc. (2)	24.0%	24.1%	18,036	17,907	129	3,339
ModusLink Global Solutions, Inc. (1)	27.2%	14.8%	46,138	—	(5,146)	—
Steel Excel	51.6%	51.2%			—	17,538
			$80,012	$35,096	$(10,368)	$50,540
Other Investments at Fair Value - Related Party:
SPII Liquidating Trust - Series B (Barbican) (3)			16	16	$—	$74
SPII Liquidating Trust - Series D ( Fox & Hound) (3)			528	542	(14)	(11,140)
SPII Liquidating Trust - Series G (SPCA) (3), (4)			6,135	6,016	119	666
SPII Liquidating Trust - Series H (SPJSF) (3), (5)			4,889	3,891	998	(135)
SPII Liquidating Trust - Series I (3)			764	798	(34)	(265)
			$12,332	$11,263	$1,069	$(10,800)
(C) OTHER INVESTMENTS
ModusLink Warrants (3)			$3,046	$—	$(138)	$—

Total Long-Term Investments			$229,726	$199,865
(1) Level 1 investment. Equity securities totaling $75,652 and $79,352 were classified as Level 1 investments as of March 31, 2013 and December 31, 2012, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

(2) Level 2 investment. Equity securities totaling $51,146 and $41,476 were classified as Level 2 investments as of March 31, 2013 and December 31, 2012, respectively.
(3) Level 3 investment. For additional information related to the Company's Level 3 investments, see Note 5 - "Fair Value Measurements."
(4) Steel Partners China Access I L.P.
(5) Steel Partners Japan Strategic Fund, L.P.

The following table presents activity for the available-for-sale securities presented in the table above for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in OCI:
Proceeds from sales	$—	$26,984
Gross gains from sales	$—	$2,879
Gross losses from sales	—	—
Net investment gain	$—	$2,879
Change in net unrealized holding gains (losses) included in other comprehensive income	$31,881	$5,119
Reclassified out of other comprehensive income (loss):
Unrealized gains	$—	$3,032
Unrealized losses	2,632	—
Total	$2,632	$3,032

(A) AVAILABLE-FOR-SALE SECURITIES

Fair Value Changes Recorded in OCI

For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. Gross unrealized gains and gross unrealized losses are reported in Accumulated other comprehensive loss in the consolidated balance sheets.

The cost basis and unrealized gains and losses related to our available for sale securities is as follows:

	March 31, 2013				December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Computer Software and Services	$4,447	$794	$—	$5,241	$4,447	$4	$(627)	$3,824
Aerospace/Defense	11,675	43,932	—	55,607	11,675	26,581	—	38,256
Manufacturing	16,278	13,898	—	30,176	16,278	11,754	—	28,032
Restaurants	5,974	12,847	—	18,821	5,974	9,038	—	15,012
Other	816	138	—	954	43,177	101	(7,574)	35,704
	$39,190	$71,609	$—	$110,799	$81,551	$47,478	$(8,201)	$120,828
Fair Value Changes Recorded in Consolidated Statement of Operations

Available for sale securities also includes the Company's investment in API. Changes in the fair value of the API and Barbican investments (prior to the sale of Barbican in the fourth quarter of 2012) are reported in the consolidated statement of operations as Income (loss) from investments held at fair value.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

(B) EQUITY METHOD INVESTMENTS

Investments in Associated Companies

The Company’s investments in associated companies are accounted for under the equity method of accounting. The Company elected to record certain investments under the equity method at fair value beginning on the dates these investments became subject to the equity method. Associated companies are included in either the Diversified Industrial, Energy or Corporate segments. Certain associated companies have a fiscal year end that differs from December 31. Additional information for each of SPLP's investments in associated companies that have impacted the Consolidated Statement of Operations during 2013 or 2012 follows:

Equity Method

•
The investment in CoSine is reported on the equity method. SPLP recorded $1 as its share of capital changes for the three months ended March 31, 2013 and 2012, respectively. The aggregate market value of the Company’s interest in CoSine was $9,559 at March 31, 2013 and December 31, 2012, respectively.

•
In the first quarter of 2013, Steel Excel made an investment in a fitness equipment company. The investment was a 40% membership interest for a cash price of $4,000. This investment will be accounted for as an associated company as the Company owns less than 50% and does not have control of its operations.

Equity Method, At Fair Value:

•
On March 31, 2013 and December 31, 2012, the Company held an investment in the common stock of a public company, ModusLink Global Solutions, Inc. ("ModusLink"), which is currently classified as an investment in associated company on the consolidated balance sheet. As of December 31, 2012, this investment was classified as an available-for-sale security.

On February 11, 2013, SPLP entered into an agreement ("Investment Agreement") whereby, under certain conditions, it agreed to purchase 7,500,000 shares of ModusLink common stock at a price of $4.00 per share (for a total investment of approximately $30,000) and receive warrants to purchase 2,000,000 additional shares of ModusLink common stock at an exercise price of $5.00 per share. As of March 11, 2013, SPLP and its subsidiaries, owned a combined total of 6,481,185 ModusLink common shares, which represented 14.7% of ModusLink's outstanding shares. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. ("SPH GP").

At its annual meeting held on March 12, 2013, ModusLink's stockholders voted to approve the Investment Agreement with SPLP and also to elect Warren G. Lichtenstein and Glen M. Kassan to the ModusLink Board of Directors, both of whom are directors of HNH. Mr. Lichtenstein is also Executive Chairman of SPH GP. Also on March 12, 2013, pursuant to the terms and conditions of the Investment Agreement, SPLP purchased the 7,500,000 shares of ModusLink's common stock. As a result of this transaction, SPLP and HNH own 15.6% and 11.6% of ModusLink's common stock, respectively, for an aggregate ownership of 27.2% as of March 31, 2013. The warrants to purchase 2,000,000 additional shares of ModusLink common stock will expire five years following the closing of the Investment Agreement (see Note 6 - "Financial Instruments" for additional information).

SPLP and HNH have historically accounted for their investment in ModusLink as an available-for-sale security in non-current assets. As of December 31, 2012, the cost of the Company's investment in ModusLink was approximately $25,900, and the fair value was approximately $18,800. The unrealized loss associated with this security was included in accumulated other comprehensive loss on the consolidated balance sheet and also on the consolidated statement of changes in stockholders' equity, net of tax. The change in the unrealized gain or loss was included in other comprehensive income (loss).

As a result of the board representation described above, together with HNH's direct ownership of an additional 11.6% of ModusLink common stock, SPLP has concluded that it has significant influence over the operating and financial policies of ModusLink, and therefore its investment in ModusLink is subject to the equity method of accounting as of March 12, 2013.

SPLP and HNH have elected the option to value their investment in ModusLink using fair value, effective March 12, 2013. As a result, the Company will carry its ModusLink investment on the consolidated balance sheet at fair value, with

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

unrealized gains and losses on the investment reported in net income. The Company elected to record its investment in ModusLink on the equity method at fair value in order to more appropriately reflect the value of ModusLink in its financial statements. On March 12, 2013, the accumulated unrealized loss of approximately $4,800 related to ModusLink that was recorded in accumulated other comprehensive loss, net of tax, was reclassified to earnings. An unrealized loss of $5,146 is included in (Loss) Income of associated companies, net of taxes, on the consolidated income statement for the three months ended March 31, 2013, primarily as a result of the aforementioned transfer from accumulated other comprehensive loss. Prior to March 12, 2013, there had been no sales or realized gains or losses from this marketable security, and no impairments recognized in the consolidated income statement.

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

•
During the second quarter of 2012, SPLP acquired an additional 2,227,500 shares of Steel Excel, a publicly traded company. As a result SPLP's ownership increased to 51.1% of the outstanding shares and Steel Excel became a majority-owned controlled subsidiary (for additional information on this transaction, see Note 2 - "Acquisitions"). Steel Excel owns several oilfield services companies and is seeking to acquire additional business operations. The identification of new business operations includes, but is not limited to, the oilfield servicing, sports, training, education, entertainment, and lifestyle businesses.

The following table presents summarized balance sheet and income statement data for SPLP's associated company investments:

	March 31, 2013	December 31, 2012
Summary of balance sheet amounts:
Current assets	$391,853	$96,280
Noncurrent assets	305,494	252,005
Total assets	$697,347	$348,285
Current liabilities	$367,432	$61,201
Noncurrent liabilities	76,360	170,857
Total liabilities	443,792	232,058
Parent equity	253,555	116,227
Total liabilities and equity	$697,347	$348,285
	Three Months Ended March 31,
	2013	2012
Summary income statement amounts:
Revenue	$325,212	$125,774
Gross profit	39,945	11,527
(Loss) Income from continuing operations	(12,464)	2,011
Net loss after noncontrolling interests	(13,590)	(5,652)

Other Investments at Fair Value - Related Party

Other investments - related party, consist of the Company’s investment in each series of the SPII Liquidating Trust (see Note 12 - “Related Party Transactions”) accounted for under the equity method. The purpose of the SPII Liquidating Trust is to effect the orderly liquidation of certain assets previously held by Steel Partners II, L.P. ("SPII"). SPLP’s financial position, financial performance and cash flows will be affected by the extent to which the operations of the SPII Liquidating Trust results in realized or unrealized gains (losses) and by distributions it makes in each reporting period. The Company holds variable interests in each series of the SPII Liquidating Trust. These investments were acquired and initially recorded in connection with an exchange transaction in which the Company acquired the limited partnership interest of SPII consisting of holdings in a

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

variety of companies, in exchange for our common units which were distributed to certain former indirect investors in SPII (the “Exchange Transaction”). The Company elected to account for its investments in each series of the SPII Liquidating Trust under the equity method at fair value beginning July 16, 2009, the date these investments became subject to the equity method.

Each series of the SPII Liquidating Trust is separate and distinct with respect to its assets, liabilities and net assets. Each individual series has no liability or claim with respect to the liabilities or assets of the other series. Each series shares in the costs, assets and liabilities, if any, that are not specifically attributable to a particular series. Each series generally holds the securities related to a specific investment and cash for operating expenses of the series. The investments in the SPII Liquidating Trust are not redeemable and distributions will be received from the SPII Liquidating Trust as the underlying assets held are sold over a period which is not determinable. There are no unfunded capital commitments with respect to these investments. The fair values for the investments in the SPII Liquidating Trust have been estimated using the net asset value of such interests as reported by the SPII Liquidating Trust. The following tables provide combined summarized data with respect to the other investments - related party accounted for under the equity method, at fair value:

	March 31, 2013	December 31, 2012
Summary of balance sheet amounts:
Total assets	$28,188	$25,824
Total liabilities	(89)	(37)
Net Asset Value	$28,099	$25,787

	Three Months Ended March 31,
	2013	2012
Summary income statement amounts:
Net increase (decrease) in net assets from operations	$1,898	$(24,682)

(C) OTHER INVESTMENTS

In connection with the acquisition of ModusLink common shares in March 2013, the Company received warrants ("ModusLink Warrants") to acquire an additional 2,000,000 shares at an exercise price of $5.00 per share. The ModusLink Warrants are accounted for as an asset at fair value with changes in fair value recognized each period in Other income in the consolidated statement of operations. The warrants have a life of 5 years and were valued using the Black-Scholes option pricing model. Assumptions used in the valuation were as follows: 1) volatility of 67.6% 2) term of 5 years 3) risk free interest rate of 0.768% based on the U.S. Treasury bill yield, and 4) an expected dividend of $0.

Other Investments at Cost

The Company also has an investment in a Japanese real estate partnership. This investment is accounted for as an investment at cost and included in Other non-current assets on the consolidated balance sheet. Due to declines observed in this business, the Company recorded an impairment of $1,511 for the three months ended March 31, 2013 relating to this investment included in Asset impairment charges in the Consolidated Statements of Operations. This investment was recorded at $3,065 and $4,576 at March 31, 2013 and December 31, 2012, respectively.

5. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements as of March 31, 2013 and December 31, 2012 are summarized by type of inputs applicable to the fair value measurements as follows:

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

March 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$187,587	$54,756	$21,725	$264,068
Long-term investments (a)	129,328	69,182	20,660	219,170
Non-controlling interests in certain funds	—	—	1,021	1,021
Commodity contracts on precious metals	88	—	—	88
Total	$317,003	$123,938	$43,406	$484,347

Liabilities:
Financial instruments	$—	$23,150	$—	$23,150
Interest rate swap agreement	—	277	—	277
Total	$—	$23,427	$—	$23,427

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$128,123	$69,222	$1,783	$199,128
Long-term investments (a)	112,030	59,383	21,784	193,197
Non-controlling interests in certain funds (b)	—	—	1,021	1,021
Commodity contracts on precious metals	127	—	—	127
Total	$240,280	$128,605	$24,588	$393,473

Liabilities:
Financial instruments	$—	$24,742	$—	$24,742
Derivative features of subordinated notes	—	—	184	184
Commodity contracts on precious metals	—	27	—	27
Total	$—	$24,769	$184	$24,953
(a) For additional detail of the marketable securities and long-term investments see Note 4 - "Investments."

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

Level 3 - Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation and due to lack of observable inputs, the assumptions used may impact the fair value of these investments in future periods. Investments which are generally included in this category include private investments, non-exchange traded derivative contracts, and currency and interest rate swaps.

Investments with a fair value of approximately $3,800 were transferred from Level 1 to Level 2 based upon a reduction in the number of shares traded. There were no investments transferred from Level 2 to Level 1. The futures contracts are Level 1 measurements since they are traded on a commodity exchange. The forward contracts are entered into with a counterparty, and are considered Level 2 measurements.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long - Term Investments
	Investments in Associated Companies (a)	Other Investments - Related Party (b)	ModusLink Warrants (c)	Marketable Securities and Other (d)	Other Investments	Total
Assets
Balance at December 31, 2011	$—	$42,653	$—	$—	$13,623	$56,276
Purchases	10,923	—	—	—	—	10,923
Sales	—	—	—	—	—	—
Unrealized gains	29,760	740	—	—	96	30,596
Unrealized losses	—	(11,540)	—	—	—	(11,540)
Balance at March 31, 2012	$40,683	$31,853	$—	$—	$13,719	$86,255

Balance at December 31, 2012	$10,521	$11,263	$—	$2,804	$—	$24,588
Purchases	—	—	3,184	19,900	—	23,084
Sales	—	—	—		—	—
Unrealized gains	—	1,118	—	42	—	1,160
Unrealized losses	(5,239)	(49)	(138)		—	(5,426)
Balance at March 31, 2013	$5,282	$12,332	$3,046	$22,746	$—	$43,406

(a) Unrealized losses are recorded in (Loss) Income of associated companies, net of taxes in the Consolidated Statement of Operations.
(b) Unrealized gains and losses are recorded in Income (Loss) from other investments-related party in the Consolidated Statement of Operations.
(c) Unrealized losses are recorded in Other income in the Consolidated Statement of Operations.
(d) There were no unrealized gains recorded in the Consolidated Statement of Operations in the first quarter of 2013.

Long-Term Investments - Valuation Techniques

The Company primarily uses two valuation methods to estimate the fair value of its equity securities measured using Level 3 inputs. The Company estimates the value of its indirect investment in Fox & Hound primarily using a discounted cash flow method using a market risk premium of 30%. The Company estimates the value of its interest in the SPII Liquidating Trust based on the net asset value of each series of the Trust. There are no unfunded capital commitments with respect to these investments. The ModusLink Warrants are valued using the the Black-Scholes option pricing model (for additional information see Note 4 - "Investments").

Marketable Securities and Other - Investment Techniques

The increase in Marketable Securities and Other during the three-month period ended March 31, 2013 was primarily the result of a debtor-in-possession loan. In November 2012, Steel Excel purchased $11,900 face amount of 3.75% Unsecured Convertible Subordinated Debentures Due 2026 in School Specialty Inc., a market leader in school supplies and educational materials (“School Specialties”), at a total cost of $6,000. On January 28, 2013, School Specialties filed a Chapter 11 bankruptcy petition. On February 26, 2013, Steel Excel committed to participate, with a share in the amount of approximately $22,000, in a $155,000 debtor-in-possession loan to School Specialties. Steel Excel believes the loan, in conjunction with other sources of financing, will enable School Specialties to successfully execute a plan of reorganization or other alternative transaction. While there is no active trading of this investment, it will be marked to fair value based on quoted interest rates and other observable inputs. Based on the limited period such investment was outstanding, cost was deemed to be a reasonable approximation of fair value at March 31, 2013.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Steel Excel periodically monitors its two venture capital funds based on quarterly statements they receive from each of the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. The statements reflect the net asset value, which Steel Excel uses to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company.

Level 3 Liabilities

During the three months ended March 31, 2013, the Company recognized a $184 decrease in fair value for the derivative features of the HNH Subordinated notes which reduced the balance from $184 at December 31, 2012 to $0 at March 31, 2013. As of March 31, 2013, the Company no longer holds any financial liabilities that are measured using Level 3 inputs.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets measured at fair value on a non-recurring basis include the assets acquired and liabilities assumed in the acquisitions described in Note 3 – “Acquisitions”. Significant judgments and estimates are made to determine the acquisition date fair values which may include the use of appraisals, discounted cash flow techniques or other information the Company considers relevant to the fair value measurement. Subsequent to initial measurement, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate, in management’s judgment, that carrying values may not be recoverable. Circumstances that could trigger an interim impairment test include but are not limited to: the occurrence of a significant change in circumstances, such as continuing adverse business conditions or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; or results of testing for recoverability of a significant asset group within a reporting unit.

As of March 31, 2013 and December 31, 2012, WebBank has impaired loans of $2,752, of which $2,198 is guaranteed by the USDA or SBA and $2,915, of which $2,328 is guaranteed by the USDA or SBA, respectively. These loans are measured at fair value on a nonrecurring basis using Level 3 inputs. Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of loan agreements, including scheduled interest payments. When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, when appropriate, the loan’s observable fair value or the fair value of the collateral (less any selling costs) if the loan is collateral-dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses, or by charging down the loan to its value determined in accordance with generally accepted accounting principles. There were no amounts charged against the allowance for loan losses for the three months ended March 31, 2013 and 2012, respectively.

6. FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Risk

Financial instruments include $23,150 and $24,742 at March 31, 2013 and December 31, 2012, respectively, of amounts payable in foreign currencies which are subject to the risk of exchange rate changes. These financial instruments resulted from transactions entered into for risk management purposes, are collateralized by an equivalent amount included in restricted cash and have no maturity date. The liabilities are accounted for at fair value on the balance sheet date with changes in fair value reported in the consolidated statement of operations included in net investment gain (loss). The liabilities are not designated as hedging instruments. The foreign currency financial instrument liabilities at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013		December 31, 2012
Currency	Carrying Amount	Notional Amount	Carrying Amount	Notional Amount
Japanese Yen	$1,561	¥147,111	$1,695	¥146,991
Pound Sterling	21,589	£14,207	23,047	£14,186
Total	$23,150		$24,742

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Information is summarized below for foreign currency financial liabilities and related restricted cash:

Foreign exchange transactions:	March 31,
	2013	2012
Balance, beginning of period	$24,742	$23,736
Net investment (gains) losses	(1,625)	540
Receipt of dividends, net of interest expense	33	38
Balance of foreign currency financial instruments liability and related restricted cash, end of period (a)	$23,150	$24,314
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

Commodity Contracts

HNH enters into commodity futures and forwards contracts on precious metals that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations. As of March 31, 2013, HNH had entered into future contracts for gold with a total value of $1,600 and $4,800 for silver. There were no forward contracts outstanding at March 31, 2013. As of March 31, 2013, HNH had the following outstanding forward or future contracts with settlement dates ranging from May to June, 2013:

Commodity	Amount
Silver	165,000 ounces
Gold	1,000 ounces

HNH Interest Rate Swap Agreement

As discussed in Note 13 - "Debt and Capital Lease Obligations" Handy & Harman Group Ltd. ("H&H") Group entered into an interest rate swap agreement in February 2013 to reduce its exposure to interest rate fluctuations. H&H Group entered into the interest rate swap as an economic hedge of its debt but has elected not to account for the interest rate swap agreement as a hedge under Accounting Standards Codification 815, Derivatives and Hedging. HNH records the expense (or gain) both from the mark-to-market adjustments and net settlements in interest expense on the consolidated income statement as the hedge is intended to offset interest rate movements.

Subordinated Notes

During the first quarter of 2013, HNH’s redeemed its 10% Subordinated secured notes due 2017 (the "Subordinated Notes") (see Note 13 - "Debt and Capital Lease Obligations"). The Subordinated Notes had embedded call premiums and warrants associated with them. The Company treated the fair value of these features together as both a discount and a derivative liability at inception of the loan agreement, valued at $2,634. The discount was amortized over the life of the notes as an adjustment to interest expense, and the derivative liability was marked to market at each balance sheet date. As of December 31, 2012, a mark to market adjustment of $831 was recorded as unrealized gains on derivatives. The fair value of the derivative asset (liability) was $184 as of December 31, 2012.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Fair Value of Derivative Instruments in the Consolidated Balance Sheets:

Derivative	Balance Sheet Location	March 31, 2013	December 31, 2012
Foreign currency financial instruments (a)	Financial instruments	$23,150	$24,742
Commodity contracts (a)	Other current assets	$88	$(127)
Commodity contracts (a)	Other current liabilities	$—	$27
Interest rate swap agreement (a)	Other current liabilities	$(277)	$—
Derivative features of subordinated notes (a)	Long-term debt	$—	$(184)
(a) Carrying amount equals fair value.

Effect of derivative instruments on the Consolidated Statements of Operations:

		Quarter Ended March 31,
		2013	2012
Derivative	Statement of Operations Location	Gain (loss)	Gain (loss)
Foreign currency financial instruments	Net investment gains	$1,625	$(540)
Commodity contracts	Realized and unrealized loss (gain) on derivatives	354	257
Interest rate swap agreement	Interest expense	(277)	—
Derivative features of subordinated notes	Realized and unrealized (gain) loss on derivatives	(184)	313
Total derivatives		$1,518	$30

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

At March 31, 2013 and December 31, 2012, WebBank’s undisbursed loan commitments totaled $78,928 and $155,378, respectively. Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. WebBank’s commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by WebBank upon extension of credit is based on management’s credit evaluation of the borrower.

WebBank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. WebBank uses the same credit policy in making commitments and conditional obligations as it does for on-balance sheet instruments.

WebBank also estimates an allowance for potential losses on off-balance sheet contingent credit exposure. WebBank determines an allowance for this contingent credit exposure based on historical experience and portfolio analysis. The allowance was $658 and $740 at March 31, 2013 and December 31, 2012, respectively, and is included within Other current liabilities in the consolidated balance sheets. Increases or decreases in the allowance are included in Selling, general and administrative expenses in the consolidated statements of operations. The amount included in Selling, general and administrative expenses for credit losses on off-balance sheet contingent credit exposure was an expense of $2 and a benefit of$110 for the three months ended March 31, 2013 and 2012, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

7. TRADE, OTHER AND LOANS RECEIVABLE

Trade and Other Receivables

	March 31, 2013	December 31, 2012
Trade accounts receivable, net of allowance for doubtful accounts of $2,494 in 2013 and $2,264 in 2012	$104,003	$85,463
Other receivables (a)	27,011	2,194
Total	$131,014	$87,657
(a) Includes approximately $25,000 receivable related to HNH note redemption. See Note 13 - "Debt and Capital Lease Obligations" for addition information.

Loans Receivable

Major classification of WebBank’s loans receivable at March 31, 2013 and December 31, 2012 are as follows:

	Total				Current		Non-current
	March 31, 2013%		December 31, 2012%		March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Real estate loans:
Commercial – owner occupied	$6,560	12%	$6,724	10%	$206	$198	$6,354	$6,526
Commercial – other	315	—%	318	—%	9	9	306	309
Total real estate loans	6,875	12%	7,042	10%	215	207	6,660	6,835
Commercial and industrial	11,944	21%	9,832	15%	482	451	11,462	9,381
Loans held for sale	37,377	67%	51,505	75%	37,377	51,505	—	—
Total loans	56,196	100%	68,379	100%	38,074	52,163	18,122	16,216
Less:
Deferred fees and discounts	20		21		20	21	—	—
Allowance for loan losses	(267)		(285)		(267)	(285)	—	—
Total loans receivable, net (a)	$55,949		$68,115		$37,827	$51,899	$18,122	$16,216
(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, net was $55,498 and $71,111 at March 31, 2013 and December 31, 2012, respectively.

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

The methodologies used to estimate the ALLL depend upon the impairment status and portfolio segment of the loan. For the commercial loans a comprehensive loan grading system is used to assign loss given default grades to each loan. The credit quality indicators discussed subsequently are based on this grading system. Loss given default grades are based on both financial and statistical models and loan officers’ judgment. Groupings of these grades are created for each loan class and calculate historic loss rates ranging from the previous 36 to 48 months.

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

Changes in the allowance for loan and lease losses are summarized as follows:

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Unallocated	Total
Beginning balance - December 31, 2012	$187	$34	$64	$—	$285
Charge-offs	—	—	—	—	—
Recoveries	1	12	24	—	37
Provision	(39)	(1)	(15)	—	(55)
Ending Balance – March 31, 2013	$149	$45	$73	$—	$267

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows at March 31, 2013:

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	149	45	73	267
Total	$149	$45	$73	$267
Outstanding Loan balances:
Individually evaluated for impairment (1)	$2,597	$—	$155	$2,752
Collectively evaluated for impairment	3,963	315	11,789	16,067
Total	$6,560	$315	$11,944	$18,819

(1) $2,198 is guaranteed by the USDA or SBA.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Loans are reported as past due when either principal or interest is due and unpaid for a period of 30 days or more. Loans past due 90 days or more and still accruing interest were $0 and $2,581 at March 31, 2013 and December 31, 2012, respectively.

Nonaccrual loans are summarized as follows:

	March 31, 2013	December 31, 2012
Real Estate Loans:
Commercial - Owner Occupied	$505	$147
Total Real Estate Loans	505	147
Commercial and Industrial	94	94
Total Loans	$599	$241

Past due loans (accruing and nonaccruing) are summarized as follows at March 31, 2013:

	Current	30-89 days past due	90+ days past due	Total past due (1)	Total loans	Recorded investment in accruing loans 90+ days past due	Nonaccrual loans that are current (2)
Real Estate Loans:
Commercial - Owner Occupied	$6,007	$48	$505	$553	$6,560	$—	$—
Commercial - Other	315	—	—	—	315	—	—
Total Real Estate Loans	6,322	48	505	553	6,875	—	—
Commercial and Industrial	11,850	—	94	94	11,944	—	—
Total Loans	$18,172	$48	$599	$647	$18,819	$—	$—

(1) $90 is guaranteed by the USDA or SBA.
(2) Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

Credit Quality Indicators

In addition to the past due and nonaccrual criteria, loans are analyzed using a loan grading system. Generally, internal grades are assigned to loans based on the performance of the loans, financial/statistical models and loan officer judgment. Loans are reviewed and graded annually or whenever material information is received. In some circumstances, such as smaller performing loans, it may not be possible to obtain the necessary information to update the grades annually. Upon consideration of relevant factors, the Bank Loan Committee may waive on a case-by-case basis the annual grading requirement. Grades follow definitions of Pass, Special Mention, Substandard, and Doubtful. The definitions of Pass, Special Mention, Substandard, and Doubtful are summarized as follows:

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows at March 31, 2013:

	Pass	Special Mention	Sub- standard (1)	Doubtful	Total loans
Real Estate Loans:
Construction	$—	$—	$—	$—	$—
Commercial - Owner Occupied	3,963	—	2,597	—	6,560
Commercial - Other	315	—	—	—	315
Total Real Estate Loans	4,278	—	2,597	—	6,875
Commercial and Industrial	11,789	—	155	—	11,944
Total Loans	$16,067	$—	$2,752	$—	$18,819

(1) $2,198 is guaranteed by the USDA or SBA.

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

Information on impaired loans is summarized as follows at March 31, 2013:

		Recorded investment
	Unpaid principle balance	with no allowance	with allowance	Total recorded investment (1)	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$2,816	$2,597	$—	$2,597	$—	$2,675
Total Real Estate Loans	2,816	2,597	—	2,597	—	2,675
Commercial and Industrial	463	140	15	155	—	165
Total Loans	$3,279	$2,737	$15	$2,752	$—	$2,840

(1) $2,198 is guaranteed by the USDA or SBA.

8. INVENTORIES

A summary of inventories is as follows:

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

	March 31, 2013	December 31, 2012
Finished products	$21,531	$20,382
In – process	11,073	9,513
Raw materials	16,694	16,507
Fine and fabricated precious metal in various stages of completion	13,224	9,599
	62,522	56,001
Inventory reserve	(2,094)	(2,846)
	$60,428	$53,155

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, HNH purchases, maintains and utilizes precious metal inventory. HNH records its precious metal inventory at LIFO cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold. The market value of the precious metal inventory exceeded LIFO cost by $2,094 and $2,846 as of March 31, 2013 and December 31, 2012, respectively.

Certain customers and suppliers of HNH choose to do business on a “toll” basis, and furnish precious metal to HNH for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet. As of March 31, 2013, HNH’s customer metal consisted of 185,049 ounces of silver, 556 ounces of gold, and 1,399 ounces of palladium. As of December 31, 2012, HNH’s customer metal consisted of 208,433 ounces of silver, 541 ounces of gold, and 1,399 ounces of palladium.

	March 31, 2013	December 31, 2012
Supplemental inventory information:
Precious metals stated at LIFO cost	$9,819	$5,460
Market value per ounce:
Silver	28.37	30.20
Gold	1,595.30	1,675.40
Palladium	767.50	702.85

9. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	March 31, 2013	December 31, 2012
Land	$10,160	$10,221
Buildings and improvements	55,380	54,111
Machinery, equipment and other	158,399	154,530
Construction in progress	9,931	10,059
	233,870	228,921
Accumulated depreciation and amortization	(48,711)	(42,763)
Net property, plant and equipment	$185,159	$186,158

Depreciation expense was $6,065 and $3,761 for the three months ended March 31, 2013 and 2012, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

10. GOODWILL AND OTHER INTANGIBLES

A reconciliation of the change in the carrying value of goodwill is as follows:

	March 31, 2013	December 31, 2012
Balance at beginning of year	$63,622	$36,756
BNS sale of SWH to Steel Excel	—	(24,836)
Acquisition of Steel Excel	—	48,468
Acquisition of Hickman (a)	(454)	3,267
Other acquisitions	5,164	154
Impairment	—	(192)
Currency translation adjustment	(8)	5
Balance at end of period/year	$68,324	$63,622

(a) Represents final purchase price allocation adjustments, including a final working capital adjustment, associated with the prior year HNH acquisition of Hickman. For additional information, see Note 2 - "Acquisitions."

A summary of intangible assets other than goodwill is summarized as follows:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Product and customer relationships	$107,166	$17,178	89,988	$106,876	$15,242	$91,634
Trademarks	24,630	2,590	22,040	24,630	2,145	22,485
Patents and technology	19,084	4,479	14,605	19,025	4,063	14,962
Other	2,290	1,219	1,071	2,446	1,182	1,264
	$153,170	$25,466	127,704	$152,977	$22,632	$130,345

Trademarks with indefinite lives as of March 31, 2013 and December 31, 2012 were $8,020. Amortization expense related to intangible assets was $2,845 and $2,081 for the three months ended March 31, 2013 and 2012, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

11. BANK DEPOSITS

A summary of WebBank deposits is as follows:

Time deposits year of maturity:	March 31, 2013	December 31, 2012
2013	$19,205	$25,838
2014	9,098	9,094
2015	14,269	14,264
2016	11,509	11,507
Total time deposits	54,081	60,703
Money market deposits	23,638	17,906
Total deposits (a)	$77,719	$78,609
Current	$42,843	$43,744
Long-term	34,876	34,865
Total deposits	$77,719	$78,609

Time deposit accounts under $100	$49,918	$53,897
Time deposit accounts $100 and over	4,163	6,806
Total time deposits	$54,081	$60,703

(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of Deposits was $78,819 and $79,581 at March 31, 2013 and December 31, 2012, respectively.

12. RELATED PARTY TRANSACTIONS

Management Agreement

On November 23, 2011, SPLP, SPH Group LLC, a wholly owned subsidiary of SPLP, and SPLLC entered into the Third Amended and Restated Management Agreement, effective as of January 1, 2012, to, among other things, revise the compensation to be paid to the Manager and to extend the term of the agreement. Effective January 1, 2012, the Manager receives a Management Fee at an annual rate of 1.5% of total partner’s capital, payable on the first day of each quarter and subject to quarterly adjustment. The Management Agreement will continue until December 31, 2013 and will be automatically renewed thereafter for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the independent directors.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. For the three months ended March 31, 2013 and 2012, the Manager earned a Management Fee of $1,978 and $1,546, respectively. The management fee is included in Selling General and Administrative expenses in the consolidated statement of operations. Unpaid amounts for management fees included in Payable to related parties were $1,978 and $2,097 at March 31, 2013 and December 31, 2012, respectively. The Manager incurred $215 and $268 of reimbursable expenses during the three months ended March 31, 2013 and 2012, respectively, in connection with its provision of services under the Management Agreement. Unpaid amounts for reimbursable expenses were $443 and $573 at March 31, 2013 and December 31, 2012, respectively, and are included in Payable to related parties.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Corporate Services
On January 1, 2012, SPH Services, a new subsidiary of SPLP, was created to consolidate the executive and corporate functions of SPLP and certain of its affiliates, including SP Corporate and SPLLC, and to provide such services to other portfolio companies.  SP Corporate, through Management Services Agreements with these companies, provides services which include assignment of C-Level management personnel, as well as a variety of services including legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services. The fees payable under these agreements are initially based on the level of services expected to be provided. They are subject to annual review and adjustment and are approved by the respective company's board of directors. The agreements automatically renew for successive one-year periods unless and until terminated in accordance with agreement. Under certain circumstances, the termination may result in payment of a termination fee to SP Corporate.
Consolidated subsidiaries that have agreements with SP Corporate include HNH, Steel Excel, SPLP, DGT, WebBank and BNS. Effective January 1, 2013, annual amounts to be billed to these companies are $8,885, $3,600, $3,000, $576, $250 and $204, respectively, and are eliminated in consolidation.
In addition to its servicing agreements with SPLP and its consolidated subsidiaries, SP Corporate has management services agreements with other companies, including CoSine, NOVT, Ore Holdings, Inc, Fox & Hound, J. Howard Inc. and Steel Partners, Ltd., in which officers of SPLP have ownership interests. SP Corporate will charge approximately $1,474 annually to these companies.

SPII Liquidating Trust

SPLP holds interests in the SPII Liquidating Trust, an entity that holds certain investments which it acquired in connection with the Exchange Transaction, which the Manager and its affiliate serve as the manager and liquidating trustee, respectively, without compensation other than reimbursement for out-of-pocket expenses. The SPII Liquidating Trust has an investment in Steel Partners Japan Strategic Fund, L.P. and in Steel Partners China Access I L.P. See Note 4 - "Investments" for additional information.

Mutual Securities

Pursuant to the Management Agreement, the Manager was responsible for selecting executing brokers. Securities transactions for SPLP are allocated to brokers on the basis of reliability and best price and execution. The Manager has selected Mutual Securities as an introducing broker and may direct a substantial portion of the managed entities’ trades to such firm among others. An officer of the Manager and SPH GP is affiliated with Mutual Securities. The Manager only uses Mutual Securities when such use would not compromise the Manager’s obligation to seek best price and execution. SPLP has the right to pay commissions to Mutual Securities, which are higher than those that can be obtained elsewhere, provided that the Manager believes that the rates paid are competitive institutional rates. Mutual Securities also served as an introducing broker for SPLP’s trades. The Commissions paid by SPLP to Mutual securities were approximately $122 and $79 for the three months ended March 31, 2013 and 2012, respectively. Such commissions are included in the net investment gains (losses) in the consolidated statements of operations. The portion of the commission paid to Mutual Securities ultimately received by such officer is net of clearing and other charges.

Other

On March 31, 2012, Steel Partners, Ltd. assigned its rights, obligations and title to its New York City office lease to SPH Services. In connection with the assignment, Steel Partners, Ltd. agreed to remit $3,286 to SPH Services, subject to adjustment, which represents the present value of the lease payment obligations over the fair value of the leased facilities. In addition, for a total consideration of $1,203, Steel Partners, Ltd. sold to SPH Services the fixed assets held by it relating to the New York City location, which includes furniture, equipment and leasehold improvements. The Company agreed to reimburse Steel Partners, Ltd. $254 for occupancy costs for the three months ended March 31, 2012. These amounts were settled with Steel Partners, Ltd in the third quarter of 2012.
SPLP has an arrangement whereby it holds an asset on behalf of a related party in which it has an investment. The asset had a fair value of $30,699 and $30,172 at March 31, 2013 and December 31, 2012, respectively. Under the terms of this arrangement, the related party is the sole beneficiary and SPLP does not have an economic interest in the asset and SPLP has no capital at risk with respect to such asset, other than indirectly through its indirect investment in such related party. No amounts

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

related to this arrangement are recorded on the Consolidated balance sheet. For the three months ended March 31, 2013 and 2012, SPLP was indirectly compensated for providing this arrangement by the payment of a fee. The fees were not material.

The Company’s non-management directors receive an annual retainer of $150, of which $75 is paid in cash and $75 is paid in restricted common units of SPLP. The restricted units vest over a three year period. These directors are also paid fees of $1 for each board committee meeting attended. The chairmen of the Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee are paid an additional fee of $15, $5 and $5 annually, respectively. For the three months ended March 31, 2013 and 2012 non-management directors’ fees expensed were $201 and $140, respectively. Unpaid non-management directors’ fees are included in Payable to related parties and were $42 and $44 at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013, several related parties and consolidated subsidiaries had deposits totaling $27,750 in WebBank. These deposits earned $45 in interest through March 31, 2013. Deposits of $25,708 and interest of $42 has been eliminated in consolidation. At December 31, 2012, several related parties and consolidated subsidiaries had deposits totaling $27,559 in WebBank.

SPLP has an estimated liability of $116 as of March 31, 2013 and December 31, 2012 included in other current liabilities which, pursuant to the Amended Exchange Agreement, is indemnified by Steel Partners II (Onshore) LP (“SPII Onshore”). As a result, the Company recorded an amount receivable from SPII Onshore reported as Receivable from related parties in the consolidated balance sheet.

Deferred Fee Liability to Related Party

Pursuant to an assignment and assumption agreement effective as of July 15, 2009, SPLP assumed from Steel Partners II (Offshore) Ltd. (“SPII Offshore”), an entity previously affiliated with SPII, a liability due the Investment Manager an affiliate of the Manager, pursuant to a deferred fee agreement (the “Deferred Fee Liability”) in the amount of $51,594 as of July 15, 2009. In exchange for assuming the liability, SPLP received consideration of equal value from SPII Offshore comprised of $4,487 in cash and 2,725,533 common units of SPLP (valued at $17.28 per common unit as determined in connection with the implementation of the Exchange Transaction) which are held by SPLP as treasury units.

The amount of the Deferred Fee Liability was indexed to the value of SPLP. The deferred fee was a fair value liability and increased or decreased quarterly by the same percentage as the increase or decrease in the index. The Deferred Fee Liability increased $11,762 in the three months ended March 31, 2012 and is reported in the consolidated statements of operations as Deferred fee liability to related party-increase. On April 11, 2012 (the "Termination Date"), the Company and the Investment Manager terminated the Investor Services Agreement, dated as of July 15, 2009, by mutual consent.  Instead of receiving the deferred fee in cash, the Investment Manager elected for the total amount to be paid in common units of the Company. For additional information see Note 15 - "Capital and Accumulated Other Comprehensive Loss."

Investment Manager

Effective as of July 15, 2009, SPLP entered into an investor services agreement (the “Investor Services Agreement”)
with the Investment Manager. Pursuant to the Investor Services Agreement, WGL Capital Corp. (the "Investment Manager") performed certain investor relations services on SPLP’s behalf and SPLP paid the Investment Manager a fee in an amount of $50 per year (the “Investor Services Fee”). The Management Fee payable to the Manager pursuant to the Management Agreement was offset and reduced on each payment date by the amount of the Investor Services Fee payable to the Investment Manager under the Investor Services Agreement. In addition, SPLP bore (or reimbursed the Investment Manager with respect to) all reasonable costs and expenses of SPH GP, and the Investment Manager, or their affiliates relating to the investor relations services performed for SPLP, including but not limited to all expenses actually incurred by the Investment Manager that were reasonably necessary for the performance by the Investment Manager of its duties and functions under the Investor Services Agreement. The Investment Manager earned an Investor Services Fee of $0 and $13 for the three months ended March 31, 2013 and 2012, respectively. Unpaid amounts for the Investor Services Fee are included in Payable to related parties and were $0 at March 31, 2013 and December 31, 2012, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

13. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following:

	March 31, 2013	December 31, 2012
Short term debt:
Foreign	$713	$778
3/4% Convertible Senior Subordinated Notes	346	346
Total short-term debt	1,059	1,124
Long-term debt - non related party:
Senior Term Loans	112,844	115,000
Revolving Facility	22,000	15,340
First Lien Term Loans	2,320	—
10% Subordinated Notes, net of unamortized discount	—	9,049
Other debt - domestic	8,518	8,597
Foreign loan facilities	3,535	4,713
Total debt to non related party	149,217	152,699
Less portion due within one year	9,028	13,025
Long-term debt to non related party	140,189	139,674
Long-term debt - related party:
10% Subordinated Notes, net of unamortized discount	—	391
Total long-term debt	140,189	140,065
Total debt	$150,276	$154,214
Capital lease facility
Current portion of capital lease	$955	$1,039
Long-term portion of capital lease	1,304	1,645
	$2,259	$2,684

HNH Debt

Senior Credit Facility

On November 8, 2012, H&H Group entered into a $205,000 senior secured credit facility, consisting of a revolving credit facility ("Revolving Facility") in an aggregate principal amount not to exceed $90,000 and a term loan ("Senior Term Loan") in an aggregate principal amount of $115,000 (collectively, "Senior Credit Facility"). The term loan requires quarterly principal payments of $2,200, $3,600, $4,300, $4,300 and $4,300 in years 1 to 5 of the agreement, respectively. The facility will expire, with remaining outstanding balances due and payable, on November 8, 2017. The facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly owned subsidiaries of H&H Group. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan").

Borrowings under the facility bear interest, at H&H Group's option, at a rate based on LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (2.75% and 1.75%, respectively, for LIBOR and Base Rate borrowings at March 31, 2013). The facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. The weighted-average interest rates on the Senior Term Loan and Revolving Facility were 2.96% and 5.00%, respectively, at March 31, 2013, and HNH was in compliance with all debt covenants at March 31, 2013.

In connection with the Senior Credit Facility, H&H Group entered into an interest rate swap agreement in February 2013 to reduce its exposure to interest rate fluctuations. Under the interest rate swap, the Company receives one-month LIBOR in exchange for a fixed interest rate of 0.569% over the life of the agreement on an initial $56,400 notional amount of debt, with the

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

notional amount decreasing by $1,100, $1,800 and $2,200 per quarter in 2013, 2014 and 2015, respectively. The agreement expires in February 2016.

Subordinated Notes

On March 26, 2013, H&H Group instructed Wells Fargo Bank, National Association ("Wells Fargo"), as trustee and collateral agent, to deliver an irrevocable notice of H&H Group's election to redeem all of its outstanding 10% subordinated secured notes due 2017 ("Subordinated Notes") to the holders of the Subordinated Notes. Pursuant to the terms of that certain amended and restated indenture, dated as of December 13, 2010, as amended ("Indenture"), by and among H&H Group, the guarantors named therein and Wells Fargo, as trustee and collateral agent, H&H Group has instructed Wells Fargo to redeem, on April 25, 2013, approximately $31,800 principal amount of Subordinated Notes, representing all of the outstanding Subordinated Notes, at a redemption price equal to 112.6% of the principal amount and accrued but unpaid payment-in-kind-interest thereof, plus accrued and unpaid cash interest. Approximately $22,000 of this principal amount relates to notes held by SPLP that were eliminated in consolidation as of December 31, 2012. The Subordinated Notes are part of a unit ("Unit"), and each Unit consists of (i) Subordinated Notes and (ii) warrants to purchase shares of common stock of HNH ("Warrants"). Until October 14, 2013, the Subordinated Notes and Warrants which comprise the Unit are not detachable, and accordingly, all Units are also being redeemed. On March 26, 2013, H&H Group irrevocably deposited with Wells Fargo funds totaling $36,900 for such redemption and interest payment in order to satisfy and discharge its obligations under the Indenture. Approximately $25,000 of this deposit relates to SPLP's holdings of the HNH notes and is recorded as a receivable as of March 31, 2013. SPLP received the proceeds on April 26, 2013.

Sun Well Debt

In the first quarter of 2013, Sun Well, a wholly owned operating subsidiary of Steel Excel repaid its remaining $13,000 balance on its term loan with Wells Fargo Bank, National Association. Sun Well also has a revolving line of credit for up to $5,000. The revolver is secured by the assets of Sun Well and bear interest, at the option of Sun Well, at LIBOR plus 3.5% or the greater of (a) the bank's prime rate, (b) the Federal Funds Rate plus 1.5%, or (c) the Daily One-Month LIBOR rate plus 1.5% for base rate loans. Both options are subject to leverage ratio adjustments. Borrowings under the revolving loan, which are determined based on eligible accounts receivable, mature on June 30, 2015. There are no borrowings under the revolving loan as of March 31, 2013. Under the agreement, Sun Well is subject to certain financial covenants. As of March 31, 2013, Sun Well is in compliance with all such covenants.

14. PENSION BENEFIT PLANS

The following table presents the components of pension expense and components of other post-retirement benefit (income) expense for the HNH benefit plans included the following:

	Pension Benefits
	Quarter Ended March 31,
	2013	2012
Interest cost	$4,644	$5,349
Expected return on plan assets	(5,979)	(6,747)
Amortization of actuarial loss	1,230	628
Total	$(105)	$(770)

The actuarial loss occurred principally because the investment returns on the assets of the HNH benefit plans have been lower than the actuarial assumptions. The actuarial losses are being amortized over the average future lifetime of the participants, which is expected to be approximately 21 years. HNH believes that the future lifetime of the participants is appropriate because the plan is completely inactive.

HNH expects to have required minimum contributions to the WHX Pension Plan of $10,900 for the remainder of 2013, $19,200, $20,400, $17,400, $16,900 and $49,000 in 2014, 2015, 2016, 2017 and for the five years thereafter, respectively. Required future contributions are determined based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

In addition to its pension plans which are included in the table above, HNH also maintains several other post-retirement benefit plans covering certain of its employees and retirees. The approximate aggregate expense for these plans was $600 and $500 for the three months ended March 31, 2013 and 2012, respectively.

15. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company has two classes of common units - Class A and Class B.  Class B common units are identical to a Class A common unit, and the holder of a Class B common unit has all the rights of a holder of a Class A common unit with respect to, without limitation, Partnership distributions and allocations of income, gain, loss or deductions, except that they may not be sold in the public market until the capital account allocable to such Class B common units is equal to the capital account allocable to the Class A common units.  At March 31, 2013 and December 31, 2012 there are 23,314,892 Class A units and 6,939,647 Class B units outstanding.

Common Units Issuance - Directors

In 2012 and 2011 the Company's non-management directors received equity compensation in the amount of $75 each year in the form of restricted common units of the Company. The restrictions vest over a three year period, with one-third of the units vesting on the anniversary date of the grants. The total value of the restricted units granted was $375 in 2012 and 2011. Total expense for the restricted units issued was approximately $83 and $31 for the three months ended March 31, 2013 and 2012, respectively.

Common Units Issuance - Deferred Fee Liability

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

Accumulated Other Comprehensive Loss

Changes, net of tax, in Accumulated other comprehensive loss are as follows:

	Unrealized gain on available-for-sale securities	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at December 31, 2012	$44,521	$(1,863)	$(60,520)	$(17,862)
Current period other comprehensive gain (loss)	29,108	(326)	—	28,782
Reclassification of net unrealized gains on available-for sale securities, net of tax (a)	(189)	—	—	(189)
Balance at March 31, 2013	$73,440	$(2,189)	$(60,520)	$10,731

(a) Includes reclassifications of unrealized gain to Other income of $2,983 (net of tax of $1,800) and reclassification of unrealized loss of $2,794 (net of tax of $1,900) to (Loss) Income of associated companies, net of tax.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

For the three months ended March 31, 2013, the impact on comprehensive income related to companies accounted for under the traditional equity method was $1. At March 31, 2013 and December 31, 2012, Accumulated other comprehensive loss includes amounts for these companies of $0 and $1, respectively, for unrealized loss on available-for-sale securities.

For the three months ended March 31, 2012, comprehensive income includes amounts for companies accounted for under the traditional equity method of $1 for unrealized gains on available-for-sale securities.

Noncontrolling Interests in Consolidated Entities

Noncontrolling interests in consolidated entities at March 31, 2013 and December 31, 2012 represent the interests held by the noncontrolling shareholders of the BNS Liquidating Trust, HNH, DGT and Steel Excel.

Incentive Compensation

Effective January 1, 2012, the Manager was granted incentive units which may entitle the Manager to receive Class B common units of SPLP upon the attainment of specified thresholds. The number of incentive units granted is equal to 100% of the sum of the common units outstanding. On the last day of each fiscal year SPLP will issue to the Manager Class B common units equal to a percentage of the incentive units, based on the specified thresholds.  If the performance measurements are not met, no units will be issued. The incentive units are measured and paid on an annual basis and are accrued on a quarterly basis. Accordingly, the expense accrued will be adjusted to reflect the fair value of the incentive unit calculation at the end of each quarter. Incentive unit expense of $4,434, representing approximately 325,500 units, was recorded in selling, general and administrative expenses in the consolidated statements of operations with a corresponding amount recorded in partners capital for the three months ended March 31, 2013 and $0 was recorded for the three months ended March 31, 2012.

16. NET (LOSS) INCOME PER COMMON UNIT

The following data was used in computing net (loss) income per common unit shown in the consolidated statements of operations:

	Quarter Ended March 31,
	2013	2012
Net (loss) income from continuing operations	$(13,855)	$45,949
Restricted stock expense	—	31
Net income attributable to noncontrolling interests in consolidated entities	(939)	(2,145)
Net (loss) income from continuing operations	(14,794)	43,835
Income from discontinued operations	5,843	4,189
Net income attributable to noncontrolling interests	(2,999)	(2,023)
	2,844	2,166
Net (loss) income attributable to common unitholders	$(11,950)	$46,001
Net (loss) income per common unit - basic
Net (loss) income from continuing operations	$(0.49)	$1.74
Net income from discontinued operations	0.09	0.09
Net (loss) income attributable to common unitholders	$(0.40)	$1.83
Net income per common unit – diluted
Net (loss) income from continuing operations	$(0.49)	$1.74
Net income from discontinued operations	0.09	0.09
Net (loss) income attributable to common unitholders	$(0.40)	$1.83
Weighted average common units outstanding - basic	30,254,539	25,183,039
Unvested restricted stock	—	27,175
Denominator for net income per common unit - diluted (a)	30,254,539	25,210,214

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

(a) In 2013, approximately 325,500 incentive units and 50,200 unvested restricted stock units were excluded from the diluted per unit calculation since their impact on net income per common unit would have been anti-dilutive.

17. SEGMENT INFORMATION

SPLP’s reportable segments consist of Diversified Industrial, Energy, Financial Services and Corporate and Other which are managed separately and offer different products and services.

Diversified Industrial

As of March 31, 2013, the Diversified Industrial segment for financial reporting purposes consists of HNH, which is a consolidated subsidiary, and SLI which is an associated company. HNH is a diversified holding company that owns a variety of manufacturing operations encompassing joining materials, tubing, engineered materials, electronic materials and cutting replacement products and services businesses. BNS' 2012 results have been reclassified from the Diversified Industrial segment to the Energy segment (see below) for comparability. Additional information for the consolidated entity within the Diversified Industrial segment follows:

Energy

SPLP's Energy segment consists of its consolidated subsidiary Steel Excel, which was acquired on May 31, 2012, and BNS Holding, Inc. (“BNS”). For comparability, BNS's results for 2012 (from January, 2012 through June 30, 2012), have been reclassified from the Diversified Industrial segment to the Energy segment since the results of BNS for such period includes the results of Sun Well, an oil field services company prior to its sale to Steel Excel.

•
Steel Excel owns several oil field services companies, providing premium well services to exploration and production (“E&P”) companies operating primarily in the Williston Basin in North Dakota and eastern Montana. Steel Excel provides critical services needed by E&P operators, including well completion, well maintenance and workover, well recompletion, hydrostatic tubular testing and plug and abandonment services. In addition, Steel Excel has a sports business ("Steel Sports") which is a network of branded participatory and experience-based businesses engaged in sports, training, entertainment and consumer lifestyle. The operations of Steel Sports are not considered material and are included in the Energy segment. Steel Excel was previously accounted for as an associated company at fair value prior to SPLP increasing its ownership over 50%.

•
BNS is currently a holding company with no operations as of June 1, 2012 due to the sale of Sun Well to Steel Excel on May 31, 2012 (see Note 2 - "Acquisitions"). BNS' results include the operations of Sun Well prior to the sale of Sun Well to Steel Excel on May 31, 2012.

Financial Services

The Financial Services segment primarily consists of our wholly owned subsidiary WebBank, which operates in niche banking markets. WebBank provides commercial and consumer loans and services. WebBank’s deposits are insured by the FDIC, and the bank is examined and regulated by the FDIC and UDFI.

Corporate and Other

The Corporate and Other segment consists of several consolidated subsidiaries as well as various investments and cash and cash equivalents. Corporate assets, revenues and overhead expenses are not allocated to the segments. Corporate revenues primarily consist of investment and other income, investment gains and losses and rental income. As of March 31, 2013, the Corporate and other segment had investments in available-for-sale securities, the SPII Liquidating Trust, associated companies accounted for under the equity method and cash and cash equivalents. Below is additional information related to the consolidated businesses and certain investments included in the Corporate and Other segment:
Consolidated businesses:

•
SPH services provides legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and similar services, to other affiliated companies.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

For the three months ended March 31, 2013, SPH Services charged the Diversified Industrial, Energy and Financial Services segments approximately $2,200, $900, and $63, respectively, for these services.  For the three months ended March 31, 2012, SPH Services charged the Diversified Industrial and Financial Services segments approximately $2,745 and $63, respectively, for these services.  These amounts are eliminated in consolidation.

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

•	The BNS Liquidating Trust is part of the Corporate and Other segment from July 1, 2012 through December 31, 2012.

Equity Method Investments:

•	CoSine is in the business of seeking to acquire one or more business operations. We account for Cosine under the equity method of accounting.

•
Fox & Hound is an owner of franchised social destination casual dining and entertainment based restaurants. We account for Fox & Hound under the equity method of accounting, and elected the fair value option.

•
The SPII Liquidating Trust investments are accounted for under the fair value option; and changes in fair value are reported in the consolidated statement of operations and in the Corporate segment as “Income (Loss) from other investment - related party”.

Segment information is presented below:

	Quarter Ended March 31,
	2013	2012
Revenue:
Diversified industrial	$158,888	$156,713
Energy	26,351	12,362
Financial services	6,309	4,036
Corporate and other	1,846	2,562
Total	$193,394	$175,673
(Loss) Income from continuing operations before income taxes:
Diversified industrial	$7,851	$11,710
Energy	3,299	20,270
Financial services	3,756	2,296
Corporate and other	(28,064)	13,366
Income from continuing operations before income taxes	(13,158)	47,642
Income tax provision	697	1,693
Net (loss) income from continuing operations	$(13,855)	$45,949
(Loss) Income from equity method investments:
Diversified industrial	$129	$3,339
Energy	—	17,538
Corporate and other	(9,428)	18,863
Total	$(9,299)	$39,740

18. INCOME TAXES

For the three months ended March 31, 2013 and 2012, the Company recorded a tax provision of $697 and $1,693, respectively. The Company’s tax provision represents the income tax expense or benefit of its consolidated subsidiaries. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of the deferred tax assets will not be realized in future periods.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

19. REGULATORY MATTERS

SPLP

The Company historically has conducted its business so as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the “Act”). The Company filed with the SEC a request for an order under the Act to provide the additional time for the Company to restructure its holdings so as not to be required to register as an investment company under the Act. Under the terms of the requested order, the Company is required to undertake transactions consistent with certain qualitative tests related to the Company’s assets and/or income and to refrain from trading for short-term speculative purposes. The Company is required to meet these tests (or otherwise not be subject to the Act) within one year following the order date. On May 23, 2012, the SEC granted the Company's request for an order. If the Company is unable to bring itself into conformity with the relevant tests within the relief period and is unable to otherwise remain outside of the Act’s registration requirement, the Company would be forced to register as an investment company or seek other alternatives, such as making significant changes to the Company’s business model to avoid investment company registration. Such significant changes could have a material adverse effect on the Company’s performance.

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

Quantitative measures established by regulation to ensure capital adequacy require WebBank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average quarterly assets (as defined). As of March 31, 2013, WebBank exceeded all the capital adequacy requirements to which it is subject.

As of March 31, 2013, WebBank was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events, since the most recent FDIC notification, which have changed WebBank’s prompt corrective action category. To remain categorized as well-capitalized, WebBank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage capital.

20. COMMITMENTS AND CONTINGENCIES

Environmental Matters

As discussed in more detail below, HNH and BNS have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the HNH and BNS. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of March 31, 2013, and December 31, 2012, on a consolidated basis, the Company has accrued $7,220 and $7,320, respectively, which represents its current estimate of the probable cleanup liabilities, including remediation and legal costs. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

HNH Environmental Matters

Certain subsidiaries of H&H Group have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH had approximately $6,200 accrued related to estimated environmental remediation costs as of March 31, 2013. In addition, HNH has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Based upon information currently available, the H&H Group subsidiaries do not expect their respective environmental costs, including the incurrence of additional fines and penalties, if any, will have a material adverse effect on them or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows of such subsidiaries or HNH, but there can be no such assurances. HNH anticipates that the H&H Group subsidiaries will pay any such amounts out of their respective working capital, although there is no assurance that they will have sufficient funds to pay them. In the event that the H&H Group subsidiaries are unable to fund their liabilities, claims could be made against their respective parent companies, including H&H Group and/or HNH, for payment of such liabilities.

In addition, certain subsidiaries of H&H Group have been identified as potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state statutes and are parties to administrative consent orders in connection with certain properties. Those subsidiaries may be subject to joint and several liabilities imposed by CERCLA on PRPs. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant in identifying PRPs and allocating or determining liability among them, the subsidiaries are unable to reasonably estimate the ultimate cost of compliance with such laws.

Among the sites where certain subsidiaries of H&H Group may have existing and material environmental liabilities are the following:

H&H has been working with the Connecticut Department of Environmental Protection ("CTDEP") with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that H&H sold in 2003 ("Sold Parcel") and an adjacent parcel ("Adjacent Parcel") that together with the Sold Parcel comprises the site of a former H&H manufacturing facility. Remediation of all soil conditions on the Sold Parcel was completed on April 6, 2007. H&H performed limited additional work on that site, solely in furtherance of now concluded settlement discussions between H&H and the purchaser of the Sold Parcel. Although no groundwater remediation is currently required, quarterly groundwater monitoring is required for at least another year. On September 11, 2008, the CTDEP advised H&H that it had approved H&H's December 28, 2007 Soil Remediation Action Report, as amended, thereby concluding the active remediation of the Sold Parcel. Approximately $29,200 was expended to date, and the remaining remediation and monitoring costs for the Sold Parcel are expected to approximate $100. H&H previously received reimbursement of $2,000 from an insurance company under a cost-cap insurance policy, and in January 2010, H&H received $1,000 net of attorney's fees, as the final settlement of H&H's claim for additional insurance coverage relating to the Sold Parcel. H&H also has been conducting an environmental investigation of the Adjacent Parcel and recently initiated a field study in order to assess various options for remediation of the Adjacent Parcel. The total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H or HNH.

In 1986, Handy & Harman Electronics Material Corporation ("HHEM") entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for37.5% each) and 25% jointly to HHEM and H&H after the first $1,000. The $1,000 was paid solely by the former owner/operator. As of March 31, 2013, over and above

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

the $1,000, total investigation and remediation costs of approximately $2,600 and $900 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The additional Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or HNH.

In August 2006, H&H received a notice letter from the United States Environmental Protection Agency ("EPA") formally naming H&H as a PRP at a superfund site in Massachusetts ("Superfund site"). H&H is part of a group of thirteen other PRPs ("PRP Group") that work cooperatively regarding remediation of the Superfund site. On June 13, 2008, H&H executed a participation agreement, consent decree and settlement trust that all of the other PRPs have signed as well. In December 2008, the EPA lodged the consent decree with the United States District Court for the District of Massachusetts and the consent decree was entered on January 27, 2009, after no comments were received during the thirty-day comment period. With the entry and filing of the consent decree, H&H was required to make two payments in 2009: one payment of $200 relating to the "true-up" of monies previously expended for remediation and a payment of $300 for H&H's share of the early action items for the remediation project. In addition, on March 11, 2009, HNH executed a financial guaranty of H&H's obligations in connection with the Superfund site in the amount of $2,600. The PRP Group has both chemical and radiological PRPs. H&H is a chemical PRP; not a radiological PRP. The remediation of radiological contamination at the Superfund site, under the direction of the Department of Energy ("DOE"), has been completed and the Final Status Survey was submitted to EPA in August 2012. The Final Status Survey was recently approved by the EPA, and the PRPs were granted access verbally to the Superfund site in November 2012. Additional financial contributions will be required to be made in early June 2013, and H&H's share is 14.69%. H&H has recorded a significant liability in connection with this matter. There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H or HNH.

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection ("MADEP") to investigate and remediate the soil and groundwater conditions at the MA Property that is the subject of the Arista Development litigation discussed above. On June 30, 2010, HHEM filed a Response Action Outcome Statement to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. HHEM anticipates a formal notice of audit findings from MADEP within the first half of 2013. While there can be no assurances, HNH does not expect any further liability in this matter to be material. In addition, HHEM has concluded settlement discussions with abutters of the MA Property and entered into settlement agreements with each of them. Therefore, HHEM does not expect that any claims from any additional abutters will be asserted, but there can be no such assurances.

BNS Sub Environmental Matters

On August 12, 2008, a then subsidiary of BNS (“BNS Sub”) was identified as a PRP by the EPA as an alleged drum reconditioning customer (PRP) of New England Container Corp. (“NECC”). BNS Sub is presently investigating the matter and has joined a group of other alleged NECC drum reconditioning customers. The NECC drum reconditioning PRP’s have incurred and will continue to incur costs in the investigation and each PRP has been assessed a pro-rata fee for its cost share of the assessment. BNS Sub believes that it has an adequate environmental liability accrual associated with the site, which is reflected in the remediation estimate discussed above. The liability accrual is part of the Liquidating Trust formed by BNS.

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
In addition to the foregoing cases, there are a number of other product liability, exposure, accident, casualty and other claims against HNH or certain of its subsidiaries in connection with a variety of products sold by such subsidiaries over several years, as well as litigation related to employment matters, contract matters, sales and purchase transactions and general liability claims, many of which arise in the ordinary course of business. It is not possible at this time to reasonably estimate the probability, range or share of any potential liability of HNH or its subsidiaries in any of these matters.

There is insurance coverage available for many of the foregoing actions, which are being litigated in a variety of jurisdictions.  To date, HNH and its subsidiaries have not incurred and do not believe they will incur any significant liability with respect to these claims, which they are contesting vigorously in most cases.  However, it is possible that the ultimate resolution of such litigation and claims could have a material adverse effect on HNH's results of operations, financial position and cash flows when they are resolved in future periods.

BNS Litigation Matters

BNS Sub has been named as a defendant in 1,183 and 1,160 alleged asbestos-related toxic-tort claims as of March 31, 2013 and December 31, 2012, respectively. The claims were filed over a period beginning 1994 through June 30, 2012. In many cases these claims involved more than 100 defendants. Of the claims filed, 936 and 926 were dismissed, settled or granted summary judgment and closed as of March 31, 2013 and December 31, 2012, respectively. Of the claims settled, the average settlement was less than $3. There remained 247 and 234 pending asbestos claims as of March 31, 2013 and December 31, 2012, respectively. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $2,282 at March 31, 2013 and December 31, 2012 in estimated remaining self insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973 although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. In addition, there can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims; and, that BNS Sub will not need to increase significantly its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of March 31, 2013 and December 31, 2012 BNS Sub has accrued $1,020 relating to the open and active claims against BNS Sub. This accrual represents BNS's best estimate of the likely costs to defend against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded, through the retroactive billings by BNS Sub. However, there can be no assurance that BNS Sub will not need to take additional charges in connection with the defense, settlement or judgment of these existing claims or that the costs of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date relating to existing claims. These claims are now being managed by the Liquidating Trust formed by BNS.

21. SUBSEQUENT EVENTS
On April 16, 2013, HNH and its indirect subsidiary, Lucas-Milhaupt Warwick LLC (together with HNH, "Buyer"), entered into an Asset Purchase Agreement dated as of April 16, 2013 ("Purchase Agreement") with Wolverine Tube, Inc. ("Wolverine") and its subsidiary, Wolverine Joining Technologies, LLC ("Wolverine Joining" and, together with Wolverine, "Seller"), pursuant to which the Buyer agreed to purchase substantially all of the assets of the Seller used in the business of Wolverine Joining, consisting of assets used for the development, manufacturing and sale of brazing, flux and soldering products and the alloys for electrical, catalyst and other industrial specialties, other than certain leased real property, and to assume certain liabilities related to such business (the "Acquisition"). The purchase price for the Acquisition is $60,000, subject to a working capital adjustment and certain

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

potential reductions as provided in the Purchase Agreement.

The Purchase Agreement contains customary representations, warranties and covenants. Subject to certain limitations, the Seller and the Buyer have each agreed to indemnify the other for breaches of representations, warranties and covenants and other specified matters, and the Seller's indemnification obligations are secured, in part, by an escrow of a portion of the purchase price.

The closing of this transaction occurred on April 26, 2013. Funding of the purchase price for the Acquisition was from cash on hand and borrowings under HNH's Senior Credit Facility, which was amended in connection with the Acquisition to increase the lenders' commitments under the Company's Revolving Facility and Senior Term Loan by $20,000 and $10,000, respectively. Substantially all of the assets of Wolverine Joining have been pledged to guarantee borrowings under the Senior Credit Facility.

Grant Thornton LLP 666 Third Avenue, 13th Floor New York, NY 10017-4011 T 212.599.0100 F 212.370.4520 www.GrantThornton.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Steel Partners Holdings, L.P.
We have reviewed the accompanying consolidated balance sheet of Steel Partners Holdings L.P. and subsidiaries (the “Company”) as of March 31, 2013, and the related consolidated statements of operations, changes in capital, comprehensive income and cash flows for the three-month periods ended March 31, 2013 and 2012. These consolidated interim financial statements are the responsibility of the Company's management.

We were furnished with the report of other accountants on their reviews of the consolidated interim financial statements of Steel Excel Inc. and Subsidiaries, WebFinancial Holding Corporation and WF Asset Corp., whose total assets as of March 31, 2013 constituted $563.3 million of the related consolidated total, and whose revenues for the three-month periods ended March 31, 2013 and 2012 constituted $32.7 million and $4.1 million, respectively, of the related consolidated totals.

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

Based on our reviews and the report of other accountants, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2012, and the related consolidated statements of operations, changes in capital comprehensive income and cash flows for the year then ended (not presented herein); and we expressed, based on our audit and the report of other auditors, an unqualified opinion on those consolidated financial statements in our report dated March 21, 2013. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

New York, New York
May 10, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Steel Excel, Inc.
San Ramon, California

We have reviewed the condensed consolidated balance sheet of Steel Excel Inc. as of March 31, 2013, and the related condensed consolidated statements of income and comprehensive income, and cash flows for the three-month periods ended March 31, 2013 and 2012 included in Steel Excel Inc.'s Securities and Exchange Commission Form 10-Q for the period ended March 31, 2013. These interim financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Steel Excel Inc. as of December 31, 2012, and the related consolidated statements of income and comprehensive income (loss), stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO USA, LLP
San Jose, California
May 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
WebFinancial Holding Corporation and subsidiaries

We have reviewed the accompanying condensed balance sheet of WebFinancial Holding Corporation as of March 31, 2013, and the related condensed statements of operations for the three months ended March 31, 2013 and 2012, the condensed statement of equity for the three months ended March 31, 2013 and the condensed statements of cash flows for the three months ended March 31, 2013 and 2012. These financial statements are the responsibility of the company's management.

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
May 3, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
WF Asset Corp

We have reviewed the accompanying condensed balance sheet of WF Asset Corp as of March 31, 2013, the related condensed statements of operations for the three months ended March 31, 2013 and 2012, the condensed statement of equity for the three months ended March 31, 2013, and the condensed statements of cash flows for the three months ended March 31, 2013 and 2012. These financial statements are the responsibility of the company's management.

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
May 3, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, unless the context otherwise requires the terms “we,” “us,” “our,” “SPLP” and the “Company” refer to Steel Partners Holdings L.P., a Delaware limited partnership.

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes contained in this Quarterly Report on Form 10-Q, along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

All monetary amounts used in this discussion are in thousands except common units and share amounts.
Overview
We are a global diversified holding company that engages in multiple businesses through consolidated subsidiaries, associated companies and other interests. We have interests in a variety of businesses, including diversified industrial products, energy, defense, supply chain management and logistics, banking, food products and services, sports, training, education, and the entertainment and lifestyle industries. The securities of some of the companies in which we have interests are traded on national securities exchanges, while others are privately held or less liquid. We seek to work with our companies to increase corporate value over the long term for all stakeholders and shareholders by implementing Steel Partners Operational Excellence programs, the Steel Partners Purchasing Council, Steel Partners Corporate Services, balance sheet improvements, capital allocation policies and growth initiatives. We also own interests directly and indirectly in other companies and certain other interests that are accounted for as available-for-sale securities or held by the Steel Partners II Liquidating Series Trust ("SPII Liquidating Trust").
Segment Information

The Company’s reportable segments are outlined in the table below. Additional detail related to each one of the Company's reportable segments can be found in the "Diversified Industrial," "Energy", "Financial Services" and "Corporate" sections later in this Management's Discussion and Analysis.

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
(3) The operations of BNS are included in the Energy segment through June 30, 2012. The results of the BNS Liquidating Trust are included in the Corporate and Other segment from July 1, 2012.
(4) Other investments classified in Corporate and Other include various investments in available-for-sale securities in the Computer Software and Services, Aerospace/Defense, Manufacturing and Restaurant industries.

RESULTS OF OPERATIONS

The following is a summary of SPLP’s consolidated operating results:

	Quarter Ended March 31,
	2013	2012
Revenue:
Diversified industrial	$158,888	$156,713
Energy	26,351	12,362
Financial services	6,309	4,036
Corporate	1,846	2,562
Total Revenue	$193,394	$175,673
Net (loss) income from continuing operations before income taxes:
Diversified industrial	$7,851	$11,710
Energy	3,299	20,270
Financial services	3,756	2,296
Corporate	(28,064)	13,366
Total	(13,158)	47,642
Income tax provision	697	1,693
Net (loss) income from continuing operations	(13,855)	45,949
Income from discontinued operations	5,843	4,189
Net income attributable to noncontrolling interests in consolidated entities	(3,938)	(4,168)
Net (loss) income attributable to common unitholders	(11,950)	45,970
Other comprehensive income	28,595	4,867
Comprehensive income attributable to common unitholders	$16,645	$50,837

Diversified Industrial Segment

The following presents a summary of the Diversified Industrial segment operating results as reported in our consolidated financial statements:

	Quarter Ended March 31,
	2013	2012
Revenue:
HNH	$158,888	$156,713
Total Revenue	$158,888	$156,713
Net income from continuing operations before income taxes:
HNH	$7,722	$8,371
Income of associated companies	129	3,339
Total	$7,851	$11,710

For the three months ended March 31, 2013, the Diversified Industrial segment for financial reporting purposes consists of HNH, which is a consolidated subsidiary, and SLI which is an associated company. BNS' 2012 results have been reclassified from the Diversified Industrial segment to the Energy segment for comparability.

The following presents a summary of HNH:

	Quarter Ended March 31,
	2013	2012
Sales	$158,888	$156,713
Cost of sales	114,021	115,266
Gross profit	44,867	41,447
Selling, general and administrative expenses	33,184	30,440
Interest expense, net	3,378	3,160
Derivative activity (income) loss	439	(571)
Other expense, net	144	47
Net income from continuing operations before income taxes	$7,722	$8,371

Net sales for the three months ended March 31, 2013 increased by $2,175, or 1.4% when compared to the same period in 2012. Value added sales increased by $4,300 on higher volume, primarily from HNH's Engineering group, and were partially offset by the impact of lower average precious metal prices of $2,100, principally due to silver. The average silver market price was approximately $30.01 per troy ounce in the first quarter of 2013, as compared to $32.85 per troy ounce during the same period of 2012.

Gross profit for the three months ended March 31, 2013 increased by $3,420, or 8.3%, when compared to the same period of 2012, and, as a percentage of net sales, increased to 28.2% as compared to 26.4% in 2012. The gross margin improvement of 1.8% in 2013 was principally due to favorable product mix, effective cost control and improved operating efficiency at HNH's manufacturing plants across all segments. In addition, lower average precious metal prices, principally silver, also contributed to the increase in gross margin by 0.4% in the three months ended March 31, 2013. Since HNH's precious metal inventory is hedged and the cost of silver is passed through to customers principally at market, lower silver prices generally result in increases in HNH's Joining Materials group's gross profit margin.

Selling, general and administrative ("SG&A") expenses increased by $2,744, or 9.0%, for the three months ended March 31, 2013, compared to the same period of 2012. SG&A as a percentage of net sales was 1.5% higher for the three months ended March 31, 2013 compared to the same period last year. The increase in SG&A as a percentage of net sales was primarily due to higher non-cash stock-based compensation expense and HNH's business development activities associated with the acquisition of Wolverine Joining Technologies, LLC. Also, the lower average precious metal prices had a negative impact on SG&A as a percentage of net sales, as compared to the prior year.

Interest expense increased by $218, or 6.9%, for the three months ended March 31, 2013, compared to the same period in 2012. Interest expense in 2013 included a loss associated with the redemption of HNH's Subordinated Notes, including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts.

Derivative activity loss was $439 for the three months ended March 31, 2013, compared to income of $571 in the same period of 2012. Of the loss in 2013, approximately $793 was attributable to a loss on the embedded derivative features of HNH's Subordinated Notes and related warrants, partially offset by a gain of approximately $354 which was attributable to precious metal contracts. Of the income in 2012, approximately $310 was attributable to a gain on the embedded derivative features of HNH's Subordinated Notes and approximately $260 was attributable to precious metal contracts.

Income (loss) of associated companies includes income or loss we recognize on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee. Income (loss) of associated companies included in the Diversified Industrial segment net income from continuing operations includes the following:

	Ownership at
	March 31,	Quarter Ended March 31,
	2013	2013	2012
SLI	24.0%	129	3,339
		$129	3,339

Energy Segment

The following presents a summary of the Energy segment operating results on a pro forma basis:

	Quarter Ended March 31,
	2013	2012
	(Historical)	(Pro Forma)
Revenue:
Steel Excel (a)	$26,351	$17,786
BNS (Historical) (b)	—	12,362
Total Revenue	26,351	$30,148
Net income from continuing operations before income taxes:
Steel Excel (a)	$3,299	$1,018
BNS (Historical) (b)	—	2,732
Income of associated companies (c)	—	17,538
Total	$3,299	$21,288

(a) Steel Excel's results in 2013 are historical while 2012 amounts are pro-forma. Steel Excel was acquired on May 31, 2012.
(b) BNS' results are historical for both 2013 and 2012.
(c) Effective January 1, 2012, equity method income for Steel Excel was reclassified to the Energy segment due to acquisitions of oil field servicing companies. As discussed below, the Company consolidated Steel Excel effective May 31, 2012, the date that its interest in Steel Excel exceeded 50%.

SPLP's Energy segment consists of its consolidated subsidiary Steel Excel, which was acquired on May 31, 2012, and BNS. For comparability, BNS's results for 2012 have been reclassified from the Diversified Industrial segment to the Energy segment since the results of BNS for the three months ended March 31, 2012 include the results of Sun Well, an oilfield servicing company, prior to its sale to Steel Excel.

Steel Excel owns several oil field services companies, providing premium well services to exploration and production (“E&P”) companies operating primarily in the Williston Basin in North Dakota and eastern Montana. Steel Excel provides critical services needed by E&P operators, including well completion, well maintenance and workover, well recompletion, hydrostatic tubular testing and plug and abandonment services. In addition, Steel Excel has a sports business ("Steel Sports") which is a network of branded participatory and experience-based businesses engaged in sports, training, entertainment and consumer lifestyle. The operations of Steel Sports are not considered material and are included in the Energy segment. Steel Excel was previously accounted for as an associated company at fair value prior to SPLP increasing its ownership over 50%.

Financial Services Segment

The Financial Services segment, for financial reporting purposes, consists of our consolidated and wholly owned subsidiary WebBank (which operates in niche banking markets), and WF Asset Corp (which consists of a portfolio of investments). WebBank provides commercial and consumer loans and services. WebBank's deposits are insured by the FDIC, and the bank is examined and regulated by the FDIC and the Utah Department of Financial Institutions ("UDFI").
The following presents a summary of the Financial Services segment operating results as reported in our consolidated financial statements:

	Quarter Ended March 31,
	2013	2012
Revenue:
Interest income (including fees)	$4,505	$2,981
Non-interest income	1,804	1,055
	6,309	4,036
Costs and expenses:
Interest	149	281
(Recovery of) provision for loan losses	(53)	(145)
Selling, general and administrative expenses	2,457	1,604
	2,553	1,740
Net income from continuing operations before income taxes	$3,756	$2,296

Interest Income

Interest income increased by $1,524, or 51.1%, in the three months ended March 31, 2013, compared to the same period of 2012. The increase was due primarily to growth in lending programs.

Noninterest Income

Noninterest income increased $749, or 71.0% for the three months ended March 31, 2013, compared to the same period of 2012, due primarily to the premiums received on loans held for sale.

Interest Expense

Interest expense represents interest accrued on WebBank depositor accounts. Interest expense decreased $132, or 47.0%, for the three months ended March 31, 2013, compared to the same period of 2012, largely due to a decrease in average interest rates on the depositor accounts.

(Recovery of) Provision for Loan Losses

At March 31, 2013, WebBank had an estimated $2,752 of impaired loans (of which $2,198 is guaranteed by the USDA or SBA) and an allowance for loan losses of $267.

WebBank routinely obtains appraisals on underlying collateral of nonperforming loans and records a provision for losses if the value of the collateral declines below the value of the loans. WebBank recorded a reduction of provision for loan losses of $53 for the three months ended March 31, 2013, compared to $145 for the three months ended March 31, 2012.

Selling General and Administrative Expenses

The increase in SG&A expenses of $853, or 53.2%, for the three months ended March 31, 2013, compared to the same period last year, was due primarily to higher personnel costs.

Corporate and Other

The following presents a summary of Corporate and Other segment operating results as reported in our consolidated financial statements:

	Quarter Ended March 31,
	2013	2012
Revenue:
Investment and other income	$221	$223
Net investment gains	1,625	2,339
	1,846	2,562
Costs and expenses:
Interest	66	(6)
Selling, general and administrative expenses	9,521	5,373
Impairment charges	1,510	—
Deferred fee liability to related party - increase	—	11,762
Other expense (income)	245	(432)
	11,342	16,697
Loss from continuing operations before income (loss) from equity method investments and investments held at fair value	(9,496)	(14,135)
Equity Method Investments:
(Loss) Income of associated companies	(10,497)	29,663
Income (Loss) from other investments - related party	1,069	(10,800)
Total (loss) income from equity method investments	(9,428)	18,863
(Loss) Income from investments held at fair value	(9,140)	8,638
Net (loss) income from continuing operations	$(28,064)	$13,366

The Corporate and Other segment consists of several consolidated subsidiaries as well as various investments and cash and cash equivalents. Corporate assets, revenues and overhead expenses are not allocated to the segments. Corporate revenues primarily consist of investment and other income, investment gains and losses and rental income. As of March 31, 2013, the Corporate and other segment had investments in available-for-sale securities, the SPII Liquidating Trust, associated companies accounted for under the equity method and cash and cash equivalents. For additional information see Note 17 - "Segment Information" to the SPLP financial statements found elsewhere in this Form 10-Q.
Revenue

Investment and other income is often based on a limited number of transactions, the timing and amounts of which are not always predictable. Net investment gains include realized gains and losses on sales of securities. The Company’s decision to sell securities and realize gains or losses generally includes its evaluation of strategic considerations, an individual security’s value at the time and the prospect for changes in its value in the future. The timing of realized investment gains or losses is not predictable and does not follow any pattern from year to year. Interest and dividend income will vary depending on the type and amount of securities held from year to year.

Net investment gains for the three months ended March 31, 2013 were $1,625 compared to $2,339 in the same period of 2012. The net gains in 2013 were primarily due to gains from foreign currency instruments. The net investment gains in 2012 were primarily due to gains on the sale of certain available-for-sale securities.

Interest Expense

In the ordinary course of business the Company may enter into foreign currency transactions which, in effect, in certain circumstances, may represent borrowings from the counterparty. Interest expense represents interest and other fees on such transactions.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of payroll, legal, accounting, audit, tax, management fee and other professional fees. SG&A expenses increased by $4,148 or 77.2% in the three months ended March 31, 2013, compared to the same period in 2012, primarily due to the non-cash incentive unit compensation recorded in the first quarter of 2013 (see Note 15 - "Capital and Accumulated Other Comprehensive Loss" to the SPH financial statements found elsewhere in this From 10-Q).

Impairment Charges

In the first quarter of 2013, the Company recorded an impairment charge of $1,510 related to its investment in a Japanese real estate partnership (see Note 4 - "Investments" in the SPH financial statements found elsewhere in this Form 10-Q).

Deferred Fee Liability to Related Party - Increase

Deferred fee liability to related party - increase is an expense that arose beginning July 16, 2009 as a result of the assumption, in connection with the Exchange Transaction, of an obligation pursuant to a deferred fee agreement due to the Investment Manager, an affiliate of the Manager ("Deferred Fee Liability"). The increase in Deferred Fee Liability to related party of $11,762 recorded for the three months ended March 31, 2012 was due to an increase in an index related to the value of SPLP. On April 11, 2012, the Company and the Investment Manager terminated the Investor Services Agreement by mutual consent. As a result of the termination of the Investor Services Agreement the full amount in the Deferred Fee Liability became immediately payable. As a result, on April 11 and May 11, 2012, 6,403,002 and 536,645 class B common units, respectively, were issued to the Investment Manager. In connection with the termination of the Investor Services Agreement, the Investment Manager agreed not to sell any of the common units issued as payment for the deferred fee during the one year period following the Termination Date. For additional information, see Note 12 - "Related Party Transactions" to the SPLP financial statements found elsewhere in this Form 10-K.

Equity Method Investments

(Loss) Income of Associated Companies

(Loss) Income of associated companies includes income or loss recognized on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee. (Loss) Income of associated companies included in the Corporate and Other segment is as follows:

	Ownership at
	March 31,	Quarter Ended March 31,
	2013	2013	2012
ModusLink	27.2%	$(5,146)	$—
CoSine	48.6%	(112)	(97)
Fox & Hound	50.0%	(5,239)	29,760
		$(10,497)	$29,663

Income (Loss) From Other Investments - Related Party

Income (loss) from other investments - related party represents the change in fair value that we recognize on our 43.75% investment in each series of the SPII Liquidating Trust (for additional information see Note 4 - “Investments” of the SPLP financial statements found elsewhere in this Form 10-Q). The gain in 2013 was primarily due to the increase in fair value of the series of the SPII Liquidating Trust which holds an interest in Steel Partners II Japan Strategic Fund. The loss in 2012 was primarily due to the series of the SPII Liquidating Trust that holds an interest in Fox & Hound Restaurant Group ("F&H"). On March 19, 2012, in conjunction with a long-term refinancing of its debt, Fox & Hound issued new common equity. As a result of the transaction, our interest in F&H through the SPII Liquidating Trust was diluted and reduced by approximately $11,200.
Income (Loss) From Investments Held at Fair Value
Income (loss) from investments held at fair value for the three months ended March 31, 2013 includes income or loss that the Company recognizes on its direct investment in API Group PLC ("API"). For the three months ended March 31, 2012, Income (Loss) from investments held at fair value includes income or loss related to API and Barbican Group Holdings Limited

("Barbican"). For additional information see Note 4 - "Investments" to the SPLP financial statements found elsewhere in this Form 10-Q.
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
A tax provision of $697 and $1,693 was recorded for the three months ended March 31, 2013 and 2012, respectively.

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
Cash Flow Summary

	Quarter Ended March 31,
	2013	2012
Net cash (used in) provided by operating activities	$(6,413)	$12,124
Net cash (used in) provided by investing activities	(20,721)	29,004
Net cash (used in) provided by financing activities	(1,661)	2,719
Change for the period	$(28,795)	43,847

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2013 was $6,413. Net loss of $8,012 was further impacted by a decrease of $21,382 relating to changes in certain operating assets and liabilities. Of this working capital decrease, $5,871 was from a decrease in accounts payable and accrued and other liabilities, $18,591 was from an increase in accounts receivable, $7,230 was from an increase in inventories, partially offset by a $14,128 increase on loans held for sale. Net income was also impacted by $10,744 relating to net cash used by operating activities of discontinued operations.

Net cash provided by operating activities for the three months ended March 31, 2012 was $12,124. Net income of $50,138 was partially offset by a decrease of $3,678 relating to changes in operating assets and liabilities. Of this working capital decrease, $18,368 was from an increase in accounts receivable and $4,769 was from an increase in inventories, partially offset by an increase in accounts payable and accrued and other liabilities of $11,398 and a net decrease in loans held for sale of $8,539. Net income was also impacted by $11,762 relating to the increase in the Deferred Fee Liability to related party and $400 relating to net cash provided by operating activities of discontinued operations. The increase in accounts receivable relates primarily the increase in sales by HNH during the first three months of 2012 compared to the same period in the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 was $20,721. Significant items included investments in associated companies of $30,816, which primarily relates to our investment in ModusLink, a net increase in loans and other receivables of $26,993 and purchases of purchases of property plant and equipment of $5,226. The net increase in loans and other receivables was primarily due to an increase of approximately $25,000 related to a receivable for the redemption of the HNH 10% Subordinated Notes that were held by SPLP (see Note 13 - "Debt and Capital Lease Obligations" to the SPH financial statements found elsewhere in this Form 10-Q). SPLP received the cash from the note redemption on April 25, 2013. These decreases in cash flows from investing activities were partially offset by increases due to proceeds from the sales of discontinued operations of $32,331 and net proceeds from investment sales and maturities of $7,698.

Net cash provided by investing activities for the three months ended March 31, 2012 was $29,004. Significant items included proceeds from the sale of discontinued operations of $22,761 and net proceeds from sales of investments of $23,173, which were partially offset by investments in associated companies of $10,923, which represents our indirect investment in Fox & Hound, and purchases of property plant and equipment of $6,413.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2013 was $1,661. This was due primarily to repayments of term loans of $15,263, lower bank deposits held by WebBank of $895, repurchases of subordinated notes of $11,323, partially offset by net revolver borrowings of $22,000 and a net change in overdrafts of $2,822.

Net cash provided by financing activities for the three months ended March 31, 2012 was $2,719. This was due primarily to net revolver borrowings of $13,473, partially offset by lower bank deposits held by WebBank of $4,031, net change in overdrafts of $2,808 and net repayments of term loans of $586.

LIQUIDITY AND CAPITAL RESOURCES

Holding Company

SPLP (excluding its operating subsidiaries, the “Holding Company”) is a global diversified holding company whose assets principally consist of the stock of its direct subsidiaries, cash and cash equivalents and other non-controlling investments in debt and equity securities. Its principal potential sources of funds are available cash resources, investments, borrowings, public and private capital market transactions, repayment of subsidiary advances, distributions or dividends from subsidiaries, as well as dispositions of existing businesses and investments. The Holding Company’s investments are subject to changes that may result in amounts realized from any future sales that are at times significantly different from the value we are reporting at March 31, 2013. These investments, including those accounted for under the equity method, can be impacted by market conditions, changes in the specific business environments of our investees or by the underlying performance of these businesses.

In addition to cash and cash equivalents, the Holding Company considers investments at fair value included in its consolidated balance sheet as being generally available to meet its liquidity needs. Investments at fair value are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a reasonable period of time. As of March 31, 2013, the Holding Company had cash and cash equivalents of $12,679 and investments of $205,532. The Holding Company had $23,150 of restricted cash which serves as collateral with respect to foreign currency financial instruments. The Holding Company is not able to use these funds for other purposes, and the Holding Company does not consider this amount to be available to meet its liquidity needs.

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

The Holding Company and its operating businesses may use their available liquidity to make acquisitions of new businesses and other investments, but the timing and cost of any future investments cannot be predicted. The Company may seek external debt or equity financing and will rely on its existing liquidity to fund corporate overhead expenses and new acquisition opportunities. It may also dispose of existing businesses and investments. At March 31, 2013, the Holding Company and its consolidated subsidiaries had, in the aggregate, cash and cash equivalents of $169,071 available for operations in the ordinary course of business and for the acquisition of interests in businesses.

Discussion of Segment Liquidity and Capital Resources

HNH

As of March 31, 2013, HNH’s current assets totaled $196,431, its current liabilities totaled $82,054, and its working capital was $114,377, as compared to working capital of $106,528 as of December 31, 2012.

HNH's cash used in operations was $18,957 in the three months ended March 31, 2013 compared to net cash provided of $646 in the 2012 period. The decrease in cash flow from operations was principally attributable to a higher use of working capital during the three months ended March 31, 2013.  SPLP's consolidated financial statements reflect pre-tax income from continuing operations of $7,722 and $8,371 relating to HNH for the three months ended March 31, 2013 and 2012, respectively.

HNH's debt is principally held by H&H Group, a wholly owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, subject to certain exceptions including required pension payments to the WHX Pension Plan. HNH does not expect these restrictions to have an impact on HNH's ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. HNH expects to have required minimum contributions to the WHX Pension Plan of $10,900 for the remainder of 2013, $19,200, $20,400, $17,400, $16,900 and $49,000 in 2014, 2015, 2016, 2017, and for the five years thereafter, respectively. Such required contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

H&H Group has entered into a $205,000 senior secured credit facility, consisting of a revolving credit facility in an aggregate principal amount not to exceed $90,000 and a term loan in an initial aggregate principal amount of $115,000 (collectively, "Senior Credit Facility"). As of March 31, 2013, H&H Group's availability under its revolving credit facility was $57,400. In connection with HNH's acquisition of substantially all of the assets of Wolverine Joining Technologies, LLC, which closed on April 26, 2013 and is further discussed in Note 21 - "Subsequent Events" to the Company's consolidated financial statements found elsewhere in this Form 10-Q, HNH's Senior Credit Facility was amended to increase the lenders' commitments under the revolving credit facility and term loan by $20,000 and $10,000, respectively. Funding of the purchase price for the Acquisition was from cash on hand and borrowings under the amended Senior Credit Facility. HNH believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit.

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

Management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements, using the HNH Business System, throughout all of HNH's operations to increase sales and operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions and (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets. HNH continues to examine all of its options and strategies, including acquisitions, divestitures and other corporate transactions, to increase cash flow and stockholder value.

DGT

At January 26, 2013, its most recent fiscal period, DGT had $13,118 in cash and cash equivalents and $40,070 of investments.

In August, 2012 DGT completed the sale of its Power Conversion business operated by RFI and in November 2011, DGT sold its subsidiary, Villa. In both cases, DGT retained the production facilities and entered into a lease with the buyer. As a result of these transactions, DGT is currently a holding company whose primary assets are the aforementioned RFI and Villa buildings. In addition to management of the real estate business, DGT's business is expected to consist primarily of capital redeployment and identification of new profitable operations where it can utilize its existing working capital and maximize the use of its net operating losses.

Steel Excel

As of March 31, 2013, Steel Excel's working capital was $269,506 Steel Excel's principal source of liquidity is cash, cash equivalents and marketable securities on hand.

At March 31, 2013, Steel Excel had $261,838 in cash, cash equivalents and marketable securities. The available-for-sale securities included short-term deposits, corporate obligations, United States government securities, and obligations of government agencies. In the future, Steel Excel may make additional acquisitions of businesses, and may use a significant portion of its available cash balances for such acquisitions or for working capital needs thereafter.

In February and March 2013 Steel Excel made extra principal payments totaling $13,000 on its term loan with Wells Fargo Bank. Sun Well has no borrowings outstanding on its revolving line of credit at March 31, 2013.

Steel Excel believes that its cash balances and cash generated from operations will be sufficient to satisfy its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The consummation of multiple acquisitions in fiscal 2011 and 2012 and the anticipation of additional acquisitions in the future, prevailing economic conditions and/or financial, business and other factors beyond their control could adversely affect our estimates of our future cash requirements. As such, Steel Excel could be required to fund its cash requirements by alternative financing. In these instances, Steel Excel may seek to raise such additional funds through public or private equity or debt financings or from other sources. As a result, Steel Excel may not be able to obtain adequate or favorable equity financing, if needed, due in part to its shares of common stock currently trading on the OTCQB Market. Any equity financing Steel Excel obtains may dilute existing ownership interests, and any debt financing could contain covenants that impose limitations on the conduct of its business. There can be no assurance that additional financing, if needed, would be available on terms acceptable to Steel Excel or at all.

WebBank

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations such as certificate of deposit maturities and to fund customer credit needs. WebBank had $79,698 and $66,938 in cash at the Federal Reserve Bank and at its correspondent banks at March 31, 2013 and December 31, 2012, respectively. WebBank had $13,400 and $8,400 in lines of credit from its correspondent banks at March 31, 2013 and December 31, 2012, respectively. WebBank had $9,442 and $3,276 available from the Federal Reserve discount window at March 31, 2013 and December 31, 2012, respectively. WebBank had available a $4,000 line of credit from the Holding Company at December 31, 2012. This line of credit was terminated in March 2013. WebBank had a total of $102,540 and $82,614 in cash, lines of credit, and access to the Federal Reserve Bank discount window at March 31, 2013 and December 31, 2012, respectively, which represents approximately 74% and 60%, respectively, of WebBank's total assets.
Contractual Commitments and Contingencies

There were no material changes in our contractual obligations or any other liabilities reflected on our consolidated balance sheet as of March 31, 2013 as compared to those reported in our 2012 Form 10-K.

Off-Balance Sheet Risk

We have off-balance sheet risk related to certain financial instruments, including futures and undisbursed loan commitments. For additional information regarding these arrangements, refer to Note 7 - “Financial Instruments,” to the consolidated financial statements contained in this Form 10-Q.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2013 compared to those reported in our 2012 Form 10-K.

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

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2013 our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business.  For further information regarding our legal proceedings, see our Legal Proceedings set forth in Note 21 - “Commitments and Contingencies,” to the consolidated financial statements included in Part I of this Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2013 through January 31, 2013	—	$—	N/A	N/A

February 1, 2013 through February 28, 2013	—	$—	N/A	N/A

March 1, 2013 through March 31, 2013	105,810	$13.32	N/A	N/A

Total	105,810		N/A	N/A

(1) All units were purchased by DGT Holdings Corp., an affiliate of the Company, in open market transactions for its own account.

Item 6. Exhibits

Exhibit No.	Description

Exhibit 10.1
First Amendment to Management Services Agreement between Handy & Harman Ltd., Handy & Harman Group Ltd. and SP Corporate Services LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 2, 2013).

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

Dated:	May 10, 2013	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ James F. McCabe, Jr.
James F. McCabe, Jr.
Chief Financial Officer
(Principal Accounting Officer)