Form 10-Q
period 2013-06-30
STEEL PARTNERS HOLDINGS L.P.
filed 2013-08-08
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the Registrant’s common units as of August 2, 2013 was 29,655,138.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands except common units)

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$203,986	$198,027
Restricted cash	33,932	28,180
Marketable securities	163,518	199,128
Trade and other receivables (net of allowance for doubtful accounts of $2,148 in 2013 and $2,004 in 2012)	117,997	84,014
Receivable from related parties	182	145
Loans receivable, net	40,966	51,899
Inventories, net	67,788	48,823
Deferred income taxes	24,246	24,029
Prepaid and other current assets	19,419	13,780
Assets of discontinued operations	5,155	45,850
Total current assets	677,189	693,875
Long-term loans receivable, net	26,455	16,216
Goodwill	83,140	63,622
Other intangibles, net	134,290	125,912
Deferred income taxes	66,980	77,101
Other non-current assets	20,714	24,186
Property, plant and equipment, net	182,420	177,582
Long-term investments	250,441	199,865
Total Assets	$1,441,629	$1,378,359

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands except common units)
(continued)

	June 30, 2013	December 31, 2012
LIABILITIES AND CAPITAL	(unaudited)
Current liabilities:
Accounts payable	$45,485	$33,984
Accrued liabilities	49,138	45,405
Financial instruments	23,141	24,742
Deposits	47,728	43,744
Payable to related parties	2,643	2,716
Short-term debt	941	1,124
Current portion of long-term debt	12,818	13,025
Deferred income taxes	645	1,022
Other current liabilities	3,519	4,629
Liabilities of discontinued operations	1,861	9,160
Total current liabilities	187,919	179,551
Long-term deposits	30,605	34,865
Long-term debt	173,114	140,065
Accrued pension liability	211,689	217,141
Deferred income taxes	5,215	5,736
Other liabilities	22,518	24,254
Total Liabilities	631,060	601,612
Commitments and Contingencies		—
Capital:
Partners’ capital common units: 30,110,678 and 30,786,100 issued and outstanding (after deducting 4,829,793 and 4,154,371 held in treasury, at cost of $71,547 and $63,181) at June 30, 2013 and December 31, 2012, respectively.	548,048	545,206
Accumulated other comprehensive income (loss)	14,742	(17,862)
Total Partners’ Capital	562,790	527,344
Noncontrolling interests in consolidated entities	247,779	249,403
Total Capital	810,569	776,747
Total Liabilities and Capital	$1,441,629	$1,378,359

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands except common unit and per common unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Diversified industrial net sales	$182,085	$164,430	$331,041	$308,816
Energy net sales	29,376	19,264	55,727	31,626
Financial services revenue	7,271	4,099	13,580	8,135
Investment and other income (loss)	208	(98)	429	125
Net investment gains	156	13,931	1,781	16,270
Total revenue	219,096	201,626	402,558	364,972
Costs and expenses
Cost of goods sold	151,867	126,601	275,492	237,495
Selling, general and administrative expenses	51,178	44,423	101,698	83,598
Impairment charges	—	1	1,510	1
Finance interest expense	177	392	360	712
Provision for (recovery) of loan losses	23	(99)	(30)	(244)
Interest expense	493	3,696	3,316	7,004
Realized and unrealized gain on derivatives	(1,492)	(970)	(1,053)	(1,541)
Deferred fee liability to related party-(decrease) increase	—	(314)	—	11,448
Other expense (income)	1,403	(516)	561	(955)
Total costs and expenses	203,649	173,214	381,854	337,518
Income from continuing operations before income taxes and equity method income (loss)	15,447	28,412	20,704	27,454
Income tax provision	8,067	10,551	8,714	12,120
Income (loss) from equity method investments and investments held at fair value:
Income (Loss) of associated companies, net of taxes	13,381	(21,921)	3,013	28,619
(Loss) Income from other investments - related party	(1,227)	1,790	(158)	(9,010)
Income (Loss) from investments held at fair value	4,599	340	(4,541)	8,978
Net income (loss) from continuing operations	24,133	(1,930)	10,304	43,921
Discontinued operations:
(Loss) Income from discontinued operations, net of taxes	(944)	1,004	(1,000)	2,139
(Loss) Gain on sale of discontinued operations, net of taxes	(1,442)	(567)	4,431	2,585
(Loss) Income from discontinued operations	(2,386)	437	3,431	4,724
Net income (loss)	21,747	(1,493)	13,735	48,645
Net (income) loss attributable to noncontrolling interests in consolidated entities:
Continuing operations	(6,930)	(5,703)	(7,880)	(7,804)
Discontinued operations	1,280	(223)	(1,708)	(2,290)
	(5,650)	(5,926)	(9,588)	(10,094)
Net income (loss) attributable to common unitholders	$16,097	$(7,419)	$4,147	$38,551
Net income (loss) per common unit - basic
Net income (loss) from continuing operations	$0.57	$(0.25)	$0.08	$1.28
Net (loss) income from discontinued operations	(0.04)	0.01	0.06	0.09
Net income (loss) attributable to common unitholders	$0.53	$(0.24)	$0.14	$1.37
Net income (loss) per common unit - diluted
Net income (loss) from continuing operations	$0.57	$(0.25)	$0.08	$1.28
Net (loss) income from discontinued operations	(0.04)	0.01	0.06	0.09
Net income (loss) attributable to common unitholders	$0.53	$(0.24)	$0.14	$1.37
Weighted average number of common units outstanding - basic	30,128,047	31,183,171	30,194,928	28,183,105
Weighted average number of common units outstanding - diluted	30,128,047	31,210,346	30,194,928	28,210,280

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income and (Loss)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$21,747	$(1,493)	$13,735	$48,645
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, net of tax (a)	3,932	(11,516)	36,121	(6,225)
Currency translation adjustment	(107)	(839)	(720)	(1,796)
Change in post-retirement benefit obligation	869	—	869	—
Other comprehensive income (loss)	4,694	(12,355)	36,270	(8,021)
Comprehensive income (loss)	26,441	(13,848)	50,005	40,624
Comprehensive income attributable to non-controlling interests	(6,334)	(1,696)	(13,253)	(5,331)
Comprehensive income (loss) attributable to common unit holders	$20,107	$(15,544)	$36,752	$35,293

(a) Includes a net tax benefit of $348 and $5,854 for the three months ended June 30, 2013 and 2012, respectively, and includes a net tax provision of $926 and a net tax benefit of $5,892 for the six months ended June 30, 2013 and 2012, respectively.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$13,735	$48,645
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net investment gains	(1,781)	(16,270)
Recovery of loan losses	(30)	(244)
Income of associated companies	(3,013)	(28,619)
Loss from other investments - related party	158	9,010
Loss (Income) from investments held at fair value	4,541	(8,978)
Gain on sale of discontinued operations	(4,431)	(2,585)
Deferred income taxes	9,290	7,038
Non-cash interest and dividend income	790	—
Depreciation and amortization	17,243	11,736
Loss on early retirement of debt	1,319	—
Amortization of debt related costs	457	744
Reclassification of net cash settlements on derivative instruments	(1,843)	(597)
Stock based compensation	11,154	3,619
Impairment charges	1,510	1
Other	(2,909)	(364)
Net change in operating assets and liabilities:
Receivables	(24,654)	(22,116)
Receivables from related parties	186	(3,469)
Inventories	(1,003)	(4,474)
Prepaid and other assets	(8,708)	(493)
Accounts payable, accrued and other liabilities	(1,136)	638
Payable to related parties	(65)	1
Increase in deferred fee liability to related party	—	11,448
Net increase in loans held for sale	10,937	10,145
Net cash (used in) provided by operating activities of discontinued operations	(4,744)	5,266
Net cash provided by operating activities	17,003	20,082
Cash flows from investing activities:
Purchases of investments	(142,661)	(52,824)
Proceeds from sales of investments	68,003	104,349
Maturities of marketable securities	122,285	—
Net increase in loans and other receivables	(10,313)	(369)
Purchases of property and equipment	(10,628)	(14,964)
Reclassification of restricted cash	423	(260)
Net cash settlements on derivative instruments	1,843	597
Proceeds from sale of assets	138	5,826
Acquisitions, net of cash acquired	(60,639)	45,848
Purchase of subsidiary shares from noncontrolling interests	(869)	(1,573)
Investments in associated companies	(31,127)	(16,567)
Proceeds from sales of discontinued operations	41,872	22,194
Net cash used in investing activities of discontinued operations	(102)	(258)
Other	522	1,011
Net cash (used in) provided by investing activities	(21,253)	93,010

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows (continued)
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from financing activities:
Proceeds from term loans	10,000	—
Repurchases of Subordinated Notes	(11,323)	—
Net revolver borrowings	53,800	(2,042)
Net borrowings of term loans – foreign	—	1,400
Repayments of term loans – foreign	(1,739)	—
Repayments of term loans – domestic	(19,812)	(5,267)
Return of capital paid to noncontrolling interest holders	—	(10,316)
Subsidiary repurchases of common stock	(20,724)	—
Deferred finance charges	(349)	—
Net change in overdrafts	1,341	4,305
Net (decrease) increase in deposits	(265)	11,876
Other	(617)	(3,009)
Net cash provided by (used in) financing activities	10,312	(3,053)
Net change for the period	6,062	110,039
Effect of exchange rate changes on cash and cash equivalents	(103)	83
Cash and cash equivalents at beginning of period	198,027	127,027
Cash and cash equivalents at end of period	$203,986	$237,149
Cash paid during the period for:
Interest	$6,193	$6,659
Taxes	$9,638	$2,868
Non-cash investing activities:
Net decrease (increase) in restricted cash from purchase of foreign currency financial instruments	$1,601	$(260)
Non-cash financing activities:
Obligation to repurchase Subordinated Notes	$—	$(5,492)

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(unaudited)
(in thousands except common unit data)

	Common	Accumulated Other Comprehensive	Treasury Units		Partners’		Non-controlling	Total
	Units	Income (Loss)	Units	Dollars	Capital	Total	Interests	Capital
Balance at December 31, 2012	34,940,471	$(17,862)	(4,154,371)	$(63,181)	$545,206	$527,344	249,403	$776,747
Net income					4,147	4,147	9,588	13,735
Unrealized gain on available-for-sale investments		32,539				32,539	3,582	36,121
Currency translation adjustment		(403)				(403)	(317)	(720)
Changes in post-retirement benefit obligations		468				468	401	869
Acquisition by subsidiary						—	2,897	2,897
Equity compensation-incentive units					6,774	6,774	—	6,774
Subsidiary's purchases of the Company's Common Units			(675,422)	(8,366)	(8,366)	(8,366)	—	(8,366)
Subsidiary share purchases, net					(1,809)	(1,809)	(18,915)	(20,724)
Issuances of subsidiary shares, net of SPLP purchases of subsidiary shares					2,304	2,304	1,140	3,444
Other, net					(208)	(208)	—	(208)
Balance at June 30, 2013	34,940,471	$14,742	(4,829,793)	$(71,547)	$548,048	$562,790	$247,779	$810,569

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
Basis of Presentation

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the comparable 2013 presentation. In addition, the three- and six-months ended June 30, 2012, now includes a benefit for income taxes of $5,510, previously reflected in the fourth quarter of 2012, as a result of a measurement period adjustment related to Steel Excel's acquisition of SWH, Inc. ("SWH"). The measurement period adjustment is reflected in Note 22 - "Quarterly Financial Data."
The consolidated financial statements include the consolidated financial results of SPLP, and its subsidiaries WebFinancial Holding Corporation (“WebFinancial” or "WebBank"), Handy & Harman Ltd ("HNH"), BNS Holding, Inc. ("BNS"), the BNS Liquidating Trust, ("BNS Liquidating Trust"), DGT Holdings Corp. ("DGT"), Steel Excel Inc. ("Steel Excel") and SPH Services, Inc. ("SPH Services"). Acquired companies are presented from their dates of acquisition (see Note 2 - "Acquisitions" for information on acquisition activity). DGT’s financial statements are recorded on a two-month lag, and as a result the statement of operations for the three and six months ended June 30, 2013 includes DGT’s activity for its three and six months ended April 30, 2013.

DGT completed the sale of its RFI subsidiary's ("RFI") Power Conversion assets and operations in the fourth quarter of 2012 and the sale of its Villa subsidiary ("Villa") in the first quarter of 2012. Also, in January 2013, HNH divested substantially all of the assets and existing operations of its Continental Industries ("Continental") business unit, a wholly owned subsidiary of Handy & Harman ("H&H") and in June 2013 HNH divested Canfield Metal Coating Corporation ("CMCC") and discontinued the operations of Indiana Tube de México, S. De R.L. de C.V. ("ITM"). The results and operations of RFI, Villa and HNH's discontinued operations for the three and six months ended June 30, 2013 and 2012 are presented as discontinued operations in SPLP's consolidated financial statements, through their respective sale dates, (see Note 3 - "Discontinued Operations").

The accompanying unaudited consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not contain all of the footnotes or other financial information that is required in annual financial statements by accounting principles generally accepted in the United States of America ("GAAP") and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of the Company, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

New Accounting Pronouncements

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

There has been no new accounting pronouncements issued but not yet adopted by the Company.

2. ACQUISITIONS

2013 Acquisitions
Wolverine Joining Technologies, LLC

On April 16, 2013, HNH and its indirect subsidiary, Lucas-Milhaupt Warwick LLC (collectively, the "Buyer"), entered into an asset purchase agreement ("Purchase Agreement") with Wolverine Tube, Inc. ("Wolverine") and its subsidiary, Wolverine Joining Technologies, LLC ("Wolverine Joining" and, together with Wolverine, "Seller"), pursuant to which the Buyer agreed to purchase substantially all of the assets of the Seller used in the business of Wolverine Joining, consisting of assets used for the development, manufacturing and sale of brazing, flux and soldering products and the alloys for electrical, catalyst and other industrial specialties, other than certain leased real property, and to assume certain liabilities related to such business. By acquiring Wolverine Joining, HNH increased its capacity to produce brazing filler metals and fluxes, and broadened its platform for continued global expansion. The purchase price for the acquisition was approximately $60,000, subject to a working capital adjustment and certain potential reductions as provided in the Purchase Agreement. The closing of this transaction occurred on April 26, 2013. Funding of the purchase price for the acquisition was from cash on hand and borrowings under HNH's senior secured credit facility, which was amended in connection with the acquisition as discussed in Note 13 - "Debt and Capital Lease Obligations." Substantially all of the assets of Wolverine Joining have been pledged to guarantee borrowings under the senior secured credit facility.

In connection with the acquisition of Wolverine Joining, HNH currently expects to incur employee termination charges totaling approximately $400 associated with HNH's integration activities. HNH expects that these restructuring charges will be recorded and primarily paid in 2013, and has recorded related expenses of $300 in selling, general and administrative expenses as of June 30, 2013.

The following table summarizes the amounts of the assets acquired and liabilities assumed recognized at the acquisition date on a preliminary basis (in thousands):

Trade and other receivables	$9,506
Inventories	17,947
Prepaid and other current assets	134
Property, plant and equipment	6,148
Goodwill	13,899
Other intangibles	13,738
Total assets acquired	61,372
Trade payables	(1,167)
Accrued liabilities	(395)
Net assets acquired	$59,810

The preliminary purchase price allocation is subject to a final working capital adjustment and finalization of third party valuations of certain acquired assets.The goodwill of $13,899 arising from the acquisition consists largely of the synergies expected from combining the operations of the Buyer and Seller. All of the goodwill is assigned to SPLP's Diversified Industrial segment and is expected to be deductible for income tax purposes. Other intangibles consist primarily of acquired trade names of approximately $4,600 and customer relationships of approximately $9,000. The intangible assets have been assigned 20-year useful lives based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and long-standing relationships Wolverine Joining has with its existing customer base. The valuation of acquired trade names was performed utilizing a relief from royalty method, and significant assumptions used in the valuation include the royalty rate assumed and the expected level of future sales. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation include the customer attrition rate assumed and the expected level of future sales.

The amount of net sales and operating income of the acquired business included in the consolidated income statement for the six months ended June 30, 2013 was approximately $15,200 and $300 respectively. The results of operations of the acquired business are reported as a product line within the Company's Diversified Industrial segment.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Steel Excel - Sports Acquisitions
During the first six months of 2013, Steel Excel's sports business made two acquisitions totaling $3,250 that were not material to SPLP's operations. Steel Excel has determined that one of these acquisitions is a variable interest entity and that Steel Excel is the primary beneficiary. Accordingly, Steel Excel accounts for its acquisition of its 30% (20% acquired in the first quarter of 2013 and an additional 10% acquired in the second quarter of 2013) membership interest as a business combination and has consolidated this company in accordance with Accounting Standards Codification ("ASC") 805.
2012 Acquisitions
Steel Excel
On May 31, 2012 (the "Acquisition Date"), Steel Excel acquired all of the capital stock of SWH, Inc. ("SWH"), a wholly owned subsidiary of BNS and the parent company of Sun Well Services, Inc. ("Sun Well"), for an acquisition price of  $68,747. The acquisition price was paid through a combination of 2,027,500 shares of common stock of Steel Excel, and $7,922 in cash. The $68,747 exceeded the carrying value of Sun Well by $26,237.  Pursuant to ASC 810-10-45-23, the excess of fair value received over the carrying value of Sun Well of $26,237 was credited to Capital. Also, Sun Well's assets and liabilities were maintained at their historical basis in the consolidated financial statements.
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

The estimated amortization of intangibles from the acquisition will be approximately $2,000 for the remainder of 2013, $3,265 in 2014, $2,807 in 2015, $2,186 in 2016, $1,664 in 2017 and $6,052 thereafter.
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

Pro Forma Results

The following unaudited pro forma results of operations for the six months ended June 30, 2013 and 2012 assumes that the Wolverine and Steel Excel acquisitions were made at the beginning of 2012. This unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisition had actually occurred at the beginning of 2012, or of the results that may be reported in the future. The 2013 supplemental pro forma earnings were adjusted to exclude $500 of acquisition-related costs incurred in 2013 and $500 of nonrecurring expense related to the fair value adjustment to acquisition-date inventories. 2012 supplemental pro forma earnings were adjusted to include these charges.

	Six Months Ended June 30,
	2013	2012
Revenue	$427,708	$441,909
Net income attributable to common unitholders	5,565	40,712
Net income per common unit – basic and diluted	1.84	1.45

3. DISCONTINUED OPERATIONS

Assets and Liabilities of discontinued operations at June 30, 2013 consists of HNH's ITM operation, while the December 31, 2012 amounts consist of three of HNH's businesses 1) Continental, 2) CMCC and 3) ITM.

	June 30,	December 31,
	2013	2012
Assets of discontinued operations:
Trade and other receivables	$20	$6,372
Inventories	225	7,097
Other current assets	1,146	1,438
Goodwill	—	6,041
Other intangibles, net	—	11,098
Property, plant and equipment, net	3,659	13,683
Other assets	105	121
Total assets	$5,155	$45,850
Liabilities of discontinued operations:
Trade payables and accrued liabilities	$1,861	$9,160
Total liabilities	$1,861	$9,160

Summary results for our discontinued operations included in the Company's Consolidated Statements of Operations are detailed in the table below. Discontinued operations for the three months ended June 30, 2013 includes the operations of CMCC through its sale date and ITM. The six months ended June 30, 2012 additionally includes Continental through its sale date. Discontinued operations for the three and six months ended June 30, 2012 includes the results of the aforementioned HNH businesses as well as DGT's RFI (sold in Q4 2012) and Villa (sold in Q1 2012) subsidiaries.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	$8,630	$25,834	$19,811	$53,832
Net (loss) income	(944)	1,004	(1,000)	2,139
(Loss) Gain after taxes and noncontrolling interests	(314)	505	(696)	1,103
(Loss) Gain on sale of discontinued operations after taxes and noncontrolling interests	(792)	(292)	2,421	1,331

Continental Industries

In January 2013, HNH divested substantially all of the assets and existing operations of its Continental Industries business unit, a wholly owned subsidiary of H&H, for a cash sales price totaling approximately $37,400 less transaction fees, reflecting a working capital adjustment of approximately $100 expected to be paid in the second quarter of 2013. Proceeds of $3,700 are currently held in escrow pending resolution of certain indemnification provisions contained in the sales agreement. Located in the State of Oklahoma, Continental Industries manufactures plastic and steel fittings and connectors for natural gas, propane and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection and lightning protection. It was part of SPLP's Diversified Industrial reporting segment.

Canfield Metal Coating Corporation

In June 2013, HNH divested substantially all of the assets and existing operations of its CMCC business unit, a wholly-owned subsidiary of H&H, for a cash sales price totaling approximately $9,500 less transaction fees, reflecting a preliminary working capital adjustment of approximately $500. Located in the State of Ohio, CMCC manufactured electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries. It was part of SPLP's Diversified Industrial reporting segment. The net proceeds from the sale of CMCC are included in Restricted cash, as under the terms of HNH's senior secured credit facility (see Note 13 - "Debt and Capital Lease Obligations"), the net proceeds must either be reinvested within 360 days after receipt or utilized to repay amounts outstanding under HNH's senior secured credit facility.

Indiana Tube Mexico

In July 2013, HNH divested substantially all of the equipment owned or utilized by ITM for the manufacture of refrigeration condensers for a cash sales price totaling $3,700, less transaction fees. ITM's operations, which were part of SPLP's Diversified Industrial segment, were discontinued in June 2013. The purchase price for ITM's equipment is payable in two equal installments of $1,850, the first paid at the closing date for the transaction and the second payable upon final equipment transfer, which date shall be no later than September 30, 2013. The net proceeds from the sale of ITM's equipment must either be reinvested within 360 days after receipt or utilized to repay amounts outstanding under HNH's senior secured credit facility.

In connection with the shut-down of ITM's operations, HNH initiated a series of restructuring activities, which will include the termination of all of ITM's employees and certain building lease termination costs. The estimated total cost of these restructuring activities is $900, which has been entirely accrued as of June 30, 2013. Payment for the majority of these costs will occur during the third quarter of 2013, and HNH expects all restructuring payments to be completed by the end of 2013.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

4. INVESTMENTS

A) Short-Term Investments

Marketable Securities

The Company's short-term investments primarily consist of its marketable securities portfolio held by its subsidiary, Steel Excel. Steel Excel's marketable securities as of June 30, 2013, and December 31, 2012, were classified as "available-for-sale" securities, with changes in fair value recognized in stockholders' equity as Other comprehensive income (loss). Classification of marketable securities as a current asset is based on the intended holding period and realizability of the investment.

The Company's portfolio of marketable securities was as follows:

	June 30, 2013				December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Available for sale securities
Short-term deposits	$72,186	$—	$—	$72,186	$48,596	$—	$—	$48,596
Mutual funds	10,758	3,154	(23)	13,889	10,368	1,452	—	11,820
United States government securities	52,658	3	(112)	52,549	99,525	20	(68)	99,477
Equity securities	64,200	5,006	(2,078)	67,128	20,822	1,217	(1,922)	20,117
Commercial paper	9,794	1	—	9,795	22,292	5	(6)	22,291
Corporate obligations	23,593	610	(104)	24,099	48,683	308	(277)	48,714
Total marketable securities	233,189	8,774	(2,317)	239,646	250,286	3,002	(2,273)	251,015
Amounts classified as cash equivalents	(76,128)	—	—	(76,128)	(51,887)	—	—	(51,887)
Amounts classified as marketable securities	$157,061	$8,774	$(2,317)	$163,518	$198,399	$3,002	(2,273)	$199,128

The Company's investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As market interest rates and bond yields increase, those securities purchased with a lower yield-at-cost will be in an unrealized loss position. Steel Excel has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the periods ended June 30, 2013 were not deemed to be other-than-temporary.

Marketable securities of approximately $36,800 and $45,100 were sold in the three and six months ended June 30, 2013, resulting in realized losses of $1,245 and $29, respectively. These losses are included in Other Income on the Consolidated Statement of Operations. The amortized cost and estimated fair value of investments in available-for-sale securities as of June 30, 2013, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
Mature in one year or less	$41,243	$41,146
Mature after one year through three years	22,958	23,095
Mature after three years	21,838	22,202
Total debt securities	86,039	86,443
Securities with no contractual maturities	147,150	153,203
	$233,189	$239,646

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

B. Long-Term Investments

The following table summarizes the Company's long-term investments as of June 30, 2013 and December 31, 2012. For those investments at fair value, the carrying amount of the investment equals its respective fair value.

			Investment Balance		Income (Loss) Recorded in Statement of Operations
					Three Months Ended June 30,		Six Months Ended June 30,
			June 30, 2013	December 31, 2012	2013	2012	2013	2012
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in OCI:
Equity securities - U.S. (1), (2)
Computer Software and Services			$3,787	$3,824
Aerospace/Defense			67,983	38,256
Manufacturing			1,925	28,032
Restaurants			23,275	15,012
Other			1,102	35,704
			98,072	120,828
Fair Value Changes Recorded in Consolidated Statement of Operations:
API Group PLC ("API") (1)			28,137	32,678	$4,599	$(1,352)	$(4,541)	$7,189
Barbican Group Holdings Limited			—	—	—	1,692	—	1,789
			126,209	153,506	$4,599	$340	$(4,541)	$8,978
(B) EQUITY METHOD INVESTMENTS
Investments in Associated Companies:	June 30, 2013	December 31, 2012
At Cost:	Ownership
CoSine	48.6%	46.8%	$6,060	$6,668	$(133)	$(79)	$(245)	$(176)
Other	40.0%	—%	3,920	—	(80)	—	(80)	—
At Fair Value:
ModusLink Global Solutions, Inc. ("MLNK") (1)	27.2%	14.8%	44,460	—	(1,403)	—	(6,549)	—
SL Industries, Inc. ("SLI") (1)	23.9%	24.1%	24,950	17,907	6,915	(6,321)	7,044	(2,982)
JPS Industries, Inc. ("JPS") (2)	39.3%	39.3%	23,084	—	8,158	—	8,158	—
Fox & Hound (3)	50.0%	50.0%	5,206	10,521	(76)	(11,122)	(5,315)	18,638
Other (3)	45.9%	—%	3,376	—	—	—	—	—
Steel Excel	—%	51.2%	—	—	—	(4,399)	—	13,139
			111,056	35,096	$13,381	$(21,921)	$3,013	$28,619
Other Investments at Fair Value - Related Party:
SPII Liquidating Trust - Series B (Barbican) (3)			—	16	$(16)	$1,955	$(16)	$2,029
SPII Liquidating Trust - Series D( Fox & Hound)(3)			523	542	(5)	(32)	(19)	(11,173)
SPII Liquidating Trust - Series G (SPCA) (3), (4)			5,336	6,016	(799)	(189)	(680)	477
SPII Liquidating Trust - Series H (SPJSF) (3), (5)			4,482	3,891	(407)	112	591	(23)
SPII Liquidating Trust - Series I (3), (6)			—	798	—	(56)	(34)	(320)
			10,341	11,263	$(1,227)	$1,790	$(158)	$(9,010)
(C) OTHER INVESTMENTS
ModusLink Warrants (3)			2,835	—	$(211)	$—	$(349)	$—

Total Long-Term Investments			$250,441	$199,865

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

(1) Level 1 investment. Equity securities totaling $94,285 and $79,352 were classified as Level 1 investments as of June 30, 2013 and December 31, 2012, respectively.
(2) Level 2 investment. Equity securities totaling $3,787 and $41,476 were classified as Level 2 investments as of June 30, 2013 and December 31, 2012, respectively.
(3) Level 3 investment. For additional information related to the Company's Level 3 investments, see Note 5 - "Fair Value Measurements."
(4) Steel Partners China Access I L.P.
(5) Steel Partners Japan Strategic Fund, L.P.
(6) Sold in the second quarter of 2013. See Note 12 - "Related Party Transactions" for additional information.

The following table presents activity for the available-for-sale securities presented in the table above for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in OCI:
Proceeds from sales	$1,182	$1,753	$1,182	$28,737
Gross gains from sales	$96	$33	$96	$2,912
Gross losses from sales	—	—	—	—
Net investment gain	$96	$33	$96	$2,912
Change in net unrealized holding gains (losses) included in other comprehensive income	$16,511	$(17,843)	$48,392	$(12,725)
Reclassified out of other comprehensive income (loss):
Unrealized gains	$13,230	$23	$13,230	$3,052
Unrealized losses	—	—	(2,632)	—
Total	$13,230	$23	$10,598	$3,052

(A) AVAILABLE-FOR-SALE SECURITIES

Fair Value Changes Recorded in OCI

For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. Gross unrealized gains and gross unrealized losses are reported in Accumulated other comprehensive loss in the consolidated balance sheets.

The cost basis and unrealized gains and losses related to our available for sale securities are as follows:

	June 30, 2013				December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Computer Software and Services	$3,362	$425	$—	$3,787	$4,447	$4	$(627)	$3,824
Aerospace/Defense	11,675	56,308	—	67,983	11,675	26,581	—	38,256
Manufacturing	1,352	573	—	1,925	16,278	11,754	—	28,032
Restaurants	5,974	17,301	—	23,275	5,974	9,038	—	15,012
Other	816	286	—	1,102	43,177	101	(7,574)	35,704
	$23,179	$74,893	$—	$98,072	$81,551	$47,478	$(8,201)	$120,828

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

Equity Method

•
The investment in CoSine is reported on the equity method. SPLP recorded $363 and $362 as its share of capital changes for the three and six months ended June 30, 2013 and $48 and $49 as its share of capital changes for the three and six months ended June 30, 2012. The aggregate market value of the Company’s interest in CoSine was $9,368 and $9,559 at June 30, 2013 and December 31, 2012, respectively.

•
In the first quarter of 2013, Steel Excel made an investment in a fitness equipment company. The investment was a 40% membership interest for a cash price of $4,000. This investment will be accounted for as an associated company as the Company owns less than 50% and does not have control of its operations.

Equity Method, At Fair Value:

•
In March 2013, pursuant to an agreement (“Investment Agreement”) between the Company and MLNK, SPLP purchased 7,500,000 shares of MLNK common stock for $4.00 per share. MLNK provides supply chain and logistics services to companies in consumer electronics, communications, computing, medical devices, software, luxury goods and retail. This investment, plus the 6,481,185 MLNK shares already owned by the Company and its subsidiaries, gave the Company a 27.2% ownership interest in MLNK common stock. Also, at its annual meeting on March 12, 2013, the MLNK shareholders elected two members of SPLP's management team to the MLNK board of directors.

As a result of the foregoing events, SPLP has concluded that it now has significant influence over the operating and financial policies of MLNK and therefore its investment is subject to the equity method of accounting. SPLP has elected the fair value option to account for MLNK in order to more appropriately reflect the value of MLNK in its financial statements, and will record future unrealized gains and losses in earnings. Accordingly the investment, which was previously classified as an available-for-sale security, was reclassified to an associated company as of March 12, 2013. Approximately $4,800 of unrealized losses were reclassified out of AOCI and recorded in earnings for the six months ended June 30, 2013.

In accordance with the Investment Agreement, MLNK also issued the Company warrants to purchase an additional 2,000,000 shares at $5.00 per share. See the "Other Investments" section of this Note for a further description of these warrants and their valuation for financial statement reporting.

•	SLI is a publicly traded company that designs, manufactures and markets power electronics, motion control, power protection and specialized communication equipment.

•
During the second quarter of 2013, JPS stockholders elected two members of SPLP's management team to their board to serve one-year terms, one of which will serve as chairman. As a result of the foregoing events, SPLP has concluded that it now has significant influence over the operating and financial policies of JPS and therefore its investment is subject to the equity method of accounting. Accordingly, the investment in JPS, which was previously classified as an available-for-sale security, was reclassified to an associated company as of June 30, 2013. Approximately $13,200 of unrealized gains were

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

reclassified out of AOCI and recorded in the Consolidated Statement of Operations for the three and six months ended June 30, 2013.

SPLP has elected the fair value option to account for JPS in order to more appropriately reflect the value of JPS in its financial statements and will record future unrealized gains and losses in earnings. JPS is a major U.S. manufacturer of extruded urethanes, ethylene vinyl acetates and mechanically formed glass and aramid substrate materials for specialty applications.

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

•
The Company has an investment in a Japanese real estate partnership. In the second quarter of 2013, the Company made an additional investment of $311 and reclassified this investment to an associated company. SPLP has elected the fair value option to account for this investment in order to more appropriately reflect the value of the investment in its financial statements and will record future unrealized gains and losses in earnings. Prior to the second quarter of 2013, this investment was accounted for as an investment at cost and included in Other non-current assets on the consolidated balance sheet as of December 31, 2012 with a balance of $4,576. In the first quarter of 2013, due to declines observed in this business, the Company recorded an impairment of $1,510 which is included in Asset impairment charges in the Consolidated Statements of Operations.

•
During the second quarter of 2012, SPLP acquired an additional 2,227,500 shares of Steel Excel, a publicly traded company. As a result SPLP's ownership increased to 51.1% of the outstanding shares and Steel Excel became a majority-owned controlled subsidiary (for additional information on this transaction, see Note 2 - "Acquisitions").

The following table presents summarized balance sheet and income statement data for SPLP's associated company investments:

	June 30, 2013	December 31, 2012
Summary of balance sheet amounts:
Current assets	$464,231	$96,280
Noncurrent assets	373,213	252,005
Total assets	$837,444	$348,285
Current liabilities	$367,804	$61,201
Noncurrent liabilities	155,336	170,857
Total liabilities	523,140	232,058
Parent equity	314,304	116,227
Total liabilities and equity	$837,444	$348,285
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Summary income statement amounts:
Revenue	$369,228	$130,892	$694,440	$256,666
Gross profit	52,683	25,964	92,628	37,491
Loss from continuing operations	(4,457)	(3,218)	(16,921)	(1,207)
Net loss after noncontrolling interests	(2,779)	(3,064)	(16,369)	(8,716)

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

	June 30, 2013	December 31, 2012
Summary of balance sheet amounts:
Total assets	$23,707	$25,824
Total liabilities	(62)	(37)
Net Asset Value	$23,645	$25,787

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Summary income statement amounts:
Net increase (decrease) in net assets from operations	$(2,708)	$3,949	$(810)	$(20,733)

(C) OTHER INVESTMENTS

In connection with the acquisition of ModusLink common shares in March 2013, the Company received warrants ("ModusLink Warrants") to acquire an additional 2,000,000 shares at an exercise price of $5.00 per share. The ModusLink Warrants are accounted for as an asset at fair value with changes in fair value recognized each period in Other income in the consolidated statement of operations. The warrants have a life of 5 years and were valued using the Black-Scholes option pricing model. Assumptions used in the valuation were as follows: 1) volatility of 67.6% 2) term of 5 years 3) risk free interest rate of 1.398% based on the U.S. Treasury bill yield, and 4) an expected dividend of $0.

5. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements as of June 30, 2013 and December 31, 2012 are summarized by type of inputs applicable to the fair value measurements as follows:

June 30, 2013	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$197,512	$22,196	$19,938	$239,646
Long-term investments (a)	191,832	26,871	21,758	240,461
Non-controlling interests in certain funds	—	—	1,014	1,014
Precious metal and commodity inventories recorded at fair value	10,837	—	—	10,837
Commodity contracts on precious metal and commodity inventories	135	—	—	135
Total	$400,316	$49,067	$42,710	$492,093

Liabilities:
Financial instruments	$—	$23,141	$—	$23,141
Interest rate swap agreement	—	104	—	104
Total	$—	$23,245	$—	$23,245

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$128,123	$69,222	$1,783	$199,128
Long-term investments (a)	112,030	59,383	21,784	193,197
Non-controlling interests in certain funds	—	—	1,021	1,021
Commodity contracts on precious metals and commodity inventories	127	—	—	127
Total	$240,280	$128,605	$24,588	$393,473

Liabilities:
Financial instruments	$—	$24,742	$—	$24,742
Derivative features of subordinated notes	—	—	184	184
Commodity contracts on precious metals and commodity inventories	—	27	—	27
Total	$—	$24,769	$184	$24,953
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

Investments with a fair value of approximately $48,800 were transferred from Level 2 to Level 1 and approximately $3,800 were transferred from Level 1 to Level 2 based upon changes in the number of shares traded. There were no investments transferred into or out of Level 3.

The precious metal and commodity inventories associated with HNH's fair value hedges (see Note 6 - "Derivative Instruments") are reported at fair value. Fair value of these inventories is based on quoted market prices on commodity exchanges and are considered Level 1 measurements. The derivative instruments that HNH purchases in connection with its precious metal and commodity inventories, specifically commodity futures and forwards contracts, are also valued at fair value. The futures contracts are Level 1 measurements since they are traded on a commodity exchange. The forward contracts are entered into with a counterparty and are considered Level 2 measurements.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Following is a summary of changes in financial assets measured using Level 3 inputs:

Three months ended June 30, 2013 and 2012:

	Long - Term Investments
	Investments in Associated Companies (a)	Other Investments - Related Party (b)	ModusLink Warrants (c)	Marketable Securities and Other (d)	Other Investments	Total
Assets
Balance at March 31, 2012	$40,683	$31,853	$—	$—	$13,719	$86,255
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Unrealized gains	—	2,067	—	—	1,694	3,761
Unrealized losses	(11,122)	(277)	—	—	—	(11,399)
Balance at June 30, 2012	$29,561	$33,643	$—	$—	$15,413	$78,617

Balance at March 31, 2013	$5,282	$12,332	$3,046	$22,746	$—	$43,406
Additions - fair value elections in 2013	3,065	—	—	—	—	3,065
Purchases	311	—	—	19,432	—	19,743
Sales	—	(764)	—	(22,926)	—	(23,690)
Realized gain on sale	—	—	—	1,556	—	1,556
Unrealized gains	—	—	—	144	—	144
Unrealized losses	(76)	(1,227)	(211)	—	—	(1,514)
Balance at June 30, 2013	$8,582	$10,341	$2,835	$20,952	$—	$42,710

Six Months ended June 30, 2013 and 2012:

	Long - Term Investments
	Investments in Associated Companies (a)	Other Investments - Related Party (b)	ModusLink Warrants (c)	Marketable Securities and Other (d)	Other Investments	Total
Assets
Balance at December 31, 2011	$—	$42,653	$—	$—	$13,623	$56,276
Purchases	10,923	—	—	—	—	10,923
Sales	—	—	—	—	—	—
Unrealized gains	18,638	2,807	—	—	1,790	23,235
Unrealized losses	—	(11,817)	—	—	—	(11,817)
Balance at June 30, 2012	$29,561	$33,643	$—	$—	$15,413	$78,617

Balance at December 31, 2012	$10,521	$11,263	$—	$2,804	$—	$24,588
Additions - fair value elections in 2013	3,065	—	—	—	—	3,065
Purchases	311	—	3,184	39,332	—	42,827
Sales	—	(764)	—	(22,926)	—	(23,690)
Realized gain on sale	—	—	—	1,556		1,556
Unrealized gains	—	592	—	186	—	778
Unrealized losses	(5,315)	(750)	(349)		—	(6,414)
Balance at June 30, 2013	$8,582	$10,341	$2,835	$20,952	$—	$42,710

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

(a) Unrealized losses are recorded in (Loss) Income of associated companies, net of taxes in the Consolidated Statement of Operations.
(b) Unrealized gains and losses are recorded in Income (Loss) from other investments-related party in the Consolidated Statement of Operations.
(c) Unrealized losses are recorded in Other (expense) income in the Consolidated Statement of Operations.
(d) Realized gain on sale is recorded in Other (expense) income in the Consolidated Statement of Operations.

Long-Term Investments - Valuation Techniques

The Company primarily uses two valuation methods to estimate the fair value of its equity securities measured using Level 3 inputs. The Company estimates the value of its indirect investment in Fox & Hound primarily using a discounted cash flow method using a market risk premium of 35%. The Company estimates the value of its interest in the SPII Liquidating Trust based on the net asset value of each series of the Trust. The ModusLink Warrants are valued using the Black-Scholes option pricing model (for additional information see Note 4 - "Investments").

Marketable Securities and Other - Investment Techniques

In November 2012, Steel Excel invested $6,000 in convertible debentures of School Specialty Inc. (“School
Specialty”) with a face amount of $11,900 On January 28, 2013, School Specialty filed for protection under Chapter 11 of the United States Bankruptcy Code, and in subsequent months Steel Excel invested approximately $21,300 as part of the debtor-in-possession loan to School Specialty. Upon School Specialty emerging from bankruptcy on June 11, 2013, Steel Excel received 26,457 shares of common stock of the post-bankruptcy entity in exchange for the convertible debentures, and received $17,500 in cash and 49,136 shares of common stock of the post-bankruptcy entity in exchange for its investment in the debtor-in-possession loan. The fair value of the common stock of the post-bankruptcy entity received was
$109 per share. In connection with these transactions, Steel Excel recognized a loss on disposal of the subordinated debentures of approximately $3,200 and a gain on disposal of the investment in the debtor-in-possession loan of approximately $1,600, both of which are included as a component of Other expense (income), net in the Consolidated Statements of Operations for the periods ended June 30, 2013. In addition, Steel Excel invested $9,800 in notes of the post-bankruptcy entity in June 2013. Steel Excel's investments in the common stock and notes of the post-bankruptcy entity are included as Level 3 corporate securities and Level 3 corporate obligations, respectively, as of June 30, 2013.

Level 3 Liabilities

During the six months ended June 30, 2013, the Company recognized a $184 decrease in fair value for the derivative features of the HNH Subordinated notes which reduced the balance from $184 at December 31, 2012 to $0 at June 30, 2013. As of June 30, 2013, the Company no longer holds any financial liabilities that are measured using Level 3 inputs.

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

As of June 30, 2013 and December 31, 2012, WebBank has impaired loans of $2,724, of which $2,197 is guaranteed by the USDA or SBA and $2,915, of which $2,328 is guaranteed by the USDA or SBA, respectively. These loans are measured at fair value on a nonrecurring basis using Level 3 inputs. See the Impaired Loans section of Note 7 - "Trade, Other and Loans Receivable" for additional discussion of loan impairment measurements.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

6. FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Risk

Financial instruments include $23,141 and $24,742 at June 30, 2013 and December 31, 2012, respectively, of amounts payable in foreign currencies which are subject to the risk of exchange rate changes. These financial instruments resulted from transactions entered into for risk management purposes, are collateralized by an equivalent amount included in restricted cash and have no maturity date. The liabilities are accounted for at fair value on the balance sheet date with changes in fair value reported in the consolidated statement of operations included in net investment gain (loss). The liabilities are not designated as hedging instruments. The foreign currency financial instrument liabilities at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013		December 31, 2012
Currency	Carrying Amount	Notional Amount	Carrying Amount	Notional Amount
Japanese Yen	$1,486	¥147,298	$1,695	¥146,991
Pound Sterling	21,655	£14,238	23,047	£14,186
Total	$23,141		$24,742

Information is summarized below for foreign currency financial liabilities and related restricted cash:

Foreign exchange transactions:	June 30,
	2013	2012
Balance, beginning of period	$24,742	$23,736
Net investment (gains) losses	(1,684)	166
Receipt of dividends, net of interest expense	83	94
Balance of foreign currency financial instruments liability and related restricted cash, end of period (a)	$23,141	$23,996
(a) The financial instruments payable in foreign currencies are entered into with a counterparty and are considered Level 2 measurements. Carrying value approximates fair value.

Precious Metal and Commodity Inventories

H&H's precious metal and commodity inventories are subject to market price fluctuations. H&H enters into commodity future and forward contracts on its precious metal inventory and certain commodity inventory that is not subject to fixed-price contracts with its customers in order to economically hedge against price fluctuations. HNH's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price increases in these commodities or markets could negatively impact H&H's earnings. H&H does not enter into derivatives or other financial instruments for trading or speculative purposes.

As of June 30, 2013, the Company had the following outstanding future contracts with settlement dates ranging from July to September 2013:

Commodity	Amount	Notional Value
Silver	685,000 ounces	$13,400
Gold	900 ounces	$1,100
Copper	400,000 pounds	$1,200
Tin	35 metric tons	$700

H&H accounts for these contracts as either fair value hedges or economic hedges under the guidance in ASC 815, Derivatives and Hedging. There were no forward contracts outstanding at June 30, 2013.

Fair Value Hedges. Of the total future contracts outstanding, 560,000 ounces of silver and substantially all of the copper contracts are designated and accounted for as fair value hedges under ASC 815. The fair values of these derivatives are recognized as derivative assets and liabilities in the consolidated balance sheet. The net change in fair value of the derivative assets and liabilities and the change in the fair value of the underlying hedged inventory are recognized in the consolidated income statement.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Economic Hedges. The remaining outstanding future contracts for silver, and all of the contracts for gold and tin, are accounted for as economic hedges. As these derivatives are not designated as accounting hedges under ASC 815, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market and both realized and unrealized gains and losses are recorded in current period earnings in the consolidated income statement.

The future contracts are exchange traded contracts through a third party broker. Accordingly, HNH has determined that there is minimal credit risk of default. HNH estimates the fair value of its derivative contracts through the use of market quotes or broker valuations when market information is not available. HNH maintains collateral on account with the third-party broker. Such collateral consists of both cash that varies in amount depending on the value of open future contracts, as well as ounces of precious metal held on account by the broker.

Debt Agreements

As discussed in Note 13 - "Debt and Capital Lease Obligations," H&H Group has entered into two interest rate swap agreements as economic hedges of its debt, but has elected not to account for the interest rate swap agreements as hedges under ASC 815. HNH records the expense (or gain) both from the mark-to-market adjustments and net settlements in interest expense on the consolidated income statement as the hedges are intended to offset interest rate movements.

HNH's Subordinated Notes had call premiums as well as Warrants associated with them. The Company treated the fair value of these features together as both a discount on the debt and a derivative liability at inception of the loan agreement. The discount was being amortized over the life of the notes as an adjustment to interest expense, and the derivative was marked to market at each balance sheet date. As discussed in Note 13 - "Debt and Capital lease Obligations," on March 26, 2013, the Company discharged its obligations associated with the Subordinated Notes and Warrants, and therefore, all discounts and derivative accounts related to the Subordinated Notes and Warrants are now zero.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets:

Derivative	Balance Sheet Location	June 30, 2013	December 31, 2012
Foreign currency financial instruments (a)	Financial instruments	$23,141	$24,742
Commodity contracts (a), (b)	Prepaid and other current assets	$135	$(127)
Commodity contracts (a)	Other current liabilities	$—	$27
Interest rate swap agreement (a)	Other current liabilities	$(104)	$—
Derivative features of subordinated notes (a)	Long-term debt	$—	$(184)

(a) Carrying amount equals fair value.
(b) Includes $32 designated as hedging instruments as of June 30, 2013.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Effect of derivative instruments on the Consolidated Statements of Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Derivative	Statement of Operations Location	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
Foreign currency financial instruments (a)	Net investment gains	$59	$374	$1,684	$(166)
Commodity contracts (a)	Cost of goods sold	(120)	—	—	—
Commodity contracts (b)	Realized and unrealized gain on derivatives	1,492	495	1,846	752
Interest rate swap agreements (b)	Interest expense	173	—	(104)	—
Derivative features of subordinated notes (b)	Realized and unrealized gain on derivatives	—	476	(184)	789
Total derivatives		$1,604	$1,345	$3,242	$1,375
(a) Designated as hedging instruments.
(b) Not designated as hedging instruments.

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

At June 30, 2013 and December 31, 2012, WebBank’s undisbursed loan commitments totaled $85,258 and $155,378, respectively. Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. WebBank’s commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by WebBank upon extension of credit is based on management’s credit evaluation of the borrower.

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
The allowance was $620 and $740 at June 30, 2013 and December 31, 2012, respectively, and is included within Other current liabilities in the consolidated balance sheets. Increases or decreases in the allowance are included in Selling, general and administrative expenses in the consolidated statements of operations. The amount included in Selling, general and administrative expenses for credit losses on off-balance sheet contingent credit exposure was an expense of $2 and $0 and a benefit of $35 and $110 for the three and six months ended June 30, 2013 and 2012, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

7. TRADE, OTHER AND LOANS RECEIVABLE

Trade and Other Receivables

	June 30, 2013	December 31, 2012
Trade accounts receivable, net of allowance for doubtful accounts of $2,148 in 2013 and $2,004 in 2012	$116,539	$81,820
Other receivables	1,458	2,194
Total	$117,997	$84,014

Loans Receivable

Major classification of WebBank’s loans receivable at June 30, 2013 and December 31, 2012 are as follows:

	Total				Current		Non-current
	June 30, 2013%		December 31, 2012%		June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Real estate loans:
Commercial – owner occupied	$6,415	10%	$6,724	10%	$204	$198	$6,211	$6,526
Commercial – other	194	—%	318	—%	—	9	194	309
Total real estate loans	6,609	10%	7,042	10%	204	207	6,405	6,835
Commercial and industrial	20,532	30%	9,832	15%	482	451	20,050	9,381
Loans held for sale	40,568	60%	51,505	75%	40,568	51,505	—	—
Total loans	67,709	100%	68,379	100%	41,254	52,163	26,455	16,216
Less:
Deferred fees and discounts	20		21		20	21	—	—
Allowance for loan losses	(308)		(285)		(308)	(285)	—	—
Total loans receivable, net (a)	$67,421		$68,115		$40,966	$51,899	$26,455	$16,216
(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, net was $67,192 and $71,111 at June 30, 2013 and December 31, 2012, respectively.

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

Changes in the allowance for loan and lease losses are summarized as follows:

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Beginning balance - December 31, 2012	$187	$34	$64	$285
Charge-offs	—	—	—	—
Recoveries	1	18	35	54
Provision	(44)	(25)	38	(31)
Ending Balance – June 30, 2013	$144	$27	$137	$308

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows at June 30, 2013:

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	144	27	137	308
Total	$144	$27	$137	$308
Outstanding Loan balances:
Individually evaluated for impairment (1)	$2,576	$—	$148	$2,724
Collectively evaluated for impairment	3,839	194	20,384	24,417
Total	$6,415	$194	$20,532	$27,141

(1) $2,197 is guaranteed by the USDA or SBA.

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

Loans are reported as past due when either principal or interest is due and unpaid for a period of 30 days or more. Loans past due 90 days or more and still accruing interest were $2,092 and $2,581 at June 30, 2013 and December 31, 2012, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Nonaccrual loans are summarized as follows:

	June 30, 2013	December 31, 2012
Real Estate Loans:
Commercial - Owner Occupied	$484	$147
Total Real Estate Loans	484	147
Commercial and Industrial	94	94
Total Loans	$578	$241

Past due loans (accruing and nonaccruing) are summarized as follows at June 30, 2013:

	Current	30-89 days past due	90+ days past due	Total past due (1)	Total loans	Recorded investment in accruing loans 90+ days past due
Real Estate Loans:
Commercial - Owner Occupied	$3,839	$—	$2,576	$2,576	$6,415	$2,092
Commercial - Other	194	—	—	—	194	—
Total Real Estate Loans	4,033	—	2,576	2,576	6,609	2,092
Commercial and Industrial	20,354	84	94	178	20,532	—
Total Loans	$24,387	$84	$2,670	$2,754	$27,141	$2,092

(1) $2,197 is guaranteed by the USDA or SBA.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows at June 30, 2013:

	Pass	Special Mention	Sub- standard (1)	Doubtful	Total loans
Real Estate Loans:
Construction	$—	$—	$—	$—	$—
Commercial - Owner Occupied	3,839	—	2,576	—	6,415
Commercial - Other	194	—	—	—	194
Total Real Estate Loans	4,033	—	2,576	—	6,609
Commercial and Industrial	20,384	—	148	—	20,532
Total Loans	$24,417	$—	$2,724	$—	$27,141

(1) $2,197 is guaranteed by the USDA or SBA.

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

Information on impaired loans is summarized as follows at June 30, 2013:

		Recorded investment
	Unpaid principle balance	with no allowance	with allowance	Total recorded investment (1)	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$2,795	$2,576	$—	$2,576	$—	$2,629
Total Real Estate Loans	2,795	2,576	—	2,576	—	2,629
Commercial and Industrial	364	135	13	148	—	157
Total Loans	$3,159	$2,711	$13	$2,724	$—	$2,786

(1) $2,197 is guaranteed by the USDA or SBA.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

8. INVENTORIES

A summary of inventories is as follows:

	June 30, 2013	December 31, 2012
Finished products	$19,424	$19,229
In – process	11,251	8,344
Raw materials	14,897	14,346
Fine and fabricated precious metal in various stages of completion	22,216	9,599
	67,788	51,518
Inventory reserve	—	(2,695)
	$67,788	$48,823

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory. H&H records its precious metal inventory at last-in, first-out ("LIFO") cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold. The market value of the precious metal inventory exceeded LIFO cost by $0 and $2,695 as of June 30, 2013 and December 31, 2012, respectively. The increase in the amount of precious metal inventory was attributable to the acquisition of Wolverine Joining (see Note 2 - "Acquisitions"). Such precious metal inventory is accounted for at fair value.

Certain customers and suppliers of H&H choose to do business on a “pool” basis, and furnish precious metal to H&H for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet. To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of June 30, 2013, H&H’s customer metal consisted of 254,148 ounces of silver, 528 ounces of gold, and 1,399 ounces of palladium. As of December 31, 2012, H&H’s customer metal consisted of 208,433 ounces of silver, 541 ounces of gold, and 1,399 ounces of palladium.

	June 30, 2013	December 31, 2012
Supplemental inventory information:
Precious metals stated at LIFO cost	$8,923	$5,460
Precious metals stated under non-LIFO cost methods, primarily at fair value	13,292	—
Market value per ounce:
Silver	19.52	30.20
Gold	1,224.50	1,675.40
Palladium	660.70	702.85

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

9. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	June 30, 2013	December 31, 2012
Land	$11,838	$10,059
Buildings and improvements	55,198	52,983
Machinery, equipment and other	151,370	143,281
Construction in progress	14,206	10,059
	232,612	216,382
Accumulated depreciation and amortization	(50,192)	(38,800)
Net property, plant and equipment	$182,420	$177,582

Depreciation expense was $5,700 and $3,922 for the three months ended June 30, 2013 and 2012, respectively and $11,443 and $7,354 for the six months ended June 30, 2013 and 2012, respectively.

10. GOODWILL AND OTHER INTANGIBLES

A reconciliation of the change in the carrying value of goodwill by reportable segment is as follows:

	June 30, 2013
	Diversified	Energy	Corporate	Total
Balance at beginning of year	$15,112	$48,429	$81	$63,622
Acquisitions	13,899	6,075	—	19,974
Currency translation adjustment	(2)	—	—	(2)
Other adjustments (a)	(454)	—	—	(454)
Balance at end of period	$28,555	$54,504	$81	$83,140
(a) Represents final purchase price allocation adjustments, including a final working capital adjustment, associated with the prior year HNH acquisition of Hickman. For additional information, see Note 2 - "Acquisitions."

	December 31, 2012
	Diversified	Energy	Corporate	Total
Balance at beginning of year	$11,838	$24,837	$81	$36,756
BNS sale of SWH to Steel Excel	—	(24,836)	—	(24,836)
Acquisition of Steel Excel	—	48,468	—	48,468
Acquisition of Hickman	3,267	—	—	3,267
Other acquisitions	—	154	—	154
Impairment	—	(192)	—	(192)
Currency translation adjustment/other	7	(2)	—	5
Balance at end of year	$15,112	$48,429	$81	$63,622

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

A summary of intangible assets other than goodwill is summarized as follows:

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Product and customer relationships	$112,095	$18,529	93,566	$102,756	$14,664	$88,092
Trademarks	28,165	2,983	25,182	23,610	2,016	21,594
Patents and technology	19,188	4,883	14,305	19,025	4,063	14,962
Other	2,496	1,259	1,237	2,446	1,182	1,264
	$161,944	$27,654	134,290	$147,837	$21,925	$125,912

Trademarks with indefinite lives as of June 30, 2013 and December 31, 2012 were $8,020. Amortization expense related to intangible assets was $3,022 and $2,368 for the three months ended June 30, 2013 and 2012, respectively and was $5,800 and $4,382 for the six months ended June 30, 2013 and 2012, respectively. Future amortization expense of the intangible assets acquired in the Wolverine Joining acquisition (see Note 2 - "Acquisitions") is expected to total $400 for the remainder of 2013, $700 in each of the years 2014 through 2017, respectively, and $10,500 thereafter. These balances are subject to adjustment during the finalization of the purchase price allocation for the Wolverine Joining acquisition.

11. BANK DEPOSITS

A summary of WebBank deposits is as follows:

Time deposits year of maturity:	June 30, 2013	December 31, 2012
2013	$14,195	$25,838
2014	10,839	9,094
2015	14,274	14,264
2016	11,511	11,507
Total time deposits	50,819	60,703
Money market deposits	27,514	17,906
Total deposits (a)	$78,333	$78,609
Current	$47,728	$43,744
Long-term	30,605	34,865
Total deposits	$78,333	$78,609

Time deposit accounts under $100	$47,844	$53,897
Time deposit accounts $100 and over	2,975	6,806
Total time deposits	$50,819	$60,703

(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of Deposits was $79,279 and $79,581 at June 30, 2013 and December 31, 2012, respectively.

12. RELATED PARTY TRANSACTIONS

Management Agreement

On May 11, 2012, SPLP, SPH Group LLC, a wholly owned subsidiary of SPLP, and Steel Partners LLC ("SPLLC") entered into the Fourth Amended and Restated Management Agreement ("Management Agreement"), effective as of January 1, 2012, to, among other things, revise the compensation to be paid to SP General Services LLC (the "Manager") and to extend the term of the agreement. Effective January 1, 2012, the Manager receives a fee at an annual rate of 1.5% of total partner’s capital ("Management Fee"), payable on the first day of each quarter and subject to quarterly adjustment. The Management

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Agreement will continue until December 31, 2013 and will be automatically renewed thereafter for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the independent directors.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. For the three months ended June 30, 2013 and 2012, the Manager earned a Management Fee of $2,041 and $1,743, respectively and for the six months ended June 30, 2013 and 2012, the Manager earned a Management Fee of $4,018 and $3,302, respectively. The Management Fee is included in Selling General and Administrative expenses in the consolidated statement of operations. Unpaid amounts for management fees included in Payable to related parties were $2,041 and $2,097 at June 30, 2013 and December 31, 2012, respectively. The Manager incurred $344 and $181 of reimbursable expenses during the three months ended June 30, 2013 and 2012, respectively, and $559 and $449 of reimbursable expenses during the six months ended June 30, 2013 and 2012 in connection with its provision of services under the Management Agreement. Unpaid amounts for reimbursable expenses were $565 and $573 at June 30, 2013 and December 31, 2012, respectively, and are included in Payable to related parties.

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
In addition to its servicing agreements with SPLP and its consolidated subsidiaries, SP Corporate has management services agreements with other companies, including CoSine, NOVT, Ore Holdings, Inc., Fox & Hound, J. Howard Inc., SL Industries, Inc. and Steel Partners, Ltd., in which officers of SPLP have ownership interests. SP Corporate will charge approximately $1,599 annually to these companies.

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

In the second quarter of 2013, the SPII Liquidating Trust sold its remaining investments comprising Trust I to a related party,  Steel Partners Ltd. The Company received proceeds of $764 representing its proportionate interest in the Trust. There was no gain or loss on the transaction.

Mutual Securities

Pursuant to the Management Agreement, the Manager was responsible for selecting executing brokers. Securities transactions for SPLP are allocated to brokers on the basis of reliability and best price and execution. The Manager has selected Mutual Securities as an introducing broker and may direct a substantial portion of the managed entities’ trades to such firm among others. An officer of the Manager and SPH GP is affiliated with Mutual Securities. The Manager only uses Mutual

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Securities when such use would not compromise the Manager’s obligation to seek best price and execution. SPLP has the right to pay commissions to Mutual Securities, which are higher than those that can be obtained elsewhere, provided that the Manager believes that the rates paid are competitive institutional rates. Mutual Securities also served as an introducing broker for SPLP’s trades. The Commissions paid by SPLP to Mutual securities were approximately $94 and $26 for the three months ended June 30, 2013 and 2012, respectively and were approximately $216 and $105 for the six months ended June 30, 2013 and 2012, respectively. Such commissions are included in the net investment gains (losses) in the consolidated statements of operations. The portion of the commission paid to Mutual Securities ultimately received by such officer is net of clearing and other charges.

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
SPLP has an arrangement whereby it holds an asset on behalf of a related party in which it has an investment. The asset had a fair value of $26,292 and $30,172 at June 30, 2013 and December 31, 2012, respectively. Under the terms of this arrangement, the related party is the sole beneficiary and SPLP does not have an economic interest in the asset and SPLP has no capital at risk with respect to such asset, other than indirectly through its indirect investment in such related party. No amounts related to this arrangement are recorded on the Consolidated balance sheet. For the three and six months ended June 30, 2013 and 2012, SPLP was indirectly compensated for providing this arrangement by the payment of a fee. The fees were not material.

The Company’s non-management directors receive an annual retainer of $150, of which $75 is paid in cash and $75 is paid in restricted common units of SPLP. The restricted units vest over a three year period. These directors are also paid fees of $1 for each board committee meeting attended. The chairmen of the Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee are paid an additional fee of $15, $5 and $5 annually, respectively. Effective May 1, 2013, the annual fee for the chairmen of the Audit Committee was increased to $60 annually. For the three months ended June 30, 2013 and 2012 non-management directors’ fees expensed were $197 and $145, respectively and $398 and $285 for the six months ended June 30, 2013 and 2012, respectively. Unpaid non-management directors’ fees are included in Payable to related parties and were $37 and $44 at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013, several related parties and consolidated subsidiaries had deposits totaling $25,800 in WebBank. These deposits earned $86 in interest through June 30, 2013. Interest of $39 has been eliminated in consolidation for the three months ended June 30, 2013, and deposits of $23,772 and interest of $81 has been eliminated in consolidation for the six months ended June 30, 2013. At December 31, 2012, several related parties and consolidated subsidiaries had deposits totaling $27,559 in WebBank.

SPLP has an estimated liability of $116 as of June 30, 2013 and December 31, 2012 included in other current liabilities which, pursuant to the Amended Exchange Agreement, is indemnified by Steel Partners II (Onshore) LP (“SPII Onshore”). As a result, the Company recorded an amount receivable from SPII Onshore reported as Receivable from related parties in the consolidated balance sheet.

Deferred Fee Liability to Related Party

Pursuant to an assignment and assumption agreement effective as of July 15, 2009, SPLP assumed from Steel Partners II (Offshore) Ltd. (“SPII Offshore”), an entity previously affiliated with SPII, a liability due WGL Capital Corp. (the "Investment Manager") an affiliate of the Manager, pursuant to a deferred fee agreement (the “Deferred Fee Liability”), in the amount of $51,594. In exchange for assuming the liability, SPLP received consideration of equal value from SPII Offshore comprised of $4,487 in cash and 2,725,533 common units of SPLP (valued at $17.28 per common unit as determined in connection with the implementation of the Exchange Transaction) which are held by SPLP as treasury units.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The amount of the Deferred Fee Liability was indexed to the value of SPLP. The deferred fee was a fair value liability and increased or decreased quarterly by the same percentage as the increase or decrease in the index. The Deferred Fee Liability increased $11,448 and ($314) in the six months and three months ended June 30, 2012, respectively, and is reported in the consolidated statements of operations as Deferred fee liability to related party-increase. On April 11, 2012 (the "Termination Date"), the Company and the Investment Manager terminated the Investor Services Agreement by mutual consent.  Instead of receiving the deferred fee in cash, the Investment Manager elected for the total amount to be paid in common units of the Company. For additional information see Note 15 - "Capital and Accumulated Other Comprehensive Loss."

Investment Manager

Effective as of July 15, 2009, SPLP entered into an investor services agreement (the “Investor Services Agreement”)
with the Investment Manager. Pursuant to the Investor Services Agreement, Investment Manager performed certain investor relations services on SPLP’s behalf and SPLP paid the Investment Manager a fee in an amount of $50 per year (the “Investor Services Fee”). The Management Fee payable to the Manager pursuant to the Management Agreement was offset and reduced on each payment date by the amount of the Investor Services Fee payable to the Investment Manager under the Investor Services Agreement. The Investor Services Agreement was terminated in April of 2012 (see Note 15 - "Capital and Accumulated Other Comprehensive Income (Loss).The Investment Manager earned an Investor Services Fee of $0 for the three months ended June 30, 2013 and 2012, and $0 and $13 for the six months ended June 30, 2013 and 2012, respectively. There were no unpaid amounts for the Investor Services at June 30, 2013 and December 31, 2012.

13. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following:

	June 30, 2013	December 31, 2012
Short term debt:
Foreign	$595	$778
3/4% Convertible Senior Subordinated Notes	346	346
Total short-term debt	941	1,124
Long-term debt - non related party:
Senior Term Loans	120,688	115,000
Revolving Facility	53,800	15,340
10% Subordinated Notes, net of unamortized discount	—	9,049
Other debt - domestic	8,438	8,597
Foreign loan facilities	3,006	4,713
Total debt to non related party	185,932	152,699
Less portion due within one year	12,818	13,025
Long-term debt to non related party	173,114	139,674
Long-term debt - related party:
10% Subordinated Notes, net of unamortized discount	—	391
Total long-term debt	173,114	140,065
Total debt	$186,873	$154,214
Capital lease facility
Current portion of capital lease	$944	$1,039
Long-term portion of capital lease	1,067	1,645
	$2,011	$2,684

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

Borrowings under the facility bear interest, at H&H Group's option, at a rate based on LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (2.75% and 1.75%, respectively, for LIBOR and Base Rate borrowings at March 31, 2013). The facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. The weighted-average interest rates on the Senior Term Loan and Revolving Facility were 2.99% and 3.20%, respectively, at June 30, 2013, and HNH was in compliance with all debt covenants at June 30, 2013.

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

On April 26, 2013, in connection with the acquisition of the assets of Wolverine Joining (see Note 2 - "Acquisitions"), HNH's Senior Credit Facility was amended to increase the lenders' commitments under the Revolving Facility by $20,000 to $110,000 and their commitments under the Senior Term Loan by $10,000 to$125,000.

In connection with this amendment, H&H Group entered into a second interest rate swap agreement in June 2013 to reduce its exposure to interest rate fluctuations. Under the interest rate swap, the Company receives one-month LIBOR in exchange for a fixed interest rate of 0.598% over the life of the agreement on an initial $5,000 notional amount of debt, with the notional amount decreasing by $100, $200 and $200 per quarter in 2013, 2014 and 2015, respectively. The agreement expires in February 2016.

Subordinated Notes

On March 26, 2013, H&H Group instructed Wells Fargo Bank, National Association ("Wells Fargo"), as trustee and collateral agent, to deliver an irrevocable notice of H&H Group's election to redeem all of its outstanding 10% subordinated secured notes due 2017 ("Subordinated Notes") to the holders of the Subordinated Notes. Pursuant to the terms of that certain amended and restated indenture, dated as of December 13, 2010, as amended ("Indenture"), by and among H&H Group, the guarantors named therein and Wells Fargo, as trustee and collateral agent, H&H Group has instructed Wells Fargo to redeem, on April 25, 2013, approximately $31,800 principal amount of Subordinated Notes, representing all of the outstanding Subordinated Notes, at a redemption price equal to 112.6% of the principal amount and accrued but unpaid payment-in-kind-interest thereof, plus accrued and unpaid cash interest. Approximately $22,000 of this principal amount relates to notes held by SPLP that were eliminated in consolidation as of December 31, 2012. The Subordinated Notes are part of a unit ("Unit"), and each Unit consists of (i) Subordinated Notes and (ii) warrants to purchase shares of common stock of HNH ("Warrants"). Until October 14, 2013, the Subordinated Notes and Warrants which comprise the Unit are not detachable, and accordingly, all Units are also being redeemed. On March 26, 2013, H&H Group irrevocably deposited with Wells Fargo funds totaling $36,900 for such redemption and interest payment in order to satisfy and discharge its obligations under the Indenture. Approximately $25,000 of this deposit related to SPLP's holdings of the HNH notes. SPLP received the proceeds on April 26, 2013.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Sun Well Debt

In the first quarter of 2013, Sun Well, a wholly owned operating subsidiary of Steel Excel repaid its remaining $13,000 balance on its term loan with Wells Fargo Bank, National Association. Sun Well also has a revolving line of credit for up to $5,000. The revolver is secured by the assets of Sun Well and bear interest, at the option of Sun Well, at LIBOR plus 3.5% or the greater of (a) the bank's prime rate, (b) the Federal Funds Rate plus 1.5%, or (c) the Daily One-Month LIBOR rate plus 1.5% for base rate loans. Both options are subject to leverage ratio adjustments. Borrowings under the revolving loan, which are determined based on eligible accounts receivable, mature on June 30, 2015. There are no borrowings under the revolving loan as of June 30, 2013. Under the agreement, Sun Well is subject to certain financial covenants. As of June 30, 2013, Sun Well was in compliance with all such covenants.

14. PENSION BENEFIT PLANS

The following table presents the components of pension expense and components of other post-retirement benefit (income) expense for the HNH benefit plans included the following:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest cost	$4,672	$5,406	$9,316	$10,754
Expected return on plan assets	(6,034)	(6,764)	(12,013)	(13,510)
Amortization of actuarial loss	1,438	637	2,668	1,265
Total	$76	$(721)	$(29)	$(1,491)

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

HNH expects to have required minimum contributions to the WHX Pension Plan of $7,800 for the remainder of 2013, $22,500, $21,300, $18,200, $17,100 and $49,000 in 2014, 2015, 2016, 2017 and for the five years thereafter, respectively. Required future contributions are determined based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

In addition to its pension plans which are included in the table above, HNH also maintains several other post-retirement benefit plans covering certain of its employees and retirees. The approximate aggregate expense for these plans was $400 and $500 for the three months ended June 30, 2013 and 2012, respectively and $1,000 and $1,000 for the six months ended June 30, 2013 and 2012, respectively.

15. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company has two classes of common units - Class A and Class B.  Class B common units are identical to a Class A common unit, and the holder of a Class B common unit has all the rights of a holder of a Class A common unit with respect to, without limitation, Partnership distributions and allocations of income, gain, loss or deductions, except that they may not be sold in the public market until the capital account allocable to such Class B common units is equal to the capital account allocable to the Class A common units.  At June 30, 2013 there were 23,171,031 Class A units and 6,939,647 Class B units outstanding. At December 31, 2012 there were 23,846,453 Class A units and 6,939,647 Class B units outstanding.

Common Units Issuance - Directors

In 2012 and 2011 the Company's non-management directors received equity compensation in the amount of $75 each year in the form of restricted common units of the Company. The restrictions vest over a three year period, with one-third of the units vesting on the anniversary date of the grants. The total value of the restricted units granted was $375 in 2012 and 2011. Total expense for the restricted units issued was approximately $63 and $31 for the three months ended June 30, 2013 and 2012, respectively and $146 and $62 for the six months ended June 30, 2013 and 2012, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Common Units Issuance - Deferred Fee Liability

On April 11, 2012, the Company and the Investment Manager terminated the Investor Services Agreement by mutual consent. As a result, the full amount of the Deferred Fee Liability became immediately payable. Instead of receiving the deferred fee in cash, the Investment Manager elected for the total amount to be paid in common units of the Company.  Under the Deferred Fee Agreement, the number of common units issued is determined by applying a 15% discount to the market price of the common units, which represents the fair value of the common units giving effect to the discount for lack of marketability.  As a result, on April 11 and May 11, 2012, 6,403,002 and 536,645 class B common units, respectively, were issued to the Investment Manager. In connection with the termination of the Investor Services Agreement, the Investment Manager agreed not to sell any of the common units issued as payment for the deferred fee during the one year period following the Termination Date.

Common Unitholders — Allocation of Net Income (Loss)
For each period presented net (loss) income attributable to common unit holders is allocated to the common unitholders on a pro rata basis based on the number of units held.

Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in Accumulated other comprehensive loss are as follows:

	Unrealized gain on available-for-sale securities	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at December 31, 2012	$44,521	$(1,863)	$(60,520)	$(17,862)
Current period other comprehensive gain (loss)	43,004	(403)	468	43,069
Reclassification of net unrealized gains on available-for sale securities, net of tax (a)	(10,465)	—	—	(10,465)
Balance at June 30, 2013	$77,060	$(2,266)	$(60,052)	$14,742

(a) Includes a reclassification of unrealized gain to Other expense (income) of $29, a reclassification of net unrealized gain of $10,432 (net of tax of $1,900) to Income (Loss) of associated companies, net of tax and a reclassification of $4 to Net investment gains.

For the three and six months ended June 30, 2013, the impact on comprehensive income related to companies accounted for under the traditional equity method was $0 and $1, respectively. At June 30, 2013 and December 31, 2012, Accumulated other comprehensive loss includes amounts for these companies of $0 and $1, respectively, for unrealized loss on available-for-sale securities.

For the three and six months ended June 30, 2012, there was no impact on comprehensive income related to companies accounted for under the traditional equity method.

Noncontrolling Interests in Consolidated Entities

Noncontrolling interests in consolidated entities at June 30, 2013 and December 31, 2012 represent the interests held by the noncontrolling shareholders of the BNS Liquidating Trust, HNH, DGT and Steel Excel.

Incentive Compensation

Effective January 1, 2012, the Manager was granted incentive units which may entitle the Manager to receive Class B common units of SPLP upon the attainment of specified thresholds. The number of incentive units granted is equal to 100% of the sum of the common units outstanding. On the last day of each fiscal year SPLP will issue to the Manager Class B common units equal to a percentage of the incentive units, based on the specified thresholds.  If the performance measurements are not met, no units will be issued. The incentive units are measured and paid on an annual basis and are accrued on a quarterly basis. Accordingly, the expense accrued will be adjusted to reflect the fair value of the incentive unit calculation at the end of each

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

quarter. Incentive unit expense of $6,774, representing approximately 495,399 units, was recorded in selling, general and administrative expenses in the consolidated statements of operations with a corresponding amount recorded in partners' capital for the six months ended June 30, 2013. The incentive unit expense adjustment was $2,343 for the three months ended June 30, 2013. There was no incentive unit expense recorded for the three and six months ended June 30, 2012.

16. NET INCOME (LOSS) PER COMMON UNIT

The following data was used in computing net (loss) income per common unit shown in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) from continuing operations	$24,133	$(1,930)	$10,304	$43,921
Restricted stock expense	—	31	—	62
Net income attributable to noncontrolling interests in consolidated entities	(6,930)	(5,703)	(7,880)	(7,804)
Net income (loss) from continuing operations	17,203	(7,602)	2,424	36,179
(Loss) Income from discontinued operations	(2,386)	437	3,431	4,724
Net income attributable to noncontrolling interests	1,280	(223)	(1,708)	(2,290)
	(1,106)	214	1,723	2,434
Net income (loss) attributable to common unitholders	$16,097	$(7,388)	$4,147	$38,613
Net income (loss) per common unit - basic
Net income (loss) from continuing operations	$0.57	$(0.25)	$0.08	$1.28
Net (loss) income from discontinued operations	(0.04)	0.01	0.06	0.09
Net income (loss) attributable to common unitholders	$0.53	$(0.24)	$0.14	$1.37
Net income (loss) per common unit – diluted
Net income (loss) from continuing operations	$0.57	$(0.25)	$0.08	$1.28
Net (loss) income from discontinued operations	(0.04)	0.01	0.06	0.09
Net income (loss) attributable to common unitholders	$0.53	$(0.24)	$0.14	$1.37
Weighted average common units outstanding - basic	30,128,047	31,183,171	30,194,928	28,183,105
Unvested restricted stock	—	27,175	—	27,175
Denominator for net income per common unit - diluted (a)	30,128,047	31,210,346	30,194,928	28,210,280

(a) The following were excluded from the diluted per unit calculation as their impact would have been anti-dilutive; Approximately 169,863 and 410,468 incentive units, for the three and six months ended June 30, 2013, respectively. Approximately 50,221 unvested restricted stock units, for the three and six months ended June 30, 2013.

17. SEGMENT INFORMATION

SPLP’s reportable segments consist of Diversified Industrial, Energy, Financial Services and Corporate and Other which are managed separately and offer different products and services.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Diversified Industrial

As of June 30, 2013, the Diversified Industrial segment for financial reporting purposes consists of HNH, which is a consolidated subsidiary, and JPS and SLI which are associated companies. HNH is a diversified holding company that owns a variety of manufacturing operations encompassing joining materials, tubing, engineered materials, electronic materials and cutting replacement products and services businesses. BNS' 2012 results have been reclassified from the Diversified Industrial segment to the Energy segment (see below) for comparability.

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

•
Steel Excel owns several oil field services companies, providing premium well services to exploration and production (“E&P”) companies operating primarily in the Williston Basin in North Dakota and eastern Montana. Steel Excel also has a sports business ("Steel Sports"). The operations of Steel Sports are not considered material and are included in the Energy segment. Steel Excel was previously accounted for as an associated company at fair value prior to SPLP increasing its ownership over 50%.

•
BNS is currently a holding company with no operations as of June 1, 2012 due to the sale of Sun Well to Steel Excel on May 31, 2012 (see Note 2 - "Acquisitions"). BNS' results include the operations of Sun Well prior to the sale of Sun Well to Steel Excel on May 31, 2012.

Financial Services

The Financial Services segment primarily consists of our wholly owned subsidiary WebBank, which operates in niche banking markets. WebBank provides commercial and consumer loans and services. WebBank’s deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), and the bank is examined and regulated by the FDIC and Utah Department of Financial Institutions ("UDFI").

Corporate and Other

The Corporate and Other segment consists of several consolidated subsidiaries as well as various investments and cash and cash equivalents. Corporate assets, revenues and overhead expenses are not allocated to the segments. Corporate revenues primarily consist of investment and other income, investment gains and losses and rental income. As of June 30, 2013, the Corporate and other segment had investments in available-for-sale securities, the SPII Liquidating Trust, associated companies accounted for under the equity method and cash and cash equivalents. Below is additional information related to the consolidated businesses and certain investments included in the Corporate and Other segment:
Consolidated businesses:

•
SPH services provides legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and similar services, to other affiliated companies. , SPH Services charged the Diversified Industrial, Energy and Financial Services segments approximately $2,200, $900, and $63, for the three months ended June 30, 2013 and approximately $2,745, $650 and $63, for the three months ended June 30, 2012. SPH Services charged the Diversified Industrial, Energy and Financial Services segments approximately $4,400, $1,800 and $125, for the six months ended June 30, 2013 and approximately $5,490, $650 and $125, for the six months ended June 30, 2012. These amounts are eliminated in consolidation.

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

•	The BNS Liquidating Trust is part of the Corporate and Other segment from July 1, 2012.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Equity Method Investments include, CoSine, Fox & Hound, the SPII Liquidating Trust investments and other associated company investments (see Note 4 - "Investments" for additional information ).
Segment information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Diversified industrial	$182,085	$164,430	$331,041	$308,816
Energy	29,376	19,264	55,727	31,626
Financial services	7,271	4,099	13,580	8,135
Corporate and other	364	13,833	2,210	16,395
Total	$219,096	$201,626	$402,558	$364,972
Income (Loss) from continuing operations before income taxes:
Diversified industrial	$31,692	$10,531	$39,519	$22,019
Energy	2,157	(3,008)	5,456	17,262
Financial services	4,680	2,070	8,436	4,366
Corporate and other	(6,329)	(972)	(34,393)	12,394
Income from continuing operations before income taxes	32,200	8,621	19,018	56,041
Income tax provision	8,067	10,551	8,714	12,120
Net income (loss) from continuing operations	$24,133	$(1,930)	$10,304	$43,921
Income (Loss) from equity method investments:
Diversified industrial	$15,073	$(6,321)	$15,202	$(2,982)
Energy	(80)	(4,399)	(80)	13,139
Corporate and other	(2,839)	(9,411)	(12,267)	9,452
Total	$12,154	$(20,131)	$2,855	$19,609

18. INCOME TAXES

For the three months ended June 30, 2013 and 2012, the Company recorded a tax provision of $8,067 and $10,551, respectively. For the six months ended June 30, 2013 and 2012, the Company recorded a tax provision of $8,714 and $12,120, respectively. The Company’s tax provision represents the income tax expense or benefit of its consolidated subsidiaries. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of the deferred tax assets will not be realized in future periods.

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

Quantitative measures established by regulation to ensure capital adequacy require WebBank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average quarterly assets (as defined). As of June 30, 2013, WebBank exceeded all the capital adequacy requirements to which it is subject.

As of June 30, 2013, WebBank was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events, since the most recent FDIC notification, which have changed WebBank’s prompt corrective action category. To remain categorized as well-capitalized, WebBank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage capital.

20. COMMITMENTS AND CONTINGENCIES

Environmental Matters

As discussed in more detail below, HNH and BNS have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the HNH and BNS. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of June 30, 2013, and December 31, 2012, on a consolidated basis, the Company has accrued $6,420 and $7,320, respectively, which represents its current estimate of the probable cleanup liabilities, including remediation and legal costs. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

HNH Environmental Matters

Certain subsidiaries of H&H Group have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH had approximately $5,400 accrued related to estimated environmental remediation costs as of June 30, 2013. In addition, HNH has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Based upon information currently available, the H&H Group subsidiaries do not expect their respective environmental costs, including the incurrence of additional fines and penalties, if any, will have a material adverse effect on them or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows of such subsidiaries or HNH, but there can be no such assurances. HNH anticipates that the H&H Group subsidiaries will pay any such amounts out of their respective working capital, although there is no assurance that they will have sufficient funds to pay them. In the event that the H&H Group subsidiaries are unable to fund their liabilities, claims could be made against their respective parent companies, including H&H Group and/or HNH, for payment of such liabilities.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

In addition, certain subsidiaries of H&H Group have been identified as potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state statutes at sites and are parties to administrative consent orders in connection with certain properties. Those subsidiaries may be subject to joint and several liabilities imposed by CERCLA on PRPs. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant in identifying PRPs and allocating or determining liability among them, the subsidiaries are unable to reasonably estimate the ultimate cost of compliance with such laws.

Among the sites where certain subsidiaries of H&H Group may have existing and material environmental liabilities are the following:

H&H has been working with the Connecticut Department of Environmental Protection ("CTDEP") with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that H&H sold in 2003 ("Sold Parcel") and an adjacent parcel ("Adjacent Parcel") that together with the Sold Parcel comprises the site of a former H&H manufacturing facility. Remediation of all soil conditions on the Sold Parcel was completed on April 6, 2007. On September 11, 2008, the CTDEP advised H&H that it had approved H&H's December 28, 2007 Soil Remediation Action Report, as amended, thereby concluding the active remediation of the Sold Parcel. The remaining remediation and monitoring costs for the Sold Parcel are expected to approximate $100. With respect to the Adjacent Parcel, H&H has been conducting an ecological risk assessment and an environmental field investigation in order to assess viable remediation options. The total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H or HNH.

In 1986, HHEM entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, the NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1,000. The $1,000 was paid solely by the former owner/operator. As of June 30, 2013, over and above the $1,000, total investigation and remediation costs of approximately $2,800 and $1,000 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The additional Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or HNH.

In August 2006, H&H received a notice letter from the United States Environmental Protection Agency ("EPA") formally naming H&H as a PRP at a superfund site in Massachusetts ("Superfund Site"). H&H is part of a group of thirteen other PRPs ("PRP Group") that work cooperatively regarding remediation of the Superfund Site. On June 13, 2008, H&H executed a participation agreement, consent decree and settlement trust that all of the other PRPs have signed as well. The PRP Group has both chemical and radiological PRPs. H&H is a chemical PRP; not a radiological PRP. The remediation of radiological contamination at the Superfund Site, under the direction of the Department of Energy, has been completed and a final status survey was submitted to the EPA in August 2012. The final status survey was approved by the EPA, and the PRPs have had access to the Superfund Site since November 2012. On July 12, 2013, H&H received its percentage assessment for the remediation work to be performed at the Superfund Site. While the amount of the assessment is less than the reserve recorded by H&H for this matter, a revised reserve estimate cannot be made until assessment payments are made by all of the PRP Group members, H&H's related financial guarantee is removed and a final assessment of H&H's potential future costs for this matter is completed, all of which

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

HNH expects will be completed by the end of 2013. In addition, because the assessment is an estimate and dependent upon several factors, including actual remediation activities and costs, full involvement by the PRP Group, and continued collaboration and financial support from the town of Attleboro, the party responsible for the subsequent operations and maintenance activities at the Superfund Site, there can be no assurance that final resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H or HNH.

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection ("MADEP") to investigate and remediate the soil and groundwater conditions at the MA Property that is the subject of the Arista Development litigation discussed above. On June 30, 2010, HHEM filed a Response Action Outcome ("RAO") report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. On June 20, 2013, HHEM received the MADEP's Notice of Audit Findings and Notice of Noncompliance ("Notice"). HHEM believes that its original positions presented in the RAO report are supportable and has scheduled initial discussions with the MADEP to resolve any differences identified in the Notice. Until such discussions are completed, no estimate of additional remediation costs, if any, can be made.

BNS Sub Environmental Matters

On August 12, 2008, a then-subsidiary of BNS (“BNS Sub”) was identified as a PRP by the EPA as an alleged drum reconditioning customer (PRP) of New England Container Corp. (“NECC”). BNS Sub is presently investigating the matter and has joined a group of other alleged NECC drum reconditioning customers. The NECC drum reconditioning PRP's have incurred and will continue to incur costs in the investigation and each PRP has been assessed a pro-rata fee for its cost share of the assessment. BNS Sub believes that it has an adequate environmental liability accrual associated with the site, which is reflected in the remediation estimate discussed above. The liability accrual is part of the Liquidating Trust formed by BNS.

On June 4, 2013 BNS LLC was identified by the U.S. Environmental Protection Agency (“EPA”) as a potentially responsible party (“PRP”) as an alleged waste generator that disposed of wastes at the Operable Unit Two of the Peterson/Puritan, Inc. Superfund Site which includes the J.M. Mills Landfill in Cumberland, RI,.  BNS LLC is currently investigating the matter and has joined a group of other alleged “Potentially Responsible Parties.”

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

BNS Litigation Matters

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

BNS Sub has been named as a defendant in 1,204 and 1,160 alleged asbestos-related toxic-tort claims as of June 30, 2013 and December 31, 2012, respectively. The claims were filed over a period beginning 1994 through June 30, 2012. In many cases these claims involved more than 100 defendants. Of the claims filed, 988 and 926 were dismissed, settled or granted summary judgment and closed as of June 30, 2013 and December 31, 2012, respectively. Of the claims settled, the average settlement was less than $3. There remained 216 and 234 pending asbestos claims as of June 30, 2013 and December 31, 2012, respectively. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $2,282 at June 30, 2013 and December 31, 2012 in estimated remaining self insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973 although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. In addition, there can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims; and, that BNS Sub will not need to increase significantly its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of June 30, 2013 and December 31, 2012 BNS Sub has accrued $1,020 relating to the open and active claims against BNS Sub. This accrual represents BNS's best estimate of the likely costs to defend against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded, through the retroactive billings by BNS Sub. However, there can be no assurance that BNS Sub will not need to take additional charges in connection with the defense, settlement or judgment of these existing claims or that the costs of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date relating to existing claims. These claims are now being managed by the Liquidating Trust formed by BNS.

21. SUBSEQUENT EVENTS
On July 3, 2013, Steel Energy Ltd. (“Steel Energy”), a wholly-owned subsidiary of Steel Excel, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank National Association, RBS Citizens, N.A., and Comerica Bank. The Credit Agreement provided for a borrowing capacity of $80,000 consisting of (i) a $70,000 secured term loan (the “Term Loan”) that was fully drawn by Steel Energy on July 3, 2013, and (ii) up to $10,000 in revolving loans (the “Revolving Loans”). The Credit Agreement has a five-year term, with the Term Loan amortizing in quarterly installments of $2,500 commencing September 30, 2013, and a balloon payment due on the maturity date. Borrowings under the Credit Agreement are collateralized by substantially all the assets of Steel Energy, Sun Well, and Rogue and a pledge of all of the issued and outstanding shares of capital stock of Sun Well and Rogue, and are fully guaranteed by Sun Well and Rogue.
On July 11, 2013, Steel Excel entered into a Stock Purchase and Sale Agreement with iGo, Inc. (the “iGo Agreement”) pursuant to which Steel Excel will commence a cash tender offer (the “Offer”) to purchase up to 44.0% of the outstanding shares of iGo's common stock (the "iGo Shares") on a fully-diluted basis at a price per share of $3.95 (the “Offer Price”), subject to the terms and conditions set forth in the iGo Agreement. The transaction has been approved by the boards of directors of both iGo and Steel Excel. Under the terms of the iGo Agreement, Steel Excel's obligation to accept for payment and pay for the iGo Shares tendered in the Offer is conditioned upon, among other things, the tender of at least 30.0% of the total number of outstanding shares of iGo's common stock on a fully-diluted basis. The Offer expires on August 22, 2013. The iGo Agreement further provides that if, upon the expiration of the Offer, more than 30.0% but less than 44.0% of iGo's common stock then outstanding on a fully-diluted basis is tendered in the Offer, Steel Excel is obligated to purchase from iGo newly issued shares of iGo's common stock at the Offer Price so that such number of newly issued shares of common stock, when added to the number of shares of common stock owned by Steel Excel following consummation of the Offer, constitutes 44.0% of iGo's common stock then outstanding on a fully-diluted basis.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

22. QUARTERLY FINANCIAL DATA

The following table reflects the discontinued operations described in Note 3 - "Discontinued Operations" and the measurement period adjustments described in Note 1 - "Nature of the Business and Basis of Presentation".

			Net Income From Continuing Operations Attributable to Common Unit Holders			Net Income Attributable to Common Unit Holders
Quarter	Revenue	Net Income (Loss) From Continuing Operations	Per Common Unit Basic Attributable to Common Unit Holders	Per Common Unit Diluted	Net Income (Loss)	Per Common Unit Basic	Per Common Unit Diluted
2012
First	$163,346	$45,851	$1.74	$1.74	$45,970	$1.83	$1.83
Second	201,626	(1,930)	(0.25)	(0.25)	(7,419)	(0.24)	(0.24)
Third	183,705	7,861	0.09	0.09	3,487	0.11	0.11
Fourth	162,909	655	(0.13)	(0.13)	(1,020)	(0.03)	(0.03)
	$711,586	$52,437			$41,018

Grant Thornton LLP 666 Third Avenue, 13th Floor New York, NY 10017-4011 T 212.599.0100 F 212.370.4520 www.GrantThornton.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Steel Partners Holdings, L.P.
We have reviewed the accompanying consolidated balance sheet of Steel Partners Holdings, L.P. and subsidiaries (the “Company”) as of June 30, 2013, and the related consolidated statements of operations, changes in capital, comprehensive income for the three and six months ended June 30, 2013 and the consolidated statement of cash flows for the six months ended June 30, 2013 and 2012. These consolidated interim financial statements are the responsibility of the Company's management.
We were furnished with the reports of other accountants on their reviews of the consolidated interim financial statements of Steel Excel, Inc. and Subsidiaries, WebFinancial Holding Corporation and WF Asset Corp., whose total assets as of June 30, 2013 constituted $561.3 million of the related consolidated total, and whose revenues for the three-month and six-month periods ended June 30, 2013 and 2012 constituted $36.7 million and $15.3 million, and $69.3 million and $19.4 million, respectively, of the related consolidated totals.
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
Based on our reviews and the reports of other accountants, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2012, and the related consolidated statements of operations, changes in capital, comprehensive income, and cash flows for the year then ended (not presented herein); and we expressed, based on our audit and the reports of other auditors, an unqualified opinion on those consolidated financial statements in our report dated March 21, 2013. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

New York, New York
August 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Steel Excel, Inc.
San Ramon, California

We have reviewed the condensed consolidated balance sheet of Steel Excel Inc. as of June 30, 2013, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, and cash flows for the six-month periods ended June 30, 2013 and 2012 included in Steel Excel Inc.'s Securities and Exchange Commission Form 10-Q for the period ended June 30, 2013. These interim financial statements are the responsibility of the Company's management.
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
August 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
WebFinancial Holding Corporation

We have reviewed the accompanying condensed consolidated balance sheet of WebFinancial Holding Corporation as of June 30, 2013, and the related condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, the condensed consolidated statement of equity for the six months ended June 30, 2013 and the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of WebFinancial Holding Corporation as of December 31, 2012 and the related consolidated statements of operations, equity and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                 HANSEN, BARNETT & MAXWELL P.C.

Salt Lake City, Utah
August 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
WF Asset Corp

We have reviewed the accompanying condensed balance sheet of WF Asset Corp as of June 30, 2013, the related condensed statements of operations for the three and six months ended June 30, 2013 and 2012, the condensed statement of equity for the three months ended June 30, 2013, and the condensed statements of cash flows for the six months ended June 30, 2013 and 2012. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the balance sheet of WF Asset Corp as of December 31, 2012 and the related statements of operations, equity and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2013, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

HANSEN, BARNETT & MAXWELL P.C.

Salt Lake City, Utah
August 1, 2013

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

Diversified Industrial	Energy	Financial Services	Corporate
Handy & Harman Ltd. ("HNH") (1)	Steel Excel Inc. ("Steel Excel") (1)	WebBank (1)	SPH Services, Inc. ("SPH Services") (1)
SL Industries, Inc. ("SLI") (2)	BNS Holding, Inc. ("BNS") (1), (3)		DGT Holdings Corp. ("DGT") (1)
JPS Industries, Inc. ("JPS") (2)			BNS Holdings Liquidating Trust ("BNS Liquidating Trust") (1), (3)
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

RESULTS OF OPERATIONS

The following is a summary of SPLP’s consolidated operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Diversified industrial	$182,085	$164,430	$331,041	$308,816
Energy	29,376	19,264	55,727	31,626
Financial services	7,271	4,099	13,580	8,135
Corporate	364	13,833	2,210	16,395
Total Revenue	$219,096	$201,626	$402,558	$364,972
Net income (loss) from continuing operations before income taxes:
Diversified industrial	$31,692	$10,531	$39,519	$22,019
Energy	2,157	(3,008)	5,456	17,262
Financial services	4,680	2,070	8,436	4,366
Corporate	(6,329)	(972)	(34,393)	12,394
Total	32,200	8,621	19,018	56,041
Income tax provision	8,067	10,551	8,714	12,120
Net income (loss) from continuing operations	24,133	(1,930)	10,304	43,921
(Loss) Income from discontinued operations	(2,386)	437	3,431	4,724
Net income attributable to noncontrolling interests in consolidated entities	(5,650)	(5,926)	(9,588)	(10,094)
Net income (loss) attributable to common unitholders	16,097	(7,419)	4,147	38,551
Other comprehensive income (loss)	4,010	(8,125)	32,605	(3,258)
Comprehensive income (loss) attributable to common unitholders	$20,107	$(15,544)	$36,752	$35,293

Diversified Industrial Segment

The following presents a summary of the Diversified Industrial segment operating results as reported in our consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
HNH	$182,085	$164,430	$331,041	$308,816
Total Revenue	$182,085	$164,430	$331,041	$308,816
Net income from continuing operations before income taxes:
HNH	$16,619	$16,852	$24,317	$25,001
Income (loss) of associated companies	15,073	(6,321)	15,202	(2,982)
Total	$31,692	$10,531	$39,519	$22,019

For the three and six months ended June 30, 2013, the Diversified Industrial segment for financial reporting purposes consists of HNH, which is a consolidated subsidiary, and JPS and SLI which is are associated companies. BNS' 2012 results have been reclassified from the Diversified Industrial segment to the Energy segment for comparability.

The following presents a summary of HNH:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	$182,085	$164,430	$331,041	$308,816
Cost of sales	131,831	114,777	236,871	219,144
Gross profit	50,254	49,653	94,170	89,672
Selling, general and administrative expenses	33,402	29,997	65,668	59,263
Interest expense, net	1,641	3,624	5,019	6,752
Derivative activity income	(1,492)	(970)	(1,053)	(1,541)
Other expense, net	84	150	219	197
Net income from continuing operations before income taxes	$16,619	$16,852	$24,317	$25,001

Net sales for the three months ended June 30, 2013 increased by $17,655, or 10.7% when compared to the same period in 2012. Value added sales increased by $22,300 on higher volume, primarily from HNH's Joining Materials group, including the acquisition of Wolverine Joining, and the Building Materials group, and were partially offset by the impact of lower average precious metal prices of $4,600, principally due to silver. The average silver market price was approximately $22.90 per troy ounce in the second quarter of 2013, as compared to $29.40 per troy ounce during the same period of 2012. The acquisition of Wolverine Joining during the second quarter of 2013 provided incremental net sales of $15,200 within the Joining Materials segment during the period.

Net sales for the six months ended June 30, 2013 increased by $22,225, or 7.2% when compared to the same period in 2012. Value added sales increased by $28,900 on higher volume, primarily from HNH's Joining Materials group, including the acquisition of Wolverine Joining, and the Building Materials group, and were partially offset by the impact of lower average precious metal prices of $6,700, principally due to silver. The average silver market price was approximately $26.46 per troy ounce in the first half of 2013, as compared to $31.12 per troy ounce during the same period of 2012. The acquisition of Wolverine Joining during the second quarter of 2013 provided incremental net sales of $15,200 within the Joining Materials segment during the period.

Gross profit for the three months ended June 30, 2013 increased by $601, or 1.2%, when compared to the same period of 2012, and, as a percentage of net sales, increased to 27.6% as compared to 30.2% in 2012. The gross margin decrease of 2.6% in 2013 was principally due to unfavorable product mix in the Joining Materials group, and unfavorable production variances in the Arlon group. Lower average precious metal prices, principally silver, favorably impacted gross profit margin by 0.7% in the three months ended June 30, 2013. Since HNH's precious metal inventory is hedged and the cost of silver is passed through to customers principally at market, lower silver prices generally result in increases in HNH's Joining Materials group's gross profit margin. The acquisition of Wolverine Joining during the second quarter of 2013 provided incremental gross profit of $800 within the Joining Materials segment during the period.

Gross profit for the six months ended June 30, 2013 increased by $4,498, or 5.0%, when compared to the same period of 2012, and, as a percentage of net sales, increased to 28.4% as compared to 29.0% in 2012. Gross margin as a percentage of net sales was relatively flat comparing the six months ended June 30, 2013 to the same period of 2012, with the slight decline due to unfavorable product mix from the Joining Materials group and unfavorable production variances in the Arlon group. Lower average precious metal prices, principally silver, favorably impacted gross profit margin by 0.6% in the six months ended June 30, 2013. Since HNH's precious metal inventory is hedged and the cost of silver is passed through to customers principally at market, lower silver prices generally result in increases in the Joining Materials group's gross profit margin. The acquisition of Wolverine Joining during the second quarter of 2013 provided incremental gross profit of $800 within the Joining Materials segment during the period.

Selling, general and administrative ("SG&A") expenses increased by $3,405, or 11.4%, for the three months ended June 30, 2013, compared to the same period of 2012. SG&A as a percentage of net sales was relatively flat for the three months ended June 30, 2013 compared to the same period last year.

SG&A expenses increased by $6,405, or 10.8%, for the six months ended June 30, 2013, compared to the same period of 2012. SG&A as a percentage of net sales was 0.6% higher for the six months ended June 30, 2013 compared to the same period last year. Lower average precious metal prices and increased business development costs, including acquisition fees and integration costs related to HNH's acquisition of Wolverine Joining, had a negative impact on SG&A as a percentage of net sales, as compared to the prior year.

Interest expense decreased by $1,983, or 54.7%, for the three months ended June 30, 2013, and decreased by $1,733, or 25.7%, for the six months ended June 30, 2013, compared to the same periods in 2012. Interest expense in the six months ended June 2013 included a loss associated with the redemption of HNH's Subordinated Notes, including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts. Interest expense was favorably impacted in both periods by lower average interest rates, principally due to HNH's debt refinancing in the fourth quarter of 2012 and the redemption of HNH's Subordinated Notes.

Derivative activity income was $1,492 for the three months ended June 30, 2013, compared to $970 in the same period of 2012. The gain in 2013 was attributable to HNH's commodity contracts. HNH utilizes precious metal forward and future contracts to economically hedge its precious metal inventory against price fluctuations. The factors that affect the gain or loss on these derivative instruments are changes in the price of precious metals and the amount of ounces hedged. Of the gain in 2012, approximately $495 was attributable to precious metal contracts and approximately $475 was attributable to embedded derivative features of HNH's Subordinated Notes and related warrants.

Derivative activity income was $1,053 for the six months ended June 30, 2013, compared to $1,541 in the same period of 2012. Of the gain in 2013, approximately $1,846 was attributable to precious metal contracts. partially offset by a loss of $184 on the embedded derivative features of HNH's Subordinated Notes and related warrants. Of the gain in 2012, approximately $752 was attributable to precious metal contracts and approximately $789 was attributable to embedded derivative features of HNH's Subordinated Notes and related warrants.

Income (loss) of associated companies includes income or loss we recognize on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee. Income (loss) of associated companies included in the Diversified Industrial segment net income from continuing operations includes the following:

	Ownership at
	June 30,	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2013	2012	2013	2012
JPS	39.3%	$8,158	$—	$8,158	$—
SLI	23.9%	6,915	(6,321)	7,044	(2,982)
		$15,073	$(6,321)	$15,202	$(2,982)

Energy Segment

The following presents a summary of the Energy segment operating results on a pro forma basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Historical)	(Pro Forma)	(Historical)	(Pro Forma)
Revenue:
Steel Excel (a)	$29,376	$24,580	$55,727	$42,366
BNS (Historical) (b)	—	8,070	—	20,432
Total Revenue	29,376	$32,650	$55,727	$62,798
Net income (loss) from continuing operations before income taxes:
Steel Excel (a)	$2,237	$191	$5,536	$1,209
BNS (Historical) (b)	—	946	—	3,678
(Loss) Income of associated companies (c)	(80)	(4,399)	(80)	13,139
Total	$2,157	$(3,262)	$5,456	$18,026

(a) Steel Excel's results in 2013 are historical while 2012 amounts are pro-forma. Steel Excel was acquired on May 31, 2012.
(b) BNS' results are historical for both 2013 and 2012.

(c) Effective January 1, 2012, equity method income for Steel Excel was reclassified to the Energy segment due to acquisitions of oil field servicing companies. As discussed below, the Company consolidated Steel Excel effective May 31, 2012, the date that its interest in Steel Excel exceeded 50%. Amounts in 2013 relate to recent Steel Sports investments.

SPLP's Energy segment consists of its consolidated subsidiary Steel Excel, which was acquired on May 31, 2012, and BNS. For comparability, BNS's results for 2012 have been reclassified from the Diversified Industrial segment to the Energy segment since the results of BNS include the results of Sun Well, an oilfield servicing company, prior to its sale to Steel Excel.

Steel Excel owns several oil field services companies, providing premium well services to exploration and production (“E&P”) companies operating primarily in the Williston Basin in North Dakota and eastern Montana. Steel Excel provides critical services needed by E&P operators, including well completion, well maintenance and workover, well recompletion, hydrostatic tubular testing and plug and abandonment services. In addition, Steel Excel has a sports business ("Steel Sports"). The operations of Steel Sports are not considered material and are included in the Energy segment. Steel Excel was previously accounted for as an associated company at fair value prior to SPLP increasing its ownership over 50%.

Financial Services Segment

The Financial Services segment, for financial reporting purposes, consists of our consolidated and wholly owned subsidiary WebBank (which operates in niche banking markets), and WF Asset Corp (which consists of a portfolio of investments). WebBank provides commercial and consumer loans and services. WebBank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), and the bank is examined and regulated by the FDIC and the Utah Department of Financial Institutions ("UDFI").
The following presents a summary of the Financial Services segment operating results as reported in our consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Interest income (including fees)	$5,314	$2,985	$9,819	$5,966
Non-interest income	1,957	1,114	3,761	2,169
	7,271	4,099	13,580	8,135
Costs and expenses:
Interest	128	336	277	617
Provision for (recovery of) loan losses	22	(99)	(31)	(244)
Selling, general and administrative expenses	2,441	1,792	4,898	3,396
	2,591	2,029	5,144	3,769
Net income from continuing operations before income taxes	$4,680	$2,070	$8,436	$4,366

Interest Income

Interest income increased by $2,329, or 78.0%, in the three months ended June 30, 2013, compared to the same period of 2012 and increased by $3,853, or 64.6%, in the six months ended June 30, 2013, compared to the same period in 2012. The increases were due primarily to growth in lending programs.

Noninterest Income

Noninterest income increased $843, or 75.7% for the three months ended June 30, 2013, compared to the same period of 2012 and increased $1,592, or 73.4%, in the six months ended June 30, 2013, compared to the same period in 2012, due primarily to the premiums received on loans held for sale.

Interest Expense

Interest expense represents interest accrued on WebBank depositor accounts. Interest expense decreased $208, or 61.9%, for the three months ended June 30, 2013, compared to the same period of 2012, and increased $340, or 55.1%, in the six months ended June 30, 2013, compared to the same period last year. The increases were largely due to a decrease in average interest rates on the depositor accounts.

(Recovery of) Provision for Loan Losses

At June 30, 2013, WebBank had an estimated $2,724 of impaired loans (of which $2,197 is guaranteed by the USDA or SBA) and an allowance for loan losses of $308.

WebBank routinely obtains appraisals on underlying collateral of nonperforming loans and records a provision for losses if the value of the collateral declines below the value of the loans. WebBank recorded an increase of provision for loan losses of $22 for the three months ended June 30, 2013, compared to a reduction of $99 for the three months ended June 30, 2013. WebBank recorded a reduction of provision for loan losses of $31 for the six months ended June 30, 2013, compared to $244 for the six months ended June 30, 2012.

Selling General and Administrative Expenses

The increase in SG&A expenses of $649, or 36.2%, for the three months ended June 30, 2013, compared to the same period last year, was due primarily to higher personnel costs. The increase in SG&A expenses of $1,502, or 44.2%, for the six months ended June 30, 2013, compared to the same period last year, was due primarily to higher personnel costs.

Corporate and Other

The following presents a summary of Corporate and Other segment operating results as reported in our consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Investment and other income (loss)	$208	$(98)	$429	$125
Net investment gains	156	13,931	1,781	16,270
	364	13,833	2,210	16,395
Costs and expenses:
Interest	135	24	201	18
Selling, general and administrative expenses	7,766	6,465	17,287	11,838
Impairment charges	—	—	1,510	—
Deferred fee liability to related party - (decrease) increase	—	(314)	—	11,448
Other expense (income)	552	(441)	797	(873)
	8,453	5,734	19,795	22,431
(Loss) Income from continuing operations before (loss) income from equity method investments and investments held at fair value	(8,089)	8,099	(17,585)	(6,036)
Equity Method Investments:
(Loss) Income of associated companies	(1,612)	(11,201)	(12,109)	18,462
(Loss) Income from other investments - related party	(1,227)	1,790	(158)	(9,010)
Total (loss) income from equity method investments	(2,839)	(9,411)	(12,267)	9,452
Income (Loss) from investments held at fair value	4,599	340	(4,541)	8,978
Net (loss) income from continuing operations	$(6,329)	$(972)	$(34,393)	$12,394

The Corporate and Other segment consists of several consolidated subsidiaries as well as various investments and cash and cash equivalents. Corporate assets, revenues and overhead expenses are not allocated to the segments. Corporate revenues primarily consist of investment and other income, investment gains and losses and rental income. As of June 30, 2013, the Corporate and other segment had investments in available-for-sale securities, the SPII Liquidating Trust, associated companies accounted for under the equity method and cash and cash equivalents. For additional information see Note 17 - "Segment Information" to the SPLP financial statements found elsewhere in this Form 10-Q.
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

Net investment gains for the three months ended June 30, 2013 were $156 compared to $13,931 in the same period of 2012. The net gains in 2013 were primarily due to gains from foreign currency instruments. The net gains in the three months ended June 30, 2012 were primarily due to the gain on the Company's investment in Steel Excel of approximately $13,500 resulting from remeasuring our investment to fair value upon acquisition of the majority interest in Steel Excel.

Net investment gains for the six months ended June 30, 2013 were $1,781 compared to $16,270 in the same period of 2012. The net gains in 2013 were primarily due to gains from foreign currency instruments. The 2012 gains were due to the aforementioned gain on the Company's investment in Steel Excel and gains on the sale of certain available for-sale securities.

Interest Expense

In the ordinary course of business the Company may enter into foreign currency transactions which, in effect, in certain circumstances, may represent borrowings from the counterparty. Interest expense represents interest and other fees on such transactions.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of payroll, legal, accounting, audit, tax, management fee and other professional fees. SG&A expenses increased by $1,301 or 20.1% in the three months ended June 30, 2013, compared to the same period in 2012, primarily due to non-cash incentive unit compensation expense.

SG&A expenses increased by $5,449, or 46.0%, in the six months ended June 30, 2013, compared to the same period in 2012, primarily due to the non-cash incentive unit compensation recorded in the first six months of 2013 (see Note 15 - "Capital and Accumulated Other Comprehensive Loss" to the SPH financial statements found elsewhere in this From 10-Q).

Impairment Charges

In the six months ended June 30, 2013, the Company recorded an impairment charge of $1,510 related to its investment in a Japanese real estate partnership (see Note 4 - "Investments" in the SPH financial statements found elsewhere in this Form 10-Q).

Deferred Fee Liability to Related Party - Increase

Deferred fee liability to related party - increase is an expense that arose beginning July 16, 2009 as a result of the assumption, in connection with the Exchange Transaction, of an obligation pursuant to a deferred fee agreement due to the Investment Manager, an affiliate of the Manager ("Deferred Fee Liability"). The increase in Deferred Fee Liability to related party of $11,448 recorded for the six months ended June 30, 2012 was due to an increase in an index related to the value of SPLP. On April 11, 2012, the Company and the Investment Manager terminated the Investor Services Agreement by mutual consent. As a result of the termination of the Investor Services Agreement the full amount in the Deferred Fee Liability became immediately payable. As a result, on April 11 and May 11, 2012, 6,403,002 and 536,645 class B common units, respectively, were issued to the Investment Manager. In connection with the termination of the Investor Services Agreement, the Investment Manager agreed not to sell any of the common units issued as payment for the deferred fee during the one year period following the Termination Date. For additional information, see Note 12 - "Related Party Transactions" to the SPLP financial statements found elsewhere in this Form 10-Q.

Equity Method Investments

(Loss) Income of Associated Companies

(Loss) Income of associated companies includes income or loss recognized on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee. (Loss) Income of associated companies included in the Corporate and Other segment is as follows:

	Ownership at
	June 30,	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2013	2012	2013	2012
ModusLink	27.2%	$(1,403)	$—	$(6,549)	$—
CoSine	48.6%	(133)	(79)	(245)	(176)
Fox & Hound	50.0%	(76)	(11,122)	(5,315)	18,638
		$(1,612)	$(11,201)	$(12,109)	$18,462

Income (Loss) From Other Investments - Related Party

Income (loss) from other investments - related party represents the change in fair value that we recognize on our 43.75% investment in each series of the SPII Liquidating Trust (for additional information see Note 4 - “Investments” of the SPLP financial statements found elsewhere in this Form 10-Q). The loss in the three months ended June 30, 2013 was primarily due to decreases in fair value of the series of the SPII Liquidating Trust which holds an interest in Steel Partners II Japan Strategic Fund and the series which holds an interest in Steel Partners China Access Fund. The loss in the Six months ended June 30, 2013 was not significant.
The loss in the six months of 2012 was primarily due to the series of the SPII Liquidating Trust that holds an interest in Fox & Hound Restaurant Group ("F&H"). On March 19, 2012, in conjunction with a long-term refinancing of its debt, Fox & Hound issued new common equity. As a result of the transaction, our interest in F&H through the SPII Liquidating Trust was diluted and reduced by approximately $11,200.
Income (Loss) From Investments Held at Fair Value
Income (loss) from investments held at fair value for the three months ended March 31, 2013 includes income or loss that the Company recognizes on its direct investment in API Group PLC ("API"). For the three and six months ended June 30, 2012, Income (Loss) from investments held at fair value includes income or loss related to API and Barbican Group Holdings Limited ("Barbican"). For additional information see Note 4 - "Investments" to the SPLP financial statements found elsewhere in this Form 10-Q.
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
A tax provision of $8,067 and $10,551 was recorded for the three months ended June 30, 2013 and 2012, respectively and a tax provision of $8,714 and $12,120 was recorded for the six months ended June 30, 2013 and 2012, respectively.

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
Cash Flow Summary

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$17,003	$20,082
Net cash (used in) provided by investing activities	(21,253)	93,010
Net cash provided by (used in) financing activities	10,312	(3,053)
Change for the period	$6,062	$110,039

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 was $17,003. Net income of $13,735 was impacted by certain non-cash items, partially offset by a decrease of $24,443 relating to changes in certain operating assets and liabilities. Of this working capital decrease, $1,136 was from a decrease in accounts payable and accrued and other liabilities, $24,468 was from an increase in accounts receivable, $8,708 was from an increase in prepaid and other assets, $1,003 was from an increase in inventories, partially offset by a $10,937 decrease on loans held for sale. Net income was also impacted by $4,744 relating to net cash used by operating activities of discontinued operations.

Net cash provided by operating activities for the six months ended June 30, 2012 was $20,082. Net income of $48,645 was partially offset by a decrease of $19,768 relating to changes in operating assets and liabilities. Of this working capital decrease, $25,585 was from an increase in accounts receivable and $4,474 was from an increase in inventories, partially offset by an increase in accounts payable and accrued and other liabilities of $638 and a net decrease in loans held for sale of $10,145. Net income was also impacted by $11,448 relating to the increase in the Deferred Fee Liability to related party and $5,266 relating to net cash provided by operating activities of discontinued operations. The increase in accounts receivable relates primarily the increase in sales by HNH during the first six months of 2012 compared to the same period in the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 was $21,253. Significant items included acquisitions, primarily by HNH, of $60,639, investments in associated companies of $31,127, which primarily relates to our investment in ModusLink, a net increase in loans receivable of $10,313 and purchases of property plant and equipment of $10,628. These cash uses from investing activities were partially offset by cash increases due to proceeds from the sales of discontinued operations of $41,872 and net proceeds from investment sales and maturities of $47,627.

Net cash provided by investing activities for the six months ended June 30, 2012 was $93,010. Significant items included net cash acquired in acquisitions of $45,848, primarily from the acquisition of Steel Excel, proceeds from the sale of discontinued operations of $22,194 and net proceeds from sales of investments of $51,525. These cash increases were partially offset by investments in associated companies of $16,567, which represents our indirect investment in Fox & Hound and additional investment in Steel Excel, and purchases of property plant and equipment of $14,964.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013 was $10,312. This was due primarily to proceeds from revolver borrowings of $53,800 and proceeds from term loans of $10,000, partially offset by repayments of term loans of $21,551, repurchases of common stock of $20,724 and repurchases of subordinated notes of $11,323.

Net cash used in financing activities for the six months ended June 30, 2012 was $3,053. This was due primarily to distributions paid to noncontrolling interest holders of BNS of $10,316 and repayments of term loans of $5,267, partially offset by higher bank deposits held by WebBank of $11,876, net change in overdrafts of $4,305.

LIQUIDITY AND CAPITAL RESOURCES

Holding Company

SPLP (excluding its operating subsidiaries, the “Holding Company”) is a global diversified holding company whose assets principally consist of the stock of its direct subsidiaries, cash and cash equivalents and other non-controlling investments in debt and equity securities. Its principal potential sources of funds are available cash resources, investments, borrowings, public and private capital market transactions, repayment of subsidiary advances, distributions or dividends from subsidiaries, as well as dispositions of existing businesses and investments. The Holding Company’s investments are subject to changes that may result in amounts realized from any future sales that are at times significantly different from the value we are reporting at June 30, 2013. These investments, including those accounted for under the equity method, can be impacted by market conditions, changes in the specific business environments of our investees or by the underlying performance of these businesses.

In addition to cash and cash equivalents, the Holding Company considers investments at fair value included in its consolidated balance sheet as being generally available to meet its liquidity needs. Investments at fair value are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a reasonable period of time. As of June 30, 2013, the Holding Company had cash and cash equivalents of $35,850 and investments of $227,060. The Holding Company had $23,141 of restricted cash which serves as collateral with respect to foreign currency financial instruments. The Holding Company is not able to use these funds for other purposes, and the Holding Company does not consider this amount to be available to meet its liquidity needs.

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

The Holding Company and its operating businesses may use their available liquidity to make acquisitions of new businesses and other investments, but the timing and cost of any future investments cannot be predicted. The Company may seek external debt or equity financing and will rely on its existing liquidity to fund corporate overhead expenses and new acquisition opportunities. It may also dispose of existing businesses and investments. At June 30, 2013, the Holding Company and its consolidated subsidiaries had, in the aggregate, cash and cash equivalents of $203,986 available for operations in the ordinary course of business and for the acquisition of interests in businesses.

Discussion of Segment Liquidity and Capital Resources

HNH

As of June 30, 2013, HNH’s current assets totaled $229,118, its current liabilities totaled $91,673, and its working capital was $137,445, as compared to working capital of $106,528 as of December 31, 2012.

HNH's cash used in operations was $3,314 in the three months ended June 30, 2013 compared to net cash provided of $11,181 in the 2012 period. The decrease in cash flow from operations was principally attributable to a higher use of working capital during the six months ended June 30, 2013. SPLP's consolidated financial statements reflect pre-tax income from continuing operations of $16,619 and $24,317 relating to HNH for the three and six months ended June 30, 2013, respectively.

HNH's debt is principally held by H&H Group, a wholly owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, subject to certain exceptions including required pension payments to the WHX Pension Plan. HNH does not expect these restrictions to have an impact on HNH's ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. HNH expects to have required minimum contributions to the WHX Pension Plan of $7,800 for the remainder of 2013, $22,500, $21,300, $18,200, $17,100 and $49,000 in 2014, 2015, 2016, 2017, and for the five years thereafter, respectively. Such required contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

H&H Group has entered into a $205,000 senior secured credit facility, consisting of a revolving credit facility in an aggregate principal amount not to exceed $90,000 and a term loan in an initial aggregate principal amount of $115,000 (collectively, "Senior Credit Facility"). As of March 31, 2013, H&H Group's availability under its revolving credit facility was $57,400. In connection with HNH's acquisition of substantially all of the assets of Wolverine Joining Technologies, LLC, which closed on April 26, 2013, HNH's Senior Credit Facility was amended to increase the lenders' commitments under the revolving credit facility and term loan by $20,000 and $10,000, respectively. Funding of the purchase price for the Acquisition was from cash on hand and borrowings under the amended Senior Credit Facility. As of June 30, 2013, H&H Group's availability under its amended revolving credit facility was $36,300. HNH believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit.

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

DGT

At April 30, 2013, its most recent fiscal period, DGT had $12,861 in cash and cash equivalents and $31,602 of investments.

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

Steel Excel

As of June 30, 2013, Steel Excel's working capital was $266,849 Steel Excel's principal source of liquidity is cash, cash equivalents and marketable securities on hand.

At June 30, 2013, Steel Excel had $258,660 in cash, cash equivalents and marketable securities. The available-for-sale securities included short-term deposits, corporate obligations, United States government securities, and obligations of government agencies. In the future, Steel Excel may make additional acquisitions of businesses, and may use a significant portion of its available cash balances for such acquisitions or for working capital needs thereafter.

In February and March 2013 Steel Excel made extra principal payments totaling $13,000 on its term loan with Wells Fargo Bank. Sun Well has no borrowings outstanding on its revolving line of credit at June 30, 2013.

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

WebBank

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations such as certificate of deposit maturities and to fund customer credit needs. WebBank had $68,284 and $66,938 in cash at the Federal Reserve Bank and at its correspondent banks at June 30, 2013 and December 31, 2012, respectively. WebBank had $13,400 and $8,400 in lines of credit from its correspondent banks at June 30, 2013 and December 31, 2012, respectively. WebBank had $15,233 and $3,276 available from the Federal Reserve discount window at June 30, 2013 and December 31, 2012, respectively. WebBank had available a $4,000 line of credit from the Holding Company at December 31, 2012. This line of credit was terminated in March 2013. WebBank had a total of $96,917 and $82,614 in cash, lines of credit, and access to the Federal Reserve Bank discount window at June 30, 2013 and December 31, 2012, respectively, which represents approximately 70% and 60%, respectively, of WebBank's total assets.
Contractual Commitments and Contingencies

There were no material changes in our contractual obligations or any other liabilities reflected on our consolidated balance sheet as of June 30, 2013 as compared to those reported in our 2012 Form 10-K.

Off-Balance Sheet Risk

We have off-balance sheet risk related to certain financial instruments, including futures and undisbursed loan commitments. For additional information regarding these arrangements, refer to Note 6 - “Financial Instruments,” to the consolidated financial statements contained in this Form 10-Q.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2013 compared to those reported in our 2012 Form 10-K.

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

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief

Executive Officer and the Chief Financial Officer concluded that as of June 30, 2013 our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business.  For further information regarding our legal proceedings, see our Legal Proceedings set forth in Note 20 - “Commitments and Contingencies,” to the consolidated financial statements included in Part I of this Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1, 2013 through April 30, 2013	38,051	$13.58	N/A	N/A

May 1, 2013 through May 31, 2013	349,025	$13.29	N/A	N/A

June 1, 2013 through June 30, 2013	104,648	$13.64	N/A	N/A

Total	491,724		N/A	N/A

(1) All units were purchased by DGT Holdings Corp., an affiliate of the Company, in open market transactions for its own account.

Item 6. Exhibits

Exhibit No.	Description

Exhibit 10.1
First Amendment to Management Services Agreement between SP Corporate Services LLC and Handy & Harman Ltd, dated as of March 27, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on 8-K filed April 2, 2013).

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

Dated:	August 8, 2013	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ James F. McCabe, Jr.
James F. McCabe, Jr.
Chief Financial Officer
(Principal Accounting Officer)