Form 10-Q
period 2013-09-30
STEEL PARTNERS HOLDINGS L.P.
filed 2013-11-07
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the Registrant’s common units as of November 4, 2013 was 29,575,745.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands, except common units)

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$241,322	$198,027
Restricted cash	25,882	28,180
Marketable securities	169,495	199,128
Trade and other receivables (net of allowance for doubtful accounts of $2,422 in 2013 and $2,004 in 2012)	114,259	84,014
Receivables from related parties	121	145
Loans receivable, net	17,715	51,899
Inventories, net	68,863	48,823
Deferred income taxes	23,539	24,029
Prepaid and other current assets	19,269	13,780
Assets of discontinued operations	4,467	45,850
Total current assets	684,932	693,875
Long-term loans receivable, net	33,416	16,216
Goodwill	83,356	63,622
Other intangibles, net	131,223	125,912
Deferred income taxes	63,202	77,101
Other non-current assets	42,108	24,186
Property, plant and equipment, net	178,505	177,582
Long-term investments	236,633	199,865
Total Assets	$1,453,375	$1,378,359

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands, except common units)
(continued)

	September 30, 2013	December 31, 2012
LIABILITIES AND CAPITAL	(unaudited)
Current liabilities:
Accounts payable	$43,870	$33,984
Accrued liabilities	44,021	45,405
Financial instruments	24,632	24,742
Deposits	46,421	43,744
Payable to related parties	2,290	2,716
Short-term debt	855	1,124
Current portion of long-term debt	22,037	13,025
Deferred income taxes	536	1,022
Other current liabilities	3,962	4,629
Liabilities of discontinued operations	490	9,160
Total current liabilities	189,114	179,551
Long-term deposits	29,738	34,865
Long-term debt	214,062	140,065
Accrued pension liability	206,489	217,141
Deferred income taxes	5,444	5,736
Other liabilities	21,325	24,254
Total Liabilities	666,172	601,612
Commitments and Contingencies
Capital:
Partners’ capital common units: 29,655,138 and 30,786,100 issued and outstanding (after deducting 5,285,333 and 4,154,371 held in treasury, at cost of $77,639 and $63,181) at September 30, 2013 and December 31, 2012, respectively.	534,228	545,206
Accumulated other comprehensive income (loss)	12,170	(17,862)
Total Partners’ Capital	546,398	527,344
Noncontrolling interests in consolidated entities	240,805	249,403
Total Capital	787,203	776,747
Total Liabilities and Capital	$1,453,375	$1,378,359

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands, except common unit and per common unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012 (a)
Revenue
Diversified industrial net sales	$171,874	$144,629	$502,915	$453,445
Energy net sales	31,844	34,293	87,571	65,919
Financial services revenue	7,162	5,384	20,742	13,519
Investment and other income	119	8	548	133
Net investment (losses) gains	(262)	(609)	1,519	15,661
Total revenue	210,737	183,705	613,295	548,677
Costs and expenses
Cost of goods sold	145,106	124,463	420,598	361,958
Selling, general and administrative expenses	55,142	44,874	156,840	128,472
Impairment charges	1,010	1,410	2,520	1,410
Finance interest expense	164	236	524	948
Recovery of loan losses	(5)	(78)	(35)	(322)
Interest expense	1,428	3,100	4,744	10,104
Realized and unrealized loss (gain) on derivatives	351	1,134	(702)	(407)
Deferred fee liability to related party-increase	—	—	—	11,448
Other income	(1,770)	(303)	(1,209)	(1,257)
Total costs and expenses	201,426	174,836	583,280	512,354
Income from continuing operations before income taxes and equity method income (loss)	9,311	8,869	30,015	36,323
Income tax provision	7,363	2,246	16,077	14,366
(Loss) Income from equity method investments and investments held at fair value:
(Loss) Income of associated companies, net of taxes	(15,454)	(3,235)	(12,441)	25,384
Income (Loss) from other investments - related party	900	586	742	(8,424)
(Loss) Income from investments held at fair value	(124)	3,887	(4,665)	12,865
Net (loss) income from continuing operations	(12,730)	7,861	(2,426)	51,782
Discontinued operations:
Income (Loss) from discontinued operations, net of taxes	285	1,208	(715)	3,347
Gain on sale of discontinued operations, net of taxes	1,863	—	6,294	2,585
Income from discontinued operations	2,148	1,208	5,579	5,932
Net (loss) income	(10,582)	9,069	3,153	57,714
Net (income) loss attributable to noncontrolling interests in consolidated entities:
Continuing operations	(3,747)	(5,074)	(11,627)	(12,878)
Discontinued operations	(1,117)	(508)	(2,825)	(2,798)
	(4,864)	(5,582)	(14,452)	(15,676)
Net (loss) income attributable to common unitholders	$(15,446)	$3,487	$(11,299)	$42,038
Net (loss) income per common unit - basic
Net (loss) income from continuing operations	$(0.56)	$0.09	$(0.47)	$1.32
Net income from discontinued operations	0.04	0.02	0.09	0.11
Net (loss) income attributable to common unitholders	$(0.52)	$0.11	$(0.38)	$1.43
Net (loss) income per common unit - diluted
Net (loss) income from continuing operations	$(0.56)	$0.09	$(0.47)	$1.32
Net income from discontinued operations	0.04	0.02	0.09	0.11
Net (loss) income attributable to common unitholders	$(0.52)	$0.11	$(0.38)	$1.43
Weighted average number of common units outstanding - basic	29,663,204	31,814,312	30,015,739	29,402,343
Weighted average number of common units outstanding - diluted	29,663,204	31,841,487	30,015,739	29,429,518
(a) Reflects measurement period adjustment related to Steel Excel's acquisition of SWH, Inc. (see Note 1 - "Nature of the Business and Basis of Presentation").
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net (loss) income	$(10,582)	$9,069	$3,153	$57,714
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available for sale securities, net of tax (a)	(773)	19,499	35,348	13,275
Currency translation adjustment	(2,262)	901	(2,982)	(895)
Change in post-retirement benefit obligation, net of tax (b)	—	—	869	—
Other comprehensive (loss) income	(3,035)	20,400	33,235	12,380
Comprehensive (loss) income	(13,617)	29,469	36,388	70,094
Comprehensive income attributable to non-controlling interests	(4,403)	(7,407)	(17,656)	(12,739)
Comprehensive (loss) income attributable to common unit holders	$(18,020)	$22,062	$18,732	$57,355

(a) Includes a net tax benefit of $664 and a tax provision of $2,049 for the three months ended September 30, 2013 and 2012, respectively, and includes a net tax provision of $262 and a net tax benefit of $3,843 for the nine months ended September 30, 2013 and 2012, respectively.
(b) Includes a net tax provision of $580 for the nine months ended September 30, 2013.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,153	$57,714
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net investment gains	(1,519)	(15,661)
Recovery of loan losses	(35)	(322)
Loss (Income) of associated companies	12,441	(25,384)
(Income) Loss from other investments - related party	(742)	8,424
Loss (Income) from investments held at fair value	4,665	(12,865)
Gain on sale of discontinued operations	(6,294)	(2,585)
Deferred income taxes	13,279	9,434
Non-cash interest and dividend income	457	—
Depreciation and amortization	26,343	20,192
Loss on early retirement of debt	1,782	—
Amortization of debt related costs	645	1,178
Reclassification of net cash settlements on derivative instruments	(1,159)	133
Stock based compensation	20,547	5,374
Impairment charges	2,520	1,410
Other	(1,866)	(373)
Net change in operating assets and liabilities:
Receivables	(17,298)	(16,221)
Receivables from related parties	140	238
Inventories	(1,851)	(2,671)
Prepaid and other assets	(1,608)	(3,076)
Accounts payable, accrued and other liabilities	(16,174)	(8,870)
Payable to related parties	(417)	(4,335)
Increase in deferred fee liability to related party	—	11,448
Net increase in loans held for sale	34,689	(1,332)
Net cash (used in) provided by operating activities of discontinued operations	(5,591)	6,512
Net cash provided by operating activities	66,107	28,362
Cash flows from investing activities:
Purchases of investments	(213,026)	(164,550)
Proceeds from sales of investments	94,224	211,125
Maturities of marketable securities	134,958	—
Net increase in loans and other receivables	(17,770)	937
Purchases of property and equipment	(17,054)	(25,305)
Reclassification of restricted cash	(1,068)	(997)
Net cash settlements on derivative instruments	1,159	(133)
Proceeds from sale of assets	775	5,889
Acquisitions, net of cash acquired	(60,664)	45,848
Purchase of subsidiary shares from noncontrolling interests	(869)	(4,616)
Investments in associated companies	(36,329)	(16,567)
Proceeds from sales of discontinued operations	45,572	22,194
Net cash used in investing activities of discontinued operations	(102)	(566)
Other	617	994
Net cash (used in) provided by investing activities	(69,577)	74,253

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows (continued)
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from financing activities:
Proceeds from term loans	80,000	1,838
Repurchases of Subordinated Notes	(11,323)	(5,279)
Net revolver borrowings (repayments)	38,800	(4,728)
Net (repayments) borrowings of term loans – foreign	(1,834)	1,811
Repayments of term loans – domestic	(24,735)	(6,778)
Return of capital paid to noncontrolling interest holders	—	(10,316)
Subsidiary repurchases of common stock	(33,790)	—
Deferred finance charges	(1,887)	—
Net change in overdrafts	4,933	2,322
Net decrease in deposits	(2,481)	(19,863)
Other	(702)	(3,279)
Net cash provided by (used in) financing activities	46,981	(44,272)
Net change for the period	43,511	58,343
Effect of exchange rate changes on cash and cash equivalents	(216)	119
Cash and cash equivalents at beginning of period	198,027	127,027
Cash and cash equivalents at end of period	$241,322	$185,489
Cash paid during the period for:
Interest	$9,182	$10,588
Taxes	$13,891	$5,748
Non-cash investing activities:
Reclassification of investment in associated company to cost of an acquisition	$—	$137,532
Net decrease (increase) in restricted cash from purchase of foreign currency financial instruments	$110	$(260)
Non-cash financing activities:
Obligation to repurchase Subordinated Notes	$—	$(913)

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statement of Changes in Capital
(unaudited)
(in thousands, except common unit data)

	Common	Accumulated Other Comprehensive	Treasury Units		Partners’		Non-controlling	Total
	Units	Income (Loss)	Units	Dollars	Capital	Total	Interests	Capital
Balance at December 31, 2012	34,940,471	$(17,862)	(4,154,371)	$(63,181)	$545,206	$527,344	249,403	$776,747
Net (loss) income					(11,299)	(11,299)	14,452	3,153
Unrealized gain on available-for-sale investments		31,178				31,178	4,170	35,348
Currency translation adjustment		(1,614)				(1,614)	(1,368)	(2,982)
Changes in post-retirement benefit obligations		468				468	401	869
Acquisition by subsidiary						—	2,896	2,896
Equity compensation					17,928	17,928	2,734	20,662
Subsidiary's purchases of the Company's Common Units			(1,130,962)	(14,458)	(14,458)	(14,458)	—	(14,458)
Subsidiary share purchases					(1,992)	(1,992)	(31,798)	(33,790)
SPLP purchases of subsidiary shares					(786)	(786)	(83)	(869)
Other, net					(371)	(371)	(2)	(373)
Balance at September 30, 2013	34,940,471	$12,170	(5,285,333)	$(77,639)	$534,228	$546,398	$240,805	$787,203

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
Basis of Presentation

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the comparable 2013 presentation. In addition, the nine months ended September 30, 2012, now includes a benefit for income taxes of $5,510, previously reflected in the fourth quarter of 2012, as a result of a measurement period adjustment related to Steel Excel's acquisition of SWH, Inc. ("SWH"). The measurement period adjustment is reflected in Note 22 - "Quarterly Financial Data."
The consolidated financial statements include the consolidated financial results of SPLP, and its subsidiaries WebFinancial Holding Corporation (“WebFinancial” or "WebBank"), Handy & Harman Ltd ("HNH"), BNS Holding, Inc. ("BNS"), the BNS Liquidating Trust, ("BNS Liquidating Trust"), DGT Holdings Corp. ("DGT"), Steel Excel Inc. ("Steel Excel") and SPH Services, Inc. ("SPH Services"). Acquired companies are presented from their dates of acquisition (see Note 2 - "Acquisitions" for information on acquisition activity). DGT’s financial statements are recorded on a two-month lag, and as a result the balance sheet and statement of operations as of and for the three and nine months ended September 30, 2013 includes DGT’s activity for its three and nine months ended July 27, 2013.

DGT completed the sale of its RFI subsidiary's ("RFI") Power Conversion assets and operations in the fourth quarter of 2012 and the sale of its Villa subsidiary ("Villa") in the first quarter of 2012. Also, in January 2013, HNH divested substantially all of the assets and existing operations of its Continental Industries ("Continental") business unit, a wholly owned subsidiary of Handy & Harman ("H&H") and in June 2013 HNH divested Canfield Metal Coating Corporation ("CMCC") and discontinued the operations of Indiana Tube de México, S. De R.L. de C.V. ("ITM"). The results and operations of RFI, Villa and HNH's discontinued operations for the three and nine months ended September 30, 2013 and 2012 are presented as discontinued operations in SPLP's consolidated financial statements, through their respective sale dates, (see Note 3 - "Discontinued Operations").

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

In the opinion of the Company, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

New Accounting Pronouncements

There have been no new accounting pronouncements issued but not yet adopted by the Company that are expected to have a material impact on the Company's financial statements.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

2. ACQUISITIONS

2013 Acquisitions
Wolverine Joining Technologies, LLC

On April 16, 2013, HNH and its indirect subsidiary, Lucas-Milhaupt Warwick LLC (collectively, the "Buyer"), entered into an asset purchase agreement ("Purchase Agreement") with Wolverine Tube, Inc. ("Wolverine") and its subsidiary, Wolverine Joining Technologies, LLC ("Wolverine Joining" and, together with Wolverine, "Seller"), pursuant to which the Buyer agreed to purchase substantially all of the assets of the Seller used in the business of Wolverine Joining, consisting of assets used for the development, manufacturing and sale of brazing, flux and soldering products and the alloys for electrical, catalyst and other industrial specialties, other than certain leased real property, and to assume certain liabilities related to such business. By acquiring Wolverine Joining, HNH increased its capacity to produce brazing filler metals and fluxes, and broadened its platform for continued global expansion. The purchase price for the acquisition was approximately $59,700, reflecting a final working capital adjustment and certain other reductions totaling approximately $300 as provided in the Purchase Agreement. The closing of this transaction occurred on April 26, 2013. Funding of the purchase price for the acquisition was from cash on hand and borrowings under HNH's senior secured credit facility, which was amended in connection with the acquisition as discussed in Note 13 - "Debt and Capital Lease Obligations." Substantially all of the assets of Wolverine Joining have been pledged to guarantee borrowings under the senior secured credit facility.

In connection with the acquisition of Wolverine Joining, HNH currently expects to incur employee termination charges totaling approximately $400 associated with HNH's integration activities. The majority of the costs have been recorded and paid as of September 30, 2013, and are reflected in selling, general and administrative expenses.

The following table summarizes the amounts of the assets acquired and liabilities assumed recognized at the acquisition date on a preliminary basis (in thousands):

Trade and other receivables	$9,491
Inventories	17,864
Prepaid and other current assets	90
Property, plant and equipment	6,096
Goodwill	14,111
Other intangibles	13,657
Total assets acquired	61,309
Trade payables	(1,167)
Accrued liabilities	(395)
Net assets acquired	$59,747

The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets. The goodwill of $14,111 arising from the acquisition consists largely of the synergies expected from combining the operations of the Buyer and Seller. All of the goodwill is assigned to SPLP's Diversified Industrial segment and is expected to be deductible for income tax purposes. Other intangibles consist primarily of acquired trade names of $4,600 and customer relationships of $9,000. The intangible assets have been assigned 20-year useful lives based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and long-standing relationships Wolverine Joining has with its existing customer base. The valuation of acquired trade names was performed utilizing a relief from royalty method, and significant assumptions used in the valuation include the royalty rate assumed and the expected level of future sales. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation include the customer attrition rate assumed and the expected level of future sales.

The amount of net sales and operating income of the acquired business included in the consolidated income statement for the nine months ended September 30, 2013 was approximately $30,700 and $1,000, respectively, including $2,000 of intercompany sales which were eliminated in consolidation. The results of operations of the acquired business are reported as a product line within the Company's Diversified Industrial segment.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Steel Excel - Sports Acquisitions
During the first nine months of 2013, Steel Excel's sports business made two acquisitions totaling $3,250 that were not material to SPLP's operations. Steel Excel has determined that one of these acquisitions is a variable interest entity and that Steel Excel is the primary beneficiary. Accordingly, Steel Excel accounts for its acquisition of its 30% membership interest as a business combination and has consolidated this company in accordance with Accounting Standards Codification ("ASC") 805.
2012 Acquisitions
Steel Excel
On May 31, 2012 (the "Acquisition Date"), Steel Excel acquired all of the capital stock of SWH, Inc. ("SWH"), a wholly owned subsidiary of BNS and the parent company of Sun Well Services, Inc. ("Sun Well"), for an acquisition price of  $68,747. The acquisition price was paid through a combination of 2,027,500 shares of common stock of Steel Excel, and $7,922 in cash. The $68,747 exceeded the carrying value of Sun Well by $26,237.  Pursuant to ASC 810-10-45-23 this was deemed a transaction between entities under common control, and accordingly the excess of fair value received over the carrying value of Sun Well of $26,237 was credited to Capital. Also, Sun Well's assets and liabilities were maintained at their historical basis in the consolidated financial statements.
As a result of the transaction, Steel Excel became a majority-owned controlled subsidiary and is consolidated with SPLP from that date. Prior to obtaining a controlling interest on the Acquisition Date, SPLP owned 4,584,399 shares of Steel Excel (42.0% of the outstanding shares) and its investment was accounted for under the equity method at fair value. The additional shares of Steel Excel acquired on the Acquisition Date brought the total number of shares owned by SPLP to 6,611,899, representing 51.1% of the outstanding shares of Steel Excel.
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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

W.P. Hickman Company

On December 31, 2012, a subsidiary of H&H acquired substantially all of the assets of W.P. Hickman Company ("Hickman"), a North American manufacturer of perimeter metal roof edges for low slope roofs. The final purchase price was $8,200, which reflects proceeds from a final working capital adjustment of $300 received in February 2013. The final purchase price allocation was completed during the three months ended March 31, 2013, and HNH recorded final goodwill totaling approximately $2,800 in connection with the Hickman acquisition, which is expected to be deductible for income tax purposes. This acquisition provides H&H with an add-on product category to its existing roofing business.

Pro Forma Results

The following unaudited pro forma results of operations for the nine months ended September 30, 2013 and 2012 assumes that the Wolverine and Steel Excel acquisitions were made at the beginning of 2012. This unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisition had actually occurred at the beginning of 2012, or of the results that may be reported in the future. The 2013 supplemental pro forma earnings were adjusted to exclude $600 of acquisition-related costs incurred in 2013 and $500 of nonrecurring expense related to the fair value adjustment to acquisition-date inventories. 2012 supplemental pro forma earnings were adjusted to include these charges.

	Nine Months Ended September 30,
	2013	2012
Revenue	$638,445	$645,436
Net (loss) income attributable to common unitholders	(9,868)	45,136
Net (loss) income per common unit – basic and diluted	(0.33)	1.54

3. DISCONTINUED OPERATIONS

Assets and Liabilities of discontinued operations at September 30, 2013 include certain remaining assets and liabilities related to HNH's discontinued operations as well as a building owned by DGT, which is being held for sale. Amounts at December 31, 2012 consist of three of HNH's businesses: Continental, CMCC and ITM.

	September 30,	December 31,
	2013	2012
Assets of discontinued operations:
Trade and other receivables	$—	$6,372
Inventories	—	7,097
Other current assets	639	1,438
Goodwill	—	6,041
Other intangibles, net	—	11,098
Property, plant and equipment, net	3,724	13,683
Other assets	104	121
Total assets	$4,467	$45,850
Liabilities of discontinued operations:
Trade payables and accrued liabilities	$490	$9,160
Total liabilities	$490	$9,160

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Summary results for our discontinued operations included in the Company's Consolidated Statements of Operations are detailed in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013 (a)	2012 (b)	2013 (c)	2012 (b)
Sales	$283	$23,651	$20,094	$77,483
Net income (loss)	285	1,208	(715)	3,347
Gain (Loss) after taxes and noncontrolling interests	218	698	(478)	1,801
Gain on sale of discontinued operations after taxes and noncontrolling interests	810	—	3,231	1,331
(a) Includes the operations of ITM through its sale date.
(b) Includes the operations of Continental, CMCC, ITM, DGT's RFI subsidiary and DGT's Villa subsidiary through their respective sale dates.
(c) Includes the operations of Continental, CMCC and ITM through their respective sale dates.

    Continental Industries

In January 2013, HNH divested substantially all of the assets and existing operations of its Continental Industries business unit, a wholly owned subsidiary of H&H, for a cash sales price totaling approximately $37,400 less transaction fees, reflecting a working capital adjustment of approximately $100 paid in the third quarter of 2013. Proceeds of $3,700 are currently held in escrow pending resolution of certain indemnification provisions contained in the sales agreement and are included in Trade and other receivables on the consolidated balance sheet. Located in the State of Oklahoma, Continental Industries manufactures plastic and steel fittings and connectors for natural gas, propane and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection and lightning protection. It was part of SPLP's Diversified Industrial reporting segment.

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

Indiana Tube Mexico

In July 2013, HNH divested substantially all of the equipment owned or utilized by ITM for the manufacture of refrigeration condensers for a cash sales price totaling $3,700, less transaction fees. ITM's operations, which were part of SPLP's Diversified Industrial segment, were discontinued in June 2013. The purchase price for ITM's equipment is payable in two equal installments of $1,850, the first paid at the closing date for the transaction and the second payable upon final equipment transfer, which occurred in September 2013.

In connection with the shut-down of ITM's operations, HNH initiated a series of restructuring activities, which will include the termination of all of ITM's employees and certain building lease termination costs. The estimated total cost of these restructuring activities is $900, which were entirely accrued as of June 30, 2013. Payment for the majority of these costs occurred during the third quarter of 2013, and HNH expects all restructuring payments to be completed by the end of 2013.

In 2008, the HNH decided to exit the welded specialty tubing market in Europe and close its Indiana Tube Denmark Subsidiary ("ITD"). During 2009, ITD ceased operations and sold or disposed of its inventory and most of its equipment. HNH completed the final liquidation of ITD in July 2013 and recognized $2,600 in foreign currency translation gains in earnings during the third quarter of 2013, which were previously reported in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

4. INVESTMENTS

A) Short-Term Investments

Marketable Securities

The Company's short-term investments primarily consist of its marketable securities portfolio held by its subsidiary, Steel Excel. Steel Excel's marketable securities as of September 30, 2013, and December 31, 2012, were classified as "available-for-sale" securities, with changes in fair value recognized in stockholders' equity as Other comprehensive income (loss). Classification of marketable securities as a current asset is based on the intended holding period and realizability of the investment.

The Company's portfolio of marketable securities was as follows:

	September 30, 2013				December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Available for sale securities
Short-term deposits	$106,903	$—	$—	$106,903	$48,596	$—	$—	$48,596
Mutual funds	12,505	3,624	—	16,129	10,368	1,452	—	11,820
United States government securities	50,383	29	—	50,412	99,525	20	(68)	99,477
Equity securities	69,888	8,279	(4,197)	73,970	20,822	1,217	(1,922)	20,117
Commercial paper	6,297	1	—	6,298	22,292	5	(6)	22,291
Corporate obligations	23,574	855	(43)	24,386	48,683	308	(277)	48,714
Total marketable securities	269,550	12,788	(4,240)	278,098	250,286	3,002	(2,273)	251,015
Amounts classified as cash equivalents	(108,603)	—	—	(108,603)	(51,887)	—	—	(51,887)
Amounts classified as marketable securities	$160,947	$12,788	$(4,240)	$169,495	$198,399	$3,002	$(2,273)	$199,128

The Company's investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As market interest rates and bond yields increase, those securities purchased with a lower yield-at-cost will be in an unrealized loss position. Steel Excel has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the periods ended September 30, 2013 were not deemed to be other-than-temporary.

Marketable securities of approximately $20,400 and $65,500 were sold in the three and nine months ended September 30, 2013, resulting in realized gains of $1,863 and $1,777, respectively. These gains are included in Other Income on the Consolidated Statement of Operations. The amortized cost and estimated fair value of investments in available-for-sale securities as of September 30, 2013, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
Mature in one year or less	$44,134	$44,157
Mature after one year through three years	14,285	14,435
Mature after three years	21,834	22,504
Total debt securities	80,253	81,096
Securities with no contractual maturities	189,297	197,002
	$269,550	$278,098

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

B) Long-Term Investments
The following table summarizes the Company's long-term investments as of September 30, 2013 and December 31, 2012. For those investments at fair value, the carrying amount of the investment equals its respective fair value.

			Investment Balance		Income (Loss) Recorded in Statement of Operations
					Three Months Ended September 30,		Nine Months Ended September 30,
			September 30, 2013	December 31, 2012	2013	2012	2013	2012
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in OCI:
Equity securities - U.S. (1), (2)
Computer Software and Services			$2,312	$3,824
Aerospace/Defense			67,021	38,256
Manufacturing			—	28,032
Restaurants			23,511	15,012
Other			566	35,704
			93,410	120,828
Fair Value Changes Recorded in Consolidated Statement of Operations:
API Group PLC ("API") (1)			28,942	32,678	$806	$3,568	$(3,735)	$10,757
Barbican Group Holdings Limited			—	—	—	319	—	2,108
			122,352	153,506	$806	$3,887	$(3,735)	$12,865
(B) EQUITY METHOD INVESTMENTS
Investments in Associated Companies:	September 30, 2013	December 31, 2012
At Cost:	Ownership
CoSine	48.6%	46.8%	$5,973	$6,668	$(75)	$(59)	$(320)	$(235)
Other (7)			8,984	—	(137)	—	(217)	—
At Fair Value:
ModusLink Global Solutions, Inc. ("MLNK") (1)	27.1%	14.8%	38,309	—	(5,144)	—	(11,694)	—
SL Industries, Inc. ("SLI") (1)	24.0%	24.1%	24,324	17,907	(628)	1,684	6,417	(1,298)
JPS Industries, Inc. ("JPS") (2)	39.3%	39.3%	19,706	—	(3,378)	—	4,780	—
Fox & Hound (3)	50.0%	50.0%	—	10,521	(6,206)	(4,860)	(11,521)	13,778
Other (3)	45.9%	—%	3,490	—	114	—	114	—
Steel Excel			—	—	—	—	—	13,139
			100,786	35,096	$(15,454)	$(3,235)	$(12,441)	$25,384
Other Investments at Fair Value - Related Party:
SPII Liquidating Trust - Series B (Barbican) (3)			—	16	$—	$356	$(16)	$2,385
SPII Liquidating Trust - Series D ( Fox & Hound)(3)			508	542	(15)	(26)	(34)	(11,199)
SPII Liquidating Trust - Series G (SPCA) (3), (4)			6,194	6,016	858	23	178	500
SPII Liquidating Trust - Series H (SPJSF) (3), (5)			4,539	3,891	57	252	648	229
SPII Liquidating Trust - Series I (3), (6)			—	798	—	(19)	(34)	(339)
			11,241	11,263	$900	$586	$742	$(8,424)
(C) OTHER INVESTMENTS
ModusLink Warrants (3)			2,254	—	$(581)	$—	$(930)	$—

Total Long-Term Investments			$236,633	$199,865

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

(1) Level 1 investment. Equity securities totaling $91,098 and $79,352 were classified as Level 1 investments as of September 30, 2013 and December 31, 2012, respectively.
(2) Level 2 investment. Equity securities totaling $2,312 and $41,476 were classified as Level 2 investments as of September 30, 2013 and December 31, 2012, respectively.
(3) Level 3 investment. For additional information related to the Company's Level 3 investments, see Note 5 - "Fair Value Measurements."
(4) Steel Partners China Access I L.P.
(5) Steel Partners Japan Strategic Fund, L.P.
(6) Sold in the second quarter of 2013. See Note 12 - "Related Party Transactions" for additional information.
(7) Represents Steel Excel's investments in a sports business and iGo, Inc. of 40% and 44.7%, respectively.

The following table presents activity for the available-for-sale securities presented in the table above for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in OCI:
Proceeds from sales	$2,782	$580	$3,964	$29,317
Gross gains from sales	$1,149	$73	$1,245	$2,985
Gross losses from sales	—	—	—	—
Net investment gain	$1,149	$73	$1,245	$2,985
Change in net unrealized holding gains (losses) included in other comprehensive income	$(2,158)	$19,732	$46,234	$7,007
Reclassified out of other comprehensive income (loss):
Unrealized gains	$987	$65	$14,217	$3,118
Unrealized losses	—	(828)	(2,632)	(828)
Total	$987	$(763)	$11,585	$2,290

(A) AVAILABLE-FOR-SALE SECURITIES

Fair Value Changes Recorded in OCI

For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. Gross unrealized gains and gross unrealized losses are reported in Accumulated other comprehensive loss in the consolidated balance sheets. In the third quarter 2013 and 2012 the Company recognized other than temporary impairment losses of approximately $1,010 and $829, respectively, related to available-for-sale securities which are included in Asset impairment charges in the Consolidated Statements of Operations.

The cost basis and unrealized gains and losses related to our available for sale securities are as follows:

	September 30, 2013				December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Computer Software and Services	$2,312	$—	$—	$2,312	$4,447	$4	$(627)	$3,824
Aerospace/Defense	11,675	55,346	—	67,021	11,675	26,581	—	38,256
Manufacturing	—	—	—	—	16,278	11,754	—	28,032
Restaurants	5,974	17,537	—	23,511	5,974	9,038	—	15,012
Other	575	—	(9)	566	43,177	101	(7,574)	35,704
	$20,536	$72,883	$(9)	$93,410	$81,551	$47,478	$(8,201)	$120,828

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
(B) EQUITY METHOD INVESTMENTS

Investments in Associated Companies

The Company’s investments in associated companies are accounted for under the equity method of accounting. The Company elected to record certain investments under the equity method at fair value beginning on the dates these investments became subject to the equity method. Associated companies are included in the Diversified Industrial, Energy or Corporate segments. Certain associated companies have a fiscal year end that differs from December 31. Additional information for each of SPLP's investments in associated companies that have impacted the Consolidated Statement of Operations during 2013 or 2012 follows:

Equity Method

•
The investment in CoSine is reported on the equity method. SPLP recorded $12 and $374 as its share of capital changes for the three and nine months ended September 30, 2013 and $2 and $51 as its share of capital changes for the three and nine months ended September 30, 2012. The aggregate market value of the Company’s interest in CoSine was $9,559 and $9,559 at September 30, 2013 and December 31, 2012, respectively.

•
In the first quarter of 2013, Steel Excel made an investment in a fitness equipment company. The investment was a 40% membership interest for a cash price of $4,000. In the third quarter of 2013, Steel Excel made an investment of approximately $5,200 for a 44.7% voting interest in iGo, a mobile device accessories provider company. These investments are being accounted for as associated companies as Steel Excel does not have control over their operations.

Equity Method, At Fair Value:

•
In March 2013, pursuant to an agreement (“Investment Agreement”) between the Company and MLNK, SPLP purchased 7,500,000 shares of MLNK common stock for $4.00 per share. MLNK provides supply chain and logistics services to companies in consumer electronics, communications, computing, medical devices, software, luxury goods and retail. This investment, plus the 6,481,185 MLNK shares already owned by the Company and its subsidiaries, gave the Company a 27.1% ownership interest in MLNK common stock. Also, at its annual meeting on March 12, 2013, the MLNK shareholders elected two members of SPLP's management team to the MLNK board of directors, one of which serves as chairman.

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

•
During the second quarter of 2013, JPS stockholders elected two members of SPLP's management team to their board to serve one-year terms, one of which will serve as chairman. As a result of the foregoing events, SPLP has concluded that it now has significant influence over the operating and financial policies of JPS and therefore its investment is subject to the

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

equity method of accounting. Accordingly, the investment in JPS, which was previously classified as an available-for-sale security, was reclassified to an associated company as of June 30, 2013. Approximately $13,200 of unrealized gains were reclassified out of AOCI and recorded in the Consolidated Statement of Operations for the three and six months ended June 30, 2013.

SPLP has elected the fair value option to account for JPS in order to more appropriately reflect the value of JPS in its financial statements and will record future unrealized gains and losses in earnings. JPS is a major U.S. manufacturer of extruded urethanes, ethylene vinyl acetates and mechanically formed glass and aramid substrate materials for specialty applications.

•
On March 19, 2012, the Company invested $10,923 to acquire an indirect interest in Fox & Hound as part of a recapitalization which involved the issuance by Fox & Hound of new common equity in conjunction with a long-term refinancing of Fox & Hound's debt. The Company elected to record its investment in Fox & Hound on the equity method at fair value in order to more appropriately reflect the value of Fox & Hound in its financial statements. During the third quarter of 2013, due to the current and projected operating performance of Fox & Hound, the Company wrote its investment down to zero.

•
The Company has an investment in a Japanese real estate partnership. In the second quarter of 2013, the Company made an additional investment of $311 and reclassified this investment to an associated company. SPLP has elected the fair value option to account for this investment in order to more appropriately reflect the value of the investment in its financial statements and will record future unrealized gains and losses in earnings. Prior to the second quarter of 2013, this investment was accounted for as an investment at cost and included in Other non-current assets on the consolidated balance sheet as of December 31, 2012 with a balance of $4,576. In the first quarter of 2013 and in the third quarter of 2012, due to declines observed in this business, the Company recorded impairments of $1,510 and $581, respectively, which are included in Asset impairment charges in the Consolidated Statements of Operations.

•
During the second quarter of 2012, SPLP acquired an additional 2,227,500 shares of Steel Excel, a publicly traded company. As a result SPLP's ownership increased to 51.1% of the outstanding shares and Steel Excel became a majority-owned controlled subsidiary (for additional information on this transaction, see Note 2 - "Acquisitions").

The following table presents summarized balance sheet and income statement data for SPLP's associated company investments:

	September 30, 2013	December 31, 2012
Summary of balance sheet amounts:
Current assets	$467,457	$96,280
Noncurrent assets	367,524	252,005
Total assets	$834,981	$348,285
Current liabilities	$369,474	$61,201
Noncurrent liabilities	154,939	170,857
Total liabilities	524,413	232,058
Parent equity	310,568	116,227
Total liabilities and equity	$834,981	$348,285
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Summary income statement amounts:
Revenue	$290,155	$112,916	$984,595	$369,582
Gross profit	47,201	17,206	139,829	54,697
Loss from continuing operations	(2,675)	(3,541)	(19,596)	(4,748)
Net loss after noncontrolling interests	(2,918)	(4,033)	(19,287)	(12,749)

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

	September 30, 2013	December 31, 2012
Summary of balance sheet amounts:
Total assets	$25,761	$25,824
Total liabilities	(32)	(37)
Net Asset Value	$25,729	$25,787

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Summary income statement amounts:
Net increase (decrease) in net assets from operations	$2,084	$1,469	$1,274	$(19,264)

(C) OTHER INVESTMENTS

In connection with the acquisition of ModusLink common shares in March 2013, the Company received warrants ("ModusLink Warrants") to acquire an additional 2,000,000 shares at an exercise price of $5.00 per share. The ModusLink Warrants are accounted for as an asset at fair value with changes in fair value recognized each period in (Loss) Income from investments at fair value in the consolidated statement of operations. The warrants have a life of 5 years and were valued using the Black-Scholes option pricing model. Assumptions used in the current valuation were as follows: 1) volatility of 67.6% 2) term of 4.5 years 3) risk free interest rate of 1.390% based on the U.S. Treasury bill yield, and 4) an expected dividend of $0.

COST METHOD INVESTMENT

In July 2013, Steel Excel invested $25,000 in a limited partnership that co-invested with other private investment funds in a public company. Steel Excel accounts for this investment under the cost method as the limited partnership has no operations and Steel Excel does not have significant influence over the operations of the public company investee. Such investment had an approximate fair value of $24,900 at September 30, 2013, based on the net asset value included in the monthly statement it receives from the partnership.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

5. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements as of September 30, 2013 and December 31, 2012 are summarized by type of inputs applicable to the fair value measurements as follows:

September 30, 2013	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$134,463	$17,171	$17,861	$169,495
Long-term investments (a)	182,673	22,018	16,985	221,676
Investments in certain funds	—	—	849	849
Precious metal and commodity inventories recorded at fair value	15,664	—	—	15,664
Commodity contracts on precious metal and commodity inventories	1,397	—	—	1,397
Total	$334,197	$39,189	$35,695	$409,081

Liabilities:
Financial instruments	$—	$24,632	$—	$24,632
Interest rate swap agreement	—	(211)	—	(211)
Total	$—	$24,421	$—	$24,421

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$128,123	$69,222	$1,783	$199,128
Long-term investments (a)	112,030	59,383	21,784	193,197
Investments in certain funds	—	—	1,021	1,021
Commodity contracts on precious metals and commodity inventories	127	—	—	127
Total	$240,280	$128,605	$24,588	$393,473

Liabilities:
Financial instruments	$—	$24,742	$—	$24,742
Derivative features of subordinated notes	—	—	184	184
Commodity contracts on precious metals and commodity inventories	—	27	—	27
Total	$—	$24,769	$184	$24,953
(a) For additional detail of the marketable securities and long-term investments see Note 4 - "Investments." In addition. there is approximately $1,700 of other investments included in Cash and cash equivalents that are considered a Level 2 investment.

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

There were no investments transferred into or out of Level 1, Level 2 or Level 3 based upon changes of shares traded.

The fair value of the Company's financial instruments, such as cash and cash equivalents, trade and other receivables and trade payables, approximate carrying value due to the short-term maturities of these assets and liabilities. Carrying cost approximates fair value for long-term debt which has variable interest rates.

The precious metal and commodity inventories associated with HNH's fair value hedges (see Note 6 - "Financial Instruments") are reported at fair value. Fair value of these inventories is based on quoted market prices on commodity exchanges and are considered Level 1 measurements. The derivative instruments that HNH purchases in connection with its precious metal and commodity inventories, specifically commodity futures and forwards contracts, are also valued at fair value. The futures contracts are Level 1 measurements since they are traded on a commodity exchange. The forward contracts are entered into with a counterparty and are considered Level 2 measurements.

Following is a summary of changes in financial assets measured using Level 3 inputs:

Three months ended September 30, 2013 and 2012:

	Long - Term Investments
	Investments in Associated Companies (a)	Other Investments - Related Party (b)	ModusLink Warrants (c)	Marketable Securities and Other (d)	Other Investments	Total
Assets
Balance at June 30, 2012	$29,561	$33,643	$—	$—	$15,413	$78,617
Purchases	—	—	—	—	—	—
Sales	—	(4,287)	—	—	—	(4,287)
Unrealized gains	(4,860)	631	—	—	319	(3,910)
Unrealized losses	—	(45)	—	—	—	(45)
Balance at September 30, 2012	$24,701	$29,942	$—	$—	$15,732	$70,375

Balance at June 30, 2013	$8,582	$10,341	$2,835	$20,952	$—	$42,710
Additions - fair value elections in 2013	—	—	—	—	—	—
Purchases	1,000	—	—	—	—	1,000
Sales	—	—	—	(32)	—	(32)
Realized gain on sale	—	—	—	—	—	—
Unrealized gains	114	915	—	—	—	1,029
Unrealized losses	(6,206)	(15)	(581)	(2,210)	—	(9,012)
Balance at September 30, 2013	$3,490	$11,241	$2,254	$18,710	$—	$35,695

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Nine Months ended September 30, 2013 and 2012:

	Long - Term Investments
	Investments in Associated Companies (a)	Other Investments - Related Party (b)	ModusLink Warrants (c)	Marketable Securities and Other (d)	Other Investments	Total
Assets
Balance at December 31, 2011	$—	$42,653	$—	$—	$13,623	$56,276
Purchases	10,923	—	—	—	—	10,923
Sales	—	(4,287)	—	—	—	(4,287)
Unrealized gains	13,778	3,114	—	—	2,109	19,001
Unrealized losses	—	(11,538)	—	—	—	(11,538)
Balance at September 30, 2012	$24,701	$29,942	$—	$—	$15,732	$70,375

Balance at December 31, 2012	$10,521	$11,263	$—	$2,804	$—	$24,588
Additions - fair value elections in 2013	3,065	—	—	—	—	3,065
Purchases	1,311	—	3,184	39,332	—	43,827
Sales	—	(764)	—	(22,958)	—	(23,722)
Realized gain on sale	—	—	—	1,556		1,556
Unrealized gains	114	826	—	186	—	1,126
Unrealized losses	(11,521)	(84)	(930)	(2,210)	—	(14,745)
Balance at September 30, 2013	$3,490	$11,241	$2,254	$18,710	$—	$35,695
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

Marketable Securities and Other - Investment Techniques

In November 2012, Steel Excel invested $6,000 in convertible debentures of School Specialty Inc. (“School
Specialty”) with a face amount of $11,900. On January 28, 2013, School Specialty filed for protection under Chapter 11 of the United States Bankruptcy Code, and in subsequent months Steel Excel invested approximately $21,300 as part of the debtor-in-possession loan to School Specialty. Upon School Specialty emerging from bankruptcy on June 11, 2013, Steel Excel received 26,457 shares of common stock of the post-bankruptcy entity in exchange for the convertible debentures, and received $17,500 in cash and 49,136 shares of common stock of the post-bankruptcy entity in exchange for its investment in the debtor-in-possession loan. The fair value of the common stock of the post-bankruptcy entity received was
$109 per share. In connection with these transactions, Steel Excel recognized a loss on disposal of the subordinated debentures of approximately $3,200 and a gain on disposal of the investment in the debtor-in-possession loan of

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

approximately $1,600, both of which are included as a component of Other expense (income), net in the Consolidated Statements of Operations for the periods ended September 30, 2013. In addition, Steel Excel invested $9,800 in notes of the post-bankruptcy entity in June 2013. Steel Excel's investments in the common stock and notes of the post-bankruptcy entity are included as Level 3 corporate securities and Level 3 corporate obligations, respectively, as of September 30, 2013.
    Level 3 Liabilities

During the nine months ended September 30, 2013, the Company recognized a $184 decrease in fair value for the derivative features of the HNH Subordinated notes which reduced the balance from $184 at December 31, 2012 to $0 at September 30, 2013. As of September 30, 2013, the Company no longer holds any financial liabilities that are measured using Level 3 inputs.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets measured at fair value on a non-recurring basis include the assets acquired and liabilities assumed in the acquisitions described in Note 2 – “Acquisitions”. Significant judgments and estimates are made to determine the acquisition date fair values which may include the use of appraisals, discounted cash flow techniques or other information the Company considers relevant to the fair value measurement. Subsequent to initial measurement, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate, in management’s judgment, that carrying values may not be recoverable. Circumstances that could trigger an interim impairment test include but are not limited to: continuing adverse business conditions or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; or results of testing for recoverability of a significant asset group within a reporting unit.

As of September 30, 2013 and December 31, 2012, WebBank has impaired loans of $2,665, of which $2,196 is guaranteed by the USDA or SBA and $2,915, of which $2,328 is guaranteed by the USDA or SBA, respectively. These loans are measured at fair value on a nonrecurring basis using Level 3 inputs. See the Impaired Loans section of Note 7 - "Trade, Other and Loans Receivable" for additional discussion of loan impairment measurements.

6. FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Risk

Financial instruments include $24,632 and $24,742 at September 30, 2013 and December 31, 2012, respectively, of amounts payable in foreign currencies which are subject to the risk of exchange rate changes. These financial instruments resulted from transactions entered into for risk management purposes, are collateralized by an equivalent amount included in restricted cash and have no maturity date. The liabilities are accounted for at fair value on the balance sheet date with changes in fair value reported in the consolidated statement of operations included in net investment gain (loss). The liabilities are not designated as hedging instruments. The foreign currency financial instrument liabilities at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013		December 31, 2012
Currency	Carrying Amount	Notional Amount	Carrying Amount	Notional Amount
Japanese Yen	$1,532	¥150,481	$1,695	¥146,991
Pound Sterling	23,100	£14,270	23,047	£14,186
Total	$24,632		$24,742

Information is summarized below for foreign currency financial liabilities and related restricted cash:

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Foreign exchange transactions:	September 30,
	2013	2012
Balance, beginning of year	$24,742	$23,736
Net investment (gains) losses	(274)	848
Receipt of dividends, net of interest expense	134	149
Other	30	—
Balance of foreign currency financial instruments liability and related restricted cash, end of period (a)	$24,632	$24,733
(a) The financial instruments payable in foreign currencies are entered into with a counterparty and are considered Level 2 measurements. Carrying value approximates fair value.

Precious Metal and Commodity Inventories

H&H's precious metal and commodity inventories are subject to market price fluctuations. H&H enters into commodity futures and forward contracts on its precious metal inventory and certain commodity inventory that is not subject to fixed-price contracts with its customers in order to economically hedge against price fluctuations. HNH's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price increases in these commodities or markets could negatively impact H&H's earnings. H&H does not enter into derivatives or other financial instruments for trading or speculative purposes.

As of September 30, 2013, the Company had the following outstanding future contracts with settlement dates ranging from October to December 2013:

Commodity	Amount	Notional Value
Silver	760,000 ounces	$16,600
Gold	900 ounces	$1,200
Copper	400,000 pounds	$1,300
Tin	45 metric tons	$1,000

H&H accounts for these contracts as either fair value hedges or economic hedges under the guidance in ASC 815, Derivatives and Hedging. There were no forward contracts outstanding at September 30, 2013.

Fair Value Hedges. Of the total futures contracts outstanding, 570,000 ounces of silver and substantially all of the copper contracts are designated and accounted for as fair value hedges under ASC 815. The fair values of these derivatives are recognized as derivative assets and liabilities in the consolidated balance sheet. The net change in fair value of the derivative assets and liabilities and the change in the fair value of the underlying hedged inventory are recognized in the consolidated income statement, and such amounts principally offset each other due to the effectiveness of the hedges.

Economic Hedges. The remaining outstanding futures contracts for silver, and all of the contracts for gold and tin, are accounted for as economic hedges. As these derivatives are not designated as accounting hedges under ASC 815, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market and both realized and unrealized gains and losses are recorded in current period earnings in the consolidated income statement.

The futures contracts are exchange traded contracts through a third party broker. Accordingly, HNH has determined that there is minimal credit risk of default. HNH estimates the fair value of its derivative contracts through the use of market quotes or broker valuations when market information is not available. HNH maintains collateral on account with the third-party broker. Such collateral consists of both cash that varies in amount depending on the value of open futures contracts, as well as ounces of precious metal held on account by the broker.

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets:

Derivative	Balance Sheet Location	September 30, 2013	December 31, 2012
Foreign currency financial instruments (a)	Financial instruments	$24,632	$24,742
Commodity contracts (a), (b)	Prepaid and other current assets	$1,397	$(127)
Commodity contracts (a)	Other current liabilities	$—	$27
Interest rate swap agreement (a)	Other current liabilities	$(211)	$—
Derivative features of subordinated notes (a)	Long-term debt	$—	$(184)

(a) Carrying amount equals fair value.
(b) Includes $961 designated as hedging instruments as of September 30, 2013.

Effect of derivative instruments on the Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Derivative	Statement of Operations Location	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
Foreign currency financial instruments (a)	Net investment gains	$(1,410)	$(682)	$274	$(848)
Commodity contracts (a)	Cost of goods sold	(1,543)	—	1,083	—
Commodity contracts (b)	Realized and unrealized gain on derivatives	(351)	(1,036)	1,495	(284)
Interest rate swap agreements (b)	Interest expense	(161)	—	(265)	—
Derivative features of subordinated notes (b)	Realized and unrealized gain on derivatives	—	(98)	(793)	691
Total derivatives		$(3,465)	$(1,816)	$1,794	$(441)
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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

At September 30, 2013 and December 31, 2012, WebBank’s undisbursed loan commitments totaled $35,506 and $155,378, respectively. Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. WebBank’s commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by WebBank upon extension of credit is based on management’s credit evaluation of the borrower.

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
The allowance was $460 and $740 at September 30, 2013 and December 31, 2012, respectively, and is included within Other current liabilities in the consolidated balance sheets. Increases or decreases in the allowance are included in Selling, general and administrative expenses in the consolidated statements of operations. The amount included in Selling, general and administrative expenses for credit losses on off-balance sheet contingent credit exposure was an benefit of $146 and $146 and a benefit of $180 and $256 for the three and nine months ended September 30, 2013 and 2012, respectively.

7. TRADE, OTHER AND LOANS RECEIVABLE

Trade and Other Receivables

	September 30, 2013	December 31, 2012
Trade accounts receivable, net of allowance for doubtful accounts of $2,422 in 2013 and $2,004 in 2012	$109,266	$81,820
Other receivables	4,993	2,194
Total	$114,259	$84,014

Loans Receivable

    Major classification of WebBank’s loans receivable at September 30, 2013 and December 31, 2012 are as follows:

	Total				Current		Non-current
	September 30, 2013%		December 31, 2012%		September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Real estate loans:
Commercial – owner occupied	$4,792	10%	$6,724	10%	$192	$198	$4,600	$6,526
Commercial – other	182	—%	318	—%	—	9	182	309
Total real estate loans	4,974	10%	7,042	10%	192	207	4,782	6,835
Commercial and industrial	29,632	58%	9,832	15%	998	451	28,634	9,381
Loans held for sale	16,817	32%	51,505	75%	16,817	51,505	—	—
Total loans	51,423	100%	68,379	100%	18,007	52,163	33,416	16,216
Less:
Deferred fees and discounts	4		21		4	21	—	—
Allowance for loan losses	(296)		(285)		(296)	(285)	—	—
Total loans receivable, net (a)	$51,131		$68,115		$17,715	$51,899	$33,416	$16,216
(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, net was $51,333 and $71,111 at September 30, 2013 and December 31, 2012, respectively.

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

Changes in the allowance for loan and lease losses are summarized as follows:

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Beginning balance - December 31, 2012	$187	$34	$64	$285
Charge-offs	—	—	(63)	(63)
Recoveries	12	33	66	111
Provision	(121)	(46)	130	(37)
Ending Balance – September 30, 2013	$78	$21	$197	$296

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows at September 30, 2013:

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	78	21	197	296
Total	$78	$21	$197	$296
Outstanding Loan balances:
Individually evaluated for impairment (1)	$2,522	$—	$142	$2,664
Collectively evaluated for impairment	2,270	182	29,490	31,942
Total	$4,792	$182	$29,632	$34,606

(1) $2,196 is guaranteed by the USDA or SBA.

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

Loans are reported as past due when either principal or interest is due and unpaid for a period of 30 days or more. Loans past due 90 days or more and still accruing interest were $2,092 and $2,581 at September 30, 2013 and December 31, 2012, respectively.

Nonaccrual loans are summarized as follows:

	September 30, 2013	December 31, 2012
Real Estate Loans:
Commercial - Owner Occupied	$430	$147
Total Real Estate Loans	430	147
Commercial and Industrial	110	94
Total Loans	$540	$241

Past due loans (accruing and nonaccruing) are summarized as follows at September 30, 2013:

	Current	30-89 days past due	90+ days past due	Total past due (1)	Total loans	Recorded investment in accruing loans 90+ days past due
Real Estate Loans:
Commercial - Owner Occupied	$2,270	$419	$2,103	$2,522	$4,792	$2,092
Commercial - Other	182	—	—	—	182	—
Total Real Estate Loans	2,452	419	2,103	2,522	4,974	2,092
Commercial and Industrial	29,465	57	110	167	29,632	—
Total Loans	$31,917	$476	$2,213	$2,689	$34,606	$2,092

(1) $2,196 is guaranteed by the USDA or SBA.

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

•	Substandard: A substandard receivable has a developing or currently minor weakness or weaknesses that could result in loss or default if deficiencies are not corrected or adverse conditions arise.

•	Doubtful: A doubtful receivable has an existing weakness or weaknesses that have developed into a serious risk of significant loss or default with regard to a material term of the financing agreement.
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows at September 30, 2013:

	Pass	Special Mention	Sub- standard (1)	Doubtful	Total loans
Real Estate Loans:
Construction	$—	$—	$—	$—	$—
Commercial - Owner Occupied	2,269	—	2,523	—	4,792
Commercial - Other	182	—	—	—	182
Total Real Estate Loans	2,451	—	2,523	—	4,974
Commercial and Industrial	25,785	3,705	142	—	29,632
Total Loans	$28,236	$3,705	$2,665	$—	$34,606

(1) $2,196 is guaranteed by the USDA or SBA.

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

Information on impaired loans is summarized as follows at September 30, 2013:

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

		Recorded investment
	Unpaid principle balance	with no allowance	with allowance	Total recorded investment (1)	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$2,734	$2,523	$—	$2,523	$—	$2,629
Total Real Estate Loans	2,734	2,523	—	2,523	—	2,629
Commercial and Industrial	357	130	12	142	—	—
Total Loans	$3,091	$2,653	$12	$2,665	$—	$2,629

(1) $2,196 is guaranteed by the USDA or SBA.

8. INVENTORIES

A summary of inventories is as follows:

	September 30, 2013	December 31, 2012
Finished products	$18,245	$19,229
In – process	10,644	8,344
Raw materials	15,229	14,346
Fine and fabricated precious metal in various stages of completion	24,745	9,599
	68,863	51,518
Excess of market value over LIFO cost	—	(2,695)
	$68,863	$48,823

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory. H&H records its precious metal inventory at the lower of last-in, first-out ("LIFO") cost or market, with any adjustments recorded through cost of goods sold. As of September 30, 2013, the precious metal inventory is recorded at market. As of December 31, 2012, the precious metal inventory is recorded at LIFO cost, resulting in an inventory adjustment of $2,695. The increase in the amount of precious metal inventory was attributable to the acquisition of Wolverine Joining (see Note 2 - "Acquisitions"), whose precious metal inventory is accounted for at fair value.

Certain customers and suppliers of H&H choose to do business on a “pool” basis, and furnish precious metal to H&H for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet. To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of September 30, 2013, H&H’s customer metal

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

consisted of 280,832 ounces of silver, 553 ounces of gold, and 1,391 ounces of palladium. As of December 31, 2012, H&H’s customer metal consisted of 208,433 ounces of silver, 541 ounces of gold, and 1,399 ounces of palladium.

	September 30, 2013	December 31, 2012
Supplemental inventory information:
Precious metals stated at LIFO cost	$9,443	$5,460
Precious metals stated under non-LIFO cost methods, primarily at fair value	14,685	—
Market value per ounce:
Silver	21.81	30.20
Gold	1,339.00	1,675.40
Palladium	731.30	702.85

9. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	September 30, 2013	December 31, 2012
Land	$11,203	$10,059
Buildings and improvements	52,191	52,983
Machinery, equipment and other	158,134	143,281
Construction in progress	12,132	10,059
	233,660	216,382
Accumulated depreciation and amortization	(55,155)	(38,800)
Net property, plant and equipment	$178,505	$177,582

Depreciation expense was $6,048 and $4,865 for the three months ended September 30, 2013 and 2012, respectively and $17,491 and $12,219 for the nine months ended September 30, 2013 and 2012, respectively.

10. GOODWILL AND OTHER INTANGIBLES

A reconciliation of the change in the carrying value of goodwill by reportable segment is as follows:

	September 30, 2013
	Diversified	Energy	Corporate	Total
Balance at beginning of year	$15,112	$48,429	$81	$63,622
Acquisitions	14,111	6,071	—	20,182
Currency translation adjustment	6	—	—	6
Other adjustments (a)	(454)	—	—	(454)
Balance at end of period	$28,775	$54,500	$81	$83,356
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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

A summary of intangible assets other than goodwill is summarized as follows:

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Product and customer relationships	$112,014	$20,606	91,408	$102,756	$14,664	$88,092
Trademarks	28,165	3,474	24,691	23,610	2,016	21,594
Patents and technology	19,265	5,270	13,995	19,025	4,063	14,962
Other	2,494	1,365	1,129	2,446	1,182	1,264
	$161,938	$30,715	131,223	$147,837	$21,925	$125,912

Trademarks with indefinite lives as of September 30, 2013 and December 31, 2012 were $8,020. Amortization expense related to intangible assets was $3,052 and $3,158 for the three months ended September 30, 2013 and 2012, respectively and was $8,852 and $7,540 for the nine months ended September 30, 2013 and 2012, respectively. Future amortization expense of the intangible assets acquired in the Wolverine Joining acquisition (see Note 2 - "Acquisitions") is expected to total $200 for the remainder of 2013, $700 in each of the years 2014 through 2017, respectively, and $10,400 thereafter. These balances are subject to adjustment during the finalization of the purchase price allocation for the Wolverine Joining acquisition.

11. BANK DEPOSITS

A summary of WebBank deposits is as follows:

Time deposits year of maturity:	September 30, 2013	December 31, 2012
2013	$4,498	$25,838
2014	10,843	9,094
2015	14,279	14,264
2016	11,514	11,507
Total time deposits	41,134	60,703
Money market deposits	35,025	17,906
Total deposits (a)	$76,159	$78,609
Current	$46,421	$43,744
Long-term	29,738	34,865
Total deposits	$76,159	$78,609

Time deposit accounts under $100	$38,903	$53,897
Time deposit accounts $100 and over	2,231	6,806
Total time deposits	$41,134	$60,703

(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of Deposits was $77,082 and $79,581 at September 30, 2013 and December 31, 2012, respectively.

12. RELATED PARTY TRANSACTIONS

Management Agreement

On May 11, 2012, SPLP, SPH Group LLC, a wholly owned subsidiary of SPLP, and Steel Partners LLC ("SPLLC") entered into the Fourth Amended and Restated Management Agreement ("Management Agreement"), effective as of January 1, 2012, to, among other things, revise the compensation to be paid to SP General Services LLC (the "Manager") and to extend the term of the agreement. Effective January 1, 2012, the Manager receives a fee at an annual rate of 1.5% of total partner’s

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

capital ("Management Fee"), payable on the first day of each quarter and subject to quarterly adjustment. The Management Agreement will continue until December 31, 2013 and will be automatically renewed thereafter for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the independent directors. The Management Agreement was amended further in October 2013 (see Note 21 - "Subsequent Events").

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. For the three months ended September 30, 2013 and 2012, the Manager earned a Management Fee of $2,110 and $2,025, respectively and for the nine months ended September 30, 2013 and 2012, the Manager earned a Management Fee of $6,129 and $5,327, respectively. The Management Fee is included in Selling General and Administrative expenses in the consolidated statement of operations. Unpaid amounts for management fees included in Payable to related parties were $2,110 and $2,097 at September 30, 2013 and December 31, 2012, respectively. The Manager incurred $211 and $216 of reimbursable expenses during the three months ended September 30, 2013 and 2012, respectively, and $770 and $968 of reimbursable expenses during the nine months ended September 30, 2013 and 2012 in connection with its provision of services under the Management Agreement. Unpaid amounts for reimbursable expenses were $180 and $573 at September 30, 2013 and December 31, 2012, respectively, and are included in Payable to related parties.

Corporate Services
On January 1, 2012, SPH Services, a new subsidiary of SPLP, was created to consolidate the executive and corporate functions of SPLP and certain of its affiliates, including SP Corporate Services LLC ("SP Corporate") and SPLLC, and to provide such services to other portfolio companies. SP Corporate, through Management Services Agreements with these companies, provides services which include assignment of C-Level management personnel, as well as a variety of services including legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services. The fees payable under these agreements are initially based on the level of services expected to be provided. They are subject to annual review and adjustment and are approved by the respective company's board of directors. The agreements automatically renew for successive one-year periods unless and until terminated in accordance with agreement. Under certain circumstances, the termination may result in payment of a termination fee to SP Corporate.
Consolidated subsidiaries that have agreements with SP Corporate include HNH, Steel Excel, SPLP, DGT, WebBank and BNS. Effective January 1, 2013, annual amounts to be billed to these companies are $8,885, $3,600, $3,000, $576, $250 and $204, respectively, and are eliminated in consolidation. In October 2013, SP Corporate entered into a management services agreement with iGo, Inc. for $372 per year (see Note 21 - "Subsequent Events").
In addition to its servicing agreements with SPLP and its consolidated subsidiaries, SP Corporate has management services agreements with other companies considered to be related parties, including CoSine, NOVT, Ore Holdings, Inc., Fox & Hound, J. Howard Inc., SL Industries, Inc. and Steel Partners, Ltd. SP Corporate will charge approximately $1,599 annually to these companies.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Mutual Securities

Pursuant to the Management Agreement, the Manager was responsible for selecting executing brokers. Securities transactions for SPLP are allocated to brokers on the basis of reliability and best price and execution. The Manager has selected Mutual Securities as an introducing broker and may direct a substantial portion of the managed entities’ trades to such firm among others. An officer of the Manager and SPH GP is affiliated with Mutual Securities. The Manager only uses Mutual Securities when such use would not compromise the Manager’s obligation to seek best price and execution. SPLP has the right to pay commissions to Mutual Securities, which are higher than those that can be obtained elsewhere, provided that the Manager believes that the rates paid are competitive institutional rates. Mutual Securities also served as an introducing broker for SPLP’s trades. The Commissions paid by SPLP to Mutual securities were approximately $95 and $83 for the three months ended September 30, 2013 and 2012, respectively and were approximately $311 and $188 for the nine months ended September 30, 2013 and 2012, respectively. Such commissions are included in the net investment gains (losses) in the consolidated statements of operations. The portion of the commission paid to Mutual Securities ultimately received by such officer is net of clearing and other charges.

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
SPLP has an arrangement whereby it holds an asset on behalf of a related party in which it has an investment. The asset had a fair value of $30,699 and $30,172 at September 30, 2013 and December 31, 2012, respectively. Under the terms of this arrangement, the related party is the sole beneficiary and SPLP does not have an economic interest in the asset and SPLP has no capital at risk with respect to such asset, other than indirectly through its indirect investment in such related party. No amounts related to this arrangement are recorded on the Consolidated balance sheet. For the three and nine months ended September 30, 2013 and 2012, SPLP was indirectly compensated for providing this arrangement by the payment of a fee. The fees were not material.

The Company’s non-management directors receive an annual retainer of $150, of which $75 is paid in cash and $75 is paid in restricted common units of SPLP. The restricted units vest over a three year period. These directors are also paid fees of $1 for each board committee meeting attended. The chairmen of the Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee are paid an additional fee of $15, $5 and $5 annually, respectively. Effective May 1, 2013, the annual fee for the chairmen of the Audit Committee was increased to $60 annually. For the three months ended September 30, 2013 and 2012 non-management directors’ fees expensed were $229 and $140, respectively and $627 and $425 for the nine months ended September 30, 2013 and 2012, respectively. Unpaid non-management directors’ fees are included in Payable to related parties and were $42 and $44 at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013, several related parties and consolidated subsidiaries had deposits totaling $25,601 in WebBank. These deposits earned $122 in interest through September 30, 2013. Interest of $34 has been eliminated in consolidation for the three months ended September 30, 2013, and deposits of $23,570 and interest of $115 has been eliminated in consolidation for the nine months ended September 30, 2013. At December 31, 2012, several related parties and consolidated subsidiaries had deposits totaling $27,559 in WebBank.

SPLP has an estimated liability of $116 as of September 30, 2013 and December 31, 2012 included in other current liabilities which, pursuant to the Amended Exchange Agreement, is indemnified by Steel Partners II (Onshore) LP (“SPII Onshore”). As a result, the Company recorded an amount receivable from SPII Onshore reported as Receivable from related parties in the consolidated balance sheet.

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

The amount of the Deferred Fee Liability was indexed to the value of SPLP. The deferred fee was a fair value liability and increased or decreased quarterly by the same percentage as the increase or decrease in the index. The Deferred Fee Liability increased $11,448 in the nine months ended September 30, 2012, and is reported in the consolidated statements of operations as Deferred fee liability to related party-increase. On April 11, 2012 (the "Termination Date"), the Company and the Investment Manager terminated the Investor Services Agreement by mutual consent.  Instead of receiving the deferred fee in cash, the Investment Manager elected for the total amount to be paid in common units of the Company. For additional information see Note 15 - "Capital and Accumulated Other Comprehensive Income (Loss)."

Investment Manager

SPLP is a party to an investor services agreement (the “Investor Services Agreement”) with the Investment Manager whereby the Investment Manager performed certain investor relations services on SPLP’s behalf and SPLP paid the Investment Manager a fee of $50 per year (the “Investor Services Fee”). The Management Fee payable to the Manager was offset and reduced on each payment date by the amount of the Investor Services Fee payable to the Investment Manager. The Investor Services Agreement was terminated in April of 2012 (see Note 15 - "Capital and Accumulated Other Comprehensive Income (Loss)").The Investment Manager earned an Investor Services Fee of $0 for the three months ended September 30, 2013 and 2012, and $0 and $13 for the nine months ended September 30, 2013 and 2012, respectively. There were no unpaid amounts for the Investor Services at September 30, 2013 and December 31, 2012.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

13. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following:

	September 30, 2013	December 31, 2012
Short term debt:
Foreign	$509	$778
3/4% Convertible Senior Subordinated Notes	346	346
Total short-term debt	855	1,124
Long-term debt - non related party:
Term Loans	185,844	115,000
Revolving Facility	38,800	15,340
10% Subordinated Notes, net of unamortized discount	—	9,049
Other debt - domestic	8,359	8,597
Foreign loan facilities	3,096	4,713
Total debt to non related party	236,099	152,699
Less portion due within one year	22,037	13,025
Long-term debt to non related party	214,062	139,674
Long-term debt - related party:
10% Subordinated Notes, net of unamortized discount	—	391
Total long-term debt	214,062	140,065
Total debt	$236,954	$154,214
Capital lease facility
Current portion of capital lease	$937	$1,039
Long-term portion of capital lease	865	1,645
	$1,802	$2,684

HNH Debt

Senior Credit Facility

On November 8, 2012, H&H Group entered into a $205,000 senior secured credit facility, consisting of a revolving credit facility ("Revolving Facility") in an aggregate principal amount not to exceed $90,000 and a term loan ("Senior Term Loan") in an aggregate principal amount of $115,000 (collectively, "Senior Credit Facility"). On April 26, 2013, in connection with the acquisition of Wolverine Joining (see Note 2 - "Acquisitions"), HNH's Senior Credit Facility was amended, and on September 13, 2013, the Senior Credit Facility was further amended. These amendments, among other things, increased the lenders' commitments under the Revolving Facility to $160,000 and their commitments under the Senior Term Loan to $125,000, provided H&H Group with additional flexibility regarding its ability to utilize net cash proceeds from permitted asset sales, reset the amount of dividends and other distributions that may be made by H&H Group to HNH following the payment of $7,000 of previously declared dividends, and amended certain financial covenants and the amortization schedule of the term loan. The term loan, as amended, requires quarterly principal payments of $2,300 for the remainder of 2013, and $3,100, $3,900, $3,900 and $3,900 in 2014, 2015, 2016 and 2017, respectively.

The facility will expire, with remaining outstanding balances due and payable, on November 8, 2017. The facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of H&H Group. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). Borrowings under the facility bear interest, at H&H Group's option, at a rate based on LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (2.75% and 1.75%, respectively, for LIBOR and Base Rate borrowings at September 30, 2013). The facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. The weighted-average interest rates on the Senior Term Loan and Revolving Facility were 3.10% and 3.04%, respectively,

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

at September 30, 2013, and HNH was in compliance with all debt covenants at September 30, 2013.

In connection with lending requirements under the Senior Credit Facility, H&H Group entered into an interest rate swap agreement in February 2013 to reduce its exposure to interest rate fluctuations. Under the interest rate swap, HNH receives one-month LIBOR in exchange for a fixed interest rate of 0.569% over the life of the agreement on an initial $56,400 notional amount of debt, with the notional amount decreasing by $1,100, $1,800 and $2,200 per quarter in 2013, 2014 and 2015, respectively. The agreement expires in February 2016. In connection with the amendments made to the Senior Credit Facility in connection with the Wolverine Joining acquisition, H&H Group entered into a second interest rate swap agreement in June 2013 to reduce its exposure to interest rate fluctuations. Under the interest rate swap, HNH receives one-month LIBOR in exchange for a fixed interest rate of 0.598% over the life of the agreement on an initial $5,000 notional amount of debt, with the notional amount decreasing by $100, $200 and $200 per quarter in 2013, 2014 and 2015, respectively. The agreement expires in February 2016.

Subordinated Notes

On March 26, 2013, H&H Group instructed Wells Fargo Bank, National Association ("Wells Fargo"), as trustee and collateral agent, to deliver an irrevocable notice of H&H Group's election to redeem all of its outstanding 10% subordinated secured notes due 2017 ("Subordinated Notes") to the holders of the Subordinated Notes. Pursuant to the terms of that certain amended and restated indenture, dated as of December 13, 2010, as amended ("Indenture"), by and among H&H Group, the guarantors named therein and Wells Fargo, as trustee and collateral agent, H&H Group has instructed Wells Fargo to redeem, on April 25, 2013, approximately $31,800 principal amount of Subordinated Notes, representing all of the outstanding Subordinated Notes, at a redemption price equal to 112.6% of the principal amount and accrued but unpaid payment-in-kind-interest thereof, plus accrued and unpaid cash interest. The Subordinated Notes are part of a unit ("Unit"), and each Unit consists of (i) Subordinated Notes and (ii) warrants to purchase shares of common stock of HNH ("Warrants"). The Subordinated Notes and Warrants which comprised the Unit were not detachable until October 14, 2013. Accordingly, all Units were also redeemed. On March 26, 2013, H&H Group irrevocably deposited with Wells Fargo funds totaling $36,900 for such redemption and interest payment in order to satisfy and discharge its obligations under the Indenture from both a legal and accounting perspective. Interest expense for the three months ended March 31, 2013 included a $5,700 loss associated with the redemption of the Subordinated Notes, including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts.

Steel Excel Debt

On July 3, 2013, Steel Excel's energy business entered into a credit agreement (the “Energy Credit Agreement”) with Wells Fargo Bank National Association, RBS Citizens, N.A., and Comerica Bank. The Energy Credit Agreement provided for a borrowing capacity of $80,000 consisting of a $70,000 secured term loan (the “Term Loan”) that was fully drawn by Steel Excel's energy business on July 3, 2013, and up to $10,000 in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. Borrowings under the Energy Credit Agreement are collateralized by substantially all the assets of Steel Energy and its wholly-owned subsidiaries Sun Well Service, Inc. ("Sun Well") and Rogue Pressure Services, Inc. ("Rogue"), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well and Rogue, and are fully guaranteed by Sun Well and Rogue. The proceeds of the Term Loan at closing, along with proceeds from intercompany loans to Steel Energy from Sun Well and Rogue, were used to pay Steel Excel a dividend of $80,000 and certain fees and expenses related to the Energy Credit Agreement. Steel Excel incurred fees totaling approximately $1,100 in connection with the Energy Credit Agreement that are being amortized over the life of the arrangement as a component of interest expense. The Energy Credit Agreement has a five-year term, with the Term Loan amortizing in quarterly installments of $2,500 and a balloon payment due on the maturity date. At September 30, 2013, $67,500 was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans.

Borrowings under the Energy Credit Agreement bear interest at annual rates of either (i) the Base Rate plus an applicable margin of 1.50% to 2.25% or (ii) LIBOR plus an applicable margin of 2.50% to 3.25%. The “Base Rate” is the greatest of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%. The applicable margin for both Base Rate and LIBOR is determined based on the leverage ratio calculated in accordance with the Energy Credit Agreement. LIBOR-based borrowings are available for interest periods of one, three, or six months. In addition, Steel Excel is required to pay commitment fees of between 0.375% and 0.50% per annum on the daily unused amount of the Revolving Loans. For the three months and nine months ended September 30, 2013, Steel Excel incurred interest expense of $700 in connection with the Energy Credit Agreement, consisting of $500 in interest on the Term Loans and $200 of amortization of deferred financing fees.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The Energy Credit Agreement contains certain financial covenants, including (i) a leverage ratio not to exceed 3.00:1 for quarterly periods through June 15, 2015, 2.75:1 for quarterly periods through June 30, 2017, and 2.5:1 thereafter and (ii) a fixed charge coverage ratio of 1.15:1 for quarterly periods through December 31, 2016, and 1.25:1 thereafter. The Energy Credit Agreement also contains standard representations, warranties and covenants, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with law, (iv) maintenance of properties and (v) payment of restricted payments. The repayment of the Term Loan can be accelerated upon (i) a change in control, which would include Steel Energy owning less than 100% of the equity of Sun Well or Rogue or SPLP owning, directly or indirectly, less than 35% of Steel Excel's energy business or (ii) other events of default, including payment failure, false representations, covenant breaches, and bankruptcy.

Sun Well Debt

Sun Well, a wholly owned operating subsidiary of Steel Excel, previously had a credit agreement (the "Sun Well Credit Agreement") with Wells Fargo Bank, National Association, that included a term loan of $20,000 and a revolving line of credit for up to $5,000. All amounts due under the Sun Well Credit Agreement were fully repaid in the first nine months of 2013 and the facility was terminated as of July 3, 2013, upon closing of the Energy Credit Agreement. For the nine months ended September 30, 2013, Steel Excel incurred interest expense of $300 in connection with the Sun Well Credit Agreement. Upon termination of the Sun Well Credit Agreement, the Company recognized a loss on extinguishment of $500 from the write off of unamortized deferred financing costs, which was reported as a component of Other income in the consolidated statements of operations for the three and nine months ended September 30, 2013.

14. PENSION BENEFIT PLANS

The following table presents the components of pension expense and components of other post-retirement benefit (income) expense for the HNH pension plans included the following:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest cost	$4,639	$5,503	$13,954	$16,238
Expected return on plan assets	(5,976)	(6,765)	(17,988)	(20,255)
Amortization of actuarial loss	1,196	875	3,863	2,140
Total	$(141)	$(387)	$(171)	$(1,877)

The actuarial loss occurred principally because the investment returns on the assets of the HNH pension plans have been lower than the actuarial assumptions. The actuarial losses are being amortized over the average future lifetime of the participants, which is expected to be approximately 21 years. HNH believes that the future lifetime of the participants is appropriate because the plan is completely inactive.

HNH expects to have required minimum contributions to the WHX Pension Plan of $2,800 for the remainder of 2013, $22,500, $21,300, $18,200, $17,100 and $49,000 in 2014, 2015, 2016, 2017 and for the five years thereafter, respectively. Required future contributions are determined based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

In addition to its pension plans, which are included in the table above, HNH also maintains several other post-retirement benefit plans covering certain of its employees and retirees. The approximate aggregate expense for these plans was $400 and $500 for the three months ended September 30, 2013 and 2012, respectively and $1,400 and $1,500 for the nine months ended September 30, 2013 and 2012, respectively.

15. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company has two classes of common units - Class A and Class B.  Class B common units are identical to a Class A common unit, and the holder of a Class B common unit has all the rights of a holder of a Class A common unit with respect to, without limitation, Partnership distributions and allocations of income, gain, loss or deductions, except that they may not be

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

sold in the public market until the capital account allocable to such Class B common units is equal to the capital account allocable to the Class A common units.  At September 30, 2013 there were 22,715,491 Class A units and 6,939,647 Class B units outstanding. At December 31, 2012 there were 23,846,453 Class A units and 6,939,647 Class B units outstanding.

Common Units Issuance - Directors

In 2012 and 2011 the Company's non-management directors received equity compensation in the amount of $75 each year in the form of restricted common units of the Company. The restrictions vest over a three year period, with one-third of the units vesting on the anniversary date of the grants. The total value of the restricted units granted was $375 in 2012 and 2011. Total expense for the restricted units issued was approximately $104 and $31 for the three months ended September 30, 2013 and 2012, respectively and $250 and $93 for the nine months ended September 30, 2013 and 2012, respectively.

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

Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in Accumulated other comprehensive loss are as follows:

	Unrealized gain on available-for-sale securities	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at December 31, 2012	$44,521	$(1,863)	$(60,520)	$(17,862)
Current period other comprehensive gain	44,435	952	468	45,855
Reclassification adjustments, net of tax (a)	(13,257)	(2,566)	—	(15,823)
Balance at September 30, 2013	$75,699	$(3,477)	$(60,052)	$12,170

(a) Includes a reclassification of unrealized gain to Other income of $1,834, a reclassification of net unrealized gain of $10,432 (net of tax of $1,900) to (Loss) Income of associated companies, net of tax and a reclassification of $991 to Net investment (losses) gains.

For the three and nine months ended September 30, 2013, the impact on comprehensive income related to companies accounted for under the traditional equity method was $0 and $1, respectively. At September 30, 2013 and December 31, 2012, Accumulated other comprehensive loss includes amounts for these companies of $0 and $1, respectively, for unrealized loss on available-for-sale securities.

For the three and nine months ended September 30, 2012, there was no impact on comprehensive income related to companies accounted for under the traditional equity method.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Noncontrolling Interests in Consolidated Entities

Noncontrolling interests in consolidated entities at September 30, 2013 and December 31, 2012 represent the interests held by the noncontrolling shareholders of the BNS Liquidating Trust, HNH, DGT and Steel Excel.

Incentive Compensation

Effective January 1, 2012, the Manager was granted incentive units which may entitle the Manager to receive Class B common units of SPLP upon the attainment of specified thresholds. The number of incentive units granted is equal to 100% of the sum of the common units outstanding. On the last day of each fiscal year SPLP will issue to the Manager Class B common units equal to a percentage of the incentive units, based on the specified thresholds.  If the performance measurements are not met, no units will be issued. The incentive units are measured and paid on an annual basis and are accrued on a quarterly basis. Accordingly, the expense accrued will be adjusted to reflect the fair value of the incentive unit calculation at the end of each quarter. Incentive unit expense of $14,313, representing approximately 952,947 units, was recorded in selling, general and administrative expenses in the consolidated statements of operations with a corresponding amount recorded in partners' capital for the nine months ended September 30, 2013. The incentive unit expense adjustment was $7,536 for the three months ended September 30, 2013. There was no incentive unit expense recorded for the three and nine months ended September 30, 2012.

16. NET INCOME (LOSS) PER COMMON UNIT

The following data was used in computing net (loss) income per common unit shown in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income from continuing operations	$(12,730)	$7,861	$(2,426)	$51,782
Restricted stock expense	—	31	—	93
Net income attributable to noncontrolling interests in consolidated entities	(3,747)	(5,074)	(11,627)	(12,878)
Net (loss) income from continuing operations	(16,477)	2,818	(14,053)	38,997
Income from discontinued operations	2,148	1,208	5,579	5,932
Net income attributable to noncontrolling interests	(1,117)	(508)	(2,825)	(2,798)
	1,031	700	2,754	3,134
Net (loss) income attributable to common unitholders	$(15,446)	$3,518	$(11,299)	$42,131
Net (loss) income per common unit - basic:
Net (loss) income from continuing operations	$(0.56)	$0.09	$(0.47)	$1.32
Net income from discontinued operations	0.04	0.02	0.09	0.11
Net (loss) income attributable to common unitholders	$(0.52)	$0.11	$(0.38)	$1.43
Net (loss) income per common unit – diluted:
Net (loss) income from continuing operations	$(0.56)	$0.09	$(0.47)	$1.32
Net income from discontinued operations	0.04	0.02	0.09	0.11
Net (loss) income attributable to common unitholders	$(0.52)	$0.11	$(0.38)	$1.43
Weighted average common units outstanding - basic	29,663,204	31,814,312	30,015,739	29,402,343
Unvested restricted stock	—	27,175	—	27,175
Denominator for net income per common unit - diluted (a)	29,663,204	31,841,487	30,015,739	29,429,518

(a) The following were excluded from the diluted per unit calculation as their impact would have been anti-dilutive; Approximately 457,548 and 591,294 incentive units, for the three and nine months ended September 30, 2013,

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

respectively. Approximately 77,896 unvested restricted stock units, for the three and nine months ended September 30, 2013.

17. SEGMENT INFORMATION

SPLP’s reportable segments consist of Diversified Industrial, Energy, Financial Services and Corporate and Other which are managed separately and offer different products and services.

Diversified Industrial

As of September 30, 2013, the Diversified Industrial segment for financial reporting purposes consists of HNH, which is a consolidated subsidiary, and JPS and SLI, which are associated companies. HNH is a diversified holding company that owns a variety of manufacturing operations encompassing joining materials, tubing, engineered materials, electronic materials and cutting replacement products and services businesses. BNS' 2012 results have been reclassified from the Diversified Industrial segment to the Energy segment (see below) for comparability.

Energy

SPLP's Energy segment consists of its consolidated subsidiary Steel Excel, which was acquired on May 31, 2012, and BNS Holding, Inc. (“BNS”). For comparability, BNS' results for 2012 (from January, 2012 through June 30, 2012), have been reclassified from the Diversified Industrial segment to the Energy segment since the results of BNS for such period includes the results of Sun Well, an oil field services company, prior to its sale to Steel Excel.

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

•
BNS had no operations as of June 1, 2012 due to the sale of Sun Well to Steel Excel on May 31, 2012 (see Note 2 - "Acquisitions"). BNS' results include the operations of Sun Well prior to the sale of Sun Well to Steel Excel on May 31, 2012.

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

Corporate and Other

The Corporate and Other segment consists of several consolidated subsidiaries as well as various investments and cash and cash equivalents. Corporate assets, revenues and overhead expenses are not allocated to the segments. Corporate revenues primarily consist of investment and other income, investment gains and losses and rental income. As of September 30, 2013, the Corporate and other segment had investments in available-for-sale securities, the SPII Liquidating Trust, associated companies accounted for under the equity method and cash and cash equivalents. Below is additional information related to the consolidated businesses and certain investments included in the Corporate and Other segment:
Consolidated businesses:

•
SPH services provides legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and similar services, to other affiliated companies. SPH Services charged the Diversified Industrial, Energy and Financial Services segments approximately $2,200, $900, and $63, for the three months ended September 30, 2013 and approximately $2,745, $450 and $63, for the three

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

months ended September 30, 2012. SPH Services charged the Diversified Industrial, Energy and Financial Services segments approximately $6,600, $2,700 and $188, for the nine months ended September 30, 2013 and approximately $8,235, $1,100 and $188, for the nine months ended September 30, 2012. These amounts are eliminated in consolidation.

•
DGT's current operations are the leasing and management of two facilities, one of which is classified as held for sale as of September 30, 2013, that were not included in the assets sold to the new owners of Villa and RFI. In addition to management of the real estate business, DGT's business is expected to consist primarily of capital redeployment and identification of new profitable operations where it can utilize its existing working capital and maximize the use of the Company’s net operating losses.

•	The BNS Liquidating Trust is part of the Corporate and Other segment from July 1, 2012.

Equity Method Investments include, CoSine, Fox & Hound, the SPII Liquidating Trust investments and other associated company investments (see Note 4 - "Investments" for additional information).
Segment information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Diversified industrial	$171,874	$144,629	$502,915	$453,445
Energy	31,844	34,293	87,571	65,919
Financial services	7,162	5,384	20,742	13,519
Corporate and other	(143)	(601)	2,067	15,794
Total	$210,737	$183,705	$613,295	$548,677
Income (Loss) from continuing operations before income taxes:
Diversified industrial	$10,782	$10,287	$50,301	$32,306
Energy	3,007	6,208	8,463	23,470
Financial services	4,731	3,229	13,167	7,595
Corporate and other	(23,887)	(9,617)	(58,280)	2,777
(Loss) Income from continuing operations before income taxes	(5,367)	10,107	13,651	66,148
Income tax provision	7,363	2,246	16,077	14,366
Net (loss) income from continuing operations	$(12,730)	$7,861	$(2,426)	$51,782
(Loss) Income from equity method investments:
Diversified industrial	$(4,005)	$1,684	$11,197	$(1,298)
Energy	(137)	—	(217)	13,139
Corporate and other	(10,412)	(4,333)	(22,679)	5,119
Total	$(14,554)	$(2,649)	$(11,699)	$16,960

18. INCOME TAXES

For the three months ended September 30, 2013 and 2012, the Company recorded a tax provision of $7,363 and $2,246, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded a tax provision of $16,077 and $14,366, respectively. The Company’s tax provision represents the income tax expense or benefit of its consolidated subsidiaries. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of the deferred tax assets will not be realized in future periods.

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

Quantitative measures established by regulation to ensure capital adequacy require WebBank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average quarterly assets (as defined). As of September 30, 2013, WebBank exceeded all the capital adequacy requirements to which it is subject.

As of September 30, 2013, WebBank was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events, since the most recent FDIC notification, which have changed WebBank’s prompt corrective action category. To remain categorized as well-capitalized, WebBank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage capital.

20. COMMITMENTS AND CONTINGENCIES

Environmental Matters

As discussed in more detail below, HNH and BNS have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the HNH and BNS. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of September 30, 2013, and December 31, 2012, on a consolidated basis, the Company has accrued $3,703 and $7,320, respectively, which represents its current estimate of the probable cleanup liabilities, including remediation and legal costs. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

HNH Environmental Matters

Certain subsidiaries of H&H Group have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH had approximately $2,500 accrued related to estimated environmental remediation costs as of September 30, 2013. In addition, HNH has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. During the quarter ended September 30, 2013, HNH recorded an insurance reimbursement receivable of $1,100 for previously incurred remediation costs. Based upon information currently available, the H&H Group subsidiaries do not expect their respective environmental costs, including the incurrence of additional fines and penalties, if any, will have a material adverse effect on them or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows of such subsidiaries or HNH, but there can be no such assurances. HNH anticipates that the H&H Group subsidiaries will pay any such amounts out of their respective working capital, although there is no assurance that they will have sufficient funds to pay them. In the event that the H&H Group subsidiaries are unable to fund their liabilities, claims could be made against their respective parent companies, including H&H Group and/or HNH, for payment of such liabilities.

In addition, certain subsidiaries of H&H Group have been identified as PRPs under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state statutes at sites and are parties to administrative consent orders in connection with certain properties. Those subsidiaries may be subject to joint and several liabilities imposed by CERCLA on PRPs. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant in identifying PRPs and allocating or determining liability among them, the subsidiaries are unable to reasonably estimate the ultimate cost of compliance with such laws.

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

In 1986, HHEM entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, the NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1,000. The $1,000 was paid solely by the former owner/operator. As of September 30, 2013, over and above the $1,000, total investigation and remediation costs of approximately $3,300 and $1,000 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The additional Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or HNH.

In August 2006, H&H received a notice letter from the United States Environmental Protection Agency ("EPA") formally naming H&H as a PRP at a superfund site in Massachusetts ("Superfund Site"). H&H is part of a group of thirteen other PRPs ("PRP Group") that work cooperatively regarding remediation of the Superfund Site. On June 13, 2008, H&H executed a participation agreement, consent decree and settlement trust that all of the other PRPs have signed as well. The PRP Group has both chemical and radiological PRPs. H&H is a chemical PRP; not a radiological PRP. The remediation of radiological contamination at the Superfund Site, under the direction of the Department of Energy, has been completed and a final status survey was submitted to the EPA in August 2012. The final status survey was approved by the EPA, and the PRPs have had access to the Superfund Site since November 2012. Since that time, work on behalf of the chemical PRPs has been on-going and estimates for the final remediation costs were calculated. H&H's total assessed share for the remaining remediation was $2,200, which was paid in August 2013. H&H's financial guarantee for this matter was removed following payment receipt. The remediation is expected to be completed in the second quarter of 2014. There is still a possibility that some radiological contaminated soil may become the responsibility of the chemical PRPs, which could result in an additional, maximum assessment of approximately $200 based on current estimates. In addition, during the excavation process, additional contaminated soil and constituents were found that resulted in increased costs, and similar findings could arise again as remediation activities continue. Because the assessment is an estimate and dependent upon several factors, including actual remediation activities and costs, the Massachusetts Department of Environmental Protection ("MADEP") and EPA oversight costs, and continued collaboration and financial support from the town of Attleboro, the party responsible for the subsequent operations and maintenance activities at the Superfund Site, there can be no assurance that final resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H or HNH.

HHEM is continuing to comply with a 1987 consent order from the MADEP to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome ("RAO") report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. On June 20, 2013, HHEM received the MADEP's Notice of Audit Findings and Notice of Noncompliance ("Notice"). HHEM and its consultant met with the MADEP on July 29, 2013 to resolve any differences identified in the Notice. As a result of that meeting and subsequent discussions, HHEM will conduct additional sampling, site investigations and install another off-site well. Once the additional work is completed and assessed, HHEM will submit a follow-up response letter to the MADEP in January 2014. The cost of this additional work is estimated at $200. Additional costs could result from these testing activities and final acceptance of the remediation plan by the MADEP, which cannot be reasonably estimated at this time.

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

Litigation Matters

HNH Litigation Matters

In the ordinary course of business, HNH is subject to periodic lawsuits, investigations, claims and proceedings, including, but not limited to, contractual disputes, employment, environmental, health and safety matters, as well as claims associated with

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

HNH's historical acquisitions and divestitures. There is insurance coverage available for many of the foregoing actions. Although HNH cannot predict with certainty the ultimate resolution of lawsuits, investigations, claims and proceedings asserted against it, they do not believe any currently pending legal proceeding to which they are a party will have a material adverse effect on their business, prospects, financial condition, cash flows, results of operations or liquidity.

BNS Litigation Matters

BNS Sub has been named as a defendant in 1,220 and 1,160 alleged asbestos-related toxic-tort claims as of September 30, 2013 and December 31, 2012, respectively. The claims were filed over a period beginning 1994 through September 30, 2013. In many cases these claims involved more than 100 defendants. Of the claims filed, 1,008 and 926 were dismissed, settled or granted summary judgment and closed as of September 30, 2013 and December 31, 2012, respectively. Of the claims settled, the average settlement was less than $3. There remained 212 and 234 pending asbestos claims as of September 30, 2013 and December 31, 2012, respectively. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $2,282 at September 30, 2013 and December 31, 2012 in estimated remaining self insurance retention (deductible). There is evidence of secondary coverage from 1970 to 1973 although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. In addition, there can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims; and, that BNS Sub will not need to increase significantly its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of September 30, 2013 and December 31, 2012 BNS Sub has accrued $1,203 and $1,020 relating to the open and active claims against BNS Sub. This accrual represents BNS's best estimate of the likely costs to defend against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded, through the retroactive billings by BNS Sub. However, there can be no assurance that BNS Sub will not need to take additional charges in connection with the defense, settlement or judgment of these existing claims or that the costs of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date relating to existing claims. These claims are now being managed by the Liquidating Trust formed by BNS.

21. SUBSEQUENT EVENTS
On October 10, 2013, the Company, SPH Group LLC, a wholly owned subsidiary of the Company, and the Manager entered into the Fifth Amended and Restated Management Agreement, effective as of May 11, 2012, to clarify the manner in which the annual incentive fee is calculated and paid to the Manager.

On October 10, 2013, SPH GP entered into the Fourth Amended and Restated Agreement of Limited Partnership of the Company to reflect certain clarifications, including changes consistent with the revisions to the Fifth Amended and Restated Management Agreement, which include the creation of a new class of partnership securities.

On October 10, 2013, iGo, Inc. (“iGo”) entered into a Management Services Agreement (the “Management Services Agreement”) with SP Corporate, effective as of October 1, 2013. Pursuant to the Management Services Agreement, SP Corporate will provide iGo with executive and corporate services.

On October 23, 2013 the Company entered into a Credit Agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC”), as administrative agent for the lenders thereunder. The Credit Facility provides for a revolving credit facility with borrowing availability of up to $50,000 which the Company may use for its working capital and investment needs and for the reimbursement of letters of credit. Amounts outstanding under the Credit Facility bear interest at LIBOR plus 1.00%,

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

and are collateralized by first priority security interests of certain of the Company's deposit accounts and publicly traded securities. The Credit Facility contains customary affirmative and negative covenants, including a minimum cash balance covenant, and customary events of default. All amounts outstanding under the Credit Facility are due and payable in full on October 23, 2016.

Acquisition by Steel Excel

On October 29, 2013, a newly-formed, wholly owned subsidiary of Steel Excel's energy business entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) to acquire substantially all of the assets of Black Hawk Energy Services, Inc. (“Black Hawk”) for $60,000 in cash. Closing of Asset Purchase Agreement is subject to several closing conditions, including that there has been no material adverse effect on the condition of Black Hawk, consent, if necessary, of the lenders under the Energy Credit Agreement, certain employees of Black Hawk accepting employment, and satisfaction of certain employment matters requirements. In connection with the Asset Purchase Agreement, Steel Excel's energy business will execute a guaranty at closing that guarantees the payment obligations, if any, of its newly-formed subsidiary after the closing.

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

All monetary amounts used in this discussion are in thousands except common unit and share amounts.
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

RESULTS OF OPERATIONS

The following is a summary of SPLP’s consolidated operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Diversified industrial	$171,874	$144,629	$502,915	$453,445
Energy	31,844	34,293	87,571	65,919
Financial services	7,162	5,384	20,742	13,519
Corporate	(143)	(601)	2,067	15,794
Total Revenue	$210,737	$183,705	$613,295	$548,677
Net income (loss) from continuing operations before income taxes:
Diversified industrial	$10,782	$10,287	$50,301	$32,306
Energy	3,007	6,208	8,463	23,470
Financial services	4,731	3,229	13,167	7,595
Corporate	(23,887)	(9,617)	(58,280)	2,777
Total	(5,367)	10,107	13,651	66,148
Income tax provision	7,363	2,246	16,077	14,366
Net income (loss) from continuing operations	(12,730)	7,861	(2,426)	51,782
(Loss) Income from discontinued operations	2,148	1,208	5,579	5,932
Net income attributable to noncontrolling interests in consolidated entities	(4,864)	(5,582)	(14,452)	(15,676)
Net income (loss) attributable to common unitholders	(15,446)	3,487	(11,299)	42,038
Other comprehensive income (loss)	(2,574)	18,575	30,031	15,317
Comprehensive income (loss) attributable to common unitholders	$(18,020)	$22,062	$18,732	$57,355

Diversified Industrial Segment

The following presents a summary of the Diversified Industrial segment operating results as reported in our consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
HNH	$171,874	$144,629	$502,915	$453,445
Total Revenue	$171,874	$144,629	$502,915	$453,445
Net income from continuing operations before income taxes:
HNH	$14,787	$8,603	$39,104	$33,604
(Loss) Income of associated companies	(4,005)	1,684	11,197	(1,298)
Total	$10,782	$10,287	$50,301	$32,306

For the three and nine months ended September 30, 2013, the Diversified Industrial segment for financial reporting purposes consists of HNH, which is a consolidated subsidiary, and JPS and SLI which is are associated companies. BNS' 2012 results have been reclassified from the Diversified Industrial segment to the Energy segment for comparability.

The following presents a summary of HNH:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	$171,874	$144,629	$502,915	$453,445
Cost of sales	121,721	102,676	358,592	321,820
Gross profit	50,153	41,953	144,323	131,625
Selling, general and administrative expenses	33,080	28,615	98,748	87,878
Interest expense, net	1,880	3,194	6,899	9,946
Derivative activity loss (income)	351	1,134	(702)	(407)
Other expense, net	55	407	274	604
Net income from continuing operations before income taxes	$14,787	$8,603	$39,104	$33,604

Net sales for the three months ended September 30, 2013 increased by $27,245, or 18.8% when compared to the same period in 2012. Value added sales increased by $33,400 on higher volume, primarily from HNH's Joining Materials group, including the acquisition of Wolverine Joining, the Tubing group and the Building Materials group, and were partially offset by the impact of lower average precious metal prices of $6,200, principally due to silver. The average silver market price was approximately $21.39 per troy ounce in the third quarter of 2013, as compared to $29.96 per troy ounce in the same period of 2012. The acquisition of Wolverine Joining during the second quarter of 2013 provided incremental net sales of $13,600 within the Joining Materials segment in the period.

Net sales for the nine months ended September 30, 2013 increased by $49,470, or 10.9% when compared to the same period in 2012. Value added sales increased by $62,400 on higher volume, primarily from HNH's Joining Materials group, including the acquisition of Wolverine Joining, and the Building Materials group, and were partially offset by the impact of lower average precious metal prices of $12,900, principally due to silver. The average silver market price was approximately $24.77 per troy ounce in the first half of 2013, as compared to $30.73 per troy ounce in the same period of 2012. The acquisition of Wolverine Joining provided incremental net sales of $28,700 within the Joining Materials segment in the period.

Gross profit for the three months ended September 30, 2013 increased by $8,200, or 19.5%, when compared to the same period of 2012, and, as a percentage of net sales, were essentially flat at 29.2% as compared to 29.0% in 2012.

Gross profit for the nine months ended September 30, 2013 increased by $12,698, or 9.6%, when compared to the same period of 2012, and, as a percentage of net sales, decreased to 28.7% as compared to 29.0% in 2012. Gross margin as a percentage of net sales was relatively flat comparing the nine months ended September 30, 2013 to the same period of 2012, with the slight decline due to unfavorable product mix from the Joining Materials group and unfavorable production variances in the Arlon group, which were partially offset by increased sales of high margin branded fasteners in the Building materials group. Lower average precious metal prices, principally silver, favorably impacted gross profit margin by 0.7% in the nine months ended September 30, 2013. Since HNH's precious metal inventory is hedged and the cost of silver is passed through to customers principally at market, lower silver prices generally result in increases in the Joining Materials group's gross profit margin. The acquisition of Wolverine Joining provided incremental gross profit of $2,400 within the Joining Materials group during the nine months ended September 30, 2013.

Selling, general and administrative ("SG&A") expenses increased by $4,465, or 15.6%, for the three months ended September 30, 2013, compared to the same period of 2012. SG&A as a percentage of net sales was 0.6% lower for the three months ended September 30, 2013 compared to the same period last year. The slightly lower SG&A as a percentage of sales during the third quarter of 2013, as compared to the same period of 2012, was primarily due to effective cost control on higher sales volume and an insurance reimbursement receivable of $1,100 recorded for previously incurred environmental remediation costs, offsetting the impact of lower average precious metal prices and higher employee benefit costs, which had a negative impact on SG&A as a percentage of net sales, as compared to the prior year.

SG&A expenses increased by $10,870, or 12.4%, for the nine months ended September 30, 2013, compared to the same period of 2012. SG&A as a percentage of net sales was relatively flat for the nine months ended September 30, 2013 compared to the same period last year. Lower average precious metal prices, higher employee benefit costs, increased restricted stock expense and business development costs, including acquisition fees and integration costs related to our acquisition of Wolverine

Joining, were offset by effective cost control on higher sales volume and an insurance reimbursement receivable of $1,100 for previously incurred environmental remediation costs, as compared to the prior year.

Interest expense decreased by $1,314, or 41.1%, for the three months ended September 30, 2013, and decreased by $3,047, or 30.6%, for the nine months ended September 30, 2013, compared to the same periods in 2012. Interest expense in the nine months ended June 2013 included a loss associated with the redemption of HNH's Subordinated Notes, including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts. Interest expense was favorably impacted in both periods by lower average interest rates, principally due to HNH's debt refinancing in the fourth quarter of 2012 and the redemption of HNH's Subordinated Notes.

Derivative activity loss was $351 for the three months ended September 30, 2013, compared to a loss of $1,134 in the same period of 2012. The gain in 2013 was attributable to HNH's commodity contracts. HNH utilizes precious metal forward and future contracts to economically hedge its precious metal inventory against price fluctuations. The factors that affect the gain or loss on these derivative instruments are changes in the price of precious metals and the amount of ounces hedged. Of the loss in in 2012, approximately $1,036 was attributable to precious metal contracts and approximately $98 was attributable to embedded derivative features of HNH's Subordinated Notes and related warrants.

Derivative activity income was $702 for the nine months ended September 30, 2013, compared to $407 in the same period of 2012. Of the gain in 2013, approximately $1,495 was attributable to precious metal contracts, partially offset by a loss of $793 on the embedded derivative features of HNH's Subordinated Notes and related warrants. Of the gain in 2012, approximately $691 was attributable to embedded derivative features of HNH's Subordinated Notes and related warrants and approximately $284 was attributable to losses on precious metal contracts.

(Loss) Income of associated companies includes income or loss we recognize on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee. Income (loss) of associated companies included in the Diversified Industrial segment net income from continuing operations includes the following:

	Ownership at
	September 30,	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2013	2012	2013	2012
JPS	39.3%	$(3,378)	$—	$4,780	$—
SLI	24.0%	(627)	1,684	6,417	(1,298)
		$(4,005)	$1,684	$11,197	$(1,298)

Energy Segment

The following presents a summary of the Energy segment operating results on a pro forma basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Historical)	(Historical)	(Historical)	(Pro Forma)
Revenue:
Steel Excel (a)	$31,844	$34,293	$87,571	$76,659
BNS (Historical)	—	—	—	20,432
Total Revenue	31,844	$34,293	$87,571	$97,091
Net income (loss) from continuing operations before income taxes:
Steel Excel (a)	$3,144	$6,208	$8,680	$7,417
BNS (Historical)	—	—	—	3,678
(Loss) Income of associated companies (b)	(137)	—	(217)	13,139
Total	$3,007	$6,208	$8,463	$24,234

(a) Steel Excel's results in 2013 and the third quarter of 2012 are historical while the nine month 2012 amounts are pro-forma. Steel Excel was acquired on May 31, 2012.
(b) Effective January 1, 2012, associated company income related to Steel Excel was reclassified from the Diversified Industrial segment to the Energy segment due to acquisitions of oil field servicing companies. As discussed below, the Company consolidated Steel Excel effective May 31, 2012, the date that its interest in Steel Excel exceeded 50%. Amounts in 2013 relate to recent Steel Sports investments.

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

For the three months ended September 30, 2013, net revenues decreased $2,449, or 7.1% when compared to the same period last year and for the nine months ended September 30, 2013 decreased $9,520, or 9.8% on a pro forma basis when compared to the same period last year. The decline in both periods was due to Steel Excel's energy business which experienced increased competition in the marketplace and a decline in rig utilization partially resulting from unfavorable weather conditions.

For the three and nine months ended September 30, 2012, the decline in net income from continuing operations in both periods was due to increased competition in the marketplace, a decline in rig utilization as a result of unfavorable weather conditions, additional labor costs incurred to staff the rigs, fewer rigs operating around the clock that resulted in higher costs for generating comparable revenues, and a decline in higher-margin services in the 2013 period resulting from a change in the overall mix of services provided. In addition, the nine months ended September 30, 2012 includes income of $13,139 related to increase in fair value of the Company's equity investment in Steel Excel prior to acquiring a controlling interest.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Interest income (including fees)	$4,761	$4,127	$14,580	$10,093
Non-interest income	2,401	1,257	6,162	3,426
	7,162	5,384	20,742	13,519
Costs and expenses:
Interest	113	183	390	800
Provision for (recovery of) loan losses	(4)	(78)	(35)	(322)
Selling, general and administrative expenses	2,322	2,050	7,220	5,446
	2,431	2,155	7,575	5,924
Net income from continuing operations before income taxes	$4,731	$3,229	$13,167	$7,595

Interest Income

Interest income increased by $634, or 15.4%, in the three months ended September 30, 2013, compared to the same period of 2012 and increased by $4,487, or 44.5%, in the nine months ended September 30, 2013, compared to the same period in 2012. The increases were due primarily to growth in lending programs.

Noninterest Income

Noninterest income increased $1,144, or 91.0% for the three months ended September 30, 2013, compared to the same period of 2012 and increased $2,736, or 79.9%, in the nine months ended September 30, 2013, compared to the same period in 2012, due primarily to the premiums/fees received on loans sold.

Interest Expense

Interest expense represents interest accrued on WebBank depositor accounts. Interest expense decreased $70, or 38.3%, for the three months ended September 30, 2013, compared to the same period of 2012, and decreased $410, or 51.3%, in the nine months ended September 30, 2013, compared to the same period last year. The decreases were largely due to a decrease in average interest rates on the depositor accounts.

Provision for (recovery of) Loan Losses

At September 30, 2013, WebBank had an estimated $4,792 of impaired loans (of which $2,196 is guaranteed by the USDA or SBA) and an allowance for loan losses of $296.

WebBank routinely obtains appraisals on underlying collateral of nonperforming loans and records a provision for losses if the value of the collateral declines below the value of the loans. WebBank recorded an increase of provision for loan losses of $4 for the three months ended September 30, 2013, compared to a reduction of $78 for the three months ended September 30, 2013. WebBank recorded a reduction of provision for loan losses of $35 for the nine months ended September 30, 2013, compared to $322 for the nine months ended September 30, 2012.

Selling General and Administrative Expenses

The increase in SG&A expenses of $272, or 13.3%, for the three months ended September 30, 2013, compared to the same period last year and the increase of $1,774, or 32.6%, for the nine months ended September 30, 2013, compared to the same period last year, was due primarily to higher personnel costs.

Corporate and Other

The following presents a summary of Corporate and Other segment operating results as reported in our consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Investment and other income	$119	$8	$548	$133
Net investment (losses) gains	(262)	(609)	1,519	15,661
	(143)	(601)	2,067	15,794
Costs and expenses:
Interest	50	70	251	88
Selling, general and administrative expenses	12,305	7,700	29,592	19,538
Impairment charges	1,010	1,409	2,520	1,409
Deferred fee liability to related party - increase	—	—	—	11,448
Other (income) expense	(157)	(609)	640	(1,482)
	13,208	8,570	33,003	31,001
Loss from continuing operations before (loss) income from equity method investments and investments held at fair value	(13,351)	(9,171)	(30,936)	(15,207)
Equity Method Investments:
(Loss) Income of associated companies	(11,312)	(4,919)	(23,421)	13,543
Income (Loss) from other investments - related party	900	586	742	(8,424)
Total (loss) income from equity method investments	(10,412)	(4,333)	(22,679)	5,119
(Loss) Income from investments held at fair value	(124)	3,887	(4,665)	12,865
Net (loss) income from continuing operations	$(23,887)	$(9,617)	$(58,280)	$2,777

The Corporate and Other segment consists of several consolidated subsidiaries as well as various investments and cash and cash equivalents. Corporate assets, revenues and overhead expenses are not allocated to the segments. Corporate revenues primarily consist of investment and other income, investment gains and losses and rental income. As of September 30, 2013, the Corporate and other segment had investments in available-for-sale securities, the SPII Liquidating Trust, associated companies accounted for under the equity method and cash and cash equivalents. For additional information see Note 17 - "Segment Information" to the SPLP financial statements found elsewhere in this Form 10-Q.
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

Net investment losses for the three months ended September 30, 2013 were $262 compared to $609 in the same period of 2012. The amounts in both periods were due to changes in value of foreign currency instruments.

Net investment gains for the nine months ended September 30, 2013 were $1,519 compared to $15,661 in the same period of 2012. The net gains in 2013 were primarily due to gains of approximately $1,200 on the sales of certain available-for-sale securities as well as gains from foreign currency instruments. The 2012 gains were primarily due to the gain on the Company's investment in Steel Excel of approximately $13,500 resulting from remeasuring our investment to fair value upon acquisition of the majority interest in Steel Excel on May 31, 2012.

Interest Expense

In the ordinary course of business the Company may enter into foreign currency transactions which, in effect, in certain circumstances, may represent borrowings from the counterparty. Interest expense represents interest and other fees on such transactions.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of payroll, legal, accounting, audit, tax, management fee and other professional fees. SG&A expenses increased by $4,605 or 59.8% in the three months ended September 30, 2013, compared to the same period in 2012, primarily due to non-cash incentive unit compensation expense (see Note 15 - "Capital and Accumulated Other Comprehensive Income (Loss)" to the SPH financial statements found elsewhere in this From 10-Q).

SG&A expenses increased by $10,054, or 51.5%, in the nine months ended September 30, 2013, compared to the same period in 2012, primarily due to the non-cash incentive unit compensation expense.

Impairment Charges

In the nine months ended September 30, 2013, the Company recorded an impairment charge of $1,510 related to its investment in a Japanese real estate partnership and an impairment charge of approximately $1,010 related to an other-than-temporary decline in an available-for-sale security (see Note 4 - "Investments" in the SPH financial statements found elsewhere in this Form 10-Q).

Deferred Fee Liability to Related Party - Increase

The Deferred fee liability to related party was an obligation owed to the Investment Manager, an affiliate of the Manager, pursuant to a deferred fee agreement ("Deferred Fee Liability"). This liability was assumed in connection with the Exchange Transaction in July 2009. The increase in Deferred Fee Liability to related party of $11,448 recorded for the nine months ended September 30, 2013 was due to an increase in an index related to the value of SPLP. On April 11, 2012, the Company and the Investment Manager terminated the Investor Services Agreement by mutual consent. As a result of the termination of the Investor Services Agreement the full amount in the Deferred Fee Liability became immediately payable. As a result, on April 11 and May 11, 2012, 6,403,002 and 536,645 class B common units, respectively, were issued to the Investment Manager. In connection with the termination of the Investor Services Agreement, the Investment Manager agreed not to sell any of the common units issued as payment for the deferred fee during the one year period following the Termination Date. For additional information, see Note 12 - "Related Party Transactions" to the SPLP financial statements found elsewhere in this Form 10-Q.

Equity Method Investments

(Loss) Income of Associated Companies

(Loss) Income of associated companies includes income or loss recognized on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee. (Loss) Income of associated companies included in the Corporate and Other segment is as follows:

	Ownership at
	September 30,	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2013	2012	2013	2012
ModusLink	27.1%	$(5,145)	$—	$(11,694)
CoSine	48.6%	(75)	(59)	(320)	(235)
Fox & Hound	50.0%	(6,206)	(4,860)	(11,521)	13,778
Other	45.9%	114	—	114	—
		$(11,312)	$(4,919)	$(23,421)	$13,543

Income (Loss) From Other Investments - Related Party

Income (loss) from other investments - related party represents the change in fair value that we recognize on our 43.75% investment in each series of the SPII Liquidating Trust (for additional information see Note 4 - “Investments” to the SPLP financial statements found elsewhere in this Form 10-Q). The income in the three and months ended September 30, 2013 was not significant.

The income in the three months ended September 30, 2012 was not significant. The loss in the nine months of 2012 was primarily due to the series of the SPII Liquidating Trust that holds an interest in Fox & Hound Restaurant Group ("F&H"). On March 19, 2012, in conjunction with a long-term refinancing of its debt, Fox & Hound issued new common equity. As a result of the transaction, our interest in F&H through the SPII Liquidating Trust was diluted and reduced by approximately $11,200. This loss was partially offset by an increase in fair value of the series of the SPII Liquidating Trust that holds and interest in Barbican Group Holdings Limited ("Barbican").
(Loss) Income From Investments Held at Fair Value
Income (loss) from investments held at fair value for the three and nine months ended September 30, 2013 includes income or loss that the Company recognizes on its direct investment in API Group PLC ("API") and on the ModusLink Warrants. For the three and nine months ended September 30, 2012, Income (Loss) from investments held at fair value includes income or loss related to API and Barbican. For additional information on both of these investments, see Note 4 - "Investments" to the SPLP financial statements found elsewhere in this Form 10-Q.
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
A tax provision of $7,363 and $2,246 was recorded for the three months ended September 30, 2013 and 2012, respectively and a tax provision of $16,077 and $14,366 was recorded for the nine months ended September 30, 2013 and 2012, respectively.

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
Cash Flow Summary

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$66,107	$28,362
Net cash (used in) provided by investing activities	(69,577)	74,253
Net cash provided by (used in) financing activities	46,981	(44,272)
Change for the period	$43,511	$58,343

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013 was $66,107. Net income of $3,153 was impacted by certain non-cash items, partially offset by a decrease of $2,519 relating to changes in certain operating assets and liabilities. Of this working capital decrease, $16,174 was from a decrease in accounts payable and accrued and other liabilities, $17,158 was from an increase in accounts receivable, $1,608 was from an increase in prepaid and other assets, $1,851 was from an increase in inventories, partially offset by a $34,689 decrease on loans held for sale. Net income was also impacted by $5,591 relating to net cash used by operating activities of discontinued operations.

Net cash provided by operating activities for the nine months ended September 30, 2012 was $28,362. Net income of $57,714 was partially offset by a decrease of $36,267 relating to changes in operating assets and liabilities. Of this working capital decrease, $15,983 was from an increase in accounts receivable and $2,671 was from an increase in inventories and$8,870 was from a decrease in accounts payable and accrued and other liabilities. Net income was also impacted by $11,448 relating to the increase in the Deferred Fee Liability to related party and $6,512 relating to net cash provided by operating activities of discontinued operations. The increase in accounts receivable relates primarily to the increase in sales by Steel Excel during the first nine months of 2012 compared to the same period in the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 was $69,577. Significant items included acquisitions, primarily by HNH, of $60,664, investments in associated companies of $36,329, which primarily relates to our investment in ModusLink, a net increase in loans receivable of $17,770 and purchases of property plant and equipment of $17,054. These cash uses from investing activities were partially offset by cash increases due to proceeds from the sales of discontinued operations of $45,572 and net proceeds from investment sales and maturities of $16,156.

Net cash provided by investing activities for the nine months ended September 30, 2012 was $74,253. Significant items included net cash acquired in acquisitions of $45,848, primarily from the acquisition of Steel Excel, proceeds from the sale of discontinued operations of $22,194 and net proceeds from sales of investments of $46,575. These cash increases were partially offset by investments in associated companies of $16,567, which represents our indirect investment in Fox & Hound and additional investment in Steel Excel, and purchases of property plant and equipment of $25,305.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013 was $46,981. This was due primarily to proceeds from revolver borrowings of $38,800 and proceeds from term loans of $80,000, partially offset by repayments of term loans of $24,735, subsidiary repurchases of common stock of $33,790 and repurchases of subordinated notes of $11,323.

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

LIQUIDITY AND CAPITAL RESOURCES

Holding Company

SPLP (excluding its operating subsidiaries, the “Holding Company”) is a global diversified holding company whose assets principally consist of the stock of its direct subsidiaries, cash and cash equivalents and other non-controlling investments in debt and equity securities. Its principal potential sources of funds are available cash resources, investments, borrowings, public and private capital market transactions, repayment of subsidiary advances, distributions or dividends from subsidiaries, as well as dispositions of existing businesses and investments. The Holding Company’s investments are subject to changes that may result in amounts realized from any future sales that are at times significantly different from the value we are reporting at September 30, 2013. These investments, including those accounted for under the equity method, can be impacted by market conditions, changes in the specific business environments of our investees or by the underlying performance of these businesses.

In addition to cash and cash equivalents, the Holding Company considers investments at fair value included in its consolidated balance sheet as being generally available to meet its liquidity needs. Investments at fair value are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a reasonable period of time. As of September 30, 2013, the Holding Company had cash and cash equivalents of $32,371 and investments of $210,804. The Holding Company had $24,632 of restricted cash, which serves as collateral with respect to foreign currency financial instruments. The Holding Company is not able to use these funds for other purposes, and the Holding Company does not consider this amount to be available to meet its liquidity needs.

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

The Holding Company and its operating businesses may use their available liquidity to make acquisitions of new businesses and other investments, but the timing and cost of any future investments cannot be predicted. The Company may seek external debt or equity financing and will rely on its existing liquidity to fund corporate overhead expenses and new acquisition opportunities. It may also dispose of existing businesses and investments. At September 30, 2013, the Holding Company and its consolidated subsidiaries had, in the aggregate, cash and cash equivalents of $241,322 available for operations in the ordinary course of business and for the acquisition of interests in businesses.

On October 23, 2013 the Company entered into a Credit Agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC"), as administrative agent for the lenders thereunder. The Credit Facility provides for a revolving credit facility with borrowing availability of up to $50,000 which the Company may use for its working capital and investment needs and for the reimbursement of letters of credit. Amounts outstanding under the Credit Facility bear interest at LIBOR plus 1.00%, and are collateralized by first priority security interests of certain of the Company's deposit accounts and publicly traded securities. The Credit Facility contains customary affirmative and negative covenants, including a minimum cash balance covenant, and customary events of default. All amounts outstanding under the Credit Facility are due and payable in full on October 23, 2016.

Discussion of Segment Liquidity and Capital Resources

HNH

As of September 30, 2013, HNH’s current assets totaled $215,604, its current liabilities totaled $84,603, and its working capital was $131,001, as compared to working capital of $111,811 as of December 31, 2012.

HNH's cash provided by operations was $19,967 in the three months ended September 30, 2013 compared to net cash provided of $28,813 in the 2012 period. The decrease in cash flow from operations was principally attributable to a higher use of working capital during the nine months ended September 30, 2013. SPLP's consolidated financial statements reflect pre-tax income from continuing operations of $14,787 and $39,104 relating to HNH for the three and nine months ended September 30, 2013, respectively.

HNH's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, subject to certain exceptions including required pension payments to the WHX Pension Plan. HNH does not expect these restrictions to have an impact on HNH's ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. HNH expects to have required minimum contributions to the WHX Pension Plan of $2,800 for the remainder of 2013, $22,500, $21,300, $18,200, $17,100 and $49,000 in 2014, 2015, 2016, 2017 and for the five years thereafter, respectively. Such required contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

During November 2012, H&H Group entered into a $205,000 senior secured credit facility, consisting of a revolving credit facility in an aggregate principal amount not to exceed $90,000 and a term loan in an initial aggregate principal amount of $115,000 (collectively, "Senior Credit Facility"). In connection with HNH's April 2013 acquisition of Wolverine Joining, the Senior Credit Facility was amended to increase the lenders' commitments under the revolving credit facility and term loan by $20,000 and $10,000, respectively. Funding of the purchase price for the acquisition was from cash on hand and borrowings under the amended Senior Credit Facility. On September 13, 2013, the Senior Credit Facility was further amended. This amendment, among other things, increased the lenders' commitments under the revolving credit facility to $160,000, provided H&H Group with additional flexibility regarding its ability to utilize net cash proceeds from permitted asset sales, reset the amount of dividends and other distributions that may be made by H&H Group to HNH following the payment of $7,000 of previously declared dividends and amended certain financial covenants and the amortization schedule of the term loan. As of September 30, 2013, H&H Group's availability under its amended revolving credit facility was $46,900.

HNH believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. HNH's ability to satisfy its debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets in which it operates, as well as financial, business and other factors, some of which are beyond its control. The ability of H&H Group to draw on the Senior Credit Facility is limited by a borrowing base of accounts receivable and inventory. In addition, the Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants. There can be no assurances that H&H Group will continue to have access to its lines of credit if its financial performance does not satisfy the relevant borrowing base criteria and financial covenants set forth in the financing agreement. If H&H Group does not meet certain of its financial covenants or satisfy its borrowing base criteria, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

HNH is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements, using the HNH Business System, throughout all of HNH's operations to increase sales and operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions and (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets. HNH continues to examine all of its options and strategies, including acquisitions, divestitures and other corporate transactions, to increase cash flow and stockholder value.

DGT

At July 31, 2013, its most recent fiscal period, DGT had approximately $9,000 in cash and cash equivalents and approximately $39,000 of investments.

DGT's operations currently consist of a real estate business from rental buildings retained from the sale of its Power Conversion business on August 16, 2012 and the sale of its Medical Systems Group on November 3, 2011. The operating results for the Power Conversion Business and for the Medical Systems Group, as well as the gains on disposals of such units, are reported as discontinued operations for all periods presented. Continuing operations consist of the real estate business, investments, and general and administrative expenses.

Steel Excel

As of September 30, 2013, Steel Excel's working capital was $291,696 Steel Excel's principal source of liquidity is cash, cash equivalents and marketable securities on hand.

At September 30, 2013, Steel Excel had $291,409 in cash, cash equivalents and marketable securities. The available-for-sale securities included short-term deposits, corporate obligations, United States government securities, and obligations of government agencies. In the future, Steel Excel may make additional acquisitions of businesses, and may use a significant portion of its available cash balances for such acquisitions or for working capital needs thereafter.

On July 3, 2013 Steel Excel's energy business entered into a credit agreement (the "Energy Credit Agreement") that provided for a borrowing capacity of $80,000 consisting of a $70,000 secured term loan (the “Term Loan”) that was fully drawn by Steel Excel's energy business on July 3, 2013, and up to $10,000 in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. Borrowings under the Energy Credit Agreement are collateralized by substantially all the assets of Steel Energy and its wholly-owned subsidiaries Sun Well Services, Inc. ("Sun Well") and Rogue Pressure Services, Inc. ("Rogue"), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well and Rogue, and are fully guaranteed by Sun Well and Rogue. The proceeds of the Term Loan at closing, along with proceeds from intercompany loans to Steel Energy from Sun Well and Rogue, were used to pay Steel Excel a dividend of $80,000 and certain fees and expenses related to the Energy Credit Agreement. Steel Excel incurred fees totaling approximately $1,100 in connection with the Energy Credit Agreement that are being amortized over the life of the arrangement as a component of interest expense. The Energy Credit Agreement has a five-year term, with the Term Loan amortizing in quarterly installments of $2,500 and a balloon payment due on the maturity date. At September 30, 2013, $67,500 was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans.

The Energy Credit Agreement has a five-year term, with the Term Loan amortizing in quarterly installments of $2,500 and a balloon payment due on the maturity date. Borrowings under the Energy Credit Agreement bear interest at annual rates of either (i) the Base Rate plus an applicable margin of 1.50% to 2.25% or (ii) LIBOR plus an applicable margin of 2.50% to 3.25%. The “Base Rate” is the greatest of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%. The applicable margin for both Base Rate and LIBOR is determined based on the leverage ratio calculated in accordance with the Energy Credit Agreement. LIBOR-based borrowings are available for interest periods of one, three, or six months. In addition, Steel Excel is required to pay commitment fees of between 0.375% and 0.50% per annum on the daily unused amount of the Revolving Loans.

The Energy Credit Agreement contains standard representations and warranties, and leverage ratio and fixed charge coverage ratio covenants. The repayment of the Term Loan can be accelerated upon (i) a change in control, which would include Steel Energy owning less than 100% of the equity of Sun Well or Rogue or Steel Partners Holdings L.P. (“SPLP”) owning, directly or indirectly, less than 35% of Steel Excel's energy business or (ii) other events of default, including payment failure, false representations, covenant breaches, and bankruptcy.

In the first nine months of 2013 all amounts due on Steel Excel's revolving loan with Wells Fargo Bank were fully repaid and the facility was terminated as of July 3, 2013, upon closing of the Energy Credit Agreement.

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

WebBank

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations such as certificate of deposit maturities and to fund customer credit needs. WebBank had $85,097 and $66,938 in cash at the Federal Reserve Bank and at its correspondent banks at September 30, 2013 and December 31, 2012, respectively. WebBank had $13,400 and $8,400 in lines of credit from its correspondent banks at September 30, 2013 and December 31, 2012, respectively. WebBank had $17,383 and $3,276 available from the Federal Reserve discount window at September 30, 2013 and December 31, 2012, respectively. WebBank had available a $4,000 line of credit from the Holding Company at December 31, 2012. This line of credit was terminated in March 2013. WebBank had a total of $115,880 and $82,614 in cash, lines of credit, and access to the Federal Reserve Bank discount window at September 30, 2013 and December 31, 2012, respectively, which represents approximately 83% and 60%, respectively, of WebBank's total assets.
Contractual Commitments and Contingencies

Other than the contractual obligations incurred by the Company in connection with the Energy Credit Agreement and HNH credit agreements, there were no other material changes in the Company's contractual obligations at September 30, 2013, as compared to those reported in the Company's annual report on Form 10-K for the year ended December 31, 2012

Off-Balance Sheet Risk

We have off-balance sheet risk related to certain financial instruments, including futures and undisbursed loan commitments. For additional information regarding these arrangements, refer to Note 6 - “Financial Instruments,” to the consolidated financial statements contained in this Form 10-Q.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2013 compared to those reported in our 2012 Form 10-K.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2013 our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1, 2013 through July 31, 2013	1,867	$13.97	N/A	N/A

August 1, 2013 through August 31, 2013	25,723	$14.84	N/A	N/A

September 1, 2013 through September 30, 2013	53,670	$15.14	N/A	N/A

Total	81,260		N/A	N/A
(1) All units were purchased by DGT Holdings Corp., an affiliate of the Company, in open market transactions for its own account.

Item 6. Exhibits

Exhibit No.	Description

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 7, 2013	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ James F. McCabe, Jr.
James F. McCabe, Jr.
Chief Financial Officer
(Principal Accounting Officer)