Form 10-K
period 2013-12-31
STEEL PARTNERS HOLDINGS L.P.
filed 2014-03-12
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2013
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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of our common units held by non-affiliates of registrant as of June 28, 2013 was approximately $271.5 million.

On March 7, 2014, there were 30,794,072 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to certain portions of a definitive proxy statement, which will be filed by the Registrant within 120 days after the close of its fiscal year.

STEEL PARTNERS HOLDINGS L.P.

As used in this Form 10-K, unless the context otherwise requires the terms “we,” “us,” “our,” “SPLP” and the “Company” refer to Steel Partners Holdings L.P., a Delaware limited partnership.
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

Who We Are
Steel Partners Holdings L.P. ("SPLP" or the "Company") is a global diversified holding company that engages in multiple businesses, including diversified industrial products, energy, defense, supply chain management and logistics, banking, food products and services, oilfield services, sports, training, education, and the entertainment and lifestyle industries.
Each of our companies has its own management team with significant experience and proven success in their industries.  Our subsidiary, SP Corporate Services LLC (“SP Corporate”), provides certain executive and corporate management services to us and some of our companies. We work with our businesses to increase corporate value over the long term for our unitholders and all stakeholders by implementing our unique strategy discussed in more detail below.
Our History
SPLP is a limited partnership formed in the State of Delaware on December 16, 2008. SPLP is the successor through a merger on December 31, 2008 with WebFinancial Corporation ("Webfinancial"), a Delaware corporation that was incorporated in 1997. Webfinancial acquired WebBank in 1998.
In December 2008, in order to preserve an investment strategy that successfully served both the company and its investors since its inception, Steel Partners restructured its business. The result was the creation of Steel Partners Holdings L.P., a limited partnership formed in the State of Delaware in December 2008.
Effective July 15, 2009, the Company completed an exchange transaction in which we acquired the limited partnership interest of Steel Partners II, L.P. (“SPII”) pursuant to which we acquired net assets of $454,300 that were held by SPII, consisting of holdings in a variety of companies, in exchange for our common units which were distributed to certain former indirect investors in SPII (the “Exchange Transaction”). As a result, we became a global diversified holding company, with partners' capital of $367,100 as of July 15, 2009, which has increased to $616,582 as of December 31, 2013. Since July 15, 2009, we have concentrated our holdings into a select number of businesses.
On April 10, 2012, after fulfilling stringent regulatory and financial reporting requirements, the company became listed on the New York Stock Exchange (NYSE: SPLP).
Our Structure
SPLP is managed by SP General Services LLC (the “Manager”), pursuant to the terms of an amended and restated management agreement (the “Management Agreement”) discussed in further detail in the section entitled “Executive Compensation - The Management Agreement.” From its founding in 1990, the Manager and its affiliates have focused on increasing value for investors in the entities it has managed, including SPLP and SPII.

Our wholly-owned subsidiary, Steel Partners Holdings GP Inc., formerly known as Web LLC and Steel Partners Holdings GP LLC, or the “General Partner”, is our general partner. The General Partner converted from a limited liability company to a corporation on September 21, 2010. The General Partner has a board of directors (the “Board of Directors”). The Board of Directors is currently comprised of seven members, five of whom are elected annually by our unitholders and two of whom are appointed by the Manager. Warren G. Lichtenstein, the Executive Chairman of our Manager, serves as the Chairman of the Board of Directors.
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

The following table presents the composition of our operating segments, which include the operations of our consolidated subsidiaries, as well as income or loss from equity method investments and other investments.

Diversified Industrial	Energy	Financial Services	Corporate and Other
Handy & Harman Ltd. ("HNH") (1)	Steel Excel Inc. ("Steel Excel")(1)	WebBank (1)	SPH Services, Inc. ("SPH Services") (1)
SL Industries, Inc. ("SLI") (2)	BNS Holding, Inc. ("BNS") (1), (3)		DGT Holdings Corp. ("DGT") (1)
JPS Industries, Inc. ("JPS") (2)			BNS Holdings Liquidating Trust ("BNS Liquidating Trust") (1), (3)
ModusLink Global Solutions, Inc. (2)
CoSine Communications, Inc. ("CoSine")(2)
Fox & Hound Acquisition Corp. ("Fox & Hound") (2)
SPII Liquidating Trust (2)
Other Investments (4)

(1)	Consolidated subsidiary

(2)	Equity method investment

(3)	The operations of BNS are included in the Energy segment through June 30, 2012. The results of the BNS Liquidating Trust are included in the Corporate and Other segment beginning July 1, 2012.

(4)
Other investments classified in the Corporate and Other segment include various investments in available-for-sale securities in the Computer Software and Services, Aerospace/Defense, and Restaurant industries.

Our Businesses - Consolidated Subsidiaries
Handy & Harman Ltd.
SPLP's Ownership Interest
SPLP has an ownership interest of approximately 54.9% as of December 31, 2013 in HNH. (NASDAQ (CM): HNH), formerly known as WHX Corporation, a Delaware corporation. On May 7, 2010, our ownership interest in HNH exceeded 50%, and as a result, HNH became a controlled subsidiary of SPLP and is consolidated from that date. Four of our representatives serve on HNH's eight-member board of directors, one of whom serves as Chairman. Our representatives also serve as the Executive Chairman (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer), Chief Legal Officer and as various Vice Presidents of HNH.
Description of Business
HNH is a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves. Through its wholly-owned subsidiaries, HNH focuses on high margin products and innovative technology and serves customers across a wide range of end markets. HNH sells its products and services through direct sales forces, distributors and manufacturer's representatives. It serves a diverse customer base, including the construction, electronics, telecommunications, transportation, utility, medical, semiconductor, aerospace, aviation, military electronics and food industries. HNH owns Handy & Harman Group Ltd. ("H&H Group"), which owns Handy & Harman ("H&H") and Bairnco Corporation ("Bairnco"). HNH manages its group of businesses on a decentralized basis with operations principally in North America. For the years ended December 31, 2013, 2012 and 2011, HNH generated net sales of $655,224, $579,528 and $579,764, respectively, which comprised 81%, 81% and 93% of SPLP's consolidated revenues, respectively.

HNH Products and Product Mix
Joining Materials

HNH's Joining Materials business primarily fabricates precious metals and their alloys into brazing alloys. Brazing alloys are used to join similar and dissimilar metals, as well as specialty metals and some ceramics, with strong, hermetic joints. The Joining Materials business offers these metal joining products in a wide variety of alloys, including gold, silver, palladium, copper, nickel, aluminum and tin. These brazing alloys are fabricated into a variety of engineered forms and are used in many industries, including electrical, appliance, transportation, construction and general industrial, where dissimilar material and metal joining applications are required. Operating income from precious metal products is principally derived from the "value added" of processing and fabricating and not from the purchase and resale of precious metals. The Joining Materials business enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts. HNH believes that the business unit that comprises the Joining Materials business is the North American market leader in many of the markets that it serves.
Tubing
HNH's Tubing business manufactures a wide variety of steel tubing products. HNH believes that its Tubing business manufactures the world's longest continuous seamless stainless steel tubing coils, in excess of 5,000 feet, serving the petrochemical infrastructure and shipbuilding markets. In addition, HNH also believes it is the number one supplier of small diameter (less than 3 mm) coil tubing to industry leading specifications serving the aerospace, defense and semiconductor fabrication markets. This unit also manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the automotive, heating, ventilation and cooling (HVAC), and oil and gas industries. In addition to producing bulk tubing, it produces value added fabrications for several of these industries.
Building Materials
HNH's Building Materials business manufactures and supplies products primarily to the commercial construction and building industries. It manufactures fasteners and fastening systems for the U.S. commercial low slope roofing industry, which are sold to building and roofing material wholesalers, roofing contractors and private label roofing system manufacturers, and a line of engineered specialty fasteners for the building products industry for fastening applications in the remodeling and construction of homes, decking and landscaping. HNH believes that its primary business unit in the Building Materials business is the market leader in fasteners and accessories for commercial low-slope roofing applications and that the majority of the net sales for the segment are for the commercial construction repair and replacement market. The Building Materials business was formerly known as the Engineered Materials business.
Arlon Electronic Materials
HNH's Arlon Electronic Materials business provides high performance materials for the printed circuit board ("PCB") industry and silicone rubber-based insulation materials used in a broad range of industrial, military/aerospace, consumer and commercial markets. It also supplies high technology circuit substrate laminate materials to the PCB industry. Products are marketed principally to original equipment manufacturers, distributors and PCB manufacturers globally. Arlon also manufactures a line of market leading silicone rubber materials used in a broad range of military, consumer, industrial and commercial products.
Kasco Blades and Route Repair Services
HNH's Kasco Blades and Route Repair Services business provides meat-room blade products, repair services and resale products for the meat and deli departments of supermarkets, restaurants, meat and fish processing plants, and for distributors of electrical saws and cutting equipment, principally in North America and Europe. Kasco also provides wood cutting blade products for the pallet manufacturing, pallet recycler and portable saw mill industries in North America.
Business Strategy

HNH's business strategy is to enhance the growth and profitability of the HNH business units and to build upon their strengths through internal growth and strategic acquisitions. HNH expects to continue to focus on high margin products and innovative technology. HNH also will continue to evaluate, from time to time, the sale of certain businesses and assets, as well as strategic and opportunistic acquisitions.
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
Customers
HNH is diversified across industrial markets and customers. HNH sells to customers in the construction, electronics, telecommunications, transportation, utility, medical, semiconductor, aerospace, aviation, military electronics and food industries.
No customer accounted for more than 5% of HNH's consolidated net sales in 2013, 2012 or 2011. HNH's15 largest customers accounted for approximately 26% of consolidated HNH net sales in 2013.
Foreign Revenue
The following table presents HNH revenue for the periods indicated:

	Revenue
	Year Ended December 31,
	2013	2012	2011
U.S.	$590,479	$512,470	$505,583
Foreign (a)	64,745	67,058	74,181
	$655,224	$579,528	$579,764

(a)	Foreign revenue is based on the country in which the legal subsidiary generating the revenue is domiciled.

Raw Materials

Besides precious metals, the raw materials used in the operations of the Joining Materials, Tubing, Building Materials and Kasco operations consist principally of stainless, galvanized and carbon steel, copper, tin, nickel alloys, a variety of high-

performance alloys and various plastic compositions. HNH purchases all such raw materials at open market prices from domestic and foreign suppliers. HNH has not experienced any significant problem in obtaining the necessary quantities of raw materials. Prices and availability, particularly of raw materials purchased from foreign suppliers, are affected by world market conditions and government policies. The raw materials used by HNH in its non-precious metal products are generally readily available from more than one source.

The essential raw materials used in the Arlon business are silicone rubber, fiberglass cloths, non-woven glass mats, pigments, copper foils, various plastic films, special release liners, various solvents, Teflon™ or PTFE dispersion, skive PTFE film, polyimide resin, epoxy resins, other thermoset resins, ceramic fillers, as well as various chemicals. Generally, these materials are each available from several qualified suppliers. There are, however, several raw materials used in products that are purchased from chemical companies that are proprietary in nature. Other raw materials are purchased from a single approved vendor on a "sole source" basis, although alternative sources could be developed in the future if necessary. However, the qualification procedure for new suppliers can take several months or longer and could therefore interrupt production if the primary raw material source became unexpectedly unavailable. Current suppliers are located in the United States, Asia and Europe.

Capital Investments

HNH believes that in order to be and remain competitive, its businesses must continuously strive to improve productivity and product quality, and control and/or reduce manufacturing costs. Accordingly, HNH expects to continue to incur capital investments that reduce overall manufacturing costs, improve the quality of products produced and broaden the array of products offered to the industries HNH serves, as well as replace equipment as necessary to maintain compliance with environmental, health and safety laws and regulations. HNH's capital expenditures for 2013, 2012 and 2011 for continuing operations were $16,200, $20,300 and $12,000, respectively. HNH anticipates funding its capital expenditures in 2013 from funds generated by operations and borrowed funds. HNH anticipates its capital expenditures to be in the range between $18,000 and $23,000 per year for the next several years.

HNH requires significant amounts of electricity and natural gas to operate its facilities and is subject to price changes in these commodities. A shortage of electricity or natural gas, or a government allocation of supplies resulting in a general reduction in supplies, could increase costs of production and could cause some curtailment of production.

Employees

As of December 31, 2013 HNH employed 1,836 employees worldwide. Of these employees, 351 were sales employees, 484 were office employees, 132 were covered by collective bargaining agreements, and 869 were non-union operating employees.

Competition

There are many companies, both domestic and foreign, which manufacture products of the type HNH manufactures. Some of these competitors are larger than HNH and have financial resources greater than it does. Some of these competitors enjoy certain other competitive advantages, including greater name recognition, greater financial, technical, marketing and other resources, a larger installed base of customers and well-established relationships with current and potential customers. Competition is based on quality, technology, service and price, and in some industries, new product introduction. HNH may not be able to compete successfully, and competition may have a negative impact on its business, operating results or financial condition by reducing volume of products sold and/or selling prices, and accordingly reducing revenues and profits.

In its served markets, HNH competes against large, as well as smaller-sized private and public companies. This results in intense competition in a number of markets in which it operates. Significant competition could in turn lead to lower prices, lower levels of shipments and/or higher costs in some markets that could have a negative effect on results of operations.

Sales Channels

HNH distributes products to customers through its sales personnel, outside sales representatives and distributors in North and South America, Europe, Australia, Asia and several other international markets.

Patents and Trademarks

HNH owns patents and registered trademarks under which certain of its products are sold. In addition, HNH owns a number of U.S. and foreign mechanical patents related to certain of its products, as well as a number of design patents. HNH does not believe that the loss of any or all of these patents or trademarks would have a material adverse effect on its businesses. HNH's patents have remaining durations ranging from less-than-one year to 18 years, with expiration dates occurring in 2014 through 2032.

Environmental Regulation

HNH is subject to laws and regulations relating to the protection of the environment. HNH does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2014. HNH believes it is in compliance with all orders and decrees it has consented to with environmental regulatory agencies. Please see "Item 1A - Risk Factors," "Item 3 - Legal Proceedings" and Note 21 - "Commitments and Contingencies" to the SPLP consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data."

Steel Excel Inc.

Our Ownership Interest
We have an ownership interest of approximately 55.1% as of December 31, 2013 in Steel Excel, a Delaware corporation formerly known as ADPT Corporation (OTC: SXCL.PK). On May 31, 2012, our ownership percentage exceeded 50%, and Steel Excel became a majority-owned subsidiary and is consolidated from that date forward (see Note 3 - "Acquisitions" to the SPLP financial statements located elsewhere in this Form 10-K). Three of our representatives serve on Steel Excel's six-member board of directors, one of whom serves as Chairman and another of whom serves as the Chief Executive Officer. Our representatives also serve as Chief Financial Officer and General Counsel. Steel Excel is part of our Energy segment. Energy segment revenues totaled $120,029, $92,834 and $32,984 for the years ended December 31, 2013, 2012 and 2011, respectively, which comprised 15%, 13% and 5% of SPLP's consolidated revenues, respectively.
Description of Business
Through its wholly-owned subsidiary Steel Energy Ltd. ("Steel Energy"), Steel Excel’s Energy business provides drilling and production services to the oil and gas industry. Through its wholly-owned subsidiary Steel Sports Inc., Steel Excel’s Sports business provides event-based sports services and other health-related services. The Company also continues to identify business acquisition opportunities in other unrelated industries.

Sales
Steel Excel relies primarily on its local operations to sell and market its services. Because they have conducted business together over several years, the members of its local operations have established strong working relationships with certain of their clients. These strong client relationships provide a better understanding of region-specific issues and enable Steel Excel to better address customer needs. Steel Excel has two customers, that make up 10% or more of its net revenues, and its top 15 customers made up 81% and 89% of its net revenues for the year ended December 31, 2013 and during the seven month period owned by SPLP in 2012, respectively.

Government Regulation
Steel Excel's businesses are subject to multiple federal, state, and local laws and regulations pertaining to worker safety, the handling of hazardous materials, transportation standards, and the environment. Among the various environmental laws Steel Excel is subject to, the Clean Water Act established the basic structure for regulating discharges of pollutants into the waters of the United States and quality standards for surface waters. Steel Excel's businesses could be required to obtain permits for the discharge of wastewater or stormwater. In addition, the Oil Pollution Act of 1990 imposed a multitude of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills in the waters of the United States. These and comparable state laws provide for administrative, civil, and criminal penalties for unauthorized discharges and impose stringent requirements for spill prevention and response planning, as well as considerable potential liability for the costs of removal and damages in connection with unauthorized discharges.

The Comprehensive Environmental Response, Compensation and Liability Act, as amended, and comparable state laws (“CERCLA” or “Superfund”) impose liability without regard to fault or the legality of the original conduct on certain defined parties, including current and prior owners or operators of a site where a release of hazardous substances occurred and entities that disposed or arranged for the disposition of the hazardous substances found at the site. Under CERCLA, these parties may be subject to joint and several liability for the costs of cleaning up the hazardous substances that were released into the environment and for damages to natural resources. Further, claims may be filed for personal injury and property damages allegedly caused by the release of hazardous substances and other pollutants. We may encounter materials that are considered hazardous substances in the course of our operations. As a result, Steel Excel may incur CERCLA liability for cleanup costs and be subject to related third-party claims. Steel Excel also may be subject to the requirements of the Resource Conservation and Recovery Act, as amended, and comparable state statutes (“RCRA”) related to solid wastes. Under CERCLA or RCRA, Steel Excel could be required to clean up contaminated property (including contaminated groundwater) or to perform remedial activities to prevent future contamination.

Steel Excel's businesses are also subject to the Clean Air Act, as amended, and comparable state laws and regulations that restrict the emission of air pollutants and impose various monitoring and reporting requirements. These laws and regulations may require Steel Excel to obtain approvals or permits for construction, modification, or operation of certain projects or facilities and may require use of emission controls. Various scientific studies suggest that emissions of greenhouse gases, including, among others, carbon dioxide and methane, contribute to global warming. While it is not possible to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact Steel Excel's business, any new restrictions on emissions that are imposed could result in increased compliance costs for, or additional operating restrictions on, its customers and, which could have an adverse effect on its business.

Steel Excel is also subject to the Occupational Safety and Health Act, as amended, (“OSHA”) and comparable state laws that regulate the protection of employee health and safety. OSHA’s hazard communication standard requires that information about hazardous materials used or produced in its operations be maintained and provided to employees and state and local government authorities. Steel Excel believes they are in substantial compliance with OSHA and comparable state law requirements, including general industry standards, recordkeeping requirements, and monitoring of occupational exposure to regulated substances.

Steel Excel cannot predict the level of enforcement or the interpretation of existing laws and regulations by enforcement agencies in the future, or the substance of future court rulings or permitting requirements. In addition, Steel Excel cannot predict what additional laws and regulations may be put in place in the future, or the effect of those laws and regulations on its business and financial condition. Steel Excel believes it is in substantial compliance with applicable environmental laws and regulations. While Steel Excel does not believe that the cost of compliance is material to our business or financial condition, it is possible that substantial costs for compliance or penalties for non-compliance may be incurred in the future.

Competition
Steel Excel's business operates in a highly competitive industry that is influenced by price, capacity, reputation, and experience. With oil and natural gas prices and drilling activities at high levels, service companies are ordering new equipment to expand their capacity as they are seeing increased demand for their services and attractive returns on investment. To be successful, Steel Excel must provide services that meet the specific needs of oil and gas exploration and production companies at competitive prices. In addition, we need to maintain a safe work environment and a well-trained work force to remain competitive.

Steel Excel's energy services are affected by seasonal factors, such as inclement weather, fewer daylight hours, and holidays during the winter months. Heavy snow, ice, wind, or rain can make it difficult to operate and to move equipment between work sites, which can reduce its ability to provide services and generate revenues. These seasonal factors affect Steel Excel's competitors as well. Demand for services in the industry as a whole fluctuates with the supply and demand for oil and natural gas. In general, the need for Steel Excel's services increases when demand exceeds supply. The oil and gas exploration and production companies attempt to take advantage of a higher-priced environment when demand exceeds supply, which leads to an increased need for Steel Excel's services. Conversely, as supply equals or exceeds demand, the oil and gas exploration and production companies will cut back on their production resulting in a decline in their well servicing needs.

The market for the Steel Excel's Sports business’ baseball facility services and soccer camps and leagues is very fragmented, and its competitors are primarily small local or regional operations. The market for its strength and conditioning services is fragmented, and its competitors vary from large national providers of such services to local providers of comparable or other niche services. The baseball facility services and soccer camps and leagues are affected by seasonal factors, with business volume declining from late autumn through early spring as a result of colder temperatures and fewer daylight hours. In addition, inclement weather during peak seasons can have an adverse effect on the business since fields may not be available to reschedule any cancelled events. In 2013, Steel Excel completed the construction of an indoor baseball facility to enable it to provide year-round baseball services to partially mitigate the revenue declines experienced in non-peak months and during periods of inclement weather.

Employees
As of December 31, 2013, Steel Excel had 819 employees, of which 763 were full-time employees and 56 were part-time employees. All of Steel Excel's employees are located in the United States. Steel Excel also hires additional full-time and part-time employees during peak seasonal periods. None of Steel Excel's employees are covered by collective bargaining agreements. Steel Excel considers its employee relations to be satisfactory.

WebBank

Our Ownership Interest
SPLP's wholly owned subsidiary, WebFinancial Holding Corporation, conducts financial operations through its wholly-owned subsidiary, WebBank (“WebBank”). WebBank is part of our Financial Services segment. For the years ended December 31, 2013, 2012 and 2011 the Financial Services segment had revenues of $28,185, $21,155 and $14,921, respectively, which comprised 4%, 3% and 2% of SPLP's consolidated revenues, respectively.
Description of Business
WebBank is a Utah chartered industrial bank subject to comprehensive regulation, examination, and supervision of the Federal Deposit Insurance Corporation (“FDIC”) and the State of Utah Department of Financial Institutions (“UDFI”). WebBank is not considered a “bank” for Bank Holding Company Act purposes and, as such, SPLP is not regulated as a bank holding company. WebBank, whose deposits are insured by the FDIC, generates commercial and consumer loans.
WebBank continues to evaluate its different business lines and consider various alternatives to maximize the aggregate value of its businesses and increase value, including seeking acquisitions and/or merger transactions, as well as product line extensions, additions and/or divestitures.
Sales
WebBank generates revenue through a combination of interest income and non-interest income. Interest income is primarily derived from interest and origination fees earned on loans and investments. Non-interest income is primarily derived from minimum activity fee income on contractual lending arrangements, premiums on the sale of loans, and loan servicing fees. For the years ended December 31, 2013, 2012 and 2011, two contractual lending programs accounted for 46%, 56% and 58%, respectively, of WebBank's total revenue.
Government Regulation
WebBank is subject to regulatory capital requirements administered by the FDIC. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WebBank must meet specific capital guidelines that involve quantitative measures of WebBank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. WebBank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material adverse effect on WebBank’s financial statements. In addition, federal banking laws and regulations generally would prohibit WebBank from making any capital distribution (including payment of a dividend) if WebBank would be under-capitalized thereafter. Undercapitalized depository institutions are subject to growth limitations and must submit a capital restoration plan, which must be guaranteed by the institution’s holding company. In addition, an undercapitalized institution is subject to increased monitoring and greater regulatory approval requirements.
Currently, WebBank meets or exceeds all applicable regulatory capital requirements.
Competition
WebBank competes with a broad range of banks across its various lines of business.

Employees
As of December 31, 2013, WebBank had 34 employees.
BNS Liquidating Trust
Our Ownership Interest
We have an ownership interest of approximately 84.9% as of December 31, 2013 in BNS Liquidating Trust (previously BNS Holding, Inc.). In June 2012, BNS, in accordance with its shareholder approval plan, distributed its assets and commenced its liquidation. See "Description of Business" section below for additional details.
Description of Business
BNS was a holding company whose operations ceased as of June 1, 2012 due to the sale of Sun Well Service, Inc. ("Sun Well") to Steel Excel on May 31, 2012 (see Note 3 - "Acquisitions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K). BNS' results include the operations of Sun Well (originally acquired by BNS on February 2, 2011) through the date of sale to Steel Excel. On June 18, 2012, BNS completed a distribution to its shareholders, pursuant to shareholder approval, and distributed cash of approximately $10,300 to its minority shareholders and 2,027,500 shares of Steel Excel common stock to its majority shareholder, but no further distributions are anticipated. In June 2012, BNS formed a liquidating trust, the BNS Liquidating Trust, assigned its assets and liabilities to the Trust and initiated its dissolution. The Trust is owned by the BNS former shareholders in the same proportion as their former ownership in BNS.
Employees
The BNS had no employees as of December 31, 2013.
DGT Holdings Corp.
Our Ownership Interest
We have an ownership interest of approximately 76.6% as of December 31, 2013 in DGT (OTC: DGTC.OB), a New York corporation. On July 5, 2011, our ownership interest in DGT exceeded 50%, and as a result, DGT became a controlled subsidiary of SPLP and is consolidated from that date. Two of our representatives serve on DGT's five-member board of directors, one of which serves as DGT's President, Chief Executive Officer and Chief Financial Officer, and one is Chairman.
Description of Business
DGT's operations currently consist of a real estate business from rental buildings retained from the sale of its Power Conversion business on August 16, 2012 and the sale of its Medical Systems Group on November 3, 2011 (for additional information, see Note 4 - "Discontinued Operations" to the SPLP financial statements found elsewhere in this Form 10-K). Continuing operations consist of the real estate business, investments, and general and administrative expenses.

Employees
As of December 31, 2013, DGT had no employees.
SPH Services, Inc.
Our Ownership Interest
SPH Services, Inc. (“SPH Services”) is our wholly-owned subsidiary. Three of our representatives serve as members, including Chairman, of the board of directors of SPH Services. These representatives also serve as SPH Services' Chief Executive Officer, President, Secretary, Chief Financial Officer and Treasurer.
Description of Business

SPH Services which commenced operations on January 1, 2012. It was created to consolidate the executive and corporate functions of SPLP and certain of our affiliates, including SP Corporate and Steel Partners LLC, to provide legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and similar services, to other affiliated companies. In connection with the formation of SPH Services, we acquired SP Corporate and Steel Partners LLC, our former manager, as well as certain assets from HNH.
SP Corporate has management services agreements with HNH, Steel Excel, WebBank, BNS, DGT and other related companies. Services provided to SPLP and its consolidated subsidiaries for the twelve months ended December 31, 2013 and 2012 are eliminated in consolidation. For additional information on these service agreements see Note 13 - "Related Party Transactions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.
By consolidating corporate overhead and back office functions, SPLP believes it will achieve cost savings over time for its affiliated companies while delivering more efficient and effective services.  As a result of the synergies associated with SP Corporate's specialization and capabilities across a broad range of corporate and executive functions that are provided to SPLP and other companies, SP Corporate believes that it will be able to create high value business partnerships by delivering higher quality services and more efficient transaction processing which will result in significant cost savings that can be achieved through standardization, clear processes and procedures, the elimination of non-value adding activities and economies of scale.
Employees
As of December 31, 2013, SPH Services had 56 employees.
Our Business - Equity Method Investments
Associated Companies
Associated companies are investments in operating companies in which we own between 20% and 50% of the outstanding equity and have the ability to exercise significant influence, but not control, over the investee. As such, the investments in these operating companies are accounted for under the equity method of accounting (see Note 2 - "Summary of Significant Accounting Policies" - to the SPLP financial statements found elsewhere in this Form 10-K). The investments in associated companies are classified as Long-term investments in the Consolidated Balance Sheets (see Note 5 - "Investments" to the SPLP financial statements found elsewhere in this Form 10-K).
Accounted for at fair value, as of December 31, 2013:
SL Industries, Inc.
We have an ownership interest of approximately 24.1% as of December 31, 2013 in SLI (AMEX:SLI), a New Jersey corporation. SLI designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic and specialized communication equipment. SLI's products are used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, telecom, transportation, utility, rail and highway equipment applications. Two of our representatives serve on SLI's five-member board of directors, one of whom serves as Chairman.
JPS Industries, Inc.
We have an ownership interest of approximately 39.3% as of December 31, 2013 in JPS (OTC: JPST.PK), a Delaware corporation. JPS is a major U.S. manufacturer of extruded urethanes, ethylene vinyl acetates and mechanically formed glass and aramid substrate materials for specialty applications in a wide expanse of markets requiring highly engineered components. JPS’s products are used in a wide range of applications including: printed electronic circuit boards; advanced composite materials; civilian and military aerospace components; filtration and insulation products; specialty commercial construction substrates; high performance glass laminates for security and transportation applications; photovoltaic solar modules; paint protection films; plasma display screens; medical, automotive and industrial components; and soft body armor for civilian and military applications.
During the second quarter of 2013, JPS stockholders elected 2 members of SPLP's management team to their board to serve 1-year terms, one of which will serve as chairman. As a result of the foregoing events, the investment in JPS, which was previously classified as an available-for-sale security in 2012, was reclassified to an associated company as of June 30, 2013.

SPLP elected the fair value option to account for JPS in order to more appropriately reflect the value of JPS in its financial statements and records any unrealized gains and losses in earnings.
ModusLink Global Solutions, Inc.
We have an ownership interest of approximately 27.1% as of December 31, 2013 in MLNK (NASDAQ: MLNK), a Delaware corporation. MLNK provides supply chain and logistics services to companies in consumer electronics, communications, computing, medical devices, software, luxury goods and retail. In March 2013, pursuant to an agreement between the Company and MLNK, SPLP purchased 7,500,000 shares of MLNK common stock for $4.00 per share. This investment, plus the 6,481,185 MLNK shares already owned by the Company and its subsidiaries, gave the Company a 27.1% ownership interest in MLNK common stock. Accordingly the investment, which was previously classified as an available-for-sale security, was reclassified to an associated company as of March 12, 2013. Two members of SPLP's management team serve on the five-member MLNK board of directors, one of whom serves as chairman.
Fox & Hound Restaurant Group
We have an indirect ownership interest of approximately 50.0% as of December 31, 2013 in Fox & Hound Restaurant Group, a Delaware corporation (“Fox & Hound”). Fox & Hound is a privately held owner and operator of a chain of approximately 130 company-owned and 14 franchised social destination casual dining and entertainment-based restaurants in 32 states. Two of our representatives serve on Fox & Hound's four-member board of directors. During the third quarter of 2013, due to the current and projected operating performance of Fox & Hound, the Company wrote its investment down to zero. On December 15, 2013, Fox & Hound filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. The Bankruptcy Court has approved a plan to sell the assets of Fox & Hound. The sale is expected to close on or about March 12, 2014. It is not expected that the Company will receive a distribution at the conclusion of the chapter 11 process.

Other

The Company has an investment in a Japanese real estate partnership. In the second quarter of 2013, the Company reclassified this investment to an associated company.

Accounted for under the traditional equity method as of December 31, 2013:
CoSine Communications, Inc.
We have an ownership interest of approximately 48.6% as of December 31, 2013 in CoSine (OTC: COSN.PK), a Delaware corporation. Two of our representatives serve on CoSine's four-member board of directors, one of whom serves as the Chief Executive Officer and Chief Financial Officer. CoSine is currently in the business of seeking to acquire one or more business operations.
Other

In the first quarter of 2013, Steel Excel made an investment in a fitness equipment company. The investment was a 40% membership interest for a cash price of $4,000. In the third quarter of 2013, Steel Excel made an investment of approximately $5,200 for a 44.7% voting interest in iGo, Inc. ("iGo"), a mobile device accessories provider company.

SP II Liquidating Trust

The Company's investment in each series of the SPII Liquidating Trust is accounted for at fair value under the equity method (see Note 2 - "Summary of Significant Accounting Policies" and Note 13 - “Related Party Transactions” to the SPLP financial statements found elsewhere in this Form 10-K). The purpose of the SPII Liquidating Trust is to effect the orderly liquidation of certain assets previously held by SPII. SPLP's financial position, financial performance and cash flows will be affected to the extent SPII Liquidating Trust's results in realized or unrealized gains (losses) and by distributions it makes in each reporting period. These investments are classified as Long-term investments in the Consolidated Balance Sheets and the gains (losses) are recorded in Loss from other investments - related party in the Consolidated Statements of Operations (see Note 5 - "Investments" to the SPLP financial statements found elsewhere in this Form 10-K).

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
Our revenue, net income and cash flow are highly variable. We may experience fluctuations in our results from quarter to quarter due to a number of factors, including changes in the values of our various operations, changes in our operating expenses, changes in asset values, changes in the competitive environment, and general economic and market conditions. Such fluctuations may lead to volatility in the trading price of the common units and cause our results for a particular period not to be indicative of our future performance. It may be difficult for us to achieve steady growth in net income and cash flow on a quarterly basis, which could lead to volatility in the price of our common units.
As our revenue, net income and cash flow are highly variable from period to period, we do not expect to provide any guidance. The lack of guidance may affect the expectations of analysts and could cause increased volatility in the price of the common units. Many of our operating companies are small cap and micro cap companies that are thinly traded and may trade at prices that do not reflect their intrinsic value. Such prices may affect the price at which our common units trade. In addition, some of our holdings are private companies for which there is no trading market.
The unitholders have limited recourse to maintain actions against the General Partner, the Board of Directors, our officers and the Manager.
The Limited Partnership Agreement of SPLP, or the “Partnership Agreement,” contains broad indemnification and exculpation provisions that limit the right of a unitholder to maintain an action against the General Partner, the Board of Directors, our officers and the Manager, or to recover losses or costs incurred by us as a result of their actions or failures to act.
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
The boards of directors and officers of our respective businesses, including directors and officers associated with our Manager and SPH Services, have fiduciary duties to their shareholders. As a result, they may make decisions that are in the best interests of their shareholders generally but which are not necessarily in the best interest of our unitholders. In dealings with us, the directors and officers of our businesses may have conflicts of interest and decisions may have to be made without their participation. Such decisions may be different from the decisions we would make and may not be in the best interests of our common unitholders, which may have an adverse effect on our business and results of operations.
There are certain interlocking relationships among us and certain affiliates of Warren G. Lichtenstein, our Executive Chairman, which may present potential conflicts of interest.
Warren G. Lichtenstein, our Executive Chairman and a substantial unitholder, is the Chief Executive Officer of our Manager. As of December 31, 2013 Mr. Lichtenstein directly owned approximately 5% of our outstanding common units. In addition, affiliates of our Manager beneficially own approximately 26% of our outstanding units, although Mr. Lichtenstein disclaims beneficial ownership of any common units not directly held by him. We have entered into transactions and/or agreements with these entities. There can be no assurance that such entities will not have interests in conflict with our own.
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
Investment companies are subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. An entity may generally be deemed to be an investment company for purposes of the Investment Company Act if (a) it is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities; or (b) absent an applicable exemption, it owns investment securities having a value exceeding 40% of certain assets (the “40% Test”). As a result of the Exchange Transaction, on July 14, 2009, we could no longer definitively conclude that we passed the 40% Test or were able to rely on any exception from the definition of an investment company.
The Company has taken actions, including liquidating certain of our assets and acquiring additional interests in existing or new subsidiaries or controlled companies, to comply with the 40% Test, or a relevant exception. Also, since the Company operates as a diversified holding company engaged in a variety of operating businesses, we do not believe we are primarily engaged in an investment company type business, nor do we propose to primarily engage in such a business. Our intent to operate as a diversified holding company, and comply with the 40% test, may limit our ability to make certain investments, compel us to divest certain holdings, or to take or forego certain actions that could otherwise be beneficial to us.
If we were deemed to be an investment company under the Investment Company Act, we may need to further adjust our business strategy and assets, including divesting certain desirable assets immediately to fall outside of the definition or within an exemption, to register as an investment company (and subject to the aforementioned restrictions and requirements) or to cease operations.
Risks Related to Our Business
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
The success of each of our businesses depends in part on its, or licenses to use others', brand names, proprietary technology and manufacturing techniques. These businesses rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and contractual provisions to protect their intellectual property rights. The steps they have taken to protect their intellectual property rights may not prevent third parties from using their intellectual property without their authorization or independently developing intellectual property that is similar. In addition, the laws of foreign countries may not protect our businesses' intellectual property rights effectively. Stopping unauthorized use of proprietary information and intellectual property, and defending claims of unauthorized use of others' proprietary information or intellectual property, may be difficult, time-consuming and costly and could subject our businesses to significant liability for damages and invalidate their property rights. Such unauthorized use could reduce or eliminate any competitive advantage our businesses have developed, cause them to lose sales or otherwise harm their business.
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

The Company relies on information technology systems to both manage its daily operations and to secure its intellectual property. A failure in or breach of operational or informational security systems or infrastructure, or those of our third party vendors and other service providers, as a result of information system failures or cyber attack, could disrupt business, result in the disclosure or misuse of confidential or proprietary information, including customer and vendor lists, damage our reputation and investor confidence, increase security and remediation costs and cause losses, including potential lawsuits, all of which could have a material adverse effect on our businesses, financial condition and results of operations.

We do not have long-term contracts with all of our customers and clients, the loss of which could materially adversely affect our financial condition, business and results of operations.

Our businesses are based primarily upon individual orders and sales with our customers and clients and not long-term supply contracts. As such, our customers and clients could cease using services or buying products at any time and for any reason and we will have no recourse in the event a customer or client no longer wants to use our businesses' services or purchase products from us. If a significant number of our customers or clients elect not to use such services or purchase products, it could materially adversely affect our financial condition, business and results of operations. Some of our businesses also have significant exposure to certain key customers, the loss of which could negatively impact our financial condition, business and results of operations.
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

HNH's ongoing operating cash flow requirements include arranging for the funding of the minimum requirements of the WHX Corporation Pension Plan ("WHX Pension Plan"). The performance of the financial markets and interest rates impact defined benefit pension plan expense and funding obligations. Significant changes in market interest rates, decreases in the fair value of plan assets, investment losses on plan assets and changes in discount rates may increase funding obligations and adversely impact our financial statements. Required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. See Liquidity and Capital Resources section of this Form 10-K for additional information.

WebBank operates in a highly regulated environment. Recent and ongoing legislative and regulatory actions may significantly affect our liquidity or financial condition.
     On July 21, 2010, President Barack Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act is intended primarily to overhaul the financial regulatory framework following the global financial crisis and impacts all financial institutions, including WebBank. The Dodd-Frank Act, among other things, established the Bureau of Consumer Financial Protection and Financial Stability Oversight Council, consolidated certain federal bank regulators and imposed increased corporate governance and executive compensation requirements. While many of the provisions in the Dodd-Frank Act are aimed at financial institutions significantly larger than ours, the amount and complexity of regulations has increased our regulatory compliance burden and therefore has increased the Bank’s regulatory risk.

The Dodd-Frank Act also required the Government Accountability Officer (“GAO”) to conduct a study, within 18 months of the enactment, of the various exemptions in the Bank Holding Company Act for certain types of depository institutions, including industrial banks such as WebBank. SPLP relies on this exemption to avoid regulation as a bank holding company. The GAO completed its study in January, 2012. It is not clear, what impact, if any, the GAO study would have on the continued availability of this exemption.
In addition, the Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act, the so-called “Volcker Rule,” which generally restricts certain banking entities (including affiliates of depository institutions) from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Volcker Rule became effective July 21, 2012.  The implementing regulations for the Volcker Rule were finalized by various regulatory agencies on December 10, 2013, although the Federal Reserve extended the conformance period until July 21, 2015. Under the regulations, we (and our affiliates) are restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless our activities qualify for specified exemption under the rule or satisfy certain requirements under the rule. While we are a banking entity under the Volcker Rule, we do not expect the Volcker Rule to have a material impact on our business
 Furthermore, under the Dodd-Frank Act, all companies that directly or indirectly control an FDIC-insured bank are required to serve as a source of financial strength for such institution. As a result, SPLP could be called upon by the FDIC to infuse additional capital into WebBank to the extent that WebBank fails to satisfy its capital requirements, even if doing so may adversely affect SPLP’s ability to meet its other obligations. Currently, WebBank meets or exceeds all such requirements.
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
We operate in a variety of competitive industries and market sectors. Many of our competitors and the competitors of our businesses are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds than we or our businesses do and access to financing sources that may not be available to us or our businesses. In addition, some of our competitors and the competitors of our businesses may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of business opportunities than we or our businesses can.

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
Our Manager receives an annual Management Fee at a rate of 1.5% of total partner's capital, payable on the first day of each quarter, subject to quarterly adjustment. Our Manager is entitled to receive a Management Fee regardless of our net income. In addition, our Manager was granted certain incentive units which may be classified into Class C common units of SPLP. The Manager may consider entering into or recommending riskier transactions that represent a potential higher reward in order for the Manager's units to be profitable. Any such riskier investment decisions or recommendations, if unsuccessful, could result in losses to us and a decline in the value of the common units.
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
Our unitholders may be subject to U.S. federal, state and other income tax on their share of our taxable income, regardless of whether they receive any cash distributions from us.
It is anticipated that we will be treated, for U.S. federal income tax purposes, as a partnership and not a publicly traded partnership taxable as a corporation. Our unitholders will be subject to U.S. federal, state, local and possibly, in some cases, foreign income tax on their allocable share of our taxable income, whether or not they receive cash distributions from us. We do not anticipate making any cash distributions or paying any cash dividends. Accordingly, our unitholders may be required to make tax payments in connection with their ownership of common units that significantly exceed their cash distributions in any given year.
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
If the Qualifying Income Exception is not available to us, then we will be treated as a corporation instead of a partnership. In that event, the deemed incorporation of SPLP should be tax-free, unless the corporation is an investment company for tax purposes and the partners are treated as diversifying their interests. If we were taxed as a corporation, (i) our net income would be taxed at corporate income tax rates, thereby substantially reducing our profitability, (ii) our unitholders would not be allowed to deduct their share of losses of SPLP and (iii) distributions to our unitholders, other than liquidating distributions, would constitute dividends to the extent of our current or accumulated earnings and profits, and would be taxable as such.
Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available.
The U.S. federal income tax treatment of our unitholders depends in some instances on interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our Partnership Agreement permits our General Partner to modify it from time to time, including the allocation of items of income, gain, loss and deduction (including unrealized gain and unrealized loss to the extent allowable under U.S. federal income tax law), without the consent of our unitholders, to address certain changes in U.S. federal income tax regulations, legislation or interpretation or to preserve the uniformity of our common units. In some circumstances, such revisions could have a material adverse impact on some or all unitholders. In addition, we formed a subsidiary partnership, to which we contributed certain of our assets ("the “Subsidiary Partnership”). To preserve the uniformity of common units, we (but not the Subsidiary Partnership) will make an election permitted under Section 754 and we will adopt the remedial allocation method under Section 704(c) with respect to items of income, gain, loss and deduction attributable to assets contributed to us (which we will contribute to the Subsidiary Partnership), to account for any difference between the tax basis and fair market value of such assets at the time of contribution, or attributable to the “book-up” or “book-down” of our assets prior to their contribution to the Subsidiary Partnership, or while they were held by the Subsidiary Partnership, to account for the difference between the tax basis and fair market value of such assets at the time of a mark-to-market event. We intend generally to make allocations under Section 704(c) to our unitholders in accordance with their respective percentage interests. However, built-in gain or built-in loss in existence and allocable to the assets we contributed to the Subsidiary Partnership, when recognized, will be allocated to our unitholders as of the contribution date. We intend to prepare our tax returns on the basis that buyers of common units from such unitholders will not inherit such unitholders' built-in gains or built-in losses as of that date as a result of the election under Section 754. However, it is not clear whether this position will be upheld if challenged by the IRS. While we believe it represents the right result, there is no law directly on point.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

All dollars used in this discussion are in thousands.
HNH
As of December 31, 2013, HNH had 23 active operating plants in the United States, Canada, China, United Kingdom, Germany, France, Poland and Mexico, with a total area of approximately 1,558,653 square feet, including warehouse, office, sales, service and laboratory space. HNH also owns or leases sales, service, office and warehouse facilities at 8 other locations in the United States, which have a total area of approximately 249,158 square feet, and owns or leases 5 non-operating locations with a total area of approximately 321,150 square feet. Manufacturing facilities are located in: Camden and Bear, Delaware; Evansville, Indiana; Agawam, Massachusetts; Middlesex, New Jersey; Arden, North Carolina; Rancho Cucamonga, California; St. Louis, Missouri; Cudahy, Wisconsin; Itasca, Illinois; Warwick, Rhode Island; Toronto and Montreal, Canada; Matamoros, Mexico; Gwent, Wales, United Kingdom; Pansdorf, Germany; Riberac, France; Gliwice, Poland; and Suzhou, People's Republic of China. All plants are owned except for the Middlesex, Arden, Rancho Cucamonga, Montreal, Gliwice and two of the Suzhou plants, which are leased.
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
Steel Excel
Steel Excel's Energy business owns four buildings in Williston, ND, including one that serves as its headquarters and operations hub in the Bakken basin along with separate buildings with office and shop space. The Energy business also leases shop space in Colorado to support the local operation under an arrangement that expires in 2014. The Energy business also leases shop space and office space under month-to-month arrangements on an as needed basis and owns and leases housing for temporary living arrangements for certain of its employees.

Steel Excel's Sports business has a lease for office space in Hermosa Beach, CA, that expires in November, 2014, which serves as its headquarters. Steel Excel's Sports business has a lease for approximately 27.9 acres of land in Yaphank, NY, for its baseball services operation that expires in December 2016. Under this lease Steel Excel has two extension options and a right of first refusal to purchase the parcel. The Sports business also has a lease for 2,300 square feet for its CrossFit® facility in Hermosa Beach, CA, that expires in July 2015 and a lease for 9,940 square feet for its CrossFit® facility in Torrance, CA, that expires in March 2023. Steel Excel believes that its facilities are adequate to meet its needs.

BNS
As of December 31, 2013, BNS did not own or lease any properties.
DGT
As discussed elsewhere in this Form 10-K, on August 16, 2012 DGT completed the sale of its RFI Corporation ("RFI") subsidiary. DGT continues to own 55,000 square feet of manufacturing and office property in Bay Shore, New York, which is currently held for sale. In addition, as discussed elsewhere in this Form 10-K, on November 3, 2011 DGT completed the sale of Villa Sistemi Medicali S.p.A. ("Villa"), its former Italian subsidiary. DGT continues to own 67,000 square feet of design and manufacturing space in Milan, Italy and currently leases the building to the buyer of Villa.
WebBank
As of December 31, 2013, WebBank leases 8,000 square feet of office space headquartered in Salt Lake City, Utah. The term of the lease expires in March 2017. WebBank also leases office space in New Jersey through March 2014. WebBank believes that these facilities are adequate for its current needs and that suitable additional space will be available as required.
SPH Services
As of December 31, 2013, SPH Services leases 20,764 square feet of office space headquartered in New York City, New York. The term of the lease expires in June 2015. SPH Services also leases office space in Los Gatos, California through March 2014, which is renewable each year.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2013, we had 31,129,065 common units issued and outstanding. Beginning on April 10, 2012, our common units, no par value, are quoted on the NYSE under the symbol “SPLP”.  The following table sets forth the information on the high and low sales prices of our common units during 2013 and 2012.

Fiscal year ending December 31, 2013	High	Low
First Quarter	$13.62	$11.51
Second Quarter	$13.77	$12.90
Third Quarter	$15.47	$13.80
Fourth Quarter	$17.59	$14.88
Fiscal year ending December 31, 2012	High	Low
First Quarter (a)	$12.85	$11.69
Second Quarter	$13.50	$10.67
Third Quarter	$11.59	$10.15
Fourth Quarter	$12.50	$11.15
 (a) Our common units were quoted on the over-the-counter market on the Pink Sheets until April 10, 2012.

Holders

As of December 31, 2013, there were approximately 159 unitholders of record.

Distributions

In connection with the Exchange Transaction, we agreed to distribute to the holders of our common units the Target Distribution, subject to certain limitations, during the period from July 16, 2009 to the Final Distribution Date.  On April 6, 2011, we distributed to our unitholders of record as of March 25, 2011, approximately $29,868 (net of approximately $3,229 to treasury units), or $1.18 per common unit, representing the final required distribution in full satisfaction of the Target Distribution.

We may, at our option, make further distributions to the unitholders although we currently have no plan to make any distributions in excess of the Target Distribution.

Unit Performance Graph

The following graph compares the cumulative total return provided to unitholders on our common units since the common units began trading on April 19, 2011, relative to the cumulative total returns of the Russell 2000 index, and a customized peer group of seven companies that includes: Blackstone Group L.P., Leucadia National Corporation, Apollo Investment Corporation, Compass Diversified Holdings LLC, Gladstone Capital Corporation, Knights Capital Group, Inc. and Main Street Capital Corporation.  An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common units, in the peer group, and the index on April 19, 2011 and its relative performance is tracked through December 31, 2013.  We did not declare or pay any dividends during the comparison period.

	4/19/2011	12/31/2011	12/31/2012	12/31/2013
Steel Partners Holdings L.P.	$100	$74.92	$73.30	$110.16
Russell 2000 Index	$100	$90.96	$105.83	$146.91
Peer Group	$100	$76.44	$82.25	$130.01

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

Issuer Purchases of Equity Securities

On December 24, 2013, the Board of Directors of the general partner of the Company approved the repurchase of up to an aggregate of $5,000 of the Company's common units (the “Repurchase Program”). Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company has entered into a Stock Purchase Plan which will continue through March 26, 2014. The Repurchase Program has no termination date.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 through October 31, 2013	—	—	—	$—
November 1, 2013 through November 30, 2013 (1)	124,938	$16.18	—	—
December 1, 2013 through December 31, 2013 (2)	190,412	$17.41	6,015	4,894
Total	315,350		6,015	$4,894
(1) All units were purchased by DGT, an affiliate of the Company, in open market transactions for its own account.
(2) 184,397 units were purchased by DGT, an affiliate of the Company, in open market transactions for its own account. 6,015 units were purchased by the Company under the aforementioned Repurchase Program.

Item 6. Selected Financial Data

The following table contains our selected historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and the related notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K. The selected financial data as of and for the years ended December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements at those dates and for those periods, contained elsewhere in this Annual Report on Form 10-K. The historical selected financial data as of and for the fiscal year ended December 31, 2010 and as of December 31, 2009 and the periods from January 1, 2009 to July 15, 2009 and July 16, 2009 to December 31, 2009 have been derived from our audited consolidated financial statements at those dates and for those periods, not contained in this Annual Report on Form 10-K.

SPLP entered into the Exchange Transaction pursuant to which SPII became a wholly-owned subsidiary of SPLP on July 15, 2009, subject to no further conditions.  The Exchange Transaction is accounted for as a transaction between entities under common control and as such SPII’s accounts are consolidated with SPLP for all periods presented. The operations of SPLP prior to taking into account the assets acquired as a result of the Exchange Transaction (the “Pre-Exchange Operations”), together with the operations related to the assets acquired as a result of the acquisition of SPII as of July 15, 2009 are accounted for and presented on an operating company basis of accounting, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These operations are presented in the consolidated financial statements as “Diversified Industrial, Energy, Financial Services and Other”.

SPLP accounted for the consolidation of SPII in the consolidated financial statements as “Investment Operations” on the basis of the specialized U.S. GAAP prescribed in Accounting Standards Codification ("ASC") 946, “Financial Services – Investment Companies” through July 15, 2009. After July 15, 2009, the date which SPII became a subsidiary of SPLP, SPLP accounts for the assets it acquired as part of the Exchange Transaction in accordance with its accounting policies as an operating company, and therefore it does not report Investment Operations in its consolidated financial statements after July 15, 2009.

The table below presents discontinued operations as follows:

•
The year ended December 31, 2013 includes the operations of HNH's businesses: Continental Industries ("Continental"), Canfield Metal Coating Corporation ("CMCC") and Indiana Tube de Mexico, S. De R.L. de C.V. ("ITM") through their respective sale dates, as well as one of Steel Excel's sports businesses.

•	The year ended December 31, 2012 includes the aforementioned HNH operations, as well as DGT's RFI subsidiary and DGT's Villa subsidiary through their respective sale dates.

•	The year ended December 31, 2011 includes the aforementioned HNH operations, as well as DGT's RFI and Villa subsidiaries.

•
The year ended December 31, 2010 includes the aforementioned HNH discontinued operations (from May 7, 2010 through December 31, 2010) as well as the gain on sale of BNS' former subsidiary, Collins Industries, Inc. ("Collins"), which was sold on February 18, 2010.

•	The year ended December 2009 includes the operations of Collins.

	Year Ended December 31,				July 16, 2009 to December 31,	January 1, 2009 to July 15,
	2013	2012	2011	2010	2009	2009
STATEMENTS OF OPERATIONS DATA (a)
Revenues:
Diversified Industrial, Energy, Financial Services and Corporate and Other	$805,174	$711,586	$624,184	$371,748	$14,424	$2,225
Investment Operations	—	—	—	—	—	(51,681)
Total revenues	$805,174	$711,586	$624,184	$371,748	$14,424	$(49,456)
Net income (loss) from continuing operations	$44,985	$52,437	$78,651	$16,733	$(4,254)	$(57,527)
(Loss) Income from discontinued operations	(165)	11,328	2,626	29,713	1,177	—
Net income (loss)	44,820	63,765	81,277	46,446	(3,077)	(57,527)
Net income attributable to redeemable partners' capital	—	—	—	—	—	54,064
Less: Net income attributable to non-controlling interests:	(25,360)	(22,747)	(45,808)	(14,699)	(442)	—
Net income (loss) attributable to common unitholders	$19,460	$41,018	$35,469	$31,747	$(3,519)	$(3,463)

Net income (loss) per common unit - basic:
Net income (loss) from continuing operations	$0.63	$1.17	$1.35	$0.65	$(0.16)	$(1.59)
Net income from discontinued operations	0.02	0.21	0.06	0.61	0.02	—
Net income (loss) attributable to common unitholders	$0.65	$1.38	$1.41	$1.26	$(0.14)	$(1.59)
Basic weighted average common units outstanding	29,912,993	29,748,746	25,232,985	25,234,827	25,219,420	2,183,366
Net income (loss) per common unit - diluted:
Net income (loss) from continuing operations	$0.61	$1.17	$0.94	$0.60	$(0.16)	$(1.59)
Net income from discontinued operations	0.02	0.21	0.05	0.56	0.02	—
Net income (loss) attributable to common unitholders	$0.63	$1.38	$0.99	$1.16	$(0.14)	$(1.59)
Diluted weighted average common units outstanding	30,798,113	29,774,527	29,669,582	27,482,804	25,219,420	2,183,366
 (a) Statement of operations data includes the consolidation of the results of acquired entities from their respective acquisition dates: the acquisition of HNH effective May 7, 2010, the acquisition of SWH, Inc. ("SWH") by BNS on February 2, 2011, the acquisition of DGT on July 5, 2011 and the acquisition of Steel Excel on May 31, 2012.

	December 31,
	2013	2012	2011	2010	2009
BALANCE SHEET DATA	(In thousands, except per unit data)
Diversified Industrial, Energy, Financial Services and Corporate and Other:
Cash and cash equivalents	$203,980	$198,027	$127,027	$180,684	$114,247
Marketable securities	178,485	199,128	—	—	—
Long-term investments	295,440	199,865	320,891	235,142	321,163
Total assets	1,521,590	1,378,359	1,129,843	1,091,865	731,903
Long-term debt	223,355	140,065	130,955	91,984	—
SPLP Partners’ capital	616,582	527,344	415,797	405,732	416,913
SPLP Partners’ capital per common unit	$19.81	$17.13	$16.51	$16.07	$16.53

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto that are available elsewhere in this Annual Report on Form 10-K. The following is a discussion and analysis of SPLP's consolidated results of operations for the years ended December 31, 2013, 2012 and 2011. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” in Item 1A. All monetary amounts used in this discussion are in thousands except common units and share amounts.
Overview
Steel Partners Holdings L.P. ("SPLP" or the "Company") is a global diversified holding company that engages in multiple businesses, including diversified industrial products, energy, defense, supply chain management and logistics, banking, food products and services, oilfield services, sports, training, education, and the entertainment and lifestyle industries.
Segment Information

The following table presents the composition of our segments, which include the operations of our consolidated subsidiaries, as well as income or loss from equity method investments and other investments. Our segments are managed separately and offer different products and services.

Diversified Industrial	Energy	Financial Services	Corporate
Handy & Harman Ltd. ("HNH") (1)	Steel Excel Inc. ("Steel Excel")(1)	WebBank (1)	SPH Services, Inc. ("SPH Services") (1)
SL Industries, Inc. ("SLI") (2)	BNS Holding, Inc. ("BNS") (1), (3)		DGT Holdings Corp. ("DGT") (1)
JPS Industries, Inc. ("JPS") (2)			BNS Holdings Liquidating Trust ("BNS Liquidating Trust") (1), (3)
ModusLink Global Solutions, Inc. (2)
CoSine Communications, Inc. ("CoSine")(2)
Fox & Hound Acquisition Corp. ("Fox & Hound") (2)
SPII Liquidating Trust (2)
Other Investments (4)

(1)	Consolidated subsidiary

(2)	Equity method investment

(3)	The operations of BNS are included in the Energy segment through June 30, 2012. The results of the BNS Liquidating Trust are included in the Corporate and Other segment beginning July 1, 2012.

(4)	Other investments classified in Corporate and Other include various investments in available-for-sale securities in the Computer Software and Services, Aerospace/Defense, and Restaurant industries.

RESULTS OF OPERATIONS

The following is a summary of SPLP’s consolidated operating results by segment:

	Year Ended December 31,
	2013	2012	2011
Revenue:
Diversified industrial	$655,224	$579,528	$579,764
Energy	120,029	92,834	32,984
Financial services	28,185	21,155	14,921
Corporate and other	1,736	18,069	(3,485)
Total Revenue	$805,174	$711,586	$624,184
Net income (loss) by segment:
Diversified industrial	$62,278	$39,903	$46,981
Energy	12,641	25,034	6,558
Financial services	17,668	12,913	6,165
Corporate	(37,358)	(8,580)	(46,021)
Net income from continuing operations before income taxes	55,229	69,270	13,683
Income tax provision (benefit)	10,244	16,833	(64,968)
Net income from continuing operations	44,985	52,437	78,651
(Loss) Income from discontinued operations	(165)	11,328	2,626
Net income attributable to noncontrolling interests in consolidated entities	(25,360)	(22,747)	(45,808)
Net income attributable to common unitholders	19,460	41,018	35,469
Other comprehensive income (loss)	59,446	(6,125)	(19,499)
Comprehensive income attributable to common unitholders	$78,906	$34,893	$15,970

Diversified Industrial Segment

Our Diversified Industrial segment consists of the operations of HNH, a diversified holding company that owns a variety of manufacturing operations encompassing joining materials, tubing, engineered materials, electronic materials and cutting replacement products and services businesses. In addition, the segment results include income or loss from equity method investments held by SPLP. The following presents a summary of the Diversified Industrial segment operating results as reported in our consolidated financial statements:

	Year Ended December 31,
	2013	2012	2011
Net Sales	$655,224	$579,528	$579,764
Cost of sales	471,476	410,620	422,679
Gross profit	183,748	168,908	157,085
Selling, general and administrative expenses	131,891	117,549	104,673
Restructuring and impairment charges	—	—	460
Interest expense, net	8,636	14,166	11,926
Derivative activity (income) loss	(1,195)	(1,353)	397
Other expense, net	395	439	1,360
Net income from continuing operations before income taxes	44,021	38,107	38,269
Income (loss) from associated companies:
JPS	9,204	—	—
SLI	9,053	1,796	(1,310)
DGT	—	—	213
API Group PLC	—	—	9,809
Total Segment Income	$62,278	$39,903	$46,981

Comparison of the Years ended December 31, 2013 and 2012
Net sales for the year ended December 31, 2013 increased by $75,696, or 13.1% when compared to 2012. Value added sales, defined as net sales less revenue from the direct purchase and resale of precious metals, increased by $95,400 on higher volume, primarily from HNH's Joining Materials group, including the acquisition of Wolverine Joining, the Tubing group and the Building Materials group, and were partially offset by the impact of lower average precious metal prices of approximately $19,800, principally due to silver. The average silver market price was approximately $23.79 per troy ounce in 2013, as compared to $31.22 per troy ounce in 2012. The acquisition of Wolverine Joining provided incremental net sales of approximately $39,800 in the year ended December 31, 2013 and the December 31, 2012 acquisition of Hickman provided incremental net sales of $17,100 in 2013.

Gross profit for the year ended December 31, 2013 increased by $14,840, or 8.8%, when compared to 2012, and, as a percentage of net sales, decreased to 28.0% as compared to 29.1% in the same period in 2012. The decrease of approximately 1.1% was due to unfavorable product mix and reduced profit generated on the material portion of HNH's products in the Joining Materials group, due principally to lower precious metal prices, and unfavorable production variances in the Arlon group, which were partially offset by favorable product mix in the Tubing group and increased sales of higher-margin branded fasteners in the Building Materials group. The acquisition of Wolverine Joining provided incremental gross profit of approximately $3,600 during the year ended December 31, 2013, and the acquisition of Hickman provided incremental gross profit of approximately $7,500 in 2013.

Selling, general and administrative ("SG&A") expenses increased by $14,342, or 12.2%, for the year ended December 31, 2013, compared to 2012. SG&A as a percentage of net sales decreased slightly driven by effective cost control on higher sales volume and an insurance reimbursement of $1,100 received for previously incurred environmental remediation costs, which were partially offset by higher business development costs, including acquisition fees and integration costs related to HNH's acquisition of Wolverine Joining, as compared to 2012. Also, the lower average precious metal prices had a negative impact on SG&A as a percentage of net sales, as compared to the prior year.

Interest expense decreased by $5,530, or 39.0%, for the year ended December 31, 2013, compared to 2012. Interest expense for the year ended December 31, 2013 included a loss associated with the redemption of HNH's Subordinated Notes, including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts. This loss was offset by a lower average interest rate in the year ended December 31, 2013, principally due to HNH's debt refinancing in the fourth quarter of 2012, which resulted in the write-off of $1,100 in prior debt issuance costs in that period, and the redemption of the Subordinated Notes.

Derivative activity income was $1,195 for the year ended December 31, 2013, and was a loss of $1,353 in the same period of 2012. Of the gain in 2013, approximately $1,988 was attributable to precious metal contracts, partially offset by a loss of $793 on the embedded derivative features of HNH's Subordinated Notes and related warrants. Of the income in 2012, approximately $522 was attributable to precious metal contracts and approximately $831 was attributable to embedded derivative features of HNH's Subordinated Notes and related warrants.

Comparison of the Years ended December 31, 2012 and 2011
Net sales for the year ended December 31, 2012 were relatively flat compared to the year ended December 31, 2011.  Value added sales for the year ended December 31, 2012 increased $11,100 driven by higher demand for HNH's products, primarily in the Engineered Materials group. Lower average precious metal prices, principally silver, had a negative effect of approximately $11,400 on net sales for the year ended December 31, 2012. The average silver price was approximately $31.22 per troy ounce in 2012, as compared to $35.40 per troy ounce for the year ended December 31, 2011.

Gross profit for the year ended December 31, 2012 increased by $11,823, or 7.5%, when compared to 2011, and, as a percentage of net sales, increased to 29.1% as compared to 27.1%, respectively. The gross margin improvement of 2.0% for the year ended December 31, 2012, was principally due to favorable product mix, effective cost control and improved operating efficiency at HNH's manufacturing plants, across all of its segments.

Selling, general and administrative ("SG&A") expenses increased by $12,876, or 12.3%, for the year ended December 31, 2012, compared to 2011. SG&A as a percentage of net sales was 2.2% higher for the year ended December 31, 2012. The increase in SG&A as a percentage of net sales in 2012 was primarily due to higher selling and promotion costs related to product sales of the Engineered Materials group, higher 2012 restricted stock awards, higher self-insured employee medical and workers' compensation insurance claim costs compared to 2011, as well as costs associated with HNH's business development activities in 2012, which resulted in the Inmet and Hickman acquisitions. Also, the lower average precious metal prices had a negative impact on SG&A as a percentage of net sales, as compared to the prior year.

Interest expense increased by $2,240, or 18.8%, for the year ended December 31, 2012, compared to 2011. As a result of certain Subordinated Note repurchases during both 2012 and 2011, interest expense included a $1,400 loss for the year ended December 31, 2012 and a $200 gain in the year ended December 31, 2011 related to such repurchases. In addition, HNH wrote-off $1,100 in prior debt issuance costs based on HNH's fourth quarter of 2012 debt refinancing. These unfavorable impacts on interest expense were partially offset by a lower average amount of borrowings outstanding and lower average interest rates on outstanding debt in 2012.

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

Energy Segment

SPLP's Energy segment consists of its consolidated subsidiaries Steel Excel, which was acquired on May 31, 2012, and BNS. The results of BNS for the years ended December 31, 2012 and 2011 include the results of Sun Well prior to its sale to Steel Excel. Steel Excel provides drilling and production services to the oil and gas industry. Through its wholly-owned subsidiary Steel Sports Inc., Steel Excel focuses on providing event-based sports and entertainment services and other health-related services, including baseball facility services, baseball and soccer camps and leagues, and strength and conditioning services. Steel Excel also continues to identify other new business acquisition opportunities. The operations of Steel Sports are not considered material to SPLP and are included in the Energy segment. The following presents a summary of the Energy segment operating results on a pro forma basis:

	Year Ended December 31,
	2013	2012	2011
	(Historical)	(Pro Forma)	(Pro Forma)
Revenue:
Steel Excel (a)	$120,029	$103,444	$49,771
BNS (Historical) (b)	—	20,432	32,984
Total Revenue	$120,029	$123,876	$82,755
Net income from continuing operations before income taxes:
Steel Excel (a)	$13,504	$11,181	$5,832
BNS (Historical) (b)	—	3,678	6,558
(Loss) Income of associated companies (c)	(863)	13,139	—
Total segment income	$12,641	$27,998	$12,390
(a) Steel Excel's reported revenue and net income from continuing operations before income taxes, included in SPLP's consolidated financial statements was $72,402 and $8,217 for the last seven months of year ended December 31, 2012.
(b) Includes five months and eleven months of Sun Well's operating results in 2012 and 2011, respectively.
(c) In 2013 represents Steel Excel's investments in a sports business and iGo. The amount in 2012 represents equity method income related to SPLP's investment in Steel Excel, prior to acquiring a majority interest on May 31, 2012. During 2011, SPLP's equity method income or losses from its investment in Steel Excel are classified in the Corporate and other segment, as Steel Excel did not have any significant operations at that time.

Financial Services Segment

The Financial Services segment, for financial reporting purposes, consists of our consolidated and wholly-owned subsidiary, WebFinancial Holding Corporation, which conducts financial operations through its wholly-owned subsidiary, WebBank (which operates in niche banking markets), and WF Asset Corp (which consists of a portfolio of investments). WebBank provides commercial and consumer loans and services. WebBank's deposits are insured by the FDIC up to the current limits, and the bank is examined and regulated by the FDIC and UDFI.
The following presents a summary of the Financial Services segment operating results as reported in our consolidated financial statements:

	Year Ended December 31,
	2013	2012	2011
Revenue:
Interest income (including fees)	$18,898	$16,051	$10,749
Non-interest income	9,287	5,104	4,172
	28,185	21,155	14,921
Costs and expenses:
Interest	496	957	941
(Recovery of) provision for loan losses	(80)	(416)	8
Selling, general and administrative expenses	9,933	7,700	6,763
Asset impairment charge	168	1	1,044
	10,517	8,242	8,756
Total segment income	$17,668	$12,913	$6,165

Net Interest Income, Margin and Interest Rate Spreads

Net interest income is the difference between interest earned on interest-bearing assets and interest incurred on interest-bearing liabilities. By its nature, net interest income is especially vulnerable to changes in the mix and amounts of interest-earning assets and interest bearing liabilities. In addition, changes in the interest rates and yields associated with these assets and liabilities can significantly impact net interest income. The following table summarizes the average balances, the amount of interest earned or incurred and the applicable yields for interest earning assets and the costs of interest-bearing liabilities that generate net interest income. For purposes of calculating the yields in these schedules, the average loan balances also include the principal amounts of nonaccrual and restructured loans. However, interest received on nonaccrual loans is included in income only to the extent that cash payments have been received and not applied to principal reductions. In addition, interest on restructured loans is generally accrued at reduced rates.

	Year Ended December 31,
	2013			2012			2011
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate

Interest Earning Assets:
Loans Receivable	$62,110	$18,704	30.1%	$45,377	$15,822	34.8%	$39,666	$10,598	26.7%
Mortgaged-Backed Security	58	—	0.1%	—	—	—	1	—	—
Available for Sale Investments	577	13	2.3%	523	16	3.1%	507	19	—
Fed Funds Sold	692	1	0.1%	1,634	2	0.1%	1,438	2	—
Interest Bearing Deposits in other Banks	73,345	180	0.3%	83,127	209	0.3%	52,916	130	—
Total Interest-Earning Assets	136,782	18,898	13.8%	130,661	16,049	11.4%	94,528	10,749	11.7%

Non Interest-Earning Assets	1,286			1,240			865
Total Assets	$138,068			$131,901			$95,393

Interest-Bearing Liabilities:
Money Market Accounts	$29,312	62	0.2%	$13,789	57	0.4%	$8,902	31	0.3%
Time Deposits	72,754	434	0.6%	70,677	900	1.3%	61,476	910	1.5%
Other Borrowings	—	—	—	—	—	—	—	—	—
Total Interest-Bearing Liabilities	102,066	496	0.5%	84,466	957	1.3%	70,378	941	1.5%

Other Non Interest-Bearing Liabilities	3,347			18,887			3,148
Total Liabilities	105,413			103,353			73,526

Shareholder's Equity	32,655			28,548			21,867
Total Liabilities & Shareholder's Equity	$138,068			$131,901			$95,393

Net Interest Income		$18,402			$15,092			$9,808

Spread on Average Interest-Bearing Funds			13.3%			11.2%			10.1%
Net Interest Margin			13.5%			11.6%			13.9%
Return on Assets			8.2%			6.2%			7.5%
Return on Equity			29.5%			24.4%			28.3%
Equity to Assets			23.2%			21.5%			26.4%

WebBank has several lending arrangements with companies where it originates private label credit card and other loans for consumers and small businesses. These loans are classified as held for sale and are typically sold after origination. As part of these arrangements WebBank earns origination fees that are recorded in interest income, and which increase WebBank's yield on loans.
Interest Income

Interest income increased by $2,847, or 17.7%, in the year ended December 31, 2013, compared to 2012 due primarily to two new lending programs with favorable rates.

Interest income increased by $5,302, or 49.3%, in the year ended December 31, 2012, compared to 2011. The increases were due primarily to two new lending programs with favorable rates. The programs began in the third quarter of 2012.

Interest Expense

Interest expense represents interest accrued on WebBank depositor accounts.

Interest expense decreased $461, or 48.2%, for the twelve months ended December 31, 2013, compared to 2012, primarily due to a decrease in interest rates.

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

	Year Ended December 31,
	2013 vs 2012			2012 vs 2011			2011 vs. 2010
	Increase/	Increase/	Total	Increase/	Increase/	Total	Increase/	Increase/	Total
Rate/Volume	(Decrease)	(Decrease)	Increase/	(Decrease)	(Decrease)	Increase/	(Decrease)	(Decrease)	Increase/
	Due to Volume	Due to Rate	(Decrease)	Due to Volume	Due to Rate	(Decrease)	Due to Volume	Due to Rate	(Decrease)

Interest Earning Assets:
Loans Receivable	$4,572	$(1,691)	$2,881	$1,675	$3,549	$5,224	$917	$1,702	$2,619
Available For Sale Investments	5	(8)	(3)	—	—	—	19	—	19
Fed Funds Sold	(1)	1	—	—	—	—	(5)	(1)	(6)
Interest Bearing Deposits in other Banks	(24)	(5)	(29)	75	1	76	60	2	62
Total Interest-Earning Assets	4,552	(1,703)	2,849	1,750	3,550	5,300	991	1,703	2,694

Interest-Bearing Liabilities:
Money Market Accounts	10	(5)	5	19	6	25	9	(1)	8
Time Deposits	27	(493)	(466)	(139)	130	(9)	216	(79)	137
Total Interest-Bearing Liabilities	37	(498)	(461)	(120)	136	16	225	(80)	145
Net Effect on Net Interest Income	$4,515	$(1,205)	$3,310	$1,870	$3,414	$5,284	$766	$1,783	$2,549

Noninterest Income

Noninterest income increased $4,183, or 82.0% for the year ended December 31, 2013, compared to 2012, due primarily to increased fee income from a new lending program.

Noninterest income increased $932, or 22.3% for the year ended December 31, 2012, compared to 2011, due primarily to increased fee income from a new lending program.

(Recovery of) Provision for Loan Losses

At December 31, 2013, WebBank had an estimated $2,564 of impaired loans, of which $2,121 is guaranteed by the USDA or SBA, and an allowance for loan losses of $424. At December 31, 2012 WebBank had an estimated $2,915 of impaired loans, of which $2,328 was guaranteed by USDA or SBA, and an allowance for loan losses of $284.

The (recovery of) provision for loan losses is primarily related to WebBank's portfolio of local real estate loans. WebBank routinely obtains appraisals on underlying collateral of nonperforming loans and records a provision for losses if the value of the collateral declines below the value of the loans. WebBank was able to recover previously charged off loans and workout or sell nonperforming loans resulting in net benefit in the provision for loan losses of $80 and $416 for the years ended December 31, 2013 and 2012, respectively. WebBank recorded a provision for loan losses of $8 for the year ended December 31, 2011.

Selling General and Administrative Expenses

The increase in SG&A expenses of $2,233, or 29.0%, for the year ended December 31, 2013, compared to the year ended December 31, 2012, was due primarily to higher personnel expense in 2013, partially offset by a benefit in the reserve for off balance sheet credit exposures of $175, lower professional fees and lower other miscellaneous costs.
The increase in SG&A expenses of $937, or 13.9%, for the year ended December 31, 2012, compared to the year ended December 31, 2011, was due to higher personnel expense in 2012, partially offset by a benefit in the reserve for off balance sheet credit exposures of $440 and lower professional fees and other costs in 2012.
Balance Sheet Analysis
Loan Portfolio
As of December 31, 2013, net loans accounted for 44% of WebBank's total assets compared to 49% at the end of 2012. The following table presents WebBank's loans outstanding by type of loan as of December 31, 2013 and the five most recent year-ends.

	As of December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real Estate Loans:
Construction	$—	—	$—	—	$—	—	$988	3.3%	$3,646	10.2%
Commercial - Owner Occupied	4,671	6.1%	6,724	9.8%	8,340	18.8%	9,546	31.9%	10,425	29.3%
Commercial - Other	242	0.3%	318	0.5%	300	0.7%	276	0.9%	2,273	6.4%
Total Real Estate Loans	4,913	6.4%	7,042	10.3%	8,640	19.5%	10,810	36.1%	16,344	45.9%
Commercial and Industrial:	46,702	60.9%	9,832	14.4%	4,344	9.8%	6,219	20.8%	9,340	26.2%
Total Commercial and Industrial	46,702	60.9%	9,832	14.4%	4,344	9.8%	6,219	20.8%	9,340	26.2%
Consumer:
Credit Cards	—	—	—	—	—	—	—	—	517	1.5%
Total Consumer	—	—	—	—	—	—	—	—	517	1.5%
Loans Held for Sale:	25,125	32.7%	51,505	75.3%	31,363	70.7%	12,903	43.1%	9,404	26.4%
Total Loans	76,740	100%	68,379	100%	44,347	100%	29,932	100%	35,605	100%
Less:
Deferred Fees and Discounts	—		21		(56)		(64)		(188)
Allowance for Loan Losses	(424)		(285)		(529)		(1,541)		(2,193)
Total Loans Receivable, Net	$76,316		$68,115		$43,762		$28,327		$33,224

The following table includes a maturity profile for the loans that were outstanding at December 31, 2013, substantially all of which have floating or adjustable interest rates:

Due During Years Ending December 31,	Real Estate	Commercial & Industrial	Loans Held for Sale
2014	$197	$1,462	$25,125
2015-2019	1,098	26,198	—
2020 and following	3,618	19,042	—
Total	$4,913	$46,702	$25,125

Nonperforming Lending Related Asset

Total nonaccrual loans at December 31, 2013 increased by $270 from December 31, 2012. The increase included $255 for commercial owner occupied loans and $15 for commercial and industrial loans.

	December 31,
	2013	2012	2011	2010	2009
Non-Accruing Loans:
Commercial Real Estate - Construction	$—	$—	$—	$988	$3,131
Commercial Real Estate - Owner Occupied	403	147	914	207	705
Commercial Real Estate - Other	—	—	—	—	213
Commercial and Industrial	109	94	97	419	610
Other	—	—	—	—	114
Total	512	241	1,011	1,614	4,773
Accruing Loans Delinquent:
90 Days or More	—	2,581	—	—	401
Total	—	2,581	—	—	401
Restructured Loans:
Commercial Real Estate - Owner Occupied	—	—	1	18	—
Commercial and Industrial	—	—	—	7	—
Total	—	—	1	25	—
Foreclosed Assets:
Commercial Real Estate - Construction	—	—	—	—	232
Commercial Real Estate - Owner Occupied	149	68	333	38	170
Commercial and Industrial	—	—	—	53	—
Other	—	—	—	—	257
Total	149	68	333	91	659
Total Non-Performing Assets	$661	$2,890	$1,345	$1,730	$5,833
Total as a Percentage of Total Assets	0.4%	2.1%	1.1%	2.0%	8.9%

Summary of Loan Loss Experience
The methodologies used to estimate the Allowance for Loan and Lease Losses ("ALLL") depend upon the impairment status and portfolio segment of the loan. For the commercial and commercial real estate segments, a comprehensive loan grading system is used to assign loss given default grades to each loan. The credit quality indicators discussed subsequently are based on this grading system. Loss given default grades are based on both financial and statistical models and loan officers’ judgment. Groupings of these grades are created for each loan class and calculate historic loss rates ranging from the previous 36 months.

After applying historic loss experience, as described above, we review the quantitatively derived level of ALLL for each segment using qualitative criteria. We track various risk factors that influence our judgment regarding the level of the ALLL across the portfolio segments. The following table summarizes activity in WebBank's allowance for loan and lease losses for the periods indicated:

	December 31,
	2013	2012	2011	2010	2009
Balance at Beginning of Period	$283	$529	$1,541	$2,193	$2,302
Charge Offs:
Commercial Real Estate - Construction	—	—	(440)	(80)	(4,350)
Commercial Real Estate - Owner Occupied	—	(1)	(422)	(482)	(500)
Commercial Real Estate - Other	—	—	—	(268)	(545)
Commercial and Industrial	(63)	—	(727)	(714)	(1,379)
Other	—	—	—	—	—
Total Charge Offs	(63)	(1)	(1,589)	(1,544)	(6,774)
Recoveries:
Commercial Real Estate - Construction	—	—	466	961	—
Commercial Real Estate - Owner Occupied	23	47	27	2	—
Commercial Real Estate - Other	44	44	44	18	—
Commercial and Industrial	217	80	32	331	20
Total Recoveries	284	171	569	1,312	20
Net (Charge Offs) Recoveries	221	170	(1,020)	(232)	(6,754)
Additions Charged to Operations	(80)	(416)	8	(420)	6,645
Balance at End of Period	$424	$283	$529	$1,541	$2,193
Ratio of Net Charge Offs During the Period to Average Loans Outstanding During the Period	(0.4)%	(0.4)%	2.6%	0.7%	19.6%

The distribution of WebBank's allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2013		2012		2011		2010		2009
	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans
Commercial Real Estate - Construction	$—	$—	$—	$—	$—	—	$200	3.3%	$85	10.2%
Commercial Real Estate - Owner Occupied	77	6.1%	187	9.8%	346	18.8%	293	31.9%	596	29.3%
Commercial Real Estate - Other	28	0.3%	34	0.5%	47	0.7%	8	0.9%	300	6.4%
Commercial and Industrial	319	60.9%	64	14.4%	136	9.8%	565	20.8%	737	26.2%
Credit Cards	—	—	—	—	—	—	—	—	—	1.5%
Loans Held for Sale	—	32.7%	—	75.3%	—	70.7%	—	43.1%	—	26.4%
Unallocated	—	—	—	—	—	—	475	—	475	—
Total Loans	$424	100%	$285	100%	$529	100%	$1,541	100%	$2,193	100%

Corporate and Other

The Corporate and Other segment consists of several consolidated subsidiaries as well as various investments and cash and cash equivalents. Corporate revenues primarily consist of investment and other income, investment gains and losses and rental income. See Note 5 - "Investments" to the SPLP financial statements included elsewhere in this Form 10-K for additional information on the equity method investments and other investments classified within this segment.

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

The expenses related to the BNS Liquidating Trust are included in Corporate and Other from July 1, 2012 through December 31, 2012. For additional information on the BNS Liquidating Trust, see Note 16 - "Capital and Accumulated Other Comprehensive Income (Loss)" to the SPLP financial statements included elsewhere in this Form 10-K.

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
The following presents a summary of Corporate and Other segment operating results as reported in our consolidated financial statements:

	Year Ended December 31,
	2013	2012	2011
Revenue:
Investment and other income	$665	$2,347	$867
Net investment gains (losses)	1,071	15,722	(4,352)
	1,736	18,069	(3,485)
Costs and expenses:
Interest	338	152	618
Selling, general and administrative expenses	46,677	23,414	18,542
Impairment charges	2,520	1,409	—
Deferred fee liability to related party - increase (decrease)	—	11,448	(6,107)
Other expense (income) (a)	491	133	(8,978)
	50,026	36,556	4,075
Loss from continuing operations before income (loss) from equity method investments and investments held at fair value	(48,290)	(18,487)	(7,560)
Equity Method Investments:
Income (Loss) of associated companies	10,392	(731)	(22,535)
Loss from other investments - related party	(271)	(8,329)	(15,743)
Total income (loss) from equity method investments	10,121	(9,060)	(38,278)
Income (loss) from investments held at fair value	811	18,967	(183)
Total segment income	$(37,358)	$(8,580)	$(46,021)
(a) Amount in 2011 represents bargain purchase gain related to the acquisition of DGT (see Note 3 - "Acquisitions" to the SPLP financial statements included elsewhere in this Form 10-K).

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

Investment and other income decreased by $1,682 or 71.7% for the year ended December 31, 2013, compared to 2012 due to higher dividend income recorded in 2012 as a result of an approximately $2,000 dividend from SLI (see Note 5 - "Investments" to the SPLP financial statements found elsewhere in this Form 10-K for additional information).
Investment and other income increased by $1,480 or 170.7% for the year ended December 31, 2012, compared to 2011 primarily due to higher dividend income in 2012 from the aforementioned dividend from SLI.

Net investment gains for the twelve months ended December 31, 2013 were $1,071 compared to $15,722 in the same period of 2012. The net gains in 2013 were primarily due to gains of approximately $1,200 on the sales of certain available-for-sale securities, partially offset by losses from foreign currency instruments. The net gains in 2012 were primarily due to the gain on the Company's investment in Steel Excel of approximately $13,500 resulting from remeasuring our investment to fair value upon acquisition of the majority interest in Steel Excel on May 31, 2012. Net investment losses for the year ended December 31, 2011 were $4,352 and were primarily due to losses on certain derivative investments, partially offset by a gain on our investment in DGT of $7,921 resulting from the re-measurement of our investment upon the acquisition of a majority interest in DGT on July 5, 2011. See Note 3 - "Acquisitions" to the SPLP financial statements found elsewhere in this Form 10-K for further information.

Interest Expense

In prior periods the Company has sold securities short and in all periods has entered into foreign currency transactions which, in effect, in certain circumstances, may represent borrowings from the counterparty. Interest expense represents interest and other fees on such transactions.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of legal, accounting, audit, tax, professional fees, management fees and expense related to the Company's incentive units (see Note 16 - "Capital and Accumulated Other Comprehensive Income (Loss)" to the SPLP financial statements found elsewhere in this Form 10-K) in all periods and common unit option expense in 2011.

SG&A expenses increased by $23,263 or 99.4% in the twelve months ended December 31, 2013, compared to 2012, primarily due to non-cash incentive unit expense (see Note 16 - "Capital and Accumulated Other Comprehensive Income (Loss)" to the SPLP financial statements found elsewhere in this Form 10-K).

SG&A expenses increased by $4,872 or 26.3% in the twelve months ended December 31, 2012, compared to 2011, primarily due to the classification of DGT in the Corporate and Other segment for a full year in 2012 and the approximately $1,700 reduction of option expense recorded in 2011.

Impairment Charges

In 2013, the Company recorded an impairment charge of $1,510 related to its investment in a Japanese real estate partnership and an impairment charge of approximately $1,010 related to an other-than-temporary decline in an available-for-sale security (see Note 5 - "Investments" to the SPLP financial statements found elsewhere in this Form 10-K).

In 2012, the Company recorded an impairment charge of $580 related to its investment in a Japanese real estate partnership (see Note 5 - "Investments" to the SPLP financial statements found elsewhere in this Form 10-K). In addition, the Company recorded an other than temporary impairment of $829 related to an available for sale security.

Deferred Fee Liability to Related Party - Increase (Decrease)

Deferred fee liability to related party - increase (decrease) arose as a result of the assumption, in connection with the Exchange Transaction, of an obligation pursuant to a deferred fee agreement due to the Investment Manager, an affiliate of the Manager ("Deferred Fee Liability"). The increase in Deferred Fee Liability to related party of $11,448 recorded for the year ended December 31, 2012 was due to an increase in an index related to the value of SPLP. On April 11, 2012, the Company and the Investment Manager terminated the Investor Services Agreement by mutual consent. As a result of the termination of the Investor Services Agreement the full amount in the Deferred Fee Liability became immediately payable. As a result, on April 11 and May 11, 2012, 6,403,002 and 536,645 class B common units, respectively, were issued to the Investment Manager. In connection with the termination of the Investor Services Agreement, the Investment Manager agreed not to sell any of the common units issued as payment for the deferred fee during the one year period following the Termination Date. For additional information, see Note 13 - "Related Party Transactions" to the SPLP financial statements found elsewhere in this Form 10-K.

Equity Method Investments

Income (Loss) of Associated Companies

Income (loss) of associated companies included in the Corporate and Other segment is as follows:

	Ownership at
	December 31,	Year Ended December 31,
	2013	2013	2012	2011
Steel Excel (a)	55.1%	$—	$—	$(22,092)
ModusLink	27.1%	23,154	—	—
CoSine	48.6%	(418)	(328)	(385)
Fox & Hound (b)	50.0%	(11,521)	(403)	—
Other		(823)	—	(58)
		$10,392	$(731)	$(22,535)
(a) Effective January 1, 2012, Steel Excel was reclassified to the Energy segment due to acquisitions of oil field servicing companies. The equity method loss in 2011 is still classified in Corporate and Other as Steel Excel did not have any significant operations in that period.
(b) Fox & Hound became an associated company in the first quarter of 2012 (see Note 5 - "Investments" to the SPLP financial statements found elsewhere in this Form 10-K).

Loss From Other Investments - Related Party

Loss from other investments - related party represents the change in fair value that we recognize on our 43.75% investment in each series of the SPII Liquidating Trust (for additional information see Note 5 - “Investments” of the SPLP financial statements found elsewhere in this Form 10-K). The income for the year ended December 31, 2013 was not significant. The loss in 2012 was primarily due to the series of the SPII Liquidating Trust that holds an interest in Fox & Hound Restaurant Group ("F&H"). On March 19, 2012, in conjunction with a long-term refinancing of its debt, Fox & Hound issued new common equity. As a result of the transaction, our interest in F&H through the SPII Liquidating Trust was diluted and reduced by approximately $11,200, which was recorded in the first quarter of 2012. The loss in 2011 was primarily due to the series of the SPII Trusts that held an interest in Barbican and F&H.
Income (Loss) From Investments Held at Fair Value
Income (loss) from investments held at fair value for the year ended December 31, 2013 includes income or loss that the Company recognizes on its direct investment in API and its investment in ModusLink warrants (see Note 5 - "Investments" to the SPLP financial statements found elsewhere in this Form 10-K). Income (loss) from investments held at fair value for the year ended December 31, 2012 included income or loss that the Company recognizes on its direct investment in Barbican and API and, for the year ended December 31, 2011, includes income or loss related to Barbican only as API was part of the Diversified Industrial segment when it was classified as an associated company.
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

For the year ended December 31, 2013, a tax provision of $10,244 from continuing operations was recorded and a tax provision from continuing operations of $16,833 was recorded for the year December 31, 2012. For the year ended December 31, 2011 a tax benefit of $64,968 was recorded. During 2011, the Company changed its judgment about the realizability of its deferred tax assets at certain subsidiaries. As a result, included in the Company's tax benefit in 2011 is approximately $83,000 related to the release of valuation allowances primarily relating to NOL's. Of this amount, approximately $73,000 was related to HNH and approximately $9,400 was related to BNS. As noted below, BNS wrote off the remaining deferred tax asset in 2012.
At December 31, 2013, HNH has U.S. federal NOLs of approximately $106,900 (approximately $40,500 tax-effected), as well as certain state NOLs. The U.S. federal NOLs expire between 2024 and 2029. Also included in deferred income tax assets are tax credit carryforwards of $3,300. HNH's net tax provisions from continuing and discontinued operations reflects utilization of approximately $53,000 of Federal NOLs in 2013.
Steel Excel had Federal net operating loss carryforwards of approximately $146,400 that expire in 2021 through 2031, and domestic state net operating loss carryforwards of approximately $164,400 that expire in 2014 through 2031. Steel Excel also had Federal research and development credit carryforwards of approximately $30,300 that expire in 2018 through 2029, and domestic state research and development credit carryforwards of approximately $17,700 that do not expire. Steel Excel’s ability to utilize its net operating loss and other credit carryforwards would be subject to limitation upon a change in control.
During 2012 and 2013 WebFinancial had significant earnings and utilized the vast majority of its Federal and state NOLS. Accordingly, WebFinancial recorded tax benefits in continuing operations of approximately $1,043 associated with the reversals of its deferred tax valuation allowances.
At December 31, 2013, DGT had $28,500 of federal net operating loss carryforwards that are scheduled to expire from 2020 to 2030. Because of the uncertainty of future earnings of DGT, a valuation allowance has been established for the net operating loss carryforwards.

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
Cash Flow Summary

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$94,952	$65,498	$5,488
Net cash (used in) provided by investing activities	(170,929)	54,231	(81,062)
Net cash provided by (used in) by financing activities	82,057	(48,997)	22,192
Change in period	$6,080	$70,732	$(53,382)

Cash Flows from Operating Activities

Net cash provided by operating activities for the twelve months ended December 31, 2013 was $94,952. Net income of $44,820 was impacted by certain non-cash items and an increase of $11,598 relating to changes in certain operating assets and liabilities. Of this working capital increase, $26,379 was due to a decrease on loans held for sale, $4,092 was from an decrease in accounts receivable, $806 was from an decrease in prepaid and other assets, $2,324 was from an decrease in inventories, partially offset by $20,255 from a decrease in accounts payable and accrued and other liabilities. Net income was also impacted by $4,978 relating to net cash used by operating activities of discontinued operations.

Net cash provided by operating activities for the twelve months ended December 31, 2012 was $65,498. Net income of $63,765 was partially offset by a decrease of $21,487 relating to changes in operating assets and liabilities. Of this working capital decrease, $20,142 was from an increase on loans held for sale, $13,893 was from a decrease in accounts payable and accrued and other liabilities, partially offset by a decrease in accounts receivable of $14,947, and a decrease in inventories of $117. Net income was also impacted by $11,448 relating to the increase in the Deferred Fee Liability to related party and $9,962 relating to net cash provided by operating activities of discontinued operations. The decrease in accounts receivable relates primarily to principally due to the impact of lower silver prices on HNH in 2012, compared with rising prices in
2011.

Net cash provided by operating activities for the twelve months ended December 31, 2011 was $5,488. Significant items that decreased cash flow from operations included $55,333 relating to changes in operating assets and liabilities (of which $8,452 was from an increase in receivables, $30,137 was from a decrease in accounts payable and accrued and other liabilities and $18,460 was due to a net increase in loans held for sale). In addition, the deferred fee liability decreased by $6,107 and net cash used by operating activities of discontinued operations was $2,121.

Cash Flows from Investing Activities

Net cash used in investing activities for the twelve months ended December 31, 2013 was $170,929. Significant items included cash paid for acquisitions made by HNH and Steel Excel, of $130,528, investments in associated companies of $36,018, which primarily relates to our investment in ModusLink and Steel Excel's investment in an associated company, a net increase in loans receivable of $34,619 and purchases of property plant and equipment of $25,367. These cash uses from investing activities were partially offset by cash increases due to proceeds from the sales of discontinued operations of $45,334 and net proceeds from investment sales and maturities of $8,798.

Net cash provided by investing activities for the twelve months ended December 31, 2012 was $54,231. Significant items included net cash acquired in acquisitions of $29,941, primarily from the acquisition of Steel Excel, proceeds from the sales of discontinued operations of $33,505 and investment sales net of purchases of $46,665. These cash increases were partially offset by investments in associated companies of $16,628, which represents our investment in Fox & Hound and additional investment in Steel Excel, and purchases of property plant and equipment of $35,682.

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

Cash Flows from Financing Activities

Net cash provided by financing activities for the twelve months ended December 31, 2013 was $82,057. This was due primarily to proceeds from term loans of $105,000, proceeds from revolver borrowings of $30,950 and a net increase in deposits of $39,567, partially offset by subsidiary repurchases of their treasury stock of $50,144, repayments of term loans of $30,675 and repurchases of subordinated notes of $11,323.

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

LIQUIDITY AND CAPITAL RESOURCES

Holding Company

SPLP (excluding its operating subsidiaries, the “Holding Company”) is a global diversified holding company whose assets principally consist of the stock of its direct subsidiaries, cash and cash equivalents and other non-controlling investments in debt and equity securities. Its principal potential sources of funds are available cash resources, investments, borrowings, public and private capital market transactions, repayment of subsidiary advances, distributions or dividends from subsidiaries, as well as dispositions of existing businesses and investments. The Holding Company’s investments are subject to changes that may result in amounts realized from any future sales that are at times significantly different from the value we are reporting at December 31, 2013. These investments, including those accounted for under the equity method, can be impacted by market conditions, changes in the specific business environments of our investees or by the underlying performance of these businesses.

In addition to cash and cash equivalents, the Holding Company considers certain investments at fair value included in its consolidated balance sheet as being generally available to meet its liquidity needs. These investments are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a reasonable period of time. As of December 31, 2013, the Holding Company had cash and cash equivalents of $35,167 and investments of $252,559. The Holding Company had $25,090 of restricted cash, which serves as collateral with respect to foreign currency financial instruments. The Holding Company is not able to use these funds for other purposes, and the Holding Company does not consider this amount to be available to meet its liquidity needs.

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

The Holding Company and its operating businesses may use their available liquidity to make acquisitions of new businesses and other investments, but the timing and cost of any future investments cannot be predicted. The Company may seek external debt or equity financing and will rely on its existing liquidity to fund corporate overhead expenses and new acquisition opportunities. It may also dispose of existing businesses and investments. At December 31, 2013, the Holding Company and its consolidated subsidiaries had, in the aggregate, cash and cash equivalents of $203,980 available for operations in the ordinary course of business and for the acquisition of interests in businesses.

Discussion of Segment Liquidity and Capital Resources

HNH

As of December 31, 2013, HNH’s current assets totaled $184,332, its current liabilities totaled $80,225, and its working capital was $104,107, as compared to working capital of $111,811 as of December 31, 2012.

HNH generated $49,163 of positive cash flow from operating activities in the twelve months ended December 31, 2013 and $58,439 of positive cash flow from operating activities in the comparable 2012 period. SPLP's consolidated financial statements reflect pre-tax income from continuing operations of $44,021 and $38,107 relating to HNH for the twelve months ended December 31, 2013 and 2012, respectively.

HNH's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, the parent company, subject to certain exceptions including required pension payments to the WHX Pension Plan. HNH does not expect these restrictions to have an impact on HNH's ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. HNH expects to have required minimum contributions to the WHX Pension Plan for 2014, 2015, 2016, 2017, 2018 and for the five years thereafter of $24,000, $21,400, $16,800, $15,500, $13,700 and $27,200, respectively. Such required contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

During November 2012, H&H Group entered into a $205,000 senior secured credit facility, consisting of a revolving credit facility in an aggregate principal amount not to exceed $90,000 and a term loan in an initial aggregate principal amount of $115,000 (collectively, "Senior Credit Facility"). In connection with HNH's April 2013 acquisition of Wolverine Joining, the Senior Credit Facility was amended to increase the lenders' commitments under the revolving credit facility and term loan by $20,000 and $10,000, respectively. Funding of the purchase price for the acquisition was from cash on hand and borrowings under the amended Senior Credit Facility. On September 13, 2013, the Senior Credit Facility was further amended. This amendment, among other things, increased the lenders' commitments under the revolving credit facility to $160,000, provided H&H Group with additional flexibility regarding its ability to utilize net cash proceeds from permitted asset sales, reset the amount of dividends and other distributions that may be made by H&H Group to HNH following the payment of $7,000 of previously declared dividends, and amended certain financial covenants and the amortization schedule of the term loan. As of December 31, 2013, H&H Group's availability under its amended revolving credit facility was $36,400.

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

HNH's management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements, using the HNH Business System, throughout all of HNH's operations to increase sales and operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions and (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets. HNH continues to examine all of its options and strategies, including acquisitions, divestitures and other corporate transactions, to increase cash flow and stockholder value.

DGT

At October 27, 2013, its most recent fiscal period, DGT had $7,561 in cash and cash equivalents and approximately $40,758 of investments

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

Steel Excel

As of December 31, 2013, Steel Excel's working capital was $251,148. Steel Excel's principal source of liquidity is cash, cash equivalents and marketable securities on hand.

At December 31, 2013, Steel Excel had $252,087 in cash and marketable securities. The marketable securities included short-term deposits, corporate debt and equity instruments, United States government securities, and securities of government agencies. In the future, Steel Excel may make additional acquisitions of businesses, and may use a significant portion of its available cash balances for such acquisitions or for working capital needs thereafter.

On July 3, 2013, as amended in December 2013, Steel Excel's energy business entered into a credit agreement (the "Energy Credit Agreement") that provides a borrowing capacity of $105,000 consisting of a $95,000 secured term loan (the “Term Loan”) and up to $10,000 in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. Steel Energy borrowed $70,000 under the Term Loan in July 2013, the proceeds of which were combined with $10,000 in intercompany loans from two subsidiaries and used to pay Steel Excel a dividend of $80,000. Steel Energy borrowed an additional $25,000 under the Term Loan in December 2013, the proceeds of which were combined with cash provided by Steel Excel and Steel Energy and used to fund the acquisition of Black Hawk Energy Services, Inc. ("Black Hawk"). At December 31, 2013, the Company had $10,000 of borrowing capacity under the Revolving Loans, all of which was available as no Revolving Loans were outstanding. As of December 31, 2013, the Company had $92,500 outstanding under the Term Loan.

Borrowings under the Energy Credit Agreement are collateralized by substantially all the assets of Steel Energy and its wholly-owned subsidiaries Sun Well, Rogue Pressure Services, Ltd. (Rogue), and Black Hawk, and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk. Borrowings under the Energy Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk.

The Energy Credit Agreement runs through July 2018, with the Term Loan amortizing in quarterly installments of $3,300 and a balloon payment due on the maturity date. Borrowings under the Energy Credit Agreement bear interest at annual rates of either (i) the Base Rate plus an applicable margin of 1.50% to 2.25% or (ii) LIBOR plus an applicable margin of 2.50% to 3.25%. The “Base Rate” is the greatest of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%. The applicable margin for both Base Rate and LIBOR is determined based on the leverage ratio calculated in accordance with the Energy Credit Agreement. LIBOR-based borrowings are available for interest periods of one, three, or six months. In addition, Steel Excel is required to pay commitment fees of between 0.375% and 0.50% per annum on the daily unused amount of the Revolving Loans.

The Energy Credit Agreement contains certain financial covenants, including (i) a leverage ratio not to exceed 3.00:1 for quarterly periods through June 15, 2015, 2.75:1 for quarterly periods through June 30, 2017, and 2.5:1 thereafter and (ii) a fixed charge coverage ratio of 1.15:1 for quarterly periods through December 31, 2016, and 1.25:1 thereafter. The Company was in compliance with all financial covenants as of December 31, 2013.

The Energy Credit Agreement also contains standard representations, warranties, and non-financial covenants. The repayment of the Term Loan can be accelerated upon (i) a change in control, which would include Steel Energy owning less than 100% of the equity of Sun Well or Rogue or SPLP owning, directly or indirectly, less than 35% of Steel Energy or (ii) other events of default, including payment failure, false representations, covenant breaches, and bankruptcy.

Steel Excel believes that its cash balances will be sufficient to satisfy its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Steel Excel anticipates making additional acquisitions and it may be required to use a significant portion of its available cash balances for such acquisitions or for working capital needs thereafter. The consummation of additional acquisitions, prevailing economic conditions, and financial, business and other factors beyond its control could adversely affect Steel Excel's estimates of its future cash requirements. As such, Steel Excel could be required to fund our cash requirements by alternative financing. In these instances, Steel Excel may seek to raise such additional funds through public or private equity or debt financings or from other sources. As a result, Steel Excel may not be able to obtain adequate or favorable equity financing, if needed, due in part to its shares of common stock currently trading on the OTCQB Market. Any equity financing we obtain may dilute existing ownership interests, and any debt financing could contain covenants that impose limitations on the conduct of Steel Excel's business. There can be no assurance that additional financing, if needed, would be available on terms acceptable to Steel Excel or at all.

WebBank

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations such as certificate of deposit maturities and to fund customer credit needs. WebBank had $90,452 and $66,938 in cash at the Federal Reserve Bank and in its Fed Funds account at its correspondent bank at December 31, 2013 and 2012, respectively. WebBank had $13,400 and $8,400 in lines of credit from its correspondent banks at December 31, 2013 and 2012, respectively. WebBank had $29,055 and $3,726 available from the Federal Reserve discount window at December 31, 2013 and 2012, respectively. WebBank had a total of $132,907 and $82,614 in cash, lines of credit, and access to the Federal Reserve Bank discount window at December 31, 2013 and 2012, respectively, which represents approximately 77% and 60%, respectively, of WebBank's total assets.

Contractual Commitments and Contingencies
Our consolidated contractual obligations as of December 31, 2013 are identified in the table below:

	Payments Due By Period
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter	Total
Debt Obligations	$26,683	$64,088	$159,267	$—	$250,038
Estimated interest expense (1)	7,582	14,013	3,848	—	25,443
Deposits (2)	87,319	30,887	—	—	118,206
Lease obligations	8,338	9,036	4,243	3,252	24,869
Uncertain tax positions (3)	104	—	—	—	104
Pension and other post-employment benefit plans	24,326	38,808	29,709	27,645	120,488
Total	$154,352	$156,832	$197,067	$30,897	$539,148
(1) The interest rates for the estimated interest expense were based on interest rates at December 31, 2013.
(2) Excludes interest.
(3) The Company is unable to predict the timing of payments related to uncertain tax positions.

Environmental Liabilities
Certain of BNS' and HNH's facilities are environmentally impaired. BNS and HNH have estimated their liability to remediate these sites to be $4,603 and $7,320, respectively, at December 31, 2013. For further discussion regarding these commitments, among others, see Note 21, “Commitments and Contingencies,” to the SPLP financial statements included elsewhere in this Form 10-K.
Deposits
Deposits at WebBank at December 31, 2013, and 2012 were as follows:

	2013	2012
Current	$87,319	$43,744
Long-term	30,887	34,865
Total	$118,206	$78,609
The increase in deposits at December 31, 2013 compared with 2012 is due to WebBank's strategic decision to increase its excess liquidity in relation to contractual lending programs and anticipated growth. The average original maturity for time deposits at December 31, 2013 was 22 months compared with 34 months at December 31, 2012. The following table details the maturity of time deposits as of December 31, 2013:

	Maturity
	< 3 Months	3 to 6 Months	6 to 12 Months	> 12 Months	Total
	(Dollars in Thousands)

Certificate of Deposits less than $100	$16,996	$4,286	$14,324	$27,909	$63,515
Certificate of Deposits of $100 or more	—	—	8,788	2,978	11,766
Total Certificates of Deposits	$16,996	$4,286	$23,112	$30,887	$75,281
Off-Balance Sheet Risk

It is not the Company's usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of HNH's Joining Materials business choose to do business on a “pool” basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in HNH's balance sheet. As of December 31, 2013, HNH's customer metal consisted of 247,103 ounces of silver, 576 ounces of gold, and 1,392 ounces of palladium.

SPLP uses the same credit policy in making commitments and conditional obligations as it does for on-balance sheet instruments.
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
At December 31, 2013 and 2012, WebBank's undisbursed loan commitments totaled $28,011 and $155,378, respectively. Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by WebBank upon extension of credit is based on management's credit evaluation of the borrower.
Critical Accounting Policies

A summary of our accounting policies is set forth in Note 2 - "Summary of Significant Accounting Policies" to the SPLP consolidated financial statements found elsewhere in this Form 10-K. In our view, the policies that involve the most subjective judgment or that have the potential to materially affect our financial statements are set forth below.
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
Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized holding gains or losses on the majority of available-for-sale securities are excluded from earnings and reported, until realized, in accumulated other comprehensive income (loss) as a separate component of SPLP partners' capital. Associated companies and other investments - related party are accounted for using the equity method of accounting. In applying the equity method for investments where the fair value option has not been elected, SPLP records the initial investment at cost and subsequently increases or decreases the investment by its proportionate share of the net income or loss of the investee. Dividends received from investees are recorded as reductions in the carrying value of the investment. For equity method investments which the Company has elected to measure at fair value, unrealized gains and losses are reported in the consolidated statement of operations as part of Income from equity method investments and include income (loss) of certain associated companies and Loss from other investments - related party.
Impairment of Investments
We evaluate our investments for impairment on a quarterly basis and disclose when appropriate if the potential for impairment exists. Our determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; U.S. GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. We consider a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, the ability and intent to hold investments to maturity, and other factors specific to the individual investment. Our assessment involves a high degree of judgment and accordingly, actual results may differ materially from those estimates and judgments.
Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability. Such factors may materially impact the fair value of our assets and liabilities. Based on their respective balances as of December 31, 2013, we estimate that in the event of a 10% adverse change in the fair values of our marketable securities and long-term investments, the fair values would decrease by approximately $17,850 and $29,500, respectively.
Impairment Testing
We review all of our long-lived assets, including goodwill and other intangible assets, for impairment indicators throughout the year and we perform impairment testing for goodwill and indefinite-lived assets annually and for all other long-lived assets whenever impairment indicators are present. If necessary, we record impairments of long-lived assets for the amount by which the fair value is less than the carrying value of these assets. For a description of our testing approaches see the "Goodwill, Intangibles and Long Lived Asset" section of Note 2 - "Summary of Significant Accounting Policies" to the SPLP financial statements found elsewhere in this Form 10-K.
Examples of events or circumstances that may be indicative of impairment include continuing adverse business conditions or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; or results of testing for recoverability of a significant asset group within a reporting unit. At December 31, 2013, the book value of goodwill was $106,768. During 2013 and 2012, there were goodwill impairments of $3,600 and $192 recorded by the Energy segment and no impairments of intangible assets. There were no impairments of goodwill or intangible assets in 2011.
Business Combinations
When we acquire a business, we allocate the purchase price to the assets acquired, liabilities assumed and any noncontrolling interests based on their fair values at the acquisition date. Significant judgment may be used to determine these fair values including the use of appraisals, discounted cash flow models, market value for similar purchases, or other methods applicable to the circumstances. The excess of any purchase price we pay over the fair value of the net assets acquired is recorded as Goodwill. If the fair value of the net assets exceeds the purchase price the excess is treated as a bargain purchase and recognized in income. Transaction costs are expensed as incurred.
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
In addition, long-lived assets recorded in a business combination such as property and equipment, intangible assets and goodwill may be deemed to be impaired in the future resulting in the recognition of an impairment loss. The assumptions and judgments made by the Company when recording business combinations will have an impact on reported results of operations in the future.
Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the "exit price") in an orderly transaction between market participants at the measurement date. Fair value measurements are classified into three levels based on the reliability of inputs as follows:

Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The valuation under this approach does not entail a significant degree of judgment (“Level 1”).

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic measures ("Level 2").

Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date ("Level 3").

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
Income Taxes
We converted into a limited partnership effective December 31, 2008. As a limited partnership, we are generally not responsible for federal and state income taxes and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. Our subsidiaries that are corporate subsidiaries are subject to federal and state income taxes. The table in Note 19 - “Income Taxes” to the SPLP consolidated financial statements, included elsewhere in this Form 10-K, reconciles a hypothetical calculation of federal income taxes based on the federal statutory rate of 35% applied to the (loss) / income from continuing operations before income taxes and associated companies. The tax effect of income passed through to common unitholders is subtracted from the hypothetical calculation.
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
When tax returns are filed, it is highly certain that most positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet, along with any associated interest and penalties that would be payable to the taxing authorities upon examination.
Recent Accounting Standards
See Note 2 - “Summary of Significant Accounting Policies" to the SPLP financial statements found elsewhere in this Form 10-K for information on recent accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In this “Quantitative and Qualitative Disclosure About Market Risk” section, all dollar amounts are in thousands, except for per share amounts.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our significant market risks are primarily associated with interest rates, equity prices and, to a lesser extent, derivatives. The following sections address the significant market risks associated with our business activities.
SPLP's quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management's opinion about the risk associated with the Company's financial instruments. These statements are based on certain assumptions with respect to market prices, interest rates and other industry-specific risk factors. To the extent these assumptions prove to be inaccurate, future outcomes may differ materially from those discussed herein.
Risks Relating to Investments
The Company's investments are primarily classified as marketable securities or long-term investments and are primarily recorded on the balance sheet at fair value. These investments are subject to equity price risk. The Company evaluates its investments for impairment on a quarterly basis. At December 31, 2013, marketable securities aggregated approximately $178,500, of which $95,300 represented mutual funds and corporate equities that are reported at fair value. A change in the equity price of these securities would result in a change in value of such securities in future periods.
Included in the Company's Long-term investments are available-for-sale equity securities, which are recorded in the balance sheet at an aggregate fair value of $131,861 (see Note 5 - "Investments" to the SPLP financial statements found elsewhere in this Form 10-K). A change in the equity price of these securities would result in a change in value of such securities in future periods.
The Company is also subject to equity price risk related to its associated company investments in ModusLink, SLI and JPS for which it has elected the fair value option. At December 31, 2013, these investments in associated companies are classified as Long-term investments in the consolidated balance sheets and are carried at a total fair value of $131,061 (see Note 5 - "Investments" to the SPLP financial statements found elsewhere in this Form 10-K).
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
WebBank currently focuses lending efforts toward originating competitively priced adjustable-rate or fixed-rate loan products with short to intermediate terms to maturity, generally 7 years or less. This theoretically allows WebBank to maintain a portfolio of loans that will have relatively little sensitivity to changes in the level of interest rates, while providing a reasonable spread to the cost of liabilities used to fund the loans.

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
WebBank measures interest rate sensitivity as the difference between amounts of interest earning assets and interest-bearing liabilities that mature or reprice within a given period of time. The difference provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. If the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, then the bank is considered to be asset sensitive. If the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets, then the bank is considered to be liability sensitive. In a rising interest rate environment, an institution that is asset sensitive would be in a better position than an institution that is liability sensitive because the yield on its assets would increase at a faster pace than the cost of its interest bearing liabilities. During a period of falling interest rates, however, an institution that is asset sensitive would tend to have its assets reprice at a faster rate than its liabilities, which would tend to reduce the growth in its net interest income. The opposite is true if the institution is liability sensitive.
WebBank’s Board of Directors and relevant government regulations establish limits on the level of acceptable interest rate risk at WebBank, to which management adheres. There can be no assurance, however, that, in the event of an adverse change in interest rates, WebBank’s efforts to limit interest rate risk will be successful.
HNH
At HNH, the fair value of cash and cash equivalents, receivables, short-term borrowings and accounts payable approximate their carrying values and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments or the variable nature of underlying interest rates.
At December 31, 2013, HNH's portfolio of long-term debt was comprised primarily of variable rate instruments. Accordingly, the fair value of such instruments may be relatively sensitive to effects of interest rate fluctuations. An increase or decrease in interest expense from a 1% change in interest rates would be approximately $1,000 on an annual basis based on HNH's debt outstanding as of December 31, 2013. In addition, the fair value of such instruments is also affected by investors' assessments of the risks associated with industries in which HNH operates, as well as its overall creditworthiness and ability to satisfy such obligations upon their maturity.
To manage their interest rate risk exposure and fulfill a requirement of H&H Group's Senior Credit Facility, HNH entered into two interest rate swap agreements to reduce our exposure to interest rate fluctuations. The terms of these agreements are described in Note 14 - "Debt and Capital Lease Obligations" to the SPLP financial statements found elsewhere in this From 10-K.
A reduction in long-term interest rates could materially increase HNH's cash funding obligations to the WHX Pension Plan.
Steel Excel
Steel Excel is exposed to interest rate risk in connection with its borrowings under a credit facility that aggregated $92,500 at December 31, 2013. Interest rates on funds borrowed under the credit facility vary based on changes to the prime rate, LIBOR, or the Federal funds rate. A change in interest rates of 1.0% would result in an annual change in income before taxes of $925 based on the outstanding balance under the credit facility at December 31, 2013.
Steel Excel is also exposed to interest rate risk related to certain of its investments in marketable securities. At December 31, 2013, Steel Excel's marketable securities aggregated $178,500, of which $84,100 represented corporate obligations, commercial paper, and United States government securities that pay a fixed rate of interest and are reported at fair value. A change in interest rates would result in a change in the value of such securities in future periods. Although a change in interest rates in future periods will not affect the amount of interest income earned on the specific securities held at

December 31, 2013, a change in interest rates of 1.0% would result in an annual change in income before taxes of $800 in future periods if comparable amounts were invested in similar securities.
Risks Relating to Commodity Prices
In the normal course of business, HNH and its subsidiaries are exposed to market risk or price fluctuations related to the purchase of natural gas, electricity, precious metals, steel products and certain non-ferrous metals used as raw materials. HNH is also exposed to the effects of price fluctuations on the value of its commodity inventories, specifically, its precious metal inventory. The raw materials and energy which we use are largely commodities, subject to price volatility caused by changes in global supply and demand and governmental controls.
HNH's market risk strategy has generally been to obtain competitive prices for its products and services, sourced from more than one vendor, and allow operating results to reflect market price movements dictated by supply and demand.
HNH enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts. Futures and forward contracts are the derivatives used for this objective. Certain of these derivatives are not designated as accounting hedges under Accounting Standards Codification Subtopic 815-10, Derivatives and Hedging. As of December 31, 2013, HNH had entered into futures contracts, with settlement dates ranging from February 2014 to March 2014, for silver with a total value of $12,600, for gold with a total value of $1,200, for copper with a total value of $1,200 and for tin with a total value of $900.
Certain customers and suppliers of HNH choose to do business on a “toll” basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in HNH's balance sheet. As of December 31, 2013, HNH's customer metal consisted of 247,103 ounces of silver, 576 ounces of gold, and 1,392 ounces of palladium. As of December 31, 2012, HNH’s customer metal consisted of 208,433 ounces of silver, 541 ounces of gold, and 1,399 ounces of palladium.
To the extent that we have not mitigated our exposure to rising raw material and energy prices, we may not be able to increase our prices to our customers to offset such potential raw material or energy price increases, which could have a material adverse effect on our results of operations and operating cash flows.

Risks Relating to Foreign Currency Exchange
The Company, primarily through its HNH subsidiary, manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Asia, Europe, Canada and Mexico. The Company is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. The Company and HNH have not generally used derivative instruments to manage these specific risks. For the years ended December 31, 2013, 2012, and 2011, the Company incurred losses from foreign currency financial instruments of $174, $787 and $4,903, respectively. Financial instruments include amounts payable in foreign currencies of $25,090 and $24,742 at December 31, 2013 and 2012, primarily relating to the British Pound, which are subject to the risk of exchange rate changes. These financial instruments are collateralized by an equivalent amount included in restricted cash and have no maturity date.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Steel Partners Holdings L.P.
New York, New York

We have audited the accompanying consolidated balance sheet of Steel Partners Holdings L.P. and subsidiaries (the "Company") as of December 31, 2013 and the related consolidated statements of operations, comprehensive income, changes in capital and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steel Partners Holdings L.P. and subsidiaries at December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steel Partners Holdings L.P.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Steel Partners Holdings L.P.
New York, New York
We have audited Steel Partners Holdings L.P.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steel Partners Holdings L.P.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Steel Partners Holdings L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Steel Partners Holdings L.P. as of December 31, 2013 and the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows for the year then ended, and our report dated March 12, 2014 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
New York, New York
March 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Steel Partners Holdings, L.P.
We have audited the accompanying consolidated balance sheets of Steel Partners Holdings, L.P. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in capital, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Steel Excel Inc. and Subsidiaries (from May 31, 2012, date of consolidation through December 31, 2012), WebFinancial Holding Corporation and WF Asset Corp., which statements reflect total assets constituting $563 million, , of the consolidated total assets as of December 31, 2012, and total revenues of $93.6 million, and $15.1 million, respectively, of the consolidated total revenues for the two years then ended. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Steel Excel Inc. and Subsidiaries, WebFinancial Holding Corporation and WF Asset Corp., is based solely on the reports of the other auditors.
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
In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steel Partners Holdings, L.P. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.
GRANT THORNTON LLP

New York, New York
March 21, 2013 (except Note 4, as to which the date is March 12, 2014)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Steel Excel, Inc.
San Ramon, California

We have audited the consolidated balance sheet of Steel Excel Inc. (formerly ADPT Corporation) as of December 31, 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended (not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steel Excel Inc. at December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
San Jose, California
March 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
WebFinancial Holding Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of WebFinancial Holding Corporation and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, equity and cash flows for the years then ended. WebFinancial Holding Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WebFinancial Holding Corporation as of December 31, 2012 and 2011and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                /s/HANSEN, BARNETT & MAXWELL P.C.

Salt Lake City, Utah
February 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
WF Asset Corp

We have audited the accompanying consolidated balance sheets of WF Asset Corp as of December 31,
2012 and 2011 and the related consolidated statements of operations, equity and cash flows for the years then ended. WF Asset Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WF Asset Corp as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/HANSEN, BARNETT & MAXWELL P.C.
Salt Lake City, Utah
February 21, 2013

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands except common units)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$203,980	$198,027
Restricted cash	26,340	28,180
Marketable securities	178,485	199,128
Trade and other receivables (net of allowance for doubtful accounts of $1,981 in 2013 and $2,004 in 2012)	102,413	84,014
Receivable from related parties	1,050	145
Loans receivable, net	26,360	51,899
Inventories, net	66,639	48,823
Deferred tax assets - current	21,722	24,029
Prepaid and other current assets	16,555	13,780
Assets of discontinued operations	4,406	45,850
Total current assets	647,950	693,875
Long-term loans receivable, net	49,956	16,216
Goodwill	106,768	63,622
Other intangibles, net	134,217	125,912
Deferred tax assets - non-current	33,096	77,101
Other non-current assets	43,013	24,186
Property, plant and equipment, net	211,150	177,582
Long-term investments	295,440	199,865
Total Assets	$1,521,590	$1,378,359

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands except common units)
(continued)

	December 31, 2013	December 31, 2012
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$39,273	$33,984
Accrued liabilities	45,349	45,405
Financial instruments	25,090	24,742
Deposits	87,319	43,744
Payable to related parties	2,572	2,716
Short-term debt	650	1,124
Current portion of long-term debt	26,033	13,025
Deferred tax liabilities - current	3,045	1,022
Other current liabilities	4,586	4,629
Liabilities of discontinued operations	1,138	9,160
Total current liabilities	235,055	179,551
Long-term deposits	30,887	34,865
Long-term debt	223,355	140,065
Accrued pension liability	143,705	217,141
Deferred tax liabilities - non-current	3,218	5,736
Other liabilities	12,710	24,254
Total Liabilities	648,930	601,612
Commitments and Contingencies	—	—
Capital:
Partners’ capital common units: 31,129,065 and 30,786,100 issued and outstanding (after deducting 5,373,241 and 4,154,371 held in treasury, at cost of $78,977 and $63,181) at December 31, 2013 and December 31, 2012, respectively	574,998	545,206
Accumulated other comprehensive income (loss)	41,584	(17,862)
Total Partners’ Capital	616,582	527,344
Noncontrolling interests in consolidated entities	256,078	249,403
Total Capital	872,660	776,747
Total Liabilities and Capital	$1,521,590	$1,378,359

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(in thousands except common units and per common unit data)

	Year Ended December 31,
	2013	2012	2011
Revenue
Diversified industrial net sales	$655,224	$579,528	$579,764
Energy net sales	120,029	92,834	32,984
Financial services revenue	28,185	21,155	14,921
Investment and other income	665	2,347	867
Net investment gains (losses)	1,071	15,722	(4,352)
Total revenue	805,174	711,586	624,184
Costs and expenses
Cost of goods sold	556,374	470,885	440,965
Selling, general and administrative expenses	216,092	169,776	137,797
Impairment charges	2,689	1,602	1,505
Finance interest expense	698	1,176	1,571
(Recovery of) provision for loan losses	(80)	(415)	8
Interest expense	5,786	13,429	12,424
Realized and unrealized (gain) loss on derivatives	(1,195)	(1,352)	397
Deferred fee liability to related party - increase (decrease)	—	11,448	(6,107)
Other (income) loss	(2,093)	609	(7,808)
Total costs and expenses	778,271	667,158	580,752
Income from continuing operations before income taxes and equity method income (loss)	26,903	44,428	43,432
Income tax provision (benefit)	10,244	16,833	(64,968)
Income from equity method investments and investments held at fair value:
Income (Loss) of associated companies, net of taxes	27,786	14,204	(13,823)
Loss from other investments - related party	(271)	(8,329)	(15,743)
Income (Loss) from investments held at fair value	811	18,967	(183)
Net income from continuing operations	44,985	52,437	78,651
Discontinued operations:
(Loss) Income from discontinued operations, net of taxes	(6,838)	4,165	1,655
Gain on sale of discontinued operations, net of taxes	6,673	7,163	971
(Loss) Income from discontinued operations	(165)	11,328	2,626
Net income	44,820	63,765	81,277
Net income attributable to noncontrolling interests in consolidated entities:
Continuing operations	(26,245)	(17,575)	(44,641)
Discontinued operations	885	(5,172)	(1,167)
	(25,360)	(22,747)	(45,808)
Net income attributable to common unitholders	$19,460	$41,018	$35,469
Net income per common unit - basic
Net income from continuing operations	$0.63	$1.17	$1.35
Net income from discontinued operations	0.02	0.21	0.06
Net income attributable to common unitholders	$0.65	$1.38	$1.41
Net income per common unit - diluted
Net income from continuing operations	$0.61	$1.17	$0.94
Net income from discontinued operations	0.02	0.21	0.05
Net income attributable to common unitholders	$0.63	$1.38	$0.99
Weighted average number of common units outstanding - basic	29,912,993	29,748,746	25,232,985
Weighted average number of common units outstanding - diluted	30,798,113	29,774,527	29,669,582

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$44,820	$63,765	$81,277
Other comprehensive income (loss), net of tax:
Unrealized gains on available for sale securities, net of tax (a)	44,193	8,337	14,114
Currency translation adjustments	(2,812)	(477)	(4,896)
Change in net pension liability and post-retirement benefit obligations, net of tax (b)	39,147	(32,881)	(56,045)
Other comprehensive income (loss)	80,528	(25,021)	(46,827)
Comprehensive income	125,348	38,744	34,450
Comprehensive income attributable to non-controlling interests	(46,442)	(3,851)	(18,480)
Comprehensive income attributable to common unit holders	$78,906	$34,893	$15,970

(a) Includes a net tax provision of $6,565, a net tax benefit of $5,826 and net tax provision of $3,014 for the twelve months ended December 31, 2013, 2012 and 2011, respectively.

(b) Includes a net tax provision of $28,773, for the twelve months ended December 31, 2013 and a net tax benefit of $16,635 and $30,273, for the twelve months ended 2012 and 2011, respectively.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$44,820	$63,765	$81,277
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net investment (gains) losses	(1,071)	(15,722)	4,352
(Recovery of) Provision for loan losses	(80)	(415)	8
(Income) loss of associated companies	(27,786)	(14,204)	13,823
Loss from other investments - related party	271	8,329	15,743
(Income) Loss from investments held at fair value	(811)	(18,967)	183
Gain on sale of discontinued operations	(6,673)	(7,163)	(971)
Deferred income taxes	5,720	15,966	16,340
Income tax benefit from release of deferred tax valuation allowance	(7,236)	(5,500)	(82,731)
Non-cash income from derivatives	1,051	(1,379)	(811)
Accrued interest not paid in cash	—	(125)	1,802
Depreciation and amortization	35,351	27,341	20,738
Loss (gain) on extinguishment of debt	1,782	—	(189)
Amortization of debt related costs	852	2,551	2,216
Reclassification of net cash settlements on derivative instruments	(2,346)	(193)	1,047
Stock based compensation	34,282	7,452	4,509
Impairment charges	2,689	1,602	1,505
Bargain purchase gain	—	—	(8,978)
Other	(2,439)	2,237	(814)
Net change in operating assets and liabilities:
Receivables	4,889	14,519	(9,799)
Receivables from related parties	(797)	428	1,347
Inventories	2,324	(117)	380
Prepaid and other assets	(806)	1,463	676
Accounts payable, accrued and other liabilities	(20,255)	(13,893)	(30,137)
Payable to related parties	(136)	(3,745)	660
Increase (decrease) in deferred fee liability to related party	—	11,448	(6,107)
Net decrease (increase _in loans held for sale	26,379	(20,142)	(18,460)
Net cash provided by (used in) operating activities of discontinued operations	4,978	9,962	(2,121)
Net cash provided by operating activities	94,952	65,498	5,488
Cash flows from investing activities:
Purchases of investments	(242,238)	(216,669)	(187,459)
Proceeds from sales of investments	104,545	263,334	46,220
Net increase in time deposits placed and other short-term investments	—	—	851
Maturities of marketable securities	146,491	—	—
Net (increase) decrease in loans receivable	(34,619)	(3,796)	2,447
Purchases of property and equipment	(25,367)	(35,682)	(20,712)
Reclassification of restricted cash	(1,554)	(1,006)	119,962
Net cash settlements on derivative instruments	2,346	193	(1,047)
Proceeds from sale of assets	1,081	7,731	1,648
Acquisitions, net of cash acquired	(130,528)	29,941	(35,751)
Purchases of subsidiary shares from noncontrolling interests	(917)	(5,452)	(8,827)
Investments in associated companies	(36,018)	(16,628)	(23,072)
Proceeds from sales of discontinued operations	45,334	33,505	26,532
Net cash used in investing activities of discontinued operations	(102)	(574)	(1,466)
Other	617	(666)	(388)
Net cash (used in) provided by investing activities	(170,929)	54,231	(81,062)

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Common unit cash distributions	—	—	(29,868)
Proceeds from term loans	105,000	116,838	67,981
Repurchases of Subordinated Notes	(11,323)	(10,847)	—
Net revolver borrowings	30,950	(23,849)	(18,785)
Net borrowings of term loans - foreign	—	1,547	—
Repayments of term loans - foreign	(3,517)	—	(707)
Repayments of term loans - domestic	(27,158)	(95,833)	(26,874)
Return of capital paid to noncontrolling interest holders	—	(10,316)	—
Subsidiary's purchases of their treasury stock	(50,144)	(2,776)	—
Purchases of treasury units	(106)	—	—
Deferred finance charges	(2,139)	(2,743)	(2,395)
Net change in overdrafts	1,761	(1,365)	95
Net increase (decrease) in deposits	39,567	(16,273)	33,189
Net cash used in financing activities of discontinued operations	—	—	(219)
Other	(834)	(3,380)	(225)
Net cash provided by (used in) financing activities	82,057	(48,997)	22,192
Net change for the period	6,080	70,732	(53,382)
Effect of exchange rate changes on cash and cash equivalents	(127)	268	(275)
Cash and cash equivalents at beginning of period	198,027	127,027	180,684
Cash and cash equivalents at end of period	$203,980	$198,027	$127,027
Cash paid during the period for:
Interest	$12,103	$13,185	$13,591
Taxes	$16,720	$6,611	$5,053
Non-cash investing activities:
Reclassification of investment in associated company to cost of an acquisition	$—	$137,532	$34,066
Net (increase) decrease in restricted cash from purchase of foreign currency financial instruments	$(377)	$(1,006)	$114,087
Net transfers between loans and other assets	$119	$—	$569
Purchase of equipment through capital lease obligations	$—	$—	$969
Non-cash financing activities:
Sale of property for mortgage note receivable	$—	$842	$—
Common units issued for directors compensation	$—	$—	$275

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(in thousands except common units and treasury units)

	Steel Partners Holdings L.P. Common Unit Holders
	Common	Treasury Units		Partners’	Accumulated Other Comprehensive	Total Partners'	Non-controlling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Income (Loss)	Capital	Entities	Capital
Balance at December 31, 2010	27,977,584	(2,726,030)	$(47,107)	$397,970	$7,762	$405,732	$24,580	$430,312
Units issued	14,180			275		275	—	$275
Net income				35,469		35,469	45,808	81,277
Unrealized loss on available-for-sale investments					11,831	11,831	2,283	14,114
Currency translation adjustment					(3,502)	(3,502)	(1,394)	(4,896)
Change in net pension and other benefit obligations					(35,149)	(35,149)	(28,217)	(63,366)
Change in net pension and retiree medical liability					7,321	7,321	—	7,321
DGT acquisition							22,670	22,670
Purchases of treasury units		(82,695)	(992)	(992)		(992)	—	(992)
Issuance of subsidiary shares							3,088	3,088
Purchase of subsidiary shares from noncontrolling interests				(4,632)		(4,632)	(4,195)	(8,827)
Other, net				(556)		(556)	—	(556)
Balance at December 31, 2011	27,991,764	(2,808,725)	(48,099)	427,534	(11,737)	415,797	64,623	480,420
Net income				19,460		41,018	22,747	63,765
Unrealized gain on available-for-sale investments					12,170	12,170	(3,833)	8,337
Currency translation adjustment					(214)	(214)	(263)	(477)
Changes in pension liabilities and post-retirement benefit obligations					(18,081)	(18,081)	(14,800)	(32,881)
Deferred fee liability settlement	6,939,647			70,195		70,195	—	70,195
Vesting of restricted units	9,060					—	—	—
Steel Excel acquisition						—	189,598	189,598
Return of capital to noncontrolling interest holders						—	(10,316)	(10,316)
Excess of fair value received over carrying value of Sun Well in the Steel Excel acquisition				22,278		22,278	3,959	26,237
Subsidiary's purchases of the Company's common units		(1,345,646)	(15,082)	(15,082)		(15,082)	—	(15,082)
Purchases of subsidiary shares, net of issuances				(3,223)		(3,223)	(2,237)	(5,460)
Other, net				2,486		2,486	(75)	2,411
Balance at December 31, 2012	34,940,471	(4,154,371)	$(63,181)	545,206	(17,862)	527,344	249,403	776,747
Net income				19,460		19,460	25,360	44,820
Unrealized gain on available-for-sale investments					39,422	39,422	4,771	44,193
Currency translation adjustment					(1,504)	(1,504)	(1,308)	(2,812)
Changes in pension liabilities and post-retirement benefit obligations					21,528	21,528	17,619	39,147
Acquisition by subsidiary						—	2,896	2,896
Incentive units and vesting of restricted units	1,561,835			26,957		26,957	—	26,957
Equity compensation - subsidiaries				4,391		4,391	3,547	7,938
Subsidiary's purchases of the Company's common units		(1,212,855)	(15,690)	(15,690)		(15,690)	—	(15,690)
Purchases of treasury units		(6,015)	(106)	(106)		(106)	—	(106)
Subsidiary's purchases of their treasury stock				(3,553)		(3,553)	(46,591)	(50,144)
Purchases of subsidiary shares from noncontrolling interests				(1,299)		(1,299)	383	(916)
Other, net				(368)		(368)	(2)	(370)
Balance at December 31, 2013	36,502,306	(5,373,241)	$(78,977)	$574,998	$41,584	$616,582	$256,078	$872,660

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of the Business
Steel Partners Holdings L.P. ("SPLP" or the "Company") is a global diversified holding company that engages in multiple businesses, including diversified industrial products, energy, defense, supply chain management and logistics, banking, food products and services, oilfield services, sports, training, education, and the entertainment and lifestyle industries.
The Company works with its businesses to increase corporate value for all stakeholders and shareholders by utilizing Steel Partners Operational Excellence programs, the Steel Partners Purchasing Council, Steel Partners Corporate Services, balance sheet improvements, capital allocation policies and growth initiatives. All of the Company's programs are focused on helping SPLP companies strengthen their competitive advantage and increase their profitability, while enabling them to achieve operational excellence and enhanced customer satisfaction.
SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other which are managed separately and offer different products and services. For additional details related to the Company's reportable segments see Note 18 - "Segment Information."
Steel Partners Holdings GP Inc. (“SPH GP”), a Delaware corporation, is the general partner of SPLP and is wholly-owned by SPLP. The Company is managed by SP General Services LLC (the “Manager”), pursuant to the terms of an amended and restated management agreement (the “Management Agreement”) discussed in further detail in Note 13 - "Related party Transactions".
Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority or wholly-owned subsidiaries, which include the following:

	Ownership as of December 31,
	2013	2012
BNS Holding, Inc. ("BNS") and BNS Liquidating Trust ("BNS Liquidating Trust") (a)	84.9%	84.9%
DGT Holdings Corp. ("DGT") (b)	76.7%	59.2%
Handy & Harman Ltd. ("HNH")	54.9%	54.3%
SPH Services, Inc. ("SPH Services")	100.0%	100.0%
Steel Excel Inc. ("Steel Excel")	55.1%	51.2%
WebFinancial Holding Corporation ("WebFinancial")	100.0%	100.0%
(a) In 2011, BNS changed its fiscal year end from October 31 to December 31. The twelve months ended December 31, 2011 includes two additional months for BNS, November and December of 2010.
(b) DGT’s financial statements are recorded on a two-month lag, and as a result the balance sheet and statement of operations as of and for the twelve months ended December 31, 2013 includes DGT’s activity as of and for its twelve months ended October 27, 2013.

Acquired companies are presented from their dates of acquisition (see Note 3 - “Acquisitions”). Significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for businesses that have been disposed of are eliminated from the results of the Company's continuing operations and classified as discontinued operations for each period presented in the Company's consolidated income statement. Similarly, the assets and liabilities of such businesses are reclassified from continuing operations and presented as discontinued operations for each period presented in the Company's consolidated balance sheet. Businesses are reported as discontinued operations when the Company no longer has continuing involvement in their operations and no longer has significant continuing cash flows from their operation. See note 4 - "Discontinued Operations" for additional information.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Certain prior period amounts in the Consolidated Statements of Operations, Balance Sheets and Statement of Cash Flows have been reclassified to conform to the comparable 2013 presentation.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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
Cash and Cash Equivalents
Cash and cash equivalents include cash and deposits in depository institutions, financial institutions and banks. Cash at December 31, 2013 and 2012 also includes $1,483 and $3,022, respectively, of WebBank Federal Funds sold. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents exclude amounts where availability is restricted by loan agreements or other contractual provisions. Cash equivalents are stated at cost, which approximates market. There is a significant concentration of cash that, during the periods presented, exceeded the federal deposit insurance limits and exposed the Company to credit risk. SPLP does not anticipate any losses due to this concentration of cash at December 31, 2013.
Restricted Cash
Restricted cash primarily represents cash collateral for foreign currency forward positions (see Note 7 - "Financial Instruments" for additional information). Restricted cash is reported separately as a current asset in the consolidated balance sheets at December 31, 2013 and 2012.
Trade Accounts Receivable and allowance for Doubtful Accounts
The Company’s subsidiaries extend credit to customers in the normal course of business. Collateral is not generally required for trade accounts receivable. Allowances for accounts that may become uncollectible are made and such amounts are charged to the statement of operations. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer, historical experience, credit quality, whether any amounts are currently past due, the length of time accounts may be past due, previous loss history and management’s determination of a customer’s current ability to pay its obligations. Trade accounts receivable balances are charged off against the allowance when it is determined that the receivable will not be recovered, and payments subsequently received on such receivables are credited to recovery of accounts written off. Interest is generally not charged on past due receivables. The Company believes that the credit risk with respect to trade accounts receivable is limited due to this credit evaluation process, the allowance for doubtful accounts that has been established, and the diversified nature of its customer base. As of December 31, 2013, the top 10 of the Company's largest customer balances accounted for 23% of the Company's trade receivables.
Loans Receivable
WebBank grants commercial and consumer loans to customers. Loans that WebBank has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, an allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield. The accrual of interest on loans is generally discontinued at the time the

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

loan is 90 days delinquent unless the credit is well-secured and in process of collection. Loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
Investments
Debt and Equity Securities
SPLP determines the appropriate classifications of its investments in debt and equity securities at the acquisition date and re-evaluates the classifications at each balance sheet date. SPLP classifies its investments as held-to-maturity or available-for-sale. Held-to-maturity investments are carried at amortized cost. All other securities are classified as available-for-sale, which are recorded at estimated fair value with unrealized holding gains or losses excluded from earnings and reported, until realized, in accumulated other comprehensive income (loss) as a separate component of partners' capital.
Dividend and interest income are recognized when earned. Realized gains and losses on securities are included in earnings and are derived using the specific-identification method. Commission expense is recorded as a reduction of sales

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

proceeds on investment sales. Commission expense on purchases is included in the cost of investments in the consolidated balance sheets.
Other Than Temporary Impairment
If the Company believes a decline in the market value of any available-for-sale or held-to-maturity security below cost is other than temporary, a loss is charged to earnings, which establishes a new cost basis for the security. Impairment losses are included in Asset impairment charges in the consolidated statements of operations. SPLP's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; U.S. GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, the ability and intent to hold investments to maturity, and other factors specific to the individual investment. SPLP's assessment involves a high degree of judgment and accordingly, actual results may differ materially from those estimates and judgments.
Equity Method Investments
SPLP uses the equity method of accounting for investments where it has the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. Significant influence is generally presumed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee's board of directors, are considered in determining whether the equity method of accounting is appropriate. For the equity method investments where the fair value option has not been elected, SPLP records the investment at cost and subsequently increases or decreases the investment by its proportionate share of the net income or losses and other comprehensive income of the investee. Dividends received from investees are recorded as reductions in the carrying value of the investment. For equity method investments where the fair value option has been elected, unrealized gains and losses are reported in the consolidated statement of operations as part of income (loss) from equity method investments and includes income (loss) of certain associated companies and income (loss) from other investments - related party. In applying the equity method with respect to investments previously accounted for as available-for-sale, and if the fair value option has not been elected, the carrying value of the investment is adjusted as if the equity method had been applied from the time the investment was first acquired.
Variable Interest Entities
For each Variable Interest Entity (“VIE”) in which it holds a variable interest, the Company initially determines whether it is the primary beneficiary of the VIE by performing a quantitative and qualitative analysis of the Company's obligation to absorb expected losses and its right to receive expected residual benefits of the VIE and evaluating the VIE's capital structure, the contractual terms affecting the management and operation of the VIE, related party relationships of SPLP, and which interests create and absorb variability. The determination of whether the Company is the primary beneficiary of each variable interest entity is reviewed upon the occurrence of certain reconsideration events.
The Company holds variable interests in each series of the SPII Liquidating Trust (see Note 5 - “Investments"). The purpose of the SPII Liquidating Trust is to effect the orderly liquidation of certain assets previously held by SPII. The Company determined that each VIE in which it held a variable interest since January 1, 2010 met the deferral criteria of Accounting Standards Codification ("ASC") 810. Accordingly, these VIEs will continue to be assessed under the overall guidance on the consolidation of VIEs or other applicable guidance.

The Company has determined that it is not the primary beneficiary of any series of the SPII Liquidating Trust because it does not absorb a majority of the expected losses or receive a majority of the expected residual returns based on its equity ownership interests in each of the series. In addition, there are no related parties of SPLP that, when considered together as a group, would cause the Company and its related party group to absorb a majority of expected losses or receive a majority of the expected residual returns. There are also no other contractual arrangements that would cause the Company to absorb a majority of the expected losses or receive a majority the expected residual returns. The Company also does not have a defacto agency relationship with any series of the SPII Liquidating Trust.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for certain precious metal inventory held in the United States. Non-precious metal inventories and remaining precious metal inventory are stated at the lower of cost (determined by the first-in, first-out method or average cost method) or market. For precious metal inventory, no segregation among raw materials, work in process and finished products is practicable.
Non-precious metal inventories are evaluated for estimated excess and obsolescence based upon assumptions about future demand and market conditions and are adjusted accordingly. If actual market conditions are less favorable than those projected, write-downs may be required.
Derivatives and Risks
Precious Metals Risk
H&H's precious metal and commodity inventories are subject to market price fluctuations. H&H enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts. The Company's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price increases in these commodities or markets could negatively impact H&H's earnings. H&H does not enter into derivatives or other financial instruments for trading or speculative purposes. H&H accounts for these contracts as either fair value hedges or economic hedges under the guidance in ASC 815, Derivatives and Hedging.
Fair Value Hedges. The fair values of these derivatives are recognized as derivative assets and liabilities on the consolidated balance sheet. The net change in fair value of the derivative assets and liabilities and the change in the fair value of the underlying hedged inventory are recognized in the consolidated income statement, and such amounts principally offset each other due to the effectiveness of the hedges. The fair value hedges are associated primarily with HNH's precious metal inventory carried at fair value.
Economic Hedges. As these derivatives are not designated as accounting hedges under ASC 815, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market and both realized and unrealized gains and losses are recorded in current period earnings in the consolidated income statement. The economic hedges are associated primarily with the Company's precious metal inventory valued using the LIFO method.
Interest Rate Risk

HNH enters into interest rate swap agreements in order to economically hedge a portion of its debt, which is subject to variable interest rates. As these derivatives are not designated as accounting hedges under U.S. GAAP, they are accounted for as derivatives with no hedge designation. HNH records the expense (or gain) both from the mark-to-market adjustments and net settlements in interest expense in the consolidated income statement as the hedges are intended to offset interest rate movements.
Financial Instruments/Foreign Currency Exchange Rate Risk
Financial instruments include amounts payable denominated in foreign currency and option contracts on equity securities. These financial instruments are valued at fair value with changes in fair value reported in net investment gains (losses) in the consolidated statements of operations. The foreign exchange instruments resulted from transactions entered into by SPLP for risk management purposes, are collateralized by an equivalent amount included in restricted cash and have no maturity date. HNH is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. HNH has not generally used derivative instruments to manage this risk.
Goodwill and Other Intangibles, net
Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized. Intangible assets with finite lives are amortized over their estimated useful lives.
Property, Plant and Equipment

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
Impairment Testing
All of the Company's long-lived assets, including goodwill and other intangible assets, are reviewed for impairment indicators throughout the year. Impairment testing is performed for goodwill and indefinite-lived assets annually and for all other long-lived assets whenever impairment indicators are present. The Company also estimates the depreciable lives of property, plant and equipment, and reviews the assets for impairment if events, or changes in circumstances, indicate that we may not recover the carrying amount of an asset. Long-lived assets consisting of land and buildings used in previously operating businesses are carried at the lower of cost or fair value and are included primarily in other non-current assets on the consolidated balance sheet. A reduction in the carrying value of such long-lived assets used in previously operating businesses is recorded as an asset impairment charge in the consolidated statement of operations.
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
Goodwill Impairment Testing
The testing of goodwill for impairment is performed at a level referred to as a reporting unit. Goodwill is allocated to each reporting unit based on actual goodwill valued in connection with each business combination consummated within each reporting unit.
If a two-step quantitative impairment test is performed, Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values, including goodwill. Estimating the reporting unit's fair value is based upon consideration of various valuation methodologies, including an income approach and market approach, as further described below. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, Step 2 of the goodwill impairment test is performed to determine the amount of impairment loss. Step 2 of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill against the carrying value of that goodwill.  In performing the first step of the impairment test, the Company also reconciles the aggregate estimated fair value of its reporting units to its enterprise value (which may include a control premium).
Accounting Standards Update ("ASU") 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the two-step quantitative impairment test discussed above; otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit is the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.
Impairment Testing of Indefinite-Lived Intangible Assets
For intangible assets with indefinite lives, the Company calculates fair value using a discounted cash flow approach that requires significant management judgment with respect to future revenue and expense growth rates, changes in working capital use, inflation and the selection of an appropriate discount rate. Any excess of carrying value over the estimated fair value is recognized as an impairment loss.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Accounting Standards Update ("ASU") 2012-02 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of indefinite-lived intangible assets is less than their carrying amounts. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to calculate the fair value as described above; otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to a quantitative impairment test. The ultimate outcome of the impairment testing is the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the quantitative impairment test.
Testing Approaches
The income approach is based on a discounted cash flow analysis ("DCF") and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from our analysis of peer companies and considered the industry weighted-average return on debt and equity from a market participant perspective.
A market approach values a business by considering the prices at which shares of capital stock, or related underlying assets, of reasonably comparable companies are trading in the public market, or the transaction price at which similar companies have been acquired.
Relative weights are then given to the results of each of these approaches, based on the facts and circumstances of the business being valued. The use of multiple approaches (income and market approaches) is considered preferable to a single method. The Company gives more weight to the income approach because it generally provides a reliable estimate of value for an ongoing business which has a reliable forecast of operations, and suitable comparable public companies are generally not available to be used under the market approach.
Business Combinations
When the Company acquires a business, it allocates the purchase price to the assets acquired, liabilities assumed and any noncontrolling interests based on their fair values at the acquisition date. Significant judgment may be used to determine these fair values including the use of appraisals, discounted cash flow models, market value for similar purchases, or other methods applicable to the circumstances. The excess of any purchase price we pay over the fair value of the net assets acquired is recorded as Goodwill. If the fair value of the net assets exceeds the purchase price the excess is treated as a bargain purchase and recognized in income. Transaction costs are expensed as incurred.
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
In addition, long-lived assets recorded in a business combination such as property and equipment, intangible assets and goodwill may be deemed to be impaired in the future resulting in the recognition of an impairment loss. The assumptions and judgments made by the Company when recording business combinations will have an impact on reported results of operations in the future.
Revenue Recognition
HNH recognizes revenue when the title and risk of loss has passed to the customer, the price is fixed or determinable and collection is reasonably assured. This condition is normally met when product has been shipped or the service performed. An allowance is provided for estimated returns and discounts based on experience. Cash received from customers prior to shipment of goods, or otherwise not yet earned, is recorded as deferred revenue. Rental revenues are derived from the rental of production facilities and certain equipment to the food industry where customers prepay for the rental period - usually 3 to 6 month periods. For prepaid rental contracts, sales revenue is recognized on a straight-line basis over the term of the contract. Service revenues consist of repair and maintenance work performed on equipment used at mass merchants, supermarkets and restaurants.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

HNH experiences a certain degree of sales returns that varies over time, but is able to make a reasonable estimation of expected sales returns based upon history. HNH records all shipping and handling fees billed to customers as revenue, and related costs are charged principally to cost of goods sold, when incurred. HNH has also entered into agreements with certain customers under which the Company has agreed to pay rebates to such customers. These programs are typically structured to incentivize the customers to increase their annual purchases from HNH. The rebates are usually calculated as a percentage of the purchase amount, and such percentages may increase as the customer’s level of purchases rise. Rebates are recorded as a reduction of net sales in the consolidated income statement and are accounted for on an accrual basis. As of December 31, 2013 and 2012, accrued rebates payable totaled $5,400 and $4,500, respectively, and are included in accrued liabilities on the consolidated balance sheet. In limited circumstances, HNH is required to collect and remit sales tax on certain of its sales. HNH accounts for sales taxes on a net basis, and such sales taxes are not included in net sales in the consolidated income statement.
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

Concentration of Revenue

No single customer accounted for 5% or more of the Company's consolidated revenues in 2013, 2012 or 2011. In 2013, 2012 and 2011 the 10 largest customers accounted for approximately 20%, 21% and 24%, respectively, of the Company's consolidated revenues.

Fair Value Measurements
The Company measures certain assets and liabilities at fair value (see Note 6 - "Fair Value Measurements"). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the "exit price") in an orderly transaction between market participants at the measurement date. Fair value measurements are classified into three levels based on the reliability of inputs as follows:

Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The valuation under this approach does not entail a significant degree of judgment (“Level 1”).

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic measures ("Level 2").

Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date ("Level 3"). Investments which are generally included in this category include private investments, non-exchange traded derivative contracts, and currency and interest rate swaps. SPLP's valuation committee approves all Level 3 valuations.

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
Stock-Based Compensation

The Company accounts for stock options and restricted stock units granted to employees and non-employee directors as compensation expense, which is recognized in exchange for the services received. The compensation expense is based on the fair value of the equity instruments on the grant-date and is recognized as an expense over the service period of the recipients.
Income Taxes
SPLP and certain of its subsidiaries, as limited partnerships, are generally not responsible for federal and state income taxes and their profits and losses are passed directly to their partners for inclusion in their respective income tax returns. SPLP's subsidiaries that are corporate entities are subject to federal and state income taxes and file corporate income tax returns.
SPLP's subsidiaries that are subject to income taxes use the liability method of accounting for such taxes. Under the liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and deferred tax liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Such subsidiaries evaluate the recoverability of deferred tax assets and establish a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized.
When tax returns are filed, it is highly certain that most positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is provided for and reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets, along with any associated interest and penalties that would be payable to the taxing authorities upon examination.
SPLP's policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the statements of operations.
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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated at current exchange rates and related revenues and expenses are translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments are recorded as a separate component of Accumulated other comprehensive income (loss).
Advertising Costs
Advertising costs consist of sales promotion literature, samples, cost of trade shows and general advertising costs, and are included in selling, general and administrative expenses on the consolidated statements of operations. Advertising, promotion and trade show costs totaled approximately $2,929, $2,485 and $2,266 for the years ended December 31, 2013, 2012 and 2011, respectively.
Legal Contingencies
The Company provides for legal contingencies when the liability is probable and the amount of the associated costs is reasonably estimable. The Company regularly monitors the progress of legal contingencies and revises the amounts recorded in the period in which a change in estimate occurs.
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
Recently Issued Accounting Standards
There have been no new accounting pronouncements issued but not yet adopted by the Company that are expected to have a material impact on the Company's financial statements.

3. ACQUISITIONS

2013 Acquisitions
Wolverine Joining Technologies, LLC

On April 16, 2013, HNH and its indirect subsidiary, Lucas-Milhaupt Warwick LLC (collectively, the "Buyer"), entered into an asset purchase agreement ("Purchase Agreement") with Wolverine Tube, Inc. ("Wolverine") and its subsidiary, Wolverine Joining Technologies, LLC ("Wolverine Joining" and, together with Wolverine, "Seller"), pursuant to which the Buyer agreed to purchase substantially all of the assets of the Seller used in the business of Wolverine Joining, consisting of assets used for the development, manufacturing and sale of brazing, flux and soldering products and the alloys for electrical, catalyst and other industrial specialties, other than certain leased real property, and to assume certain liabilities related to such business. By acquiring Wolverine Joining, HNH increased its capacity to produce brazing filler metals and fluxes, and broadened its platform for continued global expansion. The purchase price for the acquisition was approximately $59,700, reflecting a final working capital adjustment and certain other reductions totaling approximately $300 as provided in the Purchase Agreement. The closing of this transaction occurred on April 26, 2013. Funding of the purchase price for the acquisition was from cash on hand and borrowings under HNH's senior secured credit facility, which was amended in connection with the acquisition as discussed in Note 14 - "Debt and Capital Lease Obligations."

In connection with the acquisition of Wolverine Joining, HNH currently expects to incur employee termination charges totaling approximately $400 associated with HNH's integration activities. The majority of the costs have been recorded and paid as of December 31, 2013, and are reflected in selling, general and administrative expenses.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The following table summarizes the amounts of the assets acquired and liabilities assumed recognized at the acquisition date on a preliminary basis (in thousands):

Trade and other receivables	$9,491
Inventories	17,864
Prepaid and other current assets	81
Property, plant and equipment	5,549
Goodwill	14,767
Other intangibles	13,657
Total assets acquired	61,409
Trade payables	(1,167)
Accrued liabilities	(495)
Net assets acquired	$59,747

The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets. The goodwill of $14,767 arising from the acquisition consists largely of the synergies expected from combining the operations of the Buyer and Seller. All of the goodwill is assigned to SPLP's Diversified Industrial segment and is expected to be deductible for income tax purposes. Other intangibles consist primarily of acquired trade names of $4,600 and customer relationships of $9,000. The intangible assets have been assigned 20-year useful lives based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and long-standing relationships Wolverine Joining has with its existing customer base. The valuation of acquired trade names was performed utilizing a relief from royalty method, and significant assumptions used in the valuation include the royalty rate assumed and the expected level of future sales. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation include the customer attrition rate assumed and the expected level of future sales.

The amount of net sales and operating income of the acquired business included in the consolidated income statement for the twelve months ended December 31, 2013 was approximately $43,300 and $1,600, respectively, including $3,500 of intercompany sales which were eliminated in consolidation. The results of operations of the acquired business are reported within the Company's Diversified Industrial segment.

PAM Fastening Technology, Inc.

On November 7, 2013, HNH, through its indirect subsidiary, OMG, Inc., acquired 100% of the stock of PAM Fastening Technology, Inc. ("PAM") for a cash purchase price of $9,200, net of cash acquired. PAM is a distributor of screw guns, collated screws and hot melt systems to the manufacturing and building industries in North America. The assets acquired and liabilities assumed included net working capital of accounts receivable, inventories and trade payables; property, plant and equipment; and intangible assets, primarily trade names and customer relationships, valued at $2,900, $200 and $5,100, respectively. This acquisition provides HNH with an add on product category to its existing fastening system product line. The amount of net sales and operating income of the acquired business included in the consolidated income statement for the year ended December 31, 2013 was approximately $1,500 and $200, respectively. The results of operations of the acquired business are reported within the Company's Diversified Industrial segment. In connection with the PAM acquisition, HNH has recorded goodwill totaling approximately $3,400, which is not expected to be deductible for income tax purposes.

Steel Excel - Black Hawk Acquisition

On December 16, 2013, Steel Excel acquired the business and substantially all of the assets of Black Hawk Energy Services, Inc. (“Black Hawk”), a provider of drilling and production services to the oil and gas industry, for approximately $60,800 in cash, subject to a post-closing working capital adjustment. The acquisition was funded with approximately $35,800 from Steel Excel's cash reserves and $25,000 in proceeds from additional borrowings under an existing credit facility (see Note 14 - "Debt and Capital Lease Obligations"). Steel Excel acquired Black Hawk to further solidify its presence in North Dakota in the Bakken basin and to expand its business into other regions, including Texas and New Mexico.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The estimated fair value of the assets and liabilities acquired in connection with the Black Hawk transaction was as follows:

Amount

Accounts receivable	$9,663
Prepaid expenses and other current assets	208
Property and equipment	30,581
Accounts payable	(1,333)
Accrued expenses	(1,756)
Total net identifiable assets	37,363
Goodwill	23,400
Net assets acquired	$60,763

The fair values recognized in connection with the Black Hawk transaction are provisional pending Steel Excel's continued evaluation, including assessing any identifiable intangible assets acquired, the value of which are included in goodwill as of December 31, 2013, and completing a valuation of the tangible and intangible assets. The fair value of trade accounts receivable was based on their carrying value at the date of acquisition and is expected to be fully collected. The goodwill recognized, which is expected to be fully deductible for tax purposes, arises from the growth potential Steel Excel anticipates along with expected synergies within Steel Excel’s Energy business. The results of operations of Black Hawk have been included in Steel Excel's results of operations since the acquisition date. Revenues and operating income from Black Hawk included in Steel Excel’s consolidated financial statements for the year ended December 31, 2013, totaled approximately $2,500 and $800, respectively.

Steel Excel - Sports Acquisitions

During 2013, Steel Excel's sports business made two acquisitions totaling $3,250 that were not material to SPLP's operations. Steel Excel has determined that one of these acquisitions is a variable interest entity and that Steel Excel is the primary beneficiary. Accordingly, Steel Excel accounts for its acquisition of its 30% membership interest as a business combination and has consolidated this company in accordance with ASC 805.

2012 Acquisitions
Steel Excel Acquisition
On May 31, 2012, (the "Acquisition Date") Steel Excel acquired all of the capital stock of SWH, Inc. ("SWH"), a wholly owned subsidiary of BNS and the parent company of Sun Well Services, Inc. ("Sun Well"), for a net acquisition price of  $68,747. The acquisition price was paid through a combination of 2,027,500 shares of common stock of Steel Excel and $7,922 in cash. The $68,747 exceeded the carrying value of Sun Well by $26,237.  Pursuant to ASC 810-10-45-23 this was deemed a transaction between entities under common control, and accordingly the excess of fair value received over the carrying value of Sun Well of $26,237 was credited to Capital. Also, Sun Well's assets and liabilities were maintained at their historical basis in the consolidated financial statements.
As a result of the transaction, Steel Excel became a majority-owned controlled subsidiary and is consolidated with SPLP from that date. Prior to obtaining a controlling interest on the Acquisition Date, SPLP owned 4,584,399 shares of Steel Excel (42.0% of the outstanding shares), and its investment was accounted for under the equity method at fair value. The additional shares of Steel Excel acquired on the Acquisition Date brought the total number of shares owned by SPLP to 6,611,899, representing 51.1% of the outstanding shares of Steel Excel.
The Company's previously held equity interest and the noncontrolling interest in Steel Excel were valued at $30 per share, which is the fair value of Steel Excel shares specified in the Share Acquisition Agreement.
The acquisition-date fair value of the Company's equity interest in Steel Excel was $137,532 prior to the 2,027,500 shares acquired on the Acquisition Date. As a result of remeasuring our equity interest to fair value, the Company recognized an investment gain of $13,524 in 2012 which is included in Net investment (loss) gain in the consolidated statements of operations.

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
HNH Acquisitions

Zaklad Przetwórstwa Metali INMET Sp. z o.o.

On November 5, 2012, a subsidiary of Handy & Harman ("H&H") acquired 100% of the stock of Zaklad Przetwórstwa Metali INMET Sp. z o.o., a Polish manufacturer of brazing alloys and contact materials, for a cash purchase price of $4,000, net of cash acquired. The assets acquired and liabilities assumed included net working capital of accounts receivable, inventories and trade payables totaling $3,100; property, plant and equipment of $2,200; as well as assumed debt of $1,600. This acquisition provides H&H with a new family of fabricated joining materials and a broader presence in the European market. The amount of net sales and operating loss of the acquired business included in the consolidated income statement for the year ended December 31, 2013 was approximately $18,000 and $600, respectively, including $8,700 of intercompany sales which were eliminated in consolidation, as compared to net sales and operating loss of $1,700 and $100, respectively, for the period from acquisition through December 31, 2012, including $1,200 of intercompany sales which were eliminated in consolidation. The results of operations of the acquired business are reported within the Company's Diversified Industrial segment.

W.P. Hickman Company

On December 31, 2012, a subsidiary of H&H acquired substantially all of the assets of W.P. Hickman Company ("Hickman"), a North American manufacturer of perimeter metal roof edges for low slope roofs. The initial purchase price was

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

$8,400, which reflects proceeds from a final working capital adjustment of $300 received in February 2013. The assets acquired and liabilities assumed included net working capital of accounts receivable, inventories and trade payables; property, plant and equipment; and intangible assets, primarily trade names and customer relationships, valued at $2,600, $1,200 and $1,800, respectively. This acquisition provides H&H with an add on product category to its existing roofing business. The amount of net sales and operating income of the acquired business included in the consolidated income statement for the year ended December 31, 2013 was approximately $17,100 and $1,300, respectively. The results of operations of the acquired business are reported within the Company's Building Materials segment. In connection with the Hickman acquisition, HNH has recorded goodwill totaling $2,800 which is expected to be deductible for income tax purposes.

There is additional contingent consideration that could be due from the Company under the Hickman asset purchase agreement if the combined net sales of certain identified products exceed the parameters set forth in the asset purchase agreement in 2013 and 2014. In no event shall the additional contingent consideration exceed $1,500. In accordance with ASC 805, Business Combinations, the estimated fair value, $200, related to the contingent portion of the purchase price was recognized at the acquisition date. There was no significant change in the estimated fair value of this liability during the year ended December 31, 2013.

2011 Acquisitions

During 2011, the Company made the following acquisitions:

•
On July 5, 2011, SPLP acquired for cash 193,305 additional shares of DGT common stock for $1,933, bringing total shares owned as of July 5, 2011 to 1,977,023 representing 51.1% of the outstanding shares. Accordingly, the accounting for the investment in DGT was changed from the equity method to a majority-owned controlled subsidiary and is consolidated with SPLP from that date.

As of July 5, 2011, SPLP's investment had a carrying value of approximately $13,500. The fair value of our equity interest in DGT was $21,389 prior to the 193,305 shares purchased on July 5, 2011. As a result of remeasuring our equity interest to fair value, the Company recognized an investment gain of $8,177 which is included in Net investment (loss) gain in the 2011 consolidated statements of operations.
The fair value of the identifiable net assets acquired by SPLP of $32,687 exceeded the fair value of SPLP's basis upon acquisition of the controlling interest in DGT of $23,709. Accordingly, the acquisition was accounted for as a bargain purchase and, as a result, the Company recognized a gain of $8,978 in 2011 associated with the acquisition. The gain was included in Other income in the 2011 consolidated statements of operations.

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

The following unaudited pro forma results of operations for the twelve months ended December 31, 2013, 2012 and 2011 assumes that the above acquisitions were made at the beginning of the year prior to acquisition. This unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future. The 2013 supplemental pro forma earnings were adjusted to exclude $600 of acquisition-related costs incurred in 2013 and $500 of nonrecurring expense related to the fair value adjustment to acquisition-date inventories. The 2012 supplemental pro forma earnings were adjusted to include these charges.

	Year Ended December 31,
	2013	2012	2011
Revenue	$890,577	$858,269	$638,718
Net income attributable to common unitholders	26,190	46,624	41,240
Net income per common unit - basic	0.88	1.57	1.63
Net income per common unit - diluted	0.85	1.57	1.18

4. DISCONTINUED OPERATIONS

Assets and Liabilities of discontinued operations at December 31, 2013 include certain assets and liabilities relating to HNH's discontinued operations, a sports business owned by Steel Excel and a building owned by DGT, which is held for sale. Amounts at December 31, 2012 consist of three of HNH's businesses: Continental Industries ("Continental"), Canfield Metal Coating Corporation ("CMCC") and Indiana Tube de Mexico, S. De R.L. de C.V. ("ITM").

	December 31,
	2013	2012
Assets of discontinued operations:
Trade and other receivables	$—	$6,372
Inventories	—	7,097
Other current assets	618	1,438
Goodwill	—	6,041
Other intangibles, net	—	11,098
Property, plant and equipment, net	3,724	13,683
Other assets	64	121
Total assets	$4,406	$45,850
Liabilities of discontinued operations:
Trade payables and accrued liabilities	1,138	9,160
Total liabilities	$1,138	$9,160

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Summary results for our discontinued operations included in the Company's Consolidated Statements of Operations are detailed in the table below.

	Year Ended December 31,
	2013 (a)	2012 (b)	2011 (c)
Sales	$21,134	$97,464	$121,735
Net (loss) income	(6,838)	4,165	1,655
(Loss) gain after taxes and noncontrolling interests	(2,890)	2,129	932
Gain on sale of discontinued operations after taxes and noncontrolling interests	3,610	4,026	526
(a) Includes the operations of Continental, CMCC and ITM through their respective sale dates as well as the operations of a sports business owned by Steel Excel.
(b) Includes the operations of Continental, CMCC and ITM. Also includes DGT's RFI Corporation ("RFI") subsidiary and DGT's Villa Sistemi Medicali S.p.A. ("Villa") subsidiary through their respective sale dates. SPLP's net gain on the sale of RFI, which was recorded in SPLP's fourth quarter of 2012 due to the recording of DGT's results of operations on a two-month lag, was approximately $4,600. SPLP’s net after-tax gain on the sale of Villa, which was recorded in SPLP’s year ended December 31, 2012, was $2,585.
(c) Includes the operations of Continental, CMCC, ITM and DGT's RFI and Villa subsidiaries.

HNH’s Discontinued Operations

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

In connection with the shut-down of ITM's operations, HNH initiated a series of restructuring activities, which will include the termination of all of ITM's employees and certain building lease termination costs. The estimated total cost of these restructuring activities is $900, which was accrued as of June 30, 2013. Payment for the majority of these costs occurred during the third quarter of 2013, and the remaining restructuring payments were completed by the end of 2013.

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

Continental Industries

In January 2013, HNH divested substantially all of the assets and existing operations of its Continental Industries business unit , a wholly-owned subsidiary of H&H, for a cash sales price totaling approximately $37,400 less transaction fees, reflecting a working capital adjustment of approximately $100 paid in the third quarter of 2013. Proceeds of $3,700 are currently held in escrow pending resolution of certain indemnification provisions contained in the sales agreement and are included in Trade and other receivables on the consolidated balance sheet. Located in the State of Oklahoma, Continental Industries manufactures plastic and steel fittings and connectors for natural gas, propane and water distribution service lines

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

along with exothermic welding products for electrical grounding, cathodic protection and lightning protection. It was part of SPLP's Diversified Industrial segment.

Kasco-France

During the third quarter of 2011, HNH sold its stock of Eurokasco, S.A.S. ("Kasco-France"), a part of its Kasco segment, to the former management team for one Euro plus 25% of any pre-tax earnings over the next 3 years. No additional consideration is expected to be collected for 2013 or 2012. Additionally, Kasco-France signed a 5 year supply agreement to purchase certain products from Kasco. As a result of the sale, the Company recorded an after tax loss of $266.

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

The total gain as a result of these asset sales in 2011 of $971, net of tax, as a result of the sales of the California and Texas based businesses of Arlon, and Kasco-France, is reported in discontinued operations on the consolidated statements of operations in 2011. The discontinued operations had an aggregate loss in 2011 from their operations of $508, net of tax.

5. INVESTMENTS

A. Short-Term Investments

Marketable Securities

The Company's short-term investments primarily consist of its marketable securities portfolio held by its subsidiary, Steel Excel. Steel Excel's marketable securities as of December 31, 2013, and December 31, 2012, were classified as "available-for-sale" securities, with changes in fair value recognized in stockholders' equity as Other comprehensive income (loss). Classification of marketable securities as a current asset is based on the intended holding period and realizability of the investment.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The Company's portfolio of marketable securities at December 31, 2013 and 2012 was as follows:

	December 31, 2013				December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Available for sale securities
Short-term deposits	$60,909	$—	$—	$60,909	$48,596	$—	$—	$48,596
Mutual funds	15,723	5,060	—	20,783	10,368	1,452	—	11,820
United States government securities	50,356	23	—	50,379	99,525	20	(68)	99,477
Equity securities	69,720	10,020	(5,181)	74,559	20,822	1,217	(1,922)	20,117
Commercial paper	1,799	—	—	1,799	22,292	5	(6)	22,291
Corporate obligations	31,356	885	(276)	31,965	48,683	308	(277)	48,714
Total marketable securities	229,863	15,988	(5,457)	240,394	250,286	3,002	(2,273)	251,015
Amounts classified as cash equivalents	(61,909)	—	—	(61,909)	(51,887)	—	—	(51,887)
Amounts classified as marketable securities	$167,954	$15,988	$(5,457)	$178,485	$198,399	$3,002	$(2,273)	$199,128

The Company's investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As market interest rates and bond yields increase, those securities purchased with a lower yield-at-cost will be in an unrealized loss position. Steel Excel has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the period ended December 31, 2013 were not deemed to be other-than-temporary.

The Company sold $75,800 of marketable securities in the twelve months ended December 31, 2013. Sales of marketable securities for the year ended December 31, 2013 resulted in gross gains of $6,984 and gross losses of $4,376. These gains and losses are included in Other Income on the Consolidated Statement of Operations. The amortized cost and estimated fair value of investments in available-for-sale securities as of December 31, 2013, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
Mature in one year or less	$40,581	$40,617
Mature after one year through three years	21,097	21,251
Mature after three years	21,833	22,274
Total debt securities	83,511	84,142
Securities with non contractual maturities	146,352	156,252
	$229,863	$240,394

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

B. Long-Term Investments

The following table summarizes the Company's long-term investments as of December 31, 2013 and 2012. For those investments at fair value, the carrying amount of the investment equals its respective fair value.

			Investment Balance		Income (Loss) Recorded in Statement of Operations
					Year Ended December 31,
			December 31, 2013	December 31, 2012	2013	2012	2011
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in OCI:
Equity securities - U.S. (1), (2)
Computer Software and Services			$2,665	$3,824
Aerospace/Defense			75,341	38,256
Manufacturing			—	28,032
Restaurants			22,456	15,012
Other			558	35,704
			101,020	120,828
Fair Value Changes Recorded in Consolidated Statement of Operations:
API Group PLC ("API") (1)			30,841	32,678	$(1,837)	$16,859	$—
Barbican Group Holdings Limited			—	—	—	2,108	(183)
			131,861	153,506	$(1,837)	$18,967	$(183)
(B) EQUITY METHOD INVESTMENTS
Investments in Associated Companies:	December 31, 2013	December 31, 2012
At Cost:	Ownership
CoSine	48.6%	46.8%	5,876	6,668	(418)	(328)	(385)
DGT	76.6%	59.2%			—	—	213
Other (7)			8,339	—	(863)	—	(58)
At Fair Value:
ModusLink Global Solutions, Inc. ("MLNK") (1)	27.1%	14.8%	79,972	—	23,154	—	—
SL Industries, Inc. ("SLI") (1)	24.1%	24.1%	26,960	17,907	9,053	1,796	(1,310)
JPS Industries, Inc. ("JPS") (2)	39.3%	39.3%	24,129	—	9,204	—	—
Fox & Hound (3)	50.0%	50.0%	—	10,521	(11,521)	(403)	—
API	32.4%	32.4%	—	—	—	—	9,809
Other (3)	43.8%	—%	2,243	—	(823)	—	—
Steel Excel			—	—	—	13,139	(22,092)
			147,519	35,096	$27,786	$14,204	$(13,823)
Other Investments at Fair Value - Related Party:
SPII Liquidating Trust - Series B (Barbican) (3)			—	16	$(16)	$2,382	$(8,745)
SPII Liquidating Trust - Series D ( Fox & Hound)(3)			507	542	(35)	(11,242)	(5,433)
SPII Liquidating Trust - Series G (SPCA) (3), (4)			5,771	6,016	(245)	489	(2,027)
SPII Liquidating Trust - Series H (SPJSF) (3), (5)			3,950	3,891	60	394	(174)
SPII Liquidating Trust - Series I (3), (6)			—	798	(35)	(352)	636
			10,228	11,263	$(271)	$(8,329)	$(15,743)
(C) OTHER INVESTMENTS
ModusLink Warrants (3)			5,832	—	$2,648	$—	$—

Total Long-Term Investments			$295,440	$199,865

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

(1) Level 1 investment. Equity securities totaling $98,355 and $79,352 were classified as Level 1 investments as of December 31, 2013 and 2012, respectively.
(2) Level 2 investment. Equity securities totaling $2,665 and $41,476 were classified as Level 2 investments as of December 31, 2013 and 2012, respectively.
(3) Level 3 investment. For additional information related to the Company's Level 3 investments, see Note 6 - "Fair Value Measurements."
(4) Steel Partners China Access I L.P.
(5) Steel Partners Japan Strategic Fund, L.P.
(6) Sold in the second quarter of 2013. See Note 13 - "Related Party Transactions" for additional information.
(7) In 2013, represents Steel Excel's investments in a sports business and iGo, Inc. ("iGo") of 40% and 44.7%, respectively.

The following table presents activity for the available-for-sale securities presented in the table above for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in OCI:
Proceeds from sales	$3,964	$29,317	$143,096
Gross gains from sales	$1,245	$2,985	$20,850
Gross losses from sales	—	—	(2,439)
Net investment gain	$1,245	$2,985	$18,411
Change in net unrealized holding gains included in other comprehensive income	$53,955	$336	$17,575
Reclassified out of Accumulated other comprehensive income (loss):
Unrealized gains	$14,217	$3,118	$9,275
Unrealized losses	(2,632)	(828)	—
Total	$11,585	$2,290	$9,275

(A) AVAILABLE-FOR-SALE SECURITIES

Fair Value Changes Recorded in OCI

For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. Gross unrealized gains and gross unrealized losses are reported in Accumulated other comprehensive income (loss) in the consolidated balance sheets. In 2013 and 2012 the Company recognized other than temporary impairment losses of approximately $1,010 and $829, respectively related to two available-for-sale securities which are included in Asset impairment charges in the Consolidated Statements of Operations.

The cost basis and unrealized gains and losses related to our available for sale securities is as follows:

	December 31, 2013				December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Computer Software and Services	$2,312	$353	$—	$2,665	$4,447	$4	$(627)	$3,824
Aerospace/Defense	11,675	63,666	—	75,341	11,675	26,581	—	38,256
Manufacturing	—	—	—	—	16,278	11,754	—	28,032
Restaurants	5,974	16,482	—	22,456	5,974	9,038	—	15,012
Other	575	—	(17)	558	43,177	101	(7,574)	35,704
	$20,536	$80,501	$(17)	$101,020	$81,551	$47,478	$(8,201)	$120,828

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
(B) EQUITY METHOD INVESTMENTS

Investments in Associated Companies

The Company’s investments in associated companies are accounted for under the equity method of accounting (see Note 2 - "Summary of Significant Accounting Policies" for additional information). The Company elected to record certain investments under the equity method at fair value beginning on the dates these investments became subject to the equity method of accounting. Associated companies are included in either the Diversified Industrial segment, Energy segment or in Corporate and Other. Certain associated companies have a fiscal year end that differs from December 31. SPLP’s equity in other comprehensive income (loss) of associated companies was $0, $0 and $5,833 for the years ended December 31, 2013, 2012 and 2011, respectively.

Additional information for each of SPLP's investments in associated companies that have impacted the Consolidated Statement of Operations during 2013, 2012 or 2011 follows:

Equity Method

•
CoSine is currently in the business of seeking to acquire one or more business operations. SPLP recorded $(373), $52 and $68 as its share of capital changes for the twelve months ended December 31, 2013, 2012 and 2011, respectively. The aggregate market value of the Company’s interest in CoSine was $9,894 and $9,559 at December 31, 2013 and 2012, respectively.

•
On July 5, 2011, SPLP purchased 193,305 DGT shares for cash on the open market for $1,933, which brought total shares owned by SPLP to 1,977,023 (51.1% of the outstanding shares), and DGT became a majority-owned controlled subsidiary. DGT’s accounts are consolidated with the accounts of SPLP from July 5, 2011 and accordingly, SPLP’s investment in DGT was removed from investments in associated companies as of that date. SPLP recorded $231 as its share of capital changes including other comprehensive income/loss for the twelve months ended December 31, 2011.

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

As a result of the foregoing events, SPLP concluded it has significant influence over the operating and financial policies of MLNK and therefore its investment is subject to the equity method of accounting. SPLP has elected the fair value option to account for MLNK in order to more appropriately reflect the value of MLNK in its financial statements, and will record future unrealized gains and losses in earnings. Accordingly the investment, which was previously classified as an available-for-sale security, was reclassified to an associated company as of March 12, 2013. Approximately $4,800 of unrealized losses were reclassified out of Accumulated other comprehensive income (loss) and recorded in Income (loss) of associated companies, net of taxes in the Consolidated Statement of Operations in the year ended December 31, 2013.

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

•
SLI is a publicly traded company that designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic and specialized communication equipment. In 2012, the Company received a dividend of approximately $2,000 from SLI which is recorded in Investment and other income in the Consolidated Statement of Operations.

•
JPS is a U.S. manufacturer of extruded urethanes, ethylene vinyl acetates and mechanically formed glass and aramid substrate materials for specialty applications in a wide expanse of markets requiring highly engineered components. During the second quarter of 2013, JPS stockholders elected two members of SPLP's management team to their board to serve one-year terms, one of which will serve as chairman. As a result of the foregoing events, SPLP has concluded that it now has significant influence over the operating and financial policies of JPS and therefore its investment is subject to the equity method of accounting. Accordingly, the investment in JPS, which was previously classified as an available-for-sale security, was reclassified to an associated company as of June 30, 2013. Approximately $13,200 of unrealized gains were reclassified out of Accumulated other comprehensive income (loss) and recorded in Income (loss) of associated companies, net of taxes in the Consolidated Statement of Operations in the year ended December 31, 2013.

SPLP elected the fair value option to account for JPS in order to more appropriately reflect the value of JPS in its financial statements and records unrealized gains and losses in earnings.

•
Fox & Hound is a privately held owner and operator of a chain of approximately 130 company-owned and 14 franchised social destination casual dining and entertainment-based restaurants in 32 states. On March 19, 2012, the Company invested $10,923 to acquire an indirect interest in Fox & Hound as part of a recapitalization which involved the issuance by Fox & Hound of new common equity in conjunction with a long-term refinancing of Fox & Hound's debt. The Company elected to record its investment in Fox & Hound on the equity method at fair value in order to more appropriately reflect the value of Fox & Hound in its financial statements. During the third quarter of 2013, due to the current and projected operating performance of Fox & Hound, the Company wrote its investment down to zero. On December 15, 2013, Fox & Hound filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. The Bankruptcy Court has approved a plan to sell the assets of Fox & Hound. The sale is expected to close on or about March 12, 2014. It is not expected that the Company will receive a distribution at the conclusion of the chapter 11 process.

•
Effective December 31, 2011, the Company determined that it no longer had significant influence over the operating and financial polices of API. The Company discontinued the equity method of accounting for API and began classifying API as a Long-term investment and reports changes in fair value in the consolidated statement of operations.

•
The Company has an investment in a Japanese real estate partnership. In the second quarter of 2013, the Company reclassified this investment to an associated company. SPLP has elected the fair value option to account for this investment in order to more appropriately reflect the value of the investment in its financial statements and will record future unrealized gains and losses in earnings. Prior to the second quarter of 2013, this investment was accounted for as an investment at cost and included in Other non-current assets on the consolidated balance sheet as of December 31, 2012 with a balance of $4,576. During the years ended December 31, 2013 and 2012, due to declines observed in this business, the Company recorded impairments of $1,510 and $581, respectively, which are included in Asset impairment charges in the Consolidated Statements of Operations.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The below summary balance sheet amounts are for the nearest practicable period. The below summary income statement amounts include results for associated companies for the periods in which they were accounted for as an associated company, or the nearest practicable corresponding period. This summary data may be unaudited and may contain a lag.

Additional Disclosures Related to Associated Company Financial Statements
	December 31,
	2013	2012
Summary of balance sheet amounts:
Current assets	$477,886	$96,280
Noncurrent assets	179,295	252,005
Total assets	$657,181	$348,285
Current liabilities	$269,629	$61,201
Noncurrent liabilities	77,260	170,857
Total liabilities	346,889	232,058
Parent equity	310,292	116,227
Total liabilities and equity	$657,181	$348,285
	Year Ended December 31,
	2013	2012	2011
Summary income statement amounts:
Revenue	$922,579	$488,852	$161,659
Gross profit	152,364	74,070	14,722
(Loss) income from continuing operations	(4,262)	(4,788)	10,823
Net (loss) income	(5,663)	(13,477)	1,153
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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

	December 31,
	2013	2012
Summary of balance sheet amounts:
Total assets	$23,412	$25,824
Total liabilities	(34)	(37)
Net Asset Value	$23,378	$25,787

	Year Ended December 31,
	2013	2012	2011
Summary income statement amounts:
Net decrease in net assets from operations	$(1,077)	$(18,996)	$(35,959)

(C) OTHER INVESTMENTS

In connection with the acquisition of ModusLink common shares in March 2013, the Company received warrants ("ModusLink Warrants") to acquire an additional 2,000,000 shares at an exercise price of $5.00 per share. The ModusLink Warrants are accounted for as an asset at fair value with changes in fair value recognized each period in (Loss) Income from investments at fair value in the consolidated statement of operations. The warrants have a life of 5 years and were valued using the Black-Scholes option pricing model. Assumptions used in the current valuation were as follows: 1) volatility of 58.8% 2) term of 4.2 years 3) risk free interest rate of 1.750% based on the U.S. Treasury bill yield, and 4) an expected dividend of $0.

LIMITED PARTNERSHIP INVESTMENT

In July 2013, Steel Excel invested $25,000 in a limited partnership that co-invested with other private investment funds in a public company. Steel Excel accounts for this investment under the cost method as the limited partnership has no operations and Steel Excel does not have significant influence over the operations of the public company investee. Such investment had an approximate fair value of $26,000 at December 31, 2013, based on the net asset value included in the monthly statement it receives from the partnership. These amounts are included in Other non-current assets in the Consolidated Balance Sheet.

6. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements as of December 31, 2013 and 2012 are summarized by type of inputs applicable to the fair value measurements as follows:

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$139,786	$15,334	$23,365	$178,485
Long-term investments (a)	209,168	53,754	18,303	281,225
Investments in certain funds	—	—	844	844
Precious metal and commodity inventories recorded at fair value	14,766	—	—	14,766
Commodity contracts on precious metal and commodity inventories	1,620	—	—	1,620
Total	$365,340	$69,088	$42,512	$476,940

Liabilities:
Financial instruments	$—	$25,090	$—	$25,090
Interest rate swap agreement	—	214	—	214
Total	$—	$25,304	$—	$25,304

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$128,123	$69,222	$1,783	$199,128
Long-term investments (a)	112,030	59,383	21,784	193,197
Investments in certain funds	—	—	1,021	1,021
Commodity contracts on precious metals and commodity inventories	127	—	—	127
Total	$240,280	$128,605	$24,588	$393,473

Liabilities:
Financial instruments	$—	$24,742	$—	$24,742
Derivative features of subordinated notes	—	—	184	184
Commodity contracts on precious metals and commodity inventories	—	27	—	27
Total	$—	$24,769	$184	$24,953
(a) For additional detail of the marketable securities and long-term investments see Note 5 - "Investments."

Investments with a fair value of $26,690 were transferred from Level 1 to Level 2 based upon a reduction in the number of shares traded.

The fair value of the Company's financial instruments, such as cash and cash equivalents, trade and other receivables and trade payables, approximate carrying value due to the short-term maturities of these assets and liabilities. Carrying cost approximates fair value for long-term debt which has variable interest rates.

The precious metal and commodity inventories associated with HNH's fair value hedges (see Note 7 - "Financial Instruments") are reported at fair value. Fair value of these inventories is based on quoted market prices on commodity exchanges and are considered Level 1 measurements. The derivative instruments that HNH purchases in connection with its precious metal and commodity inventories, specifically commodity futures and forwards contracts, are also valued at fair value. The futures contracts are Level 1 measurements since they are traded on a commodity exchange. The forward contracts are entered into with a counterparty and are considered Level 2 measurements.

The Company's interest rate swap agreements associated with its Senior Credit Facility are considered Level 2 measurements as the inputs are observable at commonly quoted intervals. Prior to the redemption of the Subordinated Notes and related Warrants, the embedded derivative features of the Subordinated Notes and Warrants (see Note 14 - "Debt and Capital Lease Obligations") were valued at fair value on a recurring basis and were considered Level 3 measurements.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long - Term Investments
	Investments in Associated Companies (a)	Other Investments - Related Party (b)	ModusLink Warrants (c)	Marketable Securities and Other (d)	Other Investments	Total
Assets
Balance at December 31, 2011	$—	$42,653	$—	$—	$13,623	$56,276
Purchases	10,923	—	—	2,804	—	13,727
Sales	—	(23,061)	—	—	(15,731)	(38,792)
Unrealized gains	—	3,265	—	—	2,108	5,373
Unrealized losses	(402)	(11,594)	—	—	—	(11,996)
Balance at December 31, 2012	10,521	11,263	—	2,804	—	24,588
Additions - fair value elections in 2013	3,065	—	—	—	—	3,065
Purchases	1,000	—	3,184	45,383	—	49,567
Sales	—	(764)	—	(23,034)	—	(23,798)
Realized gain on sale	—	—	—	1,556	—	1,556
Unrealized gains	—	60	3,578	—	—	3,638
Unrealized losses	(12,343)	(331)	(930)	(2,500)	—	(16,104)
Balance at December 31, 2013	$2,243	$10,228	$5,832	$24,209	$—	$42,512
(a) Unrealized losses are recorded in Income (Loss) of associated companies, net of taxes in the Consolidated Statements of Operations.
(b) Unrealized gains and losses are recorded in Loss from other investments-related party in the Consolidated Statements of Operations.
(c) Unrealized gains and losses are recorded in Other income (loss) in the Consolidated Statements of Operations.
(d) Realized gain on sale is recorded in Other income (loss) in the Consolidated Statements of Operations.

Following is a summary of changes in financial liabilities measured using Level 3 inputs:

	Deferred Fee Liability to Related Party (a)	Derivative Feature of Subordinated Notes (b)	Common Unit Option Liability (c)	Total
Balance at December 31, 2011	$58,747	$694	$1,785	$61,226
Increase (Decrease) in fair value reported in the consolidated statement of operations as expense (income)	11,448	(831)	(1,785)	8,832
Deferred fee settlement	(70,195)	—	—	(70,195)
Other	—	(47)	—	(47)
Balance at December 31, 2012	—	(184)	—	(184)
Increase (Decrease) in fair value reported in the consolidated statement of operations as expense (income)	—	184	—	184
Balance at December 31, 2013	$—	$—	$—	$—

(a)	See Note 13 - “Related Party Transactions”

(b)	See Note 7 - “Financial Instruments”

(c)	See Note 16 - “Capital and Accumulated Other Comprehensive Income ("Loss") - Common Unit Option Liability.

Long-Term Investments - Valuation Techniques

The Company primarily uses two valuation methods to estimate the fair value of its equity securities measured using Level 3 inputs. The Company estimates the value of its indirect investment in Fox & Hound primarily using a discounted cash flow method adjusted for additional information related to debt covenants, solvency issues, etc. The Company estimates the value of its interest in the SPII Liquidating Trust based on the net asset value of each series of the Trust. The ModusLink Warrants are valued using the Black-Scholes option pricing model (for additional information see Note 5 - "Investments").

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Marketable Securities and Other - Valuation Techniques

In November 2012, Steel Excel invested $6,000 in convertible debentures of School Specialty Inc. (“School Specialty”) with a face amount of $11,900. On January 28, 2013, School Specialty filed for protection under Chapter 11 of the United States Bankruptcy Code, and in subsequent months Steel Excel invested approximately $21,300 as part of the debtor-in-possession loan to School Specialty. Upon School Specialty emerging from bankruptcy on June 11, 2013, Steel Excel received 26,457 shares of common stock of the post-bankruptcy entity in exchange for the convertible debentures, and received $17,500 in cash and 49,136 shares of common stock of the post-bankruptcy entity in exchange for its investment in the debtor-in-possession loan. The fair value of the common stock of the post-bankruptcy entity received was $109 per share. In connection with these transactions, Steel Excel recognized a loss on disposal of the subordinated debentures of approximately $3,200 and a gain on disposal of the investment in the debtor-in-possession loan of approximately $1,600, both of which are included as a component of Other expense (income), net in the Consolidated Statements of Operations for the year ended December 31, 2013. In addition, Steel Excel invested $9,800 in notes of the post-bankruptcy entity in June 2013. Steel Excel's investments in the common stock and notes of the post-bankruptcy entity are included as Level 3 corporate securities and Level 3 corporate obligations, respectively, as of December 31, 2013.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets measured at fair value in 2013 and 2012 on a non-recurring basis include the assets acquired and liabilities assumed in the acquisitions described in Note 3 – “Acquisitions”. Significant judgments and estimates are made to determine the acquisition date fair values which may include the use of appraisals, discounted cash flow techniques or other information the Company considers relevant to the fair value measurement. See Note 2 - "Summary of Significant Accounting Policies" for discussion on significant estimates and impairment testing.

As of December 31, 2013 and 2012, WebBank has impaired loans of $2,564, of which $2,196 is guaranteed by the USDA or SBA and $2,915, of which $2,328 is guaranteed by the USDA or SBA, respectively. These loans are measured at fair value on a nonrecurring basis using Level 3 inputs. See the Impaired Loans section of Note 8 - "Trade, Other and Loans Receivable" for additional discussion of loan impairment measurements.

7. FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Risk

Financial instruments include $25,090 and $24,742 at December 31, 2013 and 2012, respectively, of amounts payable in foreign currencies which are subject to the risk of exchange rate changes. These financial instruments resulted from transactions entered into for risk management purposes, are collateralized by an equivalent amount included in restricted cash and have no maturity date. The liabilities are accounted for at fair value on the balance sheet date with changes in fair value reported in the consolidated statement of operations included in Net investment gains (losses). The liabilities are not designated as hedging instruments. The foreign currency financial instrument liabilities at December 31, 2013 and 2012 are as follows:

	December 31, 2013		December 31, 2012
Currency	Carrying Amount	Notional Amount	Carrying Amount	Notional Amount
Japanese Yen	$1,374	¥144,717	$1,695	¥146,991
Pound Sterling	23,716	£14,311	23,047	£14,186
Total	$25,090		$24,742

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Information is summarized below for foreign currency financial liabilities and related restricted cash:

Foreign exchange transactions:	Year Ended December 31,
	2013	2012
Balance, beginning of period	$24,742	$23,736
Net investment losses	174	787
Receipt of dividends, net of interest expense	203	219
Other	(29)	—
Balance of foreign currency financial instruments liability and related restricted cash, end of period (a)	$25,090	$24,742
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

As of December 31, 2013, HNH had the following outstanding forward or future contracts with settlement dates ranging from February 2014 to March 2014:

Commodity	Amount
Silver	650,000 ounces	$12,600
Gold	1,000 ounces	$1,200
Copper	350,000 pounds	$1,200
Tin	40 metric tons	$900

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

The futures contracts are exchange traded contracts acquired through a third party broker. Accordingly, HNH has determined that there is minimal credit risk of default. HNH estimates the fair value of its derivative contracts through the use of market quotes or broker valuations when market information is not available. HNH maintains collateral on account with the third-party broker. Such collateral consists of both cash that varies in amount depending on the value of open futures contracts, as well as ounces of precious metal held on account by the broker.

Debt Agreements

As discussed in Note 14 - "Debt and Capital Lease Obligations," Handy & Harman Group Ltd. ("H&H Group") has entered into two interest rate swap agreements as economic hedges of its debt, but has elected not to account for the interest rate swap agreements as hedges under ASC 815. HNH records the expense (or gain) both from the mark-to-market adjustments and

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

net settlements in interest expense on the consolidated income statement as the hedges are intended to offset interest rate movements.

HNH's Subordinated Notes had call premiums as well as Warrants associated with them. The Company treated the fair value of these features together as both a discount on the debt and a derivative liability at inception of the loan agreement. The discount was being amortized over the life of the notes as an adjustment to interest expense, and the derivative was marked to market at each balance sheet date. As discussed in Note 14 - "Debt and Capital lease Obligations," on March 26, 2013, the Company discharged its obligations associated with the Subordinated Notes and Warrants, and therefore, all discounts and derivative accounts related to the Subordinated Notes and Warrants are now zero.

Option Contracts

SPLP acquired the stock of two companies in conjunction with its acquisition of the assets of SPII on July 15, 2009. Subsequently, in place of these holdings, SPLP invested in buying calls and selling puts in these two companies to create similar risk/reward characteristics of a direct investment in the common stock of the two companies. As of December 31, 2013 and 2012 there are no call or put options outstanding. During 2011, the option contracts were exchange traded in active markets and the Company estimated the fair value of the options through the use of quoted prices obtained on internationally recognized exchanges.

Information is summarized below for the option contracts for the year ended December 31, 2011:

Year Ended December 31,
2011
Proceeds from sales	$18,099
Realized gains (losses):
Gross gains from sales	$2,580
Gross losses from sales	(27,031)
Net realized investment gain	(24,451)
Unrealized gains (losses):
Change in unrealized gains	1,982
Change in unrealized losses	(2,202)
Net unrealized investment gains (loss)	(220)
Net investment loss	$(24,671)

Securities Sold, Not Yet Purchased

There are no amounts outstanding at December 31, 2013 and 2012 for securities sold, not yet purchased. For risk management purposes during the year ended December 31, 2011, the Company sold securities short in order to economically hedge the risk of a decline in the stock market. Securities sold, not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as the Company’s ultimate obligation to satisfy the sale of securities sold, not yet purchased, at fair value may exceed the amount recognized in the consolidated balance sheet. The securities sold, not yet purchased were exchange traded in active markets and the Company estimated the fair value of the securities through the use of quoted prices obtained on internationally recognized exchanges.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Information is summarized below for securities sold, not yet purchased for the twelve months ended December 31, 2011:

Year Ended December 31,
2011
Proceeds from sales	$20,045
Realized gains (losses):
Gross gains from sales	$14
Gross losses from sales	(1,422)
Net realized investment loss	(1,408)
Unrealized gains (losses):
Change in unrealized gains	—
Change in unrealized losses	—
Net unrealized investment gain	—
Net investment loss	$(1,408)

Fair Value of Derivative Instruments in the Consolidated Balance Sheets:

		December 31,
Derivative	Balance Sheet Location	2013	2012
Foreign currency financial instruments (a)	Financial instruments	$25,090	$24,742
Commodity contracts (a), (b)	Other current assets	$1,778	$(127)
Commodity contracts (a)	Other current liabilities	$(158)	$27
Interest rate swap agreements	Other current liabilities	$(214)	$—
Derivative features of subordinated notes (a)	Long-term debt	$—	$(184)
(a) Carrying amount equals fair value.
(b) Designated as hedging instruments as of December 31, 2013.

Effect of derivative instruments on the Consolidated Statements of Operations:

		Year Ended December 31,
		2013	2012	2011
Derivative	Statement of Operations Location	Gain (loss)	Gain (loss)	Gain (loss)
Foreign currency financial instruments	Net investment gains (losses)	$(174)	$(787)	$(4,903)
Commodity contracts	Cost of goods sold	2,528	—	—
Commodity contracts	Realized and unrealized (gain) loss on derivatives	1,988	521	(1,236)
Interest rate swap agreements	Interest expense	(328)	—	—
Call options	Net investment gains (losses)	—	—	(8,539)
Put options	Net investment gains (losses)	—	—	(16,131)
Securities sold, not yet purchased	Net investment gains (losses)	—	—	(1,408)
Derivative features of subordinated notes	Realized and unrealized (gain) loss on derivatives	(793)	831	839
Total derivatives		$3,221	$565	$(31,378)

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

At December 31, 2013 and 2012, WebBank’s undisbursed loan commitments totaled $28,011 and $155,378, respectively. Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. WebBank’s commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by WebBank upon extension of credit is based on management’s credit evaluation of the borrower.

WebBank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. WebBank uses the same credit policy in making commitments and conditional obligations as it does for on-balance sheet instruments.

WebBank also estimates an allowance for potential losses on off-balance sheet contingent credit exposure. WebBank determines an allowance for this contingent credit exposure based on historical experience and portfolio analysis. The allowance was $465 and $740 at December 31, 2013 and 2012, respectively, and is included within Other current liabilities in the consolidated balance sheets. Increases or decreases in the allowance are included in Selling, general and administrative expenses in the consolidated statements of operations. The amount included in Selling, general and administrative expenses for credit losses on off-balance sheet contingent credit exposure was a benefit of $175, $440 and $22 for the years ended December 31, 2013, 2012 and 2011, respectively.

8. TRADE, OTHER AND LOANS RECEIVABLE

Trade and Other Receivables

	December 31, 2013	December 31, 2012
Trade and other receivables (net of allowance for doubtful accounts of $1,981 in 2013 and $2,004 in 2012)	$96,736	$81,820
Other receivables	5,677	2,194
Total	$102,413	$84,014

Loans Receivable

    Major classification of WebBank’s loans receivable at December 31, 2013 and 2012 are as follows:

	Total				Current		Non-current
	December 31, 2013%		December 31, 2012%		December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Real estate loans:
Commercial - owner occupied	$4,671	6%	$6,724	10%	$197	$198	$4,474	$6,526
Commercial – other	242	—%	318	—%	—	9	242	309
Total real estate loans	4,913	6%	7,042	10%	197	207	4,716	6,835
Commercial and industrial	46,702	61%	9,832	15%	1,462	451	45,240	9,381
Loans held for sale	25,125	33%	51,505	75%	25,125	51,505	—	—
Total loans	76,740	100%	68,379	100%	26,784	52,163	49,956	16,216
Less:
Deferred fees and discounts	—		21		—	21	—	—
Allowance for loan losses	(424)		(285)		(424)	(285)	—	—
Total loans receivable, net (a)	$76,316		$68,115		$26,360	$51,899	$49,956	$16,216

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, net was $76,303 and $71,111 at December 31, 2013 and 2012, respectively.

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

Changes in the allowance for loan and lease losses are summarized as follows:

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Unallocated	Total
December 31, 2011	$347	$46	$136	$—	529
Charge-offs	1	—	—	—	1
Recoveries	46	44	80	—	170
Provision	(207)	(56)	(152)	—	(415)
December 31, 2012	187	34	64	—	285
Charge-offs	—	—	(64)	—	(64)
Recoveries	22	44	217	—	283
Provision	(132)	(50)	102	—	(80)
December 31, 2013	$77	$28	$319	$—	$424

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	Real Estate
December 31, 2013	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	77	28	319	424
Total	$77	$28	$319	$424
Outstanding Loan balances:
Individually evaluated for impairment (1)	$2,426	$—	$138	$2,564
Collectively evaluated for impairment	2,245	242	46,564	49,051
Total	$4,671	$242	$46,702	$51,615

(1) $2,121 is guaranteed by the USDA or SBA.

	Real Estate
December 31, 2012	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	187	34	64	285
Total	$187	$34	$64	$285
Outstanding Loan balances:
Individually evaluated for impairment (1)	$2,728	$—	$186	$2,914
Collectively evaluated for impairment	3,996	318	9,646	13,960
Total	$6,724	$318	$9,832	$16,874

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

Loans are reported as past due when either principal or interest is due and unpaid for a period of 30 days or more. Loans past due 90 days or more and still accruing interest were $0 and $2,581 at December 31, 2013 and 2012, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Nonaccrual loans are summarized as follows:

	December 31, 2013	December 31, 2012
Real Estate Loans:
Commercial - Owner Occupied	$402	$147
Total Real Estate Loans	402	147
Commercial and Industrial	109	94
Total Loans	$511	$241

Past due loans (accruing and nonaccruing) are summarized as follows:

December 31, 2013	Current	30-89 days past due	90+ days past due	Total past due (2)	Total loans	Recorded investment in accruing loans 90+ days past due	Nonaccrual loans that are current (1)
Real Estate Loans:
Commercial - Owner Occupied	$4,668	$—	$3	$3	$4,671	$—	$399
Commercial - Other	242	—	—	—	242	—	—
Total Real Estate Loans	4,910	—	3	3	4,913	—	399
Commercial and Industrial	46,536	57	109	166	46,702	—	—
Total Loans	$51,446	$57	$112	$169	$51,615	$—	$399
(1) Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.
(2) $90 is guaranteed by the USDA or SBA.

December 31, 2012	Current	30-89 days past due	90+ days past due	Total past due (2)	Total loans	Recorded investment in accruing loans 90+ days past due (3)	Nonaccrual loans that are current (1)
Real Estate Loans:
Commercial - Owner Occupied	$3,996	$—	$2,728	$2,728	$6,724	$2,581	$—
Commercial - Other	318	—	—	—	318	—	—
Total Real Estate Loans	4,314	—	2,728	2,728	7,042	2,581	—
Commercial and Industrial	9,738	—	94	94	9,832	—	—
Total Loans	$14,052	$—	$2,822	$2,822	$16,874	$2,581	$—

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

•	Substandard: A substandard receivable has a developing or currently minor weakness or weaknesses that could result in loss or default if deficiencies are not corrected or adverse conditions arise.

•	Doubtful: A doubtful receivable has an existing weakness or weaknesses that have developed into a serious risk of significant loss or default with regard to a material term of the financing agreement.
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

December 31, 2013	Pass	Special Mention	Sub- standard (1)	Doubtful	Total loans
Real Estate Loans:
Construction	$2,246	$—	$2,425	$—	$4,671
Commercial - Owner Occupied	242	—	—	—	242
Commercial - Other	—	—	—	—	—
Total Real Estate Loans	2,488	—	2,425	—	4,913
Commercial and Industrial	44,176	2,387	139	—	46,702
Total Loans	$46,664	$2,387	$2,564	$—	$51,615

(1) $2,121 is guaranteed by the USDA or SBA.

December 31, 2012	Pass	Special Mention	Sub- standard (1)	Doubtful	Total loans
Real Estate Loans:
Construction	$—	$—	$—	$—	$—
Commercial - Owner Occupied	3,947	48	2,729	—	6,724
Commercial - Other	318	—	—	—	318
Total Real Estate Loans	4,265	48	2,729	—	7,042
Commercial and Industrial	9,646	—	186	—	9,832
Total Loans	$13,911	$48	$2,915	$—	$16,874

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Information on impaired loans is summarized as follows:

		Recorded investment
December 31, 2013	Unpaid principle balance	with no allowance	with allowance	Total recorded investment (1)	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$2,626	$2,425	$—	$2,425	$—	$2,555
Total Real Estate Loans	2,626	2,425	—	2,425	—	2,555
Commercial and Industrial	354	129	10	139	—	150
Total Loans	$2,980	$2,554	$10	$2,564	$—	$2,705

(1) $2,196 is guaranteed by the USDA or SBA.

		Recorded investment
December 31, 2012	Unpaid principal balance	with no allowance	with allowance	Total recorded investment (1)	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$2,981	$2,729	$—	$2,729	$—	$3,199
Total Real Estate Loans	2,981	2,729	—	2,729	—	3,199
Commercial and Industrial	542	169	17	186	—	198
Total Loans	$3,523	$2,898	$17	$2,915	$—	$3,397

(1) $2,328 is guaranteed by the USDA or SBA.

9. INVENTORIES

A summary of inventories is as follows:

	December 31, 2013	December 31, 2012
Finished products	$21,887	$19,229
In – process	9,840	8,344
Raw materials	15,246	14,346
Fine and fabricated precious metal in various stages of completion	19,802	9,599
	66,775	51,518
LIFO reserve	(136)	(2,695)
	$66,639	$48,823

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, HNH purchases, maintains and utilizes precious metal inventory. HNH records certain precious metal inventory at the lower of last-in, first-out ("LIFO") cost or market, with any adjustments recorded through cost of goods sold. The market value of the precious metal inventory exceeded LIFO cost by $136 as of December 31, 2013 and $2,695 as of December 31, 2012. The increase in the amount of precious metal inventory was principally attributable to the acquisition of Wolverine Joining (see Note 3 - "Acquisitions"), whose precious metal inventory is accounted for at fair value.

Certain customers and suppliers of HNH choose to do business on a “pool” basis, and furnish precious metal to HNH for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer metal is

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet. To the extent HNH is able to utilize customer precious metal in its production process, such customer metals replaces the need for HNH to purchase its own inventory. As of December 31, 2013, HNH’s customer metal consisted of 247,103 ounces of silver, 576 ounces of gold, and 1,392 ounces of palladium. As of December 31, 2012, HNH’s customer metal consisted of 208,433 ounces of silver, 541 ounces of gold, and 1,399 ounces of palladium.

	December 31, 2013	December 31, 2012
Supplemental inventory information:
Precious metals stated at LIFO cost	$5,090	$5,460
Precious metals stated under non-LIFO cost methods, primarily at fair value	13,687	—
Market value per ounce:
Silver	19.49	30.20
Gold	1,201.50	1,675.40
Palladium	711.00	702.85

10. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	December 31, 2013	December 31, 2012
Land	$11,658	$10,059
Buildings and improvements	59,252	52,983
Machinery, equipment and other	192,619	143,281
Construction in progress	8,615	10,059
	272,144	216,382
Accumulated depreciation and amortization	(60,994)	(38,800)
Net property, plant and equipment	$211,150	$177,582

Depreciation expense was $23,318, $17,375 and $13,204 for the twelve months ended December 31, 2013, 2012 and 2011, respectively.

11. GOODWILL AND OTHER INTANGIBLES

A reconciliation of the change in the carrying value of goodwill is as follows:

	December 31, 2013
	Diversified	Energy	Corporate	Total
Balance at beginning of year	$15,112	$48,429	$81	$63,622
Acquisitions	18,169	28,994	—	47,163
Impairment (a)	—	(3,577)	—	(3,577)
Currency translation adjustment	14	—	—	14
Other adjustments (b)	(454)	—	—	(454)
Balance at end of period	$32,841	$73,846	$81	$106,768
(a) Represents an impairment related to one of Steel Excel's sports businesses.
(b) Represents final purchase price allocation adjustments, including a final working capital adjustment, associated with the prior year HNH acquisition of Hickman. For additional information, see Note 3 - "Acquisitions."

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

A summary of intangible assets other than goodwill is summarized as follows:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Product and customer relationships	$117,424	$22,816	$94,608	$102,756	$14,664	$88,092
Trademarks	28,915	3,978	24,937	23,610	2,016	21,594
Patents and technology	19,338	5,635	13,703	19,025	4,063	14,962
Other	2,516	1,547	969	2,446	1,182	1,264
	$168,193	$33,976	$134,217	$147,837	$21,925	$125,912
Trademarks with indefinite lives as of December 31, 2013 and 2012 were $8,020. Amortization expense related to intangible assets was $12,033, $9,966 and $7,534 for the twelve months ended December 31, 2013, 2012 and 2011, respectively.

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Products and
	Customer		Patents and
	Relationships	Trademarks	Technology	Other
2014	$8,372	$1,914	$1,276	$358
2015	8,007	1,903	1,276	358
2016	7,638	1,894	1,276	160
2017	7,288	1,217	1,276	75
2018	7,178	789	1,276	18
Thereafter	56,125	9,200	7,323	—
Total	$94,608	$16,917	$13,703	$969

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

12. BANK DEPOSITS

A summary of WebBank deposits is as follows:

	December 31, 2013	December 31, 2012
Time deposits year of maturity:
2013	$—	$25,838
2014	47,372	9,094
2015	14,284	14,264
2016	13,625	11,507
2017	—	—
Total time deposits	75,281	60,703
Money market deposits	42,925	17,906
Total deposits (a)	$118,206	$78,609
Current	$87,319	$43,744
Long-term	30,887	34,865
Total deposits	$118,206	$78,609

Time deposit accounts under $100	$63,515	$53,897
Time deposit accounts $100 and over	11,766	6,806
Total time deposits	$75,281	$60,703
(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of Deposits was $135,893 and $104,707 at December 31, 2013 and 2012, respectively.

13. RELATED PARTY TRANSACTIONS

Management Agreement

Until December 31, 2011, SPLLC was the manager of SPLP. Effective January 1, 2012, SPLLC assigned its interest in the management agreement to SP General Services LLC (the "Manager"), formerly an affiliate of SPLLC. On October 10, 2013, the Company, SPH Group LLC, a wholly owned subsidiary of the Company, and the Manager entered into the Fifth Amended and Restated Management Agreement, effective as of May 11, 2012, to clarify the manner in which the annual incentive fee is calculated and paid to the Manager. (See Note 16 - "Capital and Accumulated Other Comprehensive Loss" for information on the incentive fee). Effective January 1, 2012, the Manager receives a fee at an annual rate of 1.5% of total partner’s capital ("Management Fee"), payable on the first day of each quarter and subject to quarterly adjustment. The Management Agreement will continue until December 31, 2013 and will be automatically renewed thereafter for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the independent directors. Prior to January 1, 2012, the Management Fee was at a rate of 1.5% per annum payable monthly and was calculated based on the sum of the net asset value of the common units and any amounts in the deferred fee accounts as of the last day of the prior calendar month.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPLP GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. For the twelve months ended December 31, 2013, 2012 and 2011, the Manager earned a Management Fee of $8,178, $7,412 and $8,119, respectively. Unpaid amounts for management fees included in Payable to related parties were $2,049 and $2,097 at December 31, 2013 and 2012, respectively. The Manager incurred $1,310, $1,179 and $2,833 of reimbursable expenses during the twelve months ended December 31, 2013, 2012 and 2011, respectively, in connection with its provision of services under the Management Agreement. Unpaid amounts for

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

reimbursable expenses were $477 and $573 at December 31, 2013 and 2012, respectively, and are included in Payable to related parties.

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
Consolidated companies that have agreements with SP Corporate include HNH, Steel Excel, SPLP, DGT, WebBank and BNS. During 2013, annual amounts billed to these companies were $8,885, $3,600, $3,000, $518, $250 and $278, respectively, and are eliminated in consolidation. In October 2013, SP Corporate entered into a management services agreement with iGo for $372 per year. Also, in January 2014, SP Corporate amended its agreement with Steel Excel (see Note 22 - "Subsequent Events" for additional information).
In addition to its servicing agreements with SPLP and its consolidated subsidiaries, SP Corporate has management services agreements with other companies considered to be related parties, including CoSine, NOVT, Ore Holdings, Inc., J. Howard Inc., SL Industries, Inc. and Steel Partners, Ltd. During 2013, SP Corporate charged approximately $1,307 to these companies.

Services provided to SPLP and its subsidiaries for the twelve months ended December 31, 2013 and 2012 are eliminated in consolidation. Additional details regarding the services provided by SP Corporate during 2011 are as follows:

•
For the twelve months ended December 31, 2011, SP Corporate earned $1,038 for providing SPLP with certain management, consulting, advisory services, accounting, investor relations, compliance and other services related to the operation of SPLP.

•
During 2011, HNH provided management and advisory services with respect to operations, strategic planning, finance and accounting, sale and acquisition activities and other aspects of the businesses of HNH. For the twelve months ended December 31, 2011, HNH incurred $1,740 under the management and services fee.

•	For the twelve months ended December 31, 2011, WebBank incurred $250 under a servicing agreement with SP Corporate.

•
BNS incurred $1,083 (includes $500 for assistance provided to BNS related to a financing arrangement) for the period November 1, 2010 through December 31, 2011 (as discussed in Note 1 – “Nature of the Business and Basis of Presentation”, BNS changed its fiscal year to a calendar year and the twelve months ended September 30, 2011 includes two additional months of statement of operations activity). BNS incurred $385 for the period November 1, 2009 through October 31, 2010 (its fiscal year).

•
Effective October 1, 2011, Steel Excel contracted with SP Corporate to provide Steel Excel with financial management and administrative services, including the services of a chief financial officer. Under the terms of the services agreement, SP Corporate was receiving $35 monthly for the provision of such services. On May 31, 2012, Steel Excel acquired all of the capital stock of SWH, the parent company of Sun Well. As a result of the transaction, Steel Excel became a majority-owned controlled subsidiary and is consolidated with SPLP from that date (for additional information on the transaction between Steel Excel and BNS, see Note 3 - "Acquisitions"). Any Fees charged to Steel Excel subsequent to May 31, 2012 are eliminated in consolidation.

SPII Liquidating Trust

SPLP holds interests in the SPII Liquidating Trust, an entity that holds certain investments which it acquired in connection with the Exchange Transaction, which the Manager and its affiliate serve as the manager and liquidating trustee, respectively, without compensation other than reimbursement for out-of-pocket expenses. The SPII Liquidating Trust has an

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

investment in Steel Partners Japan Strategic Fund, L.P. and in Steel Partners China Access I L.P. See Note 5 - "Investments" for additional information.

In the second quarter of 2013, the SPII Liquidating Trust sold its remaining investments comprising Trust I to a related party, Steel Partners Ltd. The Company received proceeds of $764 representing its proportionate interest in the Trust. There was no gain or loss on the transaction.

Mutual Securities

Pursuant to the Management Agreement, the Manager was responsible for selecting executing brokers. Securities transactions for SPLP are allocated to brokers on the basis of reliability and best price and execution. The Manager has selected Mutual Securities as an introducing broker and may direct a substantial portion of the managed entities’ trades to such firm among others. An officer of the Manager and SPH GP is affiliated with Mutual Securities. The Manager only uses Mutual Securities when such use would not compromise the Manager’s obligation to seek best price and execution. SPLP has the right to pay commissions to Mutual Securities, which are higher than those that can be obtained elsewhere, provided that the Manager believes that the rates paid are competitive institutional rates. Mutual Securities also served as an introducing broker for SPLP’s trades. The Commissions paid by SPLP to Mutual securities were approximately $310, $239 and $1,105 for the twelve months ended December 31, 2013, 2012 and 2011, respectively. Such commissions are included in the net investment gains (losses) in the consolidated statements of operations. The portion of the commission paid to Mutual Securities ultimately received by such officer is net of clearing and other charges.

Other

On March 31, 2012, Steel Partners, Ltd. assigned its rights, obligations and title to its New York City office lease to SPH Services. In connection with the assignment, Steel Partners, Ltd. agreed to remit $3,286 to SPH Services, subject to adjustment, which represents the present value of the lease payment obligations over the fair value of the leased facilities. In addition, for a total consideration of $1,203, Steel Partners, Ltd. sold to SPH Services the fixed assets held by it relating to the New York City location, which includes furniture, equipment and leasehold improvements. This amount is included in payable to related parties as of December 31, 2013. The Company agreed to reimburse Steel Partners, Ltd. $254 for occupancy costs for the three months ended March 31, 2012. This amount was paid to Steel Partners, Ltd in the third quarter of 2012.
SPLP has an arrangement whereby it holds an asset on behalf of a related party in which it has an investment. The asset had a fair value of $28,515 and $30,172 at December 31, 2013 and 2012, respectively. Under the terms of this arrangement, the related party is the sole beneficiary and SPLP does not have an economic interest in the asset and SPLP has no capital at risk with respect to such asset, other than indirectly through its indirect investment in such related party. No amounts related to this arrangement are recorded on the Consolidated balance sheet. For the twelve months ended December 31, 2013 and 2012, SPLP was indirectly compensated for providing this arrangement by the payment of a fee. The fees were not material.

The Company’s non-management directors receive an annual retainer of $150, of which $75 is paid in cash and $75 is paid in restricted common units of SPLP. The restricted units vest over a three year period. These directors are also paid fees of $1 for each board committee meeting attended. The chairmen of the Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee are paid an additional fee of $60, $5 and $5 annually, respectively. For the twelve months ended December 31, 2013, 2012 and 2011 non-management directors’ fees expensed were $855, $570 and $437, respectively. Unpaid non-management directors’ fees are included in Payable to related parties and were $46 and $44 at December 31, 2013 and 2012, respectively.

At December 31, 2013, several related parties and consolidated subsidiaries had deposits totaling $19,229 in WebBank. These deposits earned $159 in interest through December 31, 2013. Deposits of $17,195 and interest of $150 has been eliminated in consolidation. At December 31, 2012, several related parties and consolidated subsidiaries had deposits totaling $27,559 in WebBank. These deposits earned $146 in interest through December 31, 2012. Deposits of $25,537 and interest of $112 has been eliminated in consolidation.

SPLP has an estimated liability of $116 as of December 31, 2013 and 2012 included in other current liabilities which, pursuant to the Amended Exchange Agreement, is indemnified by Steel Partners II (Onshore) LP (“SPII Onshore”). As a result, the Company recorded an amount receivable from SPII Onshore reported as Receivable from related parties in the consolidated balance sheet.

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

The amount of the Deferred Fee Liability was indexed to the value of SPLP. The deferred fee was a fair value liability and increased or decreased quarterly by the same percentage as the increase or decrease in the index. The Deferred Fee Liability increased $11,448 in the year ended December 31, 2012, and is reported in the consolidated statements of operations as Deferred fee liability to related party-increase. On April 11, 2012 (the "Termination Date"), the Company and the Investment Manager terminated the Investor Services Agreement by mutual consent.  Instead of receiving the deferred fee in cash, the Investment Manager elected for the total amount to be paid in common units of the Company. For additional information see Note 16 - "Capital and Accumulated Other Comprehensive Income (Loss)."

Investment Manager

SPLP was a party to an investor services agreement (the “Investor Services Agreement”) during 2011 and through April 11, 2012, the day in which the Company and the Investment Manager terminated the Investor Services Agreement by mutual consent - See "Deferred Fee Liability to Related Party" section above. Pursuant to the Investor Services Agreement, the Investment Manager performed certain investor relations services on SPLP’s behalf and SPLP paid the Investment Manager a fee in an amount of $50 per year (the “Investor Services Fee”). The Management Fee payable to the Manager pursuant to the Management Agreement was offset and reduced on each payment date by the amount of the Investor Services Fee payable to the Investment Manager. The Investment Manager earned an Investor Services Fee of $13 and $50 for the twelve months ended December 31, 2012 and 2011, respectively. There were no unpaid amounts for the Investor Services Fee at December 31, 2012.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

14. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following:

	December 31, 2013	December 31, 2012
Short term debt:
Foreign	$304	$778
3/4% Convertible Senior Subordinated Notes	346	346
Total short-term debt	650	1,124
Long-term debt - non related party:
Term Loans	208,500	115,000
First Lien Term Loans	30,950	15,340
10% Subordinated Notes, net of unamortized discount	—	9,049
Other debt - domestic	8,280	8,597
Foreign loan facilities	1,658	4,713
Total debt to non related party	249,388	152,699
Less portion due within one year	26,033	13,025
Long-term debt to non related party	223,355	139,674
Long-term debt - related party:
10% Subordinated Notes, net of unamortized discount	—	391
Total long-term debt	223,355	140,065
Total debt	$250,038	$154,214
Capital lease facility
Current portion of capital lease	$953	$1,039
Long-term portion of capital lease	734	1,645
	$1,687	$2,684

Long-term debt obligations as of December 31, 2013 matures in each of the next five years as follows:

	Total	2014	2015	2016	2017	2018	Thereafter

Long-term debt	$249,388	$26,033	$35,183	$28,905	$119,623	$39,644	$—

SPLP Credit Facility

On October 23, 2013 the Company entered into a Credit Agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC”), as administrative agent for the lenders thereunder. The Credit Facility provides for a revolving credit facility with borrowing availability of up to $50,000 which the Company may use for its working capital and investment needs and for the reimbursement of letters of credit. Amounts outstanding under the Credit Facility bear interest at LIBOR plus 1.00%, and are collateralized by first priority security interests of certain of the Company's deposit accounts and publicly traded securities. The Credit Facility also includes provisions for the issuance of letters of credit up to $10,000, with any such issuances reducing total borrowing availability. There were no letters of credit outstanding at December 31, 2013. The Credit Facility provides for a commitment fee to be paid on unused borrowings and also contains customary affirmative and negative covenants, including a minimum cash balance covenant, restrictions against the payment of dividends and customary events of default. Any amounts outstanding under the Credit Facility are due and payable in full on October 23, 2016. There were no amounts outstanding under the Credit Facility as of December 31, 2013.

HNH Debt

Senior Credit Facility

On November 8, 2012, H&H Group, a wholly owned subsidiary of HNH, entered into a $205,000 senior secured credit

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

facility, consisting of a revolving credit facility ("Revolving Facility") in an aggregate principal amount not to exceed $90,000 and a term loan ("Senior Term Loan") in an aggregate principal amount of $115,000 (collectively, "Senior Credit Facility"). On April 26, 2013, in connection with the acquisition of Wolverine Joining (see Note 3 - "Acquisitions"), HNH's Senior Credit Facility was amended, and on September 13, 2013, the Senior Credit Facility was further amended. These amendments, among other things, increased the lenders' commitments under the Revolving Facility to $160,000 and their commitments under the Senior Term Loan to $125,000, provided H&H Group with additional flexibility regarding its ability to utilize net cash proceeds from permitted asset sales, reset the amount of dividends and other distributions that may be made by H&H Group to HNH following the payment of $7,000 of previously declared dividends, and amended certain financial covenants and the amortization schedule of the term loan. The term loan, as amended, requires quarterly principal payments of $3,100, $3,900, $3,900 and $3,900 in 2014, 2015, 2016 and 2017, respectively.

The Senior Credit Facility will expire, with remaining outstanding balances due and payable, on November 8, 2017. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of H&H Group, which approximated $390,000 at December 31, 2013. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). Borrowings under the Senior Credit Facility bear interest, at H&H Group's option, at a rate based on LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (2.75% and 1.75%, respectively, for LIBOR and Base Rate borrowings at December 31, 2013). The Revolving Facility provides for a commitment fee to be paid on unused borrowings, and usage under the Revolving Facility is governed by a defined Borrowing Base. The Revolving Facility also includes provisions for the issuance of letters of credit up to $15,000 with any such issuances reducing availability under the Revolving Facility. The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level.

At December 31, 2013, letters of credit totaling $3,300 had been issued. $3,100 of the letters of credit guarantee various insurance activities, and $100 are for environmental and other matters. Remaining excess availability under the Borrowing Base totaled $36,400 at December 31, 2013. The weighted-average interest rates on the Senior Term Loan and Revolving Facility were 3.00% and 3.13%, respectively, at December 31, 2013, and HNH was in compliance with all debt covenants at December 31, 2013.

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

Subordinated Notes

On October 15, 2010, H&H Group refinanced the prior indebtedness of H&H and Bairnco to the SPII Liquidating Series Trusts (Series A and Series E)("Steel Trusts"), each constituting a separate series of the SPII Liquidating Trust as successor-in-interest to Steel Partners II, L.P. In accordance with the terms of the associated exchange agreement, H&H Group made an approximately $6,000 cash payment in partial satisfaction of prior indebtedness to the Steel Trusts and exchanged the remainder of such prior obligations for units consisting of (a) $72,900 aggregate principal amount of 10% subordinated secured notes due 2017 ("Subordinated Notes") issued by H&H Group pursuant to an indenture, dated as of October 15, 2010 (as amended and restated effective December 13, 2010)("Indenture"), and (b) warrants, exercisable beginning October 15, 2013, to purchase an aggregate of 1,500,806 shares of the Company's common stock, with an exercise price of $11.00 per share ("Warrants"). The Subordinated Notes were redeemable until October 14, 2013, at H&H Group's option, upon payment of the principal amount of the notes, plus all accrued and unpaid interest thereon and an applicable premium set forth in the Indenture. All obligations outstanding under the Subordinated Notes bore interest at a rate of 10% per annum, 6% of which was payable in cash and 4% of which was payable in-kind.

On October 14, 2011, H&H Group redeemed $25,000 principal amount of its outstanding Subordinated Notes on a pro-rata basis among all holders thereof at a redemption price of 102.8% of the principal amount and accrued but unpaid payment-in-

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

kind-interest thereof, plus accrued and unpaid cash interest. Until October 15, 2013, the Subordinated Notes were not detachable from the Warrants that were issued with the Subordinated Notes as units ("Units"). Accordingly, a pro-rata portion of Warrants were also redeemed on October 14, 2011, as well as in subsequent redemptions. During 2011, the Company redeemed a total of approximately $35,100 of Subordinated Notes, including the October redemption. In 2012, H&H Group repurchased an aggregate $10,800 of Subordinated Notes, plus accrued interest. A (loss) gain of $(1,400) and $200 on repurchases of the Subordinated Notes is included in interest expense in the consolidated income statements for the years ended December 31, 2012 and 2011, respectively.

On March 26, 2013, H&H Group instructed Wells Fargo Bank, National Association ("Wells Fargo"), as trustee and collateral agent, to deliver an irrevocable notice of H&H Group's election to redeem all of its outstanding Subordinated Notes to the holders of the Subordinated Notes. Pursuant to the terms of that certain amended and restated indenture, dated as of December 13, 2010, as amended ("Indenture"), by and among H&H Group, the guarantors named therein and Wells Fargo, as trustee and collateral agent, H&H Group has instructed Wells Fargo to redeem, on April 25, 2013, approximately $31,800 principal amount of Subordinated Notes, representing all of the outstanding Subordinated Notes, at a redemption price equal to 112.6% of the principal amount and accrued but unpaid payment-in-kind-interest thereof, plus accrued and unpaid cash interest. As indicated above, the Subordinated Notes were part of a unit , and accordingly the Warrants which comprised a portion of the Units were also redeemed. On March 26, 2013, H&H Group irrevocably deposited with Wells Fargo funds totaling $36,900 for such redemption and interest payment in order to satisfy and discharge its obligations under the Indenture from both a legal and accounting perspective. Approximately $25,000 of this deposit related to SPLP's holdings of the Subordinated Notes. SPLP received the proceeds on April 26, 2013.

Other Debt

A subsidiary of H&H has two mortgage agreements, each collateralized by real property. The mortgage balance on the first facility was $6,500 and $6,800 at December 31, 2013 and 2012, respectively. The mortgage bears interest at LIBOR plus a margin of 2.70%, or 2.87% at December 31, 2013, and matures in 2015. The mortgage balance on the second facility was $1,700 and $1,800 at December 31, 2013 and 2012, respectively. The mortgage bears interest at LIBOR plus a margin of 2.70%, or 2.86% at December 31, 2013, and matures in 2017.

Steel Excel Debt

On July 3, 2013, Steel Excel's energy business entered into a credit agreement (the “Energy Credit Agreement”) with Wells Fargo Bank National Association, RBS Citizens, N.A., and Comerica Bank. The Energy Credit Agreement provided for a borrowing capacity of $80,000 consisting of a $70,000 secured term loan (the “Term Loan”) that was fully drawn by Steel Excel's energy business on July 3, 2013, and up to $10,000 in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. Borrowings under the Energy Credit Agreement are collateralized by substantially all the assets of Steel Excel's wholly-owned subsidiary, Steel Energy Ltd. ("Steel Energy") and its wholly-owned subsidiaries Sun Well Service, Inc. ("Sun Well") and Rogue Pressure Services, Inc. ("Rogue"), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well and Rogue, and are fully guaranteed by Sun Well and Rogue. The proceeds of the Term Loan at closing, along with proceeds from intercompany loans to Steel Energy from Sun Well and Rogue, were used to pay Steel Excel a dividend of $80,000 and certain fees and expenses related to the Energy Credit Agreement.

In December 2013, Steel Energy entered into an amendment to the Energy Credit Agreement (together with the Energy Credit Agreement, the "Amended Credit Agreement") pursuant to which the borrowing capacity for the Term Loan was increased by an additional $25,000. The additional amounts under the Term Loan were fully drawn by Steel Energy upon closing and the proceeds, together with cash provided by the Company and Steel Energy, were used to fund the acquisition of Black Hawk A(see Note 3 - "Acquisitions"). The Company incurred fees totaling approximately $1,400 in connection with the Amended Credit Agreement that are being amortized over the life of the arrangement as a component of interest expense.

Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy and its wholly-owned subsidiaries Sun Well, Rogue, and Black Hawk, and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk. The carrying value as of December 31, 2013, of the assets pledged as collateral by Steel Energy and its subsidiaries under the Amended Credit Agreement was approximately $163,609.

The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3,300 and a balloon payment due on the maturity date. At December 31, 2013, $92,500 was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Borrowings under the Amended Credit Agreement bear interest at annual rates of either (i) the Base Rate plus an applicable margin of 1.50% to 2.25% or (ii) LIBOR plus an applicable margin of 2.50% to 3.25%. The “Base Rate” is the greatest of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%. The applicable margin for both Base Rate and LIBOR is determined based on the leverage ratio calculated in accordance with the Amended Credit Agreement. LIBOR-based borrowings are available for interest periods of one, three, or six months. In addition, Steel Excel is required to pay commitment fees of between 0.375% and 0.50% per annum on the daily unused amount of the Revolving Loans. The interest rate on the borrowings under the Amended Credit Agreement was 3.0% at December 31, 2013. For the year ended December 31, 2013, Steel Excel incurred interest expense of $1,400 in connection with the Amended Credit Agreement, consisting of $1,100 in interest on the Term Loans and $300 of amortization of deferred financing fees.

The Amended Credit Agreement contains certain financial covenants, including (i) a leverage ratio not to exceed 3.00:1 for quarterly periods through June 15, 2015, 2.75:1 for quarterly periods through June 30, 2017, and 2.5:1 thereafter and (ii) a fixed charge coverage ratio of 1.15:1 for quarterly periods through December 31, 2016, and 1.25:1 thereafter. Steel Excel was in compliance with all financial covenants as of December 31, 2013.

The Amended Credit Agreement also contains representations, warranties and covenants, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with law, (iv) maintenance of properties and (v) payment of restricted payments. The repayment of the Term Loan can be accelerated upon (i) a change in control, which would include Steel Energy owning less than 100% of the equity of Sun Well or Rogue or SPLP owning, directly or indirectly, less than 35% of Steel Excel's energy business or (ii) other events of default, including payment failure, false representations, covenant breaches, and bankruptcy.

    Sun Well Debt

Sun Well, a wholly owned operating subsidiary of Steel Excel, Inc. previously had a credit agreement with Wells Fargo Bank, National Association that included a term loan of $20,000 and a revolving line of credit for up to $5,000. All amounts due under the Sun Well Credit Agreement were fully repaid in 2013 and the facility was terminated as of July 3, 2013, upon closing of the Energy Credit Agreement. For the year ended December 31, 2013, Steel Excel incurred interest expense of $300 in connection with the Sun Well Credit Agreement. Upon termination of the Sun Well Credit Agreement, the Company recognized a loss on extinguishment of $500 from the write off of unamortized deferred financing costs, which was reported as a component of Other income in the consolidated statements of operations for the year ended December 31, 2013.

15. PENSION BENEFIT PLANS

HNH maintains several qualified and non-qualified pension plans and other post-retirement benefit plans. HNH’s significant pension, health care benefit and defined contribution plans are discussed below.  HNH’s other pension and post-retirement plans are not significant individually or in the aggregate.

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

Pension benefits are based on years of service and the amount of compensation earned during the participants’ employment. However, as noted above, the qualified pension benefits have been frozen for all participants. Pension benefits for the WPC bargained participants include both defined benefit and defined contribution features, since the plan includes the account balances from the RSP Plan. The gross benefit, before offsets, is calculated based on years of service and the benefit multiplier under the plan. The net defined benefit pension plan benefit is the gross amount offset for the benefits payable from the RSP Plan and benefits payable by the Pension Benefit Guaranty Corporation from previously terminated plans.  Individual employee accounts established under the RSP Plan are maintained until retirement. Upon retirement, participants who are eligible for the WHX Pension Plan and maintain RSP Plan account balances will normally receive benefits from the WHX Pension Plan. When these participants become eligible for benefits under the WHX Pension Plan, their vested balances in the RSP Plan becomes assets of the WHX Pension Plan. Although these RSP Plan assets cannot be used to fund any of the net benefit that is the basis for determining the defined benefit plan’s net benefit obligation at the end of the year, the HNH has included the amount of the RSP Plan accounts at December 31, 2013 of $19,400 on a gross basis as both assets and liabilities of the plan as of December 31, 2013.

Certain current and retired employees of H&H are covered by post-retirement medical benefit plans, which provide benefits for medical expenses and prescription drugs. Contributions from a majority of the participants are required, and for those retirees and spouses, HNH’s payments are capped. The measurement date for plan obligations is December 31.

The following table presents the components of pension expense and components of other post-retirement benefit (income) expense for the HNH benefit plans included the following:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Service cost	$—	$—	$218	$—	$—	$—
Interest cost	18,594	21,652	22,553	98	163	171
Expected return on plan assets	(23,964)	(27,007)	(27,246)	—	—	—
Amortization of actuarial loss	5,061	2,852	—	8	86	41
Total	$(309)	$(2,503)	$(4,475)	$106	$249	$212

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Actuarial assumptions used to develop the components of defined benefit pension expense and other post-retirement benefit expense were as follows:

	Pension Benefits			Other Post-Retirement Benefits
	2013	2012	2011	2013	2012	2011
Discount rates:
WHX Pension Plan	3.50%	4.15%	4.95%	N/A	N/A	N/A
Other post-retirement benefit plans	N/A	N/A	N/A	3.65%	4.20%	5.10%
Bear Plan	4.00%	4.55%	5.50%	N/A	N/A	N/A
Expected return on assets	7.50%	8.00%	8.00%	N/A	N/A	N/A
Health care cost trend rate - initial	N/A	N/A	N/A	7.25%	7.50%	7.50%
Health care cost trend rate - ultimate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate reached	N/A	N/A	N/A	2022	2022	2016

The measurement date for plan obligations is December 31.  The discount rate is the rate at which the plans’ obligations could be effectively settled and is based on high quality bond yields as of the measurement date.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Summarized below is a reconciliation of the funded status for HNH’s qualified defined benefit pension plans and other post-retirement benefit plans:

	Pension Benefits		Other Post-Retirement Benefits
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at January 1	$547,456	$532,619	$4,208	$4,092
Service cost	—	—	—	—
Interest cost	18,594	21,651	98	163
Actuarial (gain) loss	(34,739)	36,227	(1,403)	150
Participant contributions	—	—	4	9
Plan change	—	—	(1,506)	—
Benefits paid	(34,495)	(36,058)	(317)	(206)
Insurance contract termination	—	(6,983)	—	—
Transfer from Canfield Salaried SEPP	724	—	—	—
Benefit obligation at December 31	$497,540	$547,456	$1,084	$4,208
Change in plan assets:
Fair value of plan assets at January 1	$330,471	$346,408	$—	$—
Actual returns on plan assets	43,924	10,924	—	—
Participant contributions	—	—	4	9
Benefits paid	(34,495)	(36,058)	(317)	(206)
Company contributions	13,349	16,180	313	197
Insurance contract termination	—	(6,983)	—	—
Transfer from Canfield Salaried SEPP	724	—	—	—
Fair value of plan assets at December 31	353,973	330,471	—	—
Funded status	$(143,567)	$(216,985)	$(1,084)	$(4,208)
Accumulated benefit obligation ("ABO") for qualified
defined benefit pension plans :
ABO at January 1	$547,456	$532,619	$4,208	$4,092
ABO at December 31	$497,540	$547,456	$1,084	$4,208
Amounts recognized in the statement of financial position:
Current liability	$—	$—	$(111)	$(211)
Noncurrent liability	(143,567)	(216,985)	(973)	(3,997)
Total	$(143,567)	$(216,985)	$(1,084)	$(4,208)

The weighted average assumptions used in the valuations at December 31 were as follows:

	Pension Benefits		Other Post-Retirement Benefits
	2013	2012	2013	2012
Discount rates:
WHX Pension Plan	4.40%	3.50%	N/A	N/A
Bear Plan	4.95%	4.00%	N/A	N/A
Other post-retirement benefit plans	N/A	N/A	4.10%	3.65%
Health care cost trend rate - initial	N/A	N/A	7.25%	7.25%
Health care cost trend rate - ultimate	N/A	N/A	5.00%	5.00%
Year ultimate reached	N/A	N/A	2022	2022

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

         The effect of a 1% increase (decrease) in health care cost trend rates on other post-retirement benefits obligations is $500 and $(400), respectively.

Pretax amounts included in “Accumulated other comprehensive loss (income)” at December 31, 2013 and 2012 were as follows:

	Pension Benefits		Other Post-Retirement Benefits
	2013	2012	2013	2012
Prior service credit	$—	$—	$(1,506)	$—
Net actuarial loss	96,408	156,168	440	1,851
Accumulated other comprehensive loss (income)	$96,408	$156,168	$(1,066)	$1,851

The pretax amount of actuarial losses included in “Accumulated other comprehensive loss” at December 31, 2013 that is expected to be recognized in net periodic benefit cost in 2014 is $2,323

Other changes in plan assets and benefit obligations recognized in “Comprehensive (income) loss” are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	2013	2012	2011	2013	2012	2011
Current year actuarial (income) loss	$(54,698)	$52,309	$93,030	$(1,403)	$150	$649
Amortization of actuarial (income) loss	(5,061)	(2,852)	—	(8)	(86)	(41)
Current year prior service credit	—	—	—	(1,506)	—	—
Total recognized in comprehensive (income) loss	$(59,759)	$49,457	$93,030	$(2,917)	$64	$608

The actuarial losses occurred principally because the historical investment returns on the assets of the WHX Pension Plan have been lower than the actuarial assumptions.

Benefit obligations were in excess of plan assets for all pension plans at both December 31, 2013 and 2012. The accumulated benefit obligation for all defined benefit pension plans was approximately $497,540 and $547,456 at December 31, 2013 and 2012, respectively. Additional information for plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits		Other Post-Retirement Benefits
	2013	2012	2013	2012
Projected benefit obligation	$497,540	$547,456	$1,084	$4,208
Accumulated benefit obligation	$497,540	$547,456	$1,084	$4,208
Fair value of plan assets	$353,973	$330,471	$—	$—

In determining the expected long-term rate of return on assets, HNH evaluated input from various investment professionals.  In addition, HNH considered its historical compound returns as well as HNH’s forward-looking expectations. HNH determines its actuarial assumptions for its pension and other post-retirement plans on December 31 of each year to calculate liability information as of that date and pension and other post-retirement expense for the following year.  The discount rate assumption is derived from the rate of return on high-quality bonds as of December 31 of each year.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

     The fair value of pension investments is defined by reference to one of three categories (Level1 , Level 2 or Level 3) based on the reliability of inputs, as such terms are defined in Note 2 - "Summary of Significant Accounting Policies." The WHX/Bear Pension Plan’s assets at December 31, 2013 and 2012, by asset category, are as follows:

	WHX/Bear Pension Assets (in thousands)
Fair Value Measurements as of December 31, 2013:
	Assets (Liabilities) at Fair Value as of December 31, 2013
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. large cap	$27,389	$596	$—	$27,985
U.S. mid-cap growth	62,477	—	—	62,477
U.S. small-cap value	14,460	2,031	—	16,491
International large cap value	16,355	—	—	16,355
Equity contracts	96	—	—	96
Fixed income securities:
Corporate bonds and loans	33	63,405	503	63,941
Other types of investments:
Common trust funds (1)	—	98,610	—	98,610
Fund of funds (2)	—	41,898	—	41,898
	120,810	206,540	503	327,853
Shorts	(62,776)	(938)	—	(63,714)
Total	$58,034	$205,602	$503	264,139
Cash & cash equivalents				94,130
Net payables				(4,296)
Total pension assets				$353,973

Fair Value Measurements as of December 31, 2012:
	Assets (Liabilities) at Fair Value as of December 31, 2012
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. large cap	$20,572	$543	$—	$21,115
U.S. mid-cap growth	36,065	—	209	36,274
U.S. small-cap value	15,295	138	—	15,433
International large cap value	16,118	116	—	16,234
Equity contracts	308	—	—	308
Preferred stocks	530	2,016	—	2,546
Fixed income securities:
Corporate bonds and loans	415	51,052	548	52,015
Bank debt	—	—	—	—
Other types of investments:
Common trust funds (1)	—	68,830	—	68,830
Fund of funds (2)	—	37,142	—	37,142
	89,303	159,837	757	249,897
Futures contracts, net	(58,148)	5,478	—	(52,670)
Total	$31,155	$165,315	$757	197,227
Cash & cash equivalents				133,590
Net payables				(346)
Total pension assets				$330,471

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

 (1)  Common trust funds are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds are primarily publicly traded equity securities, fixed income securities and commodity-related securities and are valued at their Net Asset Values ("NAV") that are calculated by the investment manager or sponsor of the fund.

(2)  Fund of funds consist of fund-of-fund LLC or commingled fund structures. The underlying assets in these funds are primarily publicly traded equity securities, fixed income securities and commodity-related securities. The LLCs are valued based on NAVs calculated by the fund and are not publicly available.

HNH’s policy is to recognize transfers in and transfers out of Level 3 as of the date of the event or change in circumstances that caused the transfer. Changes in the WHX/Bear Pension Plan assets for which fair value is determined using significant unobservable inputs (Level 3) were as follows during 2013 and 2012:

Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended December 31, 2013	U.S. Large Cap	U.S. Mid Cap Growth	Corporate Bonds and Loans
Beginning balance as of January 1, 2013	$—	$209	$548
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Gains or losses included in changes in net assets	—	23	85
Purchases, issuances, sales and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	(232)	(130)
Settlements	—	—	—
Ending balance as of December 31, 2013	$—	$—	$503
Year Ended December 31, 2012	U.S. Large Cap	U.S. Mid Cap Growth	Corporate Bonds and Loans
Beginning balance as of January 1, 2012	$593	$—	$—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Gains or losses included in changes in net assets	673	145	11
Purchases, issuances, sales and settlements
Purchases	—	—	547
Issuances	—	64	—
Sales	(1,202)	—	(10)
Settlements	(64)	—	—
Ending balance as of December 31, 2012	$—	$209	$548

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The following table presents the category, fair value, redemption frequency, and redemption notice period for those assets whose fair value is estimated using the NAV per share (or its equivalents) as of December 31, 2013 and 2012.

Fair Value Estimated using NAV per Share (or its equivalent)

Class Name	Description	Fair Value December 31, 2013	Fair Value December 31, 2012	Redemption frequency	Redemption Notice Period

Fund of funds	Equity long/short hedge funds	$5,707	$4,862	Quarterly	45 day notice
Fund of funds	Fund of fund composites	$36,190	$32,280	Quarterly	45 day notice
Common trust funds	Equity long/short hedge funds	$12,635	$—	Annually	90 day notice
Common trust funds	Event driven hedge funds	$69,255	$55,853	Annually	45 day notice
Common trust funds	Event driven hedge funds	$16,720	$12,977	Monthly	90 day notice
Separately managed fund	Separately managed fund	$34,991	$33,324	Monthly	30 day notice
Separately managed fund	Separately managed fund	$77,093	$64,490	Quarterly	45 day notice

Unfunded Commitments

As of December 31, 2013, the Plan had an unfunded commitment for additional capital of approximately $39,000 to an event driven hedge fund. The commitment was funded in January 2014 through an in-kind transfer from one of the Plan's separately managed funds.

Contributions

Employer contributions consist of funds paid from employer assets into a qualified pension trust account. HNH’s funding policy is to contribute annually an amount that satisfies the minimum funding standards of ERISA.

HNH expects to have required minimum contributions for 2013, 2014, 2015, 2016, 2017, and thereafter of $24,300, $21,700, $17,100, $15,800, $13,900, and $27,600, respectively. Required future contributions are based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

Benefit Payments

Estimated future benefit payments for the benefit plans over the next ten years are as follows:

	Pension	Other Post-Retirement
Years	Benefits	Benefits
2014	$34,813	$111
2015	34,640	118
2016	34,456	112
2017	34,247	100
2018	34,018	94
2019-2023	163,182	366

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

401(k) Plans

Beginning January 1, 2012, certain employees participate in a SPLP sponsored savings plan which qualifies under Section 401(k) of the Internal Revenue Code. SPLP presently makes a contribution to match 50% if the first 6% of the employees contribution. The charge to expense for SPLP's matching contribution totaled $220 in 2013 and $248 in 2012.

In addition, certain employees participate in a HNH sponsored savings plan which qualifies under Section 401(k) of the Internal Revenue Code.  This savings plan allows eligible employees to contribute from 1% to 75% of their income on a pretax basis. HNH presently makes a contribution to match 50% of the first 6% of the employee’s contribution.  The charge to expense for HNH’s matching contribution amounted to $1,400 in 2013, $1,800 in 2012 and $2,000 in 2011.

16. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company has three classes of common units - regular Common Units, Class B Common Units and Class C Common Units.  Class B Common Units and Class C Common Units are identical to the regular Common Units in all respect except that net tax losses are not allocated to a holder of Class B Common Units or Class C Common Units, liquidating distributions made by the Company to such holder may not exceed the amount of its capital account allocable to such Common Units, and such holder may not sell such Common Units in the public market.  At such time that that the amount of the capital account allocable to a Class B Common Unit or Class C Common Unit is equal to the amount of the capital account allocable to a regular Common Unit, such Class B Common Unit or Class C Common Unit shall convert automatically into a regular Common Unit. At December 31, 2013 there are 22,647,345 Class A units, 6,939,647 Class B units and 1,542,073 Class C units outstanding.

Common Unit Repurchase Program

On December 24, 2013, the Board of Directors of the general partner of the Company, approved the repurchase of up to an aggregate of $5,000 of the Company's common units (the “Repurchase Program”). Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company has entered into a Stock Purchase Plan which will continue through March 26, 2014. The Repurchase Program has no termination date. The company purchased 6,015 units for a total purchase price of approximately $106 under the Repurchase Program during 2013.

Common Unit Distributions

In connection with the Exchange Transaction, SPLP agreed to distribute to the holders of its common units up to $87,506 (the “Target Distribution”), subject to certain limitations, during the period from July 16, 2009 to April 30, 2011. On April 6, 2011, SPLP completed the Target Distribution and distributed to its unitholders of record as of March 25, 2011, $29,868 (net of $3,228 relating to treasury units), or $1.18 per common unit. With the Target Distribution having been met, the Company may, at its option, make future distributions to unitholders, although it currently has no plans to make any future distributions.

Common Units Issuance - Directors

Effective as of March 21, 2011, SPLP issued to its independent directors an aggregate of 7,315 common units at a per unit value of $18.80, which was determined based on the net asset value of SPLP common units as of September 30, 2010 and an aggregate of 6,865 common units at a per unit value of $20.03, which was determined based on the net asset value of SPLP common units as of December 31, 2010.

For the years ended December 31, 2013, 2012 and 2011 each of the Company's non-management directors earned annual equity compensation in the amount of $75 in the form of restricted common units of the Company. The restrictions vest over a three year period, with one-third of the units vesting on the anniversary date of the grants. The total value of the units granted was $375 in 2013, 2012 and 2011. Total expense for the vesting of the restricted common units issued was approximately $344, $120 and $275 for the twelve months ended December 31, 2013, 2012 and 2011, respectively.

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

Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in Accumulated other comprehensive income (loss) are as follows:

	Unrealized gain on available-for-sale securities	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at December 31, 2012	$44,521	$(1,863)	$(60,520)	$(17,862)
Current period other comprehensive income (a)	53,289	33	21,528	74,850
Reclassification adjustments (b), (c)	(13,867)	(1,537)	—	(15,404)
Balance at December 31, 2013	$83,943	$(3,367)	$(38,992)	$41,584
(a) Net of tax provision of approximately $18,660.
(b) Net of tax provision of approximately $529.
(c) Includes a net reclassification gain to Other income of $1,559, a reclassification of net unrealized gain of $11,507 to Income (loss) of associated companies, net of tax, a reclassification of $991 to Net investment gains (losses) and a reclassification of $1,347 to Gain on sale of discontinued operations.

At December 31, 2013 and 2012, Accumulated other comprehensive income (loss) includes amounts related to companies accounted for under the traditional equity method of $2 of income and $1 of loss, respectively, for unrealized gain/loss on available-for-sale securities.

For the twelve months ended December 31, 2013, the impact on comprehensive income related to companies accounted for under the traditional equity method was $3. For the twelve months ended December 31, 2012, there was no impact on comprehensive income related to companies accounted for under the equity method. For the twelve months ended December 31, 2011, comprehensive income includes amounts for companies accounted for under the equity method of $19 for unrealized loss on available-for-sale securities, $1,960 for currency translation adjustments and $7,321 for change in net pension and retiree medical liability.

Noncontrolling Interests in Consolidated Entities

Noncontrolling interests in consolidated entities at December 31, 2013 and 2012 represent the interests held by the noncontrolling shareholders of the BNS Liquidating Trust, HNH, DGT and Steel Excel.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP which are determined as of the last day of each fiscal year.  If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

units is equal to 100% of the common units outstanding, including common units held by non-wholly owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date.  In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company would record a negative incentive unit expense in the quarter when such over accrual is determined. The expense is recorded in Selling, general and administrative expenses in the consolidated statement of operations. Incentive unit expense of approximately $26,600 and $100, representing the classification of approximately 1,534,000 and 8,000 Class C common units with respect to the incentive units, was recorded for the twelve months ended December 31, 2013 and 2012, respectively.
Common Unit Option Liability
The common unit options expired on December 31, 2011, and as a result, the derivative liability decreased $1,785 , which is recorded in Selling, General and Administrative expenses. Prior to the options expiring, the options were accounted for as a derivative liability at fair value . There were no common unit options outstanding as of December 31, 2013 or 2012.

BNS Liquidating Trust

On June 18, 2012, following BNS' sale of SWH to Steel Excel (see Note 3 - "Acquisitions"), BNS completed a distribution to its shareholders, pursuant to shareholder approval noted above, and distributed cash of approximately $10,300 to its minority shareholders and 2,027,500 shares of Steel Excel common stock to its majority shareholder. In June 2012, BNS formed the BNS Liquidating Trust, assigned its assets and liabilities to the Liquidating Trust, and BNS initiated its dissolution. The BNS Liquidating Trust is owned by the BNS former shareholders, in the same proportion as their former shareholdings. The BNS Liquidating Trust will continue to be included in the consolidated financial statements of SPLP, as SPLP owned approximately 84.9% of the BNS Liquidating Trust and of BNS as of December 31, 2012 and 2011, respectively. SPLP has provided a contingent promissory note to the Liquidating Trust in an amount not to exceed $3,000. This note will only be funded to the extent that the Liquidating Trust is unable to meet its ongoing obligations and is eliminated in SPLP's consolidated financial statements. The Liquidating Trust had assets of approximately $4,385 and liabilities of approximately $2,081 at December 31, 2013.

Subsidiary Purchases of the Company's Common Units

During the twelve months ended December 31, 2013 and 2012 , a subsidiary of the Company purchased 1,212,855 and 1,345,646, respectively, of the Company's common units at a total cost of $15,690 and $15,082, respectively. The purchases of these units are reflected as treasury unit purchases in the Company's consolidated financial statements.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

17. NET INCOME PER COMMON UNIT

The following data was used in computing net income per common unit shown in the consolidated statements of operations:

	Year Ended December 31,
	2013	2012	2011
Net income from continuing operations	$44,985	$52,437	$78,651
Decrease in deferred fee liability (a)	—	—	(6,107)
Net income attributable to noncontrolling interests in consolidated entities - Continuing Operations	(26,245)	(17,575)	(44,641)
Net income from continuing operations	18,740	34,862	27,903
(Loss) Income from discontinued operations	(165)	11,328	2,626
Net loss (income) attributable to noncontrolling interests in consolidated entities - Discontinued Operations	885	(5,172)	(1,167)
	720	6,156	1,459
Net income attributable to common unitholders	$19,460	$41,018	$29,362
Net income per common unit - basic
Net income from continuing operations	$0.63	$1.17	$1.35
Net income from discontinued operations	0.02	0.21	0.06
Net income attributable to common unitholders	$0.65	$1.38	$1.41
Net income per common unit – diluted
Net income from continuing operations	$0.61	$1.17	$0.94
Net income from discontinued operations	0.02	0.21	0.05
Net income attributable to common unitholders	$0.63	$1.38	$0.99
Weighted average common units outstanding - basic	29,912,993	29,748,746	25,232,985
Adjustment for deferred fee liability (a)	—	—	4,021,933
Adjustment for distribution payable (b)	—	—	414,110
Incentive Units	826,986	—	—
Unvested restricted stock	58,134	25,781	554
Denominator for net income per common unit - diluted	30,798,113	29,774,527	29,669,582

(a)	Includes common units assuming a common unit settlement of the deferred fee liability as described in Note 13 - “Related Party Transactions.”

(b)
Includes common units assuming a common unit settlement of the distribution payable. The Target Distribution liability is described in Note 16 - "Capital and Accumulated Other Comprehensive Income (Loss)" and was settled in April 2011.

18. SEGMENT INFORMATION

The following table presents the composition of our segments, which include the operations of our consolidated subsidiaries, as well as income or loss from equity method investments and other investments. Our segments are managed separately and offer different products and services. No single customer accounted for 10% or more of the Company's consolidated revenues during the years ended December 31, 2013, 2012 and 2011.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Diversified Industrial	Energy	Financial Services	Corporate and Other
Handy & Harman Ltd. ("HNH") (1)	Steel Excel Inc. ("Steel Excel")(1)	WebBank (1)	SPH Services, Inc. ("SPH Services") (1)
SL Industries, Inc. ("SLI") (2)	BNS Holding, Inc. ("BNS") (1), (3)		DGT Holdings Corp. ("DGT") (1)
JPS Industries, Inc. ("JPS") (2)			BNS Holdings Liquidating Trust ("BNS Liquidating Trust") (1), (3)
Modus Link Global Solutions, Inc. (2)
CoSine Communications, Inc. ("CoSine")(2)
Fox & Hound Acquisition Corp. ("Fox & Hound") (2)
SPII Liquidating Trust (2)
Other Investments (4)

(1)	Consolidated subsidiary

(2)	Equity method investment
(3) The operations of BNS are included in the Energy segment through June 30, 2012. The results of the BNS Liquidating Trust are included in the Corporate and Other segment beginning July 1, 2012.
(4) Other investments classified in Corporate and Other include various investments in available-for-sale securities in the Computer Software and Services, Aerospace/Defense, and Restaurant industries.

Diversified Industrial

HNH is a diversified holding company that owns a variety of manufacturing operations encompassing joining materials, tubing, engineered materials, electronic materials and cutting replacement products and services businesses. See Note 5 - "Investments" for additional information on the equity method investments classified within this segment.

Energy

Steel Excel's Energy business provides drilling and production services to the oil and gas industry. Through its wholly-owned subsidiary Steel Sports Inc., Steel Excel focuses on providing event-based sports and entertainment services and other health-related services, including baseball facility services, baseball and soccer camps and leagues, and strength and conditioning services. Steel Excel also continues to identify other new business acquisition opportunities. The operations of Steel Sports are not considered material and are included in the Energy segment. Steel Excel was previously accounted for as an associated company at fair value prior to SPLP increasing its ownership over 50%. Seven months of Steel Energy's results are included in the Energy segment for the year ended December 31, 2012.

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

Corporate and Other

Corporate assets, revenues and overhead expenses are not allocated to the segments. Corporate revenues primarily consist of investment and other income, investment gains and losses and rental income. See Note 5 - "Investments" for additional information on the equity method investments and other investments classified within this segment.
SPH services provides legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and similar services, to other affiliated companies. In 2013 SPH Services charged the Diversified Industrial, Energy and Financial services and segments approximately $8,900, $3,600 and $250, respectively for these services. In 2012 SPH Services charged the Diversified Industrial, Energy and Financial

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

services segments approximately $11,000, $2,000 and $250 respectively for these services.  These amounts are eliminated in consolidation.

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

	Year Ended December 31,
	2013	2012	2011
Revenue:
Diversified industrial	$655,224	$579,528	$579,764
Energy	120,029	92,834	32,984
Financial services	28,185	21,155	14,921
Corporate and other	1,736	18,069	(3,485)
Total	$805,174	$711,586	$624,184
Income (loss) from continuing operations before income taxes:
Diversified industrial	$62,278	$39,903	$46,981
Energy	12,641	25,034	6,558
Financial services	17,668	12,913	6,165
Corporate and other	(37,358)	(8,580)	(46,021)
Income from continuing operations before income taxes	55,229	69,270	13,683
Income tax provision (benefit)	10,244	16,833	(64,968)
Net income (loss) from continuing operations	$44,985	$52,437	$78,651
Income (loss) from equity method investments:
Diversified industrial	$18,257	$1,796	$8,712
Energy	(863)	13,139	—
Corporate and other	10,121	(9,060)	(38,278)
Total	$27,515	$5,875	$(29,566)

Additional segment information as follows:

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

	Year ended December 31, 2013
	Interest expense	Capital expenditures	Depreciation and amortization	December 31, 2013 Goodwill
Diversified industrial	$8,636	$16,226	$20,558	$32,841
Energy	(2,986)	8,932	13,492	73,846
Financial services	496	57	125	—
Corporate and other	338	152	1,176	81
Total	$6,484	$25,367	$35,351	$106,768
	Year ended December 31, 2012
	Interest expense	Capital expenditures	Depreciation and amortization	December 31, 2012 Goodwill
Diversified industrial	$14,165	$20,295	$17,163	$15,112
Energy	(669)	14,027	9,227	48,429
Financial services	957	37	131	—
Corporate and other	152	1,323	820	81
Total	$14,605	$35,682	$27,341	$63,622
	Year ended December 31, 2011
	Interest expense	Capital Expenditures	Depreciation and Amortization
Diversified industrial	$11,914	$12,086	$18,138
Energy	509	8,227	2,508
Financial services	941	399	92
Corporate and other	631	—	—
Total	$13,995	$20,712	$20,738

	December 31,
	2013	2012
Identifiable Assets Employed:
Diversified industrial	$597,584	$499,382
Energy	502,274	426,940
Financial services	173,861	138,249
Corporate and other	243,465	267,938
Segment totals	1,517,184	1,332,509
Discontinued operations	4,406	45,850
Total	$1,521,590	$1,378,359

The following table presents geographic revenue and long-lived asset information as of and for the year ended December 31, 2013 and 2012.  In addition to property, plant and equipment, the amounts in 2013 and 2012 include $9,400 and $8,200, respectively, of inactive properties from previous operating businesses, and other non-operating assets that are carried at the lower of cost or fair value and are included primarily in other non-current assets in the consolidated balance sheets.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

	2013		2012		2011
	Revenue	Long-lived assets	Revenue	Long-lived assets	Revenue
Geographic information:
United States	$739,979	$183,296	$644,421	$148,862	$550,003
Foreign	65,195	27,854	67,165	28,720	74,181
Total	$805,174	$211,150	$711,586	$177,582	$624,184

Foreign revenue is based on the country in which the legal subsidiary is domiciled.  Neither revenue nor long-lived assets from any single foreign country was material to the consolidated revenues of the Company.

19. INCOME TAXES

Details of the provision for (benefit from) income taxes are follows:

	Year Ended December 31,
	2013	2012	2011
Income from continuing operations before income taxes and equity method income (loss):
Domestic	$24,951	$37,963	$35,286
Foreign	1,952	6,465	8,146
Total	$26,903	$44,428	$43,432
Income taxes:
Current:
Federal	$6,623	$4,278	$301
State	2,263	3,561	1,003
Foreign	(6,158)	(165)	841
Total income taxes, current	2,728	7,674	2,145
Deferred:
Federal	5,340	9,027	(64,637)
State	924	24	(2,847)
Foreign	1,252	108	371
Total income taxes, deferred	7,516	9,159	(67,113)
Income tax provision (benefit)	$10,244	$16,833	$(64,968)

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The following is a reconciliation of income tax expense computed at the federal statutory rate to the provision for income taxes:

	Year Ended December 31,
	2013	2012	2011
Income from continuing operations before income taxes and equity method income (loss)	$26,903	$44,428	$43,432
Federal income tax provision at statutory rate	$9,416	$14,982	$15,088
Loss passed through to common unitholders (a)	12,268	3,512	618
	21,684	18,494	15,706
State income taxes	2,487	3,005	1,377
Change in valuation allowance	(7,320)	(7,245)	(82,658)
Foreign tax rate differences	(4)	(931)	(227)
Elimination of deferred tax assets upon corporate subsidiary liquidation	—	7,236	—
Dividend income	—	—	929
Uncertain tax positions	(6,110)	8	43
Permanent differences and other	(493)	(3,734)	(138)
Income tax provision (benefit)	$10,244	$16,833	$(64,968)
______________
(a) Represents loss for which no tax benefit is recognizable by SPLP and certain of its subsidiaries which are taxed as pass-through entities. Such loss is allocable directly to SPLP’s common unitholders.

Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities.  The amounts shown on the following table represent the tax effect of temporary differences between the consolidated tax return basis of assets and liabilities and the corresponding basis for financial reporting, as well as tax credit and operating loss carryforwards.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

	December 31,
	2013	2012
Deferred Tax Assets:
Operating loss carryforwards	$113,749	$111,035
Postretirement and postemployment employee benefits	59,405	76,736
Tax credit carryforwards	36,749	39,474
Accrued costs	5,564	5,473
Inventories	2,064	2,986
Impairment of long-lived assets	2,636	2,528
Environmental costs	1,220	2,377
Other	7,698	17,123
Gross deferred tax assets	229,085	257,732

Deferred Tax Liabilities:
Intangible assets	$(47,616)	(40,020)
Fixed assets	(31,880)	(19,722)
Unremitted foreign earnings	(7,569)	(29,959)
Other	(11,421)	(10,655)
Gross deferred tax liabilities	(98,486)	(100,356)
Valuation allowance	(82,044)	(61,120)
Net deferred tax assets	$48,555	$96,256

Classified in the Consolidated Balance Sheets as follows:
Prepaids and other current assets	$—	$1,884
Deferred tax assets - current	21,722	24,029
Deferred tax assets - non-current	33,096	77,101
Deferred tax liabilities - current	3,045	1,022
Deferred tax liabilities - non-current	3,218	5,736
	$48,555	$96,256

During 2013, 2012 and 2011, the Company changed its judgment about the realizability of its deferred tax assets at certain subsidiaries. In accordance with U.S. GAAP under ASC 740, the effect of a change in the beginning-of-the-year balance of a valuation allowance that results from a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset in future years should be included in income from continuing operations in the period of the change. As described in more detail below, in 2013, 2012 and 2011, the Company recorded tax benefits in continuing operations of approximately $7,320, $5,500 and $83,000 associated with the reversal of its deferred tax valuation allowances at certain subsidiaries.

HNH

At December 31, 2013, HNH has U.S. federal NOLs of approximately $106,900 (approximately $40,500 tax-effected), as well as, certain state NOLs. The U.S. federal NOLs expire between 2024 and 2029. Upon its emergence from bankruptcy in 2005, HNH experienced an ownership change as defined by Section 382 of the Internal Revenue Code upon its emergence from bankruptcy. Section 382 imposes annual limitations on the utilization of net operating carryforwards post-ownership change. HNH believes it qualifies for the bankruptcy exception to the general Section 382 limitations. Under this exception, the annual limitation imposed by Section 382 resulting from an ownership change will not apply; instead the NOLs must be reduced by certain interest expense paid to creditors who became stockholders as a result of the bankruptcy reorganization. Thus, HNH's U.S. federal NOLs of $106,900 as of December 31, 2013 include a reduction of $31,000 ($10,800 tax-effect). HNH's 2013 tax

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

provisions from continuing and discontinued operations reflect utilization of approximately $53,000 of Federal NOLs. Also included in deferred income tax assets are tax credit carryforwards of $3,300.
HNH recorded tax benefits in continuing operations associated with the reversal of its deferred tax valuation allowances during 2011. Previously, HNH had established a deferred income tax valuation allowance against its deferred income tax assets. The valuation allowance was recorded because the realizability of the deferred income tax benefit of HNH's NOLs and other deferred income tax assets was not considered "more likely than not." In the fourth quarter of 2011, HNH changed its judgment about the realizability of its deferred income tax assets and reversed its deferred tax valuation allowance. However, in certain jurisdictions, HNH did not consider it more likely than not that all of its state net operating loss carryforwards will be realized in future periods and have retained a valuation allowance against those.

HNH provides income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the United States. As of December 31, 2013, $14,100 of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested. At existing applicable income tax rates, additional taxes of approximately $4,900 would need to be provided if such earnings were remitted.

Steel Excel
Steel Excel had Federal net operating loss carryforwards of approximately $146,400 that in 2021 through 2031, and domestic state net operating loss carryforwards of approximately $164,400 that will expire in 2014 through 2031. Steel Excel also has federal research and development credit carryforwards of approximately $30,300 that expire in 2018 through 2029, and domestic state research and development credit carryforwards of approximately $17,700 that do not expire. Of the total Federal net operating loss carryforwards, approximately $10,400 related to deductions for stock-based compensation, the tax benefit of which will be credited to additional paid-in capital when realized. Steel Excel's ability to utilize its net operating loss and other credit carryforwards would be subject to limitation upon a change in control. Federal income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have been fully provided.
Steel Excel established a valuation allowance to reserve its net deferred tax assets at December 31, 2013 and 2012 based on its assessment that it is more likely than not that such benefit will not be fully realized. This assessment was based on, but not limited to, Steel Excel’s operating results for the past three years, uncertainty in Steel Excel’s projections of taxable income, uncertainty in general economic conditions in general and in the oil and gas industry in particular, and the effects of multiple acquisitions and Steel Excel's ability to effectively integrate the acquired entities.

Steel Excel recorded tax benefits in continuing operations associated with the reversal of its deferred tax valuation allowances in 2013 and 2012. The valuation allowance release in 2013 was related to deferred tax liabilities recognized in connection with unrealized gains on marketable securities included as a component of other comprehensive income and the valuation allowance release in 2012 was primarily from a reversal of a portion of its valuation allowance for deferred tax assets as a result of deferred tax liabilities recognized on the identifiable intangible assets acquired in connection with its acquisition of Sun Well.
WebFinancial

During 2012 and 2013 WebFinancial had significant earnings and utilized the vast majority of its Federal and state NOLS. Accordingly, WebFinancial recorded tax benefits in continuing operations of approximately $1,034 associated with the reversals of its deferred tax valuation allowances.
DGT
At October 27, 2013, DGT's fiscal year-end, (see Note 1 - "Nature of the Business and Basis of Presentation") , DGT had approximately $28,500 of federal net operating loss carryforwards that are scheduled to expire from 2020 to 2030. Because of the uncertainty of future earnings of DGT, a valuation allowance has been established for the net operating loss carryforwards.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Unrecognized Tax Benefits

U.S. GAAP provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The change in the amount of unrecognized tax benefits (related solely to HNH and Steel Excel) for 2013 and 2012 was as follows:

Balance at December 31, 2011	$2,306
Additions for tax positions related to current year	368
Additions due to interest accrued	100
Addition due to acquisition of Steel Excel	29,903
Increases in liabilities, net	25
Payments	(3,526)
Due to lapsed statute of limitations	(484)
Balance at December 31, 2012	28,692
Additions for tax positions related to current year	404
Additions due to interest accrued	80
Payments and settlements	(890)
Due to lapsed statute of limitations	(7,786)
Other	(35)
Balance at December 31, 2013	$20,465
HNH Unrecognized Tax Benefits
At December 31, 2013 and 2012, HNH had approximately $1,300 and $2,273, respectively, of unrecognized tax benefits, all of which would affect the Company's effective tax rate if recognized.
HNH recognizes interest and penalties related to uncertain tax positions in its income tax expense. As of December 31, 2013 and 2012, approximately $100 and $400, respectively, of interest related to uncertain tax positions was accrued. No penalties were accrued. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by as much as $300 during the next twelve months as a result of the lapse of the applicable statutes of limitations in certain taxing jurisdictions. Adjustments to the reserve could occur in light of changing facts and circumstances with respect to the on-going examinations discussed below.
HNH is generally no longer subject to federal, state or local income tax examinations by tax authorities for any year prior to 2010, except as set forth below. However, NOLs generated in prior years are subject to examination and potential adjustment by the Internal Revenue Service ("IRS") upon their utilization in future years' tax returns.
The IRS initiated an examination of HNH's federal consolidated income tax return for 2010 in the second quarter of 2012, which was settled during 2013 with minor adjustments. In 2014, the IRS will conduct a limited review of HNH's 2012 federal consolidated income tax return. HNH does not currently believe an increase in the reserve for uncertain tax positions is necessary. In addition, certain subsidiaries were examined by the Commonwealth of Massachusetts ("Commonwealth") for the years 2003 to 2005, and HNH settled that examination during 2013 for approximately $300. The Commonwealth also examined the 2008 tax return and issued an assessment for approximately $300 which HNH is disputing. Examinations of 2009 and 2010 are also being conducted by the Commonwealth, as well as examinations by the State of New York and the State of Missouri for 2009 to 2011. These examinations are currently in progress, and HNH does not believe an increase in the reserve for uncertain tax positions is necessary.
Steel Excel Unrecognized Tax Benefits

Steel Excel's total gross unrecognized tax benefits were $19,121 and $26,419 at December 31, 2013 and 2012, respectively, of which $100, if recognized, would affect the provision for income taxes. In 2013, Steel Excel reversed approximately $7,300 of reserves for foreign taxes upon the expiration of the statute of limitations. Steel Excel recognizes interest and penalties related to uncertain tax positions in its income tax provision. For the years ended December 31, 2013 and 2012, and 2011, the amount of such interest and penalties recognized was immaterial.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Steel Excel is subject to U.S. federal income tax as well as income taxes in many domestic states and foreign jurisdictions in which they operate or formerly operated in. As of December 31, 2013, fiscal years 1999 onward remain open to examination by the U.S. taxing authorities and fiscal years 2009 remain open to Singapore.
Other Subsidiaries
SPLP's other subsidiaries file federal tax returns as well as state, local and foreign tax returns in various jurisdictions. Federal tax returns for all consolidated subsidiaries, including WFHC, BNS, DGT, and SPH Services remain open and subject to examination by the Internal Revenue Service for all tax years after 2009. In addition, net operating losses generated in prior years are subject to examination and potential adjustment by the Internal Revenue Service upon their utilization in future years' tax returns. State income tax returns for most jurisdictions remain open generally for all tax years after 2009. Certain state income tax returns remain open and subject to examination for tax years after 2007.
20. REGULATORY MATTERS

SPLP

The Company historically has conducted its business, and continues to conduct its business and operations, in such a manner so as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the “Act”).

Under the Act, the Company is required to meet certain qualitative tests related to the Company’s assets and/or income, and to refrain from trading for short-term speculative purposes. The Company has taken actions, including liquidating certain of our assets and acquiring additional interests in existing or new subsidiaries or controlled companies, to comply with these tests, or a relevant exception. Also, since the Company operates as a diversified holding company engaged in a variety of operating businesses, we do not believe we are primarily engaged in an investment company type business, nor do we propose to primarily engage in such a business.

If the Company is unable to bring itself into conformity with the relevant tests or otherwise remain outside of the Act’s registration requirement, the Company may be forced to register as an investment company or seek other alternatives, such as making significant changes to the Company’s business model to avoid investment company registration. Such significant changes could have a material adverse effect on the Company’s performance.

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

Quantitative measures established by regulation to ensure capital adequacy require WebBank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average quarterly assets (as defined). As of December 31, 2013, WebBank exceeded all the capital adequacy requirements to which it is subject.

As of December 31, 2013, WebBank was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events, since the most recent FDIC notification, which have changed WebBank’s prompt corrective action category. To remain categorized as well-capitalized, WebBank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage capital.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

21. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company certain facilities under non-cancelable operating lease arrangements. Rent expense recognized in the consolidated statement of operations for the years ended December 31, 2013 and 2012 was $8,331 and $8,123, respectively.    Future minimum operating lease and rental commitments under non-cancelable operating leases for SPLP consolidated operations are as follows:

Payments due by period	Amount

Less than 1 year	$8,338
1-3 years	9,036
3-5 years	4,243
More than 5 years	3,252
Total	$24,869

In addition, the Company is the lessor for one property. Future non-cancelable leases on that property provide for rent of approximately $440 for each of the next four years.

Environmental Matters

As discussed in more detail below, HNH and BNS have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the HNH and BNS. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of December 31, 2013, and 2012, on a consolidated basis, the Company has accrued $4,603 and $7,320, respectively, which represents its current estimate of the probable cleanup liabilities, including remediation and legal costs. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

HNH Environmental Matters

Certain subsidiaries of H&H Group have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH had approximately $3,200 accrued related to estimated environmental remediation costs as of December 31, 2013. In addition, HNH has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. During the year ended December 31, 2013, HNH recorded an insurance reimbursement receivable of $1,100 for previously incurred remediation costs, which was collected during the quarter ended December 31, 2013. Based upon information currently available, the H&H Group subsidiaries do not expect that their respective environmental costs, including the incurrence of additional fines and penalties, if any, will have a material adverse effect on them or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows of such subsidiaries or HNH, but there can be no such assurances. HNH anticipates that the H&H Group subsidiaries will pay any such amounts out of their respective working capital, although there is no assurance that they will have sufficient funds to pay them. In the event that the H&H Group subsidiaries are unable to fund their liabilities, claims could be made against their respective parent companies, including H&H Group and/or HNH, for payment of such liabilities.

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

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, the NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1,000. The $1,000 was paid solely by the former owner/operator. As of December 31, 2013, over and above the $1,000, total investigation and remediation costs of approximately $3,600 and $1,200 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The final Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or HNH.

In August 2006, H&H received a notice letter from the United States Environmental Protection Agency ("EPA") formally naming H&H as a PRP at a superfund site in Massachusetts ("Superfund Site"). H&H is part of a group of thirteen other PRPs ("PRP Group") that work cooperatively regarding remediation of the Superfund Site. On June 13, 2008, H&H executed a participation agreement, consent decree and settlement trust that all of the other PRPs have signed as well. The PRP Group has both chemical and radiological PRPs. H&H is a chemical PRP, not a radiological PRP. The remediation of radiological contamination at the Superfund Site, under the direction of the Department of Energy, has been completed and a final status survey was submitted to the EPA in August 2012 and subsequently approved. The PRP Group mobilized onto the site in June 2013 and performed its required cleanup obligations between June 2013 and December 2013, at which time the PRP Group demobilized from the site. Estimates for the final remediation costs were calculated, and H&H's total assessed share for the remaining remediation was $2,200, which was paid in August 2013. HNH's financial guarantee for this matter was

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

removed following payment receipt. There is still a possibility that some radiological contaminated soil may become the responsibility of the chemical PRPs, which could result in an additional, maximum assessment of approximately $200 based on current estimates. Because the assessment is an estimate and dependent upon several factors, including administrative closure costs, the Massachusetts Department of Environmental Protection ("MADEP") and EPA oversight costs, and continued collaboration and financial support from the town of Attleboro, the party responsible for the subsequent operations and maintenance activities at the Superfund Site, there can be no assurance that final resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H or HNH.

HHEM is continuing to comply with a 1987 consent order from the MADEP to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome ("RAO") report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. On June 20, 2013, HHEM received the MADEP's Notice of Audit Findings and Notice of Noncompliance ("Notice"). HHEM and its consultant met with the MADEP on July 29, 2013 to resolve any differences identified in the Notice. As a result of that meeting and subsequent discussions, HHEM will conduct additional sampling, testing, site investigations and install additional off-site wells. Once the additional work is completed and assessed, HHEM will submit a follow-up response letter to the MADEP by June 30, 2014. The cost of this additional work is estimated at $200. Additional costs could result from these testing activities and final acceptance of the remediation plan by the MADEP, which cannot be reasonably estimated at this time.

BNS Sub Environmental Matters

On August 12, 2008, a then-subsidiary of BNS (“BNS Sub”) was identified by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") as an alleged drum reconditioning customer of New England Container Corp. (“NECC”). BNS Sub is presently investigating the matter and has joined a group of other alleged NECC drum reconditioning customers. The NECC drum reconditioning PRP's have incurred and will continue to incur costs in the investigation and each PRP has been assessed a pro-rata fee for its cost share of the assessment. BNS Sub believes that it has an adequate environmental liability accrual associated with the site, which is reflected in the remediation estimate discussed above. The liability accrual is part of the Liquidating Trust formed by BNS.

On June 4, 2013 BNS LLC was identified by the EPA as a PRP as an alleged waste generator that disposed of wastes at the Operable Unit Two of the Peterson/Puritan, Inc. Superfund Site which includes the J.M. Mills Landfill in Cumberland, RI,.  BNS LLC is currently investigating the matter and has joined a group of other alleged “Potentially Responsible Parties.”

Litigation Matters

HNH Litigation Matters

In the ordinary course of business, HNH is subject to periodic lawsuits, investigations, claims and proceedings, including, but not limited to, contractual disputes, employment, environmental, health and safety matters, as well as claims associated with HNH's historical acquisitions and divestitures. There is insurance coverage available for many of the foregoing actions. Although HNH cannot predict with certainty the ultimate resolution of lawsuits, investigations, claims and proceedings asserted against it, they do not believe any currently pending legal proceeding to which they are a party will have a material adverse effect on their business, prospects, financial condition, cash flows, results of operations or liquidity.

BNS Litigation Matters

BNS Sub has been named as a defendant in 1,234 and 1,160 alleged asbestos-related toxic-tort claims as of December 31, 2013 and 2012, respectively. The claims were filed over a period beginning 1994 through September 30, 2013. In many cases these claims involved more than 100 defendants. Of the claims filed, 1,023 and 926 were dismissed, settled or granted summary judgment and closed as of December 31, 2013 and 2012, respectively. Of the claims settled, the average settlement was less than $3. There remained 211 and 234 pending asbestos claims as of December 31, 2013 and 2012, respectively. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $2,082 and $2,282 at December 31, 2013 and 2012, respectively, in estimated remaining self insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973 although

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims have gone to trial and, therefore, there can be no assurance that these defenses will prevail. In addition, there can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims; and, that BNS Sub will not need to increase significantly its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of December 31, 2013 and 2012, respectively, BNS Sub has accrued $1,403 and $1,020 relating to the open and active claims against BNS Sub. This accrual represents the Company’s best estimate of the likely costs to defend against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded, through the retroactive billings by BNS Sub. However, there can be no assurance that BNS Sub will not need to take additional charges in connection with the defense, settlement or judgment of these existing claims or that the costs of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date relating to existing claims. These claims are now being managed by the Liquidating Trust formed by BNS (see Note 16 - "Capital and Accumulated Other Comprehensive Loss").

22. SUBSEQUENT EVENTS
On January 9, 2014, the Board of Directors of Steel Excel approved an adjustment the annual fee payable by Steel Excel to SP Corporate Services LLC from $3,600 to $8,000, effective as of January 1, 2014. SP Corporate provides Steel Excel with the services of Jack L. Howard as Steel Excel's Principal Executive Officer and James F. McCabe, Jr. as Steel Excel's Chief Financial Officer, and certain other employees and corporate services, including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services. The fees payable under the Agreement are subject to an annual review and such adjustments as may be agreed upon by SP Corporate and Steel Excel.

23. QUARTERLY FINANICIAL DATA (unaudited)

			Net Income (Loss) From Continuing Operations Attributable to Common Unit Holders			Net Income (Loss) Attributable to Common Unit Holders
Quarter	Revenue	Net Income (Loss) From Continuing Operations	Per Common Unit Basic	Per Common Unit Diluted	Net Income (Loss) Attributable to Common Unit Holders	Per Common Unit Basic	Per Common Unit Diluted
2013
First	$183,462	$(13,436)	$(0.49)	$(0.49)	$(11,950)	$(0.40)	$(0.40)
Second	218,482	24,328	0.57	0.57	16,097	0.53	0.53
Third	210,311	(11,841)	(0.54)	(0.54)	(15,446)	(0.52)	(0.52)
Fourth	192,919	45,934	1.09	1.03	30,759	1.04	0.99
	$805,174	$44,985			$19,460
2012
First	$163,346	$45,851	$1.74	$1.74	$45,970	$1.83	$1.83
Second	201,626	(1,930)	(0.25)	(0.25)	(7,419)	(0.24)	(0.24)
Third	183,705	7,861	0.09	0.09	3,487	0.11	0.11
Fourth	162,909	655	(0.13)	(0.13)	(1,020)	(0.03)	(0.03)
	$711,586	$52,437			$41,018

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 12, 2013, Steel Partners Holdings L.P., a Delaware corporation (the “Registrant”), following a competitive bidding process, notified Grant Thornton LLP ("GT") that the Registrant was dismissing GT as its independent registered public accounting firm effective immediately. The Audit Committee of the Board of Directors of Steel Partners Holdings GP, Inc., as General Partner of the Registrant, approved the dismissal.
The reports of GT on the financial statements of the Registrant for the years ended December 31, 2012 and 2011 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.
During the fiscal years ended December 31, 2012 and 2011 and through September 12, 2013, there were no:
(i) disagreements with GT on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GT, would have caused them to make reference to the subject matter of the disagreement(s) in connection with its reports on the financial statements for such years; or
(ii) "reportable events" (as defined in Item 304(a)(1)(v) of Regulation S-K).
On September 12, 2013, the Registrant engaged BDO USA LLP ("BDO") as the Registrant's independent registered public accountant effective immediately. The engagement was approved by the Audit Committee of the Board of Directors of Steel Partners Holdings GP, Inc., as General Partner of the Registrant, and was made after a competitive bidding process and evaluation. During the Registrant's two most recent fiscal years and the subsequent interim period through September 12, 2013, the Registrant did not consult BDO with respect to any of the matters or events listed in Regulation S-K Item 304(a)(2). During such periods, BDO has been the independent registered public accounting firm for Steel Excel, Inc. and its subsidiaries, a consolidated, majority owned subsidiary of the Registrant.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2013 our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2013 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

BDO, the independent registered public accounting firm, who audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, which is included herein.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company ’s internal control over financial reporting.

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
PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements

The following financial statements of Steel Partners Holdings L.P., and subsidiaries, are included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Capital for the years ended December 31, 2013, 2012 and 2011
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

10.14
First Amendment to Management Services Agreement between Handy & Harman Ltd., Handy & Harman Group Ltd. and SP Corporate Services LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 2, 2013).

10.15
Fifth Amended and Restated Management Agreement by and among Steel Partners Holdings L.P., SPH Group LLC and SP General Services LLC, dated as of May 11, 2012. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed October 15, 2013).

10.16
Fourth Amended and Restated Agreement of Limited Partnership of Steel Partners Holdings L.P. dated as of July 14, 2009. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed October 15, 2013).

10.17
Management Services Agreement between SP Corporate Services LLC and iGo, Inc. effective October 1, 2013. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed October 15, 2013).

10.18
Credit Agreement, dated as of October 23, 2013, by and among SPH Group Holdings LLC, Steel Partners Holdings L.P., the lenders thereunder and PNC Bank, National Association, in its capacity as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed October 28, 2013).

10.19
Pledge Agreement, dated as of October 23, 2013, by and among SPH Group Holdings LLC, Steel Partners Holdings L.P., and PNC Bank, National Association, as agent for the benefit of the lenders (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed October 28, 2013).

21*	Subsidiaries of Steel Partners Holdings L.P.
24*	Power of Attorney (included in the signature page)
31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	2012, 2011 and 2010 Financial Statements of Steel Excel Inc. (incorporated by reference to Exhibit 99.2 of Steel Partners Holdings L.P.'s' Form 10-K, filed March 23, 2013).
99.2**	Financial Statements of SL Industries, Inc.
99.3*	Financial Statements of JPS Industries, Inc.
99.4*	2013 Financial Statements of Steel Partners II Liquidating Series Trust.
99.5	2012 and 2011 Financial Statements of Steel Partners II Liquidating Trust (incorporated by reference to Exhibit 99.4 of Steel Partners Holdings L.P.'s' Form 10-K, filed March 23, 2013).
99.6*	Financial Statements of ModusLink Global Solutions, Inc.
Exhibit 101.INS*	XBRL Instance Document
Exhibit 101.SCH*	XBRL Taxonomy Extension Schema
Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase
Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase
Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith
** To be filed by amendment
*** Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	STEEL PARTNERS HOLDINGS L.P.
March 12, 2014
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

By:	/s/ Warren G. Lichtenstein	March 12, 2014
	Warren G. Lichtenstein, Executive Chairman	Date
(Principal Executive Officer)

By:	/s/ James F. McCabe, Jr.	March 12, 2014
	James F. McCabe, Jr., Chief Financial Officer	Date
(Principal Accounting Officer)

By:	/s/ Jack L. Howard	March 12, 2014
	Jack L. Howard, Director	Date

By:	/s/ Anthony Bergamo	March 12, 2014
	Anthony Bergamo, Director	Date

By:	/s/ John P. McNiff	March 12, 2014
	John P. McNiff, Director	Date

By:	/s/ Joseph L. Mullen	March 12, 2014
	Joseph L. Mullen, Director	Date

By:	/s/ General Richard I. Neal	March 12, 2014
	General Richard I. Neal, Director	Date

By:	/s/ Allan R. Tessler	March 12, 2014
	Allan R. Tessler, Director	Date