Form 10-K/A
period 2013-12-31
STEEL PARTNERS HOLDINGS L.P.
filed 2014-03-25
CIK 1452857

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Steel Partners Holdings L.P. (the “Company”), amends the Company's Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 12, 2014 (the “Original Form 10-K”). The Company is filing this Amendment No. 1 solely to provide Exhibit 99.2 that was not included in the Original Form 10-K.

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

Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011,
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011.
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

21*	Subsidiaries of Steel Partners Holdings L.P.
24*	Power of Attorney (included in the signature page)
31.1**	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	2012, 2011 and 2010 Financial Statements of Steel Excel Inc. (incorporated by reference to Exhibit 99.2 of Steel Partners Holdings L.P.'s' Form 10-K, filed March 23, 2013).
99.2**	Financial Statements of SL Industries, Inc.
99.3*	Financial Statements of JPS Industries, Inc.
99.4*	2013 Financial Statements of Steel Partners II Liquidating Series Trust.
99.5*	2012 and 2011 Financial Statements of Steel Partners II Liquidating Trust (incorporated by reference to Exhibit 99.4 of Steel Partners Holdings L.P.'s' Form 10-K, filed March 23, 2013).
Exhibit 101.INS*	XBRL Instance Document
Exhibit 101.SCH*	XBRL Taxonomy Extension Schema
Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase
Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase
Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
* Previously filed with the original Form 10-K, filed March 12, 2014.
** Filed herewith.
*** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	STEEL PARTNERS HOLDINGS L.P.
March 25, 2014
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

By:	/s/ Warren G. Lichtenstein	March 25, 2014
	Warren G. Lichtenstein, Executive Chairman	Date
(Principal Executive Officer)

By:	/s/ James F. McCabe, Jr.	March 25, 2014
	James F. McCabe, Jr., Chief Financial Officer	Date
(Principal Accounting Officer)

By:	*	March 25, 2014
	Jack L. Howard, Director	Date

By:	*	March 25, 2014
	Anthony Bergamo, Director	Date

By:	*	March 25, 2014
	John P. McNiff, Director	Date

By:	*	March 25, 2014
	Joseph L. Mullen, Director	Date

By:	*	March 25, 2014
	General Richard I. Neal, Director	Date

By:	*	March 25, 2014
	Allan R. Tessler, Director	Date
*By /s/ James F. McCabe, Jr.
James F. McCabe, Jr., Attorney-in-fact