Form 10-Q
period 2014-03-31
STEEL PARTNERS HOLDINGS L.P.
filed 2014-05-09
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the Registrant’s common units as of May 5, 2014 was 27,822,050.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(unaudited)
(in thousands, except common units)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$172,153	$203,980
Restricted cash	26,535	26,340
Marketable securities	198,966	178,485
Trade and other receivables (net of allowance for doubtful accounts of $2,104 in 2014 and $1,981 in 2013)	123,786	102,374
Receivables from related parties	1,074	1,050
Loans receivable, net	29,708	26,360
Inventories, net	77,131	66,639
Deferred income taxes	21,921	21,722
Prepaid and other current assets	17,855	16,975
Assets of discontinued operations	4,367	4,406
Total current assets	673,496	648,331
Long-term loans receivable, net	50,500	49,956
Goodwill	94,552	94,552
Intangible assets, net	143,189	146,377
Deferred income taxes	36,499	33,096
Other non-current assets	45,616	43,013
Property, plant and equipment, net	210,675	211,243
Long-term investments	271,908	295,440
Total Assets	$1,526,435	$1,522,008

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets (continued)
(unaudited)
(in thousands, except common units)

	March 31, 2014	December 31, 2013
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$49,700	$39,524
Accrued liabilities	41,450	45,516
Financial instruments	25,285	25,090
Deposits	79,312	87,319
Payable to related parties	1,517	2,572
Short-term debt	521	650
Current portion of long-term debt	26,814	26,033
Deferred income taxes	3,271	3,045
Other current liabilities	5,136	4,586
Liabilities of discontinued operations	1,009	1,138
Total current liabilities	234,015	235,473
Long-term deposits	40,391	30,887
Long-term debt	237,350	223,355
Accrued pension liability	140,615	143,705
Deferred income taxes	5,100	3,218
Other liabilities	12,396	12,710
Total Liabilities	669,867	649,348
Commitments and Contingencies	—	—
Capital:
Partners’ capital common units: 30,791,746 and 31,129,065 issued and outstanding (after deducting 5,710,560 and 5,373,241 held in treasury, at cost of $84,699 and $78,977) at March 31, 2014 and December 31, 2013, respectively	557,563	574,998
Accumulated other comprehensive income	44,158	41,584
Total Partners’ Capital	601,721	616,582
Noncontrolling interests in consolidated entities	254,847	256,078
Total Capital	856,568	872,660
Total Liabilities and Capital	$1,526,435	$1,522,008

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended March 31,
	2014	2013
Revenue
Diversified industrial net sales	$161,847	$148,956
Energy net sales	45,159	26,351
Financial services revenue	6,966	6,309
Investment and other income	405	221
Net investment (losses) gains	(160)	1,625
Total revenue	214,217	183,462
Costs and expenses
Cost of goods sold	150,804	123,600
Selling, general and administrative expenses	53,675	50,239
Impairment charges	—	1,510
Finance interest expense	171	183
Recovery of loan losses	(90)	(53)
Interest expense, net	880	2,812
Realized and unrealized (gain) loss on derivatives	(140)	439
Other income, net	(2,881)	(1,057)
Total costs and expenses	202,419	177,673
Income from continuing operations before income taxes and equity method income (loss)	11,798	5,789
Income tax provision	2,680	648
(Loss) Income from equity method investments and investments held at fair value:
Loss of associated companies, net of taxes	(18,258)	(10,368)
(Loss) Income from other investments - related party	(2)	1,069
Loss from investments held at fair value	(2,446)	(9,278)
Net loss from continuing operations	(11,588)	(13,436)
Discontinued operations:
Loss from discontinued operations, net of taxes	—	(449)
Gain on sale of discontinued operations, net of taxes	42	5,873
Net income from discontinued operations	42	5,424
Net loss	(11,546)	(8,012)
Net (income) loss attributable to noncontrolling interests in consolidated entities:
Continuing operations	(1,138)	(1,266)
Discontinued operations	(22)	(2,672)
	(1,160)	(3,938)
Net loss attributable to common unitholders	$(12,706)	$(11,950)
Net (loss) income per common unit - basic
Net loss from continuing operations	$(0.41)	$(0.49)
Net income from discontinued operations	—	0.09
Net loss attributable to common unitholders	$(0.41)	$(0.40)
Net (loss) income per common unit - diluted
Net loss from continuing operations	$(0.41)	$(0.49)
Net income from discontinued operations	—	0.09
Net loss attributable to common unitholders	$(0.41)	$(0.40)
Weighted average number of common units outstanding - basic	30,803,229	30,254,539
Weighted average number of common units outstanding - diluted	30,803,229	30,254,539

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013

Net loss	$(11,546)	$(8,012)
Other comprehensive income (loss), net of tax:
Unrealized gain on available for sale securities, net of tax (a)	4,511	32,189
Currency translation adjustment	(252)	(613)
Other comprehensive income	4,259	31,576
Comprehensive (loss) income	(7,287)	23,564
Comprehensive income attributable to non-controlling interests	(2,845)	(6,919)
Comprehensive (loss) income attributable to common unit holders	$(10,132)	$16,645

(a) Includes a net tax provision of $2,098 and $1,936 for the three months ended March 31, 2014 and 2013, respectively,

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(11,546)	$(8,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Net investment loss (gains)	160	(1,625)
Recovery of loan losses	(90)	(53)
Loss of associated companies	18,258	10,368
Loss (Income) from other investments - related party	2	(1,069)
Loss from investments held at fair value	2,446	9,278
Gain on sale of discontinued operations	(42)	(5,873)
Deferred income taxes	(295)	10,907
Non-cash (income) loss from derivatives	(442)	805
Accrued interest not paid in cash	—	93
Depreciation and amortization	10,675	8,514
Loss on early retirement of debt	—	1,319
Amortization of debt related costs	207	253
Reclassification of net cash settlements on derivative instruments	302	(366)
Stock based compensation	2,364	1,802
Impairment charges	—	1,510
Other	(3,257)	303
Net change in operating assets and liabilities:
Receivables	(22,333)	(19,791)
Receivables from related parties	(24)	(136)
Inventories	(10,540)	(6,528)
Prepaid and other assets	(1,074)	(6,417)
Accounts payable, accrued and other liabilities	2,057	(4,654)
Payable to related parties	(1,511)	(251)
Net increase in loans held for sale	(3,242)	14,128
Net cash used in operating activities of discontinued operations	(92)	(11,279)
Net cash used in operating activities	(18,017)	(6,774)
Cash flows from investing activities:
Purchases of investments	(51,842)	(50,376)
Proceeds from sales of investments	40,579	8,315
Maturities of marketable securities	317	56,199
Net increase in loans and other receivables	(561)	(26,993)
Purchases of property and equipment	(6,544)	(5,099)
Reclassification of restricted cash	(195)	1,592
Net cash settlements on derivative instruments	(302)	366
Proceeds from sale of assets	90	56
Acquisitions, net of cash acquired	(530)	271
Purchase of subsidiary shares from noncontrolling interests	(3,045)	—
Investments in associated companies	—	(30,816)
Proceeds from sales of discontinued operations	—	32,331
Net cash used in investing activities of discontinued operations	—	(127)
Other	(3,000)	—
Net cash used in investing activities	(25,033)	(14,281)

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows (continued)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from financing activities:
Repurchases of Subordinated Notes	—	(11,323)
Net revolver borrowings	19,800	22,000
Net borrowings of term loans – foreign	1,720	—
Repayments of term loans	(6,509)	(1,142)
Repayments of term loans – domestic	—	(15,263)
Repayments of convertible notes	(346)	—
Subsidiary's purchases of the Company's common units	(5,252)	(6,440)
Purchases of treasury units	(470)	—
Subsidiary repurchases of common stock	(1,410)	(2,098)
Deferred finance charges	—	(15)
Net change in overdrafts	2,672	2,822
Net increase (decrease) in deposits	1,497	(895)
Other	(457)	4,253
Net cash provided by (used in) financing activities	11,245	(8,101)
Net change for the period	(31,805)	(29,156)
Effect of exchange rate changes on cash and cash equivalents	(22)	(161)
Cash and cash equivalents at beginning of period	203,980	198,027
Cash and cash equivalents at end of period	$172,153	$168,710
Cash paid during the period for:
Interest	$4,288	$3,013
Taxes	$10,146	$2,908
Non-cash investing activities:
Net (increase) decrease in restricted cash from purchase of foreign currency financial instruments	$(377)	$1,592

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statement of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unit Holders
	Common	Treasury Units		Partners’	Accumulated Other Comprehensive	Total Partners'	Non-controlling interests in Consolidated	Total
	Units	Units	Dollars	Capital	Income	Capital	Entities	Capital
Balance at December 31, 2013	36,502,306	(5,373,241)	$(78,977)	$574,998	$41,584	$616,582	$256,078	$872,660
Net (loss) income				(12,706)		(12,706)	1,160	(11,546)
Unrealized gain on available-for-sale investments					2,720	2,720	1,791	4,511
Currency translation adjustment					(146)	(146)	(106)	(252)
Incentive units and vesting of restricted units	—			638		638	—	638
Equity compensation- subsidiaries				414		414	321	735
Subsidiary's purchases of the Company's common units		(309,335)	(5,252)	(5,252)		(5,252)	—	(5,252)
Purchases of treasury units		(27,984)	(470)	(470)		(470)	—	(470)
Subsidiary's purchases of their treasury stock				169		169	(1,579)	(1,410)
Purchases of subsidiary shares from noncontrolling interests				(227)		(227)	(2,818)	(3,045)
Other, net				(1)		(1)	—	(1)
Balance at March 31, 2014	36,502,306	(5,710,560)	$(84,699)	$557,563	$44,158	$601,721	$254,847	$856,568

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

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
SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other which are managed separately and offer different products and services. For additional details related to the Company's reportable segments see Note 17 - "Segment Information."
Steel Partners Holdings GP Inc. (“SPH GP”), a Delaware corporation, is the general partner of SPLP and is wholly-owned by SPLP. The Company is managed by SP General Services LLC (the “Manager”), pursuant to the terms of an amended and restated management agreement (the “Management Agreement”) discussed in further detail in Note 12 - "Related party Transactions".
Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority or wholly-owned subsidiaries, which include the following:

	Ownership as of
	March 31, 2014	December 31, 2013
BNS Liquidating Trust ("BNS Liquidating Trust")	84.9%	84.9%
DGT Holdings Corp. ("DGT") (a)	82.9%	76.7%
Handy & Harman Ltd. ("HNH")	54.3%	54.9%
SPH Services, Inc. ("SPH Services")	100.0%	100.0%
Steel Excel Inc. ("Steel Excel")	55.3%	55.1%
WebFinancial Holding Corporation ("WebFinancial")	100.0%	100.0%
(a) DGT’s financial statements are recorded on a two-month lag, and as a result, the Company's Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the three months ended March 31, 2014 includes DGT’s activity as of and for its three months ended January 31, 2014.

Acquired companies are presented from their dates of acquisition (see Note 2 - “Acquisitions”). Significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for businesses that have been disposed of are removed from the results of the Company's continuing operations and classified as discontinued operations for each period presented in the Company's consolidated income statement. Similarly, the assets and liabilities of such businesses are reclassified from continuing operations and presented as discontinued operations for each period presented in the Company's Consolidated Balance Sheets. Businesses are reported as discontinued operations when the Company no longer has continuing involvement in their operations and no longer has significant continuing cash flows from their operation (see Note 3 - "Discontinued Operations" for additional information).
Certain other prior period amounts have been reclassified to conform to the 2014 presentation.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on an organization's operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The ASU is effective for fiscal year beginning after December 15, 2014, with early adoption allowed.

2. ACQUISITIONS

There were no acquisitions in the first quarter of 2014.
2013 Acquisitions
HNH - Wolverine Joining Technologies, LLC

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

In connection with the acquisition of Wolverine Joining, HNH incurred employee termination charges totaling approximately $400 associated with HNH's integration activities which were primarily recorded and paid in 2013. The following table summarizes the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

from royalty method, and significant assumptions used in the valuation include the royalty rate assumed and the expected level of future sales. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation include the customer attrition rate assumed and the expected level of future sales.

HNH - PAM Fastening Technology, Inc.

On November 7, 2013, HNH, through its indirect subsidiary, OMG, Inc., acquired 100% of the stock of PAM Fastening Technology, Inc. ("PAM") for a cash purchase price of $9,200, net of cash acquired. PAM is a distributor of screw guns, collated screws and hot melt systems to the manufacturing and building industries in North America. The assets acquired and liabilities assumed included net working capital of accounts receivable, inventories and trade payables; property, plant and equipment; and intangible assets, primarily trade names and customer relationships, valued at $2,500, $200 and $5,000, respectively. This acquisition provides HNH with an add on product category to its existing fastening system product line. The results of operations of the acquired business are reported within the Company's Diversified Industrial segment. In connection with the PAM acquisition, HNH has recorded goodwill totaling approximately $3,500, which is not expected to be deductible for income tax purposes, as well as deferred income tax liabilities associated with the acquired intangible assets of approximately $2,000.

Steel Excel - Black Hawk Acquisition
On December 16, 2013, Steel Excel acquired the business and substantially all of the assets of Black Hawk Energy Services, Inc. (“Black Hawk”), a provider of drilling and production services to the oil and gas industry, for approximately $60,800 in cash, subject to a post-closing working capital adjustment. The fair values recognized in 2013 in connection with the Black Hawk transaction were provisional pending Steel Excel's continued evaluation, including assessing any identifiable intangible assets acquired, and completing a valuation of the tangible and intangible assets. During 2014, Steel Excel recorded adjustments to the initial fair values based on Steel Excel's continued assessment of the fair values of the assets and liabilities acquired, including a preliminary valuation. The following table summarizes the provisional fair values previously reported, the measurement period adjustments recognized in 2014, and the revised fair values of the assets and liabilities acquired.

	Previously Reported	Measurement period adjustments	Revised
Accounts receivable	$9,663	$(40)	$9,623
Prepaid expenses and other current assets	208	420	628
Property and equipment	30,581	93	30,674
Intangible assets	—	12,160	12,160
Accounts payable	(1,333)	(251)	(1,584)
Accrued expenses	(1,756)	(167)	(1,923)
Total net identifiable assets	37,363	12,215	49,578
Goodwill	23,400	(12,215)	11,185
Net assets acquired	$60,763	$—	$60,763

The intangible assets acquired represented customer relationships, a trade name, and a non-compete arrangement with estimated fair values of $11,300, $800, and $100, respectively. The intangible assets are being amortized over five-year periods. The revised amounts are subject to further revision pending Steel Excel's continued assessment of the fair values of the assets and liabilities acquired, including completion of the valuation. The Company's Consolidated Balance Sheet at December 31, 2013, has been revised to reflect the measurement period adjustments as if they had been recognized at the acquisition date. The measurement period adjustments did not have a material effect on the Company's Consolidated Statements of Operations.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Pro Forma Results

The following unaudited pro forma results of operations for the three months ended March 31, 2013 assumes that the Wolverine and Black Hawk acquisitions were made at the beginning of 2012. This unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisition had actually occurred at the beginning of 2013, or of the results that may be reported in the future. The 2013 supplemental pro forma earnings were adjusted to exclude $200 of acquisition-related costs incurred in 2013.

Three Months Ended March 31,
2013
Revenue	$216,845
Net loss attributable to common unitholders	(11,424)
Net loss per common unit – basic and diluted	(0.38)

3. DISCONTINUED OPERATIONS

Assets and Liabilities of discontinued operations at March 31, 2014 and December 31, 2013 include certain assets and liabilities relating to HNH's discontinued operations, a sports business owned by Steel Excel and a building owned by DGT, which is held for sale.

	March 31, 2014	December 31, 2013
Assets of discontinued operations:
Other current assets	$622	$618
Property, plant and equipment, net	3,724	3,724
Other assets	21	64
Total assets	$4,367	$4,406
Liabilities of discontinued operations:
Trade payables and accrued liabilities	$1,009	$1,138
Total liabilities	$1,009	$1,138

Summary results for our discontinued operations included in the Company's Consolidated Statements of Operations are detailed in the table below.

	Three Months Ended March 31,
	2014 (a)	2013 (b)
Sales	$—	$11,181
Net loss	—	(449)
Loss after taxes and noncontrolling interests	(3)	(460)
Gain on sale of discontinued operations after taxes and noncontrolling interests	23	3,213
(a) Includes gain on disposal of certain assets recorded by HNH.
(b) Includes the operations of Continental Industries ("Continental") through its sale date, as well as, Canfield Metal Coating Corporation ("CMCC") and Indiana Tube de Mexico, S. De R.L. de C.V. ("ITM"). Also included is a sports business owned by Steel Excel.

    Continental Industries

In January 2013, HNH divested substantially all of the assets and existing operations of its Continental business unit, a wholly owned subsidiary of Handy & Harman ("H&H"), for a cash sales price totaling approximately $37,400 less transaction fees, reflecting a working capital adjustment of approximately $100 paid in the third quarter of 2013. Proceeds of $3,700 are currently held in escrow pending resolution of certain indemnification provisions contained in the sales agreement and are included in Trade and other receivables in the Company's Consolidated Balance Sheets. Located in the State of Oklahoma, Continental Industries manufactures plastic and steel fittings and connectors for natural gas, propane and water distribution

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

service lines along with exothermic welding products for electrical grounding, cathodic protection and lightning protection. It was part of SPLP's Diversified Industrial reporting segment.

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

4. INVESTMENTS

A) Short-Term Investments

Marketable Securities

The Company's short-term investments primarily consist of its marketable securities portfolio held by its subsidiary, Steel Excel. These marketable securities as of March 31, 2014, and December 31, 2013, are classified as "available-for-sale" securities, with changes in fair value recognized in stockholders' equity as Other comprehensive income (loss). The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investment.

The Company's portfolio of marketable securities was as follows:

	March 31, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Available for sale securities
Short-term deposits	$41,035	$—	$—	$41,035	$60,909	$—	$—	$60,909
Mutual funds	15,722	4,946	—	20,668	15,723	5,060	—	20,783
United States government securities	23,889	26	—	23,915	50,356	23	—	50,379
Equity securities	105,186	13,940	(3,930)	115,196	69,720	10,020	(5,181)	74,559
Commercial paper	4,499	—	—	4,499	1,799	—	—	1,799
Corporate obligations	35,949	1,642	(3)	37,588	31,356	885	(276)	31,965
Total marketable securities	226,280	20,554	(3,933)	242,901	229,863	15,988	(5,457)	240,394
Amounts classified as cash equivalents	(43,935)	—	—	(43,935)	(61,909)	—	—	(61,909)
Amounts classified as marketable securities	$182,345	$20,554	$(3,933)	$198,966	$167,954	$15,988	$(5,457)	$178,485

The Company's investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As market interest rates and bond yields increase, those securities purchased with a lower yield-at-cost will be in

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

an unrealized loss position. The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the period ended March 31, 2014 were not deemed to be other-than-temporary.

The Company sold approximately $40,600 of marketable securities in the three months ended March 31, 2014, resulting in gross realized gains of $3,200 and gross realized losses of $209. These gains and losses are included in Other income, net on the Company's Consolidated Statement of Operations. The amortized cost and estimated fair value of investments in available-for-sale securities as of March 31, 2014, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
Mature in one year or less	$9,029	$9,030
Mature after one year through three years	33,627	35,160
Mature after three years	21,681	21,812
Total debt securities	64,337	66,002
Securities with no contractual maturities	161,943	176,899
	$226,280	$242,901

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

B) Long-Term Investments

The following table summarizes the Company's long-term investments as of March 31, 2014 and December 31, 2013. For those investments at fair value, the carrying amount of the investment equals its respective fair value.

			Investment Balance		Income (Loss) Recorded in Statement of Operations
					Three Months Ended March 31,
			March 31, 2014	December 31, 2013	2014	2013
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in Accumulated Other Comprehensive Income:
Equity securities - U.S. (1), (2)
Computer Software and Services			$2,769	$2,665
Aerospace/Defense			76,387	75,341
Restaurants			21,823	22,456
Other			562	558
			101,541	101,020
Fair Value Changes Recorded in Consolidated Statement of Operations:
Manufacturing (1)			30,811	30,841	$1	$(9,140)
			132,352	131,861	$1	$(9,140)
(B) EQUITY METHOD INVESTMENTS
Investments in Associated Companies:	March 31, 2014	December 31, 2013
At Cost:	Ownership
CoSine	48.3%	48.6%	5,751	5,876	$(126)	$(112)
Other (7)			6,905	8,339	(1,433)	—
At Fair Value:
ModusLink Global Solutions, Inc. ("MLNK") (1)	27.1%	27.1%	59,378	79,972	(17,278)	(5,146)
SL Industries, Inc. ("SLI") (1)	24.1%	24.1%	24,433	26,960	(2,527)	129
JPS Industries, Inc. ("JPS") (2)	39.1%	39.3%	27,347	24,129	3,217	—
Fox & Hound (3)	—%	50.0%	—	—	—	(5,239)
Other (3)	43.8%	43.8%	2,131	2,243	(111)	—
			125,945	147,519	$(18,258)	$(10,368)
Other Investments at Fair Value - Related Party:
SPII Liquidating Trust - Series D ( Fox & Hound)(3)			507	507	$—	$(14)
SPII Liquidating Trust - Series G (SPCA) (3), (4)			5,669	5,771	(102)	119
SPII Liquidating Trust - Series H (SPJSF) (3), (5)			4,050	3,950	100	998
SPII Liquidating Trust - Series I (3), (6)			—	—	—	(34)
			10,226	10,228	$(2)	$1,069
(C) OTHER INVESTMENTS
ModusLink Warrants (3)			3,385	5,832	$(2,447)	$(138)

Total Long-Term Investments			$271,908	$295,440
(1) Level 1 investment. Equity securities totaling $76,949 and $98,355 were classified as Level 1 investments as of March 31, 2014 and December 31, 2013, respectively.
(2) Level 2 investment. Equity securities totaling $24,592 and $2,665 were classified as Level 2 investments as of March 31, 2014 and December 31, 2013, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

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

The following table presents activity for the available-for-sale securities presented in the table above for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in Accumulated Other Comprehensive Income:
Proceeds from sales	$—	$—
Gross gains from sales	$—	$—
Gross losses from sales	—	—
Net investment gain	$—	$—
Change in net unrealized holding gains (losses) included in Accumulated other comprehensive income	$521	$31,881
Reclassified out of Accumulated other comprehensive income :
Unrealized gains	$—	$—
Unrealized losses	—	2,632
Total	$—	$2,632

(A) AVAILABLE-FOR-SALE SECURITIES

Fair Value Changes Recorded in Accumulated Other Comprehensive Income

For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. Gross unrealized gains and gross unrealized losses are reported in Accumulated other comprehensive income in the Company's Consolidated Balance Sheets.

The cost basis and unrealized gains and losses related to our available-for-sale securities that are classified as long-term investments are as follows:

	March 31, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Computer Software and Services	$2,312	$457	$—	$2,769	$2,312	$353	$—	$2,665
Aerospace/Defense	11,675	64,712	—	76,387	11,675	63,666	—	75,341
Restaurants	5,974	15,849	—	21,823	5,974	16,482	—	22,456
Other	575	—	(13)	562	575	—	(17)	558
	$20,536	$81,018	$(13)	$101,541	$20,536	$80,501	$(17)	$101,020

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Fair Value Changes Recorded in Consolidated Statement of Operations
Available-for-sale securities that are classified as long-term investments also include the Company's investment in a manufacturing company. Changes in the fair value of this company are reported in the Company's Consolidated Statements of Operations as Income (loss) from investments held at fair value.
(B) EQUITY METHOD INVESTMENTS

Investments in Associated Companies

The Company’s investments in associated companies are accounted for under the equity method of accounting. The Company elected to record certain investments under the equity method at fair value beginning on the dates these investments became subject to the equity method. Associated companies are included in the Diversified Industrial, Energy or Corporate segments. Certain associated companies have a fiscal year end that differs from December 31. Additional information for each of SPLP's investments in associated companies that have impacted the Company's Consolidated Statements of Operations during 2014 or 2013 follows:

Equity Method

•
CoSine is currently in the business of seeking to acquire one or more business operations. SPLP recorded $1 as its share of capital changes for the three months ended March 31, 2014 and $1 as its share of capital changes for the three months ended March 31, 2013. The aggregate market value of the Company’s interest in CoSine was $9,559 and $9,894 at March 31, 2014 and December 31, 2013, respectively.

•
Steel Excel has an investment in a sports business and in iGo, a mobile device accessories provider company. These investments are being accounted for under the traditional equity method as associated companies as Steel Excel does not have control over their operations.

Equity Method, At Fair Value:

•
MLNK provides supply chain and logistics services to companies in consumer electronics, communications, computing, medical devices, software, luxury goods and retail. In March 2013, the Company purchased 7,500,000 shares of MLNK common stock. This investment gave the Company and its subsidiaries a combined 27.1% ownership interest in MLNK common stock.

As a result, the Company concluded that it had significant influence over the operating and financial policies of MLNK and therefore its investment is subject to the equity method of accounting. SPLP elected the fair value option to account for MLNK in order to more appropriately reflect the value of MLNK in its financial statements, and records unrealized gains and losses in earnings. Accordingly the investment, which was previously classified as an available-for-sale security, was reclassified to an associated company as of March 12, 2013. Approximately $4,800 of unrealized losses were reclassified out of AOCI and recorded in earnings for the three months ended March 31, 2013.

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

•
JPS is a U.S. manufacturer of extruded urethanes, ethylene vinyl acetates and mechanically formed glass and aramid substrate materials for specialty applications in a wide expanse of markets requiring highly engineered components. During the second quarter of 2013, JPS stockholders elected two members of SPLP's management team to their board to serve one-year terms, one of which will serve as chairman. As a result, SPLP concluded that it had significant influence over the operating and financial policies of JPS and therefore its investment was subject to the equity method of accounting. Accordingly, the investment in JPS, which was previously classified as an available-for-sale security, was reclassified to an

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

associated company as of June 30, 2013. SPLP elected the fair value option to account for JPS in order to more appropriately reflect the value of JPS in its financial statements and records unrealized gains and losses in earnings.

•
On December 15, 2013, Fox & Hound filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. The Bankruptcy Court approved a plan to sell the assets of Fox & Hound and the sale closed on March 12, 2014. The Company did not receive a distribution at the conclusion of the chapter 11 process. The investment in Fox & Hound was recorded under the equity method at fair value. During the third quarter of 2013 the Company wrote its investment down to zero.

•
The Company has an investment in a Japanese real estate partnership. In the second quarter of 2013, the Company reclassified this investment to an associated company. SPLP elected the fair value option to account for this investment in order to more appropriately reflect the value of the investment in its financial statements and records unrealized gains and losses in earnings. Prior to the second quarter of 2013, this investment was accounted for as an investment at cost and included in Other non-current assets. In the first quarter of 2013, due to declines observed in this business, the Company recorded an impairment of $1,510, which is included in Asset impairment charges in the Company's Consolidated Statements of Operations.

Additional Disclosures Related to Associated Company Investments
The below summary balance sheet amounts are for the nearest practicable period. The below summary income statement amounts include results for associated companies for the periods in which they were accounted for as an associated company, or the nearest practicable corresponding period. This summary data may be unaudited and may contain a lag.

	March 31, 2014	December 31, 2013
Summary of balance sheet amounts:
Current assets	$454,588	$477,886
Noncurrent assets	170,504	179,295
Total assets	$625,092	$657,181
Current liabilities	$238,251	$269,629
Noncurrent liabilities	74,613	77,260
Total liabilities	312,864	346,889
Parent equity	312,228	310,292
Total liabilities and equity	$625,092	$657,181
	Three Months Ended March 31,
	2014	2013
Summary income statement amounts:
Revenue	$290,416	$325,212
Gross profit	48,418	39,945
Loss from continuing operations	2,386	(12,464)
Net loss after noncontrolling interests	2,428	(13,590)
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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

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

	March 31, 2014	December 31, 2013
Summary of balance sheet amounts:
Total assets	$23,392	$23,412
Total liabilities	(6)	(34)
Net Asset Value	$23,386	$23,378

	Three Months Ended March 31,
	2014	2013
Summary income statement amounts:
Net increase (decrease) in net assets from operations	$8	$(1,077)

(C) OTHER INVESTMENTS

In connection with the acquisition of MLNK common shares in March 2013, the Company received warrants ("ModusLink Warrants") to acquire an additional 2,000,000 shares at an exercise price of $5.00 per share. The ModusLink Warrants are accounted for as an asset at fair value with changes in fair value recognized each period in Loss from investments held at fair value in the Company's Consolidated Statements of Operations. The ModusLink warrants have a life of 5 years and were valued using the Black-Scholes option pricing model. Assumptions used in the current valuation were as follows: 1) volatility of 56.9% 2) term of 4 years 3) risk free interest rate of 1.730% based on the U.S. Treasury bill yield, and 4) an expected dividend of $0.

LIMITED PARTNERSHIP INVESTMENT AND PROMISSORY NOTE

Steel Excel also has other investments which include a $25,000 in cost-method investment in a limited partnership that co-invested with other private investment funds in a public company. Such investment had an approximate fair value of $28,500 at March 31, 2014, based on the net asset value included in the monthly statement it receives from the partnership. Steel Excel's other investments at March 31, 2014, also include investments in two venture capital funds totaling $800 and a promissory note with an amortized cost of $3,000, which is a reasonable approximation of fair value at March 31, 2014. These investments are reported as part of Other non-current assets in the Company's Consolidated Balance Sheets.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

5. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements as of March 31, 2014 and December 31, 2013 are summarized by type of inputs applicable to the fair value measurements as follows:

March 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$151,841	$17,560	$29,565	$198,966
Long-term investments (a)	167,138	76,372	15,742	259,252
Investments in certain funds	—	—	826	826
Precious metal and commodity inventories recorded at fair value	15,252	—	—	15,252
Commodity contracts on precious metal and commodity inventories	1,640	—	—	1,640
Total	$335,871	$93,932	$46,133	$475,936

Liabilities:
Financial instruments	$—	$25,285	$—	$25,285
Interest rate swap agreement	—	198	—	198
Total	$—	$25,483	$—	$25,483

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$139,786	$15,334	$23,365	$178,485
Long-term investments (a)	209,168	53,754	18,303	281,225
Investments in certain funds	—	—	844	844
Precious metal and commodity inventories recorded at fair value	14,766	—	—	14,766
Commodity contracts on precious metal and commodity inventories	1,620	—	—	1,620
Total	$365,340	$69,088	$42,512	$476,940

Liabilities:
Financial instruments	$—	$25,090	$—	$25,090
Interest rate swap agreement	—	214	—	214
Total	$—	$25,304	$—	$25,304
(a) For additional detail of the marketable securities and long-term investments see Note 4 - "Investments." In addition to the marketable securities in the table above, there is approximately $2,900 of other investments included in Cash and cash equivalents that are considered a Level 2 investment.

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

Level 3 - Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

or estimation and due to lack of observable inputs, the assumptions used may impact the fair value of these investments in future periods. Investments which are generally included in this category include private investments, non-exchange traded derivative contracts, and currency and interest rate swaps. For certain marketable securities, net asset value is used which is included in quarterly statements received in arrears from two venture capital funds to determine the fair value of such funds. The fair value of certain other marketable securities are determined by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities.

Investments with a fair value of $21,823 were transferred from Level 1 to Level 2 based upon a reduction in the number of shares traded.

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

Interest rate swap agreements associated with HNH's senior credit facility are considered Level 2 measurements as the inputs are observable at commonly quoted intervals. Prior to the redemption of the Subordinated Notes and related Warrants, the embedded derivative features of the Subordinated Notes and Warrants (see Note 13 - "Debt and Capital Lease Obligations") were valued at fair value on a recurring basis and were considered Level 3 measurements.

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long - Term Investments
	Investments in Associated Companies (a)	Other Investments - Related Party (b)	ModusLink Warrants (c)	Marketable Securities and Other (d)	Total
Assets
Balance at December 31, 2012	$10,521	$11,263	$—	$2,804	$24,588
Purchases	—	—	3,184	19,900	23,084
Sales	—	—	—	—	—
Unrealized gains	—	1,118	—	42	1,160
Unrealized losses	(5,239)	(49)	(138)	—	(5,426)
Balance at March 31, 2013	$5,282	$12,332	$3,046	$22,746	$43,406

Balance at December 31, 2013	$2,243	$10,228	$5,832	$24,209	$42,512
Purchases	—	—	—	5,299	5,299
Sales	—	—	—	(1,974)	(1,974)
Realized gain on sale	—	—	—	—	—
Unrealized gains	—	99	—	2,857	2,956
Unrealized losses	(112)	(101)	(2,447)	—	(2,660)
Balance at March 31, 2014	$2,131	$10,226	$3,385	$30,391	$46,133
(a) Unrealized losses are recorded in Loss of associated companies, net of taxes in the Company's Consolidated Statements of Operations.
(b) Unrealized gains and losses are recorded in Loss (Income) from other investments-related party in the Company's Consolidated Statements of Operations.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

(c) Unrealized gains and losses are recorded in Loss from investments held at fair value in the Company's Consolidated Statements of Operations.
(d) Realized gains on sale are recorded in Other income, net in the Company's Consolidated Statements of Operations.

Long-Term Investments - Valuation Techniques

The Company primarily uses three valuation methods to estimate the fair value of its Level 3 investments. The Company estimated the value of its investments in associated companies primarily using a discounted cash flow method adjusted for additional information related to debt covenants, solvency issues, etc. The Company estimates the value of its interest in the SPII Liquidating Trust based on the net asset value of each series of the Trust. The ModusLink Warrants are valued using the Black-Scholes option pricing model (for additional information see Note 4 - "Investments").

Level 3 Liabilities

During the three months ended March 31, 2013, the Company recognized a $184 decrease in fair value for the derivative features of the HNH Subordinated notes which reduced the balance to $0 at March 31, 2013. As of March 31, 2014 and December 31, 2013, the Company did not hold any financial liabilities that are measured using Level 3 inputs.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets measured at fair value on a non-recurring basis in 2014 and 2013 include the assets acquired and liabilities assumed in the acquisitions described in Note 2 – “Acquisitions”. Significant judgments and estimates are made to determine the acquisition date fair values which may include the use of appraisals, discounted cash flow techniques or other information the Company considers relevant to the fair value measurement.

As of March 31, 2014 and December 31, 2013, WebBank has impaired loans of $1,701, of which $1,272 is guaranteed by the USDA or SBA and $2,564, of which $2,196 is guaranteed by the USDA or SBA, respectively. These loans are measured at fair value on a nonrecurring basis using Level 3 inputs. See the "Impaired Loans" section of Note 7 - "Trade, Other and Loans Receivable" for additional discussion of loan impairment measurements.

6. FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Risk

Financial instruments include $25,285 and $25,090 at March 31, 2014 and December 31, 2013, respectively, of amounts payable in foreign currencies which are subject to the risk of exchange rate changes. These financial instruments resulted from transactions entered into for risk management purposes, are collateralized by an equivalent amount included in restricted cash and have no maturity date. The liabilities are accounted for at fair value on the balance sheet date with changes in fair value reported in the Company's Consolidated Statements of Operations included in Net investment (losses) gains. The liabilities are not designated as hedging instruments. The foreign currency financial instrument liabilities at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014		December 31, 2013
Currency	Carrying Amount	Notional Amount	Carrying Amount	Notional Amount
Japanese Yen	$1,403	¥144,830	$1,374	¥144,717
Pound Sterling	23,882	£14,332	23,716	£14,311
Total	$25,285		$25,090

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Information is summarized below for foreign currency financial liabilities and related restricted cash:

Foreign exchange transactions:	March 31,
	2014	2013
Balance, beginning of period	$25,090	$24,742
Net investment losses (gains)	160	(1,625)
Receipt of dividends, net of interest expense	35	33
Balance of foreign currency financial instruments liability and related restricted cash, end of period (a)	$25,285	$23,150
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

As of March 31, 2014, HNH had the following outstanding future contracts with settlement dates ranging from
May to June 2014. There were no forward contracts outstanding as of March 31, 2014.

Commodity	Amount	Notional Value
Silver	835,000 ounces	$16,500
Gold	900 ounces	$1,200
Copper	350,000 pounds	$1,100
Tin	45 metric tons	$1,000

H&H accounts for these contracts as either fair value hedges or economic hedges under the guidance in ASC 815, Derivatives and Hedging.

Fair Value Hedges. Of the total futures contracts outstanding, 600,000 ounces of silver and substantially all of the copper contracts are designated and accounted for as fair value hedges under ASC 815. The fair values of these derivatives are recognized as derivative assets and liabilities in the Company's Consolidated Balance Sheets. The net change in fair value of the derivative assets and liabilities and the change in the fair value of the underlying hedged inventory are recognized in the consolidated income statement, and such amounts principally offset each other due to the effectiveness of the hedges.

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

Debt Agreements

As discussed in Note 13 - "Debt and Capital Lease Obligations," Handy & Harman Group Ltd. ("H&H Group") has entered into two interest rate swap agreements as economic hedges of its debt, but has elected not to account for the interest rate swap agreements as hedges under ASC 815. HNH records the expense (or gain) both from the mark-to-market adjustments and

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

net settlements in interest expense on the consolidated income statement as the hedges are intended to offset interest rate movements.

HNH's Subordinated Notes had call premiums as well as Warrants associated with them. HNH treated the fair value of these features together as both a discount on the debt and a derivative liability at inception of the loan agreement. The discount was being amortized over the life of the notes as an adjustment to interest expense, and the derivative was marked to market at each balance sheet date. As discussed in Note 13 - "Debt and Capital lease Obligations," on March 26, 2013, HNH discharged its obligations associated with the Subordinated Notes and Warrants, and therefore, all discounts and derivative accounts related to the Subordinated Notes and Warrants are now zero.

Fair Value of Derivative Instruments in the Company's Consolidated Balance Sheets:

Derivative	Balance Sheet Location	March 31, 2014	December 31, 2013
Foreign currency financial instruments (a)	Financial instruments	$25,285	$25,090
Commodity contracts (a), (b)	Prepaid and other current assets	$1,348	$1,778
Commodity contracts (a)	Prepaid and other current assets (Accrued liabilities)	$292	$(158)
Interest rate swap agreements (a)	Other current liabilities	$(198)	$(214)
(a) Carrying amount equals fair value.
(b) Designated as hedging instruments as of March 31, 2014.

Effect of derivative instruments on the Company's Consolidated Statements of Operations:

		Three Months Ended March 31,
		2014	2013
Derivative	Statement of Operations Location	Gain (loss)	Gain (loss)
Foreign currency financial instruments	Net investment (losses) gains	$(160)	$1,625
Commodity contracts (a)	Cost of goods sold	(147)	—
Commodity contracts	Realized and unrealized (gain) loss on derivatives	140	354
Interest rate swap agreements	Interest expense, net	(45)	(277)
Derivative features of subordinated notes	Realized and unrealized (gain) loss on derivatives	—	(184)
Total derivatives		$(212)	$1,518
(a) $126 Designated as hedging instruments as of March 31, 2014.

Financial Instruments with Off-Balance Sheet Risk

WebBank is a party to financial instruments with off-balance sheet risk. In the normal course of business, these financial instruments include commitments to extend credit in the form of loans. Those instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the Company's Consolidated Balance Sheets. The contract amounts of those instruments reflect the extent of involvement WebBank has in particular classes of financial instruments.

At March 31, 2014 and December 31, 2013, WebBank’s undisbursed loan commitments totaled $22,029 and $28,011, respectively. Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. WebBank’s commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each customer’s

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by WebBank upon extension of credit is based on management’s credit evaluation of the borrower.

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
The allowance was $465 at March 31, 2014 and December 31, 2013, respectively, and is included within Other current liabilities in the Company's Consolidated Balance Sheets. Increases or decreases in the allowance are included in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations. The amount included in Selling, general and administrative expenses for credit losses on off-balance sheet contingent credit exposure was $0 and an expense of $2 for the three months ended March 31, 2014 and 2013, respectively.

7. TRADE, OTHER AND LOANS RECEIVABLE

Trade and Other Receivables

	March 31, 2014	December 31, 2013
Trade accounts receivable, net of allowance for doubtful accounts of $2,104 in 2014 and $1,981 in 2013	$118,380	$96,697
Other receivables	5,406	5,677
Total	$123,786	$102,374

Loans Receivable

    Major classification of WebBank’s loans receivable at March 31, 2014 and December 31, 2013 are as follows:

	Total				Current		Non-current
	March 31, 2014%		December 31, 2013%		March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Real estate loans:
Commercial – owner occupied	$2,905	4%	$4,671	6%	$226	$197	$2,679	$4,474
Commercial – other	241	—%	242	—%	—	—	241	242
Total real estate loans	3,146	4%	4,913	6%	226	197	2,920	4,716
Commercial and industrial	49,104	61%	46,702	61%	1,524	1,462	47,580	45,240
Loans held for sale	28,367	35%	25,125	33%	28,367	25,125	—	—
Total loans	80,617	100%	76,740	100%	30,117	26,784	50,500	49,956
Less:
Deferred fees and discounts	—		—		—	—	—	—
Allowance for loan losses	(409)		(424)		(409)	(424)	—	—
Total loans receivable, net (a)	$80,208		$76,316		$29,708	$26,360	$50,500	$49,956
(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, net was $78,687 and $76,303 at March 31, 2014 and December 31, 2013, respectively.

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
(in thousands except common unit and per common unit data)

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

Changes in the allowance for loan and lease losses are summarized as follows:

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
December 31, 2012	$187	$34	$64	$285
Charge-offs	—	—	(64)	(64)
Recoveries	22	44	217	283
Provision	(132)	(50)	102	(80)
December 31, 2013	77	28	319	$424
Charge-offs	—	—	(3)	(3)
Recoveries	62	7	8	77
Provision	(104)	(7)	22	(89)
March 31, 2014	$35	$28	$346	$409

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

March 31, 2014	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	35	28	346	409
Total	$35	$28	$346	$409
Outstanding Loan balances:
Individually evaluated for impairment (1)	$1,569	$—	$132	$1,701
Collectively evaluated for impairment	1,336	241	48,972	50,549
Total	$2,905	$241	$49,104	$52,250

(1) $1,272 is guaranteed by the USDA or SBA.

	Real Estate
December 31, 2013	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	77	28	319	424
Total	$77	$28	$319	$424
Outstanding Loan balances:
Individually evaluated for impairment (1)	$2,426	$—	$138	$2,564
Collectively evaluated for impairment	2,245	242	46,564	49,051
Total	$4,671	$242	$46,702	$51,615

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

Loans are reported as past due when either principal or interest is due and unpaid for a period of 30 days or more. Loans past due 90 days or more and still accruing interest were $0 at March 31, 2014 and December 31, 2013.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Nonaccrual loans are summarized as follows:

	March 31, 2014	December 31, 2013
Real Estate Loans:
Commercial - Owner Occupied	$394	$402
Total Real Estate Loans	394	402
Commercial and Industrial	106	109
Total Loans	$500	$511

Past due loans (accruing and nonaccruing) are summarized as follows:

March 31, 2014	Current	30-89 days past due	90+ days past due	Total past due (2)	Total loans	Recorded investment in accruing loans 90+ days past due	Nonaccrual loans that are current (1)
Real Estate Loans:
Commercial - Owner Occupied	$2,862	$40	$3	$43	$2,905	$—	$390
Commercial - Other	241	—	—	—	241	—	—
Total Real Estate Loans	3,103	40	3	43	3,146	—	390
Commercial and Industrial	48,939	59	106	165	49,104	—	—
Total Loans	$52,042	$99	$109	$208	$52,250	$—	$390

(1) Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.
(2) $90 is guaranteed by the USDA or SBA.

December 31, 2013	Current	30-89 days past due	90+ days past due	Total past due (2)	Total loans	Recorded investment in accruing loans 90+ days past due	Nonaccrual loans that are current (1)
Real Estate Loans:
Commercial - Owner Occupied	$4,668	$—	$3	$3	$4,671	$—	$399
Commercial - Other	242	—	—	—	242	—	—
Total Real Estate Loans	4,910	—	3	3	4,913	—	399
Commercial and Industrial	46,536	57	109	166	46,702	—	—
Total Loans	$51,446	$57	$112	$169	$51,615	$—	$399

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
(in thousands except common unit and per common unit data)

•	Pass: A pass asset is a higher quality asset and does not fit any of the other categories described below. The likelihood of loss is considered remote.

•
Special Mention: A receivable in this category has a specific weakness or problem but does not currently present a significant risk of loss or default as to any material term of the loan or financing agreement.

•	Substandard: A substandard receivable has a developing or currently minor weakness or weaknesses that could result in loss or default if deficiencies are not corrected or adverse conditions arise.

•	Doubtful: A doubtful receivable has an existing weakness or weaknesses that have developed into a serious risk of significant loss or default with regard to a material term of the financing agreement.
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

March 31, 2014	Pass	Special Mention	Sub- standard (1)	Doubtful	Total loans
Real Estate Loans:
Construction	$1,336	$—	$1,569	$—	$2,905
Commercial - Owner Occupied	241	—	—	—	241
Commercial - Other	—	—	—	—	—
Total Real Estate Loans	1,577	—	1,569	—	3,146
Commercial and Industrial	47,088	1,884	132	—	49,104
Total Loans	$48,665	$1,884	$1,701	$—	$52,250

(1) $1,272 is guaranteed by the USDA or SBA.

December 31, 2013	Pass	Special Mention	Sub- standard (1)	Doubtful	Total loans
Real Estate Loans:
Construction	$2,246	$—	$2,425	$—	$4,671
Commercial - Owner Occupied	242	—	—	—	242
Commercial - Other	—	—	—	—	—
Total Real Estate Loans	2,488	—	2,425	—	4,913
Commercial and Industrial	44,176	2,387	139	—	46,702
Total Loans	$46,664	$2,387	$2,564	$—	$51,615

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Information on impaired loans is summarized as follows:

		Recorded investment
March 31, 2014	Unpaid principle balance	with no allowance	with allowance	Total recorded investment (1)	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$1,710	$1,569	$—	$1,569	$—	$1,854
Total Real Estate Loans	1,710	1,569	—	1,569	—	1,854
Commercial and Industrial	317	124	8	132	—	135
Total Loans	$2,027	$1,693	$8	$1,701	$—	$1,989

(1) $1,272 is guaranteed by the USDA or SBA.

		Recorded investment
December 31, 2013	Unpaid principle balance	with no allowance	with allowance	Total recorded investment (1)	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$2,626	$2,425	$—	$2,425	$—	$2,555
Total Real Estate Loans	2,626	2,425	—	2,425	—	2,555
Commercial and Industrial	354	129	10	139	—	150
Total Loans	$2,980	$2,554	$10	$2,564	$—	$2,705

(1)$2,196 is guaranteed by the USDA or SBA.

8. INVENTORIES

A summary of inventories is as follows:

	March 31, 2014	December 31, 2013
Finished products	$22,982	$21,887
In-process	12,582	9,840
Raw materials	17,067	15,246
Fine and fabricated precious metal in various stages of completion	24,784	19,802
	77,415	66,775
Excess of market value over LIFO cost	(284)	(136)
	$77,131	$66,639

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, HNH purchases, maintains and utilizes precious metal inventory. HNH records certain precious metal inventory at the lower of last-in, first-out ("LIFO") cost or market, with any adjustments recorded through cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value. The market value of the precious metal inventory exceeded LIFO cost by $284 and $136 as of March 31, 2014 and December 31, 2013, respectively.

Certain customers and suppliers of HNH choose to do business on a “pool” basis, and furnish precious metal to HNH for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer metal is

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s Consolidated Balance Sheets. To the extent HNH is able to utilize customer precious metal in its production process, such customer metals replaces the need for HNH to purchase its own inventory. As of March 31, 2014, H&H’s customer metal consisted of 153,024 ounces of silver, 528 ounces of gold, and 1,280 ounces of palladium. As of December 31, 2013, H&H’s customer metal consisted of 247,103 ounces of silver, 576 ounces of gold, and 1,392 ounces of palladium.

	March 31, 2014	December 31, 2013
Supplemental inventory information:
Precious metals stated at LIFO cost	$10,087	$5,090
Precious metals stated under non-LIFO cost methods, primarily at fair value	14,413	13,687
Market value per ounce:
Silver	19.77	19.49
Gold	1,294.75	1,201.50
Palladium	771.00	711.00

9. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	March 31, 2014	December 31, 2013
Land	$11,256	$11,272
Buildings and improvements	59,893	59,704
Machinery, equipment and other	197,342	192,646
Construction in progress	10,064	8,615
	278,555	272,237
Accumulated depreciation and amortization	(67,880)	(60,994)
Net property, plant and equipment	$210,675	$211,243

Depreciation expense was $6,913 and $5,735 for the three months ended March 31, 2014 and 2013, respectively.

Property, Plant and Equipment as of December 31, 2013, has been revised to reflect measurement period adjustments for the three months ended March 31, 2014, related to Steel Excel's acquisition of Black Hawk as if they had been recognized at the acquisition date (see Note 2 - "Acquisitions" for additional information).

10. GOODWILL AND INTANGIBLE ASSETS

A reconciliation of the change in the carrying value of goodwill by reportable segment is as follows:

	March 31, 2014
	Diversified	Energy	Corporate	Total
Balance at beginning of year	$32,841	$61,630	$81	$94,552
Acquisitions	—	—	—	—
Currency translation adjustment	—	—	—	—
Other adjustments	—	—	—	—
Balance at end of period	$32,841	$61,630	$81	$94,552

Goodwill in the Energy segment at December 31, 2013, has been revised to reflect measurement period

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

adjustments for the three months ended March 31, 2014, related to Steel Excel's acquisition of Black Hawk as if they had been recognized at the acquisition date (see Note 2 - "Acquisitions" for additional information).

	December 31, 2013
	Diversified	Energy	Corporate	Total
Balance at beginning of year	$15,112	$48,429	$81	$63,622
Acquisitions	18,169	16,778	—	34,947
Impairment (a)	—	(3,577)	—	(3,577)
Currency translation adjustment	14	—	—	14
Other adjustments (b)	(454)	—	—	(454)
Balance at end of year	$32,841	$61,630	$81	$94,552
(a) Represents an impairment related to one of Steel Excel's sports businesses.
(b) Represents final purchase price allocation adjustments, including a final working capital adjustment, associated with the HNH acquisition of Hickman.

A summary of intangible assets other than goodwill is summarized as follows:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Product and customer relationships	$129,214	$25,552	$103,662	$128,704	$22,816	$105,888
Trademarks	29,675	4,508	25,167	29,675	3,978	25,697
Patents and technology	19,394	6,022	13,372	19,338	5,635	13,703
Other	2,632	1,644	988	2,636	1,547	1,089
	$180,915	$37,726	$143,189	$180,353	$33,976	$146,377

Trademarks with indefinite lives as of March 31, 2014 and December 31, 2013 were $8,020. Amortization expense related to intangible assets was $3,762 and $2,778 for the three months ended March 31, 2014 and 2013, respectively. Amortization expense is expected to be $10,873, $14,104, $13,527, $12,415, $11,603 and $72,647 for the remainder of 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.

Certain intangible asset amounts at December 31, 2013, have been revised to reflect measurement period adjustments for the three months ended March 31, 2014, related to Steel Excel's acquisition of Black Hawk as if they had been recognized at the acquisition date (see Note 2 - "Acquisitions" for additional information).

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

11. BANK DEPOSITS

A summary of WebBank deposits is as follows:

Time deposits year of maturity:	March 31, 2014	December 31, 2013
2014	$30,382	$47,372
2015	14,289	14,284
2016	23,623	13,625
Total time deposits	68,294	75,281
Money market deposits	51,409	42,925
Total deposits (a)	$119,703	$118,206
Current	$79,312	$87,319
Long-term	40,391	30,887
Total deposits	$119,703	$118,206

Time deposit accounts under $100	$56,528	$63,515
Time deposit accounts $100 and over	11,766	11,766
Total time deposits	$68,294	$75,281
(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of deposits was $137,241 and $135,893 at March 31, 2014 and December 31, 2013, respectively.

12. RELATED PARTY TRANSACTIONS

Management Agreement with SP General Services LLC

The Manager earns a fee, pursuant to the terms of an amended and restated management agreement, (the “Management Agreement”) at an annual rate of 1.5% of total SPLP Partners' capital ("Management Fee"), payable on the first day of each quarter and subject to quarterly adjustment. The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the independent directors. For the three months ended March 31, 2014 and 2013, the Manager earned a Management Fee of $2,312 and $1,978, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations. Unpaid amounts for management fees included in Payable to related parties were $0 and $2,049 at March 31, 2014 and December 31, 2013, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. The Manager incurred approximately $1,019 and $215 of reimbursable expenses during the three months ended March 31, 2014 and 2013, respectively, in connection with its provision of services under the Management Agreement. Unpaid amounts for reimbursable expenses were approximately $1,500 and $477 at March 31, 2014 and December 31, 2013, respectively, and are included in Payable to related parties.

Corporate Services
On January 1, 2012, SPH Services, a new subsidiary of SPLP, was created to consolidate the executive and corporate functions of SPLP and certain of its affiliates, including SP Corporate Services LLC ("SP Corporate") and Steel Partners LLC, and to provide such services to other portfolio companies. SP Corporate, through Management Services Agreements with these companies, provides services which include assignment of C-Level management personnel, as well as a variety of services including legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety,

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

human resources, marketing, investor relations and other similar services. The fees payable under these agreements are initially based on the level of services expected to be provided. They are subject to annual review and adjustment and are approved by the respective company's board of directors. The agreements automatically renew for successive one-year periods unless and until terminated in accordance with agreement. Under certain circumstances, the termination may result in payment of a termination fee to SP Corporate.
Consolidated subsidiaries that have agreements with SP Corporate include HNH, Steel Excel, SPLP, DGT, WebBank and BNS. Annual amounts to be billed to these companies are $8,885, $8,000, $3,000, $476, $250 and $204, respectively, and are eliminated in consolidation.
In addition to its servicing agreements with SPLP and its consolidated subsidiaries, SP Corporate has management services agreements with other companies considered to be related parties, including CoSine, NOVT, Ore Holdings, Inc., J. Howard Inc., SL Industries, Inc., Steel Partners, Ltd. and iGo, Inc. In total, SP Corporate will charge approximately $1,721 annually to these companies.

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

Mutual Securities

Pursuant to the Management Agreement, the Manager was responsible for selecting executing brokers. Securities transactions for SPLP are allocated to brokers on the basis of reliability and best price and execution. The Manager has selected Mutual Securities as an introducing broker and may direct a substantial portion of the managed entities’ trades to such firm among others. An officer of the Manager and SPH GP is affiliated with Mutual Securities. The Manager only uses Mutual Securities when such use would not compromise the Manager’s obligation to seek best price and execution. SPLP has the right to pay commissions to Mutual Securities, which are higher than those that can be obtained elsewhere, provided that the Manager believes that the rates paid are competitive institutional rates. Mutual Securities also served as an introducing broker for SPLP’s trades. The Commissions paid by SPLP to Mutual securities were approximately $130 and $122 for the three months ended March 31, 2014 and 2013, respectively. Such commissions are included in Net investment gains (losses) in the Company's Consolidated Statements of Operations. The portion of the commission paid to Mutual Securities ultimately received by such officer is net of clearing and other charges.

Other

SPLP has an arrangement whereby it holds an asset on behalf of a related party in which it has an investment. The asset had a fair value of $27,769 and $28,515 at March 31, 2014 and December 31, 2013, respectively. Under the terms of this arrangement, the related party is the sole beneficiary and SPLP does not have an economic interest in the asset and SPLP has no capital at risk with respect to such asset, other than indirectly through its indirect investment in such related party. No amounts related to this arrangement are recorded on the Consolidated Balance Sheets. For the three months ended March 31, 2014 and 2013, SPLP was indirectly compensated for providing this arrangement by the payment of a fee. The fees were not material.

The Company’s non-management directors receive an annual retainer of $150, of which $75 is paid in cash and $75 is paid in restricted common units of SPLP. The restricted units vest over a three year period. These directors are also paid fees of $1 for each board committee meeting attended. The chairmen of the Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee are paid an additional fee of $60 (effective May 1, 2013), $5 and $5 annually, respectively. For the three months ended March 31, 2014 and 2013 non-management directors’ fees expensed were $210 and $201, respectively. Unpaid non-management directors’ fees are included in Payable to related parties and were $42 and $44 at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014 and December 31, 2013, several related parties and consolidated subsidiaries had deposits totaling $19,356 and $19,229, respectively, in WebBank. $17,319 and $17,195 of these deposits have been eliminated in consolidation as of March 31, 2014 and December 31, 2013, respectively. Deposits held at WebBank earned $27 and $45 in interest for the

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

three months ended March 31, 2014 and 2013, respectively. $23 and $42 of this interest has been eliminated in consolidation for the three months ended March 31, 2014 and 2013, respectively.

SPLP has an estimated liability of $116 as of March 31, 2014 and December 31, 2013 included in other current liabilities which, pursuant to the Amended Exchange Agreement, is indemnified by Steel Partners II (Onshore) LP (“SPII Onshore”). As a result, the Company recorded an amount receivable from SPII Onshore reported in Receivable from related parties in the Company's Consolidated Balance Sheets.

13. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following:

	March 31, 2014	December 31, 2013
Short term debt:
Foreign	$521	$304
3/4% Convertible Senior Subordinated Notes	—	346
Short-term debt	521	650
Long-term debt:
Term Loans	202,072	208,500
Revolving Facility	50,750	30,950
Other debt - domestic	8,199	8,280
Foreign loan facilities	3,143	1,658
Subtotal	264,164	249,388
Less portion due within one year	26,814	26,033
Long-term debt	237,350	223,355
Total debt	$264,685	$250,038
Capital lease facility
Current portion of capital lease	$825	$953
Long-term portion of capital lease	623	734
	$1,448	$1,687

SPLP Credit Facility

On October 23, 2013 the Company entered into a Credit Agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC”), as administrative agent for the lenders thereunder. The Credit Facility provides for a revolving credit facility with borrowing availability of up to $50,000 which the Company may use for its working capital and investment needs and for the reimbursement of letters of credit. Amounts outstanding under the Credit Facility bear interest at LIBOR plus 1.00%, and are collateralized by first priority security interests of certain of the Company's deposit accounts and publicly traded securities. The Credit Facility also includes provisions for the issuance of letters of credit up to $10,000, with any such issuances reducing total borrowing availability. There were no letters of credit outstanding at March 31, 2014. The Credit Facility provides for a commitment fee to be paid on unused borrowings and also contains customary affirmative and negative covenants, including a minimum cash balance covenant, restrictions against the payment of dividends and customary events of default. Any amounts outstanding under the Credit Facility are due and payable in full on October 23, 2016. There were no amounts outstanding under the Credit Facility as of March 31, 2014. In April 2014, the Company borrowed approximately $47,500 under the Credit Facility in connection with a tender offer for its common units (see Note 21 - "Subsequent Events" for additional information).

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

HNH Debt

Senior Credit Facility

H&H Group, a wholly owned subsidiary of HNH, entered into a senior secured credit facility, as amended, consisting of a revolving credit facility ("Revolving Facility") in an aggregate principal amount not to exceed $160,000 and a term loan ("Senior Term Loan") (collectively, "Senior Credit Facility"). The Revolving Facility provides for a commitment fee to be paid on unused borrowings, and usage under the Revolving Facility is governed by a defined Borrowing Base. The Senior Term Loan requires quarterly principal payments of $3,100, $3,900, $3,900 and $3,900 in 2014, 2015, 2016 and 2017, respectively.

The Senior Credit Facility will expire, with remaining outstanding balances due and payable, on November 8, 2017. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of H&H Group, which approximated $411,000 at March 31, 2014. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). Borrowings under the facility bear interest, at H&H Group's option, at a rate based on LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (2.75% and 1.75%, respectively, for LIBOR and Base Rate borrowings at March 31, 2014). The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. The weighted-average interest rates on the Senior Term Loan and Revolving Facility were 2.98% and 3.42%, respectively, at March 31, 2014, and HNH was in compliance with all debt covenants at March 31, 2014.

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

Steel Excel Debt

In 2013, Steel Excel's energy business entered into a credit agreement (the “Amended Credit Agreement”) with Wells Fargo Bank National Association, RBS Citizens, N.A., and Comerica Bank that provided for a borrowing capacity of $105,000 consisting of a $95,000 secured term loan (the “Term Loan”) and up to $10,000 in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy Ltd. ("Steel Energy") and its wholly-owned subsidiaries Sun Well Service, Inc. ("Sun Well") and Rogue Pressure Services, Inc. ("Rogue"), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue and Black Hawk. Borrowings under the amended credit agreement are fully guaranteed by Sun Well, Rogue and Black Hawk.     The carrying value as of March 31, 2014 of the assets pledged as collateral by Steel Energy and its subsidiaries under the Amended Credit Agreement was approximately $177,300.

The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3,300 and a balloon payment due on the maturity date. At March 31, 2014, $89,200 was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans. Principal payments under the Amended Credit Agreement are $9,911, $13,214, $13,214, $13,214 and $39,643 for the remainder of 2014, 2015, 2016, 2017 and 2018, respectively.

The interest rate on the borrowings under the Amended Credit Agreement was 3.0% at March 31, 2014. For the three months ended March 31, 2014, Steel Excel incurred interest expense of $800 in connection with the Amended Credit Agreement, consisting of $700 in interest on the Term Loans and $100 of amortization of deferred financing fees. Steel Excel was in compliance with all financial covenants as of March 31, 2014.

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

14. PENSION BENEFIT PLANS

The following table presents the components of pension expense and components of other post-retirement benefit (income) expense for the HNH pension plans included the following:

	Pension Benefits
	Three Months Ended March 31,
	2014	2013
Interest cost	$5,288	$4,644
Expected return on plan assets	(6,067)	(5,979)
Amortization of actuarial loss	581	1,230
Total	$(198)	$(105)

HNH expects to have required minimum contributions to the WHX Pension Plan of $21,200 for the remainder of 2014, $21,400, $16,800, $15,500, $13,700 and $27,200 in 2015, 2016, 2017, 2018 and for the five years thereafter, respectively. Required future contributions are determined based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

In addition to its pension plans, which are included in the table above, HNH also maintains several other post-retirement benefit plans covering certain of its employees and retirees. The approximate aggregate expense for these plans was $500 and $600 for the three months ended March 31, 2014 and 2013, respectively.

15. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The Company has three classes of common units - regular Common Units, Class B Common Units and Class C Common Units.  Class B Common Units and Class C Common Units are identical to the regular Common Units in all respects except that net tax losses are not allocated to a holder of Class B Common Units or Class C Common Units, liquidating distributions made by the Company to such holder may not exceed the amount of its capital account allocable to such Common

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Units, and such holder may not sell such Common Units in the public market. At such time that that the amount of the capital account allocable to a Class B Common Unit or Class C Common Unit is equal to the amount of the capital account allocable to a regular Common Unit, such Class B Common Unit or Class C Common Unit shall convert automatically into a regular Common Unit. At March 31, 2014 there were 22,310,026 Class A units, 6,939,647 Class B units and 1,542,073Class C units outstanding. At December 31, 2013 there were 22,647,345 Class A units, 6,939,647 Class B units and 1,542,073 Class C units outstanding. In May 2014, the Class B and Class C units were converted to common units (see Note 21 - "Subsequent Events" for additional information).

Tender Offer for SPLP Units

On March 25, 2014, the Company commenced a modified "Dutch Auction" tender offer (the "Offer") to purchase for cash up to $49,000 in value of its common units, no par value, at a price per unit of not less than $16.50 nor greater than $17.50 per unit. The Offer expired on April 23, 2014 (see Note 21 - "Subsequent Events" for additional information on the completion of the Offer).

Common Unit Repurchase Program

On December 24, 2013, the Board of Directors of the general partner of the Company, approved the repurchase of up to an aggregate of $5,000 of the Company's common units (the “Repurchase Program”). Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company has entered into a Stock Purchase Plan which expired on March 26, 2014. The Repurchase Program has no termination date. During the quarter ended March 31, 2014, the company purchased a total of 27,984 units for a total purchase price of approximately $470 under the Repurchase Program. In total, the Company has purchased 33,999 units for a total purchase price of approximately $576 under the repurchase program.

Common Units Issuance - Directors

In 2013, 2012 and 2011 the Company's non-management directors received equity compensation in the amount of $75 each year in the form of restricted common units of the Company. The restrictions vest over a three year period, with one-third of the units vesting on the anniversary date of the grants. The total value of the restricted units granted was $375 in 2013, 2012 and 2011. Total expense for the restricted units issued was approximately $94 and $83 for the three months ended March 31, 2014 and 2013, respectively.

Common Unitholders — Allocation of Net Income (Loss)

For each period presented net (loss) income attributable to common unit holders is allocated to the common unitholders on a pro rata basis based on the number of units held.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Accumulated Other Comprehensive Income

Changes, net of tax, in Accumulated other comprehensive income are as follows:

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
	Unrealized gain on available-for-sale securities	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total	Unrealized gain on available-for-sale securities	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at beginning of period	$83,943	$(3,367)	$(38,992)	$41,584	$44,521	$(1,863)	$(60,520)	$(17,862)
Current period other comprehensive gain (loss) (a)	3,786	(146)	—	3,640	29,108	(326)	—	28,782
Reclassification adjustments (b)	(1,066)	—	—	(1,066)	(189)	—	—	(189)
Net other comprehensive income (loss) attributable to common unit holders	2,720	(146)	—	2,574	28,919	(326)	—	28,593
Balance at end of period	$86,663	$(3,513)	$(38,992)	$44,158	$73,440	$(2,189)	$(60,520)	$10,731
(a) Net of a tax provision of approximately $1,524 in 2014.
(b) 2014 activity includes a reclassification of unrealized gain to Other income, net of $1,066 (net of a tax benefit of approximately $367). For 2013, includes reclassifications of unrealized gain to Other income of $2,983 (net of tax of $1,800) and reclassification of unrealized loss of $2,794 (net of tax of $1,900) to (Loss) Income of associated companies, net of tax.

At March 31, 2014 and December 31, 2013, Accumulated other comprehensive loss includes amounts for these companies of $1 and $2, respectively, for unrealized gain//loss on available-for-sale securities.

For the three months ended March 31, 2014 and 2013, the impact on comprehensive income related to companies accounted for under the traditional equity method was $(1) and $1, respectively.

Noncontrolling Interests in Consolidated Entities

Noncontrolling interests in consolidated entities at March 31, 2014 and December 31, 2012 represent the interests held by the noncontrolling shareholders of HNH, Steel Excel, DGT and the BNS Liquidating Trust.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP which are determined as of the last day of each fiscal year.  If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date.  In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company would record a negative incentive unit expense in the quarter when such over accrual is determined. The expense is recorded in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations. Incentive unit expense of approximately $544 and $4,434, was recorded in the three months ended March 31, 2014 and 2013, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

16. NET (LOSS) INCOME PER COMMON UNIT

The following data was used in computing net (loss) income per common unit shown in the Company's Consolidated Statements of Operations:

	Three Months Ended March 31,
	2014	2013
Net loss from continuing operations	$(11,588)	$(13,436)
Net income from continuing operations attributable to noncontrolling interests in consolidated entities	(1,138)	(1,266)
Net loss from continuing operations attributable to common unit holders	(12,726)	(14,702)
Income from discontinued operations	42	5,424
Net income from discontinued operations attributable to noncontrolling interests in consolidated entities	(22)	(2,672)
Net income from discontinued operations attributable to common unit holders	20	2,752
Net loss attributable to common unitholders	$(12,706)	$(11,950)
Net (loss) income per common unit - basic:
Net loss from continuing operations	$(0.41)	$(0.49)
Net income from discontinued operations	—	0.09
Net loss attributable to common unitholders	$(0.41)	$(0.40)
Net (loss) income per common unit – diluted:
Net loss from continuing operations	$(0.41)	$(0.49)
Net income from discontinued operations	—	0.09
Net loss attributable to common unitholders	$(0.41)	$(0.40)
Weighted average common units outstanding - basic	30,803,229	30,254,539
Denominator for net income per common unit - diluted (a)	30,803,229	30,254,539

(a) The following were excluded from the diluted per unit calculation as their impact would have been anti-dilutive; approximately 32,063 incentive units and approximately 22,423 unvested restricted stock units, for the three months ended March 31, 2014.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

17. SEGMENT INFORMATION

The following table presents the composition of our segments, which include the operations of our consolidated subsidiaries, as well as income or loss from equity method investments and other investments. Our segments are managed separately and offer different products and services.

Diversified Industrial	Energy	Financial Services	Corporate and Other
Handy & Harman Ltd. ("HNH") (1)	Steel Excel Inc. ("Steel Excel") (1)	WebBank (1)	SPH Services, Inc. ("SPH Services") (1)
SL Industries, Inc. ("SLI") (2)			DGT Holdings Corp. ("DGT") (1)
JPS Industries, Inc. ("JPS") (2)			BNS Holdings Liquidating Trust ("BNS Liquidating Trust") (1)
Modus Link Global Solutions, Inc. (2)
CoSine Communications, Inc. ("CoSine")(2)
SPII Liquidating Trust (2)
Other Investments (3)

(1)	Consolidated subsidiary

(2)	Equity method investment
(3) Other investments classified in Corporate and Other include various investments in available-for-sale securities in the Computer Software and Services, Aerospace/Defense, and Restaurant industries.

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

Financial Services

The Financial Services segment primarily consists of our wholly owned subsidiary WebFinancial Holding Corporation, which conducts financial operations through its wholly-owned subsidiary, WebBank. WebBank operates in niche banking markets and provides commercial and consumer loans and services. WebBank’s deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to current limits, and the bank is examined and regulated by the FDIC and Utah Department of Financial Institutions.

Corporate and Other

Corporate assets, revenues and overhead expenses are not allocated to the segments. Corporate revenues primarily consist of investment and other income, investment gains and losses and rental income. See Note 4 - "Investments" for additional information on the equity method investments and other investments classified within this segment.
SPH services provides legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and similar services, to other affiliated companies. SPH Services charged the Diversified Industrial, Energy and Financial Services segments approximately $2,200, $2,000, and $63, for the three months ended March 31, 2014 and approximately $2,200, $900 and $63, for the three months ended March 31, 2013.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

DGT's operations currently consist of a real estate business from rental buildings retained from the sale of its Power Conversion business on August 16, 2012 and the sale of its Medical Systems Group on November 3, 2011. Continuing operations consist of the real estate business, investments, and general and administrative expenses.

Segment information is presented below:

	Three Months Ended March 31,
	2014	2013
Revenue:
Diversified industrial	$161,847	$148,956
Energy	45,159	26,351
Financial services	6,966	6,309
Corporate and other	245	1,846
Total	$214,217	$183,462
Income (Loss) from continuing operations before income taxes:
Diversified industrial	$9,055	$7,828
Energy	3,393	3,692
Financial services	4,078	3,756
Corporate and other	(25,434)	(28,064)
Loss from continuing operations before income taxes	(8,908)	(12,788)
Income tax provision	2,680	648
Net loss from continuing operations	$(11,588)	$(13,436)
(Loss) Income from equity method investments:
Diversified industrial	$690	$129
Energy	(1,433)	—
Corporate and other	(17,517)	(9,428)
Total	$(18,260)	$(9,299)

18. INCOME TAXES

For the three months ended March 31, 2014 and 2013, the Company recorded a tax provision of $2,680 and $648, respectively. The Company’s tax provision represents the income tax expense or benefit of its consolidated subsidiaries. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of the deferred tax assets will not be realized in future periods.

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

Quantitative measures established by regulation to ensure capital adequacy require WebBank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average quarterly assets (as defined). As of March 31, 2014, WebBank exceeded all the capital adequacy requirements to which it is subject.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

As of March 31, 2014, WebBank was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events, since the most recent FDIC notification, which have changed WebBank’s prompt corrective action category. To remain categorized as well-capitalized, WebBank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage capital.

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

20. COMMITMENTS AND CONTINGENCIES

Environmental Matters

As discussed in more detail below, HNH and BNS have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the HNH and BNS. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of March 31, 2014, and December 31, 2013, on a consolidated basis, the Company has accrued $4,203 and $4,603, respectively, which represents its current estimate of the probable cleanup liabilities, including remediation and legal costs. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

HNH Environmental Matters

Certain subsidiaries of H&H Group have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH had approximately $2,800 accrued related to estimated environmental remediation costs as of March 31, 2014. In addition, HNH has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Based upon information currently available, the H&H Group subsidiaries do not expect that their respective environmental costs, including the incurrence of additional fines and penalties, if any, will have a material adverse effect on them or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows of such subsidiaries or HNH, but there can be no such assurances. HNH anticipates that the H&H Group subsidiaries will pay any such amounts out of their respective working capital, although there is no assurance that they

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

will have sufficient funds to pay them. In the event that the H&H Group subsidiaries are unable to fund their liabilities, claims could be made against their respective parent companies, including H&H Group and/or HNH, for payment of such liabilities.

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

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, the NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1,000. The $1,000 was paid solely by the former owner/operator. As of March 31, 2014, over and above the $1,000, total investigation and remediation costs of approximately $3,900 and $1,300 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The final Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or HNH.

In August 2006, H&H received a notice letter from the United States Environmental Protection Agency ("EPA") formally naming H&H as a PRP at a superfund site in Massachusetts ("Superfund Site"). H&H is part of a group of thirteen other PRPs ("PRP Group") that work cooperatively regarding remediation of the Superfund Site. On June 13, 2008, H&H executed a participation agreement, consent decree and settlement trust that all of the other PRPs have signed as well. The PRP Group has both chemical and radiological PRPs. H&H is a chemical PRP, not a radiological PRP. The remediation of radiological contamination at the Superfund Site, under the direction of the Department of Energy, has been completed and a final status survey was submitted to the EPA in August 2012 and subsequently approved. The PRP Group mobilized onto the

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

site in June 2013 and performed its required cleanup obligations between June 2013 and December 2013, at which time the PRP Group demobilized from the site. Estimates for the final remediation costs were calculated, and H&H's total assessed share for the remaining remediation was $2,200, which was paid in August 2013. HNH's financial guarantee for this matter was removed following payment receipt. There is still a possibility that an additional, maximum assessment of approximately $200 may be required for the Massachusetts Department of Environmental Protection ("MADEP") and EPA oversight costs, which are currently being negotiated by the PRP Group. There can be no assurance that final resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H or HNH.

HHEM is continuing to comply with a 1987 consent order from the MADEP to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. On June 20, 2013, HHEM received the MADEP's Notice of Audit Findings and Notice of Noncompliance ("Notice"). HHEM and its consultant met with the MADEP on July 29, 2013 to resolve any differences identified in the Notice. As a result of that meeting and subsequent discussions, HHEM will conduct additional sampling, testing, site investigations and install additional off-site wells. Once the additional work is completed and assessed, HHEM will submit a follow-up response letter to the MADEP by June 30, 2014. The cost of this additional work is estimated at $200. Additional costs could result from these testing activities and final acceptance of the remediation plan by the MADEP, which cannot be reasonably estimated at this time.

BNS Sub Environmental Matters

On June 4, 2013 BNS LLC was identified by the U.S. Environmental Protection Agency (“EPA”) as a potentially responsible party (“PRP”) as an alleged waste generator that disposed of wastes at the Operable Unit Two of the Peterson/Puritan, Inc. Superfund Site which includes the J.M. Mills Landfill in Cumberland, RI. BNS LLC is currently investigating the matter. BNS LLC joined a PRP group associated with this site, and believes at this time that it has an adequate accrual associated with the matter. The accrual is part of the BNS Liquidating Trust.

On August 12, 2008, a then-subsidiary of BNS (“BNS Sub”) was identified as a PRP by the EPA as an alleged drum reconditioning customer of New England Container Corp. (“NECC”). BNS Sub is presently investigating the matter and has joined a group of other alleged NECC drum reconditioning customers. This PRP group has agreed with the EPA to perform test sampling and analysis of a targeted portion of the site. The NECC drum reconditioning PRPs have incurred and will continue to incur costs in the investigation and each PRP has been assessed a pro-rata fee for its cost share of the assessment. BNS Sub believes that it has an adequate environmental liability accrual associated with the site. The liability accrual is part of the Liquidating Trust formed by BNS.

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

BNS Litigation Matters

BNS Sub has been named as a defendant in 1,255 and 1,234 alleged asbestos-related toxic-tort claims as of March 31, 2014 and December 31, 2013, respectively. The claims were filed over a period beginning 1994 through September 30, 2013. In many cases these claims involved more than 100 defendants. Of the claims filed, 1,053 and 1,023 were dismissed, settled or granted summary judgment and closed as of March 31, 2014 and December 31, 2013, respectively. Of the claims settled, the average settlement was less than $3. There remained 202 and 211 pending asbestos claims as of March 31, 2014 and December 31, 2013, respectively. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $2,082 at March 31, 2014 and December 31, 2013 in estimated remaining self insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973 although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. In addition, there can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims, and that BNS Sub will not need to increase significantly its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of March 31, 2014 and December 31, 2013 BNS Sub has accrued $1,403 relating to the open and active claims against BNS Sub. This accrual represents the Company’s best estimate of the likely costs to defend against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded, through the retroactive billings by BNS Sub. However, there can be no assurance that BNS Sub will not need to take additional charges in connection with the defense, settlement or judgment of these existing claims or that the costs of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date relating to existing claims. These claims are now being managed by the Liquidating Trust formed by BNS.

21. SUBSEQUENT EVENTS
As previously described in Note 15 - "Capital and Accumulated Other Comprehensive Income", the Company commenced a tender offer on March 25, 2014 which expired on April 23, 2014. The modified Dutch Auction allowed SPLP's unitholders to tender their units at a price within the specified range of not less than $16.50 nor greater than $17.50 per unit. Based on the number of units tendered and the prices specified by the tendering unitholders, SPLP selected a single price per unit of $16.50 (the "Purchase Price") that enabled it to purchase $49,000 in value of its common units pursuant to the Offer. All units accepted in the Offer were purchased at the same price per unit even if a unitholder tendered at a lower price. At the Purchase Price selected by SPLP of $16.50 per unit, SPLP purchased 2,969,696 common units, which represents approximately 9.6% of its outstanding common units as of March 31, 2014. The Company funded the Offer with $1,500 cash on hand and $47,500 of borrowings under its existing credit facility with PNC (see Note 13 - "Debt and Capital Lease Obligations").

As a result of the tender offer, the capital accounts of the Company's common units were aligned with each of the previously issued Class B and Class C units (see Note 15 - "Capital and Accumulated Other Comprehensive Income" for additional information related to the previously issued Class B and Class C units). Accordingly, the outstanding Class B and Class C units were automatically converted to common units on May 1, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, unless the context otherwise requires the terms “we,” “us,” “our,” “SPLP” and the “Company” refer to Steel Partners Holdings L.P., a Delaware limited partnership.

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes contained in this Quarterly Report on Form 10-Q, along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Diversified Industrial	Energy	Financial Services	Corporate and Other
Handy & Harman Ltd. ("HNH") (1)	Steel Excel Inc. ("Steel Excel") (1)	WebBank (1)	SPH Services, Inc. ("SPH Services") (1)
SL Industries, Inc. ("SLI") (2)			DGT Holdings Corp. ("DGT") (1)
JPS Industries, Inc. ("JPS") (2)			BNS Holdings Liquidating Trust ("BNS Liquidating Trust") (1), (3)
ModusLink Global Solutions, Inc. ("MLNK") (2)
CoSine Communications, Inc. ("CoSine")(2)
SPII Liquidating Trust (2)
Other Investments (3)

(1)	Consolidated subsidiary

(2)	Equity method investment
(3) Other investments classified in Corporate and Other include various investments in available-for-sale securities in the Computer Software and Services, Aerospace/Defense, Manufacturing and Restaurant industries.

Recent Events

The Company commenced a tender offer on March 25, 2014 which expired on April 23, 2014. The modified Dutch Auction allowed SPLP's unitholders to tender their units at a price within the specified range of not less than $16.50 nor greater than $17.50 per unit. Based on the number of units tendered and the prices specified by the tendering unitholders, SPLP selected a single price per unit of $16.50 (the "Purchase Price") that enabled it to purchase $49,000 in value of its common units pursuant to the Offer. All units accepted in the Offer were purchased at the same price per unit even if a unitholder tendered at a lower price. At the Purchase Price selected by SPLP of $16.50 per unit, SPLP purchased 2,969,696 common units, which represents approximately 9.6% of its outstanding common units as of March 31, 2014.

The Company funded the Offer with $1,500 cash on hand and $47,500 of borrowings under its existing credit facility with PNC (see Note 13 - "Debt and Capital Lease Obligations" to the SPLP financial statements found elsewhere in this Form 10-Q).

CONSOLIDATED RESULTS OF OPERATIONS

The Company's consolidated operating results are summarized in the following table:

	Three Months Ended March 31,
	2014	2013
Revenues	$214,217	$183,462
Cost of goods sold	150,804	123,600
Selling, general and administrative expenses	53,675	50,239
All other (income) expenses	(2,060)	3,834
Total costs and expenses	202,419	177,673
Income from continuing operations before income taxes and equity method income (loss)	11,798	5,789
Income tax provision	2,680	648
(Loss) Income from equity method investments and investments held at fair value:
Loss of associated companies, net of taxes	(18,258)	(10,368)
(Loss) Income from other investments - related party	(2)	1,069
Loss from investments held at fair value	(2,446)	(9,278)
Net loss from continuing operations	(11,588)	(13,436)
Income from discontinued operations	42	5,424
Net loss	(11,546)	(8,012)
Net income attributable to noncontrolling interests in consolidated entities	(1,160)	(3,938)
Net loss attributable to common unitholders	$(12,706)	$(11,950)

Revenues

Revenues for the three months ended March 31, 2014 increased $30,755, or 16.8%, as compared to the same period last year due to growth from acquisitions of 17.4% and core growth of 5.0%, partially offset by a decrease of 5.7%, due to other factors, primarily precious metal prices. The acquisition growth was a result of the Wolverine Joining Technologies, LLC ("Wolverine Joining") and PAM Fastening Technology, Inc. ("PAM") acquisitions in the Diversified Industrial segment and the acquisition of Black Hawk Energy Services, Inc. ("Black Hawk") and UK Elite Soccer, Inc. ("UK Elite") in the Energy segment.

Costs and Expenses

Costs and expenses increased $24,746, or 13.9%, as compared to the same period last year. Cost of goods sold increased $27,204, or 22.0% primarily due to higher revenues in the Diversified Industrial segment. Selling, general and administrative expenses ("SG&A") expenses increased $3,436, or 6.8%, primarily due to increases in our Diversified Industrial and Energy segments principally as a result of the Wolverine, PAM and Black Hawk acquisitions, as well as additional costs due to core growth. These increases were partially offset by lower SG&A expenses in the Corporate and Other segment due lower non-cash incentive unit expense recorded in the first quarter of 2014. All other expenses decreased $5,894 in the first quarter of 2014, compared to the same period last year, primarily from lower interest expense, higher income from investment sales by Steel Excel and the non-recurrence of an impairment charge of $1,510 recorded in the first quarter of 2013.

Loss of Associated Companies

Loss of associated companies includes income or loss recognized on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee. The majority of these investments are recorded at fair value with changes in value recorded in Loss of associated companies in the Company's Consolidated Statements of Operations. The loss increased by $7,890 in the first quarter of 2014, compared to the same period last year, primarily due to a higher loss of approximately $12,000 recorded for MLNK, partially offset by the non-recurrence of an approximately $5,000 loss on Fox & Hound in the first quarter of 2013 (see Note 4 - "Investments" to the SPLP financial statements found elsewhere in this Form 10-Q for additional information).

SEGMENT RESULTS OF OPERATIONS

The following is a summary of SPLP’s consolidated operating results, classified by segment:

	Three Months Ended March 31,
	2014	2013
Revenue:
Diversified industrial	$161,847	$148,956
Energy	45,159	26,351
Financial services	6,966	6,309
Corporate	245	1,846
Total Revenue	$214,217	$183,462
Net income (loss) from continuing operations before income taxes:
Diversified industrial	$9,055	$7,828
Energy	3,393	3,692
Financial services	4,078	3,756
Corporate	(25,434)	(28,064)
Total	(8,908)	(12,788)
Income tax provision	2,680	648
Net loss from continuing operations	(11,588)	(13,436)
Income from discontinued operations	42	5,424
Net income attributable to noncontrolling interests in consolidated entities	(1,160)	(3,938)
Net loss attributable to common unitholders	(12,706)	(11,950)
Other comprehensive income	2,574	28,595
Comprehensive (loss) income attributable to common unitholders	$(10,132)	$16,645

Diversified Industrial Segment

Our Diversified Industrial segment consists of the operations of HNH, a diversified holding company that owns a variety of manufacturing operations encompassing joining materials, tubing, engineered materials, electronic materials and cutting replacement products and services businesses. In addition, the segment results include income or loss from equity method investments held by SPLP (JPS and SLI).

The following presents a summary of the Diversified Industrial segment operating results as reported in our consolidated financial statements:

	Three Months Ended March 31,
	2014	2013
Sales	$161,847	$148,956
Cost of sales	116,722	105,040
Gross profit	45,125	43,916
Selling, general and administrative expenses	35,300	32,266
Interest expense, net	1,552	3,378
Derivative activity (income) loss	(140)	439
Other expense, net	48	134
Net income from continuing operations before income taxes	8,365	7,699
Income (loss) from associated companies:
JPS	3,217	—
SLI	(2,527)	129
Total Segment Income	$9,055	$7,828

Net sales for the three months ended March 31, 2014 increased by $12,891, or 8.7% when compared to the same period in 2013. The change in net sales reflects approximately $15,000 in incremental sales associated with HNH's recent acquisitions of Wolverine Joining Technologies, LLC ("Wolverine Joining") and PAM Fastening Technology, Inc. ("PAM") and a net increase from core growth of approximately $6,700, which were partially offset by a reduction of approximately $8,800 in net sales due to lower average precious metal prices. Excluding the impact of these acquisitions, value added sales, defined as net sales less revenue from the direct purchase and resale of precious metals, increased by approximately $6,700 on higher volumes from the Arlon and Joining Materials groups, which were partially offset by lower sales volume from the Tubing group. The impact of lower average precious metal prices was approximately $8,800, principally due to silver. The average silver market price was approximately $20.46 per troy ounce in the first quarter of 2014, as compared to $29.91 per troy ounce in the same period in 2013.

Gross profit for the three months ended March 31, 2014 increased by $1,209, or 2.8%, when compared to the same period of 2013, and, as a percentage of net sales, decreased to 27.9% as compared to 29.5% in 2013. The change in gross profit reflects approximately $1,900 in incremental gross profit associated with HNH's recent acquisitions of Wolverine Joining and PAM and a net increase from core growth of approximately $600, which were partially offset by a reduction of approximately $1,000 in gross profit due to lower average precious metal prices. Higher sales volume in the Arlon group lead to the increase in gross profit from HNH's core business. The gross profit margin decrease was principally due to reduced profit generated on the material portion of products in the Joining Materials group, due primarily to lower precious metal prices and unfavorable production variances in the Tubing group due to lower sales volume.

SG&A expenses increased by $3,034, or 9.4%, for the three months ended March 31, 2014, compared to the same period of 2013. The higher SG&A expense in the first quarter of 2014 includes approximately $1,600 in total, incremental expenses from the Wolverine Joining and PAM acquisitions, as well as an increase of approximately $1,500 from HNH's core business, primarily due to increases in selling and personnel costs in the Building Materials and Kasco groups during the three months ended March 31, 2014. The lower average precious metal prices discussed above also had a negative impact on SG&A of approximately 1.1% as a percentage of net sales, as compared to the prior year.

Interest expense decreased by $1,826, or 54.1%, for the three months ended March 31, 2014, compared to the same period in 2013. Interest expense for the three months ended March 31, 2013 included a loss associated with HNH's redemption of its 10% subordinated secured notes due 2017 ("Subordinated Notes"), including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts. Interest expense was also favorably impacted by lower average interest rates in the first quarter of 2014, principally due to the redemption of the Subordinated Notes.

Derivative activity income was $140 for the three months ended March 31, 2014, compared to a loss of $439 in the same period of 2013. The gain in 2014 was attributable to HNH's commodity contracts. HNH utilizes commodity forward and futures contracts to mitigate the impact of price fluctuations on its precious metal and certain non-precious metal inventories. The factors that affect the gain or loss on these derivative instruments are changes in the price of the associated metals and the amount of ounces hedged. Of the loss in in 2013, approximately $793 was attributable to was attributable to a loss on the embedded derivative features of HNH's Subordinated Notes and related warrants, partially offset by a gain of approximately $354 which was attributable to precious metal contracts.

Income (Loss) of Associated Companies

Income (Loss) of associated companies includes income or loss recognized on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee. JPS and SLI are both accounted for at fair value with changes recorded in Income (Loss) of associated companies in the Company's Consolidated Statements of Operations. As noted in the table above, the change in Income (Loss) of associated companies within the Diversified Industrial segment was primarily due an increase in the fair value of JPS during the first quarter of 2014, partially offset by a decline in fair value of the investment in SLI. JPS was previously classified as an available-for sale security until the second quarter of 2013 (see Note 4 - "Investments" to the SPLP financial statements found elsewhere in this Form 10-Q for additional information).

Energy Segment

SPLP's Energy segment consists of its consolidated subsidiary Steel Excel. Steel Excel provides drilling and production services to the oil and gas industry. In addition, Steel Excel has a sports business ("Steel Sports"). The operations of Steel Sports are not considered material and are included in our Energy segment. The following presents a summary of the Energy segment operating results:

	Three Months Ended March 31,
	2014	2013
Net revenues	$45,159	$26,351
Cost of sales	34,023	18,352
Gross profit	11,136	7,999
Selling, general & administrative	9,937	5,995
Interest income, net	(700)	(598)
Other income, net	(2,927)	(1,090)
Net income from continuing operations before income taxes	4,826	3,692
Loss from associated companies	(1,433)	—
Total segment income	$3,393	$3,692

For the three months ended March 31, 2014, net revenues increased $18,808, or 71.4% when compared to the same period of 2013. The increase was due to $16,400 in revenues from Black Hawk, which was acquired in December 2013, and an increase in revenues of $1,500 in other energy operations due to increased rig utilization in the period. Net revenues from Steel Excel's sports businesses increased by $900 primarily as a result of $500 in revenues from UK Elite, which was acquired in June 2013, and an increase in revenues of $300 in baseball operations from the recently completed indoor facility.

Gross profit for the three months ended March 31, 2014, increased by $3,137, or 39.2% as compared to the same period of 2013, and as a percentage of revenue declined to 24.7% from 30.4%. Gross profit from energy businesses increased by $3,200 and as a percentage of revenue declined to 24.3% in the first quarter of 2014 from 28.8% in the comparable 2013 period. The gross profit increase was as a result of $4,100 in gross profit from Black Hawk. This increase was partially offset in by a decrease in gross profit of $900 in other energy operations due primarily to a decline in average revenue per rig hour, increased rig staffing and related costs, and additional costs incurred because of adverse weather conditions. Gross profit from sports businesses in the 2014 period was comparable to that in the 2013 period as increased gross profit in the segment's baseball operation resulting from the recently completed indoor facility was offset by expected seasonal winter losses at UK Elite.

Selling, general and administrative expenses for the three months ended March 31, 2014 increased by $3,942 as compared to the same period of 2013 primarily as a result of costs incurred at Black Hawk and UK Elite, both of which were acquired subsequent to the first quarter of 2013.

Interest income, net of $700 in the three months ended March 31, 2014 increased by $102 as compared to the same period in 2013 primarily as a result of increased interest income of $800 from Steel Excel investing in higher yield money market funds and corporate obligations in the 2014 period, partially offset by an increase in interest expense of $700 primarily associated with the borrowings under the Steel Excel's credit agreement (see Note 13 - "Debt and Capital Lease Obligations").

Other income, net of $2,927 in the three months ended March 31, 2014 primarily represented realized gains on the sale of marketable securities.

Financial Services Segment

The Financial Services segment primarily consists of our wholly owned subsidiary, WebFinancial Holding Corporation, which conducts financial operations through its wholly-owned subsidiary, WebBank. WebBank operates in niche banking markets and provides commercial and consumer loans and services. WebBank’s deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the current limits, and the bank is examined and regulated by the FDIC and State of Utah Department of Financial Institutions.

The following presents a summary of the Financial Services segment operating results as reported in our consolidated financial statements:

	Three Months Ended March 31,
	2014	2013
Revenue:
Interest income (including fees)	$3,771	$4,505
Non-interest income	3,195	1,804
	6,966	6,309
Costs and expenses:
Selling, general and administrative expenses	2,842	2,457
Interest	136	149
Recovery of loan losses	(90)	(53)
	2,888	2,553
Net income from continuing operations before income taxes	$4,078	$3,756

Interest Income

Interest income decreased by $734, or 16.3%, in the three months ended March 31, 2014, compared to the same period of 2013, primarily due to the discontinuance of a lending program.

Noninterest Income

Noninterest income increased $1,391, or 77.1% for the three months ended March 31, 2014, compared to the same period of 2013 due primarily to the addition of three new contractual lending programs and increased volume in the existing contractual lending programs.

Selling General and Administrative Expenses

The increase in SG&A expenses of $385, or 15.7%, for the three months ended March 31, 2014, compared to the same period last year was due primarily to higher personnel costs.

Interest Expense

Interest expense represents interest accrued on WebBank depositor accounts. Interest expense decreased $13, or 8.7%, for the three months ended March 31, 2014, compared to the same period of 2013. The decrease was largely due to a decrease in average interest rates on the depositor accounts and changes in the depositor portfolio mix.

Recovery of Loan Losses

At March 31, 2014, WebBank had an estimated $1,701 of impaired loans (of which $1,272 is guaranteed by the USDA or SBA) and an allowance for loan losses of $409.

WebBank routinely obtains appraisals on underlying collateral of nonperforming loans and records a provision for losses if the value of the collateral declines below the value of the loans. WebBank recorded a reduction in the provision for loan losses of $89 for the three months ended March 31, 2014, compared to a reduction of $53 for the three months ended March 31, 2014.

Corporate and Other

The Corporate and Other segment consists of several consolidated subsidiaries as well as various investments and cash and cash equivalents. Corporate assets, revenues and overhead expenses are not allocated to the segments. Corporate revenues primarily consist of investment and other income, investment gains and losses and rental income. See Note 4 - "Investments" to the SPLP financial statements included elsewhere in this Form 10-Q for additional information on the equity method investments and other investments classified within this segment.
The following presents a summary of Corporate and Other segment operating results as reported in our consolidated financial statements:

	Three Months Ended March 31,
	2014	2013
Revenue:
Investment and other income	$405	$221
Net investment (losses) gains	(160)	1,625
	245	1,846
Costs and expenses:
Selling, general and administrative expenses	5,597	9,521
Interest expense	62	66
Impairment charges	—	1,510
Other expense	57	107
Total costs and expenses	5,716	11,204
Loss from continuing operations before loss from equity method investments and investments held at fair value	(5,471)	(9,358)
Equity Method Investments:
Associated Companies:
MLNK	(17,278)	(5,146)
CoSine	(126)	(112)
Fox & Hound Acquisition Corp. ("Fox & Hound")	—	(5,239)
Other	(111)	—
(Loss) Income from other investments - related party	(2)	1,069
Total loss from equity method investments	(17,517)	(9,428)
Loss from investments held at fair value	(2,446)	(9,278)
Net loss from continuing operations	$(25,434)	$(28,064)

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

Net investment losses for the three months ended March 31, 2014 were $160 compared to net investment gains of $1,625 in the same period of 2013. The results in both periods were all due to changes in value of foreign currency instruments.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of payroll, legal, accounting, audit, tax, management fee and other professional fees. SG&A expenses decreased by $3,924 or 41.2% in the three months ended March 31, 2014, compared to the same period in 2013, primarily due to lower non-cash incentive unit expense recorded in the first quarter of 2014 (see Note 15 - "Capital and Accumulated Other Comprehensive Income" to the SPLP financial statements found elsewhere in this Form 10-Q).

Interest Expense

In the ordinary course of business the Company may enter into foreign currency transactions which, in effect, in certain circumstances, may represent borrowings from the counterparty. Interest expense represents interest and other fees on such transactions.

Impairment Charges

In the three months ended March 31, 2013, the Company recorded an impairment charge of $1,510 related to its investment in a Japanese real estate partnership (see Note 4 - "Investments" to the SPLP financial statements found elsewhere in this Form 10-Q).

Equity Method Investments

Associated Companies

We record income or loss on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee. As noted in the table above, the change within the Corporate and Other segment was due to a decrease in the fair value of MLNK in the first quarter of 2014 (which is accounted for at fair value), partially offset by the non-recurring loss recorded in the first quarter of 2013 related to Fox & Hound (see Note 4 - "Investments" to the SPLP financial statements included elsewhere in this Form 10-Q for additional information).

(Loss) Income From Other Investments - Related Party

(Loss) Income from other investments - related party represents the change in fair value that we recognize on our 43.75% investment in each series of the SPII Liquidating Trust (for additional information see Note 4 - “Investments” to the SPLP financial statements found elsewhere in this Form 10-Q). The loss in the three months ended March 31, 2014 was not significant. The gain in 2013 was primarily due to the increase in fair value of the series of the Liquidating Trust which holds an interest in Steel Partners II Japan Strategic Fund.
Loss From Investments Held at Fair Value
Loss from investments held at fair value for the three months ended March 31, 2014 and 2013 includes income or loss that the Company recognizes on an available-for-sale security for which it had previously elected the fair value option and on the MLNK warrants. For additional information on both of these investments, see Note 4 - "Investments" to the SPLP financial statements found elsewhere in this Form 10-Q.
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
A tax provision of $2,680 and $648 was recorded for the three months ended March 31, 2014 and 2013, respectively.

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
Cash Flow Summary

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(18,017)	$(6,774)
Net cash used in investing activities	(25,033)	(14,281)
Net cash provided by (used in) financing activities	11,245	(8,101)
Change for the period	$(31,805)	$(29,156)

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2014 was $18,017. Net income of $11,546 was impacted by certain non-cash items, primarily a decrease of $36,667 relating to changes in certain operating assets and liabilities. Of this working capital decrease, $22,357 was from an increase in accounts receivable, $10,540 was from an increase in inventories, $1,074 was from an increase in prepaid and other assets and $3,242 was from an increase on loans held for sale. The increase in accounts receivable was primarily due to HNH which had higher net sales in the first quarter of 2014, as compared to the fourth quarter of 2013 due to year-end plant shutdowns. These working capital decreases were partially offset by an increase of $2,057 in accounts payable and accrued and other liabilities.

Net cash used in operating activities for the three months ended March 31, 2013 was $6,774. Net loss of $8,012 was partially offset by a decrease of $23,649 relating to changes in certain operating assets and liabilities. Of this working capital decrease, $4,654 was from a decrease in accounts payable and accrued and other liabilities, $19,927 was from an increase in accounts receivable, $6,528 was from an increase in inventories, partially offset by a $14,128 increase on loans held for sale. Net income was also impacted by $11,279 relating to net cash used by operating activities of discontinued operations.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 was $25,033. Significant items included net purchases of investments of $10,946, purchases of property plant and equipment of $6,544, purchases of subsidiary shares from noncontrolling interests of $3,045 and other activity of $3,000.

Net cash used in investing activities for the three months ended March 31, 2013 was $14,281. Significant items included investments in associated companies of $30,816, which primarily relates to our investment in ModusLink, a net increase in loans and other receivables of $26,993 and purchases of purchases of property plant and equipment of $5,099. The net increase in loans and other receivables was primarily due to an increase of approximately $25,000 related to a receivable for the redemption of the HNH 10% Subordinated Notes that were held by SPLP (see Note 13 - "Debt and Capital Lease Obligations" to the SPLP financial statements found elsewhere in this Form 10-Q). SPLP received the cash from the note redemption on April 25, 2013. These decreases in cash flows from investing activities were partially offset by increases due to proceeds from the sales of discontinued operations of $32,331 and net proceeds from investment sales and maturities of $14,138.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 was $11,245. This was due primarily to proceeds received from revolver borrowings of $19,800, proceeds from term loans of $1,720, net change in overdrafts of $2,672 and a net increase in deposits of $1,497. These cash inflows were partially offset by repayments of term loans of $6,509, subsidiary's purchases of the Company's common units of $5,252, subsidiary repurchases of their common stock of $1,410 and the Company's purchases of its treasury units of $470.

Net cash used in financing activities for the three months ended March 31, 2013 was $8,101. This was due primarily to repayments of term loans of $15,263, lower bank deposits held by WebBank of $895, repurchases of subordinated notes of $11,323 and subsidiary's purchases of the Company's common units of $6,440, partially offset by net revolver borrowings of $22,000 and a net change in overdrafts of $2,822.

LIQUIDITY AND CAPITAL RESOURCES

Holding Company

SPLP (excluding its operating subsidiaries, the “Holding Company”) is a global diversified holding company whose assets principally consist of the stock of its direct subsidiaries, cash and cash equivalents and other non-controlling investments in debt and equity securities. Its principal potential sources of funds are available cash resources, investments, borrowings, public and private capital market transactions, repayment of subsidiary advances, distributions or dividends from subsidiaries, as well as dispositions of existing businesses and investments. The Holding Company’s investments are subject to changes that may result in amounts realized from any future sales that are at times significantly different from the value we are reporting at March 31, 2014. These investments, including those accounted for under the equity method, can be impacted by market conditions, changes in the specific business environments of our investees or by the underlying performance of these businesses.

In addition to cash and cash equivalents, the Holding Company considers investments at fair value included in its consolidated balance sheet as being generally available to meet its liquidity needs. Investments at fair value are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a reasonable period of time. As of March 31, 2014, the Holding Company had cash and cash equivalents of approximately $26,000 and investments of approximately $239,000. The Holding Company had $25,285 of restricted cash, which serves as collateral with respect to foreign currency financial instruments. The Holding Company is not able to use these funds for other purposes, and the Holding Company does not consider this amount to be available to meet its liquidity needs.

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

The Holding Company and its operating businesses may use their available liquidity to make acquisitions of new businesses and other investments, but the timing and cost of any future investments cannot be predicted. The Company may seek external debt or equity financing and will rely on its existing liquidity to fund corporate overhead expenses and new acquisition opportunities. It may also dispose of existing businesses and investments. At March 31, 2014, the Holding Company and its consolidated subsidiaries had, in the aggregate, cash and cash equivalents of $172,153 available for operations in the ordinary course of business and for the acquisition of interests in businesses.

On October 23, 2013 the Company entered into a Credit Agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC"), as administrative agent for the lenders thereunder. The Credit Facility provides for a revolving credit facility with borrowing availability of up to $50,000 which the Company may use for its working capital and investment needs and for the reimbursement of letters of credit. Amounts outstanding under the Credit Facility bear interest at LIBOR plus 1.00%, and are collateralized by first priority security interests of certain of the Company's deposit accounts and publicly traded securities. The Credit Facility contains customary affirmative and negative covenants, including a minimum cash balance covenant, and customary events of default. All amounts outstanding under the Credit Facility are due and payable in full on October 23, 2016. In April 2014, the Company borrowed approximately $47,500 under the Credit Facility in connection with a tender offer for its common units (see Note 21 - "Subsequent Events" to the SPLP financial statements found elsewhere in this

Form 10-Q for additional information).

Discussion of Segment Liquidity and Capital Resources

HNH

As of March 31, 2014, HNH’s current assets totaled $213,347, its current liabilities totaled $85,424, and its working capital was $127,923, as compared to working capital of $104,107 as of December 31, 2013. HNH's cash used in operations was $18,673 in the three months ended March 31, 2014 compared to $18,957 in the 2013 period. SPLP's consolidated financial statements reflect pre-tax income from continuing operations of $8,365 relating to HNH for the three months ended March 31, 2014.

HNH's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, the parent company, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan. HNH does not expect these restrictions to have an impact on HNH's ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Corporation Pension Plan and paying HNH's administrative costs. HNH expects to have required minimum contributions to the WHX Corporation Pension Plan of $21,200 for the remainder of 2014, and $21,400, $16,800, $15,500, $13,700 and $27,200 in 2015, 2016, 2017, 2018, and for the five years thereafter, respectively. Such required contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

HNH believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. As of March 31, 2014, H&H Group's availability under its senior revolving credit facility was $36,200. HNH's ability to satisfy its debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets in which it operates, as well as financial, business and other factors, some of which are beyond its control. The ability of H&H Group to draw on its senior secured revolving credit facility is limited by a borrowing base of accounts receivable and inventory. In addition, the senior secured credit facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants. There can be no assurances that H&H Group will continue to have access to its lines of credit if its financial performance does not satisfy the relevant borrowing base criteria and financial covenants set forth in the financing agreement. If H&H Group does not meet certain of its financial covenants or satisfy its borrowing base criteria, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

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

DGT

At January 31, 2014, its most recent fiscal period, DGT had approximately $2,000 in cash and cash equivalents and approximately $50,000 of investments.

DGT's operations currently consist of a real estate business from rental buildings retained from the sale of its Power Conversion business on August 16, 2012 and the sale of its Medical Systems Group on November 3, 2011. Continuing operations consist of the real estate business, investments, and general and administrative expenses.

Steel Excel

As of March 31, 2014, Steel Excel's working capital was approximately $257,000. Steel Excel's principal source of liquidity is cash, cash equivalents and marketable securities on hand.

At March 31, 2014, Steel Excel had approximately $259,000 in cash, cash equivalents and marketable securities. The marketable securities included short-term deposits, corporate debt and equity instruments, United States government securities, and securities of government agencies. In the future, Steel Excel may make additional acquisitions of businesses, and may use a significant portion of its available cash balances for such acquisitions or for working capital needs thereafter.

Steel Excel's credit agreement (the “Amended Credit Agreement”) with Wells Fargo Bank National Association, RBS Citizens, N.A., and Comerica Bank provided for a borrowing capacity of $105,000 consisting of a $95,000 secured term loan (the “Term Loan”) and up to $10,000 in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. Borrowings under the Amended Credit Agreement, which totaled $89,200 at March 31, 2014, are collateralized by substantially all the assets of Steel Energy and its wholly-owned subsidiaries Sun Well Service, Inc. (“Sun Well”), Rogue Pressure Services, LLC (“Rogue”), and Black Hawk, and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk. Steel Excel was in compliance with all financial covenants as of March 31, 2014.

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

WebBank

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations such as certificate of deposit maturities and to fund customer credit needs. WebBank had $90,884 and $90,452 in cash and cash equivalents at March 31, 2014 and December 31, 2013, respectively. WebBank had $13,400 in lines of credit from its correspondent banks at March 31, 2014 and December 31, 2013 and had $33,175 and $29,055 available from the Federal Reserve discount window at March 31, 2014 and December 31, 2013, respectively. WebBank had a total of $137,459 and $132,907 in cash, lines of credit, and access to the Federal Reserve Bank discount window at March 31, 2014 and December 31, 2013, respectively, which represents approximately 78% and 77%, respectively, of WebBank's total assets.
Contractual Commitments and Contingencies

There were no material changes in the Company's contractual obligations at March 31, 2014, as compared to those reported in the Company's annual report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Risk

We have off-balance sheet risk related to certain financial instruments, including futures and undisbursed loan commitments. For additional information regarding these arrangements, refer to Note 6 - “Financial Instruments,” to the SPLP financial statements contained elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2014 compared to those reported in our 2013 Form 10-K.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act the Company conducted an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2014 the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business.  For further information regarding our legal proceedings, see our Legal Proceedings set forth in Note 20 - “Commitments and Contingencies,” to the SPLP consolidated financial statements included in Part I of this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

On December 24, 2013, the Board of Directors of the general partner of the Company approved the repurchase of up to an aggregate of $5,000 of the Company's common units (the “Repurchase Program”). Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company has entered into a Stock Purchase Plan which expired on March 26, 2014. The Repurchase Program has no termination date.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2014 through January 31, 2014	15,168	$17.35	15,168	$4,631
February 1, 2014 through February 28, 2014	8,364	$16.15	8,364	$4,496
March 1, 2014 through March 31, 2014	4,452	$16.03	4,452	$4,425
	27,984		27,984
(1) The units were purchased by the Company under the aforementioned Repurchase Program.

Item 6. Exhibits

Exhibit No.	Description

Exhibit 2.1	Asset Purchase Agreement between F&H Acquisition Corp. and Cerberus Business Finance, LLC (incorporated by reference to Exhibit 2.1 to Current Report on 8-K, filed March 14, 2014).

Exhibit 10.1
Amended and Restated Management Services Agreement between SP Corporate Services LLC and Steel Excel Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed January 14, 2014).

Exhibit 10.2
Amendment No. 1 to Amended and Restated Management Services Agreement. between SP Corporate Services LLC and Steel Excel Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed January 14, 2014).

Exhibit 10.3
Amendment No. 2 to Amended and Restated Management Services Agreement. between SP Corporate Services LLC and Steel Excel Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed January 14, 2014).

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

Dated:	May 9, 2014	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ James F. McCabe, Jr.
James F. McCabe, Jr.
Chief Financial Officer
(Principal Accounting Officer)