Form 10-Q
period 2014-06-30
STEEL PARTNERS HOLDINGS L.P.
filed 2014-08-07
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

Commission File Number: 001-35493

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

The number of shares outstanding of the Registrant’s common units as of August 4, 2014 was 27,822,050.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(unaudited)
(in thousands, except common units)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$169,505	$203,980
Restricted cash	46,011	26,340
Marketable securities	157,263	178,485
Trade and other receivables (net of allowance for doubtful accounts of $2,382 in 2014 and $1,981 in 2013)	139,896	102,864
Receivable from related parties	791	1,050
Loans receivable, net	33,725	26,360
Inventories, net	84,603	66,639
Deferred tax assets - current	21,896	21,722
Prepaid and other current assets	18,361	16,666
Assets of discontinued operations	4,416	4,406
Total current assets	676,467	648,512
Long-term loans receivable, net	48,543	49,956
Goodwill	95,228	95,156
Intangible assets, net	140,020	146,427
Deferred tax assets - non-current	30,670	33,096
Other non-current assets	45,350	43,013
Property, plant and equipment, net	213,732	210,657
Long-term investments	305,628	295,440
Total Assets	$1,555,638	$1,522,257

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets (continued)
(unaudited)
(in thousands, except common units)

	June 30, 2014	December 31, 2013
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$58,790	$39,524
Accrued liabilities	56,400	45,329
Financial instruments	46,011	25,090
Deposits	79,560	87,319
Payable to related parties	967	2,572
Short-term debt	632	650
Current portion of long-term debt	27,595	26,033
Deferred tax liabilities - current	3,168	3,045
Other current liabilities	5,263	4,586
Liabilities of discontinued operations	1,000	1,138
Total current liabilities	279,386	235,286
Long-term deposits	40,428	30,887
Long-term debt	261,684	223,355
Accrued pension liability	136,080	143,705
Deferred tax liabilities - non-current	5,094	3,218
Other liabilities	13,141	13,146
Total Liabilities	735,813	649,597
Commitments and Contingencies	—	—
Capital:
Partners’ capital common units: 27,822,050 and 31,129,065 issued and outstanding (after deducting 8,680,256 and 5,373,241 held in treasury, at cost of $133,699 and $78,977) at June 30, 2014 and December 31, 2013, respectively	518,171	574,998
Accumulated other comprehensive income	50,925	41,584
Total Partners’ Capital	569,096	616,582
Noncontrolling interests in consolidated entities	250,729	256,078
Total Capital	819,825	872,660
Total Liabilities and Capital	$1,555,638	$1,522,257

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Diversified industrial net sales	$195,492	$182,085	$357,339	$331,041
Energy net sales	51,924	28,762	97,083	55,113
Financial services revenue	8,023	7,271	14,989	13,580
Investment and other income	141	208	546	429
Net investment (losses) gains	(631)	156	(791)	1,781
Total revenue	254,949	218,482	469,166	401,944
Costs and expenses
Cost of goods sold	174,639	151,810	325,443	275,410
Selling, general and administrative expenses	51,016	50,342	104,691	100,581
Impairment charges	—	—	—	1,510
Finance interest expense	191	177	362	360
(Recovery of) provision for loan losses	(64)	23	(154)	(30)
Interest expense, net	1,245	504	2,125	3,316
Realized and unrealized loss (gain) on derivatives	606	(1,492)	466	(1,053)
Other (income) expense, net	(642)	1,269	(3,523)	212
Total costs and expenses	226,991	202,633	429,410	380,306
Income from continuing operations before income taxes and equity method income (loss)	27,958	15,849	39,756	21,638
Income tax provision	9,719	8,062	12,399	8,710
Income (Loss) from equity method investments and investments held at fair value:
Income (Loss) of associated companies, net of taxes	2,275	13,381	(15,983)	3,013
Income (Loss) from other investments - related party	1,475	(1,227)	1,473	(158)
(Loss) Income from investments held at fair value	(792)	4,388	(3,238)	(4,890)
Net income from continuing operations	21,197	24,329	9,609	10,893
Discontinued operations:
Loss from discontinued operations, net of taxes	—	(1,140)	—	(1,589)
(Loss) Gain on sale of discontinued operations, net of taxes	—	(1,442)	42	4,431
Net (loss) income from discontinued operations	—	(2,582)	42	2,842
Net income	21,197	21,747	9,651	13,735
Net (income) loss attributable to noncontrolling interests in consolidated entities:
Continuing operations	(11,402)	(7,079)	(12,540)	(8,345)
Discontinued operations	—	1,429	(22)	(1,243)
	(11,402)	(5,650)	(12,562)	(9,588)
Net income (loss) attributable to common unitholders	$9,795	$16,097	$(2,911)	$4,147
Net income (loss) per common unit - basic
Net income (loss) from continuing operations	$0.34	$0.57	$(0.10)	$0.08
Net (loss) income from discontinued operations	—	(0.04)	—	0.06
Net income (loss) attributable to common unitholders	$0.34	$0.53	$(0.10)	$0.14
Net income (loss) per common unit - diluted
Net income (loss) from continuing operations	$0.34	$0.57	$(0.10)	$0.08
Net (loss) income from discontinued operations	—	(0.04)	—	0.06
Net income (loss) attributable to common unitholders	$0.34	$0.53	$(0.10)	$0.14
Weighted average number of common units outstanding - basic	28,739,858	30,128,047	29,765,843	30,194,928
Weighted average number of common units outstanding - diluted	28,775,440	30,128,047	29,765,843	30,194,928

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$21,197	$21,747	$9,651	$13,735
Other comprehensive income (loss), net of tax:
Unrealized gain on available for sale securities, net of tax (a)	7,785	14,208	13,564	46,586
Reclassification of realized (gains) and losses, net of tax (b)	(396)	(10,276)	(1,664)	(10,465)
	7,389	3,932	11,900	36,121
Currency translation adjustment	229	(107)	(23)	(720)
Change in post-retirement benefit obligation, net of tax (c)	—	869	—	869
Other comprehensive income	7,618	4,694	11,877	36,270
Comprehensive income	28,815	26,441	21,528	50,005
Comprehensive income attributable to non-controlling interests	(12,254)	(6,334)	(15,099)	(13,253)
Comprehensive income attributable to common unit holders	$16,561	$20,107	$6,429	$36,752

(a) Includes a net tax provision of $1,271 and a net tax benefit of $126 for the three months ended June 30, 2014 and 2013, respectively, and includes a net tax provision of $4,035 and $5,145 for the six months ended June 30, 2014 and 2013, respectively.
(b) Includes a net tax benefit of $196 and a net tax provision of $474 for the three months ended June 30, 2014 and 2013, respectively, and a net tax benefit of $862 and $1,889 for the six months ended June 30, 2014 and 2013, respectively.
(c) Includes a net tax provision of $580 for the three and six months ended June 30, 2013.

(d)
For the three months ended June 30, 2014 unrealized holding gains of $309 were reclassified to Other (income) expense, net and unrealized holding gains of $87 were reclassified to Net investment (losses) gains, respectively.

For the three months ended June 30, 2013 reclassifications were: 1) Unrealized holding gains of $13,226 to Income (Loss) of associated companies, net of taxes; 2) Unrealized holding gains of $4 to Net investment (losses) gains and; 3) Unrealized holding losses of $2,954 to Other (income) expense, net.
For the six months ended June 30, 2014, unrealized holding gains of $1,577 and $87 were reclassified to Other (income) expense, net and Net investment (losses) gains, respectively.
For the six months ended June 30, 2013, unrealized holding gains of $10,432, $29 and $4 were reclassified to Income (Loss) of associated companies, net of taxes, Other (income) expense, net and Net investment (losses) gains, respectively.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$9,651	$13,735
Adjustments to reconcile net income to net cash used in operating activities:
Net investment loss (gains)	791	(1,781)
Recovery of loan losses	(154)	(30)
Loss (income) of associated companies	15,983	(3,013)
(Income) Loss from other investments - related party	(1,473)	158
Loss from investments held at fair value	3,238	4,890
Gain on sale of discontinued operations	(42)	(4,431)
Deferred income taxes	5,136	9,290
Non-cash interest and dividend income	—	790
Non-cash income from derivatives	(89)	—
Depreciation and amortization	21,345	17,212
Loss on early retirement of debt	—	1,319
Amortization of debt related costs	414	457
Reclassification of net cash settlements on derivative instruments	554	(1,843)
Stock based compensation	4,343	11,154
Impairment charges	—	1,510
Other	(3,881)	(3,258)
Net change in operating assets and liabilities:
Receivables	(37,428)	(24,649)
Receivables from related parties	258	186
Inventories	(18,015)	(1,003)
Prepaid and other assets	(1,314)	(8,525)
Accounts payable, accrued and other liabilities	10,830	(831)
Payable to related parties	(1,965)	(65)
Net (increase) decrease in loans held for sale	(7,587)	10,937
Net cash used in operating activities of discontinued operations	(147)	(5,340)
Net cash provided by operating activities	448	16,869
Cash flows from investing activities:
Purchases of investments	(73,658)	(134,295)
Proceeds from sales of investments	97,736	68,003
Maturities of marketable securities	4,624	122,285
Net decrease (increase) in loans and other receivables	298	(10,313)
Purchases of property and equipment	(17,392)	(10,473)
Reclassification of restricted cash	(20,921)	423
Net cash settlements on derivative instruments	(554)	1,843
Proceeds from sale of assets	1,976	138
Acquisitions, net of cash acquired	(517)	(60,639)
Purchase of subsidiary shares from noncontrolling interests	(3,045)	(869)
Investments in associated companies	(144)	(31,127)
Proceeds from sales of discontinued operations	—	41,872
Net cash used in investing activities of discontinued operations	—	(257)
Other	(3,000)	522
Net cash used in investing activities	(14,597)	(12,887)

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows (continued)
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from financing activities:
Proceeds from term loans	4,500	10,000
Repurchases of Subordinated Notes	—	(11,323)
Net revolver borrowings	46,932	53,800
Net borrowings of term loans – foreign	1,818	(1,739)
Repayments of term loans	(13,016)	(19,812)
Subsidiary's purchases of the Company's common units	(5,252)	(8,366)
Purchases of treasury units	(49,470)	—
Subsidiary purchases of their common stock	(10,274)	(20,724)
Deferred finance charges	(88)	(349)
Net change in overdrafts	1,912	1,341
Net increase (decrease) in deposits	1,782	(265)
Other	776	(617)
Net cash (used in) provided by financing activities	(20,380)	1,946
Net change for the period	(34,529)	5,928
Effect of exchange rate changes on cash and cash equivalents	54	(103)
Cash and cash equivalents at beginning of period	203,980	198,027
Cash and cash equivalents at end of period	$169,505	$203,852
Cash paid during the period for:
Interest	$5,738	$6,193
Taxes	$6,517	$9,638
Non-cash investing activities:
Net (increase) decrease in restricted cash from purchase of foreign currency financial instruments	$(911)	$1,601
Non-cash financing activities:
Reclassification of available-for-sale securities to equity method investment	$27,647	$—
Securities received in exchange for financial instrument obligations	$19,341	$—
Repurchase of common stock by subsidiary not paid	$(10,023)	$—
Contribution of advances by non-controlling interest of subsidiary	$268	$—
Subsidiary restricted stock awards surrendered to satisfy tax withholding upon vesting	$14	$—

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statement of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unit Holders
	Common	Treasury Units		Partners’	Accumulated Other Comprehensive	Total Partners'	Non-controlling interests in Consolidated	Total
	Units	Units	Dollars	Capital	Income	Capital	Entities	Capital
Balance at December 31, 2013	36,502,306	(5,373,241)	$(78,977)	$574,998	$41,584	$616,582	$256,078	$872,660
Net (loss) income				(2,911)		(2,911)	12,562	9,651
Unrealized gain on available-for-sale investments					9,332	9,332	2,568	11,900
Currency translation adjustment					9	9	(32)	(23)
Vesting of restricted units	—			198		198	—	198
Equity compensation- subsidiaries				1,744		1,744	1,374	3,118
Subsidiary's purchases of the Company's common units		(309,335)	(5,252)	(5,252)		(5,252)	—	(5,252)
Purchases of treasury units		(2,997,680)	(49,470)	(49,470)		(49,470)	—	(49,470)
Subsidiary purchases of their common stock				(2,150)		(2,150)	(18,147)	(20,297)
Purchases of subsidiary shares from noncontrolling interests				958		958	(4,003)	(3,045)
Other, net				56		56	329	385
Balance at June 30, 2014	36,502,306	(8,680,256)	$(133,699)	$518,171	$50,925	$569,096	$250,729	$819,825

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
SPLP operates through its Diversified Industrial, Energy, Financial Services, and Corporate and Other segments, which are managed separately and offer different products and services. For additional details related to the Company's reportable segments see Note 17 – "Segment Information."
Steel Partners Holdings GP Inc. (“SPH GP”), a Delaware corporation, is the general partner of SPLP and is wholly-owned by SPLP. The Company is managed by SP General Services LLC (the “Manager”), pursuant to the terms of an amended and restated management agreement (the “Management Agreement”) discussed in further detail in Note 12 – "Related Party Transactions".
Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority or wholly-owned subsidiaries, which include the following:

	Ownership as of
	June 30, 2014	December 31, 2013
BNS Liquidating Trust ("BNS Liquidating Trust")	84.9%	84.9%
DGT Holdings Corp. ("DGT") (a)	82.7%	76.7%
Handy & Harman Ltd. ("HNH")	55.7%	54.9%
SPH Services, Inc. ("SPH Services")	100.0%	100.0%
Steel Excel Inc. ("Steel Excel")	57.3%	55.1%
WebFinancial Holding Corporation ("WebFinancial")	100.0%	100.0%
(a) DGT’s financial statements are recorded on a two-month lag, and as a result, the Company's Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the three and six months ended June 30, 2014 includes DGT’s activity as of and for its three and six months ended April 30, 2014.

Acquired companies are presented from their dates of acquisition (see Note 2 – “Acquisitions”). Significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for businesses that have been disposed of are removed from the results of the Company's continuing operations and classified as discontinued operations for each period presented in the Company's consolidated income statement. Similarly, the assets and liabilities of such businesses are reclassified from continuing operations and presented as discontinued operations for each period presented in the Company's Consolidated Balance Sheets. Businesses are reported as discontinued operations when the Company no longer has continuing involvement in their operations and no longer has significant continuing cash flows from their operation (see Note 3 – "Discontinued Operations" for additional information).
Certain other prior period amounts have been reclassified to conform to the 2014 presentation.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on an organization's operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The ASU is effective for fiscal years beginning after December 15, 2014, with early adoption allowed.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five step process to achieve this core principle. The ASU is effective for the Company's 2017 fiscal year and may be applied either (i) retrospectively to each prior reporting period presented with an election for certain specified practical expedients, or (ii) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application, with additional disclosure requirements. The Company is evaluating the potential impact of this new guidance, but does not currently anticipate that the application of ASU No. 2014-09 will have a significant effect on its financial condition, results of operations or its cash flows. We have not yet determined the method by which we will adopt the standard in 2017.

2. ACQUISITIONS

There were no significant acquisitions in the first six months of 2014.
2013 Acquisitions
HNH - Wolverine Joining Technologies, LLC

On April 16, 2013, HNH and its indirect subsidiary, Lucas-Milhaupt Warwick LLC (collectively, the "Buyer"), entered into an asset purchase agreement ("Purchase Agreement") with Wolverine Tube, Inc. ("Wolverine") and its subsidiary, Wolverine Joining Technologies, LLC ("Wolverine Joining" and, together with Wolverine, "Seller"), pursuant to which the Buyer agreed to purchase substantially all of the assets of the Seller used in the business of Wolverine Joining, consisting of assets used for the development, manufacturing and sale of brazing, flux and soldering products, and the alloys for electrical, catalyst and other industrial specialties, other than certain leased real property, and to assume certain liabilities related to such business. By acquiring Wolverine Joining, HNH increased its capacity to produce brazing filler metals and fluxes, and broadened its platform for continued global expansion. The purchase price for the acquisition was approximately $59,700, reflecting a final working capital adjustment and certain other reductions totaling approximately $300 as provided in the Purchase Agreement. The closing of this transaction occurred on April 26, 2013. Funding of the purchase price for the acquisition was from cash on hand and borrowings under HNH's senior secured credit facility, which was amended in connection with the acquisition as discussed in Note 13 – "Debt and Capital Lease Obligations."

In connection with the acquisition of Wolverine Joining, HNH incurred employee termination charges totaling approximately $400 associated with HNH's integration activities which were primarily recorded and paid in fiscal 2013 and reflected in Selling, general and administrative expenses. The following table summarizes the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

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

HNH - PAM Fastening Technology, Inc.

On November 7, 2013, HNH, through its indirect subsidiary, OMG, Inc., acquired 100% of the stock of PAM Fastening Technology, Inc. ("PAM") for a cash purchase price of $9,200, net of cash acquired. PAM is a distributor of screw guns, collated screws and hot melt systems to the manufacturing and building industries in North America. The assets acquired and liabilities assumed included net working capital of trade receivables, inventories and trade payables; property, plant and equipment; and intangible assets, primarily trade names and customer relationships, valued at $2,500, $200 and $5,000, respectively. This acquisition provides HNH with an add on product category to its existing fastening system product line. The results of operations of the acquired business are reported within the Company's Diversified Industrial segment. In connection with the PAM acquisition, HNH has recorded goodwill totaling approximately $3,500, which is not expected to be deductible for income tax purposes, as well as deferred income tax liabilities associated with the acquired intangible assets of approximately $2,000.

Steel Excel - Black Hawk Acquisition
On December 16, 2013, Steel Excel acquired the business and substantially all of the assets of Black Hawk Energy Services, Inc. (“Black Hawk Inc.”), a provider of drilling and production services to the oil and gas industry, for approximately $60,800 in cash, subject to a post-closing working capital adjustment. The fair values recognized in 2013 in connection with this transaction were provisional pending Steel Excel's continued evaluation, including assessing any identifiable intangible assets acquired, and completing a valuation of the tangible and intangible assets. During 2014, Steel Excel recorded adjustments to the initial fair value estimates based on Steel Excel's continued assessment of the fair values of the assets and liabilities acquired, including a preliminary valuation. The following table summarizes the provisional fair values previously reported, the measurement period adjustments recognized in 2014, and the revised fair values of the assets and liabilities acquired.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

	Previously Reported	Measurement period adjustments	Revised
Accounts receivable	$9,663	$451	$10,114
Prepaid expenses and other current assets	208	111	319
Property and equipment	30,581	(493)	30,088
Intangible assets	—	12,210	12,210
Accounts payable	(1,333)	(251)	(1,584)
Accrued expenses	(1,756)	(416)	(2,172)
Total net identifiable assets	37,363	11,612	48,975
Goodwill	23,400	(11,612)	11,788
Net assets acquired	$60,763	$—	$60,763

The intangible assets acquired represented customer relationships, a trade name, and a non-compete arrangement with estimated fair values of $11,300, $800, and $100, respectively. The intangible assets are being amortized over five-year periods. The revised amounts are subject to further revision pending Steel Excel's continued assessment of the fair values of the assets and liabilities acquired, including completion of the valuation and the post-closing working capital adjustment. The Company's Consolidated Balance Sheet at December 31, 2013, has been revised to reflect the measurement period adjustments as if they had been recognized at the acquisition date. The measurement period adjustments did not have a material effect on the Company's Consolidated Statements of Operations for the year ended December 31, 2013.

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

Pro Forma Results

The following unaudited pro forma results of operations for the six months ended June 30, 2013 assumes that the acquisitions of Wolverine and the assets of Black Hawk Inc. were made at the beginning of 2012. This unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisition had actually occurred at the beginning of 2012, or of the results that may be reported in the future. The 2013 supplemental pro forma earnings were adjusted to exclude $500 of acquisition-related costs incurred in 2013 and $500 of nonrecurring expense related to the fair value adjustment to acquisition-date inventories.

Six Months Ended June 30,
2013
Revenue	$386,017
Net income attributable to common unitholders	6,701
Net income per common unit – basic and diluted	0.22

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

3. DISCONTINUED OPERATIONS

Assets and Liabilities of discontinued operations at June 30, 2014 and December 31, 2013 include certain assets and liabilities relating to HNH's discontinued operations, a sports business owned by Steel Excel and a building owned by DGT, which is held for sale.

	June 30, 2014	December 31, 2013
Assets of discontinued operations:
Other current assets	$669	$618
Property, plant and equipment, net	3,724	3,724
Other assets	23	64
Total assets	$4,416	$4,406
Liabilities of discontinued operations:
Trade payables and accrued liabilities	$1,000	$1,138
Total liabilities	$1,000	$1,138

Summary results for our discontinued operations included in the Company's Consolidated Statements of Operations are detailed in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$—	$9,244	$—	$20,425
Net loss	—	(1,140)	—	(1,589)
Loss after taxes and noncontrolling interests	—	(360)	(3)	(820)
(Loss) Gain on sale of discontinued operations after taxes and noncontrolling interests	—	(792)	23	2,421

    Continental Industries

In January 2013, HNH divested substantially all of the assets and existing operations of its Continental business unit, a wholly owned subsidiary of Handy & Harman ("H&H"), for a cash sales price totaling approximately $37,400 less transaction fees, reflecting a working capital adjustment of approximately $100 paid in the third quarter of 2013. Proceeds of $3,700 were held in escrow as of June 30, 2014 pending resolution of certain indemnification provisions contained in the sales agreement and are included in Trade and other receivables in the Company's Consolidated Balance Sheets. This escrow balance was released and received in July 2014. Continental Industries manufactures plastic and steel fittings and connectors for natural gas, propane and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection and lightning protection. It was part of SPLP's Diversified Industrial reporting segment.

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

Indiana Tube Mexico

In July 2013, HNH divested substantially all of the equipment owned or utilized by ITM for the manufacture of refrigeration condensers for a cash sales price totaling $3,700, less transaction fees. ITM's operations were part of SPLP's Diversified Industrial reporting segment.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

4. INVESTMENTS

A) Short-Term Investments

Marketable Securities

The Company's short-term investments primarily consist of its marketable securities portfolio held by its subsidiary, Steel Excel. These marketable securities as of June 30, 2014, and December 31, 2013, are classified as "available-for-sale" securities, with changes in fair value recognized in stockholders' equity as Other comprehensive income (loss). The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investment.

The Company's portfolio of marketable securities was as follows:

	June 30, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Available for sale securities
Short-term deposits	$74,935	$—	$—	$74,935	$60,909	$—	$—	$60,909
Mutual funds	15,722	6,012	—	21,734	15,723	5,060	—	20,783
United States government securities	—	—	—	—	50,356	23	—	50,379
Equity securities	89,716	15,611	(3,687)	101,640	69,720	10,020	(5,181)	74,559
Commercial paper	—	—	—	—	1,799	—	—	1,799
Corporate obligations	32,374	1,534	(19)	33,889	31,356	885	(276)	31,965
Total marketable securities	212,747	23,157	(3,706)	232,198	229,863	15,988	(5,457)	240,394
Amounts classified as cash equivalents	(74,935)	—	—	(74,935)	(61,909)	—	—	(61,909)
Amounts classified as marketable securities	$137,812	$23,157	$(3,706)	$157,263	$167,954	$15,988	$(5,457)	$178,485

The Company's investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As market interest rates and bond yields increase, those securities purchased with a lower yield-at-cost will be in an unrealized loss position. The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the period ended June 30, 2014 were not deemed to be other-than-temporary.

The Company sold approximately $55,200 and $95,700 of marketable securities in the three and six months ended June 30, 2014, respectively. As a result the Company recorded gross realized gains of $3,196 and gross realized losses of $1,120 for the three months ended June 30, 2014 and gross realized gains of $6,396 and gross realized losses of $1,329 for the six months ended June 30, 2014. These gains and losses are included in Other (income) expense, net on the Company's Consolidated Statements of Operations. The amortized cost and estimated fair value of investments in available-for-sale securities as of June 30, 2014, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
Mature in one year or less	$—	$—
Mature after one year through three years	229	236
Mature after three years	32,146	33,653
Total debt securities	32,375	33,889
Securities with no contractual maturities	180,372	198,309
	$212,747	$232,198

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

B) Long-Term Investments

The following table summarizes the Company's long-term investments as of June 30, 2014 and December 31, 2013. For those investments at fair value, the carrying amount of the investment equals its respective fair value.

			Investment Balance		Income (Loss) Recorded in Statement of Operations
					Three Months Ended June 30,		Six Months Ended June 30,
			June 30, 2014	December 31, 2013	2014	2013	2014	2013
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in Accumulated Other Comprehensive Income:
Equity securities - U.S. (1), (2)
Computer Software and Services			$2,172	$2,665
Aerospace/Defense			79,857	75,341
Restaurants			24,139	22,456
Other			568	558
			106,736	101,020
Fair Value Changes Recorded in Consolidated Statement of Operations:
Manufacturing (1)			30,970	30,841	$159	$4,599	$160	$(4,541)
			137,706	131,861	$159	$4,599	$160	$(4,541)
(B) EQUITY METHOD INVESTMENTS
Investments in Associated Companies:	June 30, 2014	December 31, 2013
At Cost:	Ownership
CoSine	48.3%	48.6%	5,720	5,876	$(80)	$(133)	$(206)	$(245)
Other (7)			6,241	8,339	(665)	(80)	(2,098)	(80)
At Fair Value:
ModusLink Global Solutions, Inc. ("MLNK") (1)	26.9%	27.1%	53,418	79,972	(5,182)	(1,403)	(22,460)	(6,549)
SL Industries, Inc. ("SLI") (1)	24.1%	24.1%	29,348	26,960	4,915	6,915	2,388	7,044
JPS Industries, Inc. ("JPS") (2)	39.1%	39.3%	27,146	24,129	(201)	8,158	3,016	8,158
Fox & Hound (3)	—%	50.0%	—	—	—	(76)	—	(5,315)
API Technologies Corp. ("API") (1)	20.6%	—%	31,330	—	3,539	—	3,539	—
Other (3)	43.8%	43.8%	2,080	2,243	(51)	—	(162)	—
			155,283	147,519	$2,275	$13,381	$(15,983)	$3,013
Other Investments at Fair Value - Related Party:
SPII Liquidating Trust - Series B (Barbican) (3)			—	—	$—	$(16)	$—	$(16)
SPII Liquidating Trust - Series D ( Fox & Hound) (3)			—	507	(3)	(5)	(3)	(19)
SPII Liquidating Trust - Series G (SPCA) (3), (4)			6,226	5,771	558	(799)	456	(680)
SPII Liquidating Trust - Series H (SPJSF) (3), (5)			3,979	3,950	920	(407)	1,020	591
SPII Liquidating Trust - Series I (3), (6)			—	—	—	—	—	(34)
			10,205	10,228	$1,475	$(1,227)	$1,473	$(158)
(C) OTHER INVESTMENTS
ModusLink Warrants (3)			2,434	5,832	$(951)	$(211)	$(3,398)	$(349)

Total Long-Term Investments			$305,628	$295,440

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

(1) Level 1 investment. Equity securities totaling $106,736 and $98,355 were classified as Level 1 investments as of June 30, 2014 and December 31, 2013, respectively.
(2) Level 2 investment. Equity securities totaling $0 and $2,665 were classified as Level 2 investments as of June 30, 2014 and December 31, 2013, respectively.
(3) Level 3 investment. For additional information related to the Company's Level 3 investments, see Note 5 - "Fair Value Measurements."
(4) Steel Partners China Access I L.P.
(5) Steel Partners Japan Strategic Fund, L.P.
(6) Sold in the second quarter of 2013. See Note 12 – "Related Party Transactions" for additional information.
(7) Represents Steel Excel's investments in a sports business and iGo, Inc. of 40% and 44.7%, respectively.

The following table presents activity for the available-for-sale securities presented in the table above for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in Accumulated Other Comprehensive Income:
Proceeds from sales	$468	$1,182	$468	$1,182
Gross gains from sales	$31	$96	$31	$96
Gross losses from sales	—	—	—	—
Net investment gain	$31	$96	$31	$96
Change in net unrealized holding gains (losses) included in Accumulated other comprehensive income	$5,719	$16,511	$6,240	$48,392
Reclassified out of Accumulated other comprehensive income :
Unrealized gains	$86	$13,230	$86	$13,230
Unrealized losses	—	—	—	(2,632)
Total	$86	$13,230	$86	$10,598

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

The cost basis and unrealized gains and losses related to our available-for-sale securities that are classified as long-term investments are as follows:

	June 30, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Computer Software and Services	$1,874	$298	$—	$2,172	$2,312	$353	$—	$2,665
Aerospace/Defense	11,675	68,182	—	79,857	11,675	63,666	—	75,341
Restaurants	5,974	18,165	—	24,139	5,974	16,482	—	22,456
Other	575	—	(7)	568	575	—	(17)	558
	$20,098	$86,645	$(7)	$106,736	$20,536	$80,501	$(17)	$101,020

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Fair Value Changes Recorded in Consolidated Statement of Operations
Available-for-sale securities that are classified as long-term investments also include the Company's investment in a manufacturing company. Changes in the fair value of this company are reported in the Company's Consolidated Statements of Operations as (Loss) Income from investments held at fair value.
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

Equity Method

•
CoSine is currently in the business of seeking to acquire one or more business operations. SPLP recorded $49 and $50 as its share of capital changes for the three and six months ended June 30, 2014 and $363 and $362 as its share of capital changes for the three and six months ended June 30, 2013. The aggregate market value of the Company’s interest in CoSine was $9,129 and $9,894 at June 30, 2014 and December 31, 2013, respectively.

•
Steel Excel has an investment in a sports business and in iGo, a mobile device accessories provider company. These investments are being accounted for under the traditional equity method as associated companies.

Equity Method, At Fair Value:

•
MLNK provides supply chain and logistics services to companies in consumer electronics, communications, computing, medical devices, software, luxury goods and retail. In March 2013, the Company purchased 7,500,000 shares of MLNK common stock. This investment gave the Company and its subsidiaries a combined 27.1% ownership interest in MLNK common stock.

As a result, the Company concluded that it had significant influence over the operating and financial policies of MLNK and therefore its investment is subject to the equity method of accounting. SPLP elected the fair value option to account for MLNK in order to more appropriately reflect the value of MLNK in its financial statements, and records unrealized gains and losses in earnings. Accordingly the investment, which was previously classified as an available-for-sale security, was reclassified to an associated company as of March 12, 2013. Approximately $4,800 of unrealized losses were reclassified out of Accumulated other comprehensive income and recorded in earnings for the three months ended March 31, 2013.

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

•
In May 2014, Steel Excel increased its holdings of the common stock of API Technologies Corp. (“API”) to 20.6%. API is a designer and manufacturer of high performance systems, subsystems, modules, and components. Effective as of that date the investment in API has been accounted for as an equity method investment using the fair value option. Steel Excel elected the fair value option to account for its investment in API in order to more appropriately reflect the value of API in its financial statements. Prior to such time the investment in API was accounted for as an available-for-sale security, and upon the change in classification the Company recognized a loss of approximately $600 that had previously been included as a component of Accumulated other comprehensive income.

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

	June 30, 2014	December 31, 2013
Summary of balance sheet amounts:
Current assets	$519,281	$477,886
Noncurrent assets	158,529	179,295
Total assets	$677,810	$657,181
Current liabilities	$226,819	$269,629
Noncurrent liabilities	126,022	77,260
Total liabilities	352,841	346,889
Parent equity	324,969	310,292
Total liabilities and equity	$677,810	$657,181
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Summary income statement amounts:
Revenue	$269,715	$353,939	$553,114	$679,151
Gross profit	40,714	50,792	87,789	90,737
Loss from continuing operations	(5,049)	(3,824)	(3,204)	(16,288)
Net income (loss) after noncontrolling interests	2,721	(1,358)	5,170	(14,948)
Other Investments at Fair Value - Related Party

Other investments at fair value - related party, consist of the Company’s investment in each series of the SPII Liquidating Trust (see Note 12 – “Related Party Transactions”) accounted for under the equity method. During the second quarter of 2014, the Company received approximately $500 and $1,000 in cash distributions from Trusts D and H, respectively.

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

	June 30, 2014	December 31, 2013
Summary of balance sheet amounts:
Total assets	$23,383	$23,412
Total liabilities	(172)	(34)
Net Asset Value	$23,211	$23,378

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Summary income statement amounts:
Net increase (decrease) in net assets from operations	$3,246	$(2,708)	$3,254	$(810)

(C) OTHER INVESTMENTS

In connection with the acquisition of MLNK common shares in March 2013, the Company received warrants ("ModusLink Warrants") to acquire an additional 2,000,000 shares at an exercise price of $5.00 per share. The ModusLink Warrants are accounted for as an asset at fair value with changes in fair value recognized each period in Loss from investments held at fair value in the Company's Consolidated Statements of Operations. The ModusLink Warrants have a life of 5 years and were valued using the Black-Scholes option pricing model. Assumptions used in the current valuation were as follows: 1) volatility of 53.6% 2) term of approximately 4 years 3) risk free interest rate of 1.62% based on the U.S. Treasury bill yield, and 4) an expected dividend of $0.

LIMITED PARTNERSHIP INVESTMENT AND PROMISSORY NOTE

Steel Excel also has other investments which include a $25,000 in cost-method investment in a limited partnership that co-invested with other private investment funds in a public company. Such investment had an approximate fair value of $33,000 at June 30, 2014, based on the net asset value included in the monthly statement it receives from the partnership. Steel Excel's other investments at June 30, 2014, also include investments in two venture capital funds totaling $500 and a promissory note with an amortized cost of $3,000, which is a reasonable approximation of fair value at June 30, 2014. These investments are reported as part of Other non-current assets in the Company's Consolidated Balance Sheets.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

5. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements as of June 30, 2014 and December 31, 2013 are summarized by type of inputs applicable to the fair value measurements as follows:

June 30, 2014	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$110,910	$14,547	$31,806	$157,263
Long-term investments (a)	278,948	—	14,719	293,667
Investments in certain funds	—	—	540	540
Precious metal and commodity inventories recorded at fair value	16,550	—	—	16,550
Commodity contracts on precious metal and commodity inventories	5	—	—	5
Total	$406,413	$14,547	$47,065	$468,025

Liabilities:
Financial instruments	$20,010	$26,001	$—	$46,011
Interest rate swap agreement	—	221	—	221
Total	$20,010	$26,222	$—	$46,232

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$139,786	$15,334	$23,365	$178,485
Long-term investments (a)	209,168	53,754	18,303	281,225
Investments in certain funds	—	—	844	844
Precious metal and commodity inventories recorded at fair value	14,766	—	—	14,766
Commodity contracts on precious metal and commodity inventories	1,620	—	—	1,620
Total	$365,340	$69,088	$42,512	$476,940

Liabilities:
Financial instruments	$—	$25,090	$—	$25,090
Interest rate swap agreement	—	214	—	214
Total	$—	$25,304	$—	$25,304
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

During the six months ended June 30, 2014, investments with a fair value of $58,666 were transferred from Level 2 to Level 1 based upon a change in trading volume.

The fair value of the Company's financial instruments, such as cash and cash equivalents, trade and other receivables and trade payables, approximate carrying value due to the short-term maturities of these assets and liabilities. Carrying cost approximates fair value for long-term debt which has variable interest rates.

The precious metal and commodity inventories associated with HNH's fair value hedges (see Note 6 – "Financial Instruments") are reported at fair value. Fair value of these inventories is based on quoted market prices on commodity exchanges and are considered Level 1 measurements. The derivative instruments that HNH purchases in connection with its precious metal and commodity inventories, specifically commodity futures and forwards contracts, are also valued at fair value. The futures contracts are Level 1 measurements since they are traded on a commodity exchange. The forward contracts are entered into with a counterparty and are considered Level 2 measurements.

Interest rate swap agreements associated with HNH's senior credit facility are considered Level 2 measurements as the inputs are observable at commonly quoted intervals. Prior to the redemption of the Subordinated Notes and related Warrants, the embedded derivative features of the Subordinated Notes and Warrants (see Note 13 – "Debt and Capital Lease Obligations") were valued at fair value on a recurring basis and were considered Level 3 measurements.

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Investments in Associated Companies (a)	Other Investments - Related Party (b)	ModusLink Warrants (c)	Marketable Securities and Other (d)	Total
Assets
Balance at March 31, 2013	$5,282	$12,332	$3,046	$22,746	$43,406
Additions - fair value elections in 2013	3,065	—	—	—	3,065
Purchases	311	—	—	19,432	19,743
Sales	—	(764)	—	(22,926)	(23,690)
Realized gain on sale	—	—	—	1,556	1,556
Unrealized gains	—	—	—	144	144
Unrealized losses	(76)	(1,227)	(211)	—	(1,514)
Balance at June 30, 2013	$8,582	$10,341	$2,835	$20,952	$42,710

Balance at March 31, 2014	$2,131	$10,226	$3,385	$30,391	$46,133
Purchases	—	—	—	5,239	5,239
Sales	—	(1,496)	—	(2,758)	(4,254)
Realized loss on sale	—	—	—	(129)	(129)
Unrealized gains	—	1,478	—	—	1,478
Unrealized losses	(51)	(3)	(951)	(397)	(1,402)
Balance at June 30, 2014	$2,080	$10,205	$2,434	$32,346	$47,065

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

	Long - Term Investments
	Investments in Associated Companies (a)	Other Investments - Related Party (b)	ModusLink Warrants (c)	Marketable Securities and Other (d)	Total
Assets
Balance at December 31, 2012	$10,521	$11,263	$—	$2,804	$24,588
Additions - fair value elections in 2013	3,065	—	—	—	3,065
Purchases	311	—	3,184	39,332	42,827
Sales	—	(764)	—	(22,926)	(23,690)
Realized gain on sale	—	—	—	1,556	1,556
Unrealized gains	—	592	—	186	778
Unrealized losses	(5,315)	(750)	(349)	—	(6,414)
Balance at June 30, 2013	$8,582	$10,341	$2,835	$20,952	$42,710

Balance at December 31, 2013	$2,243	$10,228	$5,832	$24,209	$42,512
Purchases	—	—	—	10,538	10,538
Sales	—	(1,496)	—	(4,732)	(6,228)
Realized loss on sale	—	—	—	(129)	(129)
Unrealized gains	—	1,476	—	2,460	3,936
Unrealized losses	(163)	(3)	(3,398)	—	(3,564)
Balance at June 30, 2014	$2,080	$10,205	$2,434	$32,346	$47,065
(a) Unrealized losses are recorded in Income (Loss) of associated companies, net of taxes in the Company's Consolidated Statements of Operations.
(b) Unrealized gains and losses are recorded in (Loss) Income from other investments-related party in the Company's Consolidated Statements of Operations.
(c) Unrealized gains and losses are recorded in (Loss) Income from investments held at fair value in the Company's Consolidated Statements of Operations.
(d) Realized gains on sale are recorded in Other (income) expense, net in the Company's Consolidated Statements of Operations.

Long-Term Investments - Valuation Techniques

The Company primarily uses three valuation methods to estimate the fair value of its Level 3 investments. The Company estimated the value of its investments in associated companies primarily using a discounted cash flow method adjusted for additional information related to debt covenants, solvency issues, etc. The Company estimates the value of Other investments - related party, which represents its interest in the SPII Liquidating Trust, based on the net asset value of each series of the Trust. The ModusLink Warrants are valued using the Black-Scholes option pricing model (for additional information see Note 4 – "Investments").

Level 3 Liabilities

During the six months ended June 30, 2013, the Company recognized a $184 decrease in fair value for the derivative features of the HNH Subordinated notes. As of June 30, 2014 and December 31, 2013, the Company did not hold any financial liabilities that are measured using Level 3 inputs.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

As of June 30, 2014 and December 31, 2013, WebBank has impaired loans of $515, of which $95 is guaranteed by the USDA or SBA and $2,564, of which $2,196 is guaranteed by the USDA or SBA, respectively. These loans are measured at fair value on a nonrecurring basis using Level 3 inputs. See the "Impaired Loans" section of Note 7 – "Trade, Other and Loans Receivable" for additional discussion of loan impairment measurements.

6. FINANCIAL INSTRUMENTS

Financial instrument liabilities and related restricted cash consist of the following:

	June 30, 2014	December 31, 2013
Foreign currency financial instruments	$26,001	$25,090
Short sales of corporate securities	20,010	—
	$46,011	$25,090

Activity is summarized below for financial instrument liabilities and related restricted cash:

	June 30,
	2014	2013
Balance, beginning of period	$25,090	$24,742
Short sales of corporate securities	19,341	—
Net investment losses (gains)	1,492	(1,684)
Receipt of dividends, net of interest expense	88	83
Balance of financial instrument liabilities and related restricted cash, end of period	$46,011	$23,141

Foreign Currency Exchange Rate Risk

Financial instruments include $26,001 and $25,090 at June 30, 2014 and December 31, 2013, respectively, of amounts payable in foreign currencies which are subject to the risk of exchange rate changes. These financial instruments resulted from transactions entered into for risk management purposes, are collateralized by an equivalent amount included in restricted cash and have no maturity date. The liabilities are accounted for at fair value on the balance sheet date with changes in fair value reported in the Company's Consolidated Statements of Operations included in Net investment (losses) gains. The liabilities are not designated as hedging instruments. Additional details related to the foreign currency financial instrument liabilities at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014		December 31, 2013
Currency	Carrying Amount	Notional Amount	Carrying Amount	Notional Amount
Japanese Yen	$1,431	¥145,000	$1,374	¥144,717
Pound Sterling	24,570	£14,363	23,716	£14,311
Total	$26,001		$25,090
(a) The financial instruments payable in foreign currencies are entered into with a counterparty and are considered Level 2 measurements. Carrying value approximates fair value.

Short Sales of Corporate Securities

In 2014, Steel Excel entered into short sale transactions on certain corporate securities in which Steel Excel received proceeds from the sale of such securities and incurred obligations to deliver such securities at a later date. Upon initially entering into such short sale transactions Steel Excel recognized obligations totaling approximately $19,341, with a comparable amount of cash and cash equivalents reclassified as restricted cash. Subsequent changes in the fair value of such obligations, determined based on the closing market price of the securities, are recognized currently as gains or losses, with a comparable adjustment made to the amount of the restricted cash. As of June 30, 2014, obligations for such transactions totaled approximately $20,010, which are reported as Financial instruments with a comparable amount reported as Restricted cash in

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

the Company's Consolidated Balance Sheet. For the three and six months ended June 30, 2014, the Company incurred losses totaling approximately $669, which are included as a component of Other (income) expense, net.

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

As of June 30, 2014, HNH had the following outstanding future contracts with settlement dates ranging from
August to September 2014. There were no forward contracts outstanding at June 30, 2014.

Commodity	Amount	Notional Value
Silver	985,000 ounces	$20,800
Gold	1,400 ounces	$1,800
Copper	275,000 pounds	$900
Tin	60 metric tons	$1,300

H&H accounts for these contracts as either fair value hedges or economic hedges under the guidance in ASC 815, Derivatives and Hedging.

Fair Value Hedges. Of the total futures contracts outstanding, 610,000 ounces of silver and substantially all of the copper contracts are designated and accounted for as fair value hedges under ASC 815. The fair values of these derivatives are recognized as derivative assets and liabilities in the Company's Consolidated Balance Sheets. The net change in fair value of the derivative assets and liabilities and the change in the fair value of the underlying hedged inventory are recognized in the consolidated income statement, and such amounts principally offset each other due to the effectiveness of the hedges.

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

Debt Agreements

As discussed in Note 13 – "Debt and Capital Lease Obligations," Handy & Harman Group Ltd. ("H&H Group") has entered into two interest rate swap agreements as economic hedges of its debt, but has elected not to account for the interest rate swap agreements as hedges under ASC 815. HNH records the expense (or gain) both from the mark-to-market adjustments and net settlements in interest expense on the consolidated income statement as the hedges are intended to offset interest rate movements.

HNH's Subordinated Notes had call premiums as well as Warrants associated with them. HNH treated the fair value of these features together as both a discount on the debt and a derivative liability at inception of the loan agreement. The discount was being amortized over the life of the notes as an adjustment to interest expense, and the derivative was marked to market at each balance sheet date. As discussed in Note 13 – "Debt and Capital lease Obligations," on March 26, 2013, HNH discharged its obligations associated with the Subordinated Notes and Warrants, and therefore, all discounts and derivative accounts related to the Subordinated Notes and Warrants are now zero.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Fair Value of Derivative Instruments in the Company's Consolidated Balance Sheets:

Derivative	Balance Sheet Location	June 30, 2014	December 31, 2013
Foreign currency financial instruments (a)	Financial instruments	$(26,001)	$(25,090)
Commodity contracts (a), (b)	Prepaid and other current assets	$21	$1,778
Commodity contracts (a)	Accrued liabilities	$(16)	$(158)
Interest rate swap agreements (a)	Other current liabilities	$(221)	$(214)
(a) Carrying amount equals fair value.
(b) Designated as hedging instruments as of June 30, 2014.

Effect of derivative instruments on the Company's Consolidated Statements of Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Derivative	Statement of Operations Location	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
Foreign currency financial instruments	Net investment (losses) gains	$663	$59	$823	$1,684
Commodity contracts (a)	Cost of goods sold	(783)	(120)	(909)	(120)
Commodity contracts	Realized and unrealized loss (gain) on derivatives	(606)	1,492	(466)	1,846
Interest rate swap agreements	Interest expense, net	(80)	173	(125)	(104)
Derivative features of subordinated notes	Realized and unrealized loss (gain) on derivatives	—	—	—	(793)
Total derivatives		$(806)	$1,604	$(677)	$2,513
(a) Designated as hedging instruments as of June 30, 2014.

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

At June 30, 2014 and December 31, 2013, WebBank’s undisbursed loan commitments totaled $31,648 and $28,011, respectively. Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. WebBank’s commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by WebBank upon extension of credit is based on management’s credit evaluation of the borrower.

WebBank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. WebBank uses the same credit policy in making commitments and conditional obligations as it does for on-balance sheet instruments.

WebBank also estimates an allowance for potential losses on off-balance sheet contingent credit exposure. WebBank determines an allowance for this contingent credit exposure based on historical experience and portfolio analysis. The allowance was $236 and $465 at June 30, 2014 and December 31, 2013, respectively, and is included within Other current liabilities in the Company's Consolidated Balance Sheets. Increases or decreases in the allowance are included in Selling,

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

general and administrative expenses in the Company's Consolidated Statements of Operations. The amount included in Selling, general and administrative expenses for credit losses on off-balance sheet contingent credit exposure was a benefit of $202 and $37 for the three months ended June 30, 2014 and 2013, respectively, and a benefit of $202 and $35 for the six months ended June 30, 2014 and 2013, respectively.

7. TRADE, OTHER AND LOANS RECEIVABLE

Trade and Other Receivables

	June 30, 2014	December 31, 2013
Trade accounts receivables net of allowance for doubtful accounts of $2,382 in 2014 and $1,981 in 2013	$134,601	$97,187
Other receivables	5,295	5,677
Total	$139,896	$102,864

Loans Receivable

    Major classification of WebBank’s loans receivable at June 30, 2014 and December 31, 2013 are as follows:

	Total				Current		Non-current
	June 30, 2014%		December 31, 2013%		June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Real estate loans:
Commercial – owner occupied	$1,700	2%	$4,671	6%	$93	$197	$1,607	$4,474
Commercial – other	261	—%	242	—%	—	—	261	242
Total real estate loans	1,961	2%	4,913	6%	93	197	1,868	4,716
Commercial and industrial	47,956	58%	46,702	61%	1,281	1,462	46,675	45,240
Loans held for sale	32,713	40%	25,125	33%	32,713	25,125	—	—
Total loans	82,630	100%	76,740	100%	34,087	26,784	48,543	49,956
Less:
Allowance for loan losses	(362)		(424)		(362)	(424)	—	—
Total loans receivable, net (a)	$82,268		$76,316		$33,725	$26,360	$48,543	$49,956
(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, net was $80,600 and $76,303 at June 30, 2014 and December 31, 2013, respectively.

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

Changes in the allowance for loan and lease losses are summarized as follows:

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
December 31, 2012	$187	$34	$64	$285
Charge-offs	—	—	(64)	(64)
Recoveries	22	44	217	283
Provision	(132)	(50)	102	(80)
December 31, 2013	77	28	319	$424
Charge-offs	—	—	(3)	(3)
Recoveries	63	18	14	95
Provision	(106)	(16)	(32)	(154)
June 30, 2014	$34	$30	$298	$362

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

June 30, 2014	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	34	30	298	362
Total	$34	$30	$298	$362
Outstanding Loan balances:
Individually evaluated for impairment (1)	$385	$—	$130	$515
Collectively evaluated for impairment	1,315	261	47,826	49,402
Total	$1,700	$261	$47,956	$49,917

(1) $95 is guaranteed by the USDA or SBA.

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

Loans are reported as past due when either principal or interest is due and unpaid for a period of 30 days or more. Loans past due 90 days or more and still accruing interest were $0 at June 30, 2014 and December 31, 2013.

Nonaccrual loans are summarized as follows:

	June 30, 2014	December 31, 2013
Real Estate Loans:
Commercial - Owner Occupied	$385	$402
Total Real Estate Loans	385	402
Commercial and Industrial	106	109
Total Loans	$491	$511

Past due loans (accruing and nonaccruing) are summarized as follows:

June 30, 2014	Current	30-89 days past due	90+ days past due	Total past due (2)	Total loans	Recorded investment in accruing loans 90+ days past due	Nonaccrual loans that are current (1)
Real Estate Loans:
Commercial - Owner Occupied	$1,697	$—	$3	$3	$1,700	$—	$—
Commercial - Other	261	—	—	—	261	—	—
Total Real Estate Loans	1,958	—	3	3	1,961	—	—
Commercial and Industrial	47,792	58	106	164	47,956	—	382
Total Loans	$49,750	$58	$109	$167	$49,917	$—	$382

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

•	Substandard: A substandard receivable has a developing or currently minor weakness or weaknesses that could result in loss or default if deficiencies are not corrected or adverse conditions arise.

•	Doubtful: A doubtful receivable has an existing weakness or weaknesses that have developed into a serious risk of significant loss or default with regard to a material term of the financing agreement.
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

June 30, 2014	Pass	Special Mention	Sub- standard (1)	Doubtful	Total loans
Real Estate Loans:
Construction	$—	$—	$—	$—	$—
Commercial - Owner Occupied	1,315	—	385	—	1,700
Commercial - Other	261	—	—	—	261
Total Real Estate Loans	1,576	—	385	—	1,961
Commercial and Industrial	47,772	54	130	—	47,956
Total Loans	$49,348	$54	$515	$—	$49,917

(1) $95 is guaranteed by the USDA or SBA.

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

Information on impaired loans is summarized as follows:

		Recorded investment
June 30, 2014	Unpaid principle balance	with no allowance	with allowance	Total recorded investment (1)	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$442	$385	$—	$385	$—	$1,121
Total Real Estate Loans	442	385	—	385	—	1,121
Commercial and Industrial	314	124	6	130	—	133
Total Loans	$756	$509	$6	$515	$—	$1,254

(1) $95 is guaranteed by the USDA or SBA.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

		Recorded investment
December 31, 2013	Unpaid principle balance	with no allowance	with allowance	Total recorded investment (1)	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$2,626	$2,425	$—	$2,425	$—	$2,555
Total Real Estate Loans	2,626	2,425	—	2,425	—	2,555
Commercial and Industrial	354	129	10	139	—	150
Total Loans	$2,980	$2,554	$10	$2,564	$—	$2,705

(1)$2,196 is guaranteed by the USDA or SBA.

8. INVENTORIES

A summary of inventories is as follows:

	June 30, 2014	December 31, 2013
Finished products	$24,544	$21,887
In-process	13,631	9,840
Raw materials	16,971	15,246
Fine and fabricated precious metal in various stages of completion	30,558	19,802
	85,704	66,775
Excess of market value over LIFO cost	(1,101)	(136)
	$84,603	$66,639

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, HNH purchases, maintains and utilizes precious metal inventory. HNH records certain precious metal inventory at the lower of last-in, first-out ("LIFO") cost or market, with any adjustments recorded through cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value. The market value of the precious metal inventory exceeded LIFO cost by $1,101 and $136 as of June 30, 2014 and December 31, 2013, respectively.

Certain customers and suppliers of HNH choose to do business on a “pool” basis, and furnish precious metal to HNH for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s Consolidated Balance Sheets. To the extent HNH is able to utilize customer precious metal in its production process, such customer metals replaces the need for HNH to purchase its own inventory. As of June 30, 2014, H&H’s customer metal consisted of 172,058 ounces of silver, 543 ounces of gold, and 1,391 ounces of palladium. As of December 31, 2013, H&H’s customer metal consisted of 247,103 ounces of silver, 576 ounces of gold, and 1,392 ounces of palladium.

	June 30, 2014	December 31, 2013
Supplemental inventory information:
Precious metals stated at LIFO cost	$13,884	$5,978
Precious metals stated under non-LIFO cost methods, primarily at fair value	15,573	13,687
Market value per ounce:
Silver	21.12	19.49
Gold	1,317.50	1,201.50
Palladium	839.00	711.00

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

9. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	June 30, 2014	December 31, 2013
Land	$11,999	$12,002
Buildings and improvements	60,063	58,417
Machinery, equipment and other	207,372	192,617
Construction in progress	9,160	8,615
	288,594	271,651
Accumulated depreciation and amortization	(74,862)	(60,994)
Net property, plant and equipment	$213,732	$210,657

Depreciation expense was $7,018 and $5,676 for the three months ended June 30, 2014 and 2013, respectively, and $13,931 and $11,411 for the six months ended June 30, 2014 and 2013, respectively.

Property, Plant and Equipment as of December 31, 2013, has been revised to reflect measurement period adjustments identified during the six months ended June 30, 2014, related to Steel Excel's acquisition of the assets of Black Hawk Inc. as if they had been recognized at the acquisition date (see Note 2 – "Acquisitions" for additional information).

10. GOODWILL AND INTANGIBLE ASSETS

A reconciliation of the change in the carrying value of goodwill by reportable segment is as follows:

	June 30, 2014
	Diversified	Energy	Corporate	Total
Balance at beginning of year	$32,841	$62,234	$81	$95,156
Acquisitions	—	—	—	—
Currency translation adjustment	(4)	—	—	(4)
Other adjustments	76	—	—	76
Balance at end of period	$32,913	$62,234	$81	$95,228

Goodwill in the Energy segment at December 31, 2013, has been revised to reflect measurement period adjustments identified during the six months ended June 30, 2014, related to Steel Excel's acquisition of the assets of Black Hawk Inc. as if they had been recognized at the acquisition date (see Note 2 – "Acquisitions" for additional information).

	December 31, 2013
	Diversified	Energy	Corporate	Total
Balance at beginning of year	$15,112	$48,429	$81	$63,622
Acquisitions	18,169	17,382	—	35,551
Impairment (a)	—	(3,577)	—	(3,577)
Currency translation adjustment	14	—	—	14
Other adjustments (b)	(454)	—	—	(454)
Balance at end of year	$32,841	$62,234	$81	$95,156
(a) Represents an impairment related to one of Steel Excel's sports businesses.
(b) Represents final purchase price allocation adjustments, including a final working capital adjustment, associated with the HNH acquisition of Hickman.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

A summary of intangible assets other than goodwill is summarized as follows:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Product and customer relationships	$129,589	$28,184	$101,405	$128,754	$22,816	$105,938
Trademarks	29,693	5,032	24,661	29,675	3,978	25,697
Patents and technology	19,465	6,409	13,056	19,338	5,635	13,703
Other	2,629	1,731	898	2,636	1,547	1,089
	$181,376	$41,356	$140,020	$180,403	$33,976	$146,427

Trademarks with indefinite lives as of June 30, 2014 and December 31, 2013 were $8,020. Amortization expense related to intangible assets was $3,652 and $3,022 for the three months ended June 30, 2014 and 2013, respectively, and $7,414 and $5,800 for the six months ended June 30, 2014 and 2013, respectively. Amortization expense is expected to be $7,305, $14,217, $13,641, $12,528, $11,664 and $72,645 for the remainder of 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.

Certain intangible asset amounts at December 31, 2013, have been revised to reflect measurement period adjustments identified during the six months ended June 30, 2014, related to Steel Excel's acquisition of the assets of Black Hawk Inc. as if they had been recognized at the acquisition date (see Note 2 – "Acquisitions" for additional information).

11. BANK DEPOSITS

A summary of WebBank deposits is as follows:

Time deposits year of maturity:	June 30, 2014	December 31, 2013
2014	$14,360	$47,372
2015	15,530	14,284
2016	28,616	13,625
2017	5,225	—
Total time deposits	63,731	75,281
Money market deposits	56,257	42,925
Total deposits (a)	$119,988	$118,206
Current	$79,560	$87,319
Long-term	40,428	30,887
Total deposits	$119,988	$118,206

Time deposit accounts under $100	$52,467	$63,515
Time deposit accounts $100 and over	11,264	11,766
Total time deposits	$63,731	$75,281
(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of deposits was $120,567 and $118,698 at June 30, 2014 and December 31, 2013, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

12. RELATED PARTY TRANSACTIONS

Management Agreement with SP General Services LLC

The Manager earns a fee, pursuant to the terms of an amended and restated management agreement, (the “Management Agreement”) at an annual rate of 1.5% of total SPLP Partners' capital ("Management Fee"), payable on the first day of each quarter and subject to quarterly adjustment. The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the independent directors. For the three months ended June 30, 2014 and 2013, the Manager earned a Management Fee of $2,257 and $2,041, respectively, and for the six months ended June 30, 2014 and 2013, the Manager earned a Management Fee of $4,569 and $4,018, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations. Unpaid amounts for management fees included in Payable to related parties were $0 and $2,049 at June 30, 2014 and December 31, 2013, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. The Manager incurred approximately $326 and $344 of reimbursable expenses during the three months ended June 30, 2014 and 2013, respectively, and $1,345 and $559 for the six months ended June 30, 2014 and 2013, respectively, in connection with its provision of services under the Management Agreement. Unpaid amounts for reimbursable expenses were approximately $931 and $477 at June 30, 2014 and December 31, 2013, respectively, and are included in Payable to related parties.

Corporate Services
On January 1, 2012, SPH Services, a subsidiary of SPLP, was created to consolidate the executive and corporate functions of SPLP and certain of its affiliates, including SP Corporate Services LLC ("SP Corporate") and Steel Partners LLC, and to provide such services to other portfolio companies. SP Corporate, through Management Services Agreements with these companies, provides services which include assignment of C-Level management personnel, as well as a variety of services including legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services. The fees payable under these agreements are initially based on the level of services expected to be provided. They are subject to annual review and adjustment and are approved by the respective company's board of directors. The agreements automatically renew for successive one-year periods unless and until terminated in accordance with agreement. Under certain circumstances, the termination may result in payment of a termination fee to SP Corporate.
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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Mutual Securities

Pursuant to the Management Agreement, the Manager was responsible for selecting executing brokers. Securities transactions for SPLP are allocated to brokers on the basis of reliability and best price and execution. The Manager has selected Mutual Securities as an introducing broker and may direct a substantial portion of the managed entities’ trades to such firm among others. An officer of the Manager and SPH GP is affiliated with Mutual Securities. The Manager only uses Mutual Securities when such use would not compromise the Manager’s obligation to seek best price and execution. SPLP has the right to pay commissions to Mutual Securities, which are higher than those that can be obtained elsewhere, provided that the Manager believes that the rates paid are competitive institutional rates. Mutual Securities also served as an introducing broker for SPLP’s trades. The Commissions paid by SPLP to Mutual securities were approximately $100 and $94 for the three months ended June 30, 2014 and 2013, respectively, and $230 and $216 for the six months ended June 30, 2014 and 2013, respectively. Such commissions are included in Net investment gains (losses) in the Company's Consolidated Statements of Operations. The portion of the commission paid to Mutual Securities ultimately received by such officer is net of clearing and other charges.

Other

SPLP has an arrangement whereby it holds an asset on behalf of a related party in which it has an investment. The asset had a fair value of $31,088 and $28,515 at June 30, 2014 and December 31, 2013, respectively. Under the terms of this arrangement, the related party is the sole beneficiary and SPLP does not have an economic interest in the asset and SPLP has no capital at risk with respect to such asset, other than indirectly through its indirect investment in such related party. No amounts related to this arrangement are recorded on the Consolidated Balance Sheets. For the three and six months ended June 30, 2014 and 2013, SPLP was indirectly compensated for providing this arrangement by the payment of a fee. The fees were not material.

The Company’s non-management directors receive an annual retainer of $150, of which $75 is paid in cash and $75 is paid in restricted common units of SPLP. The restricted units vest over a three year period. These directors are also paid fees of $1 for each board committee meeting attended. The chairmen of the Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee are paid an additional fee of $60 (effective May 1, 2013), $5 and $5 annually, respectively. For the three months ended June 30, 2014 and 2013 non-management directors’ fees expensed were $236 and $197, respectively, and $446 and $398 for the six months ended June 30, 2014 and 2013, respectively. Unpaid non-management directors’ fees are included in Payable to related parties and were $37 and $46 at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014 and December 31, 2013, several related parties and consolidated subsidiaries had deposits totaling $19,016 and $19,229, respectively, in WebBank. $16,737 and $17,195 of these deposits have been eliminated in consolidation as of June 30, 2014 and December 31, 2013, respectively. Deposits held at WebBank earned $26 and $39 in interest for the three months ended June 30, 2014 and 2013, respectively, and $53 and $86 for the six months ended June 30, 2014 and 2013, respectively. $22 and $39 of this interest has been eliminated in consolidation for the three months ended June 30, 2014 and 2013, respectively, and $46 and $81 has been eliminated in consolidation for the six months ended June 30, 2014 and 2013, respectively.

SPLP has an estimated liability of $116 as of June 30, 2014 and December 31, 2013 included in other current liabilities which, pursuant to the Amended Exchange Agreement, is indemnified by Steel Partners II (Onshore) LP (“SPII Onshore”). As a result, the Company recorded an amount receivable from SPII Onshore reported in Receivable from related parties in the Company's Consolidated Balance Sheets.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

13. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following:

	June 30, 2014	December 31, 2013
Short term debt:
Foreign	$632	$304
3/4% Convertible Senior Subordinated Notes	—	346
Short-term debt	632	650
Long-term debt:
Term Loans	195,643	208,500
Revolving Facilities	82,382	30,950
Other debt - domestic	8,119	8,280
Foreign loan facilities	3,135	1,658
Subtotal	289,279	249,388
Less portion due within one year	27,595	26,033
Long-term debt	261,684	223,355
Total debt	$289,911	$250,038
Capital lease facility
Current portion of capital lease	$705	$953
Long-term portion of capital lease	545	734
	$1,250	$1,687

SPLP Credit Facility

On October 23, 2013 the Company entered into a Credit Agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC”), as administrative agent for the lenders thereunder. The Credit Facility provides for a revolving credit facility with borrowing availability of up to $50,000 which the Company may use for its working capital and investment needs and for the reimbursement of letters of credit. Amounts outstanding under the Credit Facility bear interest at LIBOR plus 1.00%, and are collateralized by first priority security interests of certain of the Company's deposit accounts and publicly traded securities. The Credit Facility also includes provisions for the issuance of letters of credit up to $10,000, with any such issuances reducing total borrowing availability. There were no letters of credit outstanding at June 30, 2014. The Credit Facility provides for a commitment fee to be paid on unused borrowings and also contains customary affirmative and negative covenants, including a minimum cash balance covenant, restrictions against the payment of dividends and customary events of default. Any amounts outstanding under the Credit Facility are due and payable in full on October 23, 2016. In April 2014, the Company borrowed $47,500 under the Credit Facility in connection with a tender offer for its common units (see Note 15 – "Capital and Accumulated Other Comprehensive Income"). The Amount outstanding under the Credit Facility was $36,582 as of June 30, 2014.

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

The Senior Credit Facility will expire, with remaining outstanding balances due and payable, on November 8, 2017. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of H&H Group, which approximated $404,000 at June 30, 2014. The Senior Credit Facility restricts H&H

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Group's ability to transfer cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). Borrowings under the facility bear interest, at H&H Group's option, at a rate based on LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (2.50% and 1.50%, respectively, for LIBOR and Base Rate borrowings at June 30, 2014). The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. The weighted-average interest rates on the Senior Term Loan and Revolving Facility were 2.67% and 3.16%, respectively, at June 30, 2014, and HNH was in compliance with all debt covenants at June 30, 2014.

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

WHX CS Loan

On June 3, 2014, WHX CS Corp. ("WHX CS"), a wholly-owned subsidiary of HNH, entered into a credit agreement ("WHX CS Loan"), which provides for a term loan facility with borrowing availability of up to a maximum aggregate principal amount of $15,000. Obligations under the WHX CS Loan are collateralized by a first priority security interest in and lien upon HNH's investment in the common stock of ModusLink (see Note 4 – "Investments"), and WHX CS's obligations under this agreement are guaranteed by H&H Group.

The amounts outstanding under the WHX CS Loan bear interest at LIBOR plus 1.25%, subject to downward adjustment based on a quarterly evaluation of the trading price of ModusLink common stock. The weighted-average interest rate on the WHX CS Loan was 1.41% at June 30, 2014. Availability under the WHX CS Loan is equal to 50% of the value of HNH's investment in ModusLink common stock. Draw-downs are available for a period of up to twelve months after closing. Amounts advanced and repaid under the agreement may not be re-borrowed. At the end of the draw-down period, the principal drawn will be converted into a two year term loan with a five year amortization and associated quarterly principal payments. All amounts outstanding under the WHX CS Loan are due and payable in full on June 3, 2017. The WHX CS Loan contains certain affirmative and negative covenants, and HNH was in compliance with all debt covenants at June 30, 2014.

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

Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy Ltd. ("Steel Energy") and its wholly-owned subsidiaries Sun Well Service, Inc. ("Sun Well"), Rogue Pressure Services, LLC ("Rogue") and Black Hawk Energy Services Ltd. ("Black Hawk Ltd."), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue and Black Hawk Ltd. Borrowings under the amended credit agreement are fully guaranteed by Sun Well, Rogue and Black Hawk Ltd. The carrying value as of June 30, 2014 of the assets pledged as collateral by Steel Energy and its subsidiaries under the Amended Credit Agreement was approximately $180,200.

The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3,300 and a balloon payment due on the maturity date. At June 30, 2014, $85,900 was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans. Principal payments under the Amended Credit Agreement are $6,607, $13,214, $13,214, $13,214 and $39,644 for the remainder of 2014, 2015, 2016, 2017 and 2018, respectively.

The interest rate on the borrowings under the Amended Credit Agreement was 3.0% at June 30, 2014. For the three months ended June 30, 2014, Steel Excel incurred interest expense of $800 in connection with the Amended Credit Agreement, consisting of $700 in interest on the Term Loans and $100 of amortization of deferred financing fees. For the six months ended June 30, 2014, Steel Excel incurred interest expense of $1,700 in connection with the Amended Credit Agreement, consisting of $1,400 in interest on the Term Loans and $300 of amortization of deferred financing fees. Steel Excel was in compliance with all financial covenants of the Amended Credit Agreement as of June 30, 2014.

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

14. PENSION BENEFIT PLANS

The following table presents the components of pension expense and components of other post-retirement benefit (income) expense for the HNH pension plans included the following:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest cost	$5,288	$4,672	$10,576	$9,316
Expected return on plan assets	(6,067)	(6,034)	(12,134)	(12,013)
Amortization of actuarial loss	581	1,438	1,162	2,668
Total	$(198)	$76	$(396)	$(29)

HNH expects to have required minimum contributions to the WHX Pension Plan of $16,900 for the remainder of 2014, $21,400, $16,800, $15,500, $13,700 and $27,200 in 2015, 2016, 2017, 2018 and for the five years thereafter, respectively. Required future contributions are determined based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

In addition to its pension plans, which are included in the table above, HNH also maintains several other post-retirement benefit plans covering certain of its employees and retirees. The approximate aggregate expense for these plans was $600 and

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

$400 for the three months ended June 30, 2014 and 2013, respectively, and $1,100 and $1,000 for the six months ended June 30, 2014 and 2013, respectively.

15. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME

At December 31, 2013 there were 22,647,345 Class A units, 6,939,647 Class B units and 1,542,073 Class C units outstanding. As a result of the tender offer, described in further detail below, the capital accounts of the Company's common units were aligned with each of the previously issued Class B and Class C units. Accordingly, the outstanding Class B and Class C units were automatically converted to common units on May 1, 2014. As of June 30, 2014 there are 27,822,050 common units outstanding.

Tender Offer for SPLP Units

On March 25, 2014, the Company commenced a modified "Dutch Auction" tender offer (the "Offer") to purchase for cash up to $49,000 in value of its common units, no par value, at a price per unit of not less than $16.50 nor greater than $17.50 per unit, which expired on April 23, 2014.

The modified Dutch Auction allowed SPLP's unitholders to tender their units at a price within the specified range of not less than $16.50 nor greater than $17.50 per unit. Based on the number of units tendered and the prices specified by the tendering unitholders, SPLP selected a single price per unit of $16.50 (the "Purchase Price") that enabled it to purchase approximately $49,000 in value of its common units pursuant to the Offer. All units accepted in the Offer were purchased at the same price per unit even if a unitholder tendered at a lower price. At the Purchase Price selected by SPLP of $16.50 per unit, SPLP purchased 2,969,696 common units. The Company funded the Offer with $1,500 cash on hand and $47,500 of borrowings under its existing credit facility with PNC (see Note 13 – "Debt and Capital Lease Obligations").

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

Common Units Issuance - Directors

In 2013, 2012 and 2011 the Company's non-management directors received equity compensation in the amount of $75 each year in the form of restricted common units of the Company. The restrictions vest over a three year period, with one-third of the units vesting on the anniversary date of the grants. The total value of the restricted units granted was $375 in 2013, 2012 and 2011. Total expense for the restricted units issued was approximately $104 and $63 for the three months ended June 30, 2014 and 2013, respectively, and $198 and $146 for the six months ended June 30, 2014 and 2013, respectively.

Common Unitholders — Allocation of Net Income (Loss)

For each period presented net (loss) income attributable to common unit holders is allocated to the common unitholders on a pro rata basis based on the number of units held.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Accumulated Other Comprehensive Income

Changes, net of tax, in Accumulated other comprehensive income are as follows:

	Six Months Ended June 30, 2014
	Unrealized gain on available-for-sale securities	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at beginning of period	$83,943	$(3,367)	$(38,992)	$41,584
Other comprehensive income, net of tax - before reclassifications (a)	10,206	9	—	10,215
Reclassification adjustments, net of tax (b)	(874)	—	—	(874)
Net other comprehensive income attributable to common unit holders (c)	9,332	9	—	9,341
Balance at end of period	$93,275	$(3,358)	$(38,992)	$50,925
(a) Net of tax a tax provision of $2,235.
(b) Net of tax a tax benefit of $478.
(c) Amounts do not include unrealized gain on available-for-sale securities of $2,568 and cumulative translation adjustment loss of $32 attributable to noncontrolling interests.

At June 30, 2014 and December 31, 2013, Accumulated other comprehensive income includes amounts for these companies of $2 and $2, respectively, for unrealized gains on available-for-sale securities.

For the three months ended June 30, 2014 and 2013, the impact on comprehensive income related to companies accounted for under the traditional equity method was $1 and $0, respectively. For the six months ended June 30, 2014 and 2013, the impact on comprehensive income related to companies accounted for under the traditional equity method was $0 and $1 respectively.

Noncontrolling Interests in Consolidated Entities

Noncontrolling interests in consolidated entities at June 30, 2014 and December 31, 2013 represent the interests held by the noncontrolling shareholders of HNH, Steel Excel, DGT and the BNS Liquidating Trust.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP which are determined as of the last day of each fiscal year.  If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date.  In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company would record a negative incentive unit expense in the quarter when such over accrual is determined. The expense is recorded in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations. For the three months ended June 30, 2014 and 2013, the Company recorded a reduction of SG&A expenses from the incentive unit calculation of approximately $544 and incentive unit expense of approximately $2,343, respectively. The Company recorded incentive unit expense of $0 and $6,774 for the six months ended June 30, 2014 and 2013, respectively.

16. NET INCOME (LOSS) PER COMMON UNIT

The following data was used in computing net income (loss) per common unit shown in the Company's Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income from continuing operations	$21,197	$24,329	$9,609	$10,893
Net income from continuing operations attributable to noncontrolling interests in consolidated entities	(11,402)	(7,079)	(12,540)	(8,345)
Net income (loss) from continuing operations attributable to common unit holders	9,795	17,250	(2,931)	2,548
(Loss) Income from discontinued operations	—	(2,582)	42	2,842
Net income (loss) from discontinued operations attributable to noncontrolling interests in consolidated entities	—	1,429	(22)	(1,243)
Net (income) loss from discontinued operations attributable to common unit holders	—	(1,153)	20	1,599
Net income (loss) attributable to common unitholders	$9,795	$16,097	$(2,911)	$4,147
Net income (loss) per common unit - basic:
Net income (loss) from continuing operations	$0.34	$0.57	$(0.10)	$0.08
Net (loss) income from discontinued operations	—	(0.04)	—	0.06
Net income (loss) attributable to common unitholders	$0.34	$0.53	$(0.10)	$0.14
Net income (loss) per common unit – diluted:
Net income (loss) from continuing operations	$0.34	$0.57	$(0.10)	$0.08
Net (loss) income from discontinued operations	—	(0.04)	—	0.06
Net income (loss) attributable to common unitholders	$0.34	$0.53	$(0.10)	$0.14
Weighted average common units outstanding - basic	28,739,858	30,128,047	29,765,843	30,194,928
Unvested restricted units	35,582	—	—	—
Denominator for net income per common unit - diluted (a)	28,775,440	30,128,047	29,765,843	30,194,928

(a) The following were excluded from the diluted per unit calculation as their impact would have been anti-dilutive; approximately 16,032 incentive units and approximately 35,134 unvested restricted units, for the six months ended June 30, 2014.

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

Corporate and Other

Corporate assets, revenues and overhead expenses are not allocated to the segments. Corporate revenues primarily consist of investment and other income, investment gains and losses and rental income. See Note 4 – "Investments" for additional information on the equity method investments and other investments classified within this segment.
SPH services provides legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and similar services, to other affiliated companies. SPH Services charged the Diversified Industrial, Energy and Financial Services segments approximately $2,200, $2,000, and $62, for the three months ended June 30, 2014 and approximately $2,200, $900 and $63, for the three months ended June 30, 2013. SPH Services charged the Diversified Industrial, Energy and Financial Services segments approximately $4,400, $4,000, and

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

$125, for the six months ended June 30, 2014 and approximately $4,400, $1,800 and $125, for the six months ended June 30, 2013.
DGT's operations currently consist of a real estate business from rental buildings retained from the sale of its Power Conversion business on August 16, 2012 and the sale of its Medical Systems Group on November 3, 2011. Continuing operations consist of the real estate business, investments, and general and administrative expenses.

Segment information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Diversified industrial	$195,492	$182,085	$357,339	$331,041
Energy	51,924	28,762	97,083	55,113
Financial services	8,023	7,271	14,989	13,580
Corporate and other	(490)	364	(245)	2,210
Total	$254,949	$218,482	$469,166	$401,944
Income (Loss) from continuing operations before income taxes:
Diversified industrial	$25,815	$31,691	$34,870	$39,519
Energy	9,183	2,349	12,576	6,041
Financial services	5,172	4,680	9,250	8,436
Corporate and other	(9,254)	(6,329)	(34,688)	(34,393)
Income from continuing operations before income taxes	30,916	32,391	22,008	19,603
Income tax provision	9,719	8,062	12,399	8,710
Net income from continuing operations	$21,197	$24,329	$9,609	$10,893
Income (Loss) from equity method investments:
Diversified industrial	$4,714	$15,073	$5,404	$15,202
Energy	2,874	(80)	1,441	(80)
Corporate and other	(3,838)	(2,839)	(21,355)	(12,267)
Total	$3,750	$12,154	$(14,510)	$2,855

18. INCOME TAXES

For the three months ended June 30, 2014 and 2013, the Company recorded a tax provision of $9,719 and $8,062, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded a tax provision of $12,399 and $8,710, respectively. The Company’s tax provision represents the income tax expense or benefit of its consolidated subsidiaries. The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in the valuation allowances, various permanent differences included in the provisions of our subsidiaries, and partnership income not subject to taxation. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of the deferred tax assets will not be realized in future periods.

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

Quantitative measures established by regulation to ensure capital adequacy require WebBank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average quarterly assets (as defined). As of June 30, 2014, WebBank exceeded all the capital adequacy requirements to which it is subject.

As of June 30, 2014, WebBank was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events, since the most recent FDIC notification, which have changed WebBank’s prompt corrective action category. To remain categorized as well-capitalized, WebBank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage capital.

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

20. COMMITMENTS AND CONTINGENCIES

Environmental Matters

As discussed in more detail below, HNH and BNS have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the HNH and BNS. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of June 30, 2014, and December 31, 2013, on a consolidated basis, the Company has accrued $3,503 and $4,603, respectively, which represents its current estimate of the probable cleanup liabilities, including remediation and legal costs. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

HNH Environmental Matters

Certain subsidiaries of H&H Group have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH had approximately $2,100 accrued related to estimated environmental remediation costs as of June 30, 2014. HNH also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

In addition, certain H&H Group subsidiaries have been identified as PRPs under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state statutes at sites and are parties to administrative consent orders in connection with certain properties. Those subsidiaries may be subject to joint and several liabilities imposed by CERCLA on PRPs. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant in identifying PRPs and allocating or determining liability among them, the subsidiaries are unable to reasonably estimate the ultimate cost of compliance with such laws.

Based upon information currently available, however, the H&H Group subsidiaries do not expect that their respective environmental costs, including the incurrence of additional fines and penalties, if any, will have a material adverse effect on them or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows of such subsidiaries or HNH, but there can be no such assurances. HNH anticipates that the H&H Group subsidiaries will pay any such amounts out of their respective working capital, although there is no assurance that they will have sufficient funds to pay them. In the event that the H&H Group subsidiaries are unable to fund their liabilities, claims could be made against their respective parent companies, including H&H Group and/or HNH, for payment of such liabilities.

Among the sites where certain H&H Group subsidiaries may have more substantial environmental liabilities are the following:

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

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, the NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1,000. The $1,000 was paid solely by the former owner/operator. As of June 30, 2014, over and above the $1,000, total investigation and remediation costs of approximately $4,300 and $1,400 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The final Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or HNH.

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection ("MADEP") to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. On June 20, 2013, HHEM received the MADEP's Notice of Audit Findings and Notice of Noncompliance ("Notice"). HHEM and its consultant met with the MADEP on July 29, 2013 to resolve any differences identified in the Notice. As a result of that meeting and subsequent discussions, HHEM will conduct additional sampling, testing, site investigations and install additional off-site wells. The additional work and a follow-up response report to the MADEP are expected to be completed in the second half of 2014. The cost of this additional work is estimated at $200. Additional costs could result from these testing activities and final acceptance of the remediation plan by the MADEP, which cannot be reasonably estimated at this time.

BNS Sub Environmental Matters

On June 4, 2013 BNS LLC was identified by the U.S. Environmental Protection Agency (“EPA”) as a PRP as an alleged waste generator that disposed of wastes at the Operable Unit Two of the Peterson/Puritan, Inc. Superfund Site which includes the J.M. Mills Landfill in Cumberland, Rhode Island. BNS LLC is currently investigating the matter. BNS LLC joined a PRP group associated with this site, and believes at this time that it has an adequate accrual associated with the matter. The accrual is part of the BNS Liquidating Trust.

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

BNS Litigation Matters

BNS Sub has been named as a defendant in 1,286 and 1,234 alleged asbestos-related toxic-tort claims as of June 30, 2014 and December 31, 2013, respectively. The claims were filed over a period beginning 1994 through September 30, 2013. In many cases these claims involved more than 100 defendants. Of the claims filed, 1,067 and 1,053 were dismissed, settled or granted summary judgment and closed as of June 30, 2014 and December 31, 2013, respectively. Of the claims settled, the average settlement was less than $3. There remained 191 and 211 pending asbestos claims as of June 30, 2014 and December 31, 2013, respectively. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $2,082 at June 30, 2014 and December 31, 2013 in estimated remaining self insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973 although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. In addition, there can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims, and that BNS Sub will not need to increase significantly its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of June 30, 2014 and December 31, 2013 BNS Sub has accrued $1,403 relating to the open and active claims against BNS Sub. This accrual represents the Company’s best estimate of the likely costs to defend against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded, through the retroactive billings by BNS Sub. However, there can be no assurance that BNS Sub will not need to take additional charges in connection with the defense, settlement or judgment of these existing claims or that the costs of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date relating to existing claims. These claims are now being managed by the Liquidating Trust formed by BNS.

21. SUBSEQUENT EVENTS
On August 5, 2014, H&H Group and certain subsidiaries entered into an amendment to its credit agreement, dated as of November 8, 2012, as amended, with PNC in its capacities as administrative agent and collateral agent for the lenders thereunder, to, among other things, permit PNC to extend to H&H Group a new $40,000 term loan and permit H&H Group to make a distribution to HNH of up to $80,000.

On August 6, 2014 HNH announced that its Board of Directors has authorized a tender offer (the “HNH Offer”) to purchase for cash up to $60,000 in value of shares of its common stock, par value $0.01 per share, at a price of $24.00 per share. The closing price of HNH’s common stock on August 6, 2014 was $22.56. HNH commenced the HNH Offer on August 7, 2014 and expects the HNH Offer will expire at 5:00 P.M., Eastern Time, on September 5, 2014, unless extended or withdrawn. HNH intends to fund the HNH Offer with cash on hand. Financing is not a condition to the HNH Offer.

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

Recent Events

The Company commenced a modified "Dutch Auction" tender offer (the "Offer") on March 25, 2014 which expired on April 23, 2014. The modified Dutch Auction allowed SPLP's unitholders to tender their units at a price within the specified range of not less than $16.50 nor greater than $17.50 per unit. Based on the number of units tendered and the prices specified by the tendering unitholders, SPLP selected a single price per unit of $16.50 (the "Purchase Price") that enabled it to purchase $49,000 in value of its common units pursuant to the Offer. All units accepted in the Offer were purchased at the same price per unit even if a unitholder tendered at a lower price. At the Purchase Price selected by SPLP of $16.50 per unit, SPLP purchased 2,969,696 common units.

The Company funded the Offer with $1,500 cash on hand and $47,500 of borrowings under its existing credit facility with PNC (see Note 13 – "Debt and Capital Lease Obligations" to the SPLP financial statements found elsewhere in this Form 10-Q).

CONSOLIDATED RESULTS OF OPERATIONS

The Company's consolidated operating results are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$254,949	$218,482	$469,166	$401,944
Cost of goods sold	174,639	151,810	325,443	275,410
Selling, general and administrative expenses	51,016	50,342	104,691	100,581
All other expense (income)	1,336	481	(724)	4,315
Total costs and expenses	226,991	202,633	429,410	380,306
Income from continuing operations before income taxes and equity method income (loss)	27,958	15,849	39,756	21,638
Income tax provision	9,719	8,062	12,399	8,710
Income (Loss) from equity method investments and investments held at fair value:
Income (Loss) of associated companies, net of taxes	2,275	13,381	(15,983)	3,013
Income (Loss) from other investments - related party	1,475	(1,227)	1,473	(158)
(Loss) Income from investments held at fair value	(792)	4,388	(3,238)	(4,890)
Net income from continuing operations	21,197	24,329	9,609	10,893
(Loss) Income from discontinued operations	—	(2,582)	42	2,842
Net income	21,197	21,747	9,651	13,735
Net income attributable to noncontrolling interests in consolidated entities	(11,402)	(5,650)	(12,562)	(9,588)
Net income (loss) attributable to common unitholders	$9,795	$16,097	$(2,911)	$4,147

Revenues

Revenues for the three months ended June 30, 2014 increased $36,467 , or 16.7%, as compared to the same period last year due to growth from acquisitions of 13.9% and core growth of 5.0%, partially offset by a decrease of 2.2%, due to other factors, primarily precious metal prices. The acquisition growth was a result of the Wolverine Joining Technologies, LLC ("Wolverine Joining") and PAM Fastening Technology, Inc. ("PAM") acquisitions in the Diversified Industrial segment and the acquisition of the assets of Black Hawk Energy Services, Inc. ("Black Hawk Inc.") and UK Elite Soccer, Inc. ("UK Elite") in the Energy segment.

Revenues for the six months ended June 30, 2014 increased $67,222, or 16.7%, as compared to the same period last year due to growth from acquisitions of 15.5% and core growth of 5.0%, partially offset by a decrease of 3.8%, due to other factors, primarily precious metal prices. The acquisition growth was due to the aforementioned factors that impacted the second quarter.

Costs and Expenses

Costs and expenses for the three months ended June 30, 2014 increased $24,358, or 12.0%, as compared to the same period last year. Cost of goods sold increased $22,829, or 15.0% and Selling, general and administrative ("SG&A") expenses increased $674, or 1.3%. Both of these increases were primarily due to increases in our Diversified Industrial and Energy segments principally as a result of the acquisitions Wolverine, PAM and the assets of Black Hawk Inc., as well as additional costs due to core growth. These increases were partially offset by lower SG&A expenses in the Corporate and Other segment due lower non-cash incentive unit expense recorded in the second quarter of 2014. All other expenses increased $855 in the second quarter of 2014, compared to the same period last year, primarily from higher losses on derivatives and higher interest expense, partially offset by higher income from investment sales by Steel Excel.

Costs and expenses for the six months ended June 30, 2014 increased $49,104, or 12.9%, as compared to the same period last year. Cost of goods sold increased $50,033, or 18.2% and SG&A expenses increased $4,110, or 4.1%. These increases were primarily due to increases in our Diversified Industrial and Energy segments principally as a result of the acquisitions of Wolverine, PAM and the assets of Black Hawk Inc., as well as additional costs due to core growth. These increases were partially offset by lower SG&A expenses in the Corporate and Other segment due lower non-cash incentive unit expense recorded in the six months ended June 30, 2014. All other expenses decreased $5,039 in the six months ended June 30, 2014, compared to the same period last year, primarily from lower interest expense, higher income from investment sales by Steel Excel and the non-recurrence of an impairment charge of $1,510 recorded in the six months ended June 30, 2013.

Income (Loss) of Associated Companies, net of taxes

Income (Loss) of associated companies, net of taxes includes income or loss recognized on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee. The majority of these investments are recorded at fair value with changes in value recorded in Income (Loss) of associated companies, net of taxes in the Company's Consolidated Statements of Operations. The income for the three months ended June 30, 2014 decreased by $11,106 in the second quarter of 2014, compared to the same period last year, primarily due to greater reductions in the 2004 period in the fair values recorded for MLNK and JPS of approximately $3,800 and $8,000, respectively (see Note 4 – "Investments" to the SPLP financial statements found elsewhere in this Form 10-Q for additional information).

Income (Loss) of associated companies for the six months ended June 30, 2014 decreased by $18,996 in the six months ended June 30, 2014, compared to the same period last year, primarily due to a greater reduction in the 2004 period in the fair value of MLNK of approximately $16,000 (see Note 4 – "Investments" to the SPLP financial statements found elsewhere in this Form 10-Q for additional information).

SEGMENT RESULTS OF OPERATIONS

The following is a summary of SPLP’s consolidated operating results, classified by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Diversified industrial	$195,492	$182,085	$357,339	$331,041
Energy	51,924	28,762	97,083	55,113
Financial services	8,023	7,271	14,989	13,580
Corporate	(490)	364	(245)	2,210
Total Revenue	$254,949	$218,482	$469,166	$401,944
Net income (loss) from continuing operations before income taxes:
Diversified industrial	$25,815	$31,691	$34,870	$39,519
Energy	9,183	2,349	12,576	6,041
Financial services	5,172	4,680	9,250	8,436
Corporate	(9,254)	(6,329)	(34,688)	(34,393)
Total	30,916	32,391	22,008	19,603
Income tax provision	9,719	8,062	12,399	8,710
Net income from continuing operations	21,197	24,329	9,609	10,893
(Loss) Income from discontinued operations	—	(2,582)	42	2,842
Net income attributable to noncontrolling interests in consolidated entities	(11,402)	(5,650)	(12,562)	(9,588)
Net income (loss) attributable to common unitholders	9,795	16,097	(2,911)	4,147
Other comprehensive income	6,766	4,010	9,340	32,605
Comprehensive income attributable to common unitholders	$16,561	$20,107	$6,429	$36,752

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

The following presents a summary of the Diversified Industrial segment operating results as reported in our consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$195,492	$182,085	$357,339	$331,041
Cost of sales	138,662	131,831	255,384	236,871
Gross profit	56,830	50,254	101,955	94,170
Selling, general and administrative expenses	33,439	33,402	68,739	65,668
Interest expense, net	1,617	1,641	3,169	5,019
Derivative activity loss (income)	606	(1,492)	466	(1,053)
Other expense, net	67	85	115	219
Net income from continuing operations before income taxes	21,101	16,618	$29,466	$24,317
Income (loss) of associated companies:
JPS	(201)	8,158	3,016	8,158
SLI	4,915	6,915	2,388	7,044
Total Segment Income	$25,815	$31,691	$34,870	$39,519

Net sales for the three months ended June 30, 2014 increased by $13,407, or 7.4% when compared to the same period in 2013. The change in net sales reflects approximately $8,100 in incremental sales associated with HNH's recent acquisitions and a net increase from core growth of approximately $9,200, which were partially offset by a reduction of approximately $3,900 in net sales due to lower average precious metal prices, principally due to silver. HNH's acquisitions of Wolverine Joining Technologies, LLC ("Wolverine Joining") and PAM Fastening Technology, Inc. ("PAM"), net of sales volume transferred to or from the acquired business unit as part of HNH’s integration activities, provided incremental net sales of approximately $4,400 and $3,700, respectively, during the three months ended June 30, 2014. Excluding the impact of these acquisitions, value added sales, defined as net sales less revenue from the direct purchase and resale of precious metals, increased by approximately $9,200 on higher volumes from the Arlon and Building Materials groups, which were partially offset by lower sales volume from the Tubing group. The average silver market price was approximately $19.64 per troy ounce in the second quarter of 2014, as compared to $23.19 per troy ounce in the same period in 2013.

Net sales for the six months ended June 30, 2014 increased by $26,298, or 7.9% when compared to the same period in 2013. The change in net sales reflects approximately $23,000 in incremental sales associated with HNH's recent acquisitions and a net increase from core growth of approximately $16,000, which were partially offset by a reduction of approximately $12,700 in net sales due to lower average precious metal prices, principally due to silver. The acquisitions of Wolverine Joining and PAM, net of sales volume transferred to or from the acquired business unit as part of HNH’s integration activities, provided incremental net sales of approximately $16,700 and $6,300, respectively, during the six months ended June 30, 2014. Excluding the impact of these acquisitions, value added sales, defined as net sales less revenue from the direct purchase and resale of precious metals, increased by approximately $16,000 on higher volumes from the Arlon and Building Materials groups, which were partially offset by lower sales volume from the Tubing group. The average silver market price was approximately $19.89 per troy ounce in the first six months of 2014, as compared to $26.52 per troy ounce in the same period in 2013.

Gross profit for the three months ended June 30, 2014 increased by $6,576, or 13.1%, when compared to the same period of 2013, and, as a percentage of net sales, increased to 29.1% as compared to 27.6% in 2013. The change in gross profit reflects approximately $1,600 in incremental gross profit associated with HNH's recent acquisitions and a net increase from core growth of approximately $4,600, which were partially offset by a reduction of approximately $300 in gross profit due to lower average precious metal prices. The acquisitions of Wolverine Joining and PAM, net of sales volume transferred to or from the acquired business unit as part of HNH's integration activities, provided incremental gross profit of approximately $500 and $1,200, respectively, during the second quarter of 2014. Higher sales volume in the Arlon and Building Materials groups lead to the increase in gross profit from HNH's core business. The gross profit margin increase was principally due to higher sales volume from HNH's Building Material and Arlon groups, and associated favorable production variances, as well as favorable product mix from the Joining Materials group, which was partially offset by unfavorable production variances in the Tubing group due to lower sales volume.

Gross profit for the six months ended June 30, 2014 increased by $7,785, or 8.3%, when compared to the same period of 2013, and, as a percentage of net sales, was relatively flat compared to the same period last year. The change in gross profit reflects approximately $3,200 in incremental gross profit associated with HNH's recent acquisitions and a net increase from core growth of approximately $5,500, which were partially offset by a reduction of approximately $1,400 in gross profit due to lower average precious metal prices. The acquisitions of Wolverine Joining and PAM, net of sales volume transferred to or from the acquired business unit as part of HNH’s integration activities, provided incremental gross profit of approximately $1,200 and $2,100, respectively, during the first half of 2014. Higher sales volume from the Arlon and Building Materials groups lead to the increase in gross profit from HNH's core business, which was partially offset by unfavorable production variances in the Tubing group due to lower sales volume.

SG&A expenses for the three months ended June 30, 2014 were relatively flat when compared to the same period of 2013. SG&A expenses increased by $3,071, or 4.7%, for the six months ended June 30, 2014, compared to the same period of 2013. The higher SG&A expense in the six months ended June 30, 2014 includes approximately $2,400 in incremental expenses from the Wolverine Joining and PAM acquisitions, as well as an increase of approximately $1,100 from HNH's core business, primarily due to increases in selling and personnel costs in the Building Materials and Kasco groups during the six months ended June 30, 2014.

Interest expense decreased by $24, or 1.5%, for the three months ended June 30, 2014, and decreased by $1,850, or 36.9%, for the six months ended June 30, 2014, compared to the same periods in 2013. Interest expense for the six months ended June 30, 2013 included a loss associated with HNH's redemption of its 10% subordinated secured notes due 2017 ("Subordinated Notes"), including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts. Interest expense was also favorably impacted by lower average interest rates for the three and six months of 2014, principally due to the redemption of the Subordinated Notes.

Derivative activity loss was $606 for the three months ended June 30, 2014, compared to income of $1,492 in the same period of 2013. The results in both periods was attributable to HNH's commodity contracts. HNH utilizes commodity forward and futures contracts to mitigate the impact of price fluctuations on its precious metal and certain non-precious metal inventories. The factors that affect the gain or loss on these derivative instruments are changes in the price of the associated metals and the amount of ounces hedged.

Derivative activity loss was $466 for the six months ended June 30, 2014, compared to income of $1,053 in the same period of 2013. The loss in 2014 was attributable to HNH's commodity contracts. Of the income in 2013, $1,846 was attributable to precious metal contracts, partially offset by a loss of $793 on the embedded derivative features of HNH's Subordinated Notes and related warrants.

Income (Loss) of Associated Companies

Income (Loss) of associated companies includes income or loss recognized on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee. JPS and SLI are both accounted for at fair value with changes recorded in Income (Loss) of associated companies in the Company's Consolidated Statements of Operations. JPS was previously classified as an available-for sale security until the second quarter of 2013 (see Note 4 – "Investments" to the SPLP financial statements found elsewhere in this Form 10-Q for additional information).

Energy Segment

SPLP's Energy segment consists of its consolidated subsidiary Steel Excel. Steel Excel provides drilling and production services to the oil and gas industry. In addition, Steel Excel has a sports business ("Steel Sports"). The operations of Steel Sports are not considered material and are included in our Energy segment. The following presents a summary of the Energy segment operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$51,924	$28,762	$97,083	$55,113
Cost of sales	35,918	19,755	69,941	38,107
Gross profit	16,006	9,007	27,142	17,006
Selling, general and administrative expenses	10,876	6,733	20,813	12,728
Interest income, net	(467)	(1,223)	(1,167)	(1,821)
Other (income) expense, net	(712)	1,068	(3,639)	(22)
Net income from continuing operations before income taxes	6,309	2,429	11,135	6,121
Income (Loss) from associated companies	2,874	(80)	1,441	(80)
Total segment income	$9,183	$2,349	$12,576	$6,041

For the three months ended June 30, 2014, net revenues increased $23,162, or 80.5%, when compared to the same period of 2013. The increase was due to $19,600 in revenues from the acquisition of the assets of Black Hawk Inc., which was acquired in December 2013, and an increase in revenues of $500 in other energy operations. Net revenues from Steel Excel's sports businesses increased by $3,100 primarily as a result of $2,600 in revenues from UK Elite, which was acquired in June 2013, and an increase in revenues of $400 from baseball operations.

For the six months ended June 30, 2014, net revenues increased $41,970, or 76.2%, when compared to the same period of 2013. The increase was due to $36,000 in revenues from the acquisition of the assets of Black Hawk Inc., which was acquired in December 2013, and an increase in revenues of $2,000 in other energy operations due to increased rig utilization in the period. Net revenues from Steel Excel's sports businesses increased by $4,000 primarily as a result of $3,200 in revenues from UK Elite, which was acquired in June 2013, and an increase in revenues of $700 in baseball operations from the recently completed indoor facility.

Gross profit for the three months ended June 30, 2014, increased by $6,999, or 77.7%, as compared to the same period of 2013, and as a percentage of revenue declined to 30.8% from 31.3%. Gross profit from energy businesses increased by $5,300 and as a percentage of revenue declined slightly to 27.8% in the second quarter of 2014 from 28.7% in the comparable 2013 period. Gross profit in the energy business increased as a result of $6,000 in gross profit from the acquisition of the assets of Black Hawk Inc. in December 2013. This increase was partially offset in by a decrease in gross profit of $700 in the energy group's other operations due primarily to rig utilization for snubbing services. Gross profit from Steel Excel's sports businesses in the 2014 period increased by $1,700 primarily as a result of $1,500 in gross profit from UK Elite and an increase in gross profit of $200 from baseball operations.

Gross profit for the six months ended June 30, 2014, increased by $10,136, or 59.6%, as compared to the same period of 2013, and as a percentage of revenue declined to 28.0% from 30.9%. Gross profit from energy businesses increased by $8,500, but as a percentage of revenue declined to 27.4% in the first six months of 2014 from 29.7% in the comparable 2013 period. The gross profit increase was as a result of $10,100 in gross profit from the acquisition of the assets of Black Hawk Inc. in December 2013. This increase was partially offset in by a decrease in gross profit of $1,600 in other energy operations due primarily to a decline in rig utilization for snubbing services in the second quarter of 2014 and a decline in average revenue per rig hour, increased rig staffing and related costs, and additional costs incurred because of adverse weather conditions in the first quarter of 2014. Gross profit from Steel Excel's sports businesses in the 2014 period increased by $1,700 primarily as a result of $1,300 in gross profit from UK Elite and an increase in gross profit of $400 from baseball operations.

Selling, general and administrative expenses for the three and six months ended June 30, 2014 increased by $4,143 and $8,085, respectively, as compared to the same periods of 2013 primarily as a result of the acquisition of the assets of Black Hawk Inc. and the acquisition of UK Elite, both of which were acquired subsequent to the second quarter of 2013.

Interest income, net of $467 in the three months ended June 30, 2014 decreased by $756 as compared to the same period in 2013 as a result of increased interest expense of $700 resulting from the borrowings under Steel Excel's Amended Credit Agreement (see Note 13 – "Debt and Capital Lease Obligations").

Interest income, net of $1,167 in the six months ended June 30, 2014 decreased by $654 as compared to the same period in 2013 primarily as a result of increased interest expense of $1,400 primarily associated with the borrowings under Steel Excel's Amended Credit Agreement, partially offset by an increase in interest income of $800 from Steel Excel investing in higher yield money market funds and corporate obligations in the 2014 period (see Note 13 – "Debt and Capital Lease Obligations").

Other income, net of $712 in the three months ended June 30, 2014 primarily represented realized gains on the sale of marketable securities. Other income, net of $3,639 in the six months ended June 30, 2014 primarily represented realized gains on the sale of marketable securities.

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

The following presents a summary of the Financial Services segment operating results as reported in our consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Interest income (including fees)	$5,096	$5,314	$8,867	$9,819
Non-interest income	2,927	1,957	6,122	3,761
	8,023	7,271	14,989	13,580
Costs and expenses:
Selling, general and administrative expenses	2,777	2,441	5,619	4,898
Interest	137	128	273	277
(Recovery of) provision for loan losses	(63)	22	(153)	(31)
	2,851	2,591	5,739	5,144
Net income from continuing operations before income taxes	$5,172	$4,680	$9,250	$8,436

Interest Income

Interest income decreased by $218, or 4.1%, in the three months ended June 30, 2014, compared to the same period of 2013 and decreased $952, or 9.7%, in the six months ended June 30, 2014. compared to the same period in 2013. These decreases were primarily due to the discontinuance of a lending program.

Noninterest Income

Noninterest income increased $970, or 49.6% for the three months ended June 30, 2014, compared to the same period of 2013 and increased $2,361, or 62.8%, in the six months ended June 30, 2014, compared to the same period in 2013. The increases were due primarily to the addition of three new contractual lending programs and increased volume in the existing contractual lending programs.

Selling General and Administrative Expenses

SG&A expenses increased $385, or 15.7%, for the three months ended June 30, 2014, and $721, or 14.7% , for the six months ended June 30, 2014, compared to the same periods last year. The increases were due primarily to higher personnel costs.
Interest Expense
Interest expense represents interest accrued on WebBank depositor accounts. Interest expense was relatively flat for the three and six months ended June 30, 2014, compared to the same periods of 2013.

Recovery of Loan Losses

At June 30, 2014, WebBank had an estimated $515 of impaired loans (of which $95 is guaranteed by the USDA or SBA) and an allowance for loan losses of $362.

WebBank routinely obtains appraisals on underlying collateral of nonperforming loans and records a provision for losses if the value of the collateral declines below the value of the loans. WebBank recorded a reduction in the provision for loan losses of $63 for the three months ended June 30, 2014, compared to an increase of $22 for the three months ended June 30, 2014. For the six months ended June 30, 2014 WebBank recorded a reduction of provision for loan losses of $153 compared to a reduction of $31 for the six months ended June 30, 2013.

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

The following presents a summary of Corporate and Other segment operating results as reported in our consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Investment and other income	$141	$208	$546	$429
Net investment (losses) gains	(631)	156	(791)	1,781
	(490)	364	(245)	2,210
Costs and expenses:
Selling, general and administrative expenses	3,922	7,766	9,519	17,287
Interest expense	150	135	212	201
Impairment charges	—	—	—	1,510
Other expense	62	341	119	448
Total costs and expenses	4,134	8,242	9,850	19,446
Loss from continuing operations before loss from equity method investments and investments held at fair value	(4,624)	(7,878)	(10,095)	(17,236)
Equity Method Investments:
Associated Companies:
MLNK	(5,182)	(1,403)	(22,460)	(6,549)
CoSine	(80)	(133)	(206)	(245)
Fox & Hound Acquisition Corp. ("Fox & Hound")	—	(76)	—	(5,315)
Other	(51)	—	(162)
Income (Loss) from other investments - related party	1,475	(1,227)	1,473	(158)
Loss from equity method investments	(3,838)	(2,839)	(21,355)	(12,267)
(Loss) Income from investments held at fair value	(792)	4,388	(3,238)	(4,890)
Net loss from continuing operations	$(9,254)	$(6,329)	$(34,688)	$(34,393)

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

Net investment losses for the three months ended June 30, 2014 were $631 compared to net investment gains of $156 in the same period of 2013. Net investment losses for the six months ended June 30, 2014 were $791 compared to net investment gains of $1,781 in the same period of 2013. The results in all periods were primarily due to changes in value of foreign currency instruments.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of payroll, legal, accounting, audit, tax, management fee and other professional fees. SG&A expenses decreased by $3,844 or 49.5% in the three months ended June 30, 2014, and decreased by $7,768, or 44.9% in the six months ended June 30, 2014, compared to the same periods in 2013. The decreases in both the quarter and year-to-date periods were primarily due to lower non-cash incentive unit expense recorded in the second quarter and first six months of 2014 (see Note 15 – "Capital and Accumulated Other Comprehensive Income" to the SPLP financial statements found elsewhere in this Form 10-Q).

Interest Expense

In the ordinary course of business the Company may enter into foreign currency transactions which, in effect, in certain circumstances, may represent borrowings from the counterparty. Interest expense represents interest and other fees on such transactions.

Impairment Charges

In the six months ended June 30, 2013, the Company recorded an impairment charge of $1,510 related to its investment in a Japanese real estate partnership (see Note 4 – "Investments" to the SPLP financial statements found elsewhere in this Form 10-Q).

Equity Method Investments

Associated Companies

We record income or loss on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee. As noted in the table above, the change within the Corporate and Other segment for the quarter ended June 30, 2014 was primarily due to a decrease in the fair value of MLNK in the second quarter of 2014 (which is accounted for at fair value). The change for the six months ended June 30, 2014 was primarily due to a decrease in the fair value of MLNK, partially offset by the non-recurring loss recorded in the six months ended of June 30, 2013 related to Fox & Hound (see Note 4 – "Investments" to the SPLP financial statements included elsewhere in this Form 10-Q for additional information).

Income (Loss) From Other Investments - Related Party

Income (Loss) from other investments - related party represents the change in fair value that we recognize on our 43.75% investment in each series of the SPII Liquidating Trust (for additional information see Note 4 - “Investments” to the SPLP financial statements found elsewhere in this Form 10-Q). The income or loss in all periods is primarily due to the change in fair value the series of the Liquidating Trust which holds an interest in Steel Partners China Access I L.P. and Steel Partners II Japan Strategic Fund. For additional information on both of these investments, see Note 4 – “Investments” to the SPLP financial statements found elsewhere in this Form 10-Q.
Loss From Investments Held at Fair Value
Loss from investments held at fair value for the three and six months ended June 30, 2014 and 2013 includes income or loss that the Company recognizes on an available-for-sale security for which it had previously elected the fair value option and on the MLNK warrants. For additional information on both of these investments, see Note 4 – "Investments" to the SPLP financial statements found elsewhere in this Form 10-Q.

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
A tax provision of $9,719 and $8,062 was recorded for the three months ended June 30, 2014 and 2013, respectively and a tax provision of $12,399 and $8,710 was recorded for the six months ended June 30, 2014 and 2013, respectively.

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
Cash Flow Summary

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$448	$16,869
Net cash used in investing activities	(14,597)	(12,887)
Net cash (used in) provided by financing activities	(20,380)	1,946
Change for the period	$(34,529)	$5,928

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2014 was $448. Net income of $9,651 was impacted by certain non-cash items, partially offset by a decrease of $55,221 relating to changes in certain operating assets and liabilities. Of this decrease, $37,170 was from an increase in accounts receivable, $18,015 was from an increase in inventories, $1,314 was from an increase in prepaid and other assets and $7,587 was from an increase on loans held for sale. The increase in accounts receivable was primarily due to HNH which had higher net sales in the first six months of 2014, as compared to the fourth quarter of 2013 due to year-end plant shutdowns. These working capital decreases were partially offset by an increase of $10,830 in accounts payable and accrued and other liabilities.

Net cash provided by operating activities for the six months ended June 30, 2013 was $16,869. Net income of $13,735 was impacted by certain non-cash items, partially offset by a decrease of $23,950 relating to changes in certain operating assets and liabilities. Of this capital decrease, $831 was from a decrease in accounts payable and accrued and other liabilities, $24,463 was from an increase in accounts receivable, $8,525 was from an increase in prepaid and other assets, $1,003 was from an increase in inventories, partially offset by a $10,937 increase on loans held for sale. Net income was also impacted by $5,340 relating to net cash used by operating activities of discontinued operations.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $14,597. Significant items included purchases of property plant and equipment of $17,392, reclassification of restricted cash of $20,921, purchases of subsidiary shares from noncontrolling interests of $3,045 and other activity of $3,000, partially offset by net proceeds from sales of investments of $28,702,

Net cash used in investing activities for the six months ended June 30, 2013 was $12,887. Significant items included acquisitions, primarily by HNH of $60,639, investments in associated companies of $31,127, which primarily relates to our investment in ModusLink, a net increase in loans and other receivables of $10,313 and purchases of property plant and equipment of $10,473. These cash uses from investing activities were partially offset by increases due to proceeds from the sales of discontinued operations of $41,872 and net proceeds from investment sales and maturities of $55,993.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2014 was $20,380. This was due primarily to cash used to purchase the Company's treasury units of $49,470, subsidiary repurchases of their common stock of $10,274 and repayments of term loans of $13,016, partially offset by net proceeds received from revolver borrowings of $46,932, proceeds from term loans of $6,318, net change in overdrafts of $1,912 and a net increase in deposits of $1,782.

Net cash provided by financing activities for the six months ended June 30, 2013 was $1,946. This was due primarily to net revolver borrowings of $53,800 and proceeds from term loans of $10,000, partially offset by repayments of term loans of $19,812, subsidiary repurchases of their common stock of $20,724, repurchases of subordinated notes of $11,323 and subsidiary's purchases of the Company's common units of $8,366.

LIQUIDITY AND CAPITAL RESOURCES

Holding Company

SPLP (excluding its operating subsidiaries, the “Holding Company”) is a global diversified holding company whose assets principally consist of the stock of its direct subsidiaries, cash and cash equivalents and other non-controlling investments in debt and equity securities. Its principal potential sources of funds are available cash resources, investments, borrowings, public and private capital market transactions, repayment of subsidiary advances, distributions or dividends from subsidiaries, as well as dispositions of existing businesses and investments. The Holding Company’s investments are subject to changes that may result in amounts realized from any future sales that are at times significantly different from the value we are reporting at June 30, 2014. These investments, including those accounted for under the equity method, can be impacted by market conditions, changes in the specific business environments of our investees or by the underlying performance of these businesses.

In addition to cash and cash equivalents, the Holding Company considers investments at fair value included in its consolidated balance sheet as being generally available to meet its liquidity needs. Investments at fair value are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a reasonable period of time. As of June 30, 2014, the Holding Company had cash and cash equivalents of approximately $12,200 and investments of approximately $244,000. The Holding Company had $26,001 of restricted cash, which serves as collateral with respect to foreign currency financial instruments. The Holding Company is not able to use these funds for other purposes, and the Holding Company does not consider this amount to be available to meet its liquidity needs.

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

The Holding Company and its operating businesses may use their available liquidity to make acquisitions of new businesses and other investments, but the timing and cost of any future investments cannot be predicted. The Company may seek external debt or equity financing and will rely on its existing liquidity to fund corporate overhead expenses and new acquisition opportunities. It may also dispose of existing businesses and investments. At June 30, 2014, the Holding Company and its consolidated subsidiaries had, in the aggregate, cash and cash equivalents of $169,505 available for operations in the ordinary course of business and for the acquisition of interests in businesses.

On October 23, 2013 the Company entered into a Credit Agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC"), as administrative agent for the lenders thereunder. The Credit Facility provides for a revolving credit facility with borrowing availability of up to $50,000 which the Company may use for its working capital and investment needs and for the reimbursement of letters of credit. Amounts outstanding under the Credit Facility bear interest at LIBOR plus 1.00%, and are collateralized by first priority security interests of certain of the Company's deposit accounts and publicly traded securities. The Credit Facility contains customary affirmative and negative covenants, including a minimum cash balance covenant, and customary events of default. All amounts outstanding under the Credit Facility are due and payable in full on October 23, 2016. In April 2014, the Company borrowed approximately $47,500 under the Credit Facility in connection with a tender offer for its common units (see Note 15 – "Capital and Accumulated Other Comprehensive Income" to the SPLP financial statements found elsewhere in this Form 10-Q for additional information). The Amount outstanding under the Credit Facility was $36,582 as of June 30, 2014.

Discussion of Segment Liquidity and Capital Resources

HNH

As of June 30, 2014, HNH’s current assets totaled $231,430, its current liabilities totaled $97,997, and its working capital was $133,433, as compared to working capital of $104,543 as of December 31, 2013. HNH's cash used in operations was $1,558 in the three months ended June 30, 2014 compared to $3,314 in the 2013 period. SPLP's consolidated financial statements reflect pre-tax income from continuing operations of $21,101 and $29,466 relating to HNH for the three and six months ended June 30, 2014.

HNH's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, the parent company, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan. HNH does not expect these restrictions to have an impact on HNH's ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Corporation Pension Plan and paying HNH's administrative costs. HNH expects to have required minimum contributions to the WHX Corporation Pension Plan of $16,900 for the remainder of 2014, and $21,400, $16,800, $15,500, $13,700 and $27,200 in 2015, 2016, 2017, 2018, and for the five years thereafter, respectively. Such required contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

HNH believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. As of June 30, 2014, H&H Group's availability under its senior secured revolving credit facility was $56,400. HNH's ability to satisfy its debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets in which it operates, as well as financial, business and other factors, some of which are beyond its control. The ability of H&H Group to draw on its senior secured revolving credit facility is limited by a borrowing base of accounts receivable and inventory. In addition, HNH's senior secured credit facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants. There can be no assurances that H&H Group will continue to have access to its lines of credit if its financial performance does not satisfy the relevant borrowing base criteria and financial covenants set forth in the financing agreement. If H&H Group does not meet certain of its financial covenants or satisfy its borrowing base criteria, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

In June 2014, WHX CS Corp., a wholly-owned subsidiary of HNH, entered into a credit agreement ("WHX CS Loan"), which provides for a term loan facility with borrowing availability of up to a maximum aggregate principal amount of $15,000. Proceeds from borrowings under this agreement may be used for general corporate needs and investment purposes. Availability under the WHX CS Loan is equal to 50% of the value of HNH's investment in ModusLink common stock. Draw-downs are available for a period of up to twelve months ending June 3, 2015. Amounts advanced and repaid under the agreement may not be reborrowed. At the end of the draw-down period, the principal drawn will be converted into a two year term loan with a five year amortization and associated quarterly principal payments. All amounts outstanding under the WHX CS Loan are due and payable in full on June 3, 2017. As of June 30, 2014, borrowings under the WHX CS Loan totaled $4,500, and the related proceeds were utilized to fund repurchases of HNH's common stock under its 2014 common stock repurchase program.

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

DGT

At April 30, 2014, its most recent fiscal period, DGT had approximately $3,000 in cash and cash equivalents and approximately $48,750 of investments.

DGT's operations currently consist of a real estate business from rental buildings retained from the sale of its Power Conversion business on August 16, 2012 and the sale of its Medical Systems Group on November 3, 2011. Continuing operations consist of the real estate business, investments, and general and administrative expenses.

Steel Excel

As of June 30, 2014, Steel Excel's working capital was approximately $218,176. Steel Excel's principal source of liquidity is cash, cash equivalents and marketable securities on hand.

At June 30, 2014, Steel Excel had approximately $226,695 in cash, cash equivalents and marketable securities. The marketable securities included short-term deposits, corporate debt and equity instruments and mutual funds. In the future, Steel Excel may make additional acquisitions of businesses, and may use a significant portion of its available cash balances for such acquisitions or for working capital needs thereafter.

Steel Excel's credit agreement (the “Amended Credit Agreement”) with Wells Fargo Bank National Association, RBS Citizens, N.A., and Comerica Bank provided for a borrowing capacity of $105,000 consisting of a $95,000 secured term loan (the “Term Loan”) and up to $10,000 in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. Borrowings under the Amended Credit Agreement, which totaled $85,900 at June 30, 2014, are collateralized by substantially all the assets of Steel Energy Ltd. ("Steel Energy") and its wholly-owned subsidiaries Sun Well Service, Inc. (“Sun Well”), Rogue Pressure Services, LLC (“Rogue”), and Black Hawk Energy Services Ltd. (Black Hawk Ltd.), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk Ltd. Steel Excel was in compliance with all financial covenants of the Amended Credit Agreement as of June 30, 2014.

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

WebBank

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations such as certificate of deposit maturities and to fund customer credit needs. WebBank had $90,987 and $90,452 in cash and cash equivalents at June 30, 2014 and December 31, 2013, respectively. WebBank had $13,400 in lines of credit from its correspondent banks at June 30, 2014 and December 31, 2013 and had $31,797 and $29,055 available from the Federal Reserve discount window at June 30, 2014 and December 31, 2013, respectively. WebBank had a total of $136,184 and $132,907 in cash, lines of credit, and access to the Federal Reserve Bank discount window at June 30, 2014 and December 31, 2013, respectively, which represents approximately 76% and 77%, respectively, of WebBank's total assets.

Contractual Commitments and Contingencies

There were no material changes in the Company's contractual obligations at June 30, 2014, as compared to those reported in the Company's annual report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Risk

We have off-balance sheet risk related to certain financial instruments, including futures, options, foreign currency financial instruments, undisbursed loan commitments, and short sales of corporate securities. Each of these financial instruments and activities contains varying degrees of off-balance sheet risk whereby the fair values of the securities underlying the financial instruments may be in excess of, or less than, the contract amount. The settlement of these transactions is not expected to have a significant effect upon our consolidated financial statements. For additional information regarding these arrangements, refer to Note 6 – "Financial Instruments," to the SPLP financial statements contained elsewhere in this Form 10-Q

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2014 compared to those reported in our 2013 Form 10-K.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act the Company conducted an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2014 the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business.  For further information regarding our legal proceedings, see our Legal Proceedings set forth in Note 20 – “Commitments and Contingencies,” to the SPLP consolidated financial statements included in Part I of this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

On March 25, 2014, the Company commenced the Offer to purchase for cash up to $49,000 in value of its common units. The Offer expired at 5:00 P.M., Eastern Time, on April 23, 2014. Pursuant to the Offer, the Company purchased 2,969,696 common units.

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

The following table summarizes the repurchases made during the three months ended June 30, 2014, in connection with the Offer.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

April 1, 2014 through April 30, 2014	2,969,696	$16.50	2,969,696	$4,425
May 1, 2014 through May 31, 2014	—	$—	—	$4,425
June 1, 2014 through June 30, 2014	—	$—	—	$4,425
	2,969,696		2,969,696
(1) Approximate dollar value of Common units available for purchase under the Repurchase Program.

Item 6. Exhibits

Exhibit No.	Description

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 7, 2014	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ James F. McCabe, Jr.
James F. McCabe, Jr.
Chief Financial Officer
(Principal Accounting Officer)