Form 10-Q
period 2014-09-30
STEEL PARTNERS HOLDINGS L.P.
filed 2014-11-06
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the Registrant’s common units as of October 31, 2014 was 27,547,482.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(unaudited)
(in thousands, except common units)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$164,074	$203,980
Restricted cash	44,723	26,340
Marketable securities	169,635	178,485
Trade and other receivables (net of allowance for doubtful accounts of $2,307 in 2014 and $1,981 in 2013)	127,349	102,864
Receivable from related parties	931	1,050
Loans receivable, net	47,051	26,360
Inventories, net	76,499	66,639
Deferred tax assets - current	22,291	21,722
Prepaid and other current assets	17,291	17,867
Assets of discontinued operations	3,172	4,406
Total current assets	673,016	649,713
Long-term loans receivable, net	63,428	49,956
Goodwill	93,995	93,943
Intangible assets, net	136,392	146,427
Deferred tax assets - non-current	25,014	33,096
Other non-current assets	47,579	43,013
Property, plant and equipment, net	212,427	210,657
Long-term investments	298,885	295,440
Total Assets	$1,550,736	$1,522,245

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets (continued)
(unaudited)
(in thousands, except common units)

	September 30, 2014	December 31, 2013
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$53,349	$39,524
Accrued liabilities	46,933	45,317
Financial instruments	44,723	25,090
Deposits	86,530	87,319
Payable to related parties	873	2,572
Short-term debt	629	650
Current portion of long-term debt	13,566	26,033
Deferred tax liabilities - current	3,096	3,045
Other current liabilities	6,852	4,586
Liabilities of discontinued operations	1,007	1,138
Total current liabilities	257,558	235,274
Long-term deposits	57,420	30,887
Long-term debt	323,330	223,355
Accrued pension liability	124,522	143,705
Deferred tax liabilities - non-current	5,252	3,218
Other liabilities	12,757	13,146
Total Liabilities	780,839	649,585
Commitments and Contingencies	—	—
Capital:
Partners’ capital common units: 27,711,201 and 31,129,065 issued and outstanding (after deducting 8,800,330 and 5,373,241 held in treasury, at cost of $135,694 and $78,977) at September 30, 2014 and December 31, 2013, respectively	510,655	574,998
Accumulated other comprehensive income	41,922	41,584
Total Partners’ Capital	552,577	616,582
Noncontrolling interests in consolidated entities	217,320	256,078
Total Capital	769,897	872,660
Total Liabilities and Capital	$1,550,736	$1,522,245

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Diversified industrial net sales	$188,701	$171,874	$546,040	$502,915
Energy net sales	58,583	31,418	155,666	86,531
Financial services revenue	9,309	7,162	24,298	20,742
Investment and other income	669	119	1,215	548
Net investment gains (losses)	1,438	(262)	647	1,519
Total revenue	258,700	210,311	727,866	612,255
Costs and expenses
Cost of goods sold	177,151	145,039	502,594	420,449
Selling, general and administrative expenses	49,061	53,895	153,752	154,476
Impairment charges	1,224	1,010	1,224	2,520
Finance interest expense	207	164	569	524
Provision for (Recovery of ) loan losses	102	(5)	(52)	(35)
Interest expense, net	2,037	1,428	4,162	4,744
Realized and unrealized (gain) loss on derivatives	(1,320)	351	(854)	(702)
Other expense (income), net	1,296	(1,421)	(2,227)	(1,209)
Total costs and expenses	229,758	200,461	659,168	580,767
Income from continuing operations before income taxes and equity method income (loss)	28,942	9,850	68,698	31,488
Income tax provision	11,432	7,363	23,831	16,073
Income (Loss) from equity method investments and investments held at fair value:
Income (Loss) of associated companies, net of taxes	12,655	(15,454)	(3,328)	(12,441)
Income from other investments - related party	613	900	2,086	742
(Loss) Income from investments held at fair value	(9,988)	225	(13,226)	(4,665)
Net income (loss) from continuing operations	20,790	(11,842)	30,399	(949)
Discontinued operations:
Loss from discontinued operations, net of taxes	—	(603)	—	(2,192)
Gain on sale of discontinued operations, net of taxes	—	1,863	42	6,294
Net income from discontinued operations	—	1,260	42	4,102
Net income (loss)	20,790	(10,582)	30,441	3,153
Net income attributable to noncontrolling interests in consolidated entities:
Continuing operations	(6,763)	(4,236)	(19,303)	(12,581)
Discontinued operations	—	(628)	(22)	(1,871)
	(6,763)	(4,864)	(19,325)	(14,452)
Net income (loss) attributable to common unitholders	$14,027	$(15,446)	$11,116	$(11,299)
Net income (loss) per common unit - basic
Net income (loss) from continuing operations	$0.50	$(0.54)	$0.38	$(0.45)
Net income from discontinued operations	—	0.02	—	0.07
Net income (loss) attributable to common unitholders	$0.50	$(0.52)	$0.38	$(0.38)
Net income (loss) per common unit - diluted
Net income (loss) from continuing operations	$0.50	$(0.54)	$0.38	$(0.45)
Net income from discontinued operations	—	0.02	—	0.07
Net income (loss) attributable to common unitholders	$0.50	$(0.52)	$0.38	$(0.38)
Weighted average number of common units outstanding - basic	27,783,417	29,663,204	29,097,773	30,015,739
Weighted average number of common units outstanding - diluted	27,808,871	29,663,204	29,141,054	30,015,739

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$20,790	$(10,582)	$30,441	$3,153
Other comprehensive income (loss), net of tax:
Gross unrealized (losses) gains on available-for-sale securities, net of tax	(7,997)	2,019	5,567	48,605
Reclassification of realized (gains) and losses, net of tax (a)	(1,045)	(2,792)	(2,709)	(13,257)
	(9,042)	(773)	2,858	35,348
Currency translation adjustment	(1,098)	304	(1,121)	(416)
Reclassification of currency translation adjustment	—	(2,566)	—	(2,566)
	(1,098)	(2,262)	(1,121)	(2,982)
Change in post-retirement benefit obligation, net of tax	—	—	—	869
Other comprehensive (loss) income	(10,140)	(3,035)	1,737	33,235
Comprehensive income (loss)	10,650	(13,617)	32,178	36,388
Comprehensive income attributable to non-controlling interests	(5,625)	(4,403)	(20,724)	(17,656)
Comprehensive income (loss) attributable to common unit holders	$5,025	$(18,020)	$11,454	$18,732

Tax provision (benefit) on gross unrealized gains and losses on available-for-sale securities	$586	$(675)	$(3,449)	$(5,820)
Tax provision on reclassification of realized gains and losses	$434	$687	$1,296	$2,576
Tax provision on change in post-retirement benefit obligation	$—	$—	$—	$580

(a)
For the three months ended September 30, 2014 unrealized holding gains of $1,083 were reclassified to Other expense (income), net and unrealized holding gains of $297 were reclassified to Net investment gains (losses), respectively.

For the three months ended September 30, 2013 reclassifications were: 1) Unrealized holding gains of $987 to Net investment gains (losses) and 2) Unrealized holding losses of $1,805 to Other expense (income), net.
For the nine months ended September 30, 2014, unrealized holding gains of $2,660 and $384 were reclassified to Other expense (income), net and Net investment gains (losses), respectively.
For the nine months ended September 30, 2013, unrealized holding gains of $10,432, $1,834 and $991 were reclassified to Income (Loss) of associated companies, net of taxes, Other expense (income), net and Net investment gains (losses), respectively.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$30,441	$3,153
Adjustments to reconcile net income to net cash used in operating activities:
Net investment gains	(647)	(1,519)
Recovery of loan losses	(52)	(35)
Loss of associated companies	3,328	12,441
Income from other investments - related party	(2,086)	(742)
Loss from investments held at fair value	13,226	4,665
Gain on sale of discontinued operations	(42)	(6,294)
Deferred income taxes	12,318	12,342
Non-cash (income) loss from derivatives	(674)	457
Depreciation and amortization	31,890	26,287
Loss on early retirement of debt	—	1,782
Amortization of debt related costs	1,215	645
Reclassification of net cash settlements on derivative instruments	(180)	(1,159)
Stock based compensation	6,502	20,547
Impairment charges	1,224	2,520
Other	(2,570)	(929)
Net change in operating assets and liabilities:
Receivables	(29,263)	(17,233)
Receivables from related parties	119	140
Inventories	(10,246)	(1,851)
Prepaid and other assets	585	(1,570)
Accounts payable, accrued and other liabilities	(3,466)	(15,822)
Payable to related parties	(1,926)	(417)
Net (increase) decrease in loans held for sale	(20,961)	34,689
Net cash used in operating activities of discontinued operations	(121)	(6,009)
Net cash provided by operating activities	28,614	66,088
Cash flows from investing activities:
Purchases of investments	(99,296)	(198,568)
Proceeds from sales of investments	109,033	94,224
Maturities of marketable securities	4,705	134,958
Net increase in loans and other receivables	(14,641)	(17,770)
Purchases of property and equipment	(23,499)	(16,858)
Reclassification of restricted cash	(19,632)	(1,068)
Net cash settlements on derivative instruments	180	1,159
Proceeds from sale of assets	2,089	775
Acquisitions, net of cash acquired	(517)	(60,664)
Investments in associated companies	(144)	(36,329)
Proceeds from sales of discontinued operations	3,732	45,572
Net cash used in investing activities of discontinued operations	—	(298)
Other	(3,039)	617
Net cash used in investing activities	(41,029)	(54,250)

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows (continued)
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from financing activities:
Proceeds from term loans - Domestic	52,600	80,000
Repurchase of subordinated notes	(346)	(11,323)
Net revolver borrowings	213,379	38,800
Net borrowings (repayments) on loans – foreign	342	(1,834)
Repayments of term loans - domestic	(178,760)	(24,735)
Subsidiary's purchases of the Company's common units	(5,252)	(14,458)
Purchases of treasury units	(51,465)	—
Subsidiary purchases of their common stock	(80,948)	(33,790)
Purchase of subsidiary shares from noncontrolling interests	(3,045)	(869)
Deferred finance charges	(3,230)	(1,887)
Net change in overdrafts	2,546	4,933
Net increase (decrease) in deposits	25,744	(2,481)
Other	1,096	(702)
Net cash (used in) provided by financing activities	(27,339)	31,654
Net change for the period	(39,754)	43,492
Effect of exchange rate changes on cash and cash equivalents	(152)	(216)
Cash and cash equivalents at beginning of period	203,980	198,027
Cash and cash equivalents at end of period	$164,074	$241,303
Cash paid during the period for:
Interest	$7,956	$9,182
Taxes	$9,464	$13,891
Non-cash investing activities:
Net (increase) decrease in restricted cash from purchase of foreign currency financial instruments	$(632)	$110
Reclassification of available-for-sale securities to equity method investment	$27,647	$—
Securities received in exchange for financial instrument obligations	$19,341	$—
Non-cash financing activities:
Contribution of advances by non-controlling interest of subsidiary	$268	$—
Subsidiary restricted stock awards surrendered to satisfy tax withholding upon vesting	$14	$—

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statement of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unit Holders
	Common	Treasury Units		Partners’	Accumulated Other Comprehensive	Total Partners'	Non-controlling interests in Consolidated	Total
	Units	Units	Dollars	Capital	Income	Capital	Entities	Capital
Balance at December 31, 2013	36,502,306	(5,373,241)	$(78,977)	$574,998	$41,584	$616,582	$256,078	$872,660
Net income				11,116		11,116	19,325	30,441
Unrealized gain on available-for-sale investments					1,001	1,001	1,857	2,858
Currency translation adjustment					(663)	(663)	(458)	(1,121)
Vesting of restricted units	9,225			323		323	—	323
Equity compensation- subsidiaries				2,887		2,887	2,189	5,076
Subsidiary's purchases of the Company's common units		(309,335)	(5,252)	(5,252)		(5,252)	—	(5,252)
Purchases of treasury units		(3,117,754)	(51,465)	(51,465)		(51,465)	—	(51,465)
Subsidiary purchases of their common stock				(33,666)		(33,666)	(47,282)	(80,948)
Purchases of subsidiary shares from noncontrolling interests				11,666		11,666	(14,711)	(3,045)
Other, net				48		48	322	370
Balance at September 30, 2014	36,511,531	(8,800,330)	$(135,694)	$510,655	$41,922	$552,577	$217,320	$769,897

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
Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority or wholly-owned subsidiaries, which include the following:

	Ownership as of
	September 30, 2014	December 31, 2013
BNS Liquidating Trust ("BNS Liquidating Trust")	84.9%	84.9%
DGT Holdings Corp. ("DGT") (a)	82.7%	76.7%
Handy & Harman Ltd. ("HNH")	66.1%	54.9%
SPH Services, Inc. ("SPH Services")	100.0%	100.0%
Steel Excel Inc. ("Steel Excel")	57.9%	55.1%
WebFinancial Holding Corporation ("WebFinancial")	100.0%	100.0%
(a) DGT’s financial statements are recorded on a two-month lag, and as a result, the Company's Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the three and nine months ended September 30, 2014 includes DGT’s activity as of and for its three and nine months ended July 31, 2014.

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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in an entity's financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

2. ACQUISITIONS

There were no significant acquisitions in the first nine months of 2014.
2013 Acquisitions
HNH - Wolverine Joining Technologies, LLC

On April 16, 2013, HNH and its indirect subsidiary, Lucas-Milhaupt Warwick LLC (collectively, the "Buyer"), entered into an asset purchase agreement ("Purchase Agreement") with Wolverine Tube, Inc. ("Wolverine") and its subsidiary, Wolverine Joining Technologies, LLC ("Wolverine Joining" and, together with Wolverine, "Seller"), pursuant to which the Buyer agreed to purchase substantially all of the assets of the Seller used in the business of Wolverine Joining, consisting of assets used for the development, manufacturing and sale of brazing, flux and soldering products, and the alloys for electrical, catalyst and other industrial specialties, other than certain leased real property, and to assume certain liabilities related to such business. By acquiring Wolverine Joining, HNH increased its capacity to produce brazing filler metals and fluxes, and broadened its platform for continued global expansion. The purchase price for the acquisition was approximately $59,700, reflecting a final working capital adjustment and certain other reductions totaling approximately $300 as provided in the Purchase Agreement. The closing of this transaction occurred on April 26, 2013. Funding of the purchase price for the acquisition was from cash on hand and borrowings under HNH's then existing senior secured credit facility, which was amended in connection with the acquisition as discussed in Note 13 – "Debt and Capital Lease Obligations."

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

The goodwill of $14,767 arising from the acquisition consists largely of the synergies expected from combining the operations of the Buyer and Seller. All of the goodwill is assigned to SPLP's Diversified Industrial segment and is expected to be deductible for income tax purposes. Other intangibles consist primarily of acquired trade names of $4,600 and customer relationships of $9,000. The intangible assets have been assigned 20-year useful lives based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and long-standing relationships Wolverine Joining has with its existing customer base. The valuation of acquired trade names was performed utilizing a relief from royalty method, and significant assumptions used in the valuation included the royalty rate assumed and the expected level of future sales. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales.

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

Steel Excel - Black Hawk Acquisition
On December 16, 2013, Steel Excel acquired the business and substantially all of the assets of Black Hawk Energy Services, Inc. (“Black Hawk Inc.”), a provider of drilling and production services to the oil and gas industry, for approximately $60,800 in cash, subject to a post-closing working capital adjustment. The fair values recognized in 2013 in connection with this transaction were provisional pending Steel Excel's continued evaluation, including assessing any identifiable intangible assets acquired, and completing a valuation of the tangible and intangible assets. During 2014, Steel Excel recorded adjustments to the initial fair value estimates based on Steel Excel's continued assessment of the fair values of the assets and liabilities acquired, including a valuation. The following table summarizes the provisional fair values previously reported, the measurement period adjustments recognized in 2014, and the revised fair values of the assets and liabilities acquired.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

	Previously Reported	Measurement period adjustments	Revised
Accounts receivable	$9,663	$451	$10,114
Prepaid expenses and other current assets	208	111	319
Property and equipment	30,581	(493)	30,088
Intangible assets	—	12,210	12,210
Accounts payable	(1,333)	(251)	(1,584)
Accrued expenses	(1,756)	(404)	(2,160)
Total net identifiable assets	37,363	11,624	48,987
Goodwill	23,400	(12,824)	10,576
Net assets acquired	$60,763	$(1,200)	$59,563

The measurement period adjustments include an adjustment to the purchase price of $1,200, which represents a payment received by the Company in 2014 for the post-closing working capital adjustment. The intangible assets acquired represented customer relationships, a trade name, and a non-compete arrangement with estimated fair values of $11,300, $800, and $100, respectively. The intangible assets are being amortized over five-year periods. The revised amounts are subject to further revision pending Steel Excel's continued assessment of the fair values of the assets and liabilities acquired. The Company's Consolidated Balance Sheet at December 31, 2013, has been revised to reflect the measurement period adjustments as if they had been recognized at the acquisition date, including the amount due for the post-closing working capital adjustment. The measurement period adjustments did not have a material effect on the Company's Consolidated Statements of Operations for the year ended December 31, 2013.

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

Pro Forma Results

The following unaudited pro forma results of operations for the nine months ended September 30, 2013 assumes that the acquisitions of Wolverine and the assets of Black Hawk Inc. were made at the beginning of 2012. This unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisition had actually occurred at the beginning of 2012, or of the results that may be reported in the future. The 2013 supplemental pro forma earnings were adjusted to exclude $600 of acquisition-related costs incurred in 2013 and $500 of nonrecurring expense related to the fair value adjustment to acquisition-date inventories.

Nine Months Ended September 30,
2013
Revenue	$684,507
Net loss attributable to common unitholders	(6,422)
Net loss per common unit – basic and diluted	(0.21)

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

3. DISCONTINUED OPERATIONS

Assets and Liabilities of discontinued operations at September 30, 2014 and December 31, 2013 include certain assets and liabilities relating to HNH's discontinued operations, a sports business owned by Steel Excel and a building owned by DGT, which is held for sale. In the third quarter of 2014, the Company recorded an impairment to the building held for sale by DGT of approximately $1,224 to adjust the carrying value to its net realizable value.

	September 30, 2014	December 31, 2013
Assets of discontinued operations:
Other current assets	$672	$618
Property, plant and equipment, net	2,500	3,724
Other assets	—	64
Total assets	$3,172	$4,406
Liabilities of discontinued operations:
Trade payables and accrued liabilities	$1,007	$1,138
Total liabilities	$1,007	$1,138

Summary results for our discontinued operations included in the Company's Consolidated Statements of Operations are detailed in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$—	$709	$—	$21,134
Net loss	—	(603)	—	(2,192)
Loss after taxes and noncontrolling interests	—	(181)	(3)	(1,001)
Gain on sale of discontinued operations after taxes and noncontrolling interests	—	810	23	3,231

    Continental Industries

In January 2013, HNH divested substantially all of the assets and existing operations of its Continental business unit, a wholly owned subsidiary of Handy & Harman ("H&H"), for a cash sales price totaling approximately $37,400 less transaction fees, reflecting a working capital adjustment of approximately $100 paid in the third quarter of 2013. Proceeds of $3,700 were held in escrow as of December 31, 2013 pending resolution of certain indemnification provisions contained in the sales agreement and are included in Trade and other receivables in the Company's Consolidated Balance Sheets. This escrow balance was released and received in July 2014. Continental Industries manufactures plastic and steel fittings and connectors for natural gas, propane and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection and lightning protection. It was part of SPLP's Diversified Industrial reporting segment.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

In connection with the shut-down of ITM's operations, HNH initiated a series of restructuring activities, which included the termination of all of ITM's employees and certain building lease termination costs. The total cost of these restructuring activities was $900, which was accrued as of June 30, 2013. Payment for the majority of these costs occurred during the third quarter of 2013, and the remaining restructuring payments were completed by the end of 2013.

Indiana Tube Denmark

In 2008, HNH decided to exit the welded specialty tubing market in Europe and close its Indiana Tube Danmark A/S subsidiary ("ITD"). During 2009, ITD ceased operations and sold or disposed of its inventory and most of its equipment. HNH completed the final liquidation of ITD in July 2013 and recognized $2,600 in foreign currency translation gains in earnings during the third quarter of 2013, which were previously reported in Accumulated other comprehensive income on the Consolidated Balance Sheet.

4. INVESTMENTS

A) Short-Term Investments

Marketable Securities

The Company's short-term investments primarily consist of its marketable securities portfolio held by its subsidiary, Steel Excel. These marketable securities as of September 30, 2014, and December 31, 2013, are classified as "available-for-sale" securities, with changes in fair value recognized in stockholders' equity as Other comprehensive income (loss). The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investment.

The Company's portfolio of marketable securities was as follows:

	September 30, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Available for sale securities
Short-term deposits	$42,554	$—	$—	$42,554	$60,909	$—	$—	$60,909
Mutual funds	15,722	5,153	(116)	20,759	15,723	5,060	—	20,783
United States government securities	—	—	—	—	50,356	23	—	50,379
Equity securities	105,932	13,539	(2,675)	116,796	69,720	10,020	(5,181)	74,559
Commercial paper	—	—	—	—	1,799	—	—	1,799
Corporate obligations	31,248	995	(163)	32,080	31,356	885	(276)	31,965
Total marketable securities	195,456	19,687	(2,954)	212,189	229,863	15,988	(5,457)	240,394
Amounts classified as cash equivalents	(42,554)	—	—	(42,554)	(61,909)	—	—	(61,909)
Amounts classified as marketable securities	$152,902	$19,687	$(2,954)	$169,635	$167,954	$15,988	$(5,457)	$178,485

The Company's investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As market interest rates and bond yields increase, those securities purchased with a lower yield-at-cost will be in an unrealized loss position. The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the period ended September 30, 2014 were not deemed to be other-than-temporary.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

The Company sold approximately $9,400 and $105,100 of marketable securities in the three and nine months ended September 30, 2014, respectively. As a result the Company recorded gross realized gains of $682 and gross realized losses of $1,683 for the three months ended September 30, 2014 and gross realized gains of $7,078 and gross realized losses of $3,012 for the nine months ended September 30, 2014. These gains and losses are included in Other expense (income), net on the Company's Consolidated Statements of Operations. The amortized cost and estimated fair value of investments in available-for-sale securities debt securities and marketable securities with no contractual maturities as of September 30, 2014, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
Mature in one year or less	$—	$—
Mature after one year through three years	223	228
Mature after three years	31,025	31,852
Total debt securities	31,248	32,080
Securities with no contractual maturities	164,208	180,109
	$195,456	$212,189

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

B) Long-Term Investments

The following table summarizes the Company's long-term investments as of September 30, 2014 and December 31, 2013. For those investments at fair value, the carrying amount of the investment equals its respective fair value.

			Investment Balance		Income (Loss) Recorded in Statement of Operations
					Three Months Ended September 30,		Nine Months Ended September 30,
			September 30, 2014	December 31, 2013	2014	2013	2014	2013
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in Accumulated Other Comprehensive Income:
Equity securities - U.S. (1), (2)
Computer Software and Services			$—	$2,665
Aerospace/Defense			66,771	75,341
Restaurants			30,153	22,456
Other			567	558
			97,491	101,020
Fair Value Changes Recorded in Consolidated Statement of Operations:
Manufacturing (1)			21,315	30,841	$(9,655)	$806	$(9,495)	$(3,735)
			118,806	131,861	$(9,655)	$806	$(9,495)	$(3,735)
(B) EQUITY METHOD INVESTMENTS
Investments in Associated Companies:	September 30, 2014	December 31, 2013
At Cost:	Ownership
CoSine	48.3%	48.6%	5,650	5,876	$(70)	$(75)	$(276)	$(320)
Other (7)			5,857	8,339	(384)	(137)	(2,482)	(217)
At Fair Value:
ModusLink Global Solutions, Inc. ("MLNK") (1)	26.8%	27.1%	50,032	79,972	(2,609)	(5,144)	(25,069)	(11,694)
SL Industries, Inc. ("SLI") (1)	24.0%	24.1%	48,568	26,960	19,220	(628)	21,608	6,417
JPS Industries, Inc. ("JPS") (1)	38.7%	39.3%	28,151	24,129	1,006	(3,378)	4,022	4,780
Fox & Hound (3)	—%	50.0%	—	—	—	(6,206)	—	(11,521)
API Technologies Corp. ("API") (1)	20.6%	—%	26,871	—	(4,459)		(920)
Other (3)	43.8%	43.8%	2,031	2,243	(49)	114	(211)	114
			167,160	147,519	$12,655	$(15,454)	$(3,328)	$(12,441)
Other Investments at Fair Value - Related Party:
SPII Liquidating Trust - Series B (Barbican) (3)			—	—	$—	$—	$—	$(16)
SPII Liquidating Trust - Series D (Fox & Hound) (3)			—	507	—	(15)	(3)	(34)
SPII Liquidating Trust - Series G (SPCA) (3), (4)			7,533	5,771	1,306	858	1,762	178
SPII Liquidating Trust - Series H (SPJSF) (3), (5)			3,285	3,950	(693)	57	327	648
SPII Liquidating Trust - Series I (3), (6)			—	—	—	—	—	(34)
			10,818	10,228	$613	$900	$2,086	$742
(C) OTHER INVESTMENTS
ModusLink Warrants (3)			2,101	5,832	$(333)	$(581)	$(3,731)	$(930)

Total Long-Term Investments			$298,885	$295,440

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

(1) Level 1 investment. Equity securities totaling $97,491 and $98,355 were classified as Level 1 investments as of September 30, 2014 and December 31, 2013, respectively.
(2) Level 2 investment. Equity securities totaling $0 and $2,665 were classified as Level 2 investments as of September 30, 2014 and December 31, 2013, respectively.
(3) Level 3 investment. For additional information related to the Company's Level 3 investments, see Note 5 - "Fair Value Measurements."
(4) Steel Partners China Access I L.P.
(5) Steel Partners Japan Strategic Fund, L.P.
(6) Sold in the second quarter of 2013. See Note 12 – "Related Party Transactions" for additional information.
(7) Represents Steel Excel's investments in a sports business and iGo, Inc. of 40.0% and 46.9%, respectively.

The following table presents activity for the available-for-sale securities presented in the table above for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in Accumulated Other Comprehensive Income:
Proceeds from sales	$1,926	$2,782	$2,394	$3,964
Gross gains from sales	$67	$1,149	$98	$1,245
Gross losses from sales	(16)	—	(16)	—
Net investment gain	$51	$1,149	$82	$1,245
Change in net unrealized holding (losses) gains included in Accumulated other comprehensive income	$(7,197)	$(2,158)	$(957)	$46,234
Reclassified out of Accumulated other comprehensive income :
Unrealized gains	$175	$987	$261	$14,217
Unrealized losses	—	—	—	(2,632)
Total	$175	$987	$261	$11,585

(A) AVAILABLE-FOR-SALE SECURITIES

Fair Value Changes Recorded in Accumulated Other Comprehensive Income

For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. Gross unrealized gains and gross unrealized losses are reported in Accumulated other comprehensive income in the Company's Consolidated Balance Sheets. In the third quarter of 2013 the Company recognized an other than temporary impairment loss of approximately $1,010 related to an available-for-sale security which is included in Asset impairment charges in the Company's Consolidated Statements of Operations.

The cost basis and unrealized gains and losses related to our available-for-sale securities that are classified as long-term investments are as follows:

	September 30, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Computer Software and Services	$—	$—	$—	$—	$2,312	$353	$—	$2,665
Aerospace/Defense	11,675	55,096	—	66,771	11,675	63,666	—	75,341
Restaurants	5,974	24,179	—	30,153	5,974	16,482	—	22,456
Other	575	—	(8)	567	575	—	(17)	558
	$18,224	$79,275	$(8)	$97,491	$20,536	$80,501	$(17)	$101,020

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
(B) EQUITY METHOD INVESTMENTS

Investments in Associated Companies

The Company’s investments in associated companies are accounted for under the equity method of accounting. The Company elected to record certain investments under the equity method at fair value beginning on the dates these investments became subject to the equity method. Associated companies are included in the Diversified Industrial, Energy or Corporate segments. Certain associated companies have a fiscal year end that differs from December 31. Additional information for investments in associated companies that have impacted the Company's Consolidated Statements of Operations during 2014 or 2013 follows:

Equity Method

•
CoSine is currently in the business of seeking to acquire one or more business operations. SPLP recorded $0 and $50 as its share of capital changes for the three and nine months ended September 30, 2014, respectively, and $12, and $374 as its share of capital changes for the three and nine months ended September 30, 2013, respectively. The aggregate market value of the Company’s interest in CoSine was $9,177 and $9,894 at September 30, 2014 and December 31, 2013, respectively.

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

As a result, the Company concluded that it had significant influence over the operating and financial policies of MLNK and therefore its investment is subject to the equity method of accounting. SPLP elected the fair value option to account for MLNK in order to more appropriately reflect the value of MLNK in its financial statements, and records unrealized gains and losses in earnings. Accordingly the investment, which was previously classified as an available-for-sale security, was reclassified to an associated company as of March 12, 2013. Approximately $4,800 of unrealized losses were reclassified out of Accumulated other comprehensive income and recorded in earnings in the nine months ended September 30, 2013.

MLNK also issued the Company warrants to purchase an additional 2,000,000 shares at $5.00 per share. See the "Other Investments" section of this Note for a further description of these warrants and their valuation for financial statement reporting.

In connection with the purchase of the MLNK common stock, SPLP agreed that for a period of two years, SPLP and its affiliates' ownership may not exceed 30% of MLNK’s outstanding common stock in the aggregate, except for any acquisitions of common stock in connection with the exercise of the aforementioned 2,000,000 warrants.

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

•
In May 2014, Steel Excel increased its holdings of the common stock of API to 20.6%. API is a designer and manufacturer of high performance systems, subsystems, modules, and components. Effective as of that date the investment in API has been accounted for as an equity method investment using the fair value option. Steel Excel elected the fair value option to account for its investment in API in order to more appropriately reflect the value of API in its financial statements. Prior to such time the investment in API was accounted for as an available-for-sale security, and upon the change in classification the Company recognized a loss of approximately $600 that had previously been included as a component of Accumulated other comprehensive income.

Additional Disclosures Related to Associated Company Investments
The below summary balance sheet amounts are for the nearest practicable period. The below summary income statement amounts include results for associated companies for the periods in which they were accounted for as an associated company, or the nearest practicable corresponding period. This summary data may be derived from unaudited financial statements and may contain a lag.

	September 30, 2014	December 31, 2013
Summary of balance sheet amounts:
Current assets	$569,084	$477,886
Noncurrent assets	157,815	179,295
Total assets	$726,899	$657,181
Current liabilities	$261,579	$269,629
Noncurrent liabilities	122,122	77,260
Total liabilities	383,701	346,889
Parent equity	343,198	310,292
Total liabilities and equity	$726,899	$657,181
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Summary income statement amounts:
Revenue	$264,980	$290,155	$818,094	$969,306
Gross profit	41,672	47,201	129,461	137,938
Loss from continuing operations	(1,468)	(2,675)	(4,672)	(18,963)
Net (loss) income after noncontrolling interests	(1,595)	(2,918)	3,575	(17,866)

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Other Investments at Fair Value - Related Party

Other investments at fair value - related party, consist of the Company’s investment in each series of the SPII Liquidating Trust (see Note 12 – “Related Party Transactions”) accounted for under the equity method. During the nine months ended September 30, 2014, the Company received approximately $500 and $1,000 in cash distributions from Trusts D and H, respectively.

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

	September 30, 2014	December 31, 2013
Summary of balance sheet amounts:
Total assets	$24,837	$23,412
Total liabilities	(97)	(34)
Net Asset Value	$24,740	$23,378

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Summary income statement amounts:
Net increase in net assets from operations	$1,528	$2,084	$4,782	$1,274

(C) OTHER INVESTMENTS

In connection with the acquisition of MLNK common shares in March 2013, the Company received warrants ("ModusLink Warrants") to acquire an additional 2,000,000 shares at an exercise price of $5.00 per share. The ModusLink Warrants are accounted for as an asset at fair value with changes in fair value recognized each period in Loss from investments held at fair value in the Company's Consolidated Statements of Operations. The ModusLink Warrants have a life of 5 years and were valued using the Black-Scholes option pricing model. Assumptions used in the current valuation were as follows: 1) volatility of 53.0% 2) term of approximately 3.4 years 3) risk free interest rate of 1.78% based on the U.S. Treasury bill yield, and 4) an expected dividend of $0.

LIMITED PARTNERSHIP INVESTMENT AND PROMISSORY NOTE

Steel Excel also has other investments which include a $25,000 cost-method investment in a limited partnership that co-invested with other private investment funds in a public company. Such investment had an approximate fair value of $23,400 at September 30, 2014, based on the net asset value included in the monthly statement it receives from the partnership. Steel Excel's other investments at September 30, 2014, also include investments in two venture capital funds totaling $500 and a promissory note with an amortized cost of $3,000, which is a reasonable approximation of fair value at September 30, 2014. These investments are reported as part of Other non-current assets in the Company's Consolidated Balance Sheets.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

5. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements as of September 30, 2014 and December 31, 2013 are summarized by type of inputs applicable to the fair value measurements as follows:

September 30, 2014	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$121,168	$12,858	$35,609	$169,635
Long-term investments (a)	272,428	—	14,950	287,378
Investments in certain funds	—	—	540	540
Precious metal and commodity inventories recorded at fair value	15,421	—	—	15,421
Commodity contracts on precious metal and commodity inventories	1,841	—	—	1,841
Total	$410,858	$12,858	$51,099	$474,815

Liabilities:
Financial instruments	$20,264	$24,459	$—	$44,723
Interest rate swap agreement	—	155	—	155
Total	$20,264	$24,614	$—	$44,878

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$139,786	$15,334	$23,365	$178,485
Long-term investments (a)	209,168	53,754	18,303	281,225
Investments in certain funds	—	—	844	844
Precious metal and commodity inventories recorded at fair value	14,766	—	—	14,766
Commodity contracts on precious metal and commodity inventories	1,620	—	—	1,620
Total	$365,340	$69,088	$42,512	$476,940

Liabilities:
Financial instruments	$—	$25,090	$—	$25,090
Interest rate swap agreement	—	214	—	214
Total	$—	$25,304	$—	$25,304
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

Level 2 - Pricing inputs are other than quoted prices in active markets for identical assets, which are either directly or indirectly observable as of the reporting date, and can include quoted prices in active markets for similar assets or liabilities, quoted prices in a market that is not active for identical assets or liabilities, or other inputs that can be corroborated by observable market data. Investments which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities.

Level 3 - Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation and due to lack of observable inputs, the assumptions used may impact the fair value of these

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

investments in future periods. Investments which are generally included in this category include private investments, non-exchange traded derivative contracts, and currency and interest rate swaps. For certain marketable securities, net asset value is used which is included in quarterly statements received in arrears from a venture capital fund to determine the fair value of such fund. The fair value of certain other marketable securities are determined by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities.

During the nine months ended September 30, 2014, investments with a fair value of $58,666 were transferred from Level 2 to Level 1 based upon a change in trading volume.

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

Interest rate swap agreements are considered Level 2 measurements as the inputs are observable at commonly quoted intervals. Prior to the redemption of the Subordinated Notes and related Warrants, the embedded derivative features of the Subordinated Notes and Warrants (see Note 13 – "Debt and Capital Lease Obligations") were valued at fair value on a recurring basis and were considered Level 3 measurements.

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Investments in Associated Companies (a)	Other Investments - Related Party (b)	ModusLink Warrants (c)	Marketable Securities and Other (d)	Total
Assets
Balance at June 30, 2013	$8,582	$10,341	$2,835	$20,952	$42,710
Additions - fair value elections in 2013	—	—	—	—	—
Purchases	1,000	—	—	—	1,000
Sales	—	—	—	(32)	(32)
Realized gain on sale	—	—	—	—	—
Unrealized gains	114	915	—	—	1,029
Unrealized losses	(6,206)	(15)	(581)	(2,210)	(9,012)
Balance at September 30, 2013	$3,490	$11,241	$2,254	$18,710	$35,695

Balance at June 30, 2014	$2,080	$10,205	$2,434	$32,346	$47,065
Purchases	—	—	—	2,756	2,756
Sales	—	—	—	(137)	(137)
Realized loss on sale	—	—	—	—	—
Unrealized gains	—	1,307	—	1,184	2,491
Unrealized losses	(49)	(694)	(333)	—	(1,076)
Balance at September 30, 2014	$2,031	$10,818	$2,101	$36,149	$51,099

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

	Long - Term Investments
	Investments in Associated Companies (a)	Other Investments - Related Party (b)	ModusLink Warrants (c)	Marketable Securities and Other (d)	Total
Assets
Balance at December 31, 2012	$10,521	$11,263	$—	$2,804	$24,588
Additions - fair value elections in 2013	3,065	—	—	—	3,065
Purchases	1,311	—	3,184	39,332	43,827
Sales	—	(764)	—	(22,958)	(23,722)
Realized gain on sale	—	—	—	1,556	1,556
Unrealized gains	114	826	—	186	1,126
Unrealized losses	(11,521)	(84)	(930)	(2,210)	(14,745)
Balance at September 30, 2013	$3,490	$11,241	$2,254	$18,710	$35,695

Balance at December 31, 2013	$2,243	$10,228	$5,832	$24,209	$42,512
Purchases	—	—	—	13,294	13,294
Sales	—	(1,496)	—	(4,869)	(6,365)
Realized loss on sale	—	—	—	(129)	(129)
Unrealized gains	—	2,884	—	3,644	6,528
Unrealized losses	(212)	(798)	(3,731)	—	(4,741)
Balance at September 30, 2014	$2,031	$10,818	$2,101	$36,149	$51,099
(a) Unrealized losses are recorded in Income (Loss) of associated companies, net of taxes in the Company's Consolidated Statements of Operations.
(b) Unrealized gains and losses are recorded in Income from other investments-related party in the Company's Consolidated Statements of Operations.
(c) Unrealized gains and losses are recorded in (Loss) Income from investments held at fair value in the Company's Consolidated Statements of Operations.
(d) Realized gains on sale are recorded in Other expense (income), net in the Company's Consolidated Statements of Operations.

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

Level 3 Liabilities

During the nine months ended September 30, 2013, the Company recognized a $184 decrease in fair value for the derivative features of the HNH Subordinated notes. As of September 30, 2014 and December 31, 2013, the Company did not hold any financial liabilities that are measured using Level 3 inputs.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

As of September 30, 2014 and December 31, 2013, WebBank has impaired loans of $556, of which $94 is guaranteed by the USDA or SBA and $2,564, of which $2,196 is guaranteed by the USDA or SBA, respectively. These loans are measured at fair value on a nonrecurring basis using Level 3 inputs. See the "Impaired Loans" section of Note 7 – "Trade, Other and Loans Receivable" for additional discussion of loan impairment measurements.

6. FINANCIAL INSTRUMENTS

Financial instrument liabilities and related restricted cash consist of the following:

	September 30, 2014	December 31, 2013
Foreign currency financial instruments	$24,459	$25,090
Short sales of corporate securities	20,264	—
	$44,723	$25,090

Activity is summarized below for financial instrument liabilities and related restricted cash:

	September 30,
	2014	2013
Balance, beginning of period	$25,090	$24,742
Short sales of corporate securities	19,512	—
Net investment losses (gains)	188	(274)
Receipt of dividends, net of interest expense	(67)	134
Other	—	30
Balance of financial instrument liabilities and related restricted cash, end of period	$44,723	$24,632

Foreign Currency Financial Instruments

Financial instruments include $24,459 and $25,090 at September 30, 2014 and December 31, 2013, respectively, of amounts payable in foreign currencies which are subject to the risk of exchange rate changes. These financial instruments resulted from transactions entered into for risk management purposes, are collateralized by an equivalent amount included in restricted cash and have no maturity date. The liabilities are accounted for at fair value on the balance sheet date with changes in fair value reported in the Company's Consolidated Statements of Operations included in Net investment (losses) gains. The liabilities are not designated as hedging instruments. Additional details related to the foreign currency financial instrument liabilities at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014		December 31, 2013
Currency	Carrying Amount	Notional Amount	Carrying Amount	Notional Amount
Japanese Yen	$1,324	¥145,168	$1,374	¥144,717
Pound Sterling	23,135	£14,269	23,716	£14,311
Total	$24,459		$25,090
(a) The financial instruments payable in foreign currencies are entered into with a counterparty and are considered Level 2 measurements. Carrying value approximates fair value.

Short Sales of Corporate Securities

In 2014, Steel Excel entered into short sale transactions on certain corporate securities in which Steel Excel received proceeds from the sale of such securities and incurred obligations to deliver such securities at a later date. Upon initially entering into such short sale transactions Steel Excel recognized obligations totaling $19,512, with a comparable amount of cash and cash equivalents reclassified as restricted cash. Subsequent changes in the fair value of such obligations, determined based on the closing market price of the securities, are recognized currently as gains or losses, with a comparable adjustment made to the amount of the restricted cash. As of September 30, 2014, obligations for such transactions totaled approximately

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

$20,264, which are reported as Financial instruments with a comparable amount reported as Restricted cash in the Company's Consolidated Balance Sheet. For the three and nine months ended September 30, 2014, the Company incurred losses totaling approximately $100 and $800, respectively, which are included as a component of Other expense (income), net.

Precious Metal and Commodity Inventories

H&H's precious metal and commodity inventories are subject to market price fluctuations. H&H enters into commodity futures and forward contracts on its precious metal inventory and certain commodity inventory that is not subject to fixed-price contracts with its customers in order to economically hedge against price fluctuations. HNH's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price changes in these commodities or markets could negatively impact H&H's earnings. H&H does not enter into derivatives or other financial instruments for trading or speculative purposes.

As of September 30, 2014, HNH had the following outstanding future contracts with settlement dates in December 2014. There were no forward contracts outstanding at September 30, 2014.

Commodity	Amount	Notional Value
Silver	860,000 ounces	$15,100
Gold	1,200 ounces	$1,500
Copper	300,000 pounds	$900
Tin	50 metric tons	$1,000

H&H accounts for these contracts as either fair value hedges or economic hedges under the guidance in ASC 815, Derivatives and Hedging.

Fair Value Hedges. Of the total futures contracts outstanding, 610,000 ounces of silver and substantially all of the copper contracts are designated and accounted for as fair value hedges under ASC 815. The fair values of these derivatives are recognized as derivative assets and liabilities in the Company's Consolidated Balance Sheets. The net change in fair value of the derivative assets and liabilities and the change in the fair value of the underlying hedged inventories are recognized in the consolidated income statement, and such amounts principally offset each other due to the effectiveness of the hedges.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Fair Value of Derivative Instruments in the Company's Consolidated Balance Sheets:

Derivative	Balance Sheet Location	September 30, 2014	December 31, 2013
Commodity contracts (a), (b)	Prepaid and other current assets	$1,227	$1,778
Commodity contracts (a)	Prepaid and other current assets/Accrued liabilities	$614	$(158)
Interest rate swap agreements (a)	Other current liabilities	$(155)	$(214)
(a) Carrying amount equals fair value.
(b) Designated as hedging instruments as of September 30, 2014.

Effect of derivative instruments on the Company's Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Derivative	Statement of Operations Location	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
Commodity contracts (a)	Cost of goods sold	$2,337	$(1,543)	$1,428	$1,083
Commodity contracts	Cost of goods sold	52	—	25	—
Commodity contracts	Realized and unrealized (gain)loss on derivatives	1,320	(351)	854	1,495
Interest rate swap agreements	Interest expense, net	9	(161)	(116)	(265)
Derivative features of subordinated notes	Realized and unrealized (gain) loss on derivatives	—	—	—	(793)
Total derivatives		$3,718	$(2,055)	$2,191	$1,520
(a) Designated as hedging instruments as of September 30, 2014.

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

At September 30, 2014 and December 31, 2013, WebBank’s undisbursed loan commitments totaled $28,115 and $28,011, respectively. Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. WebBank’s commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by WebBank upon extension of credit is based on management’s credit evaluation of the borrower.

WebBank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. WebBank uses the same credit policy in making commitments and conditional obligations as it does for on-balance sheet instruments.

WebBank also estimates an allowance for potential losses on off-balance sheet contingent credit exposure. WebBank determines an allowance for this contingent credit exposure based on historical experience and portfolio analysis. The allowance was $263 and $465 at September 30, 2014 and December 31, 2013, respectively, and is included within Other current liabilities in the Company's Consolidated Balance Sheets. Increases or decreases in the allowance are included in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations. The amount included in

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Selling, general and administrative expenses for credit losses on off-balance sheet contingent credit exposure was a benefit of $0 and $146 for the three months ended September 30, 2014 and 2013, respectively, and a benefit of $202 and $180 for the nine months ended September 30, 2014 and 2013, respectively.

7. TRADE, OTHER AND LOANS RECEIVABLE

Trade and Other Receivables

	September 30, 2014	December 31, 2013
Trade accounts receivables net of allowance for doubtful accounts of $2,307 in 2014 and $1,981 in 2013	$125,189	$97,187
Other receivables	2,160	5,677
Total	$127,349	$102,864

Loans Receivable

    Major classification of WebBank’s loans receivable at September 30, 2014 and December 31, 2013 are as follows:

	Total				Current		Non-current
	September 30, 2014%		December 31, 2013%		September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Real estate loans:
Commercial – owner occupied	$1,675	2%	$4,671	6%	$95	$197	$1,580	$4,474
Commercial – other	270	—%	242	—%	—	—	270	242
Total real estate loans	1,945	2%	4,913	6%	95	197	1,850	4,716
Commercial and industrial	62,972	57%	46,702	61%	1,394	1,462	61,578	45,240
Loans held for sale	46,086	41%	25,125	33%	46,086	25,125	—	—
Total loans	111,003	100%	76,740	100%	47,575	26,784	63,428	49,956
Less:
Deferred fees and discounts	(20)		—		(20)	—	—	—
Allowance for loan losses	(504)		(424)		(504)	(424)	—	—
Total loans receivable, net (a)	$110,479		$76,316		$47,051	$26,360	$63,428	$49,956
(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, net was $108,723 and $76,303 at September 30, 2014 and December 31, 2013, respectively.

Allowance for Loan and Lease Losses

The Allowance for Loan and Lease Losses (“ALLL”) represents an estimate of probable and estimable losses inherent in the loan and lease portfolio as of the balance sheet date. Losses are charged to the ALLL when recognized. Generally, commercial loans are charged off or charged down at the point at which they are determined to be uncollectible in whole or in part. The amount of the ALLL is established by analyzing the portfolio at least quarterly and the provisions for loan losses is adjusted so that the ALLL is at an appropriate level at the balance sheet date.

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

Changes in the allowance for loan and lease losses are summarized as follows:

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
December 31, 2012	$187	$34	$64	$285
Charge-offs	—	—	(64)	(64)
Recoveries	22	44	217	283
Provision	(132)	(50)	102	(80)
December 31, 2013	77	28	319	$424
Charge-offs	—	—	(3)	(3)
Recoveries	64	29	41	134
Provision	(75)	(43)	67	(51)
September 30, 2014	$66	$14	$424	$504

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

September 30, 2014	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	66	14	424	504
Total	$66	$14	$424	$504
Outstanding Loan balances:
Individually evaluated for impairment (1)	$379	$—	$177	$556
Collectively evaluated for impairment	1,295	270	62,794	64,359
Total	$1,674	$270	$62,971	$64,915

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

Loans are reported as past due when either principal or interest is due and unpaid for a period of 30 days or more. Loans past due 90 days or more and still accruing interest were $0 at September 30, 2014 and December 31, 2013.

Nonaccrual loans are summarized as follows:

	September 30, 2014	December 31, 2013
Real Estate Loans:
Commercial - Owner Occupied	$379	$402
Total Real Estate Loans	379	402
Commercial and Industrial	106	109
Total Loans	$485	$511

Past due loans (accruing and nonaccruing) are summarized as follows:

September 30, 2014	Current	30-89 days past due	90+ days past due	Total past due (2)	Total loans	Recorded investment in accruing loans 90+ days past due	Nonaccrual loans that are current (1)
Real Estate Loans:
Commercial - Owner Occupied	$1,295	$—	$379	$379	$1,674	$—	$—
Commercial - Other	270	—	—	—	270	—	—
Total Real Estate Loans	1,565	—	379	379	1,944	—	—
Commercial and Industrial	62,811	54	106	160	62,971	—	—
Total Loans	$64,376	$54	$485	$539	$64,915	$—	$—

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

(1) Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.
(2) $94 is guaranteed by the USDA or SBA.

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

•	Substandard: A substandard receivable has a developing or currently minor weakness or weaknesses that could result in loss or default if deficiencies are not corrected or adverse conditions arise.

•	Doubtful: A doubtful receivable has an existing weakness or weaknesses that have developed into a serious risk of significant loss or default with regard to a material term of the financing agreement.
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

September 30, 2014	Pass	Special Mention	Sub- standard (1)	Doubtful	Total loans
Real Estate Loans:
Construction	$—	$—	$—	$—	$—
Commercial - Owner Occupied	1,276	19	379	—	1,674
Commercial - Other	270	—	—	—	270
Total Real Estate Loans	1,546	19	379	—	1,944
Commercial and Industrial	62,794	—	177	—	62,971
Total Loans	$64,340	$19	$556	$—	$64,915

(1) $94 is guaranteed by the USDA or SBA.

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

Information on impaired loans is summarized as follows:

		Recorded investment
September 30, 2014	Unpaid principle balance	with no allowance	with allowance	Total recorded investment (1)	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$436	$379	$—	$379	$—	$1,015
Total Real Estate Loans	436	379	—	379	—	1,015
Commercial and Industrial	363	119	58	177	—	139
Total Loans	$799	$498	$58	$556	$—	$1,154

(1) $94 is guaranteed by the USDA or SBA.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

		Recorded investment
December 31, 2013	Unpaid principle balance	with no allowance	with allowance	Total recorded investment (1)	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$2,626	$2,425	$—	$2,425	$—	$2,555
Total Real Estate Loans	2,626	2,425	—	2,425	—	2,555
Commercial and Industrial	354	129	10	139	—	150
Total Loans	$2,980	$2,554	$10	$2,564	$—	$2,705

(1)$2,196 is guaranteed by the USDA or SBA.

8. INVENTORIES

A summary of inventories is as follows:

	September 30, 2014	December 31, 2013
Finished products	$22,942	$21,887
In-process	13,334	9,840
Raw materials	16,950	15,246
Fine and fabricated precious metal in various stages of completion	23,329	19,802
	76,555	66,775
Excess of market value over LIFO cost	(56)	(136)
	$76,499	$66,639

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, HNH purchases, maintains and utilizes precious metal inventory. HNH records certain precious metal inventory at the lower of last-in, first-out ("LIFO") cost or market, with any adjustments recorded through cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value. The market value of the precious metal inventory exceeded LIFO cost by $56 and $136 as of September 30, 2014 and December 31, 2013, respectively.

Certain customers and suppliers of HNH choose to do business on a “pool” basis, and furnish precious metal to HNH for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s Consolidated Balance Sheets. To the extent HNH is able to utilize customer precious metal in its production process, such customer metals replaces the need for HNH to purchase its own inventory. As of September 30, 2014, H&H’s customer metal consisted of 172,209 ounces of silver, 532 ounces of gold, and 1,391 ounces of palladium. As of December 31, 2013, H&H’s customer metal consisted of 247,103 ounces of silver, 576 ounces of gold, and 1,392 ounces of palladium.

	September 30, 2014	December 31, 2013
Supplemental inventory information:
Precious metals stated at LIFO cost	$9,177	$5,978
Precious metals stated under non-LIFO cost methods, primarily at fair value	14,096	13,687
Market value per ounce:
Silver	17.52	19.49
Gold	1,213.75	1,201.50
Palladium	802.00	711.00

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

9. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	September 30, 2014	December 31, 2013
Land	$11,913	$12,002
Buildings and improvements	60,062	58,417
Machinery, equipment and other	213,151	192,617
Construction in progress	8,841	8,615
	293,967	271,651
Accumulated depreciation and amortization	(81,540)	(60,994)
Net property, plant and equipment	$212,427	$210,657

Depreciation expense was $6,852 and $6,024 for the three months ended September 30, 2014 and 2013, respectively, and $20,783 and $17,435 for the nine months ended September 30, 2014 and 2013, respectively.

Property, Plant and Equipment as of December 31, 2013, has been revised to reflect measurement period adjustments identified during the nine months ended September 30, 2014, related to Steel Excel's acquisition of the assets of Black Hawk Inc. as if they had been recognized at the acquisition date (see Note 2 – "Acquisitions" for additional information).

10. GOODWILL AND INTANGIBLE ASSETS

A reconciliation of the change in the carrying value of goodwill by reportable segment is as follows:

	September 30, 2014
	Diversified	Energy	Corporate	Total
Balance at beginning of year	$32,841	$61,021	$81	$93,943
Acquisitions	—	—	—	—
Currency translation adjustment	(24)	—	—	(24)
Other adjustments	76	—	—	76
Balance at end of period	$32,893	$61,021	$81	$93,995

Goodwill in the Energy segment at December 31, 2013, has been revised to reflect measurement period adjustments identified during the nine months ended September 30, 2014, related to Steel Excel's acquisition of the assets of Black Hawk Inc. as if they had been recognized at the acquisition date (see Note 2 – "Acquisitions" for additional information).

	December 31, 2013
	Diversified	Energy	Corporate	Total
Balance at beginning of year	$15,112	$47,216	$81	$62,409
Acquisitions	18,169	17,382	—	35,551
Impairment (a)	—	(3,577)	—	(3,577)
Currency translation adjustment	14	—	—	14
Other adjustments (b)	(454)	—	—	(454)
Balance at end of year	$32,841	$61,021	$81	$93,943
(a) Represents an impairment related to one of Steel Excel's sports businesses.
(b) Represents final purchase price allocation adjustments, including a final working capital adjustment, associated with the HNH acquisition of Hickman.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

A summary of intangible assets other than goodwill is summarized as follows:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Product and customer relationships	$129,592	$30,860	$98,732	$128,754	$22,816	$105,938
Trademarks	29,693	5,557	24,136	29,675	3,978	25,697
Patents and technology	19,534	6,797	12,737	19,338	5,635	13,703
Other	2,588	1,801	787	2,636	1,547	1,089
	$181,407	$45,015	$136,392	$180,403	$33,976	$146,427

Trademarks with indefinite lives as of September 30, 2014 and December 31, 2013 were $8,020. Amortization expense related to intangible assets was $3,693 and $3,052 for the three months ended September 30, 2014 and 2013, respectively, and $11,107 and $8,852 for the nine months ended September 30, 2014 and 2013, respectively. Amortization expense is expected to be $3,672, $14,217, $13,641, $12,528, $11,667 and $72,647 for the remainder of 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.

Certain intangible asset amounts at December 31, 2013, have been revised to reflect measurement period adjustments identified during the nine months ended September 30, 2014, related to Steel Excel's acquisition of the assets of Black Hawk Inc. as if they had been recognized at the acquisition date (see Note 2 – "Acquisitions" for additional information).

11. BANK DEPOSITS

A summary of WebBank deposits is as follows:

Time deposits year of maturity:	September 30, 2014	December 31, 2013
2014	$13,486	$47,372
2015	15,535	14,284
2016	36,101	13,625
2017	17,725	—
Total time deposits	82,847	75,281
Money market deposits	61,103	42,925
Total deposits (a)	$143,950	$118,206
Current	$86,530	$87,319
Long-term	57,420	30,887
Total deposits	$143,950	$118,206

Time deposit accounts under $100	$72,076	$63,515
Time deposit accounts $100 and over	10,771	11,766
Total time deposits	$82,847	$75,281
(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of deposits was $144,368 and $118,698 at September 30, 2014 and December 31, 2013, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

12. RELATED PARTY TRANSACTIONS

Management Agreement with SP General Services LLC

The Manager earns a fee, pursuant to the terms of an amended and restated management agreement, (the “Management Agreement”) at an annual rate of 1.5% of total SPLP Partners' capital ("Management Fee"), payable on the first day of each quarter and subject to quarterly adjustment. The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the independent directors. For the three months ended September 30, 2014 and 2013, the Manager earned a Management Fee of $2,134 and $2,110, respectively, and for the nine months ended September 30, 2014 and 2013, the Manager earned a Management Fee of $6,703 and $6,129, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations. Unpaid amounts for management fees included in Payable to related parties were $0 and $2,049 at September 30, 2014 and December 31, 2013, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. The Manager incurred approximately $792 and $211 of reimbursable expenses during the three months ended September 30, 2014 and 2013, respectively, and $2,137 and $770 for the nine months ended September 30, 2014 and 2013, respectively, in connection with its provision of services under the Management Agreement. Unpaid amounts for reimbursable expenses were approximately $836 and $477 at September 30, 2014 and December 31, 2013, respectively, and are included in Payable to related parties.

Corporate Services
SPH Services, a subsidiary of SPLP, was created to consolidate the executive and corporate functions of the Company and certain of its affiliates, and to provide such services to SPLP and other portfolio companies. SP Corporate Services LLC ("SP Corporate"), through Management Services Agreements with these companies, provides services which include assignment of C-Level management personnel, as well as a variety of services including legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services. The fees payable under these agreements are initially based on the level of services expected to be provided. They are subject to annual review and adjustment and are approved by the respective company's board of directors. The agreements automatically renew for successive one-year periods unless and until terminated in accordance with agreement. Under certain circumstances, the termination may result in payment of a termination fee to SP Corporate.
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

During the nine months ended September 30, 2013, the SPII Liquidating Trust sold its remaining investments comprising Trust I to a related party,  Steel Partners Ltd. The Company received proceeds of $764 representing its proportionate interest in the Trust. There was no gain or loss on the transaction.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Mutual Securities

Pursuant to the Management Agreement, the Manager is responsible for selecting executing brokers. Securities transactions for SPLP are allocated to brokers on the basis of reliability and best price and execution. The Manager has selected Mutual Securities as an introducing broker and may direct a substantial portion of the managed entities’ trades to such firm among others. An officer of the Manager and SPH GP is affiliated with Mutual Securities. The Manager only uses Mutual Securities when such use would not compromise the Manager’s obligation to seek best price and execution. SPLP has the right to pay commissions to Mutual Securities, which are higher than those that can be obtained elsewhere, provided that the Manager believes that the rates paid are competitive institutional rates. Mutual Securities also served as an introducing broker for SPLP’s trades. The Commissions paid by SPLP to Mutual securities were approximately $81 and $95 for the three months ended September 30, 2014 and 2013, respectively, and $311 and $311 for the nine months ended September 30, 2014 and 2013, respectively. Such commissions are included in Net investment gains (losses) in the Company's Consolidated Statements of Operations. The portion of the commission paid to Mutual Securities ultimately received by such officer is net of clearing and other charges.

Other

SPLP has an arrangement whereby it holds an asset on behalf of a related party in which it has an investment. The asset had a fair value of $38,671 and $28,515 at September 30, 2014 and December 31, 2013, respectively. Under the terms of this arrangement, the related party is the sole beneficiary and SPLP does not have an economic interest in the asset and SPLP has no capital at risk with respect to such asset, other than indirectly through its indirect investment in such related party. For the three and nine months ended September 30, 2014 and 2013, SPLP was indirectly compensated for providing this arrangement by the payment of a fee. The fees were not material.

The Company’s non-management directors receive an annual retainer of $150, of which $75 is paid in cash and $75 is paid in restricted common units of SPLP. The restricted units vest over a three year period. These directors are also paid fees of $1 for each board committee meeting attended. The chairmen of the Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee are paid an additional fee of $60 (effective May 1, 2013), $5 and $5 annually, respectively. For the three months ended September 30, 2014 and 2013 non-management directors’ fees expensed were $241 and $229, respectively, and $687 and $627 for the nine months ended September 30, 2014 and 2013, respectively. Unpaid non-management directors’ fees are included in Payable to related parties and were $37 and $46 at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014 and December 31, 2013, several related parties and consolidated subsidiaries had deposits totaling $17,859 and $19,229, respectively, in WebBank. $15,356 and $17,195 of these deposits have been eliminated in consolidation as of September 30, 2014 and December 31, 2013, respectively. Deposits held at WebBank earned $28 and $36 in interest for the three months ended September 30, 2014 and 2013, respectively, and $81 and $122 for the nine months ended September 30, 2014 and 2013, respectively. $25 and $34 of this interest has been eliminated in consolidation for the three months ended September 30, 2014 and 2013, respectively, and $70 and $115 has been eliminated in consolidation for the nine months ended September 30, 2014 and 2013, respectively.

SPLP has an estimated liability of $116 as of September 30, 2014 and December 31, 2013 included in other current liabilities which, pursuant to the Amended Exchange Agreement, is indemnified by Steel Partners II (Onshore) LP (“SPII Onshore”). As a result, the Company recorded an amount receivable from SPII Onshore reported in Receivable from related parties in the Company's Consolidated Balance Sheets.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

13. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following:

	September 30, 2014	December 31, 2013
Short term debt:
Foreign	$629	$304
3/4% Convertible Senior Subordinated Notes	—	346
Short-term debt	629	650
Long-term debt:
Term loans	82,589	208,500
Revolving facilities	244,683	30,950
Other debt - domestic	8,102	8,280
Foreign loan facilities	1,522	1,658
Subtotal	336,896	249,388
Less portion due within one year	13,566	26,033
Long-term debt	323,330	223,355
Total debt	$337,525	$250,038
Capital lease facility
Current portion of capital lease	$625	$953
Long-term portion of capital lease	425	734
	$1,050	$1,687

SPLP Credit Facility

On October 23, 2013 the Company entered into a Credit Agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC”), as administrative agent for the lenders thereunder. The Credit Facility provides for a revolving credit facility with borrowing availability of up to $50,000 which the Company may use for its working capital and investment needs and for the reimbursement of letters of credit. Amounts outstanding under the Credit Facility bear interest at LIBOR plus 1.00%, and are collateralized by first priority security interests of certain of the Company's deposit accounts and publicly traded securities. The Credit Facility also includes provisions for the issuance of letters of credit up to $10,000, with any such issuances reducing total borrowing availability. There were no letters of credit outstanding at September 30, 2014. The Credit Facility provides for a commitment fee to be paid on unused borrowings and also contains customary affirmative and negative covenants, including a minimum cash balance covenant, restrictions against the payment of dividends and customary events of default. Any amounts outstanding under the Credit Facility are due and payable in full on October 23, 2016. In April 2014, the Company borrowed $47,500 under the Credit Facility in connection with a tender offer for its common units (see Note 15 – "Capital and Accumulated Other Comprehensive Income"). The Amount outstanding under the Credit Facility was $33,683 as of September 30, 2014.

HNH Debt

Senior Credit Facilities

On August 29, 2014, H&H Group, a wholly owned subsidiary of HNH, entered into an amended and restated senior credit facility ("Senior Credit Facility") which provides for an up to $365,000 senior secured revolving credit facility including a $20,000 sublimit for the issuance of letters of credit and a $20,000 sublimit for the issuance of swing loans. Borrowings under the Senior Credit Facility bear interest at H&H Group's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in a the loan agreement (2.50% and 1.50%, respectively, for LIBOR and Base Rate borrowings at September 30, 2014), and the revolving facility provides for a commitment fee to be paid on unused borrowings. The weighted average interest rate on the revolving facility was 2.70% at September 30, 2014.

The Senior Credit Facility will expire, with all amounts outstanding due and payable, on August 29, 2019. The Senior

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of H&H Group, which approximated $346,000 at September 30, 2014. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions, including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. HNH was in compliance with all debt covenants at September 30, 2014.

HNH's prior senior credit facility, as amended, consisted of a revolving credit facility in an aggregate principal amount not to exceed $110,000 and a senior term loan. On August 5, 2014, this agreement was further amended to, among other things permit a new $40,000 term loan and permit H&H Group to make a distribution to HNH of up to $80,000. The revolving facility provided for a commitment fee to be paid on unused borrowings. Borrowings under the senior credit facility bore interest, at H&H Group's option, at a rate based on LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement. On August 29, 2014, all amounts outstanding under this agreement were repaid.

Interest Rate Swap Agreements

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

WHX CS Loan

On June 3, 2014, WHX CS Corp. ("WHX CS"), a wholly-owned subsidiary of HNH, entered into a credit agreement ("WHX CS Loan"), which provided for a term loan facility with borrowing availability of up to a maximum aggregate principal amount of $15,000. The amounts outstanding under the WHX CS Loan bore interest at LIBOR plus 1.25%. On August 29, 2014 the WHX CS Loan was terminated and all outstanding amounts thereunder were repaid.

Subordinated Notes

On March 26, 2013, H&H Group instructed Wells Fargo Bank, National Association ("Wells Fargo"), as trustee and collateral agent, to deliver an irrevocable notice of H&H Group's election to redeem all of its outstanding 10% subordinated secured notes due 2017 ("Subordinated Notes") to the holders of the Subordinated Notes. Pursuant to the terms of that certain amended and restated indenture, dated as of December 13, 2010, as amended ("Indenture"), by and among H&H Group, the guarantors named therein and Wells Fargo, as trustee and collateral agent, H&H Group has instructed Wells Fargo to redeem, on April 25, 2013, approximately $31,800 principal amount of Subordinated Notes, representing all of the outstanding Subordinated Notes, at a redemption price equal to 112.6% of the principal amount and accrued but unpaid payment-in-kind-interest thereof, plus accrued and unpaid cash interest. The Subordinated Notes were part of a unit ("Unit"), and each Unit consists of (i) Subordinated Notes and (ii) warrants to purchase shares of common stock of HNH ("Warrants"). The Subordinated Notes and Warrants which comprised the Unit were not detachable until October 14, 2013. Accordingly, all Units were also redeemed. On March 26, 2013, H&H Group irrevocably deposited with Wells Fargo funds totaling $36,900 for such redemption and interest payment in order to satisfy and discharge its obligations under the Indenture from both a legal and accounting perspective. Interest expense for the three months ended March 31, 2013 included a $5,700 loss associated with the redemption of the Subordinated Notes, including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts.

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

Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy Services Ltd. ("Steel Energy") and its wholly-owned subsidiaries Sun Well Service, Inc. ("Sun Well"), Rogue Pressure Services, LLC ("Rogue") and Black Hawk Energy Services Ltd. ("Black Hawk Ltd."), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue and Black Hawk Ltd. Borrowings under the amended credit agreement are fully guaranteed by Sun Well, Rogue and Black Hawk Ltd. The carrying value as of September 30, 2014 of the assets pledged as collateral by Steel Energy and its subsidiaries under the Amended Credit Agreement was approximately $187,300.

The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3,300 and a balloon payment due on the maturity date. At September 30, 2014, $82,600 was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans. The carrying value of the amount outstanding under the Amended Credit Agreement is a reasonable approximation of fair value since it is variable rate debt. Principal payments under the Amended Credit Agreement are $3,304, $13,214, $13,214, $13,214 and $39,644 for the remainder of 2014, 2015, 2016, 2017 and 2018, respectively.

The interest rate on the borrowings under the Amended Credit Agreement was 3.0% at September 30, 2014. For the three months ended September 30, 2014, Steel Excel incurred interest expense of $800 in connection with the Amended Credit Agreement, consisting of $700 in interest on the Term Loans and $100 of amortization of deferred financing fees. For the nine months ended September 30, 2014, Steel Excel incurred interest expense of $2,400 in connection with the Amended Credit Agreement, consisting of $2,000 in interest on the Term Loans and $400 of amortization of deferred financing fees. Steel Excel was in compliance with all financial covenants of the Amended Credit Agreement as of September 30, 2014.

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

14. PENSION BENEFIT PLANS

The following table presents the components of pension expense and components of other post-retirement benefit (income) expense for the HNH pension plans included the following:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest cost	$4,928	$4,639	$15,504	$13,954
Expected return on plan assets	(6,033)	(5,976)	(18,167)	(17,988)
Amortization of actuarial loss	255	1,196	1,417	3,863
Total	$(850)	$(141)	$(1,246)	$(171)

HNH expects to have required minimum contributions to the WHX Pension Plan of $2,900 for the remainder of 2014, $15,600, $10,400, $9,400, $9,800 and $47,500 in 2015, 2016, 2017, 2018 and for the five years thereafter, respectively. Required future contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

In addition to its pension plans, which are included in the table above, HNH also maintains several other post-retirement benefit plans covering certain of its employees and retirees. The approximate aggregate expense for these plans was $500 and $400 for the three months ended September 30, 2014 and 2013, respectively, and $1,500 and $1,400 for the nine months ended September 30, 2014 and 2013, respectively.

15. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME

At December 31, 2013 there were 22,647,345 Class A units, 6,939,647 Class B units and 1,542,073 Class C units outstanding. As a result of the tender offer, described in further detail below, the capital accounts of the Company's common units were aligned with each of the previously issued Class B and Class C units. Accordingly, the outstanding Class B and Class C units were automatically converted to common units on May 1, 2014. As of September 30, 2014 there are 27,711,201 common units outstanding.

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

Common Unit Repurchase Program

On December 24, 2013, the Board of Directors of the general partner of the Company, approved the repurchase of up to an aggregate of $5,000 of the Company's common units (the “Repurchase Program”). Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company has entered into a Stock Purchase Plan which expired on March 26, 2014. The Repurchase Program has no termination date. In total, the Company has purchased 154,073 units for a total purchase price of approximately $2,571 under the repurchase program.

Common Units Issuance - Directors

In 2013, 2012 and 2011 the Company's non-management directors received equity compensation in the amount of $75 each year in the form of restricted common units of the Company. The restrictions vest over a three year period, with one-third of the units vesting on the anniversary date of the grants. The total value of the restricted units granted was $375 in 2013, 2012 and 2011. Total expense for the restricted units issued was approximately $125 and $104 for the three months ended September 30, 2014 and 2013, respectively, and $323 and $250 for the nine months ended September 30, 2014 and 2013, respectively.

Common Unitholders — Allocation of Net Income (Loss)

For each period presented net (loss) income attributable to common unit holders is allocated to the common unitholders on a pro rata basis based on the number of units held.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Accumulated Other Comprehensive Income

Changes, net of tax, in Accumulated other comprehensive income are as follows:

	Nine Months Ended September 30, 2014
	Unrealized gain on available-for-sale securities	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at beginning of period	$83,943	$(3,367)	$(38,992)	$41,584
Other comprehensive income (loss), net of tax - before reclassifications (a)	2,658	(663)	—	1,995
Reclassification adjustments, net of tax (b)	(1,657)	—	—	(1,657)
Net other comprehensive income (loss) attributable to common unit holders (c)	1,001	(663)	—	338
Balance at end of period	$84,944	$(4,030)	$(38,992)	$41,922
(a) Net of tax a tax provision of $1,935.
(b) Net of tax a tax benefit of $727.
(c) Amounts do not include unrealized gain on available-for-sale securities of $1,857 and cumulative translation adjustment loss of $458 attributable to noncontrolling interests.

Noncontrolling Interests in Consolidated Entities

Noncontrolling interests in consolidated entities at September 30, 2014 and December 31, 2013 represent the interests held by the noncontrolling shareholders of HNH, Steel Excel, DGT and the BNS Liquidating Trust.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP which are determined as of the last day of each fiscal year.  If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company would record a negative incentive unit expense in the quarter when such over accrual is determined. The expense is recorded in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations. For the three months ended September 30, 2014 and 2013, the Company recorded incentive unit expense of approximately $0 and $7,536, respectively. The Company recorded incentive unit expense of $0 and $14,313 for the nine months ended September 30, 2014 and 2013, respectively.

16. NET INCOME (LOSS) PER COMMON UNIT

The following data was used in computing net income (loss) per common unit shown in the Company's Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) from continuing operations	$20,790	$(11,842)	$30,399	$(949)
Net income from continuing operations attributable to noncontrolling interests in consolidated entities	(6,763)	(4,236)	(19,303)	(12,581)
Net income (loss) from continuing operations attributable to common unit holders	14,027	(16,078)	11,096	(13,530)
Net income from discontinued operations	—	1,260	42	4,102
Net income from discontinued operations attributable to noncontrolling interests in consolidated entities	—	(628)	(22)	(1,871)
Net income from discontinued operations attributable to common unit holders	—	632	20	2,231
Net income (loss) attributable to common unitholders	$14,027	$(15,446)	$11,116	$(11,299)
Net income (loss) per common unit - basic:
Net income (loss) from continuing operations	$0.50	$(0.54)	$0.38	$(0.45)
Net income from discontinued operations	—	0.02	—	0.07
Net income (loss) attributable to common unitholders	$0.50	$(0.52)	$0.38	$(0.38)
Net income (loss) per common unit – diluted:
Net income (loss) from continuing operations	$0.50	$(0.54)	$0.38	$(0.45)
Net income from discontinued operations	—	0.02	—	0.07
Net income (loss) attributable to common unitholders	$0.50	$(0.52)	$0.38	$(0.38)
Weighted average common units outstanding - basic	27,783,417	29,663,204	29,097,773	30,015,739
Incentive units	—	—	10,688	—
Unvested restricted units	25,454	—	32,593	—
Denominator for net income per common unit - diluted (a)	27,808,871	29,663,204	29,141,054	30,015,739

(a) The following were excluded from the diluted per unit calculation as their impact would have been anti-dilutive; approximately 952,947 incentive units and approximately 24,658 unvested restricted units, for the three months ended September 30, 2013, and approximately 591,294 incentive units and approximately 28,358 unvested restricted units, for the nine months ended September 30, 2013.

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
(3) Other investments classified in Corporate and Other include various investments in available-for-sale securities in the Aerospace/Defense, Restaurant and Manufacturing industries.

Diversified Industrial

HNH is a diversified holding company that owns a variety of manufacturing operations encompassing joining materials, tubing, engineered materials, electronic materials and cutting replacement products and services businesses.

Energy

Steel Excel's Energy business provides drilling and production services to the oil and gas industry. Through its wholly-owned subsidiary Steel Sports Inc., Steel Excel focuses on providing event-based sports and entertainment services and other health-related services, including baseball facility services, baseball and soccer camps and leagues, and strength and conditioning services. Steel Excel also continues to identify other new business acquisition and investment opportunities. The operations of Steel Sports are not considered material and are included in the Energy segment.

Financial Services

The Financial Services segment primarily consists of our wholly-owned subsidiary WebFinancial Holding Corporation, which conducts financial operations through its wholly-owned subsidiary, WebBank. WebBank operates in niche banking markets and provides commercial and consumer loans and services. WebBank’s deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to current limits, and the bank is examined and regulated by the FDIC and Utah Department of Financial Institutions.

Corporate and Other

Corporate assets, revenues and overhead expenses are not allocated to the segments. Corporate revenues primarily consist of investment and other income, investment gains and losses and rental income. See Note 4 – "Investments" for additional information on the equity method investments and other investments classified within this segment.
SPH services provides legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and similar services, to other affiliated companies. SPH Services charged the Diversified Industrial, Energy and Financial Services segments approximately $2,200, $2,000, and $63, for the three months ended September 30, 2014 and approximately $2,200, $900 and $63, for the three months ended September 30, 2013. SPH Services charged the Diversified Industrial, Energy and Financial Services segments approximately

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

$6,600, $6,000, and $188, for the nine months ended September 30, 2014 and approximately $6,600, $2,700 and $188, for the nine months ended September 30, 2013.
DGT's operations currently consist of a real estate business from rental buildings retained from the sale of its Power Conversion business on August 16, 2012 and the sale of its Medical Systems Group on November 3, 2011. Continuing operations consist of the real estate business, investments, and general and administrative expenses.

Segment information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Diversified industrial	$188,701	$171,874	$546,040	$502,915
Energy	58,583	31,418	155,666	86,531
Financial services	9,309	7,162	24,298	20,742
Corporate and other	2,107	(143)	1,862	2,067
Total	$258,700	$210,311	$727,866	$612,255
Income (Loss) from continuing operations before income taxes:
Diversified industrial	$40,762	$10,782	$75,632	$50,301
Energy	1,497	3,895	14,073	9,936
Financial services	6,016	4,731	15,266	13,167
Corporate and other	(16,053)	(23,887)	(50,741)	(58,280)
Income (loss) from continuing operations before income taxes	32,222	(4,479)	54,230	15,124
Income tax provision	11,432	7,363	23,831	16,073
Net income (loss) from continuing operations	$20,790	$(11,842)	$30,399	$(949)
Income (Loss) from equity method investments:
Diversified industrial	$20,226	$(4,006)	$25,630	$11,197
Energy	(4,843)	(137)	(3,402)	(217)
Corporate and other	(2,115)	(10,411)	(23,470)	(22,679)
Total	$13,268	$(14,554)	$(1,242)	$(11,699)

18. INCOME TAXES

For the three months ended September 30, 2014 and 2013, the Company recorded a tax provision of $11,432 and $7,363, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded a tax provision of $23,831 and $16,073, respectively. The Company’s tax provision represents the income tax expense or benefit of its consolidated subsidiaries. The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in the valuation allowances, various permanent differences included in the provisions of our subsidiaries, and partnership income not subject to taxation. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of the deferred tax assets will not be realized in future periods.

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

Quantitative measures established by regulation to ensure capital adequacy require WebBank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average quarterly assets (as defined). As of September 30, 2014, WebBank exceeded all the capital adequacy requirements to which it is subject.

As of September 30, 2014, WebBank was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events, since the most recent FDIC notification, which have changed WebBank’s prompt corrective action category. To remain categorized as well-capitalized, WebBank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage capital.

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

20. COMMITMENTS AND CONTINGENCIES

Environmental Matters

As discussed in more detail below, HNH and BNS have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the HNH and BNS. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of September 30, 2014, and December 31, 2013, on a consolidated basis, the Company has accrued $3,222 and $4,622, respectively, which represents its current estimate of the probable cleanup liabilities, including remediation and legal costs. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

HNH Environmental Matters

Certain subsidiaries of H&H Group have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have substantial remediation expenses on an ongoing basis, although such

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH had approximately $1,800 accrued related to estimated environmental remediation costs as of September 30, 2014. HNH also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. During the quarters ended September 30, 2014 and 2013, HNH recorded insurance reimbursements totaling $2,000 and $1,100, respectively, for previously incurred remediation costs.

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

Among the sites where certain H&H Group subsidiaries may have more substantial environmental liabilities are the following:

H&H has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that H&H sold in 2003 ("Sold Parcel") and an adjacent parcel ("Adjacent Parcel") that together with the Sold Parcel comprises the site of a former H&H manufacturing facility. Remediation of all soil conditions on the Sold Parcel was completed on April 6, 2007. On September 11, 2008, the CTDEEP advised H&H that it had approved H&H's December 28, 2007 Soil Remediation Action Report, as amended, thereby concluding the active remediation of the Sold Parcel. The remaining remediation, monitoring and regulatory administrative costs for the Sold Parcel are expected to approximate $100. With respect to the Adjacent Parcel, an ecological risk assessment has been completed and the results, along with proposed clean up goals will be submitted to the CTDEEP for their review and approval. The total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H or HNH.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, the NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1,000. The $1,000 was paid solely by the former owner/operator. As of September 30, 2014, over and above the $1,000, total investigation and remediation costs of approximately $4,400 and $1,400 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The final Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or HNH.

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection ("MADEP") to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. On June 20, 2013, HHEM received the MADEP's Notice of Audit Findings and Notice of Noncompliance ("Notice"). HHEM and its consultant held meetings with the MADEP to resolve differences identified in the Notice. As a result of those meetings and subsequent discussions, HHEM will conduct additional sampling, testing, site investigations and install additional off-site wells. The additional work is expected to be completed by December 31, 2014, with the follow-up response report submitted to the MADEP in the first quarter of 2015. The cost of this additional work is estimated at $300. Additional costs could result from these testing activities and final acceptance of the remediation plan by the MADEP, which cannot be reasonably estimated at this time.

BNS Sub Environmental Matters

On June 4, 2013 BNS LLC, a wholly-owned subsidiary of the BNS Liquidating Trust ("BNS"), was identified by the U.S. Environmental Protection Agency (“EPA”) as a potentially PRP as an alleged waste generator that disposed of wastes at the Operable Unit Two of the Peterson/Puritan, Inc. Superfund Site which includes the J.M. Mills Landfill in Cumberland, RI.

On August 12, 2008, a then-subsidiary of BNS (“BNS Sub”) was identified as a PRP by the EPA as an alleged drum reconditioning customer of New England Container Corp. (“NECC”).  BNS Sub is presently investigating the matter and has joined a group of other alleged NECC drum reconditioning customers which as a group have agreed with the EPA to perform test sampling and analysis of a targeted portion of the site per agreement with the EPA in accordance with the Record of Decision and the Administrative Settlement Agreement and Order on Consent.  The NECC drum reconditioning PRPs have incurred and will continue to incur costs in the investigation and each PRP has been assessed a pro-rata fee for its cost share of the assessment.  The liability accrual is part of the BNS Liquidating Trust.

Based upon information currently available, BNS and BNS Sub do not expect that their respective environmental costs or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows on the Company, but there can be no such assurances.

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

BNS Litigation Matters

BNS Sub has been named as a defendant in 1,307 and 1,234 alleged asbestos-related toxic-tort claims as of September 30, 2014 and December 31, 2013, respectively. The claims were filed over a period beginning 1994 through September 30, 2014. In many cases these claims involved more than 100 defendants. Of the claims filed, 1,070 and 1,023 were dismissed, settled or granted summary judgment and closed as of September 30, 2014 and December 31, 2013, respectively. Of the claims settled, the average settlement was less than $3. There remained 237 and 211 pending asbestos claims as of September 30, 2014 and December 31, 2013, respectively. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $2,102 and $2,082 at September 30, 2014 and December 31, 2013 in estimated remaining self insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973 although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. In addition, there can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims, and that BNS Sub will not need to increase significantly its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of September 30, 2014 and December 31, 2013 BNS Sub has accrued $1,422 relating to the open and active claims against BNS Sub. This accrual represents the Company’s best estimate of the likely costs to defend against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded, through the retroactive billings by BNS Sub. However, there can be no assurance that BNS Sub will not need to take additional charges in connection with the defense, settlement or judgment of these existing claims or that the costs of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date relating to existing claims. These claims are now being managed by the Liquidating Trust formed by BNS.

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
(3) Other investments classified in Corporate and Other include various investments in available-for-sale securities in the Aerospace/Defense, Restaurant and Manufacturing industries.

CONSOLIDATED RESULTS OF OPERATIONS

The Company's consolidated operating results are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$258,700	$210,311	$727,866	$612,255
Cost of goods sold	177,151	145,039	502,594	420,449
Selling, general and administrative expenses	49,061	53,895	153,752	154,476
All other expenses	3,546	1,527	2,822	5,842
Total costs and expenses	229,758	200,461	659,168	580,767
Income from continuing operations before income taxes and equity method income (loss)	28,942	9,850	68,698	31,488
Income tax provision	11,432	7,363	23,831	16,073
Income (Loss) from equity method investments and investments held at fair value:
Income (Loss) of associated companies, net of taxes	12,655	(15,454)	(3,328)	(12,441)
Income (Loss) from other investments - related party	613	900	2,086	742
(Loss) Income from investments held at fair value	(9,988)	225	(13,226)	(4,665)
Net income from continuing operations	20,790	(11,842)	30,399	(949)
Income from discontinued operations	—	1,260	42	4,102
Net income (loss)	20,790	(10,582)	30,441	3,153
Net income attributable to noncontrolling interests in consolidated entities	(6,763)	(4,864)	(19,325)	(14,452)
Net income (loss) attributable to common unitholders	$14,027	$(15,446)	$11,116	$(11,299)

Revenues

Revenues for the three months ended September 30, 2014 increased $48,389, or 23.0%, as compared to the same period last year due to growth from acquisitions of 11.9% and core growth of 11.7%, partially offset by a decrease of 0.6%, due to other factors, primarily precious metal prices. The acquisition growth was a result of the PAM Fastening Technology, Inc. ("PAM") acquisition in the Diversified Industrial segment and the acquisition of the assets of Black Hawk Energy Services, Inc. ("Black Hawk Inc.") and UK Elite Soccer, Inc. ("UK Elite") in the Energy segment.

Revenues for the nine months ended September 30, 2014 increased $115,611, or 18.9%, as compared to the same period last year due to growth from acquisitions of 14.2% and core growth of 7.3%, partially offset by a decrease of 2.6%, due to other factors, primarily precious metal prices. The acquisition growth in the nine months ended September 30, 2014 was due to the aforementioned factors that impacted the third quarter of 2014, as well as the impact of HNH's acquisition of Wolverine Joining Technologies, LLC ("Wolverine Joining"), which was acquired in April 2013.

Costs and Expenses

Costs and expenses for the three months ended September 30, 2014 increased $29,297, or 14.6%, as compared to the same period last year. Cost of goods sold increased $32,112, or 22.1%, primarily due to increases in our Diversified Industrial and Energy segments due to the acquisition of PAM and the assets of Black Hawk Inc., as well as additional costs due to core growth. Selling, general and administrative ("SG&A") expenses decreased $4,834, or 9.0%, primarily due to a decrease in the Diversified Industrial segment from lower benefit costs and legal fees, and a decrease in the Corporate and Other segment due to lower non-cash incentive unit expense recorded in the third quarter of 2014. These decreases were partially offset by higher SG&A expenses in the Energy segment primarily as a result of the acquisition of the assets of Black Hawk Inc., which was acquired in December 2013, additional costs due to core growth, higher business development costs and certain non-recurring benefits that were recorded in the prior year period. All other expenses increased $2,019 in the third quarter of 2014, compared to the same period last year, primarily from higher impairment charges recorded in the third quarter of 2014, higher interest expense and lower income from investment sales by Steel Excel, partially offset by higher income on derivatives.

Costs and expenses for the nine months ended September 30, 2014 increased $78,401, or 13.5%, as compared to the same period last year. Cost of goods sold increased $82,145, or 19.5%, primarily due to increases in our Diversified Industrial and Energy segments principally as a result of the acquisitions of Wolverine Joining, PAM and the assets of Black Hawk Inc., as well as additional costs due to core growth. SG&A expenses decreased $724, or 0.5%, primarily due to a decrease in the Corporate and Other segment due to lower non-cash incentive unit expense recorded in the nine months ended September 30, 2014, compared to the same period last year. This decrease was partially offset by an increase in our Energy segment principally as a result of the acquisition of the assets of Black Hawk Inc., additional costs due to core growth, higher business development costs and certain non-recurring benefits that were recorded in the prior year period. SG&A expenses in the Diversified segment increased slightly. Higher costs as a result of the 2013 Wolverine Joining and PAM acquisitions were mostly offset by lower costs from the segment's core business in the 2014 period, primarily due to lower benefit costs and reduced business development expenses. All other expenses decreased $3,020 in the nine months ended September 30, 2014, compared to the same period last year, primarily from lower interest expense, higher income from investment sales by Steel Excel and lower impairment charges recorded in the nine months ended September 30, 2014.

Income (Loss) of Associated Companies, net of taxes

Income (Loss) of associated companies, net of taxes includes income or loss recognized on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee. The majority of these investments are recorded at fair value with changes in value recorded in Income (Loss) of associated companies, net of taxes in the Company's Consolidated Statements of Operations. The change in Income (Loss) of associated companies for three months ended September 30, 2014, was primarily due to the period-over-period changes in fair value for amounts recorded for SLI and JPS of approximately $19,848 and $4,384, respectively, as well as the non-recurrence of a reduction in fair value recorded in the 2013 period of approximately $6,200 related to Fox & Hound (see Note 4 – "Investments" to the SPLP financial statements found elsewhere in this Form 10-Q for additional information).

The loss of associated companies for the nine months ended September 30, 2014 decreased by $9,113 compared to the same period last year, primarily due to a higher increase in the 2014 period in the fair value of SLI of approximately $15,000 and the non-recurrence of a reduction in fair value recorded in the 2013 period of approximately $11,500 related to Fox & Hound, partially offset by a higher reduction in the 2014 period in the fair value of MLNK of approximately $13,000 and a higher reduction in the 2014 period in the fair value of certain investments held by Steel Excel of approximately $5,000 (see Note 4 – "Investments" to the SPLP financial statements found elsewhere in this Form 10-Q for additional information).

SEGMENT RESULTS OF OPERATIONS

The following is a summary of SPLP’s consolidated operating results, classified by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Diversified industrial	$188,701	$171,874	$546,040	$502,915
Energy	58,583	31,418	155,666	86,531
Financial services	9,309	7,162	24,298	20,742
Corporate	2,107	(143)	1,862	2,067
Total Revenue	$258,700	$210,311	$727,866	$612,255
Net income (loss) from continuing operations before income taxes:
Diversified industrial	$40,762	$10,782	$75,632	$50,301
Energy	1,497	3,895	14,073	9,936
Financial services	6,016	4,731	15,266	13,167
Corporate	(16,053)	(23,887)	(50,741)	(58,280)
Total	32,222	(4,479)	54,230	15,124
Income tax provision	11,432	7,363	23,831	16,073
Net income (loss) from continuing operations	20,790	(11,842)	30,399	(949)
Income from discontinued operations	—	1,260	42	4,102
Net income attributable to noncontrolling interests in consolidated entities	(6,763)	(4,864)	(19,325)	(14,452)
Net income (loss) attributable to common unitholders	14,027	(15,446)	11,116	(11,299)
Other comprehensive (loss) income	(9,002)	(2,574)	338	30,031
Comprehensive income (loss) attributable to common unitholders	$5,025	$(18,020)	$11,454	$18,732

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

The following presents a summary of the Diversified Industrial segment operating results as reported in our consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$188,701	$171,874	$546,040	$502,915
Cost of sales	136,744	121,721	392,128	358,592
Gross profit	51,957	50,153	153,912	144,323
Selling, general and administrative expenses	30,283	33,079	99,022	98,748
Interest expense, net	2,458	1,880	5,627	6,899
Derivative activity (income) loss	(1,320)	351	(854)	(702)
Other expense, net	—	55	115	274
Net income from continuing operations before income taxes	20,536	14,788	$50,002	$39,104
Income (loss) of associated companies:
JPS	1,006	(3,378)	4,022	4,780
SLI	19,220	(628)	21,608	6,417
Total Segment Income	$40,762	$10,782	$75,632	$50,301

Net sales for the three months ended September 30, 2014 increased by $16,827, or 9.8% when compared to the same period in 2013. The change in net sales reflects approximately $2,800 in incremental sales associated with HNH's PAM acquisition and a net increase from core growth of approximately $17,600, which were partially offset by a reduction of approximately $3,500 in net sales due to lower average precious metal prices, principally due to silver. Excluding the impact of the PAM acquisition, value added sales, defined as net sales less revenue from the direct purchase and resale of precious metals, increased by approximately $17,600 on higher volumes from the Building Materials, Arlon and Joining Materials groups, which were partially offset by lower sales volume from the Tubing group. The average silver market price was approximately $19.69 per troy ounce in the third quarter of 2014, as compared to $22.05 per troy ounce in the same period in 2013.

Net sales for the nine months ended September 30, 2014 increased by $43,125, or 8.6% when compared to the same period in 2013. The change in net sales reflects approximately $25,800 in incremental sales associated with HNH's recent acquisitions and a net increase from core growth of approximately $33,500, which were partially offset by a reduction of approximately $16,200 in net sales due to lower average precious metal prices, principally due to silver. Excluding the impact of these acquisitions, value added sales increased by approximately $33,500 on higher volumes from the Building Materials, Arlon and Joining Materials groups, which were partially offset by lower sales volume from the Tubing group. The average silver market price was approximately $19.95 per troy ounce in the first nine months of 2014, as compared to $24.88 per troy ounce in the same period in 2013.

Gross profit for the three months ended September 30, 2014 increased by $1,804, or 3.6%, when compared to the same period of 2013, and, as a percentage of net sales, decreased to 27.5% as compared to 29.2% in 2013. The change in gross profit reflects approximately $400 in incremental gross profit associated with HNH's PAM acquisition and a net increase from core growth of approximately $3,100 which were partially offset by a reduction of approximately $400 in gross profit due to lower average precious metal prices. The gross profit margin decline was principally due to unfavorable production variances in the Tubing group driven by lower sales volume, along with a change in sales mix and higher international freight costs in the Building Materials group.

Gross profit for the nine months ended September 30, 2014 increased by $9,589, or 6.6%, when compared to the same period of 2013, and, as a percentage of net sales was relatively flat compared to the same period last year. The change in gross profit reflects approximately $3,600 in incremental gross profit associated with HNH's recent acquisitions and a net increase from core growth of approximately $8,200, which were partially offset by a reduction of approximately $1,800 in gross profit due to lower average precious metal prices.

SG&A expenses for the three months ended September 30, 2014 decreased $2,796, or 8.5%, as compared to the same period a year ago. The lower SG&A in the third quarter of 2014 was driven by lower benefit costs and legal fees during the three months ended September 30, 2014. These decreases were partially offset by approximately $500 in incremental expenses from the PAM acquisition.

SG&A expenses for the nine months ended September 30, 2014 increased $274, or 0.3%, as compared to the same period a year ago. The higher SG&A expense in the nine months ended September 30, 2014 includes approximately $2,900 in incremental expenses from the Wolverine Joining and PAM acquisitions, which were partially offset by a decrease of approximately $1,500 from HNH's core business in the 2014 period, primarily due to lower benefit costs and reduced business development expenses.

Interest expense increased by $578, or 30.7%, for the three months ended September 30, 2014, and decreased by $1,272, or 18.4%, for the nine months ended September 30, 2014, compared to the same periods in 2013. Interest expense for the three months ended September 30, 2014 included a $500 non-cash charge to write-off previously deferred financing costs as a result of HNH's refinancing its senior credit facility during the third quarter of 2014. Interest expense for the nine months ended September 30, 2013 included a $5,700 loss associated with HNH's redemption of its 10% subordinated secured notes due 2017 ("Subordinated Notes"), including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts. HNH's average interest rate was also lower for the three and the nine months ended September 30, 2014, principally due to HNH's redemption of the Subordinated Notes, but was offset by increased average borrowing levels in the third quarter of 2014.

Derivative activity income was $1,320 for the three months ended September 30, 2014, compared to a loss of $351 in the same period of 2013. The results in both periods were attributable to HNH's commodity contracts. HNH utilizes commodity forward and futures contracts to mitigate the impact of price fluctuations on its precious metal and certain non-precious metal inventories. The factors that affect the gain or loss on these derivative instruments are changes in the price of the associated metals and the amount of ounces hedged.

Derivative activity income was $854 for the nine months ended September 30, 2014, compared to income of $702 in the same period of 2013. The income in 2014 was attributable to HNH's commodity contracts. Of the income in 2013, approximately $1,495 was attributable to precious metal contracts, partially offset by a loss of $793 on the embedded derivative features of HNH's Subordinated Notes and related warrants.

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

Energy Segment

SPLP's Energy segment consists of its consolidated subsidiary Steel Excel, which provides drilling and production services to the oil and gas industry. In addition, Steel Excel has a sports business ("Steel Sports"). The operations of Steel Sports are not considered material and are included in our Energy segment. The following presents a summary of the Energy segment operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$58,583	$31,418	$155,666	$86,531
Cost of sales	40,349	23,051	110,290	61,158
Gross profit	18,234	8,367	45,376	25,373
Selling, general and administrative expenses	11,141	6,188	31,954	18,916
Interest income, net	(531)	(452)	(1,698)	(2,273)
Other expense (income), net	1,284	(1,401)	(2,355)	(1,423)
Net income from continuing operations before income taxes	6,340	4,032	17,475	10,153
Loss from associated companies	(4,843)	(137)	(3,402)	(217)
Total segment income	$1,497	$3,895	$14,073	$9,936

For the three months ended September 30, 2014, net revenues increased $27,165, or 86.5%, when compared to the same period of 2013. The increase was primarily due to $19,900 in revenues from the acquisition of the assets of Black Hawk Inc., which was acquired in December 2013, and an increase in revenues of $4,600 in other energy operations due primarily to an increase in rig utilization for snubbing services and an increase in revenues from flow back services related to new equipment purchased in 2014. Net revenues from Steel Excel's sports businesses increased by $2,600 primarily as a result of $2,300 in revenues from UK Elite as a result of an increase in services provided, and an increase in revenues of $300 from baseball operations.

For the nine months ended September 30, 2014, net revenues increased $69,135, or 79.9%, when compared to the same period of 2013. The increase was primarily due to $55,900 in revenues from the acquisition of the assets of Black Hawk Inc., which was acquired in December 2013, and an increase in revenues of $6,600 in other energy operations due primarily to an increase in rig utilization for snubbing services and an increase in revenues from flow back services related to new equipment purchased in 2014. Net revenues from Steel Excel's sports businesses increased by $6,600 primarily as a result of $5,500 in revenues from UK Elite, which was acquired in June 2013, and an increase in revenues of $1,000 from baseball operations.

Gross profit for the three months ended September 30, 2014, increased by $9,867, or 117.9%, as compared to the same period of 2013, and as a percentage of revenue increased to 31.1% from 26.6%. Gross profit from Steel Excel's energy businesses increased by $8,800 and as a percentage of revenue increased to 27.9% in the third quarter of 2014 from 20.2% in the comparable 2013 period. The gross profit increase was a result of $6,000 in gross profit from the acquisition of the assets of Black Hawk Inc. in December 2013, and an increase in gross profit of $2,700 in Steel Excel's other energy operations primarily due to the increase in revenues. Gross profit from Steel Excel's sports businesses in the 2014 period increased by $1,100 primarily as a result of an increase of $900 in gross profit from UK Elite resulting form the increase in revenues, and an increase in gross profit of $200 from baseball operations.

Gross profit for the nine months ended September 30, 2014, increased by $20,003, or 78.8%, as compared to the same period of 2013, and as a percentage of revenue declined to 29.1% from 29.3%. Gross profit from Steel Excel's energy businesses increased by $17,300, and as a percentage of revenue increased to 26.7% in the first nine months of 2014 from 26.0% in the comparable 2013 period. The gross profit increase was as a result of $16,100 in gross profit from the acquisition of the assets of Black Hawk Inc., which was acquired in December 2013, and an increase in gross profit of $1,100 in Steel Excel's other energy operations. Gross profit from Steel Excel's sports businesses in the 2014 period increased by $2,800 primarily as a result of $2,200 in gross profit from UK Elite and an increase in gross profit of $600 from baseball operations.

SG&A expenses for the three months ended September 30, 2014 increased by $4,953 as compared to the same period in 2013. SG&A expenses in Steel Excel's energy businesses increased by $2,100 partially as a result of $900 of costs incurred at Black Hawk Inc. in the 2014 period, whose assets were acquired in December 2013. SG&A expenses in Steel Excel's other energy operations increased $1,200 as a result of the increase in revenues, business development costs incurred, and the reversal of a contingent consideration liability associated with a prior period acquisition and certain credits received related to insurance in the 2013 period with no comparable benefits recognized in the current period. SG&A expenses in Steel Excel's sports businesses increased by $800 primarily as a result of additional costs incurred at UK Elite associated with the increase in revenues in the period. Other SG&A expenses increased by $1,500 primarily as a result of increased costs incurred for services provided by affiliates of Steel Excel and an increase in stock-based compensation expense in the 2014 period.

SG&A expenses for the nine months ended September 30, 2014 increased by $13,038, as compared to the same period in 2013. SG&A expenses in Steel Excel's energy businesses increased by $3,500 partially as a result of $2,200 of costs incurred at Black Hawk Inc. in the 2014 period, whose assets were acquired in December 2013. SG&A expenses in Steel Excel's other energy operations increased $1,300 as a result of the increase in revenues, business development costs incurred, and from the reversal of a contingent consideration liability associated with a prior period acquisition and certain credits received related to insurance in the 2013 period with no comparable benefits recognized in the current period. SG&A expenses in Steel Excel's sports businesses increased by $3,100 primarily as a result of costs incurred at UK Elite associated with the increase in revenues in the period. Other SG&A expenses increased by $4,200 primarily as a result of increased costs incurred for services provided by affiliates of Steel Excel and an increase in stock-based compensation expense in the 2014 period.

Interest income, net of $531 in the three months ended September 30, 2014 increased by $79 as compared to the same period in 2013 as a result of increased interest income on investments.

Interest income, net of $1,698 in the nine months ended September 30, 2014 decreased by $575 as compared to the same period in 2013 primarily as a result of increased interest expense of $1,500 resulting from borrowings under Steel Excel's Amended Credit Agreement, partially offset by an increase in interest income on investments of $900.

Other expense, net of $1,284 in the three months ended September 30, 2014 primarily represented realized losses on the sale of marketable securities of $1,000 and a foreign exchange loss of $200.

Other income, net of $2,355 in the nine months ended September 30, 2014 primarily represented realized gains on the sale of marketable securities of $4,100, partially offset by a loss of $800 recognized on financial instrument obligations, a loss of $600 recognized upon initially accounting for an investment under the equity method of accounting at fair value, and a foreign exchange loss of $400.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Interest income (including fees)	$6,186	$4,761	$15,053	$14,580
Non-interest income	3,123	2,401	9,245	6,162
	9,309	7,162	24,298	20,742
Costs and expenses:
Selling, general and administrative expenses	3,038	2,322	8,657	7,220
Interest expense	154	113	427	390
Provision for (Recovery of) loan losses	101	(4)	(52)	(35)
	3,293	2,431	9,032	7,575
Net income from continuing operations before income taxes	$6,016	$4,731	$15,266	$13,167

Interest Income

Interest income increased by $1,425, or 29.9%, in the three months ended September 30, 2014, compared to the same period of 2013, and increased $473, or 3.2%, in the nine months ended September 30, 2014 compared to the same period in 2013. These increases were primarily due to the addition of new lending programs and increased volume in the existing lending programs.

Noninterest Income

Noninterest income increased $722, or 30.1% for the three months ended September 30, 2014, compared to the same period of 2013, and increased $3,083, or 50.0%, in the nine months ended September 30, 2014, compared to the same period in 2013. The increases were due primarily to the addition of new lending programs and increased volume in the existing lending programs.

Selling General and Administrative Expenses

SG&A expenses increased $385, or 15.7%, for the three months ended September 30, 2014, and $1,437, or 19.9% , for the nine months ended September 30, 2014, compared to the same periods last year. The increases were due primarily to higher personnel costs.
Interest Expense
Interest expense represents interest accrued on WebBank depositor accounts. Interest expense increased for the three and nine months ended September 30, 2014, compared to the same periods of 2013 due to a larger deposit balance to support loan growth.

Recovery of Loan Losses

At September 30, 2014, WebBank had an estimated $556 of impaired loans (of which $94 is guaranteed by the USDA or SBA) and an allowance for loan losses of $503.

WebBank routinely obtains appraisals on underlying collateral of nonperforming loans and records a provision for losses if the value of the collateral declines below the value of the loans. WebBank recorded a provision for loan losses of $101 for the three months ended September 30, 2014, compared to a recovery of $4 for the three months ended September 30, 2014. For the nine months ended September 30, 2014 WebBank recorded a recovery of loan losses of $52 compared to $35 for the nine months ended September 30, 2013.

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

The following presents a summary of Corporate and Other segment operating results as reported in our consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Investment and other income	$669	$119	$1,215	$548
Net investment gains (losses)	1,438	(262)	647	1,519
	2,107	(143)	1,862	2,067
Costs and expenses:
Selling, general and administrative expenses	4,599	12,306	14,118	29,592
Interest expense	164	50	376	251
Impairment charges	1,224	1,010	1,224	2,520
Other expense	70	192	189	640
Total costs and expenses	6,057	13,558	15,907	33,003
Loss from continuing operations before loss from equity method investments and investments held at fair value	(3,950)	(13,701)	(14,045)	(30,936)
Equity Method Investments:
Associated Companies:
MLNK	(2,609)	(5,144)	(25,069)	(11,694)
CoSine	(70)	(75)	(276)	(320)
Fox & Hound Acquisition Corp. ("Fox & Hound")	—	(6,206)	—	(11,521)
Other	(49)	114	(211)	114
Income (Loss) from other investments - related party	613	900	2,086	742
Loss from equity method investments	(2,115)	(10,411)	(23,470)	(22,679)
(Loss) Income from investments held at fair value	(9,988)	225	(13,226)	(4,665)
Net loss from continuing operations	$(16,053)	$(23,887)	$(50,741)	$(58,280)

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

Net investment gains for the three months ended September 30, 2014 were $1,438 compared to net investment losses of $262 in the same period of 2013. The increase was due to approximately $2,800 higher income in the 2014 period from the change in value of foreign currency positions, partially offset by approximately $1,100 lower gain on sale of available-for-sale securities in the 2014 period.

Net investment gains for the nine months ended September 30, 2014 were $647 compared to net investment gains of $1,519 in the same period of 2013. The decrease was primarily due to approximately $1,200 lower income in the nine months ended September 30, 2014 from sales of available-for-sale securities, partially offset by higher income of approximately $300 from the change in value of foreign currency positions in the 2014 period.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of payroll, legal, accounting, audit, tax, management fee and other professional fees. SG&A expenses decreased by $7,707 or 62.6% in the three months ended September 30, 2014, and decreased by $15,474, or 52.3% in the nine months ended September 30, 2014, compared to the same periods in 2013. The decreases in both the quarter and year-to-date periods were primarily due to lower non-cash incentive unit expense recorded in the third quarter and first nine months of 2014 (see Note 15 – "Capital and Accumulated Other Comprehensive Income" to the SPLP financial statements found elsewhere in this Form 10-Q).

Interest Expense

In the ordinary course of business the Company may enter into foreign currency transactions which, in effect, in certain circumstances, may represent borrowings from the counterparty. Interest expense represents interest and other fees on such transactions.

Impairment Charges

In the third quarter of 2014, the Company recorded an impairment charge of $1,224 to record an asset held for sale by DGT to its net realizable value. In the nine months ended September 30, 2013, the Company recorded an impairment charge of $1,510 related to its investment in a Japanese real estate partnership and an impairment charge of approximately $1,010 related to an other-than-temporary decline in an available-for-sale security (see Note 4 – "Investments" to the SPLP financial statements found elsewhere in this Form 10-Q).

Equity Method Investments

Associated Companies

We record income or loss on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee. As noted in the table above, the change within the Corporate and Other segment for the quarter ended September 30, 2014 was primarily due to the non-recurring loss recorded in the three months ended September 30, 2013 related to Fox & Hound, and a lower reduction in the 2014 period related to the decrease in the fair value of MLNK. The change for the nine months ended September 30, 2014 was primarily due to greater reductions in the 2014 period related to the fair value of MLNK, partially offset by the non-recurring loss recorded in the nine months ended September 30, 2013 related to Fox & Hound (see Note 4 – "Investments" to the SPLP financial statements included elsewhere in this Form 10-Q for additional information).

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
(Loss) Income From Investments Held at Fair Value
(Loss) Income from investments held at fair value for the three and nine months ended September 30, 2014 and 2013 includes income or loss that the Company recognizes on an available-for-sale security for which it had previously elected the fair value option and on the MLNK warrants. For additional information on both of these investments, see Note 4 – "Investments" to the SPLP financial statements found elsewhere in this Form 10-Q.

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
A tax provision of $11,432 and $7,363 was recorded for the three months ended September 30, 2014 and 2013, respectively and a tax provision of $23,831 and $16,073 was recorded for the nine months ended September 30, 2014 and 2013, respectively.

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
Cash Flow Summary

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$28,614	$66,088
Net cash used in investing activities	(41,029)	(54,250)
Net cash (used in) provided by financing activities	(27,339)	31,654
Change for the period	$(39,754)	$43,492

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014 was $28,614. Net income of $30,441 was impacted by certain non-cash items, partially offset by a decrease of $65,158 relating to changes in certain operating assets and liabilities. Of this decrease, $29,144 was from an increase in accounts receivable, $10,246 was from an increase in inventories, $20,961 was from an increase on loans held for sale and $3,466 was due to a decrease in accounts payable and accrued and other liabilities. The increase in accounts receivable was primarily due to HNH which had higher net sales in the third quarter of 2014, as compared to the fourth quarter of 2013 due to year-end plant shutdowns. These working capital decreases were partially offset by an decrease in prepaid and other assets of $585.

Net cash provided by operating activities for the nine months ended September 30, 2013 was $66,088. Net income of $3,153 was impacted by certain non-cash items, partially offset by a decrease of $2,064 relating to changes in certain operating assets and liabilities. Of this decrease, $15,822 was from a decrease in accounts payable and accrued and other liabilities, $17,093 was from an increase in accounts receivable, $1,570 was from an increase in prepaid and other assets, $1,851 was from an increase in inventories, partially offset by a $34,689 decrease in loans held for sale. Net income was also impacted by $6,009 relating to net cash used by operating activities of discontinued operations.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $41,029. Significant items included purchases of property plant and equipment of $23,499, reclassification of restricted cash of $19,632, a net increase in loans and other receivables of $14,641 and other activity of $3,039, partially offset by net proceeds from sales of investments of $14,442.

Net cash used in investing activities for the nine months ended September 30, 2013 was $54,250. Significant items included acquisitions, primarily by HNH of $60,664, investments in associated companies of $36,329, which primarily relates to our investment in ModusLink, a net increase in loans and other receivables of $17,770 and purchases of property plant and equipment of $16,858. These cash uses from investing activities were partially offset by increases due to proceeds from the sales of discontinued operations of $45,572 and net proceeds from investment sales and maturities of $30,614.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2014 was $27,339. This was due primarily to cash used to purchase the Company's treasury units of $51,465, subsidiary repurchases of their common stock of $80,948, repayments of term loans of $178,418, subsidiary's purchases of the Company's common units of $5,252 and purchases of subsidiary shares from noncontrolling interests of $3,045, partially offset by net proceeds received from revolver borrowings of $213,379, proceeds from term loans of $52,942, net change in overdrafts of $2,546 and a net increase in deposits of $25,744.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $31,654. This was due primarily to net revolver borrowings of $38,800 and proceeds from term loans of $80,000, partially offset by repayments of term loans of $24,735, subsidiary repurchases of their common stock of $33,790, repurchases of subordinated notes of $11,323 and subsidiary's purchases of the Company's common units of $14,458.

LIQUIDITY AND CAPITAL RESOURCES

Holding Company

SPLP (excluding its operating subsidiaries, the “Holding Company”) is a global diversified holding company whose assets principally consist of the stock of its direct subsidiaries, cash and cash equivalents and other non-controlling investments in equity securities. Its principal potential sources of funds are available cash resources, investments, borrowings, public and private capital market transactions, repayment of subsidiary advances, distributions or dividends from subsidiaries, as well as dispositions of existing businesses and investments. The Holding Company’s investments are subject to changes that may result in amounts realized from any future sales that are at times significantly different from the value we are reporting at September 30, 2014. These investments, including those accounted for under the equity method, can be impacted by market conditions, changes in the specific business environments of our investees or by the underlying performance of these businesses.

In addition to cash and cash equivalents, the Holding Company considers investments at fair value included in its consolidated balance sheet as being generally available to meet its liquidity needs. Investments at fair value are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a reasonable period of time. As of September 30, 2014, the Holding Company had cash and cash equivalents of approximately $10,374 and investments of approximately $244,261. The Holding Company had $24,458 of restricted cash, which serves as collateral with respect to foreign currency financial instruments. The Holding Company is not able to use these funds for other purposes, and the Holding Company does not consider this amount to be available to meet its liquidity needs.

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

The Holding Company and its operating businesses may use their available liquidity to make acquisitions of new businesses and other investments, but the timing and cost of any future investments cannot be predicted. The Company may seek external debt or equity financing and will rely on its existing liquidity to fund corporate overhead expenses and new acquisition opportunities. It may also dispose of existing businesses and investments. At September 30, 2014, the Holding

Company and its consolidated subsidiaries had, in the aggregate, cash and cash equivalents of $164,074 available for operations in the ordinary course of business and for the acquisition of interests in businesses.

On October 23, 2013 the Company entered into a Credit Agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC"), as administrative agent for the lenders thereunder. The Credit Facility provides for a revolving credit facility with borrowing availability of up to $50,000 which the Company may use for its working capital and investment needs and for the reimbursement of letters of credit. Amounts outstanding under the Credit Facility bear interest at LIBOR plus 1.00%, and are collateralized by first priority security interests of certain of the Company's deposit accounts and publicly traded securities. The Credit Facility contains customary affirmative and negative covenants, including a minimum cash balance covenant, and customary events of default. All amounts outstanding under the Credit Facility are due and payable in full on October 23, 2016. In April 2014, the Company borrowed approximately $47,500 under the Credit Facility in connection with a tender offer for its common units (see Note 15 – "Capital and Accumulated Other Comprehensive Income" to the SPLP financial statements found elsewhere in this Form 10-Q for additional information). The Amount outstanding under the Credit Facility was $33,683 as of September 30, 2014.

Discussion of Segment Liquidity and Capital Resources

HNH

As of September 30, 2014, HNH’s current assets totaled $234,794, its current liabilities totaled $80,530, and its working capital was $154,264, as compared to working capital of $104,543 as of December 31, 2013. HNH's cash provided by operations was $23,152 in the nine months ended September 30, 2014 compared to $19,967 in the 2013 period. SPLP's consolidated financial statements reflect pre-tax income from continuing operations of $20,536 and $50,002 relating to HNH for the three and nine months ended September 30, 2014.

HNH's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, the parent company, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan. HNH does not expect these restrictions to have an impact on HNH's ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Corporation Pension Plan and paying HNH's administrative costs. HNH expects to have required minimum contributions to the WHX Corporation Pension Plan of $2,900 for the remainder of 2014, and $15,600, $10,400, $9,400, $9,800 and $47,200 in 2015, 2016, 2017, 2018, and for the five years thereafter, respectively. Required contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

HNH believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. On August 29, 2014, H&H Group entered into an amended and restated senior credit agreement, which provides for an up to $365,000 senior secured revolving credit facility. As of September 30, 2014, H&H Group's availability under its senior secured revolving credit facility was $75,100. HNH's ability to satisfy its debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets in which it operates, as well as financial, business and other factors, some of which are beyond its control. In addition, HNH's senior secured revolving credit facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants. There can be no assurances that H&H Group will continue to have access to its lines of credit if its financial performance does not satisfy the financial covenants set forth in the financing agreement. If H&H Group does not meet certain of its financial covenants, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

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

DGT

At July 31, 2014, its most recent fiscal period, DGT had approximately $2,816 in cash and cash equivalents and approximately $49,399 of investments.

DGT's operations currently consist of a real estate business from rental buildings retained from the sale of its Power Conversion business on August 16, 2012 and the sale of its Medical Systems Group on November 3, 2011. Continuing operations consist of the real estate business, investments, and general and administrative expenses.

Steel Excel

As of September 30, 2014, Steel Excel's working capital was approximately $217,568. Steel Excel's principal source of liquidity is cash, cash equivalents and marketable securities on hand.

At September 30, 2014, Steel Excel had approximately $216,312 in cash, cash equivalents and marketable securities. The marketable securities included short-term deposits, mutual funds, corporate securities and corporate debt. In the future, Steel Excel may make additional acquisitions of businesses, and may use a significant portion of its available cash balances for such acquisitions or for working capital needs thereafter.

Steel Excel's credit agreement (the “Amended Credit Agreement”) with Wells Fargo Bank National Association, RBS Citizens, N.A., and Comerica Bank provided for a borrowing capacity of $105,000 consisting of a $95,000 secured term loan (the “Term Loan”) and up to $10,000 in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. Borrowings under the Amended Credit Agreement, which totaled $82,600 at September 30, 2014, are collateralized by substantially all the assets of Steel Energy Services Ltd. ("Steel Energy") and its wholly-owned subsidiaries Sun Well Service, Inc. (“Sun Well”), Rogue Pressure Services, LLC (“Rogue”), and Black Hawk Energy Services Ltd. (Black Hawk Ltd.), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk Ltd. Steel Excel was in compliance with all financial covenants of the Amended Credit Agreement as of September 30, 2014.

Steel Excel believes that its cash balances will be sufficient to satisfy its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Steel Excel anticipates making additional acquisitions and investments, and it may be required to use a significant portion of its available cash balances for such acquisitions and investments or for working capital needs thereafter. The consummation of additional acquisitions, prevailing economic conditions, and financial, business and other factors beyond its control could adversely affect Steel Excel's estimates of its future cash requirements. As such, Steel Excel could be required to fund our cash requirements by alternative financing. In these instances, Steel Excel may seek to raise such additional funds through public or private equity or debt financings or from other sources. As a result, Steel Excel may not be able to obtain adequate or favorable equity financing, if needed, due in part to its shares of common stock currently trading on the OTCQB Market. Any equity financing we obtain may dilute existing ownership interests, and any debt financing could contain covenants that impose limitations on the conduct of Steel Excel's business. There can be no assurance that additional financing, if needed, would be available on terms acceptable to Steel Excel or at all.

WebBank

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations such as certificate of deposit maturities and to fund customer credit needs. WebBank had $87,454 and $90,452 in cash and cash equivalents at September 30, 2014 and December 31, 2013, respectively. WebBank had $13,400 in lines of credit from its correspondent banks at September 30, 2014 and December 31, 2013 and had $36,262 and $29,055 available from the Federal Reserve discount window at September 30, 2014 and December 31, 2013, respectively. WebBank had a total of $137,116 and $132,907 in cash, lines of credit, and access to the Federal Reserve Bank discount window at September 30, 2014 and December 31, 2013, respectively, which represents approximately 67% and 77%, respectively, of WebBank's total assets.

Contractual Commitments and Contingencies

There were no material changes in the Company's contractual obligations at September 30, 2014, as compared to those reported in the Company's annual report on Form 10-K for the year ended December 31, 2013.

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

There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2014 compared to those reported in our 2013 Form 10-K.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act the Company conducted an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2014 the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)

July 1, 2014 through July 31, 2014	—	$—	—	$4,425
August 1, 2014 through August 31, 2014	240,024	$16.62	120,074	$2,430
September 1, 2014 through September 30, 2014	20,214	$16.75	—	$2,430
	260,238		120,074
(1) 140,564 of these units were purchased by DGT Holdings Corp., an affiliate of the Company, in open market transactions for its own account.
(2) Approximate dollar value of Common units available for purchase under the Repurchase Program.

Item 6. Exhibits

Exhibit No.	Description

Exhibit 10.1	Amendment No. 3 to the Amended and Restated Management Services Agreement between Steel Excel Inc. and SP Corporate Services LLC, dated as of January 1, 2014
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 6, 2014	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ James F. McCabe, Jr.
James F. McCabe, Jr.
Chief Financial Officer
(Principal Accounting Officer)