Form 10-K
period 2014-12-31
STEEL PARTNERS HOLDINGS L.P.
filed 2015-03-16
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2014
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35493
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

Common Units, no par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of our common units held by non-affiliates of registrant as of June 30, 2014 was approximately $323.9 million.

On March 9, 2015, there were 27,521,280 common units outstanding.

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
Each of our companies has its own management team with significant experience and proven success in their industries. Our subsidiary, SP Corporate Services LLC (“SP Corporate”), through Management Services Agreements, provides services to us and some of our companies which include assignment of C-Level management personnel, as well as a variety of services including legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services.
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
Effective July 15, 2009, the Company completed an exchange transaction in which we acquired the limited partnership interest of Steel Partners II, L.P. (“SPII”) pursuant to which we acquired net assets of $454,300 that were held by SPII, consisting of holdings in a variety of companies, in exchange for our common units which were distributed to certain former indirect investors in SPII (the “Exchange Transaction”). As a result, we became a global diversified holding company, with partners' capital of $367,100 as of July 15, 2009, which has increased to $494,859 as of December 31, 2014. Since July 15, 2009, we have concentrated our holdings into a select number of businesses.
On April 10, 2012, after fulfilling stringent regulatory and financial reporting requirements, the company became listed on the New York Stock Exchange (NYSE: SPLP).

Our Structure
SPLP is managed by SP General Services LLC (the “Manager”), pursuant to the terms of an amended and restated management agreement (the “Management Agreement”) discussed in further detail in Note 13 – "Related Party Transactions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K. From its founding in 1990, the Manager and its affiliates have focused on increasing value for investors in the entities it has managed, including SPLP and SPII.
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
ModusLink Global Solutions, Inc. (2)
CoSine Communications, Inc. ("CoSine")(2)
SPII Liquidating Trust (2)
Other Investments (4)

(1)	Consolidated subsidiary

(2)	Equity method investment

(3)	The operations of BNS are included in the Energy segment through June 30, 2012. The results of the BNS Liquidating Trust are included in the Corporate and Other segment beginning July 1, 2012.

(4)	Other investments classified in the Corporate and Other segment include various investments in available-for-sale securities in the Aerospace/Defense, Restaurant and Manufacturing industries.

Our Businesses - Consolidated Subsidiaries
Handy & Harman Ltd.
SPLP's Ownership Interest
SPLP has an ownership interest of approximately 66.2% as of December 31, 2014 in HNH. (NASDAQ (CM): HNH), formerly known as WHX Corporation, a Delaware corporation. On May 7, 2010, our ownership interest in HNH exceeded 50%, and as a result, HNH became a controlled subsidiary of SPLP and is consolidated from that date. Four of our representatives serve on HNH's eight-member board of directors, one of whom serves as Chairman. Our representatives also serve as the Executive Chairman (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer), Chief Legal Officer and as various Vice Presidents of HNH.
Description of Business
HNH is a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves. Through its wholly-owned subsidiaries, HNH focuses on high margin products and innovative technology and serves customers across a wide range of end markets. HNH sells its products and services through direct sales forces, distributors and manufacturer's representatives. HNH owns Handy & Harman Group Ltd. ("H&H Group"), which owns Handy & Harman ("H&H") and Bairnco LLC, formerly Bairnco Corporation. HNH manages its group of businesses on a decentralized basis with operations principally in North America. For the years ended December 31, 2014, 2013 and 2012, HNH generated net sales of $600,468, $571,164 and $498,713, respectively, which comprised 71%, 79% and 79% of SPLP's consolidated revenues, respectively.

In 2014 HNH entered into an agreement to sell Arlon LLC ("Arlon") which operations comprised substantially all of HNH's former Arlon Electronic Materials business. The sale was finalized in January 2015.

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
Tubing
HNH's Tubing business manufactures a wide variety of steel tubing products. HNH believes that its Tubing business manufactures the world's longest continuous seamless stainless steel tubing coils, in excess of 5,000 feet, serving the petrochemical infrastructure and shipbuilding markets. In addition, HNH also believes it is the number one supplier of small diameter (less than 3 mm) coil tubing to industry leading specifications serving the aerospace, defense and semiconductor fabrication markets. This unit also manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the transportation, appliance and heating and oil and gas industries. In addition to producing bulk tubing, it produces value added fabrications for several of these industries.
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
Customers
HNH is diversified across industrial markets and customers. HNH sells to customers in the construction, electrical, transportation, utility, medical, oil and gas exploration and food industries.
No customer accounted for more than 10% of HNH's consolidated net sales in 2014, 2013 or 2012. HNH's 15 largest customers accounted for approximately 31% of consolidated HNH net sales in 2014.
Foreign Revenue
The following table presents HNH revenue for the periods indicated:

	Revenue
	Year Ended December 31,
	2014	2013	2012
U.S.	$550,071	$518,631	$446,387
Foreign (a)	50,397	52,533	52,326
Total	$600,468	$571,164	$498,713

(a)	Foreign revenue is based on the country in which the legal subsidiary generating the revenue is domiciled.

Raw Materials

Besides precious metals, the raw materials used in the operations of the Joining Materials, Tubing, Building Materials and Kasco operations consist principally of stainless, galvanized and carbon steel, copper, tin, nickel alloys, a variety of high-performance alloys and various plastic compositions. HNH purchases all such raw materials at open market prices from domestic and foreign suppliers. HNH has not experienced any significant problem in obtaining the necessary quantities of raw materials. Prices and availability, particularly of raw materials purchased from foreign suppliers, are affected by world market conditions and government policies. The raw materials used by HNH in its non-precious metal products are generally readily available from more than one source.

Capital Investments

HNH believes that in order to be and remain competitive, its businesses must continuously strive to improve productivity and product quality, and control and/or reduce manufacturing costs. Accordingly, HNH expects to continue to incur capital investments that reduce overall manufacturing costs, improve the quality of products produced and broaden the array of products offered to the industries HNH serves, as well as replace equipment as necessary to maintain compliance with environmental, health and safety laws and regulations. HNH's capital expenditures for 2014, 2013 and 2012 for continuing operations were $12,700, $11,700 and $15,200, respectively. HNH anticipates funding its capital expenditures in 2015 from funds generated by operations and borrowed funds. HNH anticipates its capital expenditures to be in the range between $15,000 and $31,000 per year for the next several years.

HNH requires significant amounts of electricity and natural gas to operate its facilities and is subject to price changes in these commodities. A shortage of electricity or natural gas, or a government allocation of supplies resulting in a general reduction in supplies, could increase costs of production and could cause some curtailment of production.

Employees

As of December 31, 2014 HNH employed 1,925 employees worldwide. Of these employees, 377 were sales employees, 479 were office employees, 148 were covered by collective bargaining agreements, and 921 were non-union operating employees. A total of 321 employees are associated with HNH's Arlon business.

Competition

There are many companies, larger and smaller, domestic and foreign, which manufacture products of the type HNH manufactures. Some of these competitors are larger than HNH and have financial resources greater than it does. Some of these competitors enjoy certain other competitive advantages, including greater name recognition, greater financial, technical, marketing and other resources, a larger installed base of customers and well-established relationships with current and potential customers. Competition is based on quality, technology, service, and price, and in some industries, new product introduction.

Sales Channels

HNH distributes products to customers through its sales personnel, outside sales representatives and distributors in North and South America, Europe, Australia, Asia and several other international markets.

Patents and Trademarks

HNH owns patents and registered trademarks under which certain of its products are sold. In addition, HNH owns a number of U.S. and foreign mechanical patents related to certain of its products, as well as a number of design patents. HNH does not believe that the loss of any or all of these patents or trademarks would have a material adverse effect on its businesses. HNH's patents have remaining durations ranging from less-than-one year to 18 years, with expiration dates occurring at various times in 2015 through 2033.

Environmental Regulation

HNH is subject to laws and regulations relating to the protection of the environment. HNH does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2015. HNH believes it is in compliance with all orders and decrees it has consented to with environmental regulatory agencies. Please see "Item 1A - Risk Factors," "Item 3 - Legal Proceedings" and Note 21 - "Commitments and Contingencies" to the SPLP consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data."

Steel Excel Inc.

Our Ownership Interest
We have an ownership interest of approximately 57.9% as of December 31, 2014 in Steel Excel, a Delaware corporation formerly known as ADPT Corporation (OTC: SXCL.PK). On May 31, 2012, our ownership percentage exceeded 50%, and Steel Excel became a majority-owned subsidiary and is consolidated from that date forward (see Note 3 - "Acquisitions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K). Three of our representatives serve on Steel Excel's six-member board of directors, one of whom serves as Chairman and another of whom serves as the Chief Executive Officer. Our representatives also serve as Chief Financial Officer and General Counsel. Steel Excel is part of our Energy segment. Energy segment revenues totaled $210,148, $120,029 and $92,834 for the years ended December 31, 2014, 2013 and 2012, respectively, which comprised 25%, 17% and 15% of SPLP's consolidated revenues, respectively.
Description of Business
Through its wholly-owned subsidiary Steel Energy Ltd. ("Steel Energy"), Steel Excel’s Energy business provides drilling and production services to the oil and gas industry. Through its wholly-owned subsidiary Steel Sports Inc., Steel Excel’s Sports business provides event-based sports services and other health-related services. Steel Excel also makes significant non-controlling investments in entities in industries related to its existing businesses as well as entities in other unrelated industries and continues to identify business acquisition opportunities in both the Energy and Sports industries as well as in other unrelated industries.

Sales
Steel Excel relies primarily on its local operations to sell and market its services. Because they have conducted business together over several years, the members of its local operations have established strong working relationships with certain of their clients. These strong client relationships provide a better understanding of region-specific issues and enable Steel Excel to better address customer needs. In 2014, Steel Excel had two customers, that made up 20% or more of its net revenues, and its top 15 customers made up 81%, 81% and 89% of its net revenues for the years ended December 31, 2014, 2013, and during the seven month period owned by SPLP in 2012, respectively.

Competition
Steel Excel's business operates in a highly competitive industry that is influenced by price, capacity, reputation, and experience. When oil and natural gas prices and drilling activities are at high levels, service companies are ordering new equipment to expand their capacity as they are seeing increased demand for their services and attractive returns on investment. When oil and natural gas prices are declining, service companies may be willing to provide their services at reduced prices to be able to cover their equipment and other fixed costs. To be successful, Steel Excel must provide quality services that meet the specific needs of oil and gas exploration and production companies at competitive prices. In addition, we need to maintain a safe work environment and a well-trained work force to remain competitive.

Steel Excel's energy services are affected by seasonal factors, such as inclement weather, fewer daylight hours, and holidays during the winter months. Heavy snow, ice, wind, or rain can make it difficult to operate and to move equipment between work sites, which can reduce its ability to provide services and generate revenues. These seasonal factors affect Steel Excel's competitors as well. Demand for services in the industry as a whole fluctuates with the supply and demand for oil and natural gas. In general, the need for Steel Excel's services increases when demand exceeds supply. The oil and gas exploration and production companies attempt to take advantage of a higher-priced environment when demand exceeds supply, which leads to an increased need for Steel Excel's services. Conversely, as supply equals or exceeds demand, the oil and gas exploration and production companies will cut back on their production resulting in a decline in their well servicing needs or seek pricing concessions from us and other service providers when the price of oil declines.

The market for the Steel Excel's Sports business’ baseball facility services and soccer camps and leagues is very fragmented, and its competitors are primarily small local or regional operations. The market for its strength and conditioning services is fragmented, and its competitors vary from large national providers of such services to local providers of comparable or other niche services. The baseball facility services and soccer camps and leagues are affected by seasonal factors, with business volume declining from late autumn through early spring as a result of colder temperatures and fewer daylight hours. In addition, inclement weather during peak seasons can have an adverse effect on the business since fields may not be available to reschedule any canceled events. In 2013, Steel Excel completed the construction of an indoor baseball facility to enable it to provide year-round baseball services to partially mitigate the revenue declines experienced in non-peak months and during periods of inclement weather.

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

Steel Excel is also subject to the Occupational Safety and Health Act, as amended, (“OSHA”) and comparable state laws that regulate the protection of employee health and safety. OSHA’s hazard communication standard requires that information about hazardous materials used or produced in its operations be maintained and provided to employees and state and local government authorities. Steel Excel believes they are in substantial compliance with OSHA and comparable state law requirements, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances.

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

Employees
As of December 31, 2014, Steel Excel had 1,000 employees, of which 923 were full-time employees and 77 were part-time employees. All of Steel Excel's employees are located in the United States. Steel Excel also hires additional full-time and part-time employees during peak seasonal periods. None of Steel Excel's employees are covered by collective bargaining agreements. Steel Excel considers its employee relations to be satisfactory.

WebBank

Our Ownership Interest
SPLP's wholly owned subsidiary, WebFinancial Holding Corporation, conducts financial operations through its wholly-owned subsidiary, WebBank (“WebBank”). WebBank is part of our Financial Services segment. For the years ended December 31, 2014, 2013 and 2012 the Financial Services segment had revenues of $36,647, $28,185 and $21,155, respectively, which comprised 4%, 4% and 3% of SPLP's consolidated revenues, respectively.
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
Sales
WebBank generates revenue through a combination of interest income and non-interest income. Interest income is primarily derived from interest and origination fees earned on loans and investments. Non-interest income is primarily derived from minimum activity fee income on contractual lending arrangements, premiums on the sale of loans, and loan servicing fees. For the years ended December 31, 2014, 2013 and 2012, two contractual lending programs accounted for 35%, 46% and 56%, respectively, of WebBank's total revenue.
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
Employees
As of December 31, 2014, WebBank had 38 employees.
BNS Liquidating Trust
Our Ownership Interest
We have an ownership interest of approximately 84.9% as of December 31, 2014 in BNS Liquidating Trust (previously BNS Holding, Inc.). In June 2012, BNS, in accordance with its shareholder approval plan, distributed its assets and commenced its liquidation. See "Description of Business" section below for additional details.

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
Employees
The BNS Liquidating Trust had no employees as of December 31, 2014.
DGT Holdings Corp.
Our Ownership Interest
We have an ownership interest of approximately 82.7% as of December 31, 2014 in DGT (OTC: DGTC.OB), a New York corporation. On July 5, 2011, our ownership interest in DGT exceeded 50%, and as a result, DGT became a controlled subsidiary of SPLP and is consolidated from that date. Two of our representatives serve on DGT's four-member board of directors, one of which serves as DGT's President, Chief Executive Officer and Chief Financial Officer, and one is Chairman.
Description of Business
DGT's operations currently consist of a real estate business from the rental of a building retained from the sale of its Medical Systems Group on November 3, 2011 (for additional information, see Note 4 - "Discontinued Operations" to the SPLP consolidated financial statements found elsewhere in this Form 10-K). Continuing operations consist of the real estate business, investments, and general and administrative expenses.

Employees
As of December 31, 2014, DGT had no employees.
SPH Services, Inc.
Our Ownership Interest
SPH Services, Inc. (“SPH Services”) is our wholly-owned subsidiary. Three of our representatives serve as members, including Chairman, of the board of directors of SPH Services. These representatives also serve as SPH Services' Chief Executive Officer, President, Secretary, Chief Financial Officer and Treasurer.
Description of Business
SPH Services, which commenced operations on January 1, 2012, was created to consolidate the executive and corporate functions of SPLP and certain of our affiliates, including SP Corporate and Steel Partners LLC, to provide legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and similar services, to other affiliated companies. In connection with the formation of SPH Services, we acquired SP Corporate and Steel Partners LLC, our former manager, as well as certain assets from HNH.
SP Corporate has management services agreements with HNH, Steel Excel, WebBank, BNS, DGT and other related companies. Services provided to SPLP and its consolidated subsidiaries are eliminated in consolidation. For additional information on these service agreements see Note 13 - "Related Party Transactions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.
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
Employees
As of December 31, 2014, SPH Services had 65 employees.
Our Business - Equity Method Investments
Associated Companies
Associated companies are investments in operating companies in which we own between 20% and 50% of the outstanding equity and have the ability to exercise significant influence, but not control, over the investee. As such, the investments in these operating companies are accounted for under the equity method of accounting (see Note 2 - "Summary of Significant Accounting Policies" - to the SPLP consolidated financial statements found elsewhere in this Form 10-K). The investments in associated companies are classified as Long-term investments in the Consolidated Balance Sheets (see Note 5 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K).
Accounted for at fair value, as of December 31, 2014:
ModusLink Global Solutions, Inc.
We have an ownership interest of approximately 27.7% as of December 31, 2014 in MLNK (NASDAQ: MLNK), a Delaware corporation. MLNK provides supply chain and logistics services to companies in consumer electronics, communications, computing, medical devices, software, luxury goods and retail. In March 2013, pursuant to an agreement between the Company and MLNK, SPLP purchased 7,500,000 shares of MLNK common stock for $4.00 per share. This investment, plus the 6,481,185 MLNK shares already owned by the Company and its subsidiaries, gave the Company a 27.1% ownership interest in MLNK common stock. Accordingly the investment, which was previously classified as an available-for-sale security, was reclassified to an associated company as of March 12, 2013. Two members of SPLP's management team serve on the five-member MLNK board of directors, one of whom serves as chairman. SPLP elected the fair value option to account for MLNK in order to more appropriately reflect the value of MLNK in its financial statements and records any unrealized gains and losses in earnings.
SL Industries, Inc.
We have an ownership interest of approximately 24.0% as of December 31, 2014 in SLI (AMEX:SLI), a New Jersey corporation. SLI designs, manufactures and markets power electronics, motion control, power protection and specialized communication equipment. SLI's products are used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, telecom, transportation, utility, rail and highway equipment applications. Two of our representatives serve on SLI's five-member board of directors, one of whom serves as Chairman. SPLP elected the fair value option to account for SLI in order to more appropriately reflect the value of SLI in its financial statements and records any unrealized gains and losses in earnings.
JPS Industries, Inc.
We have an ownership interest of approximately 38.7% as of December 31, 2014 in JPS (OTC: JPST.PK), a Delaware corporation. JPS is a major U.S. manufacturer of extruded urethanes, ethylene vinyl acetates and mechanically formed glass and aramid substrate materials for specialty applications in a wide expanse of markets requiring highly engineered components. JPS’s products are used in a wide range of applications including: printed electronic circuit boards; advanced composite materials; civilian and military aerospace components; filtration and insulation products; specialty commercial construction substrates; high performance glass laminates for security and transportation applications; photovoltaic solar modules; paint protection films; plasma display screens; medical, automotive and industrial components; and soft body armor for civilian and military applications.
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
On January 26, 2015, HNH announced its has commenced a tender offer to purchase up to 10,028,724 shares, or approximately 96.5% of the outstanding shares, of common stock of JPS at a price of $10.00 per share in cash to all stockholders other than SPLP and with respect to the 4,021,580 JPS shares owned by SPLP, in exchange for common stock of HNH. If all shares are tendered, HNH would exchange approximately $60,100 in cash and 863,946 shares of its common stock.

Fox & Hound Restaurant Group
We previously had an indirect ownership interest in Fox & Hound Restaurant Group, a Delaware corporation (“Fox & Hound”). Fox & Hound is a privately held owner and operator of a chain of approximately 130 company-owned and 14 franchised social destination casual dining and entertainment-based restaurants in 32 states. Two of our representatives served on Fox & Hound's four-member board of directors. During the third quarter of 2013, due to the current and projected operating performance of Fox & Hound, the Company wrote its investment down to zero. On December 15, 2013, Fox & Hound filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. The Bankruptcy Court approved a plan to sell the assets of Fox & Hound and the sale closed on March 12, 2014. The Company did not receive a distribution at the conclusion of the chapter 11 process.

Other

The Company has an investment in a Japanese real estate partnership. In the second quarter of 2013, the Company reclassified this investment to an associated company.

API Technologies Corp. ("API Tech")

In May 2014 our subsidiary Steel Excel, acquired an ownership interest of approximately 20.6% in API Tech. API Tech is a designer and manufacturer of high performance systems, subsystems, modules, and components. Effective as of that date the investment in API Tech has been accounted for as an equity method investment using the fair value option. Steel Excel elected the fair value option to account for its investment in API Tech in order to more appropriately reflect the value of API Tech in its financial statements. Prior to such time, the investment in API Tech was accounted for as an available-for-sale security.

Accounted for under the traditional equity method as of December 31, 2014:
CoSine Communications, Inc.
We have an ownership interest of approximately 48.3% as of December 31, 2014 in CoSine (OTC: COSN.PK), a Delaware corporation. Two of our representatives serve on CoSine's four-member board of directors, one of whom serves as the Chief Executive Officer and Chief Financial Officer. CoSine is currently in the business of seeking to acquire one or more business operations. In January 2015, the Company increased its ownership in CoSine to approximately 80% and CoSine became a controlled subsidiary. For additional information see Note 22 - "Subsequent Events" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.
Other

Steel Excel has a 40.0% ownership interest in a fitness equipment company and a 46.9% ownership interest in iGo, Inc. ("iGo"), a mobile device accessories provider company.

SP II Liquidating Trust

The Company's investment in each series of the SPII Liquidating Trust is accounted for at fair value under the equity method (see Note 2 - "Summary of Significant Accounting Policies" and Note 13 - “Related Party Transactions” to the SPLP consolidated financial statements found elsewhere in this Form 10-K). The purpose of the SPII Liquidating Trust is to effect the orderly liquidation of certain assets previously held by SPII. SPLP's financial position, financial performance and cash flows will be affected to the extent SPII Liquidating Trust's results in realized or unrealized gains (losses) and by distributions it makes in each reporting period. These investments are classified as Long-term investments in the Consolidated Balance Sheets and the gains or losses are recorded in Income (Loss) from other investments - related party in the Consolidated Statements of Operations (see Note 5 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K).

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
We may have conflicts of interest with the minority shareholders of our businesses and decisions may need to be made by disinterested directors, without the participation of directors or officers associated with the Manager and the Company, which may be different from the decisions we would make. Companies in which we have interests but we do not control may make decisions that do not serve our interests and those of our unitholders.
The boards of directors and officers of our respective businesses, including directors and officers associated with our Manager and the Company, have fiduciary duties to their shareholders. As a result, they may make decisions that are in the best interests of their shareholders generally but which are not necessarily in the best interest of our unitholders. In dealings with us, the directors and officers of our businesses may have conflicts of interest and decisions may have to be made without their participation. Such decisions may be different from the decisions we would make and may not be in the best interests of our common unitholders, which may have an adverse effect on our business and results of operations.

There are certain interlocking relationships among us and certain affiliates of Warren G. Lichtenstein, our Executive Chairman, which may present potential conflicts of interest.
Warren G. Lichtenstein, our Executive Chairman and a substantial unitholder, is the Chief Executive Officer of our Manager. As of December 31, 2014, Mr. Lichtenstein directly owned approximately 9% of our outstanding common units. In addition, affiliates of our Manager beneficially own approximately 24% of our outstanding units, although Mr. Lichtenstein disclaims beneficial ownership of any common units not directly held by him. We have entered into transactions and/or agreements with these entities. There can be no assurance that such entities will not have interests in conflict with our own.
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
We have operations or own interests in securities of companies with operations located outside the U.S. These holdings have additional risks, including risks relating to currency exchange matters, less developed or efficient financial markets than in the U.S., absence of uniform accounting, auditing and financial reporting standards, differences in the legal and regulatory environment, different publicly available information in respect of companies in non-U.S. markets, economic and political risks, and possible imposition of non-U.S. taxes. There can be no assurance that adverse developments with respect to such risks will not adversely affect our assets that are held in certain countries or the returns from these assets.
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

The Company relies on information technology systems to both manage its daily operations and to secure its intellectual property. We use various protective measures to secure our systems from unauthorized access. However, a failure in or breach of operational or informational security systems or infrastructure, or those of our third party vendors and other service providers, as a result of information system failures or cyber attack, could disrupt business, result in the disclosure or misuse of confidential or proprietary information, including customer and vendor lists, damage our reputation and investor confidence, increase security and remediation costs and cause losses, including potential lawsuits, all of which could have a material adverse effect on our businesses, financial condition and results of operations.

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
HNH's ongoing operating cash flow requirements include arranging for the funding of the minimum requirements of the WHX Corporation Pension Plan ("WHX Pension Plan"). The performance of the financial markets and interest rates, as well as health care trends and associated mortality rates, impact our defined benefit pension plan expense and funding obligations. Significant changes in these factors, including adverse changes in discount rates, investment losses on plan assets and increases in participant life expectancy, may increase our funding obligations and adversely impact our financial statements. Required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. See Liquidity and Capital Resources section of this Form 10-K for additional information.

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

In addition, the Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act, the so-called “Volcker Rule,” which generally restricts certain banking entities (including affiliates of depository institutions) from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund (collectively, "covered funds"). The Volcker Rule became effective July 21, 2012. The implementing regulations for the Volcker Rule were finalized by various regulatory agencies on December 10, 2013, although thereafter the Federal Reserve extended the conformance period until July 21, 2015. On December 18, 2014, the Federal Reserve further extended the conformance period until July 21, 2016 with respect to investments in, and relationships with, covered funds and foreign funds subject to the Volcker Rule that were in place prior to December 31, 2013. The Federal Reserve also indicated that it eventually intends to grant a final one-year extension of the conformance period for investments in, and relationships with, such funds, until July 21, 2017. The end of the conformance period for proprietary trading activities and investments in, and relationships with, covered funds entered into on or after December 31, 2013 remains July 21, 2015. Under the regulations, following the end of each applicable conformance period, we (and our affiliates) are restricted from engaging in proprietary trading, investing in covered funds or sponsoring new covered funds unless our activities qualify for specified exemption under the rule or satisfy certain requirements under the rule. While we are a banking entity under the Volcker Rule, we do not expect the Volcker Rule to have a material impact on our business
 Furthermore, under the Dodd-Frank Act, all companies that directly or indirectly control an FDIC-insured bank are required to serve as a source of financial strength for such institution. As a result, SPLP could be called upon by the FDIC to infuse additional capital into WebBank to the extent that WebBank fails to satisfy its capital requirements, even if doing so may adversely affect SPLP’s ability to meet its other obligations. Currently, WebBank meets or exceeds all such requirements.

The U.S. Congress and state legislatures and federal and state regulatory authorities continually review banking laws, regulations and policies for possible changes. We cannot predict whether additional legislation will be enacted and, if enacted, the effect that it would have on our business, financial condition or results of operations.
WebBank may be subject to more stringent capital requirements.

In July 2013, the Federal Reserve Board and the FDIC, issued rules that implemented the Basel III changes to the international regulatory capital framework and revised the U.S. risk-based and leverage capital requirements for U.S. banking organizations in order to strengthen identified areas of weakness in capital rules and to address relevant provisions of the Dodd-Frank Act. The rules apply to WebBank.

Effective January 1, 2015 for WebBank, FDIC regulations implementing the Basel III Accord modified WebBank’s minimum capital requirements by adding a 4.5% Common Equity Tier 1 ratio and increased the Tier 1 capital ratio requirement from 4% to 6%.  Additionally, a Capital Conservation Buffer (composed solely of common equity Tier 1 capital) equal to 2.5% above the new regulatory minimum capital requirements will be phased in starting January 1, 2016 until fully implemented on January 1, 2019. A failure of WebBank to maintain the aggregate minimum capital requirements and Capital Conservation Buffer will impair its ability to make certain distributions (including dividends and stock repurchases) and discretionary bonus payments to executive officers.

Although the Company currently cannot predict the specific impact and long-term effects that Basel III will have on WebBank and the banking industry more generally, WebBank is currently within the new regulations.

Increased volatility in raw materials costs and availability may reduce revenues and profitability in our diversified industrial businesses.

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
We operate in a variety of competitive industries and market sectors. Many of our businesses' competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds than we or our businesses do and access to financing sources that may not be available to us or our businesses. In addition, some of our competitors and the competitors of our businesses may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of business opportunities than we or our businesses can.

Risks Related to Our Manager

We depend on Warren G. Lichtenstein, the Chairman and Chief Executive Officer of the Manager, and Jack Howard, the President of the Manager, in running our businesses. The loss of their services could have a material adverse effect on our business, results and financial condition.
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
Our Manager receives an annual Management Fee at a rate of 1.5% of total partner's capital, payable on the first day of each quarter, subject to quarterly adjustment. Our Manager is entitled to receive a Management Fee regardless of our net income. In addition, our Manager was granted partnership profits interests in the form of incentive units which may be classified into Class C common units of SPLP. The Manager may consider entering into or recommending riskier transactions that represent a potential higher reward in order for the Manager's units to be profitable. Any such riskier investment decisions or recommendations, if unsuccessful, could result in losses to us and a decline in the value of the common units.
We cannot determine the amount of the Management Fee that will be paid over time with any certainty.
The Management Fee is calculated by reference in part to our total partners' capital. Our total partners' capital will be impacted by the performance of our businesses and other businesses we may acquire in the future, as well as the issuance of additional common units. Changes in our total partners' capital and in the resulting Management Fee could be significant, resulting in a material adverse effect on our results of operations. In addition, if our performance declines, assuming our total partners' capital remains the same, the Management Fee will increase as a percentage of our net income.
Our Manager's liability is limited under the Management Agreement, and we have agreed to indemnify our Manager against certain liabilities. Such indemnification may incentivize our Manager to take unnecessary risks with respect to actions for which it will be indemnified.
Under the Management Agreement, our Manager, its members, officers, employees, affiliates, agents and legal representatives are not liable for, and we have agreed to indemnify such persons from, any loss or expense, including without limitations, any judgment, settlement, reasonable attorneys' fees and other costs and expenses incurred in connection with the defense of any actual or threatened proceeding, other than losses resulting from willful misconduct or gross negligence in the performance of such indemnified person's obligations and duties. Such indemnification may incentivize our Manager to take unnecessary risks with respect to actions for which it will be indemnified.
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
The Company operates, for U.S. federal income tax purposes, as a partnership and not a publicly traded partnership taxable as a corporation. Our unitholders will be subject to U.S. federal, state, local and possibly, in some cases, foreign income tax on their allocable share of our taxable income, whether or not they receive cash distributions from us. We do not anticipate making any cash distributions or paying any cash dividends. Accordingly, our unitholders may be required to make tax payments in connection with their ownership of common units that significantly exceed their cash distributions in any given year.
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
HNH
As of December 31, 2014, HNH had 23 active operating plants in the United States, Canada, China, United Kingdom, Germany, France, Poland and Mexico, with a total area of approximately 1,576,838 square feet, including warehouse, office, sales, service and laboratory space. HNH also owns or leases sales, service, office and warehouse facilities at 8 other locations in the United States, which have a total area of approximately 225,330 square feet, and owns or leases 5 non-operating locations with a total area of approximately 321,150 square feet. Manufacturing facilities are located in: Camden and Bear, Delaware; Evansville, Indiana; Agawam, Massachusetts; Middlesex, New Jersey; Arden, North Carolina; Rancho Cucamonga, California; St. Louis, Missouri; Cudahy, Wisconsin; Itasca, Illinois; Warwick, Rhode Island; Toronto and Montreal, Canada; Matamoros, Mexico; Gwent, Wales, United Kingdom; Pansdorf, Germany; Riberac, France; Gliwice, Poland; and Suzhou, China. All plants are owned except for the Middlesex, Arden, Rancho Cucamonga, Montreal, Gliwice and one of two Suzhou plants, which are leased. The Bear, Delaware, Rancho Cucamonga, California, and Suzhou, China facilities, with a total area of approximately 340,481 square feet, are associated with the Company's former Arlon business.
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
Steel Excel
Steel Excel's Energy business owns four buildings in Williston, ND, including one that serves as its headquarters and operations hub in the Bakken basin along with separate buildings with office and shop space. To support its other operations, the Energy business owns shop space Texas and leases shop space in Colorado under an arrangement that expires in 2015. The Energy business also leases shop space and office space under month-to-month arrangements on an as needed basis and owns and leases housing for temporary living arrangements for certain of its employees.

Steel Excel's Sports business has a lease for office space in Hermosa Beach, CA, that expires in June 2015, which serves as its headquarters. Steel Excel's Sports business has a lease for approximately 27.9 acres of land in Yaphank, NY, for its baseball services operation that expires in December 2016. Under this lease Steel Excel has two extension options and a right of first refusal to purchase the parcel. The Sports business also has a lease for 2,300 square feet for its CrossFit® facility in Hermosa Beach, CA, that expires in July 2015 and a lease for 9,940 square feet for its CrossFit® facility in Torrance, CA, that expires in March 2023. In addition, the Sports business has leases in various states for small administrative offices to support its youth soccer operation.

BNS
As of December 31, 2014, BNS did not own or lease any properties.
DGT
As discussed elsewhere in this Form 10-K, on August 16, 2012 DGT completed the sale of its RFI Corporation ("RFI") subsidiary and sold the related manufacturing and office property in the first quarter of 2015. In addition, as discussed elsewhere in this Form 10-K, on November 3, 2011 DGT completed the sale of Villa Sistemi Medicali S.p.A. ("Villa"), its former Italian subsidiary. DGT continues to own 67,000 square feet of design and manufacturing space in Milan, Italy and currently leases the building to the buyer of Villa.

WebBank
As of December 31, 2014, WebBank leases 8,000 square feet of office space headquartered in Salt Lake City, Utah. The term of the lease expires in March 2017. WebBank also leases office space in New Jersey through March 2017. WebBank believes that these facilities are adequate for its current needs and that suitable additional space will be available as required.
SPH Services
As of December 31, 2014, SPH Services leases 20,764 square feet of office space headquartered in New York City, New York. The term of the lease expires in December 2025. SPH Services also leases office space in Los Gatos, California through January 2017.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2014, we had 27,566,200 common units issued and outstanding. Our common units, no par value, are quoted on the NYSE under the symbol “SPLP”.  The following table sets forth the information on the high and low sales prices of our common units during 2014 and 2013.

Fiscal year ending December 31, 2014	High	Low
First Quarter	$17.57	$15.70
Second Quarter	$17.21	$15.91
Third Quarter	$16.92	$16.27
Fourth Quarter	$18.55	$15.65
Fiscal year ending December 31, 2013	High	Low
First Quarter	$13.62	$11.51
Second Quarter	$13.77	$12.90
Third Quarter	$15.47	$13.80
Fourth Quarter	$17.59	$14.88

Holders

As of December 31, 2014, there were approximately 140 unitholders of record.

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

Unit Performance Graph

The following graph compares the cumulative total return provided to unitholders on our common units since the common units began trading on April 19, 2011, relative to the cumulative total returns of the Russell 2000 index, and a customized peer group of seven companies that includes: Blackstone Group L.P., Leucadia National Corporation, Apollo Investment Corporation, Compass Diversified Holdings LLC, Gladstone Capital Corporation, Knights Capital Group, Inc. and Main Street Capital Corporation. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common units, in the peer group, and the index on April 19, 2011 and its relative performance is tracked through December 31, 2014.  We did not declare or pay any dividends during the comparison period.

	4/19/2011	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Steel Partners Holdings L.P.	$100	$74.92	$73.30	$107.87	$109.80
Russell 2000 Index	$100	$90.96	$105.83	$146.91	$154.11
Peer Group	$100	$72.48	$79.34	$126.85	$126.08

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

Issuer Purchases of Equity Securities

On December 24, 2013, the Board of Directors of the general partner of the Company approved the repurchase of up to an aggregate of $5,000 of the Company's common units (the “Repurchase Program”). Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company entered into a Stock Purchase Plan which expired on March 26, 2014. The Repurchase Program has no termination date.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 through October 31, 2014	23,155	$15.32	—	$2,430
November 1, 2014 through November 30, 2014	2,041	$16.78	—	$2,430
December 1, 2014 through December 31, 2014	11,367	$17.34	—	$2,430
Total	36,563		—
(1) All units were purchased by DGT, an affiliate of the Company, in open market transactions for its own account.

Item 6. Selected Financial Data

The following table contains our selected historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and the related notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K. The selected financial data as of and for the years ended December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements at those dates and for those periods, contained elsewhere in this Annual Report on Form 10-K. The historical selected financial data as of and for the years ended December 31, 2011 and 2010 have been derived from our audited consolidated financial statements adjusted for discontinued operations at those dates and for those periods, not contained in this Annual Report on Form 10-K.

The table below presents discontinued operations as follows:

•	The year ended December 31, 2014 includes the operations of HNH's Arlon business.

•
The year ended December 31, 2013 includes the operations of HNH's businesses: Arlon, Continental Industries ("Continental"), Canfield Metal Coating Corporation ("CMCC") and Indiana Tube de Mexico, S. De R.L. de C.V. ("ITM") through their respective sale dates, as well as one of Steel Excel's sports businesses.

•	The year ended December 31, 2012 includes the aforementioned HNH operations, as well as DGT's RFI subsidiary and DGT's Villa subsidiary through their respective sale dates.

•	The year ended December 31, 2011 includes the aforementioned operations, as well as DGT's operations from July 5, 2011.

•
The year ended December 31, 2010 includes the aforementioned HNH discontinued operations (from May 7, 2010 through December 31, 2010) as well as the gain on sale of BNS' former subsidiary, Collins Industries, Inc. ("Collins"), which was sold on February 18, 2010.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except common unit and per common unit data)
STATEMENTS OF OPERATIONS DATA (a)
Revenues:
Diversified Industrial, Energy, Financial Services and Corporate and Other	$849,530	$721,114	$630,771	$542,902	$320,716
Net (loss) income from continuing operations	$(17,572)	$38,374	$43,736	$71,298	$12,557
Income from discontinued operations	10,304	6,446	20,029	9,979	33,889
Net (loss) income	(7,268)	44,820	63,765	81,277	46,446
Less: Net income attributable to non-controlling interests:	(287)	(25,360)	(22,747)	(45,808)	(14,699)
Net (loss) income attributable to common unitholders	$(7,555)	$19,460	$41,018	$35,469	$31,747

Net (loss) income per common unit - basic:
Net (loss) income from continuing operations	$(0.48)	$0.51	$1.01	$1.19	$0.57
Net income from discontinued operations	0.21	0.14	0.37	0.22	0.69
Net (loss) income attributable to common unitholders	$(0.27)	$0.65	$1.38	$1.41	$1.26
Basic weighted average common units outstanding	28,710,220	29,912,993	29,748,746	25,232,985	25,234,827
Net (loss) income per common unit - diluted:
Net (loss) income from continuing operations	$(0.48)	$0.49	$1.01	$0.81	$0.52
Net income from discontinued operations	0.21	0.14	0.37	0.18	0.64
Net (loss) income attributable to common unitholders	$(0.27)	$0.63	$1.38	$0.99	$1.16
Diluted weighted average common units outstanding	28,710,220	30,798,113	29,774,527	29,669,582	27,482,804
 (a) Statement of operations data includes the consolidation of the results of acquired entities from their respective acquisition dates: primarily, the acquisition of HNH effective May 7, 2010, the acquisition of SWH, Inc. ("SWH") by BNS on February 2, 2011, the acquisition of DGT on July 5, 2011, the acquisition of Steel Excel on May 31, 2012, HNH's acquisition of Wolverine Joining Technologies in April 2013 and Steel Excel's acquisition of the assets of Black Hawk Energy Services, Inc. in December 2013.

	December 31,
	2014	2013	2012	2011	2010
BALANCE SHEET DATA	(In thousands, except per common unit data)
Diversified Industrial, Energy, Financial Services and Corporate and Other:
Cash and cash equivalents	$188,983	$203,980	$198,027	$127,027	$180,684
Marketable securities	138,457	178,485	199,128	—	—
Long-term investments	311,951	295,440	199,865	320,891	235,142
Total assets	1,492,905	1,522,245	1,378,359	1,129,843	1,091,865
Long-term debt	296,282	223,355	140,065	130,955	91,984
SPLP Partners’ capital	494,859	616,582	527,344	415,797	405,732
SPLP Partners’ capital per common unit	$17.95	$19.81	$17.13	$16.51	$16.07

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto that are available elsewhere in this Annual Report on Form 10-K. The following is a discussion and analysis of SPLP's consolidated results of operations for the years ended December 31, 2014, 2013 and 2012. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” in Item 1A. All monetary amounts used in this discussion are in thousands except common units and share amounts.
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
ModusLink Global Solutions, Inc. (2)
CoSine Communications, Inc. ("CoSine")(2)
SPII Liquidating Trust (2)
Other Investments (4)

(1)	Consolidated subsidiary

(2)	Equity method investment

(3)	The operations of BNS are included in the Energy segment through June 30, 2012. The results of the BNS Liquidating Trust are included in the Corporate and Other segment beginning July 1, 2012.

(4)	Other investments classified in Corporate and Other include various investments in available-for-sale securities in the Aerospace/Defense, Restaurant and Manufacturing industries.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
Revenues	$849,530	$721,114	$630,771
Cost of goods sold	587,069	496,757	416,826
Selling, general and administrative expenses	189,495	202,121	155,522
Goodwill impairment	41,450	—	—
All other expenses	6,243	5,711	26,461
Total costs and expenses	824,257	704,589	598,809
Income from continuing operations before income taxes and equity method income (loss)	25,273	16,525	31,962
Income tax provision	24,288	6,477	13,068
Income (Loss) from equity method investments and investments held at fair value:
(Loss) Income of associated companies, net of taxes	(3,379)	27,786	14,204
Income (Loss) from other investments - related party	891	(271)	(8,329)
(Loss) Income from investments held at fair value	(16,069)	811	18,967
Net (loss) income from continuing operations	(17,572)	38,374	43,736
Income from discontinued operations	10,304	6,446	20,029
Net (loss) income	(7,268)	44,820	63,765
Net income attributable to noncontrolling interests in consolidated entities	(287)	(25,360)	(22,747)
Net (loss) income attributable to common unitholders	$(7,555)	$19,460	$41,018

Revenues

Revenues in 2014 increased $128,416, or 17.8%, as compared to 2013 due to growth from acquisitions of 15.1% and core growth of 6.1%, partially offset by a decrease of 3.4%, due to other factors, primarily precious metal prices. Acquisition growth was due to PAM Fastening Technology, Inc. ("PAM") (acquired November 2013) and Wolverine Joining Technologies, LLC ("Wolverine Joining") (acquired April 2013) in the Diversified Industrial segment and the acquisition of the assets of Black Hawk Energy Services, Inc. ("Black Hawk Inc.") (acquired December 2013) and UK Elite Soccer, Inc. ("UK Elite") (acquired June 2013) in the Energy segment.

Revenues in 2013 increased $90,343, or 14.3%, as compared to 2012 due to growth from acquisitions of 11.9% and core growth of 8.2%, partially offset by a decrease of 5.8%, due to reduced investment revenues and other factors, primarily precious metal prices. The acquisition growth in the year ended December 31, 2013 was primarily due to Wolverine Joining and W.P. Hickman Company ("Hickman") (acquired December 2012) in the Diversified Industrial segment. In addition, the acquisition growth was impacted by the inclusion of a full year of Energy segment results in 2013 due to the May 2012 acquisition of Steel Excel, as well as the impact from Steel Excel's 2013 acquisitions of the assets of Black Hawk Inc. and UK Elite.

Costs and Expenses

Costs and expenses in 2014 increased $78,218, or 11.1%, as compared to 2013 and increased $105,780, or 17.7% in 2013, as compared to 2012, primarily due to an increase in cost of goods sold and Selling, general and administrative expenses ("SG&A").

Cost of Goods Sold

Cost of goods sold in 2014 increased $90,312, or 18.2%, as compared to 2013 primarily due to increases in our Diversified Industrial and Energy segments principally as a result of the acquisitions of Wolverine Joining, PAM and the assets of Black Hawk Inc., as well as additional costs due to core growth.

Cost of goods sold in 2013 increased $79,931, or 19.2%, as compared to 2012 primarily due to increases in our Diversified Industrial and Energy segments principally as a result of the acquisitions of Wolverine Joining, Hickman and the impact of the inclusion of a full year of Energy segment results in 2013 due to the May 2012 acquisition of Steel Excel, as well as the impact from Steel Excel's 2013 acquisitions of the assets of Black Hawk Inc. and UK Elite.

Selling, General and Administrative Expenses

SG&A expenses in 2014 decreased $12,626, or 6.2%, as compared to 2013 primarily due to a decrease in the Corporate and Other segment due to lower non-cash incentive unit expense recorded in 2014, compared to 2013, as well as a decrease in the Diversified Industrial segment. The Diversified Industrial decrease was due to a decrease from HNH's core business primarily due to the recording of insurance reimbursements, as well as lower benefit costs and reduced business development expenses, which were partially offset by higher incremental expenses from the Wolverine Joining and PAM acquisitions. These decreases were partially offset by an increase in our Financial Services segment due to higher personnel costs and an increase in our Energy segment principally as a result of the acquisition of the assets of Black Hawk Inc., additional costs due to core growth, higher business development costs and certain non-recurring benefits that were recorded in the prior year period.

SG&A expenses in 2013 increased $46,599, or 30.0%, as compared to 2012 primarily due to an increase in the Corporate and Other segment due to higher non-cash incentive unit expense recorded in 2013, compared to 2012 and an increase in the Diversified Industrial segment due to the Wolverine and Hickman acquisitions. Additionally, SG&A expenses increased in our Energy segment due to the impact of the inclusion of a full year of Energy segment results in 2013 due to the May 2012 acquisition of Steel Excel, as well as the impact from Steel Excel's 2013 acquisitions of the assets of Black Hawk Inc. and UK Elite.

Goodwill Impairment

In connection with its annual goodwill impairment test, the Company recognized an impairment charge of $41,450 in the fourth quarter of 2014 related to the goodwill associated with its Energy segment. The impairment resulted from the adverse effects the decline in energy prices had on the oil services industry and the projected results of operations of the Energy segment.

All Other Expenses

All other expenses increased $532 in 2014, compared to 2013, primarily from higher interest expense. All other expenses decreased $20,750 in 2013, compared to 2012, primarily from the non-recurring expense for the deferred fee liability to related party recorded in 2012, lower interest expense in 2013 and higher income from investment sales by Steel Excel in 2013, partially offset by higher asset impairment charges recorded in 2013.

(Loss) Income of Associated Companies

The (Loss) Income of associated companies in 2014 decreased by $31,165, compared to 2013, primarily due to a higher reduction in the 2014 period in the fair value of MLNK of approximately $46,100 and a higher reduction in the 2014 period in the fair value of certain investments held by Steel Excel of approximately $5,200, partially offset by higher increases in the fair value of JPS of approximately $5,100 and SLI of approximately $3,000 and the non-recurrence of a reduction in fair value recorded in the 2013 period of approximately $11,500 related to Fox & Hound (see Note 5 – "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K for additional information).

The Income (Loss) of associated companies in 2013 increased by $13,582, compared to 2012, primarily due to increases in the 2013 period in the fair value of MLNK, JPS and SLI of approximately $23,000, $9,000 and $7,000, respectively. The Company began accounting for MLNK and JPS as associated companies recorded at fair value in 2013. These increases were partially offset by an increased reduction in the fair value of Fox & Hound of approximately $11,000 in 2013 and the non-recurrence of an approximately $13,000 increase in fair value of Steel Excel recorded in the 2012 period, prior to Steel Excel becoming a consolidated subsidiary (see Note 5 – "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K for additional information).

(Loss) Income from Investment Held at Fair Value

(Loss) Income from investments held at fair value for the years ended December 31, 2014 and 2013 includes income or loss that the Company recognizes on its direct investment in API Group plc ("API'') and its investment in ModusLink warrants (see Note 5 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K). (Loss) Income from investments held at fair value for the year ended December 31, 2012 included income or loss that the Company recognized on its direct investment in API and Barbican Group Holdings Limited ("Barbican").

SEGMENT RESULTS OF OPERATIONS

The following is a summary of SPLP’s consolidated operating results by segment:

	Year Ended December 31,
	2014	2013	2012
Revenue:
Diversified industrial	$600,468	$571,164	$498,713
Energy	210,148	120,029	92,834
Financial services	36,647	28,185	21,155
Corporate and other	2,267	1,736	18,069
Total Revenue	$849,530	$721,114	$630,771
Net income (loss) by segment:
Diversified industrial	$65,543	$51,900	$27,437
Energy	(26,254)	12,641	25,034
Financial services	24,251	17,668	12,913
Corporate	(56,824)	(37,358)	(8,580)
Net income from continuing operations before income taxes	6,716	44,851	56,804
Income tax provision	24,288	6,477	13,068
Net (loss) income from continuing operations	(17,572)	38,374	43,736
Income from discontinued operations	10,304	6,446	20,029
Net income attributable to noncontrolling interests in consolidated entities	(287)	(25,360)	(22,747)
Net (loss) income attributable to common unitholders	(7,555)	19,460	41,018
Other comprehensive (loss) income	(38,779)	59,446	(6,125)
Comprehensive (loss) income attributable to common unitholders	$(46,334)	$78,906	$34,893

Diversified Industrial Segment

Our Diversified Industrial segment consists of the operations of HNH, a diversified holding company that owns a variety of manufacturing operations encompassing joining materials, tubing, building materials and cutting replacement products and services businesses. In addition, the segment results include income or loss from equity method investments held by SPLP. The following presents a summary of the Diversified Industrial segment operating results as reported in our consolidated financial statements:

	Year Ended December 31,
	2014	2013	2012
Net Sales	$600,468	$571,164	$498,713
Cost of sales	436,914	411,859	356,561
Gross profit	163,554	159,305	142,152
Selling, general and administrative expenses	116,394	117,920	103,295
Asset impairment charges	1,314	—	—
Interest expense	7,544	8,593	14,134
Derivative activity income	(1,307)	(1,195)	(1,353)
Other expense, net	181	344	435
Net income from continuing operations before income taxes	39,428	33,643	25,641
Income from associated companies:
JPS	14,277	9,204	—
SLI	11,838	9,053	1,796
Total Segment Income	$65,543	$51,900	$27,437

Comparison of the Years ended December 31, 2014 and 2013
Net sales in 2014 increased by $29,304, or 5.1% when compared to 2013. The change in net sales reflects approximately $26,700 in incremental sales associated with HNH's recent acquisitions and a net increase from core growth of approximately $27,800, which were partially offset by a reduction of approximately $25,200 in net sales due to lower average precious metal prices, principally due to silver. The acquisitions of Wolverine Joining and PAM, net of sales volume transferred to or from the acquired business units as part of HNH's integration activities, provided incremental net sales of approximately $16,700 and $10,000, respectively, during the year ended December 31, 2014. Excluding the impact of these acquisitions, value added sales, defined as net sales less revenue from the direct purchase and resale of precious metals, increased by approximately $27,800 on higher volume, primarily from the Building Materials and Joining Materials groups, which were partially offset by lower sales volume from the Tubing group. The average silver market price was approximately $19.05 per troy ounce in 2014, as compared to $23.79 per troy ounce in 2013.
Gross profit in 2014 increased by $4,249, or 2.7%, when compared to 2013, and, as a percentage of net sales, decreased to 27.2% as compared to 27.9% in 2013. The decrease was principally due to unfavorable production variances in the Tubing group driven by lower sales volume, along with higher international freight costs and a change in product mix in the Building Materials group, which were partially offset by favorable sales mix in the Joining Materials group. The change in gross profit reflects approximately $4,000 in incremental gross profit associated with HNH's recent acquisitions and a net increase from core growth of approximately $4,000, which were partially offset by a reduction of approximately $3,000 in gross profit due to lower average precious metal prices. The acquisitions of Wolverine Joining and PAM, net of sales volume transferred to or from the acquired business units as part of HNH's integration activities, provided incremental gross profit of approximately $1,200 and $2,800, respectively, for the year ended December 31, 2014. Higher sales volume from the Building Materials and Joining Materials groups led to the increase in gross profit from our core business, which was partially offset by unfavorable production variances, leading to a decline in gross profit margin, in the Tubing group due to lower sales volume.

Selling, general and administrative ("SG&A") expenses decreased by $1,526, or 1.3%, in 2014, compared to 2013. The lower SG&A expense in 2014 was driven by a decrease of approximately $3,400 from HNH's core business in 2014, primarily due to the recording of insurance reimbursements totaling $3,100, as compared to similar reimbursements of $1,100 in 2013, as well as lower benefit costs and reduced business development expenses, which were partially offset by approximately $3,100 in incremental expenses from the Wolverine Joining and PAM acquisitions.

In the fourth quarter of 2014, non-cash asset impairment charge of $700 was recorded related to certain equipment owned by the Company's Joining Materials group located in Toronto, Canada, which will either be sold or scrapped as part of HNH's continued integration activities associated with the Wolverine Joining acquisition. In addition, HNH recorded a $600 asset impairment charge associated with certain unused, real property owned by one of HNH's businesses located in Atlanta, Georgia in the fourth quarter of 2014.

Interest expense decreased by $1,049, or 12.2%, in 2014, compared to 2013. Interest expense for 2013 included a loss associated with HNH's redemption of its 10% subordinated secured notes due 2017 ("Subordinated Notes"), including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts. HNH's average interest rate was also lower for 2014 principally due to HNH's redemption of the Subordinated Notes and a decrease in the applicable interest rate margin associated with HNH's new senior credit facility, but was offset by increased average borrowing levels in the second half of 2014.

Derivative activity income was $1,307 in 2014 and $1,195 in 2013. The income in 2014 was attributable to HNH's commodity contracts, driven by a 19.9% average silver price decrease during the year. Of the income in 2013, approximately $1,988 was attributable to precious metal contracts driven by a 23.7% average silver price decrease during the year, partially offset by a loss of $793 on the embedded derivative features of HNH's Subordinated Notes and related warrants.

Comparison of the Years ended December 31, 2013 and 2012
Net sales in 2013 increased by $72,451, or 14.5% when compared to 2012. Value added sales increased by $92,200 on higher volume, primarily from HNH's Joining Materials group, including the acquisition of Wolverine Joining, the Tubing group and the Building Materials group, and were partially offset by the impact of lower average precious metal prices of approximately $19,800, principally due to silver. The average silver market price was approximately $23.79 per troy ounce in 2013, as compared to $31.17 per troy ounce in 2012. The acquisition of Wolverine Joining provided incremental net sales of approximately $39,800 in the year ended December 31, 2013 and the December 31, 2012 acquisition of Hickman provided incremental net sales of $17,100 in 2013.

Gross profit in 2013 increased by $17,153, or 12.1%, when compared to 2012, and, as a percentage of net sales, decreased to 27.9% as compared to 28.5% in the same period in 2012. The decrease was due to unfavorable product mix and reduced profit generated on the material portion of HNH's products in the Joining Materials group, due principally to lower precious metal prices, which were partially offset by favorable product mix in the Tubing group and increased sales of higher-margin branded fasteners in the Building Materials group. The acquisition of Wolverine Joining provided incremental gross profit of approximately $3,600 during the year ended December 31, 2013, and the acquisition of Hickman provided incremental gross profit of approximately $7,500 in 2013.

Selling, general and administrative ("SG&A") expenses increased by $14,625, or 14.2%, in 2013, compared to 2012. This increase was primarily due to HNH's recent acquisitions, including related integrations costs and acquisition fees, as well as overall higher sales volume in 2013. Incremental costs directly associated with the recent acquisitions totaled approximately $7,200. These increases were partially offset by an insurance reimbursement of $1,100 received for previously incurred environmental remediation costs.

Interest expense decreased by $5,541, or 39.2%, in 2013, compared to 2012. Interest expense for the year ended December 31, 2013 included a loss associated with the redemption of HNH's Subordinated Notes, including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts. This loss was offset by a lower average interest rate in the year ended December 31, 2013, principally due to HNH's debt refinancing in the fourth quarter of 2012, which resulted in the write-off of $1,100 in prior debt issuance costs in that period, and the redemption of the Subordinated Notes.

Derivative activity income was $1,195 in 2013, and $1,353 in 2012. Of the income in 2013, approximately $1,988 was attributable to precious metal contracts, partially offset by a loss of $793 on the embedded derivative features of HNH's Subordinated Notes and related warrants. Of the income in 2012, approximately $522 was attributable to precious metal contracts and approximately $831 was attributable to embedded derivative features of HNH's Subordinated Notes and related warrants.

Energy Segment

The results of SPLP's Energy segment for the years ended December 31, 2014 and 2013 consists of its consolidated subsidiary Steel Excel. The results for the year ended December 31, 2012 include Steel Excel, from its acquisition date of May 31, 2012, and the results of BNS which include the results of Sun Well prior to its sale to Steel Excel. Steel Excel provides drilling and production services to the oil and gas industry. Through its wholly-owned subsidiary Steel Sports Inc., Steel Excel focuses on providing event-based sports and other health-related services. SXCL also makes significant non-controlling investments in entities in industries related to its businesses as well as entities in other unrelated industries and continues to identify business acquisition opportunities in both the Energy and Sports industries as well as in other unrelated industries.The operations of Steel Sports are not considered material to SPLP and are included in our Energy segment.

The following presents a summary of the Energy segment operating results:

	Year Ended December 31,
	2014	2013	2012 (a)
Net revenues	$210,148	$120,029	$92,834
Cost of sales	149,923	84,197	60,075
Gross profit	60,225	35,832	32,759
Selling, general and administrative expenses	42,798	27,591	21,115
Goodwill impairment	41,450	—	—
Interest expense	3,177	1,725	737
Other income, net	(7,016)	(6,988)	(988)
Net (loss) income from continuing operations before income taxes	(20,184)	13,504	11,895
(Loss) Income from associated companies (b)	(6,070)	(863)	13,139
Total segment (loss) income	$(26,254)	$12,641	$25,034
(a) Pro forma revenue and segment income for 2012 was $123,876 and $27,998, respectively and includes the results of Steel Excel prior to SPLP's acquisition of Steel Excel in May 2012.
(b) Amount in 2014 represents Steel Excel's investments in API Tech, a sports business and iGo.
Amount in 2013 represents Steel Excel's investments in a sports business and iGo.
Amount in 2012 represents equity method income related to SPLP's investment in Steel Excel, prior to acquiring a majority interest on May 31, 2012.

Recent developments in the oil services industry will have a significant adverse effect on the results of operations of the Company's Energy segment in 2015. The decline in energy prices, particularly the significant decline in oil prices, has resulted in our customers, the oil and gas exploration and production companies (the "E&P Companies"), cutting back on their planned capital expenditure budgets for 2015, which will result in significantly reduced drilling activity. In addition, the E&P Companies are seeking price concessions from their service providers to offset their drop in revenue. Such actions on the part of the E&P Customers had little impact on the Energy segment's operations in 2014, but have had an adverse effect on its operations beginning in the early part of 2015. The Energy segment has experienced a decline in rig utilization in all of its operations and prices for its services have declined. Steel Excel has taken certain actions and instituted cost-reduction measures in an effort to mitigate these adverse effects. The Energy segment's results of operations going forward will be dependent on the price of oil in the future, the resulting drilling rig counts in the basins in which it operates, and Steel Excel's ability to return to the pricing and service levels of the past as oil prices increase. Although the impact on the Energy segment's results of operations in 2015 is very uncertain, the drilling rig count in North America has declined 35% in the early part of 2015 from its high mark in 2014, which has directly impacted the segment's rig utilization, and the pricing for the segment's services has declined in the low-to-mid double-digit teens levels in the early part of 2015. As a result, Steel Excel expects the Energy business to experience a significant decline in operating income in 2015 as compared to the 2014 results. As a result of the adverse effects the decline in energy prices had on the oil services industry and the projected results of operations of the Energy segment, the Company recognized a goodwill impairment charge of $41,450 in the fourth quarter of 2014. After the impairment charge, the carrying value of the goodwill in the Energy segment was $19,571 at December 31, 2014. A change in assumptions, including lower long-term growth rates, higher operating costs, or higher discount rates could cause a change in the estimated fair value of the Energy segment, and therefore could result in an additional impairment of goodwill, which would have an adverse effect on our results of operations.

Comparison of the Years ended December 31, 2014 and 2013

In 2014, net revenues increased $90,119, or 75.1%, when compared to 2013. The increase was primarily due to $75,500 in revenues from the acquisition of the assets of Black Hawk Inc., which was acquired in December 2013, and an increase in revenues of $6,500 in other energy operations due primarily to an increase in rig utilization for its snubbing services and an increase in revenues from its flow back services related to new equipment purchased in 2014. Net revenues from Steel Excel's sports businesses increased by $8,100 primarily as a result of $6,800 in revenues from UK Elite, which was acquired in June 2013, and an increase in revenues of $1,100 from baseball operations.

Gross profit in 2014, increased by $24,393, or 68.1%, as compared to 2013, and as a percentage of revenue declined slightly to 28.7% from 29.9%. Gross profit from Steel Excel's energy businesses increased by $21,100, and as a percentage of revenue declined slightly to 26.5% in 2014 from 27.0% in 2013. The gross profit increase was as a result of $22,400 in gross profit from the acquisition of the assets of Black Hawk Inc., which was acquired in December 2013, partially offset by a decrease in gross profit of $1,200 in Steel Excel's other energy operations. Gross profit from Steel Excel's sports businesses in the 2014 period increased by $3,400 primarily as a result of $2,700 in gross profit from UK Elite and an increase in gross profit of $600 from baseball operations.

SG&A expenses in 2014 increased by $15,207, as compared to 2013. SG&A expenses in Steel Excel's energy businesses increased by $3,100 as a result of $3,000 of costs incurred at Black Hawk Inc. in the 2014 period, whose assets were acquired in December 2013. SG&A expenses in Steel Excel's sports businesses increased by $3,800 primarily as a result of costs incurred at UK Elite, including costs associated with operating the businesses acquired in the current period. Other SG&A expenses increased by $6,100 primarily as a result of increased costs incurred for services provided by affiliates of Steel Excel and an increase in stock-based compensation expense in 2014.

A goodwill impairment charge of $41,450 was recorded in the fourth quarter of 2014 as a result of the adverse effects the decline in energy prices had on the oil services industry and the projected results of operations of the Energy segment.

Interest expense of $3,177 in 2014 decreased by $1,452, as compared to 2013, primarily as a result of the borrowings under Steel Excel's Amended Credit Agreement being outstanding for the full year in 2014.

Other income, net of $7,016 in 2014 primarily represented investment income of $6,600 and realized gains on the sale of marketable securities of $3,800, partially offset by a loss of $1,800 recognized on financial instrument obligations, a loss of $600 recognized upon initially accounting for an investment under the equity method of accounting at fair value, and a foreign exchange loss of $1,100.

Comparison of the Years ended December 31, 2013 and 2012

Net revenues in 2013 increased $27,195, or 29.3%, when compared to 2012. The increase was primarily due to full year of Steel Excel's results in 2013 due to the May 2012 acquisition of Steel Excel, as well as the impact from Steel Excel's 2013 acquisitions of the assets of Black Hawk Inc. and UK Elite.

Gross profit in 2013 increased by $3,073, or 9.4%, as compared to 2012, and as a percentage of revenue declined to 29.9% from 35.3%. The increase in gross profit was commensurate with the increase in revenues as explained above.

SG&A expenses in 2013 increased by $6,476, as compared to 2012. The increase in SG&A expenses was commensurate with the increase in revenues as explained above.

Interest expense of $1,725 in 2013 increased by $988, as compared to 2013, primarily as a result of increased interest expense primarily associated with the borrowings under the Steel Energy Credit Agreement.

Other income, net in 2013 and 2012 primarily represented realized gains and losses on the sale of marketable securities.

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
The following presents a summary of the Financial Services segment operating results as reported in our consolidated financial statements:

	Year Ended December 31,
	2014	2013	2012
Revenue:
Interest income (including fees)	$24,640	$18,898	$16,051
Non-interest income	12,007	9,287	5,104
	36,647	28,185	21,155
Costs and expenses:
Selling, general and administrative expenses	11,808	9,933	7,700
Interest expense	638	496	957
Recovery of loan losses	(50)	(80)	(416)
Asset impairment charge	—	168	1
	12,396	10,517	8,242
Total segment income	$24,251	$17,668	$12,913

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

	Year Ended December 31,
	2014			2013			2012
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate

Interest Earning Assets:
Loans Receivable	$94,484	$24,433	25.9%	$62,110	$18,704	30.1%	$45,377	$15,822	34.8%
Mortgaged-Backed Security	70	—	—%	58	—	0.1%	—	—	—%
Available for Sale Investments	566	14	2.5%	577	13	2.3%	523	16	3.1%
Fed Funds Sold	637	1	0.1%	692	1	0.1%	1,634	2	0.1%
Interest Bearing Deposits in other Banks	87,820	192	0.2%	73,345	180	0.3%	83,127	211	0.3%
Total Interest-Earning Assets	183,577	24,640	13.4%	136,782	18,898	11.4%	130,661	16,051	11.7%

Non Interest-Earning Assets	1,811			1,286			1,240
Total Assets	$185,388			$138,068			$131,901

Interest-Bearing Liabilities:
Money Market Accounts	$58,232	87	0.2%	$29,312	62	0.2%	$13,789	59	0.4%
Time Deposits	88,344	551	0.6%	72,754	434	0.6%	70,677	900	1.3%
Other Borrowings	—	—	—	—	—	—	—	—	—
Total Interest-Bearing Liabilities	146,576	638	0.4%	102,066	496	1.3%	84,466	959	1.5%

Other Non Interest-Bearing Liabilities	3,923			3,347			18,887
Total Liabilities	150,499			105,413			103,353

Shareholder's Equity	34,889			32,655			28,548
Total Liabilities & Shareholder's Equity	$185,388			$138,068			$131,901

Net Interest Income		$24,002			$18,402			$15,092

Spread on Average Interest-Bearing Funds			13%			13.3%			11.2%
Net Interest Margin			13.1%			13.5%			11.6%
Return on Assets			8.4%			8.2%			6.2%
Return on Equity			44.5%			29.5%			24.4%
Equity to Assets			18.8%			23.2%			21.5%

WebBank has several lending arrangements with companies where it originates private label credit card and other loans for consumers and small businesses. These loans are classified as held for sale and are typically sold after origination. As part of these arrangements WebBank earns origination fees that are recorded in interest income, and which increase WebBank's yield on loans.
Interest Income

Interest income increased by $5,742, or 30.4%, in 2014, compared to 2013 due primarily to the addition of new lending programs and to increased volume in the existing lending programs.

Interest income increased by $2,847, or 17.7%, in 2013, compared to 2012, due primarily to the addition of two new lending programs with favorable rates.

Interest Expense

Interest expense represents interest accrued on WebBank depositor accounts.

Interest expense increased $142, or 28.6%, in 2014, compared to 2013, primarily due to a larger deposit balance to support loan growth.

Interest expense decreased $461, or 48.2%, in 2013, compared to 2012, due to primarily due to a decrease in interest rates.

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

	Year Ended December 31,
	2014 vs 2013			2013 vs 2012			2012 vs. 2011
	Increase/	Increase/	Total	Increase/	Increase/	Total	Increase/	Increase/	Total
Rate/Volume	(Decrease)	(Decrease)	Increase/	(Decrease)	(Decrease)	Increase/	(Decrease)	(Decrease)	Increase/
	Due to Volume	Due to Rate	(Decrease)	Due to Volume	Due to Rate	(Decrease)	Due to Volume	Due to Rate	(Decrease)

Interest Earning Assets:
Loans Receivable	$7,860	$(2,130)	$5,730	$4,572	$(1,691)	$2,881	$1,675	$3,549	$5,224
Available For Sale Investments	—	1	1	5	(8)	(3)	—	—	—
Fed Funds Sold	—	—	—	(1)	1	—	—	—	—
Interest Bearing Deposits in other Banks	26	(15)	11	(24)	(5)	(29)	75	1	76
Total Interest-Earning Assets	7,886	(2,144)	5,742	4,552	(1,703)	2,849	1,750	3,550	5,300

Interest-Bearing Liabilities:
Money Market Accounts	36	(11)	25	10	(5)	5	19	6	25
Time Deposits	97	21	118	27	(493)	(466)	(139)	130	(9)
Total Interest-Bearing Liabilities	133	10	143	37	(498)	(461)	(120)	136	16
Net Effect on Net Interest Income	$7,753	$(2,154)	$5,599	$4,515	$(1,205)	$3,310	$1,870	$3,414	$5,284

Noninterest Income

Noninterest income increased $2,720, or 29.3% in 2014, compared to 2013, due primarily to the addition of new lending programs and increased volume in the existing lending programs.

Noninterest income increased $4,183, or 82.0% in 2013, compared to 2012, due primarily to increased fee income from a new lending program.

Recovery of Loan Losses

At December 31, 2014, WebBank had an estimated $57 of impaired loans, of which $4 is guaranteed by the USDA or SBA, and an allowance for loan losses of $558. At December 31, 2013 WebBank had an estimated $2,564 of impaired loans, of which $2,121 was guaranteed by USDA or SBA, and an allowance for loan losses of $424.

The recovery of provision for loan losses is primarily related to WebBank's portfolio of local real estate loans. WebBank routinely obtains appraisals on underlying collateral of nonperforming loans and records a provision for losses if the value of the collateral declines below the value of the loans. WebBank was able to recover previously charged off loans and workout or sell nonperforming loans resulting in net benefit in the provision for loan losses of $50, $80 and $416 in 2014, 2013 and 2012 respectively.

Selling General and Administrative Expenses

The increase in SG&A expenses of $1,875, or 18.9%, in 2014, compared to 2013, was due primarily to higher personnel expense in 2014 due to growth in the business.

The increase in SG&A expenses of $2,233, or 29.0%, in 2013, compared to 2012, was due primarily to higher personnel expense in 2013, partially offset by a benefit in the reserve for off balance sheet credit exposures of $175, lower professional fees and lower other miscellaneous costs.
Balance Sheet Analysis
Loan Portfolio
As of December 31, 2014, net loans accounted for 52% of WebBank's total assets compared to 44% at the end of 2013. The following table presents WebBank's loans outstanding by type of loan as of December 31, 2014 and the five most recent year-ends.

	As of December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real Estate Loans:
Construction	$—	—	$—	—	$—	—	$—	—%	$988	3.3%
Commercial - Owner Occupied	1,650	1.4%	4,671	6.1%	6,724	9.8%	8,340	18.8%	9,546	31.9%
Commercial - Other	264	0.2%	242	0.3%	318	0.5%	300	0.7%	276	0.9%
Total Real Estate Loans	1,914	1.6%	4,913	6.4%	7,042	10.3%	8,640	19.5%	10,810	36.1%
Commercial and Industrial:	75,706	63.9%	46,702	60.9%	9,832	14.4%	4,344	9.8%	6,219	20.8%
Total Commercial and Industrial	75,706	63.9%	46,702	60.9%	9,832	14.4%	4,344	9.8%	6,219	20.8%
Loans Held for Sale:	40,886	34.5%	25,125	32.7%	51,505	75.3%	31,363	70.7%	12,903	43.1%
Total Loans	118,506	100.0%	76,740	100%	68,379	100%	44,347	100%	29,932	100%
Less:
Deferred Fees and Discounts	(20)		—		21		(56)		(64)
Allowance for Loan Losses	(557)		(424)		(285)		(529)		(1,541)
Total Loans Receivable, Net	$117,929		$76,316		$68,115		$43,762		$28,327

The following table includes a maturity profile for the loans that were outstanding at December 31, 2014, substantially all of which have floating or adjustable interest rates:

Due During Years Ending December 31,	Real Estate	Commercial & Industrial	Loans Held for Sale
2015	$96	$1,142	$40,886
2016-2020	654	31,970	—
2021 and following	1,164	42,594	—
Total	$1,914	$75,706	$40,886

Nonperforming Lending Related Asset

Total nonaccrual loans at December 31, 2014 decreased by $121 from December 31, 2013. The decrease included $28 for commercial owner occupied loans and $93 for commercial and industrial loans.

	December 31,
	2014	2013	2012	2011	2010
Non-Accruing Loans:
Commercial Real Estate - Construction	$—	$—	$—	$—	$988
Commercial Real Estate - Owner Occupied	374	403	147	914	207
Commercial and Industrial	16	109	94	97	419
Total	390	512	241	1,011	1,614
Accruing Loans Delinquent:
90 Days or More	52	—	2,581	—	—
Total	52	—	2,581	—	—
Restructured Loans:
Commercial Real Estate - Owner Occupied	—	—	—	1	18
Commercial and Industrial	—	—	—	—	7
Total	—	—	—	1	25
Foreclosed Assets:
Commercial Real Estate - Owner Occupied	111	149	68	333	38
Commercial and Industrial	—	—	—	—	53
Total	111	149	68	333	91
Total Non-Performing Assets	$553	$661	$2,890	$1,345	$1,730
Total as a Percentage of Total Assets	0.2%	0.4%	2.1%	1.1%	2%

Summary of Loan Loss Experience
The methodologies used to estimate the Allowance for Loan Losses ("ALLL") depend upon the impairment status and portfolio segment of the loan. Loan groupings are created for each loan class and are then graded against historical and industry loss rates.

After applying historic loss experience, as described above, we review the quantitatively derived level of ALLL for each segment using qualitative criteria. We track various risk factors that influence our judgment regarding the level of the ALLL across the portfolio segments.

The following table summarizes activity in WebBank's allowance for loan and lease losses for the periods indicated:

	December 31,
	2014	2013	2012	2011	2010
Balance at Beginning of Period	$424	$285	$529	$1,541	$2,193
Charge Offs:
Commercial Real Estate - Construction	—	—	—	(440)	(80)
Commercial Real Estate - Owner Occupied	—	—	(1)	(422)	(482)
Commercial Real Estate - Other	—	—	—	—	(268)
Commercial and Industrial	(3)	(64)	—	(727)	(714)
Total Charge Offs	(3)	(64)	(1)	(1,589)	(1,544)
Recoveries:
Commercial Real Estate - Construction	—	—	—	466	961
Commercial Real Estate - Owner Occupied	65	23	48	27	2
Commercial Real Estate - Other	40	44	44	44	18
Commercial and Industrial	81	216	80	32	331
Total Recoveries	186	283	172	569	1,312
Net (Charge Offs) Recoveries	183	219	171	(1,020)	(232)
Additions Charged to Operations	(50)	(80)	(415)	8	(420)
Balance at End of Period	$557	$424	$285	$529	$1,541
Ratio of Net Charge Offs During the Period to Average Loans Outstanding During the Period	(0.2)%	(0.4)%	(0.4)%	2.6%	0.7%

The distribution of WebBank's allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2014		2013		2012		2011		2010
	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans
Commercial Real Estate - Construction	$—	—%	$—	—%	$—	—%	$—	—%	$200	3.3%
Commercial Real Estate - Owner Occupied	64	1.4%	77	6.1%	187	9.8%	346	18.8%	293	31.9%
Commercial Real Estate - Other	12	0.2%	28	0.3%	34	0.5%	47	0.7%	8	0.9%
Commercial and Industrial	481	63.9%	319	60.9%	64	14.4%	136	9.8%	565	20.8%
Loans Held for Sale	—	34.5%	—	32.7%	—	75.3%	—	70.7%	—	43.1%
Unallocated	—	—%	—	—%	—	—%	—	—	475	—%
Total Loans	$557	100%	$424	100%	$285	100%	$529	100%	$1,541	100%

Corporate and Other

The Corporate and Other segment consists of several consolidated subsidiaries as well as various investments and cash and cash equivalents. Corporate revenues primarily consist of investment and other income, investment gains and losses and rental income. See Note 5 - "Investments" to the SPLP consolidated financial statements included elsewhere in this Form 10-K for additional information on the equity method investments and other investments classified within this segment.

SPH services provides legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and similar services, to other affiliated companies.

DGT's operations currently consist of a real estate business from a rental building retained from the sale of its Medical Systems Group on November 3, 2011. The expenses related to the BNS Liquidating Trust are included in Corporate and Other from July 1, 2012 through December 31, 2012. For additional information on the BNS Liquidating Trust, see Note 16 - "Capital and Accumulated Other Comprehensive Income" to the SPLP consolidated financial statements included elsewhere in this Form 10-K.

The following presents a summary of Corporate and Other segment operating results as reported in our consolidated financial statements:

	Year Ended December 31,
	2014	2013	2012
Revenue:
Investment and other income	$1,346	$665	$2,347
Net investment gains	921	1,071	15,722
	2,267	1,736	18,069
Costs and expenses:
Selling, general and administrative expenses	18,494	46,677	23,414
Interest expense	529	338	152
Asset impairment charges	1,223	2,520	1,409
Deferred fee liability to related party - increase	—	—	11,448
Other expense	243	491	133
	20,489	50,026	36,556
Loss from continuing operations before income (loss) from equity method investments and investments held at fair value	(18,222)	(48,290)	(18,487)
Equity Method Investments:
Associated Companies:
MLNK	(22,940)	23,154	—
CoSine	(405)	(418)	(328)
Fox & Hound Acquisition Corp. ("Fox & Hound")	—	(11,521)	(403)
Other	(79)	(823)	—
Income (Loss) from other investments - related party	891	(271)	(8,329)
Total (loss) income from equity method investments	(22,533)	10,121	(9,060)
(Loss) Income from investments held at fair value	(16,069)	811	18,967
Total segment loss	$(56,824)	$(37,358)	$(8,580)

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

Investment and other income increased by $681 or 102.4% in 2014, compared to 2013 due to higher dividends received in 2014 compared to 2013. Investment and other income decreased by $1,682 or 71.7% in 2013, compared to 2012 due to higher dividend income recorded in 2012 as a result of an approximately $2,000 dividend from SLI (see Note 5 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K for additional information).

Net investment gains in 2014 were $921 compared to $1,071 in 2013. The net gains in 2014 were due to income from foreign currency instruments. The net gains in 2013 were primarily due to gains of approximately $1,200 on the sales of certain available-for-sale securities, partially offset by losses from foreign currency instruments.

Net investment gains in 2013 were $1,071 compared to $15,722 in 2012. The net gains in 2013 were primarily due to gains of approximately $1,200 on the sales of certain available-for-sale securities, partially offset by losses from foreign currency instruments. The net gains in 2012 were primarily due to the gain on the Company's investment in Steel Excel of approximately $13,500 resulting from remeasuring our investment to fair value upon acquisition of the majority interest in Steel Excel on May 31, 2012. See Note 3 - "Acquisitions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K for further information.

Interest Expense

Interest expense increased in 2014 compared to 2013 primarily due to borrowings under the credit agreement with PNC Bank, National Association (“PNC”) (the “Amended Credit Facility”). In April 2014, the Company borrowed $47,500 under the Amended Credit Facility in connection with a tender offer for its common units (see Note 16 - "Capital and Accumulated Other Comprehensive Income" to the SPLP consolidated financial statements found elsewhere in this Form 10-K). The amounts outstanding under the Credit Facility were approximately $33,800 and $0 as of December 31, 2014 and 2013, respectively (see Note 14 - Debt and Capital Lease Obligations" to the SPLP consolidated financial statements found elsewhere in this Form 10-K).

Interest expense in 2013 and 2012 was primarily due to foreign currency transactions that the Company entered into which, in effect, in certain circumstances, may have represented borrowings from the counterparty. Interest expense represents interest and other fees on such transactions.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of legal, accounting, audit, tax, professional fees, management fees and expense related to the Company's incentive units in all periods (see Note 16 - "Capital and Accumulated Other Comprehensive Income" to the SPLP consolidated financial statements found elsewhere in this Form 10-K).

SG&A expenses decreased by $28,183 or 60.4% in 2014, compared to 2013, primarily due to lower non-cash incentive unit expense (see Note 16 - "Capital and Accumulated Other Comprehensive Income" to the SPLP consolidated financial statements found elsewhere in this Form 10-K).

SG&A expenses increased by $23,263 or 99.4% in 2013, compared to 2012, primarily due to non-cash incentive unit expense (see Note 16 - "Capital and Accumulated Other Comprehensive Income" to the SPLP consolidated financial statements found elsewhere in this Form 10-K).

Impairment Charges

In 2014, the Company recorded an impairment charge of $1,223 to record an asset held for sale by DGT to its net realizable value.

In 2013, the Company recorded an impairment charge of $1,510 related to its investment in a Japanese real estate partnership and an impairment charge of approximately $1,010 related to an other-than-temporary decline in an available-for-sale security (see Note 5 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K).

In 2012, the Company recorded an impairment charge of $580 related to its investment in a Japanese real estate partnership (see Note 5 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K). In addition, the Company recorded an other than temporary impairment of $829 related to an available for sale security.

Deferred Fee Liability to Related Party - Increase

Deferred fee liability to related party - increase arose as a result of the assumption, in connection with the Exchange Transaction, of an obligation pursuant to a deferred fee agreement due to the Investment Manager, an affiliate of the Manager ("Deferred Fee Liability"). The increase in Deferred Fee Liability to related party of $11,448 recorded in 2012 was due to an increase in an index related to the value of SPLP. On April 11, 2012, the Company and the Investment Manager terminated the Investor Services Agreement by mutual consent. As a result of the termination of the Investor Services Agreement the full amount in the Deferred Fee Liability became immediately payable. As a result, on April 11 and May 11, 2012, 6,403,002 and 536,645 class B common units, respectively, were issued to the Investment Manager. In connection with the termination of the Investor Services Agreement, the Investment Manager agreed not to sell any of the common units issued as payment for the deferred fee during the one year period following the Termination Date. For additional information, see Note 13 - "Related Party Transactions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

Equity Method Investments

Associated Companies

We record income or loss on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee.

As noted in the table above, the change within the Corporate and Other segment in 2014 was primarily due to greater reductions in the 2014 period related to the fair value of MLNK, partially offset by the non-recurring loss recorded in 2013 related to Fox & Hound (see Note 5 – "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K for additional information). The change in 2013 was due to income recorded in 2013 related to the the increase in fair value of MLNK, which became an associated company in 2013, partially offset by a higher loss in 2013 related to Fox & Hound.

Income (Loss) From Other Investments - Related Party

Income (Loss) from other investments - related party represents the change in fair value that we recognize on our 43.75% investment in each series of the SPII Liquidating Trust (for additional information see Note 5 - “Investments” to the SPLP consolidated financial statements found elsewhere in this Form 10-K). The income in 2014 was primarily due to the series of the SPII Liquidating Trust that holds an interest in Steel Partners China Access I L.P. The loss for the year ended December 31, 2013 was not significant. The loss in 2012 was primarily due to the series of the SPII Liquidating Trust that held an interest in Fox & Hound Restaurant Group ("F&H"). On March 19, 2012, in conjunction with a long-term refinancing of its debt, Fox & Hound issued new common equity. As a result of the transaction, our interest in F&H through the SPII Liquidating Trust was diluted and reduced by approximately $11,200, which was recorded in the first quarter of 2012.
(Loss) Income From Investments Held at Fair Value
(Loss) Income from investments held at fair value for the years ended December 31, 2014 and 2013 includes income or loss that the Company recognizes on its direct investment in API and its investment in ModusLink warrants (see Note 5 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K). (Loss) Income from investments held at fair value for the year ended December 31, 2012 included income or loss that the Company recognized on its direct investment in API and Barbican.
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

For the years ended December 31, 2014, 2013 and 2012 tax provisions of $24,288, $6,477 and $13,068 from continuing operations were recorded. The increase in the effective tax rate in 2014 was impacted by the tax effect of the non-deductible portion of the goodwill impairment recorded in the fourth quarter of 2014 (see Note 11 - "Goodwill and Other Intangible Assets, Net" of the SPLP financial statements found elsewhere in this Form 10-K ).
At December 31, 2014, HNH has U.S. federal NOLs of approximately $82,400 (approximately $28,800 tax-effected), as well as certain state NOLs. The U.S. federal NOLs expire between 2026 and 2029. Also included in deferred income tax assets are tax credit carryforwards of $3,700. HNH's net tax provisions from continuing and discontinued operations reflects utilization of approximately $23,800 of Federal NOLs in 2014.
Steel Excel had Federal net operating loss carryforwards of approximately $113,000 that expire in 2014 through 2031, and domestic state net operating loss carryforwards of approximately $159,900 that expire in 2014 through 2031. Steel Excel also had Federal research and development credit carryforwards of approximately $30,300 that expire in 2018 through 2029, and domestic state research and development credit carryforwards of approximately $17,700 that do not expire. Steel Excel’s ability to utilize its net operating loss and other credit carryforwards would be subject to limitation upon a change in control.
During 2013 and 2012 WebFinancial had significant earnings and utilized the vast majority of its Federal and state NOLS. Accordingly, WebFinancial recorded tax benefits in continuing operations of approximately $1,034 associated with the reversals of its deferred tax valuation allowances.
At October 31, 2014, DGT had $28,818 of federal net operating loss carryforwards that are scheduled to expire from 2021 to 2031. Because of the uncertainty of future earnings of DGT, a valuation allowance has been established for the net operating loss carryforwards. As described in Note 1 - “Nature of the Business and Basis of Presentation” included in the SPLP financial statements found elsewhere this Form 10-K, the Consolidated Balance Sheet as of and for the twelve months ended December 31, 2014 includes DGT’s activity as of and for its twelve months ended October 31, 2014.

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
Cash Flow Summary

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$78,033	$94,952	$65,498
Net cash (used in) provided by investing activities	(63,058)	(154,322)	74,765
Net cash (used in) provided by by financing activities	(29,667)	65,450	(69,531)
Change in period	$(14,692)	$6,080	$70,732

Cash Flows from Operating Activities

Net cash provided by operating activities for the twelve months ended December 31, 2014 was $78,033. Net loss from continuing operations of $17,572 was impacted by certain non-cash items and a decrease of $43,581 relating to changes in certain operating assets and liabilities. Of this working capital decrease, $21,172 was from a decrease in accounts payable and accrued and other liabilities, $17,251 was due to an increase on loans held for sale, $3,056 was from an increase in accounts receivable and $4,697 was from an increase in inventories, partially offset by a decrease of $2,109 in prepaid and other assets. Net cash provided by operating activities was also impacted by $18,588 in cash provided by operating activities of discontinued operations.

Net cash provided by operating activities for the twelve months ended December 31, 2013 was $94,952. Net income form continuing operations of $38,374 was impacted by certain non-cash items and an increase of $11,125 relating to changes in certain operating assets and liabilities. Of this working capital increase, $26,379 was due to a decrease in loans held for sale, $7,875 was from an decrease in accounts receivable, $698 was from an decrease in prepaid and other assets, $2,812 was from an decrease in inventories, partially offset by $25,107 from a decrease in accounts payable and accrued and other liabilities. Net cash provided by operating activities was also impacted by $9,699 in cash provided by operating activities of discontinued operations.

Net cash provided by operating activities for the twelve months ended December 31, 2012 was $65,498. Net income from continuing operations of $43,736 was partially offset by a decrease of $24,305 relating to changes in operating assets and liabilities. Of this working capital decrease, $20,142 was from an increase on loans held for sale, $15,220 was from a decrease in accounts payable and accrued and other liabilities, partially offset by a decrease in accounts receivable of $13,618, and a decrease in inventories of $458. The decrease in accounts receivable relates primarily to principally due to the impact of lower silver prices on HNH in 2012, compared with rising prices in 2011. Net income from continuing operations was also impacted by $11,448 relating to the increase in the Deferred Fee Liability to related party. Net cash provided by operating activities was also impacted by $32,802 relating to net cash provided by operating activities of discontinued operations.

Cash Flows from Investing Activities

Net cash used in investing activities for the twelve months ended December 31, 2014 was $63,058. Significant items included cash paid for acquisitions made by HNH and Steel Excel, of $517, investments in associated companies of $1,643, which primarily relates to our investment in ModusLink and Steel Excel's investment in an associated company, a net increase in loans receivable of $25,805, purchases of property plant and equipment of $28,769 and settlements of financial instruments of $24,429. These cash uses from investing activities were partially offset by cash increases due to proceeds from the sales of discontinued operations of $3,732 and net proceeds from investment sales and maturities of $12,941.

Net cash used in investing activities for the twelve months ended December 31, 2013 was $154,322. Significant items included cash paid for acquisitions made by HNH and Steel Excel, of $130,528, investments in associated companies of $36,018, which primarily relates to our investment in ModusLink and Steel Excel's investment in an associated company, a net increase in loans receivable of $34,619 and purchases of property plant and equipment of $20,885. These cash uses from investing activities were partially offset by cash increases due to proceeds from the sales of discontinued operations of $45,334 and net proceeds from investment sales and maturities of $24,488.

Net cash provided by investing activities for the twelve months ended December 31, 2012 was $74,765. Significant items included net cash acquired in acquisitions of $29,941, primarily from the acquisition of Steel Excel, proceeds from the sales of discontinued operations of $33,505 and investment sales net of purchases of $61,747. These cash increases were partially offset by investments in associated companies of $16,628, which represents our investment in Fox & Hound and additional investment in Steel Excel, and purchases of property plant and equipment of $30,569.

Cash Flows from Financing Activities

Net cash used in financing activities for the twelve months ended December 31, 2014 was $29,667. This was due primarily to repayments of term loans of $182,080 and repurchases of subordinated notes of $346, subsidiary repurchases of their treasury stock of $78,488, treasury purchases of SPLP units of $51,465 primarily due to the tender offer for SPLP units in 2014, subsidiary's purchases of the Company's common units of $7,921, partially offset by proceeds from term loans of $52,600, proceeds from revolver borrowings of $196,212 and a net increase in deposits of $46,654.

Net cash provided by financing activities for the twelve months ended December 31, 2013 was $65,450. This was due primarily to proceeds from term loans of $105,000, proceeds from revolver borrowings of $30,950 and a net increase in deposits of $39,567, partially offset by subsidiary repurchases of their treasury stock of $50,144, repayments of term loans of $27,582, subsidiary's purchases of the Company's common units of $15,690 and repurchases of subordinated notes of $11,323.

Net cash used in financing activities for the twelve months ended December 31, 2012 was $69,531. This was due primarily to distributions paid to noncontrolling interest holders of BNS of $10,316, subsidiary's purchases of the Company's common units of $15,082, repayments of term loans of $95,833, lower bank deposits held by WebBank of $16,273, repurchases of subordinated notes of $10,847 and net revolver payments of $23,849, partially offset by proceeds from term loans of $116,838.

LIQUIDITY AND CAPITAL RESOURCES

Holding Company

SPLP (excluding its operating subsidiaries, the “Holding Company”) is a global diversified holding company whose assets principally consist of the stock of its direct subsidiaries, cash and cash equivalents and other non-controlling investments in equity securities. Its principal potential sources of funds are available cash resources, investments, borrowings, public and private capital market transactions, distributions or dividends from subsidiaries, as well as dispositions of existing businesses and investments. The Holding Company’s investments are subject to changes that may result in amounts realized from any future sales that are at times significantly different from the value we are reporting at December 31, 2014. These investments, including those accounted for under the equity method, can be impacted by market conditions, changes in the specific business environments of our investees or by the underlying performance of these businesses.

In addition to cash and cash equivalents, the Holding Company considers certain investments at fair value included in its consolidated balance sheet as being generally available to meet its liquidity needs. These investments are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a reasonable period of time. As of December 31, 2014, the Holding Company had cash and cash equivalents of approximately $10,500 and investments of approximately $257,400.

The Holding Company generally does not have access to the cash flow generated by the Company’s operating businesses for its needs, and the operating businesses generally do not rely on the Holding Company to support their operating activities. The Holding Company’s available liquidity, income from management services agreements and the investment income realized from the Holding Company’s cash, cash equivalents and marketable securities is used to meet the Holding Company’s recurring cash requirements, which are principally the payment of its overhead expenses (see Note 13 - "Related Party Transactions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K).

The Holding Company and its operating businesses may use their available liquidity to make acquisitions of new businesses and other investments, but the timing and cost of any future investments cannot be predicted. The Company may seek external debt or equity financing and will rely on its existing liquidity to fund corporate overhead expenses and new acquisition opportunities. It may also dispose of existing businesses and investments. At December 31, 2014, the Holding Company and its consolidated subsidiaries had, in the aggregate, cash and cash equivalents of $188,983 available for operations in the ordinary course of business and for the acquisition of interests in businesses.

The Holding Company's Amended Credit Facility provides for a revolving credit facility with borrowing availability of up to $75,000 and additional flexibility to allow one or more new lenders to join and become a party to the Amended Credit Facility with a minimum revolving credit commitment amount of not less than $10,000, and not to exceed a total commitment of $100,000. Amounts outstanding under the Amended Credit Facility bear interest at LIBOR plus 1.25%, and are collateralized by first priority security interests of certain of the Company's deposit accounts and publicly traded securities. The interest rate on the Amended Credit Facility was 1.7% as of December 31, 2014. The Amended Credit Facility requires a commitment fee to be paid on unused borrowings and also contains customary affirmative and negative covenants, including a minimum cash balance covenant, restrictions against the payment of dividends and customary events of default. Any amounts outstanding under the Amended Credit Facility are due and payable in full on October 23, 2017.

The Amended Credit Facility also includes provisions for the issuance of letters of credit up to $10,000, with any such issuances reducing total borrowing availability. There were no letters of credit outstanding at December 31, 2014.

In April 2014, the Company borrowed $47,500 under the Amended Credit Facility in connection with a tender offer for its common units (see Note 16 - "Capital and Accumulated Other Comprehensive Income"). The amounts outstanding under the Credit Facility were approximately $33,788 and $0 as of December 31, 2014 and 2013, respectively.

Discussion of Segment Liquidity and Capital Resources

HNH

HNH's principal source of liquidity is its cash flows from operations. As of December 31, 2014, HNH’s current assets totaled $258,544, its current liabilities totaled $77,461, and its working capital was $181,083, as compared to working capital of $147,667 as of December 31, 2013.

HNH generated $50,689 of positive cash flow from operating activities in the twelve months ended December 31, 2014 and $49,163 of positive cash flow from operating activities in the comparable 2013 period. SPLP's consolidated financial statements reflect pre-tax income from continuing operations of $39,428 and $33,643 relating to HNH for the twelve months ended December 31, 2014 and 2013, respectively.

HNH's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, the parent company, subject to certain exceptions including required pension payments to the WHX Pension Plan. HNH does not expect these restrictions to have an impact on it's ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. HNH expects to have required minimum contributions to the WHX Pension Plan for 2015, 2016, 2017, 2018, 2019 and for the five years thereafter of $17,000, $13,900, $14,800, $17,000, $18,600 and $59,500, respectively. Such required contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

HNH believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. On August 29, 2014, H&H Group entered into an amended and restated senior credit agreement, which provides for an up to $365,000 senior secured revolving credit facility. As of December 31, 2014, H&H Group's availability under its senior secured revolving credit facility was $101,000 and as of January 31, 2015, it was 178,200, reflecting the sale of Arlon. HNH's ability to satisfy its debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets in which it operates, as well as financial, business and other factors, some of which are beyond its control. In addition, HNH's senior secured revolving credit facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants. There can be no assurances that H&H Group will continue to have access to its lines of credit if its financial performance does not satisfy the financial covenants set forth in the financing agreements. If H&H Group does not meet certain of its financial covenants, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

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

Consistent with this philosophy, HNH has commenced a tender offer to purchase up to 10,028,724 shares, or approximately 96.5% of the outstanding shares, of JPS at a price of $10.00 per share in cash to all stockholders other than SPLP, and with respect shares owned by SPLP, in exchange for common stock of HNH. If all shares are tendered, HNH would exchange approximately $60,100 in cash and 863,946 shares of its common stock. On March 4, 2015, HNH announced that it was extending the expiration of the tender offer from March 9, 2015 to March 23, 2015. The extension of the tender offer is intended to facilitate the discussions between the Company and JPS regarding a potential negotiated transaction. There is no assurance that HNH and JPS will enter into a definitive agreement.

In addition, HNH entered into an agreement in December 2014 to sell Arlon, which operations comprised substantially all of HNH's former Arlon business for $157,000 in cash, subject to a working capital adjustment and certain potential reductions as provided in the purchase agreement. The closing of the sale occurred in January 2015.

DGT

At October 31, 2014, its most recent fiscal period, DGT had approximately $2,400 in cash and cash equivalents and approximately $51,000 of investments. DGT's operations currently consist of a real estate business from a rental building retained from the sale of its Medical Systems Group on November 3, 2011. Continuing operations consist of the real estate business, investments, and general and administrative expenses.

Steel Excel

As of December 31, 2014, Steel Excel's working capital was $197,294. Steel Excel's principal source of liquidity is cash, cash equivalents and marketable securities on hand.

At December 31, 2014, Steel Excel had $190,367 in cash and marketable securities. The marketable securities included short-term deposits, corporate debt and equity instruments, United States government securities, and securities of government agencies. In the future, Steel Excel may make additional acquisitions of businesses, and may use a significant portion of its available cash balances for such acquisitions or for working capital needs thereafter.

Steel Excel's credit agreement, entered into in July 2013 and amended in December 2013 (the “Amended Credit Agreement”), with Wells Fargo Bank National Association, RBS Citizens, N.A., and Comerica Bank provided for a borrowing capacity of $105,000 consisting of a $95,000 secured term loan (the “Term Loan”) and up to $10,000 in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. At December 31, 2014, the Company had $10,000 of borrowing capacity under the Revolving Loans, all of which was available as no Revolving Loans were outstanding. As of December 31, 2104 Steel Excel had $79,300 outstanding under the Term Loan.

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

The Amended Energy Credit Agreement runs through July 2018, with the Term Loan amortizing in quarterly installments of $3,300 and a balloon payment due on the maturity date. Borrowings under the Amended Credit Agreement bear interest at annual rates of either (i) the Base Rate plus an applicable margin of 1.50% to 2.25% or (ii) LIBOR plus an applicable margin of 2.50% to 3.25%. The “Base Rate” is the greatest of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%. The applicable margin for both Base Rate and LIBOR is determined based on the leverage ratio calculated in accordance with the Amended Credit Agreement. LIBOR-based borrowings are available for interest periods of one, three, or six months. In addition, Steel Excel is required to pay commitment fees of between 0.375% and 0.50% per annum on the daily unused amount of the Revolving Loans.

The Amended Credit Agreement contains certain financial covenants, including (i) a leverage ratio not to exceed 3.00:1 for quarterly periods through June 15, 2015, 2.75:1 for quarterly periods through June 30, 2017, and 2.5:1 thereafter and (ii) a fixed charge coverage ratio of 1.15:1 for quarterly periods through December 31, 2016, and 1.25:1 thereafter. Steel Excel was in compliance with all financial covenants as of December 31, 2014.

The Amended Credit Agreement also contains standard representations, warranties, and non-financial covenants. The repayment of the Term Loan can be accelerated upon (i) a change in control, which would include Steel Energy Services owning less than 100% of the equity of Sun Well or Rogue or SPLP owning, directly or indirectly, less than 35% of Steel Energy Services or (ii) other events of default, including payment failure, false representations, covenant breaches, and bankruptcy.

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

WebBank

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations such as certificate of deposit maturities and to fund customer credit needs. WebBank had $96,829 and $90,452 in cash at the Federal Reserve Bank and in its Fed Funds account at its correspondent bank at December 31, 2014 and 2013, respectively. WebBank had $17,400 and $13,400 in lines of credit from its correspondent banks at December 31, 2014 and 2013, respectively. WebBank had $42,011 and $29,055 available from the Federal Reserve discount window at December 31, 2014 and 2013, respectively. WebBank had a total of $156,240 and $132,907 in cash, lines of credit, and access to the Federal Reserve Bank discount window at December 31, 2014 and 2013, respectively, which represents approximately 69% and 77%, respectively, of WebBank's total assets.
Contractual Commitments and Contingencies
Our consolidated contractual obligations as of December 31, 2014 are identified in the table below:

	Payments Due By Period
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter	Total
Debt obligations	$20,194	$63,264	$233,018	$—	$316,476
Estimated interest expense (1)	7,907	14,043	10,122	—	32,072
Deposits (2)	87,804	77,056	—	—	164,860
Operating lease obligations	7,147	11,027	7,632	8,855	34,661
Capital lease obligations	486	288	—		774
Deferred compensation	220	3,489	—		3,709
Pension and other post-employment benefit plans	17,100	28,700	35,600	59,500	140,900
Total	$140,858	$197,867	$286,372	$68,355	$693,452
(1) The interest rates for the estimated interest expense were based on interest rates at December 31, 2014.
(2) Excludes interest.

Environmental Liabilities

Certain of BNS' and HNH's facilities are environmentally impaired. BNS and HNH have estimated their liability to remediate these sites to be $3,822 and $4,622, respectively, at December 31, 2014. For further discussion regarding these commitments, among others, see Note 21, “Commitments and Contingencies,” to the SPLP consolidated financial statements included elsewhere in this Form 10-K.
Deposits
Deposits at WebBank at December 31, 2014, and 2013 were as follows:

	2014	2013
Current	$87,804	$87,319
Long-term	77,056	30,887
Total	$164,860	$118,206
The increase in deposits at December 31, 2014 compared with 2013 is due to WebBank's strategic decision to increase its excess liquidity in relation to contractual lending programs and anticipated growth. The average original maturity for time deposits at December 31, 2014 was 30 months compared with 22 months at December 31, 2013. The following table details the maturity of time deposits as of December 31, 2014:

	Maturity
	< 3 Months	3 to 6 Months	6 to 12 Months	> 12 Months	Total
	(Dollars in Thousands)

Certificate of Deposits less than $100	$—	$7,712	$6,592	$71,970	$86,274
Certificate of Deposits of $100 or more	—	4,356	8,341	5,087	17,784
Total Certificates of Deposits	$—	$12,068	$14,933	$77,057	$104,058

Off-Balance Sheet Risk

It is not the Company's usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of HNH's Joining Materials business choose to do business on a “pool” basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in HNH's balance sheet. As of December 31, 2014, customer metal in H&H's custody consisted of 191,217 ounces of silver, 518 ounces of gold, and 1,392 ounces of palladium. The market value per ounce of silver, gold and palladium as of December 31, 2014 was $15.75, $1,199.25, and $798.00, respectively.
SPLP uses the same credit policy in making commitments and conditional obligations as it does for on-balance sheet instruments.
WebBank is a party to financial instruments with off-balance sheet risk. In the normal course of business, these financial instruments include commitments to extend credit in the form of loans as part of WebBank's lending arrangements. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement WebBank has in particular classes of financial instruments.
WebBank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments.
At December 31, 2014 and 2013, WebBank's undisbursed commitments under these instruments totaled $82,788 and $28,011, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of the WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without the credit being extended, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each prospective borrower's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by WebBank upon extension of credit is based on management's credit evaluation of the borrower and WebBank's counterparty.
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
Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized holding gains or losses on the majority of available-for-sale securities are excluded from earnings and reported, until realized, in accumulated other comprehensive income (loss) as a separate component of SPLP partners' capital. Associated companies and other investments - related party are accounted for using the equity method of accounting. In applying the equity method for investments where the fair value option has not been elected, SPLP records the initial investment at cost and subsequently increases or decreases the investment by its proportionate share of the net income or loss of the investee. Dividends received from investees are recorded as reductions in the carrying value of the investment. For equity method investments which the Company has elected to measure at fair value, unrealized gains and losses are reported in the consolidated statement of operations as part of Income from equity method investments and include (Loss) Income of associated companies, net of taxes and Income (Loss) from other investments - related party.

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
Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability. Such factors may materially impact the fair value of our assets and liabilities. Based on their respective balances as of December 31, 2014, we estimate that in the event of a 10% adverse change in the fair values of our marketable securities and long-term investments, the fair values would decrease by approximately $13,800 and $31,000, respectively.
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
Goodwill
SPLP performs its annual impairment test in the fourth quarter of its fiscal year, and would perform testing for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Under ASC 350, an entity can choose between two testing approaches.

a.
Step 0 or Qualitative approach - An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity shall assess relevant events and circumstances. Examples of such events and circumstances would include pertinent macroeconomic conditions, industry and market considerations, overall financial performance and other factors.

An entity has an unconditional option to bypass this qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.

b.
Step 1 or Quantitative approach - The fair value of a reporting unit is calculated and compared with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, there is no indication of impairment and further testing is not required. If the carrying amount of a reporting unit exceeds its fair value, then a second step of testing is required (“Step 2”). The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. Goodwill is allocated to each reporting unit based on the goodwill valued in connection with each business combination consummated within each reporting unit. Four reporting units of the Company, have goodwill assigned to them.
In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstance, including: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other entity-specific events. The Company's current expectations associated with such factors could differ from future results, and the recoverability of goodwill may be impacted if the Company's estimated future operating cash flows are not achieved. The Company also uses judgment in assessing whether assets may have become impaired between annual impairment tests. Circumstances that could trigger an interim impairment test include, but are not limited to: the occurrence of a significant change in circumstances, such as continuing adverse business conditions or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; or results of testing for recoverability of a significant asset group within a reporting unit. The Company utilized a qualitative approach to assess its goodwill at three of its reporting units and used the two-step quantitative test for one of its reporting units as of its most recent assessment date.
During 2014, the adverse effect on the Energy business of declining oil prices resulted in a goodwill impairment charge of $41,450 recorded by our Energy segment. We estimated the fair value of our Energy segment based on valuations, which relied on certain assumptions we made including projections of future revenues based on assumed long-term growth rates, estimated costs, and the appropriate discount rates. The estimates we used for long-term revenue growth and future costs are based on historical data, various internal estimates, and a variety of external sources, and were developed as part our long-range assessment of our Energy business given the recent developments in the oil services industry. After the impairment charge, the carrying value of the goodwill in the Energy segment was $19,571 at December 31, 2014. A change in assumptions, including lower long-term growth rates, higher operating costs, or higher discount rates could cause a change in the estimated fair value of the Energy segment, and therefore could result in an additional impairment of goodwill, which would have an adverse effect on our results of operations.
In 2013 we recorded a goodwill impairment of approximately $3,600 in discontinued operations and in 2012 we recorded a goodwill impairment of $192. Both impairments were recorded by the Energy segment. There were no impairments of intangible assets in 2013 or 2012.
Other Long-Lived Asset Impairment testing
Intangible assets with finite lives are amortized over their estimated useful lives. The Company also estimates the depreciable lives of property, plant and equipment, and reviews long-lived assets for impairment whenever events, or changes in circumstances, indicate the carrying amount of such assets may not be recoverable. If the carrying values of the long-lived assets exceed the sum of the undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying values exceeds their fair values.
The Company performs such assessments at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally at the plant level or the reporting unit level, dependent on the level of interdependencies in the Company's operations. Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The Company considers various factors in determining whether an impairment test is necessary, including among other things: a significant or prolonged deterioration in operating results and projected cash flows; significant changes in the extent or manner in which assets are used; technological advances with respect to assets which would potentially render them obsolete; the Company's strategy and capital planning; and the economic climate in the markets it serves. When estimating future cash flows and if necessary, fair value, the Company makes judgments as to the expected utilization of assets and estimated future cash flows related to those assets. The Company considers historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and other information available at the time the estimates are made. The Company believes these estimates are reasonable; however, changes in circumstances or conditions could have a significant impact on its estimates, which might result in material impairment charges in the future.
In 2014, the adverse effect on the Energy business of declining oil prices resulted in the need for the Company to assess the recoverability of certain of its finite-lived intangible assets and property and equipment in its Energy segment. The undiscounted cash flows expected to be generated by such assets exceeded their carrying value, and therefore the Company has not recognized any impairment charges on its long-lived assets in its Energy segment. A change in the business climate in the Company's Energy segment in future periods, including an inability to effectively integrate new businesses in which significant investments have been made or a general downturn in the Company’s Energy segment could lead to a required assessment of the recoverability of the long-lived assets in its Energy segment, which may subsequently result in an impairment charge.
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

Income Taxes
As a limited partnership, we are generally not responsible for federal and state income taxes and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. Our subsidiaries that are corporate subsidiaries are subject to federal and state income taxes. The table in Note 19 - “Income Taxes” to the SPLP consolidated financial statements, found elsewhere in this Form 10-K, reconciles a hypothetical calculation of federal income taxes based on the federal statutory rate of 35% applied to the (loss) or income from continuing operations before income taxes and associated companies. The tax effect of income passed through to common unitholders is subtracted from the hypothetical calculation.
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
Recent Accounting Standards
See Note 2 - “Summary of Significant Accounting Policies" to the SPLP consolidated financial statements found elsewhere in this Form 10-K for information on recent accounting standards.

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
At December 31, 2014, marketable securities aggregated approximately $138,457, of which $108,800 represented mutual funds and corporate equities that are reported at fair value. A change in the equity price of these securities would result in a change in value of such securities in future periods.
Included in the Company's Long-term investments are available-for-sale equity securities and certain associated company investments which are both subject to equity price risk.

•
The available-for-sale securities are recorded in the balance sheet at an aggregate fair value of $131,094 (see Note 5 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K). A change in the equity price of these securities would result in a change in value of such securities in future periods.

•
The Company's associated company investments include its investments in ModusLink, SLI, JPS and API Tech, for which it has elected the fair value option. At December 31, 2014, these investments are carried at a total fair value of $155,646 (see Note 5 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K). A change in the equity price of our investment in these securities would result in a change in value of such securities and would impact our results in future periods.

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
HNH
At HNH, the fair value of cash and cash equivalents, trade and other receivables, trade payables and short-term borrowings approximate their carrying values and are relatively insensitive to changes in interest rates due to the short-term maturities of these instruments or the variable nature of the associated interest rates.
At December 31, 2014, HNH's portfolio of long-term debt was comprised primarily of variable rate instruments. Accordingly, the fair value of such instruments may be relatively sensitive to effects of interest rate fluctuations. An increase or decrease in interest expense from a 1% change in interest rates would be approximately $2,000 on an annual basis based on HNH's total debt outstanding as of December 31, 2014. In addition, the fair value of such instruments is also affected by investors' assessments of the risks associated with industries in which HNH operates, as well as its overall creditworthiness and ability to satisfy such obligations upon their maturity.
To manage their interest rate risk exposure, HNH entered into two interest rate swap agreements to reduce our exposure to interest rate fluctuations. The terms of these agreements are described in Note 14 - "Debt and Capital Lease Obligations" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.
A reduction in long-term interest rates could also materially increase HNH's cash funding obligations to the WHX Pension Plan.
Steel Excel
Steel Excel is exposed to interest rate risk in connection with its borrowings under a credit facility that aggregated $79,300 at December 31, 2014. Interest rates on funds borrowed under the credit facility vary based on changes to the prime rate, LIBOR, or the Federal funds rate. A change in interest rates of 1.0% would result in an annual change in income before taxes of $800 based on the outstanding balance under the credit facility at December 31, 2014.
Steel Excel is also exposed to interest rate risk related to certain of its investments in marketable securities. At December 31, 2014, Steel Excel's marketable securities aggregated $138,457, of which $29,600 represented corporate obligations that pay a fixed rate of interest and are reported at fair value. A change in interest rates would result in a change in the value of such securities in future periods. Although a change in interest rates in future periods will not affect the amount of interest income earned on the specific securities held at December 31, 2014, a change in interest rates of 1.0% would result in an annual change in income before taxes of $300 in future periods if comparable amounts were invested in similar securities.
Risks Relating to Commodity Prices
In the normal course of business, HNH and its subsidiaries are exposed to market risk or price fluctuations related to the purchase of natural gas, electricity, precious metals, steel products and certain non-ferrous metals used as raw materials. HNH is also exposed to the effects of price fluctuations on the value of its commodity inventories, in particular, its precious metal inventory. The raw materials and energy which we use are largely commodities, subject to price volatility caused by changes in global supply and demand and governmental controls.
HNH's market risk strategy has generally been to obtain competitive prices for its products and services, sourced from more than one vendor, and allow operating results to reflect market price movements dictated by supply and demand.
HNH enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts. The Company's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price changes in these commodities or markets could negatively impact HNH's earnings. Certain of these derivatives are not designated as accounting hedges under Accounting Standards Codification Subtopic 815-10, Derivatives and Hedging. As of December 31, 2014, HNH had entered into futures contracts, with settlement dates ranging from February 2015 to March 2015, for silver with a total value of $10,500, for gold with a total value of $2,000, for copper with a total value of $800 and for tin with a total value of $700.
Certain customers and suppliers of HNH choose to do business on a “pool” basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form ("customer metal") or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in the Company's Consolidated Balance Sheets. As of December 31, 2014, customer metal in H&H's custody consisted of 191,217 ounces of silver, 518 ounces of gold, and 1,392 ounces of palladium.
To the extent that we have not mitigated our exposure to rising raw material and energy prices, we may not be able to increase our prices to our customers to offset such potential raw material or energy price increases, which could have a material adverse effect on our results of operations and operating cash flows.

Risks Relating to Foreign Currency Exchange
The Company, primarily through its HNH subsidiary, manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Asia, Europe, Canada and Mexico. The Company is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar. The Company and HNH have not generally used derivative instruments to manage these specific risks. For the year ended December 31, 2014 the Company recorded a gain from foreign currency financial instruments of $838 and incurred losses $174 and $787 for the years ended December 31, 2013 and 2012, respectively.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Steel Partners Holdings L.P.
New York, New York

We have audited the accompanying consolidated balance sheets of Steel Partners Holdings L.P. and subsidiaries (the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive (loss) income, changes in capital and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steel Partners Holdings L.P. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steel Partners Holdings L.P.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Steel Partners Holdings L.P.
New York, New York
We have audited Steel Partners Holdings L.P.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steel Partners Holdings L.P.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Steel Partners Holdings L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steel Partners Holdings L.P. as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive (loss) income, changes in capital and cash flows for the years then ended, and our report dated March 16, 2015 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
New York, New York
March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Steel Partners Holdings, L.P.
We have audited the consolidated balance sheet of Steel Partners Holdings, L.P. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 (not presented herein), and the related consolidated statements of operations, comprehensive (loss) income, changes in capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Steel Excel Inc. and Subsidiaries (from May 31, 2012, date of consolidation through December 31, 2012), WebFinancial Holding Corporation and WF Asset Corp., which statements reflect total assets constituting $563 million of the consolidated total assets as of December 31, 2012 (not presented herein), and total revenues of $93.6 million of the consolidated total revenues for the year then ended. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Steel Excel Inc. and Subsidiaries, WebFinancial Holding Corporation and WF Asset Corp., is based solely on the reports of the other auditors.
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
In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steel Partners Holdings, L.P. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
March 21, 2013 (except Note 4, as to which the date is March 16, 2015)

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

We have audited the accompanying consolidated balance sheet of WebFinancial Holding Corporation and subsidiaries as of December 31, 2012 (not presented herein) and the related consolidated statements of operations, equity and cash flows for the year then ended. WebFinancial Holding Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WebFinancial Holding Corporation as of December 31, 2012 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                /s/HANSEN, BARNETT & MAXWELL P.C.

Salt Lake City, Utah
February 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
WF Asset Corp

We have audited the accompanying consolidated balance sheet of WF Asset Corp as of December 31, 2012 (not presented herein) and the related consolidated statements of operations, equity and cash flows for the year then ended. WF Asset Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WF Asset Corp as of December 31, 2012 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/HANSEN, BARNETT & MAXWELL P.C.
Salt Lake City, Utah
February 21, 2013

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands except common units)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$188,983	$203,980
Restricted cash	21,311	26,340
Marketable securities	138,457	178,485
Trade and other receivables (net of allowance for doubtful accounts of $2,149 in 2014 and $1,981 in 2013)	87,440	88,640
Receivable from related parties	838	1,050
Loans receivable, net	41,547	26,360
Inventories, net	64,084	60,059
Deferred tax assets - current	30,262	21,722
Prepaid and other current assets	15,082	17,218
Assets of discontinued operations	76,418	76,295
Total current assets	664,422	700,149
Long-term loans receivable, net	76,382	49,956
Goodwill	45,951	87,362
Other intangible assets, net	118,550	131,121
Deferred tax assets - non-current	45,669	33,096
Other non-current assets	45,666	43,013
Property, plant and equipment, net	184,314	182,108
Long-term investments	311,951	295,440
Total Assets	$1,492,905	$1,522,245

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands except common units)
(continued)

	December 31, 2014	December 31, 2013
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$34,686	$33,804
Accrued liabilities	41,133	41,784
Financial instruments	21,311	25,090
Deposits	87,804	87,319
Payable to related parties	3,404	2,572
Short-term debt	602	650
Current portion of long-term debt	19,592	26,033
Deferred tax liabilities - current	271	3,045
Other current liabilities	8,250	4,586
Liabilities of discontinued operations	13,201	12,237
Total current liabilities	230,254	237,120
Long-term deposits	77,056	30,887
Long-term debt	296,282	223,355
Accrued pension liability	208,390	142,540
Deferred tax liabilities - non-current	5,301	3,218
Other liabilities	11,516	12,465
Total Liabilities	828,799	649,585
Commitments and Contingencies	—	—
Capital:
Partners’ capital common units: 27,566,200 and 31,129,065 issued and outstanding (after deducting 8,964,049 and 5,373,241 held in treasury, at cost of $138,363 and $78,977) at December 31, 2014 and December 31, 2013, respectively	492,054	574,998
Accumulated other comprehensive income	2,805	41,584
Total Partners’ Capital	494,859	616,582
Noncontrolling interests in consolidated entities	169,247	256,078
Total Capital	664,106	872,660
Total Liabilities and Capital	$1,492,905	$1,522,245

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(in thousands except common units and per common unit data)

	Year Ended December 31,
	2014	2013	2012
Revenue
Diversified industrial net sales	$600,468	$571,164	$498,713
Energy net sales	210,148	120,029	92,834
Financial services revenue	36,647	28,185	21,155
Investment and other income	1,346	665	2,347
Net investment gains	921	1,071	15,722
Total revenue	849,530	721,114	630,771
Costs and expenses
Cost of goods sold	587,069	496,757	416,826
Selling, general and administrative expenses	189,495	202,121	155,522
Goodwill impairment	41,450	—	—
Asset impairment charges	2,537	2,689	1,602
Finance interest expense	815	698	1,176
Recovery of loan losses	(50)	(80)	(415)
Interest expense	11,073	10,454	14,804
Realized and unrealized gain on derivatives	(1,307)	(1,195)	(1,352)
Deferred fee liability to related party - increase	—	—	11,448
Other income, net	(6,825)	(6,855)	(802)
Total costs and expenses	824,257	704,589	598,809
Income from continuing operations before income taxes and equity method income (loss)	25,273	16,525	31,962
Income tax provision	24,288	6,477	13,068
Income from equity method investments and investments held at fair value:
(Loss) Income of associated companies, net of taxes	(3,379)	27,786	14,204
Income (Loss) from other investments - related party	891	(271)	(8,329)
(Loss) Income from investments held at fair value	(16,069)	811	18,967
Net (loss) income from continuing operations	(17,572)	38,374	43,736
Discontinued operations:
Income (Loss) from discontinued operations, net of taxes	10,262	(227)	12,866
Gain on sale of discontinued operations, net of taxes	42	6,673	7,163
Income from discontinued operations	10,304	6,446	20,029
Net (loss) income	(7,268)	44,820	63,765
Net loss (income) attributable to noncontrolling interests in consolidated entities:
Continuing operations	3,882	(23,227)	(13,589)
Discontinued operations	(4,169)	(2,133)	(9,158)
	(287)	(25,360)	(22,747)
Net (loss) income attributable to common unitholders	$(7,555)	$19,460	$41,018
Net (loss) income per common unit - basic
Net (loss) income from continuing operations	$(0.48)	$0.51	$1.01
Net income from discontinued operations	0.21	0.14	0.37
Net (loss) income attributable to common unitholders	$(0.27)	$0.65	$1.38
Net (loss) income per common unit - diluted
Net (loss) income from continuing operations	$(0.48)	$0.49	$1.01
Net income from discontinued operations	0.21	0.14	0.37
Net (loss) income attributable to common unitholders	$(0.27)	$0.63	$1.38
Weighted average number of common units outstanding - basic	28,710,220	29,912,993	29,748,746
Weighted average number of common units outstanding - diluted	28,710,220	30,798,113	29,774,527

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2014	2013	2012

Net (loss) income	$(7,268)	$44,820	$63,765
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on available for sale securities, net of tax (a)	(11,312)	44,193	8,337
Currency translation adjustments	(2,090)	(2,812)	(477)
Change in net pension liability and post-retirement benefit obligations, net of tax (b)	(55,412)	39,147	(32,881)
Other comprehensive (loss) income	(68,814)	80,528	(25,021)
Comprehensive (loss) income	(76,082)	125,348	38,744
Comprehensive loss (income) attributable to non-controlling interests	29,748	(46,442)	(3,851)
Comprehensive (loss) income attributable to common unit holders	$(46,334)	$78,906	$34,893

(a) There was no tax benefit recorded in 2014. Includes a net tax benefit of $6,565 and a net tax provision of $5,826 for the twelve months ended December 31, 2013 and 2012, respectively.

(b) Includes a net tax benefit of $33,993, for the twelve months ended December 31, 2014, a net tax provision of $28,773 for the twelve months ended December 31, 2013 and a net tax benefit of $16,635, for the twelve months ended 2012.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(7,268)	$44,820	$63,765
Income from discontinued operations	(10,304)	(6,446)	(20,029)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net investment gains	(921)	(1,071)	(15,722)
Recovery of loan losses	(50)	(80)	(415)
Loss (Income) of associated companies	3,379	(27,786)	(14,204)
(Income) Loss from other investments - related party	(891)	271	8,329
Loss (Income) from investments held at fair value	16,069	(811)	(18,967)
Deferred income taxes	12,289	5,653	11,439
Income tax benefit from release of deferred tax valuation allowance	(45)	(7,236)	(5,500)
Non-cash (income) loss from derivatives	(213)	1,051	(1,379)
Accrued interest not paid in cash	—	—	(125)
Depreciation and amortization	38,438	30,990	24,750
Loss on extinguishment of debt	—	1,782	—
Amortization of debt related costs	1,480	852	2,551
Reclassification of net cash settlements on derivative instruments	(1,093)	(2,346)	(193)
Stock based compensation	8,470	34,282	7,452
Asset impairment charges	2,537	2,689	1,602
Goodwill impairment	41,450	—	—
Other	(301)	(2,486)	2,199
Net change in operating assets and liabilities:
Receivables	(3,268)	8,672	13,190
Receivables from related parties	212	(797)	428
Inventories	(4,697)	2,812	(458)
Prepaid and other assets	2,109	(698)	1,642
Accounts payable, accrued and other liabilities	(21,172)	(25,107)	(15,220)
Payable to related parties	486	(136)	(3,745)
Increase in deferred fee liability to related party	—	—	11,448
Net (increase) decrease in loans held for sale	(17,251)	26,379	(20,142)
Net cash provided by operating activities continuing operations	59,445	85,253	32,696
Net cash provided by operating activities of discontinued operations	18,588	9,699	32,802
Net cash provided by operating activities	78,033	94,952	65,498
Cash flows from investing activities:
Purchases of investments	(111,648)	(226,548)	(201,587)
Proceeds from sales of investments	120,235	104,545	263,334
Maturities of marketable securities	4,354	146,491	—
Net increase in loans receivable	(25,805)	(34,619)	(3,796)
Purchases of property and equipment	(28,769)	(20,885)	(30,569)
Reclassification of restricted cash	3,780	(1,554)	(1,006)
Settlements of financial instruments	(24,429)	—	—
Net cash settlements on derivative instruments	1,093	2,346	193
Proceeds from sale of assets	2,457	1,081	7,731
Acquisitions, net of cash acquired	(517)	(130,528)	29,941
Investments in associated companies	(1,643)	(36,018)	(16,628)
Proceeds from sales of discontinued operations	3,732	45,334	33,505
Net cash used in investing activities of discontinued operations	(2,902)	(4,584)	(5,687)
Other	(2,996)	617	(666)
Net cash (used in) provided by investing activities	(63,058)	(154,322)	74,765

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from financing activities:
Proceeds from term loans	52,600	105,000	116,838
Repurchases of Subordinated Notes	(346)	(11,323)	(10,847)
Net revolver borrowings	196,212	30,950	(23,849)
Net borrowings of term loans - foreign	315	—	454
Repayments of term loans - foreign	—	(424)	—
Repayments of term loans - domestic	(182,080)	(27,158)	(95,833)
Return of capital paid to noncontrolling interest holders	—	—	(10,316)
Subsidiary's purchases of the Company's common units	(7,921)	(15,690)	(15,082)
Purchases of treasury units	(51,465)	(106)	—
Subsidiary's purchases of their common stock	(78,488)	(50,144)	(2,776)
Purchase of subsidiary shares from non-controlling interests	(3,045)	(917)	(5,452)
Deferred finance charges	(3,175)	(2,139)	(2,743)
Net change in overdrafts	186	1,761	(1,365)
Net increase (decrease) in deposits	46,654	39,567	(16,273)
Net cash used in financing activities of discontinued operations	—	(3,093)	1,093
Other	886	(834)	(3,380)
Net cash provided by (used in) financing activities	(29,667)	65,450	(69,531)
Net change for the period	(14,692)	6,080	70,732
Effect of exchange rate changes on cash and cash equivalents	(305)	(127)	268
Cash and cash equivalents at beginning of period	203,980	198,027	127,027
Cash and cash equivalents at end of period	$188,983	$203,980	$198,027
Cash paid during the period for:
Interest	$11,471	$12,103	$13,185
Taxes	$12,194	$16,720	$6,611
Non-cash investing activities:
Reclassification of available-for-sale securities to equity method investment	$27,647	$—	$—
Reclassification of investment in associated company to cost of an acquisition	$—	$—	$137,532
Securities received in exchange for financial instrument obligations	$20,007	$—	$—
Securities delivered in exchange for settlement of financial instrument obligations	$520	$—	$—
Net decrease (increase) in restricted cash from purchase of foreign currency financial instruments	$25,090	$(377)	$(1,006)
Net transfers between loans and other assets	$—	$119	$—
Non-cash financing activities:
Sale of property for mortgage note receivable	$—	$—	$842
Contribution of note payable by non-controlling interest	$268	$—	$—
Subsidiary restricted stock awards returned in connection with net-share settlement upon vesting	$120	$—	$—

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(in thousands except common units and treasury units)

	Steel Partners Holdings L.P. Common Unit Holders
	Common	Treasury Units		Partners’	Accumulated Other Comprehensive	Total Partners'	Non-controlling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Income (Loss)	Capital	Entities	Capital
Balance at December 31, 2011	27,991,764	(2,808,725)	$(48,099)	$427,534	$(11,737)	$415,797	$64,623	$480,420
Net income				41,018		41,018	22,747	63,765
Unrealized gain on available-for-sale investments					12,170	12,170	(3,833)	8,337
Currency translation adjustment					(214)	(214)	(263)	(477)
Changes in pension liabilities and post-retirement benefit obligations					(18,081)	(18,081)	(14,800)	(32,881)
Deferred fee liability settlement	6,939,647			70,195		70,195	—	70,195
Vesting of restricted units	9,060					—	—	—
Steel Excel acquisition						—	189,598	189,598
Return of capital to noncontrolling interest holders						—	(10,316)	(10,316)
Excess of fair value received over carrying value of Sun Well in the Steel Excel acquisition				22,278		22,278	3,959	26,237
Subsidiary's purchases of the Company's common units		(1,345,646)	(15,082)	(15,082)		(15,082)	—	(15,082)
Purchases of subsidiary shares, net of issuances				(3,223)		(3,223)	(2,237)	(5,460)
Other, net				2,486		2,486	(75)	2,411
Balance at December 31, 2012	34,940,471	(4,154,371)	(63,181)	545,206	(17,862)	527,344	249,403	776,747
Net income				19,460		19,460	25,360	44,820
Unrealized gain on available-for-sale investments					39,422	39,422	4,771	44,193
Currency translation adjustment					(1,504)	(1,504)	(1,308)	(2,812)
Changes in pension liabilities and post-retirement benefit obligations					21,528	21,528	17,619	39,147
Acquisition by subsidiary						—	2,896	2,896
Incentive units and vesting of restricted units	1,561,835			26,957		26,957	—	26,957
Equity compensation - subsidiaries				4,391		4,391	3,547	7,938
Subsidiary's purchases of the Company's common units		(1,212,855)	(15,690)	(15,690)		(15,690)	—	(15,690)
Purchases of treasury units		(6,015)	(106)	(106)		(106)	—	(106)
Subsidiary's purchases of their treasury stock				(3,553)		(3,553)	(46,591)	(50,144)
Purchases of subsidiary shares from noncontrolling interests				(1,299)		(1,299)	383	(916)
Other, net				(368)		(368)	(2)	(370)
Balance at December 31, 2013	36,502,306	(5,373,241)	(78,977)	574,998	41,584	616,582	256,078	872,660
Net (loss) income				(7,555)		(7,555)	287	(7,268)
Unrealized loss on available-for-sale investments					(806)	(806)	(10,506)	(11,312)
Currency translation adjustment					(1,324)	(1,324)	(766)	(2,090)
Changes in pension liabilities and post-retirement benefit obligations					(36,649)	(36,649)	(18,763)	(55,412)
Vesting of restricted units	27,943			420		420	—	420
Equity compensation - subsidiaries				4,628		4,628	3,134	7,762
Subsidiary's purchases of the Company's common units		(473,054)	(7,921)	(7,921)		(7,921)	—	(7,921)
Purchases of treasury units		(3,117,754)	(51,465)	(51,465)		(51,465)	—	(51,465)
Subsidiary's purchases of their treasury stock				(32,682)		(32,682)	(45,806)	(78,488)
Purchases of subsidiary shares from noncontrolling interests				11,643		11,643	(14,688)	(3,045)
Other, net				(12)		(12)	277	265
Balance at December 31, 2014	36,530,249	(8,964,049)	$(138,363)	$492,054	$2,805	$494,859	$169,247	$664,106

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
Steel Partners Holdings GP Inc. (“SPH GP”), a Delaware corporation, is the general partner of SPLP and is wholly-owned by SPLP. The Company is managed by SP General Services LLC (the “Manager”), pursuant to the terms of an amended and restated management agreement (the “Management Agreement”) discussed in further detail in Note 13 - "Related party Transactions" and Note 22 - "Subsequent Events".
Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority or wholly-owned subsidiaries, which include the following:

	Ownership as of December 31,
	2014	2013
BNS Holding, Inc. ("BNS") and BNS Liquidating Trust ("BNS Liquidating Trust")	84.9%	84.9%
DGT Holdings Corp. ("DGT") (a)	82.7%	76.7%
Handy & Harman Ltd. ("HNH")	66.2%	54.9%
SPH Services, Inc. ("SPH Services")	100.0%	100.0%
Steel Excel Inc. ("Steel Excel")	57.9%	55.1%
WebFinancial Holding Corporation ("WebFinancial")	100.0%	100.0%
(a) DGT’s financial statements are recorded on a two-month lag, and as a result the balance sheet and statement of operations as of and for the twelve months ended December 31, 2014 includes DGT’s activity as of and for its twelve months ended October 31, 2014.

Acquired companies are presented from their dates of acquisition (see Note 3 - “Acquisitions”). Significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for businesses that have been disposed of are eliminated from the results of the Company's continuing operations and classified as discontinued operations for each period presented in the Company's consolidated income statement. Similarly, the assets and liabilities of such businesses are reclassified from continuing operations and presented as discontinued operations for each period presented in the Company's consolidated balance sheet (see note 4 - "Discontinued Operations" for additional information).
Certain prior period amounts in the Consolidated Statements of Operations, Balance Sheets and Statement of Cash Flows have been reclassified to conform to the comparable 2014 presentation.

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
Cash and Cash Equivalents
Cash and cash equivalents include cash and deposits in depository institutions, financial institutions and banks. Cash at December 31, 2014 and 2013 also includes $368 and $1,483, respectively, of WebBank Federal Funds sold. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents exclude amounts where availability is restricted by loan agreements or other contractual provisions. Cash equivalents are stated at cost, which approximates market. There is a significant concentration of cash that, during the periods presented, exceeded the federal deposit insurance limits and exposed the Company to credit risk. SPLP does not anticipate any losses due to this concentration of cash at December 31, 2014.
Restricted Cash
Restricted cash at December 31, 2014 primarily represents cash collateral for certain short sales of corporate securities and at December 31, 2013 primarily represented cash collateral for foreign currency forward positions (see Note 7 - "Financial Instruments" for additional information). Restricted cash is reported separately as a current asset in the consolidated balance sheets at December 31, 2014 and 2013.
Trade Accounts Receivable and allowance for Doubtful Accounts
The Company’s subsidiaries extend credit to customers in the normal course of business. Collateral is not generally required for trade accounts receivable. Allowances for accounts that may become uncollectible are made and such amounts are charged to the statement of operations. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer, historical experience, credit quality, whether any amounts are currently past due, the length of time accounts may be past due, previous loss history and management’s determination of a customer’s current ability to pay its obligations. Trade accounts receivable balances are charged off against the allowance when it is determined that the receivable will not be recovered, and payments subsequently received on such receivables are credited to recovery of accounts written off. Interest is generally not charged on past due receivables. The Company believes that the credit risk with respect to trade accounts receivable is limited due to this credit evaluation process, the allowance for doubtful accounts that has been established, and the diversified nature of its customer base. As of December 31, 2014, the top 10 of the Company's largest customer balances accounted for 32.2% of the Company's trade receivables.
Loans Receivable
WebBank’s loan activities include several lending arrangements with companies where it originates private label credit card and other loans for consumers and small businesses. These loans are classified as Loans receivable, net and are typically sold after origination. As part of these arrangements WebBank earns origination fees that are recorded in interest income. Minimum activity fees earned from these lending arrangements are recorded as fee income. WebBank also purchases participations in commercial and industrial loans through loan syndications. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the estimated life of the loan.
Loans receivable, net are carried at the lower of cost or estimated market value in the aggregate. A valuation allowance is recorded when cost exceeds fair value based on our determination at the time of reclassification and periodically thereafter. Gains and losses are recorded in noninterest income based on the difference between sales proceeds and carrying value and impairments from reductions in carrying value.
Loans are reported as past due when either principal or interest is due and unpaid for a period of 30 days or more. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loan Impairment and Allowance for Loan Losses
A loan is considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of the loan agreement, including schedules interest payments. When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, when appropriate, the loan’s observable fair value or the fair value of the collateral (less any selling costs) if the loan is collateral-dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses, or by charging down the loan to its value determined in accordance with generally accepted accounting principles.
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when the uncollectibility of a loan or receivable balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis and is based upon a periodic review of the collectability of the amounts due in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard, or loss. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience and is adjusted for qualitative factors to cover uncertainties that could affect the estimate of probable losses. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The periodic evaluation of the adequacy of the allowance is based on WebBank’s past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the debtor’s ability to repay, the estimated value of any underlying collateral and current economic conditions.
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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Dividend and interest income are recognized when earned. Realized gains and losses on securities are included in earnings and are derived using the specific-identification method. Commission expense is recorded as a reduction of sales proceeds on investment sales. Commission expense on purchases is included in the cost of investments in the consolidated balance sheets.
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
Non-precious metal inventories are evaluated for estimated excess and obsolescence based upon assumptions about future demand and market conditions and are adjusted accordingly. If actual market conditions are less favorable than those projected, future write-downs may be required.
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
Interest Rate Risk

HNH enters into interest rate swap agreements in order to economically hedge a portion of its debt, which is subject to variable interest rates. As these derivatives are not designated as accounting hedges under U.S. GAAP, they are accounted for as derivatives with no hedge designation. HNH records the gains and losses both from the mark-to-market adjustments and net settlements in interest expense in the consolidated income statement as the hedges are intended to offset interest rate movements.
Financial Instruments/Foreign Currency Exchange Rate Risk
The Company recognizes a liability for short sale transactions on certain financial instruments in which the Company receives proceeds from the sale of such financial instruments and incurs obligations to deliver or purchase securities at a later date. Subsequent changes in the fair value of such obligations, determined based on the closing market price of the financial instruments, are recognized currently as gains or losses, with a comparable reclassification made between the amounts of the Company's unrestricted and restricted cash.
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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Goodwill and Other Intangibles, net
Goodwill represents the difference between the purchase price and the fair value of net assets acquired in a business combination. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized. Intangible assets with finite lives are amortized over their estimated useful lives.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation of property, plant and equipment is recorded principally on the straight line method over the estimated useful lives of the assets, which range is as follows: machinery & equipment 3 to 15 years and buildings and improvements 10 to 30 years. Leasehold improvements are amortized over the shorter of the terms of the related leases or the estimated useful lives of the improvements. Interest cost is capitalized for qualifying assets during the assets' acquisition period. Maintenance and repairs are charged to expense and renewals and betterments are capitalized. Gain or loss on dispositions is recorded in other income.
Impairment Testing
All of the Company's long-lived assets, including goodwill and other intangible assets, are reviewed for impairment indicators throughout the year. Impairment testing is performed for goodwill and indefinite-lived assets annually in the Company's fourth quarter, and for all other long-lived assets whenever impairment indicators are present. The Company also uses judgment in assessing whether assets may have become impaired between annual impairment tests. Circumstances that could trigger an interim impairment test include, but are not limited to: the occurrence of a significant change in circumstances, such as continuing adverse business conditions or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; or results of testing for recoverability of a significant asset group within a reporting unit.
Goodwill Impairment Testing
The testing of goodwill for impairment is performed at a level referred to as a reporting unit. Goodwill is allocated to each reporting unit based on actual goodwill valued in connection with each business combination consummated within each reporting unit. Four reporting units of the Company have goodwill assigned to them. SPLP performs its annual impairment test in the 4th quarter of its fiscal year, and would perform testing for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Under ASC 350, an entity can choose between two testing approaches.
a. Step 0 or Qualitative approach - An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity shall assess relevant events and circumstances. Examples of such events and circumstances would include pertinent macroeconomic conditions, industry and market considerations, overall financial performance and other factors.

An entity has an unconditional option to bypass this qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.

b. Step 1 or Quantitative approach - The fair value of a reporting unit is calculated and compared with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, there is no indication of impairment and further testing is not required. If the carrying amount of a reporting unit exceeds its fair value, then a second step of testing is required (“Step 2”). The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

For 2014, the Company utilized a qualitative approach for three of its reporting units to assess its goodwill as of its most recent assessment date and used the quantitative approach to test the goodwill of one of its reporting units, Energy. As a result of the assessment of the Energy reporting unit, we recorded a goodwill impairment in our Energy segment in the fourth quarter of 2014 (see Note 11 - "Goodwill and Intangible Assets" for additional information).
Other Long-Lived Asset Impairment testing

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Intangible assets with finite lives are amortized over their estimated useful lives. The Company also estimates the depreciable lives of property, plant and equipment, and reviews long-lived assets for impairment whenever events, or changes in circumstances, indicate the carrying amount of such assets may not be recoverable. If the carrying values of the long-lived assets exceed the sum of the undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying values exceeds their fair values.
The Company performs such assessments at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally at the plant level or the reporting unit level, dependent on the level of interdependencies in the Company's operations. Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The Company considers various factors in determining whether an impairment test is necessary, including among other things: a significant or prolonged deterioration in operating results and projected cash flows; significant changes in the extent or manner in which assets are used; technological advances with respect to assets which would potentially render them obsolete; the Company's strategy and capital planning; and the economic climate in the markets it serves. When estimating future cash flows and if necessary, fair value, the Company makes judgments as to the expected utilization of assets and estimated future cash flows related to those assets. The Company considers historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and other information available at the time the estimates are made. The Company believes these estimates are reasonable; however, changes in circumstances or conditions could have a significant impact on its estimates, which might result in material impairment charges in the future.
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
The Company utilized a qualitative approach as prescribed in ASU 2012-02 to assess its indefinite-lived assets as of its most recent assessment date and the results indicated no impairments in 2014.
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
HNH experiences a certain degree of sales returns that varies over time, but is able to make a reasonable estimation of expected sales returns based upon history. HNH records all shipping and handling fees billed to customers as revenue, and related costs are charged principally to cost of goods sold, when incurred. HNH has also entered into agreements with certain customers under which the Company has agreed to pay rebates to such customers. These programs are typically structured to incentivize the customers to increase their annual purchases from HNH. The rebates are usually calculated as a percentage of the purchase amount, and such percentages may increase as the customer’s level of purchases rise. Rebates are recorded as a reduction of net sales in the consolidated income statement and are accounted for on an accrual basis. As of December 31, 2014 and 2013, accrued rebates payable totaled $6,100 and $5,400, respectively, and are included in accrued liabilities on the consolidated balance sheet. In limited circumstances, HNH is required to collect and remit sales tax on certain of its sales. HNH accounts for sales taxes on a net basis, and such sales taxes are not included in net sales in the consolidated income statement.
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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Concentration of Revenue

No single customer accounted for 5% or more of the Company's consolidated revenues in 2014, 2013 or 2012. In 2014, 2013 and 2012 the 10 largest customers accounted for approximately 28%, 20% and 21%, respectively, of the Company's consolidated revenues.

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
Advertising Costs
Advertising costs consist of sales promotion literature, samples, cost of trade shows and general advertising costs, and are included in selling, general and administrative expenses on the consolidated statements of operations. Advertising, promotion and trade show costs totaled approximately $3,400, $2,777 and $2,335 for the years ended December 31, 2014, 2013 and 2012, respectively.
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

3. ACQUISITIONS

2014 Acquisitions
There were no significant acquisitions during the year ended December 31, 2014.
2013 Acquisitions
Wolverine Joining Technologies, LLC

On April 16, 2013, HNH and its indirect subsidiary, Lucas-Milhaupt Warwick LLC (collectively, the "Buyer"), entered into an asset purchase agreement ("Purchase Agreement") with Wolverine Tube, Inc. ("Wolverine") and its subsidiary, Wolverine Joining Technologies, LLC ("Wolverine Joining" and, together with Wolverine, "Seller"), pursuant to which the Buyer agreed to purchase substantially all of the assets of the Seller used in the business of Wolverine Joining, consisting of assets used for the development, manufacturing and sale of brazing, flux and soldering products and the alloys for electrical, catalyst and other industrial specialties, other than certain leased real property, and to assume certain liabilities related to such business. By acquiring Wolverine Joining, HNH increased its capacity to produce brazing filler metals and fluxes, and broadened its platform for continued global expansion. The purchase price for the acquisition was approximately $59,700, reflecting a final working capital adjustment and certain other reductions totaling approximately $300 as provided in the Purchase Agreement. The closing of this transaction occurred on April 26, 2013. Funding of the purchase price for the acquisition was from cash on hand and borrowings under HNH's then existing senior secured credit facility, which was amended in connection with the acquisition.

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

The amount of net sales and operating income of the acquired business, net of sales volume transferred to or from the acquired business unit as part of the Company's integration activities, included in the consolidated income statement for the twelve months ended December 31, 2013 was approximately $43,300 and $1,600, respectively, including $3,500 of intercompany sales which were eliminated in consolidation. The results of operations of the acquired business are reported within the Company's Diversified Industrial segment.

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

Steel Excel - Black Hawk Acquisition

On December 16, 2013, Steel Excel acquired the business and substantially all of the assets of Black Hawk Energy Services, Inc. (“Black Hawk”), a provider of drilling and production services to the oil and gas industry, for approximately $59,600 in cash, subject to a post-closing working capital adjustment. The acquisition was funded with approximately $34,600 from Steel Excel's cash reserves and $25,000 in proceeds from additional borrowings under an existing credit facility (see Note 14 - "Debt and Capital Lease Obligations"). Steel Excel acquired Black Hawk to further solidify its presence in North Dakota in the Bakken basin and to expand its business into other regions, including Texas and New Mexico.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The estimated fair value of the assets and liabilities acquired in connection with the Black Hawk transaction was as follows:

Amount
Accounts receivable	$10,114
Prepaid expenses and other current assets	319
Property and equipment	30,088
Intangible Assets	12,210
Accounts payable	(1,584)
Accrued expenses	(2,160)
Total net identifiable assets	48,987
Goodwill	10,576
Net assets acquired	$59,563

The goodwill recognized, which is fully deductible for tax purposes, arose from the growth potential Steel Excel anticipates along with expected synergies within Steel Excel's Energy business. The intangible assets acquired represented customer relationships, a trade name, and a non-compete arrangement all of which are being amortized over five-year periods. The fair value of trade accounts receivable was based on their carrying value at the date of acquisition and was expected to be fully collected.

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
In the fourth quarter of 2014, the Company recognized a goodwill impairment charge related to the goodwill from the Steel Excel acquisition (see Note 11 - "Goodwill and Other Intangible Assets, Net" for additional information).

HNH Acquisitions

Zaklad Przetwórstwa Metali INMET Sp. z o.o.

On November 5, 2012, a subsidiary of Handy & Harman ("H&H") acquired 100% of the stock of Zaklad Przetwórstwa Metali INMET Sp. z o.o., a Polish manufacturer of brazing alloys and contact materials, for a cash purchase price of $4,000, net of cash acquired. The assets acquired and liabilities assumed included net working capital of accounts receivable, inventories and trade payables totaling $3,100; property, plant and equipment of $2,200; as well as assumed debt of $1,600. This acquisition provides H&H with a new family of fabricated joining materials and a broader presence in the European market. The amount of net sales and operating loss of the acquired business included in the consolidated income statement was $1,700 and $100, respectively, for the period from acquisition through December 31, 2012, including $1,200 of intercompany sales which were eliminated in consolidation. The results of operations of the acquired business are reported within the Company's Diversified Industrial segment.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

W.P. Hickman Company

On December 31, 2012, a subsidiary of H&H acquired substantially all of the assets of W.P. Hickman Company ("Hickman"), a North American manufacturer of perimeter metal roof edges for low slope roofs. The initial purchase price was $8,400, which reflects proceeds from a final working capital adjustment of $300 received in February 2013. The assets acquired and liabilities assumed included net working capital of accounts receivable, inventories and trade payables; property, plant and equipment; and intangible assets, primarily trade names and customer relationships, valued at $2,600, $1,200 and $1,800, respectively. This acquisition provides H&H with an add on product category to its existing roofing business. The amount of net sales and operating income of the acquired business included in the consolidated income statement for the year ended December 31, 2013 was approximately $17,100 and $1,300, respectively. The results of operations of the acquired business are reported within the Company's Building Materials segment. In connection with the Hickman acquisition, HNH has recorded goodwill totaling $2,800 which is expected to be deductible for income tax purposes.

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

Pro Forma Results

The following unaudited pro forma results of operations for the years ended December 31, 2013 and 2012 assumes that the above acquisitions were made at the beginning of the year prior to acquisition. This unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future. The 2013 supplemental pro forma earnings reflect adjustments to exclude $600 of acquisition-related costs incurred in 2013 and $500 of nonrecurring expense related to the fair value adjustment to acquisition-date inventories. The 2012 supplemental pro forma earnings were adjusted to include these charges.

	Year Ended December 31,
	2013	2012
Revenue	$806,517	$777,454
Net income attributable to common unitholders	26,190	46,624
Net income per common unit - basic	0.88	1.57
Net income per common unit - diluted	0.85	1.57

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

4. DISCONTINUED OPERATIONS

Assets and Liabilities of discontinued operations at December 31, 2014 and 2013 include assets and liabilities relating to HNH's discontinued operations, primarily Arlon LLC ("Arlon"), a sports business owned by Steel Excel and a building owned by DGT, which is held for sale.

	December 31,
	2014	2013
Assets of discontinued operations:
Trade and other receivables	$16,044	$14,224
Inventories	8,294	6,580
Other current assets	811	1,266
Goodwill	6,582	6,582
Other intangibles, net	14,230	15,306
Property, plant and equipment, net	30,457	32,273
Other assets	—	64
Total assets	$76,418	$76,295
Liabilities of discontinued operations:
Trade payables and accrued liabilities	$6,702	$6,857
Other current liabilities	3,986	3,533
Accrued pension liability	1,794	1,165
Other liabilities	719	682
Total liabilities	$13,201	$12,237

Summary results for our discontinued operations included in the Company's Consolidated Statements of Operations are detailed in the table below.

	Year Ended December 31,
	2014 (a)	2013 (b)	2012 (c)
Sales	$103,392	$105,194	$178,279
Net income (loss) from operations	10,262	(227)	12,866
Gain after taxes and noncontrolling interests	6,112	703	6,844
Gain on sale of discontinued operations after taxes and noncontrolling interests	23	3,610	4,026
(a) Includes the operations of Arlon.
(b) Includes the operations of Arlon, Continental, CMCC and ITM through their respective sale dates as well as the operations of a sports business owned by Steel Excel.
(c) Includes the operations of Arlon, Continental, CMCC and ITM. Also includes DGT's RFI Corporation ("RFI") subsidiary and DGT's Villa Sistemi Medicali S.p.A. ("Villa") subsidiary through their respective sale dates. SPLP's net gain on the sale of RFI, which was recorded in SPLP's fourth quarter of 2012 due to the recording of DGT's results of operations on a two-month lag, was approximately $4,600. SPLP’s net after-tax gain on the sale of Villa, which was recorded in SPLP’s year ended December 31, 2012, was $2,585.

HNH’s Discontinued Operations

Arlon

On December 18, 2014, HNH entered into a contract to sell its Arlon business for $157,000 in cash, subject to a working capital adjustment and certain potential reductions as provided in the stock purchase agreement. The operations of Arlon, which manufactures high performance materials for the printed circuit board industry and silicone rubber-based materials, were part of SPLP's Diversified Industrial reporting segment. The closing of the sale occurred in January 2015 (see Note 22 - "Subsequent Events").

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Continental Industries

In January 2013, HNH divested substantially all of the assets and existing operations of its Continental Industries business unit for a cash sales price totaling approximately $37,400 less transaction fees, reflecting a working capital adjustment of approximately $100 paid in the third quarter of 2013. Proceeds of $3,700 were held in escrow as of December 31, 2013 pending resolution of certain indemnification provisions contained in the sales agreement and were included in Trade and other receivables in the Company's Consolidated Balance Sheet. This escrow balance was released and received in July 2014. Continental Industries manufactures plastic and steel fittings and connectors for natural gas, propane and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection and lightning protection. It was part of SPLP's Diversified Industrial reporting segment.

Canfield Metal Coating Corporation

In June 2013, HNH divested substantially all of the assets and existing operations of its CMCC business unit for a cash sales price totaling approximately $9,500 less transaction fees, reflecting a preliminary working capital adjustment of approximately $500. CMCC manufactured electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries. It was part of SPLP's Diversified Industrial reporting segment.

Indiana Tube Mexico

In July 2013, HNH divested substantially all of the equipment owned or utilized by ITM for the manufacture of refrigeration condensers for a cash sales price totaling $3,700, less transaction fees. ITM's operations were part of SPLP's Diversified Industrial segment.

In connection with the shut-down of ITM's operations, HNH initiated a series of restructuring activities, which will include the termination of all of ITM's employees and certain building lease termination costs. The total cost of these restructuring activities was $900. Payment for the majority of these costs occurred during the third quarter of 2013, and the remaining restructuring payments were completed by the end of 2013.

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

5. INVESTMENTS

A. Short-Term Investments

Marketable Securities

The Company's short-term investments primarily consist of its marketable securities portfolio held by its subsidiary, Steel Excel. Steel Excel's marketable securities as of December 31, 2014, and 2013, were classified as "available-for-sale" securities, with changes in fair value recognized in stockholders' equity as Other comprehensive income (loss). Classification of marketable securities as a current asset is based on the intended holding period and realizability of the investment.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The Company's portfolio of marketable securities at December 31, 2014 and 2013 was as follows:

	December 31, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Available for sale securities
Short-term deposits	$42,681	$—	$—	$42,681	$60,909	$—	$—	$60,909
Mutual funds	17,030	4,262	(322)	20,970	15,723	5,060	—	20,783
United States government securities	—	—	—	—	50,356	23	—	50,379
Equity securities	103,761	7,821	(23,732)	87,850	69,720	10,020	(5,181)	74,559
Commercial paper	—	—	—	—	1,799	—	—	1,799
Corporate obligations	32,486	592	(3,441)	29,637	31,356	885	(276)	31,965
Total marketable securities	195,958	12,675	(27,495)	181,138	229,863	15,988	(5,457)	240,394
Amounts classified as cash equivalents	(42,681)	—	—	(42,681)	(61,909)	—	—	(61,909)
Amounts classified as marketable securities	$153,277	$12,675	$(27,495)	$138,457	$167,954	$15,988	$(5,457)	$178,485

Proceeds from sales of marketable securities were $116,300, $75,800 and $192,380 in 2014, 2013 and the seven months ended December 31, 2012, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of Other income, net in the consolidated statements of operations, were as follows:

	Year Ended December 31,
	2014	2013	2012
Gross realized gains	$8,065	$6,984	$500
Gross realized losses	(4,300)	(4,376)	(340)
Realized gains, net	$3,765	$2,608	$160
The fair value of marketable securities with unrealized losses at December 31, 2014, all of which had unrealized losses for periods of twelve months or less, were as follows:

	Fair Value	Gross Unrealized Losses
Corporate securities	$39,869	$(23,732)
Corporate obligations	13,530	(3,441)
Mutual funds	4,873	(322)
Total	$58,272	$(27,495)

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The fair value of the Company’s marketable securities with unrealized losses at December 31, 2013, and the duration of time that such losses had been unrealized, were as follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$15,609	$(4,730)	$803	$(451)	$16,412	$(5,181)
Corporate obligations	10,477	(276)	—	—	10,477	(276)
Total	$26,086	$(5,006)	$803	$(451)	$26,889	$(5,457)

Gross unrealized losses primarily related to losses on corporate securities. The Company has evaluated such securities, which primarily consist of investments in equity securities of publicly-traded entities, as of December 31, 2014, and has determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entity, and the Company's intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of available-for-sale debt securities and marketable securities with no contractual maturities as of December 31, 2014, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
Mature in one year or less	$212	$186
Mature after one year through three years	—	—
Mature after three years	32,274	29,451
Total debt securities	32,486	29,637
Securities with no contractual maturities	163,472	151,501
	$195,958	$181,138

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

B. Long-Term Investments

The following table summarizes the Company's long-term investments as of December 31, 2014 and 2013. For those investments at fair value, the carrying amount of the investment equals its respective fair value.

			Investment Balance		Income (Loss) Recorded in Statement of Operations
					Year Ended December 31,
			December 31, 2014	December 31, 2013	2014	2013	2012
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in OCI:
Equity securities - U.S. (1), (2)
Computer Software and Services			$—	$2,665
Aerospace/Defense			76,512	75,341
Restaurants			35,637	22,456
Other			572	558
			112,721	101,020
Fair Value Changes Recorded in Consolidated Statement of Operations:
API Group plc ("API")(1)			18,373	30,841	$(12,437)	$(1,837)	$16,859
Barbican Group Holdings Limited ("Barbican")			—	—	—	—	2,108
			131,094	131,861	$(12,437)	$(1,837)	$18,967
(B) EQUITY METHOD INVESTMENTS
Investments in Associated Companies:	December 31, 2014	December 31, 2013
At Cost:	Ownership
CoSine	48.3%	48.6%	5,521	5,876	$(405)	$(418)	$(328)
Other (7)			5,705	8,339	(2,634)	(863)	—
At Fair Value:
ModusLink Global Solutions, Inc. ("MLNK") (1)	27.7%	27.1%	54,086	79,972	(22,940)	23,154	—
SL Industries, Inc. ("SLI") (1)	24.0%	24.1%	38,799	26,960	11,838	9,053	1,796
JPS Industries, Inc. ("JPS") (1)	38.7%	39.3%	38,406	24,129	14,277	9,204	—
Fox & Hound (3)	—%	50.0%	—	—	—	(11,521)	(403)
API Technologies Corp. ("API Tech") (1)	20.6%	—%	24,355	—	(3,436)	—	—
Other (3)	43.8%	43.8%	2,163	2,243	(79)	(823)	—
Steel Excel (1)	—%	55.1%	—	—	—	—	13,139
			169,035	147,519	$(3,379)	$27,786	$14,204
Other Investments at Fair Value - Related Party:
SPII Liquidating Trust - Series B (Barbican) (3)			—	—	$—	$(16)	$2,382
SPII Liquidating Trust - Series D ( Fox & Hound)(3)			—	507	(3)	(35)	(11,242)
SPII Liquidating Trust - Series G (SPCA) (3), (4)			6,811	5,771	1,040	(245)	489
SPII Liquidating Trust - Series H (SPJSF) (3), (5)			2,812	3,950	(146)	60	394
SPII Liquidating Trust - Series I (3), (6)			—	—	—	(35)	(352)
			9,623	10,228	$891	$(271)	$(8,329)
(C) OTHER INVESTMENTS
ModusLink Warrants (3)			2,199	5,832	$(3,632)	$2,648	$—

Total Long-Term Investments			$311,951	$295,440
(1) Level 1 investment. Equity securities totaling $112,721 and $98,355 were classified as Level 1 investments as of December 31, 2014 and 2013, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

(2) Level 2 investment. Equity securities totaling $0 and $2,665 were classified as Level 2 investments as of December 31, 2014 and 2013, respectively.
(3) Level 3 investment. For additional information related to the Company's Level 3 investments, see Note 6 - "Fair Value Measurements."
(4) Steel Partners China Access I L.P.
(5) Steel Partners Japan Strategic Fund, L.P.
(6) Sold in the second quarter of 2013. See Note 13 - "Related Party Transactions" for additional information.
(7) Represents Steel Excel's investments in a sports business and iGo, Inc. ("iGo") of 40% and 46.9%, respectively, at December 31, 2014.

The following table presents activity for the available-for-sale securities presented in the table above for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in OCI:
Proceeds from sales	$2,394	$3,964	$29,317
Gross gains from sales	$98	$1,245	$2,985
Gross losses from sales	(16)	—	—
Net investment gain	$82	$1,245	$2,985
Change in net unrealized holding gains included in other comprehensive income	$14,273	$53,955	$336
Reclassified out of Accumulated other comprehensive income:
Unrealized gains	$261	$14,217	$3,118
Unrealized losses	—	(2,632)	(828)
Total	$261	$11,585	$2,290

(A) AVAILABLE-FOR-SALE SECURITIES

Fair Value Changes Recorded in OCI

For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. Gross unrealized gains and gross unrealized losses are reported in Accumulated other comprehensive income (loss) in the consolidated balance sheets. In 2013 and 2012 the Company recognized other than temporary impairment losses of approximately $1,010 and $829, respectively related to two available-for-sale securities which are included in Asset impairment charges in the Consolidated Statements of Operations. In January 2015 the Company contributed Nathan’s Famous, Inc. (“Nathan’s”), one if its available -for-sale securities, to CoSine in exchange for additional CoSine equity (see Note - 22 - "Subsequent Events" for additional information).

The cost basis and unrealized gains and losses related to our available for sale securities is as follows:

	December 31, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Computer Software and Services	$—	$—	$—	$—	$2,312	$353	$—	$2,665
Aerospace/Defense	11,675	64,837	—	76,512	11,675	63,666	—	75,341
Restaurants	5,974	29,663	—	35,637	5,974	16,482	—	22,456
Other	575	—	(3)	572	575	—	(17)	558
	$18,224	$94,500	$(3)	$112,721	$20,536	$80,501	$(17)	$101,020

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Fair Value Changes Recorded in Consolidated Statement of Operations

Available for sale securities also includes the Company's investment in API. In January 2015 the Company contributed this investment to CoSine in exchange for additional CoSine equity (see Note - 22 - "Subsequent Events" for additional information). The investment in Barbican was sold in the fourth quarter of 2012. Changes in the fair value of these investments were reported in the consolidated statement of operations as (Loss) Income from investments held at fair value.
(B) EQUITY METHOD INVESTMENTS

Investments in Associated Companies

The Company’s investments in associated companies are accounted for under the equity method of accounting (see Note 2 - "Summary of Significant Accounting Policies" for additional information). The Company elected to record certain investments under the equity method at fair value beginning on the dates these investments became subject to the equity method of accounting. Associated companies are included in either the Diversified Industrial, Energy or Corporate and Other segments. Certain associated companies have a fiscal year end that differs from December 31. Additional information for each of SPLP's investments in associated companies that have impacted the Consolidated Statement of Operations during 2014, 2013 or 2012 follows:

Equity Method:

•
CoSine is currently in the business of seeking to acquire one or more business operations. SPLP recorded $50, $(373) and $52 as its share of capital changes for the twelve months ended December 31, 2014, 2013 and 2012, respectively. The aggregate market value of the Company’s interest in CoSine was $9,559 and $9,894 at December 31, 2014 and 2013, respectively. In January 2015 the Company increased its ownership in CoSine to approximately 80%. For additional information see Note 22 - "Subsequent Events".

•
Steel Excel has an investment in a sports business and in iGo, a mobile device accessories provider company. These investments are being accounted for under the traditional equity method as associated companies. Based on the closing market price of iGo's publicly-traded shares, the value of the investment in iGo was approximately $3,400 at December 31, 2014.

Equity Method, At Fair Value:

•
MLNK provides supply chain and logistics services to companies in consumer electronics, communications, computing, medical devices, software, luxury goods and retail. In March 2013, pursuant to an agreement (“Investment Agreement”) between the Company and MLNK, SPLP purchased 7,500,000 shares of MLNK common stock. This investment, plus the MLNK shares already owned by the Company and its subsidiaries, gave the Company a 27.1% ownership interest in MLNK common stock. Also, at its annual meeting on March 12, 2013, the MLNK shareholders elected two members of SPLP's management team to the MLNK board of directors, one of which serves as chairman.

As a result of the foregoing events, SPLP concluded it had significant influence over the operating and financial policies of MLNK and therefore its investment is subject to the equity method of accounting. SPLP elected the fair value option to account for MLNK in order to more appropriately reflect the value of MLNK in its financial statements, and records unrealized gains and losses in earnings. Accordingly the investment, which was previously classified as an available-for-sale security, was reclassified to an associated company as of March 12, 2013. Approximately $2,900 of unrealized losses were reclassified out of Accumulated other comprehensive income (loss) and recorded in Income (loss) of associated companies, net of taxes in the Consolidated Statement of Operations in the year ended December 31, 2013.

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

•
JPS is a U.S. manufacturer of extruded urethanes, ethylene vinyl acetates and mechanically formed glass and aramid substrate materials for specialty applications in a wide expanse of markets requiring highly engineered components. During the second quarter of 2013, JPS stockholders elected two members of SPLP's management team to their board to serve one-year terms, one of which will serve as chairman. As a result of the foregoing events, SPLP concluded that it had significant influence over the operating and financial policies of JPS and therefore its investment is subject to the equity method of accounting. Accordingly, the investment in JPS, which was previously classified as an available-for-sale security, was reclassified to an associated company as of June 30, 2013. Approximately $13,200 of unrealized gains were reclassified out of Accumulated other comprehensive income (loss) and recorded in Income (loss) of associated companies, net of taxes in the Consolidated Statement of Operations in the year ended December 31, 2013.

SPLP elected the fair value option to account for JPS in order to more appropriately reflect the value of JPS in its financial statements and records unrealized gains and losses in earnings.

On January 26, 2015, HNH announced its has commenced a tender offer to purchase up to 10,028,724 shares, or approximately 96.5% of the outstanding shares, of common stock of JPS at a price of $10.00 per share in cash to all stockholders other than SPLP and with respect to the 4,021,580 JPS shares owned by SPLP, in exchange for common stock of HNH. If all shares are tendered, HNH would exchange approximately $60,100 in cash and 863,946 shares of its common stock. For additional information see Note 22 - "Subsequent Events".

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

•
The Company has an investment in a Japanese real estate partnership. In the second quarter of 2013, the Company reclassified this investment to an associated company. SPLP has elected the fair value option to account for this investment in order to more appropriately reflect the value of the investment in its financial statements and will record future unrealized gains and losses in earnings. Prior to the second quarter of 2013, this investment was accounted for as an investment at cost. During the years ended December 31, 2013 and 2012, due to declines observed in this business, the Company recorded impairments of $1,510 and $581, respectively, which are included in Asset impairment charges in the Consolidated Statements of Operations.

•
In May 2014, Steel Excel increased its holdings of the common stock of API Tech to 20.6%. API Tech is a designer and manufacturer of high performance systems, subsystems, modules, and components. Effective as of that date, the investment in API Tech has been accounted for as an equity method investment using the fair value option. Steel Excel elected the fair value option to account for its investment in API Tech in order to more appropriately reflect the value of API Tech in its financial statements. Prior to such time, the investment in API Tech was accounted for as an available-for-sale security, and upon the change in classification the Company recognized a loss of approximately $600 that had previously been included as a component of Accumulated other comprehensive income.

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

Associated Company Information

The below summary balance sheet amounts are for the nearest practicable period. The below summary income statement amounts include results for associated companies for the periods in which they were accounted for as an associated company, or the nearest practicable corresponding period. This summary data may be derived from unaudited financial statements and may contain a lag.

	December 31,
	2014	2013
Summary of balance sheet amounts:
Current assets	$556,571	$477,886
Noncurrent assets	160,202	179,295
Total assets	$716,773	$657,181
Current liabilities	$257,559	$269,629
Noncurrent liabilities	113,217	77,260
Total liabilities	370,776	346,889
Parent equity	345,997	310,292
Total liabilities and equity	$716,773	$657,181
	Year Ended December 31,
	2014	2013	2012
Summary income statement amounts:
Revenue	$1,102,133	$922,579	$488,852
Gross profit	175,793	152,364	74,070
Loss from continuing operations	(170)	(4,262)	(4,788)
Net income (loss)	7,952	(5,663)	(13,477)
Other Investments at Fair Value - Related Party

Other investments at fair value - related party, consist of the Company’s investment in each series of the SPII Liquidating Trust (see Note 13 - “Related Party Transactions”) accounted for under the equity method. During the year ended December 31, 2014, the Company received approximately $504 and $992 in cash distributions from Trusts D and H, respectively. In February 2015, the SPII Liquidating Trust comprising Trust H was fully liquidated (see Note 22 - "Subsequent Events").

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The following tables provide combined summarized data with respect to the other investments - related party accounted for under the equity method, at fair value:

	December 31,
	2014	2013
Summary of balance sheet amounts:
Total assets	$21,996	$23,412
Total liabilities	—	(34)
Net Asset Value	$21,996	$23,378

	Year Ended December 31,
	2014	2013	2012
Summary income statement amounts:
Net increase (decrease) in net assets from operations	$2,038	$(1,077)	$(18,996)

(C) OTHER INVESTMENTS

In connection with the acquisition of ModusLink common shares in March 2013, the Company received warrants ("ModusLink Warrants") to acquire an additional 2,000,000 shares at an exercise price of $5.00 per share. The ModusLink Warrants are accounted for as an asset at fair value with changes in fair value recognized each period in (Loss) Income from investments at fair value in the Company's Consolidated Statements of operations. The warrants have a life of 5 years and were valued using the Black-Scholes option pricing model. Assumptions used in the current valuation were as follows: 1) volatility of 53.2% 2) term of approximately 3.2 years 3) risk free interest rate of 1.65% based on the U.S. Treasury bill yield, and 4) an expected dividend of $0.

LIMITED PARTNERSHIP INVESTMENT AND PROMISSORY NOTE

In July 2013, Steel Excel invested $25,000 in a cost-method investment in a limited partnership that co-invested with other private investment funds in a public company. Such investment had an approximate fair value of $28,600 and $26,000 at December 31, 2014 and 2013, respectively, based on the net asset value included in the monthly statement it receives from the partnership. Steel Excel's other investments at December 31, 2014, also include investments in two venture capital funds totaling $500 and a promissory note with an amortized cost of $3,000, which approximates fair value at December 31, 2014. These amounts are included in Other non-current assets in the Company's Consolidated Balance Sheets.

6. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements as of December 31, 2014 and 2013 are summarized by type of inputs applicable to the fair value measurements as follows:

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$93,768	$10,793	$33,896	$138,457
Long-term investments (a)	286,740	—	13,985	300,725
Investments in certain funds	—	—	525	525
Precious metal and commodity inventories recorded at fair value	13,249	—	—	13,249
Commodity contracts on precious metal and commodity inventories	764	—	—	764
Total	$394,521	$10,793	$48,406	$453,720

Liabilities:
Financial instruments	$—	$21,311	$—	$21,311
Interest rate swap agreement	—	138	—	138
Total	$—	$21,449	$—	$21,449

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$139,786	$15,334	$23,365	$178,485
Long-term investments (a)	209,168	53,754	18,303	281,225
Investments in certain funds	—	—	844	844
Precious metal and commodity inventories recorded at fair value	14,766	—	—	14,766
Commodity contracts on precious metals and commodity inventories	1,620	—	—	1,620
Total	$365,340	$69,088	$42,512	$476,940

Liabilities:
Financial instruments	$—	$25,090	$—	$25,090
Interest rate swap agreement	—	214	—	214
Total	$—	$25,304	$—	$25,304
(a) For additional detail of the marketable securities and long-term investments see Note 5 - "Investments."

During the twelve months ended December 31, 2014, investments with a fair value of $58,666 were transferred from Level 2 to Level 1 based upon change in trading volume.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long - Term Investments
	Investments in Associated Companies (a)	Other Investments - Related Party (b)	ModusLink Warrants (c)	Marketable Securities and Other (d)	Other Investments	Total
Assets
Balance at December 31, 2011	$—	$42,653	$—	$—	$13,623	$56,276
Purchases	10,923	—	—	2,804	—	13,727
Sales	—	(23,061)	—	—	(15,731)	(38,792)
Unrealized gains	—	3,265	—	—	2,108	5,373
Unrealized losses	(402)	(11,594)	—	—	—	(11,996)
Balance at December 31, 2012	$10,521	$11,263	$—	$2,804	$—	$24,588
Additions - fair value elections in 2013	3,065	—	—	—	—	3,065
Purchases	1,000	—	3,184	45,383	—	49,567
Sales	—	(764)	—	(23,034)	—	(23,798)
Realized gain on sale	—	—	—	1,556	—	1,556
Unrealized gains	—	60	3,578	—	—	3,638
Unrealized losses	(12,343)	(331)	(930)	(2,500)	—	(16,104)
Balance at December 31, 2013	2,243	10,228	5,832	24,209	—	42,512
Purchases	—	—	—	13,294	—	13,294
Sales	—	(1,496)	—	(5,001)	—	(6,497)
Realized loss on sale	—	—	—	(129)	—	(129)
Unrealized gains	—	2,411	99	2,048	—	4,558
Unrealized losses	(80)	(1,520)	(3,732)	—	—	(5,332)
Balance at December 31, 2014	$2,163	$9,623	$2,199	$34,421	$—	$48,406
(a) Unrealized losses are recorded in (Loss) Income of associated companies, net of taxes in the Company's Consolidated Statements of Operations.
(b) Unrealized gains and losses are recorded in Income (Loss) from other investments-related party in the Company's Consolidated Statements of Operations.
(c) Unrealized gains and losses are recorded in (Loss) Income from investments held at fair value in the Company's Consolidated Statements of Operations.
(d) Realized gains and losses on sale is recorded in Other income, net in the Company's Consolidated Statements of Operations.

Level 3 Liabilities

During the year ended December 31, 2013, the Company recognized a $184 decrease in fair value for the derivative features of the HNH Subordinated notes. As of December 31, 2014 and December 31, 2013, the Company did not hold any financial liabilities that are measured using Level 3 inputs.

Long-Term Investments - Valuation Techniques

The Company primarily uses two valuation methods to estimate the fair value of its equity securities measured using Level 3 inputs. The Company estimates the value of its investments in associated companies primarily using a discounted cash flow method adjusted for additional information related to debt covenants, solvency issues, etc. The Company estimates the value of Other investments - related party, which represents its interest in the SPII Liquidating Trust, based on the net asset value of each series of the Trust. The ModusLink Warrants are valued using the Black-Scholes option pricing model (for additional information see Note 5 - "Investments").

Marketable Securities and Other - Valuation Techniques

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The Company uses the net asset value included in quarterly statements it receives in arrears from a venture capital fund to determine the fair value of such fund. The Company determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets measured at fair value in 2014 and 2013 on a non-recurring basis include the assets acquired and liabilities assumed in the acquisitions described in Note 3 – “Acquisitions”. Significant judgments and estimates are made to determine the acquisition date fair values which may include the use of appraisals, discounted cash flow techniques or other information the Company considers relevant to the fair value measurement. See Note 2 - "Summary of Significant Accounting Policies" for discussion on significant estimates and impairment testing.

As of December 31, 2014 and 2013, WebBank has impaired loans of $458 of which $4 is guaranteed by the USDA or SBA and $2,564, of which $2,196 is guaranteed by the USDA or SBA, respectively. These loans are measured at fair value on a nonrecurring basis using Level 3 inputs. See the Impaired Loans section of Note 8 - "Trade, Other and Loans Receivable" for additional discussion of loan impairment measurements.

7. FINANCIAL INSTRUMENTS

Financial instrument liabilities and related restricted cash consist of the following:

	December 31, 2014	December 31, 2013
Foreign currency financial instruments	$—	$25,090
Short sales of corporate securities	21,311	—
	$21,311	$25,090

Activity is summarized below for financial instrument liabilities and related restricted cash:

	Year Ended December 31,
	2014	2013
Balance, beginning of period	$25,090	$24,742
Settlement of foreign currency financial instruments	(24,429)	—
Short sales of corporate securities	19,467	—
Net investment losses	1,006	174
Receipt of dividends, net of interest expense	177	203
Other	—	(29)
Balance of financial instrument liabilities and related restricted cash, end of period	$21,311	$25,090

Foreign Currency Exchange Rate Risk

Financial instruments include $25,090 at December 31, 2013, of amounts payable in foreign currencies which are subject to the risk of exchange rate changes. The foreign currency financial liabilities were settled in the fourth quarter of 2014. These financial instruments resulted from transactions entered into for risk management purposes, were collateralized by an equivalent amount that was included in restricted cash. These liabilities were accounted for at fair value on the balance sheet date with changes in fair value reported in the consolidated statement of operations included in Net investment gains (losses). The financial instruments payable in foreign currencies were entered into with a counterparty and were considered Level 2 measurements. The liabilities were not designated as hedging instruments. The foreign currency financial instrument liabilities at December 31, 2013 were as follows:

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

	December 31, 2013
Currency	Carrying Amount	Notional Amount
Japanese Yen	$1,374	¥144,717
Pound Sterling	23,716	£14,311
Total	$25,090

Short Sales of Corporate Securities

In 2014, Steel Excel entered into short sale transactions on certain corporate securities in which Steel Excel received proceeds from the sale of such securities and incurred obligations to deliver such securities at a later date. Upon initially entering into such short sale transactions Steel Excel recognizes a liability equal to the fair value of the obligation, with a comparable amount of cash and cash equivalents reclassified as restricted cash. Subsequent changes in the fair value of such obligations, determined based on the closing market price of the securities, are recognized currently as gains or losses, with a comparable adjustment made between unrestricted and restricted cash.

Precious Metal and Commodity Inventories

As of December 31, 2014, HNH had the following outstanding futures contracts with settlement dates ranging from February 2015 to March 2015. There were no forward contracts outstanding at December 31, 2014.

Commodity	Amount	Notional Value
Silver	675,000 ounces	$10,500
Gold	200 ounces	$200
Copper	300,000 pounds	$800
Tin	35 metric tons	$700

Of the total futures contracts outstanding, 610,000 ounces of silver and substantially all of the copper contracts are designated and accounted for as fair value hedges. The remaining outstanding futures contracts for silver, and all of the contracts for gold and tin, are accounted for as economic hedges.

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

Debt Agreements

As discussed in Note 14 - "Debt and Capital Lease Obligations," Handy & Harman Group Ltd. ("H&H Group") has entered into two interest rate swap agreements to reduce its exposure to interest rate fluctuations.

HNH's Subordinated Notes had call premiums as well as Warrants associated with them. HNH treated the fair value of these features together as both a discount on the debt and a derivative liability at inception of the loan agreement. The discount was being amortized over the life of the notes as an adjustment to interest expense, and the derivative was marked to market at each balance sheet date. As discussed in Note 14 - "Debt and Capital lease Obligations," on March 26, 2013, HNH discharged its obligations associated with the Subordinated Notes and Warrants, and therefore, all discounts and derivative accounts related to the Subordinated Notes and Warrants are now zero.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets:

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

		December 31,
Derivative	Balance Sheet Location	2014	2013
Commodity contracts (a), (b)	Prepaid and other current assets	$667	$1,778
Commodity contracts (a)	Prepaid and other current assets/Accrued liabilities	$97	$(158)
Interest rate swap agreements	Other current liabilities	$(138)	$(214)
(a) Carrying amount equals fair value.
(b) Designated as hedging instruments as of December 31, 2014.

Effect of derivative instruments on the Consolidated Statements of Operations:

		Year Ended December 31,
		2014	2013	2012
Derivative	Statement of Operations Location	Gain (loss)	Gain (loss)	Gain (loss)
Commodity contracts (a)	Cost of goods sold	$2,655	$2,620	$—
Commodity contracts	Cost of goods sold	131	(92)	—
Commodity contracts	Realized and unrealized gain on derivatives	1,307	1,988	521
Interest rate swap agreements	Interest expense	(156)	(328)	—
Derivative features of subordinated notes	Realized and unrealized (loss) gain on derivatives	—	(793)	831
Total derivatives		$3,937	$3,395	$1,352
(a) Designated as hedging instruments as of December 31, 2014.

Financial Instruments with Off-Balance Sheet Risk

WebBank is a party to financial instruments with off-balance sheet risk. In the normal course of business, these financial instruments include commitments to extend credit in the form of loans as part of WebBank’s lending arrangements. Those instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The contract amounts of those instruments reflect the extent of involvement WebBank has in particular classes of financial instruments.

At December 31, 2014 and 2013, WebBank’s undisbursed loan commitments totaled $82,788 and $28,011, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of the Bank’s lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without the credit being extended, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each prospective borrower’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by WebBank upon extension of credit is based on management's credit evaluation of the borrower and WebBank’s counterparty.

WebBank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. WebBank uses the same credit policy in making commitments and conditional obligations as it does for on-balance sheet instruments.

WebBank estimates an allowance for potential losses on off-balance sheet contingent credit exposures related to the guaranteed amount of its SBA and USDA loans and whether or not the SBA/USDA honors the guarantee. WebBank determines the allowance for these contingent credit exposures based on historical experience and portfolio analysis. The allowance is included with other liabilities in the consolidated balance sheet, with any related increases or decreases in the reserve included in the statement of income. The allowance was $188 and $465 at December 31, 2014 and 2013, respectively, and is included within Other current liabilities in the consolidated balance sheets. Increases or decreases in the allowance are included in Selling, general and administrative expenses in the consolidated statements of operations. The amount included in Selling,

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

general and administrative expenses for credit losses on off-balance sheet contingent credit exposure was a benefit of $277, $175 and $440 for the years ended December 31, 2014, 2013 and 2012, respectively.

8. TRADE, OTHER AND LOANS RECEIVABLE

Trade and Other Receivables

	December 31, 2014	December 31, 2013
Trade and other receivables (net of allowance for doubtful accounts of $2,149 in 2014 and $1,981 in 2013)	$85,553	$82,963
Other receivables	1,887	5,677
Total	$87,440	$88,640

Loans Receivable

    Major classification of WebBank’s loans receivable at December 31, 2014 and 2013 are as follows:

	Total				Current		Non-current
	December 31, 2014%		December 31, 2013%		December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Real estate loans:
Commercial - owner occupied	$1,650	1%	$4,671	6%	$96	$197	$1,554	$4,474
Commercial – other	264	—%	242	—%	—	—	264	242
Total real estate loans	1,914	1%	4,913	6%	96	197	1,818	4,716
Commercial and industrial	75,706	64%	46,702	61%	1,142	1,462	74,564	45,240
Loans held for sale	40,886	35%	25,125	33%	40,886	25,125	—	—
Total loans	118,506	100%	76,740	100%	42,124	26,784	76,382	49,956
Less:
Deferred fees and discounts	(20)		—		(20)	—	—	—
Allowance for loan losses	(557)		(424)		(557)	(424)	—	—
Total loans receivable, net (a)	$117,929		$76,316		$41,547	$26,360	$76,382	$49,956
(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, net was $117,346 and $76,303 at December 31, 2014 and 2013, respectively.

Allowance for Loan Losses

The Allowance for Loan Losses (“ALLL”) represents an estimate of probable and estimable losses inherent in the loan portfolio as of the balance sheet date. Losses are charged to the ALLL when incurred. Generally, commercial loans are charged off or charged down at the point at which they are determined to be uncollectible in whole or in part, or when 180 days past due unless the loan is well secured and in the process of collection. The amount of the ALLL is established by analyzing the portfolio at least quarterly and a provision for or reduction of loan losses is recorded so that the ALLL is at an appropriate level at the balance sheet date.

The methodologies used to estimate the ALLL depend upon the impairment status and portfolio segment of the loan. Loan groupings are created for each loan class, and are then graded against historical and industry loss rates.

After applying historic loss experience, the quantitatively derived level of ALLL is reviewed for each segment using qualitative criteria is performed. Various risk factors are tracked that influence judgment regarding the level of the ALLL across the portfolio segments. Primary qualitative factors that may be reflected in the quantitative models include:

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

Changes in the allowance for loan losses are summarized as follows:

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Unallocated	Total
December 31, 2012	$187	$34	$64	$—	285
Charge-offs	—	—	(64)	—	(64)
Recoveries	22	44	217	—	283
Provision	(132)	(50)	102	—	(80)
December 31, 2013	77	28	319	—	424
Charge-offs	—	—	(3)	—	(3)
Recoveries	66	40	80	—	186
Provision	(79)	(56)	85	—	(50)
December 31, 2014	$64	$12	$481	$—	$557

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	Real Estate
December 31, 2014	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$52	$52
Collectively evaluated for impairment	64	12	429	505
Total	$64	$12	$481	$557
Outstanding Loan balances:
Individually evaluated for impairment (1)	$374	$—	$84	$458
Collectively evaluated for impairment	1,276	264	75,622	77,162
Total	$1,650	$264	$75,706	$77,620
(1) $4 is guaranteed by the USDA or SBA.

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

Loans are reported as past due when either principal or interest is due and unpaid for a period of 30 days or more. Loans past due 90 days or more and still accruing interest were $52 and $0 at December 31, 2014 and 2013, respectively.

Nonaccrual loans are summarized as follows:

	December 31, 2014	December 31, 2013
Real Estate Loans:
Commercial - Owner Occupied	$374	$402
Total Real Estate Loans	374	402
Commercial and Industrial	16	109
Total Loans	$390	$511

Past due loans (accruing and nonaccruing) are summarized as follows:

December 31, 2014	Current	30-89 days past due	90+ days past due	Total past due (2)	Total loans	Recorded investment in accruing loans 90+ days past due	Nonaccrual loans that are current (1)
Real Estate Loans:
Commercial - Owner Occupied	$1,228	$49	$373	$422	$1,650	$—	$—
Commercial - Other	264	—	—	—	264	—	—
Total Real Estate Loans	1,492	49	373	422	1,914	—	—
Commercial and Industrial	75,635	3	68	71	75,706	52	—
Total Loans	$77,127	$52	$441	$493	$77,620	$52	$—
(1) Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.
(2) $4 is guaranteed by the USDA or SBA.

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

•	Substandard: A substandard receivable has a developing or currently minor weakness or weaknesses that could result in loss or default if deficiencies are not corrected or adverse conditions arise.

•	Doubtful: A doubtful receivable has an existing weakness or weaknesses that have developed into a serious risk of significant loss or default with regard to a material term of the financing agreement.
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

December 31, 2014	Pass	Special Mention	Sub- standard (1)	Doubtful	Total loans
Real Estate Loans:
Commercial - Owner Occupied	$1,258	$19	$373	—	$1,650
Commercial - Other	264	—	—	—	264
Total Real Estate Loans	1,522	19	373	—	1,914
Commercial and Industrial	74,439	1,183	84	—	75,706
Total Loans	$75,961	$1,202	$457	$—	$77,620

(1) $4 is guaranteed by the USDA or SBA.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

December 31, 2013	Pass	Special Mention	Sub- standard (1)	Doubtful	Total loans
Real Estate Loans:
Commercial - Owner Occupied	2,246	—	2,425	—	4,671
Commercial - Other	242	—	—	—	242
Total Real Estate Loans	2,488	—	2,425	—	4,913
Commercial and Industrial	44,176	2,387	139	—	46,702
Total Loans	$46,664	$2,387	$2,564	$—	$51,615

(1) $2,196 is guaranteed by the USDA or SBA.

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. When loans are impaired, an estimate of the amount of the balance that is impaired is made and a specific reserve is assigned to the loan based on the estimated present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral less the cost to sell. When the impairment is based on amount on the fair value of the loan’s underlying collateral, the portion of the balance that is impaired is charged off, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. The Bank recognized $60, $121, and $215 on impaired loans for the years ended December 31, 2014, 2013, and 2012, respectively.
Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. Payments are recognized when cash is received.

Information on impaired loans is summarized as follows:

		Recorded investment
December 31, 2014	Unpaid principle balance	with no allowance	with allowance	Total recorded investment (1)	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$430	$374	$—	$374	$—	$750
Total Real Estate Loans	430	374	—	374	—	750
Commercial and Industrial	193	28	56	84	52	131
Total Loans	$623	$402	$56	$458	$52	$881

(1) $4 is guaranteed by the USDA or SBA.

		Recorded investment
December 31, 2013	Unpaid principal balance	with no allowance	with allowance	Total recorded investment (1)	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$2,626	$2,425	$—	$2,425	$—	$2,555
Total Real Estate Loans	2,626	2,425	—	2,425	—	2,555
Commercial and Industrial	354	129	10	139	—	150
Total Loans	$2,980	$2,554	$10	$2,564	$—	$2,705

(1) $2,196 is guaranteed by the USDA or SBA.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

9. INVENTORIES, NET

A summary of Inventories, net is as follows:

	December 31, 2014	December 31, 2013
Finished products	$24,424	$20,378
In – process	10,310	8,111
Raw materials	12,346	11,904
Fine and fabricated precious metal in various stages of completion	17,094	19,802
	64,174	60,195
LIFO reserve	(90)	(136)
Total	$64,084	$60,059

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, HNH purchases, maintains and utilizes precious metal inventory. HNH records certain precious metal inventory at the lower of last-in, first-out ("LIFO") cost or market, with any adjustments recorded through cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

Certain customers and suppliers of HNH choose to do business on a “pool” basis, and furnish precious metal to HNH for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s Consolidated Balance Sheets. To the extent HNH is able to utilize customer precious metal in its production process, such customer metals replaces the need for HNH to purchase its own inventory. As of December 31, 2014, customer metal in H&H's custody consisted of 191,217 ounces of silver, 518 ounces of gold, and 1,392 ounces of palladium. As of December 31, 2013, HNH’s customer metal consisted of 247,103 ounces of silver, 576 ounces of gold, and 1,392 ounces of palladium.

	December 31, 2014	December 31, 2013
Supplemental inventory information:
Precious metals stated at LIFO cost	$4,839	$5,978
Precious metals stated under non-LIFO cost methods, primarily at fair value	12,165	13,687
Market value per ounce:
Silver	15.75	19.49
Gold	1,199.25	1,201.50
Palladium	798.00	711.00

10. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	December 31, 2014	December 31, 2013
Land	$9,523	$9,690
Buildings and improvements	53,742	51,966
Machinery, equipment and other	194,356	169,169
Construction in progress	4,738	5,035
	262,359	235,860
Accumulated depreciation and amortization	(78,045)	(53,752)
Net property, plant and equipment	$184,314	$182,108

Depreciation expense was $24,745, $20,036 and $15,876 for the twelve months ended December 31, 2014, 2013 and 2012, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

11. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying value of goodwill is as follows:

	December 31, 2014
	Diversified	Energy	Corporate	Total
Balance at beginning of year
Gross Goodwill	$26,260	$64,790	$81	$91,131
Accumulated impairments	—	(3,769)	—	(3,769)
Net Goodwill	26,260	61,021	81	87,362
Acquisitions	—	—	—	—
Impairment	—	(41,450)	—	(41,450)
Currency translation adjustment	(37)	—	—	(37)
Other adjustments (b)	76	—	—	76
Balance at end of period
Gross Goodwill	26,299	64,790	81	91,170
Accumulated impairments	—	(45,219)	—	(45,219)
Net Goodwill	$26,299	$19,571	$81	$45,951

In connection with its annual goodwill impairment test and the adverse effects of the recent developments in the oil services industry, the Company recognized an impairment charge of $41,450 in the fourth quarter of 2014 related to the goodwill associated with its Energy segment. The impairment resulted from the adverse effects the decline in energy prices had on the oil services industry and the projected results of operations of the Energy segment. The fair values of the reporting units used in determining the goodwill impairment were based on valuations using a combination of the income approach (discounted cash flows) and the market approach (guideline public company method and guideline transaction method).

	December 31, 2013
	Diversified	Energy	Corporate	Total
Balance at beginning of year
Gross Goodwill	$8,531	$47,408	$81	$56,020
Accumulated impairments	—	(192)	—	(192)
Net Goodwill	8,531	47,216	81	55,828
Acquisitions	18,169	17,382	—	35,551
Impairment (a)	—	(3,577)	—	(3,577)
Currency translation adjustment	14	—	—	14
Other adjustments (b)	(454)	—	—	(454)
Balance at end of year
Gross Goodwill	26,260	64,790	81	91,131
Accumulated impairments	—	(3,769)	—	(3,769)
Net Goodwill	$26,260	$61,021	$81	$87,362
(a) Represents an impairment related to one of Steel Excel's sports businesses recorded in Income (Loss) from discontinued operations, net of taxes in the 2013 Consolidated Statement of Operations .
(b) Represents final purchase price allocation adjustments, including a final working capital adjustment, associated with the prior year HNH acquisition of W.P. Hickman Company. For additional information, see Note 3 - "Acquisitions."

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

A summary of other intangible assets is as follows:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Product and customer relationships	$113,952	$29,726	$84,226	$113,114	$19,824	$93,290
Trademarks	28,803	5,856	22,947	28,785	3,813	24,972
Patents and technology	16,773	6,023	10,750	16,398	4,627	11,771
Other	2,426	1,799	627	2,609	1,521	1,088
	$161,954	$43,404	$118,550	$160,906	$29,785	$131,121

Trademarks with indefinite lives as of December 31, 2014 and 2013 were $8,020. Amortization expense related to intangible assets was $13,693, $10,954 and $8,874 for the twelve months ended December 31, 2014, 2013 and 2012, respectively.
The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Products and
	Customer		Patents and
	Relationships	Trademarks	Technology	Other
2015	$9,530	$2,025	$1,297	$546
2016	9,190	2,016	1,297	35
2017	8,810	1,339	1,297	24
2018	8,438	905	1,297	22
2019	6,204	747	1,297	—
Thereafter	42,054	7,895	4,265	—
Total	$84,226	$14,927	$10,750	$627

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

12. BANK DEPOSITS

A summary of WebBank deposits is as follows:

	December 31, 2014	December 31, 2013
Time deposits year of maturity:
2014	$—	$47,372
2015	27,001	14,284
2016	50,386	13,625
2017	26,671	—
Total time deposits	104,058	75,281
Money market deposits	60,802	42,925
Total deposits (a)	$164,860	$118,206
Current	$87,804	$87,319
Long-term	77,056	30,887
Total deposits	$164,860	$118,206

Time deposit accounts under $100	$86,274	$63,515
Time deposit accounts $100 and over	17,784	11,766
Total time deposits	$104,058	$75,281
(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of Deposits was $165,381 and $118,698 at December 31, 2014 and 2013, respectively.

13. RELATED PARTY TRANSACTIONS

Management Agreement with SP General Services LLC

The Manager receives a fee at an annual rate of 1.5% of total partner’s capital ("Management Fee"), payable on the first day of each quarter and subject to quarterly adjustment. In addition, SPLP issued to the Manager partnership profits interests in the form of incentive units, which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP which are determined as of the last day of each fiscal year (see Note 16 - "Capital and Accumulated other Comprehensive Income" for additional information on the incentive units). The Management Agreement, which was amended in January 2015 (see Note 22 - "Subsequent Events"), is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the independent directors. For the twelve months ended December 31, 2014, 2013 and 2012, the Manager earned a Management Fee of $8,775, $8,178 and $7,412, respectively, which is recorded in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations. Unpaid amounts for management fees included in Payable to related parties were $0 and $2,049 at December 31, 2014 and 2013, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. The Manager incurred $3,100, $1,310 and $1,179 of reimbursable expenses during the twelve months ended December 31, 2014, 2013 and 2012, respectively, in connection with its provision of services under the Management Agreement. Unpaid amounts for reimbursable expenses were $1,504 and $477 at December 31, 2014 and 2013, respectively, and are included in Payable to related parties.

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
Consolidated companies that have agreements with SP Corporate include HNH, Steel Excel, SPLP, DGT, WebBank and BNS. Annual amounts to be billed to these companies are $8,885, $8,038, $3,000, $476, $250 and $204, respectively, and are eliminated in consolidation.
In addition to its servicing agreements with SPLP and its consolidated subsidiaries, SP Corporate has management services agreements with other companies considered to be related parties, including CoSine, NOVT, Ore Holdings, Inc., J. Howard Inc., SL Industries, Inc., Steel Partners, Ltd. and iGo. In total, SP Corporate will charge approximately $1,721 annually to these companies. Effective January 1, 2015 SP Corporate entered into a management services agreement with MLNK and WebFinancial Holding Corporation (see Note - 22 "Subsequent Events").

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

In 2013, the SPII Liquidating Trust sold its remaining investments comprising Trust I to a related party, Steel Partners Ltd. The Company received proceeds of $764 representing its proportionate interest in the Trust. There was no gain or loss on the transaction.

Mutual Securities

Pursuant to the Management Agreement, the Manager was responsible for selecting executing brokers. Securities transactions for SPLP are allocated to brokers on the basis of reliability and best price and execution. The Manager has selected Mutual Securities as an introducing broker and may direct a substantial portion of the managed entities’ trades to such firm among others. An officer of the Manager and SPH GP is affiliated with Mutual Securities. The Manager only uses Mutual Securities when such use would not compromise the Manager’s obligation to seek best price and execution. SPLP has the right to pay commissions to Mutual Securities, which are higher than those that can be obtained elsewhere, provided that the Manager believes that the rates paid are competitive institutional rates. Mutual Securities also served as an introducing broker for SPLP’s trades. The Commissions paid by SPLP to Mutual securities were approximately $352, $310 and $239 for the twelve months ended December 31, 2014, 2013 and 2012, respectively. Such commissions are included in the net investment gains (losses) in the consolidated statements of operations. The portion of the commission paid to Mutual Securities ultimately received by such officer is net of clearing and other charges.

Other

On March 31, 2012, Steel Partners, Ltd. assigned its rights, obligations and title to its New York City office lease to SPH Services. In connection with the assignment, Steel Partners, Ltd. agreed to remit $3,286 to SPH Services, subject to adjustment, which represents the present value of the lease payment obligations over the fair value of the leased facilities. The remaining amount of this lease payment obligation is included in Other liabilities in the Consolidated Balance Sheets as of December 31, 2014 and 2013. In addition, for a total consideration of $1,203, Steel Partners, Ltd. sold to SPH Services the fixed assets held by it relating to the New York City location, which includes furniture, equipment and leasehold improvements and the Company agreed to reimburse Steel Partners, Ltd. $254 for occupancy costs for the three months ended March 31, 2012. Both of these amounts were paid to Steel Partners, Ltd in the third quarter of 2012.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

SPLP has an arrangement whereby it holds an asset on behalf of a related party in which it has an investment. The asset had a fair value of $34,280 and $28,515 at December 31, 2014 and 2013, respectively. Under the terms of this arrangement, the related party is the sole beneficiary and SPLP does not have an economic interest in the asset and SPLP has no capital at risk with respect to such asset, other than indirectly through its indirect investment in such related party. No amounts related to this arrangement are recorded on the Consolidated balance sheet. For the twelve months ended December 31, 2014 and 2013, SPLP was indirectly compensated for providing this arrangement by the payment of a fee. The fees were not material.

The Company’s non-management directors receive an annual retainer of $150, of which $75 is paid in cash and $75 is paid in restricted common units of SPLP. The restricted units vest over a three year period. These directors are also paid fees of $1 for each board committee meeting attended. The chairmen of the Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee are paid an additional fee of $60 (effective May 1, 2013), $5 and $5 annually, respectively. For the twelve months ended December 31, 2014, 2013 and 2012 non-management directors’ fees expensed were $931, $855 and $570, respectively. Unpaid non-management directors’ fees are included in Payable to related parties and were $46 and $46 at December 31, 2014 and 2013, respectively.

At December 31, 2014 and 2013, several related parties and consolidated subsidiaries had deposits totaling $14,875 and $19,229, respectively, in WebBank. $12,391 and $17,195 of these deposits have been eliminated in consolidation as of December 31, 2014 and 2013, respectively. The deposits held at WebBank earned $104, $159 and $146 in interest for the years ended December 31, 2014, 2013 and 2012, respectively. $89, $150 and $112 of this interest has been eliminated in consolidation.

SPLP has an estimated liability of $116 as of December 31, 2014 and 2013 included in other current liabilities which, pursuant to the Amended Exchange Agreement, is indemnified by Steel Partners II (Onshore) LP (“SPII Onshore”). As a result, the Company recorded an amount receivable from SPII Onshore reported as Receivable from related parties in the Company's Consolidated Balance Sheets.

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

The amount of the Deferred Fee Liability was indexed to the value of SPLP. The deferred fee was a fair value liability and increased or decreased quarterly by the same percentage as the increase or decrease in the index. The Deferred Fee Liability increased $11,448 in the year ended December 31, 2012, and is reported in the consolidated statements of operations as Deferred fee liability to related party-increase. On April 11, 2012 (the "Termination Date"), the Company and the Investment Manager terminated the Investor Services Agreement by mutual consent.  Instead of receiving the deferred fee in cash, the Investment Manager elected for the total amount to be paid in common units of the Company. For additional information see Note 16 - "Capital and Accumulated Other Comprehensive Income." In December 2014, SPLP assumed an additional liability due to the Investment Manager of approximately $1,800, and received consideration of an equal amount of cash from SPII Offshore for final settlement of the Deferred Fee Liability. The liability is included in Payable to related parties in the Company's Consolidated Balance Sheet as of December 31, 2014.

Investment Manager

SPLP was a party to an investor services agreement (the “Investor Services Agreement”) through April 11, 2012, the day in which the Company and the Investment Manager terminated the Investor Services Agreement by mutual consent - See "Deferred Fee Liability to Related Party" section above. Pursuant to the Investor Services Agreement, the Investment Manager performed certain investor relations services on SPLP’s behalf and SPLP paid the Investment Manager a fee in an amount of $50 per year (the “Investor Services Fee”). The Management Fee payable to the Manager pursuant to the Management Agreement was offset and reduced on each payment date by the amount of the Investor Services Fee payable to the Investment Manager. The Investment Manager earned an Investor Services Fee of $13 for the twelve months ended December 31, 2012.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

14. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following:

	December 31, 2014	December 31, 2013
Short term debt:
Foreign	$602	$304
3/4% Convertible Senior Subordinated Notes	—	346
Total short-term debt	602	650
Long-term debt:
HNH Senior Term Loans	—	116,000
Steel Excel Term Loan	79,285	92,500
HNH Revolving facilities	193,375	30,950
SPLP Revolving facility	33,788	—
Other debt - domestic	8,014	8,280
Foreign loan facilities	1,412	1,658
Subtotal	315,874	249,388
Less portion due within one year	19,592	26,033
Long-term debt	296,282	223,355
Total debt	$316,476	$250,038
Capital lease facility
Current portion of capital lease	$486	$953
Long-term portion of capital lease	288	734
	$774	$1,687

Long-term debt obligations as of December 31, 2014 matures in each of the next five years as follows:

	Total	2015	2016	2017	2018	2019	Thereafter

Long-term debt	$315,874	$19,592	$14,712	$48,552	$39,643	$193,375	$—

SPLP Revolving Credit Facility

On December 15, 2014 the Company amended its Credit Agreement (the “Amended Credit Facility”) with PNC Bank, National Association (“PNC”), as administrative agent for the lenders thereunder. The Amended Credit Facility will provide for a revolving credit facility with borrowing availability of up to $75,000 and will provide additional flexibility to allow one or more new lenders to join and become a party to the Amended Credit Facility with a minimum revolving credit commitment amount of not less than $10,000, and not to exceed a total commitment of $100,000. Amounts outstanding under the Amended Credit Facility bear interest at LIBOR plus 1.25%, and are collateralized by first priority security interests of certain of the Company's deposit accounts and publicly traded securities. The interest rate on the Amended Credit Facility was 1.7% as of December 31, 2014. The Amended Credit Facility requires a commitment fee to be paid on unused borrowings and also contains customary affirmative and negative covenants, including a minimum cash balance covenant, restrictions against the payment of dividends and customary events of default. Any amounts outstanding under the Amended Credit Facility are due and payable in full on October 23, 2017.

The Amended Credit Facility also includes provisions for the issuance of letters of credit up to $10,000, with any such issuances reducing total borrowing availability. There were no letters of credit outstanding at December 31, 2014.

In April 2014, the Company borrowed $47,500 under the Amended Credit Facility in connection with a tender offer for its common units (see Note 16 - "Capital and Accumulated Other Comprehensive Income"). The amount outstanding under the Credit Facility was $33,788 and $0 as of December 31, 2014 and 2013, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

HNH Debt

Senior Credit Facility

On August 29, 2014, H&H Group, a wholly owned subsidiary of HNH, entered into amended and restated senior credit facility ("Senior Credit Facility") which provides for an up to $365,000 senior secured revolving credit facility, including a $20,000 sublimit for the issuance of letters of credit and a $20,000 sublimit for the issuance of swing loans. On November 24, 2014, H&H Group, entered into an amendment to its Senior Credit Facility, solely for the purpose of modifying and clarifying the definition of the term "Guarantee." Borrowings under the Senior Credit Facility bear interest at H&H Group's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in a the loan agreement (2.25% and 1.25%, respectively, for LIBOR and Base Rate borrowings at December 31, 2014), and the revolving facility provides for a commitment fee to be paid on unused borrowings. The weighted average interest rate on the revolving facility was 2.46% at December 31, 2014. At December 31, 2014, letters of credit totaling $3,000 had been issued under the Senior Credit Facility, including $2,900 of the letters of credit guaranteeing various insurance activities, and $100 for environmental and other matters. H&H Group's availability under the Senior Credit Facility was $101,000 as of December 31, 2014.

The Senior Credit Facility will expire, with remaining outstanding balances due and payable, on August 29, 2019. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of H&H Group, and obligations under the Senior Credit Facility are collateralized by first priority security interests in and liens upon all present and future assets of H&H Group and these subsidiaries, which approximated $353,000 at December 31, 2014. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. HNH was in compliance with all debt covenants at December 31, 2014.

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

WHX CS Loan

On June 3, 2014, WHX CS Corp., a wholly-owned subsidiary of HNH, entered into a credit agreement ("WHX CS Loan"), which provided for a term loan facility with borrowing availability of up to a maximum aggregate principal amount of $15,000. The amounts outstanding under the WHX CS Loan bore interest at LIBOR plus 1.25%. On August 29, 2014, the WHX CS Loan was terminated and all outstanding amounts thereunder were repaid.

Subordinated Notes

On March 26, 2013, H&H Group instructed Wells Fargo Bank, National Association ("Wells Fargo"), as trustee and collateral agent, to deliver an irrevocable notice of H&H Group's election to redeem all of its outstanding 10% Subordinated Secured Notes ("Subordinated Notes") to the holders of the Subordinated Notes. Pursuant to the terms of that certain amended

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

and restated indenture, dated as of December 13, 2010, as amended ("Indenture"), by and among H&H Group, the guarantors named therein and Wells Fargo, as trustee and collateral agent, H&H Group has instructed Wells Fargo to redeem, on April 25, 2013, approximately $31,800 principal amount of Subordinated Notes, representing all of the outstanding Subordinated Notes, at a redemption price equal to 112.6% of the principal amount and accrued but unpaid payment-in-kind-interest thereof, plus accrued and unpaid cash interest. As indicated above, the Subordinated Notes were part of a unit , and accordingly the Warrants which comprised a portion of the Units were also redeemed. On March 26, 2013, H&H Group irrevocably deposited with Wells Fargo funds totaling $36,900 for such redemption and interest payment in order to satisfy and discharge its obligations under the Indenture from both a legal and accounting perspective. Approximately $25,000 of this deposit related to SPLP's holdings of the Subordinated Notes. SPLP received the proceeds on April 26, 2013. Interest expense in 2013 included a $5,700 loss associated with the redemption of the Subordinated Notes, including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts. The obligations outstanding under the Subordinated Notes bore interest at a rate of 10% per annum, 6% of which was payable in cash and 4% of which was payable in-kind.

In 2012, H&H Group repurchased an aggregate $10,800 of Subordinated Notes, plus accrued interest. A loss of $1,400 on repurchases of the Subordinated Notes is included in interest expense in the Consolidated Statement of Operations for the year ended December 31, 2012.

Other Debt

A subsidiary of H&H has two mortgage agreements, each collateralized by real property. The mortgage balance on the first facility was $6,300 and $6,500 at December 31, 2014 and 2013, respectively. The mortgage bears interest at LIBOR plus a margin of 2.70%, or 2.86% at December 31, 2014, and matures in 2015. The mortgage balance on the second facility was $1,700 at both December 31, 2014 and 2013. The mortgage bears interest at LIBOR plus a margin of 2.70%, or 2.87% at December 31, 2014, and matures in 2017.

Steel Excel Term Loan

In 2013, Steel Excel's energy business entered into a credit agreement (“Energy Credit Agreement”) with Wells Fargo Bank National Association, RBS Citizens, N.A., and Comerica Bank. The Energy Credit agreement as amended, ("Amended Credit Agreement") provides for a borrowing capacity of $105,000 consisting of a $95,000 secured term loan (the “Term Loan”) and up to $10,000 in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable.

The Company incurred fees totaling approximately $1,400 in connection with the Amended Credit Agreement that are being amortized over the life of the arrangement as a component of interest expense.

Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Excel's wholly-owned subsidiary, Steel Energy Services Ltd. ("Steel Energy") and its wholly-owned subsidiaries Sun Well Service, Inc. ("Sun Well"), Rogue Pressure Services, LLC ("Rogue"), and Black Hawk Energy Services Ltd. (Black Hawk Ltd.), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue and Black Hawk Ltd. The carrying value as of December 31, 2014 of the assets pledged as collateral by Steel Energy and its subsidiaries under the Amended Credit Agreement was approximately $189,300.

The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3,300 and a balloon payment due on the maturity date. At December 31, 2014, $79,300 was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans.

Borrowings under the Amended Credit Agreement bear interest at annual rates of either (i) the Base Rate plus an applicable margin of 1.50% to 2.25% or (ii) LIBOR plus an applicable margin of 2.50% to 3.25%. The “Base Rate” is the greatest of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%. The applicable margin for both Base Rate and LIBOR is determined based on the leverage ratio calculated in accordance with the Amended Credit Agreement. LIBOR-based borrowings are available for interest periods of one, three, or six months. In addition, Steel Excel is required to pay commitment fees of between 0.375% and 0.50% per annum on the daily unused amount of the Revolving Loans. The interest rate on the borrowings under the Amended Credit Agreement was 2.8% at December 31, 2014. For the year ended December 31, 2014 and 2013, Steel Excel incurred interest expense of $3,000 and $1,400, respectively, in connection with the Amended Credit Agreement.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The Amended Credit Agreement contains certain financial covenants, including (i) a leverage ratio not to exceed 3.00:1 for quarterly periods through June 15, 2015, 2.75:1 for quarterly periods through June 30, 2017, and 2.5:1 thereafter and (ii) a fixed charge coverage ratio of 1.15:1 for quarterly periods through December 31, 2016, and 1.25:1 thereafter. Steel Excel was in compliance with all financial covenants as of December 31, 2014.

The Amended Credit Agreement also contains representations, warranties and covenants, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with law, (iv) maintenance of properties and (v) payment of restricted payments. The repayment of the Term Loan can be accelerated upon (i) a change in control, which would include Steel Energy owning less than 100% of the equity of Sun Well, Rogue, or Black Hawk Ltd. or SPLP owning, directly or indirectly, less than 35% of Steel Excel's energy business or (ii) other events of default, including payment failure, false representations, covenant breaches, and bankruptcy.

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

15. PENSION BENEFIT PLAN

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

Bairnco had several pension plans, which covered substantially all of its employees. In 2006, Bairnco froze the Bairnco Corporation Retirement Plan and initiated employer contributions to its 401(k) plan. On June 2, 2008, two Bairnco plans (Salaried and Kasco) were merged into the WHX Pension Plan.

 Some of the Company's foreign subsidiaries provide retirement benefits for their employees through defined contribution plans or otherwise provide retirement benefits for employees consistent with local practices. The foreign plans are not significant in the aggregate and therefore are not included in the following disclosures.

Pension benefits are based on years of service and the amount of compensation earned during the participants’ employment. However, as noted above, the qualified pension benefits have been frozen for all participants.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Pension benefits for the WPC bargained participants include both defined benefit and defined contribution features, since the plan includes the account balances from the RSP Plan. The gross benefit, before offsets, is calculated based on years of service and the benefit multiplier under the plan. The net defined benefit pension plan benefit is the gross amount offset for the benefits payable from the RSP Plan and benefits payable by the Pension Benefit Guaranty Corporation from previously terminated plans.  Individual employee accounts established under the RSP Plan are maintained until retirement. Upon retirement, participants who are eligible for the WHX Pension Plan and maintain RSP Plan account balances will normally receive benefits from the WHX Pension Plan. When these participants become eligible for benefits under the WHX Pension Plan, their vested balances in the RSP Plan becomes assets of the WHX Pension Plan. Although these RSP Plan assets cannot be used to fund any of the net benefit that is the basis for determining the defined benefit plan’s net benefit obligation at the end of the year, the HNH has included the amount of the RSP Plan accounts of $17,700 and $19,400 on a gross basis as both assets and liabilities of the plan as of December 31, 2014 and 2013, respectively.

Certain current and retired employees of H&H are covered by post-retirement medical benefit plans, which provide benefits for medical expenses and prescription drugs. Contributions from a majority of the participants are required, and for those retirees and spouses, HNH’s payments are capped. The measurement date for plan obligations is December 31.

Actuarial losses are being amortized over the average future lifetime of the participants, which is expected to be approximately 20 years. HNH believes that use of the future lifetime of the participants is appropriate because the WHX Pension Plan is completely inactive.

The following table presents the components of pension expense of other post-retirement benefit (income) expense for the HNH benefit plans included the following:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Interest cost	$20,518	$18,447	$21,505	$49	$98	$163
Expected return on plan assets	(24,157)	(23,900)	(26,939)	—	—	—
Amortization of prior service cost	—	—	—	(103)	—	—
Amortization of actuarial loss	1,878	5,026	2,832	34	8	86
Total	$(1,761)	$(427)	$(2,602)	$(20)	$106	$249

Actuarial assumptions used to develop the components of defined benefit pension expense and other post-retirement benefit expense were as follows:

	Pension Benefits			Other Post-Retirement Benefits
	2014	2013	2012	2014	2013	2012
Discount rates:
WHX Pension Plan	4.40%	3.50%	4.15%	N/A	N/A	N/A
Other post-retirement benefit plans	N/A	N/A	N/A	4.10%	3.65%	4.20%
Expected return on assets	7.00%	7.50%	8.00%	N/A	N/A	N/A
Health care cost trend rate - initial	N/A	N/A	N/A	7.00%	7.25%	7.50%
Health care cost trend rate - ultimate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate reached	N/A	N/A	N/A	2022	2022	2022

The measurement date for plan obligations is December 31.  The discount rate is the rate at which the plans’ obligations could be effectively settled and is based on high quality bond yields as of the measurement date.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Summarized below is a reconciliation of the funded status for HNH’s qualified defined benefit pension plan and other post-retirement benefit plan:

	Pension Benefits		Other Post-Retirement Benefits
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at January 1	$494,272	$543,799	$1,084	$4,208
Service cost	—	—	—	—
Interest cost	20,518	18,447	49	98
Actuarial (gain) loss	51,274	(34,269)	293	(1,403)
Participant contributions	—	—	1	4
Plan change	—	—	—	(1,506)
Benefits paid	(34,276)	(34,429)	(71)	(317)
Transfer from Canfield Salaried SEPP	36	724	—	—
Benefit obligation at December 31	$531,824	$494,272	$1,356	$1,084
Change in plan assets:
Fair value of plan assets at January 1	$351,869	$328,726	$—	$—
Actual returns on plan assets	(14,676)	43,742	—	—
Participant contributions	—	—	1	4
Benefits paid	(34,276)	(34,429)	(71)	(317)
Company contributions	20,540	13,106	70	313
Transfer from Canfield Salaried SEPP	36	724	—	—
Fair value of plan assets at December 31	323,493	351,869	—	—
Funded status	$(208,331)	$(142,403)	$(1,356)	$(1,084)
Accumulated benefit obligation ("ABO") for qualified
defined benefit pension plans :
ABO at January 1	$494,272	$543,799	$1,084	$4,208
ABO at December 31	$531,824	$494,272	$1,356	$1,084
Amounts recognized in the statement of financial position:
Current liability	$—	$—	$(124)	$(111)
Noncurrent liability	(208,331)	(142,403)	(1,232)	(973)
Total	$(208,331)	$(142,403)	$(1,356)	$(1,084)

The weighted average assumptions used in the valuations at December 31 were as follows:

	Pension Benefits		Other Post-Retirement Benefits
	2014	2013	2014	2013
Discount rates:
WHX Pension Plan	3.70%	4.40%	N/A	N/A
Other post-retirement benefit plans	N/A	N/A	3.55%	4.10%
Health care cost trend rate - initial	N/A	N/A	6.75%	7.25%
Health care cost trend rate - ultimate	N/A	N/A	5.00%	5.00%
Year ultimate reached	N/A	N/A	2022	2022

The effect of a 1% increase (decrease) in health care cost trend rates on other post-retirement benefits obligations is not significant.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Pretax amounts included in “Accumulated other comprehensive income” at December 31, 2014 and 2013 were as follows:

	Pension Benefits		Other Post-Retirement Benefits
	2014	2013	2014	2013
Prior service credit	$—	$—	$(1,402)	$(1,506)
Net actuarial loss	183,927	95,699	698	440
Accumulated other comprehensive loss (income)	$183,927	$95,699	$(704)	$(1,066)

The pretax amount of actuarial losses included in “Accumulated other comprehensive loss” at December 31, 2014 that is expected to be recognized in net periodic benefit cost in 2015 is $11,320

Other changes in plan assets and benefit obligations recognized in “Comprehensive (loss) income" are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	2014	2013	2012	2014	2013	2012
Current year actuarial (income) loss	$90,106	$(54,111)	$51,882	$293	$(1,403)	$150
Amortization of actuarial loss	(1,878)	(5,026)	(2,832)	(34)	(8)	(86)
Current year prior service credit	—	—	—	—	(1,506)	—
Amortization of prior service cost (credit)	—	—	—	103	—	—
Total recognized in comprehensive (income) loss	$88,228	$(59,137)	$49,050	$362	$(2,917)	$64

The actuarial losses in 2014 occurred principally due to a decline in discount rates based on changes in corporate bond yields, an increase in participant life expectancy reflected in revised mortality assumptions, and also because the investment returns on the assets of the WHX Pension Plan were lower than actuarial assumptions.

Benefit obligations were in excess of plan assets for both the pension plan and the other post-retirement benefit plan at both December 31, 2014 and 2013. Additional information for the plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits		Other Post-Retirement Benefits
	2014	2013	2014	2013
Projected benefit obligation	$531,824	$494,272	$1,356	$1,084
Accumulated benefit obligation	$531,824	$494,272	$1,356	$1,084
Fair value of plan assets	$323,493	$351,869	$—	$—

In determining the expected long-term rate of return on assets, HNH evaluated input from various investment professionals. In addition, HNH considered its historical compound returns as well as HNH’s forward-looking expectations. HNH determines its actuarial assumptions for its pension and other post-retirement benefit plans on December 31 of each year to calculate liability information as of that date and pension and other post-retirement benefit expense for the following year.  The discount rate assumption is derived from the rate of return on high-quality bonds as of December 31 of each year.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The fair value of pension investments is defined by reference to one of three categories (Level 1, Level 2 or Level 3) based on the reliability of inputs, as such terms are defined in Note 2 - "Summary of Significant Accounting Policies."

The WHX Pension Plan assets at December 31, 2014 and 2013, by asset category, are as follows:

Fair Value Measurements as of December 31, 2014:
	Assets (Liabilities) at Fair Value as of December 31, 2014
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. large cap	$9,548	$—	$—	$9,548
U.S. mid-cap growth	36,771	—	—	36,771
U.S. small-cap value	18,207	2,626	—	20,833
International large cap value	10,058	—	—	10,058
Emerging markets growth	375	—	—	375
Equity contracts	240	2,330	—	2,570
Fixed income securities:
Corporate bonds and loans	—	50,895	—	50,895
Other types of investments:
Common trust funds (1)	—	122,628	—	122,628
Fund of funds (2)	—	41,831	—	41,831
	75,199	220,310	—	295,509
Shorts	(46,909)	(206)	—	(47,115)
Total	$28,290	$220,104	$—	248,394
Cash & cash equivalents				75,099
Total pension assets				$323,493

Fair Value Measurements as of December 31, 2013:
	Assets (Liabilities) at Fair Value as of December 31, 2013
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. large cap	$27,226	$593	$—	$27,819
U.S. mid-cap growth	62,106	—	—	62,106
U.S. small-cap value	14,374	2,019	—	16,393
International large cap value	16,258	—	—	16,258
Equity contracts	95	—	—	95
Fixed income securities:
Corporate bonds and loans	33	63,028	500	63,561
Bank debt	—	—	—	—
Other types of investments:
Common trust funds (1)	—	98,024	—	98,024
Fund of funds (2)	—	41,648	—	41,648
	120,092	205,312	500	325,904
Shorts	(62,404)	(932)	—	(63,336)
Total	$57,688	$204,380	$500	262,568
Cash & cash equivalents				93,571
Net payables				(4,270)
Total pension assets				$351,869
 (1)  Common trust funds are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds are primarily publicly traded equity securities, fixed income securities and commodity-related

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

securities and are valued at their net asset values ("NAV") that are calculated by the investment manager or sponsor of the fund and have daily or monthly liquidity.

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

HNH’s policy is to recognize transfers in and transfers out of Level 3 as of the date of the event or change in circumstances that caused the transfer. Changes in the WHX Pension Plan assets for which fair value is determined using significant unobservable inputs (Level 3) were as follows during 2014 and 2013:

Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended December 31, 2014		Corporate Bonds and Loans
Beginning balance as of January 1, 2014		$500
Transfers into Level 3		—
Transfers out of Level 3		—
Gains or losses included in changes in net assets		73
Purchases, issuances, sales and settlements
Purchases		—
Issuances		—
Sales		(573)
Settlements		—
Ending balance as of December 31, 2014		$—
Year Ended December 31, 2013	U.S. Mid Cap Growth	Corporate Bonds and Loans
Beginning balance as of January 1, 2013	$208	$545
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Gains or losses included in changes in net assets	23	84
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	(231)	(129)
Settlements	—	—
Ending balance as of December 31, 2013	$—	$500

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The following table presents the category, fair value, redemption frequency, and redemption notice period for those assets whose fair value is estimated using the NAV per share (or its equivalents) as of December 31, 2014 and 2013.

Fair Value Estimated using NAV per Share (or its equivalent)

Class Name	Description	Fair Value December 31, 2014	Fair Value December 31, 2013	Redemption frequency	Redemption Notice Period

Fund of funds	Equity long/short hedge funds	$5,479	$5,673	Quarterly	45 day notice
Fund of funds	Fund of fund composites	$36,352	$—	Daily	None
Fund of funds	Fund of fund composites	$—	$35,975	Quarterly	45 day notice
Common trust funds	Equity long/short hedge funds	$59,727	$—	Annually	45 day notice
Common trust funds	Event driven hedge funds	$—	$68,843	Annually	45 day notice
Common trust funds	Event driven hedge funds	$50,131	$16,621	Monthly	90 day notice
Common trust funds	Equity long/short hedge funds	$12,770	$12,560	Annually	90 day notice
Separately managed fund	Separately managed fund	$28,917	$34,783	Monthly	30 day notice
Separately managed fund	Separately managed fund	$66,851	$76,634	Quarterly	45 day notice

Contributions

Employer contributions consist of funds paid from employer assets into a qualified pension trust account. HNH’s funding policy is to contribute annually an amount that satisfies the minimum funding standards of the Employee Retirement Income Security Act.

HNH expects to have required minimum contributions for 2015, 2016, 2017, 2018, 2019, and thereafter of $17,100, $13,900, $14,800, $17,000, $18,600, and $59,500, respectively. Required future contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

Benefit Payments

Estimated future benefit payments for the benefit plans over the next ten years are as follows:

	Pension	Other Post-Retirement
Years	Benefits	Benefits
2015	$34,961	$124
2016	34,828	118
2017	34,660	110
2018	34,446	104
2019	34,195	104
2020-2024	164,091	399

401(k) Plans

Beginning January 1, 2012, certain employees participate in a SPLP sponsored savings plan which qualifies under Section 401(k) of the Internal Revenue Code. SPLP presently makes a contribution to match 50% if the first 6% of the employees contribution. The charge to expense for SPLP's matching contribution totaled $243, $220 and $248 for the years ended December 31, 2014, 2013 and 2012, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

In addition, certain employees participate in a HNH sponsored savings plan which qualifies under Section 401(k) of the Internal Revenue Code.  This savings plan allows eligible employees to contribute from 1% to 75% of their income on a pretax basis. HNH presently makes a contribution to match 50% of the first 6% of the employee’s contribution.  The charge to expense for HNH’s matching contribution amounted to $2,000 in 2014, $1,600 in 2013 and $1,500 in 2012.

16. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME

As of December 31, 2014, the Company has only one class of common units, totaling 27,566,200 outstanding.  As of December 31, 2013, the Company had three classes of common units - regular Common Units, Class B Common Units and Class C Common Units, which totaled 22,647,345, 6,939,647 and 1,542,073, respectively. Class B Common Units and Class C Common Units were identical to the regular Common Units in all respect except that net tax losses were not allocated to a holder of Class B Common Units or Class C Common Units, liquidating distributions made by the Company to such holder were not to exceed the amount of its capital account allocable to such Common Units, and such holder could not sell such Common Units in the public market.  As a result of the tender offer, described in further detail below, the capital accounts of the Company's common units were aligned with each of the previously issued Class B and Class C units. Accordingly, the outstanding Class B and Class C units were automatically converted to common units on May 1, 2014.

Tender Offer for SPLP Units

On March 25, 2014, the Company commenced a modified "Dutch Auction" tender offer (the "Offer") to purchase for cash up to $49,000 in value of its common units, no par value, at a price per unit of not less than $16.50 nor greater than $17.50 per unit, which expired on April 23, 2014.

The modified Dutch Auction allowed SPLP's unitholders to tender their units at a price within the specified range of not less than $16.50 nor greater than $17.50 per unit. Based on the number of units tendered and the prices specified by the tendering unitholders, SPLP selected a single price per unit of $16.50 (the "Purchase Price") that enabled it to purchase approximately $49,000 in value of its common units pursuant to the Offer. All units accepted in the Offer were purchased at the same price per unit even if a unitholder tendered at a lower price. At the Purchase Price selected by SPLP of $16.50 per unit, SPLP purchased 2,969,696 common units. The Company funded the Offer with $1,500 cash on hand and $47,500 of borrowings under its existing credit facility with PNC (see Note 14 – "Debt and Capital Lease Obligations").

Common Unit Repurchase Program

On December 24, 2013, the Board of Directors of the general partner of the Company, approved the repurchase of up to an aggregate of $5,000 of the Company's common units (the “Repurchase Program”). Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company has entered into a Stock Purchase Plan which will continue through March 26, 2014. The Repurchase Program has no termination date. In total in 2014 and 2013, the company has purchased 154,073 units for a total purchase price of approximately $2,571 under the Repurchase Program.

Common Units Issuance - Directors

For the years ended December 31, 2014, 2013 and 2012 each of the Company's non-management directors received equity compensation in the amount of $75 in the form of restricted common units of the Company. The restrictions vest over a three year period, with one-third of the units vesting on the anniversary date of the grants. The total value of the units granted was $375 in 2014, 2013 and 2012. Total expense for the vesting of the restricted common units issued was approximately $490, $344 and $120 for the twelve months ended December 31, 2014, 2013 and 2012, respectively.

Common Units Issuance - Deferred Fee Liability

On April 11, 2012, the Company and the Investment Manager terminated the Investor Services Agreement, dated as of July 15, 2009, by mutual consent. Instead of receiving the deferred fee in cash, the Investment Manager elected for the total amount to be paid in common units of the Company. Under the Deferred Fee Agreement, the number of common units issued is determined by applying a 15% discount to the market price of the common units, which represents the fair value of the common units giving effect to the discount for lack of marketability. As a result, on April 11 and May 11, 2012, 6,403,002 and 536,645 class B common units, respectively, were issued to the Investment Manager. In connection with the termination of the Investor

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Services Agreement, the Investment Manager agreed not to sell any of the common units issued as payment for the deferred fee during the one year period following the Termination Date. In December 2014, SPLP assumed an additional liability due to the Investment Manager of approximately $1,800, and received consideration of an equal amount of cash from SPII Offshore for final settlement of the Deferred Fee Liability. The liability is included in Payable to related parties in the Company's Consolidated Balance Sheet as of December 31, 2014.

Common Unitholders — Allocation of Net Income (Loss)

For each period presented net (loss) income attributable to common unit holders is allocated to the common unitholders on a pro rata basis based on the number of units held.

Accumulated Other Comprehensive Income

Changes, net of tax, in Accumulated other comprehensive income are as follows:

	Unrealized gain on available-for-sale securities	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at December 31, 2012	$44,521	$(1,863)	$(60,520)	$(17,862)
Current period other comprehensive income (a)	53,289	33	21,528	74,850
Reclassification adjustments (b), (c)	(13,867)	(1,537)	—	(15,404)
Net other comprehensive income (loss) attributable to common unit holders	39,422	(1,504)	21,528	59,446
Balance at December 31, 2013	83,943	$(3,367)	$(38,992)	$41,584
Current period other comprehensive income (d)	2,197	(1,324)	(36,649)	(35,776)
Reclassification adjustments (e)	(3,003)	—	—	(3,003)
Net other comprehensive loss attributable to common unit holders (f)	(806)	(1,324)	(36,649)	(38,779)
Balance at December 31, 2014	$83,137	$(4,691)	$(75,641)	$2,805
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
(d) Net of tax benefit of approximately $18,645.
(e) Includes a net reclassification gain to Other income, net of $2,742 and a reclassification of $261 to Net investment gains.
(f) Does not include amounts attributable to noncontrolling interests for unrealized gain on available-for sale securities of $10,506, cumulative translation adjustment loss of $766 and change in net pension and other benefit obligations of $18,763.

There was no impact on comprehensive income related to companies accounted for under the equity method in 2014. For the twelve months ended December 31, 2013, the impact on comprehensive income related to companies accounted for under the traditional equity method was $3. For the twelve months ended December 31, 2012, there was no impact on comprehensive income related to companies accounted for under the equity method.

Noncontrolling Interests in Consolidated Entities

Noncontrolling interests in consolidated entities at December 31, 2014 and 2013 represent the interests held by the noncontrolling shareholders of the HNH, Steel Excel, DGT and the BNS Liquidating Trust.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP which are determined as of the last day of each fiscal year. If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

units is equal to 100% of the common units outstanding, including common units held by non-wholly owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company would record a negative incentive unit expense in the quarter when such over accrual is determined. The expense is recorded in Selling, general and administrative expenses in the consolidated statement of operations. Incentive unit expense of approximately $0, $26,600 and $100, representing the classification of approximately 0, 1,534,000 and 8,000 Class C common units with respect to the incentive units, was recorded for the twelve months ended December 31, 2014, 2013 and 2012, respectively.
BNS Liquidating Trust

On June 18, 2012, following BNS' sale of SWH to Steel Excel (see Note 3 - "Acquisitions"), BNS completed a distribution to its shareholders, pursuant to shareholder approval noted above, and distributed cash of approximately $10,300 to its minority shareholders and 2,027,500 shares of Steel Excel common stock to its majority shareholder. In June 2012, BNS formed the BNS Liquidating Trust, assigned its assets and liabilities to the Liquidating Trust, and BNS initiated its dissolution. The BNS Liquidating Trust is owned by the BNS former shareholders, in the same proportion as their former shareholdings. The BNS Liquidating Trust will continue to be included in the consolidated financial statements of SPLP, as SPLP owned approximately 84.9% of the BNS Liquidating Trust and of BNS as of December 31, 2014 and 2013, respectively. SPLP has provided a contingent promissory note to the Liquidating Trust in an amount not to exceed $3,000. This note will only be funded to the extent that the Liquidating Trust is unable to meet its ongoing obligations and is eliminated in SPLP's consolidated financial statements. The Liquidating Trust had assets of approximately $3,898 and liabilities of approximately $2,255 at December 31, 2014.

Subsidiary Purchases of the Company's Common Units

During the twelve months ended December 31, 2014, 2013 and 2012 , a subsidiary of the Company purchased 473,054, 1,212,855 and 1,345,646, respectively, of the Company's common units at a total cost of $7,921, $15,690 and $15,082, respectively. The purchases of these units are reflected as treasury unit purchases in the Company's consolidated financial statements.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

17. NET (LOSS) INCOME PER COMMON UNIT

The following data was used in computing net (loss) income per common unit shown in the consolidated statements of operations:

	Year Ended December 31,
	2014	2013	2012
Net (loss) income from continuing operations	$(17,572)	$38,374	$43,736
Net loss (income) from continuing operations attributable to noncontrolling interests in consolidated entities	3,882	(23,227)	(13,589)
Net (loss) income from continuing operations attributable to common unit holders	(13,690)	15,147	30,147
Net income from discontinued operations	10,304	6,446	20,029
Net income from discontinued operations attributable to noncontrolling interests in consolidated entities	(4,169)	(2,133)	(9,158)
Net income from discontinued operations attributable to common unit holders	6,135	4,313	10,871
Net (loss) income attributable to common unitholders	$(7,555)	$19,460	$41,018
Net (loss) income per common unit - basic
Net (loss) income from continuing operations	$(0.48)	$0.51	$1.01
Net income from discontinued operations	0.21	0.14	0.37
Net (loss) income attributable to common unitholders	$(0.27)	$0.65	$1.38
Net (loss) income per common unit – diluted
Net (loss) income from continuing operations	$(0.48)	$0.49	$1.01
Net income from discontinued operations	0.21	0.14	0.37
Net (loss) income attributable to common unitholders	$(0.27)	$0.63	$1.38
Weighted average common units outstanding - basic	28,710,220	29,912,993	29,748,746
Incentive units	—	826,986	—
Unvested restricted units	—	58,134	25,781
Denominator for net income per common unit - diluted (a)	28,710,220	30,798,113	29,774,527

(a)
The diluted (loss) income per unit calculation was based on the basic weighted average units only since the impact of 32,566 common units, assuming a common unit settlement of the deferred fee liability (see Note 13 - "Related Party Transactions"), and 13,728 of unvested restricted stock units would have been anti-dilutive.

18. SEGMENT INFORMATION

The following table presents the composition of our segments, which include the operations of our consolidated subsidiaries, as well as income or loss from equity method investments and other investments. Our segments are managed separately and offer different products and services. No single customer accounted for 10% or more of the Company's consolidated revenues during the years ended December 31, 2014, 2013 and 2012.

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

Diversified Industrial

HNH is a diversified holding company that owns a variety of manufacturing operations encompassing joining materials, tubing, engineered materials and cutting replacement products and services businesses. See Note 5 - "Investments" for additional information on the equity method investments classified within this segment.

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
SPH services provides legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and similar services, to other affiliated companies. In each of 2014 and 2013 SPH Services charged the Diversified Industrial, Energy and Financial services segments approximately $8,900, $8,000 and $250, respectively for these services. In 2012 SPH Services charged the Diversified Industrial, Energy and Financial

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

services segments approximately $11,000, $2,000 and $250 respectively for these services.  These amounts are eliminated in consolidation.

DGT's operations currently consist of a real estate business from a rental building retained from the sale of its Medical Systems Group on November 3, 2011. Continuing operations consist of the real estate business, investments, and general and administrative expenses.

The expenses related to the BNS Liquidating Trust are included in Corporate and Other from July 1, 2012 through December 31, 2012. For additional information on the BNS Liquidating Trust, see Note 16 - "Capital and Accumulated Other Comprehensive Income."

Prior to December 31, 2012, the Corporate and Other segment also included the Company's direct and indirect investment in Barbican (which was sold in October 2012). Segment information is presented below:

	Year Ended December 31,
	2014	2013	2012
Revenue:
Diversified industrial	$600,468	$571,164	$498,713
Energy	210,148	120,029	92,834
Financial services	36,647	28,185	21,155
Corporate and other	2,267	1,736	18,069
Total	$849,530	$721,114	$630,771
Income (loss) from continuing operations before income taxes:
Diversified industrial	$65,543	$51,900	$27,437
Energy	(26,254)	12,641	25,034
Financial services	24,251	17,668	12,913
Corporate and other	(56,824)	(37,358)	(8,580)
Income from continuing operations before income taxes	6,716	44,851	56,804
Income tax provision	24,288	6,477	13,068
Net (loss) income from continuing operations	$(17,572)	$38,374	$43,736
Income (loss) from equity method investments:
Diversified industrial	$26,115	$18,257	$1,796
Energy	(6,070)	(863)	13,139
Corporate and other	(22,533)	10,121	(9,060)
Total	$(2,488)	$27,515	$5,875

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Additional segment information as follows:

	Year ended December 31, 2014
	Interest expense	Capital expenditures	Depreciation and amortization	December 31, 2014 Goodwill
Diversified industrial	$7,544	$12,658	$17,659	$26,299
Energy	3,177	15,939	19,992	19,571
Financial services	638	40	117	—
Corporate and other	529	132	670	81
Total	$11,888	$28,769	$38,438	$45,951
	Year ended December 31, 2013
	Interest expense	Capital expenditures	Depreciation and amortization	December 31, 2012 Goodwill
Diversified industrial	$8,593	$11,744	$16,197	$26,260
Energy	1,725	8,932	13,492	61,021
Financial services	496	57	125	—
Corporate and other	338	152	1,176	81
Total	$11,152	$20,885	$30,990	$87,362
	Year ended December 31, 2012
	Interest expense	Capital Expenditures	Depreciation and Amortization
Diversified industrial	$14,134	$15,182	$14,572
Energy	737	14,027	9,227
Financial services	957	37	131
Corporate and other	152	1,323	820
Total	$15,980	$30,569	$24,750

	December 31,
	2014	2013
Identifiable Assets Employed:
Diversified industrial	$518,035	$525,695
Energy	445,899	502,929
Financial services	228,264	173,861
Corporate and other	224,289	243,465
Segment totals	1,416,487	1,445,950
Discontinued operations	76,418	76,295
Total	$1,492,905	$1,522,245

The following table presents geographic revenue and long-lived asset information as of and for the year ended December 31, 2014 and 2013.  In addition to property, plant and equipment, the amounts in 2014 and 2013 include $8,400 and $9,100, respectively, of inactive properties from previous operating businesses, and other non-operating assets that are carried at the lower of cost or fair value and are included primarily in other non-current assets in the consolidated balance sheets.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

	2014		2013		2012
	Revenue	Long-lived assets	Revenue	Long-lived assets	Revenue
Geographic information:
United States	$798,663	$171,582	$668,131	$167,990	$578,338
Foreign	50,867	12,732	52,983	14,118	52,433
Total	$849,530	$184,314	$721,114	$182,108	$630,771

Foreign revenue is based on the country in which the legal subsidiary is domiciled.  Neither revenue nor long-lived assets from any single foreign country was material to the consolidated revenues of the Company.

19. INCOME TAXES

Details of the provision for income taxes are follows:

	Year Ended December 31,
	2014	2013	2012
Income from continuing operations before income taxes and equity method income (loss):
Domestic	$25,137	$16,648	$29,447
Foreign	136	(123)	2,515
Total	$25,273	$16,525	$31,962
Income taxes:
Current:
Federal	$7,706	$4,178	$1,718
State	1,912	3,940	5,395
Foreign	1,360	(6,709)	(728)
Total income taxes, current	10,978	1,409	6,385
Deferred:
Federal	13,208	1,834	5,627
State	419	1,982	948
Foreign	(317)	1,252	108
Total income taxes, deferred	13,310	5,068	6,683
Income tax provision	$24,288	$6,477	$13,068

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The following is a reconciliation of income tax expense computed at the federal statutory rate to the provision for income taxes:

	Year Ended December 31,
	2014	2013	2012
Income from continuing operations before income taxes and equity method income (loss)	$25,273	$16,525	$31,962
Federal income tax provision at statutory rate	$8,846	$5,771	$10,728
Loss passed through to common unitholders (a)	5,842	12,268	3,512
	14,688	18,039	14,240
State income taxes	3,189	2,180	2,725
Change in valuation allowance	(7,730)	(7,320)	(7,245)
Foreign tax rate differences	605	171	(112)
Elimination of deferred tax assets upon corporate subsidiary liquidation	—	—	7,236
Uncertain tax positions	(116)	(6,110)	8
Permanent differences and other (b)	13,652	(483)	(3,784)
Income tax provision	$24,288	$6,477	$13,068
______________
(a) Represents taxes at statutory rate on loss for which no tax benefit is recognizable by SPLP and certain of its subsidiaries which are taxed as pass-through entities. Such loss is allocable directly to SPLP’s common unitholders.
(b) Amount in 2014 includes the tax effect of the non-deductible portion of the goodwill impairment recorded in the fourth quarter of 2014 (see Note 11 - "Goodwill and Other Intangible Assets, Net").

Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities.  The amounts shown on the following table represent the tax effect of temporary differences between the consolidated tax return basis of assets and liabilities and the corresponding basis for financial reporting, as well as tax credit and operating loss carryforwards.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

	December 31,
	2014	2013
Deferred Tax Assets:
Operating loss carryforwards	$90,958	$113,749
Postretirement and postemployment employee benefits	84,628	59,405
Tax credit carryforwards	37,220	36,749
Accrued costs	7,131	5,564
Unrealized losses on investments	5,265	—
Inventories	2,168	2,064
Foreign tax credits	201	—
Environmental costs	913	1,220
Impairment of long-lived assets	529	2,636
Other	11,216	7,698
Gross deferred tax assets	240,229	229,085

Deferred Tax Liabilities:
Intangible assets	(39,321)	(47,616)
Fixed assets	(37,010)	(31,880)
Unremitted foreign earnings	(903)	(7,569)
Unrealized gains on investments	—	(3,704)
Other	(870)	(7,717)
Gross deferred tax liabilities	(78,104)	(98,486)
Valuation allowance	(91,766)	(82,044)
Net deferred tax assets	$70,359	$48,555

Classified in the Consolidated Balance Sheets as follows:
Deferred tax assets - current	$30,262	$21,722
Deferred tax assets - non-current	45,669	33,096
Deferred tax liabilities - current	271	3,045
Deferred tax liabilities - non-current	5,301	3,218
	$70,359	$48,555

During 2014, 2013 and 2012, the Company changed its judgment about the realizability of its deferred tax assets at certain subsidiaries. In accordance with U.S. GAAP under ASC 740, the effect of a change in the beginning-of-the-year balance of a valuation allowance that results from a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset in future years should be included in income from continuing operations in the period of the change. As described in more detail below, in 2014, 2013 and 2012, the Company recorded tax benefits in continuing operations of approximately $7,730, $7,320 and $5,500 associated with the reversal of its deferred tax valuation allowances at certain subsidiaries.

HNH

At December 31, 2014, HNH has U.S. federal NOLs of approximately $82,400 (approximately $28,800 tax-effected), as well as, certain state NOLs. The U.S. federal NOLs expire between 2026 and 2029. Upon its emergence from bankruptcy in 2005, HNH experienced an ownership change as defined by Section 382 of the Internal Revenue Code. Section 382 imposes annual limitations on the utilization of net operating loss carryforwards post-ownership change. HNH believes it qualifies for the bankruptcy exception to the general Section 382 limitations. Under this exception, the annual limitation imposed by Section 382 resulting from an ownership change will not apply; instead the NOLs must be reduced by certain interest expense paid to creditors who became stockholders as a result of the bankruptcy reorganization. Thus, HNH's U.S. federal NOLs of $82,400 as

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

of December 31, 2014 include a reduction of $31,000 ($10,800 tax-effect). HNH's 2014 tax provision from continuing and discontinued operations reflect utilization of approximately $23,800 of Federal NOLs. Also included in deferred income tax assets are tax credit carryforwards of $3,700.
HNH provides income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the United States. As of December 31, 2014, $5,400 of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested. At existing applicable income tax rates, additional taxes of approximately $2,100 would need to be provided if such earnings were remitted.

Steel Excel
At December 31, 2014, Steel Excel had Federal net operating loss carryforwards of approximately $113,000 that expire in 2021 through 2031, and domestic state net operating loss carryforwards of approximately $159,900 that will expire in 2014 through 2031. Steel Excel also has federal research and development credit carryforwards of approximately $30,300 that expire in 2018 through 2029, and domestic state research and development credit carryforwards of approximately $17,700 that do not expire. Of the total Federal net operating loss carryforwards, approximately $10,500 related to deductions for stock-based compensation, the tax benefit of which will be credited to additional paid-in capital when realized. Steel Excel's ability to utilize its net operating loss and other credit carryforwards would be subject to limitation upon a change in control. Federal income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have been fully provided.
Steel Excel established a valuation allowance to reserve its net deferred tax assets at December 31, 2014 and 2013 based on its assessment that it is more likely than not that such benefit will not be fully realized. This assessment was based on, but not limited to, Steel Excel’s operating results for the past three years, uncertainty in Steel Excel’s projections of taxable income, uncertainty in general economic conditions in general and in the oil and gas industry in particular, and the effects of multiple acquisitions and Steel Excel's ability to effectively integrate the acquired entities.

WebFinancial

During 2013 and 2012 WebFinancial had significant earnings and utilized the vast majority of its Federal and state NOLS. Accordingly, WebFinancial recorded tax benefits in continuing operations of approximately $1,034 associated with the reversals of its deferred tax valuation allowances.
DGT
As of October 31, 2014 DGT had approximately $28,818 of federal net operating loss carryforwards that are scheduled to expire from 2021 to 2031. Because of the uncertainty of future earnings of DGT, a valuation allowance has been established for the net operating loss carryforwards. As described in Note 1 - “Nature of the Business and Basis of Presentation,” the Consolidated Balance Sheet as of and for the twelve months ended December 31, 2014 includes DGT’s activity as of and for its twelve months ended October 31, 2014.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Unrecognized Tax Benefits

U.S. GAAP provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The change in the amount of unrecognized tax benefits (related solely to HNH and Steel Excel) for 2014 and 2013 was as follows:

Balance at December 31, 2012	$28,692
Additions for tax positions related to current year	404
Additions due to interest accrued	80
Payments	(890)
Reductions due to lapsed statute of limitations	(7,786)
Other	(35)
Balance at December 31, 2013	20,465
Additions for tax positions related to current year	144
Additions due to interest accrued	61
Reductions due to lapsed statute of limitations	(320)
Balance at December 31, 2014	$20,350
HNH Unrecognized Tax Benefits
At December 31, 2014 and 2013, HNH had approximately $1,274 and $1,344, respectively, of unrecognized tax benefits, all of which would affect the Company's effective tax rate if recognized.
HNH recognizes interest and penalties related to uncertain tax positions in its income tax expense. As of December 31, 2014 and 2013, approximately $100 of interest related to uncertain tax positions was accrued. No penalties were accrued. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by as much as $300 during the next twelve months as a result of the lapse of the applicable statutes of limitations in certain taxing jurisdictions. Adjustments to the reserve could occur in light of changing facts and circumstances with respect to the on-going examinations discussed below.
HNH is generally no longer subject to federal, state or local income tax examinations by tax authorities for any year prior to 2011, except as set forth below. However, NOLs generated in prior years are subject to examination and potential adjustment by the Internal Revenue Service ("IRS") upon their utilization in future years' tax returns.
The IRS initiated an examination of HNH's federal consolidated income tax return for 2010 in the second quarter of 2012, which was settled during 2013 with minor adjustments. In 2014, the IRS conducted a limited review of HNH's 2012 federal consolidated income tax return. HNH does not currently believe an increase in the reserve for uncertain tax positions is necessary. In addition, certain subsidiaries were examined by the Commonwealth of Massachusetts ("Commonwealth") for the years 2003 to 2005, and HNH settled that examination during 2013 for approximately $300. The Commonwealth also examined the 2008 tax return and issued an assessment for approximately $300 which HNH is disputing. Examinations of 2009 and 2010 are also being conducted by the Commonwealth, as well as examinations by the State of New York and the State of Missouri for 2009 to 2011. These examinations are currently in progress, and HNH does not believe an increase in the reserve for uncertain tax positions is necessary.
Steel Excel Unrecognized Tax Benefits

Steel Excel's total gross unrecognized tax benefits were $19,076 and $19,121 at December 31, 2014 and 2013, respectively, of which $100, if recognized, would affect the provision for income taxes. In 2014, Steel Excel reversed approximately $45,000 of reserves for for foreign taxes upon the expiration of the statute of limitations. In 2013, Steel Excel reversed approximately $7,300 of reserves for foreign taxes upon the expiration of the statute of limitations. Steel Excel recognizes interest and penalties related to uncertain tax positions in its income tax provision. For the years ended December 31, 2014, 2013 and 2012, the amount of such interest and penalties recognized was immaterial.
Steel Excel is subject to U.S. federal income tax as well as income taxes in many domestic states and foreign jurisdictions in which they operate or formerly operated in. As of December 31, 2014, fiscal years 1999 onward remain open to examination by the U.S. taxing authorities. In 2014, tax examinations were completed for fiscal years 2009 through 2013 in

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Singapore, resulting in a refund to the Company of $1,700. The Company is not currently under tax examination in any foreign jurisdictions.
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

Quantitative measures established by regulation to ensure capital adequacy require WebBank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average quarterly assets (as defined). As of December 31, 2014, WebBank exceeded all the capital adequacy requirements to which it is subject.

As of December 31, 2014, WebBank was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events, since the most recent FDIC notification, which have changed WebBank’s prompt corrective action category. To remain categorized as well-capitalized, WebBank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage capital as disclosed in the table below:

			Amount of Capital Required
			For capital		To be well capitalized under
	Actual		adequacy purposes		prompt corrective provisions
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to risk-weighted assets)	$42,861	24.99%	$13,720	8%	$17,150	10%
Tier 1 Capital
(to risk-weighted assets)	$42,116	24.56%	$6,860	4%	$10,290	6%
Tier 1 Capital
(to average assets)	$42,116	19.53%	$8,627	4%	$10,784	5%

As of December 31, 2013
Total Capital
(to risk-weighted assets)	$32,982	34.78%	$7,586	8%	$9,482	10%
Tier 1 Capital
(to risk-weighted assets)	$32,093	33.85%	$3,793	4%	$5,689	6%
Tier 1 Capital
(to average assets)	$32,093	23.03%	$5,573	4%	$6,967	5%

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

21. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has certain facilities under non-cancelable operating lease arrangements. Rent expense recognized in the consolidated statement of operations for the years ended December 31, 2014, 2013 and 2012 was $8,501 and $7,631, $7,423 respectively. Future minimum operating lease and rental commitments under non-cancelable operating leases for SPLP consolidated operations are as follows:

Payments due by period	Amount

Less than 1 year	$7,147
1-3 years	11,027
3-5 years	7,632
More than 5 years	8,855
Total	$34,661

In addition, the Company is the lessor for one property. Future non-cancelable leases on that property provide for rent of approximately $490 for each of the next four years.

Environmental Matters

As discussed in more detail below, HNH and BNS have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the HNH and BNS. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of December 31, 2014, and 2013, on a consolidated basis, the Company has accrued $3,822 and $4,622, respectively, which represents its current estimate of the probable cleanup liabilities, including remediation and legal costs. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

HNH Environmental Matters

Certain H&H Group subsidiaries have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH had approximately $2,400 accrued related to estimated environmental remediation costs as of December 31, 2014. HNH also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. During the years ended December 31, 2014 and 2013, HNH recorded insurance reimbursements of $3,100 and $1,100, respectively, for previously incurred remediation costs.

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

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, the NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1,000. The $1,000 was paid solely by the former owner/operator. As of December 31, 2014, over and above the $1,000, total investigation and remediation costs of approximately $4,500 and $1,500 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The final Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or HNH.

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection ("MADEP") to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. On June 20, 2013, HHEM received the MADEP's Notice of Audit Findings and Notice of Noncompliance ("Notice"). HHEM and its consultant held meetings with the MADEP to resolve differences identified in the Notice. As a result of those meetings and subsequent discussions, HHEM will conduct additional sampling, testing, site investigations and install additional off-site wells. The additional work is expected to be completed in the first quarter of 2015, with a follow-up response report submitted to the MADEP thereafter. The cost of this additional work is estimated at $200.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Additional costs could result from these testing activities and final acceptance of the remediation plan by the MADEP, which cannot be reasonably estimated at this time.

BNS Sub Environmental Matters

On June 4, 2013 BNS LLC, a wholly-owned subsidiary of the BNS Liquidating Trust, was identified by the U.S. Environmental Protection Agency (“EPA”) as a PRP as an alleged waste generator that disposed of wastes at the Operable Unit Two of the Peterson/Puritan, Inc. Superfund Site which includes the J.M. Mills Landfill in Cumberland, RI.

On August 12, 2008, a then-subsidiary of BNS (“BNS Sub”) was identified as a PRP by the EPA as an alleged drum reconditioning customer of New England Container Corp. (“NECC”). BNS Sub is presently investigating the matter and has joined a group of other alleged NECC drum reconditioning customers, The group have agreed with the EPA to perform test sampling and analysis of a targeted portion of the site per agreement with the EPA in accordance with a Record of Decision and an Administrative Settlement Agreement and Order on Consent. The NECC drum reconditioning PRP group has incurred and will continue to incur costs in the investigation and each PRP has been assessed a fee for its pro-rata share of the costs of performing the assessment. The liability accrual is part of the BNS Liquidating Trust.

Based upon information currently available, BNS Liquidating Trust and and BNS Sub do not expect that their respective environmental costs or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows of the Company, but there can be no such assurances to this effect.

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

BNS Litigation Matters

BNS Sub has been named as a defendant in 1,326 and 1,234 alleged asbestos-related toxic-tort claims as of December 31, 2014 and 2013, respectively. The claims were filed over a period beginning 1994 through December 31, 2014. In many cases these claims involved more than 100 defendants. Of the claims filed, 1,108 and 1,023 were dismissed, settled or granted summary judgment and closed as of December 31, 2014 and 2013, respectively. Of the claims settled, the average settlement was less than $3. There remained 218 and 211 pending asbestos claims as of December 31, 2014 and 2013, respectively. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $2,102 and $2,082 at December 31, 2014 and 2013,respectively, in estimated remaining self insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973 although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. In addition, there can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims, and that BNS Sub will not need to increase significantly its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

existing claims are revised. As of December 31, 2014 and 2013, BNS Sub has accrued $1,422 relating to the open and active claims against BNS Sub. This accrual represents the Company’s best estimate of the likely costs to defend against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded, through the retroactive billings by BNS Sub. However, there can be no assurance that BNS Sub will not need to take additional charges in connection with the defense, settlement or judgment of these existing claims or that the costs of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date relating to existing claims. These claims are now being managed by the BNS Liquidating Trust (see Note 16 - "Capital and Accumulated Other Comprehensive Income").

22. SUBSEQUENT EVENTS
CoSine/API Group plc Transaction

On January 20, 2015, the Company entered into a contribution agreement (the “Contribution Agreement”) with CoSine. Pursuant to the Contribution Agreement, SPH Group Holdings LLC ("SPH Holdings") contributed (i) 24,807,203 ordinary shares of API and (ii) 445,456 shares of common stock of Nathan’s to CoSine in exchange for 16,500,000 shares of newly issued CoSine common stock and 12,761 shares of newly issued 7.5% series B non-voting preferred stock, which increased our ownership of CoSine to approximately 80%. This was the first step in a plan for a wholly owned UK subsidiary of CoSine ("BidCo") to make an offer (the “Offer”) to acquire all of the issued and to be issued shares in API for 60 pence in cash per API share not already owned by BidCo. API is a manufacturer and distributor of foils, films and laminates used to enhance the visual appeal of products and packaging.

As a result of the above transaction, CoSine became a majority-owned controlled subsidiary and will be consolidated with SPLP in the first quarter of 2015. Prior to obtaining a controlling interest, SPLP owned approximately 48% of the outstanding shares of CoSine, and its investment was accounted for under the traditional equity method.

The Company's previously held common equity interest in CoSine was valued at approximately $2.50 per share, for a total fair value of approximately $12,000. As a result of remeasuring the previously held common equity interest to fair value, the Company expects to recognize an investment gain of approximately $6,300 in the first quarter of 2015.

The total fair value of the consideration paid for SPLP's controlling interest in CoSine was approximately $66,200, which includes the fair value of our previously held equity interest of $12,000 and the fair value of the newly issued common and preferred CoSine stock of approximately $54,200.

On January 20, 2015, SPH Holdings provided a loan to BidCo in the aggregate principal amount of $37,000, secured by all assets of BidCo (the “Loan”), pursuant to the terms and conditions of a Secured Promissory Note. The proceeds of the Loan will be used by BidCo solely to fund the Offer.

On January 22, 2015, Bidco issued an announcement under Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers announcing the Offer.  The Offer was commenced on February 4, 2015. As of March 5, 2015, BidCo owned approximately
71.2% of API. Also on March 5, 2015 BidCo announced its intention to close the Offer, effective March 19, 2015.

HNH Tender Offer for JPS

On December 30, 2014, HNH issued a press release announcing that it had sent a letter to JPS stating its willingness to enter into a definitive merger agreement with JPS to acquire all of the outstanding shares of common stock of JPS not already owned by the Company’s parent, SPLP, for $10.00 per share in cash. On January 26, 2015, HNH issued a press release announcing that HNH Group Acquisition LLC, a newly formed subsidiary of H&H Group, has commenced a tender offer to purchase up to 10,028,724 shares, or approximately 96.5% of the outstanding shares, of common stock of JPS at a price of $10.00 per share in cash to all stockholders other than SPLP, and with respect to the 4,021,580 JPS shares owned by SPLP, in exchange for common stock of HNH. If all shares are tendered, HNH would exchange approximately $60,100 in cash and 863,946 shares of its common stock. On January 22, 2015, H&H Group, and certain subsidiaries of H&H Group, entered into a second amendment ("Second Amendment") to its Senior Credit Facility to, among other things, provide for the consent of the administrative agent and the lenders, subject to compliance with certain conditions, for the tender offer by HNH Group Acquisition LLC for the shares of JPS, including the use of up to $71,000 under the Senior Credit Facility to purchase such shares, and certain transactions related thereto. In addition, HNH Group Acquisition LLC and HNH Acquisition LLC, another newly formed subsidiary of H&H Group, will become guarantors under the Senior Credit Facility pursuant to the Second Amendment.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

On March 4, 2015, HNH announced that it was extending the expiration of the tender offer from March 9, 2015 to March 23, 2015. The extension of the tender offer is intended to facilitate the discussions between the Company and JPS regarding a potential negotiated transaction. There is no assurance that HNH and JPS will enter into a definitive agreement.

Management Services Agreement with MLNK and WebFinancial Holding Corporation

On December 24, 2014, SP Corporate entered into a Management Services Agreement, which was effective as of January 1, 2015, (the “Management Services Agreement”) with MLNK, an associated company investment of the Company (see Note 5 - Investments"). Pursuant to the Management Services Agreement, SP Corporate will provide MLNK and its subsidiaries with the services of certain employees, including certain executive officers, and other corporate services. The Management Services Agreement provides that MLNK will pay SP Corporate a fixed monthly fee of $175 in consideration of the services defined in the Management Services Agreement. The Management Services Agreement will continue through June 30, 2015 unless and until terminated under the terms of the Management Services Agreement.

Effective as of January 1, 2015, SP Corporate also entered into a Management Services Agreement with WebFinancial Holding Corporation. The agreement provides that WebFinancial Holding Corporation shall pay to SP Corporate the sum of $2,000 per annum. The Management Services Agreement will continue through December 31, 2015, and shall automatically renew for successive one year unless and until terminated by either party, on any anniversary date, upon not less than thirty days prior written notice to the other.

Management Agreement

On January 7, 2015, SP Corporate and the Manager entered into an amended Management Agreement effective as of January 1, 2015, to assign the rights and obligations of the Company and SPH Group LLC, a directly and indirectly wholly owned subsidiary of the Company, to SP Corporate to assist SP Corporate in connection with the services it renders to the Managed Entities (as defined in the Management Agreement) and to remove the provisions related to the Incentive Units (as defined in the Management Agreement), which are restated in a separate agreement. Also, on January 7, 2015, SPH GP entered into the Fifth Amended and Restated Agreement of Limited Partnership of the Company (the “Limited Partnership Agreement”) to reflect certain clarifications, including changes consistent with the revisions to the Management Agreement.

SPII Liquidating Trust

In February 2015, the SPII Liquidating Trust comprising Trust H was fully liquidated. As a result, the Company received its proportional interest of the cash and investments in Trust H totaling approximately $2,730. There was no gain or loss recorded on the transaction.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

23. QUARTERLY FINANICIAL DATA (unaudited)

			Net (Loss) Income From Continuing Operations Attributable to Common Unit Holders			Net (Loss) Income Attributable to Common Unit Holders
Quarter	Revenue	Net (Loss) Income From Continuing Operations	Per Common Unit Basic	Per Common Unit Diluted	Net (Loss)Income Attributable to Common Unit Holders	Per Common Unit Basic	Per Common Unit Diluted
2014
First	$187,857	$(14,357)	$(0.46)	$(0.46)	$(12,706)	$(0.41)	$(0.41)
Second	228,003	17,573	0.27	0.27	9,795	0.34	0.34
Third	234,523	18,545	0.46	0.46	14,027	0.50	0.50
Fourth (a)	199,147	(39,333)	(0.72)	(0.72)	(18,671)	(0.68)	(0.68)
	$849,530	$(17,572)			$(7,555)
2013
First	$162,158	$(15,306)	$(0.52)	$(0.52)	$(11,950)	$(0.40)	$(0.40)
Second	197,373	22,577	0.51	0.51	16,097	0.53	0.53
Third	191,588	(12,871)	(0.53)	(0.53)	(15,446)	(0.52)	(0.52)
Fourth	169,995	43,974	1.05	0.99	30,759	1.04	0.99
	$721,114	$38,374			$19,460

(a) In the fourth quarter of 2014, the Company recorded a goodwill impairment of $41,450 related to the goodwill associated with its Energy segment (see Note 11 - "Goodwill and Other Intangible Assets, Net").

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2014 our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2014 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

BDO USA, LLP, the independent registered public accounting firm who audited the Company's 2014 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, which is included herein.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company ’s internal control over financial reporting.

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
PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements

The following financial statements of Steel Partners Holdings L.P., and subsidiaries, are included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Capital for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
(b) Exhibits.
The following documents are filed as exhibits hereto:

Exhibit No.	Description
2.1
Share Acquisition Agreement, dated as of April 30, 2012, by and among Steel Excel Inc., BNS Holding, Inc., SWH, Inc. and SPH Group Holdings LLC. (incorporated by reference to Exhibit 2.1 of Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed June 6, 2012).

2.2
Asset Purchase Agreement between F&H Acquisition Corp. and Cerberus Business Finance, LLC (incorporated by reference to Exhibit 2.1 of Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed March 14, 2014).

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

3.5
Fourth Amended and Restated Agreement of Limited Partnership of Steel Partners Holdings L.P. dated as of July 14, 2009. (incorporated by reference to Exhibit 10.2 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed October 15, 2013).

4.1
Credit Agreement, dated as of October 23, 2013, by and among SPH Group Holdings LLC, Steel Partners Holdings L.P., the lenders thereunder and PNC Bank, National Association, in its capacity as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 99.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed October 28, 2013).

4.2
First Amendment, dated as of December 15, 2014, to the Credit Agreement. dated as of October 13, 2013 by and among SPH Group Holdings LLC, Steel Partners Holdings L.P., the lenders thereunder and PNC Bank, National Association, in its capacity as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 4.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed December 15, 2014).

10.1
License Agreement by and between Steel Partners LLC and Steel Partners Holdings L.P., dated January 1, 2009 (incorporated by reference to Exhibit 10.3 to Steel Partners Holdings L.P.'s Registration Statement on Form 10 filed December 15, 2011).

10.2
Assignment and Assumption Agreement by and among Steel Partners II (Offshore) Ltd., WGL Capital Corp. and Steel Partners Holdings L.P., dated July 15, 2009 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 of Steel Partners Holdings L.P.'s Registration Statement on Form 10 filed January 20, 2012).

10.3
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

10.5
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

10.7
Letter Agreement by and between Steel Partners Holdings L.P. and Steel Partners II GP LLC, dated July 15, 2009 (incorporated by reference to Exhibit 10.9 to Steel Partners Holdings L.P.'s Registration Statement on Form 10 filed December 15, 2011).

10.8
Management Services Agreement by and between SP Corporate Services LLC and Handy & Harman Ltd. and Handy & Harman Group Ltd., dated as of January 1, 2012 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 of Steel Partners Holdings L.P.'s Registration Statement on Form 10 filed January 20, 2012).

10.9***
Employment Agreement by and among WHX Corporation, Handy & Harman, and James McCabe, Jr. dated as of February 1, 2007 (incorporated by reference to Exhibit 10.1 of Steel Partners Holdings L.P.'s Form 10-Q, filed May 15, 2012).

10.10***
Amendment to Employment Agreement by and among WHX Corporation, Handy & Harman, and James F. McCabe, Jr., effective January 1, 2009 (incorporated by reference to Exhibit 10.2 of Steel Partners Holdings L.P.'s Form 10-Q, filed May 15, 2012).

10.11***
Second Amendment to Employment Agreement by and among WHX Corporation, Handy & Harman, and James F. McCabe, Jr., effective January 4, 2009 (incorporated by reference to Exhibit 10.3 of Steel Partners Holdings L.P.'s Form 10-Q, filed May 15, 2012).

10.12
First Amendment to Management Services Agreement between Handy & Harman Ltd., Handy & Harman Group Ltd. and SP Corporate Services LLC (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K filed April 2, 2013).

10.13
Fifth Amended and Restated Management Agreement by and among Steel Partners Holdings L.P., SPH Group LLC and SP General Services LLC, dated as of May 11, 2012. (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed October 15, 2013).

10.14
Management Services Agreement between SP Corporate Services LLC and iGo, Inc. effective October 1, 2013. (incorporated by reference to Exhibit 10.3 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed October 15, 2013).

10.15
Pledge Agreement, dated as of October 23, 2013, by and among SPH Group Holdings LLC, Steel Partners Holdings L.P., and PNC Bank, National Association, as agent for the benefit of the lenders (incorporated by reference to Exhibit 99.2 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed October 28, 2013).

10.16
Amended and Restated Management Services Agreement between SP Corporate Services LLC and Steel Excel Inc. (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 14, 2014).

10.17	Amendment No. 1 to Amended and Restated Management Services Agreement (incorporated by reference to Exhibit 10.2 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 14, 2014). .
10.18	Amendment No. 2 to Amended and Restated Management Services Agreement (incorporated by reference to Exhibit 10.3 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 14, 2014).
10.19
Amendment No. 3 to the Amended and Restated Management Services Agreement between Steel Excel Inc. and SP Corporate Services LLC, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Quarterly Report on Form 10-Q, filed November 6, 2014).

21*	Subsidiaries of Steel Partners Holdings L.P.
24*	Power of Attorney (included in the signature page)
31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	2012, 2011 and 2010 Financial Statements of Steel Excel Inc. (incorporated by reference to Exhibit 99.2 of Steel Partners Holdings L.P.'s Form 10-K, filed March 23, 2013).
99.2**	Financial Statements of SL Industries, Inc.
99.3*	Financial Statements of JPS Industries, Inc.
99.4*	2014 Financial Statements of Steel Partners II Liquidating Series Trust.
99.5	2013 Financial Statements of Steel Partners II Liquidating Series Trust (incorporated by reference to Exhibit 99.4 of Steel Partners Holdings L.P.'s Form 10-K, filed March 12, 2014).
99.6	2012 Financial Statements of Steel Partners II Liquidating Trust (incorporated by reference to Exhibit 99.4 of Steel Partners Holdings L.P.'s Form 10-K, filed March 23, 2013).
99.7*	Financial Statements of ModusLink Global Solutions, Inc.
Exhibit 101.INS*	XBRL Instance Document
Exhibit 101.SCH*	XBRL Taxonomy Extension Schema
Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase
Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith
** To be filed by amendment
*** Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	STEEL PARTNERS HOLDINGS L.P.
March 16, 2015
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

By:	/s/ Warren G. Lichtenstein	March 16, 2015
	Warren G. Lichtenstein, Executive Chairman	Date
(Principal Executive Officer)

By:	/s/ James F. McCabe, Jr.	March 16, 2015
	James F. McCabe, Jr., Chief Financial Officer	Date
(Principal Accounting Officer)

By:	/s/ Jack L. Howard	March 16, 2015
	Jack L. Howard, Director	Date

By:	/s/ Anthony Bergamo	March 16, 2015
	Anthony Bergamo, Director	Date

By:	/s/ John P. McNiff	March 16, 2015
	John P. McNiff, Director	Date

By:	/s/ Joseph L. Mullen	March 16, 2015
	Joseph L. Mullen, Director	Date

By:	/s/ General Richard I. Neal	March 16, 2015
	General Richard I. Neal, Director	Date

By:	/s/ Allan R. Tessler	March 16, 2015
	Allan R. Tessler, Director	Date