Form 10-K/A
period 2014-12-31
STEEL PARTNERS HOLDINGS L.P.
filed 2015-03-20
CIK 1452857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 001-35493
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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Steel Partners Holdings L.P. (the “Company”), amends the Company's Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 16, 2015 (the “Original Form 10-K”). The Company is filing this Amendment No. 1 solely to provide Exhibit 99.2 that was not included in the Original Form 10-K.

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
* Previously filed with the original Form 10-K, filed March 16, 2015.
** Filed herewith.
*** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	STEEL PARTNERS HOLDINGS L.P.
March 20, 2015
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

By:	/s/ Warren G. Lichtenstein	March 20, 2015
	Warren G. Lichtenstein, Executive Chairman	Date
(Principal Executive Officer)

By:	/s/ James F. McCabe, Jr.	March 20, 2015
	James F. McCabe, Jr., Chief Financial Officer	Date
(Principal Accounting Officer)

By:	*	March 20, 2015
	Jack L. Howard, Director	Date

By:	*	March 20, 2015
	Anthony Bergamo, Director	Date

By:	*	March 20, 2015
	John P. McNiff, Director	Date

By:	*	March 20, 2015
	Joseph L. Mullen, Director	Date

By:	*	March 20, 2015
	General Richard I. Neal, Director	Date

By:	*	March 20, 2015
	Allan R. Tessler, Director	Date
*By /s/ James F. McCabe, Jr.
James F. McCabe, Jr., Attorney-in-fact