Form 10-Q
period 2015-03-31
STEEL PARTNERS HOLDINGS L.P.
filed 2015-05-11
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the Registrant’s common units as of May 4, 2015 was 27,651,544.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(unaudited)
(in thousands, except common units)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$199,313	$188,983
Restricted cash	25,664	21,311
Marketable securities	136,510	138,457
Trade and other receivables (net of allowance for doubtful accounts of $1,739 in 2015 and $2,149 in 2014)	107,533	87,440
Receivables from related parties	1,434	838
Loans receivable including loans held for sale of $54,547 and $40,886, respectively, net	55,207	41,547
Inventories, net	73,815	64,084
Deferred tax assets - current	16,660	30,262
Prepaid and other current assets	17,116	15,082
Assets of discontinued operations	2,500	76,418
Total current assets	635,752	664,422
Long-term loans receivable, net	78,798	76,382
Goodwill	75,138	45,951
Other intangible assets, net	119,672	118,550
Deferred tax assets - non-current	58,290	45,669
Other non-current assets	45,438	45,666
Property, plant and equipment, net	182,245	184,314
Long-term investments	361,715	311,951
Total Assets	$1,557,048	$1,492,905

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets (continued)
(unaudited)
(in thousands, except common units)

	March 31, 2015	December 31, 2014
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$43,187	$34,686
Accrued liabilities	42,661	41,133
Financial instruments	21,308	21,311
Deposits	81,295	87,804
Payable to related parties	650	3,404
Short-term debt	868	602
Current portion of long-term debt	19,528	19,592
Deferred tax liabilities - current	294	271
Other current liabilities	12,933	8,250
Liabilities of discontinued operations	450	13,201
Total current liabilities	223,174	230,254
Long-term deposits	96,891	77,056
Long-term debt	222,016	296,282
Accrued pension liability	205,417	208,390
Deferred tax liabilities - non-current	5,139	5,301
Other liabilities	7,206	11,516
Total Liabilities	759,843	828,799
Commitments and Contingencies	—	—
Capital:
Partners’ capital common units: 27,663,715 and 27,566,200 issued and outstanding (after deducting 8,996,798 and 8,964,049 held in treasury, at cost of $138,936 and $138,363) at March 31, 2015 and December 31, 2014, respectively	577,554	492,054
Accumulated other comprehensive income	4,904	2,805
Total Partners’ Capital	582,458	494,859
Noncontrolling interests in consolidated entities	214,747	169,247
Total Capital	797,205	664,106
Total Liabilities and Capital	$1,557,048	$1,492,905

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended March 31,
	2015	2014
Revenue
Diversified industrial net sales	$137,982	$135,487
Energy net sales	38,885	45,159
Financial services revenue	12,176	6,966
Investment and other income	400	405
Net investment gains (losses)	25,138	(160)
Total revenue	214,581	187,857
Costs and expenses
Cost of goods sold	131,694	133,331
Selling, general and administrative expenses	59,911	49,056
Impairment charges	5,598	—
Finance interest expense	264	171
Provision for (Recovery of) of loan losses	62	(90)
Interest expense, net	2,034	2,441
Realized and unrealized loss (gain) on derivatives	207	(140)
Other income, net	(2,455)	(4,429)
Total costs and expenses	197,315	180,340
Income from continuing operations before income taxes and equity method income (loss)	17,266	7,517
Income tax provision	7,920	1,168
Income (Loss) from equity method investments and investments held at fair value:
Income (Loss) of associated companies, net of taxes	4,649	(18,258)
Income (Loss) from other investments - related party	399	(2)
Income (Loss) from investments held at fair value	4,413	(2,446)
Net income (loss) from continuing operations	18,807	(14,357)
Discontinued operations:
Income from discontinued operations, net of taxes	565	2,769
Gain on sale of discontinued operations, net of taxes	86,406	42
Net income from discontinued operations	86,971	2,811
Net income (loss)	105,778	(11,546)
Net (income) loss attributable to noncontrolling interests in consolidated entities:
Continuing operations	3,584	70
Discontinued operations	(30,931)	(1,230)
	(27,347)	(1,160)
Net income (loss) attributable to common unitholders	$78,431	$(12,706)
Net income (loss) per common unit - basic
Net income (loss) from continuing operations	$0.81	$(0.46)
Net income from discontinued operations	2.03	0.05
Net income (loss) attributable to common unitholders	$2.84	$(0.41)
Net income (loss) per common unit - diluted
Net income (loss) from continuing operations	$0.8	$(0.46)
Net income from discontinued operations	2.00	0.05
Net income (loss) attributable to common unitholders	$2.80	$(0.41)
Weighted average number of common units outstanding - basic	27,658,494	30,803,229
Weighted average number of common units outstanding - diluted	28,069,888	30,803,229

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014

Net income (loss)	$105,778	$(11,546)
Other comprehensive income (loss), net of tax:
Gross unrealized gains on available for sale securities, net of tax	27,061	5,779
Reclassification of unrealized gains on available-for-sale securities, net of tax (a)	(22,663)	(1,268)
	4,398	4,511
Currency translation adjustment	(1,634)	(252)
Change in pension liability and other post-retirement benefit obligations, net of tax	1,627	—
Other comprehensive income	4,391	4,259
Comprehensive income (loss)	110,169	(7,287)
Comprehensive income attributable to non-controlling interests	(29,638)	(2,845)
Comprehensive income (loss) attributable to common unit holders	$80,531	$(10,132)

Tax (benefit) provision on gross unrealized gains and losses on available-for-sale securities	$(2,976)	$2,764
Tax benefit on reclassification of unrealized gains and losses on available-for-sale securities	$(91)	$(666)
Tax provision on change in pension and other post-retirement benefit obligations	$395	$—

(a) For the three months ended March 31, 2015 and 2014 unrealized holding gains of $185 and $1,268, respectively, were reclassified to Other income, net and $22,478 and $0, respectively, were reclassified to Net investment gains (losses).

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$105,778	$(11,546)
Net income from discontinued operations	(86,971)	(2,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Net investment (gains) losses	(25,138)	160
Provision for (Recovery of) loan losses	62	(90)
(Income) Loss of associated companies	(4,649)	18,258
(Income) Loss from other investments - related party	(399)	2
(Income) Loss from investments held at fair value	(4,413)	2,446
Deferred income taxes	3,590	(1,084)
Non-cash interest and dividend income	198	—
Non-cash income from derivatives	—	(442)
Depreciation and amortization	9,672	9,586
Amortization of debt related costs	284	207
Reclassification of net cash settlements on derivative instruments	8	302
Stock based compensation	11,279	2,364
Impairment charges	5,598	—
Other	3,933	(3,216)
Net change in operating assets and liabilities:
Receivables	(18,061)	(17,293)
Receivables from related parties	(974)	(24)
Inventories	(8,367)	(9,345)
Prepaid and other assets	(1,921)	(1,166)
Accounts payable, accrued and other liabilities	961	(816)
Payable to related parties	(2,540)	(1,511)
Net increase in loans held for sale	(13,661)	(3,242)
Net cash used in operating activities of continuing operations	(25,731)	(19,261)
Net cash (used in) provided by operating activities of discontinued operations	(2,264)	1,315
Net cash used in operating activities	(27,995)	(17,946)
Cash flows from investing activities:
Purchases of investments	(51,993)	(51,842)
Proceeds from sales of investments	25,798	40,579
Maturities of marketable securities	8	317
Net increase in loans and other receivables	(3,476)	(561)
Purchases of property and equipment	(5,204)	(6,544)
Reclassification of restricted cash	(3,770)	(195)
Net cash settlements on derivative instruments	(8)	(302)
Proceeds from sale of assets	1,105	90
Acquisitions, net of cash acquired	(9,385)	(530)
Purchase of subsidiary shares from noncontrolling interests	—	(3,045)
Investments in associated companies	(7,368)	—
Proceeds from sales of discontinued operations	152,889	—
Net cash used in investing activities of discontinued operations	(75)	—
Other	(186)	(3,000)
Net cash provided by (used in) investing activities	98,335	(25,033)

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows (continued)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from financing activities:
Net revolver borrowings	(71,202)	19,800
Net borrowings of term loans – foreign	266	1,720
Repayments of term loans	—	(6,509)
Repayments of term loans – domestic	(3,391)	—
Repayments of convertible notes	—	(346)
Subsidiary's purchases of the Company's common units	(573)	(5,252)
Purchases of the Company's common units	—	(470)
Subsidiary's purchases of their common stock	—	(1,410)
Deferred finance charges	(282)	—
Net change in overdrafts	1,555	2,672
Net increase in deposits	13,326	1,497
Other	(114)	(457)
Net cash (used in) provided by financing activities	(60,415)	11,245
Net change for the period	9,925	(31,734)
Effect of exchange rate changes on cash and cash equivalents	405	(22)
Cash and cash equivalents at beginning of period	188,983	203,980
Cash and cash equivalents at end of period	$199,313	$172,224
Cash paid during the period for:
Interest	$1,822	$4,288
Taxes	$2,821	$10,146
Non-cash investing activities:
Reclassification of investment in associated company to cost of an acquisition	$66,239	$—
Reclassification of available-for-sale securities to equity method investment	$10,858	$—
Securities received in exchange for financial instrument obligations	$76	$—
Securities delivered in exchange for settlement of financial instrument obligations	$76	$—
Net increase in restricted cash from purchase of foreign currency financial instruments	$—	$(377)
Non-cash financing activities:
Restricted stock awards surrendered to satisfy tax withholding obligations upon vesting	$18	$—

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statement of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unit Holders
	Common	Treasury Units		Partners’	Accumulated Other Comprehensive	Total Partners'	Non-controlling interests in Consolidated	Total
	Units	Units	Dollars	Capital	Income	Capital	Entities	Capital
Balance at December 31, 2014	36,530,249	(8,964,049)	$(138,363)	$492,054	$2,805	$494,859	$169,247	$664,106
Net income				78,431		78,431	27,347	105,778
Unrealized gain on available-for-sale investments					2,144	2,144	2,254	4,398
Currency translation adjustment					(1,121)	(1,121)	(513)	(1,634)
Changes in post-retirement benefit obligations					1,076	1,076	551	1,627
Acquisition of CoSine							12,842	12,842
Vesting of restricted units	130,264			9,340		9,340	—	9,340
Equity compensation- subsidiaries				706		717	422	1,139
Subsidiary's purchases of the Company's common units		(32,749)	(573)	(573)		(573)	—	(573)
Other, net				(2,404)		(2,415)	2,597	182
Balance at March 31, 2015	36,660,513	(8,996,798)	$(138,936)	$577,554	$4,904	$582,458	$214,747	$797,205

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of the Business
Steel Partners Holdings L.P. ("SPLP" or the "Company") is a global diversified holding company that engages in multiple businesses, including diversified industrial products, energy, defense, supply chain management and logistics, banking and youth sports.
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
Basis of Presentation

The consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP")have been condensed or omitted in accordance with those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2014. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods. The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

During 2015, one of the Company's subsidiaries, Steel Excel, identified an error related to the manner in which the provision for income taxes had reflected the tax effects related to unrealized gains and losses on available for sale securities during 2014 and 2013. As a result, the Company recorded an adjustment to its tax provision of approximately $3,500 in the three months ended March 31, 2015 to correct the error.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

The consolidated financial statements include the accounts of the Company and its majority or wholly-owned subsidiaries, which include the following:

	Ownership as of
	March 31, 2015	December 31, 2014
BNS Liquidating Trust ("BNS Liquidating Trust")	84.9%	84.9%
CoSine Communications, Inc. ("CoSine") (a)	80.6%	48.3%
DGT Holdings Corp. ("DGT") (b)	82.7%	82.7%
Handy & Harman Ltd. ("HNH")	66.1%	66.2%
SPH Services, Inc. ("SPH Services")	100.0%	100.0%
Steel Excel Inc. ("Steel Excel")	57.2%	57.9%
WebFinancial Holding Corporation ("WebFinancial")	100.0%	100.0%
(a) CoSine became a majority-owned subsidiary in the first quarter of 2015 (see Note 2 - "Acquisitions" for additional information).
(b) DGT’s financial statements are recorded on a two-month lag, and as a result, the Company's Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the three months ended March 31, 2015 includes DGT’s activity as of and for its three months ended January 31, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five step process to achieve this core principle. The ASU is scheduled to be effective for the Company's 2017 fiscal year, however, the FASB has proposed a one-year deferral of the effective date of the new revenue recognition standard. The ASU may be applied either (i) retrospectively to each prior reporting period presented with an election for certain specified practical expedients, or (ii) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application, with additional disclosure requirements. The Company is evaluating the potential impact of this new guidance, but does not currently anticipate that the application of ASU No. 2014-09 will have a significant effect on its financial condition, results of operations or its cash flows. We have not yet determined the method by which we will adopt the standard in 2017.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for the Company's 2016 fiscal year and will be applied on a retrospective basis. As of March 31, 2015, debt issuance costs totaling $4,800 are included in other non-current assets on the consolidated balance sheet and will be reclassified upon adoption of this ASU. The Company does not expect the adoption of ASU No. 2015-03 to have a material effect on its consolidated financial statements.

2. ACQUISITIONS

2015 Acquisitions
CoSine Acquisition
Description of the Transaction

On January 20, 2015 ("CoSine Acquisition Date"), the Company entered into a contribution agreement (the “Contribution Agreement”) with CoSine. Pursuant to the Contribution Agreement, the Company contributed (i) 24,807,203 ordinary shares of API Group plc (API") and (ii) 445,456 shares of common stock of Nathan’s Famous, Inc. ("Nathan's") to CoSine in exchange for 16,500,000 shares of newly issued CoSine common stock and 12,761 shares of newly issued 7.5%

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

series B non-voting preferred stock, which increased our ownership of CoSine to approximately 80%. Prior to obtaining a controlling interest, SPLP owned approximately 48% of the outstanding shares of CoSine, and its investment was accounted for under the traditional equity method. As a result of the above transaction, CoSine became a majority-owned controlled subsidiary and is consolidated with SPLP from the CoSine Acquisition Date and included in the Corporate and Other segment.

The Contribution Agreement was the first step in a plan for a wholly owned UK subsidiary of CoSine ("BidCo") to make an offer (the “Offer”), which commenced on February 4, 2015, to acquire all of the issued and to be issued shares in API for 60 pence in cash per API share not already owned by BidCo. As a result of the Offer, BidCo owned approximately 98% of API as of March 31, 2015, however CoSine did not obtain control over the operations of API until April 17, 2015. As a result, CoSine will account for the acquisition of API in the second quarter of 2015. For additional information see Note 21 - "Subsequent Events."

Fair Value of Consideration Paid

As of the CoSine Acquisition Date, the fair value of the Company's previously held equity interest and the noncontrolling interest in CoSine was valued at approximately $2.51 per share. Accordingly, the Company remeasured its previously held equity interest to a fair value of approximately $12,011, resulting in an investment gain of approximately $6,900 which is included in Net investment gains (losses) in the Consolidated Statements of Operations in the first quarter of 2015.

The table below details the consideration paid to acquire the controlling interest in CoSine:

		Fair Value of Consideration Paid
Previously held common equity of CoSine	4,779,721
Fair Value Per Share (a)	$2.51	$12,011

Shares of API transferred to CoSine	24,807,203
Fair Value Per Share (b)	$0.92	22,823

Shares of Nathan's transferred to CoSine	445,456
Fair Value Per Share (c)	$70.50	31,405
		$66,239
(a) Based on comparable company trading multiples and discounted cash flow analysis.
(b) Represents the Offer price of 60 pence at the U.S. dollar to GBP exchange rate on the CoSine Acquisition Date.
(c) Determined by analysis of other publicly traded companies.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Allocation of Consideration Paid

The following table summarizes the preliminary estimates of the fair values of the assets acquired and liabilities assumed as of the CoSine Acquisition Date as well as the fair value of the noncontrolling interest in CoSine:

Amount
Assets:
Cash	$17,614
Prepaid expenses and other current assets	7
Investments	54,228
Goodwill	8,295
Total assets acquired	80,144
Liabilities:
Accounts payable	280
Other accrued Liabilities	783
Total liabilities assumed	1,063
Fair value of noncontrolling interest	12,842
Net assets acquired	$66,239

Pro Forma Results

Pro forma financial information is not provided for the three months ended March 31, 2014 since CoSine's results of operations are not material. Prior to the acquisition date, CoSine was a business with operating expenses looking to deploy its capital. The net operating loss from CoSine included in the Company’s consolidated financial statements, within the Corporate and Other segment, for the three months ended March 31, 2015 totaled approximately $2,400.

HNH Acquisition of ITW Polymers Sealants North America Inc. (“ITW”)

On March 31, 2015, HNH, through its indirect subsidiary, OMG, Inc. (“OMG”), acquired certain assets and assumed certain liabilities of ITW, which are used in the business of manufacturing two-component polyurethane adhesive for the roofing industry for a cash purchase price of $27,000, subject to a final working capital adjustment. The assets acquired and liabilities assumed primarily include net working capital of inventories and accrued liabilities; property, plant and equipment; and intangible assets, primarily unpatented technology, valued at $1,600, $100 and $4,400, respectively, on a preliminary basis. ITW was the exclusive supplier of certain adhesive products to OMG, and this acquisition will provide OMG with greater control of its supply chain and allow OMG to expand its product development initiatives. The results of operations of the acquired business will be reported within the Company's Diversified Industrial segment. In connection with the ITW acquisition, HNH has recorded goodwill totaling approximately $20,900 on a preliminary basis, which is expected to be deductible for income tax purposes.

2014 Acquisitions

There were no significant acquisitions in 2014.

3. DISCONTINUED OPERATIONS

Assets and Liabilities of discontinued operations at March 31, 2015 include certain assets and liabilities relating to a sports business owned by Steel Excel and a building owned by DGT, which is held for sale.

Assets and Liabilities of discontinued operations at December 31, 2014 include assets and liabilities relating to HNH's discontinued operations, primarily Arlon LLC ("Arlon"), a sports business owned by Steel Excel and a building owned by DGT, which is held for sale.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

	March 31, 2015	December 31, 2014
Assets of discontinued operations:
Trade and other receivables	$—	$16,044
Inventories, net	—	8,294
Other current assets	—	811
Goodwill	—	6,582
Other intangible assets, net	—	14,230
Property, plant and equipment, net	2,500	30,457
Other assets	—	—
Total assets	$2,500	$76,418
Liabilities of discontinued operations:
Trade payables and accrued liabilities	$450	$6,702
Other current liabilities	—	3,986
Accrued pension liability	—	1,794
Other liabilities	—	719
Total liabilities	$450	$13,201

Summary results for our discontinued operations included in the Company's Consolidated Statements of Operations are detailed in the table below.

	Three Months Ended March 31,
	2015 (a)	2014 (b)
Sales	$5,952	$26,360
Net income	565	2,769
(Loss) income after taxes and noncontrolling interests	(1,117)	1,558
Gain on sale of discontinued operations after taxes and noncontrolling interests	57,158	23
(a) Includes gain on sale of Arlon.
(b) Includes the operations of Arlon and the gain on disposal of certain assets recorded by HNH.

Arlon

On December 18, 2014, HNH entered into a contract to sell its Arlon business for $157,000 in cash, less transaction fees, subject to a working capital adjustment and certain potential reductions as provided in the stock purchase agreement. The closing of the sale occurred in January 2015. The operations of Arlon, which manufactures high performance materials for the printed circuit board industry and silicone rubber-based materials, were part of SPLP's Diversified Industrial reporting segment. The closing of the sale occurred in January 2015.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

4. INVESTMENTS

A) Short-Term Investments

Marketable Securities

The Company's short-term investments primarily consist of its marketable securities portfolio held by its subsidiaries, Steel Excel and CoSine. These marketable securities as of March 31, 2015, and December 31, 2014, are classified as "available-for-sale" securities, with changes in fair value recognized in stockholders' equity as Other comprehensive income (loss). The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investment.

The Company's portfolio of marketable securities was as follows:

	March 31, 2015				December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Available for sale securities
Short-term deposits	$41,704	$—	$—	$41,704	$42,681	$—	$—	$42,681
Mutual funds	17,030	4,713	(272)	21,471	17,030	4,262	(322)	20,970
United States government securities	—	—	—	—	—	—	—	—
Equity securities	91,395	18,085	(25,277)	84,203	103,761	7,821	(23,732)	87,850
Commercial paper	—	—	—	—	—	—	—	—
Corporate obligations	32,396	481	(2,041)	30,836	32,486	592	(3,441)	29,637
Total marketable securities	182,525	23,279	(27,590)	178,214	195,958	12,675	(27,495)	181,138
Amounts classified as cash equivalents	(41,704)	—	—	(41,704)	(42,681)	—	—	(42,681)
Amounts classified as marketable securities	$140,821	$23,279	$(27,590)	$136,510	$153,277	$12,675	$(27,495)	$138,457

Proceeds from sales of marketable securities were $23,098 and $40,600 in the three months ended March 31, 2015 and 2014, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of Other income, net in the Consolidated Statements of Operations, were as follows:

	Three Months Ended March 31,
	2015	2014
Gross realized gains	$1,190	$3,200
Gross realized losses	(375)	(209)
Realized gains, net	$815	$2,991

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

The fair value of marketable securities with unrealized losses at March 31, 2015, all of which had unrealized losses for periods of twelve months or less, were as follows:

	Fair Value	Gross Unrealized Losses
Corporate securities	$40,326	$(25,277)
Corporate obligations	14,741	(2,041)
Mutual funds	4,922	(272)
Total	$59,989	$(27,590)

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

The amortized cost and estimated fair value of available-for-sale debt securities and marketable securities with no contractual maturities as of March 31, 2015, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
Mature in one year or less	$202	$207
Mature after one year through three years	—	—
Mature after three years	32,194	30,629
Total debt securities	32,396	30,836
Securities with no contractual maturities	150,129	147,378
	$182,525	$178,214

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

B) Long-Term Investments

The following table summarizes the Company's long-term investments as of March 31, 2015 and December 31, 2014. For those investments at fair value, the carrying amount of the investment equals its respective fair value.

			Investment Balance		Income (Loss) Recorded in Statement of Operations
					Three Months Ended March 31,
			March 31, 2015	December 31, 2014	2015	2014
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in Accumulated Other Comprehensive Income:
Equity securities - U.S. (1)
Aerospace/Defense			$96,957	$76,512
Restaurants			—	35,637
Manufacturing			466	—
Other			577	572
			98,000	112,721
Fair Value Changes Recorded in Consolidated Statement of Operations:
API (1)			66,688	18,373	$4,450	$1
			164,688	131,094	$4,450	$1
(B) EQUITY METHOD INVESTMENTS
Investments in Associated Companies:	March 31, 2015	December 31, 2014
At Cost:	Ownership
CoSine	80.6%	48.3%	—	5,521	$(602)	$(126)
Other (5)			5,568	5,705	(137)	(1,433)
At Fair Value:
ModusLink Global Solutions, Inc. ("MLNK") (1)	31.4%	27.7%	63,757	54,086	1,726	(17,278)
SL Industries, Inc. ("SLI") (1)	24.3%	24.0%	42,529	38,799	3,731	(2,527)
JPS Industries, Inc. ("JPS") (1)	38.7%	38.7%	40,176	38,406	1,769	3,217
API Technologies Corp. ("API Tech") (1)	20.6%	20.6%	23,669	24,355	(686)	—
Aviat Networks, Inc. ("Aviat") (1)	12.9%	—%	9,571	—	(1,287)	—
Other (2)	43.8%	43.8%	2,298	2,163	135	(111)
			187,568	169,035	$4,649	$(18,258)
Other Investments at Fair Value - Related Party:
SPII Liquidating Trust - Series G (SPCA) (2), (3)			7,294	6,811	$483	$(102)
SPII Liquidating Trust - Series H (SPJSF) (2), (4)			2	2,812	(84)	100
			7,296	9,623	$399	$(2)
(C) OTHER INVESTMENTS
ModusLink Warrants (2)			2,163	2,199	$(37)	$(2,447)

Total Long-Term Investments			$361,715	$311,951
(1) Level 1 investment. Equity securities totaling $98,000 and $112,721 were classified as Level 1 investments as of March 31, 2015 and December 31, 2014, respectively.
(2) Level 3 investment. For additional information related to the Company's Level 3 investments, see Note 5 - "Fair Value Measurements."
(3) Steel Partners China Access I L.P.
(4) Steel Partners Japan Strategic Fund, L.P.
(5) Represents Steel Excel's investments in a sports business and iGo, Inc. ("iGo") of 40% and 46.9%, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

The following table presents activity for the available-for-sale securities presented in the table above for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in Accumulated Other Comprehensive Income:
Change in net unrealized holding gains (losses) included in Accumulated other comprehensive income	$20,481	$521
Reclassified out of Accumulated other comprehensive income :
Unrealized gains	$(22,478)	$—
Unrealized losses	—	—
Total	$(22,478)	$—

(A) AVAILABLE-FOR-SALE SECURITIES

Fair Value Changes Recorded in Accumulated Other Comprehensive Income

For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. Gross unrealized gains and gross unrealized losses are reported in Accumulated other comprehensive income in the Company's Consolidated Balance Sheets. In January 2015 the Company contributed Nathan’s, one if its available -for-sale securities, to CoSine in exchange for additional CoSine equity (see Note 2 - "Acquisitions" for additional information). Also, in the first quarter of 2015, Cosine sold approximately 222,000 shares of Nathan's for proceeds of approximately $16,000 and received a special dividend of approximately $5,500 which is included in Other income, net in the Consolidated Statement of Operations for the quarter ended March 31, 2015. As a result, management determined there to be an other-than-temporary impairment in the stock price and recorded an impairment charge of approximately $5,500. The investment in Nathan's was reclassified to short-term investments and is included in Marketable Securities in the Consolidated Balance Sheet at March 31, 2015.

The cost basis and unrealized gains and losses related to our available-for-sale securities which are classified as long-term investments are as follows:

	March 31, 2015				December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Aerospace/Defense	$11,675	$85,282	$—	$96,957	$11,675	$64,837	$—	$76,512
Restaurants	—	—	—	—	5,974	29,663	—	35,637
Manufacturing	435	31	—	466	—	—	—	—
Other	575	2	—	577	575	—	(3)	572
	$12,685	$85,315	$—	$98,000	$18,224	$94,500	$(3)	$112,721
Fair Value Changes Recorded in Consolidated Statement of Operations
Available-for-sale securities that are classified as long-term investments also include the Company's investment in API. Changes in the fair value of this investment is reported in the Company's Consolidated Statements of Operations as Income (loss) from investments held at fair value. In January 2015, the Company contributed its investment in API to CoSine in exchange for additional CoSine equity. Also, in the first quarter of 2015, CoSine acquired an additional 50,127,702 shares of API for approximately $46,000 as a result of the tender offer for the API shares (see Note 2 - "Acquisitions" for additional information).

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

(B) EQUITY METHOD INVESTMENTS

Investments in Associated Companies

The Company’s investments in associated companies are accounted for under the equity method of accounting. The Company elected to record certain investments under the equity method at fair value beginning on the dates these investments became subject to the equity method. Associated companies are included in the Diversified Industrial, Energy or Corporate segments. Certain associated companies have a fiscal year end that differs from December 31. Additional information for each of SPLP's investments in associated companies that have impacted the Company's Consolidated Statements of Operations during 2015 or 2014 follows:

Equity Method

•
Prior to acquiring a controlling interest in CoSine in the first quarter of 2015, the Company's investment in CoSine was accounted for under the traditional equity method. For additional information on the acquisition of CoSine and its related tender offer for the shares of API, see Note 2 - "Acquisitions."

•
Steel Excel has an investment in a sports business and in iGo, a mobile device accessories provider company. These investments are being accounted for under the traditional equity method as associated companies. Based on the closing market price of iGo's publicly-traded shares, the value of the investment in iGo was approximately $3,300 and $3,400 at March 31, 2015 and December 31, 2014, respectively.

Equity Method, At Fair Value:

•
MLNK provides supply chain and logistics services to companies in consumer electronics, communications, computing, medical devices, software, luxury goods and retail. MLNK also issued the Company warrants to purchase an additional 2,000,000 shares at $5.00 per share. See the "Other Investments" section of this Note for a further description of these warrants and their valuation for financial statement reporting. These warrants will expire in March 2018.

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

On January 26, 2015, HNH announced its has commenced a tender offer to purchase up to 10,028,724 shares, or approximately 96.5% of the outstanding shares, of common stock of JPS at a price of $10.00 per share in cash to all stockholders other than SPLP and with respect to the 4,021,580 JPS shares owned by SPLP, in exchange for common stock of HNH. If all shares are tendered, HNH would exchange approximately $60,100 in cash and 863,946 shares of its common stock. If all shares are tendered, HNH would exchange approximately $60,000 in cash and 863,946 shares of its common stock. On April 29, 2015, HNH announced that it was extending the expiration of the tender offer to May 15, 2015. The extension of the tender offer is intended to facilitate the discussions between the HNH and JPS regarding a potential negotiated transaction. There is no assurance that HNH and JPS will enter into a definitive agreement.

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

•
In January 2015, two members of Steel Excel's board of directors were appointed to the eight-member board of directors of Aviat Networks, Inc. ("Aviat"), a global provider of microwave networking solutions. At the time of the appointment, Steel Excel held 8,041,892 shares of Aviat, or approximately 12.9% of the total outstanding common stock. Effective as of the date of the appointment, the investment in Aviat has been accounted for as an equity-method investment as the Steel Excel’s

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

voting interest and board representation provide it with significant influence over Aviat's operations. Steel Excel elected the fair value option to account for its investment in Aviat, with changes in fair value based on the market price of Aviat's common stock recognized currently as income or loss from equity method investees, in order to more appropriately reflect the value of Aviat in its financial statements. Prior to such time the investment in Aviat was accounted for as an available-for-sale security, and upon the change in classification Steel Excel recognized a loss of approximately $2,800 that had previously been included as a component of Accumulated other comprehensive income.

•	The Other investment represents the Company's investment in a Japanese real estate partnership.

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

	March 31, 2015	December 31, 2014
Summary of balance sheet amounts:
Current assets	$567,022	$556,571
Noncurrent assets	144,687	160,202
Total assets	$711,709	$716,773
Current liabilities	$267,912	$257,559
Noncurrent liabilities	112,857	113,217
Total liabilities	380,769	370,776
Parent equity	330,940	345,997
Total liabilities and equity	$711,709	$716,773
	Three Months Ended March 31,
	2015	2014
Summary income statement amounts:
Revenue	$221,067	$290,416
Gross profit	31,188	48,418
Income from continuing operations	1,890	2,386
Net income after noncontrolling interests	6,995	2,428
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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

The following tables provide combined summarized data with respect to the other investments - related party accounted for under the equity method, at fair value:

	March 31, 2015	December 31, 2014
Summary of balance sheet amounts:
Total assets	$16,760	$21,966
Total liabilities	(118)	—
Net Asset Value	$16,642	$21,966

	Three Months Ended March 31,
	2015	2014
Summary income statement amounts:
Net increase in net assets from operations	$879	$8

(C) OTHER INVESTMENTS

In connection with the acquisition of MLNK common shares in March 2013, the Company received warrants ("ModusLink Warrants") to acquire an additional 2,000,000 shares at an exercise price of $5.00 per share. The ModusLink Warrants are accounted for as an asset at fair value with changes in fair value recognized each period in Income (Loss) from investments held at fair value in the Company's Consolidated Statements of Operations. The ModusLink warrants have a life of 5 years and were valued using the Black-Scholes option pricing model. Assumptions used in the current valuation were as follows: 1) volatility of 52.9% 2) term of 2.9 years 3) risk free interest rate of 1.370% based on the U.S. Treasury bill yield, and 4) an expected dividend of $0.

LIMITED PARTNERSHIP INVESTMENT AND PROMISSORY NOTE

Steel Excel also has other investments which include a $25,000 cost-method investment in a limited partnership that co-invested with other private investment funds in a public company. Such investment had an approximate fair value of $26,700 and $28,600 at March 31, 2015 and December 31, 2014, respectively, based on the net asset value included in the monthly statement it receives from the partnership. Steel Excel's other investments at March 31, 2015, also include an investment in a venture capital fund totaling $500 and a promissory note with an amortized cost of $3,000, which approximates fair value at March 31, 2015. These amounts are included in Other non-current assets in the Company's Consolidated Balance Sheets.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

5. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements as of March 31, 2015 and December 31, 2014 are summarized by type of inputs applicable to the fair value measurements as follows:

March 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$93,486	$12,134	$30,890	$136,510
Long-term investments (a)	344,390	—	11,757	356,147
Investments in certain funds	—	—	483	483
Precious metal and commodity inventories recorded at fair value	14,078	—	—	14,078
Commodity contracts on precious metal and commodity inventories	548	—	—	548
Total	$452,502	$12,134	$43,130	$507,766

Liabilities:
Financial instruments	$—	$21,307	$—	$21,307
Interest rate swap agreement	—	131	—	131
Total	$—	$21,438	$—	$21,438

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$93,768	$10,793	$33,896	$138,457
Long-term investments (a)	286,740	—	13,985	300,725
Investments in certain funds	—	—	525	525
Precious metal and commodity inventories recorded at fair value	13,249	—	—	13,249
Commodity contracts on precious metal and commodity inventories	764	—	—	764
Total	$394,521	$10,793	$48,406	$453,720

Liabilities:
Financial instruments	$—	$21,311	$—	$21,311
Interest rate swap agreement	—	138	—	138
Total	$—	$21,449	$—	$21,449
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

Interest rate swap agreements are considered Level 2 measurements as the inputs are observable at commonly quoted intervals.

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long - Term Investments
	Investments in Associated Companies (a)	Other Investments - Related Party (b)	ModusLink Warrants (c)	Marketable Securities and Other (d)	Total
Assets
Balance at December 31, 2013	$2,243	$10,228	$5,832	$24,209	$42,512
Purchases	—	—	—	5,299	5,299
Sales	—	—	—	(1,974)	(1,974)
Unrealized gains	—	99	—	2,857	2,956
Unrealized losses	(112)	(101)	(2,447)	—	(2,660)
Balance at March 31, 2014	$2,131	$10,226	$3,385	$30,391	$46,133

Balance at December 31, 2014	$2,163	$9,623	$2,199	$34,421	$48,406
Purchases	—	—	—	—	—
Sales	—	(2,727)	—	(163)	(2,890)
Realized gain on sale	—	—	—	—	—
Unrealized gains	135	484	—	—	619
Unrealized losses	—	(84)	(36)	(2,885)	(3,005)
Balance at March 31, 2015	$2,298	$7,296	$2,163	$31,373	$43,130
(a) Unrealized losses are recorded in Income (Loss) of associated companies, net of taxes in the Company's Consolidated Statements of Operations.
(b) Unrealized gains and losses are recorded in Income (Loss) from other investments-related party in the Company's Consolidated Statements of Operations.
(c) Unrealized gains and losses are recorded in Income (Loss) from investments held at fair value in the Company's Consolidated Statements of Operations.
(d) Realized gains on sale are recorded in Other income, net in the Company's Consolidated Statements of Operations.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Long-Term Investments - Valuation Techniques

The Company primarily uses two valuation methods to estimate the fair value of its equity securities measured using Level 3 inputs. The Company estimates the value of one of its investments in an associated company primarily using a discounted cash flow method adjusted for additional information related to debt covenants, solvency issues, etc. The Company estimates the value of Other investments - related party, which represents its interest in the SPII Liquidating Trust, based on the net asset value of each series of the Trust. The ModusLink Warrants are valued using the Black-Scholes option pricing model (for additional information see Note 4 - "Investments").

Marketable Securities and Other - Valuation Techniques

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

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets measured at fair value on a non-recurring basis in 2015 and 2014 include the assets acquired and liabilities assumed in the acquisitions described in Note 2 – “Acquisitions.” Significant judgments and estimates are made to determine the acquisition date fair values which may include the use of appraisals, discounted cash flow techniques or other information the Company considers relevant to the fair value measurement.

As of March 31, 2015 and December 31, 2014, WebBank has impaired loans of $455, of which $0 is guaranteed by the USDA or SBA and $458, of which $4 is guaranteed by the USDA or SBA, respectively. These loans are measured at fair value on a nonrecurring basis using Level 3 inputs. See the "Impaired Loans" section of Note 7 - "Trade, Other and Loans Receivable" for additional discussion of loan impairment measurements.

6. FINANCIAL INSTRUMENTS

At March 31, 2015 and December 31, 2014 financial instrument liabilities and related restricted cash consists of $21,308 and $21,311, respectively, of short sales of corporate securities.

Activity is summarized below for financial instrument liabilities and related restricted cash:

	March 31,
	2015	2014
Balance, beginning of period	$21,311	$25,090
Settlement of short sales of corporate securities	(353)	—
Short sales of corporate securities	164	—
Net investment losses	186	160
Receipt of dividends, net of interest expense	—	35
Balance of financial instrument liabilities and related restricted cash, end of period	$21,308	$25,285

Short Sales of Corporate Securities

From time to time, Steel Excel enters into short sale transactions on certain corporate securities in which Steel Excel received proceeds from the sale of such securities and incurred obligations to deliver such securities at a later date. Upon initially entering into such short sale transactions Steel Excel recognizes a liability equal to the fair value of the obligation, with a comparable amount of cash and cash equivalents reclassified as restricted cash. Subsequent changes in the fair value of such obligations, determined based on the closing market price of the securities, are recognized currently as gains or losses, with a comparable adjustment made between unrestricted and restricted cash.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Foreign Currency Exchange Rate Risk

Financial instrument activity in 2014 includes activity for amounts that were payable in foreign currencies which were subject to the risk of exchange rate changes. The liabilities were accounted for at fair value on the balance sheet date with changes in fair value reported in the Company's Consolidated Statements of Operations included in Net investment gains(losses). The liabilities were not designated as hedging instruments and were settled in the fourth quarter of 2014.

Precious Metal and Commodity Inventories

H&H's precious metal and commodity inventories are subject to market price fluctuations. H&H enters into commodity futures and forward contracts to migrate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed-price contracts. HNH's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price changes in these commodities or markets could negatively impact HNH's earnings. HNH does not enter into derivatives or other financial instruments for trading or speculative purposes.

As of March 31, 2015, HNH had the following outstanding future contracts with settlement dates ranging from
April to June 2015. There were no forward contracts outstanding as of March 31, 2015.

Commodity	Amount	Notional Value
Silver	795,000 ounces	$13,600
Gold	900 ounces	$1,100
Copper	350,000 pounds	$1,000
Tin	60 metric tons	$1,000

H&H accounts for these contracts as either fair value hedges or economic hedges under the guidance in ASC 815, Derivatives and Hedging.

Fair Value Hedges. Of the total futures contracts outstanding, 655,000 ounces of silver and substantially all of the copper contracts are designated and accounted for as fair value hedges under ASC 815. The fair values of these derivatives are recognized as derivative assets and liabilities in the Company's Consolidated Balance Sheets. The net change in fair value of the derivative assets and liabilities, and the change in the fair value of the underlying hedged inventory, are recognized in the consolidated statement of operations, and such amounts principally offset each other due to the effectiveness of the hedges. The fair value hedges are associated primarily with HNH's precious metal inventory carried at fair value.

Economic Hedges. The remaining outstanding futures contracts for silver, and all of the contracts for gold and tin, are accounted for as economic hedges. As these derivatives are not designated as accounting hedges under ASC 815, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market, and both realized and unrealized gains and losses are recorded in current period earnings in the Consolidated Statement of Operations. The economic hedges are associated primarily with HNH's precious metal inventory valued using the LIFO method.

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

Debt Agreements

As discussed in Note 13 - "Debt and Capital Lease Obligations," Handy & Harman Group Ltd. ("H&H Group") has entered into two interest rate swap agreements to reduce its exposure to interest rate fluctuations. These derivatives are not designated as accounting hedges under U.S. GAAP; they are accounted for as derivatives with no hedge designation. HNH records the gains or losses both from the mark-to-market adjustments and net settlements in interest expense in the consolidated statement of operations as the hedges are intended to offset interest rate movements.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Fair Value of Derivative Instruments in the Company's Consolidated Balance Sheets:

Derivative	Balance Sheet Location	March 31, 2015	December 31, 2014
Commodity contracts (a), (b)	Prepaid and other current assets	$409	$667
Commodity contracts (a)	Prepaid and other current assets	$139	$97
Interest rate swap agreements (a)	Other current liabilities	$(131)	$(138)
(a) Carrying amount equals fair value.
(b) Designated as hedging instruments as of March 31, 2015.

Effect of derivative instruments on the Company's Consolidated Statements of Operations:

		Three Months Ended March 31,
		2015	2014
Derivative	Statement of Operations Location	Gain (loss)	Gain (loss)
Commodity contracts (a)	Cost of goods sold	$(914)	$(126)
Commodity contracts	Cost of goods sold	147	(21)
Commodity contracts	Realized and unrealized loss (gain) on derivatives	(207)	140
Interest rate swap agreements	Interest expense	(45)	(45)
Total derivatives		$(1,019)	$(52)
(a) Designated as hedging instruments as of March 31, 2015.

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

At March 31, 2015 and December 31, 2014, WebBank’s undisbursed loan commitments totaled $110,471 and $82,788, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of the Bank’s lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

WebBank estimates an allowance for potential losses on off-balance sheet contingent credit exposures related to the guaranteed amount of its SBA and USDA loans and whether or not the SBA/USDA honors the guarantee. WebBank determines the allowance for these contingent credit exposures based on historical experience and portfolio analysis. The allowance is included with other liabilities in the consolidated balance sheet, with any related increases or decreases in the reserve included in the statement of income. The allowance was $188 at March 31, 2015 and December 31, 2014, respectively, and is included within Other current liabilities in the Company's Consolidated Balance Sheets.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

7. TRADE, OTHER AND LOANS RECEIVABLE

Trade and Other Receivables, Net

	March 31, 2015	December 31, 2014
Trade accounts receivable, net of allowance for doubtful accounts of $1,739 in 2015 and $2,149 in 2014	$95,644	$85,553
Other receivables	11,889	1,887
Total	$107,533	$87,440

Loans Receivable

    Major classification of WebBank’s loans receivable at March 31, 2015 and December 31, 2014 are as follows:

	Total				Current		Non-current
	March 31, 2015%		December 31, 2014%		March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Real estate loans:
Commercial – owner occupied	$1,626	2%	$1,650	1%	$97	$96	$1,529	$1,554
Commercial – other	265	—%	264	—%	—	—	265	264
Total real estate loans	1,891	2%	1,914	1%	97	96	1,794	1,818
Commercial and industrial	78,224	58%	75,706	64%	1,220	1,142	77,004	74,564
Loans held for sale	54,547	40%	40,886	35%	54,547	40,886	—	—
Total loans	134,662	100%	118,506	100%	55,864	42,124	78,798	76,382
Less:
Deferred fees and discounts	(19)		(20)		(19)	(20)	—	—
Allowance for loan losses	(638)		(557)		(638)	(557)	—	—
Total loans receivable, net (a)	$134,005		$117,929		$55,207	$41,547	$78,798	$76,382
(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, net was $134,378 and $117,346 at March 31, 2015 and December 31, 2014, respectively.

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

Changes in the allowance for loan losses are summarized as follows:

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
December 31, 2013	$77	$28	$319	$424
Charge-offs	—	—	(3)	(3)
Recoveries	62	7	8	77
Provision	(104)	(7)	22	(89)
March 31, 2014	$35	$28	346	$409
December 31, 2014	$64	$12	$481	$557
Charge-offs	—	—	—	—
Recoveries	1	11	7	19
Provision	(5)	(12)	79	62
March 31, 2015	$60	$11	$567	$638

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	Real Estate
March 31, 2015	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$59	$59
Collectively evaluated for impairment	60	11	508	579
Total	$60	$11	$567	$638
Outstanding Loan balances:
Individually evaluated for impairment	$368	$—	$87	$455
Collectively evaluated for impairment	1,257	265	78,138	79,660
Total	$1,625	$265	$78,225	$80,115

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

Loans are reported as past due when either principal or interest is due and unpaid for a period of 30 days or more. Loans past due 90 days or more and still accruing interest were $0 and $52 at March 31, 2015 and December 31, 2014, respectively.

Nonaccrual loans are summarized as follows:

	March 31, 2015	December 31, 2014
Real Estate Loans:
Commercial - Owner Occupied	$368	$374
Total Real Estate Loans	368	374
Commercial and Industrial	16	16
Total Loans	$384	$390

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Past due loans (accruing and nonaccruing) are summarized as follows:

March 31, 2015	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Recorded investment in accruing loans 90+ days past due	Nonaccrual loans that are current (1)
Real Estate Loans:
Commercial - Owner Occupied	$1,239	$18	$368	$386	$1,625	$—	$—
Commercial - Other	265	—	—	—	265	—	—
Total Real Estate Loans	1,504	18	368	386	1,890	—	—
Commercial and Industrial	78,157	52	16	68	78,225	—	—
Total Loans	$79,661	$70	$384	$454	$80,115	$—	$—

(1) Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

December 31, 2014	Current	30-89 days past due	90+ days past due	Total past due (2)	Total loans	Recorded investment in accruing loans 90+ days past due	Nonaccrual loans that are current (1)
Real Estate Loans:
Commercial - Owner Occupied	$1,228	$49	$373	$422	$1,650	$—	$—
Commercial - Other	264	—	—	—	264	—	—
Total Real Estate Loans	1,492	49	373	422	1,914	—	—
Commercial and Industrial	75,635	3	68	71	75,706	52	—
Total Loans	$77,127	$52	$441	$493	$77,620	$52	$—

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

March 31, 2015	Pass	Special Mention	Sub- standard	Doubtful	Total loans
Real Estate Loans:
Commercial - Owner Occupied	$1,239	$18	$368	$—	$1,625
Commercial - Other	265	—	—	—	265
Total Real Estate Loans	1,504	18	368	—	1,890
Commercial and Industrial	76,957	1,181	87	—	78,225
Total Loans	$78,461	$1,199	$455	$—	$80,115

December 31, 2014	Pass	Special Mention	Sub- standard (1)	Doubtful	Total loans
Real Estate Loans:
Commercial - Owner Occupied	$1,258	$19	$373	$—	$1,650
Commercial - Other	264	—	—	—	264
Total Real Estate Loans	1,522	19	373	—	1,914
Commercial and Industrial	74,439	1,183	84	—	75,706
Total Loans	$75,961	$1,202	$457	$—	$77,620

(1) $4 is guaranteed by the USDA or SBA.

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. When loans are impaired, an estimate of the amount of the balance that is impaired is made and a specific reserve is assigned to the loan based on the estimated present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral less the cost to sell. When the impairment is based on amount on the fair value of the loan’s underlying collateral, the portion of the balance that is impaired is charged off, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. The Bank recognized $1 and $26 on impaired loans for the three months ended March 31, 2015 and 2014, respectively.

Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. Payments are recognized when cash is received.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Information on impaired loans is summarized as follows:

		Recorded investment
March 31, 2015	Unpaid principle balance	with no allowance	with allowance	Total recorded investment	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$425	$368	$—	$368	$—	$139
Total Real Estate Loans	425	368	—	368	—	139
Commercial and Industrial	196	28	59	87	59	31
Total Loans	$621	$396	$59	$455	$59	$170

		Recorded investment
December 31, 2014	Unpaid principle balance	with no allowance	with allowance	Total recorded investment (1)	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$430	$374	$—	$374	$—	$750
Total Real Estate Loans	430	374	—	374	—	750
Commercial and Industrial	193	28	56	84	52	131
Total Loans	$623	$402	$56	$458	$52	$881

(1)$4 is guaranteed by the USDA or SBA.

8. INVENTORIES, NET

A summary of Inventories, net is as follows:

	March 31, 2015	December 31, 2014
Finished products	$28,224	$24,424
In-process	11,845	10,310
Raw materials	14,008	12,346
Fine and fabricated precious metal in various stages of completion	20,084	17,094
	74,161	64,174
LIFO reserve	(346)	(90)
Total	$73,815	$64,084

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

As of March 31, 2015, H&H’s customer metal consisted of 175,164 ounces of silver, 534 ounces of gold, and 1,392 ounces of palladium. As of December 31, 2014, H&H’s customer metal consisted of 191,217 ounces of silver, 518 ounces of gold, and 1,392 ounces of palladium.

	March 31, 2015	December 31, 2014
Supplemental inventory information:
Precious metals stated at LIFO cost	$6,565	$4,839
Precious metals stated under non-LIFO cost methods, primarily at fair value	13,173	12,165
Market value per ounce:
Silver	17.06	15.75
Gold	1,195.75	1,199.25
Palladium	748.00	798.00

9. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	March 31, 2015	December 31, 2014
Land	$9,435	$9,523
Buildings and improvements	53,669	53,742
Machinery, equipment and other	197,191	194,356
Construction in progress	6,130	4,738
	266,425	262,359
Accumulated depreciation and amortization	(84,180)	(78,045)
Net property, plant and equipment	$182,245	$184,314

Depreciation expense was $6,325 and $6,092 for the three months ended March 31, 2015 and 2014, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying value of goodwill by reportable segment is as follows:

	March 31, 2015
	Diversified	Energy	Corporate	Total
Balance at beginning of year
Gross Goodwill	$26,299	$64,790	$81	$91,170
Accumulated impairments	—	(45,219)	—	(45,219)
Net Goodwill	26,299	19,571	81	45,951
Acquisitions (a)	20,921	—	8,295	29,216
Impairment	—	—	—	—
Currency translation adjustment	(29)	—	—	(29)
Other adjustments	—	—	—	—
Balance at end of period
Gross Goodwill	47,191	64,790	8,376	120,357
Accumulated impairments	—	(45,219)	—	(45,219)
Net Goodwill	$47,191	$19,571	$8,376	$75,138
(a) Goodwill from acquisitions relates to HNH's acquisition of ITW and the Company's acquisition of CoSine, both of which were in the first quarter of 2015. These balances are subject to adjustment during the finalization of the purchase price allocation for these acquisitions. For additional information, see Note 2 - "Acquisitions"

	December 31, 2014
	Diversified	Energy	Corporate	Total
Balance at beginning of year
Gross Goodwill	$26,260	$64,790	$81	$91,131
Accumulated impairments	—	(3,769)	—	(3,769)
Net Goodwill	26,260	61,021	81	87,362
Acquisitions	—	—	—	—
Impairment	—	(41,450)	—	(41,450)
Currency translation adjustment	(37)	—	—	(37)
Other adjustments (a)	76	—	—	76
Balance at end of period
Gross Goodwill	26,299	64,790	81	91,170
Accumulated impairments	—	(45,219)	—	(45,219)
Net Goodwill	$26,299	$19,571	$81	$45,951
(a) Represents final purchase price allocation adjustments, including a final working capital adjustment, associated with the HNH acquisition of Hickman.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

A summary of Other intangible assets, net is as follows:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Product and customer relationships	$113,952	$32,125	$81,827	$113,952	$29,726	$84,226
Trademarks	28,803	6,363	22,440	28,803	5,856	22,947
Patents and technology	16,816	6,368	10,448	16,773	6,023	10,750
Other	6,819	1,862	4,957	2,426	1,799	627
	$166,390	$46,718	$119,672	$161,954	$43,404	$118,550

Trademarks with indefinite lives as of March 31, 2015 and December 31, 2014 were $8,020. Amortization expense related to intangible assets was $3,347 and $3,494 for the three months ended March 31, 2015 and 2014, respectively.

Other intangible assets as of March 31, 2015 also include $4,400 in intangible assets, primarily unpatented technology, associated with HNH's ITW acquisition. This balance is subject to adjustment during the finalization of the purchase price allocation for the ITW acquisition.

11. BANK DEPOSITS

A summary of WebBank deposits is as follows:

Time deposits year of maturity:	March 31, 2015	December 31, 2014
2015	$26,757	$27,001
2016	54,735	50,386
2017	34,689	26,671
2018	6,973	—
Total time deposits	123,154	104,058
Money market deposits	55,032	60,802
Total deposits (a)	$178,186	$164,860
Current	$81,295	$87,804
Long-term	96,891	77,056
Total deposits	$178,186	$164,860

Time deposit accounts under $100	$101,242	$86,274
Time deposit accounts $100 and over	21,912	17,784
Total time deposits	$123,154	$104,058
(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of deposits was $178,978 and $165,381 at March 31, 2015 and December 31, 2014, respectively.

12. RELATED PARTY TRANSACTIONS

Management Agreement with SP General Services LLC

The Manager receives a fee, pursuant to the terms of an amended and restated management agreement, (the “Management Agreement”) at an annual rate of 1.5% of total SPLP Partners' capital ("Management Fee"), payable on the first day of each quarter and subject to quarterly adjustment. In addition, SPLP issued to the Manager partnership profits interests in the form of incentive units, which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP which are determined as of the last day of each fiscal year (see Note 15 - "Capital and Accumulated other Comprehensive Income" for additional information on the incentive units).

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the independent directors. For the three months ended March 31, 2015 and 2014, the Manager earned a Management Fee of $1,856 and $2,312, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations. There were no unpaid amounts for management fees at March 31, 2015 or December 31, 2014.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. The Manager incurred approximately $721 and $1,019 of reimbursable expenses during the three months ended March 31, 2015 and 2014, respectively, in connection with its provision of services under the Management Agreement. Unpaid amounts for reimbursable expenses were approximately $608 and $1,504 at March 31, 2015 and December 31, 2014, respectively, and are included in Payable to related parties.

In the first quarter of 2015, SPLP issued units to WGL Capital Corp. (the "Investment Manager") an affiliate of the Manager. The units issued were for the final settlement of the additional liability due to the Investment Manager of approximately $1,800 (see Note 15 - Capital and Accumulated Other Comprehensive Income.")

Corporate Services
SPH Services, a subsidiary of SPLP, was created to consolidate the executive and corporate functions of SPLP and certain of its affiliates, and to provide such services to other portfolio companies. SP Corporate Services LLC ("SP Corporate"), through Management Services Agreements with these companies, provides services which include assignment of C-Level management personnel, as well as a variety of services including legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services. The fees payable under these agreements are initially based on the level of services expected to be provided. They are subject to annual review and adjustment and are approved by the respective company's board of directors. The agreements automatically renew for successive one-year periods unless and until terminated in accordance with the agreement. Under certain circumstances, the termination may result in payment of a termination fee to SP Corporate.
Consolidated subsidiaries that have agreements with SP Corporate include HNH, Steel Excel, SPLP, Web Financial Holdings, DGT,WebBank, BNS and CoSine. Annual amounts to be billed to these companies are $8,885, $8,150, $6,000, $2,000, $476, $250, $204 and $204, respectively, and are eliminated in consolidation.
In addition to its servicing agreements with SPLP and its consolidated subsidiaries, SP Corporate has management services agreements with other companies considered to be related parties, including NOVT, Ore Holdings, Inc., J. Howard Inc., SL Industries, Inc., Steel Partners, Ltd., iGo and MLNK. In total, SP Corporate will charge approximately $3,900 annually to these companies.

SPII Liquidating Trust

SPLP holds interests in the SPII Liquidating Trust, an entity that holds certain investments which it acquired in connection with the Exchange Transaction, which the Manager and its affiliate serve as the manager and liquidating trustee, respectively, without compensation other than reimbursement for out-of-pocket expenses. The SPII Liquidating Trust currently has an investment in Steel Partners China Access I L.P. See Note 4 - "Investments" for additional information.

Mutual Securities

Pursuant to the Management Agreement, the Manager was responsible for selecting executing brokers. Securities transactions for SPLP are allocated to brokers on the basis of reliability and best price and execution. The Manager has selected Mutual Securities as an introducing broker and may direct a substantial portion of the managed entities’ trades to such firm among others. An officer of the Manager and SPH GP is affiliated with Mutual Securities. The Manager only uses Mutual Securities when such use would not compromise the Manager’s obligation to seek best price and execution. SPLP has the right to pay commissions to Mutual Securities, which are higher than those that can be obtained elsewhere, provided that the Manager believes that the rates paid are competitive institutional rates. Mutual Securities also served as an introducing broker

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

for SPLP’s trades. The Commissions paid by SPLP to Mutual securities were approximately $47 and $130 for the three months ended March 31, 2015 and 2014, respectively. Such commissions are included in Net investment gains (losses) in the Company's Consolidated Statements of Operations. The portion of the commission paid to Mutual Securities ultimately received by such officer is net of clearing and other charges.

Other

SPLP has an arrangement whereby it holds an asset on behalf of a related party in which it has an investment. The asset had a fair value of $37,134 and $34,280 at March 31, 2015 and December 31, 2014, respectively. Under the terms of this arrangement, the related party is the sole beneficiary and SPLP does not have an economic interest in the asset and SPLP has no capital at risk with respect to such asset, other than indirectly through its indirect investment in such related party. No amounts related to this arrangement are recorded on the Consolidated Balance Sheets. For the three months ended March 31, 2015 and 2014, SPLP was indirectly compensated for providing this arrangement by the payment of a fee. The fees were not material.

The Company’s non-management directors receive an annual retainer of $150, of which $75 is paid in cash and $75 is paid in restricted common units of SPLP. The restricted units vest over a three year period. These directors are also paid fees of $1 for each board committee meeting attended. The chairmen of the Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee are paid an additional fee of $60 (effective May 1, 2013), $5 and $5 annually, respectively. For the three months ended March 31, 2015 and 2014 non-management directors’ fees expensed were $237 and $210, respectively. Unpaid non-management directors’ fees are included in Payable to related parties and were $42 and $46 at March 31, 2015 and December 31, 2014, respectively.

At March 31, 2015 and December 31, 2014, several related parties and consolidated subsidiaries had deposits totaling $11,952 and $14,875, respectively, in WebBank. $9,396 and $12,391 of these deposits have been eliminated in consolidation as of March 31, 2015 and December 31, 2014, respectively. These deposits held at WebBank earned $20 and $27 in interest for the three months ended March 31, 2015 and 2014, respectively. $16 and $23 of this interest has been eliminated in consolidation for the three months ended March 31, 2015 and 2014, respectively.

SPLP has an estimated liability of $116 as of March 31, 2015 and December 31, 2014 included in other current liabilities which, pursuant to the Amended Exchange Agreement, is indemnified by Steel Partners II (Onshore) LP (“SPII Onshore”). As a result, the Company recorded an amount receivable from SPII Onshore reported in Receivable from related parties in the Company's Consolidated Balance Sheets.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

13. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following:

	March 31, 2015	December 31, 2014
Short term debt:
Foreign	$868	$602
Short-term debt	868	602
Long-term debt:
Steel Excel Term Loan	75,982	79,285
HNH Revolving Facilities	89,705	193,375
SPLP Revolving Facility	66,603	33,788
Other debt - domestic	7,926	8,014
Foreign loan facilities	1,328	1,412
Subtotal	241,544	315,874
Less portion due within one year	19,528	19,592
Long-term debt	222,016	296,282
Total debt	$242,412	$316,476
Capital lease facility
Current portion of capital lease	$483	$486
Long-term portion of capital lease	173	288
	$656	$774

SPLP Revolving Credit Facility

On March 27, 2015 the Company amended its Credit Agreement (the “Amended Credit Facility”) with PNC Bank, National Association (“PNC”), as administrative agent for the lenders thereunder. The Amended Credit Facility provides for a revolving credit facility with borrowing availability of up to $75,000 and the additional flexibility to allow one or more new lenders to join and become a party to the Amended Credit Facility with a minimum revolving credit commitment amount of not less than $10,000, and not to exceed a total commitment of $100,000. Amounts outstanding under the Amended Credit Facility bear interest at SPLP's option at either the Base Rate, as defined, plus 0.50% or LIBOR plus the applicable margin under the loan agreement of 1.50%, and are collateralized by first priority security interests of certain of the Company's deposit accounts and publicly traded securities. The average interest rate on the Amended Credit Facility was 1.74% as of March 31, 2015. The Amended Credit Facility requires a commitment fee to be paid on unused borrowings and also contains customary affirmative and negative covenants, including a minimum cash balance covenant, restrictions against the payment of dividends and customary events of default. Any amounts outstanding under the Amended Credit Facility are due and payable in full on October 23, 2017. The Amended Credit Facility also includes provisions for the issuance of letters of credit up to $10,000, with any such issuances reducing total borrowing availability. There were no letters of credit outstanding at March 31, 2015.

In April 2014, the Company borrowed approximately $47,500 under the Amended Credit Facility in connection with a tender offer for its common units (see Note 15 - "Capital and Accumulated Other Comprehensive Income" for additional information) and in the first quarter of 2015, the Company borrowed an additional $37,000 to fund CoSine's tender offer for API (see Note 2 - "Acquisitions" for additional information).

HNH Debt

Senior Credit Facility

On August 29, 2014, H&H Group, a wholly owned subsidiary of HNH, entered into amended and restated senior credit facility ("Senior Credit Facility") which provides for an up to $365,000 senior secured revolving credit facility, including a $20,000 sublimit for the issuance of letters of credit and a $20,000 sublimit for the issuance of swing loans. On November 24, 2014, H&H Group, entered into an amendment to its Senior Credit Facility, solely for the purpose of modifying and clarifying the definition

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

of the term "Guarantee." Borrowings under the Senior Credit Facility bear interest at H&H Group's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in a the loan agreement (2.25% and 1.25%, respectively, for LIBOR and Base Rate borrowings at March 31, 2015), and the revolving facility provides for a commitment fee to be paid on unused borrowings. The weighted average interest rate on the revolving facility was 3.16% at March 31, 2015. H&H Group's availability under the Senior Credit Facility was $157,400 as of March 31, 2015.

On January 22, 2015, H&H Group, and certain subsidiaries of H&H Group, entered into an amendment to its Senior Credit Facility to, among other things, provide for the consent of the administrative agent and the lenders, subject to compliance with certain conditions, for the tender offer by HNH Group Acquisition LLC, a newly formed subsidiary of H&H Group, for the shares of JPS, including the use of up to $71,000 under the Senior Credit Facility to purchase such shares, and certain transactions related thereto. In addition, HNH Group Acquisition LLC and HNH Acquisition LLC, another newly formed subsidiary of H&H Group, will become guarantors under the Senior Credit Facility pursuant to the amendment. See further discussion regarding the JPS transaction in Note 21 - "Subsequent Events."

The Senior Credit Facility will expire, with all amounts outstanding balances due and payable, on August 29, 2019. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of H&H Group, and obligations under the Senior Credit Facility are collateralized by first priority security interests in and liens upon present and future assets of H&H Group and these subsidiaries, which approximated $362,000 at March 31, 2015. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. HNH was in compliance with all debt covenants at March 31, 2015.

HNH's prior senior credit facility, as amended, consisted of a revolving credit facility in an aggregate principal amount not to exceed $110,000 and a senior term loan. On August 5, 2014, this agreement was further amended to, among other things, permit a new $40,000 term loan and permit H&H Group to make a distribution to HNH of up to $80,000.The revolving facility provided for a commitment fee to be paid on unused borrowings. Borrowings under the prior senior credit facility bore interest, at H&H Group's option, at a rate based on LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement. On August 29, 2014, all amounts outstanding under this agreement were repaid

    Interest Rate Swap Agreements

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

Steel Excel Term Loan

Steel Excel's energy business has a credit agreement, as amended (the "Amended Credit Agreement") with Wells Fargo Bank National Association, RBS Citizens, N.A., and Comerica Bank that provides for a borrowing capacity of $105,000 consisting of a $95,000 secured term loan (the “Term Loan”) and up to $10,000 in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable.

Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy Ltd. ("Steel Energy") and its wholly-owned subsidiaries Sun Well Service, Inc. ("Sun Well") and Rogue Pressure Services, LLC ("Rogue"), and Black Hawk Energy Services Ltd ("Black Hawk Ltd."), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue and Black Hawk Ltd. The carrying value as of March 31, 2015 of the assets pledged as collateral by Steel Energy and its subsidiaries under the Amended Credit Agreement was approximately $186,900.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3,300 and a balloon payment due on the maturity date. At March 31, 2015, $76,000 was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans. Principal payments under the Amended Credit Agreement for the remainder of 2015 and subsequent years are $9,911, $13,214, $13,214, and $39,643 for the remainder of 2015, 2016, 2017 and 2018, respectively.

The interest rate on the borrowings under the Amended Credit Agreement was 2.8% at March 31, 2015. For the three months ended March 31, 2015 and 2014 Steel Excel incurred interest expense of $600 and $800, respectively, in connection with the Amended Credit Agreement. Steel Excel was in compliance with all financial covenants of the Amended Credit Agreement as of March 31, 2015.

14. PENSION BENEFIT PLANS

The following table presents the components of pension expense and components of other post-retirement benefit income (expense) for the HNH pension plans included the following:

	Pension Benefits
	Three Months Ended March 31,
	2015	2014
Interest cost	$4,760	$5,248
Expected return on plan assets	(5,517)	(6,050)
Amortization of actuarial loss	1,595	577
Total	$838	$(225)

HNH expects to have required minimum contributions to the WHX Pension Plan of $13,300 for the remainder of 2015, $14,300, $15,300, $17,000, $18,300 and $56,400 in 2016, 2017, 2018, 2019 and for the five years thereafter, respectively. Required future contributions are determined based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

In addition to its pension plans, which are included in the table above, HNH also maintains several other post-retirement benefit plans covering certain of its employees and retirees. The approximate aggregate expense for these plans was $500 and $400 for the three months ended March 31, 2015 and 2014, respectively.

15. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME

As of March 31, 2015 the Company has two classes of common units which include 27,533,451 Class A units and 130,264 Class B units. The Class B units were issued in the first quarter of 2015 to WGL Capital Corp. (the "Investment Manager") an affiliate of the Manager. The units issued were for the final settlement of the additional liability due to the Investment Manager of approximately $1,800. Instead of receiving the amount in cash, the Investment Manager elected for the total amount to be paid in common units of the Company. The Class B Common Units are identical to the regular Common Units in all respects except that net tax losses are not allocated to a holder of Class B Common Units, liquidating distributions made by the Company to such holder may not exceed the amount of its capital account allocable to such Common Units, and such holder may not sell such Common Units in the public market. At such time that that the amount of the capital account allocable to a Class B Common Unit is equal to the amount of the capital account allocable to a regular Common Unit, such Class B Common Unit convert automatically into a regular Common Unit.

As of December 31, 2014, the Company had one class of units outstanding totaling 27,566,200.

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

Common Units Issuance - Directors

The Company's non-management directors receive annual equity compensation in the amount of $75 in the form of restricted common units of the Company. The restrictions vest over a three year period, with one-third of the units vesting on the anniversary date of the grants. The total value of the unvested restricted units granted was $490 as of March 31, 2015. Total expense for the restricted units issued was approximately $94 and $94 for the three months ended March 31, 2015 and 2014, respectively.

Accumulated Other Comprehensive Income

Changes, net of tax, in Accumulated other comprehensive income are as follows:

	Three Months Ended March 31, 2015
	Unrealized gain on available-for-sale securities	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at beginning of period	$83,137	$(4,691)	$(75,641)	$2,805
Other comprehensive income (loss), net of tax - before reclassifications (a)	24,622	(1,121)	1,076	24,577
Reclassification adjustments, net of tax (b)	(22,478)	—	—	(22,478)
Net other comprehensive income (loss) attributable to common unit holders (c)	2,144	(1,121)	1,076	2,099
Balance at end of period	$85,281	$(5,812)	$(74,565)	$4,904
(a) Net of a tax benefit of approximately $1,458.
(b) Net of a tax benefit of approximately $53.
(c) Amounts do not include net unrealized gains on available-for-sale securities of $2,254, cumulative translation adjustment losses of $513 and income from the change in pension and other post-retirement obligations of $551, which are attributable to noncontrolling interests.

Noncontrolling Interests in Consolidated Entities

Noncontrolling interests in consolidated entities at March 31, 2015 and December 31, 2014 represent the interests held by the noncontrolling shareholders of HNH, Steel Excel, CoSine, DGT and the BNS Liquidating Trust.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP which are determined as of the last day of each fiscal year.  If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date.  In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company would record a negative incentive unit expense in the quarter when such over accrual is determined. The expense is recorded in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations. Incentive unit expense of approximately $7,393 and $544, was recorded in the three months ended March 31, 2015 and 2014, respectively.
Subsidiary Purchases of the Company's Common Units
During the three months ended March 31, 2015, a subsidiary of the Company purchased 32,749, of the Company's common units at a total cost of $563. The purchases of these units are reflected as treasury unit purchases in the Company's consolidated financial statements.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

16. NET INCOME (LOSS) PER COMMON UNIT

The following data was used in computing net income (loss) per common unit shown in the Company's Consolidated Statements of Operations:

	Three Months Ended March 31,
	2015	2014
Net income (loss) from continuing operations	$18,807	$(14,357)
Net loss from continuing operations attributable to noncontrolling interests in consolidated entities	3,584	70
Net income (loss) from continuing operations attributable to common unit holders	22,391	(14,287)
Income from discontinued operations	86,971	2,811
Net income from discontinued operations attributable to noncontrolling interests in consolidated entities	(30,931)	(1,230)
Net income from discontinued operations attributable to common unit holders	56,040	1,581
Net income (loss) attributable to common unitholders	$78,431	$(12,706)
Net income (loss) per common unit - basic:
Net income (loss) from continuing operations	$0.81	$(0.46)
Net income from discontinued operations	2.03	0.05
Net income (loss) attributable to common unitholders	$2.84	$(0.41)
Net income (loss) per common unit – diluted:
Net income (loss) from continuing operations	$0.80	$(0.46)
Net income from discontinued operations	2.00	0.05
Net income (loss) attributable to common unitholders	$2.80	$(0.41)
Weighted average common units outstanding - basic	27,658,494	30,803,229
Incentive units	389,321	—
Unvested restricted units	22,073	—
Denominator for net income per common unit - diluted (a)	28,069,888	30,803,229

(a) For the three months ended March 31, 2014 the diluted per unit calculation was based on the basic weighted average units only since the impact of 32,063 incentive units and 22,423 unvested restricted stock units would have been anti-dilutive.

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

Diversified Industrial	Energy	Financial Services	Corporate and Other
Handy & Harman Ltd. ("HNH") (1)	Steel Excel Inc. ("Steel Excel") (1)	WebBank (1)	SPH Services, Inc. ("SPH Services") (1)
SL Industries, Inc. ("SLI") (2)			CoSine Communications, Inc. ("CoSine")(1)
JPS Industries, Inc. ("JPS") (2)			DGT Holdings Corp. ("DGT") (1)
BNS Holdings Liquidating Trust ("BNS Liquidating Trust") (1)
Modus Link Global Solutions, Inc. (2)
SPII Liquidating Trust (2)
Other Investments (3)

(1)	Consolidated subsidiary

(2)	Equity method investment
(3) Other investments classified in Corporate and Other include various investments in available-for-sale securities in the Aerospace/Defense, Restaurant and Manufacturing industries.

Diversified Industrial

HNH is a diversified holding company that owns a variety of manufacturing operations encompassing joining materials, tubing, engineered materials and cutting replacement products and services businesses. See Note 4 - "Investments" for additional information on the equity method investments classified within this segment.

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
SPH services provides legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and similar services, to other affiliated companies. SPH Services charged the Diversified Industrial, Energy and Financial Services segments approximately $2,200, $2,000, and $560,

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

for the three months ended March 31, 2015 and approximately $2,200, $2,000 and $63, for the three months ended March 31, 2014.
CoSine was acquired in the first quarter of 2015 (see Note 2 - "Acquisitions") and had no operations other than payment of expenses and investment gains on sales of available-for-sale securities.

DGT's operations currently consist of a real estate business from the rental of a building retained from the sale of its Medical Systems Group on November 3, 2011. Continuing operations consist of the real estate business, investments, and general and administrative expenses.

Segment information is presented below:

	Three Months Ended March 31,
	2015	2014
Revenue:
Diversified industrial	$137,982	$135,487
Energy	38,885	45,159
Financial services	12,176	6,966
Corporate and other	25,538	245
Total	$214,581	$187,857
Income (Loss) from continuing operations before income taxes:
Diversified industrial	$9,569	$4,774
Energy	(7,092)	3,393
Financial services	7,344	4,078
Corporate and other	16,906	(25,434)
Income (Loss) from continuing operations before income taxes	26,727	(13,189)
Income tax provision	7,920	1,168
Net income (loss) from continuing operations	$18,807	$(14,357)
Income (loss) from equity method investments:
Diversified industrial	$5,500	$690
Energy	(2,110)	(1,433)
Corporate and other	1,658	(17,517)
Total	$5,048	$(18,260)

18. INCOME TAXES

For the three months ended March 31, 2015 and 2014, the Company recorded a tax provision of $7,920 and $1,168, respectively. The Company’s tax provision represents the income tax expense or benefit of its consolidated subsidiaries. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of the deferred tax assets will not be realized in future periods.

During 2015, one of the Company's subsidiaries, Steel Excel, identified an error related to the manner in which the provision for income taxes had reflected the tax effects related to unrealized gains and losses on available for sale securities during 2014 and 2013. As a result, the Company recorded an adjustment to its tax provision of approximately $3,500 in the three months ended March 31, 2015 to correct the error.

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

In July 2013, the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks ("Basel III"). Under the final rules, which began for WebBank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by WebBank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio ("CET1 Ratio") of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 Ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures. WebBank expects that its capital ratios under Basel III will continue to exceed the well capitalized minimum capital requirements.

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

20. COMMITMENTS AND CONTINGENCIES

Environmental Matters

As discussed in more detail below, HNH and BNS have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the HNH and BNS. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of March 31, 2015 and December 31, 2014, on a consolidated basis, the Company has accrued $2,922 and $3,822, respectively, which represents its current estimate of the probable cleanup liabilities, including remediation and legal costs. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

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

HNH Environmental Matters

Certain H&H Group subsidiaries have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH had approximately $1,500 accrued related to estimated environmental remediation costs as of March 31, 2015. HNH also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. During the year ended December 31, 2014, HNH recorded insurance reimbursements of $3,100 for previously incurred remediation costs. During the quarter ended March 31, 2015, HNH recorded an insurance reimbursement of $1,200 for previously incurred remediation costs.

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

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, the NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1,000. The $1,000 was paid solely by the former owner/operator. As of March 31, 2015, over and above the $1,000, total investigation and remediation costs of approximately $4,600 and $1,500 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The final Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or HNH.

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection ("MADEP") to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. On June 20, 2013, HHEM received the MADEP's Notice of Audit Findings and Notice of Noncompliance ("Notice"). HHEM and its consultant held meetings with the MADEP to resolve differences identified in the Notice. As a result of those meetings and subsequent discussions, HHEM initiated additional sampling, testing, and well installations. The additional work is expected to be completed in the second quarter of 2015, with a follow-up response report submitted to the MADEP in the third quarter of 2015. The cost of this additional work is estimated at $200. Additional costs could result from these testing activities and final acceptance of the remediation plan by the MADEP, which cannot be reasonably estimated at this time.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

BNS Litigation Matters

BNS Sub has been named as a defendant in 1,333 and 1,326 alleged asbestos-related toxic-tort claims as of March 31, 2015 and December 31, 2014, respectively. The claims were filed over a period beginning 1994 through March 31, 2015. In many cases these claims involved more than 100 defendants. Of the claims filed, 1,150 and 1,108 were dismissed, settled or granted summary judgment and closed as of March 31, 2015 and December 31, 2014, respectively. Of the claims settled, the average settlement was less than $3. There remained 184 and 218 pending asbestos claims as of March 31, 2015 and December 31, 2014, respectively. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $2,102 at March 31, 2015 and December 31, 2014 in estimated remaining self insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973 although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. In addition, there can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims, and that BNS Sub will not need to increase significantly its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of March 31, 2015 and December 31, 2014, BNS Sub has accrued $1,422 relating to the open and active claims against BNS Sub. This accrual represents the Company’s best estimate of the likely costs to defend against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded, through the retroactive billings by BNS Sub. However, there can be no assurance that BNS Sub will not need to take additional charges in connection with the defense, settlement or judgment of these existing claims or that the costs of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date relating to existing claims. These claims are now being managed by the BNS Liquidating Trust.

21. SUBSEQUENT EVENTS
CoSine Acquisition of API

As disclosed in Note - 2 "Acquisitions", CoSine became a majority-owned controlled subsidiary as the first step in a plan for BidCo's Offer, which commenced on February 4, 2015, to acquire all of the issued and to be issued shares in API for 60 pence in cash per API share not already owned by CoSine or its subsidiaries. As a result of the Offer, BidCo owned approximately 98% of API as of March 31, 2015, however CoSine did not obtain control over the operations of API until April 17, 2015, at which time API became a majority-owned subsidiary of CoSine. As a result, CoSine will account for the acquisition of API in the second quarter of 2015.

API is a manufacturer and distributor of foils, films and laminates used to enhance the visual appeal of products and packaging. API is headquartered in Cheshire, England. The total consideration paid for CoSine's controlling interest in API was approximately $69,000. Due to the significant limitations on access to information prior to the acquisition date, and the limited time since the acquisition date, the initial accounting for the business combination in incomplete at this time. As a result, we have not included the estimated fair values of the assets and liabilities acquired and the pro forma revenue and earnings of the combined entity. We will include this information with our Quarterly Report on Form 10-Q for the second quarter ended June 30, 2015.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

HNH Tender Offer for JPS

On January 26, 2015, HNH issued a press release announcing that HNH Group Acquisition LLC has commenced a tender offer to purchase up to 10,028,724 shares, or approximately 96.5% of the outstanding shares, of common stock of JPS at a price of $10.00 per share in cash to all stockholders other than SPH Group Holdings LLC ("SPHG Holdings"), a subsidiary of SPLP, and with respect to the 4,021,580 JPS shares owned by SPHG Holdings, in exchange for common stock of the Company.
If all shares are tendered, HNH would exchange approximately $60,100 in cash and 863,946 shares of its common stock. On April 29, 2015, HNH announced that it was extending the expiration of the tender offer to May 15, 2015. The extension of the tender offer is intended to facilitate the discussions between the HNH and JPS regarding a potential negotiated transaction.
There is no assurance that HNH and JPS will enter into a definitive agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, unless the context otherwise requires the terms “we,” “us,” “our,” “SPLP” and the “Company” refer to Steel Partners Holdings L.P., a Delaware limited partnership.

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes contained in this Quarterly Report on Form 10-Q, along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

All monetary amounts used in this discussion are in thousands except common unit and share amounts.
OVERVIEW
Steel Partners Holdings L.P. ("SPLP" or the "Company") is a global diversified holding company that engages in multiple businesses, including diversified industrial products, energy, defense, supply chain management and logistics, banking and youth sports.
The following table presents the composition of our segments, which include the operations of our consolidated subsidiaries, as well as income or loss from equity method investments and other investments. Our segments are managed separately and offer different products and services.

Diversified Industrial	Energy	Financial Services	Corporate and Other
Handy & Harman Ltd. ("HNH") (1)	Steel Excel Inc. ("Steel Excel") (1)	WebBank (1)	SPH Services, Inc. ("SPH Services") (1)
SL Industries, Inc. ("SLI") (2)			CoSine Communications, Inc. ("CoSine")(1)
JPS Industries, Inc. ("JPS") (2)			DGT Holdings Corp. ("DGT") (1)
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

Recent Events

On January 20, 2015 ("CoSine Acquisition Date"), the Company entered into a contribution agreement (the “Contribution Agreement”) with CoSine. Pursuant to the Contribution Agreement, the Company contributed (i) 24,807,203 ordinary shares of API Group plc ("API") and (ii) 445,456 shares of common stock of Nathan’s Famous, Inc. ("Nathan's") to CoSine in exchange for 16,500,000 shares of newly issued CoSine common stock and 12,761 shares of newly issued 7.5% series B non-voting preferred stock, which increased our ownership of CoSine to approximately 80%. Prior to obtaining a controlling interest, SPLP owned approximately 48% of the outstanding shares of CoSine, and its investment was accounted for under the traditional equity method. As a result of the above transaction, CoSine became a majority-owned controlled subsidiary and is consolidated with SPLP from the CoSine Acquisition Date and included in the Corporate and Other segment.

The Contribution Agreement was the first step in a plan for a wholly owned UK subsidiary of CoSine ("BidCo") to make an offer (the “Offer”), which commenced on February 4, 2015, to acquire all of the issued and to be issued shares in API for 60 pence in cash per API share not already owned by BidCo. As a result of the Offer, BidCo owned approximately 98% of API as of March 31, 2015, however CoSine did not obtain control over the operations of API until April 17, 2015. As a result, CoSine will account for the acquisition of API in the second quarter of 2015.

For additional information on the acquisition of CoSine, see Note 2 - "Acquisitions" and Note 21 - "Subsequent Events" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

During 2015, one of the Company's subsidiaries, Steel Excel, identified an error related to the manner in which the provision for income taxes had reflected the tax effects related to unrealized gains and losses on available for sale securities during 2014 and 2013. As a result, the Company recorded an adjustment to its tax provision of approximately $3,500 in the three months ended March 31, 2015 to correct the error.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
Revenues	$214,581	$187,857
Cost of goods sold	131,694	133,331
Selling, general and administrative expenses	59,911	49,056
All other expenses (income)	5,710	(2,047)
Total costs and expenses	197,315	180,340
Income from continuing operations before income taxes and equity method income (loss)	17,266	7,517
Income tax provision	7,920	1,168
Income (Loss) from equity method investments and investments held at fair value:
Income (Loss) of associated companies, net of taxes	4,649	(18,258)
Income (Loss) from other investments - related party	399	(2)
Income (Loss) from investments held at fair value	4,413	(2,446)
Net income (loss) from continuing operations	18,807	(14,357)
Income from discontinued operations	86,971	2,811
Net income (loss)	105,778	(11,546)
Net income attributable to noncontrolling interests in consolidated entities	(27,347)	(1,160)
Net income (loss) attributable to common unitholders	$78,431	$(12,706)

Revenues

Revenues for the three months ended March 31, 2015 increased $26,724, or 14.2%, as compared to the same period last year due to core growth of 2.7% from improvements in the Diversified Industrial and Financial Services segments, and growth of 11.5% due to other factors, primarily investment gains recorded in the Corporate and Other segment.

Costs and Expenses

Costs and expenses increased $16,975, or 9.4%, as compared to the same period last year. Cost of goods sold decreased $1,637, or 1.2% primarily due to lower revenues in the Energy segment. Selling, general and administrative expenses ("SG&A") expenses increased $10,855, or 22.1%, primarily due to increases in the Corporate and Other segment due to higher incentive unit expense of approximately $7,400 as well as increases across all other segments. All other expenses (income) increased $7,757 in the first quarter of 2015, compared to the same period last year, primarily from higher asset impairment charges of approximately $5,500 due to the impairment of an available-for-sale security in the Corporate and Other segment.

Income (Loss) of Associated Companies

Income (Loss) of associated companies includes income or loss recognized on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee. The majority of these investments are recorded at fair value with changes in value recorded in Loss of associated companies in the Company's Consolidated Statements of Operations. The loss decreased by $22,907 in the first quarter of 2015, compared to the same period last year, primarily due to higher income of $19,000 and $6,200 recorded for MLNK and SLI, respectively, partially offset by lower income recorded in JPS of $ approximately $2,000 when compared to the first quarter of 2014 (see Note 4 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q for additional information).

SEGMENT RESULTS OF OPERATIONS

The following is a summary of SPLP’s consolidated operating results, classified by segment:

	Three Months Ended March 31,
	2015	2014
Revenue:
Diversified industrial	$137,982	$135,487
Energy	38,885	45,159
Financial services	12,176	6,966
Corporate	25,538	245
Total Revenue	$214,581	$187,857
Net income (loss) from continuing operations before income taxes:
Diversified industrial	$9,569	$4,774
Energy	(7,092)	3,393
Financial services	7,344	4,078
Corporate	16,906	(25,434)
Total	26,727	(13,189)
Income tax provision	7,920	1,168
Net income (loss) from continuing operations	18,807	(14,357)
Income from discontinued operations	86,971	2,811
Net income attributable to noncontrolling interests in consolidated entities	(27,347)	(1,160)
Net income (loss) attributable to common unitholders	78,431	(12,706)
Other comprehensive income	2,100	2,574
Comprehensive income (loss) attributable to common unitholders	$80,531	$(10,132)

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

The following presents a summary of the Diversified Industrial segment operating results as reported in our consolidated financial statements:

	Three Months Ended March 31,
	2015	2014
Sales	$137,982	$135,487
Cost of sales	99,725	98,458
Gross profit	38,257	37,029
Selling, general and administrative expenses	32,721	31,472
Interest expense	1,167	1,546
Derivative activity loss (income)	207	(140)
Other expense, net	93	67
Net income from continuing operations before income taxes	4,069	4,084
Income (loss) from associated companies:
JPS	1,769	3,217
SLI	3,731	(2,527)
Total Segment Income	$9,569	$4,774

Net sales for the three months ended March 31, 2015 increased by $2,495, or 1.8% when compared to the same period in 2014. The change in net sales reflects a net increase from core growth of approximately $6,700, which were partially offset by a reduction of approximately $4,200 in net sales due to lower average silver prices. Value added sales, defined as net sales less revenue from the direct purchase and resale of precious metals, increased by approximately $6,700 on higher volume, primarily from the Building Materials group. The average silver market price was approximately $16.74 per troy ounce in the first quarter of 2015, as compared to $20.14 per troy ounce in the same period in 2014.

Gross profit for the three months ended March 31, 2015 increased by $1,228, or 3.3%, when compared to the same period of 2014, and, as a percentage of net sales, increased to 27.7% as compared to 27.3% in 2014. The change in gross profit reflects a net increase from core growth of approximately $1,800, which was partially offset by a reduction of approximately $500 in gross profit due to lower average silver prices. Higher sales volume from the Building Materials group lead to the increase in gross profit from HNH's core business. The gross profit margin improvement was principally due to favorable product mix in the Joining Materials group and favorable labor and manufacturing overhead costs in the Tubing group.

SG&A expenses increased by $1,249, or 4.0%, for the three months ended March 31, 2015, compared to the same period of 2014. The higher SG&A in the first quarter of 2015 was driven by higher compensation costs during the three months ended March 31, 2015, which were partially offset by lower employee benefit costs and the recording of an insurance reimbursement of $1,200 for previously incurred environmental remediation costs.

Interest expense decreased by $379, or 24.5%, for the three months ended March 31, 2015, compared to the same period of 2014. The lower interest expense for the three months ended March 31, 2015 was primarily due to lower borrowing levels by HNH in the first quarter of 2015.

Derivative activity loss was $207 for the three months ended March 31, 2015, compared to income of $140 in the same period of 2014. The amounts in both periods were attributable to HNH's commodity contracts. HNH utilizes commodity forward and futures contracts to mitigate the impact of price fluctuations on its precious metal and certain non-precious metal inventories. The factors that affect the gain or loss on these derivative instruments are changes in the price of the associated metals and the amount of ounces hedged.

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

Energy Segment

SPLP's Energy segment consists of its consolidated subsidiary Steel Excel. Steel Excel provides drilling and production services to the oil and gas industry. In addition, Steel Excel has a sports business ("Steel Sports"). The operations of Steel Sports are not considered material and are included in our Energy segment. The following presents a summary of the Energy segment operating results:

	Three Months Ended March 31,
	2015	2014
Net revenues	$38,885	$45,159
Cost of sales	31,911	34,814
Gross profit	6,974	10,345
Selling, general & administrative expenses	9,569	9,146
Interest expense	641	867
Other expense (income), net	1,746	(4,494)
Net (loss) income from continuing operations before income taxes	(4,982)	4,826
Loss from associated companies	(2,110)	(1,433)
Total segment (loss) income	$(7,092)	$3,393

Recent developments in the oil services industry will have had an adverse effect on the results of operations of the
Company's Energy segment in the first quarter of 2015. The decline in energy prices, particularly the significant decline in oil prices, has resulted in the Energy segment's customers, the oil and gas exploration and production companies (the "E&P
Companies"), cutting back on their capital expenditures, which resulted in reduced drilling activity. In addition, the E&P
Companies have sought price concessions from their service providers to offset their drop in revenue. Such actions on the part of the E&P Customers had an adverse effect on the operations of the Energy segment in the first quarter of 2015 and will continue to adversely impact its operations throughout 2015. The Energy segment has experienced a decline in rig utilization in all of its operations and prices for its services have declined. Steel Excel has taken certain actions and instituted cost-reduction measures in an effort to mitigate these adverse effects. The Energy segment's results of operations going forward will be dependent on the price of oil in the future, the resulting drilling rig count in the basins in which it operates, and Steel Excel's ability to return to the pricing and service levels of the past as oil prices increase. Although the impact on the Energy segment's results of operations in 2015 remains uncertain, the drilling rig count in North America has declined significantly and continues to decline, which has directly impacted the segment's rig utilization, and the pricing for the segment's services has declined. As a result, the Company expects the Energy segment to continue to experience a decline in operating income in 2015 as compared to the 2014 results.

For the three months ended March 31, 2015, net revenues decreased $6,274, or 13.9% when compared to the same period of 2014. This was due to a decrease in the energy businesses of $6,800, or 15.4%, primarily from the decline in rig utilization and the decline in prices that resulted from the adverse effects the decline in energy prices had on the oil services industry. Net revenues in the sports businesses increased by $500 from an increase in revenues from UK Elite primarily as a result of operating the business acquired during the 2014 period for the full period in 2015.

Gross profit for the three months ended March 31, 2015, decreased by $3,371, or 32.6% as compared to the same period of 2014, and as a percentage of revenue declined to 17.9% from 22.9%. Gross profit from energy businesses decreased by $3,400 and as a percentage of revenue declined to 17.3% in the first quarter of 2015 from 22.5% in the comparable 2014 period. The gross profit decrease in the energy businesses was as a result of the decline in revenues. Gross profit in from the sports businesses in the 2015 period increased by $100.

SG&A expenses for the three months ended March 31, 2015 increased by $423 as compared to the same period of 2014 primarily as a result of additional costs incurred at UK Elite associated with the business acquired in the 2014 period.

Interest expense of $641 in the three months ended March 31, 2015 decreased by $226 as compared to the same period in 2014 primarily as a result of the repayment of long-term debt.

Other expense (income), net in the three months ended March 31, 2015 primarily represented a realized loss of $2,800 recognized upon initially accounting for an investment under the equity method of accounting at fair value and a foreign exchange loss of $300, partially offset by investment income of $1,600. Other expense (income), net in the three months ended March 31, 2014 primarily represented realized gains on sales of marketable securities of $3,000 and investment income of $1,600.

Financial Services Segment

The Financial Services segment primarily consists of our wholly owned subsidiary, WebFinancial Holding Corporation, which conducts financial operations through its wholly-owned subsidiary, WebBank and WF Asset Corp. WebBank operates in niche banking markets and provides commercial and consumer loans and services. WF Asset Corp. owns a portfolio of investments. WebBank’s deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the current limits, and the bank is examined and regulated by the FDIC and State of Utah Department of Financial Institutions.

The following presents a summary of the Financial Services segment operating results as reported in our consolidated financial statements:

	Three Months Ended March 31,
	2015	2014
Revenue:
Interest income (including fees)	$10,206	$3,771
Non-interest income	1,970	3,195
	12,176	6,966
Costs and expenses:
Selling, general and administrative expenses	4,506	2,842
Interest	264	136
Provision for (Recovery of) loan losses	62	(90)
	4,832	2,888
Net income from continuing operations before income taxes	$7,344	$4,078

Interest Income

Interest income increased by $6,435, or 170.6%, in the three months ended March 31, 2015, compared to the same period of 2014, primarily due to the addition of a new lending program, increased volume in the existing lending programs, and the restructuring of a program which both increased revenue and changed the classification of the revenue from noninterest income to interest income.

Noninterest Income

Noninterest income decreased $1,225, or 38.3% for the three months ended March 31, 2015, compared to the same period of 2014 due primarily to restructuring of a program which changed the classification of the revenue from noninterest income to interest income.

Selling General and Administrative Expenses

The increase in SG&A expenses of $385, or 15.7%, for the three months ended March 31, 2015, compared to the same period last year, was due primarily to higher personnel expenses commensurate with the increase in income discussed above.
Interest Expense
Interest expense represents interest accrued on WebBank depositor accounts. Interest expense increased $128, or 94.1%, for the three months ended March 31, 2015, compared to the same period last year primarily due to a larger deposit balance to support loan growth.
Recovery of Loan Losses

At March 31, 2015, WebBank had an estimated $455 of impaired loans and an allowance for loan losses of $639.

WebBank routinely obtains appraisals on underlying collateral of nonperforming loans and records a provision for losses if the value of the collateral declines below the value of the loans. WebBank recorded a provision for loan losses of $62 for the three months ended March 31, 2015, compared to a reduction in the provision for loan losses of $90 for the three months ended March 31, 2014.

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
The following presents a summary of Corporate and Other segment operating results as reported in our consolidated financial statements:

	Three Months Ended March 31,
	2015	2014
Revenue:
Investment and other income	$400	$405
Net investment gains (losses)	25,138	(160)
	25,538	245
Costs and expenses:
Selling, general and administrative expenses	13,115	5,597
Interest expense	225	62
Impairment charges	5,598	—
Other (income) expenses, net	(4,235)	57
Total costs and expenses	14,703	5,716
Income (Loss) from continuing operations before loss from equity method investments and investments held at fair value	10,835	(5,471)
Equity Method Investments:
Associated Companies:
MLNK	1,726	(17,278)
CoSine (1)	(602)	(126)
Other	135	(111)
Income (Loss) from other investments - related party	399	(2)
Total income (loss) from equity method investments	1,658	(17,517)
Income (Loss) from investments held at fair value	4,413	(2,446)
Total segment income (loss)	$16,906	$(25,434)
(1) CoSine became a consolidated subsidiary in the first quarter of 2015 (see Note 2 "Acquisitions" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q).

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

Investment and other income was relatively flat in the three months ended March 31, 2015 when compared to the same period in 2014.

Net investment gains for the three months ended March 31, 2015 were $25,138, which were primarily due to gains on sales of available-for-sale securities of approximately $18,200 and a gain on our investment in CoSine of approximately $6,900 resulting from the re-measurement of our investment upon the acquisition of a majority interest in CoSine in January 2015 (see

Note 2 - "Acquisitions" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q). The net investment losses of $160 in the first quarter of 2014 were due to changes in value of foreign currency instruments.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of payroll, legal, accounting, audit, tax, management fee and other professional fees. SG&A expenses increased by $7,518 or 134.3% in the three months ended March 31, 2015, compared to the same period in 2014, primarily due to higher non-cash incentive unit expense recorded in the first quarter of 2015 (see Note 15 - "Capital and Accumulated Other Comprehensive Income" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q).

Interest Expense

Interest expense increased in the three months ended March 31, 2015 compared to the same period in 2014 primarily due to borrowings under the credit agreement with PNC Bank, National Association (“PNC”) (the “Amended Credit Facility”). The Company began borrowing under the Amended Credit Facility in April 2014 and increased its borrowings again in January 2015 in order to fund CoSine's tender offer for API (see Note 2 - "Acquisitions" and Note 13 - "Debt and Capital Lease Obligations" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q).

Impairment Charges

In the three months ended March 31, 2015, the Company recorded an impairment charge of approximately $5,500 related to an other-than-temporary decline in an available-for-sale security (see Note 4 - "Investments" in the SPLP financial statements found elsewhere in this Form 10-Q).

Other income, net

Other income, net includes a special dividend of approximately $5,500 received by CoSine from its investment Nathan's.

Equity Method Investments

Associated Companies

We record income or loss on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee. As noted in the table above, the change within the Corporate and Other segment was primarily due to higher income recorded in the first quarter of 2015 related to the investment in MLNK (see Note 4 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q for additional information).

Income (Loss) From Other Investments - Related Party

Income (Loss) from other investments - related party represents the change in fair value that we recognize on our 43.75% investment in each series of the SPII Liquidating Trust (for additional information see Note 4 - “Investments” to the SPLP consolidated financial statements found elsewhere in this Form 10-Q).
Income (Loss) From Investments Held at Fair Value
Income (Loss) from investments held at fair value for the three months ended March 31, 2015 and 2014 includes income or loss that the Company recognizes on its investment in API, an available-for-sale security for which it had previously elected the fair value option, and on the MLNK warrants. For additional information on both of these investments, see Note 4 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.
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
A tax provision of $7,920 and $1,168 was recorded for the three months ended March 31, 2015 and 2014, respectively.

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
Cash Flow Summary

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(25,731)	$(19,261)
Net cash provided by (used in) investing activities	98,335	(25,033)
Net cash (used in) provided by financing activities	(60,415)	11,245
Change for the period	$12,189	$(33,049)

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2015 was $25,731. Net income from continuing operations of of $18,807 was impacted by certain non-cash items, primarily a decrease of $44,563 relating to changes in certain operating assets and liabilities. Of this working capital decrease, $19,035 was from an increase in accounts receivable, $8,367 was from an increase in inventories, $1,921 was from an increase in prepaid and other assets and $13,661 was from an increase on loans held for sale. The increase in accounts receivable was primarily due to HNH which had higher net sales in the first quarter of 2015, as compared to the fourth quarter of 2014 due to year-end plant shutdowns. These working capital decreases were partially offset by an increase of $961 in accounts payable and accrued and other liabilities. Net cash used in operating activities was also impacted by $2,264 in cash used in operating activities of discontinued operations.

Net cash used in operating activities for the three months ended March 31, 2014 was $19,261. Net loss from continuing operations of $14,357 was partially offset by a decrease of $33,397 relating to changes in certain operating assets and liabilities. Of this working capital decrease, $17,317 was from an increase in accounts receivable, $9,345 was from an increase in inventories, $1,166 was from an increase in in prepaid and other assets and $3,242 was from an increase on loans held for sale. The increase in accounts receivable was primarily due to HNH which had higher net sales in the first quarter of 2014, as compared to the fourth quarter of 2013 due to year-end plant shutdowns. Net cash used in operating activities was also impacted by $1,315 in cash provided by operating activities of discontinued operations.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2015 was $98,335. Significant items included proceeds received from HNH's sale of Arlon of $152,889, partially offset by net purchases of investments of $26,187. The net purchases of investments were primarily due to CoSine's purchases of API shares of approximately $46,000, partially offset by sales of shares of Nathan's of approximately $16,000. In addition, cash flows from investing activities were impacted by purchases of property plant and equipment of $5,204, acquisitions of $9,385 and additional investments in associated companies, primarily MLNK, of $7,368.

Net cash used in investing activities for the three months ended March 31, 2014 was $25,033. Significant items included et proceeds from investment sales and maturities of $10,946, purchases of property plant and equipment of $6,544, purchases of subsidiary shares from noncontrolling interests of 3,045 and other activity of $3,000.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2015 was $60,415. This was due primarily to net revolver payments of of $71,202, repayments of term loans of $3,391 and subsidiary's purchases of the Company's common units of $573, partially offset by proceeds from term loans of $266, net change in overdrafts of $1,555 and a net increase in deposits of $13,326.

Net cash provided by financing activities for the three months ended March 31, 2014 was $11,245. This was due primarily to proceeds received from revolver borrowings of $19,800, proceeds from term loans of $1,720, net change in overdrafts of $2,672 and a net increase in deposits held by WebBank of $1,497. These cash inflows were partially offset by repayments of term loans of $6,509, subsidiary's purchases of the Company's common units of $5,252, subsidiary repurchases of their common stock of $1,410 and the Company's purchases of its treasury units of $470.

LIQUIDITY AND CAPITAL RESOURCES

Holding Company

SPLP (excluding its operating subsidiaries, the “Holding Company”) is a global diversified holding company whose assets principally consist of the stock of its direct subsidiaries, cash and cash equivalents and other non-controlling investments in equity securities. Its principal potential sources of funds are available cash resources, investments, borrowings, public and private capital market transactions, distributions or dividends from subsidiaries, as well as dispositions of existing businesses and investments. The Holding Company’s investments are subject to changes that may result in amounts realized from any future sales that are at times significantly different from the value we are reporting at March 31, 2015. These investments, including those accounted for under the equity method, can be impacted by market conditions, changes in the specific business environments of our investees or by the underlying performance of these businesses.

In addition to cash and cash equivalents, the Holding Company considers investments at fair value included in its consolidated balance sheet as being generally available to meet its liquidity needs. Investments at fair value are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a reasonable period of time. As of March 31, 2015, the Holding Company had cash and cash equivalents of approximately $4,300 and investments of approximately $223,000.

The Holding Company generally does not have access to the cash flow generated by the Company’s operating businesses for its needs, and the operating businesses generally do not rely on the Holding Company to support their operating activities. The Holding Company’s available liquidity, and the investment income realized from the Holding Company’s cash, cash equivalents and marketable securities is used to meet the Holding Company’s recurring cash requirements, which are principally the payment of its overhead expenses (see Note 12 - "Related Party Transactions" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q).

The Holding Company and its operating businesses may use their available liquidity to make acquisitions of new businesses and other investments, but the timing and cost of any future investments cannot be predicted. The Company may seek external debt or equity financing and will rely on its existing liquidity to fund corporate overhead expenses and new acquisition opportunities. It may also dispose of existing businesses and investments. At March 31, 2015, the Holding Company and its consolidated subsidiaries had, in the aggregate, cash and cash equivalents of $199,313 available for operations in the ordinary course of business and for the acquisition of interests in businesses.

The Holding Company's Amended Credit Facility provides for a revolving credit facility with borrowing availability of up to $75,000 and additional flexibility to allow one or more new lenders to join and become a party to the Amended Credit Facility with a minimum revolving credit commitment amount of not less than $10,000, and not to exceed a total commitment of $100,000. Amounts outstanding under the Amended Credit Facility bear interest at SPLP's option at either the Base Rate, as defined, plus 0.50% or LIBOR plus the applicable margin under the loan agreement of 1.50%, and are collateralized by first priority security interests of certain of the Company's deposit accounts and publicly traded securities. The average interest rate on the Amended Credit Facility was 1.74% as of March 31, 2015. The Amended Credit Facility requires a commitment fee to be paid on unused borrowings and also contains customary affirmative and negative covenants, including a minimum cash balance covenant, restrictions against the payment of dividends and customary events of default. Any amounts outstanding under the

Amended Credit Facility are due and payable in full on October 23, 2017. The Amended Credit Facility also includes provisions for the issuance of letters of credit up to $10,000, with any such issuances reducing total borrowing availability. There were no letters of credit outstanding at March 31, 2015.

In April 2014, the Company borrowed $47,500 under the Amended Credit Facility in connection with a tender offer for its common units (see Note 16 - "Capital and Accumulated Other Comprehensive Income" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q for additional information) and in the first quarter of 2015, the Company borrowed an additional $37,000 to fund CoSine's tender offer for API (see Note 2 - "Acquisitions" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q for additional information). The amounts outstanding under the Amended Credit Facility were $66,603 and $33,788 as of March 31, 2015 and December 31, 2014, respectively.

Discussion of Segment Liquidity and Capital Resources

HNH

As of March 31, 2015, HNH’s current assets totaled $195,032, its current liabilities totaled $70,210, and its working capital was $124,822, as compared to working capital of $181,083 as of December 31, 2014. HNH's cash used in in operations was $25,143 in the three months ended March 31, 2015 compared to $18,673 in the 2014 period. SPLP's consolidated financial statements reflect pre-tax income from continuing operations of $4,069 relating to HNH for the three months ended March 31, 2015.

HNH's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, the parent company, subject to certain exceptions including required pension payments to the WHX Pension Plan. HNH does not expect these restrictions to have an impact on its ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. HNH expects to have required minimum contributions to the WHX Pension Plan of $13,300 for the remainder of 2015, and $14,300, $15,300, $17,000, $18,300 and $56,400 in 2016, 2017, 2018, 2019, and for the five years thereafter, respectively. Required future contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

HNH believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. On August 29, 2014, H&H Group entered into an amended and restated senior credit agreement, which provides for an up to $365,000 senior secured revolving credit facility. As of March 31, 2015, H&H Group's availability under its senior secured revolving credit facility was $157,400. HNH's ability to satisfy its debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets in which it operates, as well as financial, business and other factors, some of which are beyond its control. In addition, HNH's senior secured revolving credit facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants. There can be no assurances that H&H Group will continue to have access to its lines of credit if its financial performance does not satisfy the financial covenants set forth in the financing agreements. If H&H Group does not meet certain of its financial covenants, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

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

Consistent with this philosophy, HNH has commenced a tender offer to purchase up to 10,028,724 shares, or approximately 96.5% of the outstanding shares, of JPS. If all shares are tendered, HNH would exchange approximately $60,100 in cash and 863,946 shares of its common stock. On April 29, 2015, HNH announced that it was extending the expiration of the tender offer to May 15, 2015. The extension of the tender offer is intended to facilitate the discussions between HNH and JPS regarding a potential negotiated transaction. There is no assurance that HNH and JPS will enter into a definitive agreement.

Steel Excel

As of March 31, 2015, Steel Excel's working capital was approximately $180,308. Steel Excel's principal source of liquidity is cash, cash equivalents and marketable securities on hand. At March 31, 2015, Steel Excel had approximately $188,461 in cash, cash equivalents and marketable securities. The marketable securities included short-term deposits, corporate debt and equity instruments, and mutual funds. In the future, Steel Excel may make additional acquisitions of businesses, and may use a significant portion of its available cash balances for such acquisitions or for working capital needs thereafter.

Steel Excel's credit agreement, entered into in July 2013 and amended in December 2013 (the “Amended Credit Agreement”), with Wells Fargo Bank National Association, RBS Citizens, N.A., and Comerica Bank provided for a borrowing capacity of $105,000 consisting of a $95,000 secured term loan (the “Term Loan”) and up to $10,000 in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. Borrowings under the Amended Credit Agreement, which totaled approximately $76,000 at March 31, 2015, are collateralized by substantially all the assets of Steel Energy Services Ltd. ("Steel Energy") and its wholly-owned subsidiaries Sun Well Service, Inc. (“Sun Well”), Rogue Pressure Services, LLC (“Rogue”), and Black Hawk Energy Services Ltd. (Black Hawk Ltd.), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk Ltd. Steel Excel was in compliance with all financial covenants of the Amended Credit Agreement as of March 31, 2015.

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

CoSine
At March 31, 2015, CoSine's working capital was approximately $3,600 and it had cash and cash equivalents and investments of approximately $20,248 and $78,812, respectively. Prior to CoSine's acquisition of API in the second quarter of 2015, CoSine was a company with with operating expenses looking to deploy its capital. For additional information on SPLP's acquisition of CoSine and CoSine's subsequent acquisition of API, see Note - 2 "Acquisitions" and Note 21- "Subsequent Events" to the SPLP consolidated financial statements found elsewhere in the Form 10-Q.
WebBank
WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations such as certificate of deposit maturities and to fund customer credit needs. WebBank had $98,324 and $96,829 in cash and cash equivalents at March 31, 2015 and December 31, 2014, respectively. WebBank had $17,400 in lines of credit from its correspondent banks at March 31, 2015 and December 31, 2014 and had $46,880 and $42,011 available from the Federal Reserve discount window at March 31, 2015 and December 31, 2014, respectively. WebBank had a total of $162,604 and $156,240 in cash, lines of credit, and access to the Federal Reserve Bank discount window at March 31, 2015 and December 31, 2014, respectively, which represents approximately 68% and 69%, respectively, of WebBank's total assets.
DGT

At January 31, 2015, its most recent fiscal period, DGT had approximately $1,500 in cash and cash equivalents and approximately $53,000 of investments. DGT's operations currently consist of a real estate business from a rental building retained from the sale of its Medical Systems Group on November 3, 2011. Continuing operations consist of the real estate business, investments, and general and administrative expenses.

Contractual Commitments and Contingencies

There were no material changes in the Company's contractual obligations at March 31, 2015, as compared to those reported in the Company's annual report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Risk

We have off-balance sheet risk related to certain financial instruments, including futures and undisbursed loan commitments. For additional information regarding these arrangements, refer to Note 6 - “Financial Instruments,” to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2015 compared to those reported in our 2014 Form 10-K.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act the Company conducted an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2015 the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2015 through January 31, 2015	19,341	$17.12	—	$2,430
February 1, 2015 through February 28, 2015	12,171	$17.63	—	$2,430
March 1, 2015 through March 31, 2015	—	$—	—	$2,430
	31,512		—
(1) All units were purchased by DGT, an affiliate of the Company, in open market transactions for its own account.

Item 6. Exhibits

Exhibit No.	Description

Exhibit 2.1
Stock Purchase Agreement, dated December 18, 2014, by and among Handy & Harman Group Ltd., Bairnco Corporation and Rogers Corporation (incorporated by reference to Exhibit 2.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 27, 2015).

Exhibit 2.2
Amendment No. 1 to Stock Purchase Agreement, dated January 22, 2015, by and among Handy & Harman Group Ltd., Bairnco, LLC and Rogers Corporation (incorporated by reference to Exhibit 2.2 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 27, 2015).

Exhibit 4.1
Second Amendment, dated as of March 27, 2015, to the Credit Agreement, dated as of October 23, 2013, by and among SPH Group Holdings LLC, Steel Partners Holdings L.P., the lenders thereunder and PNC Bank, National Association, in its capacity as administrative agent for the lenders thereunder. (incorporated by reference to Exhibit 99.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed March 30, 2015).

Exhibit 10.1
Sixth Amended and Restated Management Agreement by and between SP Corporate Services LLC and SP General Services LLC, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 13, 2015).

Exhibit 10.2
Incentive Unit Agreement by and between Steel Partners Holdings L.P. and SPH SPV-I LLC, effective as of May 11, 2012 (incorporated by reference to Exhibit 10.2 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 13, 2015).

Exhibit 10.3
Fifth Amended and Restated Agreement of Limited Partnership of Steel Partners Holdings L.P., dated as of July 14, 2009 (incorporated by reference to Exhibit 10.3 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 13, 2015).

Exhibit 10.4
Management Services Agreement, dated as of January 1, 2015, by and between SP Corporate Services LLC and ModusLink Global Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-k, filed December 31, 2014).

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

Dated:	May 11, 2015	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ James F. McCabe, Jr.
James F. McCabe, Jr.
Chief Financial Officer
(Principal Accounting Officer)