Form 10-Q
period 2015-06-30
STEEL PARTNERS HOLDINGS L.P.
filed 2015-08-06
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the Registrant’s common units as of August 3, 2015 was 27,260,904.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(unaudited)
(in thousands, except common units)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$213,785	$188,983
Restricted cash	21,396	21,311
Marketable securities	120,499	138,457
Trade and other receivables (net of allowance for doubtful accounts of $2,009 in 2015 and $2,149 in 2014)	135,446	87,440
Receivables from related parties	1,026	838
Loans receivable including loans held for sale of $84,168 and $40,886, respectively, net	84,852	41,547
Inventories, net	92,927	64,084
Deferred tax assets - current	16,866	30,262
Prepaid expenses and other current assets	55,133	15,082
Assets of discontinued operations	2,500	76,418
Total current assets	744,430	664,422
Long-term loans receivable, net	75,328	76,382
Goodwill	96,321	45,951
Other intangible assets, net	140,292	118,550
Deferred tax assets - non-current	55,093	45,669
Other non-current assets	20,401	45,666
Property, plant and equipment, net	225,051	184,314
Long-term investments	275,827	311,951
Total Assets	$1,632,743	$1,492,905

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets (continued)
(unaudited)
(in thousands, except common units)

	June 30, 2015	December 31, 2014
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$67,077	$34,686
Accrued liabilities	53,948	41,133
Financial instruments	21,385	21,311
Deposits	84,740	87,804
Payable to related parties	919	3,404
Short-term debt	1,633	602
Current portion of long-term debt	19,927	19,592
Deferred tax liabilities - current	290	271
Other current liabilities	12,617	8,250
Liabilities of discontinued operations	450	13,201
Total current liabilities	262,986	230,254
Long-term deposits	102,926	77,056
Long-term debt	237,325	296,282
Accrued pension liability	225,446	208,390
Deferred tax liabilities - non-current	5,904	5,301
Other liabilities	6,889	11,516
Total Liabilities	841,476	828,799
Commitments and Contingencies	—	—
Capital:
Partners’ capital common units: 27,355,527 and 27,566,200 issued and outstanding (after deducting 9,321,681 and 8,964,049 held in treasury, at cost of $144,738 and $138,363) at June 30, 2015 and December 31, 2014, respectively	578,169	492,054
Accumulated other comprehensive (loss) income	(5,403)	2,805
Total Partners’ Capital	572,766	494,859
Noncontrolling interests in consolidated entities	218,501	169,247
Total Capital	791,267	664,106
Total Liabilities and Capital	$1,632,743	$1,492,905

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Diversified industrial net sales	$193,271	$168,546	$331,253	$304,033
Energy net sales	35,610	51,924	74,495	97,083
Financial services revenue	15,484	8,023	27,660	14,989
Investment and other income	104	141	504	546
Net investment gains (losses)	7,185	(631)	32,323	(791)
Total revenue	251,654	228,003	466,235	415,860
Costs and expenses
Cost of goods sold	168,339	157,753	300,033	291,084
Selling, general and administrative expenses	50,863	46,558	110,774	95,614
Impairment charges	22,740	—	28,338	—
Finance interest expense	325	191	589	362
(Recovery of) Provision for loan losses	(32)	(64)	30	(154)
Interest expense, net	2,139	2,522	4,173	4,963
Realized and unrealized (gain) loss on derivatives	(312)	606	(105)	466
Other income, net	(6,607)	(1,921)	(9,062)	(6,350)
Total costs and expenses	237,455	205,645	434,770	385,985
Income from continuing operations before income taxes and equity method income (loss)	14,199	22,358	31,465	29,875
Income tax provision	3,660	7,743	11,580	8,911
Income (Loss) from equity method investments and investments held at fair value:
(Loss) Income of associated companies, net of taxes	(820)	2,275	3,829	(15,983)
(Loss) Income from other investments - related party	(38)	1,475	361	1,473
(Loss) Income from investments held at fair value	(527)	(792)	3,886	(3,238)
Net income from continuing operations	9,154	17,573	27,961	3,216
Discontinued operations:
Income from discontinued operations, net of taxes	—	3,624	565	6,393
(Loss) Gain on sale of discontinued operations, net of taxes	(148)	—	86,258	42
Net (loss) income from discontinued operations	(148)	3,624	86,823	6,435
Net income	9,006	21,197	114,784	9,651
Net loss (income) attributable to noncontrolling interests in consolidated entities:
Continuing operations	1,520	(9,825)	5,104	(9,755)
Discontinued operations	53	(1,577)	(30,878)	(2,807)
	1,573	(11,402)	(25,774)	(12,562)
Net income (loss) attributable to common unitholders	$10,579	$9,795	$89,010	$(2,911)
Net income (loss) per common unit - basic
Net income (loss) from continuing operations	$0.39	$0.27	$1.20	$(0.22)
Net income from discontinued operations	—	0.07	2.02	0.12
Net income (loss) attributable to common unitholders	$0.39	$0.34	$3.22	$(0.10)
Net income (loss) per common unit - diluted
Net income (loss) from continuing operations	$0.38	$0.27	$1.19	$(0.22)
Net income from discontinued operations	—	0.07	2.01	0.12
Net income (loss) attributable to common unitholders	$0.38	$0.34	$3.20	$(0.10)
Weighted average number of common units outstanding - basic	27,640,332	28,739,858	27,649,363	29,765,843
Weighted average number of common units outstanding - diluted	27,726,222	28,775,440	27,899,699	29,765,843

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$9,006	$21,197	$114,784	$9,651
Other comprehensive (loss) income, net of tax:
Gross unrealized (losses) gains on available for sale securities, net of tax	(10,784)	7,785	16,277	13,564
Reclassification of unrealized losses (gains) on available-for-sale securities, net of tax (a)	5,054	(396)	(17,609)	(1,664)
	(5,730)	7,389	(1,332)	11,900
Gross unrealized gain on derivative financial instruments	11	—	11	—
Currency translation adjustment	1,467	229	(167)	(23)
Change in pension liability and other post-retirement benefit obligations, net of tax	—	—	1,627	—
Other comprehensive (loss) income	(4,252)	7,618	139	11,877
Comprehensive income	4,754	28,815	114,923	21,528
Comprehensive income attributable to non-controlling interests	(4,483)	(12,254)	(34,121)	(15,099)
Comprehensive income attributable to common unit holders	$271	$16,561	$80,802	$6,429

Tax provision (benefit) on gross unrealized gains and losses on available-for-sale securities	$1,159	$1,271	$(1,817)	$4,035
Tax provision (benefit) on reclassification of unrealized gains and losses on available-for-sale securities	$6,809	$(196)	$6,718	$(862)
Tax provision on change in pension and other post-retirement benefit obligations	$—	$—	$395	$—

(a) For the three months ended June 30, 2015 and 2014 unrealized holding losses of $12,239 and gains of $309, respectively, were reclassified to Other income, net and gains of $7,185 and $87, respectively, were reclassified to Net investment gains (losses). For the six months ended June 30, 2015 and 2014 unrealized holding losses of $12,054 and gains of $1,577, respectively, were reclassified to Other income, net and gains of $29,663 and 87, respectively, were reclassified to Net investment gains (losses).

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$114,784	$9,651
Net income from discontinued operations	(86,823)	(6,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Net investment (gains) losses	(32,323)	791
Provision for (Recovery of) loan losses	30	(154)
(Income) Loss of associated companies	(3,829)	15,983
Income from other investments - related party	(361)	(1,473)
(Income) Loss from investments held at fair value	(3,886)	3,238
Deferred income taxes	1,499	3,000
Non-cash income from derivatives	(296)	(89)
Depreciation and amortization	20,530	19,159
Amortization of debt related costs	552	414
Reclassification of net cash settlements on derivative instruments	100	554
Stock based compensation	6,832	4,343
Impairment charges	28,338	—
Other	(991)	(3,940)
Net change in operating assets and liabilities:
Receivables	(21,426)	(33,621)
Receivables from related parties	(188)	258
Inventories	(3,291)	(16,129)
Prepaid and other assets	(3,207)	(1,474)
Accounts payable, accrued and other liabilities	(960)	8,063
Payable to related parties	(2,425)	(1,965)
Net increase in loans held for sale	(43,283)	(7,587)
Net cash used in operating activities of continuing operations	(30,624)	(7,413)
Net cash (used in) provided by operating activities of discontinued operations	(2,266)	7,861
Net cash (used in) provided by operating activities	(32,890)	448
Cash flows from investing activities:
Purchases of investments	(17,825)	(73,658)
Proceeds from sales of investments	59,528	97,736
Maturities of marketable securities	8	4,624
Net increase in loans and other receivables	(4,467)	298
Purchases of property and equipment	(10,404)	(15,902)
Reclassification of restricted cash	319	(20,921)
Net cash settlements on derivative instruments	(100)	(554)
Proceeds from sale of assets	5,678	1,976
Acquisitions, net of cash acquired	(51,504)	(517)
Investments in associated companies	(7,607)	(144)
Proceeds from sales of discontinued operations	152,889	—
Net cash used in investing activities of discontinued operations	(75)	(1,490)
Other	(184)	(3,000)
Net cash provided by (used in) investing activities	126,256	(11,552)

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows (continued)
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities:
Proceeds from term loans	1,430	4,500
Net revolver (repayments) borrowings	(78,052)	46,932
Net borrowings of term loans – foreign	268	323
Repayments of term loans – domestic	(7,448)	(13,016)
Subsidiary's purchases of the Company's common units	(4,458)	(5,252)
Purchases of the Company's common units	(1,917)	(49,470)
Subsidiary's purchases of their common stock	(268)	(10,274)
Purchase of subsidiary shares from non-controlling interests	(93)	(3,045)
Deferred finance charges	(328)	(88)
Net change in overdrafts	(176)	1,912
Net increase in deposits	22,806	1,782
Other	(191)	776
Net cash provided by financing activities of discontinued operations	—	1,495
Net cash used in financing activities	(68,427)	(23,425)
Net change for the period	24,939	(34,529)
Effect of exchange rate changes on cash and cash equivalents	(137)	54
Cash and cash equivalents at beginning of period	188,983	203,980
Cash and cash equivalents at end of period	$213,785	$169,505
Cash paid during the period for:
Interest	$4,762	$5,738
Taxes	$10,756	$6,517
Non-cash investing activities:
Reclassification of investment in associated company to cost of an acquisition	$66,239	$—
Reclassification of available-for-sale securities to equity method investment	$10,858	$27,647
Securities received in exchange for financial instrument obligations	$76	$19,341
Securities delivered in exchange for settlement of financial instrument obligations	$76	$—
Net increase in restricted cash from purchase of foreign currency financial instruments	$—	$(911)
Non-cash financing activities:
Repurchase of common stock by subsidiary not paid	$—	$(10,023)
Restricted stock awards surrendered to satisfy tax withholding obligations upon vesting	$32	$—
Contribution of advances by non-controlling interest of subsidiary	$—	$268
Subsidiary restricted stock awards surrendered to satisfy withholding upon vesting	$—	$14

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statement of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unit Holders
	Common	Treasury Units		Partners’	Accumulated Other Comprehensive	Total Partners'	Non-controlling interests in Consolidated	Total
	Units	Units	Dollars	Capital	(Loss) Income	Capital	Entities	Capital
Balance at December 31, 2014	36,530,249	(8,964,049)	$(138,363)	$492,054	$2,805	$494,859	$169,247	$664,106
Net income				89,010		89,010	25,774	114,784
Unrealized (loss) gain on available-for-sale investments					(9,304)	(9,304)	7,972	(1,332)
Unrealized gain on derivative financial instruments					9	9	2	11
Currency translation adjustment					11	11	(178)	(167)
Changes in post-retirement benefit obligations					1,076	1,076	551	1,627
Acquisition of CoSine							12,842	12,842
Units issued and vesting of restricted units	146,959			3,091		3,091	—	3,091
Equity compensation- subsidiaries				1,766		1,766	1,094	2,860
Subsidiary's purchases of the Company's common units		(249,632)	(4,458)	(4,458)		(4,458)	—	(4,458)
Purchases of SPLP common units		(108,000)	(1,917)	(1,917)		(1,917)	—	(1,917)
Subsidiary's purchases of their common stock				237		237	(505)	(268)
Purchases of subsidiary shares from noncontrolling interests				(1,793)		(1,793)	1,700	(93)
Other, net				179		179	2	181
Balance at June 30, 2015	36,677,208	(9,321,681)	$(144,738)	$578,169	$(5,403)	$572,766	$218,501	$791,267

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of the Business
Steel Partners Holdings L.P. ("SPLP" or the "Company") is a global diversified holding company that engages in multiple businesses through consolidated subsidiaries, associated companies and other interests. It owns and operates businesses and has significant interests in companies in various industries, including diversified industrial products, energy, defense, supply chain management and logistics, banking and youth sports.
The Company works with its businesses to increase corporate value for all stakeholders by utilizing Steel Partners Operational Excellence programs, the Steel Partners Purchasing Council, Steel Partners Corporate Services, balance sheet improvements, capital allocation policies and growth initiatives. All of the Company's programs are focused on helping SPLP companies strengthen their competitive advantage and increase their profitability, while enabling them to achieve operational excellence and enhanced customer satisfaction.
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
Basis of Presentation

The consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted in accordance with those rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2014. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

During 2015, one of the Company's subsidiaries, Steel Excel, identified an error related to the manner in which the provision for income taxes had reflected the tax effects related to unrealized gains and losses on available for sale securities during 2014 and 2013. As a result, the Company recorded an adjustment to correct the error in the first quarter of 2015 to its tax provision of approximately $3,500, which is included in the Consolidated Statements of Operations for the six months ended June 30, 2015.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

The consolidated financial statements include the accounts of the Company and its majority or wholly-owned subsidiaries, which include the following:

	Ownership as of
	June 30, 2015	December 31, 2014
BNS Liquidating Trust ("BNS Liquidating Trust")	84.9%	84.9%
CoSine Communications, Inc. ("CoSine") (a)	80.6%	48.3%
DGT Holdings Corp. ("DGT") (b)	82.7%	82.7%
Handy & Harman Ltd. ("HNH")	66.1%	66.2%
SPH Services, Inc. ("SPH Services")	100.0%	100.0%
Steel Excel Inc. ("Steel Excel")	57.1%	57.9%
WebFinancial Holding Corporation ("WebFinancial")	100.0%	100.0%
(a) CoSine became a majority-owned subsidiary in the first quarter of 2015, and during the second quarter of 2015 CoSine acquired API Group plc ("API") (see Note 2 - "Acquisitions" for additional information).
(b) DGT’s financial statements are recorded on a two-month lag, and as a result, the Company's Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the three and six months ended June 30, 2015 includes DGT’s activity as of and for its three and six months ended April 30, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five step process to achieve this core principle. The ASU is scheduled to be effective for the Company's 2017 fiscal year, however, the FASB affirmed its proposal to defer the effective date of the new revenue standard for all entities by one year. The ASU may be applied either (i) retrospectively to each prior reporting period presented with an election for certain specified practical expedients, or (ii) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application, with additional disclosure requirements. The Company is evaluating the potential impact of this new guidance, but does not currently anticipate that the application of ASU No. 2014-09 will have a significant effect on its financial condition, results of operations or its cash flows. We have not yet determined the method by which we will adopt the standard.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments do not apply to inventory that is measured using the last-in, first-out ("LIFO") cost method. The Company is currently evaluating the potential impact of this new guidance, which is effective for the Company's 2017 fiscal year.

2. ACQUISITIONS

2015 Acquisitions
CoSine Acquisition
Description of the Transaction

On January 20, 2015 ("CoSine Acquisition Date"), the Company entered into a contribution agreement (the “Contribution Agreement”) with CoSine. Pursuant to the Contribution Agreement, the Company contributed (i) 24,807,203 ordinary shares of API and (ii) 445,456 shares of common stock of Nathan’s Famous, Inc. ("Nathan's") to CoSine in exchange for 16,500,000 shares of newly issued CoSine common stock and 12,761 shares of newly issued 7.5% series B non-voting preferred stock, which increased our ownership of CoSine to approximately 80%. Prior to obtaining a controlling interest, SPLP owned approximately 48% of the outstanding shares of CoSine, and its investment was accounted for under the traditional equity method. As a result of the above transaction, CoSine became a majority-owned controlled subsidiary and is consolidated

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

with SPLP from the CoSine Acquisition Date. Prior to CoSine's Acquisition of API, CoSine was included in the Corporate and Other segment. Beginning in the second quarter of 2015, CoSine is included in the Diversified Industrial segment.

The Contribution Agreement was the first step in a plan for a wholly owned UK subsidiary of CoSine ("BidCo") to make an offer (the “Offer”), which commenced on February 4, 2015, to acquire all of the issued and to be issued shares in API for 60 pence in cash per API share not already owned by BidCo. As a result of the Offer, BidCo owned approximately 98% of API as of March 31, 2015, however CoSine did not obtain control over the operations of API until April 17, 2015 (see the "CoSine's Acquisition of API" section below).

Fair Value of Consideration Paid

As of the CoSine Acquisition Date, the fair value of the Company's previously held equity interest and the noncontrolling interest in CoSine were valued at approximately $2.51 per share. Accordingly, the Company remeasured its previously held equity interest to a fair value of approximately $12,011, resulting in an investment gain of approximately $6,900 which is included in Net investment gains (losses) in the Consolidated Statements of Operations in the first quarter of 2015.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

CoSine's Acquisition of API

Description of the Transaction
As discussed above, CoSine obtained control over the operations of API on April 17, 2015 ("API Acquisition Date"), at which time API became a majority-owned subsidiary of CoSine. API is a manufacturer and distributor of foils, films and laminates used to enhance the visual appeal of products and packaging. API is headquartered in Cheshire, England.

Fair Value of Consideration Paid

The table below details the consideration paid to acquire the controlling interest in API:

Fair Value of Consideration Paid

Previously held common equity of API	$22,861

Cash paid for additional API equity	47,866
$70,727

Allocation of Consideration Paid

The following table summarizes the preliminary estimates of the fair values of the assets acquired an d liabilities assumed as of the API Acquisition Date:

Amount
Assets:
Cash	$5,989
Trade and other receivables	24,160
Inventories	23,714
Prepaid expenses and other current assets	6,452
Property, plant and equipment	43,928
Other non-current assets	1,395
Goodwill	20,327
Other intangible assets	23,977
Total assets acquired	149,942
Liabilities:
Accounts payable	24,639
Accrued liabilities	6,025
Short-term debt	2,105
Long-term debt	23,348
Accrued pension liability	22,006
Deferred income taxes	1,092
Total liabilities assumed	79,215
Net assets acquired	$70,727

The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets. All of the goodwill is assigned to SPLP's Diversified Industrial segment and is not expected to be deductible for income tax purposes. Other intangibles consist primarily of acquired trade names of $5,222 and customer relationships of $18,738. Based on our preliminary evaluation, the trade names have been assigned a 10-year useful life based on the long operating history, broad market recognition

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

and continued demand for the associated brands, and customer relationships have been assigned a 7-year life based on the expected turnover of API's existing customer base. The valuation of acquired trade names was performed utilizing a relief from royalty method, and significant assumptions used in the valuation include the royalty rate assumed and the expected level of future sales. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation include the customer attrition rate assumed and the expected level of future sales.

Pro Forma Results

The following unaudited pro forma results of operations assumes that the API acquisition was made at the beginning of 2014. This unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future. The 2015 supplemental pro forma earnings reflect adjustments to exclude $1,161 of acquisition-related costs incurred in 2015 and $1,028 of nonrecurring expense related to the fair value adjustment to acquisition-date inventories. As required, the 2014 supplemental pro forma earnings were adjusted to include such charges.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$265,213	$275,049	$521,359	$511,625
Net income (loss) attributable to common unitholders	11,304	11,036	89,188	(413)
Net income (loss) per common unit - basic	0.41	0.38	3.23	(0.01)
Net income (loss) per common unit - diluted	0.41	0.38	3.20	(0.01)

The amount of net sales of Cosine and its API subsidiary included in the Company’s Consolidated Statement of Operations for the second quarter and six months ended June 30, 2015 totaled approximately $26,796. The amount of operating income or loss of Cosine and its API subsidiary included in the Company’s Consolidated Statement of Operations for the second quarter and six months ended June 30, 2015 totaled income of approximately $1,500 and a loss of $968, respectively. The results of operations of CoSine and its API subsidiary are included within the Diversified Industrial segment beginning in the second quarter of 2015.

HNH Acquisition of ITW Polymers Sealants North America Inc. (“ITW”)

On March 31, 2015, HNH, through its indirect subsidiary, OMG, Inc. (“OMG”), acquired certain assets and assumed certain liabilities of ITW, which are used in the business of manufacturing two-component polyurethane adhesive for the roofing industry for a cash purchase price of $27,400, reflecting a final working capital adjustment of $400. The assets acquired and liabilities assumed primarily include net working capital of inventories and accrued liabilities; property, plant and equipment; and intangible assets, primarily unpatented technology, valued at $1,700, $100 and $4,400, respectively, on a preliminary basis. ITW was the exclusive supplier of certain adhesive products to OMG, and this acquisition will provide OMG with greater control of its supply chain and allow OMG to expand its product development initiatives. The results of operations of the acquired business are reported within the Company's Diversified Industrial segment. In connection with the ITW acquisition, HNH has recorded goodwill totaling approximately $21,300 on a preliminary basis, which is expected to be deductible for income tax purposes.

2014 Acquisitions

There were no significant acquisitions in 2014.

3. DISCONTINUED OPERATIONS

Assets and Liabilities of discontinued operations at June 30, 2015 include certain assets and liabilities relating to a sports business owned by Steel Excel and a building owned by DGT, which is held for sale.

Assets and Liabilities of discontinued operations at December 31, 2014 include assets and liabilities relating to HNH's discontinued operations, primarily Arlon LLC ("Arlon"), a sports business owned by Steel Excel and a building owned by DGT, which is held for sale.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

	June 30, 2015	December 31, 2014
Assets of discontinued operations:
Trade and other receivables	$—	$16,044
Inventories, net	—	8,294
Other current assets	—	811
Goodwill	—	6,582
Other intangible assets, net	—	14,230
Property, plant and equipment, net	2,500	30,457
Total assets	$2,500	$76,418
Liabilities of discontinued operations:
Trade payables and accrued liabilities	$450	$6,702
Other current liabilities	—	3,986
Accrued pension liability	—	1,794
Other liabilities	—	719
Total liabilities	$450	$13,201

Summary results for our discontinued operations included in the Company's Consolidated Statements of Operations are detailed in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014 (b)	2015 (a)	2014 (b)
Sales	$—	$26,946	$5,952	$53,306
Net income	—	3,624	565	6,393
Income (loss) after taxes and noncontrolling interests	2	2,046	(1,115)	3,604
(Loss) Gain on sale of discontinued operations after taxes and noncontrolling interests	(99)	—	57,059	23
(a) Includes gain on sale of Arlon.
(b) Includes the operations of Arlon and the gain on disposal of certain assets recorded by HNH.

Arlon

On December 18, 2014, HNH entered into a contract to sell its Arlon business for $157,000 in cash, less transaction fees, subject to a final working capital adjustment and certain potential reductions as provided in the stock purchase agreement. The closing of the sale occurred in January 2015. The operations of Arlon, which manufactures high performance materials for the printed circuit board industry and silicone rubber-based materials, were part of SPLP's Diversified Industrial segment. The closing of the sale occurred in January 2015.

4. INVESTMENTS

A) Short-Term Investments

Marketable Securities

The Company's short-term investments primarily consist of its marketable securities portfolio held by its subsidiary, Steel Excel. These marketable securities as of June 30, 2015, and December 31, 2014, are classified as "available-for-sale" securities, with changes in fair value recognized in stockholders' equity as Other comprehensive income (loss), except for other-than-temporary impairments, which are reflected as a reduction of cost and charged to operations. The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investment.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

The Company's portfolio of marketable securities was as follows:

	June 30, 2015				December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Available for sale securities
Short-term deposits	$39,697	$—	$—	$39,697	$42,681	$—	$—	$42,681
Mutual funds	11,835	4,526	—	16,361	17,030	4,262	(322)	20,970
Equity securities	64,703	7,636	(2,499)	69,840	103,761	7,821	(23,732)	87,850
Corporate obligations	35,205	659	(1,566)	34,298	32,486	592	(3,441)	29,637
Total marketable securities	151,440	12,821	(4,065)	160,196	195,958	12,675	(27,495)	181,138
Amounts classified as cash equivalents	(39,697)	—	—	(39,697)	(42,681)	—	—	(42,681)
Amounts classified as marketable securities	$111,743	$12,821	$(4,065)	$120,499	$153,277	$12,675	$(27,495)	$138,457

Proceeds from sales of marketable securities were $26,804 and $55,200 in the three months ended June 30, 2015 and 2014, respectively, and were $49,902 and $95,700 in the six months ended June 30, 2015 and 2014, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of Other income, net in the Consolidated Statements of Operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross realized gains	$3,410	$3,196	$4,600	$6,396
Gross realized losses	(418)	(1,120)	(793)	(1,329)
Realized gains, net	$2,992	$2,076	$3,807	$5,067

The fair value of marketable securities with unrealized losses at June 30, 2015, and the duration of time such losses had been unrealized were as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$18,790	$(2,499)	$—	$—	$18,790	$(2,499)
Corporate obligations	8,507	(1,412)	4,692	(154)	13,199	(1,566)
Total	$27,297	$(3,911)	$4,692	$(154)	$31,989	$(4,065)

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

The fair value of marketable securities with unrealized losses at December 31, 2014, all of which had unrealized losses for periods of less than twelve months were as follows:

	Fair Value	Gross Unrealized Losses
Corporate securities	$39,869	$(23,732)
Corporate obligations	13,530	(3,441)
Mutual funds	4,873	(322)
Total	$58,272	$(27,495)

Gross unrealized losses primarily related to losses on corporate securities and corporate obligations, which primarily consist of investments in equity and debt securities of publicly-traded entities. Based on Steel Excel's evaluation of such securities, it determined that certain unrealized losses represented other-than-temporary impairments as of June 30, 2015. This determination was based on several factors, including adverse changes in the market conditions and economic environments in which the entities operate. Steel Excel recognized an impairment charge of approximately $22,700 for the three and six months ended June 30, 2015, equal to the cost basis of such securities in excess of their fair values. Steel Excel has determined that there was no indication of other-than-temporary impairments on its other investments with unrealized losses as of June 30, 2015. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entity, and the intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of available-for-sale debt securities and marketable securities with no contractual maturities as of June 30, 2015, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
Mature in one year or less	$—	$—
Mature after one year through three years	—	—
Mature after three years	35,205	34,298
Total debt securities	35,205	34,298
Securities with no contractual maturities	116,235	125,898
	$151,440	$160,196

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

B) Long-Term Investments

The following table summarizes the Company's long-term investments as of June 30, 2015 and December 31, 2014. For those investments at fair value, the carrying amount of the investment equals its respective fair value.

			Investment Balance		Income (Loss) Recorded in Statement of Operations
					Three Months Ended June 30,		Six Months Ended June 30,
(A) AVAILABLE-FOR-SALE SECURITIES			June 30, 2015	December 31, 2014	2015	2014	2015	2014
Fair Value Changes Recorded in Accumulated Other Comprehensive Income:
Equity securities - U.S. (1)
Aerospace/Defense			$86,170	$76,512
Restaurants			—	35,637
Manufacturing			431	—
Other			569	572
			87,170	112,721
Fair Value Changes Recorded in Consolidated Statement of Operations:
API (1)			—	18,373	$—	$159	$4,450	$160
			87,170	131,094	$—	$159	$4,450	$160
(B) EQUITY METHOD INVESTMENTS
Investments in Associated Companies:	June 30, 2015	December 31, 2014
At Cost:	Ownership
CoSine	80.6%	48.3%	—	5,521	$—	$(80)	$(602)	$(206)
Other (5)			6,805	5,705	(149)	(665)	(286)	(2,098)
At Fair Value:
ModusLink Global Solutions, Inc. ("MLNK") (1)	31.5%	27.7%	56,865	54,086	(5,779)	(5,182)	(4,053)	(22,460)
SL Industries, Inc. ("SLI") (1)	25.3%	24.0%	38,411	38,799	(4,119)	4,915	(388)	2,388
JPS Industries, Inc. ("JPS") (1)	38.7%	38.7%	43,835	38,406	3,660	(201)	5,429	3,016
API Technologies Corp. ("API Tech") (1)	20.6%	20.6%	28,700	24,355	5,031	3,539	4,345	3,539
Aviat Networks, Inc. ("Aviat") (1)	12.9%	—%	10,134	—	563	—	(724)	—
Other (2)	43.8%	43.8%	2,271	2,163	(27)	(51)	108	(162)
			187,021	169,035	$(820)	$2,275	$3,829	$(15,983)
Other Investments at Fair Value - Related Party:
SPII Liquidating Trust - Series D ( Fox & Hound) (3)			—	—	$—	$(3)	$—	$(3)
SPII Liquidating Trust - Series G (SPCA) (2), (3)			—	6,811	(36)	558	447	456
SPII Liquidating Trust - Series H (SPJSF) (2), (4)			—	2,812	(2)	920	(86)	1,020
			—	9,623	$(38)	$1,475	$361	$1,473
(C) OTHER INVESTMENTS
ModusLink Warrants (2)			1,636	2,199	$(527)	$(951)	$(564)	$(3,398)

Total Long-Term Investments			$275,827	$311,951
(1) Level 1 investment. Equity securities totaling $87,170 and $112,721 were classified as Level 1 investments as of June 30, 2015 and December 31, 2014, respectively.
(2) Level 3 investment. For additional information related to the Company's Level 3 investments, see Note 5 - "Fair Value Measurements."
(3) Steel Partners China Access I L.P. Trust H was liquidated during the first quarter of 2015.
(4) Steel Partners Japan Strategic Fund, L.P. Trust G was liquidated during the second quarter of 2015.
(5) Represents Steel Excel's investments in a sports business and iGo, Inc. ("iGo") of 40.0% and 46.9%, respectively and a 50% investment in API Optix s.r.o ("API Optix"), a joint venture investment held by CoSine's API subsidiary.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

The following table presents activity for the available-for-sale securities presented in the table above for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in Accumulated Other Comprehensive (Loss) Income:
Proceeds from sales	$—	$468	$—	$468
Gross gains from sales	$—	$31	$—	$31
Gross losses from sales	—	—	—	—
Net investment gain	$—	$31	$—	$31
Change in net unrealized holding (losses) gains included in Accumulated other comprehensive (loss) income	$(10,830)	$5,719	$9,651	$6,240
Reclassified out of Accumulated other comprehensive (loss) income :
Unrealized gains	$7,185	$86	$29,663	$86
Unrealized losses	—	—	—	—
Total	$7,185	$86	$29,663	$86

(A) AVAILABLE-FOR-SALE SECURITIES

Fair Value Changes Recorded in Accumulated Other Comprehensive (Loss) Income

For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. Gross unrealized gains and gross unrealized losses are reported in Accumulated other comprehensive (loss) income in the Company's Consolidated Balance Sheets. In January 2015 the Company contributed Nathan’s, one if its available -for-sale securities, to CoSine in exchange for additional CoSine equity (see Note 2 - "Acquisitions" for additional information). Also, in the first six months of 2015, Cosine sold all 445,456 shares of Nathan's for proceeds of approximately $33,202 and received a special dividend of approximately $5,500 which is included in Other income, net in the Consolidated Statement of Operations for the six months ended June 30, 2015. As a result, management determined there to be an other-than-temporary impairment in the stock price and recorded an impairment charge of approximately $5,500.

The cost basis and unrealized gains and losses related to our available-for-sale securities which are classified as long-term investments are as follows:

	June 30, 2015				December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Aerospace/Defense	$11,675	$74,495	$—	$86,170	$11,675	$64,837	$—	$76,512
Restaurants	—	—	—	—	5,974	29,663	—	35,637
Manufacturing	435	—	(4)	431	—	—	—	—
Other	575	—	(6)	569	575	—	(3)	572
	$12,685	$74,495	$(10)	$87,170	$18,224	$94,500	$(3)	$112,721
Fair Value Changes Recorded in Consolidated Statement of Operations

Available-for-sale securities that are classified as long-term investments also included the Company's investment in API prior to its acquisition by CoSine. Changes in the fair value of this investment were reported in the Company's Consolidated Statements of Operations as Income (loss) from investments held at fair value. In January 2015, the Company contributed its investment in API to CoSine in exchange for additional CoSine equity. CoSine subsequently acquired all of the remaining outstanding shares of API which became a consolidated subsidiary in the second quarter of 2015 (see Note 2 - "Acquisitions" for additional information).

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

•
Steel Excel has an investment in a sports business and in iGo, a provider of accessories for mobile devices. These investments are being accounted for under the traditional equity method as associated companies. Based on the closing market price of iGo's publicly-traded shares, the value of the investment in iGo was approximately $2,870 and $3,400 at June 30, 2015 and December 31, 2014, respectively.

•
CoSine's API subsidiary has a 50% joint venture in API Optix with IQ Structures s.r.o. API Optix provides development and origination services in the field of micro and nano-scale surface relief technology. The investment, based in Prague, Czech Republic, is being accounted for under the traditional equity method as an associated company.

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

On June 1, 2015, HNH announced that it entered into a definitive merger agreement to acquire the outstanding shares of JPS, other than the shares owned by the Company, for $11.00 per share. Following the consummation of the merger, pursuant to a separate agreement between HNH and the Company, the Company will exchange its shares of JPS common stock for shares of common stock of HNH, based on an $11.00 per share valuation for the JPS shares, so that HNH will own 100% of the shares of JPS. HNH completed its merger with JPS in July 2015 and the Company exchanged its shares of JPS for shares of HNH in August 2015 (see Note 21 - "Subsequent Events" for additional information).

•
In May 2014, Steel Excel increased its holdings of the common stock of API Tech to 20.6%. API Tech is a designer and manufacturer of high performance systems, subsystems, modules, and components. Effective as of that date, the investment in API Tech has been accounted for as an equity method investment using the fair value option. Steel Excel elected the fair value option to account for its investment in API Tech in order to more appropriately reflect the value of API Tech in its financial statements. Prior to such time, the investment in API Tech was accounted for as an available-for-sale security, and upon the change in classification the Company recognized a loss of approximately $600 that had previously been included as a component of Accumulated other comprehensive (loss) income.

•
In January 2015, two members of Steel Excel's board of directors were appointed to the eight-member board of directors of Aviat Networks, Inc. ("Aviat"), a global provider of microwave networking solutions. At the time of the appointment, Steel

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Excel held 8,041,892 shares of Aviat, or approximately 12.9% of the total outstanding common stock. Effective as of the date of the appointment, the investment in Aviat has been accounted for as an equity-method investment as Steel Excel’s voting interest and board representation provide it with significant influence over Aviat's operations. Steel Excel elected the fair value option to account for its investment in Aviat, with changes in fair value based on the market price of Aviat's common stock recognized currently as income or loss from equity method investees, in order to more appropriately reflect the value of Aviat in its financial statements. Prior to such time the investment in Aviat was accounted for as an available-for-sale security, and upon the change in classification Steel Excel recognized a loss of approximately $2,800 that had previously been included as a component of Accumulated other comprehensive (loss) income.

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

	June 30, 2015	December 31, 2014
Summary of balance sheet amounts:
Current assets	$589,652	$556,571
Noncurrent assets	139,934	160,202
Total assets	$729,586	$716,773
Current liabilities	$294,784	$257,559
Noncurrent liabilities	114,358	113,217
Total liabilities	409,142	370,776
Parent equity	320,444	345,997
Total liabilities and equity	$729,586	$716,773
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Summary income statement amounts:
Revenue	$197,805	$269,715	$418,872	$553,114
Gross profit	32,339	40,714	63,527	87,789
Loss from continuing operations	(8,146)	(5,049)	(6,256)	(3,204)
Net (loss) income after noncontrolling interests	(8,308)	2,721	(1,313)	5,170
Other Investments at Fair Value - Related Party

Other investments - related party, consist of the Company’s investment in each series of the SPII Liquidating Trust (see Note 12 - “Related Party Transactions”) accounted for under the equity method. In February 2015, the SPII Liquidating Trust comprising Trust H was fully liquidated. As a result, the Company received its proportional interest of the cash and investments in Trust H totaling approximately $2,730. There was no gain or loss recorded on the transaction. Also, in June 2015, the SPII Liquidating Trust comprising Trust G was fully liquidated. As a result, the Company received its proportional interest of the cash and investments in Trust G totaling approximately $6,913. There was no gain or loss recorded on the transaction. All series of the SP II Liquidating Trust have now been liquidated.

The purpose of the SPII Liquidating Trust was to effect the orderly liquidation of certain assets previously held by Steel Partners II, L.P. ("SPII"). SPLP’s financial position, financial performance and cash flows were affected by the extent to which the operations of the SPII Liquidating Trust results in realized or unrealized gains (losses) and by distributions it makes in each reporting period. The Company held variable interests in each series of the SPII Liquidating Trust.

Each series of the SPII Liquidating Trust was separate and distinct with respect to its assets, liabilities and net assets. Each individual series had no liability or claim with respect to the liabilities or assets of the other series. Each series shared in

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

the costs, assets and liabilities, if any, that are not specifically attributable to a particular series. Each series generally held the securities related to a specific investment and cash for operating expenses of the series. The fair values for the investments in the SPII Liquidating Trust were been estimated using the net asset value of such interests as reported by the SPII Liquidating Trust.

The following tables provide combined summarized data with respect to the other investments - related party accounted for under the equity method, at fair value:

	June 30, 2015	December 31, 2014
Summary of balance sheet amounts:
Total assets	$943	$21,966
Total liabilities	(943)	—
Net Asset Value	$—	$21,966

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Summary income statement amounts:
Net (decrease) increase in net assets from operations	$(53)	$3,246	$826	$3,254

(C) OTHER INVESTMENTS

In connection with the acquisition of MLNK common shares in March 2013, the Company received warrants ("ModusLink Warrants") to acquire an additional 2,000,000 shares at an exercise price of $5.00 per share. The ModusLink Warrants are accounted for as an asset at fair value with changes in fair value recognized each period in Income (Loss) from investments held at fair value in the Company's Consolidated Statements of Operations. The ModusLink warrants have a life of 5 years and are valued using the Black-Scholes option pricing model. Assumptions used in the current valuation were as follows: 1) volatility of 52.4% 2) term of 2.7 years 3) risk free interest rate of 1.630% based on the U.S. Treasury bill yield, and 4) an expected dividend of $0.

LIMITED PARTNERSHIP INVESTMENT AND PROMISSORY NOTE

Steel Excel also has other investments which include a $25,000 cost-method investment in a limited partnership that co-invested with other private investment funds in a public company. This investment is included in Prepaid and other current assets in the Company's Consolidated Balance Sheets at June 30, 2015, as the limited partnership will be liquidated in August 2015, with Steel Excel to receive either cash or its proportionate share of equity of the public company investee.This investment was previously classified in Other non-current assets at December 31, 2014. Upon liquidation, Steel Excel will recognize a gain or loss equal to the difference between the fair value of the assets received and the carrying value. The investment in the limited partnership had an approximate fair value of $33,400 and $28,600 at June 30, 2015 and December 31, 2014, respectively, based on the net asset value included in the monthly statement it receives from the partnership. Steel Excel's other investments at June 30, 2015, include an investment in a venture capital fund totaling $500 and a promissory note with an amortized cost of $3,000, which is a reasonable approximation of fair value at June 30, 2015. This amount is included in Other non-current assets in the Company's Consolidated Balance Sheets.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

5. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements as of June 30, 2015 and December 31, 2014 are summarized by type of inputs applicable to the fair value measurements as follows:

June 30, 2015	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$74,808	$10,675	$35,016	$120,499
Long-term investments (a)	265,115	—	3,907	269,022
Investments in certain funds	—	—	468	468
Precious metal and commodity inventories recorded at fair value	13,195	—	—	13,195
Commodity contracts on precious metal and commodity inventories	—	846	—	846
Foreign currency forward exchange contracts	—	2,331	—	2,331
Total	$353,118	$13,852	$39,391	$406,361

Liabilities:
Financial instruments	$21,385	$—	$—	$21,385
Interest rate swap agreement	—	(103)	—	(103)
Total	$21,385	$(103)	$—	$21,282

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$93,768	$10,793	$33,896	$138,457
Long-term investments (a)	286,740	—	13,985	300,725
Investments in certain funds	—	—	525	525
Precious metal and commodity inventories recorded at fair value	13,249	—	—	13,249
Commodity contracts on precious metal and commodity inventories	764	—	—	764
Total	$394,521	$10,793	$48,406	$453,720

Liabilities:
Financial instruments	$21,311	$—	$—	$21,311
Interest rate swap agreement	—	138	—	138
Total	$21,311	$138	$—	$21,449
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

Interest rate swap agreements are considered Level 2 measurements as the inputs are observable at commonly quoted intervals.

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Investments in Associated Companies	Other Investments - Related Party	ModusLink Warrants	Marketable Securities and Other	Total
Assets
Balance at March 31, 2014	$2,131	$10,226	$3,385	$30,391	$46,133
Purchases	—	—	—	5,239	5,239
Sales	—	(1,496)	—	(2,758)	(4,254)
Realized loss on sale				(129)	(129)
Unrealized gains	—	1,478	—	—	1,478
Unrealized losses	(51)	(3)	(951)	(397)	(1,402)
Balance at June 30, 2014	$2,080	$10,205	$2,434	$32,346	$47,065

Balance at March 31, 2015	$2,298	$7,296	$2,163	$31,373	$43,130
Purchases	—	—	—	5,108	5,108
Sales	—	(7,258)	—	(359)	(7,617)
Realized gain on sale	—	—	—	—	—
Unrealized gains	—	—	—	—	—
Unrealized losses	(27)	(38)	(527)	(638)	(1,230)
Balance at June 30, 2015	$2,271	$—	$1,636	$35,484	$39,391

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

	Long - Term Investments
	Investments in Associated Companies (a)	Other Investments - Related Party (b)	ModusLink Warrants (c)	Marketable Securities and Other (d)	Total
Assets
Balance at December 31, 2013	$2,243	$10,228	$5,832	$24,209	$42,512
Purchases	—	—	—	10,538	10,538
Sales	—	(1,496)	—	(4,732)	(6,228)
Realized loss on sale	—	—	—	(129)	(129)
Unrealized gains	—	1,476	—	2,460	3,936
Unrealized losses	(163)	(3)	(3,398)	—	(3,564)
Balance at June 30, 2014	$2,080	$10,205	$2,434	$32,346	$47,065

Balance at December 31, 2014	$2,163	$9,623	$2,199	$34,421	$48,406
Purchases	—	—	—	5,108	5,108
Sales	—	(9,985)	—	(522)	(10,507)
Realized gain on sale	—	—	—	—	—
Unrealized gains	135	484	—	—	619
Unrealized losses	(27)	(122)	(563)	(3,523)	(4,235)
Balance at June 30, 2015	$2,271	$—	$1,636	$35,484	$39,391
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

As of June 30, 2015 and December 31, 2014, WebBank has impaired loans of $461, of which $0 is guaranteed by the USDA or SBA and $458, of which $4 is guaranteed by the USDA or SBA, respectively. These loans are measured at fair value

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

on a nonrecurring basis using Level 3 inputs. See the "Impaired Loans" section of Note 7 - "Trade, Other and Loans Receivable" for additional discussion of loan impairment measurements.

6. FINANCIAL INSTRUMENTS

At June 30, 2015 and December 31, 2014 financial instrument liabilities and related restricted cash consists of $21,385 and $21,311, respectively, of short sales of corporate securities.

Activity is summarized below for financial instrument liabilities and related restricted cash:

	June 30,
	2015	2014
Balance, beginning of period	$21,311	$25,090
Settlement of short sales of corporate securities	(419)	—
Short sales of corporate securities	209	19,341
Net investment losses	284	1,492
Receipt of dividends, net of interest expense	—	88
Balance of financial instrument liabilities and related restricted cash, end of period	$21,385	$46,011

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

As of June 30, 2015, HNH had the following outstanding forward contracts with settlement dates through September 2015. There were no futures contracts outstanding as of June 30, 2015.

Commodity	Amount	Notional Value
Silver	885,000 ounces	$14,000
Gold	1,100 ounces	$1,300
Copper	350,000 pounds	$900
Tin	40 metric tons	$600

H&H accounts for these contracts as either fair value hedges or economic hedges under the guidance in ASC 815, Derivatives and Hedging.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Fair Value Hedges. Of the total forward contracts outstanding, 650,000 ounces of silver and substantially all of the copper contracts are designated and accounted for as fair value hedges under ASC 815. The fair values of these derivatives are recognized as derivative assets and liabilities in the Company's Consolidated Balance Sheets. The net change in fair value of the derivative assets and liabilities, and the change in the fair value of the underlying hedged inventory, are recognized in the consolidated statement of operations, and such amounts principally offset each other due to the effectiveness of the hedges. The fair value hedges are associated primarily with HNH's precious metal inventory carried at fair value.

Economic Hedges. The remaining outstanding forward contracts for silver, and all of the contracts for gold and tin, are accounted for as economic hedges. As these derivatives are not designated as accounting hedges under ASC 815, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market, and both realized and unrealized gains and losses are recorded in current period earnings in the Consolidated Statement of Operations. The economic hedges are associated primarily with HNH's precious metal inventory valued using the LIFO method.

The forward contracts were made with a counter party rated A+ by Standard & Poors. Accordingly, HNH has determined that there is minimal credit risk of default. HNH estimates the fair value of its derivative contracts through the use of market quotes or broker valuations when market information is not available. HNH maintains collateral on account with the third-party broker. Such collateral consists of both cash that varies in amount depending on the value of open contracts, as well as ounces of precious metal held on account by the broker.

Foreign Currency Forward Contracts

CoSine, through its subsidiary API, enters into foreign currency forward contracts to hedge its receivables and payables denominated in other currencies. In addition, API enters into foreign currency forward contracts to hedge the value of its future sales denominated Euros and the value of its future purchases denominated in USD. These hedges have settlement dates ranging through June 2016.

The forward contracts that are used to hedge the risk of foreign exchange movement on its receivables and payables are accounted for as fair value hedges under ASC 815. At June 30, 2015 there were contracts in place to buy Sterling and sell Euros in the amount of €3,550 and a contract to sell Sterling and buy USD in the amount of $700. The fair values of these derivatives are recognized as derivative assets and liabilities in the Company's Consolidated Balance Sheets. The net change in fair value of the derivative assets and liabilities are recognized in the consolidated statement of operations.

The forward contracts that are used to hedge the value of API's future sales and purchases are accounted for as cash flow hedges in accordance with ASC 815. At June 30, 2015 there were contracts in place to hedge the value of future sales denominated in Euros in the amount of €18,350 and the value of future purchases denominated in USD in the amount of $3,600. These hedges are fully effective and accordingly, the changes in fair value are recorded in Accumulated Other Comprehensive Income ("AOCI") and, at maturity, the gain or loss on the forward contract is reclassified from AOCI into the consolidated statement of operations.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Fair Value and carrying amount of Derivative Instruments in the Company's Consolidated Balance Sheets is as follows.

Derivative	Balance Sheet Location	June 30, 2015	December 31, 2014
Commodity contracts (a), (b)	Prepaid and other current assets	$603	$667
Commodity contracts (c)	Prepaid and other current assets	$243	$97
Interest rate swap agreements	Other current liabilities	$(103)	$(138)
Foreign exchange forward contracts (a), (d)	Accrued liabilities	$2,266	$—
Foreign exchange forward contracts (a), (d)	Accrued liabilities	$(42)	$—
Foreign exchange forward contracts (a), (b)	Trade and other receivables/Prepaid and other current assets	$107	$—
(a) Designated as hedging instruments as of June 30, 2015.
(b) Fair value hedge
(c) Economic hedge
(d) Cash flow hedge

Effect of derivative instruments on the Company's Consolidated Statements of Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Derivative	Statement of Operations Location	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
Commodity contracts (a), (b)	Cost of goods sold	$893	$(783)	$(21)	$(909)
Commodity contracts (c)	Realized and unrealized (gain) loss on derivatives	312	(606)	105	(466)
Interest rate swap agreements	Interest expense, net	(18)	(80)	(63)	(125)
Foreign exchange forward contracts (a), (d)	Revenues/Costs of sales	610	—	610	—
Foreign exchange forward contracts (a), (b)	Other income, net	111	—	111	—
Total derivatives		$1,908	$(1,469)	$742	$(1,500)
(a) Designated as hedging instruments as of June 30, 2015.
(b) Fair value hedge
(c) Economic hedge
(d) Cash flow hedge

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

At June 30, 2015 and December 31, 2014, WebBank’s undisbursed loan commitments totaled $96,193 and $82,788, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of the Bank’s lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

WebBank estimates an allowance for potential losses on off-balance sheet contingent credit exposures related to the guaranteed amount of its SBA and USDA loans and whether or not the SBA/USDA honors the guarantee. WebBank determines the allowance for these contingent credit exposures based on historical experience and portfolio analysis. The allowance is included with other liabilities in the consolidated balance sheet, with any related increases or decreases in the reserve included in the statement of income. The allowance was $188 at June 30, 2015 and December 31, 2014, respectively, and is included within Other current liabilities in the Company's Consolidated Balance Sheets.

7. TRADE, OTHER AND LOANS RECEIVABLE

Trade and Other Receivables, Net

	June 30, 2015	December 31, 2014
Trade accounts receivable net of allowance for doubtful accounts of $2,009 in 2015 and $2,149 in 2014	$130,812	$85,553
Other receivables	4,634	1,887
Total	$135,446	$87,440

Loans Receivable

    Major classification of WebBank’s loans receivable at June 30, 2015 and December 31, 2014 are as follows:

	Total				Current		Non-current
	June 30, 2015%		December 31, 2014%		June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Loans held for sale	$84,168	52%	$40,886	35%	$84,168	$40,886	$—	$—
Real estate loans:
Commercial – owner occupied	$1,596	1%	$1,650	1%	99	96	$1,497	1,554
Commercial – other	282	—%	264	—%	—	—	282	264
Total real estate loans	1,878	1%	1,914	1%	99	96	1,779	1,818
Commercial and industrial	74,775	47%	75,706	64%	1,226	1,142	73,549	74,564
Total loans	76,653	48%	77,620	65%	1,325	1,238	75,328	76,382
Less:
Deferred fees and discounts	(17)		(20)		(17)	(20)	—	—
Allowance for loan losses	(624)		(557)		(624)	(557)	—	—
Total loans receivable, net	$76,012		$77,043		684	661	75,328	76,382
Loans receivable, including loans held for sale (a)					$84,852	$41,547	$75,328	$76,382
(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, net was $160,355 and $117,346 at June 30, 2015 and December 31, 2014, respectively.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Changes in the allowance for loan losses are summarized as follows:

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
March 31, 2014	$35	$28	$346	$409
Charge-offs	—	—	—	—
Recoveries	1	11	6	18
Provision	(2)	(9)	(54)	(65)
June 30, 2014	34	30	298	362

March 31, 2015	60	11	567	638
Charge-offs	—	—	—	—
Recoveries	2	11	5	18
Provision	(15)	(12)	(5)	(32)
June 30, 2015	$47	$10	$567	$624

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
December 31, 2013	$77	$28	$319	$424
Charge-offs	—	—	(3)	(3)
Recoveries	63	18	14	95
Provision	(106)	(16)	(32)	(154)
June 30, 2014	$34	$30	298	$362
December 31, 2014	$64	$12	$481	$557
Charge-offs	—	—	—	—
Recoveries	3	22	12	37
Provision	(20)	(24)	74	30
June 30, 2015	$47	$10	$567	$624

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	Real Estate
June 30, 2015	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$57	$57
Collectively evaluated for impairment	47	10	510	567
Total	$47	$10	$567	$624
Outstanding Loan balances:
Individually evaluated for impairment	$378	$—	$85	$463
Collectively evaluated for impairment	1,218	282	74,690	76,190
Total	$1,596	$282	$74,775	$76,653

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

Loans are reported as past due when either principal or interest is due and unpaid for a period of 30 days or more. Loans past due 90 days or more and still accruing interest were $50 and $52 at June 30, 2015 and December 31, 2014, respectively.

Nonaccrual loans are summarized as follows:

	June 30, 2015	December 31, 2014
Real Estate Loans:
Commercial - Owner Occupied	$360	$374
Total Real Estate Loans	360	374
Commercial and Industrial	16	16
Total Loans	$376	$390

Past due loans (accruing and nonaccruing) are summarized as follows:

June 30, 2015	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Recorded investment in accruing loans 90+ days past due	Nonaccrual loans that are current (1)
Real Estate Loans:
Commercial - Owner Occupied	$1,218	$375	$3	$378	$1,596	$—	$—
Commercial - Other	282	—	—	—	282	—	—
Total Real Estate Loans	1,500	375	3	378	1,878	—	—
Commercial and Industrial	74,709	—	66	66	74,775	50	—
Total Loans	$76,209	$375	$69	$444	$76,653	$50	$—
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

•	Substandard: A substandard receivable has a developing or currently minor weakness or weaknesses that could result in loss or default if deficiencies are not corrected or adverse conditions arise.

•	Doubtful: A doubtful receivable has an existing weakness or weaknesses that have developed into a serious risk of significant loss or default with regard to a material term of the financing agreement.
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

June 30, 2015	Pass	Special Mention	Sub- standard	Doubtful	Total loans
Real Estate Loans:
Commercial - Owner Occupied	$1,218	$—	$378	$—	$1,596
Commercial - Other	282	—	—	—	282
Total Real Estate Loans	1,500	—	378	—	1,878
Commercial and Industrial	73,511	1,179	85	—	74,775
Total Loans	$75,011	$1,179	$463	$—	$76,653

December 31, 2014	Pass	Special Mention	Sub- standard (1)	Doubtful	Total loans
Real Estate Loans:
Commercial - Owner Occupied	$1,258	$19	$373	$—	$1,650
Commercial - Other	264	—	—	—	264
Total Real Estate Loans	1,522	19	373	—	1,914
Commercial and Industrial	74,439	1,183	84	—	75,706
Total Loans	$75,961	$1,202	$457	$—	$77,620
(1) $4 is guaranteed by the USDA or SBA.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. When loans are impaired, an estimate of the amount of the balance that is impaired is made and a specific reserve is assigned to the loan based on the estimated present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral less the cost to sell. When the impairment is based on amount on the fair value of the loan’s underlying collateral, the portion of the balance that is impaired is charged off, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. WebBank recognized $3 and $2 on impaired loans for the three months ended June 30, 2015 and 2014, respectively, and $4 and $28 for the six months ended June 30, 2015 and 2014, respectively.

Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. Payments are recognized when cash is received. No impaired loans were considered a troubled debt restructuring.

Information on impaired loans is summarized as follows:

		Recorded investment
June 30, 2015	Unpaid principle balance	with no allowance	with allowance	Total recorded investment	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$435	$360	$18	$378	$1	$274
Total Real Estate Loans	435	360	18	378	1	274
Commercial and Industrial	194	27	56	83	57	63
Total Loans	$629	$387	$74	$461	$58	$337

		Recorded investment
December 31, 2014	Unpaid principle balance	with no allowance	with allowance	Total recorded investment (1)	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$430	$374	$—	$374	$—	$750
Total Real Estate Loans	430	374	—	374	—	750
Commercial and Industrial	193	28	56	84	52	131
Total Loans	$623	$402	$56	$458	$52	$881

(1)$4 is guaranteed by the USDA or SBA.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

8. INVENTORIES, NET

A summary of Inventories, net is as follows:

	June 30, 2015	December 31, 2014
Finished products	$34,854	$24,424
In-process	13,862	10,310
Raw materials	23,871	12,346
Fine and fabricated precious metal in various stages of completion	20,432	17,094
	93,019	64,174
LIFO reserve	(92)	(90)
Total	$92,927	$64,084

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, HNH purchases, maintains and utilizes precious metal inventory. HNH records certain precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

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

As of June 30, 2015, H&H’s customer metal consisted of 148,478 ounces of silver, 538 ounces of gold, and 1,392 ounces of palladium. As of December 31, 2014, H&H’s customer metal consisted of 191,217 ounces of silver, 518 ounces of gold, and 1,392 ounces of palladium.

	June 30, 2015	December 31, 2014
Supplemental inventory information:
Precious metals stated at LIFO cost	$7,909	$4,839
Precious metals stated under non-LIFO cost methods, primarily at fair value	12,431	12,165
Market value per ounce:
Silver	15.79	15.75
Gold	1,170.50	1,199.25
Palladium	676.00	798.00

9. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	June 30, 2015	December 31, 2014
Land	$21,105	$9,523
Buildings and improvements	60,807	53,742
Machinery, equipment and other	217,727	194,356
Construction in progress	15,699	4,738
	315,338	262,359
Accumulated depreciation and amortization	(90,287)	(78,045)
Net property, plant and equipment	$225,051	$184,314

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Depreciation expense was $6,853 and $6,190 for the three months ended June 30, 2015 and 2014, respectively, and $13,178 and $12,282 for the six months ended June 30, 2015 and 2014, respectively.

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying value of goodwill by reportable segment is as follows:

	June 30, 2015
	Diversified	Energy	Corporate	Total
Balance at beginning of year
Gross Goodwill	$26,299	$64,790	$81	$91,170
Accumulated impairments	—	(45,219)	—	(45,219)
Net Goodwill	26,299	19,571	81	45,951
Acquisitions (a)	50,392	—	—	50,392
Impairment	—	—	—	—
Currency translation adjustment	(22)	—	—	(22)
Other adjustments	—	—	—	—
Balance at end of period
Gross Goodwill	76,669	64,790	81	141,540
Accumulated impairments	—	(45,219)	—	(45,219)
Net Goodwill	$76,669	$19,571	$81	$96,321
(a) Goodwill from acquisitions relates to HNH's acquisition of ITW and the acquisitions of CoSine and API. These balances are subject to adjustment during the finalization of the purchase price allocation for these acquisitions. For additional information, see Note 2 - "Acquisitions".

The Company performs its annual goodwill impairment test during the fourth quarter of each year, and more frequently if an event occurs or circumstances change to indicate that an impairment may have occurred. The Energy segment's recent projections reflected a decline in the projected operating income for 2015 as a result of the continuing weakness in the oil services industry and the specific adverse effects experienced in 2015. This decline in projected operating income resulted in the need to perform a goodwill impairment test for the Energy segment during the second quarter of 2015. The fair value of the Energy segment was determined based on a valuation using a combination of the income approach (discounted cash flows) and the market approach (guideline public companies and guideline transaction method). The fair value of the Energy segment exceeded its carrying value, resulting in no impairment of goodwill in the period.

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
(a) Represents final purchase price allocation adjustments, including a final working capital adjustment, associated with the HNH acquisition of W.P. Hickman Company.

A summary of Other intangible assets, net is as follows:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$133,152	$34,947	$98,205	$113,952	$29,726	$84,226
Trademarks	34,154	6,960	27,194	28,803	5,856	22,947
Patents and technology	16,907	6,715	10,192	16,773	6,023	10,750
Other	6,804	2,103	4,701	2,426	1,799	627
	$191,017	$50,725	$140,292	$161,954	$43,404	$118,550

Trademarks with indefinite lives as of June 30, 2015 and December 31, 2014 were $8,020. Amortization expense related to intangible assets was $4,005 and $3,383 for the three months ended June 30, 2015 and 2014, respectively, and 7,352 and $6,877 for the six months ended June 30, 2015 and 2014, respectively.

Other intangible assets as of June 30, 2015 also include $4,400 in intangible assets, primarily unpatented technology, associated with HNH's ITW acquisition. This balance is subject to adjustment during the finalization of the purchase price allocation for the ITW acquisition.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

11. BANK DEPOSITS

A summary of WebBank deposits is as follows:

Time deposits year of maturity:	June 30, 2015	December 31, 2014
2015	$14,689	$27,001
2016	58,431	50,386
2017	38,664	26,671
2018	19,956	—
Total time deposits	131,740	104,058
Money market deposits	55,926	60,802
Total deposits (a)	$187,666	$164,860
Current	$84,740	$87,804
Long-term	102,926	77,056
Total deposits	$187,666	$164,860

Time deposit accounts under $100	$110,535	$86,274
Time deposit accounts $100 and over	21,205	17,784
Total time deposits	$131,740	$104,058
(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of deposits was $187,460 and $165,381 at June 30, 2015 and December 31, 2014, respectively.

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the independent directors. The Management Fee was $2,184 and $2,257 for the three months ended June 30, 2015 and 2014, respectively, and $4,040 and $4,569 for the six months ended June 30, 2015 and 2014, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations. There were no unpaid amounts for management fees at June 30, 2015 or December 31, 2014.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $734 and $326 for the three months ended June 30, 2015 and 2014, respectively, and $1,455 and $1,345 for the six months ended June 30, 2015 and 2014, respectively. Unpaid amounts for reimbursable expenses were approximately $596 and $1,504 at June 30, 2015 and December 31, 2014, respectively, and are included in Payable to related parties.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

In 2015, SPLP issued units to the Investment Manager an affiliate of the Manager. The units issued were for the final settlement of the additional liability due to the Investment Manager of approximately $1,800 (see Note 15 - Capital and Accumulated Other Comprehensive Income.")

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
Consolidated subsidiaries that have agreements with SP Corporate include HNH, Steel Excel, SPLP, Web Financial Holdings, DGT, WebBank, BNS and CoSine. Annual amounts to be billed to these companies are $10,551, $8,150, $6,000, $2,000, $476, $250, $204 and $204, respectively, and are eliminated in consolidation.
In addition to its servicing agreements with SPLP and its consolidated subsidiaries, SP Corporate has management services agreements with other companies considered to be related parties, including NOVT, Ore Holdings, Inc., J. Howard Inc., SL Industries, Inc., Steel Partners, Ltd., iGo and MLNK. In total, SP Corporate will charge approximately $4,121 annually to these companies.

SPII Liquidating Trust

SPLP held interests in the SPII Liquidating Trust, an entity that held certain investments which it acquired in connection with the Exchange Transaction, which the Manager and its affiliate served as the manager and liquidating trustee, respectively, without compensation other than reimbursement for out-of-pocket expenses. The SPII Liquidating Trust was liquidated during the second quarter of 2015.

Mutual Securities

Pursuant to the Management Agreement, the Manager was responsible for selecting executing brokers. Securities transactions for SPLP are allocated to brokers on the basis of reliability and best price and execution. The Manager has selected Mutual Securities as an introducing broker and may direct a substantial portion of the managed entities’ trades to such firm among others. An officer of the Manager and SPH GP is affiliated with Mutual Securities. The Manager only uses Mutual Securities when such use would not compromise the Manager’s obligation to seek best price and execution. SPLP has the right to pay commissions to Mutual Securities, which are higher than those that can be obtained elsewhere, provided that the Manager believes that the rates paid are competitive institutional rates. Mutual Securities also served as an introducing broker for SPLP’s trades. The Commissions paid by SPLP to Mutual securities were approximately $47 and $100 for the three months ended June 30, 2015 and 2014, respectively and $94 and $230 for the six months ended June 30, 2015 and 2014, respectively. Such commissions are included in Net investment gains (losses) in the Company's Consolidated Statements of Operations. The portion of the commission paid to Mutual Securities ultimately received by such officer is net of clearing and other charges.

Other

SPLP had an arrangement whereby it held an asset on behalf of a related party in which it had an investment. The investment was liquidated during the second quarter of 2015. The asset had a fair value of $34,280 at December 31, 2014.

The Company’s non-management directors receive an annual retainer of $150, of which $75 is paid in cash and $75 is paid in restricted common units of SPLP. The restricted units vest over a three year period. These directors are also paid fees of $1 for each board committee meeting attended. The chairmen of the Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee are paid an additional annual fee of $60, $5 and $5, respectively. Non-management directors’ fees expensed were $242 and $236 for the three months ended June 30, 2015 and 2014, respectively, and $479 and

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

$446 for the six months ended June 30, 2015 and 2014, respectively. Unpaid non-management directors’ fees are included in Payable to related parties and were $37 and $46 at June 30, 2015 and December 31, 2014, respectively.

At June 30, 2015 and December 31, 2014, several related parties and consolidated subsidiaries had deposits totaling $9,569 and $14,875, respectively, in WebBank. $6,404 and $12,391 of these deposits have been eliminated in consolidation as of June 30, 2015 and December 31, 2014, respectively. These deposits held at WebBank earned $17 and $26 in interest for the three months ended June 30, 2015 and 2014, respectively, and $37 and $53 for the six months ended June 30, 2015 and 2014, respectively. The amount of this interest that has been eliminated in consolidation was $12 and $22 for the three months ended June 30, 2015 and 2014, respectively, and $28 and $46 for the six months ended June 30, 2015 and 2014, respectively.

SPLP has an estimated liability of $116 as of June 30, 2015 and December 31, 2014 included in other current liabilities which, pursuant to the Amended Exchange Agreement, is indemnified by Steel Partners II (Onshore) LP (“SPII Onshore”). As a result, the Company recorded an amount receivable from SPII Onshore reported in Receivable from related parties in the Company's Consolidated Balance Sheets.

13. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following:

	June 30, 2015	December 31, 2014
Short term debt:
CoSine - Foreign	$798	$—
HNH - Foreign	835	602
Short-term debt	1,633	602
Long-term debt:
Steel Excel Term Loan	72,678	79,285
HNH Revolving Facilities	81,900	193,375
SPLP Revolving Facility	66,881	33,788
CoSine Term Loans	2,877	—
CoSine Revolving Facilities	23,737	—
Other debt - domestic	7,839	8,014
Foreign loan facilities	1,340	1,412
Subtotal	257,252	315,874
Less portion due within one year	19,927	19,592
Long-term debt	237,325	296,282
Total debt	$258,885	$316,476
Capital lease facility
Current portion of capital lease	$447	$486
Long-term portion of capital lease	120	288
	$567	$774

SPLP Revolving Credit Facility

On March 27, 2015 the Company amended its Credit Agreement (the “Amended Credit Facility”) with PNC Bank, National Association (“PNC”), as administrative agent for the lenders thereunder. The Amended Credit Facility provides for a revolving credit facility with borrowing availability of up to $75,000 and the additional flexibility to allow one or more new lenders to join and become a party to the Amended Credit Facility with a minimum revolving credit commitment amount of not less than $10,000, and not to exceed a total commitment of $100,000. Amounts outstanding under the Amended Credit Facility bear interest at SPLP's option at either the Base Rate, as defined, plus 0.50% or LIBOR plus the applicable margin under the loan agreement of 1.50%, and are collateralized by first priority security interests of certain of the Company's deposit accounts and publicly traded securities. The average interest rate on the Amended Credit Facility was 1.72% as of June 30, 2015. The

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Amended Credit Facility requires a commitment fee to be paid on unused borrowings and also contains customary affirmative and negative covenants, including a minimum cash balance covenant, restrictions against the payment of dividends and customary events of default. Any amounts outstanding under the Amended Credit Facility are due and payable in full on October 23, 2017. The Amended Credit Facility also includes provisions for the issuance of letters of credit up to $10,000, with any such issuances reducing total borrowing availability. The Company has an outstanding letter of credit of approximately $893 at June 30, 2015.

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

HNH Debt

Senior Credit Facility

On August 29, 2014, H&H Group, a wholly owned subsidiary of HNH, entered into amended and restated senior credit facility ("Senior Credit Facility") which provides for an up to $365,000 senior secured revolving credit facility, including a $20,000 sublimit for the issuance of letters of credit and a $20,000 sublimit for the issuance of swing loans. On November 24, 2014, H&H Group, entered into an amendment to its Senior Credit Facility, solely for the purpose of modifying and clarifying the definition of the term "Guarantee." Borrowings under the Senior Credit Facility bear interest at H&H Group's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in a the loan agreement (1.75% and 0.75%, respectively, for LIBOR and Base Rate borrowings at June 30, 2015), and the revolving facility provides for a commitment fee to be paid on unused borrowings. The weighted average interest rate on the revolving facility was 1.97% at June 30, 2015. H&H Group's availability under the Senior Credit Facility was $153.8 as of June 30, 2015.

On January 22, 2015, H&H Group, and certain subsidiaries of H&H Group, entered into an amendment to its Senior Credit Facility to, among other things, provide for the consent of the administrative agent and the lenders, subject to compliance with certain conditions, for the tender offer by HNH Group Acquisition LLC, a newly formed subsidiary of H&H Group, for the shares of JPS, including the use of up to $71,000 under the Senior Credit Facility to purchase such shares, and certain transactions related thereto. In addition, HNH Group Acquisition LLC and HNH Acquisition LLC, another newly formed subsidiary of H&H Group, became guarantors under the Senior Credit Facility pursuant to the amendment. See further discussion regarding the JPS transaction in Note 21 - "Subsequent Events."

The Senior Credit Facility will expire, with all amounts outstanding balances due and payable, on August 29, 2019. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of H&H Group, and obligations under the Senior Credit Facility are collateralized by first priority security interests in and liens upon present and future assets of H&H Group and these subsidiaries, which approximated $368,000 at June 30, 2015. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. HNH was in compliance with all debt covenants at June 30, 2015.

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

Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy Ltd. ("Steel Energy") and its wholly-owned subsidiaries Sun Well Service, Inc. ("Sun Well") and Rogue Pressure Services, LLC ("Rogue"), and Black Hawk Energy Services Ltd. ("Black Hawk Ltd"), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue and Black Hawk Ltd. The carrying value as of June 30, 2015 of the assets pledged as collateral by Steel Energy and its subsidiaries under the Amended Credit Agreement was approximately $182,200.

The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3,300 and a balloon payment due on the maturity date. At June 30, 2015, $72,700 was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans. Principal payments under the Amended Credit Agreement for the remainder of 2015 and subsequent years are $6,607, $13,214, $13,214, and $39,643 for the remainder of 2015, 2016, 2017 and 2018, respectively.

The interest rate on the borrowings under the Amended Credit Agreement was 2.8% at June 30, 2015. For the three months ended June 30, 2015 and 2014 Steel Excel incurred interest expense of $600 and $800, respectively, and incurred interest expense of$1,200 and $1,700 for the six months ended June 30, 2015 and 2014, respectively. Steel Excel was in compliance with all financial covenants of the Amended Credit Agreement as of June 30, 2015.

CoSine Long-Term Debt Facilities

CoSine's API subsidiary in the United Kingdom has a multi-currency revolving agreement of £13,500 (approximately $21,246) with HSBC Bank plc ("HSBC") that expires on December 31, 2017. At June 30, 2015, approximately $21,246 was outstanding under the facility. The interest rate on the borrowings under the UK facility was 2.6% at June 30, 2015. In addition API has a temporary overdraft facility of £1,500 which expired on July 31, 2015. These borrowings are secured by floating charges over the UK assets and include certain debt covenants including leverage and interest cover. API was in compliance with all covenants at June 30, 2015.

API also has a number of facilities with HSBC in the U.S that expire in June 2018, with availability up to approximately $8,500 as of June 30, 2015. At June 30, 2015, $3,961 was outstanding under the facilities at an interest rate of 3.2%. The facilities are secured against certain property, plant & equipment, inventories and receivables. In addition API has an equipment loan with Wells Fargo Bank for approximately $1,407 with an interest rate of 4.3% at June 30, 2015. This loan is secured over the related equipment.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

14. PENSION BENEFIT PLANS

The following table presents the components of pension expense and components of other post-retirement benefit expense (income) for HNH's pension plans and the pension plan of CoSine's API subsidiary:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest cost	$5,664	$5,248	$10,424	$10,496
Expected return on plan assets	(6,513)	(6,050)	(12,030)	(12,100)
Administrative costs / investment management fees	189	—	189	—
Amortization of actuarial loss	1,595	577	3,190	1,154
Total	$935	$(225)	$1,773	$(450)

HNH expects to have required minimum contributions to the WHX Pension Plan of $10,300 for the remainder of 2015, $14,300, $15,300, $17,000, $18,300 and $56,400 in 2016, 2017, 2018, 2019 and for the five years thereafter, respectively. CoSine's subsidiary API expects to have required minimum contributions to the UK Pension Plan of approximately $1,102 per year until 2021. Required future contributions are determined based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

In addition to its pension plans, which are included in the table above, HNH also maintains several other post-retirement benefit plans covering certain of its employees and retirees. The approximate aggregate expense for these plans was $400 and $500 for the three months ended June 30, 2015 and 2014, respectively, and $900 and $900 for the six months ended June 30, 2015 and 2014, respectively.

15. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

As of June 30, 2015 the Company has two classes of common units which include 27,225,263 Class A units and 130,264 Class B units. The Class B units were issued in the first quarter of 2015 to WGL Capital Corp. (the "Investment Manager") an affiliate of the Manager. The units issued were for the final settlement of the additional liability due to the Investment Manager of approximately $1,800. Instead of receiving the amount in cash, the Investment Manager elected for the total amount to be paid in common units of the Company. The Class B Common Units are identical to the regular Common Units in all respects except that net tax losses are not allocated to a holder of Class B Common Units, liquidating distributions made by the Company to such holder may not exceed the amount of its capital account allocable to such Common Units, and such holder may not sell such Common Units in the public market. At such time that that the amount of the capital account allocable to a Class B Common Unit is equal to the amount of the capital account allocable to a regular Common Unit, such Class B Common Unit convert automatically into a regular Common Unit. As of December 31, 2014, the Company had one class of units outstanding totaling 27,566,200.

Common Unit Repurchase Program

On December 24, 2013, the Board of Directors of the general partner of the Company, approved the repurchase of up to an aggregate of $5,000 of the Company's common units (the “Repurchase Program”). Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company has entered into a Stock Purchase Plan which expired on March 26, 2014. The Repurchase Program has no termination date. In total, the Company has purchased 262,073 units for a total purchase price of approximately $4,488 under the repurchase program.

Common Units Issuance - Directors

The Company's non-management directors receive annual equity compensation in the amount of $75 in the form of restricted common units of the Company. The restrictions vest over a three year period, with one-third of the units vesting on

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

the anniversary date of the grants. The total value of the unvested restricted units granted was $760 as of June 30, 2015. Total expense for the restricted units issued was approximately $104 and $104 for the three months ended June 30, 2015 and 2014, respectively and $198 and $198 for the six months ended June 30, 2015 and 2014, respectively.

Accumulated Other Comprehensive Income

Changes, net of tax, in Accumulated other comprehensive income are as follows:

	Six Months Ended June 30, 2015
	Unrealized gain on available-for-sale securities	Unrealized gain on derivative financial instruments	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at beginning of period	$83,137	$—	$(4,691)	$(75,641)	$2,805
Other comprehensive income (loss), net of tax - before reclassifications (a)	13,432	9	11	1,076	14,528
Reclassification adjustments, net of tax (b)	(22,736)	—	—	—	(22,736)
Net other comprehensive income (loss) attributable to common unit holders (c)	(9,304)	9	11	1,076	(8,208)
Balance at end of period	$73,833	$9	$(4,680)	$(74,565)	$(5,403)
(a) Net of a tax benefit of approximately $783.
(b) Net of a tax provision of approximately $3,861.
(c) Amounts do not include net unrealized gains on available-for-sale securities of $7,972, unrealized gains on derivative financial instruments of $2, cumulative translation adjustment losses of $178 and income from the change in pension and other post-retirement obligations of $551, which are attributable to noncontrolling interests.

Noncontrolling Interests in Consolidated Entities

Noncontrolling interests in consolidated entities at June 30, 2015 and December 31, 2014 represent the interests held by the noncontrolling shareholders of HNH, Steel Excel, CoSine, DGT and the BNS Liquidating Trust.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP which are determined as of the last day of each fiscal year.  If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date.  In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company would record a negative incentive unit expense in the quarter when such over accrual is determined. The expense is recorded in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations. Reductions to SG&A expenses related to the incentive units were approximately $6,353 and $544 in the three months ended June 30, 2015 and June 30, 2014, respectively. Incentive unit expense was approximately $1,040 and $0 in the six months ended June 30, 2015 and 2014, respectively
Subsidiary Purchases of the Company's Common Units
During the six months ended June 30, 2015, two subsidiaries of the Company purchased a total of 249,632, of the Company's common units at a total cost of $4,458. The purchases of these units are reflected as treasury unit purchases in the Company's consolidated financial statements.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

16. NET INCOME (LOSS) PER COMMON UNIT

The following data was used in computing net income (loss) per common unit shown in the Company's Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income from continuing operations	$9,154	$17,573	$27,961	$3,216
Net loss (income) from continuing operations attributable to noncontrolling interests in consolidated entities	1,520	(9,825)	5,104	(9,755)
Net income (loss) from continuing operations attributable to common unit holders	10,674	7,748	33,065	(6,539)
(Loss) Income from discontinued operations	(148)	3,624	86,823	6,435
Net loss (income) from discontinued operations attributable to noncontrolling interests in consolidated entities	53	(1,577)	(30,878)	(2,807)
Net (loss) income from discontinued operations attributable to common unit holders	(95)	2,047	55,945	3,628
Net income (loss) attributable to common unitholders	$10,579	$9,795	$89,010	$(2,911)
Net income (loss) per common unit - basic:
Net income (loss) from continuing operations	$0.39	$0.27	$1.20	$(0.22)
Net income from discontinued operations	—	0.07	2.02	0.12
Net income (loss) attributable to common unitholders	$0.39	$0.34	$3.22	$(0.10)
Net income (loss) per common unit – diluted:
Net income (loss) from continuing operations	$0.38	$0.27	$1.19	$(0.22)
Net income from discontinued operations	—	0.07	2.01	0.12
Net income (loss) attributable to common unitholders	$0.38	$0.34	$3.20	$(0.10)
Weighted average common units outstanding - basic	27,640,332	28,739,858	27,649,363	29,765,843
Incentive units	59,185	—	224,253	—
Unvested restricted units	26,705	35,582	26,083	—
Denominator for net income per common unit - diluted (a)	27,726,222	28,775,440	27,899,699	29,765,843

(a) For the six months ended June 30, 2014 the diluted per unit calculation was based on the basic weighted average units only since the impact of 16,032 incentive units and 35,134 unvested restricted stock units would have been anti-dilutive.

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

Diversified Industrial	Energy	Financial Services	Corporate and Other
Handy & Harman Ltd. ("HNH") (1)	Steel Excel Inc. ("Steel Excel") (1)	WebBank (1)	SPH Services, Inc. ("SPH Services") (1)
CoSine Communications, Inc. ("CoSine")(1)			DGT Holdings Corp. ("DGT") (1)
SL Industries, Inc. ("SLI") (2)			BNS Holdings Liquidating Trust ("BNS Liquidating Trust") (1)
JPS Industries, Inc. ("JPS") (2)			Modus Link Global Solutions, Inc. (2)
SPII Liquidating Trust (2)
Other Investments (3)

(1)	Consolidated subsidiary

(2)	Equity method investment
(3) Other investments classified in Corporate and Other include various investments in available-for-sale securities in the Aerospace/Defense and Manufacturing industries.

Diversified Industrial

The Diversified Industrial segment consists of the operations of HNH, a diversified holding company that owns a variety of manufacturing operations encompassing joining materials, tubing, engineered materials, electronic materials and cutting replacement products and services businesses as well as the operations of CoSine beginning in the second quarter of 2015. CoSine, through its subsidiary API, is a manufacturer and distributor of foils, films and laminates used to enhance the visual appeal of products and packaging. See Note 4 - "Investments" for additional information on the equity method investments classified within this segment.

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
SPH services provides legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and similar services, to other affiliated companies. SPH Services charged the Diversified Industrial, Energy and Financial Services segments approximately $2,500, $2,000, and $560,

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

for the three months ended June 30, 2015 and approximately $2,200, $2,000 and $62, for the three months ended June 30, 2014. SPH Services charged the Diversified Industrial, Energy and Financial Services segments approximately $4,750, $4,000, and $1,100, for the six months ended June 30, 2015 and approximately $4,400, $4,000 and $125, for the six months ended June 30, 2014.
DGT's operations currently consist of a real estate business from the rental of a building retained from the sale of its Medical Systems Group on November 3, 2011. Continuing operations consist of the real estate business, investments, and general and administrative expenses.

Cosine was included in the Corporate and Other segment in the first quarter of 2015, since it had no operations, and it is part of the Diversified Industrial segment in the second quarter of 2015 due to its recent acquisition of API (see Note - 2 - "Acquisitions" to the SPLP financial statements included elsewhere in this Form 10-Q for additional information).

Segment information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Diversified industrial	$193,271	$168,546	$331,253	$304,033
Energy	35,610	51,924	74,495	97,083
Financial services	15,484	8,023	27,660	14,989
Corporate and other	7,289	(490)	32,827	(245)
Total	$251,654	$228,003	$466,235	$415,860
Income (Loss) from continuing operations before income taxes:
Diversified industrial	$15,853	$20,215	$25,422	$24,989
Energy	(15,921)	9,183	(23,013)	12,576
Financial services	10,479	5,172	17,823	9,250
Corporate and other	2,403	(9,254)	19,309	(34,688)
Income from continuing operations before income taxes	12,814	25,316	39,541	12,127
Income tax provision	3,660	7,743	11,580	8,911
Net income from continuing operations	$9,154	$17,573	$27,961	$3,216
Income (loss) from equity method investments:
Diversified industrial	$(459)	$4,714	$5,041	$5,404
Energy	5,445	2,874	3,335	1,441
Corporate and other	(5,844)	(3,838)	(4,186)	(21,355)
Total	$(858)	$3,750	$4,190	$(14,510)

18. INCOME TAXES

The Company recorded a tax provision of $3,660 and $7,743 for the three months ended June 30, 2015 and 2014, respectively, and $11,580 and $8,911 for the six months ended June 30, 2015 and 2014, respectively. The Company’s tax provision represents the income tax expense or benefit of its consolidated subsidiaries. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of the deferred tax assets will not be realized in future periods.

During 2015, one of the Company's subsidiaries, Steel Excel, identified an error related to the manner in which the provision for income taxes had reflected the tax effects related to unrealized gains and losses on available for sale securities during 2014 and 2013. As a result, the Company recorded an adjustment to its tax provision of approximately $3,500 in the six months ended June 30, 2015 to correct the error.

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

In July 2013, the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks ("Basel III"). Under the final rules, which began for WebBank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by WebBank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio ("CET1 Ratio") of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 Ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures. WebBank expects that its capital ratios under Basel III will continue to exceed the well capitalized minimum capital requirements and such amounts are disclosed in the table below:

			Amount of Capital Required
			For capital		To be well capitalized under
	Actual		adequacy purposes		prompt corrective provisions
As of June 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to risk-weighted assets)	$48,509	21.87%	$17,748	8%	$22,186	10%
Tier 1 Capital
(to risk-weighted assets)	$47,697	21.5%	$13,311	6%	$17,748	8%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$47,697	21.5%	$9,983	4.5%	$14,421	6.5%
Tier 1 Capital
(to average assets)	$47,697	19.43%	$9,819	4%	$12,274	5%

As of December 31, 2014
Total Capital
(to risk-weighted assets)	$42,861	24.99%	$13,720	8%	$17,150	10%
Tier 1 Capital
(to risk-weighted assets)	$42,116	24.56%	$6,860	4%	$10,290	6%
Tier 1 Capital
(to average assets)	$42,116	19.53%	$8,627	4%	$10,784	5%

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

20. COMMITMENTS AND CONTINGENCIES

Environmental Matters

As discussed in more detail below, HNH and BNS have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the HNH and BNS. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of June 30, 2015 and December 31, 2014, on a consolidated basis, the Company has accrued $3,422 and $3,822, respectively, which represents its current estimate of the probable cleanup liabilities, including remediation and legal costs. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

HNH Environmental Matters

Certain H&H Group subsidiaries have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH had approximately $2,000 accrued related to estimated environmental remediation costs as of June 30, 2015. HNH also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. During the year ended December 31, 2014, HNH recorded insurance reimbursements of $3,100 for previously incurred remediation costs. During the six months ended June 30, 2015, HNH recorded an insurance reimbursement of $1,200 for previously incurred remediation costs.

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

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, the NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1,000. The $1,000 was paid solely by the former owner/operator. As of June 30, 2015, over and above the $1,000, total investigation and remediation costs of approximately $4,600 and $1,500 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The final Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or HNH.

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection ("MADEP") to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. On June 20, 2013, HHEM received the MADEP's Notice of Audit Findings and Notice of Noncompliance ("Notice"). HHEM and its consultant held meetings with the MADEP to resolve differences identified in the Notice. As a result of those meetings and subsequent discussions, HHEM initiated additional sampling, testing, and well installations. The additional work was completed in the second quarter of 2015, and we expect to submit a follow-up response report to the MADEP in the third quarter of 2015. The cost of this additional work is estimated at $200. Additional costs could result from these testing activities and final acceptance of the remediation plan by the MADEP, which cannot be reasonably estimated at this time.

BNS Sub Environmental Matters

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

On June 4, 2013 BNS LLC, a wholly-owned subsidiary of the BNS Liquidating Trust, was identified by the U.S. Environmental Protection Agency (“EPA”) as a PRP for allegedly disposing of wastes at the Operable Unit Two of the Peterson/Puritan, Inc. Superfund Site, which includes the J.M. Mills Landfill in Cumberland, Rhode Island.

On August 12, 2008, a then-subsidiary of BNS (“BNS Sub”) was identified as a PRP by the EPA as an alleged drum reconditioning customer of New England Container Corp. (“NECC”). BNS Sub is presently investigating the matter and has joined a group of other alleged NECC drum reconditioning customers. The NECC drum reconditioning PRP group has incurred and will continue to incur costs in the investigation, and each PRP has been assessed a fee for its pro rata share of the costs of performing the assessment. The liability accrual is part of the BNS Liquidating Trust.

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

BNS Litigation Matters

BNS Sub has been named as a defendant in 1,342 and 1,326 alleged asbestos-related toxic-tort claims as of June 30, 2015 and December 31, 2014, respectively. The claims were filed over a period beginning 1994 through June 30, 2015. In many cases these claims involved more than 100 defendants. Of the claims filed, 1,172 and 1,108 were dismissed, settled or granted summary judgment and closed as of June 30, 2015 and December 31, 2014, respectively. Of the claims settled, the average settlement was less than $3. There remained 171 and 218 pending asbestos claims as of June 30, 2015 and December 31, 2014, respectively. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $2,102 at June 30, 2015 and December 31, 2014 in estimated remaining self-insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973 although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. In addition, there can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims, and that BNS Sub will not need to increase significantly its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of June 30, 2015 and December 31, 2014, BNS Sub has accrued $1,422 relating to the open and active claims against BNS Sub. This accrual represents the Company’s best estimate of the likely costs to defend against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded, through the retroactive billings by BNS Sub. However, there can be no assurance that BNS Sub will not need to take additional charges in connection with the defense, settlement or judgment of these existing claims or that the costs of future claims and the related

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

costs of defense, settlements or judgments will be consistent with the experience to date relating to existing claims. These claims are now being managed by the BNS Liquidating Trust.

21. SUBSEQUENT EVENTS
Effective July 2, 2015, H&H Group completed its acquisition of JPS pursuant to the Agreement and Plan of Merger, dated as of May 31, 2015 ("Merger Agreement"), by and among HNH, H&H Group, HNH Group Acquisition LLC, a Delaware limited liability company and a subsidiary of H&H Group ("H&H Acquisition Sub"), HNH Group Acquisition Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of H&H Acquisition Sub ("Sub"), and JPS. JPS is a major U.S. manufacturer of mechanically formed glass and aramid substrate materials for specialty applications in a wide expanse of markets requiring highly engineered components. At the effective time of the Merger (as defined below), Sub was merged with and into JPS ("Merger"), with JPS being the surviving corporation in the Merger, and each outstanding share of JPS common stock (other than shares held by HNH and its affiliates, including SPLP), was converted into the right to receive $11.00 in cash. The aggregate merger consideration of $70,300 was funded primarily by H&H Group and also by SPLP. H&H Group's funding of the aggregate merger consideration totals approximately $65,700, financed through additional borrowings under HNH's Senior Credit Facility.

As a result of the closing of the Merger, JPS was indirectly owned by both H&H Group and SPLP. Following the expiration of the 20-day period provided in Section 262(d)(2) of the Delaware General Corporation Law for JPS stockholders to exercise appraisal rights in connection with the Merger, and in accordance with the Exchange Agreement, dated as of May 31, 2015, by and between H&H Group and SPLP, HNH issued ("Issuance") to H&H Group 1,429,407 shares of HNH’s common stock and, following the Issuance, H&H Group exchanged ("Exchange") those newly issued shares of HNH common stock for all shares of JPS Common Stock held by SPLP. As a result of the Exchange, H&H Group owned 100% of JPS and, on August 3, 2015, merged JPS with and into its wholly-owned subsidiary, HNH Acquisition LLC, a Delaware limited liability company, which was the surviving entity in the merger and was renamed JPS Industries Holdings LLC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “SPLP” and the “Company” refer to Steel Partners Holdings L.P., a Delaware limited partnership.

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
OVERVIEW
SPLP is a global diversified holding company that engages in multiple businesses through consolidated subsidiaries, associated companies and other interests. It owns and operates businesses and has significant interests in companies in various industries, including diversified industrial products, energy, defense, supply chain management and logistics, banking and youth sports.
The following table presents the composition of our segments, which include the operations of our consolidated subsidiaries, as well as income or loss from equity method investments and other investments. Our segments are managed separately and offer different products and services.

Diversified Industrial	Energy	Financial Services	Corporate and Other
Handy & Harman Ltd. ("HNH") (1)	Steel Excel Inc. ("Steel Excel") (1)	WebBank (1)	SPH Services, Inc. ("SPH Services") (1)
CoSine Communications, Inc. ("CoSine")(1)			DGT Holdings Corp. ("DGT") (1)
SL Industries, Inc. ("SLI") (2)			BNS Holdings Liquidating Trust ("BNS Liquidating Trust") (1), (3)
JPS Industries, Inc. ("JPS") (2)			ModusLink Global Solutions, Inc. ("MLNK") (2)
SPII Liquidating Trust (2)
Other Investments (3)

(1)	Consolidated subsidiary

(2)	Equity method investment
(3) Other investments classified in Corporate and Other include various investments in available-for-sale securities in the Aerospace/Defense and Manufacturing industries.

Recent Events

On January 20, 2015 ("CoSine Acquisition Date"), the Company entered into a contribution agreement (the “Contribution Agreement”) with CoSine. Pursuant to the Contribution Agreement, the Company contributed (i) 24,807,203 ordinary shares of API Group plc ("API") and (ii) 445,456 shares of common stock of Nathan’s Famous, Inc. ("Nathan's") to CoSine in exchange for 16,500,000 shares of newly issued CoSine common stock and 12,761 shares of newly issued 7.5% series B non-voting preferred stock, which increased our ownership of CoSine to approximately 80%. Prior to obtaining a controlling interest, SPLP owned approximately 48% of the outstanding shares of CoSine, and its investment was accounted for under the traditional equity method. As a result of the above transaction, CoSine became a majority-owned controlled subsidiary and is consolidated with SPLP from the CoSine Acquisition Date and was included in the Corporate and Other segment in the first quarter of 2015, prior to CoSine's Acquisition of API.

The Contribution Agreement was the first step in a plan for a wholly owned UK subsidiary of CoSine ("BidCo") to make an offer (the “Offer”), which commenced on February 4, 2015, to acquire all of the issued and to be issued shares in API for 60 pence in cash per API share not already owned by BidCo. As a result of the Offer, BidCo owned approximately 98% of API as of March 31, 2015, however CoSine did not obtain control over the operations of API until April 17, 2015 ("API Acquisition Date"), at which time API became a majority-owned subsidiary of CoSine. API is a manufacturer and distributor of foils, films and laminates used to enhance the visual appeal of products and packaging. API is headquartered in Cheshire,

England. For additional information on the acquisition of CoSine, see Note 2 - "Acquisitions" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

During 2015, one of the Company's subsidiaries, Steel Excel, identified an error related to the manner in which the provision for income taxes had reflected the tax effects related to unrealized gains and losses on available for sale securities during 2014 and 2013. As a result, the Company recorded an adjustment to its tax provision of approximately $3,500 in the six months ended June 30, 2015 to correct the error.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$251,654	$228,003	$466,235	$415,860
Cost of goods sold	168,339	157,753	300,033	291,084
Selling, general and administrative expenses	50,863	46,558	110,774	95,614
All other expenses (income)	18,253	1,334	23,963	(713)
Total costs and expenses	237,455	205,645	434,770	385,985
Income from continuing operations before income taxes and equity method income (loss)	14,199	22,358	31,465	29,875
Income tax provision	3,660	7,743	11,580	8,911
Income (Loss) from equity method investments and investments held at fair value:
(Loss) Income of associated companies, net of taxes	(820)	2,275	3,829	(15,983)
(Loss) Income from other investments - related party	(38)	1,475	361	1,473
(Loss) Income from investments held at fair value	(527)	(792)	3,886	(3,238)
Net income from continuing operations	9,154	17,573	27,961	3,216
(Loss) Income from discontinued operations	(148)	3,624	86,823	6,435
Net income	9,006	21,197	114,784	9,651
Net loss (income) attributable to noncontrolling interests in consolidated entities	1,573	(11,402)	(25,774)	(12,562)
Net income (loss) attributable to common unitholders	$10,579	$9,795	$89,010	$(2,911)

Revenues

Revenues for the three months ended June 30, 2015 increased $23,651, or 10.4%, as compared to the same period last year due to growth from CoSine's acquisition of API of 11.8% and other growth of 1.4% due to other factors, primarily investment gains recorded in the Corporate and Other segment, net of decreases at HNH in the Diversified Industrial segment due to silver prices. These growth factors were partially offset by a net decline in core revenues of 2.8% primarily due to a decrease in the Energy segment, partially offset by increases in core growth at HNH in the Diversified Industrial segment and in the Financial Services segment.

Revenues for the six months ended June 30, 2015 increased $50,375, or 12.1%, as compared to the same period last year due to growth from CoSine's acquisition of API of 6.4% and other growth of 5.8% due to other factors, primarily investment gains recorded in the Corporate and Other segment, net of decreases at HNH in the Diversified Industrial segment due to silver prices. These growth factors were partially offset by a net decline in core revenues of 0.1% primarily due to a decrease in the Energy segment, partially offset by increases in core growth at HNH in the Diversified Industrial segment and in the Financial Services segment.

Costs and Expenses

Costs and expenses for the three months ended June 30, 2015 increased $31,810, or 15.5%, as compared to the same period last year. Cost of goods sold increased $10,586, or 6.7% primarily due to CoSine's acquisition of API, partially offset by decreases at HNH in the Diversified Industrial segment and in the Energy segment, both due to lower revenues. Selling, general and administrative expenses ("SG&A") expenses increased $4,305, or 9.2%, primarily due to CoSine's acquisition of API in April 2015 and an increase at HNH in the Diversified Industrial segment. These increases were partially offset by a decease in the Corporate and Other segment due to lower incentive unit expense. All other expenses increased $16,919 in the second quarter of 2015, compared to the same period last year, primarily due to other-than-temporary impairments on available-for-sale securities recorded by Steel Excel in the Energy segment, partially offset by other investment gains.

Costs and expenses for the six months ended June 30, 2015 increased $48,785, or 12.6%, as compared to the same period last year. Cost of goods sold increased $8,949, or 3.1%, primarily due to CoSine's acquisition of API, partially offset by a decrease in the Energy segment due to lower revenues and a decrease at HNH in the Diversified Industrial segment. SG&A expenses increased $15,160, or 15.9%, primarily due to CoSine's acquisition of API in April 2015 and increases across all other segments. All other expenses increased $24,676 in the six months ended June 30, 2015, compared to the same period last year, primarily due to other-than-temporary impairments on available-for-sale securities recorded by Steel Excel in the Energy segment, partially offset by other investment gains.

(Loss) Income of Associated Companies, Net of Taxes

(Loss) Income of associated companies, net of taxes includes income or loss recognized on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee. The majority of these investments are recorded at fair value with changes in value recorded in Loss of associated companies in the Company's Consolidated Statements of Operations.

The income decreased by $3,095 in the second quarter of 2015, compared to the same period last year, primarily due to lower income of $9,000 recorded for SLI, partially offset by higher income recorded for the change in fair value of JPS of approximately $4,000 when compared to the second quarter of 2014 (see Note 4 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q for additional information).

The loss decreased by $19,812 in the six months ended June 30, 2015, compared to the same period last year, primarily due to a higher loss of $18,000 recorded for MLNK in the 2014 period and higher income recorded for the change in fair value of JPS of approximately $2,400, partially offset by lower income recorded in 2015 for the change in fair value of SLI of $2,800 and other Steel Excel investments of $2,000 (see Note 4 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q for additional information).

(Loss) Income from Discontinued Operations

(Loss) Income from discontinued operations in the six months ended June 30, 2015 represents the gain on sale of HNH's former Arlon LLC ("Arlon") business. For additional information on the Arlon disposition, see Note 3 - "Discontinued Operations" to the SPLP financial statements found elsewhere in this Form 10-Q.

SEGMENT RESULTS OF OPERATIONS

The following is a summary of SPLP’s consolidated operating results, classified by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Diversified industrial	$193,271	$168,546	$331,253	$304,033
Energy	35,610	51,924	74,495	97,083
Financial services	15,484	8,023	27,660	14,989
Corporate	7,289	(490)	32,827	(245)
Total Revenue	$251,654	$228,003	$466,235	$415,860
Net income (loss) from continuing operations before income taxes:
Diversified industrial	$15,853	$20,215	$25,422	$24,989
Energy	(15,921)	9,183	(23,013)	12,576
Financial services	10,479	5,172	17,823	9,250
Corporate	2,403	(9,254)	19,309	(34,688)
Total	12,814	25,316	39,541	12,127
Income tax provision	3,660	7,743	11,580	8,911
Net income from continuing operations	9,154	17,573	27,961	3,216
(Loss) Income from discontinued operations	(148)	3,624	86,823	6,435
Net loss (income) attributable to noncontrolling interests in consolidated entities	1,573	(11,402)	(25,774)	(12,562)
Net income (loss) attributable to common unitholders	10,579	9,795	89,010	(2,911)
Other comprehensive (loss) income	(10,308)	6,766	(8,208)	9,340
Comprehensive income attributable to common unitholders	$271	$16,561	$80,802	$6,429

Diversified Industrial Segment

Our Diversified Industrial segment consists of the operations of HNH, a diversified holding company that owns a variety of manufacturing operations encompassing joining materials, tubing, engineered materials, electronic materials and cutting replacement products and services businesses as well as the operations of CoSine beginning in the second quarter of 2015. CoSine, through its subsidiary API, is is a manufacturer and distributor of foils, films and laminates used to enhance the visual appeal of products and packaging. In addition, the segment results include income or loss from equity method investments held by SPLP (JPS and SLI).

The following presents a summary of the Diversified Industrial segment operating results as reported in our consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	$193,271	$168,546	$331,253	$304,033
Cost of sales	141,172	121,041	240,897	219,499
Gross profit	52,099	47,505	90,356	84,534
Selling, general and administrative expenses	38,445	29,716	71,166	61,188
Interest expense	1,242	1,603	2,409	3,149
Derivative activity (income) loss	(312)	606	(105)	466
Other (income) expense, net	(3,588)	79	(3,495)	146
Net income from continuing operations before income taxes	16,312	15,501	$20,381	$19,585
Income (loss) from associated companies:
JPS	3,660	(201)	5,429	3,016
SLI	(4,119)	4,915	(388)	2,388
Total Segment Income	$15,853	$20,215	$25,422	$24,989

Net sales for the three months ended June 30, 2015 increased by $24,725, or 14.7% when compared to the same period in 2014. The change in net sales reflects the addition of CoSine's API operations, which were acquired on April 17, 2015, and a net increase from core growth at HNH of approximately $2,400, which was offset by a reduction of approximately $4,500 in net sales due to lower average silver prices. Value added sales, defined as net sales less revenue from the direct purchase and resale of precious metals, increased by approximately $2,400 on higher volume, primarily from the Building Materials group. The average silver market price was approximately $16.44 per troy ounce in the second quarter of 2015, as compared to $19.64 per troy ounce in the same period in 2014.

Net sales for the six months ended June 30, 2015 increased by $27,220, or 9.0% when compared to the same period in 2014. The change in net sales reflects the addition of CoSine's API operations and a net increase from core growth at HNH of approximately $9,500, which was partially offset by a reduction of approximately $9,100 in net sales due to lower average silver prices. Value added sales increased by approximately $9,500 on higher volume, primarily from the Building Materials group. The average silver market price was approximately $16.58 per troy ounce in the first six months of 2015, as compared to $19.89 per troy ounce in the same period in 2014.

Gross profit for the three months ended June 30, 2015 increased by $4,594, or 9.7%, when compared to the same period of 2014, and, as a percentage of net sales, decreased to 27.0% as compared to 28.2% in 2014. The change in gross profit reflects the addition of CoSine's API operations, which were acquired on April 17, 2015, and a net increase from core growth at HNH of approximately $1,200, which was partially offset by a reduction of approximately $600 in gross profit due to lower average silver prices. Higher sales volume from the Building Materials and Kasco groups led to the increase in gross profit from HNH's core business. The gross margin reduction was principally due to lower margins from CoSine's API subsidiary, partially offset by higher margins at HNH due to lower manufacturing costs as a result of the ITW acquisition in the Building Materials group and lower average silver prices.

Gross profit for the six months ended June 30, 2015 increased by $5,822, or 6.9%, when compared to the same period of 2014, and, as a percentage of net sales, decreased to 27.3% as compared to 27.8% in 2014. The change in gross profit reflects the addition of CoSine's API operations, which were acquired on April 17, 2015, and a net increase from core growth at HNH of approximately $2,900, which was partially offset by a reduction of approximately $1,100 in gross profit due to lower average silver prices. Higher sales volume from the Building Materials group led to the increase in gross profit from HNH's core business. The gross margin reduction was principally due to lower margins from CoSine's API subsidiary, partially offset by higher margins at HNH due to lower average silver prices and higher manufacturing absorption costs in the Kasco group.

SG&A expenses increased by $8,729, or 29.4%, for the three months ended June 30, 2015, compared to the same period of 2014. The higher SG&A in the second quarter of 2015 was driven by the addition of CoSine's API operations, which were acquired on April 17, 2015, as well as higher personnel and business development expenses at HNH, primarily associated with its acquisition of JPS Industries, Inc. ("JPS"). These increases were partially offset by lower stock-based compensation charges.

SG&A expenses increased by $9,978, or 16.3%, for the six months ended June 30, 2015, compared to the same period of 2014. The higher SG&A in the first six months of 2015 was driven by the addition of CoSine's API operations, which were acquired on April 17, 2015, as well as higher personnel and business development expenses at HNH, primarily associated with its acquisition of JPS. These increases were partially offset by the recording of an insurance reimbursement of $1,200 for previously incurred environmental remediation costs.

Interest expense decreased by $361, or 22.5%, for the three months ended June 30, 2015 and decreased by $740, or 23.5%, for the six months ended June 30, 2015, compared to the same periods of 2014. The lower interest expense for the three and six months ended June 30, 2015 was primarily due to lower borrowing levels by HNH in the first six months of 2015.

Derivative activity income was $312 for the three months ended June 30, 2015, compared to a loss of $606 in the same period of 2014. Derivative activity income was $105 for the six months ended June 30, 2015, compared to a loss $466 in the same period of 2014. The amounts in all periods were attributable to HNH's commodity contracts. HNH utilizes commodity forward and futures contracts to mitigate the impact of price fluctuations on its precious metal and certain non-precious metal inventories. The factors that affect the gain or loss on these derivative instruments are changes in the price of the associated metals and the amount of ounces hedged.

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

Energy Segment

SPLP's Energy segment consists of its consolidated subsidiary Steel Excel. Steel Excel provides drilling and production services to the oil and gas industry. In addition, Steel Excel has a sports business ("Steel Sports"). The operations of Steel Sports are not considered material and are included in our Energy segment. The following presents a summary of the Energy segment operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$35,610	$51,924	$74,495	$97,083
Cost of sales	27,109	36,653	59,020	71,467
Gross profit	8,501	15,271	15,475	25,616
Selling, general & administrative expenses	9,500	10,141	19,069	19,287
Interest expense	615	824	1,256	1,691
Impairment charges	22,740	—	22,740	—
Other income, net	(2,988)	(2,003)	(1,242)	(6,497)
Net (loss) income from continuing operations before income taxes	(21,366)	6,309	(26,348)	11,135
Income from associated companies	5,445	2,874	3,335	1,441
Total segment (loss) income	$(15,921)	$9,183	$(23,013)	$12,576

The continuing weakness in the oil services industry will have had an adverse effect on the results of operations of the
Company's Energy segment in the first six months of 2015. The decline in energy prices, particularly the significant decline in oil prices, has resulted in the Energy segment's customers, the oil and gas exploration and production companies (the "E&P
Companies"), cutting back on their capital expenditures, which has resulted in reduced drilling activity. In addition, the E&P
Companies have sought price concessions from their service providers to offset their drop in revenue. Such actions on the part of the E&P Customers had an adverse effect on the operations of the Energy segment in the first six months of 2015 and will continue to adversely impact its operations throughout 2015. The Energy segment has experienced a decline in rig utilization in all of its operations and prices for its services have declined. Steel Excel has taken certain actions and instituted cost-reduction measures in an effort to mitigate these adverse effects. The Energy segment's results of operations going forward will be dependent on the price of oil in the future, the resulting drilling rig count in the basins in which it operates, and Steel Excel's ability to return to the pricing and service levels of the past as oil prices increase. Although the impact on the Energy segment's results of operations in 2015 remains uncertain, the drilling rig count in North America has declined significantly, which has directly impacted the segment's rig utilization, and the pricing for the segment's services has declined. As a result, the Company expects the Energy segment to continue to experience a decline in operating income in 2015 as compared to the 2014 results.

For the three months ended June 30, 2015, net revenues decreased $16,314, or 31.4% when compared to the same period of 2014. This was due to a decrease in the energy businesses of $17,700, or 37.5%, primarily from the decline in rig utilization and the decline in prices that resulted from the adverse effects the decline in energy prices had on the oil services industry. Net revenues in the sports businesses increased by $1,400 from an increase in revenues from UK Elite primarily as a result of operating the businesses acquired during the 2014 period for the full period in 2015.

For the six months ended June 30, 2015, net revenues decreased $22,588, or 23.3% when compared to the same period of 2014. This was due to a decrease in the energy businesses of $24,500, or 26.9%, primarily from the decline in rig utilization and the decline in prices that resulted from the adverse effects the decline in energy prices had on the oil services industry. Net revenues in the sports businesses increased by $1,900 from an increase in revenues from UK Elite primarily as a result of operating the business acquired during the 2014 period for the full period in 2015.

Gross profit for the three months ended June 30, 2015, decreased by $6,770, or 44.3% as compared to the same period of 2014, and as a percentage of revenue declined to 23.9% from 29.4%. Gross profit from energy businesses decreased by $7,200 and as a percentage of revenue declined to 17.4% in the second quarter of 2015 from 26.2% in the comparable 2014 period. The gross profit decrease in the energy businesses was as a result of the decline in revenues. Gross profit in from the sports businesses in the 2015 period increased by $500 primarily from UK Elite as a result of the increase in revenues.

Gross profit for the six months ended June 30, 2015, decreased by $10,141, or 39.6% as compared to the same period of 2014, and as a percentage of revenue declined to 20.8% from 26.4%. Gross profit from energy businesses decreased by $10,700 and as a percentage of revenue declined to 17.3% in the first six months of 2015 from 25.8% in the comparable 2014 period. The gross profit decrease in the energy businesses was as a result of the decline in revenues. Gross profit in from the sports businesses in the 2015 period increased by $500 primarily from UK Elite as a result of the increase in revenues.

SG&A expenses for the three months ended June 30, 2015 decreased by $641 as compared to the same period of 2014. SG&A expenses in the energy business decreased by $800, primarily from the receipt of a purchase price adjustment of
$500 related to a 2013 acquisition. SG&A in the sports business increased by $300. SG&A expenses for the six months ended June 30, 2015 decreased by $218 as compared to the same period of 2014. SG&A expenses in the energy business decreased by $600, primarily from the receipt of a purchase price adjustment of $500 related to a 2013 acquisition and decreased $200 from corporate and other business activities. Such decreases were offset by SG&A expenses in the sports business that increased by $800 primarily from UK Elite.

Interest expense of $615 in the three months ended June 30, 2015 decreased by $209 as compared to the same period in 2014 primarily as a result of the repayment of long-term debt. Interest expense of $1,256 in the six months ended June 30, 2015 decreased by $435 as compared to the same period in 2014 primarily as a result of the repayment of long-term debt.

Steel Excel incurred an impairment charge of $22,700 related to its marketable securities in the second quarter 2015. The impairment charge resulted from Steel Excel's determination that certain unrealized losses in available-for-sale-securities represented other-than-temporary impairments as of June 30, 2015.

Other income, net in the three months ended June 30, 2015 primarily represented realized gains on the sale of marketable securities of $1,800 and investment income of $900. Other income in the second quarter 2014 primarily represented realized gains on the sale marketable securities of $2,100 and investment income of $1,300, partially offset by losses on financial instrument obligations of $700 and a realized loss of $600 recognized upon initially accounting for an investment under the equity method of accounting at fair value.

Other income, net in the six months ended June 30, 2015 primarily represented investment income of $2,500 and realized gains on the sale of marketable securities of $2,000, partially offset by a realized loss of $2,800 recognized upon initially accounting for an investment under the equity method of accounting at fair value, losses on financial instrument obligations of $300, and a foreign exchange loss of $200. Other income in the 2014 period primarily represented realized gains on the sale marketable securities of $5,100 and investment income of $2,900, partially offset by losses on financial instrument obligations of $700 and a realized loss of $600 recognized upon initially accounting for an investment under the equity method of accounting at fair value.

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

The following presents a summary of the Financial Services segment operating results as reported in our consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Interest income (including fees)	$13,474	$5,096	$23,680	$8,867
Non-interest income	2,010	2,927	3,980	6,122
	15,484	8,023	27,660	14,989
Costs and expenses:
Selling, general and administrative expenses	4,713	2,777	9,219	5,619
Interest expense	324	137	588	273
(Recovery of) Provision for loan losses	(32)	(63)	30	(153)
	5,005	2,851	9,837	5,739
Net income from continuing operations before income taxes	$10,479	$5,172	$17,823	$9,250

Interest Income

Interest income increased by $8,378, or 164.4%, in the three months ended June 30, 2015, compared to the same period of 2014, and increased by $14,813, or 167.1%, in the six months ended June 30, 2015, compared to the same period of 2014. The increases were primarily due to the addition of new lending programs, increased volume in the existing lending programs, and the restructuring of programs which both increased revenue and changed the classification of the revenue from noninterest income to interest income.

Noninterest Income

Noninterest income decreased $917, or 31.3% for the three months ended June 30, 2015, compared to the same period of 2014, and decreased $2,142, or 35.0% for the six months ended June 30, 2015, compared to the same period of 2014. The decreases were due primarily to restructuring of a program which changed the classification of the revenue from noninterest income to interest income.

Selling General and Administrative Expenses

SG&A expenses increased $1,936, or 69.7%, for the three months ended June 30, 2015, compared to the same period last year, and increased $3,600, or 64.1%, for the six months ended June 30, 2015, compared to the same period last year. The increases were due primarily to higher personnel expenses commensurate with the increase in income discussed above.
Interest Expense
Interest expense represents interest accrued on WebBank depositor accounts. Interest expense increased $187, or 136.5%, for the three months ended June 30, 2015, compared to the same period last year, and increased $315, or 115.4%, for the six months ended June 30, 2015, compared to the same period last year. The increases were primarily due to a larger deposit balance to support loan growth.
(Recovery of) Provision for Loan Losses

At June 30, 2015, WebBank had an estimated $463 of impaired loans and an allowance for loan losses of $624.

WebBank routinely obtains appraisals on underlying collateral of nonperforming loans and records a provision for losses if the value of the collateral declines below the value of the loans. WebBank recorded a reduction in the provision for loan losses of $32 for the three months ended June 30, 2015, compared to a reduction of $63 for the three months ended June 30, 2014. WebBank recorded a provision for loan losses of $30 for the six months ended June 30, 2015 due to loan growth, compared to a reduction in the provision for loan losses of $153 for the six months ended June 30, 2014 due to reduced loan balances.

Corporate and Other

The Corporate and Other segment consists of several consolidated subsidiaries as well as various investments and cash and cash equivalents. Corporate assets, revenues and overhead expenses are not allocated to the segments. Corporate revenues primarily consist of investment and other income, investment gains and losses and rental income. Cosine was included in the Corporate and other segment in the first quarter of 2015, since it had no operations, and it is part of the Diversified Industrial segment in the second quarter of 2015 due to its recent acquisition of API (see Note - 2 - "Acquisitions" and see Note 4 - "Investments" to the SPLP financial statements included elsewhere in this Form 10-Q for additional information on the equity method investments and other investments classified within this segment).
The following presents a summary of Corporate and Other segment operating results as reported in our consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Investment and other income	$104	$141	$504	$546
Net investment gains (losses)	7,185	(631)	32,323	(791)
	7,289	(490)	32,827	(245)
Costs and expenses:
Selling, general and administrative expenses	(1,794)	3,922	11,321	9,519
Interest expense, net	283	150	508	212
Impairment charges	—	—	5,598	—
Other expenses (income), net	26	62	(4,209)	119
Total costs and expenses	(1,485)	4,134	13,218	9,850
Income (Loss) from continuing operations before loss from equity method investments and investments held at fair value	8,774	(4,624)	19,609	(10,095)
Equity Method Investments:
Associated Companies:
MLNK	(5,779)	(5,182)	(4,053)	(22,460)
CoSine (1)	—	(80)	(602)	(206)
Other	(27)	(51)	108	(162)
(Loss) Income from other investments - related party	(38)	1,475	361	1,473
Total loss from equity method investments	(5,844)	(3,838)	(4,186)	(21,355)
(Loss) Income from investments held at fair value	(527)	(792)	3,886	(3,238)
Total segment income (loss)	$2,403	$(9,254)	$19,309	$(34,688)
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

Investment and other income was relatively flat in the three and six months ended June 30, 2015 when compared to the same periods in 2014.

The Company recorded net investment gains of $7,185 for the three months ended June 30, 2015 primarily due to gains on sales of available for sale securities and recorded losses of $631 in the second quarter of 2014 due to changes in value of foreign currency instruments. Net investment gains for the six months ended June 30, 2015 were $32,323, and were primarily due to gains on sales of available-for-sale securities of approximately $25,400 and a gain on our investment in CoSine of approximately $6,900 resulting from the re-measurement of our investment upon the acquisition of a majority interest in CoSine in January 2015 (see Note 2 - "Acquisitions" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q). The net investment losses of $791 in the first six months of 2014 were due to changes in value of foreign currency instruments.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of payroll, legal, accounting, audit, tax, management fee and other professional fees. SG&A expenses decreased by $5,716 or 145.7% in the three months ended June 30, 2015, compared to the same period in 2014, primarily due to a reduction recorded in the second quarter of 2015 for a portion of the non-cash incentive unit expense that was recorded in the first quarter of 2015 (see Note 15 - "Capital and Accumulated Other Comprehensive Income" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q).

SG&A expenses increased by $1,802 or 18.9% in the six months ended June 30, 2015, compared to the same period in 2014, primarily due to higher personnel costs and professional fees in the 2015 period.

Interest Expense

Interest expense increased in the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to borrowings under the credit agreement with PNC Bank, National Association (“PNC”) (the “Amended Credit Facility”). The Company began borrowing under the Amended Credit Facility in April 2014 and increased its borrowings again in January 2015 in order to fund CoSine's tender offer for API. For additional information on CoSine's acquisition of API and the credit agreement with PNC bank, see Note 2 - "Acquisitions" and Note 13 - "Debt and Capital Lease Obligations" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Impairment Charges

In the six months ended June 30, 2015, the Company recorded an impairment charge of approximately $5,500 related to an other-than-temporary decline in an available-for-sale security (see Note 4 - "Investments" in the SPLP financial statements found elsewhere in this Form 10-Q).

Other income, net

Other income, net for the six months ended June 30, 2015 includes a special dividend of approximately $5,500 received by CoSine from its investment Nathan's.

Equity Method Investments

Associated Companies

We record income or loss on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee. As noted in the table above, the change within the Corporate and Other segment for the quarter ended June 30, 2015 was not significant when compared to the same period of 2014. The change for the six months ended June 30, 2015 was primarily due to a higher decline in the fair value of MLNK in the 2014 period when compared to 2015 (see Note 4 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q for additional information).

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

(Loss) Income From Investments Held at Fair Value
(Loss) Income from investments held at fair value for the three months ended June 30, 2015 and 2014 includes income or loss that the Company recognizes on the MLNK warrants. Income (Loss) from investments held at fair value for the six months ended June 30, 2015 and 2014 includes income or loss that the Company recognized on its investment in API, when its was classified as an available-for-sale security and accounted for under the fair value option and income or loss related to the MLNK warrants. CoSine acquired API in the second quarter of 2015 and it is currently a consolidated subsidiary. For additional information on CoSine's acquisition of API and these investments, see Note 2 - "Acquisitions" and see Note 4 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.
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
A tax provision of $3,660 and $7,743 was recorded for the three months ended June 30, 2015 and 2014, respectively, and a tax provision of $11,580 and $8,911 was recorded for the six months ended June 30, 2015 and 2014.
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
Cash Flow Summary

	Six Months Ended June 30,
	2015	2014
Net cash (used in) provided by operating activities	$(32,890)	$448
Net cash provided by (used in) investing activities	126,256	(11,552)
Net cash used in financing activities	(68,427)	(23,425)
Change for the period	$24,939	$(34,529)

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2015 was $32,890. Net income from continuing operations of of $27,961 was impacted by certain non-cash items, primarily a decrease of $74,592 relating to changes in certain operating assets and liabilities. Of this working capital decrease, $21,426 was from an increase in accounts receivable, $3,291 was from an increase in inventories, $3,207 was from an increase in prepaid and other assets and $43,283 was from an increase on loans held for sale. The increase in accounts receivable was primarily due to HNH which had higher net sales in the first six months of 2015, as compared to the fourth quarter of 2014 due to year-end plant shutdowns. These working capital decreases were partially offset by an increase of $960 in accounts payable and accrued and other liabilities. Net cash used in operating activities was also impacted by $2,266 in cash used in operating activities of discontinued operations.

Net cash provided by operating activities for the six months ended June 30, 2014 was $448. Net income from continuing operations of $3,216 was impacted by certain non-cash items, partially offset by a decrease of $52,713 relating to changes in certain operating assets and liabilities. Of this working capital decrease, $33,621 was from an increase in accounts receivable, $16,129 was from an increase in inventories, $1,474 was from an increase in in prepaid and other assets and $7,587 was from an increase on loans held for sale. The increase in accounts receivable was primarily due to HNH which had higher net sales in the first six months of 2014, as compared to the fourth quarter of 2013 due to year-end plant shutdowns. Net cash provided by operating activities was also impacted by $7,861 in cash provided by operating activities of discontinued operations.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2015 was $126,256. Significant items included proceeds received from HNH's sale of Arlon of $152,889 and net proceeds from investments of $41,711. The net proceeds from sales of investments were primarily due to CoSine's sale of Nathan's shares and net proceeds form investment sales by Steel Excel. In addition, cash flows from investing activities were impacted by purchases of property plant and equipment of $10,404, acquisitions of $51,504 and additional investments in associated companies, primarily MLNK, of $7,607.

Net cash used in investing activities for the six months ended June 30, 2014 was $11,552. Significant items included purchases of property plant and equipment of $15,902, reclassification of restricted cash of $20,921 and other activity of $3,000, partially offset by net proceeds from sales of investments of $28,702.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2015 was $68,427. This was due primarily to net revolver payments of of $78,052, repayments of term loans of $7,448, subsidiary's purchases of the Company's common units of $4,458 and purchases of SPLP common units of $1,917, partially offset by a net increase in deposits of $22,806.

Net cash used in financing activities for the six months ended June 30, 2014 was $23,425. This was due primarily to cash used to purchase the Company's treasury units of $49,470, subsidiary repurchases of their common stock of $10,274, repayments of term loans of $13,016 and purchases of subsidiary shares from non-controlling interests of $(3,045), partially offset by net proceeds received from revolver borrowings of $46,932, proceeds from term loans of $4,823, net change in overdrafts of $1,912 and a net increase in deposits of $1,782.

LIQUIDITY AND CAPITAL RESOURCES

Holding Company

SPLP (excluding its operating subsidiaries, the “Holding Company”) is a global diversified holding company whose assets principally consist of the stock of its direct subsidiaries, cash and cash equivalents and other non-controlling investments in equity securities. Its principal potential sources of funds are available cash resources, investments, borrowings, public and private capital market transactions, distributions or dividends from subsidiaries, as well as dispositions of existing businesses and investments. The Holding Company’s investments are subject to changes that may result in amounts realized from any future sales that are at times significantly different from the value we are reporting at June 30, 2015. These investments, including those accounted for under the equity method, can be impacted by market conditions, changes in the specific business environments of our investees or by the underlying performance of these businesses.

In addition to cash and cash equivalents, the Holding Company considers investments at fair value included in its consolidated balance sheet as being generally available to meet its liquidity needs. Investments at fair value are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a reasonable period of time. As of June 30, 2015, the Holding Company had cash and cash equivalents of approximately $11,500 and investments of approximately $200,000.

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

The Holding Company and its operating businesses may use their available liquidity to make acquisitions of new businesses and other investments, but the timing and cost of any future investments cannot be predicted. The Company may seek external debt or equity financing and will rely on its existing liquidity to fund corporate overhead expenses and new acquisition opportunities. It may also dispose of existing businesses and investments. At June 30, 2015, the Holding Company and its consolidated subsidiaries had, in the aggregate, cash and cash equivalents of $213,785 available for operations in the ordinary course of business and for the acquisition of interests in businesses.

The Holding Company's Amended Credit Facility provides for a revolving credit facility with borrowing availability of up to $75,000 and additional flexibility to allow one or more new lenders to join and become a party to the Amended Credit Facility with a minimum revolving credit commitment amount of not less than $10,000, and not to exceed a total commitment of $100,000. Amounts outstanding under the Amended Credit Facility bear interest at SPLP's option at either the Base Rate, as defined, plus 0.50% or LIBOR plus the applicable margin under the loan agreement of 1.50%, and are collateralized by first priority security interests of certain of the Company's deposit accounts and publicly traded securities. The average interest rate on the Amended Credit Facility was 1.74% as of June 30, 2015. The Amended Credit Facility requires a commitment fee to be paid on unused borrowings and also contains customary affirmative and negative covenants, including a minimum cash balance covenant, restrictions against the payment of dividends and customary events of default. Any amounts outstanding under the Amended Credit Facility are due and payable in full on October 23, 2017. The Amended Credit Facility also includes provisions for the issuance of letters of credit up to $10,000, with any such issuances reducing total borrowing availability. There were no letters of credit outstanding at June 30, 2015.

In April 2014, the Company borrowed $47,500 under the Amended Credit Facility in connection with a tender offer for its common units (see Note 16 - "Capital and Accumulated Other Comprehensive Income" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q for additional information) and in the first quarter of 2015, the Company borrowed an additional $37,000 to fund CoSine's tender offer for API (see Note 2 - "Acquisitions" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q for additional information). The amounts outstanding under the Amended Credit Facility were $66,881 and $33,788 as of June 30, 2015 and December 31, 2014, respectively.

Discussion of Segment Liquidity and Capital Resources

Diversified Industrial

HNH

As of June 30, 2015, HNH’s current assets totaled $201,817, its current liabilities totaled $72,020, and its working capital was $129,797, as compared to working capital of $181,083 as of December 31, 2014. HNH's cash used in in operations was $11,520 in the six months ended June 30, 2015 compared to $1,558 in the 2014 period. SPLP's consolidated financial statements reflect pre-tax income from continuing operations of $16,312 and $20,381 relating to HNH for the three and six months ended June 30, 2015, respectively.

HNH's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, the parent company, subject to certain exceptions including required pension payments to the WHX Pension Plan. HNH does not expect these restrictions to have an impact on its ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. HNH expects to have required minimum contributions to the WHX Pension Plan of $10,300 for the remainder of 2015, and $14,300, $15,300, $17,000, $18,300 and $56,400 in 2016, 2017, 2018, 2019, and for the five years thereafter, respectively. Required future contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

HNH believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. On August 29, 2014, H&H Group entered into an amended and restated senior credit agreement, which provides for an up to $365,000 senior secured revolving credit facility. As of June 30, 2015, H&H Group's availability under its senior secured revolving credit facility was $153,800. HNH's ability to satisfy its debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets in which it operates, as well as financial, business and other factors, some of which are beyond its control. In addition, HNH's senior secured revolving credit facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants. There can be no assurances that H&H Group will continue to have access to its lines of credit if its financial performance does not satisfy the financial covenants set forth in the financing agreements. If H&H Group does not meet certain of its financial covenants, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

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

Consistent with this philosophy, HNH completed the acquisition of JPS on July 2, 2015. Under the terms of the associated agreements, HNH's aggregate acquisition consideration includes approximately $65,700 in cash, financed through additional borrowings under HNH's senior secured revolving credit facility, and the issuance of 1,429,407 shares of HNH's common stock.

Steel Excel

As of June 30, 2015, Steel Excel's working capital was approximately $205,477. Steel Excel's principal source of liquidity is cash, cash equivalents and marketable securities on hand. At June 30, 2015, Steel Excel had approximately $188,000 in cash, cash equivalents and marketable securities. The marketable securities included short-term deposits, corporate debt and equity instruments, and mutual funds. In the future, Steel Excel may make additional acquisitions of businesses, and may use a significant portion of its available cash balances for such acquisitions or for working capital needs thereafter.

Steel Excel's credit agreement, entered into in July 2013 and amended in December 2013 (the “Amended Credit Agreement”), with Wells Fargo Bank National Association, RBS Citizens, N.A., and Comerica Bank provided for a borrowing capacity of $105,000 consisting of a $95,000 secured term loan (the “Term Loan”) and up to $10,000 in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. At June 30, 2015, $72,700 was outstanding under the Amended Credit Agreement, all of which represented the Term Loan, and $10,000 was available for future borrowing under the Revolving Loans. Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy Services Ltd. ("Steel Energy") and its wholly-owned subsidiaries Sun Well Service, Inc. (“Sun Well”), Rogue Pressure Services, LLC (“Rogue”), and Black Hawk Energy Services Ltd. ("Black Hawk Ltd."), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk Ltd. Steel Excel was in compliance with all financial covenants of the Amended Credit Agreement as of June 30, 2015.

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

CoSine
At June 30, 2015, CoSine's working capital was approximately $27,000 and it had cash and cash equivalents of approximately $39,000. Prior to CoSine's acquisition of API in the second quarter of 2015, CoSine was a company with with operating expenses looking to deploy its capital. For additional information on SPLP's acquisition of CoSine and CoSine's subsequent acquisition of API, see Note - 2 "Acquisitions" to the SPLP consolidated financial statements found elsewhere in the Form 10-Q.
WebBank
WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations such as certificate of deposit maturities and to fund customer credit needs. WebBank had $74,092 and $96,829 in cash and cash equivalents at June 30, 2015 and December 31, 2014, respectively. WebBank had $17,400 in lines of credit from its correspondent banks at June 30, 2015 and December 31, 2014 and had $45,107 and $42,011 available from the Federal Reserve discount window at June 30, 2015 and December 31, 2014, respectively. WebBank had a total of $136,599 and $156,240 in cash, lines of credit, and access to the Federal Reserve Bank discount window at June 30, 2015 and December 31, 2014, respectively, which represents approximately 54% and 69%, respectively, of WebBank's total assets.
DGT

At April 30, 2015, its most recent fiscal period, DGT had approximately $1,000 in cash and cash equivalents and approximately $56,000 of investments. DGT's operations currently consist of a real estate business from a rental building retained from the sale of its Medical Systems Group on November 3, 2011. Continuing operations consist of the real estate business, investments, and general and administrative expenses.

Contractual Commitments and Contingencies

There were no material changes in the Company's contractual obligations at June 30, 2015, as compared to those reported in the Company's annual report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Risk

We have off-balance sheet risk related to certain financial instruments, including futures and undisbursed loan commitments. For additional information regarding these arrangements, refer to Note 6 - “Financial Instruments,” to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2015 compared to those reported in our 2014 Form 10-K.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act the Company conducted an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2015 the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1, 2015 through April 30, 2015	—	$—	—	$2,430
May 1, 2015 through May 31, 2015	—	$—	—	$2,430
June 1, 2015 through June 30, 2015	313,999	$17.74	108,000	$513
	313,999		108,000
(1) 1,287 these units were purchased by DGT and 204,712 were purchased by Steel Excel, affiliates of the Company. The purchases were made in open market transactions for their own accounts.
(2) Approximate dollar value of common units available for purchase under the Repurchase Program.

Item 6. Exhibits

Exhibit No.	Description

Exhibit 2.1
Agreement and Plan of Merger, dated as of May 31, 2015, by and among Handy & Harman Ltd., Handy & Harman Group, Ltd., HNH Group Acquisition LLC, HNH Group Acquisition Sub LLC and JPS Industries, Inc. (incorporated by reference to Exhibit 2.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed June 1, 2015).

Exhibit 10.1
Second Amendment to Management Services Agreement, dated as of May 3, 2015, by and among SP Corporate Services LLC, Handy & Harman Ltd. and Handy & Harman Group Ltd. (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed May 5, 2015).

Exhibit 10.2
Exchange Agreement, dated as of May 31, 2015, by and between Handy & Harman Group, Ltd. and SPH Group Holdings LLC (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed June 1, 2015).

Exhibit 10.3
Amendment to Management Services Agreement, dated as of June 29, 2015, by and between SP Corporate Services LLC and ModusLink Global Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed July 1, 2015).

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

Dated:	August 6, 2015	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ James F. McCabe, Jr.
James F. McCabe, Jr.
Chief Financial Officer
(Principal Accounting Officer)