Form 10-Q
period 2015-09-30
STEEL PARTNERS HOLDINGS L.P.
filed 2015-11-05
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the Registrant’s common units as of November 2, 2015 was 26,621,984.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(unaudited)
(in thousands, except common units)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$251,495	$188,983
Restricted cash	20,184	21,311
Marketable securities	119,323	138,457
Trade and other receivables (net of allowance for doubtful accounts of $2,066 in 2015 and $2,149 in 2014)	139,349	87,440
Receivables from related parties	1,976	838
Loans receivable including loans held for sale of $93,134 and $40,886, respectively, net	94,741	41,547
Inventories, net	112,501	64,084
Deferred tax assets - current	24,971	30,262
Prepaid expenses and other current assets	23,975	15,082
Assets of discontinued operations	2,524	76,418
Total current assets	791,039	664,422
Long-term loans receivable, net	65,507	76,382
Goodwill	130,930	45,951
Other intangible assets, net	144,951	118,550
Deferred tax assets - non-current	62,512	45,669
Other non-current assets	23,473	45,666
Property, plant and equipment, net	262,422	184,314
Long-term investments	188,263	311,951
Total Assets	$1,669,097	$1,492,905

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets (continued)
(unaudited)
(in thousands, except common units)

	September 30, 2015	December 31, 2014
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$70,200	$34,686
Accrued liabilities	55,599	41,133
Financial instruments	20,171	21,311
Deposits	133,205	87,804
Payable to related parties	504	3,404
Short-term debt	1,440	602
Current portion of long-term debt	14,847	19,592
Deferred tax liabilities - current	313	271
Other current liabilities	15,338	8,250
Liabilities of discontinued operations	450	13,201
Total current liabilities	312,067	230,254
Long-term deposits	80,913	77,056
Long-term debt	276,714	296,282
Accrued pension liability	248,819	208,390
Deferred tax liabilities - non-current	4,752	5,301
Other liabilities	6,086	11,516
Total Liabilities	929,351	828,799
Commitments and Contingencies	—	—
Capital:
Partners’ capital common units: 27,116,615 and 27,566,200 issued and outstanding (after deducting 9,560,593 and 8,964,049 held in treasury, at cost of $148,817 and $138,363) at September 30, 2015 and December 31, 2014, respectively	553,148	492,054
Accumulated other comprehensive (loss) income	(29,802)	2,805
Total Partners’ Capital	523,346	494,859
Noncontrolling interests in consolidated entities	216,400	169,247
Total Capital	739,746	664,106
Total Liabilities and Capital	$1,669,097	$1,492,905

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Diversified industrial net sales	$224,635	$164,524	$555,888	$468,557
Energy net sales	33,480	58,583	107,975	155,666
Financial services revenue	18,226	9,309	45,886	24,298
Investment and other income	105	669	609	1,215
Net investment (losses) gains	(56)	1,438	32,267	647
Total revenue	276,390	234,523	742,625	650,383
Costs and expenses
Cost of goods sold	195,737	161,121	495,770	452,205
Selling, general and administrative expenses	56,849	44,398	167,623	140,012
Impairment charges	9,202	1,224	37,540	1,224
Finance interest expense	370	207	959	569
(Recovery of) Provision for loan losses	(69)	102	(39)	(52)
Interest expense, net	2,347	3,337	6,520	8,300
Realized and unrealized gain on derivatives	(168)	(1,320)	(273)	(854)
Other income, net	(8,011)	(18)	(17,073)	(6,368)
Total costs and expenses	256,257	209,051	691,027	595,036
Income from continuing operations before income taxes and equity method income (loss)	20,133	25,472	51,598	55,347
Income tax provision	13,125	10,207	24,705	19,118
Income (Loss) from equity method investments and investments held at fair value:
(Loss) Income of associated companies, net of taxes	(21,066)	12,655	(17,237)	(3,328)
Income from other investments - related party	—	613	361	2,086
(Loss) Income from investments held at fair value	(734)	(9,988)	3,152	(13,226)
Net (loss) income from continuing operations	(14,792)	18,545	13,169	21,761
Discontinued operations:
Income from discontinued operations, net of taxes	—	2,245	565	8,638
Gain on sale of discontinued operations, net of taxes	195	—	86,453	42
Net income from discontinued operations	195	2,245	87,018	8,680
Net (loss) income	(14,597)	20,790	100,187	30,441
Net loss (income) attributable to noncontrolling interests in consolidated entities:
Continuing operations	4,404	(5,820)	9,508	(15,575)
Discontinued operations	(1,950)	(943)	(32,828)	(3,750)
	2,454	(6,763)	(23,320)	(19,325)
Net (loss) income attributable to common unitholders	$(12,143)	$14,027	$76,867	$11,116
Net (loss) income per common unit - basic
Net (loss) income from continuing operations	$(0.38)	$0.46	$0.82	$0.21
Net (loss) income from discontinued operations	(0.06)	0.04	1.97	0.17
Net (loss) income attributable to common unitholders	$(0.44)	$0.50	$2.79	$0.38
Net (loss) income per common unit - diluted
Net (loss) income from continuing operations	$(0.38)	$0.46	$0.82	$0.21
Net (loss) income from discontinued operations	(0.06)	0.04	1.96	0.17
Net (loss) income attributable to common unitholders	$(0.44)	$0.50	$2.78	$0.38
Weighted average number of common units outstanding - basic	27,226,589	27,783,417	27,506,890	29,097,773
Weighted average number of common units outstanding - diluted	27,226,589	27,808,871	27,679,474	29,141,054

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net (loss) income	$(14,597)	$20,790	$100,187	$30,441
Other comprehensive (loss) income, net of tax:
Gross unrealized (losses) gains on available for sale securities, net of tax	(24,042)	(7,997)	(7,765)	5,567
Reclassification of unrealized gains on available-for-sale securities, net of tax (a)	(567)	(1,045)	(18,176)	(2,709)
	(24,609)	(9,042)	(25,941)	2,858
Gross unrealized loss on derivative financial instruments	(997)	—	(986)	—
Currency translation adjustment	(1,998)	(1,098)	(2,165)	(1,121)
Change in pension liability and other post-retirement benefit obligations, net of tax	—	—	1,627	—
Other comprehensive (loss) income	(27,604)	(10,140)	(27,465)	1,737
Comprehensive (loss) income	(42,201)	10,650	72,722	32,178
Comprehensive loss (income) attributable to non-controlling interests	5,659	(5,625)	(28,462)	(20,724)
Comprehensive (loss) income attributable to common unit holders	$(36,542)	$5,025	$44,260	$11,454

Tax (benefit) provision on gross unrealized gains and losses on available-for-sale securities	$(3,279)	$(586)	$(5,096)	$3,449
Tax (benefit) provision on reclassification of unrealized gains and losses on available-for-sale securities	$(284)	$(434)	$6,434	$(1,296)
Tax provision on change in pension and other post-retirement benefit obligations	$—	$—	$395	$—

(a) For the three months ended September 30, 2015 and 2014 unrealized holding gains of $567 and of $911, respectively, were reclassified to Other income, net and gains of $0 and $134, respectively, were reclassified to Net investment (losses) gains. For the nine months ended September 30, 2015 and 2014 unrealized holding losses of $11,487 and gains of $2,488, respectively, were reclassified to Other income, net and gains of $29,663 and 221, respectively, were reclassified to Net investment (losses) gains.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$100,187	$30,441
Net income from discontinued operations	(87,018)	(8,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Net investment gains	(32,267)	(647)
Recovery of loan losses	(39)	(52)
Loss of associated companies	17,237	3,328
Income from other investments - related party	(361)	(2,086)
(Income) Loss from investments held at fair value	(3,152)	13,226
Deferred income taxes	6,783	9,338
Non-cash income from derivatives	92	(674)
Depreciation and amortization	34,471	28,566
Amortization of debt related costs	820	1,215
Reclassification of net cash settlements on derivative instruments	(322)	(180)
Stock based compensation	7,378	6,502
Impairment charges	37,540	1,224
Other	(8,098)	(2,663)
Net change in operating assets and liabilities:
Receivables	(6,070)	(26,715)
Receivables from related parties	(793)	119
Inventories	3,655	(8,203)
Prepaid and other assets	(391)	671
Accounts payable, accrued and other liabilities	(12,347)	(6,858)
Payable to related parties	(2,682)	(1,926)
Net increase in loans held for sale	(52,248)	(20,961)
Net cash provided by operating activities of continuing operations	2,375	14,985
Net cash (used in) provided by operating activities of discontinued operations	(2,266)	13,629
Net cash provided by operating activities	109	28,614
Cash flows from investing activities:
Purchases of investments	(28,927)	(99,296)
Proceeds from sales of investments	82,667	109,033
Maturities of marketable securities	58	4,705
Net increase in loans and other receivables	3,473	(14,641)
Purchases of property and equipment	(17,037)	(21,453)
Reclassification of restricted cash	1,533	(19,632)
Net cash settlements on derivative instruments	322	180
Proceeds from sale of assets	9,395	2,089
Acquisitions, net of cash acquired	(117,226)	(517)
Investments in associated companies	(7,607)	(144)
Proceeds from sales of discontinued operations	155,517	3,732
Net cash used in investing activities of discontinued operations	(75)	(2,046)
Other	(77)	(3,039)
Net cash provided by (used in) investing activities	82,016	(41,029)

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows (continued)
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities:
Proceeds from term loans	1,433	52,600
Repurchase of subordinated notes	—	(346)
Net revolver (repayments) borrowings	(41,280)	213,379
Net borrowings (repayments) of term loans – foreign	79	(1,153)
Repayments of term loans – domestic	(10,845)	(178,760)
Subsidiary's purchases of the Company's common units	(8,537)	(5,252)
Purchases of the Company's common units	(1,917)	(51,465)
Subsidiary's purchases of their common stock	(6,105)	(80,948)
Purchase of subsidiary shares from non-controlling interests	(93)	(3,045)
Deferred finance charges	(404)	(3,230)
Net change in overdrafts	(252)	2,546
Net increase in deposits	49,257	25,744
Other	(400)	1,096
Net cash provided by financing activities of discontinued operations	—	1,495
Net cash used in financing activities	(19,064)	(27,339)
Net change for the period	63,061	(39,754)
Effect of exchange rate changes on cash and cash equivalents	(549)	(152)
Cash and cash equivalents at beginning of period	188,983	203,980
Cash and cash equivalents at end of period	$251,495	$164,074
Cash paid during the period for:
Interest	$6,744	$7,956
Taxes	$17,051	$9,464
Non-cash investing activities:
Reclassification of investment in associated company to cost of an acquisition	$66,239	$—
Reclassification of investment in associated company to investment in consolidated subsidiaries	$48,748	$—
Reclassification of available-for-sale securities to equity method investment	$10,858	$27,647
Partnership interest exchanged for marketable securities	$25,000	$—
Securities received in exchange for financial instrument obligations	$76	$19,341
Securities delivered in exchange for settlement of financial instrument obligations	$76	$—
Net increase in restricted cash from purchase of foreign currency financial instruments	$—	$(632)
Non-cash financing activities:
Contribution of advances by non-controlling interest of subsidiary	$—	$268
Subsidiary restricted stock awards surrendered to satisfy withholding upon vesting	$32	$14

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statement of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unit Holders
	Common	Treasury Units		Partners’	Accumulated Other Comprehensive	Total Partners'	Non-controlling interests in Consolidated	Total
	Units	Units	Dollars	Capital	(Loss) Income	Capital	Entities	Capital
Balance at December 31, 2014	36,530,249	(8,964,049)	$(138,363)	$492,054	$2,805	$494,859	$169,247	$664,106
Net income				76,867		76,867	23,320	100,187
Unrealized (loss) gain on available-for-sale investments					(31,317)	(31,317)	5,376	(25,941)
Unrealized loss derivative financial instruments					(794)	(794)	(192)	(986)
Currency translation adjustment					(1,572)	(1,572)	(593)	(2,165)
Changes in post-retirement benefit obligations					1,076	1,076	551	1,627
Acquisition of CoSine							12,842	12,842
Units issued and vesting of restricted units	146,959			2,176		2,176	—	2,176
Equity compensation- subsidiaries				2,630		2,630	1,601	4,231
Subsidiary's purchases of the Company's common units		(488,544)	(8,537)	(8,537)		(8,537)	—	(8,537)
Purchases of SPLP common units		(108,000)	(1,917)	(1,917)		(1,917)	—	(1,917)
Subsidiary's purchases of their common stock				951		951	(7,056)	(6,105)
Purchases of subsidiary shares from noncontrolling interests				(11,256)		(11,256)	11,163	(93)
Other, net				180		180	141	321
Balance at September 30, 2015	36,677,208	(9,560,593)	$(148,817)	$553,148	$(29,802)	$523,346	$216,400	$739,746

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

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

During 2015, one of the Company's subsidiaries, Steel Excel, identified an error related to the manner in which the provision for income taxes had reflected the tax effects related to unrealized gains and losses on available for sale securities during 2014 and 2013. As a result, the Company recorded an adjustment to correct the error in the first quarter of 2015 to its tax provision of approximately $3,500, which is included in the Consolidated Statements of Operations for the nine months ended September 30, 2015.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

The consolidated financial statements include the accounts of the Company and its majority or wholly-owned subsidiaries, which include the following:

	Ownership as of
	September 30, 2015	December 31, 2014
BNS Liquidating Trust ("BNS Liquidating Trust")	84.9%	84.9%
CoSine Communications, Inc. ("CoSine") (a)	80.6%	48.3%
DGT Holdings Corp. ("DGT") (b)	84.2%	82.7%
Handy & Harman Ltd. ("HNH")	70.1%	66.2%
SPH Services, Inc. ("SPH Services")	100.0%	100.0%
Steel Excel Inc. ("Steel Excel")	58.3%	57.9%
WebFinancial Holding Corporation ("WebFinancial")	100.0%	100.0%
(a) CoSine became a majority-owned subsidiary in the first quarter of 2015, and during the second quarter of 2015 CoSine acquired API Group plc ("API") (see Note 2 - "Acquisitions" for additional information).
(b) DGT’s financial statements are recorded on a two-month lag, and as a result, the Company's Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the three and nine months ended September 30, 2015 includes DGT’s activity as of and for its three and nine months ended July 31, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five step process to achieve this core principle. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 by one year. The ASU, as amended, is effective for the Company's 2018 fiscal year and may be applied either (i) retrospectively to each prior reporting period presented with an election for certain specified practical expedients, or (ii) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application, with additional disclosure requirements. The Company is evaluating the potential impact of this new guidance, but does not currently anticipate that the application of ASU No. 2014-09 will have a significant effect on its financial condition, results of operations or its cash flows. We have not yet determined the method by which we will adopt the standard.
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
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior-period financial statements for measurement-period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior-period impact of the adjustment should either be presented separately on the face of the income statement or disclosed in the notes. This new guidance is effective for the Company's 2016 fiscal year. The amendments in this ASU will be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

2. ACQUISITIONS

2015 Acquisitions
HNH's Acquisition of JPS
Effective July 2, 2015, H&H Group, a wholly owned subsidiary of HNH, completed the acquisition of JPS Industries, Inc. ("JPS") pursuant to an agreement and plan of merger, dated as of May 31, 2015, by and among HNH, H&H Group, HNH Group Acquisition LLC, a Delaware limited liability company and a subsidiary of H&H Group ("H&H Acquisition Sub"), HNH Group Acquisition Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of H&H Acquisition Sub ("Sub"), and JPS. JPS is a major U.S. manufacturer of mechanically formed glass and aramid substrate materials for specialty applications in a wide expanse of markets requiring highly engineered components. At the effective time of the Merger (as defined below), Sub was merged with and into JPS ("Merger"), with JPS being the surviving corporation in the Merger, and each outstanding share of JPS common stock (other than shares held by HNH and its affiliates, including SPH Group Holdings LLC ("SPH Group Holdings"), a subsidiary of SPLP, and a significant stockholder of JPS, was converted into the right to receive $11.00 in cash. The total merger consideration was $114,493 which represents the aggregate cash merger consideration of $70,255 and the fair value of SPLP's previously held interest in JPS of $44,238. The cash considerations was funded primarily by H&H Group and also by SPH Group Holdings. SPH Group Holding's funding of the aggregate merger consideration totaled approximately $4,510, with the remainder funded by H&H Group financed through additional borrowings under HNH's senior secured revolving credit facility.

As a result of the closing of the Merger, JPS was indirectly owned by both H&H Group and SPH Group Holdings. Following the expiration of the 20-day period provided in Section 262(d)(2) of the Delaware General Corporation Law for JPS stockholders to exercise appraisal rights in connection with the Merger, and in accordance with an exchange agreement, dated as of May 31, 2015, by and between H&H Group and SPH Group Holdings, on July 31, 2015, HNH issued ("Issuance") to H&H Group 1,429,407 shares of HNH’s common stock with a value of $48,700 and, following the Issuance, H&H Group exchanged ("Exchange") those shares of HNH common stock for all shares of JPS common stock held by SPH Group Holdings. As a result of the Exchange, H&H Group owned 100% of JPS and merged JPS with and into its wholly-owned subsidiary, HNH Acquisition LLC, a Delaware limited liability company, which was the surviving entity in the merger and was renamed JPS Industries Holdings LLC.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

The following table summarizes the assets acquired and liabilities assumed at the acquisition date on a preliminary basis:

Amount
Assets:
Cash and cash equivalents	$22
Trade and other receivables	21,201
Inventories	27,070
Prepaid expenses and other current assets	4,924
Property, plant & equipment	45,181
Goodwill	35,314
Other intangible assets	9,921
Deferred tax assets - non-current	17,605
Other non-current assets	3,280
Total assets acquired	164,518
Liabilities:
Accounts payable	10,674
Accrued liabilities	5,535
Long-term debt	1,500
Accrued pension liability	32,167
Other liabilities	149
Total liabilities assumed	50,025
Net assets acquired	$114,493

The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities. The goodwill of $35,314 arising from the acquisition consists largely of the synergies expected from combining the operations of HNH and JPS. All of the goodwill is assigned to SPLP's Diversified Industrial segment and is not expected to be deductible for income tax purposes. Other intangible assets consist primarily of acquired trade names of approximately $4,400, customer relationships of approximately $3,700, and patented and unpatented technology of approximately $1,800. These intangible assets have been assigned useful lives ranging from 10 to 15 years based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and longstanding relationships JPS has with its existing customer base. The valuations of acquired trade names and patented and unpatented technology were performed utilizing a relief from royalty method, and significant assumptions used in the valuation included the royalty rate assumed and the expected level of future sales, as well as the rate of technical obsolescence for the patented and unpatented technology. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales.

CoSine Acquisition
Description of the Transaction

On January 20, 2015 ("CoSine Acquisition Date"), the Company entered into a contribution agreement (the “Contribution Agreement”) with CoSine. Pursuant to the Contribution Agreement, the Company contributed (i) 24,807,203 ordinary shares of API and (ii) 445,456 shares of common stock of Nathan’s Famous, Inc. ("Nathan's") to CoSine in exchange for 16,500,000 shares of newly issued CoSine common stock and 12,761 shares of newly issued 7.5% series B non-voting preferred stock, which increased SPLP's ownership of CoSine to approximately 80%. Prior to obtaining a controlling interest, SPLP owned approximately 48% of the outstanding shares of CoSine, and its investment was accounted for under the traditional equity method. As a result of the above transaction, CoSine became a majority-owned controlled subsidiary and is consolidated with SPLP from the CoSine Acquisition Date. Prior to CoSine's Acquisition of API, CoSine was included in the Corporate and Other segment. Beginning in the second quarter of 2015, CoSine is included in the Diversified Industrial segment.

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

Fair Value of Consideration Paid

As of the CoSine Acquisition Date, the fair value of the Company's previously held equity interest and the noncontrolling interest in CoSine were valued at approximately $2.51 per share. Accordingly, the Company remeasured its previously held equity interest to a fair value of approximately $12,011, resulting in an investment gain, which was recorded in the first quarter of 2015, of approximately $6,900 and is included in Net investment (losses) gains in the Consolidated Statements of Operations.

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
$70,727

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Allocation of Consideration Paid

The following table summarizes the preliminary estimates of the fair values of the assets acquired and liabilities assumed as of the API Acquisition Date:

Amount
Assets:
Cash	$5,989
Trade and other receivables	24,160
Inventories	23,714
Prepaid expenses and other current assets	6,452
Property, plant and equipment	43,928
Other non-current assets	1,395
Goodwill	20,327
Other intangible assets	23,977
Total assets acquired	149,942
Liabilities:
Accounts payable	24,639
Accrued liabilities	6,025
Short-term debt	2,105
Long-term debt	23,348
Accrued pension liability	22,006
Deferred tax liabilities - non-current	1,092
Total liabilities assumed	79,215
Net assets acquired	$70,727

The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets. All of the goodwill is assigned to SPLP's Diversified Industrial segment and is not expected to be deductible for income tax purposes. Other intangible assets consist primarily of acquired trade names of $5,222 and customer relationships of $18,738. Based on our preliminary evaluation, the trade names have been assigned a 10-year useful life based on the long operating history, broad market recognition and continued demand for the associated brands, and customer relationships have been assigned a 7-year life based on the expected turnover of API's existing customer base. The valuation of acquired trade names was performed utilizing a relief from royalty method, and significant assumptions used in the valuation include the royalty rate assumed and the expected level of future sales. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation include the customer attrition rate assumed and the expected level of future sales.

Pro Forma Results

The following unaudited pro forma results of operations assumes that the API and JPS acquisitions were made at the beginning of 2014. This unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future. The 2015 supplemental pro forma earnings reflect adjustments to exclude $8,572 of acquisition-related costs incurred in the nine months ended September 30, 2015 and $4,375 of nonrecurring expense related to the fair value adjustment to acquisition-date inventories. As required, the 2014 supplemental pro forma earnings were adjusted to include such charges.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2015	2014
Revenue	$322,831	$880,848	$919,295
Net income from continuing operations attributable to common unitholders	28,020	6,398	29,290
Net income from continuing operations per common unit - basic	0.80	0.54	0.48
Net income from continuing operations per common unit - diluted	0.80	0.54	0.48

The amount of net sales of CoSine and its API subsidiary and JPS included in the Company’s Consolidated Statement of Operations for the third quarter and nine months ended September 30, 2015 totaled approximately $71,600 and $98,400, respectively. The amount of operating income or loss of CoSine and its API subsidiary and JPS included in the Company’s Consolidated Statement of Operations for the third quarter and nine months ended September 30, 2015 totaled a loss of approximately $3,100 and a loss of $3,800, respectively. The results of operations of CoSine and its API subsidiary and JPS are included within the Diversified Industrial segment.

HNH Acquisition of ITW Polymers Sealants North America Inc. (“ITW”)

On March 31, 2015, HNH, through its indirect subsidiary, OMG, Inc. (“OMG”), acquired certain assets and assumed certain liabilities of ITW, which are used in the business of manufacturing two-component polyurethane adhesive for the roofing industry for a cash purchase price of $27,400, reflecting a final working capital adjustment of $400. The assets acquired and liabilities assumed primarily include net working capital of inventories and accrued liabilities; property, plant and equipment; and intangible assets, primarily unpatented technology, valued at $1,700, $100 and $4,400, respectively. ITW was the exclusive supplier of certain adhesive products to OMG, and this acquisition will provide OMG with greater control of its supply chain and allow OMG to expand its product development initiatives. The results of operations of the acquired business are reported within the Company's Diversified Industrial segment. In connection with the ITW acquisition, HNH has recorded goodwill totaling approximately $21,268, which is expected to be deductible for income tax purposes.

2014 Acquisitions

There were no significant acquisitions in 2014.

3. DISCONTINUED OPERATIONS

Assets and Liabilities of discontinued operations at September 30, 2015 include a building owned by DGT, which is held for sale, and a sports business owned by Steel Excel.

Assets and Liabilities of discontinued operations at December 31, 2014 include assets and liabilities relating to HNH's discontinued operations, primarily Arlon LLC ("Arlon"), a building owned by DGT, which was for sale, and a sports business owned by Steel Excel.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

	September 30, 2015	December 31, 2014
Assets of discontinued operations:
Trade and other receivables	$—	$16,044
Inventories, net	—	8,294
Other current assets	—	811
Goodwill	—	6,582
Other intangible assets, net	—	14,230
Property, plant and equipment, net	2,524	30,457
Total assets	$2,524	$76,418
Liabilities of discontinued operations:
Trade payables and accrued liabilities	$450	$6,702
Other current liabilities	—	3,986
Accrued pension liability	—	1,794
Other liabilities	—	719
Total liabilities	$450	$13,201

Summary results for our discontinued operations included in the Company's Consolidated Statements of Operations are detailed in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (b)	2015 (a)	2014 (b)
Revenue	$—	$24,177	$5,952	$77,483
Net income	—	2,245	565	8,638
(Loss) Income after taxes and noncontrolling interests	(1,887)	1,303	(3,002)	4,907
Gain on sale of discontinued operations after taxes and noncontrolling interests	134	—	57,193	23
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

4. INVESTMENTS

A) Short-Term Investments

Marketable Securities

The Company's short-term investments primarily consist of its marketable securities portfolio held by its subsidiary, Steel Excel. These marketable securities as of September 30, 2015, and December 31, 2014, are classified as "available-for-sale" securities, with changes in fair value recognized in stockholders' equity as Other comprehensive income (loss), except for other-than-temporary impairments, which are reflected as a reduction of cost and charged to the Consolidated Statement of Operations. The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investment.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

The Company's portfolio of marketable securities was as follows:

	September 30, 2015				December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Available for sale securities
Short-term deposits	$45,198	$—	$—	$45,198	$42,681	$—	$—	$42,681
Mutual funds	11,835	1,665	—	13,500	17,030	4,262	(322)	20,970
Corporate securities	74,358	5,091	(3,470)	75,979	103,761	7,821	(23,732)	87,850
Corporate obligations	34,034	228	(4,418)	29,844	32,486	592	(3,441)	29,637
Total marketable securities	165,425	6,984	(7,888)	164,521	195,958	12,675	(27,495)	181,138
Amounts classified as cash equivalents	(45,198)	—	—	(45,198)	(42,681)	—	—	(42,681)
Amounts classified as marketable securities	$120,227	$6,984	$(7,888)	$119,323	$153,277	$12,675	$(27,495)	$138,457

Proceeds from sales of marketable securities were $22,800 and $9,400 in the three months ended September 30, 2015 and 2014, respectively, and were $72,602 and $105,100 in the nine months ended September 30, 2015 and 2014, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of Other income, net in the Consolidated Statements of Operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross realized gains	$2,135	$681	$6,735	$7,077
Gross realized losses	(5,528)	(1,683)	(6,321)	(3,012)
Realized (losses) gains, net	$(3,393)	$(1,002)	$414	$4,065

The fair value of marketable securities with unrealized losses at September 30, 2015, and the duration of time such losses had been unrealized were as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$46,781	$(3,436)	$178	$(34)	$46,959	$(3,470)
Corporate obligations	8,709	(3,312)	3,705	(1,106)	12,414	(4,418)
Total	$55,490	$(6,748)	$3,883	$(1,140)	$59,373	$(7,888)

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Gross unrealized losses primarily related to losses on corporate securities and corporate obligations, which primarily consist of investments in equity and debt securities of publicly-traded entities. Based on Steel Excel's evaluation of such securities, it determined that certain unrealized losses represented other-than-temporary impairments. This determination was based on several factors, including adverse changes in the market conditions and economic environments in which the entities operate. Steel Excel recognized impairment charges of approximately $7,900 and $22,700 for the three and nine months ended September 30, 2015, respectively, equal to the cost basis of such securities in excess of their fair values. Steel Excel has determined that there was no indication of other-than-temporary impairments on its other investments with unrealized losses as of September 30, 2015. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entity, and the intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of available-for-sale debt securities and marketable securities with no contractual maturities as of September 30, 2015, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
Debt securities that mature in more than three years	$34,034	$29,844
Securities with no contractual maturities	131,391	134,677
	$165,425	$164,521

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

B) Long-Term Investments

The following table summarizes the Company's long-term investments as of September 30, 2015 and December 31, 2014. For those investments at fair value, the carrying amount of the investment equals its respective fair value.

			Investment Balance		Income (Loss) Recorded in Statement of Operations
					Three Months Ended September 30,		Nine Months Ended September 30,
(A) AVAILABLE-FOR-SALE SECURITIES			September 30, 2015	December 31, 2014	2015	2014	2015	2014
Fair Value Changes Recorded in Accumulated Other Comprehensive (Loss)Income:
Equity securities - U.S. (1)
Aerospace/Defense			$67,649	$76,512
Restaurants			—	35,637
Other			575	572
			68,224	112,721
Fair Value Changes Recorded in Consolidated Statement of Operations:
API (1)			—	18,373	$—	$(9,655)	$4,449	$(9,495)
			68,224	131,094	$—	$(9,655)	$4,449	$(9,495)
(B) EQUITY METHOD INVESTMENTS
Investments in Associated Companies:	September 30, 2015	December 31, 2014
At Cost:	Ownership
CoSine	80.6%	48.3%	—	5,521	$—	$(70)	$(602)	$(276)
Other (5)			4,263	5,705	(2,496)	(384)	(2,782)	(2,482)
At Fair Value:
ModusLink Global Solutions, Inc. ("MLNK") (1)	31.5%	27.7%	45,942	54,086	(8,389)	(2,609)	(12,442)	(25,069)
SL Industries, Inc. ("SLI") (1)	25.1%	24.0%	33,824	38,799	(4,586)	19,220	(4,974)	21,608
JPS Industries, Inc. ("JPS") (1)	100.0%	38.7%	—	38,406	402	1,006	5,831	4,022
API Technologies Corp. ("API Tech") (1)	20.6%	20.6%	24,812	24,355	(3,888)	(4,459)	457	(920)
Aviat Networks, Inc. ("Aviat") (1)	12.9%	—%	8,365	—	(1,769)	—	(2,493)	—
Other (2)	43.8%	43.8%	1,931	2,163	(340)	(49)	(232)	(211)
			119,137	169,035	$(21,066)	$12,655	$(17,237)	$(3,328)
Other Investments at Fair Value - Related Party:
SPII Liquidating Trust - Series D ( Fox & Hound) (2)			—	—	$—	$—	$—	$(3)
SPII Liquidating Trust - Series G (SPCA) (2), (3)			—	6,811	—	1,306	447	1,762
SPII Liquidating Trust - Series H (SPJSF) (2), (4)			—	2,812	—	(693)	(86)	327
			—	9,623	$—	$613	$361	$2,086
(C) OTHER INVESTMENTS
ModusLink Warrants (2)			902	2,199	$(734)	$(333)	$(1,297)	$(3,731)

Total Long-Term Investments			$188,263	$311,951
(1) Level 1 investment. Equity securities totaling $68,224 and $112,721 were classified as Level 1 investments as of September 30, 2015 and December 31, 2014, respectively.
(2) Level 3 investment. For additional information related to the Company's Level 3 investments, see Note 5 - "Fair Value Measurements."
(3) Steel Partners China Access I L.P. Trust H was liquidated during the first quarter of 2015.
(4) Steel Partners Japan Strategic Fund, L.P. Trust G was liquidated during the second quarter of 2015.
(5) Represents Steel Excel's investments in a sports business and iGo, Inc. ("iGo") of 40.0% and 45.7%, respectively and a 50% investment in API Optix s.r.o ("API Optix"), a joint venture investment held by CoSine's API subsidiary.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

The following table presents activity for the available-for-sale securities presented in the table above for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in Accumulated Other Comprehensive (Loss) Income:
Proceeds from sales	$380	$1,926	$380	$2,394
Gross gains from sales	$—	$67	$25,431	$98
Gross losses from sales	(56)	(16)	(56)	(16)
Net investment gain	$(56)	$51	$25,375	$82
Change in net unrealized holding (losses) gains included in Accumulated other comprehensive (loss) income	$(18,561)	$(7,197)	$(8,910)	$(957)
Reclassified out of Accumulated other comprehensive (loss) income :
Unrealized gains	$—	$175	$29,663	$261
Unrealized losses	(50)	—	(50)	—
Total	$(50)	$175	$29,613	$261

(A) AVAILABLE-FOR-SALE SECURITIES

Fair Value Changes Recorded in Accumulated Other Comprehensive (Loss) Income

For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. Gross unrealized gains and gross unrealized losses are reported in Accumulated other comprehensive (loss) income ("AOCI") in the Company's Consolidated Balance Sheets. In January 2015 the Company contributed Nathan’s, one if its available -for-sale securities, to CoSine in exchange for additional CoSine equity (see Note 2 - "Acquisitions" for additional information). Also, in the first nine months of 2015, Cosine sold all 445,456 shares of Nathan's for proceeds of approximately $33,202 and received a special dividend of approximately $5,500 which is included in Other income, net in the Consolidated Statement of Operations for the nine months ended September 30, 2015. As a result, management determined there to be an other-than-temporary impairment in the stock price and recorded an impairment charge of approximately $5,500.

The cost basis and unrealized gains and losses related to our available-for-sale securities which are classified as long-term investments are as follows:

	September 30, 2015				December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Aerospace/Defense	$11,675	$55,974	$—	$67,649	$11,675	$64,837	$—	$76,512
Restaurants	—	—	—	—	5,974	29,663	—	35,637
Other	575	—	—	575	575	—	(3)	572
	$12,250	$55,974	$—	$68,224	$18,224	$94,500	$(3)	$112,721
Fair Value Changes Recorded in Consolidated Statement of Operations

Available-for-sale securities that are classified as long-term investments also included the Company's investment in API prior to its acquisition by CoSine. Changes in the fair value of this investment were reported in the Company's Consolidated Statements of Operations as (Loss) Income from investments held at fair value. In January 2015, the Company contributed its investment in API to CoSine in exchange for additional CoSine equity. CoSine subsequently acquired all of the remaining outstanding shares of API which became a consolidated subsidiary in the second quarter of 2015 (see Note 2 - "Acquisitions" for additional information).

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

•
Steel Excel has an investment in a sports business and in iGo, a provider of accessories for mobile devices. These investments are being accounted for under the traditional equity method as associated companies. Steel Excel fully impaired its investment in the sports business in the third quarter of 2015, which resulted in a $2,500 impairment charge. Based on the closing market price of iGo's publicly-traded shares, the value of the investment in iGo was approximately $4,100 and $3,400 at September 30, 2015 and December 31, 2014, respectively.

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

•
JPS is a U.S. manufacturer of extruded urethanes, ethylene vinyl acetates and mechanically formed glass and aramid substrate materials for specialty applications in a wide expanse of markets requiring highly engineered components. During the third quarter of 2015, the Company exchanged its shares of JPS common stock for shares of common stock of HNH. HNH also acquired all of the remaining shares of JPS through a tender offer, resulting in JPS becoming a wholly owned subsidiary of HNH (see Note 2 - "Acquisitions" for additional information).

•
In May 2014, Steel Excel increased its holdings of the common stock of API Tech to 20.6%. API Tech is a designer and manufacturer of high performance systems, subsystems, modules, and components. Effective as of that date, the investment in API Tech has been accounted for as an equity method investment using the fair value option. Steel Excel elected the fair value option to account for its investment in API Tech in order to more appropriately reflect the value of API Tech in its financial statements. Prior to such time, the investment in API Tech was accounted for as an available-for-sale security, and upon the change in classification the Company recognized a loss of approximately $600 that had previously been included as a component of AOCI.

•
In January 2015, two members of Steel Excel's board of directors were appointed to the eight-member board of directors of Aviat Networks, Inc. ("Aviat"), a global provider of microwave networking solutions. At the time of the appointment, Steel Excel held 8,042,892 shares of Aviat, or approximately 12.9% of the total outstanding common stock. Effective as of the date of the appointment, the investment in Aviat has been accounted for as an equity-method investment as Steel Excel’s voting interest and board representation provide it with significant influence over Aviat's operations. Steel Excel elected the

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

fair value option to account for its investment in Aviat, with changes in fair value based on the market price of Aviat's common stock recognized currently as income or loss from equity method investees, in order to more appropriately reflect the value of Aviat in its financial statements. Prior to such time the investment in Aviat was accounted for as an available-for-sale security, and upon the change in classification Steel Excel recognized a loss of approximately $2,800 that had previously been included as a component of AOCI.

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

	September 30, 2015	December 31, 2014
Summary of balance sheet amounts:
Current assets	$493,200	$556,571
Noncurrent assets	71,861	160,202
Total assets	$565,061	$716,773
Current liabilities	$249,784	$257,559
Noncurrent liabilities	96,734	113,217
Total liabilities	346,518	370,776
Parent equity	218,543	345,997
Total liabilities and equity	$565,061	$716,773
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Summary income statement amounts:
Revenue	$170,404	$264,980	$589,276	$818,094
Gross profit	26,834	41,672	90,361	129,461
Loss from continuing operations	(1,279)	(1,468)	(7,535)	(4,672)
Net (loss) income after noncontrolling interests	(1,422)	(1,595)	(2,735)	3,575
Other Investments at Fair Value - Related Party

Other investments - related party, consist of the Company’s investment in each series of the SPII Liquidating Trust (see Note 12 - “Related Party Transactions”) which have all been liquidated as of September 30, 2015. These investments were accounted for under the equity method. In February 2015, the SPII Liquidating Trust comprising Trust H was fully liquidated and, as a result, the Company received its proportional interest of the cash and investments in Trust H totaling approximately $2,730. Also, in June 2015, the SPII Liquidating Trust comprising Trust G was fully liquidated and, as a result, the Company received its proportional interest of the cash and investments in Trust G totaling approximately $6,913. During the nine months ended September 30, 2014 the Company had previously received approximately $500 and $1,000 in cash distributions from Trusts D and H, respectively. There were no gains or losses recorded on any of the liquidations.

Prior to their liquidation, the purpose of the SPII Liquidating Trust was to effect the orderly liquidation of certain assets previously held by Steel Partners II, L.P. ("SPII"). SPLP’s financial position, financial performance and cash flows were affected by the extent to which the operations of the SPII Liquidating Trust results in realized or unrealized gains (losses) and by distributions it makes in each reporting period. The Company held variable interests in each series of the SPII Liquidating Trust. Each series of the SPII Liquidating Trust was separate and distinct with respect to its assets, liabilities and net assets. Each individual series had no liability or claim with respect to the liabilities or assets of the other series. Each series shared in the costs, assets and liabilities, if any, that were not specifically attributable to a particular series. Each series generally held the securities related to a specific investment and cash for operating expenses of the series. The fair values for the investments in

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

the SPII Liquidating Trust at December 31, 2014 were estimated using the net asset value of such interests as reported by the SPII Liquidating Trust.

The following tables provide combined summarized data with respect to the other investments - related party accounted for under the equity method, at fair value:

	September 30, 2015	December 31, 2014
Summary of balance sheet amounts:
Total assets	$937	$21,966
Total liabilities	(937)	—
Net Asset Value	$—	$21,966

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Summary income statement amounts:
Net increase in net assets from operations	$—	$1,528	$826	$4,782

(C) OTHER INVESTMENTS

In connection with the acquisition of MLNK common shares in March 2013, the Company received warrants ("ModusLink Warrants") to acquire an additional 2,000,000 shares at an exercise price of $5.00 per share. The ModusLink Warrants are accounted for as an asset at fair value with changes in fair value recognized each period in (Loss) Income from investments held at fair value in the Company's Consolidated Statements of Operations. The ModusLink warrants have a life of 5 years and are valued using the Black-Scholes option pricing model. Assumptions used in the current valuation were as follows: 1) volatility of 51.9% 2) term of 2.4 years 3) risk free interest rate of 1.370% based on the U.S. Treasury bill yield, and 4) an expected dividend of $0.

LIMITED PARTNERSHIP INVESTMENT AND PROMISSORY NOTE

At December 31, 2014 Steel Excel had other investments which included a $25,000 cost-method investment in a limited partnership that co-invested with other private investment funds in a public company. The limited partnership was liquidated in August 2015, with Steel Excel receiving its proportionate share of the common stock of the public company investee. Upon liquidation, Steel Excel recognized a gain on the non-monetary exchange of $9,300 based on the fair value of the shares received of $34,300. The shares of common stock of the public company investee received are reported with the Company's marketable securities and are classified as "available-for-sale" securities at September 30, 2015. At December 31, 2014, this investment had an approximate fair value of $28,600, which was based on the net asset value included in the monthly statement it received from the partnership and was included in Other non-current assets in the Company's Consolidated Balance Sheet.

Steel Excel's other investments at September 30, 2015, include an investment in a venture capital fund totaling $500 and a promissory note with an amortized cost of $3,000, which is a reasonable approximation of fair value at September 30, 2015. These investments are included in Other non-current assets in the Company's Consolidated Balance Sheets.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

5. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements as of September 30, 2015 and December 31, 2014 are summarized by type of inputs applicable to the fair value measurements as follows:

September 30, 2015	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$78,585	$8,709	$32,029	$119,323
Long-term investments (a)	181,167	—	2,833	184,000
Investments in certain funds	—	—	489	489
Precious metal and commodity inventories recorded at fair value	12,642	—	—	12,642
Commodity contracts on precious metal and commodity inventories	—	60	—	60
Foreign currency forward exchange contracts	—	966	—	966
Total	$272,394	$9,735	$35,351	$317,480

Liabilities:
Financial instruments	$20,171	$—	$—	$20,171
Interest rate swap agreement	—	72	—	72
Foreign currency forward exchange contracts	—	88	—	88
Total	$20,171	$160	$—	$20,331

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$93,768	$10,793	$33,896	$138,457
Long-term investments (a)	286,740	—	13,985	300,725
Investments in certain funds	—	—	525	525
Precious metal and commodity inventories recorded at fair value	13,249	—	—	13,249
Commodity contracts on precious metal and commodity inventories	764	—	—	764
Total	$394,521	$10,793	$48,406	$453,720

Liabilities:
Financial instruments	$21,311	$—	$—	$21,311
Interest rate swap agreement	—	138	—	138
Total	$21,311	$138	$—	$21,449
(a) For additional detail of the marketable securities and long-term investments see Note 4 - "Investments."

There were no transfers of securities among the various measurement input levels during the nine months ended
September 30, 2015.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 - Quoted prices are available in active markets for identical investments as of the reporting date. The types of investments included in Level 1 are listed debt and equity securities.

Level 2 - Pricing inputs are other than quoted prices in active markets for identical assets, which are either directly or indirectly observable as of the reporting date, and can include quoted prices in active markets for similar assets or

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

liabilities, quoted prices in a market that is not active for identical assets or liabilities, or other inputs that can be corroborated by observable market data. Investments which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities, and foreign currency forward exchange contracts.

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

Interest rate swap agreements are considered Level 2 measurements as the inputs are observable at commonly quoted intervals.

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long - Term Investments
	Investments in Associated Companies (a)	Other Investments - Related Party (b)	ModusLink Warrants (c)	Marketable Securities and Other (d), (e)	Total
Assets
Balance at June 30, 2014	$2,080	$10,205	$2,434	$32,346	$47,065
Purchases	—	—	—	2,756	2,756
Sales	—	—	—	(137)	(137)
Realized loss on sale				—	—
Unrealized gains	—	1,307	—	1,184	2,491
Unrealized losses	(49)	(694)	(333)	—	(1,076)
Balance at September 30, 2014	$2,031	$10,818	$2,101	$36,149	$51,099

Balance at June 30, 2015	$2,271	$—	$1,636	$35,484	$39,391
Purchases	—	—	—	—	—
Sales	—	—	—	(1,229)	(1,229)
Realized gain on sale	—	—	—	—	—
Unrealized gains	—	—	—	—	—
Unrealized losses	(340)	—	(734)	(1,737)	(2,811)
Balance at September 30, 2015	$1,931	$—	$902	$32,518	$35,351

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

	Long - Term Investments
	Investments in Associated Companies (a)	Other Investments - Related Party (b)	ModusLink Warrants (c)	Marketable Securities and Other (d), (e)	Total
Assets
Balance at December 31, 2013	$2,243	$10,228	$5,832	$24,209	$42,512
Purchases	—	—	—	13,294	13,294
Sales	—	(1,496)	—	(4,869)	(6,365)
Realized loss on sale	—	—	—	(129)	(129)
Unrealized gains	—	2,884	—	3,644	6,528
Unrealized losses	(212)	(798)	(3,731)	—	(4,741)
Balance at September 30, 2014	$2,031	$10,818	$2,101	$36,149	$51,099

Balance at December 31, 2014	$2,163	$9,623	$2,199	$34,421	$48,406
Purchases	—	—	—	5,108	5,108
Sales	—	(9,985)	—	(1,751)	(11,736)
Realized gain on sale	—	—	—	—	—
Unrealized gains	—	484	—	—	484
Unrealized losses	(232)	(122)	(1,297)	(5,260)	(6,911)
Balance at September 30, 2015	$1,931	$—	$902	$32,518	$35,351
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
(e) Unrealized gains and losses on marketable are recorded in AOCI.

Long-Term Investments - Valuation Techniques

The Company primarily uses three valuation methods to estimate the fair value of its equity securities measured using Level 3 inputs. The Company estimates the value of one of its investments in an associated company primarily using a discounted cash flow method adjusted for additional information related to debt covenants, solvency issues, etc. The Company estimated the value of Other investments - related party at December 31, 2014, which represented its interest in the SPII Liquidating Trust, based on the net asset value of each series of the Trust. The ModusLink Warrants are valued using the Black-Scholes option pricing model (for additional information see Note 4 - "Investments").

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

As of September 30, 2015 and December 31, 2014, WebBank has impaired loans of $1,612, none of which is guaranteed by the USDA or SBA, and $458, of which $4 is guaranteed by the USDA or SBA, respectively. These loans are measured at fair value on a nonrecurring basis using Level 3 inputs. See the "Impaired Loans" section of Note 7 - "Trade, Other and Loans Receivable" for additional discussion of loan impairment measurements.

6. FINANCIAL INSTRUMENTS

At September 30, 2015 and December 31, 2014 financial instrument liabilities and related restricted cash consists of $20,171 and $21,311, respectively, of short sales of corporate securities.

Activity is summarized below for financial instrument liabilities and related restricted cash:

	September 30,
	2015	2014
Balance, beginning of period	$21,311	$25,090
Settlement of short sales of corporate securities	(450)	—
Short sales of corporate securities	373	19,512
Net investment (gains) losses	(1,063)	188
Receipt of dividends, net of interest expense	—	(67)
Balance of financial instrument liabilities and related restricted cash, end of period	$20,171	$44,723

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

As of September 30, 2015, HNH had the following outstanding forward contracts with settlement dates through December 2015. There were no futures contracts outstanding as of September 30, 2015.

Commodity	Amount	Notional Value
Silver	740,000 ounces	$11,200
Gold	900 ounces	$1,000
Copper	300,000 pounds	$700
Tin	40 metric tons	$600

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

H&H accounts for these contracts as either fair value hedges or economic hedges under the guidance in ASC 815, Derivatives and Hedging.

Fair Value Hedges. Of the total forward contracts outstanding, 650,000 ounces of silver and substantially all of the copper contracts are designated and accounted for as fair value hedges under ASC 815. The fair values of these derivatives are recognized as derivative assets and liabilities in the Company's Consolidated Balance Sheets. The net change in fair value of the derivative assets and liabilities, and the change in the fair value of the underlying hedged inventory, are recognized in the Company's Consolidated Statement of Operations, and such amounts principally offset each other due to the effectiveness of the hedges. The fair value hedges are associated primarily with HNH's precious metal inventory carried at fair value.

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

Foreign Currency Forward Contracts

CoSine, through its subsidiary API, enters into foreign currency forward contracts to hedge its receivables and payables denominated in other currencies. In addition, API enters into foreign currency forward contracts to hedge the value of its future sales denominated in Euros and the value of its future purchases denominated in USD. These hedges have settlement dates ranging through June 2016.

The forward contracts that are used to hedge the risk of foreign exchange movement on its receivables and payables are accounted for as fair value hedges under ASC 815. At September 30, 2015 there were contracts in place to buy Sterling and sell Euros in the amount of €2,200 and a contract to buy USD and sell Sterling in the amount of $2,000. The fair values of these derivatives are recognized as derivative assets and liabilities in the Company's Consolidated Balance Sheets. The net change in fair value of the derivative assets and liabilities are recognized in the consolidated statement of operations.

The forward contracts that are used to hedge the value of API's future sales and purchases are accounted for as cash flow hedges in accordance with ASC 815. At September 30, 2015 there were contracts in place to hedge the value of future sales denominated in Euros in the amount of €11,880 and the value of future purchases denominated in USD in the amount of $1,800. These hedges are fully effective and accordingly, the changes in fair value are recorded in AOCI and, at maturity, any gain or loss on the forward contract is reclassified from AOCI into the Consolidated Statement of Operations.

Debt Agreements

As discussed in Note 13 - "Debt and Capital Lease Obligations," Handy & Harman Group Ltd. ("H&H Group") has entered into two interest rate swap agreements to reduce its exposure to interest rate fluctuations. These derivatives are not designated as accounting hedges under U.S. GAAP; they are accounted for as derivatives with no hedge designation. HNH records the gains or losses both from the mark-to-market adjustments and net settlements in interest expense in the Company's Consolidated Statement of Operations as the hedges are intended to offset interest rate movements.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Fair value and carrying amount of Derivative Instruments in the Company's Consolidated Balance Sheets is as follows.

Derivative	Balance Sheet Location	September 30, 2015	December 31, 2014
Commodity contracts (a), (b)	Prepaid expenses and other current assets	$37	$667
Commodity contracts (c)	Prepaid expenses and other current assets	$23	$97
Interest rate swap agreements	Other current liabilities	$(72)	$(138)
Foreign exchange forward contracts (a), (d)	Accrued liabilities	$905	$—
Foreign exchange forward contracts (a), (b)	Trade and other receivables/Prepaid and other current assets	$61	$—
Foreign exchange forward contracts (a), (b)	Accrued liabilities	$(88)	$—
(a) Designated as hedging instruments as of September 30, 2015.
(b) Fair value hedge
(c) Economic hedge
(d) Cash flow hedge

Effect of derivative instruments on the Company's Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Derivative	Statement of Operations Location	Gain (loss)	Gain	Gain (loss)	Gain (loss)
Commodity contracts (a), (b)	Cost of goods sold	$585	$2,337	$564	$1,428
Commodity contracts (c)	Cost of goods sold	(69)	52	209	25
Commodity contracts (c)	Realized and unrealized gain on derivatives	168	1,320	273	854
Interest rate swap agreements	Interest expense, net	(16)	9	(79)	(116)
Foreign exchange forward contracts (a), (d)	Revenue/Cost of goods sold	771	—	1,381	—
Foreign exchange forward contracts (a), (b)	Other income, net	(94)	—	17	—
Total derivatives		$1,345	$3,718	$2,365	$2,191
(a) Designated as hedging instruments as of September 30, 2015.
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

At September 30, 2015 and December 31, 2014, WebBank’s undisbursed loan commitments totaled $127,880 and $82,788, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

through one of the Bank’s lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

WebBank estimates an allowance for potential losses on off-balance sheet contingent credit exposures related to the guaranteed amount of its SBA and USDA loans and whether or not the SBA/USDA honors the guarantee. WebBank determines the allowance for these contingent credit exposures based on historical experience and portfolio analysis. The allowance is included with other liabilities in the consolidated balance sheet, with any related increases or decreases in the reserve included in the statement of income. The allowance was $188 at September 30, 2015 and December 31, 2014, respectively, and is included within Other current liabilities in the Company's Consolidated Balance Sheets.

7. TRADE, OTHER AND LOANS RECEIVABLE

Trade and Other Receivables, Net

	September 30, 2015	December 31, 2014
Trade accounts receivable net of allowance for doubtful accounts of $2,066 in 2015 and $2,149 in 2014	$137,259	$85,553
Other receivables	2,090	1,887
Total	$139,349	$87,440

Loans Receivable

    Major classification of WebBank’s loans receivable at September 30, 2015 and December 31, 2014 are as follows:

	Total				Current		Non-current
	September 30, 2015%		December 31, 2014%		September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Loans held for sale	$93,134		$40,886		$93,134	$40,886	$—	$—
Real estate loans:
Commercial – owner occupied	$1,563	2%	$1,650	2%	97	96	$1,466	1,554
Commercial – other	281	—%	264	—%	—	—	281	264
Total real estate loans	1,844	3%	1,914	2%	97	96	1,747	1,818
Commercial and industrial	65,907	97%	75,706	98%	2,147	1,142	63,760	74,564
Total loans	67,751	100%	77,620	100%	2,244	1,238	65,507	76,382
Less:
Deferred fees and discounts	(17)		(20)		(17)	(20)	—	—
Allowance for loan losses	(620)		(557)		(620)	(557)	—	—
Total loans receivable, net	$67,114		$77,043		1,607	661	65,507	76,382
Loans receivable, including loans held for sale (a)					$94,741	$41,547	$65,507	$76,382
(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, net was $160,440 and $117,346 at September 30, 2015 and December 31, 2014, respectively.

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

Changes in the allowance for loan losses are summarized as follows:

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
June 30, 2014	$34	$30	$298	$362
Charge-offs	—	—	—	—
Recoveries	2	11	27	40
Provision	30	(27)	99	102
September 30, 2014	$66	$14	$424	$504

June 30, 2015	47	10	567	624
Charge-offs	—	—	—	—
Recoveries	21	11	33	65
Provision	(22)	(12)	(35)	(69)
September 30, 2015	$46	$9	$565	$620

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
December 31, 2013	$77	$28	$319	$424
Charge-offs	—	—	(3)	(3)
Recoveries	65	29	41	135
Provision	(76)	(43)	67	(52)
September 30, 2014	$66	$14	$424	$504
December 31, 2014	$64	$12	$481	$557
Charge-offs	—	—	—	—
Recoveries	24	33	45	102
Provision	(42)	(36)	39	(39)
September 30, 2015	$46	$9	$565	$620

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	Real Estate
September 30, 2015	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$79	$79
Collectively evaluated for impairment	46	9	486	541
Total	$46	$9	$565	$620
Outstanding Loan balances:
Individually evaluated for impairment	$366	$—	$1,246	$1,612
Collectively evaluated for impairment	1,197	281	64,661	66,139
Total	$1,563	$281	$65,907	$67,751

	Real Estate
December 31, 2014	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$52	$52
Collectively evaluated for impairment	64	12	429	505
Total	$64	$12	$481	$557
Outstanding Loan balances:
Individually evaluated for impairment (1)	$374	$—	$84	$458
Collectively evaluated for impairment	1,276	264	75,622	77,162
Total	$1,650	$264	$75,706	$77,620

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

Loans are reported as past due when either principal or interest is due and unpaid for a period of 30 days or more. Loans past due 90 days or more and still accruing interest were $0 and $52 at September 30, 2015 and December 31, 2014, respectively.

Nonaccrual loans are summarized as follows:

	September 30, 2015	December 31, 2014
Real Estate Loans:
Commercial - Owner Occupied	$348	$374
Total Real Estate Loans	348	374
Commercial and Industrial	2	16
Total Loans	$350	$390

Past due loans (accruing and nonaccruing) are summarized as follows:

September 30, 2015	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Recorded investment in accruing loans 90+ days past due	Nonaccrual loans that are current (1)
Real Estate Loans:
Commercial - Owner Occupied	$1,197	$18	$348	$366	$1,563	$—	$—
Commercial - Other	281	—	—	—	281	—	—
Total Real Estate Loans	1,478	18	348	366	1,844	—	—
Commercial and Industrial	65,856	49	2	51	65,907	—	—
Total Loans	$67,334	$67	$350	$417	$67,751	$—	$—
(1) Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

December 31, 2014	Current	30-89 days past due	90+ days past due	Total past due (2)	Total loans	Recorded investment in accruing loans 90+ days past due	Nonaccrual loans that are current (1)
Real Estate Loans:
Commercial - Owner Occupied	$1,228	$49	$373	$422	$1,650	$—	$—
Commercial - Other	264	—	—	—	264	—	—
Total Real Estate Loans	1,492	49	373	422	1,914	—	—
Commercial and Industrial	75,635	3	68	71	75,706	52	—
Total Loans	$77,127	$52	$441	$493	$77,620	$52	$—
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

•	Substandard: A substandard receivable has a developing or currently minor weakness or weaknesses that could result in loss or default if deficiencies are not corrected or adverse conditions arise.

•	Doubtful: A doubtful receivable has an existing weakness or weaknesses that have developed into a serious risk of significant loss or default with regard to a material term of the financing agreement.
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

September 30, 2015	Pass	Special Mention	Sub- standard	Doubtful	Total loans
Real Estate Loans:
Commercial - Owner Occupied	$1,197	$—	$366	$—	$1,563
Commercial - Other	281	—	—	—	281
Total Real Estate Loans	1,478	—	366	—	1,844
Commercial and Industrial	64,661	—	1,246	—	65,907
Total Loans	$66,139	$—	$1,612	$—	$67,751

December 31, 2014	Pass	Special Mention	Sub- standard (1)	Doubtful	Total loans
Real Estate Loans:
Commercial - Owner Occupied	$1,258	$19	$373	$—	$1,650
Commercial - Other	264	—	—	—	264
Total Real Estate Loans	1,522	19	373	—	1,914
Commercial and Industrial	74,439	1,183	84	—	75,706
Total Loans	$75,961	$1,202	$457	$—	$77,620
(1) $4 is guaranteed by the USDA or SBA.

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. When loans are impaired, an estimate of the amount of the balance that is impaired is made and a specific reserve is assigned to the loan based on the estimated present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral less the cost to sell. When the impairment is based on amount on the fair value of the loan’s underlying collateral, the portion of the balance that is impaired is charged off, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. WebBank recognized $24 and $2 on impaired loans for the three months ended September 30, 2015 and 2014, respectively, and $65 and $32 for the nine months ended September 30, 2015 and 2014, respectively.

Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. Payments are recognized when cash is received. No impaired loans were considered a troubled debt restructuring.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Information on impaired loans is summarized as follows:

		Recorded investment
September 30, 2015	Unpaid principle balance	with no allowance	with allowance	Total recorded investment	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$381	$348	$18	$366	$1	$373
Total Real Estate Loans	381	348	18	366	1	373
Commercial and Industrial	1,322	13	1,233	1,246	79	344
Total Loans	$1,703	$361	$1,251	$1,612	$80	$717

		Recorded investment
December 31, 2014	Unpaid principle balance	with no allowance	with allowance	Total recorded investment (1)	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$430	$374	$—	$374	$—	$750
Total Real Estate Loans	430	374	—	374	—	750
Commercial and Industrial	193	28	56	84	52	131
Total Loans	$623	$402	$56	$458	$52	$881

(1) $4 is guaranteed by the USDA or SBA.

8. INVENTORIES, NET

A summary of Inventories, net is as follows:

	September 30, 2015	December 31, 2014
Finished products	$41,501	$24,424
In-process	23,006	10,310
Raw materials	31,342	12,346
Fine and fabricated precious metal in various stages of completion	16,743	17,094
	112,592	64,174
LIFO reserve	(91)	(90)
Total	$112,501	$64,084

Inventories, net at September 30, 2015 include $27,500 from HNH's acquisition of JPS discussed in Note 2 - "Acquisitions."

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

As of September 30, 2015, H&H’s customer metal consisted of 160,520 ounces of silver, 531 ounces of gold, and 1,462 ounces of palladium. As of December 31, 2014, H&H’s customer metal consisted of 191,217 ounces of silver, 518 ounces of gold, and 1,392 ounces of palladium.

	September 30, 2015	December 31, 2014
Supplemental inventory information:
Precious metals stated at LIFO cost	$4,769	$4,839
Precious metals stated under non-LIFO cost methods, primarily at fair value	11,882	12,165
Market value per ounce:
Silver	15.13	15.75
Gold	1,146.65	1,199.25
Palladium	672.00	798.00

9. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	September 30, 2015	December 31, 2014
Land	$22,243	$9,523
Buildings and improvements	61,753	53,742
Machinery, equipment and other	265,864	194,356
Construction in progress	12,226	4,738
	362,086	262,359
Accumulated depreciation and amortization	(99,664)	(78,045)
Net property, plant and equipment	$262,422	$184,314

Depreciation expense was $9,429 and $5,981 for the three months ended September 30, 2015 and 2014, respectively, and $22,607 and $18,263 for the nine months ended September 30, 2015 and 2014, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying value of goodwill by reportable segment is as follows:

	September 30, 2015
	Diversified	Energy	Corporate	Total
Balance at beginning of year
Gross Goodwill	$26,299	$64,790	$81	$91,170
Accumulated impairments	—	(45,219)	—	(45,219)
Net Goodwill	26,299	19,571	81	45,951
Acquisitions (a)	85,204	—	—	85,204
Impairment	—	—	—	—
Currency translation adjustment	—	—	—	—
Other adjustments	(225)	—	—	(225)
Balance at end of period
Gross Goodwill	111,278	64,790	81	176,149
Accumulated impairments	—	(45,219)	—	(45,219)
Net Goodwill	$111,278	$19,571	$81	$130,930
(a) Goodwill from acquisitions relates to HNH's acquisitions of ITW and JPS, as well as the acquisitions of CoSine and API. These balances are subject to adjustment during the finalization of the purchase price allocation for these acquisitions. For additional information, see Note 2 - "Acquisitions".

The Company performs its annual goodwill impairment test during the fourth quarter of each year, and more frequently if an event occurs or circumstances change to indicate that an impairment may have occurred. The Energy segment's projections in the second quarter of 2015 reflected a decline in the projected operating income for 2015 as a result of the continuing weakness in the oil services industry and the specific adverse effects experienced in 2015. This decline in projected operating income resulted in the need to perform a goodwill impairment test for the Energy segment during the second quarter of 2015. The fair value of the Energy segment was determined based on a valuation using a combination of the income approach (discounted cash flows) and the market approach (guideline public companies and guideline transaction method). The fair value of the Energy segment exceeded its carrying value, resulting in no impairment of goodwill in the period.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

A summary of Other intangible assets, net is as follows:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$136,203	$38,094	$98,109	$113,952	$29,726	$84,226
Trademarks	38,395	7,657	30,738	28,803	5,856	22,947
Patents and technology	16,941	7,058	9,883	16,773	6,023	10,750
Other	8,596	2,375	6,221	2,426	1,799	627
	$200,135	$55,184	$144,951	$161,954	$43,404	$118,550

Trademarks with indefinite lives as of September 30, 2015 and December 31, 2014 were $8,020. Amortization expense related to intangible assets was $4,512 and $3,426 for the three months ended September 30, 2015 and 2014, respectively, and $11,864 and $10,303 for the nine months ended September 30, 2015 and 2014, respectively. The increase in Other intangible assets, net and related amortization expense during 2015 was principally due to HNH's ITW and JPS acquisitions, as well as CoSine's acquisition of API (see Note 2 - "Acquisitions"). Future amortization expense of the intangible assets acquired in these acquisitions is expected to total $401 for the remainder of 2015, $1,502, $1,402, $1,402, $1,302 and $7,806 in 2016, 2017, 2018, 2019, and thereafter, respectively.

11. BANK DEPOSITS

A summary of WebBank deposits is as follows:

Time deposits year of maturity:	September 30, 2015	December 31, 2014
2015	$11,690	$27,001
2016	64,829	50,386
2017	38,693	26,671
2018	27,946	—
Total time deposits	143,158	104,058
Money market deposits	70,960	60,802
Total deposits (a)	$214,118	$164,860
Current	$133,205	$87,804
Long-term	80,913	77,056
Total deposits	$214,118	$164,860

Time deposit accounts under $100	$115,533	$86,274
Time deposit accounts $100 and over	27,625	17,784
Total time deposits	$143,158	$104,058
(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of deposits was $214,798 and $165,381 at September 30, 2015 and December 31, 2014, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

12. RELATED PARTY TRANSACTIONS

Management Agreement with SP General Services LLC

The Manager receives a fee, pursuant to the terms of the Management Agreement at an annual rate of 1.5% of total SPLP Partners' capital ("Management Fee"), payable on the first day of each quarter and subject to quarterly adjustment. In addition, SPLP issued to the Manager partnership profits interests in the form of incentive units, which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP which are determined as of the last day of each fiscal year (see Note 15 - "Capital and Accumulated other Comprehensive (Loss) Income" for additional information on the incentive units).

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the independent directors. The Management Fee was $2,148 and $2,134 for the three months ended September 30, 2015 and 2014, respectively, and $6,188 and $6,703 for the nine months ended September 30, 2015 and 2014, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations. There were no unpaid amounts for management fees at September 30, 2015 or December 31, 2014.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $448 and $792 for the three months ended September 30, 2015 and 2014, respectively, and $1,903 and $2,137 for the nine months ended September 30, 2015 and 2014, respectively. Unpaid amounts for reimbursable expenses were approximately $529 and $1,504 at September 30, 2015 and December 31, 2014, respectively, and are included in Payable to related parties in the Company's Consolidated Balance Sheets.

In 2015, SPLP issued units to WGL Capital Corp. (the "Investment Manager"), an affiliate of the Manager. The units issued were for the final settlement of the additional liability due to the Investment Manager of approximately $1,800 (see Note 15 - "Capital and Accumulated Other Comprehensive (Loss) Income").

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
In addition to its servicing agreements with SPLP and its consolidated subsidiaries, SP Corporate has management services agreements with other companies considered to be related parties, including NOVT Corporation, Ore Holdings, Inc., J. Howard Inc., SL Industries, Inc., Steel Partners, Ltd., iGo and MLNK. In total, SP Corporate will charge approximately $4,121 annually to these companies.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

SPII Liquidating Trust

SPLP held interests in the SPII Liquidating Trust, an entity that held certain investments which it acquired in connection with an exchange transaction, which the Manager and its affiliate served as the manager and liquidating trustee, respectively, without compensation other than reimbursement for out-of-pocket expenses. The SPII Liquidating Trust has been fully liquidated during 2015 (see Note 4 - "Investments" for additional information).

Mutual Securities

Pursuant to the Management Agreement, the Manager was responsible for selecting executing brokers. Securities transactions for SPLP are allocated to brokers on the basis of reliability and best price and execution. The Manager has selected Mutual Securities as an introducing broker and may direct a substantial portion of the managed entities’ trades to such firm among others. An officer of the Manager and SPH GP is affiliated with Mutual Securities. The Manager only uses Mutual Securities when such use would not compromise the Manager’s obligation to seek best price and execution. SPLP has the right to pay commissions to Mutual Securities, which are higher than those that can be obtained elsewhere, provided that the Manager believes that the rates paid are competitive institutional rates. Mutual Securities also served as an introducing broker for SPLP’s trades. The commissions paid by SPLP to Mutual securities were approximately $75 and $81 for the three months ended September 30, 2015 and 2014, respectively and $169 and $311 for the nine months ended September 30, 2015 and 2014, respectively. Such commissions are included in Net investment (losses) gains in the Company's Consolidated Statements of Operations. The portion of the commission paid to Mutual Securities ultimately received by such officer is net of clearing and other charges.

Other

SPLP had an arrangement whereby it held an asset on behalf of a related party in which it had an investment. The investment was liquidated during the second quarter of 2015. The asset had a fair value of $34,280 at December 31, 2014.

The Company’s non-management directors receive an annual retainer of $150, of which $75 is paid in cash and $75 is paid in restricted common units of SPLP. The restricted units vest over a three year period. These directors are also paid fees of $1 for each board committee meeting attended. The chairmen of the Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee are paid an additional annual fee of $60, $5 and $5, respectively. Non-management directors’ fees expensed were $241 and $241 for the three months ended September 30, 2015 and 2014, respectively, and $720 and $687 for the nine months ended September 30, 2015 and 2014, respectively. Unpaid non-management directors’ fees are included in Payable to related parties in the Company's Consolidated Balance Sheets and were $0 and $46 at September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015 and December 31, 2014, several related parties and consolidated subsidiaries had deposits totaling $6,647 and $14,875, respectively, in WebBank. $4,592 and $12,391 of these deposits have been eliminated in consolidation as of September 30, 2015 and December 31, 2014, respectively. These deposits held at WebBank earned $13 and $28 in interest for the three months ended September 30, 2015 and 2014, respectively, and $50 and $81 for the nine months ended September 30, 2015 and 2014, respectively. The amount of this interest that has been eliminated in consolidation was $8 and $25 for the three months ended September 30, 2015 and 2014, respectively, and $41 and $70 for the nine months ended September 30, 2015 and 2014, respectively.

SPLP has an estimated liability of $116 as of September 30, 2015 and December 31, 2014 included in other current liabilities which, pursuant to an amended exchange agreement, is indemnified by Steel Partners II (Onshore) LP (“SPII Onshore”). As a result, the Company recorded an amount receivable from SPII Onshore reported in Receivable from related parties in the Company's Consolidated Balance Sheets.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

13. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following:

	September 30, 2015	December 31, 2014
Short term debt:
CoSine - Foreign	$834	$—
HNH - Foreign	606	602
Short-term debt	1,440	602
Long-term debt:
Steel Excel Term Loan	69,375	79,285
HNH Revolving Facilities	121,166	193,375
SPLP Revolving Facility	66,126	33,788
CoSine Term Loans	2,775	—
CoSine Revolving Facilities	23,047	—
Other debt - domestic	7,750	8,014
Foreign loan facilities	1,322	1,412
Subtotal	291,561	315,874
Less portion due within one year	14,847	19,592
Long-term debt	276,714	296,282
Total debt	$293,001	$316,476
Capital lease facility
Current portion of capital lease	$85	$486
Long-term portion of capital lease	147	288
	$232	$774

SPLP Revolving Credit Facility

On September 28, 2015, the Company amended its Credit Agreement (the “Amended Credit Facility") with PNC Bank, National Association (“PNC”), as administrative agent for the lenders thereunder. The Amended Credit Facility provides for a revolving credit facility with borrowing availability of up to $105,000, and increases the applicable margin from 1.50% to 1.625%. Amounts outstanding under the Amended Credit Facility bear interest at SPLP's option at either the Base Rate, as defined, plus 0.625% or LIBOR plus the applicable margin under the loan agreement of 1.625%, and are collateralized by first priority security interests of certain of the Company's deposit accounts and publicly traded securities. The pledged collateral of approximately $420,000 includes SPLP's investments in publicly traded securities, including investments in majority-owned, consolidated subsidiaries. The average interest rate on the Amended Credit Facility was 1.98% as of September 30, 2015. The Amended Credit Facility requires a commitment fee to be paid on unused borrowings and also contains customary affirmative and negative covenants, including a minimum cash balance covenant, restrictions against the payment of dividends and customary events of default. Any amounts outstanding under the Amended Credit Facility are due and payable in full on October 23, 2017. The Amended Credit Facility also includes provisions for the issuance of letters of credit up to $10,000, with any such issuances reducing total borrowing availability. The Company has an outstanding letter of credit of approximately $893 at September 30, 2015.

In April 2014, the Company borrowed approximately $47,500 under the Amended Credit Facility in connection with a tender offer for its common units (see Note 15 - "Capital and Accumulated Other Comprehensive (Loss) Income" for additional information) and in the first quarter of 2015, the Company borrowed an additional $37,000 to fund CoSine's tender offer for API (see Note 2 - "Acquisitions" for additional information).

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

HNH Debt

Senior Credit Facility

On August 29, 2014, H&H Group, a wholly owned subsidiary of HNH, entered into amended and restated senior credit facility ("Senior Credit Facility") which provides for an up to $365,000 senior secured revolving credit facility, including a $20,000 sublimit for the issuance of letters of credit and a $20,000 sublimit for the issuance of swing loans. On November 24, 2014, H&H Group entered into an amendment to its Senior Credit Facility, solely for the purpose of modifying and clarifying the definition of the term "Guarantee." Borrowings under the Senior Credit Facility bear interest at H&H Group's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in a the loan agreement (1.75% and 0.75%, respectively, for LIBOR and Base Rate borrowings at September 30, 2015), and the revolving facility provides for a commitment fee to be paid on unused borrowings. The weighted average interest rate on the revolving facility was 1.99% at September 30, 2015. H&H Group's availability under the Senior Credit Facility was $161,700 as of September 30, 2015.

On January 22, 2015, H&H Group, and certain subsidiaries of H&H Group, entered into an amendment to its Senior Credit Facility to, among other things, provide for the consent of the administrative agent and the lenders, subject to compliance with certain conditions, for the tender offer by HNH Group Acquisition LLC, a newly formed subsidiary of H&H Group, for the shares of JPS, including the use of up to $71,000 under the Senior Credit Facility to purchase such shares, and certain transactions related thereto. In addition, HNH Group Acquisition LLC and HNH Acquisition LLC, another newly formed subsidiary of H&H Group, became guarantors under the Senior Credit Facility pursuant to the amendment. See further discussion regarding the JPS transaction in Note 2 - "Acquisitions."

The Senior Credit Facility will expire, with all amounts outstanding balances due and payable, on August 29, 2019. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of H&H Group, and obligations under the Senior Credit Facility are collateralized by first priority security interests in and liens upon present and future assets of H&H Group and these subsidiaries, which approximated $505,000 at September 30, 2015. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. HNH was in compliance with all debt covenants at September 30, 2015.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Other HNH Debt

On October 5, 2015, a subsidiary of H&H refinanced an outstanding mortgage note, which had an original maturity in October 2015. Under the terms of the revised agreement, the subsidiary paid down $700 of the original outstanding principal balance. The remaining outstanding principal balance of $5,400 was refinanced and will be repaid in equal monthly installments totaling $400 per year over the next five years, with a final principal payment of $3,600 due at maturity of the loan in October 2020.

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

Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy Ltd. ("Steel Energy") and its wholly-owned subsidiaries Sun Well Service, Inc. ("Sun Well") and Rogue Pressure Services, Ltd. ("Rogue"), and Black Hawk Energy Services Ltd. ("Black Hawk Ltd"), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue and Black Hawk Ltd. The carrying value as of September 30, 2015 of the assets pledged as collateral by Steel Energy and its subsidiaries under the Amended Credit Agreement was approximately $176,395.

The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3,300 and a balloon payment due on the maturity date. At September 30, 2015, $69,400 was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans. Principal payments under the Amended Credit Agreement for the remainder of 2015 and subsequent years are $3,304, $13,214, $13,214, and $39,643 for the remainder of 2015, 2016, 2017 and 2018, respectively.

The interest rate on the borrowings under the Amended Credit Agreement was 2.8% at September 30, 2015. For the three months ended September 30, 2015 and 2014 Steel Excel incurred interest expense of $600 and $800, respectively, and incurred interest expense of $1,800 and $2,400 for the nine months ended September 30, 2015 and 2014, respectively. Steel Excel was in compliance with all financial covenants of the Amended Credit Agreement as of September 30, 2015.

CoSine Long-Term Debt Facilities

CoSine's API subsidiary in the United Kingdom has a multi-currency revolving agreement of £13,500 (approximately $20,528) with HSBC Bank plc ("HSBC") that expires on December 31, 2017. At September 30, 2015, approximately $20,528 was outstanding under the facility. The interest rate on the borrowings under the UK facility was 2.6% at September 30, 2015. These borrowings are secured by certain UK assets which totaled approximately $55,700 at September 30, 2015 and include certain debt covenants including leverage and interest cover. API was in compliance with all covenants at September 30, 2015.

API also has a number of facilities with HSBC in the U.S. that expire in June 2018, with availability up to approximately $8,500 as of September 30, 2015. At September 30, 2015, $3,961 was outstanding under the facilities at an interest rate of 3.2%. The facilities are secured against certain property, plant & equipment, inventories and receivables which totaled approximately $19,200 at September 30, 2015. API received a temporary waiver after failing to meet one of the debt covenants under this facility as of September 30, 2015. The facility was amended in October 2015 to modify and add certain covenants and provisions that will be in place until June 30, 2016. In addition API has an equipment loan with Wells Fargo Bank for approximately $1,333 with an interest rate of 4.3% at September 30, 2015. This loan is secured over the related equipment.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

14. PENSION BENEFIT PLANS

The following table presents the components of pension expense and components of other post-retirement benefit expense (income) for HNH's pension plans, JPS's pension plan, which was assumed in HNH's acquisition of JPS, and the pension plan of CoSine's subsidiary API:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$9	$—	$9	$—
Interest cost	6,404	4,893	16,828	15,389
Expected return on plan assets	(7,520)	(6,017)	(19,550)	(18,117)
Administrative costs / investment management fees	315	—	504	—
Amortization of actuarial loss	1,482	253	4,672	1,407
Total	$690	$(871)	$2,463	$(1,321)

HNH's wholly owned subsidiary, JPS, sponsors a defined-benefit pension plan ("JPS Pension Plan") under which substantially all of JPS's employees who were employed prior to April 1, 2005 have benefits. The defined benefit pension plan was frozen effective December 31, 2005. Employees no longer earned additional benefits after that date. Benefits earned prior to December 31, 2005 will be paid out to eligible participants following retirement. The defined benefit pension plan was "unfrozen" for employees who were active employees on or after June 1, 2012. This new benefit, calculated based on years of service and a capped average salary, will be added to the amount of any pre-2005 benefit. Assets of the JPS Pension Plan are invested in a bond portfolio covering specific liabilities and in common and preferred stocks, government and corporate bonds, and various short-term investments. The net unfunded pension liability of the JPS Pension Plan was $31,300 as of September 30, 2015, and is included in Accrued pension liability in the Company's Consolidated Balance Sheet.

The components of net periodic pension expense (benefit) of the JPS Pension Plan since the date of acquisition are included in the table above and are based on a preliminary actuarial report completed as of the July 2, 2015 acquisition date, which indicated a projected benefit obligation of $119,500, as compared to plan assets of $87,300. HNH expects a net pension benefit of $500 from the JPS Pension Plan from the acquisition date to December 31, 2015. Significant assumptions used in the valuation included the discount rate (4.10%) and the expected return on plan assets (7.00%). The discount rate is the rate at which the plan's obligations could be effectively settled and is based on high quality bond yields as of the measurement date. In determining the expected long-term rate of return on plan assets, HNH evaluated input from various investment professionals. In addition, HNH considered its historical compound returns, as well as its forward-looking expectations.

The actuarial loss reflected in the table above occurred principally because the historical investment returns on the assets of the WHX Pension Plan have been lower than the actuarial assumptions. The actuarial losses are being amortized over the average future lifetime of the participants, which is expected to be approximately 20 years. HNH believes that use of the future lifetime of the participants is appropriate because the WHX Pension Plan is completely inactive.

HNH expects to have required minimum contributions to the WHX Pension Plan of $3,000 for the remainder of 2015, $14,300, $15,300, $17,000, $18,300 and $56,400 in 2016, 2017, 2018, 2019 and for the five years thereafter, respectively. For the JPS Pension Plan, HNH expects to have no required minimum contributions for the remainder of 2015 or in 2016, and $5,600, $5,200 and $3,700 in 2017, 2018, and 2019, respectively. In addition, CoSine's subsidiary, API expects to have required minimum contributions to its UK Pension Plan of approximately $1,064 per year until 2021. Required future contributions are determined based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

In addition to its pension plans, which are included in the table above, HNH also maintains several other post-retirement benefit plans covering certain of its employees and retirees. The approximate aggregate expense for these plans was $400 and $400 for the three months ended September 30, 2015 and 2014, respectively, and $1,400 and $1,300 for the nine months ended September 30, 2015 and 2014, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

15. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

As of September 30, 2015 the Company has two classes of common units which include 27,116,615 Class A units and 130,264 Class B units. The Class B units were issued in the first quarter of 2015 to the Investment Manager, an affiliate of the Manager. The units issued were for the final settlement of the additional liability due to the Investment Manager of approximately $1,800. Instead of receiving the amount in cash, the Investment Manager elected for the total amount to be paid in common units of the Company. The Class B common units are identical to the regular common units in all respects except that net tax losses are not allocated to a holder of Class B common units, liquidating distributions made by the Company to such holder may not exceed the amount of its capital account allocable to such common units, and such holder may not sell such common units in the public market. At such time that that the amount of the capital account allocable to a Class B common unit is equal to the amount of the capital account allocable to a regular common unit, such Class B common unit convert automatically into a regular common unit. As of December 31, 2014, the Company had one class of units outstanding totaling 27,566,200.

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

Common Units Issuance - Directors

The Company's non-management directors receive annual equity compensation in the amount of $75 in the form of restricted common units of the Company. The restrictions vest over a three year period, with one-third of the units vesting on the anniversary date of the grants. The total value of the unvested restricted units granted was $635 as of September 30, 2015. Total expense for the restricted units issued was approximately $125 and $125 for the three months ended September 30, 2015 and 2014, respectively and $323 and $323 for the nine months ended September 30, 2015 and 2014, respectively.

Accumulated Other Comprehensive (Loss) Income

Changes, net of tax, in Accumulated other comprehensive (loss) income are as follows:

	Nine Months Ended September 30, 2015
	Unrealized gain on available-for-sale securities	Unrealized loss on derivative financial instruments	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at beginning of period	$83,137	$—	$(4,691)	$(75,641)	$2,805
Other comprehensive (loss) income, net of tax - before reclassifications (a)	(8,249)	(794)	(1,572)	1,076	(9,539)
Reclassification adjustments, net of tax (b)	(23,068)	—	—	—	(23,068)
Net other comprehensive (loss) income attributable to common unit holders (c)	(31,317)	(794)	(1,572)	1,076	(32,607)
Balance at end of period	$51,820	$(794)	$(6,263)	$(74,565)	$(29,802)
(a) Net of a tax benefit of approximately $2,656.
(b) Net of a tax provision of approximately $3,694.
(c) Amounts do not include net unrealized gains on available-for-sale securities of $5,376, unrealized losses on derivative financial instruments of $192, cumulative translation adjustment losses of $593 and income from the change in pension and other post-retirement obligations of $551, which are attributable to noncontrolling interests.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Noncontrolling Interests in Consolidated Entities

Noncontrolling interests in consolidated entities at September 30, 2015 and December 31, 2014 represent the interests held by the noncontrolling shareholders of HNH, Steel Excel, CoSine, DGT and the BNS Liquidating Trust.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP which are determined as of the last day of each fiscal year. If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company would record a negative incentive unit expense in the quarter when such over accrual is determined. The expense is recorded in Selling, general and administrative expenses ("SG&A") in the Company's Consolidated Statements of Operations. The reduction to SG&A expenses related to the incentive units was approximately $1,040 in the three months ended September 30, 2015 and there was no incentive unit expense recorded in the three months ended September 30, 2014. There was no incentive unit expense recorded in the nine months ended September 30, 2015 and 2014.
Subsidiary Purchases of the Company's Common Units
During the nine months ended September 30, 2015, two subsidiaries of the Company purchased a total of 488,544, of the Company's common units at a total cost of $8,537. The purchases of these units are reflected as treasury unit purchases in the Company's consolidated financial statements.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

16. NET (LOSS) INCOME PER COMMON UNIT

The following data was used in computing net (loss) income per common unit shown in the Company's Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income from continuing operations	$(14,792)	$18,545	$13,169	$21,761
Net loss (income) from continuing operations attributable to noncontrolling interests in consolidated entities	4,404	(5,820)	9,508	(15,575)
Net (loss) income from continuing operations attributable to common unit holders	(10,388)	12,725	22,677	6,186
Income from discontinued operations	195	2,245	87,018	8,680
Net income from discontinued operations attributable to noncontrolling interests in consolidated entities	(1,950)	(943)	(32,828)	(3,750)
Net (loss) income from discontinued operations attributable to common unit holders	(1,755)	1,302	54,190	4,930
Net (loss) income attributable to common unitholders	$(12,143)	$14,027	$76,867	$11,116
Net (loss) income per common unit - basic:
Net (loss) income from continuing operations	$(0.38)	$0.46	$0.82	$0.21
Net (loss) income from discontinued operations	(0.06)	0.04	1.97	0.17
Net (loss) income attributable to common unitholders	$(0.44)	$0.50	$2.79	$0.38
Net (loss) income per common unit – diluted:
Net (loss) income from continuing operations	$(0.38)	$0.46	$0.82	$0.21
Net (loss) income from discontinued operations	(0.06)	0.04	1.96	0.17
Net (loss) income attributable to common unitholders	$(0.44)	$0.50	$2.78	$0.38
Weighted average common units outstanding - basic	27,226,589	27,783,417	27,506,890	29,097,773
Incentive units	—	—	149,502	10,688
Unvested restricted units	—	25,454	23,082	32,593
Denominator for net income per common unit - diluted (a)	27,226,589	27,808,871	27,679,474	29,141,054
(a) For three months ended September 30, 2015 the diluted per unit calculation was based on the basic weighted average units only since the impact of 14,791 unvested restricted stock units would have been anti-dilutive.

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
(3) Other investments classified in Corporate and Other includes an investment in available-for-sale securities in the Aerospace/Defense industry.

Diversified Industrial

The Diversified Industrial segment consists of the operations of HNH, a diversified holding company that owns a variety of manufacturing operations encompassing joining materials, tubing, building materials, performance materials and cutting replacement products and services businesses. The performance materials operation is currently comprised solely of the operations of JPS, which was acquired on July 2, 2015 as discussed in Note 2 -"Acquisitions." The Diversified Industrial segment also includes the operations of CoSine beginning in the second quarter of 2015. CoSine, through its subsidiary API, is a manufacturer and distributor of foils, films and laminates used to enhance the visual appeal of products and packaging. Also see Note 4 - "Investments" for additional information on the equity method investment classified within this segment.

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
SPH services provides legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and similar services, to other affiliated companies. SPH Services charged the Diversified Industrial, Energy and Financial Services segments approximately $2,689, $2,038, and $563, for the three months ended September 30, 2015 and approximately $2,200, $2,000 and $63, for the three months ended

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

September 30, 2014. SPH Services charged the Diversified Industrial, Energy and Financial Services segments approximately $7,443, $6,113, and $1,688, for the nine months ended September 30, 2015 and approximately $6,600, $6,000 and $188, for the nine months ended September 30, 2014.
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

Segment information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Diversified industrial	$224,635	$164,524	$555,888	$468,557
Energy	33,480	58,583	107,975	155,666
Financial services	18,226	9,309	45,886	24,298
Corporate and other	49	2,107	32,876	1,862
Total	$276,390	$234,523	$742,625	$650,383
Income (Loss) from continuing operations before income taxes:
Diversified industrial	$10,424	$37,292	$35,846	$62,281
Energy	(11,171)	1,497	(34,184)	14,073
Financial services	12,716	6,016	30,539	15,266
Corporate and other	(13,636)	(16,053)	5,673	(50,741)
(Loss) Income from continuing operations before income taxes	(1,667)	28,752	37,874	40,879
Income tax provision	13,125	10,207	24,705	19,118
Net (loss) income from continuing operations	$(14,792)	$18,545	$13,169	$21,761
Income (loss) from equity method investments:
Diversified industrial	$(4,184)	$20,226	$857	$25,630
Energy	(8,153)	(4,843)	(4,818)	(3,402)
Corporate and other	(8,729)	(2,115)	(12,915)	(23,470)
Total	$(21,066)	$13,268	$(16,876)	$(1,242)

18. INCOME TAXES

The Company recorded a tax provision of $13,125 and $10,207 for the three months ended September 30, 2015 and 2014, respectively, and $24,705 and $19,118 for the nine months ended September 30, 2015 and 2014, respectively. The Company’s tax provision represents the income tax expense or benefit of its consolidated subsidiaries. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of the deferred tax assets will not be realized in future periods.

During 2015, one of the Company's subsidiaries, Steel Excel, identified an error related to the manner in which the provision for income taxes had reflected the tax effects related to unrealized gains and losses on available for sale securities during 2014 and 2013. As a result, the Company recorded an adjustment to its tax provision of approximately $3,500 in the nine months ended September 30, 2015 to correct the error.

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

			Amount of Capital Required
			For capital		To be well capitalized under
	Actual		adequacy purposes		prompt corrective provisions
As of September 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to risk-weighted assets)	$54,357	22.44%	$19,377	8.00%	$24,222	10.00%
Tier 1 Capital
(to risk-weighted assets)	$53,549	22.11%	$14,533	6.00%	$19,377	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$53,549	22.11%	$10,900	4.50%	$15,744	6.50%
Tier 1 Capital
(to average assets)	$53,549	20.48%	$10,460	4.00%	$13,074	5.00%

As of December 31, 2014
Total Capital
(to risk-weighted assets)	$42,861	24.99%	$13,720	8.00%	$17,150	10.00%
Tier 1 Capital
(to risk-weighted assets)	$42,116	24.56%	$6,860	4.00%	$10,290	6.00%
Tier 1 Capital
(to average assets)	$42,116	19.53%	$8,627	4.00%	$10,784	5.00%

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

If we were deemed to be an investment company under the Act, we may need to further adjust our business strategy and assets, including divesting certain desirable assets immediately to fall outside of the definition or within an exemption, to register as an investment company or to cease operations.

20. COMMITMENTS AND CONTINGENCIES

Environmental Matters

As discussed in more detail below, HNH and BNS have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the HNH and BNS. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of September 30, 2015 and December 31, 2014, on a consolidated basis, the Company has accrued $3,222 and $3,822, respectively, which represents its current estimate of the probable cleanup liabilities, including remediation and legal costs. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

HNH Environmental Matters

Certain H&H Group subsidiaries have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH had approximately $1,800 accrued related to estimated environmental remediation costs as of September 30, 2015. HNH also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. During the year ended December 31, 2014, HNH recorded insurance reimbursements of $3,100 for previously incurred remediation costs. During the nine months ended September 30, 2015, HNH recorded insurance reimbursements totaling $2,800 for previously incurred remediation costs.

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

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, the NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1,000. The $1,000 was paid solely by the former owner/operator. As of September 30, 2015, over and above the $1,000, total investigation and remediation costs of approximately $4,800 and $1,600 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The final Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or HNH.

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection ("MADEP") to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. On June 20, 2013, HHEM received the MADEP's Notice of Audit Findings and Notice of Noncompliance ("Notice"). HHEM and its consultant held meetings with the MADEP to resolve differences identified in the Notice. As a result of those meetings and subsequent discussions, HHEM initiated additional sampling, testing, and well installations. The additional work was completed in the second quarter of 2015, and we expect to submit a follow-up response report to the MADEP in the fourth quarter of 2015. The cost of this additional work is estimated at $100. Additional costs could result from these testing activities and final acceptance of the remediation plan by the MADEP, which cannot be reasonably estimated at this time.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

BNS Sub Environmental Matters

On June 4, 2013 BNS LLC, a wholly-owned subsidiary of the BNS Liquidating Trust, was identified by the U.S. Environmental Protection Agency (“EPA”) as a PRP for allegedly disposing of wastes at the Operable Unit Two of the Peterson/Puritan, Inc. Superfund Site, which includes the J.M. Mills Landfill in Cumberland, Rhode Island. BNS LLC has joined a group of other alleged PRPs, which have incurred and will continue to incur costs associated with the investigation. The liability accrual is part of the BNS Liquidating Trust.

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

BNS Litigation Matters

BNS Sub has been named as a defendant in 1,346 and 1,326 alleged asbestos-related toxic-tort claims as of September 30, 2015 and December 31, 2014, respectively. The claims were filed over a period beginning 1994 through September 30, 2015. In many cases these claims involved more than 100 defendants. Of the claims filed, 1,190 and 1,108 were dismissed, settled or granted summary judgment and closed as of September 30, 2015 and December 31, 2014, respectively. Of the claims settled, the average settlement was less than $3. There remained 156 and 218 pending asbestos claims as of September 30, 2015 and December 31, 2014, respectively. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $2,102 at September 30, 2015 and December 31, 2014 in estimated remaining self-insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973 although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. In addition, there can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims, and that BNS Sub will not need to increase significantly its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of September 30, 2015 and December 31, 2014, BNS Sub has accrued $1,422 relating to the open and active claims against BNS Sub. This accrual represents the Company’s best estimate of the likely costs to defend

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded, through the retroactive billings by BNS Sub. However, there can be no assurance that BNS Sub will not need to take additional charges in connection with the defense, settlement or judgment of these existing claims or that the costs of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date relating to existing claims. These claims are now being managed by the BNS Liquidating Trust.

21. SUBSEQUENT EVENTS
On October 28, 2015 DGT shareholders approved an amendment to DGT's Certificate of Incorporation in order to complete a 1-for-100,000 reverse stock split of DGT's common stock. After the reverse stock split, DGT became a wholly-owned subsidiary of SPLP. No fractional shares were issued and shareholders owning fewer than 100,000 shares of common stock had their shares canceled and converted into the right to receive $18.30, based primarily upon the estimated value of for each share of DGT common stock held prior to the reverse stock split.

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
(3) Other investments classified in Corporate and Other includes an investment in an available-for-sale security in the Aerospace/Defense industry.

Recent Events

On July 2, 2015, HNH acquired JPS Industries, Inc. ("JPS") through a combination of cash and the issuance of its shares to the Company in exchange for the Company's shares of JPS. Prior to the acquisition, the Company accounted for JPS as an equity method investment. As a result of the transaction, SPLP's ownership of HNH increased by approximately 4%. For additional information on HNH's acquisition of JPS, see Note 2 - "Acquisitions" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

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

During 2015, one of the Company's subsidiaries, Steel Excel, identified an error related to the manner in which the provision for income taxes had reflected the tax effects related to unrealized gains and losses on available for sale securities during 2014 and 2013. As a result, the Company recorded an adjustment to its tax provision of approximately $3,500 in the nine months ended September 30, 2015 to correct the error.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$276,390	$234,523	$742,625	$650,383
Cost of goods sold	195,737	161,121	495,770	452,205
Selling, general and administrative expenses	56,849	44,398	167,623	140,012
All other expenses	3,671	3,532	27,634	2,819
Total costs and expenses	256,257	209,051	691,027	595,036
Income from continuing operations before income taxes and equity method income (loss)	20,133	25,472	51,598	55,347
Income tax provision	13,125	10,207	24,705	19,118
Income (Loss) from equity method investments and investments held at fair value:
(Loss) Income of associated companies, net of taxes	(21,066)	12,655	(17,237)	(3,328)
Income from other investments - related party	—	613	361	2,086
(Loss) Income from investments held at fair value	(734)	(9,988)	3,152	(13,226)
Net (loss) income from continuing operations	(14,792)	18,545	13,169	21,761
Income from discontinued operations	195	2,245	87,018	8,680
Net (loss) income	(14,597)	20,790	100,187	30,441
Net loss (income) attributable to noncontrolling interests in consolidated entities	2,454	(6,763)	(23,320)	(19,325)
Net (loss) income attributable to common unitholders	$(12,143)	$14,027	$76,867	$11,116

Revenues

Revenues for the three months ended September 30, 2015 increased $41,867, or 17.9%, as compared to the same period last year. Growth from the acquisitions of API and JPS was 30.5%, partially offset by a net decline in core revenues of 9.1% and other decreases such as silver prices and investment losses of 3.5%. The net core revenue decline was primarily due to a decrease in the Energy segment and at HNH in the Diversified Industrial segment, partially offset by an increase the Financial Services segment.

Revenues for the nine months ended September 30, 2015 increased $92,242, or 14.2%, as compared to the same period last year. Growth from the acquisitions of API and JPS was 15.1% and other growth was 2.5%, primarily due to investment gains recorded in the Corporate and Other segment, net of decreases at HNH in the Diversified Industrial segment due to silver prices. These growth factors were partially offset by a net decline in core revenues of 3.4% primarily due to a decrease in the Energy segment, partially offset by increases in core revenue at HNH in the Diversified Industrial segment and in the Financial Services segment.

Costs and Expenses

Costs and expenses for the three months ended September 30, 2015 increased $47,206, or 22.6%, as compared to the same period last year. Cost of goods sold increased $34,616, or 21.5%, primarily due to CoSine's acquisition of API in April 2015 and HNH's acquisition of JPS in July 2015, both in the Diversified Industrial segment, partially offset by a decrease in the Energy segment, due to lower revenues.

Selling, general and administrative expenses ("SG&A") expenses increased $12,451, or 28.0%, primarily due to an overall increase in the Diversified Industrial segment due to CoSine's acquisition of API and HNH's acquisition of JPS. This increase was partially offset by a decrease in the Energy segment due to cost reduction initiatives. All other expenses were relatively flat in the nine months ended September 30, 2015, compared to the same period last year.

Costs and expenses for the nine months ended September 30, 2015 increased $95,991, or 16.1%, as compared to the same period last year. Cost of goods sold increased $43,565, or 9.6%, primarily due to CoSine's acquisition of API in April 2015 and HNH's acquisition of JPS in July 2015, both in the Diversified Industrial segment, partially offset by a decrease in the Energy segment, due to lower revenues.

SG&A expenses increased $27,611, or 19.7%, primarily due to an increase in the Diversified Industrial segment due to CoSine's acquisition of API and HNH's acquisition of JPS, as well as an increase in the Financial Services segment.

All other expenses increased $24,815 in the nine months ended September 30, 2015, compared to the same period last year, primarily due to other-than-temporary impairments on available-for-sale securities recorded by Steel Excel in the Energy segment, partially offset by other investment gains and lower interest expense.

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

The income decreased by $33,721 in the third quarter of 2015, compared to the same period last year, primarily due to a net year-over-year decrease in fair value recorded for SLI of $24,000, a higher loss recorded for MLNK in the 2015 period of $6,000 and a higher loss for other Steel Excel investments of $3,900 (see Note 4 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q for additional information).

The loss increased by $13,909 in the nine months ended September 30, 2015, compared to the same period last year, primarily due to a net year-over-year decrease in fair value recorded for SLI of $27,000 and other Steel Excel investments of $2,500, partially offset by a lower loss of $12,600 recorded for MLNK in the 2015 period and higher income recorded for the change in fair value of JPS of approximately $1,800 and other Steel Excel investments of $1,400 (see Note 4 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q for additional information).

Income from Discontinued Operations

Income from discontinued operations in the nine months ended September 30, 2015 represents the gain on sale of HNH's former Arlon LLC ("Arlon") business. For additional information on the Arlon disposition, see Note 3 - "Discontinued Operations" to the SPLP financial statements found elsewhere in this Form 10-Q.

SEGMENT RESULTS OF OPERATIONS

The following is a summary of SPLP’s consolidated operating results, classified by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Diversified industrial	$224,635	$164,524	$555,888	$468,557
Energy	33,480	58,583	107,975	155,666
Financial services	18,226	9,309	45,886	24,298
Corporate and other	49	2,107	32,876	1,862
Total Revenue	$276,390	$234,523	$742,625	$650,383
Net income (loss) from continuing operations before income taxes:
Diversified industrial	$10,424	$37,292	$35,846	$62,281
Energy	(11,171)	1,497	(34,184)	14,073
Financial services	12,716	6,016	30,539	15,266
Corporate	(13,636)	(16,053)	5,673	(50,741)
Total	(1,667)	28,752	37,874	40,879
Income tax provision	13,125	10,207	24,705	19,118
Net (loss) income from continuing operations	(14,792)	18,545	13,169	21,761
Income from discontinued operations	195	2,245	87,018	8,680
Net loss (income) attributable to noncontrolling interests in consolidated entities	2,454	(6,763)	(23,320)	(19,325)
Net (loss) income attributable to common unitholders	$(12,143)	$14,027	$76,867	$11,116

Diversified Industrial Segment

Our Diversified Industrial segment consists of the operations of HNH, a diversified holding company that owns a variety of manufacturing operations encompassing joining materials, tubing, building materials, performance materials and cutting replacement products and services businesses. The performance materials operation is currently comprised solely of the operations of JPS, which was acquired on July 2, 2015 as discussed in Note 2 -"Acquisitions." The Diversified Industrial segment also includes the operations of CoSine beginning in the second quarter of 2015. CoSine, through its subsidiary API, is a manufacturer and distributor of foils, films and laminates used to enhance the visual appeal of products and packaging. In addition, the segment results include income or loss from an equity method investment held by SPLP (SLI).

The following presents a summary of the Diversified Industrial segment operating results as reported in our consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$224,635	$164,524	$555,888	$468,557
Cost of sales	169,433	119,913	410,330	339,412
Gross profit	55,202	44,611	145,558	129,145
Selling, general and administrative expenses	39,348	26,421	110,514	87,609
Interest expense	1,427	2,450	3,836	5,599
Derivative activity income	(168)	(1,320)	(273)	(854)
Other (income) expense, net	(13)	(6)	(3,508)	140
Net income from continuing operations before income taxes	14,608	17,066	$34,989	$36,651
Income (loss) from associated companies:
JPS	402	1,006	5,831	4,022
SLI	(4,586)	19,220	(4,974)	21,608
Total Segment Income	$10,424	$37,292	$35,846	$62,281

Net sales for the three months ended September 30, 2015 increased by $60,111, or 36.5%, when compared to the same period in 2014. The change in net sales reflects the addition of CoSine's API operations and the addition of JPS, which were acquired on April 17, 2015 and July 2, 2015, respectively. These increases were partially offset by a decrease from HNH's core businesses of approximately $5,200 and a reduction of approximately $6,200 in HNH's net sales due to lower average silver prices. Excluding the impact of its JPS acquisition, HNH's value added sales, defined as net sales less revenue from the direct purchase and resale of precious metals, decreased by approximately $5,200 on lower volume, primarily from the joining materials and building materials groups. The average silver market price was approximately $14.96 per troy ounce in the third quarter of 2015, as compared to $19.79 per troy ounce in the same period in 2014.

Net sales for the nine months ended September 30, 2015 increased by $87,331, or 18.6%, when compared to the same period in 2014. The change in net sales reflects the addition of CoSine's API operations and JPS, as well as a net increase from core growth at HNH of approximately $4,300, which was partially offset by a reduction of approximately $15,300 in HNH's net sales due to lower average silver prices. Excluding the impact of its JPS acquisition, HNH's value added sales increased by approximately $4,300 on higher volume, primarily from the building materials group. The average silver market price was approximately $16.03 per troy ounce in the first nine months of 2015, as compared to $19.85 per troy ounce in the same period in 2014.

Gross profit for the three months ended September 30, 2015 increased by $10,591, or 23.7%, when compared to the same period of 2014. As a percentage of net sales, gross margin decreased to 24.6% as compared to 27.1% in 2014. The change in gross profit reflects the addition of CoSine's API operations and JPS, and a net increase from core growth at HNH of approximately $2,700,driven by higher gross profit margins from the building material and Kasco businesses. This was partially offset by lower gross profit from the joining materials group as a result of lower sales volume and a reduction of approximately $800 in gross profit due to lower average silver prices. Gross profit for the three months ended September 30, 2015 also reflects $3,300 of nonrecurring expense associated with the amortization of the fair value adjustment to acquisition-date inventories associated with HNH's JPS acquisition.

Gross profit for the nine months ended September 30, 2015 increased by $16,413, or 12.7%, when compared to the same period of 2014. As a percentage of net sales, gross margin decreased to 26.2% as compared to 27.6% in 2014. The change in gross profit reflects the addition of CoSine's API operations and JPS, as well as a net increase from core growth at HNH of approximately $5,600, which was partially offset by a reduction of approximately $1,900 in gross profit due to lower average silver prices. Higher sales volume from the building materials group led to the increase in gross profit from HNH's core business. Gross profit for the three months ended September 30, 2015 also reflects $3,300 of nonrecurring expense associated with the amortization of the fair value adjustment to acquisition-date inventories associated with HNH's JPS acquisition.

SG&A expenses increased by $12,927, or 48.9%, for the three months ended September 30, 2015, compared to the same period of 2014. The higher SG&A in the third quarter of 2015 was driven by the addition of CoSine's API operations and JPS, which contributed $10,500 to the increase. The increase was also impacted by HNH which had higher benefit costs and business development expenses, primarily associated with its acquisition of JPS, which were partially offset by lower stock-based compensation charges.

SG&A expenses increased by $22,905, or 26.1%, for the nine months ended September 30, 2015, compared to the same period of 2014. The higher SG&A in the first nine months of 2015 was driven by the addition of CoSine's API operations and JPS, which contributed $16,700 to the increase. The increase was also impacted by HNH which had higher personnel costs and higher business development expenses, primarily associated with its acquisition of JPS, which were partially offset by lower stock-based compensation charges.

Interest expense decreased by $1,023, or 41.8%, for the three months ended September 30, 2015 and decreased by $1,763, or 31.5%, for the nine months ended September 30, 2015, compared to the same periods of 2014. The lower interest expense for the three and nine months ended September 30, 2015 was primarily due to lower borrowing levels and lower average interest rates at HNH in the first nine months of 2015.

Derivative activity income was $168 for the three months ended September 30, 2015, compared to $1,320 in the same period of 2014. Derivative activity income was $273 for the nine months ended September 30, 2015, compared to $854 in the same period of 2014. The amounts in all periods were attributable to HNH's commodity contracts. HNH utilizes commodity forward and futures contracts to mitigate the impact of price fluctuations on its precious metal and certain non-precious metal inventories. The factors that affect the gain or loss on these derivative instruments are changes in the price of the associated metals and the amount of ounces hedged.

Income (Loss) of Associated Companies

Income (Loss) of associated companies includes income or loss recognized on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee. JPS, prior to becoming a consolidated subsidiary in the third quarter of 2015, and SLI are both accounted for at fair value with changes recorded in (Loss) Income of associated companies in the Company's Consolidated Statements of Operations.

Energy Segment

SPLP's Energy segment consists of its consolidated subsidiary Steel Excel. Steel Excel provides drilling and production services to the oil and gas industry. In addition, Steel Excel has a sports business ("Steel Sports"). The operations of Steel Sports are not considered material and are included in our Energy segment. The following presents a summary of the Energy segment operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$33,480	$58,583	$107,975	$155,666
Cost of sales	26,257	41,150	85,277	112,617
Gross profit	7,223	17,433	22,698	43,049
Selling, general & administrative expenses	9,628	10,340	28,697	29,627
Interest expense	626	777	1,882	2,468
Impairment charges	7,886	—	30,626	—
Other income, net	(7,899)	(24)	(9,141)	(6,521)
Net (loss) income from continuing operations before income taxes	(3,018)	6,340	(29,366)	17,475
Loss from associated companies	(8,153)	(4,843)	(4,818)	(3,402)
Total segment (loss) income	$(11,171)	$1,497	$(34,184)	$14,073

The continuing weakness in the oil services industry had an adverse effect on the results of operations of the
Company's Energy segment in the first nine months of 2015. The decline in energy prices, particularly the significant decline in oil prices, has resulted in the Energy segment's customers, the oil and gas exploration and production companies (the "E&P
Companies"), cutting back on their capital expenditures, which has resulted in reduced drilling activity. In addition, the E&P
Companies have sought price concessions from their service providers to offset their drop in revenue. Such actions on the part of the E&P Customers had an adverse effect on the operations of the Energy segment in the first nine months of 2015 and will continue to adversely impact its operations throughout 2015. The Energy segment has experienced a decline in rig utilization in all of its operations and prices for its services have declined. Steel Excel has taken certain actions and instituted cost-reduction measures in an effort to mitigate these adverse effects. The Energy segment's results of operations going forward will be dependent on the price of oil in the future, the resulting drilling rig count in the basins in which it operates, and Steel Excel's ability to return to the pricing and service levels of the past as oil prices increase. Although the impact on the Energy segment's results of operations in 2015 remains uncertain, the drilling rig count in North America has declined significantly, which has directly impacted the segment's rig utilization, and the pricing for the segment's services has declined. As a result, the Company expects the Energy segment to continue to experience a decline in operating income in 2015 as compared to the 2014 results.

For the three months ended September 30, 2015, net revenues decreased $25,103, or 42.9%, when compared to the same period of 2014. This was due to a decrease in the energy businesses of $25,900, or 52.1%, primarily from the decline in rig utilization and the decline in prices that resulted from the adverse effects the decline in energy prices had on the oil services industry. Net revenues in the sports businesses increased by $800 from an increase in revenues from UK Elite primarily as a result of operating the businesses acquired during the 2014 period for the full period in 2015.

For the nine months ended September 30, 2015, net revenues decreased $47,691, or 30.6%, when compared to the same period of 2014. This was due to a decrease in the energy businesses of $50,400, or 35.8%, primarily from the decline in rig utilization and the decline in prices that resulted from the adverse effects the decline in energy prices had on the oil services industry. Net revenues in the sports businesses increased by $2,700 from an increase in revenues from UK Elite primarily as a result of operating the business acquired during the 2014 period for the full period in 2015.

Gross profit for the three months ended September 30, 2015, decreased by $10,210, or 58.6%, as compared to the same period of 2014, and as a percentage of revenue declined to 21.6% from 29.8%. Gross profit from energy businesses decreased by $9,900 and as a percentage of revenue declined to 13.2% in the third quarter of 2015 from 26.3% in the comparable 2014 period. The gross profit decrease in the energy businesses was as a result of the decline in revenues. Gross profit in from the sports businesses in the 2015 period decreased by $300.

Gross profit for the nine months ended September 30, 2015, decreased by $20,351, or 47.3%, as compared to the same period of 2014, and as a percentage of revenue declined to 21.0% from 27.7%. Gross profit from energy businesses decreased by $20,600 and as a percentage of revenue declined to 16.2% in the first nine months of 2015 from 25.1% in the comparable 2014 period. The gross profit decrease in the energy businesses was as a result of the decline in revenues. Gross profit in from the sports businesses in the 2015 period increased by $300 primarily from UK Elite as a result of the increase in revenues.

SG&A expenses for the three months ended September 30, 2015 decreased by $712 as compared to the same period of 2014, primarily from cost reduction initiatives in the energy business.

SG&A expenses for the nine months ended September 30, 2015 decreased by $930 as compared to the same period of 2014. SG&A expenses in the energy business decreased by $1,200, primarily from the receipt of a purchase price adjustment of $500 related to a 2013 acquisition. SG&A expenses also decreased $300 from corporate and other business activities. Such decreases were offset by SG&A expenses in the sports business that increased by $900 primarily from UK Elite as a result of the businesses acquired during the 2014 period and additional segment management costs.

Interest expense of $626 in the three months ended September 30, 2015 decreased by $151 as compared to the same period in 2014 primarily as a result of the repayment of long-term debt. Interest expense of $1,882 in the nine months ended September 30, 2015 decreased by $586 as compared to the same period in 2014 primarily as a result of the repayment of long-term debt.

Steel Excel incurred an impairment charge of $7,900 related to its marketable securities in the third quarter 2015. The impairment charge resulted from Steel Excel's determination that certain unrealized losses in available-for-sale-securities represented other-than-temporary impairments as of September 30, 2015.

Other income, net in the three months ended September 30, 2015 primarily represented a realized gain on a non-monetary exchange of $9,300, realized gains on financial instrument obligations of $1,300, and investment income of $1,000, partially offset by realized losses on the sale of marketable securities of $3,400. Other income in the third quarter 2014 primarily represented investment income of $1,300, offset by realized losses on the sale marketable securities of $1,000 and a foreign exchange loss of $200.

Other income, net in the nine months ended September 30, 2015 primarily represented a realized gain on a non-monetary exchange of $9,300, investment income of $3,500 and realized gains on financial instrument obligations of $1,100, partially offset by realized losses on the sale of marketable securities of $1,400, a realized loss of $2,800 recognized upon initially accounting for an investment under the equity method of accounting at fair value and a foreign exchange loss of $500. Other income in the 2014 period primarily represented realized gains on the sale marketable securities of $4,100 and investment income of $4,200, partially offset by realized losses on financial instrument obligations of $800, a realized loss of $600 recognized upon initially accounting for an investment under the equity method of accounting at fair value, and a foreign exchange loss of $400.

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

The following presents a summary of the Financial Services segment operating results as reported in our consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Interest income (including fees)	$16,044	$6,186	$39,724	$15,053
Non-interest income	2,182	3,123	6,162	9,245
	18,226	9,309	45,886	24,298
Costs and expenses:
Selling, general and administrative expenses	5,208	3,037	14,427	8,657
Interest expense	371	154	959	427
(Recovery of) Provision for loan losses	(69)	102	(39)	(52)
	5,510	3,293	15,347	9,032
Net income from continuing operations before income taxes	$12,716	$6,016	$30,539	$15,266

Interest Income

Interest income increased by $9,858, or 159.4%, in the three months ended September 30, 2015, compared to the same period of 2014, and increased by $24,671, or 163.9%, in the nine months ended September 30, 2015, compared to the same period of 2014. The increases were primarily due to the addition of new lending programs, increased volume in the existing lending programs, and the restructuring of programs which both increased revenue and changed the classification of the revenue from noninterest income to interest income.

Noninterest Income

Noninterest income decreased $941, or 30.1% for the three months ended September 30, 2015, compared to the same period of 2014, and decreased $3,083, or 33.3% for the nine months ended September 30, 2015, compared to the same period of 2014. The decreases were due primarily to restructuring of a program which changed the classification of the revenue from noninterest income to interest income.

Selling General and Administrative Expenses

SG&A expenses increased $2,171, or 71.5%, for the three months ended September 30, 2015, compared to the same period last year, and increased $5,770, or 66.7%, for the nine months ended September 30, 2015, compared to the same period last year. The increases were due primarily to higher personnel expenses commensurate with the increase in income discussed above.

Interest Expense
Interest expense represents interest accrued on WebBank depositor accounts. Interest expense increased $217, or 140.9%, for the three months ended September 30, 2015, compared to the same period last year, and increased $532, or 124.6%, for the nine months ended September 30, 2015, compared to the same period last year. The increases were primarily due to a larger deposit balance to support loan growth.
(Recovery of) Provision for Loan Losses

At September 30, 2015, WebBank had an estimated $1,612 of impaired loans and an allowance for loan losses of $620.

WebBank routinely obtains appraisals on underlying collateral of nonperforming loans and records a provision for losses if the value of the collateral declines below the value of the loans. WebBank recorded a reduction in the provision for loan losses of $69 for the three months ended September 30, 2015, compared to a provision of $101 for the three months ended September 30, 2014 due to reduced loan balances and recoveries of previously charged off loans.

WebBank recorded a reduction in the provision for loan losses of $39 for the nine months ended September 30, 2015, compared to a reduction in the provision for loan losses of $52 for the nine months ended September 30, 2014 due to reduced loan balances and recoveries of previously charged off loans.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Investment and other income	$105	$669	$609	$1,215
Net investment (losses) gains	(56)	1,438	32,267	647
	49	2,107	32,876	1,862
Costs and expenses:
Selling, general and administrative expenses	2,665	4,599	13,986	14,118
Interest expense, net	294	164	802	376
Impairment charges	1,315	1,224	6,913	1,224
Other (income) expenses, net	(52)	70	(4,261)	189
Total costs and expenses	4,222	6,057	17,440	15,907
(Loss) Income from continuing operations before loss from equity method investments and investments held at fair value	(4,173)	(3,950)	15,436	(14,045)
Equity Method Investments:
Associated Companies:
MLNK	(8,389)	(2,609)	(12,442)	(25,069)
CoSine (1)	—	(70)	(602)	(276)
Other	(340)	(49)	(232)	(211)
Income from other investments - related party	—	613	361	2,086
Total loss from equity method investments	(8,729)	(2,115)	(12,915)	(23,470)
(Loss) Income from investments held at fair value	(734)	(9,988)	3,152	(13,226)
Total segment (loss) income	$(13,636)	$(16,053)	$5,673	$(50,741)
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

Investment and other income decreased in the three and nine months ended September 30, 2015 when compared to the same period in 2014 due to higher dividends on investments received in 2014.

The Company recorded net investment losses of $56 for the three months ended September 30, 2015 primarily due to losses on sales of available for sale securities and recorded gains of $1,438 in the third quarter of 2014, primarily due to changes in value of foreign currency instruments. Net investment gains for the nine months ended September 30, 2015 were $32,267, and were primarily due to gains on sales of available-for-sale securities of approximately $25,400 and a gain on our investment in CoSine of approximately $6,900 resulting from the re-measurement of our investment upon the acquisition of a majority interest in CoSine in January 2015 (see Note 2 - "Acquisitions" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q). The net investment gains of $647 in the first nine months of 2014 were primarily due to changes in value of foreign currency instruments.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of payroll, legal, accounting, audit, tax, management fee and other professional fees. SG&A expenses decreased by $1,934 or 42.1% in the three months ended September 30, 2015, compared to the same period in 2014, primarily due to a reduction recorded in the third quarter of 2015 for non-cash incentive unit expense that was recorded in the second quarter of 2015 (see Note 15 - "Capital and Accumulated Other Comprehensive (Loss) Income" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q). SG&A expenses were relatively flat in the nine months ended September 30, 2015, compared to the same period in 2014.

Interest Expense

Interest expense increased in the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to higher borrowings under the credit agreement with PNC Bank, National Association (“PNC”) (the “Amended Credit Facility”). The Company began borrowing under the Amended Credit Facility in April 2014 and increased its borrowings again in January 2015 in order to fund CoSine's tender offer for API. For additional information on CoSine's acquisition of API and the credit agreement with PNC bank, see Note 2 - "Acquisitions" and Note 13 - "Debt and Capital Lease Obligations" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Impairment Charges

In the three months ended September 30, 2015 the Company recorded an impairment charge of approximately $1,400 to adjust an asset held for sale by DGT to its net realizable value. In the nine months ended September 30, 2015, the Company recorded an impairment charge of approximately $5,500 related to an other-than-temporary decline in an available-for-sale security (see Note 4 - "Investments" in the SPLP financial statements found elsewhere in this Form 10-Q), as well the aforementioned asset impairment.

In the three and nine months ended September 30, 2014, the Company recorded an impairment charge of $1,224 to record an asset held for sale by DGT to its net realizable value.

Other income, net

Other income, net for the nine months ended September 30, 2015 includes a special dividend of approximately $5,500 received by CoSine from its investment Nathan's.

Equity Method Investments

Associated Companies

We record income or loss on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee. As noted in the table above, the change within the Corporate and Other segment for the quarter ended September 30, 2015 was primarily due to a higher decline in fair value of MLNK in the 2015 period when compared to 2014. The change for the nine months ended September 30, 2015 was primarily due to a higher decline in the fair value of MLNK in the 2014 period when compared to 2015 (see Note 4 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q for additional information).

Income From Other Investments - Related Party

Income from other investments - related party represents the change in fair value that we recognize on our 43.75% investment in each series of the SPII Liquidating Trust. The SPI Liquidating Trust has been fully liquidated as of September 30, 2015 (for additional information see Note 4 - “Investments” to the SPLP consolidated financial statements found elsewhere in this Form 10-Q).
(Loss) Income From Investments Held at Fair Value
(Loss) Income from investments held at fair value for the three months ended September 30, 2015 and 2014 includes income or loss that the Company recognizes on the MLNK warrants. (Loss) Income from investments held at fair value for the nine months ended September 30, 2015 and 2014 includes income or loss that the Company recognized on its investment in API, when its was classified as an available-for-sale security and accounted for under the fair value option and income or loss related to the MLNK warrants. CoSine acquired API in the second quarter of 2015 and it is currently a consolidated subsidiary. For additional information on CoSine's acquisition of API and these investments, see Note 2 - "Acquisitions" and see Note 4 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.
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
A tax provision of $13,125 and $10,207 was recorded for the three months ended September 30, 2015 and 2014, respectively, and a tax provision of $24,705 and $19,118 was recorded for the nine months ended September 30, 2015 and 2014.
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

Cash Flow Summary

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$109	$28,614
Net cash provided by (used in) investing activities	82,016	(41,029)
Net cash used in financing activities	(19,064)	(27,339)
Change for the period	$63,061	$(39,754)

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2015 was $109. Net income from continuing operations of of $13,169 was impacted by certain non-cash items, partially offset by a increase of $70,083 relating to changes in certain operating assets and liabilities. Of this increase, $6,070 was from an increase in accounts receivable, $391 was from an increase in prepaid and other assets and $52,248 was from an increase on loans held for sale and $12,347 was from a decrease in accounts payable and accrued and other liabilities. These operating asset and liability increases were partially offset by a $3,655 decrease in inventories. Net cash used in operating activities was also impacted by $2,266 in cash used in operating activities of discontinued operations.

Net cash provided by operating activities for the nine months ended September 30, 2014 was $28,614. Net income from continuing operations of $21,761 was impacted by certain non-cash items, partially offset by an increase of $63,992 relating to changes in certain operating assets and liabilities. Of this increase, $26,715 was from an increase in accounts receivable, $8,203 was from an increase in inventories, $671 was from an increase in in prepaid and other assets and $20,961 was from an increase on loans held for sale. The increase in accounts receivable was primarily due to HNH which had higher net sales in the first nine months of 2014, as compared to the fourth quarter of 2013 due to year-end plant shutdowns. Net cash provided by operating activities was also impacted by $13,629 in cash provided by operating activities of discontinued operations.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2015 was $82,016. Significant items included proceeds received from HNH's sale of Arlon of $155,517 and net proceeds from investments of $53,798. The net proceeds from sales of investments were primarily due to CoSine's sale of Nathan's shares and net proceeds from investment sales by Steel Excel. In addition, cash flows from investing activities were impacted by purchases of property plant and equipment of $17,037, acquisitions of $117,226, primarily due to the API and JPS acquisitions, and additional investments in associated companies, primarily MLNK, of $7,607.

Net cash used in investing activities for the nine months ended September 30, 2014 was $41,029. Significant items included purchases of property plant and equipment of $21,453, reclassification of restricted cash of $19,632, a net increase in loans and other receivables of $14,641 and other activity of $3,039, partially offset by net proceeds from sales of investments of $14,442.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2015 was $19,064. This was due primarily to net revolver payments of of $41,280, repayments of term loans of $10,845, subsidiary's purchases of the Company's common units of $8,537, purchases of SPLP common units of $1,917 and subsidiary's purchases of their common stock of $6,105 partially offset by a net increase in deposits of $49,257.

Net cash used in financing activities for the nine months ended September 30, 2014 was $27,339. This was due primarily to cash used to purchase the Company's treasury units of $51,465, subsidiary repurchases of their common stock of $80,948, repayments of term loans of $178,760 and purchases of subsidiary shares from non-controlling interests of $3,045, partially offset by net proceeds received from revolver borrowings of $213,379, proceeds from term loans of $51,447, net change in overdrafts of $2,546 and a net increase in deposits of $25,744.

LIQUIDITY AND CAPITAL RESOURCES

Holding Company

SPLP (excluding its operating subsidiaries, the “Holding Company”) is a global diversified holding company whose assets principally consist of the stock of its direct subsidiaries, cash and cash equivalents and other non-controlling investments in equity securities. Its principal potential sources of funds are available cash resources, investments, borrowings, public and private capital market transactions, distributions or dividends from subsidiaries, as well as dispositions of existing businesses and investments. The Holding Company’s investments are subject to changes that may result in amounts realized from any future sales that are at times significantly different from the value we are reporting at September 30, 2015. These investments, including those accounted for under the equity method, can be impacted by market conditions, changes in the specific business environments of our investees or by the underlying performance of these businesses.

In addition to cash and cash equivalents, the Holding Company considers investments at fair value included in its consolidated balance sheet as being generally available to meet its liquidity needs. Investments at fair value are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a reasonable period of time. As of September 30, 2015, the Holding Company had cash and cash equivalents of approximately $7,700 and investments of approximately $127,000. Approximately $103,000 of the Holding Company's investments are pledged as collateral under the Amended Credit Facility with PNC.

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

The Holding Company and its operating businesses may use their available liquidity to make acquisitions of new businesses and other investments, but the timing and cost of any future investments cannot be predicted. The Company may seek external debt or equity financing and will rely on its existing liquidity to fund corporate overhead expenses and new acquisition opportunities. It may also dispose of existing businesses and investments. At September 30, 2015, the Holding Company and its consolidated subsidiaries had, in the aggregate, cash and cash equivalents of $251,495 available for operations in the ordinary course of business and for the acquisition of interests in businesses.

On September 28, 2015, the Company amended the Amended Credit Facility with PNC, as administrative agent for the lenders thereunder. The Amended Credit Facility provides for a revolving credit facility with borrowing availability of up to $105,000, and increases the applicable margin from 1.50% to 1.625%. Amounts outstanding under the Amended Credit Facility bear interest at SPLP's option at either the Base Rate, as defined, plus 0.625% or LIBOR plus the applicable margin under the loan agreement of 1.625%, and are collateralized by first priority security interests of certain of the Company's deposit accounts and publicly traded securities. The pledged collateral of approximately $420,000 includes SPLP's investments in publicly traded securities, including investments in majority-owned, consolidated subsidiaries. The average interest rate on the Amended Credit Facility was 1.98% as of September 30, 2015. The Amended Credit Facility requires a commitment fee to be paid on unused borrowings and also contains customary affirmative and negative covenants, including a minimum cash balance covenant, restrictions against the payment of dividends and customary events of default. Any amounts outstanding under the Amended Credit Facility are due and payable in full on October 23, 2017. The Amended Credit Facility also includes provisions for the issuance of letters of credit up to $10,000, with any such issuances reducing total borrowing availability. The Company has an outstanding letter of credit of approximately $893 at September 30, 2015.

In April 2014, the Company borrowed approximately $47,500 under the Amended Credit Facility in connection with a tender offer for its common units (see Note 15 - "Capital and Accumulated Other Comprehensive (Loss) Income" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q for additional information) and in the first quarter of 2015, the Company borrowed an additional $37,000 to fund CoSine's tender offer for API (see Note 2 - "Acquisitions" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q for additional information). The amounts outstanding under the Amended Credit Facility were $66,126 and $33,788 as of September 30, 2015 and December 31, 2014, respectively.

Discussion of Segment Liquidity and Capital Resources

Diversified Industrial

HNH

As of September 30, 2015, HNH’s current assets totaled $239,441, its current liabilities totaled $79,380, and its working capital was $160,061, as compared to working capital of $181,083 as of December 31, 2014. HNH's cash provided by operations was $19,549 in the nine months ended September 30, 2015 compared to $23,152 in the 2014 period. SPLP's consolidated financial statements reflect pre-tax income from continuing operations of $14,816 and $33,100 relating to HNH for the three and nine months ended September 30, 2015, respectively.

HNH's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, the parent company, subject to certain exceptions including required pension payments to the WHX Pension Plan. HNH does not expect these restrictions to have an impact on its ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. HNH expects to have required minimum contributions to the WHX Pension Plan of $3,000 for the remainder of 2015, and $14,300, $15,300, $17,000, $18,300 and $56,400 in 2016, 2017, 2018, 2019, and for the five years thereafter, respectively. For JPS' pension plan, HNH expects to have no required minimum contributions for the remainder of 2015 or in 2016, and $5,600, $5,200 and $3,700 in 2017, 2018, and 2019, respectively. Required future contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

HNH believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. On August 29, 2014, H&H Group entered into an amended and restated senior credit agreement, which provides for an up to $365,000 senior secured revolving credit facility. As of September 30, 2015, H&H Group's availability under its senior secured revolving credit facility was $161,700. On October 5, 2015, a subsidiary of H&H refinanced an outstanding mortgage note, which had an original maturity in October 2015. Under the terms of the revised agreement, the subsidiary paid down $700 of the original outstanding principal balance. The remaining outstanding principal balance of $5,400 was refinanced and will be repaid in equal monthly installments totaling $400 per year over the next five years, with a final principal payment of $3,600 due at maturity of the loan in October 2020.

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

Steel Excel

As of September 30, 2015, Steel Excel's working capital was approximately $190,000. Steel Excel's principal source of liquidity is cash, cash equivalents and marketable securities on hand. At September 30, 2015, Steel Excel had approximately $196,000 in cash, cash equivalents and marketable securities. The marketable securities included short-term deposits, corporate debt and equity instruments, and mutual funds. In the future, Steel Excel may make additional acquisitions of businesses, and may use a significant portion of its available cash balances for such acquisitions or for working capital needs thereafter.

Steel Excel's credit agreement, entered into in July 2013 and amended in December 2013 (the “Amended Credit Agreement”), with Wells Fargo Bank National Association, RBS Citizens, N.A., and Comerica Bank provided for a borrowing capacity of $105,000 consisting of a $95,000 secured term loan (the “Term Loan”) and up to $10,000 in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. At September 30, 2015, $69,400 was outstanding under the Amended Credit Agreement, all of which represented the Term Loan, and $10,000 was available for future borrowing under the Revolving Loans. Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy Services Ltd. ("Steel Energy") and its wholly-owned subsidiaries Sun Well Service, Inc. (“Sun Well”), Rogue Pressure Services, Ltd. (“Rogue”), and Black Hawk Energy Services Ltd. ("Black Hawk Ltd."), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk Ltd. Steel Excel was in compliance with all financial covenants of the Amended Credit Agreement as of September 30, 2015.

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

CoSine
At September 30, 2015, CoSine's working capital was approximately $26,000 and it had cash and cash equivalents of approximately $40,800. Prior to CoSine's acquisition of API in the second quarter of 2015, CoSine was a company with with operating expenses looking to deploy its capital. For additional information on SPLP's acquisition of CoSine and CoSine's subsequent acquisition of API, see Note - 2 "Acquisitions" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.
API, in the United Kingdom, has a multi-currency revolving agreement of £13,500 (approximately $20,528) with HSBC Bank plc ("HSBC") that expires on December 31, 2017. At September 30, 2015, approximately $20,528 was outstanding under the facility. The interest rate on the borrowings under the UK facility was 2.6% at September 30, 2015. These borrowings are secured by certain UK assets which totaled approximately $55,700 at September 30, 2015 and include certain debt covenants including leverage and interest cover. API was in compliance with all covenants at September 30, 2015.

API also has a number of facilities with HSBC in the U.S that expire in June 2018, with availability up to approximately $8,500 as of September 30, 2015. At September 30, 2015, $3,961 was outstanding under the facilities at an interest rate of 3.2%. The facilities are secured against certain property, plant & equipment, inventories and receivables which totaled approximately $19,200 at September 30, 2015. API received a temporary waiver after failing to meet one of the debt covenants under this facility as of September 30, 2015. The facility was amended in October 2015 to modify and add certain covenants and provisions that will be in place until until June 30, 2016. In addition API has an equipment loan with Wells Fargo Bank for approximately $1,333 with an interest rate of 4.3% at September 30, 2015. This loan is secured over the related equipment.

WebBank
WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations such as certificate of deposit maturities and to fund customer credit needs. WebBank had $100,547 and $96,829 in cash and cash equivalents at September 30, 2015 and December 31, 2014, respectively. WebBank had $17,400 in lines of credit from its correspondent banks at September 30, 2015 and December 31, 2014 and had $42,187 and $42,011 available from the Federal Reserve discount window at September 30, 2015 and December 31, 2014, respectively. WebBank had a total of $160,134 and $156,240 in cash, lines of credit, and access to the Federal Reserve Bank discount window at September 30, 2015 and December 31, 2014, respectively, which represents approximately 57% and 69%, respectively, of WebBank's total assets.
DGT

At July 31, 2015, its most recent fiscal period, DGT had approximately $1,800 in cash and cash equivalents and approximately $51,000 of investments. DGT's operations currently consist of investments, and general and administrative expenses an done building which is held for sale at September 30, 2015.

Contractual Commitments and Contingencies

There were no material changes in the Company's contractual obligations at September 30, 2015, as compared to those reported in the Company's annual report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Risk

We have off-balance sheet risk related to certain financial instruments, including futures and undisbursed loan commitments. For additional information regarding these arrangements, refer to Note 6 - “Financial Instruments,” to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2015 compared to those reported in our 2014 Form 10-K.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act the Company conducted an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2015 the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

The Company's majority-owned subsidiary, HNH, completed its acquisition of JPS on July 2, 2015. HNH's management will exclude the operations of this business from their evaluation of, and conclusion on, the effectiveness of HNH's internal control over financial reporting as of December 31, 2015. This business represents approximately 9.4% of SPLP's total assets as of September 30, 2015, and approximately 3.8% of net sales for the nine months then ended. HNH's management plans to fully integrate the operations of this business into its assessment of the effectiveness of HNH's internal control over financial reporting in 2016.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except for the changes in internal control over financial reporting associated with HNH integrating its acquisition of JPS, which was completed on July 2, 2015.

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

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)

July 1, 2015 through July 31, 2015	91,663	$17.35	—	$513
August 1, 2015 through August 31, 2015	101,184	$16.78	—	$513
September 1, 2015 through September 30, 2015	44,778	$17.14	—	$513
	237,625		—
(1) All units were purchased by Steel Excel, an affiliate of the Company. The purchases were made in open market transactions for their own accounts.
(2) Approximate dollar value of common units available for purchase under the Repurchase Program.

Item 6. Exhibits

Exhibit No.	Description

Exhibit 10.1
Third Amendment, dated as of September 28, 2015, to the Credit Agreement, dated as of October 23, 2013, by and among SPH Group Holdings LLC, Steel Partners Holdings L.P., the lenders thereunder and PNC Bank, National Association, in its capacity as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 99.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed September 29, 2015).

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

Dated:	November 5, 2015	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ James F. McCabe, Jr.
James F. McCabe, Jr.
Chief Financial Officer
(Principal Accounting Officer)