Form 10-K
period 2015-12-31
STEEL PARTNERS HOLDINGS L.P.
filed 2016-03-11
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of our common units held by non-affiliates of registrant as of June 30, 2015 was approximately $240.6 million.

On March 7, 2016, there were 26,632,689 common units outstanding.

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

Who We Are
Steel Partners Holdings L.P. ("SPLP" or the "Company") is a global diversified holding company that engages in multiple businesses through consolidated subsidiaries, associated companies and other interests. It owns and operates businesses, and has significant investments in companies, in various industries, including diversified industrial products, energy, defense, supply chain management and logistics, banking, and youth sports.
Each of our companies has its own management team with significant experience in their industries. Our subsidiary, SP Corporate Services LLC (“SP Corporate”), through Management Services Agreements, provides services to us and some of our companies which include assignment of C-Level management personnel, as well as a variety of services including legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services.
We work with our businesses to increase corporate value over the long term for all stakeholders by implementing our unique strategy discussed in more detail below.
Our History
Steel Partners, a private investment firm, was founded in February 1990 by Warren G. Lichtenstein. In December 2008, in order to preserve an investment strategy that successfully served the investment firm and its investors since inception, Steel Partners restructured its business. The result was the creation of SPLP, a limited partnership formed in the State of Delaware on December 16, 2008.

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
Our wholly-owned subsidiary, Steel Partners Holdings GP Inc., formerly known as Web LLC and Steel Partners Holdings GP LLC (the “General Partner”), is our general partner. The General Partner converted from a limited liability company to a corporation on September 21, 2010. The General Partner has a board of directors (the “Board of Directors”). The Board of Directors is currently comprised of seven members, five of whom are elected annually by our unitholders and two of whom are appointed by the Manager. Warren G. Lichtenstein, the Executive Chairman of our Manager, serves as the Chairman of the Board of Directors.
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
We strive to enhance the business operations of our companies and increase long-term value for unitholders and stakeholders through balance sheet improvements, strategic allocation of capital and operational and growth initiatives. We use a set of tools and processes called the Steel Business System to drive operational and sales efficiencies across each of our business units. The Steel Business System is designed to drive strategy deployment and sales and marketing based on lean principles. Our operational initiatives include creating efficiencies through consolidated purchasing and materials sourcing provided by the Steel Partners Purchasing Council, which arranges shared purchasing programs and is reducing costs for, and providing other benefits to, a number of our companies. We strive to reduce our companies' operational costs, and enhance growth and profitability, through the implementation of Steel Partners Operational Excellence Programs, which include the deployment of Lean Manufacturing, Design for Six Sigma, Six Sigma and Strategy Deployment. We are focused on reducing corporate overhead of our companies by centralizing certain administrative and corporate services through Steel Partners Corporate Services that provides management, consulting and advisory services.
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

Our Businesses
The following table presents the composition of our operating segments, which include the operations of our consolidated subsidiaries, as well as income or loss from equity method investments and other investments.

Diversified Industrial	% Owned at December 31, 2015	Energy	% Owned at December 31, 2015	Financial Services	% Owned at December 31, 2015	Corporate and Other	% Owned at December 31, 2015
Handy & Harman Ltd. ("HNH") (1)	70.1%	Steel Excel Inc. ("Steel Excel") (1)	58.3%	WebBank (1), (3)	90.7%	SPH Services, Inc. ("SPH Services") (1)	100.0%
WebFinancial Holding LLC ("WFH LLC")(1), (2), (3)	90.7%	Aviat Networks, Inc. ("Aviat") (4)	12.9%			DGT Holdings Corp. ("DGT") (1)	100.0%
SL Industries, Inc. ("SLI") (4)	25.1%	API Technologies Corp. ("API Tech") (4)	20.6%			BNS Holdings Liquidating Trust ("BNS Liquidating Trust") (1)	84.9%
		iGo Inc. ("IGo") (4)	45.7%			ModusLink Global Solutions, Inc. ("MLNK") (4)	31.5%
						Other Investments	Various

(1)	Consolidated subsidiary.
(2) WFH LLC was formerly known as CoSine Communications, Inc. ("CoSine") and consists of the operations of API Group plc ("API").

(3)	Wholly owned by WebFinancial Corporation ("WFHC"), a subsidiary of SPLP. On December 31, 2015 SPLP's ownership in WFHC decreased from 100.0% to 90.7%.

(4)	Equity method investment.

Description of Our Businesses
Diversified Industrial Segment
Our Diversified Industrial segment is comprised of our HNH and WFH LLC operations.

HNH (NASDAQ (CM): HNH) is a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves. Four of our representatives serve on HNH's seven-member board of directors, one of whom serves as Chairman. Our representatives also serve as the Executive Chairman (Principal Executive Officer), Chief Financial

Officer (Principal Accounting Officer), Chief Legal Officer and as various Vice Presidents of HNH. HNH distributes products to customers through its sales personnel, outside sales representatives and distributors in North and South America, Europe, Australia, Asia and several other international markets.    As of December 31, 2015 HNH employed 2,125 employees worldwide. Of these employees, 355 were sales employees, 466 were office employees, 79 were covered by collective bargaining agreements, and 1,225 were non-union operating employees. HNH is diversified across industrial markets and customers. HNH sells to customers in the construction, electrical, electronics, transportation, utility, medical, oil and gas exploration, aerospace and defense, and food industries. No customer accounted for more than 10% of HNH's consolidated net sales in 2015, 2014 or 2013. HNH's 15 largest customers accounted for approximately 33% of consolidated HNH net sales in 2015. Below is a description of HNH's products:

•
Joining Materials - HNH's Joining Materials business primarily fabricates precious metals and their alloys into brazing alloys. Brazing alloys are used to join similar and dissimilar metals, as well as specialty metals and some ceramics, with strong, hermetic joints. The Joining Materials business offers these metal joining products in a wide variety of alloys, including gold, silver, palladium, copper, nickel, aluminum and tin. Operating income from precious metal products is principally derived from the "value added" of processing and fabricating and not from the purchase and resale of precious metals.

•
Tubing - HNH's Tubing business manufactures and produces value added fabrications for a wide variety of steel tubing products such as continuous seamless stainless steel tubing coils for the petrochemical infrastructure and shipbuilding markets and small diameter coil tubing for the aerospace, defense and semiconductor fabrication markets. This unit also manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the transportation, appliance and heating and oil and gas industries.

•
Building Materials - HNH's Building Materials business manufactures and supplies products primarily to the commercial construction and building industries. It manufactures fasteners and fastening systems for the U.S. commercial low slope roofing industry, which are sold to building and roofing material wholesalers, roofing contractors and private label roofing system manufacturers, and a line of engineered specialty fasteners for the building products industry for fastening applications in the remodeling and construction of homes, decking and landscaping.

•
Performance Materials - HNH's Performance Materials business manufactures sheet and mechanically formed glass and aramid materials for specialty applications in a wide expanse of markets requiring highly engineered components. Its products are used in a wide range of advanced composite applications, such as civilian and military aerospace components, printed electronic circuit boards, filtration and insulation products, specialty commercial construction substrates, automotive and industrial components, and soft body armor for civilian and military applications. HNH's Performance Materials business is currently comprised solely of the operations of JPS Industries, Inc. ("JPS"), which HNH acquired on July 2, 2015.

•
Kasco Blades and Route Repair Services ("Kasco") - HNH's Kasco business provides meat-room blade products, repair services and resale products for the meat and deli departments of supermarkets, restaurants, meat and fish processing plants, and for distributors of electrical saws and cutting equipment, principally in North America and Europe. Kasco also provides wood cutting blade products for the pallet manufacturing, pallet recycler and portable saw mill industries in North America.

WFH LLC (formerly known as CoSine) operates through its subsidiary API, which CoSine obtained control over on April 17, 2015. On December 31, 2015 CoSine was merged into and with WFH LLC, with WFH LLC being the surviving company. API is a manufacturer and distributor of foils, films and laminates used to enhance the visual appeal and authenticating brands and packaging. API's Laminates and Foils businesses produce carton board laminates and foils for the packaging of consumer goods as well as the food & confectionery, health & beauty, personal care, greeting cards, books, magazines, footwear & sports goods and office & promotional products industries. API's Holographics business manufactures holographic products for use on premium branded goods in various industries, as well as use in government and institutional documents and currencies. No customer accounted for more than 10% of API's consolidated net sales in 2015 and API's 15 largest customers accounted for approximately 59% of consolidated API net sales in 2015. As of December 31, 2015 API employed 533 employees worldwide. Of these employees, 75 were sales employees, 64 were office employees, 377 were manufacturing employees and 17 were in other functions. A total of 270 of API's employees were covered by collective bargaining agreements. WFH LLC has no employees.

SPLP's investment in SLI (AMEX:SLI), a New Jersey corporation that designs, manufactures and markets power electronics, motion control, power protection and specialized communication equipment, is classified within the Diversified Industrial segment. We account for SLI as an equity method investment at fair value (see Note 2 - "Significant Accounting Policies" and Note 5 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K). SLI's products are used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, telecom, transportation, utility, rail and highway equipment applications. Two of our representatives serve on SLI's five-member board of directors, one of whom serves as Chairman.

Energy Segment
Steel Excel is a Delaware corporation formerly known as ADPT Corporation (NASDAQ:SXCL). Three of our representatives serve on Steel Excel's six-member board of directors, one of whom serves as Chairman and another of whom serves as the Chief Executive Officer. Our representatives also serve as Chief Financial Officer and General Counsel. Through its wholly-owned subsidiary Steel Energy Ltd. ("Steel Energy"), Steel Excel’s Energy business provides drilling and production services to the oil and gas industry. Through its wholly-owned subsidiary Steel Sports Inc., Steel Excel’s Sports business is a social impact organization that strives to provide a first-class youth sports experience emphasizing positive experiences and instilling the core values of discipline, teamwork, safety, respect, and integrity. Steel Excel also makes significant non-controlling investments in entities in industries related to its existing businesses as well as entities in other unrelated industries, and continues to identify business acquisition opportunities in all these areas. As of December 31, 2015, Steel Excel had 763 employees, of which 658 were full-time employees and 105 were part-time employees. All of Steel Excel's employees are located in the United States. Steel Excel also hires additional full-time and part-time employees during peak seasonal periods. None of Steel Excel's employees are covered by collective bargaining agreements. Steel Excel considers its employee relations to be satisfactory.

Steel Excel's energy services are affected by seasonal factors, such as inclement weather, fewer daylight hours, and holidays during the winter months. Heavy snow, ice, wind, or rain can make it difficult to operate and to move equipment between work sites, which can reduce its ability to provide services and generate revenues. These seasonal factors affect Steel Excel's competitors as well.

Steel Excel relies primarily on its local operations to sell and market its services. Because they have conducted business together over several years, the members of its local operations have established strong working relationships with certain of their clients. These strong client relationships provide a better understanding of region-specific issues and enable Steel Excel to better address customer needs. In 2015, Steel Excel had two customers, that made up 28% or more of its net revenues, and its top 15 customers made up 76%, 81% and 81% of its net revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

Steel Excel also has equity method investments in Aviat (NASDAQ:AVNW), a global provider of microwave networking solutions, API Tech (NASDAQ:ATNY), a designer and manufacturer of high performance systems, subsystems, modules, and components and iGo, a mobile device accessories provider company.

Financial Services Segment

The Financial Services segment activity during 2015 primarily consists of our subsidiary WFHC, which conducted its financial operations during 2015 through its wholly owned subsidiary WebBank. WebBank is a Utah chartered industrial bank subject to comprehensive regulation, examination, and supervision of the Federal Deposit Insurance Corporation (“FDIC”) and the State of Utah Department of Financial Institutions (“UDFI”). WebBank is not considered a “bank” for Bank Holding Company Act purposes and, as such, SPLP is not regulated as a bank holding company. WebBank's deposits are insured by the FDIC. As of December 31, 2015, WebBank had 58 employees.
WebBank engages in a full range of banking activities including originating loans, issuing credit cards, and taking deposits that are federally insured. WebBank originates and funds consumer and small business loans through lending programs with unaffiliated companies that market and service the programs (“Marketing Partners”), where the Marketing Partners subsequently purchase the loans (or interests in the loans) that are originated by WebBank. WebBank also has private-label financing programs that are branded for a specific retailer, manufacturer, dealer channel, or proprietary network and bank card programs. WebBank also participates in syndicated commercial and industrial as well as asset based credit facilities and asset based securitizations through relationships with other financial institutions.
WebBank's interest income is primarily derived from interest and origination fees earned on loans and investments. WebBank's non-interest income is primarily derived from fee income on contractual lending arrangements, premiums on the sale of loans, and loan servicing fees. For the years ended December 31, 2015, 2014 and 2013, the two highest grossing contractual lending programs accounted for 46%, 35% and 46%, respectively, of WebBank's total revenue.

Corporate and Other Segment
The Corporate and Other segment consists of several consolidated subsidiaries, equity method investments as well as other various investments and cash and cash equivalents. Below is a description of the Corporate and Other segment:

•
SPH Services - SPH Services, a wholly owned subsidiary of SPLP, provides legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and similar services, to other affiliated companies. SP Corporate has management services agreements with HNH, Steel Excel, WebBank, WFH LLC, BNS, DGT and other related companies. For additional information on these service agreements see Note 13 - "Related Party Transactions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K. As of December 31, 2015, SPH Services had 69 employees.

•
BNS Liquidating Trust - In June 2012, BNS Holding Inc. ("BNS") formed a liquidating trust, the BNS Liquidating Trust. BNS assigned its assets and liabilities to the BNS Liquidating Trust and initiated its dissolution. The BNS Liquidating Trust is owned by the BNS former shareholders in the same proportion as their former ownership in BNS. The BNS Liquidating Trust has no employees.

•	DGT - DGT's operations currently consist of investments, general and administrative expenses and one building which is held for sale at December 31, 2015.

SPLP's investment in MLNK (NASDAQ:MLNK), which provides supply chain and logistics services to companies in consumer electronics, communications, computing, medical devices, software, luxury goods and retail, is classified in the Corporate and Other segment. Two members of SPLP's management team serve on the six-member MLNK board of directors, one of whom serves as chairman. We account for MLNK as an equity method investment under the fair value option (see Note 2 - "Significant Accounting Policies" and Note 5 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K).

Raw Materials

Besides precious metals, the raw materials used in certain HNH operations consist principally of stainless, galvanized and carbon steel, copper, tin, nickel alloys, a variety of high-performance alloys and various plastic compositions. The raw materials used in the operations of HNH's Performance Materials business consist principally of fiberglass, quartz and aramid yarns. HNH purchases all such raw materials at open market prices from domestic and foreign suppliers. HNH has not experienced any significant problem in obtaining the necessary quantities of raw materials. Prices and availability, particularly of raw materials purchased from foreign suppliers, are affected by world market conditions and government policies. The raw materials used by HNH in its non-precious metal products are generally readily available from more than one source.

The raw materials used in the operations of API consist principally of board, PET film, organic solvents, aluminum, resins, pigments and adhesives. API purchases all such raw materials at open market prices and has not experienced any significant problem in obtaining the necessary quantities of raw materials. Prices and availability of raw materials purchased are affected by world market conditions and government policies. The raw materials used are generally readily available from more than one source.

HNH and API require significant amounts of electricity, oil and natural gas to operate their facilities and they are subject to price changes in these commodities. A shortage of electricity, oil or natural gas, or a government allocation of supplies resulting in a general reduction in supplies, could increase costs of production and could cause some curtailment of production.

Capital Investments

SPLP believes that in order to be and remain competitive, its businesses must continuously strive to improve productivity and product quality, and control and/or reduce manufacturing costs. Accordingly, SPLP expects to continue to make capital investments that reduce overall manufacturing costs, improve the quality of products produced, services provided and broaden the array of products offered to the industries SPLP serves, as well as replace equipment as necessary to maintain compliance with environmental, health and safety laws and regulations. SPLP's capital expenditures for 2015, 2014 and 2013 for continuing operations were $23,252, $28,769 and $20,885, respectively. SPLP anticipates funding its capital expenditures in 2016 from funds generated by operations and borrowed funds.

Competition

There are many companies, larger and smaller, domestic and foreign, which manufacture products or provide services of the type offered by our subsidiaries. Some of these competitors are larger and have financial resources greater than our subsidiaries. Some of these competitors enjoy certain other competitive advantages, including greater name recognition, greater financial, technical, marketing and other resources, a larger installed base of customers and well-established relationships with current and potential customers.

Competition in the Diversified Industrial segment is based on quality, technology, service, reputation, price, and in some industries, new product introduction.

Steel Excel's Energy business operates in a highly competitive industry that is influenced by price, capacity, reputation, and experience. In times of high demand, capacity, reputation and experience are major competitive forces. In times of low demand, service providers will compete on price to attract customers. In addition, Steel Excel needs to maintain a safe work environment and a well-trained work force to remain competitive. The market for the Steel Excel's Sports business’ baseball facility services and soccer camps and leagues is very fragmented, and its competitors are primarily small local or regional operations. The market for its strength and conditioning services is fragmented, and its competitors vary from large national providers of such services to local providers of comparable or other niche services.

WebBank competes with a broad range of banks, both larger and smaller, across its various lines of business.

Regulation

Certain of our business are subject to various regulations relating to protection of the environment, worker safety, the handling of hazardous materials, transportation standards, and banking. The Company does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2016. SPLP believes it's subsidiaries are in compliance with all orders and decrees it has consented to with environmental regulatory agencies. These regulations are discussed in more detail below. Also, please see "Item 1A - Risk Factors," "Item 3 - Legal Proceedings" and Note 21 - "Commitments and Contingencies" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

•
The Comprehensive Environmental Response, Compensation and Liability Act, as amended, and comparable state    laws (“CERCLA” or “Superfund”) impose liability without regard to fault or the legality of the original conduct on certain defined parties, including current and prior owners or operators of a site where a release of hazardous substances occurred and entities that disposed or arranged for the disposition of the hazardous substances found at the site. Under CERCLA, these parties may be subject to joint and several liability for the costs of cleaning up the hazardous substances that were released into the environment and for damages to natural resources. Further, claims may be filed for personal injury and property damages allegedly caused by the release of hazardous substances and other pollutants. We may encounter materials that are considered hazardous substances in the course of our operations. As a result, our businesses may incur CERCLA liability for cleanup costs and be subject to related third-party claims. We also may be subject to the requirements of the Resource Conservation and Recovery Act, as amended, and comparable state statutes (“RCRA”) related to solid wastes. Under CERCLA or RCRA, our subsidiaries could be required to clean up contaminated property (including contaminated groundwater) or to perform remedial activities to prevent future contamination.

•	The Clean Water Act established the basic structure for regulating discharges of pollutants into the waters of the United States and quality standards for surface waters.

•
The Oil Pollution Act of 1990 imposed a multitude of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills in the waters of the United States.

•
The Clean Air Act, as amended, and comparable state laws and regulations restrict the emission of air pollutants and impose various monitoring and reporting requirements. These laws and regulations may require our subsidiaries to obtain approvals or permits for construction, modification, or operation of certain projects or facilities and may require use of emission controls.

•
The Occupational Safety and Health Act, as amended, (“OSHA”) and comparable state laws regulate the protection of employee health and safety. OSHA’s hazard communication standard requires that information about hazardous materials used or produced in its operations be maintained and provided to employees and state and local government authorities.

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

WebBank is also subject to legal requirements in connection with the consumer and business lending programs that it originates. These include disclosure requirements, prohibitions on certain activities, and a broad prohibition on engaging in unfair, deceptive or abusive acts or practices. These requirements are enforced by WebBank’s regulators, the FDIC and the UDFI, as well as through private litigation.

Other Information Related to Our Businesses
The amounts of revenue, earnings before taxes and identifiable assets attributable to the aforementioned business segments and additional information regarding SPLP’s investments are included in Note 18 - "Segment Information" and Note 5 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

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

Risks Related to Our Business
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
We have operations or own interests in securities of companies with operations located outside the U.S. These holdings have additional risks, including risks relating to currency exchange, less developed or efficient financial markets than in the U.S., absence of uniform accounting, auditing and financial reporting standards, differences in the legal and regulatory environment, different publicly available information in respect of companies in non-U.S. markets, economic and political risks, and possible imposition of non-U.S. taxes. There can be no assurance that adverse developments with respect to such risks will not adversely affect our assets that are held in certain countries or the returns from these assets.
We are dependent on digital technologies to conduct our daily operations and maintain confidential information. Failure of these technologies could adversely affect our business.

The Company relies on information technology systems, some of which are managed by third parties, to both manage its daily operations and to secure its intellectual property. We use various protective measures to secure our systems from unauthorized access. However, a failure in or breach of operational or informational security systems or infrastructure, or those of our third party vendors and other service providers, as a result of information system failures or cyber-attack, could disrupt business, result in the disclosure or misuse of confidential or proprietary information, including customer and vendor lists, damage our reputation and investor confidence, increase security and remediation costs and cause losses, including potential lawsuits, all of which could have a material adverse effect on our businesses, financial condition and results of operations.

HNH sponsors defined benefit pension plans which could subject it to substantial cash funding requirements in the future.
HNH's ongoing operating cash flow requirements include arranging for the funding of the minimum requirements of the WHX Corporation Pension Plan, and the Retirement Plan for Employees of JPS Industries, Inc. The performance of the financial markets and interest rates, as well as health care trends and associated mortality rates, impact our defined benefit pension plan expense and funding obligations. Significant changes in these factors, including adverse changes in discount rates, investment losses on plan assets and increases in participant life expectancy, may increase our funding obligations and adversely impact our financial statements. Required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. See the Liquidity and Capital Resources section of this Form 10-K for additional information.

WebBank’s Lending Programs Are Subject to Extensive Federal and State Regulation.
The consumer and business lending programs offered by WebBank are subject to extensive legal requirements at the federal and state levels. Among the laws that may be applicable to some or all of the programs offered by WebBank are:

•	the Federal Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to borrowers regarding the terms of their loans;

•	the Dodd-Frank Act, the Federal Trade Commission Act, and state laws that prohibit unfair, deceptive, or abusive acts or practices;

•
the Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination in the extension of credit on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act;

•	Federal and state laws relating to privacy and the safeguarding of personally identifiable consumer information and data breach notification; and

•	laws governing the permissibility of the interest rates and fees that are charged to borrowers.

If WebBank or its programs do not comply with these laws, it may be subject to claims for damages, fines, or penalties, and may face regulatory scrutiny. In addition, some violations could result in an underlying loan being found invalid or unenforceable, or subject to payment defenses. Any of these violations could result in the imposition of liability on WebBank, although WebBank may have indemnification rights for certain claims. In addition, there could be limitations on WebBank’s ongoing or future business.
WebBank offers lending programs through relationships with Marketing Partners. WebBank and its Marketing Partners are subject to supervision by the FDIC and the UDFI. The authority of the FDIC and the UDFI includes the ability to examine WebBank, the Marketing Partners, and the programs. The FDIC and UDFI also may bring enforcement actions against WebBank and its Marketing Partners if they detect any violations of law. These enforcement actions could result in monetary liability on WebBank, increased compliance obligations, or limitations on its ongoing and future business.
WebBank’s Status as Lender of the Loans it Offers, and the Ability of Assignees to Collect Interest, May be Challenged
WebBank’s business includes lending programs with Marketing Partners, where the Marketing Partners provide origination servicing for the loans and subsequently purchases the loans (or interests in the loans) that are originated by WebBank. There has been litigation which has challenged lending arrangements where a bank has made a loan and then sells and assigns it to an entity that is engaged in assisting with the origination and servicing of the loan. In such challenges the issuing banks (such as WebBank) are not usually defendants. However, such cases if successfully brought against WebBank’s Marketing Partners or others could negatively impact WebBank’s ongoing and future business. WebBank has structured its Marketing Partners' programs, and exercises control over these programs, to address these risks. A challenge of this type was brought against one of WebBank’s Marketing Partners previously. WebBank intervened in the case and, in 2014, the case was dismissed in favor of WebBank.
On May 22, 2015, in a case involving whether a debt buyer that purchased defaulted loans from a national bank could collect interest on those loans at the rate that the National Bank Act permitted the seller of the loans to charge, the United States Court of Appeals for the Second Circuit ruled that federal law did not preempt the application of state usury laws to the debt buyer. Madden v. Midland Funding LLC, 786 F.3d 246 (2d Cir. 2015). The Second Circuit remanded the case to the federal district court to determine whether the debt buyer violated state usury laws, including whether the interest rate collected by the debt buyer was permissible under state law because of a choice-of-law clause in the loan agreement. WebBank believes that the Madden case is inconsistent with established legal precedent, and also that WebBank’s operation of its business distinguishes its programs from the facts of the Madden case. In addition, there are additional state law arguments to support as assignee’s ability to collect interest on a loan, but these were not addressed by the Second Circuit in its decision. The defendant in the Madden case filed a petition for a writ of certiorari on November 10, 2015 seeking further review of the Second Circuit’s decision by the United States Supreme Court. It is uncertain, however, whether the Supreme Court will agree to hear the appeal and, if it does, how it will rule. If the Madden decision stands, then other courts may rule that federal usury law applicable to WebBank does not preempt state usury laws that otherwise may apply to interest collected by Marketing Partners or other assignees of loans originated by Bank by WebBank. This could negatively impact WebBank’s ongoing and future business.
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

In addition, the Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act, the so-called “Volcker Rule,” which generally restricts certain banking entities (including affiliates of depository institutions) from engaging in proprietary trading activities and acquiring or retaining ownership interests in, or sponsoring, any private equity or hedge fund (collectively, "covered funds"). The implementing regulations for the Volcker Rule were finalized by various regulatory agencies on December 10, 2013. Thereafter, the Federal Reserve extended the conformance period until July 21, 2015. On December 18, 2014, the Federal Reserve further extended the conformance period until July 21, 2016 with respect to investments in, and relationships with, covered funds and foreign funds (collectively, “legacy funds”) subject to the Volcker Rule that were in place prior to December 31, 2013. The Federal Reserve also indicated that it intends to further extend the conformance period for investments in, and relationships with, legacy funds until July 21, 2017. The end of the conformance period for proprietary trading activities and for investments in, and relationships with, non-legacy funds was July 21, 2015. Under the regulations, following the end of the applicable conformance period, we (and our affiliates) are restricted from engaging in proprietary trading, or investing in or sponsoring covered funds unless our activities qualify for a specific exemption under the rule or satisfy certain requirements under the rule. While we are a banking entity under the Volcker Rule, we do not expect the Volcker Rule to have a material impact on our business.

Furthermore, the Dodd-Frank Act codified a longstanding policy that all companies that directly or indirectly control an FDIC-insured bank are required to serve as a source of financial strength for such institution. As a result, SPLP could be called upon by the FDIC to infuse additional capital into WebBank to the extent that WebBank fails to satisfy its capital requirements, including at times that SPLP might not otherwise be inclined to provide it and even if doing so may adversely affect SPLP’s ability to meet its other obligations. Currently, WebBank meets or exceeds all such capital requirements.

The U.S. Congress and state legislatures and federal and state regulatory authorities continually review banking laws, regulations and policies for possible changes. We cannot predict whether additional legislation or regulations will be enacted and, if enacted, the effect that it would have on our business, financial condition or results of operations.

WebBank is subject to capital requirements.

In July 2013, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC issued rules that implemented the Basel III changes to the international regulatory capital framework and revised the U.S. risk-based and leverage capital requirements for U.S. banking organizations in order to strengthen identified areas of weakness in capital rules and to address relevant provisions of the Dodd-Frank Act.

Effective January 1, 2015 for WebBank, FDIC regulations implementing the Basel III Accord modified WebBank’s minimum capital requirements by adding a 4.5% Common Equity Tier 1 ratio and increased the Tier 1 capital ratio requirement from 4% to 6%.  FDIC regulations also require WebBank to comply with a total capital ratio of 8% and a leverage ratio of 4%. Additionally, a Capital Conservation Buffer (composed solely of common equity Tier 1 capital) equal to 2.5% above the new regulatory minimum capital requirements will be phased in starting January 1, 2016 until fully implemented on January 1, 2019. The Capital Conservation Buffer is on top of the minimum risk-weighted asset ratios and will have the effect of increasing those ratios by 2.5% each when fully phased in. A failure of WebBank to maintain the aggregate minimum capital required by the Capital Conservation Buffer will impair its ability to make certain distributions (including dividends and stock repurchases) and discretionary bonus payments to executive officers. A failure of WebBank to maintain capital as required by the FDIC’s minimum capital requirements would subject WebBank to the FDIC’s prompt corrective action regime, which may further impair WebBank’s ability to make payments or distributions and may require a capital restoration plan or other corrective regulatory measures.

Although the Company currently cannot predict the specific impact and long-term effects that Basel III and its implementation in the U.S. will have on WebBank and the banking industry more generally, WebBank is currently in compliance with the new regulations.

Our energy segment is highly dependent on the activity level of the North American oil and gas industry. Our markets may be adversely affected by industry conditions that are beyond our control.

The level of oil and natural gas exploration and production activity in the United States is volatile, and has recently collapsed in light of the severe decline the price of oil. Reduced discovery rates of new oil and natural gas reserves, or a decrease in the development rate of reserves in our market areas, weakness in oil and natural gas prices, or our customers' perceptions that oil and natural gas prices will decrease in the future, could result in a reduction in the utilization of our equipment and result in lower revenues or rates for the services of our Energy segment. Our customers' willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by many factors over which we have no control.

Risks Related to Our Structure
The unitholders have limited recourse to maintain actions against the General Partner, the Board of Directors, our officers and the Manager.
The Limited Partnership Agreement of SPLP, or the “Partnership Agreement,” contains broad indemnification and exculpation provisions that limit the right of a unitholder to maintain an action against the General Partner, the Board of Directors, our officers and the Manager, or to recover losses or costs incurred due to action or inaction by these parties which have a negative effect on the Company.
Our Partnership Agreement contains certain provisions that may limit the voting rights of some unitholders.
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
We may have conflicts of interest with the minority shareholders of our businesses and decisions may need to be made by disinterested directors, without the participation of directors or officers associated with the Manager and the Company. These decisions may be different from the decisions we would make, and may or may not be in the best interests of our unitholders.
Because we own less than 100% of certain affiliates, and we may engage in transactions with these affiliates from time to time, the boards of directors and officers of those businesses, including directors and officers associated with our Manager and the Company, have fiduciary duties to their respective shareholders. As a result, they may make decisions that are in the best interests of their shareholders generally but which are not necessarily in the best interest of our unitholders. In dealings with us, the directors and officers of our businesses may have conflicts of interest and decisions may have to be made without their participation. Such decisions may be different from the decisions we would make and may not be in the best interests of our common unitholders, which may have an adverse effect on our business and results of operations.
There are certain interlocking relationships among us and certain affiliates of Warren G. Lichtenstein, our Executive Chairman, which may present potential conflicts of interest.
Warren G. Lichtenstein, our Executive Chairman and a substantial unitholder, is the Chief Executive Officer of our Manager. As of December 31, 2015, Mr. Lichtenstein directly owned approximately 12.7% of our outstanding common units. In addition, affiliates of our Manager beneficially own approximately 25.6% of our outstanding units, although Mr. Lichtenstein disclaims beneficial ownership of any common units not directly held by him. We have entered into transactions and/or agreements with these entities. There can be no assurance that such entities will not have interests in conflict with our own.
Certain members of our management team may be involved in other business activities that may involve conflicts of interest, possibly diverting their attention from the Company’s operations.

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
The Management Fee is calculated by reference to our total partners' capital. Our total partners' capital will be impacted by the performance of our businesses and other businesses we may acquire in the future, as well as the issuance of additional common units. Changes in our total partners' capital and in the resulting Management Fee could be significant, resulting in a material adverse effect on our results of operations. In addition, if our performance declines, assuming our total partners' capital remains the same, the Management Fee will increase as a percentage of our net income.
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
Risks Related to our Common Units
We may issue additional common units, or other series of units, in the future without the consent of unitholders and at a discount to the market price of such units. In particular, sales of significant amounts of the common units may cause the price of the common units to decline.
Under the terms of the Partnership Agreement, additional common units, or additional series of units, may be issued without the consent of unitholders at a discount to the market price. In addition, other classes of securities may be issued with rights that are senior to or which otherwise have preferential rights to the rights of the common units. Sales of significant amounts of the common units in the public market or the perception that such sales of significant amounts may occur could adversely affect its market price. Moreover, the perceived risk of any potential dilution could cause common unit holders to attempt to sell their common units and investors to “short” the common units, a practice in which an investor sells common units that he or she does not own at prevailing market prices, hoping to purchase common units later at a lower price to cover the sale. Any event that would cause the number of common units being offered for sale to increase would likely cause the common units' market price to further decline. These sales might also make it more difficult for us to sell additional common units in the future at a time and price that we deem appropriate.
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
A partnership is not a taxable entity, and distributions by a partnership to a partner are generally not taxable to the partnership or the partner unless the amount of cash distributed to such partner exceeds the partner's adjusted basis in its partnership interest. Section 7704 provides that generally publicly traded partnerships are taxed as corporations. However, an exception, referred to as the “Qualifying Income Exception,” exists with respect to publicly traded partnerships of which 90 percent or more of the gross income for every taxable year consists of “qualifying income” as defined in the Code. We expect that we will meet the Qualifying Income Exception.
If the Qualifying Income Exception is not available to us, then we will be treated as a corporation instead of a partnership. In that event, the deemed incorporation of SPLP should be tax-free. If we were taxed as a corporation, (i) our net income would be taxed at corporate income tax rates, thereby substantially reducing our profitability, (ii) our unitholders would not be allowed to deduct their share of losses of SPLP and (iii) distributions to our unitholders, other than liquidating distributions, would constitute dividends to the extent of our current or accumulated earnings and profits, and would be taxable as such.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

HNH
As of December 31, 2015, HNH had 23 active operating plants in the United States, Canada, China, United Kingdom, Germany, France, Poland and Mexico, with a total area of approximately 2,676,389 square feet, including warehouse, office, sales, service and laboratory space. HNH also owns or leases sales, service, office and warehouse facilities at 10 other locations in the United States, which have a total area of approximately 290,828 square feet, and owns or leases 4 non-operating locations with a total area of approximately 535,350 square feet. Manufacturing facilities are located in: Camden, Delaware; Addison,

Illinois; Evansville, Indiana; Agawam, Massachusetts; Rockford, Minnesota; Middlesex, New Jersey; Arden and Statesville, North Carolina; St. Louis, Missouri; Anderson and Slater, South Carolina; Cudahy, Wisconsin; Warwick, Rhode Island; Toronto and Montreal, Canada; Matamoros, Mexico; Gwent, Wales, United Kingdom; Pansdorf, Germany; Riberac, France; Gliwice, Poland; and Suzhou, China. All plants are owned except for the Addison, Middlesex, Arden, Montreal, Suzhou and one of two Gliwice plants, which are leased. HNH considers its manufacturing plants and service facilities to be well maintained and efficiently equipped, and therefore suitable for the work being done. The productive capacity and extent of utilization of its facilities is dependent in some cases on general business conditions and in other cases on the seasonality of the utilization of its products. Capacity can be expanded at some locations.
WFH LLC
WFH LLC, through its API subsidiary, owns 5 plants with a total area of approximately 520,627 square feet and leases 9 non-operating facilities with a total area of approximately 115,002 square feet. Three of the plants are located in Poynton, Salford and Livingston, United Kingdom. The remaining two plants are located in Rahway, N.J. and Lawrence, Kansas.
Steel Excel
Steel Excel's Energy business owns four buildings in Williston, ND, including one that serves as its headquarters and operations hub in the Bakken basin along with separate buildings with office and shop space. To support its operations in other locations, the Energy business owns shop space Texas and leases shop space in Colorado under an arrangement that expires in November 2016. The Energy business also leases shop space and office space under month-to-month arrangements on an as needed basis and owns and leases housing for temporary living arrangements for certain of its employees.

Steel Excel's Sports business has a lease for office space in Hermosa Beach, CA, that expires in June 2015, which serves as its headquarters, and a month-to-month arrangement in Sacramento, CA, for executive office space. Steel Excel's Sports business has a lease for approximately 27.9 acres of land in Yaphank, NY, for its baseball services operation that expires in December 2016. Under this lease Steel Excel has two extension options and a right of first refusal to purchase the parcel. The Sports business also has a lease for 9,940 square feet for its CrossFit® facility in Torrance, CA, that expires in March 2023. In addition, the Sports business has a lease for office space in Cedar Knolls, NJ, that expires in February 2019, which serves as the headquarters for its youth soccer operation, and also has leases in various states for small administrative offices to support the soccer operation.

WebBank
As of December 31, 2015, WebBank leases 14,686 square feet of office space headquartered in Salt Lake City, Utah. The term of the lease expires in March 2023. WebBank also leases office space in New Jersey through March 2017. WebBank believes that these facilities are adequate for its current needs and that suitable additional space will be available as required.
SPH Services
As of December 31, 2015, SPH Services leases 15,660 square feet of office space headquartered in New York City, New York. The term of the lease expires in December 2025. SPH Services also leases office space in Los Gatos, California through January 2017.
BNS
As of December 31, 2015, BNS did not own or lease any properties.
DGT
As discussed elsewhere in this Form 10-K, on November 3, 2011 DGT completed the sale of Villa Sistemi Medicali S.p.A. ("Villa"), its former Italian subsidiary. DGT continues to own 67,000 square feet of design and manufacturing space in Milan, Italy and currently leases the building to the buyer of Villa. The building is held for sale as of December 31, 2015.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

 All monetary amounts in this section are in thousands, except for unit and per unit data.

Market Information

As of December 31, 2015, we had 26,632,689 common units issued and outstanding. Our common units, no par value, are quoted on the NYSE under the symbol “SPLP”.  The following table sets forth the information on the high and low sales prices of our common units during 2015 and 2014.

Fiscal year ending December 31, 2015	High	Low
First Quarter	$19.30	$16.74
Second Quarter	$19.10	$17.51
Third Quarter	$17.84	$16.45
Fourth Quarter	$17.87	$16.15
Fiscal year ending December 31, 2014	High	Low
First Quarter	$17.57	$15.70
Second Quarter	$17.21	$15.91
Third Quarter	$16.92	$16.27
Fourth Quarter	$18.55	$15.65

Holders

As of December 31, 2015, there were approximately 124 unitholders of record.

Unit Performance Graph

The following graph compares the cumulative total return provided to unitholders on our common units since the common units began trading on April 19, 2011, relative to the cumulative total returns of the Russell 2000 index, and a customized peer group of seven companies that includes: Blackstone Group L.P., Leucadia National Corporation, Apollo Investment Corporation, Compass Diversified Holdings LLC, Gladstone Capital Corporation, Knights Capital Group, Inc. and Main Street Capital Corporation. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common units, in the peer group, and the index on April 19, 2011 and its relative performance is tracked through December 31, 2015.  We did not declare or pay any dividends during the comparison period.

	4/19/2011	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Steel Partners Holdings L.P.	$100	$74.92	$73.30	$107.87	$109.80	$101.84
Russell 2000 Index	$100	$90.96	$105.83	$146.91	$154.11	$147.30
Peer Group	$100	$72.48	$79.34	$126.85	$126.08	$115.12

The unit price performance included in this graph is not necessarily indicative of future unit price performance. The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

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

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2015 through October 31, 2015	494,631	$17.76	—	$513
November 1, 2015 through November 30, 2015	—	$—	—	$513
December 1, 2015 through December 31, 2015	—	$—	—	$513
Total	494,631		—
(1) All units were purchased by Steel Excel, a subsidiary of the Company. The purchases were made in open market transactions for their own accounts.
(2) Approximate dollar value of common units available for purchase under the Repurchase Program.

Item 6. Selected Financial Data

The following table contains our selected historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and the related notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K. The selected financial data as of and for the years ended December 31, 2015, 2014 and 2013 has been derived from our audited consolidated financial statements at those dates and for those periods, contained elsewhere in this Annual Report on Form 10-K. The historical selected financial data as of and for the years ended December 31, 2012 and 2011 has been derived from our audited consolidated financial statements adjusted for discontinued operations at those dates and for those periods, not contained in this Annual Report on Form 10-K. The table below presents discontinued operations as follows:

•	The year ended December 31, 2014 includes the operations of HNH's Arlon LLC ("Arlon") business.

•
The year ended December 31, 2013 includes the operations of HNH's businesses: Arlon, Continental Industries ("Continental"), Canfield Metal Coating Corporation ("CMCC") and Indiana Tube de Mexico, S. De R.L. de C.V. ("ITM") through their respective sale dates, as well as one of Steel Excel's sports businesses.

•	The year ended December 31, 2012 includes the aforementioned HNH operations, as well as DGT's RFI subsidiary and DGT's Villa subsidiary through their respective sale dates.

•	The year ended December 31, 2011 includes the aforementioned operations, as well as DGT's operations from July 5, 2011.

STATEMENTS OF OPERATIONS DATA (a)	Year Ended December 31,
(in thousands, except common unit and per common unit data)	2015	2014	2013	2012	2011
Revenues	$998,037	$849,530	$721,114	$630,771	$542,902
Net income (loss) from continuing operations	$70,311	$(17,572)	$38,374	$43,736	$71,298
Income from discontinued operations	86,257	10,304	6,446	20,029	9,979
Net income (loss)	156,568	(7,268)	44,820	63,765	81,277
Less: Net income attributable to non-controlling interests:	(19,833)	(287)	(25,360)	(22,747)	(45,808)
Net income (loss) attributable to common unitholders	$136,735	$(7,555)	$19,460	$41,018	$35,469
Net income (loss) per common unit - basic:
Net income (loss) from continuing operations	$2.97	$(0.48)	$0.51	$1.01	$1.19
Net income from discontinued operations	2.03	0.21	0.14	0.37	0.22
Net income (loss) attributable to common unitholders	$5.00	$(0.27)	$0.65	$1.38	$1.41
Basic weighted average common units outstanding	27,317,974	28,710,220	29,912,993	29,748,746	25,232,985
Net (loss) income per common unit - diluted:
Net income (loss) from continuing operations	$2.96	$(0.48)	$0.49	$1.01	$0.81
Net income from discontinued operations	2.02	0.21	0.14	0.37	0.18
Net income (loss) attributable to common unitholders	$4.98	$(0.27)	$0.63	$1.38	$0.99
Diluted weighted average common units outstanding	27,442,308	28,710,220	30,798,113	29,774,527	29,669,582
 (a) Statement of operations data includes the consolidation of the results of acquired entities from their respective acquisition dates: primarily, the acquisition of SWH, Inc. ("SWH") by BNS on February 2, 2011, the acquisition of DGT on July 5, 2011, the acquisition of Steel Excel on May 31, 2012, HNH's acquisition of Wolverine Joining Technologies in April 2013, Steel Excel's acquisition of the assets of Black Hawk Energy Services, Inc. in December 2013, HNH's acquisition of JPS on July 2, 2015 and SPLP's acquisitions of CoSine and API in January and April of 2015, respectively.

BALANCE SHEET DATA	December 31,
(in thousands, except per common unit data)	2015	2014	2013	2012	2011
Cash and cash equivalents	$185,852	$188,983	$203,980	$198,027	$127,027
Marketable securities	80,842	138,457	178,485	199,128	—
Long-term investments	167,214	311,951	295,440	199,865	320,891
Total assets	1,684,773	1,490,497	1,522,245	1,378,359	1,129,843
Long-term debt	235,913	295,707	223,355	140,065	130,955
SPLP Partners’ capital	558,034	494,859	616,582	527,344	415,797
SPLP Partners’ capital per common unit	$20.95	$17.95	$19.81	$17.13	$16.51

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto that are available elsewhere in this Annual Report on Form 10-K. The following is a discussion and analysis of SPLP's consolidated results of operations for the years ended December 31, 2015, 2014 and 2013. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” in Item 1A. All monetary amounts used in this discussion are in thousands except common unit, per common unit and share amounts.
RESULTS OF OPERATIONS

Significant 2015 Events

Below is a summary of significant 2015 events that impacted the Company. For additional information on the acquisitions described below, see Note 3 - "Acquisitions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

•
HNH completed the sale of Arlon in January 2015, which operations comprised substantially all of HNH's former Arlon business, for $155,500 in cash, reflecting transaction fees, a final working capital adjustment and certain reductions as provided in the stock purchase agreement.

•
SPLP acquired CoSine on January 20, 2015 by contributing 24,807,203 shares of API and 445,456 shares of common stock of Nathan’s Famous, Inc. ("Nathan's") to CoSine in exchange for 16,500,000 shares of newly issued CoSine common stock and 12,761 shares of newly issued 7.5% series B non-voting preferred stock, which increased our ownership of CoSine to approximately 80%.

•
HNH acquired ITW Polymers Sealants North America Inc. (“ITW”) on March 31, 2015 for $27,400 in cash, including a final working capital adjustment. ITW was the exclusive supplier of certain adhesive products to HNH's Building Materials business, and the acquisition will provide HNH with greater control of their supply chain and allow them to expand their product development initiatives.

•	On April 17, 2015, CoSine obtained control over the operations of API as the result of a tender offer of 60 pence in cash per API share not already owned.

•
On July 2, 2015, HNH acquired JPS through a combination of cash and the issuance of its shares to the Company in exchange for the Company's shares of JPS. Prior to the acquisition, the Company accounted for JPS as an equity method investment. As a result of the transaction, SPLP's ownership of HNH increased by approximately 4%.

•
During 2015, one of the Company's subsidiaries, Steel Excel, identified an error related to the manner in which the provision for income taxes had reflected the tax effects related to unrealized gains and losses on available for sale securities during 2014 and 2013. As a result, the Company recorded an adjustment to its tax provision of approximately $3,500 in the twelve months ended December 31, 2015 to correct the error.

•
In December 2015, the Company and its CoSine and WFHC subsidiaries entered into a series of transactions that impacted SPLP's ownership interest in both entities. Prior to these transactions SPLP owned 100% of WFHC and 80.6% of CoSine. After these transactions SPLP owned 90.7% of WFHC and WFHC owned 100% of WFH LLC, a Company that was merged into and with CoSine. For additional details of these transactions, see Note 16 – "Capital and Accumulated Other Comprehensive (Loss) Income" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
Revenues	$998,037	$849,530	$721,114
Cost of goods sold	670,047	588,209	496,757
Selling, general and administrative expenses	230,199	188,355	202,121
Goodwill impairment	19,571	41,450	—
Asset impairment charges	68,092	2,537	2,689
All other (income) expenses, net	(13,241)	3,706	3,022
Total costs and expenses	974,668	824,257	704,589
Income from continuing operations before income taxes and equity method income (loss)	23,369	25,273	16,525
Income tax (benefit) provision	(78,719)	24,288	6,477
Income (Loss) from equity method investments and investments held at fair value:
(Loss) Income of associated companies, net of taxes	(34,931)	(3,379)	27,786
Income (Loss) from other investments - related party	361	891	(271)
Income (Loss) from investments held at fair value	2,793	(16,069)	811
Net income (loss) from continuing operations	70,311	(17,572)	38,374
Income from discontinued operations	86,257	10,304	6,446
Net income (loss)	156,568	(7,268)	44,820
Net income attributable to noncontrolling interests in consolidated entities	(19,833)	(287)	(25,360)
Net income (loss) attributable to common unitholders	$136,735	$(7,555)	$19,460

Revenues

Revenues in 2015 increased $148,507, or 17.5%, as compared to 2014. Growth from the acquisitions of API and JPS was 20.6% and other growth was 1.6%, primarily due to investment gains recorded in the Corporate and Other segment, net of decreases at HNH in the Diversified Industrial segment due to silver prices. These growth factors were partially offset by a net decline in core revenues of 4.7% primarily due to a decrease in the Energy segment, partially offset by increases in core revenue at HNH in the Diversified Industrial segment and in the Financial Services segment.

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

Costs and Expenses

Costs and expenses in 2015 increased $150,411, or 18.2%, as compared to 2014 , primarily due to the acquisitions of API and JPS, both in the Diversified Industrial segment, partially offset by a decrease in the Energy segment, due to lower revenues. Costs and expenses increased $119,668, or 17.0% in 2014, as compared to 2013, primarily due to increases in our Diversified Industrial and Energy segments principally as a result of acquisitions.

Cost of Goods Sold

Cost of goods sold in 2015 increased $81,838, or 13.9%, as compared to 2014 primarily due to the acquisitions of API and JPS, both in the Diversified Industrial segment, partially offset by a decrease in the Energy segment, due to lower revenues.

Cost of goods sold in 2014 increased $91,452, or 18.4%, as compared to 2013 primarily due to increases in our Diversified Industrial and Energy segments principally as a result of the acquisitions of Wolverine Joining, PAM and the assets of Black Hawk Inc., as well as additional costs due to core growth.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") in 2015 increased $41,844, or 22.2%, as compared to 2014 primarily due to an increase in the Diversified Industrial segment due to the acquisitions of API and JPS, as well as an increase in the Financial Services segment.

SG&A expenses in 2014 decreased $13,766, or 6.8%, as compared to 2013 primarily due to a decrease in the Corporate and Other segment due to lower non-cash incentive unit expense recorded in 2014, compared to 2013, as well as a decrease in the Diversified Industrial segment. The Diversified Industrial decrease was due to a decrease from HNH's core business primarily due to the recording of insurance reimbursements, as well as lower benefit costs and reduced business development expenses, which were partially offset by higher incremental expenses from the Wolverine Joining and PAM acquisitions. These decreases were partially offset by an increase in our Financial Services segment due to higher personnel costs and an increase in our Energy segment principally as a result of the acquisition of the assets of Black Hawk Inc., additional costs due to core growth, higher business development costs and certain non-recurring benefits that were recorded in the prior year period.

Goodwill Impairment

In connection with its annual goodwill impairment tests, the Company recognized impairment charges of $19,571 and $41,450 in the fourth quarter of 2015 and 2014, respectively, related to the goodwill associated with its Energy segment. The impairment resulted from the adverse effects the decline in energy prices had on the oil services industry and the projected future results of operations of the Energy segment.

Asset Impairment Charges

The impairment charges in 2015 primarily relate to other-than-temporary impairments recorded on available-for-sale securities in our Energy segment.

All Other (Income) Expenses, Net

All other income increased $16,947 in 2015, compared to 2014, due to higher investment gains and lower interest expense recorded in the 2015 period. All other expenses increased $684 in 2014, compared to 2013, primarily from primarily from higher interest expense.

(Loss) Income of Associated Companies, Net of Taxes

The (Loss) Income of associated companies, net of taxes in 2015 decreased by $31,552, compared to 2014, primarily due to net year-over-year decreases in fair value recorded for SLI of $19,000, for JPS of $8,000 and other Steel Excel investments of $10,000, partially offset by a lower loss of $6,000 recorded for MLNK in the 2015 period (see Note 5 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K for additional information).

The Income (Loss) of associated companies, net of taxes in 2014 increased by $31,165, compared to 2013, primarily due to a higher reduction in the 2014 period in the fair value of MLNK of approximately $46,100 and a higher reduction in the 2014 period in the fair value of certain investments held by Steel Excel of approximately $5,200, partially offset by higher increases in the fair value of JPS of approximately $5,100 and SLI of approximately $3,000 and the non-recurrence of a reduction in fair value recorded in the 2013 period of approximately $11,500 related to Fox & Hound (see Note 5 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K for additional information).

Income (Loss) from Investment Held at Fair Value

Income (Loss) from investments held at fair value for the years ended December 31, 2015, 2014 and 2013 includes income or loss that the Company recognizes on its direct investment in investment in MLNK warrants and amounts that were previously recognized on API when its was classified as an available-for-sale security and accounted for under the fair value option. WFH LLC (formerly known as CoSine) acquired API in the second quarter of 2015 and it is currently a consolidated subsidiary. For additional information on CoSine's acquisition of API and these investments, see Note 3 - "Acquisitions" and see Note 5 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.
Income from Discontinued Operations

Income from discontinued operations for the year ended December 31, 2015 represents the gain on sale of HNH's former Arlon business. For additional information on the Arlon disposition, see Note 4 - "Discontinued Operations" to the SPLP financial statements found elsewhere in this Form 10-K.

SEGMENT RESULTS OF OPERATIONS

The following is a summary of SPLP’s consolidated operating results by segment:

	Year Ended December 31,
	2015	2014	2013
Revenue:
Diversified industrial	$763,009	$600,468	$571,164
Energy	132,620	210,148	120,029
Financial services	69,430	36,647	28,185
Corporate and other	32,978	2,267	1,736
Total Revenue	$998,037	$849,530	$721,114
Net income (loss) by segment:
Diversified industrial	$42,281	$65,543	$51,900
Energy	(95,112)	(26,254)	12,641
Financial services	46,314	24,251	17,668
Corporate	(1,891)	(56,824)	(37,358)
Net (loss) income from continuing operations before income taxes	(8,408)	6,716	44,851
Income tax (benefit) provision	(78,719)	24,288	6,477
Net income (loss) from continuing operations	70,311	(17,572)	38,374
Income from discontinued operations	86,257	10,304	6,446
Net income attributable to noncontrolling interests in consolidated entities	(19,833)	(287)	(25,360)
Net income (loss) attributable to common unitholders	$136,735	$(7,555)	$19,460

Diversified Industrial Segment

Our Diversified Industrial segment consists of the operations of HNH and WFH LLC (formerly CoSine). HNH is a diversified holding company that owns a variety of manufacturing operations encompassing joining materials, tubing, building materials, performance materials and cutting replacement products and services businesses. The performance materials operation is currently comprised solely of the operations of JPS, which was acquired on July 2, 2015 (see Note 3 - "Acquisitions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K). The Diversified Industrial segment includes the operations of WFH LLC (formerly CoSine) beginning in the second quarter of 2015, which, through its subsidiary API, is a manufacturer and distributor of foils, films and laminates used to enhance the visual appeal of products and packaging. In addition, the segment results include income or loss from SPLP's equity method investment in SLI. The following presents a summary of the Diversified Industrial segment operating results as reported in our consolidated financial statements:

	Year Ended December 31,
	2015	2014	2013
Net Sales	$763,009	$600,468	$571,164
Cost of sales	564,863	436,914	411,859
Gross profit	198,146	163,554	159,305
Selling, general and administrative expenses	152,109	116,394	117,920
Asset impairment charges	1,398	1,314	—
Interest expense	5,238	7,544	8,593
Derivative activity income	(588)	(1,307)	(1,195)
Other (income) expense, net	(3,544)	181	344
Net income from continuing operations before income taxes	43,533	39,428	33,643
Income (loss) from associated companies:
JPS	5,831	14,277	9,204
SLI	(7,083)	11,838	9,053
Total Segment Income	$42,281	$65,543	$51,900

Comparison of the Years ended December 31, 2015 and 2014

Net sales in 2015 increased by $162,541, or 27.1% when compared to 2014. The change in net sales reflects the addition of the API operations and JPS, as well as a net increase from core growth at HNH of approximately $6,500, which was partially offset by a reduction of approximately $17,100 in HNH's net sales due to lower average silver prices. Excluding the impact of its JPS acquisition, HNH's value added sales increased by approximately $6,500 on higher volume, primarily from the

Building Materials group. The average silver market price was approximately $15.70 per troy ounce in 2015, as compared to $19.05 per troy ounce in 2014.

Gross profit in 2015 increased by $34,592, or 21.2%, when compared to 2014, and, as a percentage of net sales, decreased to 26.0% as compared to 27.2% in 2014. The change in gross profit reflects the addition of the API operations and JPS, as well as a net increase from core growth at HNH of approximately $5,500 and the incremental lower manufacturing costs resulting from HNH's ITW acquisition, which was partially offset by a reduction of approximately $2,300 in gross profit due to lower average silver prices. Higher sales volume from the Building Materials and Kasco groups led to the increase in gross profit from HNH's core business. Gross profit for the year ended December 31, 2015 also reflects $3,400 of nonrecurring expense associated with the amortization of the fair value adjustment to acquisition-date inventories associated with HNH's JPS acquisition.

SG&A expenses increased by $35,715, or 30.7%, in 2015, compared to 2014. The higher SG&A expense in 2015 was driven by the addition of the API operations and JPS, which contributed approximately $28,000 to the increase. The increase was also impacted by HNH which had higher personnel costs and higher business development expenses, primarily associated with its 2015 acquisitions, which were partially offset by lower stock-based compensation charges.

Asset impairment charges in 2015 represent a non-cash asset impairment charge related to certain unused, real property located in Norristown, Pennsylvania to reflect its current market value. Asset impairment charges in 2014 represent a non-cash asset impairment charge of approximately $700 related to certain equipment owned by HNH's Joining Materials group located in Toronto, Canada, which will either be sold or scrapped as part of HNH's integration activities associated with the Wolverine Joining acquisition. In addition, HNH recorded an asset impairment charge of approximately $600 associated with certain unused, real property owned by one of HNH's businesses located in Atlanta, Georgia in the fourth quarter of 2014.

Interest expense decreased by $2,306, or 30.6%, in 2015, compared to 2014, primarily due to lower borrowing levels and lower average interest rates at HNH in 2015.

Derivative activity income was $588 in 2015 and $1,307 in 2014. The amounts in both periods were attributable to HNH's commodity contracts. HNH utilizes commodity forward and futures contracts to mitigate the impact of price fluctuations on its precious metal and certain non-precious metal inventories. The factors that affect the gain or loss on these derivative instruments are changes in the price of the associated metals and the amount of ounces hedged.

Comparison of the Years ended December 31, 2014 and 2013
Net sales in 2014 increased by $29,304, or 5.1% when compared to 2013. The change in net sales reflects approximately $26,700 in incremental sales associated with HNH's historical acquisitions and a net increase from core growth of approximately $27,800, which were partially offset by a reduction of approximately $25,200 in net sales due to lower average precious metal prices, principally due to silver. The acquisitions of Wolverine Joining and PAM, net of sales volume transferred to or from the acquired business units as part of HNH's integration activities, provided incremental net sales of approximately $16,700 and $10,000, respectively, during the year ended December 31, 2014. Excluding the impact of these acquisitions, value added sales, defined as net sales less revenue from the direct purchase and resale of precious metals, increased by approximately $27,800 on higher volume, primarily from the Building Materials and Joining Materials groups, which were partially offset by lower sales volume from the Tubing group. The average silver market price was approximately $19.05 per troy ounce in 2014, as compared to $23.79 per troy ounce in 2013.

Gross profit in 2014 increased by $4,249, or 2.7%, when compared to 2013, and, as a percentage of net sales, decreased to 27.2% as compared to 27.9% in 2013. The decrease was principally due to unfavorable production variances in the Tubing group driven by lower sales volume, along with higher international freight costs and a change in product mix in the Building Materials group, which were partially offset by favorable sales mix in the Joining Materials group. The change in gross profit reflects approximately $4,000 in incremental gross profit associated with HNH's historical acquisitions and a net increase from core growth of approximately $4,000, which were partially offset by a reduction of approximately $3,000 in gross profit due to lower average precious metal prices. The acquisitions of Wolverine Joining and PAM, net of sales volume transferred to or from the acquired business units as part of HNH's integration activities, provided incremental gross profit of approximately $1,200 and $2,800, respectively, for the year ended December 31, 2014. Higher sales volume from the Building Materials and Joining Materials groups led to the increase in gross profit from our core business, which was partially offset by unfavorable production variances, leading to a decline in gross profit margin, in the Tubing group due to lower sales volume.

SG&A expenses decreased by $1,526, or 1.3%, in 2014, compared to 2013. The lower SG&A expense in 2014 was driven by a decrease of approximately $3,400 from HNH's core business in 2014, primarily due to the recording of insurance reimbursements totaling $3,100, as compared to similar reimbursements of $1,100 in 2013, as well as lower benefit costs and reduced business development expenses, which were partially offset by approximately $3,100 in incremental expenses from the Wolverine Joining and PAM acquisitions.

In the fourth quarter of 2014, non-cash asset impairment charge of approximately $700 was recorded related to certain equipment owned by the Company's Joining Materials group located in Toronto, Canada, which will either be sold or scrapped as part of HNH's continued integration activities associated with the Wolverine Joining acquisition. In addition, HNH recorded an asset impairment charge of approximately $600 associated with certain unused, real property owned by one of HNH's businesses located in Atlanta, Georgia in the fourth quarter of 2014.

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

Energy Segment

The results of SPLP's Energy segment consists of its consolidated subsidiary Steel Excel. Steel Excel provides drilling and production services to the oil and gas industry. Through its wholly-owned subsidiary Steel Sports Inc., Steel Excel's sports business is a social impact organization that strives to provide a first-class youth sports experience emphasizing positive experiences and instilling the core values of discipline, teamwork, safety, respect, and integrity. SXCL also makes significant non-controlling investments in entities in industries related to its businesses as well as entities in other unrelated industries and continues to identify business acquisition opportunities in both the Energy and Sports industries as well as in other unrelated industries. The operations of Steel Sports are not considered material to SPLP and are included in our Energy segment. The following presents a summary of the Energy segment operating results:

	Year Ended December 31,
	2015	2014	2013
Net revenues	$132,620	$210,148	$120,029
Cost of sales	105,007	151,063	84,197
Gross profit	27,613	59,085	35,832
Selling, general and administrative expenses	39,674	41,658	27,591
Goodwill impairment	19,571	41,450	—
Interest expense	2,455	3,177	1,725
Asset impairment charges	59,781	—	—
Other income, net	(14,858)	(7,016)	(6,988)
Net (loss) income from continuing operations before income taxes	(79,010)	(20,184)	13,504
Loss from associated companies (a)	(16,102)	(6,070)	(863)
Total segment (loss) income	$(95,112)	$(26,254)	$12,641
(a) Amount in 2015 represents Steel Excel's investments in Aviat, API Tech, a sports business and iGo.
Amount in 2014 represents Steel Excel's investments in API Tech, a sports business and iGo.
Amount in 2013 represents Steel Excel's investments in a sports business and iGo.

The continuing weakness in the oil services industry had an adverse effect on the results of operations of the Company's Energy segment in 2015. The decline in energy prices, particularly the significant decline in oil prices, has resulted in the Energy segment's customers, the oil and gas exploration and production companies (the "E&P Companies"), cutting back on their capital expenditures, which has resulted in reduced drilling activity. In addition, the E&P Companies have sought price concessions from their service providers to offset their drop in revenue. Such actions on the part of the E&P Companies had an adverse effect on the operations of the Energy segment in 2015 and will further adversely impact its operations in 2016. The Energy segment has experienced a decline in rig utilization in all of its operations and prices for its services have declined. Steel Excel has taken certain actions and instituted cost-reduction measures in an effort to mitigate these adverse effects. The Energy segment's results of operations going forward will be dependent on the price of oil in the future, the resulting well production and drilling rig count in the basins in which it operates, and Steel Excel's ability to return to the pricing and service levels of the past as oil prices increase. The drilling rig count in North America has declined significantly, which has directly impacted the segment's rig utilization, and the pricing for the segment's services has declined. The North American drilling rig count has continued to decline in early 2016, and as a result, the Company expects the Energy segment to experience a further decline in operating income in 2016 as compared to the 2015 results. As a result of the adverse effects the decline in energy prices had on the oil services industry and the projected future results of operations of the Energy segment, the Company recognized goodwill impairment charges of $19,571 and $41,450 in the fourth quarters of 2015 and 2014, respectively. After the impairment charge, the carrying value of the goodwill in the Energy segment was $0 at December 31, 2015.

Comparison of the Years ended December 31, 2015 and 2014

In 2015, net revenues decreased $77,528, or 36.9%, when compared to 2014. This was due to a decrease in the energy businesses of $80,200 primarily from the decline in rig utilization and the decline in prices that resulted from the adverse effects the decline in energy prices had on the oil services industry. Net revenues in the sports businesses increased by $2,700 from an increase in revenues from UK Elite primarily as a result of operating the businesses acquired during 2014 for the full year in 2015 and an increase in revenue at another sports business.

Gross profit in 2015, decreased by $31,472, or 53.3%, as compared to 2014, and as a percentage of revenue declined to 20.8% from 28.1%. Gross profit from energy businesses decreased by $31,200 and as a percentage of revenue declined to 16.5% in 2015 from 25.9% in 2014. Gross profit in the energy businesses decreased as a result of the decline in revenues. Gross profit in the sports businesses in 2015 decreased by $300 primarily as a result of a decrease in gross profit of $200 from UK Elite.

SG&A expenses in 2015 decreased by $1,984, as compared to 2014. SG&A expenses in the energy business decreased by $2,300, primarily from cost reduction initiatives and the receipt of a purchase price adjustment of $500 related to a 2013 acquisition. SG&A expenses also decreased $300 from corporate and other business activities. Such decreases were partially offset by SG&A expenses in the sports business that increased by $900 primarily from UK Elite as a result of the businesses acquired during the 2014 period and additional segment management costs.

Goodwill impairment charges of $19,571 and $41,450 were recorded in the fourth quarter of 2015 and 2014, respectively, as a result of the adverse effects the decline in energy prices had on the oil services industry and the projected future results of operations of the Energy segment.

Interest expense of $2,455 in 2015 decreased by $722, as compared to 2014, primarily as a result of the repayment of long term debt.

Steel Excel incurred impairment charges of $59,781 related to its marketable securities during 2015. The impairment charge resulted from Steel Excel's determination that certain unrealized losses in available-for-sale-securities represented other-than-temporary impairments as of December 31, 2015.

Other income, net of $14,858 in 2015 primarily represented a realized gain on a non-monetary exchange of $9,300, investment income of $4,700 and realized gains on marketable securities of $5,200, partially offset by a loss of $2,800 recognized upon initially accounting for an investment under the equity method of accounting at fair value, a foreign exchange loss of $700, and a loss of $500 recognized on financial instrument obligations.

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

A goodwill impairment charge of $41,450 was recorded in the fourth quarter of 2014 as a result of the adverse effects the decline in energy prices had on the oil services industry and the projected future results of operations of the Energy segment.

Interest expense of $3,177 in 2014 increased by $1,452, as compared to 2013, primarily as a result of the borrowings under Steel Excel's Amended Credit Agreement being outstanding for the full year in 2014.

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

Financial Services Segment

The Financial Services segment, for financial reporting purposes, consists of our consolidated subsidiary WFHC, which conducted its financial operations in 2015 through its wholly owned subsidiary, WebBank, and WF Asset Corp. WebBank originates and funds consumer and small business loans through lending programs with Marketing Partners, where the Marketing Partners provide marketing and servicing for the loans and subsequently purchases the loans (or interests in the loans) that are originated by WebBank. WebBank also has private-label financing programs that are branded for a specific retailer, manufacturer, dealer channel, or proprietary network and bank card programs. WebBank also participates in syndicated commercial and industrial, as well as asset based credit facilities and asset based securitizations through relationships with other financial institutions. WF Asset Corp. owns a portfolio of investments. WebBank’s deposits are insured by the FDIC up to the current limits, and the bank is examined and regulated by the FDIC and the UDFI. The following presents a summary of the Financial Services segment operating results as reported in our consolidated financial statements:

	Year Ended December 31,
	2015	2014	2013
Revenue:
Interest income (including fees)	$60,468	$24,640	$18,898
Non-interest income	8,962	12,007	9,287
	69,430	36,647	28,185
Costs and expenses:
Selling, general and administrative expenses	21,716	11,808	9,933
Interest expense	1,450	638	496
Recovery of loan losses	(50)	(50)	(80)
Asset impairment charge	—	—	168
	23,116	12,396	10,517
Total segment income	$46,314	$24,251	$17,668
Interest Income

Interest income increased by $35,828, or 145.4%, in 2015, compared to 2014 due primarily to the addition of new lending programs, increased volume in the existing lending programs, and the restructuring of programs which both increased revenue and changed the classification of the revenue from noninterest income to interest income. Interest income increased by $5,742, or 30.4%, in 2014, compared to 2013 due primarily to the addition of new lending programs and to increased volume in the existing lending programs. For a description and additional details on net interest income see the "Net Interest Income, Margin and Interest Rate Spreads" section below.

Noninterest Income

Noninterest income decreased $3,045, or 25.4% in 2015, compared to 2014, due primarily to the restructuring of a program which changed the classification of the revenue from noninterest income to interest income. Noninterest income increased $2,720, or 29.3% in 2014, compared to 2013, due primarily to the addition of new lending programs and increased volume in the existing lending programs.

Selling General and Administrative Expenses

The increase in SG&A expenses of $9,908, or 83.9%, in 2015, compared to 2014, was due primarily to higher personnel expense in 2015 due to growth in the business. The increase in SG&A expenses of $1,875, or 18.9%, in 2014, compared to 2013, was due primarily to higher personnel expense in 2014 due to growth in the business.
Interest Expense

Interest expense represents interest accrued on WebBank depositor accounts. Interest expense increased $812, or 127.3%, in 2015, compared to 2014, primarily due to a larger deposit balance to support loan growth and in increase in interest rates. Interest expense increased $142, or 28.6%, in 2014, compared to 2013, primarily due to a larger deposit balance to support loan growth.

Recovery of Loan Losses

At December 31, 2015, WebBank had an estimated $1,599 of impaired loans and an allowance for loan losses of $630. At December 31, 2014 WebBank had an estimated $457 of impaired loans, of which $4 was guaranteed by USDA or SBA, and an allowance for loan losses of $557. The recovery of provision for loan losses is primarily related to WebBank's portfolio of local real estate loans. WebBank routinely obtains appraisals on underlying collateral of nonperforming loans and records a provision for losses if the value of the collateral declines below the value of the loans. WebBank reduced its commercial loan balance in 2015 and was able to recover previously charged off loans and workout or sell nonperforming loans resulting in net benefit in the provision for loan losses of $50, $50 and $80 in 2015, 2014 and 2013 respectively.

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

	Year Ended December 31,
	2015			2014			2013
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Interest Earning Assets:
Loans Receivable	$197,467	$60,277	30.5%	$94,484	$24,433	25.9%	$62,110	$18,704	30.1%
Held-to-Maturity Securities	999	30	3.0%	70	—	—%	58	—	0.1%
Available for Sale Investments	574	12	2.1%	566	14	2.5%	577	13	2.3%
Fed Funds Sold	589	1	0.2%	637	1	0.1%	692	1	0.1%
Interest Bearing Deposits in other Banks	55,076	148	0.3%	87,820	192	0.2%	73,345	180	0.3%
Total Interest-Earning Assets	254,705	60,468	23.7%	183,577	24,640	13.4%	136,782	18,898	11.4%
Non Interest-Earning Assets	2,978			1,811			1,286
Total Assets	$257,683			$185,388			$138,068
Interest-Bearing Liabilities:
Money Market Accounts	$68,861	82	0.1%	$58,232	87	0.2%	$29,312	62	0.2%
Time Deposits	133,592	1,372	1.0%	88,344	551	0.6%	72,754	434	0.6%
Other Borrowings	—	—	—	—	—	—	—	—	—
Total Interest-Bearing Liabilities	202,453	1,454	0.7%	146,576	638	0.4%	102,066	496	1.3%
Other Non Interest-Bearing Liabilities	6,339			3,923			3,347
Total Liabilities	208,792			150,499			105,413

Shareholder's Equity	48,891			34,889			32,655
Total Liabilities & Shareholder's Equity	$257,683			$185,388			$138,068

Net Interest Income		$59,014			$24,002			$18,402
Spread on Average Interest-Bearing Funds			23.0%			13.0%			13.3%
Net Interest Margin			23.2%			13.1%			13.5%
Return on Assets			12.2%			8.4%			8.2%
Return on Equity			64.3%			44.5%			29.5%
Equity to Assets			19.0%			18.8%			23.2%

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

	Year Ended December 31,
	2015 vs 2014			2014 vs 2013			2013 vs. 2012
	Increase/	Increase/	Total	Increase/	Increase/	Total	Increase/	Increase/	Total
Rate/Volume	(Decrease)	(Decrease)	Increase/	(Decrease)	(Decrease)	Increase/	(Decrease)	(Decrease)	Increase/
	Due to Volume	Due to Rate	(Decrease)	Due to Volume	Due to Rate	(Decrease)	Due to Volume	Due to Rate	(Decrease)
Interest Earning Assets:
Loans Receivable	$30,752	$5,089	$35,841	$7,860	$(2,130)	$5,730	$4,572	$(1,691)	$2,881
Held-to-Maturity Securities	2	28	30	—	—	—	—	—	—
Available For Sale Investments	—	(3)	(3)	—	1	1	5	(8)	(3)
Fed Funds Sold	—	—	—	—	—	—	(1)	1	—
Interest Bearing Deposits in other Banks	(110)	65	(45)	26	(15)	11	(24)	(5)	(29)
Total Interest-Earning Assets	30,644	5,179	35,823	7,886	(2,144)	5,742	4,552	(1,703)	2,849

Interest-Bearing Liabilities:
Money Market Accounts	57	(61)	(4)	36	(11)	25	10	(5)	5
Time Deposits	363	457	820	97	21	118	27	(493)	(466)
Total Interest-Bearing Liabilities	420	396	816	133	10	143	37	(498)	(461)
Net Effect on Net Interest Income	$30,224	$4,783	$35,007	$7,753	$(2,154)	$5,599	$4,515	$(1,205)	$3,310

Balance Sheet Analysis

Loan Portfolio

As of December 31, 2015, net loans accounted for 69% of WebBank's total assets compared to 52% at the end of 2014. The following table presents WebBank's loans outstanding by type of loan as of December 31, 2015 and the five most recent year-ends.

	As of December 31,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real Estate Loans:
Commercial - Owner Occupied	$1,542	0.7%	$1,650	1.4%	$4,671	6.1%	$6,724	9.8%	$8,340	18.8%
Commercial - Other	281	0.1%	264	0.2%	242	0.3%	318	0.5%	300	0.7%
Total Real Estate Loans	1,823	0.8%	1,914	1.6%	4,913	6.4%	7,042	10.3%	8,640	19.5%
Commercial and Industrial:	66,253	29.1%	75,706	63.9%	46,702	60.9%	9,832	14.4%	4,344	9.8%
Total Commercial and Industrial	66,253	29.1%	75,706	63.9%	46,702	60.9%	9,832	14.4%	4,344	9.8%
Loans Held for Sale:	159,592	70.1%	40,886	34.5%	25,125	32.7%	51,505	75.3%	31,363	70.7%
Total Loans	227,668	100.0%	118,506	100.0%	76,740	100.0%	68,379	100%	44,347	100.0%
Less:
Deferred Fees and Discounts	(15)		(20)		—		21		(56)
Allowance for Loan Losses	(630)		(557)		(424)		(285)		(529)
Total Loans Receivable, Net	$227,023		$117,929		$76,316		$68,115		$43,762

The following table includes a maturity profile for the loans that were outstanding at December 31, 2015, substantially all of of the Real Estate Loans and Commercial & Industrial Loans have floating or adjustable interest rates:

Due During Years Ending December 31,	Real Estate	Commercial & Industrial	Loans Held for Sale
2016	$97	$5,943	$159,592
2017-2021	678	7,945	—
2022 and following	1,048	52,365	—
Total	$1,823	$66,253	$159,592

Nonperforming Lending Related Asset

Total nonaccrual loans at December 31, 2015 decreased by $47 from December 31, 2014. The decrease included $33 for commercial owner occupied loans and $14 for commercial and industrial loans.

	As of December 31,
	2015	2014	2013	2012	2011
Non-Accruing Loans:
Commercial Real Estate - Owner Occupied	$341	$374	$403	$147	$914
Commercial and Industrial	2	16	109	94	97
Total	343	390	512	241	1,011
Accruing Loans Delinquent:
90 Days or More	—	52	—	2,581	—
Total	—	52	—	2,581	—
Restructured Loans:
Commercial Real Estate - Owner Occupied	—	—	—	—	1
Total	—	—	—	—	1
Foreclosed Assets:
Commercial Real Estate - Owner Occupied	11	111	149	68	333
Total	11	111	149	68	333
Total Non-Performing Assets	$354	$553	$661	$2,890	$1,345
Total as a Percentage of Total Assets	0.1%	0.2%	0.4%	2.1%	1.1%

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

	As of December 31,
	2015	2014	2013	2012	2011
Balance at Beginning of Period	$557	$424	$285	$529	$1,541
Charge Offs:
Commercial Real Estate - Construction	—	—	—	—	(440)
Commercial Real Estate - Owner Occupied	—	—	—	(1)	(422)
Commercial and Industrial	—	(3)	(64)	—	(727)
Total Charge Offs	—	(3)	(64)	(1)	(1,589)
Recoveries:
Commercial Real Estate - Construction	—	—	—	—	466
Commercial Real Estate - Owner Occupied	25	65	23	48	27
Commercial Real Estate - Other	44	40	44	44	44
Commercial and Industrial	54	81	216	80	32
Total Recoveries	123	186	283	172	569
Net Recoveries (Charge Offs)	123	183	219	171	(1,020)
Additions Charged to Operations	(50)	(50)	(80)	(415)	8
Balance at End of Period	$630	$557	$424	$285	$529
Ratio of Net Charge Offs During the Period to Average Loans Outstanding During the Period	0.1%	(0.2)%	(0.4)%	(0.4)%	2.6%

The distribution of WebBank's allowance for losses on loans at the dates indicated is summarized as follows:

	As of December 31,
	2015		2014		2013		2012		2011
	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans
Commercial Real Estate - Owner Occupied	$40	0.7%	$64	1.4%	$77	6.1%	$187	9.8%	$346	18.8%
Commercial Real Estate - Other	8	0.1%	12	0.2%	28	0.3%	34	0.5%	47	0.7%
Commercial and Industrial	582	29.1%	481	63.9%	319	60.9%	64	14.4%	136	9.8%
Loans Held for Sale	—	70.1%	—	34.5%	—	32.7%	—	75.3%	—	70.7%
Total Loans	$630	100%	$557	100%	$424	100%	$285	100%	$529	100%

Corporate and Other

The Corporate and Other segment consists of several consolidated subsidiaries, including DGT and the BNS Liquidating Trust, as well as various investments and cash and cash equivalents. Corporate revenues primarily consist of investment and other income, investment gains and losses and rental income. See Note 5 - "Investments" to the SPLP consolidated financial statements included elsewhere in this Form 10-K for additional information on the equity method investments and other investments classified within this segment. SPH services provides legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and similar services, to other affiliated companies.

The table below presents a summary of Corporate and Other segment operating results as reported in our consolidated financial statements:

	Year Ended December 31,
Revenue:	2015	2014	2013
Investment and other income	$711	$1,346	$665
Net investment gains	32,267	921	1,071
	32,978	2,267	1,736
Costs and expenses:
Selling, general and administrative expenses	16,700	18,494	46,677
Interest expense, net	1,169	529	338
Asset impairment charges	6,913	1,223	2,520
Other (income) expense, net	(4,336)	243	491
	20,446	20,489	50,026
Income (Loss) from continuing operations before income (loss) from equity method investments and investments held at fair value	12,532	(18,222)	(48,290)
Equity Method Investments:
Associated Companies:
MLNK	(16,743)	(22,940)	23,154
CoSine (1)	(602)	(405)	(418)
Fox & Hound Acquisition Corp. ("Fox & Hound")	—	—	(11,521)
Other	(232)	(79)	(823)
Income (Loss) from other investments - related party	361	891	(271)
Total (loss) income from equity method investments	(17,216)	(22,533)	10,121
Income (Loss) from investments held at fair value	2,793	(16,069)	811
Total segment loss	$(1,891)	$(56,824)	$(37,358)
(1) CoSine became a consolidated subsidiary in the first quarter of 2015 (see Note 3 "Acquisitions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K).

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

Investment and other income decreased by $635 or 47.2% in 2015, compared to 2014 due to higher dividends received in 2014. Investment and other income increased by $681 or 102.4% in 2014, compared to 2013 due to higher dividends received in 2014 compared to 2013.

Net investment gains in 2015 were $32,267 compared to $921 in 2014. The gains in 2015 were primarily due to gains on sales of available-for-sale securities of approximately $25,400 and a gain on our investment in CoSine of approximately $6,900 resulting from the re-measurement of our investment upon the acquisition of a majority interest in CoSine in January 2015 (see Note 3 - "Acquisitions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K). Net investment gains in 2014 were $921 compared to $1,071 in 2013. The net gains in 2014 were due to income from foreign currency instruments. The net gains in 2013 were primarily due to gains of approximately $1,200 on the sales of certain available-for-sale securities, partially offset by losses from foreign currency instruments.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of legal, accounting, audit, tax, professional fees, management fees and expense related to the Company's incentive units (see Note 16 - "Capital and Accumulated Other Comprehensive (Loss) Income" to the SPLP consolidated financial statements found elsewhere in this Form 10-K).

SG&A expenses decreased by $1,794 or 9.7% in 2015, compared to 2014, primarily due to higher service fees collected from affiliated companies, partially offset by higher employee and professional fees.

SG&A expenses decreased by $28,183 or 60.4% in 2014, compared to 2013, primarily due to lower non-cash incentive unit expense (see Note 16 - "Capital and Accumulated Other Comprehensive (Loss) Income" to the SPLP consolidated financial statements found elsewhere in this Form 10-K).

Interest Expense

Interest expense increased in 2015 compared to 2014 primarily due to higher borrowings under the credit agreement with PNC Bank, National Association (“PNC”) (the “Amended Credit Facility”). The Company began borrowing under the Amended Credit Facility in April 2014 and increased its borrowings again in January 2015 in order to fund CoSine's tender offer for API. For additional information on CoSine's acquisition of API and the credit agreement with PNC bank, see Note 3 - "Acquisitions" and Note 14 - "Debt and Capital Lease Obligations" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

Interest expense increased in 2014 compared to 2013 primarily due to borrowings under the credit agreement with PNC. In April 2014, the Company borrowed $47,500 under the Amended Credit Facility in connection with a tender offer for its common units (see Note 16 - "Capital and Accumulated Other Comprehensive (Loss) Income" to the SPLP consolidated financial statements found elsewhere in this Form 10-K).

Impairment Charges

In 2015, the Company recorded impairment charge of approximately $1,400 to adjust an asset held for sale by DGT to its net realizable value and recorded an impairment charge of approximately $5,500 related to an other-than-temporary decline in an available-for-sale security (see Note 5 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K).

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

Other income, net

Other income, net for the year ended December 31, 2015 includes a special dividend of approximately $5,500 received by CoSine from its investment in Nathan's.

Equity Method Investments

Associated Companies

As noted in the table above, the change for the year ended December 31, 2015 was primarily due to a higher decline in the fair value of MLNK in the 2014 period when compared to 2015. The change within the Corporate and Other segment in 2014 was primarily due to greater reductions in the 2014 period related to the fair value of MLNK, partially offset by the non-recurring loss recorded in 2013 related to Fox & Hound. See Note 5 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K for additional information on these equity method investments.

Income (Loss) From Other Investments - Related Party

Income from other investments - related party represents the change in fair value that we previously recognized on our 43.75% investment in each series of the SPII Liquidating Trust. The SPII Liquidating Trust has been fully liquidated as of December 31, 2015 (for additional information see Note 5 - “Investments” to the SPLP consolidated financial statements found elsewhere in this Form 10-K).

Income (Loss) From Investments Held at Fair Value
Income (Loss) from investments held at fair value for the years ended December 31, 2015, 2014 and 2013 includes income or loss that the Company recognizes on its direct investment in investment in MLNK warrants and amounts that were previously recognized on API when its was classified as an available-for-sale security and accounted for under the fair value option. API was acquired in the second quarter of 2015 and it is currently a consolidated subsidiary. For additional information on the acquisition of API and these investments, see Note 3 - "Acquisitions" and see Note 5 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.
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
For the year ended December 31, 2015 a tax benefit of 78,719 from continuing operations was recorded and for the years ended December 31, 2014 and 2013 tax provisions of $24,288 and $6,477 from continuing operations were recorded, respectively. The decrease in the effective tax rate in 2015 was primarily due to the reversal of its deferred tax valuation allowances at WFH LLC (formerly CoSine) of approximately $111,881, partially offset by the tax effect of the non-deductible portion of the goodwill impairment recorded in the fourth quarter of 2015 (see Note 19 - "Income Taxes" and Note 11 - "Goodwill and Other Intangible Assets, Net" to the SPLP financial statements found elsewhere in this Form 10-K ).
HNH
At December 31, 2015, HNH has U.S. federal net operating loss carryforwards ("NOLs") of approximately $71,300 (approximately $25,000 tax-effected), as well as certain state NOLs. Included in these amounts is approximately $47,000 of U.S. federal NOLs resulting from the JPS acquisition. The utilization of the JPS NOL is subject to certain annual limitations under the ownership change rules of Section 382 of the Internal Revenue Code. The U.S. federal NOLs expire between 2020 and 2031. Also included in deferred income tax assets are tax credit carryforwards of $7,400. HNH's 2015 tax provision from continuing and discontinued operations reflects utilization of approximately $57,300 of federal NOLs.
Steel Excel
Steel Excel had federal net operating loss carryforwards of approximately $139,100 that expire in 2022 through 2035, and domestic state net operating loss carryforwards of approximately $156,100 that expire in 2016 through 2035. Steel Excel also had federal research and development credit carryforwards of approximately $30,300 that expire in 2018 through 2029, and domestic state research and development credit carryforwards of approximately $17,700 that do not expire. Steel Excel has a valuation allowance to reserve its net deferred tax assets at December 31, 2015 and 2014.
WFHC

As discussed in Note 16 - "Capital and Accumulated Other Comprehensive (Loss) Income " to the SPLP consolidated financial statements found elsewhere in this Form 10-K, WFHC and Cosine entered into a series of transactions whereby CoSine was merged with and into WFH LLC, a newly formed wholly owned subsidiary of WFHC, which is disregarded for income tax purposes. This merger was a tax-free transaction which was completed and declared effective on December 31, 2015. WFHC is also the parent company of WebBank. The transaction is characterized as a reverse acquisition for federal income tax purposes. As a result, WFHC will elect to file a consolidated federal income tax return, which will include WebBank and the newly merged CoSine business (the "WFHC U.S. Consolidated Group"), with CoSine considered to be the parent of the consolidated group. Accordingly, the tax attributes acquired in the merger can be utilized against the taxable income of the affiliated group, generally without limitation.

At December 31, 2015, the WFHC U.S. Consolidated Group had federal NOLs of approximately of $329,600, that expire between 2018 and 2034, and state NOLs of approximately $77,500 that expire between 2016 and 2025, as well as federal and state tax credit carryforwards of $7,540. As noted above, the Company recorded tax benefits in continuing operations of approximately $111,881 associated with the reversal of its deferred tax valuation allowances. Such amount was attributable against the deferred tax asset related to the aforementioned federal NOLs. However, the Company continues to maintain a full valuation allowance (approximately $12,900) against the deferred tax assets related to the state NOLs and tax credit carryforwards given its judgment about the realizability of the associated deferred tax assets.

API

As discussed in Note 3 - "Acquisitions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K, CoSine obtained control over the operations of API on April 17, 2015 and SPLP began consolidating the operations of API. As of December 31, 2015 API had approximately $7,533 of non-U.S. NOLs that do not expire, of which a valuation allowance to reserve of a significant portion of the associated deferred tax assets exists at December 31, 2015. In addition, U.S. subsidiaries of API had approximately $8,563 of federal NOLs that are scheduled to expire from 2022 to 2035. Included in the federal net operating loss carryforwards is approximately $7,665 that are subject to certain annual limitations under the change of ownership rules of Internal Revenue Section 382. API has a valuation allowance to reserve the entire amount of the deferred tax assets associated with the federal NOLs at December 31, 2015.

DGT
At October 31, 2015, DGT had $31,961 of federal net operating loss carryforwards that are scheduled to expire between 2020 to 2035. DGT also had various state net operating loss carryforwards of $25,807 that expire at various times between 2018 and 2035. DGT has a valuation allowance to reserve the entire amount of the deferred tax assets associated with its federal and state NOLs at December 31, 2015. As described in Note 1 - “Nature of the Business and Basis of Presentation” included in the SPLP consolidated financial statements found elsewhere this Form 10-K, the Consolidated Balance Sheet as of and for the twelve months ended December 31, 2015 includes DGT’s activity as of and for its twelve months ended October 31, 2015.

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
Cash Flow Summary

	Year Ended December 31,
	2015	2014	2013
Net cash (used in) provided by operating activities	$(15,753)	$78,033	$94,952
Net cash provided by (used in) investing activities	64,539	(63,058)	(154,322)
Net cash (used in) provided by by financing activities	(51,192)	(29,667)	65,450
Change in period	$(2,406)	$(14,692)	$6,080

Cash Flows from Operating Activities

Net cash used in operating activities for the twelve months ended December 31, 2015 was $15,753. Net income from continuing operations of $70,311 was impacted by certain non-cash items and an increase of $113,175 relating to changes in certain operating assets and liabilities. Of this increase, $118,706 was from an increase in loans held for sale, $23,504 was from a decrease in accounts payable and accrued and other liabilities and $666 was from an increase in prepaid and other assets. These operating asset and liability increases were partially offset by a $17,167 decrease in accounts receivable and a $12,534 decrease in inventories. Net cash used in operating activities was also impacted by $2,254 in cash used in operating activities of discontinued operations.

Net cash provided by operating activities for the twelve months ended December 31, 2014 was $78,033. Net loss from continuing operations of $17,572 was impacted by certain non-cash items and an increase of $43,581 relating to changes in certain operating assets and liabilities. Of this increase, $21,172 was from a decrease in accounts payable and accrued and other liabilities, $17,251 was due to an increase on loans held for sale, $3,268 was from an increase in accounts receivable and $4,697 was from an increase in inventories, partially offset by a decrease of $2,807 in prepaid and other assets. Net cash provided by operating activities was also impacted by $18,588 in cash provided by operating activities of discontinued operations.

Net cash provided by operating activities for the twelve months ended December 31, 2013 was $94,952. Net income from continuing operations of $38,374 was impacted by certain non-cash items and a decrease of $11,125 relating to changes in certain operating assets and liabilities. Of this decrease, $26,379 was due to a decrease in loans held for sale, $8,672 was from an decrease in accounts receivable and $2,812 was from an decrease in inventories, partially offset by $25,107 from a decrease in accounts payable and accrued and other liabilities and $1,631 increase in prepaid and other assets. Net cash provided by operating activities was also impacted by $9,699 in cash provided by operating activities of discontinued operations.

Cash Flows from Investing Activities

Net cash provided by investing activities for the twelve months ended December 31, 2015 was $64,539. Significant items included proceeds received from HNH's sale of Arlon of $155,517, net proceeds from investments of $42,623 and proceeds from the sale of assets of $10,657. The net proceeds from sales of investments were primarily due to CoSine's sale of Nathan's shares and net proceeds from investment sales by Steel Excel. In addition, cash flows from investing activities were impacted by purchases of property plant and equipment of $23,252, acquisitions of $116,135, primarily due to the API and JPS acquisitions, and additional investments in associated companies, primarily MLNK, of $7,607.

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

Cash Flows from Financing Activities

Net cash used in financing activities for the twelve months ended December 31, 2015 was $51,192. This was due primarily to net revolver payments of of $66,368, repayments of term loans of $38,519, subsidiary's purchases of the Company's common units of $17,323, purchases of SPLP common units of $1,917 and subsidiary's purchases of their common stock of
$17,031, partially offset by a net increase in deposits of $87,312.

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

LIQUIDITY AND CAPITAL RESOURCES

Holding Company

SPLP (excluding its operating subsidiaries, the “Holding Company”) is a global diversified holding company whose assets principally consist of the stock of its direct subsidiaries, non-controlling investments in equity securities, and cash and cash equivalents. Its principal potential sources of funds are available cash resources, borrowings, public and private capital market transactions, distributions or dividends from subsidiaries and/or investments, as well as dispositions of existing businesses and investments. The Holding Company’s investments are subject to changes that may result in amounts realized from any future sales that are at times significantly different from the value we are reporting at December 31, 2015. These investments, including those accounted for under the equity method, can be impacted by market conditions, changes in the specific business environments of our investees or by the underlying performance of these businesses.

In addition to cash and cash equivalents, the Holding Company considers certain investments at fair value included in its consolidated balance sheet as being generally available to meet its liquidity needs. These investments are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a reasonable period of time. As of December 31, 2015, the Holding Company had cash and cash equivalents of approximately $7,000 and investments of approximately $120,000. Approximately $117,000 of the Holding Company's investments are either pledged as collateral under the Amended Credit Facility with PNC or restricted.

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

The Holding Company and its operating businesses may use their available liquidity to make acquisitions of new businesses and other investments, but the timing and cost of any future investments cannot be predicted. The Company may seek external debt or equity financing and will rely on its existing liquidity to fund corporate overhead expenses and new acquisition opportunities. It may also dispose of existing businesses and investments. At December 31, 2015, the Holding Company and its consolidated subsidiaries had, in the aggregate, cash and cash equivalents of $185,852 available for operations in the ordinary course of business and for the acquisition of interests in businesses.

On September 28, 2015, the Company amended the Amended Credit Facility with PNC, as administrative agent for the lenders thereunder. The Amended Credit Facility provides for a revolving credit facility with borrowing availability of up to $105,000, and increases the applicable margin from 1.50% to 1.625%. Amounts outstanding under the Amended Credit Facility bear interest at SPLP's option at either the Base Rate, as defined, plus 0.625% or LIBOR plus the applicable margin under the loan agreement of 1.625%, and are collateralized by first priority security interests of certain of the Company's deposit accounts and publicly traded securities. The pledged collateral of approximately $371,300 includes SPLP's investments in publicly traded securities, including investments in majority-owned, consolidated subsidiaries. The average interest rate on the Amended Credit Facility was 2.15% as of December 31, 2015. The Amended Credit Facility requires a commitment fee to be paid on unused borrowings and also contains customary affirmative and negative covenants, including a minimum cash balance covenant, restrictions against the payment of dividends and customary events of default. Any amounts outstanding under the Amended Credit Facility are due and payable in full on October 23, 2017. The Amended Credit Facility also includes provisions for the issuance of letters of credit up to $10,000, with any such issuances reducing total borrowing availability. The amounts outstanding under the Amended Credit Facility were $75,140 and $33,788 as of December 31, 2015 and December 31, 2014, respectively. The Company has an outstanding letter of credit of approximately $893 at December 31, 2015.

Discussion of Segment Liquidity and Capital Resources

HNH

HNH's principal source of liquidity is its cash flows from operations. As of December 31, 2015, HNH’s current assets totaled $190,202, its current liabilities totaled $70,956, and its working capital was $119,246, as compared to working capital of $181,083 as of December 31, 2014.

HNH generated $58,335 of positive cash flow from operating activities in the twelve months ended December 31, 2015 and $50,689 of positive cash flow from operating activities in the comparable 2014 period. SPLP's consolidated financial statements reflect pre-tax income from continuing operations of $41,773 and $39,428 relating to HNH for the twelve months ended December 31, 2015 and 2014, respectively.

HNH's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, the parent company, subject to certain exceptions including required pension payments to the WHX Pension Plan. HNH does not expect these restrictions to have an impact on it's ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. HNH expects to have required minimum contributions to the WHX Pension Plan of $16,100, $27,500, $32,900, $33,200, $32,000 and $82,900 in 2016, 2017, 2018, 2019, 2020 and for the five years thereafter, respectively. For the JPS Pension Plan, the Company expects to have required minimum pension plan contributions of $400, $6,800, $9,100, $5,600, $3,300 and $9,600 in 2016, 2017, 2018, 2019, 2020 and for the five years thereafter, respectively, which will be made by H&H Group. Such required future contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described above, as well as other changes such as any plan termination or other acceleration events.

HNH believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. On August 29, 2014, H&H Group entered into an amended and restated senior credit agreement, which provides for an up to $365,000 senior secured revolving credit facility. As of December 31, 2015, H&H Group's availability under its senior secured revolving credit facility was $183,200. On October 5, 2015, a subsidiary of H&H refinanced an outstanding mortgage note, which had an original maturity in October 2015. Under the terms of the revised agreement, the subsidiary paid down $700 of the original outstanding principal balance. The remaining outstanding principal balance of $5,400 was refinanced and will be repaid in equal monthly installments totaling $400 per year over the next five years, with a final principal payment of $3,600 due at maturity of the loan in October 2020. HNH's ability to satisfy its debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets in which it operates, as well as financial, business and other factors, some of which are beyond its control. In addition, HNH's senior secured revolving credit facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants. There can be no assurances that H&H Group will continue to have access to its lines of credit if its financial performance does not satisfy the financial covenants set forth in the financing agreements. If H&H Group does not meet certain of its financial covenants, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

HNH's management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements, using the Steel Business System, throughout all of HNH's operations to increase sales and operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions and (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets. HNH continues to examine all of its options and strategies, including acquisitions, divestitures and other corporate transactions, to increase cash flow and stockholder value. On February 5, 2016, HNH delivered a letter to SLI formally proposing to acquire all the outstanding shares of the SLI for a cash purchase price of $35.50 per share, or approximately $140,600 in total, subject to limited confirmatory due diligence.

Steel Excel

As of December 31, 2015, Steel Excel's working capital was $153,987. Steel Excel's principal source of liquidity is cash, cash equivalents and marketable securities on hand.

At December 31, 2015, Steel Excel had $127,896 in cash, cash equivalents and marketable securities. The marketable securities included short-term deposits, corporate debt, equity instruments and mutual funds. In the future, Steel Excel may make additional acquisitions of businesses, and may use a significant portion of its available cash balances for such acquisitions or for working capital needs thereafter.

Steel Excel's credit agreement, entered into in July 2013 and amended in December 2013 (the “Amended Credit Agreement”), with Wells Fargo Bank National Association, RBS Citizens, N.A., and Comerica Bank provided for a borrowing capacity of $105,000 consisting of a $95,000 secured term loan (the “Term Loan”) and up to $10,000 in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. At December 31, 2015 Steel Excel had $7,200 of borrowing capacity under the Revolving Loans, all of which was available as no Revolving Loans were outstanding. At December 31, 2015, Steel Excel had $42,900 outstanding under the Term Loan.

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

The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3,300 and a balloon payment due on the maturity date. In December 2015, Steel Excel made a prepayment of $23,100 on the Term Loan, with the prepayment applied to the next seven quarterly installments. Steel Excel recognized a loss on extinguishment of $100 in connection with the prepayment from the write off of unamortized debt issuance costs, which was reported as a component of "Other income, net" in the consolidated statement of operations for the year ended December 31, 2015.

Borrowings under the Amended Credit Agreement bear interest at annual rates of either (i) the Base Rate plus an applicable margin of 1.50% to 2.25% or (ii) LIBOR plus an applicable margin of 2.50% to 3.25%. The “Base Rate” is the greatest of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) the one-month LIBOR plus 1.0%. The applicable margin for both Base Rate and LIBOR is determined based on the leverage ratio calculated in accordance with the Amended Credit Agreement. LIBOR-based borrowings are available for interest periods of one, three, or six months. In addition, Steel Excel is required to pay commitment fees of between 0.375%and 0.50% per annum on the daily unused amount of the Revolving Loans.

The Amended Credit Agreement contains certain financial covenants, including (i) a leverage ratio not to exceed
2.75:1 for quarterly periods through June 30, 2017, and 2.5:1 thereafter and (ii) a fixed charge coverage ratio of 1.15:1 for quarterly periods through December 31, 2016, and 1.25:1 thereafter. The Company was in compliance with all financial covenants as of December 31, 2015.

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

Steel Excel believes that its cash balances will be sufficient to satisfy its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Steel Excel anticipates making additional acquisitions and investments, and they may be required to use a significant portion of their available cash balances for such acquisitions and investments or for working capital needs thereafter. The consummation of additional acquisitions, prevailing economic conditions, and financial, business and other factors beyond its control could adversely affect Steel Excel's estimates of their future cash requirements. As such, Steel Excel could be required to fund its cash requirements by alternative financing. In these instances, Steel Excel may seek to raise such additional funds through public or private equity or debt financings or from other sources. As a result, Steel Excel may not be able to obtain adequate or favorable equity financing, if needed. Any equity financing Steel Excel obtains may dilute existing ownership interests, and any debt financing could contain covenants that impose limitations on the conduct of Steel Excel's business. There can be no assurance that additional financing, if needed, would be available on terms acceptable to Steel Excel or at all.

WFH LLC (formerly CoSine)

At December 31, 2015, WFH LLC's working capital was approximately $12,500 and it had cash and cash equivalents of approximately $25,300. Prior to the acquisition of API in the second quarter of 2015, WFH LLC (formerly CoSine) was a company with with operating expenses looking to deploy its capital. For additional information on SPLP's acquisitions of CoSine and API, see Note - 3 "Acquisitions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

API, in the United Kingdom, has a multi-currency revolving agreement of £13,500 (approximately $19,980) with HSBC Bank plc ("HSBC") that expires on December 31, 2017. At December 31, 2015, approximately $16,280 was outstanding under the facility. The interest rate on the borrowings under the UK facility was 2.60% at December 31, 2015. These borrowings are secured by certain UK assets which totaled approximately $56,388 at December 31, 2015 and include certain debt covenants including leverage and interest cover. API was in compliance with all covenants at December 31, 2015.

API also has a revolving facility with HSBC in the U.S that expires in June 2018, with availability up to approximately $4,635 as of December 31, 2015. At December 31, 2015, $2,513 was outstanding under the facility at an interest rate of 3.24%. The facility is secured against certain property, plant & equipment, inventories and receivables which totaled approximately $18,100 at December 31, 2015. API received a temporary waiver after failing to meet one of the debt covenants under this facility as of September 30, 2015. The facility was amended in October 2015 to modify and add certain covenants and provisions that will be in place until until June 30, 2016. In addition API has certain term loans for equipment with HSBC and Wells Fargo Bank for approximately $2,664. The loan with Wells Fargo Bank had an interest rate of 4.26% at December 31, 2015. This loan is secured over the related equipment.

WebBank

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations such as certificate of deposit maturities and to fund customer credit needs. WebBank had $80,226 and $96,829 in cash at the Federal Reserve Bank and in its Fed Funds account at its correspondent bank at December 31, 2015 and 2014, respectively. WebBank had $17,400 in lines of credit from its correspondent banks at December 31, 2015 and 2014. WebBank had $38,667 and $42,011 available from the Federal Reserve discount window at December 31, 2015 and 2014, respectively. WebBank had a total of $136,293 and $156,240 in cash, lines of credit, and access to the Federal Reserve Bank discount window at December 31, 2015 and 2014, respectively, which represents approximately 43% and 69%, respectively, of WebBank's total assets.
DGT
At October 31, 2015, its most recent fiscal period, DGT had approximately $10,191 in cash and cash equivalents and approximately $51,091 of investments. DGT's operations currently consist of investments, and general and administrative expenses and one building which is held for sale at December 31, 2015.

Contractual Commitments and Contingencies

Our consolidated contractual obligations as of December 31, 2015 are identified in the table below:

	Payments Due By Period
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter	Total
Debt obligations	$3,463	$141,089	$95,086	$—	$239,638
Estimated interest expense (1)	5,931	8,710	1,698	—	16,339
Deposits (2)	155,112	97,060	—	—	252,172
Operating lease obligations	8,075	12,030	8,881	9,355	38,341
Capital lease obligations	1,028	1,899	—	—	2,927
Deferred compensation	3,546	7,519	—	—	11,065
Capital expenditures	92	—	—	—	92
Purchase obligations	6,470	—	—	—	6,470
Minimum pension contributions (3)	17,536	78,372	76,172	93,536	265,616
Total	$201,253	$346,679	$181,837	$102,891	$832,660
(1) The interest rates for the estimated interest expense were based on interest rates at December 31, 2015.
(2) Excludes interest.
(3) Represents total expected required minimum pension plan contributions to the WHX Pension Plan, the JPS Pension Plan and the API Plan for 2016, 2017, 2018, 2019, 2020 and for the five years thereafter. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described elsewhere in this Annual Report on Form 10-K, as well as other changes such as any plan termination or other acceleration events.

Environmental Liabilities

Certain of BNS' and HNH's facilities are environmentally impaired. BNS and HNH have estimated their liability to remediate these sites to be $3,922 and $3,822, respectively, at December 31, 2015. For further discussion regarding these commitments, among others, see Note 21, “Commitments and Contingencies,” to the SPLP consolidated financial statements found elsewhere in this Form 10-K.
Deposits
Deposits at WebBank at December 31, 2015, and 2014 were as follows:

	2015	2014
Current	$155,112	$87,804
Long-term	97,060	77,056
Total	$252,172	$164,860
The increase in deposits at December 31, 2015 compared with 2014 is due to WebBank's asset growth. The average original maturity for time deposits at December 31, 2015 was 29 months compared with 30 months at December 31, 2014.
The following table details the maturity of time deposits as of December 31, 2015:

	Maturity
	< 3 Months	3 to 6 Months	6 to 12 Months	> 12 Months	Total
	(Dollars in Thousands)

Certificate of Deposits less than $100	$9,999	$10,538	$24,772	$97,060	$142,369
Certificate of Deposits of $100 or more	4,128	9,723	12,531	—	26,382
Total Certificates of Deposits	$14,127	$20,261	$37,303	$97,060	$168,751
Off-Balance Sheet Risk
It is not the Company's usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of HNH's Joining Materials business choose to do business on a “pool” basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in HNH's balance sheet. As of December 31, 2015, customer metal in H&H's custody consisted of 160,363 ounces of silver, 535 ounces of gold, and 1,391 ounces of palladium. The market value per ounce of silver, gold and palladium as of December 31, 2015 was $13.86, $1,062.25, and $547.00, respectively.
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
At December 31, 2015 and 2014, WebBank's undisbursed commitments under these instruments totaled $80,667 and $82,788, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without the credit being extended, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each prospective borrower's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by WebBank upon extension of credit is based on management's credit evaluation of the borrower and WebBank's counterparty.

Critical Accounting Policies
A summary of our accounting policies is set forth in Note 2 - "Summary of Significant Accounting Policies" to the SPLP consolidated financial statements found elsewhere in this Form 10-K. In our view, the policies that involve the most subjective judgment or that have the potential to materially affect our financial statements are set forth below.
Marketable Securities and Long-Term Investments
Marketable securities are classified as available-for-sale and consist of short-term deposits, corporate debt and equity instruments, and mutual funds. The Company classifies its Marketable securities as current assets based on the nature of the securities and their availability for use in current operations. Long-term investments consist of available-for-sale securities and equity method investments. Held-to-maturity securities are classified in Other non-current assets. SPLP determines the appropriate classifications of its investments at the acquisition date and re-evaluates the classifications at each balance sheet date.

•
Available-for-sale securities are reported at fair value, with unrealized gains and losses recognized in Accumulated other comprehensive income (loss) as a separate component of SPLP's Partners' capital.

•
Associated companies represent equity method investments in companies where our ownership is between 20% and 50% of the outstanding equity and the Company has the ability to exercise influence, but not control, over the investee. For equity method investments where the fair value option has been elected, unrealized gains and losses are reported in the consolidated statement of operations as part of income (loss) from equity method investments and includes income (loss) of certain associated companies and income (loss) from other investments - related party. For the equity method investments where the fair value option has not been elected, SPLP records the investment at cost and subsequently increases or decreases the investment by its proportionate share of the net income or losses and other comprehensive income of the investee.

•	Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

Dividend and interest income is recognized when earned. Realized gains and losses on available-for-sale securities are included in earnings and are derived using the specific-identification method. Commission expense is recorded as a reduction of sales proceeds on investment sales. Commission expense on purchases is included in the cost of investments in the consolidated balance sheets.
Other Than Temporary Impairment
If the Company believes a decline in the market value of any available-for-sale, equity method or held-to-maturity security below cost is other than temporary, a loss is charged to earnings, which establishes a new cost basis for the security. Impairment losses are included in Asset impairment charges in the consolidated statements of operations. SPLP's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the length of time expected for recovery, the financial condition of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, the ability and intent to hold investments to maturity, and other factors specific to the individual investment. Specifically, for held-to-maturity securities, the Company considers whether it plans to sell the security or it is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost. The credit component of an other-than-temporary impairment loss is recognized in earnings and the non-credit component is recognized in Accumulated other comprehensive (loss) income in situations where the Company does not intend to sell the security and it is more likely-than-not that the Company will not be required to sell the security prior to recovery. If there is an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity, the Company writes down the security to fair value with a corresponding credit loss portion charged to earnings, and the non-credit portion being charged to Accumulated other comprehensive (loss) income. SPLP's assessment involves a high degree of judgment and accordingly, actual results may differ materially from those estimates and judgments. Based on their respective balances as of December 31, 2015, we estimate that in the event of a 10% adverse change in the fair values of our marketable securities and long-term investments, the fair values would decrease by approximately $8,100 and $16,700, respectively. For additional information on other-than-temporary impairments recorded on available-for-sale securities, see Note 5 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

Goodwill and Other Intangible Assets, Net
Goodwill, which is not amortized, represents the difference between the purchase price and the fair value of identifiable net assets acquired in a business combination. We review goodwill for impairment indicators throughout the year and test for impairment annually in the fourth quarter. Under ASC 350, an entity can choose between two testing approaches:
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

b. Step 1 or Quantitative approach - The fair value of a reporting unit is calculated and compared with its carrying amount. There are several methods that may be used to estimate a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques, including, but not limited to, discounted projected future net earnings or net cash flows and multiples of earnings. If the fair value of a reporting unit exceeds its carrying amount, there is no indication of impairment and further testing is not required. If the carrying amount of a reporting unit exceeds its fair value, then a second step of testing is required (“Step 2”). The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

For 2015, the Company utilized a qualitative approach for three of its reporting units to assess its goodwill as of its most recent assessment date and used the quantitative approach to test the goodwill of one of its reporting units, Energy. During 2015, the adverse effect on the Energy business of declining oil prices resulted in a goodwill impairment charge of $19,571 recorded by our Energy segment. We estimated the fair value of our Energy segment based on valuations, which relied on certain assumptions we made including projections of future revenues based on assumed long-term growth rates, estimated costs, and the appropriate discount rates. The estimates we used for long-term revenue growth and future costs are based on historical data, various internal estimates, and a variety of external sources, and were developed as part our long-range assessment of our Energy business given the recent developments in the oil services industry. After the impairment charge, the carrying value of the goodwill in the Energy segment was $0 at December 31, 2015. In 2014 and 2013 we recorded goodwill impairments of approximately $41,450 and $3,600, respectively, in our energy segment. The 2013 amount was recorded in discontinued operations.

Other intangible assets with indefinite lives are not amortized, while other intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with finite lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable (see "Long-Lived Asset Testing" below). In 2015 and 2014, the adverse effect on the Energy business of declining oil prices resulted in the need for the Company to assess the recoverability of certain of its finite-lived intangible assets and property and equipment in its Energy segment. The undiscounted cash flows expected to be generated by such assets exceeded SPLP's basis in their carrying value, and therefore the Company has not recognized any impairment charges on its long-lived assets in its Energy segment. A change in the business climate in the Company's Energy segment in future periods, including an inability to effectively integrate new businesses in which significant investments have been made or a general downturn in the Company’s Energy segment could lead to a required assessment of the recoverability of the long-lived assets in its Energy segment, which may subsequently result in an impairment charge.
Intangible assets with indefinite lives, which are only within the Diversified Industrial segment, are tested for impairment at least annually, or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. ASC 360 affords the same two testing approaches for indefinite lived intangibles as for goodwill. For 2015, the Company utilized a qualitative approach to assess its intangible assets with indefinite lives as of its most recent assessment date, and the results indicated no impairments in 2015.

Long-Lived Asset Testing
The Company estimates the depreciable lives of property, plant and equipment, and reviews long-lived assets for impairment whenever events, or changes in circumstances, indicate the carrying amount of such assets may not be recoverable. If the carrying values of the long-lived assets exceed the sum of the undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying values exceeds their fair values.    The Company performs such assessments at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally at the plant level or the reporting unit level, dependent on the level of interdependencies in the Company's operations. Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.
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
Income Taxes
As a limited partnership, we are generally not responsible for federal and state income taxes and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. Our subsidiaries that are corporate subsidiaries are subject to federal and state income taxes. The table in Note 19 - “Income Taxes” to the SPLP consolidated financial statements, found elsewhere in this Form 10-K, reconciles a hypothetical calculation of federal income taxes based on the federal statutory rate of 35% applied to the income or loss from continuing operations before income taxes and associated companies. The tax effect of income passed through to common unitholders is subtracted from the hypothetical calculation.
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
At December 31, 2015, marketable securities aggregated approximately $80,842, of which $55,579 represented mutual funds and corporate equities which are reported at fair value. In addition, financial instrument obligations aggregated $21,639 at December 31, 2015. A change in the equity price of these securities would result in a change in value of such securities in future periods.
Included in the Company's Long-term investments are available-for-sale equity securities and certain associated company investments which are both subject to equity price risk.

•
The available-for-sale securities are recorded in the balance sheet at an aggregate fair value of $66,042 (see Note 5 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K). A change in the equity price of these securities would result in a change in value of such securities in future periods.

•
The Company's associated company investments include its investments in ModusLink, SLI, Aviat and API Tech, for which it has elected the fair value option. At December 31, 2015, these investments are carried at a total fair value of $94,532 (see Note 5 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K). A change in the equity price of our investment in these securities would result in a change in value of such securities and would impact our results in future periods.

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
At December 31, 2015, HNH's portfolio of long-term debt was comprised primarily of variable rate instruments. Accordingly, the fair value of such instruments may be relatively sensitive to effects of interest rate fluctuations. An increase or decrease in interest expense from a 1% change in interest rates would be approximately $1,000 on an annual basis based on HNH's total debt outstanding as of December 31, 2015. In addition, the fair value of such instruments is also affected by investors' assessments of the risks associated with industries in which HNH operates, as well as its overall creditworthiness and ability to satisfy such obligations upon their maturity. To manage their interest rate risk exposure, HNH entered into two interest rate swap agreements to reduce our exposure to interest rate fluctuations. The terms of these agreements are described in Note 14 - "Debt and Capital Lease Obligations" to the SPLP consolidated financial statements found elsewhere in this Form 10-K. The swap agreements expired in February 2016.
A reduction in long-term interest rates could also materially increase HNH's cash funding obligations to its pension and and other post-retirement benefit plans.
Steel Excel
Steel Excel is exposed to interest rate risk in connection with its borrowings under a credit facility that aggregated $42,900 at December 31, 2015. Interest rates on funds borrowed under the credit facility vary based on changes to the prime rate, LIBOR, or the Federal Funds Rate. A change in interest rates of 1.0% would result in an annual change in income before taxes of $400 based on the outstanding balance under the credit facility at December 31, 2015.

Steel Excel is also exposed to interest rate risk related to certain of its investments in marketable securities. At December 31, 2015, Steel Excel's marketable securities aggregated $80,842, of which $25,263 represented corporate obligations that pay a fixed rate of interest and are reported at fair value. A change in interest rates would result in a change in the value of such securities in future periods. Although a change in interest rates in future periods will not affect the amount of interest income earned on the specific securities held at December 31, 2015, a change in interest rates of 1.0% would result in an annual change in income before taxes of $300 in future periods if comparable amounts were invested in similar securities.
Risks Relating to Commodity Prices
In the normal course of business, HNH and its subsidiaries are exposed to market risk or price fluctuations related to the purchase of electricity, natural gas, fuel and petroleum-based commodities, including adhesives, and other products, such as yarns, precious metals, steel products and certain non-ferrous metals used as raw materials. HNH is also exposed to the effects of price fluctuations on the value of its commodity inventories, in particular, its precious metal inventory. The raw materials and energy which we use are largely commodities, subject to price volatility caused by changes in global supply and demand and governmental controls.
HNH's market risk strategy has generally been to obtain competitive prices for its products and services, sourced from more than one vendor, and allow operating results to reflect market price movements dictated by supply and demand.
HNH enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts. The Company's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price changes in these commodities or markets could negatively impact HNH's earnings. Certain of these derivatives are not designated as accounting hedges under Accounting Standards Codification Subtopic 815-10, Derivatives and Hedging. As of December 31, 2015, HNH had entered into forward contracts, with settlement dates through January 2016, for silver with a total value of $8,900, for gold with a total value of $500, for copper with a total value of $800 and for tin with a total value of $500. There were no futures contracts outstanding at December 31, 2015.
Certain customers and suppliers of HNH choose to do business on a “pool” basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form ("customer metal") or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in the Company's Consolidated Balance Sheets. As of December 31, 2015, customer metal in H&H's custody consisted of 160,363 ounces of silver, 535 ounces of gold, and 1,391 ounces of palladium.
To the extent that we have not mitigated our exposure to rising raw material and energy prices, we may not be able to increase our prices to our customers to offset such potential raw material or energy price increases, which could have a material adverse effect on our results of operations and operating cash flows.

Risks Relating to Foreign Currency Exchange
The Company, primarily through its HNH and Cosine/API subsidiary, manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Asia, Europe, Canada and Mexico. The Company is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar. HNH has not generally used derivative instruments to manage these specific risks, however API enters into foreign currency forward contracts to hedge its receivables and payables denominated in other currencies. In addition, API enters into foreign currency forward contracts to hedge the value of its future sales denominated in Euros and the value of its future purchases denominated in U.S. dollars.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Steel Partners Holdings L.P.
New York, New York

We have audited the accompanying consolidated balance sheets of Steel Partners Holdings L.P. and subsidiaries (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), changes in capital and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steel Partners Holdings L.P. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steel Partners Holdings L.P.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Steel Partners Holdings L.P.
New York, New York
We have audited Steel Partners Holdings L.P.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steel Partners Holdings L.P.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Item 9A, "Management's Report on Internal Control Over Financial Reporting", management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CoSine Communications, Inc., which was acquired on January 20, 2015, API Group plc, which was acquired on April 17, 2015, and JPS Industries, Inc., which was acquired on July 2, 2015, which are included in the consolidated balance sheet of Steel Partners L.P. as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in capital and cash flows for the year then ended. These companies constituted 22% of total assets as of December 31, 2015 and 17% of net sales for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of these companies because of the timing of the acquisitions which were completed on January 20, 2015, April 17, 2015 and July 2, 2015. Our audit of internal control over financial reporting of Steel Partners Holdings L.P. also did not include an evaluation of the internal control over financial reporting of CoSine Communications, Inc., API Group plc or JPS Industries, Inc.
In our opinion, Steel Partners Holdings L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steel Partners Holdings L.P. as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), changes in capital and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
New York, New York
March 11, 2016

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands, except common units)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$185,852	$188,983
Restricted cash	21,644	21,311
Marketable securities	80,842	138,457
Trade and other receivables (net of allowance for doubtful accounts of $1,945 in 2015 and $2,149 in 2014)	114,215	87,440
Receivable from related parties	1,722	838
Loans receivable, including loans held for sale of $159,592 and $40,886, respectively	164,987	41,547
Inventories, net	102,267	64,084
Prepaid and other current assets	45,396	15,082
Assets of discontinued operations	2,549	76,418
Total current assets	719,474	634,160
Long-term loans receivable, net	62,036	76,382
Goodwill	101,853	45,951
Other intangible assets, net	138,963	118,550
Deferred tax assets - non-current	212,894	74,155
Other non-current assets	26,937	45,034
Property, plant and equipment, net	255,402	184,314
Long-term investments	167,214	311,951
Total Assets	$1,684,773	$1,490,497
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$59,992	$34,686
Accrued liabilities	60,802	41,133
Financial instruments	21,639	21,311
Deposits	155,112	87,804
Payable to related parties	704	3,404
Short-term debt	1,269	602
Current portion of long-term debt	2,176	19,535
Other current liabilities	19,105	8,250
Liabilities of discontinued operations	450	13,201
Total current liabilities	321,249	229,926
Long-term deposits	97,060	77,056
Long-term debt	235,913	295,707
Accrued pension liability	276,525	208,390
Deferred tax liabilities - non-current	4,759	3,796
Other liabilities	8,905	11,516
Total Liabilities	944,411	826,391
Commitments and Contingencies	—	—
Capital:
Partners’ capital common units: 26,632,689 and 27,566,200 issued and outstanding (after deducting 10,055,224 and 8,964,049 held in treasury, at cost of $157,603 and $138,363) at December 31, 2015 and December 31, 2014, respectively	612,302	492,054
Accumulated other comprehensive (loss) income	(54,268)	2,805
Total Partners’ Capital	558,034	494,859
Noncontrolling interests in consolidated entities	182,328	169,247
Total Capital	740,362	664,106
Total Liabilities and Capital	$1,684,773	$1,490,497

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(in thousands, except common units and per common unit data)

	Year Ended December 31,
	2015	2014	2013
Revenue
Diversified industrial net sales	$763,009	$600,468	$571,164
Energy net sales	132,620	210,148	120,029
Financial services revenue	69,430	36,647	28,185
Investment and other income	711	1,346	665
Net investment gains	32,267	921	1,071
Total revenue	998,037	849,530	721,114
Costs and expenses
Cost of goods sold	670,047	588,209	496,757
Selling, general and administrative expenses	230,199	188,355	202,121
Goodwill impairment	19,571	41,450	—
Asset impairment charges	68,092	2,537	2,689
Finance interest expense	1,450	815	698
Recovery of loan losses	(50)	(50)	(80)
Interest expense	8,862	11,073	10,454
Realized and unrealized gain on derivatives	(588)	(1,307)	(1,195)
Other income, net	(22,915)	(6,825)	(6,855)
Total costs and expenses	974,668	824,257	704,589
Income from continuing operations before income taxes and equity method income (loss)	23,369	25,273	16,525
Income tax (benefit) provision	(78,719)	24,288	6,477
Income (loss) from equity method investments and investments held at fair value:
(Loss) Income of associated companies, net of taxes	(34,931)	(3,379)	27,786
Income (Loss) from other investments - related party	361	891	(271)
Income (Loss) from investments held at fair value	2,793	(16,069)	811
Net income (loss) from continuing operations	70,311	(17,572)	38,374
Discontinued operations:
Income (Loss) from discontinued operations, net of taxes	565	10,262	(227)
Gain on sale of discontinued operations, net of taxes	85,692	42	6,673
Income from discontinued operations	86,257	10,304	6,446
Net income (loss)	156,568	(7,268)	44,820
Net loss (income) attributable to noncontrolling interests in consolidated entities:
Continuing operations	10,875	3,882	(23,227)
Discontinued operations	(30,708)	(4,169)	(2,133)
	(19,833)	(287)	(25,360)
Net income (loss) attributable to common unitholders	$136,735	$(7,555)	$19,460
Net income (loss) per common unit - basic
Net income (loss) from continuing operations	$2.97	$(0.48)	$0.51
Net income from discontinued operations	2.03	0.21	0.14
Net income (loss) attributable to common unitholders	$5.00	$(0.27)	$0.65
Net income (loss) per common unit - diluted
Net income (loss) from continuing operations	$2.96	$(0.48)	$0.49
Net income from discontinued operations	2.02	0.21	0.14
Net income (loss) attributable to common unitholders	$4.98	$(0.27)	$0.63
Weighted average number of common units outstanding - basic	27,317,974	28,710,220	29,912,993
Weighted average number of common units outstanding - diluted	27,442,308	28,710,220	30,798,113

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2015	2014	2013

Net income (loss)	$156,568	$(7,268)	$44,820
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on available for sale securities, net of tax	(31,321)	(5,828)	57,258
Reclassification of unrealized losses (gains) on available-for-sale securities, net of tax (a)	4,932	(5,484)	(13,065)
	(26,389)	(11,312)	44,193
Gross unrealized losses on derivative financial instruments	(1,757)	—	—
Currency translation adjustments	(3,950)	(2,090)	115
Reclassification of currency translation adjustments (b)	—	—	(2,927)
	(3,950)	(2,090)	(2,812)
Change in net pension liability and post-retirement benefit obligations, net of tax	(25,839)	(55,412)	39,147
Other comprehensive (loss) income	(57,935)	(68,814)	80,528
Comprehensive income (loss)	98,633	(76,082)	125,348
Comprehensive (income) loss attributable to non-controlling interests	(17,032)	29,748	(46,442)
Comprehensive income (loss) attributable to common unit holders	$81,601	$(46,334)	$78,906

Tax (benefit) provision on gross unrealized gains and losses on available-for-sale securities	$(17,514)	$—	$7,531
Tax provision (benefit) on reclassification of unrealized gains and losses on available-for-sale securities	$19,416	$—	$(966)
Tax (benefit) provision on change in pension and other post-retirement benefit obligations	$(15,429)	$(33,993)	$28,773
Tax benefit on change in currency translation adjustment	$(235)	$—	$—
(a) For the year ended December 31, 2015, pre-tax net unrealized holding losses of $54,011 were reclassified to Asset impairment charges and Other income, net, respectively and unrealized holding gains of $29,663 were reclassified to Net investment gains. For the year ended December 31, 2014, unrealized holding gains of $5,223 and $261 were reclassified to Other income, net and Net investments gains, respectively. For the year ended December 31, 2013 pre-tax unrealized holding gains of $676, $10,432 and $991 were reclassified to Other income, net, Income (loss) of associated companies, net of tax and Net investment gains.
(b) For the year ended December 31, 2013 $2,566 and $361 was reclassified to Other income, net and Income (loss) from discontinued operations, respectively.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$156,568	$(7,268)	$44,820
Income from discontinued operations	(86,257)	(10,304)	(6,446)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net investment gains	(32,267)	(921)	(1,071)
Recovery of loan losses	(50)	(50)	(80)
Loss (Income) of associated companies	34,931	3,379	(27,786)
(Income) Loss from other investments - related party	(361)	(891)	271
(Income) Loss from investments held at fair value	(2,793)	16,069	(811)
Gain on asset dispositions	(1,588)	—	—
Deferred income taxes	8,259	12,289	5,653
Income tax benefit from release of deferred tax valuation allowance	(111,881)	(45)	(7,236)
Depreciation and amortization	48,560	38,438	30,990
Reclassification of net cash settlements on derivative instruments	(625)	(1,093)	(2,346)
Stock based compensation	9,203	8,470	34,282
Asset impairment charges	68,092	2,537	2,689
Goodwill impairment	19,571	41,450	—
Other	(9,686)	966	1,199
Net change in operating assets and liabilities:
Receivables	17,167	(3,268)	8,672
Inventories	12,534	(4,697)	2,812
Prepaid and other assets	(666)	2,807	(1,631)
Accounts payable, accrued and other liabilities	(23,504)	(21,172)	(25,107)
Net (increase) decrease in loans held for sale	(118,706)	(17,251)	26,379
Net cash (used in) provided by operating activities of continuing operations	(13,499)	59,445	85,253
Net cash (used in) provided by operating activities of discontinued operations	(2,254)	18,588	9,699
Net cash (used in) provided by operating activities	(15,753)	78,033	94,952
Cash flows from investing activities:
Purchases of investments	(44,304)	(111,648)	(226,548)
Proceeds from sales of investments	86,559	120,235	104,545
Maturities of marketable securities	368	4,354	146,491
Net increase in loans receivable	2,168	(25,805)	(34,619)
Purchases of property and equipment	(23,252)	(28,769)	(20,885)
Reclassification of restricted cash	66	3,780	(1,554)
Settlements of financial instruments	—	(24,429)	—
Net cash settlements on derivative instruments	625	1,093	2,346
Proceeds from sale of assets	10,657	2,457	1,081
Acquisitions, net of cash acquired	(116,135)	(517)	(130,528)
Investments in associated companies	(7,607)	(1,643)	(36,018)
Proceeds from sales of discontinued operations	155,517	3,732	45,334
Net cash provided by (used in) investing activities of discontinued operations	25	(2,902)	(4,584)
Other	(148)	(2,996)	617
Net cash provided by (used in) investing activities	64,539	(63,058)	(154,322)
Cash flows from financing activities:
Proceeds from term loans	4,566	52,600	105,000
Repurchases of Subordinated Notes	—	(346)	(11,323)
Net revolver borrowings	(66,368)	196,212	30,950
Net borrowings of term loans - foreign	240	315	(424)
Repayments of term loans - domestic	(38,519)	(182,080)	(27,158)
Subsidiary's purchases of the Company's common units	(17,323)	(7,921)	(15,690)
Purchases of treasury units	(1,917)	(51,465)	(106)
Subsidiary's purchases of their common stock	(17,031)	(78,488)	(50,144)
Purchase of subsidiary shares from non-controlling interests	(93)	(3,045)	(917)
Deferred finance charges	(477)	(3,175)	(2,139)
Net increase in deposits	87,312	46,654	39,567
Net cash used in financing activities of discontinued operations	—	—	(3,093)
Other	(1,582)	1,072	927
Net cash (used in) provided by financing activities	(51,192)	(29,667)	65,450
Net change for the period	(2,406)	(14,692)	6,080
Effect of exchange rate changes on cash and cash equivalents	(725)	(305)	(127)
Cash and cash equivalents at beginning of period	188,983	203,980	198,027
Cash and cash equivalents at end of period	$185,852	$188,983	$203,980
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unit Holders
	Common	Treasury Units		Partners’	Accumulated Other Comprehensive	Total Partners'	Non-controlling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Income (Loss)	Capital	Entities	Capital
Balance at December 31, 2012	34,940,471	(4,154,371)	$(63,181)	$545,206	$(17,862)	$527,344	$249,403	$776,747
Net income	—	—	—	19,460	—	19,460	25,360	44,820
Unrealized gain on available-for-sale investments	—	—	—	—	39,422	39,422	4,771	44,193
Currency translation adjustment	—	—	—	—	(1,504)	(1,504)	(1,308)	(2,812)
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	21,528	21,528	17,619	39,147
Acquisition by subsidiary	—	—	—	—	—		2,896	2,896
Incentive units and vesting of restricted units	1,561,835			26,957	—	26,957	—	26,957
Equity compensation - subsidiaries	—	—	—	4,391	—	4,391	3,547	7,938
Subsidiary's purchases of the Company's common units	—	(1,212,855)	(15,690)	(15,690)	—	(15,690)	—	(15,690)
Purchases of SPLP common units	—	(6,015)	(106)	(106)	—	(106)	—	(106)
Subsidiary's purchases of their common stock	—	—	—	(3,553)	—	(3,553)	(46,591)	(50,144)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	(1,299)	—	(1,299)	383	(916)
Other, net	—	—	—	(368)	—	(368)	(2)	(370)
Balance at December 31, 2013	36,502,306	(5,373,241)	(78,977)	574,998	41,584	616,582	256,078	872,660
Net (loss) income	—	—	—	(7,555)	—	(7,555)	287	(7,268)
Unrealized gain on available-for-sale investments	—	—	—	—	(806)	(806)	(10,506)	(11,312)
Currency translation adjustment	—	—	—	—	(1,324)	(1,324)	(766)	(2,090)
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	(36,649)	(36,649)	(18,763)	(55,412)
Vesting of restricted units	27,943	—	—	420	—	420	—	420
Equity compensation - subsidiaries	—	—	—	4,628	—	4,628	3,134	7,762
Subsidiary's purchases of the Company's common units	—	(473,054)	(7,921)	(7,921)	—	(7,921)	—	(7,921)
Purchases of SPLP common units	—	(3,117,754)	(51,465)	(51,465)	—	(51,465)	—	(51,465)
Subsidiary's purchases of their common stock	—	—	—	(32,682)	—	(32,682)	(45,806)	(78,488)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	11,643	—	11,643	(14,688)	(3,045)
Other, net	—	—	—	(12)	—	(12)	277	265
Balance at December 31, 2014	36,530,249	(8,964,049)	(138,363)	492,054	2,805	494,859	169,247	664,106
Net income	—	—	$—	136,735	—	136,735	19,833	156,568
Unrealized (loss) gain on available-for-sale investments	—	—	—	—	(32,487)	(32,487)	6,098	(26,389)
Unrealized loss on derivative instruments	—	—	—	—	(1,415)	(1,415)	(342)	(1,757)
Currency translation adjustment	—	—	—	—	(2,966)	(2,966)	(984)	(3,950)
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	(18,266)	(18,266)	(7,573)	(25,839)
Acquisition of CoSine	—	—	—	—	—	—	12,841	12,841
Units issued and vesting of restricted units	157,664	—	—	2,281	—	2,281		2,281
Equity compensation - subsidiaries	—	—	—	4,628	—	4,628	2,531	7,159
Subsidiary's purchases of the Company's common units	—	(983,175)	(17,323)	(17,323)	—	(17,323)		(17,323)
Purchases of SPLP common units	—	(108,000)	(1,917)	(1,917)	—	(1,917)		(1,917)
Subsidiary's purchases of their common stock	—	—	—	(7,885)	—	(7,885)	(17,703)	(25,588)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	3,583	(1,939)	1,644	(1,737)	(93)
Other, net	—	—	—	146	—	146	117	263
Balance at December 31, 2015	36,687,913	(10,055,224)	$(157,603)	$612,302	$(54,268)	$558,034	$182,328	$740,362

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
Steel Partners Holdings GP Inc. (“SPH GP”), a Delaware corporation, is the general partner of SPLP and is wholly-owned by SPLP. The Company is managed by SP General Services LLC (the “Manager”), pursuant to the terms of an amended and restated management agreement (the “Management Agreement”) discussed in further detail in Note 13 - "Related party Transactions."
Basis of Presentation

Significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts in the Consolidated Statements of Operations, Balance Sheets and Statement of Cash Flows have been reclassified to conform to the comparable 2015 presentation (see Note 2 - "Summary of Significant Accounting Policies").

During 2015, one of the Company's subsidiaries, Steel Excel Inc. ("Steel Excel"), identified an error related to the manner in which the provision for income taxes had reflected the tax effects related to unrealized gains and losses on available for sale securities during 2014 and 2013. As a result, the Company recorded an adjustment to correct the error in the first quarter of 2015 to its tax provision of approximately $3,500, which is included in the Consolidated Statements of Operations for the twelve months ended December 31, 2015.

The consolidated financial statements include the accounts of the Company and its majority or wholly-owned subsidiaries, which include the following:

	Ownership as of December 31,
	2015	2014
BNS Holding, Inc. ("BNS") and BNS Liquidating Trust ("BNS Liquidating Trust")	84.9%	84.9%
DGT Holdings Corp. ("DGT") (a)	100.0%	82.7%
Handy & Harman Ltd. ("HNH")	70.1%	66.2%
SPH Services, Inc. ("SPH Services")	100.0%	100.0%
Steel Excel	58.3%	57.9%
WebFinancial Holding Corporation ("WFHC") (b)	90.7%	100.0%
(a) DGT’s financial statements are recorded on a two-month lag, and as a result the balance sheet and statement of operations as of and for the twelve months ended December 31, 2015 includes DGT’s activity as of and for its twelve months ended October 31, 2015.
(b) WFHC owns 100% of WebBank ("WebBank") and 100% of WebFinancial Holding LLC ("WFH LLC") (formerly known as CoSine Communications, Inc. ("CoSine")), which operates through its subsidiary API Group plc ("API").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in Preparation of Consolidated Financial Statements
The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

and liabilities at the date of the financial statements and the reported amount of revenues, expenses, unrealized gains and losses during the reporting period. The more significant estimates include: (1) the valuation allowances of accounts receivable and inventory; (2) the valuation of goodwill, indefinite-lived intangible assets, long-lived assets and associated companies; (3) deferred tax assets; (4) environmental liabilities; (5) fair value of derivatives; (6) post-employment benefit liabilities; (7) estimates and assumptions used in the determination of fair value of certain securities, such as whether declines in value of securities are other than temporary; and (8) estimates of loan losses. Actual results may differ from the estimates used in preparing the consolidated financial statements; and, due to substantial holdings in and/or restrictions on certain investments, the value that may be realized could differ from the estimated fair value.
Cash and Cash Equivalents
Cash and cash equivalents include cash and deposits in depository institutions, financial institutions and banks. Cash at December 31, 2015 and 2014 also includes $1,490 and $368, respectively, of WebBank Federal Funds sold. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents exclude amounts where availability is restricted by loan agreements or other contractual provisions. Cash equivalents are stated at cost, which approximates market value. There is a significant concentration of cash that, during the periods presented, exceeded the federal deposit insurance limits and exposed the Company to credit risk. SPLP does not anticipate any losses due to this concentration of cash at December 31, 2015.
Restricted Cash
Restricted cash at December 31, 2015 and 2014 primarily represents cash collateral for certain short sales of corporate securities (see Note 7 - "Financial Instruments" for additional information).
Marketable Securities and Long-Term Investments
Marketable securities are classified as available-for-sale and consist of short-term deposits, corporate debt and equity instruments, and mutual funds. The Company classifies its Marketable securities as current assets based on the nature of the securities and their availability for use in current operations. Long-term investments consist of available-for-sale securities and equity method investments. Held-to-maturity securities are classified in Other non-current assets. SPLP determines the appropriate classifications of its investments at the acquisition date and re-evaluates the classifications at each balance sheet date.

•
Available-for-sale securities are reported at fair value, with unrealized gains and losses recognized in Accumulated other comprehensive income (loss) as a separate component of SPLP's Partners' capital.

•
Associated companies represent equity method investments in companies where our ownership is between 20% and 50% of the outstanding equity and the Company has the ability to exercise influence, but not control, over the investee. For equity method investments where the fair value option has been elected, unrealized gains and losses are reported in the consolidated statement of operations as part of income (loss) from equity method investments and includes income (loss) of certain associated companies and income (loss) from other investments - related party. For the equity method investments where the fair value option has not been elected, SPLP records the investment at cost and subsequently increases or decreases the investment by its proportionate share of the net income or losses and other comprehensive income of the investee.

•	Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

Dividend and interest income is recognized when earned. Realized gains and losses on available-for-sale securities are included in earnings and are derived using the specific-identification method. Commission expense is recorded as a reduction of sales proceeds on investment sales. Commission expense on purchases is included in the cost of investments in the consolidated balance sheets.
Other Than Temporary Impairment
If the Company believes a decline in the market value of any available-for-sale, equity method or held-to-maturity security below cost is other than temporary, a loss is charged to earnings, which establishes a new cost basis for the security.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Impairment losses are included in Asset impairment charges in the consolidated statements of operations. SPLP's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the length of time expected for recovery, the financial condition of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, the ability and intent to hold investments to maturity, and other factors specific to the individual investment. Specifically, for held-to-maturity securities, the Company considers whether it plans to sell the security or it is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost. The credit component of an other-than-temporary impairment loss is recognized in earnings and the non-credit component is recognized in Accumulated other comprehensive (loss) income in situations where the Company does not intend to sell the security and it is more likely-than-not that the Company will not be required to sell the security prior to recovery. If there is an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity, the Company writes down the security to fair value with a corresponding credit loss portion charged to earnings, and the non-credit portion being charged to Accumulated other comprehensive (loss) income. SPLP's assessment involves a high degree of judgment and accordingly, actual results may differ materially from those estimates and judgments.
Trade Accounts Receivable and Allowance for Doubtful Accounts
The Company recognizes bad debt expense through an allowance account using estimates based primarily on management's evaluation of the financial condition of the customer, historical experience, credit quality, whether any amounts are currently past due, the length of time accounts may be past due, previous loss history and management’s determination of a customer’s current ability to pay its obligations. Trade accounts receivable balances are charged off against the allowance when it is determined that the receivables will not be recovered, and payments subsequently received on such receivables are credited to recovery of accounts written off. The Company believes that the credit risk with respect to trade accounts receivable is limited due to this credit evaluation process. As of December 31, 2015, the top 10 of the Company's largest customer balances accounted for 24% of the Company's trade receivables.
Loans Receivable, Including Loans Held for Sale
WebBank’s loan activities include several lending arrangements with companies where it originates private label credit card and other loans for consumers and small businesses. These loans are classified as Loans receivable and are typically sold after origination. As part of these arrangements WebBank earns origination fees that are recorded in interest income. Fees earned from these lending arrangements are recorded as fee income. WebBank also purchases participations in commercial and industrial loans through loan syndications. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the estimated life of the loan.
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
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when the uncollectability of a loan or receivable balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis and is based upon a periodic review of the collectability of the amounts due in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard, or loss. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience and is adjusted for qualitative factors to cover uncertainties that could affect the estimate of probable losses. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The periodic evaluation of the adequacy of the allowance is based on WebBank’s past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the debtor’s ability to repay, the estimated value of any underlying collateral and current economic conditions.
Inventories
Inventories are generally stated at the lower of cost (determined by the first-in, first-out method or average cost method) or market. Cost is determined by the last-in, first-out (“LIFO”) method for certain precious metal inventory held in the United States, and remaining precious metal inventory is primarily carried at fair value. For precious metal inventory, no segregation among raw materials, work in process and finished products is practicable. For other inventory, the cost of work in progress and finished goods comprises the cost of raw materials, direct labor and overhead cats attributable to the production of inventory.
Non-precious metal inventories are evaluated for estimated excess and obsolescence based upon assumptions about future demand and market conditions and are adjusted accordingly. If actual market conditions are less favorable than those projected, future write-downs may be required.
Goodwill and Other Intangible Assets, Net
Goodwill, which is not amortized, represents the difference between the purchase price and the fair value of identifiable net assets acquired in a business combination. We review goodwill for impairment indicators throughout the year and test for impairment annually in the fourth quarter. Under ASC 350, an entity can choose between two testing approaches:

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

b. Step 1 or Quantitative approach - The fair value of a reporting unit is calculated and compared with its carrying amount. There are several methods that may be used to estimate a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques, including, but not limited to, discounted projected future net earnings or net cash flows and multiples of earnings. If the fair value of a reporting unit exceeds its carrying amount, there is no indication

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

of impairment and further testing is not required. If the carrying amount of a reporting unit exceeds its fair value, then a second step of testing is required (“Step 2”). The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

For 2015, the Company utilized a qualitative approach for three of its reporting units to assess its goodwill as of its most recent assessment date and used the quantitative approach to test the goodwill of one of its reporting units, Energy. As a result of the assessment of the Energy reporting unit, we recorded a goodwill impairment in our Energy segment in the fourth quarter of 2015 (see Note 11 - "Goodwill and Intangible Assets" for additional information).

Other intangible assets with indefinite lives are not amortized, while other intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with finite lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable (see "Long-Lived Asset Testing" below). In 2015 and 2014, the adverse effect on the Energy business of declining oil prices resulted in the need for the Company to assess the recoverability of certain of its finite-lived intangible assets and property and equipment in its Energy segment. The undiscounted cash flows expected to be generated by such assets exceeded SPLP's basis their carrying value, and therefore the Company has not recognized any impairment charges on its long-lived assets in its Energy segment. A change in the business climate in the Company's Energy segment in future periods, including an inability to effectively integrate new businesses in which significant investments have been made or a general downturn in the Company’s Energy segment could lead to a required assessment of the recoverability of the long-lived assets in its Energy segment, which may subsequently result in an impairment charge.

Intangible assets with indefinite lives, which are only within the Diversified Industrial segment, are tested for impairment at least annually, or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. ASC 360 affords the same two testing approaches for indefinite lived intangibles as for goodwill. For 2015, the Company utilized a qualitative approach to assess its intangible assets with indefinite lives as of its most recent assessment date, and the results indicated no impairments in 2015.

Derivatives
The Company uses various hedging and swap instruments to reduce the impact of changes in precious metal prices, interest costs on variable interest debt and the effect of foreign currency fluctuations. In accordance with ASC 815, Derivatives and Hedging, these instruments are recorded as either fair value hedges, economic hedges, cash flow hedges or derivatives with no hedging designation.
Precious Metals
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

Interest Rate Swaps

HNH has entered into interest rate swap agreements in order to economically hedge a portion of its debt, which is subject to variable interest rates. As these derivatives are not designated as accounting hedges under U.S. GAAP, they are accounted for as derivatives with no hedge designation. HNH records the gains and losses both from the mark-to-market

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

adjustments and net settlements in interest expense in the consolidated income statement as the hedges are intended to offset interest rate movements.
Foreign Currency Forward Contracts
WFH LLC (formally known as CoSine), through its subsidiary API, enters into foreign currency forward contracts to hedge its receivables and payables denominated in other currencies. In addition, API enters into foreign currency forward contracts to hedge the value of its future sales denominated in Euros and the value of its future purchases denominated in USD. These hedges have settlement dates ranging through June 2016. The forward contracts that are used to hedge the risk of foreign exchange movement on its receivables and payables and are accounted for as fair value hedges under ASC 815. The fair values of these derivatives are recognized as derivative assets and liabilities in the Company's Consolidated Balance Sheets. The net change in fair value of the derivative assets and liabilities are recognized in the consolidated statement of operations. The forward contracts that are used to hedge the value of API's future sales and purchases are accounted for as cash flow hedges in accordance with ASC 815. These hedges are fully effective and accordingly, the changes in fair value are recorded in AOCI and, at maturity, any gain or loss on the forward contract is reclassified from AOCI into the Consolidated Statement of Operations.
Property, Plant and Equipment, Net
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
Long-Lived Asset Testing
The Company estimates the depreciable lives of property, plant and equipment, and reviews long-lived assets for impairment whenever events, or changes in circumstances, indicate the carrying amount of such assets may not be recoverable. If the carrying values of the long-lived assets exceed the sum of the undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying values exceeds their fair values.    The Company performs such assessments at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally at the plant level, operating company level or the reporting unit level, dependent on the level of interdependencies in the Company's operations. Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.
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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Revenue Recognition
Diversified Industrial and Energy Segments
Revenue in our Diversified Industrial and Energy segments is recognized when the title and risk of loss has passed to the customer, the service has been provided to the customer, the price is fixed or determinable and collection is reasonably assured. This condition is normally met when product has been shipped or the service performed. An allowance is provided for estimated returns and discounts based on experience. Revenue is reported net of any sales tax collected. Cash received from customers prior to shipment of goods, or otherwise not yet earned, is recorded as deferred revenue. Rental revenues are derived from the rental of production facilities and certain equipment to the food industry where customers prepay for the rental period - usually 3 to 6 month periods. For prepaid rental contracts, sales revenue is recognized on a straight-line basis over the term of the contract. Service revenues are generated primarily by Steel Excel's energy and sports businesses and HNH's repair and maintenance work performed on equipment used at mass merchants, supermarkets and restaurants. HNH records all shipping and handling fees billed to customers as revenue, and related costs are charged principally to cost of goods sold, when incurred.
Our HNH subsidiary has also entered into rebate agreements with certain customers. These programs are typically structured to incentivize the customers to increase their annual purchases from HNH. The rebates are usually calculated as a percentage of the purchase amount, and such percentages may increase as the customer’s level of purchases rise. Rebates are recorded as a reduction of net sales in the consolidated income statement and are accounted for on an accrual basis. As of December 31, 2015 and 2014, accrued rebates payable totaled $7,600 and $6,100, respectively, and are included in accrued liabilities on the consolidated balance sheet.
Financial Services Segment

WebBank generates revenue through a combination of interest income and non-interest income. Interest income is derived from interest and origination fees earned on loans and investments. Interest income is accrued on the unpaid principal balance, including amortization of premiums and accretion of discounts. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the estimated life of the loan. Non-interest income is primarily derived from fee income on contractual lending arrangements, premiums on the sale of loans, and loan servicing fees.

Concentration of Revenue

No single customer accounted for 5% or more of the Company's consolidated revenues in 2015, 2014 or 2013. In 2015, 2014 and 2013 the 10 largest customers accounted for approximately 24%, 28% and 20%, respectively, of the Company's consolidated revenues.

Fair Value Measurements
The Company measures certain assets and liabilities at fair value (see Note 6 - "Fair Value Measurements"). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values of assets and liabilities are determined based on a three-level measurement input hierarchy. Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date. Level 2 inputs are other than quoted market prices that are observable, either directly or indirectly, for an asset or liability. Level 2 inputs can include quoted prices in active markets for similar assets or liabilities, quoted prices in a market that is not active for identical assets or liabilities, or other inputs that can be corroborated by observable market data. Level 3 inputs are unobservable for the asset or liability when there is little, if any, market activity for the asset or liability. Level 3 inputs are based on the best information available, and may include data developed by the Company.

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
Foreign Currency Translation
Assets and liabilities of SPLP's foreign subsidiaries are translated at current exchange rates and related revenues and expenses are translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments are recorded as a separate component of Accumulated other comprehensive income (loss). Gains and losses arising from transactions denominated in a currency other than the functional currency of the reporting entity are included in earnings.
Advertising Costs
Advertising costs consist of sales promotion literature, samples, cost of trade shows and general advertising costs, and are included in selling, general and administrative expenses on the consolidated statements of operations. Advertising, promotion and trade show costs totaled approximately $3,830, $3,400 and $2,777 for the years ended December 31, 2015, 2014 and 2013, respectively.
Legal Contingencies
The Company provides for legal contingencies when the liability is probable and the amount of the associated loss is reasonably estimable. The Company regularly monitors the progress of legal contingencies and revises the amounts recorded in the period in which a change in estimate occurs.
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
Recently Adopted Accounting Standards
In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs were not affected by ASU No. 2015-03. ASU No. 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. ASU 2015-03 is required to be applied retrospectively, with the balance sheet of each individual period presented adjusted to reflect the period-specific effects of applying the standard. The Company chose to early adopt ASU No. 2015-03 as of December 31, 2015, since it believes that the adoption provides simplicity and consistency to the presentation of debt issuance costs. The Company retrospectively adjusted its December 31, 2014 balance sheet classification of $632 of debt issuance costs, the effect of which was a decrease in the Other current assets line item from $45,666 to $45,034, a decrease in the Current portion of long-term debt line of from $19,592 to $19,535 and a decrease in the Long-term debt line from $296,282 to $295,707.
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The Company's subsidiaries early adopted ASU No. 2015-07 retrospectively as of December 31, 2015, since it believes that the adoption of this ASU provides more consistency in the classification of investments within the fair value hierarchy. ASU No. 2015-07 applies to certain of the Company's subsidiary pension plan assets disclosed in Note 15 - "Pension and Other Post-Retirement Benefits." Pension plan assets totaling $164,500, which were previously categorized as Level 2 measurements are no longer categorized in the fair value hierarchy based on the adoption of ASU No. 2015-07, but are reflected in the tables in Note 15 - "Pension and Other Post-Retirement Benefits" in order to reconcile the total pension plan assets.

In November 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, requires that deferred income tax assets and liabilities be classified as non-current on a classified statement of financial position. This ASU retains the requirement that the deferred income taxes of each tax jurisdiction be presented separately. The Company adopted ASU No. 2015-17 retrospectively as of December 31, 2015, since it believes that the adoption provides simplicity and consistency to the presentation of deferred income taxes. As a result of adopting ASU 2015-17, the Company reclassified $30,262 of Deferred tax assets - current and $271 of Deferred tax liabilities - current as follows: $28,486 was reclassified to Deferred tax assets - long term and $1,505 was reclassified to Deferred tax liabilities - long term.
Recently Issued Accounting Standards
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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The amendments do not apply to inventory that is measured using the LIFO cost method. The Company is currently evaluating the potential impact of this new guidance, which is effective for the Company's 2017 fiscal year.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior-period financial statements for measurement-period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior-period impact of the adjustment should either be presented separately on the face of the income statement or disclosed in the notes. This new guidance is effective for the Company's 2016 fiscal year. The amendments in this ASU will be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), which eliminates the requirement to classify equity securities with readily determinable market values as either available-for-sale securities and trading securities, and requires that equity investments, other than those accounted for under the traditional equity method of accounting, be measured at their fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable market values may be measured at cost, subject to an assessment for impairment. ASU No. 2016-01 also requires enhanced disclosures about such equity investments. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption prohibited. Upon adoption, a reporting entity should apply the provisions of ASU No. 2016-01 by means of a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is evaluating the potential impact on its consolidated financial statements of adopting ASU No. 2016-01.
In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for capital and operating leases existing at the date of adoption, with certain practical expedients available. The Company is currently evaluating the potential impact of this new guidance, which is effective for the Company's 2019 fiscal year.

3. ACQUISITIONS

2015 Acquisitions

HNH's Acquisition of JPS
Effective July 2, 2015, H&H Group, a wholly owned subsidiary of HNH, completed the acquisition of JPS Industries, Inc. ("JPS") pursuant to an agreement and plan of merger, dated as of May 31, 2015, by and among HNH, H&H Group, HNH Group Acquisition LLC, a Delaware limited liability company and a subsidiary of H&H Group ("H&H Acquisition Sub"), HNH Group Acquisition Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of H&H Acquisition Sub ("Sub"), and JPS. JPS is a manufacturer of mechanically formed glass and aramid substrate materials for specialty applications in a wide expanse of markets requiring highly engineered components. At the effective time of the Merger (as defined below), Sub was merged with and into JPS ("Merger"), with JPS being the surviving corporation in the Merger, and each outstanding share of JPS common stock (other than shares held by HNH and its affiliates, including SPH Group Holdings LLC ("SPH Group Holdings"), a subsidiary of SPLP, and a significant stockholder of JPS, was converted into the right to receive $11.00 in cash. The total merger consideration was $114,493 which represents the aggregate cash merger consideration of $70,255 and the fair value of SPLP's previously held interest in JPS of $44,238. The cash considerations was funded primarily by H&H Group and also by SPH Group Holdings. SPH Group Holding's funding of the aggregate merger consideration totaled approximately $4,510, with the remainder funded by H&H Group financed through additional borrowings under HNH's senior secured revolving credit facility.

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

The following table summarizes the assets acquired and liabilities assumed at the acquisition date on a preliminary basis:

Amount
Assets:
Cash and cash equivalents	$22
Trade and other receivables	21,201
Inventories	27,126
Prepaid expenses and other current assets	4,961
Property, plant & equipment	45,384
Goodwill	32,336
Other intangible assets	9,120
Deferred tax assets - non-current	19,286
Other non-current assets	3,280
Total assets acquired	162,716
Liabilities:
Accounts payable	10,674
Accrued liabilities	5,533
Long-term debt	1,500
Accrued pension liability	30,367
Other liabilities	149
Total liabilities assumed	48,223
Net assets acquired	$114,493

The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities. The goodwill of $32,336 arising from the acquisition consists largely of the synergies expected from combining the operations of HNH and JPS. All of the goodwill is assigned to SPLP's Diversified Industrial segment and is not expected to be deductible for income tax purposes. Other intangible assets consist primarily of acquired trade names of approximately $4,300, customer relationships of approximately $3,100, and unpatented technology of approximately $1,700. These intangible assets have been assigned useful lives ranging from 10 to 15 years based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and longstanding relationships JPS has with its existing customer base. The valuations of acquired trade names and unpatented technology were performed utilizing a relief from royalty method, and significant assumptions used in the valuation included the royalty rate assumed and the expected level of future sales, as well as the rate of technical obsolescence for the unpatented technology. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales.

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
$70,727

Allocation of Consideration Paid

The following table summarizes the preliminary estimates of the fair values of the assets acquired and liabilities assumed as of the API Acquisition Date:

Amount
Assets:
Cash	$5,424
Trade and other receivables	24,160
Inventories	22,900
Prepaid expenses and other current assets	4,838
Property, plant and equipment	41,884
Other non-current assets	4,814
Goodwill	14,117
Other intangible assets	23,664
Total assets acquired	141,801
Liabilities:
Accounts payable	24,556
Accrued liabilities	7,028
Short-term debt	2,104
Long-term debt	22,784
Accrued pension liability	11,791
Deferred tax liabilities - non-current	2,811
Total liabilities assumed	71,074
Net assets acquired	$70,727

The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets. All of the goodwill is assigned to SPLP's Diversified Industrial segment and is not expected to be deductible for income tax purposes. Other intangible assets consist primarily of acquired trade names of approximately $5,200 and customer relationships of $18,430. Based on our preliminary evaluation, the trade names have been assigned a 10 year useful life based on the long operating history, broad market recognition and continued demand for the associated brands, and customer relationships have been assigned a 7 year life based on the expected turnover of API's existing customer base. The valuation of acquired trade names was performed utilizing a relief from royalty method, and significant assumptions used in the valuation include the royalty rate assumed and the expected level of future sales. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation include the customer attrition rate assumed and the expected level of future sales.

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
2013 Acquisitions
Wolverine Joining Technologies, LLC

On April 16, 2013, HNH and its indirect subsidiary, Lucas-Milhaupt Warwick LLC (collectively, the "Buyer"), entered into an asset purchase agreement ("Purchase Agreement") with Wolverine Tube, Inc. ("Wolverine") and its subsidiary, Wolverine Joining Technologies, LLC ("Wolverine Joining" and, together with Wolverine, "Seller"), pursuant to which the Buyer agreed to purchase substantially all of the assets of the Seller used in the business of Wolverine Joining, consisting of assets used for the development, manufacturing and sale of brazing, flux and soldering products and the alloys for electrical, catalyst and other industrial specialties, other than certain leased real property, and to assume certain liabilities related to such business. The purchase price for the acquisition was approximately $59,700, reflecting a final working capital adjustment and certain other reductions totaling approximately $300 as provided in the Purchase Agreement. The closing of this transaction occurred on April 26, 2013. Funding of the purchase price for the acquisition was from HNH's cash on hand and borrowings under HNH's then existing senior secured credit facility, which was amended in connection with the acquisition. The amount of net sales and operating income of the acquired business, net of sales volume transferred to or from the acquired business unit as part of the Company's integration activities, included in the consolidated income statement for the twelve months ended December 31, 2013 was approximately $43,300 and $1,600, respectively, including $3,500 of intercompany sales which were eliminated in consolidation. The results of operations of the acquired business are reported within the Company's Diversified Industrial segment.

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

Steel Excel - Black Hawk Acquisition

On December 16, 2013, Steel Excel acquired the business and substantially all of the assets of Black Hawk Energy Services, Inc. (“Black Hawk”), a provider of drilling and production services to the oil and gas industry, for approximately $59,600 in cash, subject to a post-closing working capital adjustment. The acquisition was funded with approximately $34,600 from Steel Excel's cash reserves and $25,000 in proceeds from additional borrowings under an existing credit facility (see Note 14 - "Debt and Capital Lease Obligations"). Steel Excel acquired Black Hawk to further solidify its presence in North Dakota in the Bakken basin and to expand its business into other regions, including Texas and New Mexico. Revenues and operating income from Black Hawk Ltd. included in the Company’s consolidated financial statements for the year ended December 31, 2013, totaled $2,500 and $800, respectively. The results of operations of the acquired business are reported within the Company's Energy segment.

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

Pro Forma Results

The following unaudited pro forma results of operations assumes that the JPS, CoSine, API, Wolverine and Black Hawk acquisitions were made at the beginning of the year prior to acquisition. This unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future. The 2015 supplemental pro forma earnings reflect adjustments to exclude $8,572 of acquisition-related costs incurred in 2015 and $4,375 of nonrecurring expense related to the fair value adjustment to acquisition-date inventories. As required, the 2014 supplemental pro forma earnings were

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

adjusted to include such charges. The 2013 supplemental pro forma earnings reflect adjustments to exclude $600 of acquisition-related costs incurred in 2013 and $500 of nonrecurring expense related to the fair value adjustment to acquisition-date inventories.

	Year Ended December 31,
	2015	2014	2013
Revenue	$1,136,260	$1,194,658	$806,517
Net income (loss) from continuing operations attributable to common unitholders	63,455	(15,009)	26,190
Net income (loss) from continuing operations per common unit - basic	2.69	(0.37)	0.88
Net income (loss) from continuing operations per common unit - diluted	2.68	(0.37)	0.85

The amount of net sales of API and JPS included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2015 totaled approximately $113,540 and $59,500, respectively. The amount of operating income or loss of CoSine and its API subsidiary and JPS included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2015 totaled a loss of approximately $1,783 and a loss of $2,200, respectively. The results of operations of CoSine and its API subsidiary and JPS are included within the Diversified Industrial segment.

4. DISCONTINUED OPERATIONS

Assets and Liabilities of discontinued operations at December 31, 2015 include a building owned by DGT, which is held for sale, and a sports business owned by Steel Excel. Amounts at December 31, 2014 include assets and liabilities relating to HNH's discontinued operations, primarily Arlon LLC ("Arlon"), a building owned by DGT, which was held for sale, and a sports business owned by Steel Excel.

	December 31,
	2015	2014
Assets of discontinued operations:
Trade and other receivables	$—	$16,044
Inventories	—	8,294
Other current assets	—	811
Goodwill	—	6,582
Other intangibles, net	—	14,230
Property, plant and equipment, net	2,549	30,457
Other assets	—	—
Total assets	$2,549	$76,418
Liabilities of discontinued operations:
Trade payables and accrued liabilities	$450	$6,702
Other current liabilities	—	3,986
Accrued pension liability	—	1,794
Other liabilities	—	719
Total liabilities	$450	$13,201
Summary results for our discontinued operations included in the Company's Consolidated Statements of Operations are detailed in the table below.

	Year Ended December 31,
	2015 (a)	2014 (b)	2013 (c)
Sales	$5,952	$103,392	$105,194
Net income (loss) from operations	565	10,262	(227)
Net income (loss) from operations after taxes and noncontrolling interests	(1,111)	6,112	703
Gain on sale of discontinued operations after taxes and noncontrolling interests	56,659	23	3,610
(a) Includes gain on sale of Arlon.
(b) Includes the operations of Arlon.
(c) Includes the operations of Arlon, Continental Industries, Inc. ("Continental"), Canfield Metal Coating Corporation ("CMCC") and Indiana Tube Mexico ("ITM") through their respective sale dates as well as the operations of a sports business owned by Steel Excel.

HNH’s Discontinued Operations

Below is a summary of HNH's discontinued operations which were all part of SPLP's Diversified Industrial segment:

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

•
On December 18, 2014, HNH entered into a contract to sell its Arlon business for $155,500 in cash, net of transaction fees, the final working capital adjustment and certain reductions as provided in the stock purchase agreement. The closing of the sale occurred in January 2015.

•	In January 2013, HNH divested substantially all of the assets and existing operations of its Continental business unit for a cash sales price totaling approximately $37,400 less transaction fees.

•	In June 2013, HNH divested substantially all of the assets and existing operations of its CMCC business unit for a cash sales price totaling approximately $9,500 less transaction fees.

•	In July 2013, HNH divested substantially all of the equipment owned or utilized by ITM for the manufacture of refrigeration condensers for a cash sales price totaling $3,700, less transaction fees.

•
HNH completed the final liquidation of its Indiana Tube Denmark A/S subsidiary in July 2013 (which had ceased operations in 2009) and recognized $2,600 in foreign currency translation gains in earnings during the third quarter of 2013, which were previously reported in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

5. INVESTMENTS

A. Short-Term Investments

Marketable Securities

The Company's short-term investments primarily consist of its marketable securities portfolio held by its subsidiary, Steel Excel. These marketable securities as of December 31, 2015, and 2014, were classified as available-for-sale securities.
The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investment. The Company's portfolio of marketable securities at December 31, 2015 and 2014 was as follows:

	December 31, 2015				December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Available for sale securities
Short-term deposits	$30,118	$—	$—	$30,118	$42,681	$—	$—	$42,681
Mutual funds	11,835	2,182	—	14,017	17,030	4,262	(322)	20,970
Corporate securities	41,861	250	(549)	41,562	103,761	7,821	(23,732)	87,850
Corporate obligations	25,747	98	(582)	25,263	32,486	592	(3,441)	29,637
Total marketable securities	109,561	2,530	(1,131)	110,960	195,958	12,675	(27,495)	181,138
Amounts classified as cash equivalents	(30,118)	—	—	(30,118)	(42,681)	—	—	(42,681)
Amounts classified as marketable securities	$79,443	$2,530	$(1,131)	$80,842	$153,277	$12,675	$(27,495)	$138,457

Proceeds from sales of marketable securities were $43,300, $116,300 and $75,800 in 2015, 2014 and 2013, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of Other income, net in the consolidated statements of operations, were as follows:

	Year Ended December 31,
	2015	2014	2013
Gross realized gains	$12,053	$8,065	$6,984
Gross realized losses	(6,806)	(4,300)	(4,376)
Realized gains, net	$5,247	$3,765	$2,608

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The fair value of the Company’s marketable securities with unrealized losses at December 31, 2015, all of which had unrealized losses for periods of twelve months or less, were as follows:

	Fair Value	Gross Unrealized Losses
Corporate securities	$2,283	$(549)
Corporate obligations	13,199	(582)
Total	$15,482	$(1,131)

The fair value of marketable securities with unrealized losses at December 31, 2014, all of which had unrealized losses for periods of twelve months or less, were as follows:

	Fair Value	Gross Unrealized Losses
Corporate securities	$39,869	$(23,732)
Corporate obligations	13,530	(3,441)
Mutual funds	4,873	(322)
Total	$58,272	$(27,495)

Gross unrealized losses primarily related to losses on corporate securities and corporate obligations, which primarily consist of investments in equity and debt securities of publicly-traded entities. Based on Steel Excel's evaluation of such securities, it determined that certain unrealized losses represented other-than-temporary impairments. This determination was based on several factors, including adverse changes in the market conditions and economic environments in which the entities operate. Steel Excel recognized impairment charges of approximately $59,800 for the year ended December 31, 2015, respectively, equal to the cost basis of such securities in excess of their fair values. Steel Excel has determined that there was no indication of other-than-temporary impairments on its other investments with unrealized losses as of December 31, 2015. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entity, and the intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of available-for-sale debt securities and marketable securities with no contractual maturities as of December 31, 2015, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
Mature after one year through three years	$7,414	$7,512
Mature after three years	18,333	17,751
Total debt securities	25,747	25,263
Securities with no contractual maturities	83,814	85,697
	$109,561	$110,960

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

B. Long-Term Investments

The following table summarizes the Company's long-term investments as of December 31, 2015 and 2014. For those investments at fair value, the carrying amount of the investment equals its respective fair value.

			Investment Balance		Income (Loss) Recorded in Statement of Operations
					Year Ended December 31,
(A) AVAILABLE-FOR-SALE SECURITIES			December 31, 2015	December 31, 2014	2015	2014	2013
Fair Value Changes Recorded in Other Comprehensive (Loss) Income:
Equity securities - U.S. (1)
Aerospace/Defense			$65,474	$76,512
Restaurants			—	35,637
Other			568	572
			66,042	112,721
Fair Value Changes Recorded in Consolidated Statement of Operations:
API(1)			—	18,373	$4,449	$(12,437)	$(1,837)
			66,042	131,094	$4,449	$(12,437)	$(1,837)
(B) EQUITY METHOD INVESTMENTS
Investments in Associated Companies:	December 31, 2015	December 31, 2014
At Cost:	Ownership
WFH LLC (formerly CoSine)	90.7%	48.3%	—	5,521	$(602)	$(405)	$(418)
Other (5)			4,166	5,705	(2,844)	(2,634)	(863)
At Fair Value:
ModusLink Global Solutions, Inc. ("MLNK") (1)	31.5%	27.7%	40,862	54,086	(16,743)	(22,940)	23,154
SL Industries, Inc. ("SLI") (1)	25.1%	24.0%	31,716	38,799	(7,083)	11,838	9,053
JPS Industries, Inc. ("JPS") (1)	100.0%	38.7%	—	38,406	5,831	14,277	9,204
Fox & Hound	—%	—%	—	—	—	—	(11,521)
API Technologies Corp. ("API Tech") (1)	20.6%	20.6%	15,779	24,355	(8,576)	(3,436)	—
Aviat Networks, Inc. ("Aviat") (1)	12.9%	—%	6,175	—	(4,682)	—	—
Other (2)	43.8%	43.8%	1,931	2,163	(232)	(79)	(823)
			100,629	169,035	$(34,931)	$(3,379)	$27,786
Other Investments at Fair Value - Related Party:
SPII Liquidating Trust - Series B ("Barbican") (2)			—	—	$—	$—	$(16)
SPII Liquidating Trust - Series D ("Fox & Hound")(2)			—	—	—	(3)	(35)
SPII Liquidating Trust - Series G ("SPCA") (2), (3)			—	6,811	447	1,040	(245)
SPII Liquidating Trust - Series H ("SPJSF") (2), (4)			—	2,812	(86)	(146)	60
SPII Liquidating Trust - Series I (2)			—	—	—	—	(35)
			—	9,623	$361	$891	$(271)
(C) OTHER INVESTMENTS
ModusLink Warrants (2)			543	2,199	$(1,656)	$(3,632)	$2,648

Total Long-Term Investments			$167,214	$311,951
(1) Level 1 investment. Equity securities totaling $66,042 and $112,721 were classified as Level 1 investments as of December 31, 2015 and 2014, respectively.
(2) Level 3 investment (see Note 6 - "Fair Value Measurements" for additional information).
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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The following table presents activity for the available-for-sale securities presented in the table above for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in Accumulated Other Comprehensive (Loss) Income:
Proceeds from sales	$33,582	$2,394	$3,964
Gross gains from sales	$27,275	$98	$1,245
Gross losses from sales	(56)	(16)	—
Net investment gain	$27,219	$82	$1,245
Change in net unrealized holding gains included in Accumulated other comprehensive (loss) income	$(11,090)	$14,273	$53,955
Reclassified out of Accumulated other comprehensive (loss) income:
Unrealized gains	$29,663	$261	$14,217
Unrealized losses	(50)	—	(2,632)
Total	$29,613	$261	$11,585

(A) AVAILABLE-FOR-SALE SECURITIES

Fair Value Changes Recorded in Accumulated Other Comprehensive (Loss) Income

For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. Gross unrealized gains and gross unrealized losses are reported in Accumulated other comprehensive (loss) income ("AOCI") in the Company's Consolidated Balance Sheets. In January 2015 the Company contributed Nathan’s, one if its available -for-sale securities, to CoSine in exchange for additional CoSine equity (see Note 3 - "Acquisitions" for additional information). Also, in 2015 Cosine sold all 445,456 shares of Nathan's for proceeds of approximately $33,202 and received a special dividend of approximately $5,500 which is included in Other income, net in the Consolidated Statement of Operations for the year ended December 31, 2015. As a result, management determined there to be an other-than-temporary impairment in the stock price and recorded an impairment charge of approximately $5,500. In 2013 the Company recognized other than temporary impairment losses of approximately $1,010 related to two available-for-sale securities which are included in Asset impairment charges in the Consolidated Statements of Operations.

The cost basis and gross unrealized gains and losses related to our available-for-sale securities which are classified as long-term investments is as follows:

	December 31, 2015				December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Aerospace/Defense	$11,675	$53,799	$—	$65,474	$11,675	$64,837	$—	$76,512
Restaurants	—	—	—	—	5,974	29,663	—	35,637
Other	575	—	(7)	568	575	—	(3)	572
	$12,250	$53,799	$(7)	$66,042	$18,224	$94,500	$(3)	$112,721

Fair Value Changes Recorded in Consolidated Statement of Operations

Available-for-sale securities that are classified as long-term investments also included the Company's investment in API prior to its acquisition by CoSine. Changes in the fair value of this investment were reported in the Company's Consolidated Statements of Operations as (Loss) Income from investments held at fair value. In January 2015, the Company contributed its investment in API to CoSine in exchange for additional CoSine equity. CoSine subsequently acquired all of the remaining outstanding shares of API which became a consolidated subsidiary in the second quarter of 2015 (see Note 3 - "Acquisitions" for additional information).

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

(B) EQUITY METHOD INVESTMENTS
Investments in Associated Companies

The Company’s investments in associated companies are accounted for under the equity method of accounting (see Note 2 - "Summary of Significant Accounting Policies" for additional information). Associated companies are included in either the Diversified Industrial, Energy or Corporate and Other segments. Certain associated companies have a fiscal year end that differs from December 31. Additional information for each of SPLP's investments in associated companies that have impacted the Consolidated Statement of Operations during 2015, 2014 or 2013 follows:

Equity Method:

•
Prior to acquiring a controlling interest in CoSine in the first quarter of 2015, the Company's investment in CoSine was accounted for under the traditional equity method. For additional information on the acquisition of CoSine and its related tender offer for the shares of API, see Note 3 - "Acquisitions."

•
Steel Excel has an investment in a sports business and in iGo, a provider of accessories for mobile devices. These investments are being accounted for under the traditional equity method as associated companies. Steel Excel fully impaired its investment in the sports business in the third quarter of 2015, which resulted in a $2,500 impairment charge. Based on the closing market price of iGo's publicly-traded shares, the value of the investment in iGo was approximately $3,900 and $3,400 at December 31, 2015 and 2014, respectively.

•
WFH LLC's API subsidiary has a 50% joint venture in API Optix with IQ Structures s.r.o. API Optix provides development and origination services in the field of micro and nano-scale surface relief technology. The investment, based in Prague, Czech Republic, is being accounted for under the traditional equity method as an associated company.

Equity Method, At Fair Value:

•
MLNK provides supply chain and logistics services to companies in consumer electronics, communications, computing, medical devices, software, luxury goods and retail. In March 2013, pursuant to an agreement (“Investment Agreement”) between the Company and MLNK, MLNK also issued the Company warrants to purchase an additional 2,000,000 shares at $5.00 per share. See the "Other Investments" section of this Note for a further description of these warrants and their valuation.

•	SLI is a publicly traded company that designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic and specialized communication equipment.

•
JPS is a U.S. manufacturer of extruded urethanes, ethylene vinyl acetates and mechanically formed glass and aramid substrate materials for specialty applications in a wide expanse of markets requiring highly engineered components. During the third quarter of 2015, the Company exchanged its shares of JPS common stock for shares of common stock of HNH. HNH also acquired all of the remaining shares of JPS through a tender offer, resulting in JPS becoming a wholly owned subsidiary of HNH (see Note 3 - "Acquisitions" for additional information).

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

•
In May 2014, Steel Excel increased its holdings of the common stock of API Tech to 20.6%. API Tech is a designer and manufacturer of high performance systems, subsystems, modules, and components. Effective as of that date, the investment in API Tech has been accounted for as an equity method investment using the fair value option. Steel Excel elected the fair value option to account for its investment in API Tech in order to more appropriately reflect the value of API Tech in its financial statements. Prior to such time, the investment in API Tech was accounted for as an available-for-sale security, and upon the change in classification the Company recognized a loss of approximately $600 that had previously been included as a component of AOCI. In February 2016, API Tech announced that it had entered into a merger agreement subject to

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

certain closings conditions, pursuant to which holders of its common stock will receive $2.00 for each share held. Upon consummation of the merger, Steel Excel would receive $22,900 for its investment in API Tech.

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

•
The Other investment represents the Company's investment in a Japanese real estate partnership. In the second quarter of 2013, the Company reclassified this investment to an associated company. During the year ended December 31, 2013 due to declines observed in this business, the Company recorded an impairment of $1,510, which is included in Asset impairment charges in the Consolidated Statements of Operations.

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

	December 31,
	2015	2014
Summary of balance sheet amounts:
Current assets	$540,446	$556,571
Noncurrent assets	91,840	160,202
Total assets	$632,286	$716,773
Current liabilities	$329,201	$257,559
Noncurrent liabilities	98,730	113,217
Total liabilities	427,931	370,776
Parent equity	204,355	345,997
Total liabilities and equity	$632,286	$716,773
	Year Ended December 31,
	2015	2014	2013
Summary income statement amounts:
Revenue	$780,040	$1,102,133	$922,579
Gross profit	119,148	175,793	152,364
Loss from continuing operations	(20,471)	(170)	(4,262)
Net income (loss) after noncontrolling interests	(16,371)	7,952	(5,663)

Other Investments at Fair Value - Related Party

Other investments - related party, consists of the Company’s investment in each series of the SPII Liquidating Trust (see Note 12 - “Related Party Transactions”) which have all been liquidated as of December 31, 2015. These investments were accounted for under the equity method. In February 2015, the SPII Liquidating Trust comprising Trust H was fully liquidated and, as a result, the Company received its proportional interest of the cash and investments in Trust H totaling approximately $2,730. Also, in June 2015, the SPII Liquidating Trust comprising Trust G was fully liquidated and, as a result, the Company received its proportional interest of the cash and investments in Trust G totaling approximately $6,913. During the year ended December 31, 2014, the Company received approximately $504 and $992 in cash distributions from Trusts D and H, respectively. There were no gains or losses recorded on any of the liquidations.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Prior to liquidation, the purpose of the SPII Liquidating Trust was to effect the orderly liquidation of certain assets previously held by Steel Partners II, L.P. ("SPII"). SPLP’s financial position, financial performance and cash flows were affected by the extent to which the operations of the SPII Liquidating Trust results in realized or unrealized gains (losses) and by distributions it makes in each reporting period. The Company held variable interests in each series of the SPII Liquidating Trust. Each series of the SPII Liquidating Trust was separate and distinct with respect to its assets, liabilities and net assets. Each individual series had no liability or claim with respect to the liabilities or assets of the other series. Each series shared in the costs, assets and liabilities, if any, that were not specifically attributable to a particular series. Each series generally held the securities related to a specific investment and cash for operating expenses of the series. The fair values for the investments in the SPII Liquidating Trust at December 31, 2014 were estimated using the net asset value of such interests as reported by the SPII Liquidating Trust. The following tables provide combined summarized data with respect to the other investments - related party accounted for under the equity method, at fair value:

	December 31,
	2015	2014
Summary of balance sheet amounts:
Total assets	$937	$21,996
Total liabilities	(937)	—
Net Asset Value	$—	$21,996

	Year Ended December 31,
	2015	2014	2013
Summary income statement amounts:
Net increase (decrease) in net assets from operations	$826	$2,038	$(1,077)

(C) OTHER INVESTMENTS

In connection with the acquisition of ModusLink common shares in March 2013, the Company received warrants ("ModusLink Warrants") to acquire an additional 2,000,000 shares at an exercise price of $5.00 per share. The ModusLink Warrants are accounted for as an asset at fair value with changes in fair value recognized each period in (Loss) Income from investments at fair value in the Company's Consolidated Statements of operations. The warrants have a life of 5 years and are valued using the Black-Scholes option pricing model. Assumptions used in the current valuation were as follows: 1) volatility of 51.7% 2) term of approximately 2.2 years 3) risk free interest rate of 1.76% based on the U.S. Treasury bill yield, and 4) an expected dividend of $0.

LIMITED PARTNERSHIP INVESTMENT AND PROMISSORY NOTE

At December 31, 2014 Steel Excel had other investments which included a $25,000 cost-method investment in a limited partnership that co-invested with other private investment funds in a public company. The limited partnership was liquidated in August 2015, with Steel Excel receiving its proportionate share of the common stock of the public company investee. Upon liquidation, Steel Excel recognized a gain on the non-monetary exchange of $9,300 based on the fair value of the shares received of $34,300. The shares of common stock of the public company investee received are reported with the Company's marketable securities and are classified as "available-for-sale" securities at December 31, 2015. At December 31, 2014 this investment had an approximate fair value of $28,600, based on the net asset value included in the monthly statement it received from the partnership and it was included in Other non-current assets in the Company's Consolidated Balance Sheet. Steel Excel's other investments at December 31, 2015 and 2014, also include an investment in a venture capital fund totaling $500, preferred stock of an investee of $100 and a promissory note with an amortized cost of $3,000, which is a reasonable approximation of fair value at December 31, 2015 and 2014. These amounts are also included in Other non-current assets in the Company's Consolidated Balance Sheets.

HELD-TO-MATURITY SECURITIES

WebBank holds $6,558 of held-to-maturity securities at December 31, 2015 which are included in Other non-current assets in the Company's Consolidated Balance Sheets. WebBank records these securities at amortized cost. The dollar value of these securities with expected maturities from five years through ten years is $5,716, and after ten years is $842. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The securities are collateralized by unsecured consumer loans. These securities had an estimated fair value of $6,551 at December 31, 2015.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

6. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements as of December 31, 2015 and 2014 are summarized by type of inputs applicable to the fair value measurements as follows:

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$47,274	$6,143	$27,425	$80,842
Long-term investments (a)	160,574	—	2,474	163,048
Other investments	—	—	555	555
Precious metal and commodity inventories recorded at fair value	10,380	—	—	10,380
Commodity contracts on precious metal and commodity inventories	—	215	—	215
Foreign currency forward exchange contracts	—	325	—	325
Total	$218,228	$6,683	$30,454	$255,365

Liabilities:
Financial instruments	$21,639	$—	$—	$21,639
Interest rate swap agreement	—	30	—	30
Foreign currency forward exchange contracts	—	30	—	30
Total	$21,639	$60	$—	$21,699

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$93,768	$10,793	$33,896	$138,457
Long-term investments (a)	286,740	—	13,985	300,725
Other investments	—	—	525	525
Precious metal and commodity inventories recorded at fair value	13,249	—	—	13,249
Commodity contracts on precious metals and commodity inventories	764	—	—	764
Total	$394,521	$10,793	$48,406	$453,720

Liabilities:
Financial instruments	$21,311	$—	$—	$21,311
Interest rate swap agreement	—	138	—	138
Total	$21,311	$138	$—	$21,449
(a) For additional detail of the marketable securities and long-term investments see Note 5 - "Investments."

There were no transfers of securities among the various measurement input levels during the year ended
December 31, 2015.

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

Interest rate swap agreements were considered Level 2 measurements as the inputs were observable at commonly quoted intervals.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long - Term Investments
	Investments in Associated Companies (a)	Other Investments - Related Party (b)	ModusLink Warrants (c)	Marketable Securities and Other (d), (e)	Total
Assets
Balance at December 31, 2012	$10,521	$11,263	$—	$2,804	$24,588
Additions-Fair Value Elections in 2013	3,065	—	—	—	3,065
Purchases	1,000	—	3,184	45,383	49,567
Sales	—	(764)	—	(23,034)	(23,798)
	—	—	—	1,556	1,556
Unrealized gains	—	60	3,578	—	3,638
Unrealized losses	(12,343)	(331)	(930)	(2,500)	(16,104)
Balance at December 31, 2013	$2,243	$10,228	$5,832	$24,209	$42,512
Purchases	—	—	—	13,294	13,294
Sales	—	(1,496)	—	(5,001)	(6,497)
Realized gain on sale	—	—	—	(129)	(129)
Unrealized gains	—	2,411	99	2,048	4,558
Unrealized losses	(80)	(1,520)	(3,732)	—	(5,332)
Balance at December 31, 2014	2,163	9,623	2,199	34,421	48,406
Purchases	—	—	—	5,183	5,183
Sales	—	(9,985)	—	(2,953)	(12,938)
Realized loss on sale	—	—	—	8	8
Unrealized gains	—	484	—	—	484
Unrealized losses	(232)	(122)	(1,656)	(8,679)	(10,689)
Balance at December 31, 2015	$1,931	$—	$543	$27,980	$30,454
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
(e) Unrealized gains and losses on marketable securities are recorded in AOCI.

Level 3 Liabilities

During the year ended December 31, 2013, the Company recognized a $184 decrease in fair value for the derivative features of the HNH Subordinated notes. As of December 31, 2015 and 2014, the Company did not hold any financial liabilities that are measured using Level 3 inputs.

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

Marketable Securities and Other - Valuation Techniques

The Company used the net asset value included in quarterly statements it receives in arrears from a venture capital fund to determine the fair value of such fund. The Company determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets measured at fair value in 2015 and 2014 on a non-recurring basis include the tangible and intangible assets acquired and liabilities assumed in the acquisitions, as well as any related goodwill, described in Note 3 – “Acquisitions”. Significant judgments and estimates are made to determine the acquisition date fair values which may include the use of appraisals, discounted cash flow techniques or other information the Company considers relevant to the fair value measurement. See Note 2 - "Summary of Significant Accounting Policies" for discussion on significant estimates and impairment testing.

As of December 31, 2015 and 2014, WebBank has impaired loans of $423 that are collateral-dependent, and that were measured at fair value of the collateral less estimated selling costs using Level 3 inputs. There were no impaired loans outstanding as of December 31, 2014 that were measured at fair value during 2014. See the Impaired Loans section of Note 8 - "Trade, Other and Loans Receivable" for additional discussion of loan impairment measurements.

7. FINANCIAL INSTRUMENTS

At December 31, 2015 and 2014 financial instrument liabilities and related restricted cash consists of $21,639 and $21,311, respectively, of short sales of corporate securities. Activity is summarized below for financial instrument liabilities and related restricted cash:

	Year Ended December 31,
	2015	2014
Balance, beginning of period	$21,311	$25,090
Settlement of foreign currency financial instruments	—	(24,429)
Settlement of short sales of corporate securities	(639)	—
Short sales of corporate securities	490	19,467
Net investment losses	477	1,006
Receipt of dividends, net of interest expense	—	177
Balance of financial instrument liabilities and related restricted cash, end of period	$21,639	$21,311

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

CoSine, through its subsidiary API, enters into foreign currency forward contracts to hedge its receivables and payables denominated in other currencies. In addition, API enters into foreign currency forward contracts to hedge the value of its future sales denominated in Euros and the value of its future purchases denominated in USD. These hedges have settlement dates ranging through June 2016. At December 31, 2015 there was a contract in place to buy Sterling and sell Euros in the amount of €2,150. Also, at December 31, 2015 there were contracts in place to hedge the value of future sales denominated in Euros in the amount of €6,425 and the value of future purchases denominated in USD in the amount of $600. For additional information on the Company's accounting policy related to foreign forward currency contracts, see Note 2 - "Summary of Significant Accounting Policies."

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Precious Metal and Commodity Inventories

As of December 31, 2015, HNH had the following outstanding forward contracts with settlement dates ranging through to January 2016. There were no futures contracts outstanding at December 31, 2015.

Commodity	Amount	Notional Value
Silver	635,000 ounces	$8,900
Gold	500 ounces	$500
Copper	350,000 pounds	$800
Tin	35 metric tons	$500

Of the total forward contracts outstanding, 575,000 ounces of silver and substantially all of the copper contracts are designated and accounted for as fair value hedges. The remaining outstanding futures contracts for silver, and all of the contracts for gold and tin, are accounted for as economic hedges. For additional information on the Company's accounting policy related to these hedges, see Note 2 - "Summary of Significant Accounting Policies."

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

Debt Agreements

As discussed in Note 14 - "Debt and Capital Lease Obligations," Handy & Harman Group Ltd. ("H&H Group") entered into two interest rate swap agreements to reduce its exposure to interest rate fluctuations. For additional information on the Company's accounting policy related to these interest rate swaps, see Note 2 - "Summary of Significant Accounting Policies." HNH's Subordinated Notes had call premiums as well as Warrants associated with them. As discussed in Note 14 - "Debt and Capital lease Obligations," on March 26, 2013, HNH discharged its obligations associated with the Subordinated Notes and Warrants.

The fair value and carrying amount of derivative instruments in the Consolidated Balance Sheets is provided in the table below:

		December 31,
Derivative	Balance Sheet Location	2015	2014
Commodity contracts (a), (b)	Prepaid and other current assets	$197	$667
Commodity contracts (c)	Prepaid and other current assets/Accrued liabilities	$18	$97
Interest rate swap agreements	Other current liabilities	$(30)	$(138)
Foreign exchange forward contracts (a), (d)	Accrued liabilities	$325	$—
Foreign exchange forward contracts (a), (b)	Accrued liabilities	$(30)	$—
(a) Designated as hedging instruments as of December 31, 2015.
(b) Fair value hedge
(c) Economic hedge
(d) Cash flow hedge

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Effect of derivative instruments on the Consolidated Statements of Operations:

		Year Ended December 31,
		2015	2014	2013
Derivative	Statement of Operations Location	Gain (loss)	Gain (loss)	Gain (loss)
Commodity contracts (a), (b)	Cost of goods sold	$1,467	$2,655	$2,620
Commodity contracts (c)	Cost of goods sold	246	131	(92)
Commodity contracts (c)	Realized and unrealized gain on derivatives	588	1,307	1,988
Interest rate swap agreements	Interest expense	(77)	(156)	(328)
Derivative features of subordinated notes	Realized and unrealized (loss) gain on derivatives	—	—	(793)
Foreign exchange forward contracts (a), (d)	Revenue/Cost of goods sold	2,063	—	—
Foreign exchange forward contracts (a), (b)	Other income, net	21	—	—
Total derivatives		$4,308	$3,937	$3,395
(a) Designated as hedging instruments as of December 31, 2015.
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

At December 31, 2015 and 2014, WebBank’s undisbursed loan commitments totaled $80,667 and $82,788, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of the Bank’s lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

WebBank estimates an allowance for potential losses on off-balance sheet contingent credit exposures related to the guaranteed amount of its SBA and USDA loans and whether or not the SBA/USDA honors the guarantee. WebBank determines the allowance for these contingent credit exposures based on historical experience and portfolio analysis. The allowance is included with other liabilities in the consolidated balance sheet, with any related increases or decreases in the reserve included in the statement of income. The allowance was $188 at December 31, 2015 and 2014, and is included within Other current liabilities in the consolidated balance sheets. Increases or decreases in the allowance are included in Selling, general and administrative expenses in the consolidated statements of operations. The amount included in Selling, general and administrative expenses for credit losses on off-balance sheet contingent credit exposure was a benefit of $147, $277 and $175 for the years ended December 31, 2015, 2014 and 2013, respectively.

8. TRADE, OTHER AND LOANS RECEIVABLE

Trade and Other Receivables, Net

	December 31, 2015	December 31, 2014
Trade accounts receivable (net of allowance for doubtful accounts of $1,945 in 2015 and $2,149 in 2014)	$112,369	$85,553
Other receivables	1,846	1,887
Total	$114,215	$87,440

Loans Receivable, Including Loans Held for Sale

    Major classification of WebBank’s loans receivable, including loans held for sale at December 31, 2015 and 2014 are as follows:

	Total				Current		Non-current
	December 31, 2015%		December 31, 2014%		December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Loans held for sale	$159,592		$40,886		$159,592	$40,886	$—	$—
Real estate loans:
Commercial - owner occupied	$1,542	2%	$1,650	2%	97	96	1,445	$1,554
Commercial – other	281	—%	264	—%	—	—	281	264
Total real estate loans	1,823	2%	1,914	2%	97	96	1,726	1,818
Commercial and industrial	66,253	98%	75,706	98%	5,943	1,142	60,310	74,564
Total loans	68,076	100%	77,620	100%	6,040	1,238	62,036	76,382
Less:
Deferred fees and discounts	(15)		(20)		(15)	(20)	—	—
Allowance for loan losses	(630)		(557)		(630)	(557)	—	—
Total loans receivable, net (a)	$67,431		$77,043		5,395	661	62,036	76,382
Loans receivable, including loans held for sale (a)					$164,987	$41,547	$62,036	$76,382
(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, net was $226,541 and $117,346 at December 31, 2015 and 2014, respectively.

Commercial and industrial loans include unamortized premiums of $18 and unaccreted discounts of $311 at December 31, 2015 and unamortized premiums of $57 and unaccreted discounts of $358 at December 31, 2014. Loans with a carrying value of approximately $63,393 and $71,448 were pledged as collateral for potential borrowings at December 31, 2015 and 2014, respectively.

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

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
December 31, 2012	$187	$34	$64	$285
Charge-offs	—	—	(64)	(64)
Recoveries	22	44	217	283
Provision	(132)	(50)	102	(80)
December 31, 2013	77	28	319	424
Charge-offs	—	—	(3)	(3)
Recoveries	66	40	80	186
Provision	(79)	(56)	85	(50)
December 31, 2014	64	12	481	557
Charge-offs	—	—	—	—
Recoveries	25	44	54	123
Provision	(49)	(48)	47	(50)
December 31, 2015	$40	$8	$582	$630

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	Real Estate
December 31, 2015	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Allowance for loan losses:
Individually evaluated for impairment	$1	$—	$77	$78
Collectively evaluated for impairment	39	8	505	552
Total	$40	$8	$582	$630
Outstanding Loan balances:
Individually evaluated for impairment	$358	$—	$1,241	$1,599
Collectively evaluated for impairment	1,184	281	65,012	66,477
Total	$1,542	$281	$66,253	$68,076

	Real Estate
December 31, 2014	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$52	$52
Collectively evaluated for impairment	64	12	429	505
Total	$64	$12	$481	$557
Outstanding Loan balances:
Individually evaluated for impairment (1)	$374	$—	$84	$458
Collectively evaluated for impairment	1,276	264	75,622	77,162
Total	$1,650	$264	$75,706	$77,620
(1) $4 is guaranteed by the USDA or SBA.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Nonaccrual and Past Due Loans

Loans past due 90 days or more and still accruing interest were $0 and $52 at December 31, 2015 and 2014, respectively. Nonaccrual loans are summarized as follows:

	December 31, 2015	December 31, 2014
Real Estate Loans:
Commercial - Owner Occupied	$341	$374
Total Real Estate Loans	341	374
Commercial and Industrial	2	16
Total Loans	$343	$390

Past due loans (accruing and nonaccruing) are summarized as follows:

December 31, 2015	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Recorded investment in accruing loans 90+ days past due	Nonaccrual loans that are current (1)
Real Estate Loans:
Commercial - Owner Occupied	$714	$487	$341	$828	$1,542	$—	$—
Commercial - Other	281	—	—	—	281	—	—
Total Real Estate Loans	995	487	341	828	1,823	—	—
Commercial and Industrial	66,251	—	2	2	66,253	—	—
Total Loans	$67,246	$487	$343	$830	$68,076	$—	$—
(1) Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

December 31, 2014	Current	30-89 days past due	90+ days past due	Total past due (2)	Total loans	Recorded investment in accruing loans 90+ days past due	Nonaccrual loans that are current (1)
Real Estate Loans:
Commercial - Owner Occupied	$1,228	$49	$373	$422	$1,650	$—	$—
Commercial - Other	264	—	—	—	264	—	—
Total Real Estate Loans	1,492	49	373	422	1,914	—	—
Commercial and Industrial	75,635	3	68	71	75,706	52	—
Total Loans	$77,127	$52	$441	$493	$77,620	$52	$—
(1) Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.
(2) $4 is guaranteed by the USDA or SBA.

Credit Quality Indicators

In addition to the past due and nonaccrual criteria, loans are analyzed using a loan grading system. Generally, internal grades are assigned to loans based on the performance of the loans, financial/statistical models and loan officer judgment. WebBank reviews and grades loans with unpaid principal balances of $100 or more once per year. Grades follow definitions of Pass, Special Mention, Substandard, and Doubtful which are consistent with published definitions of regulatory risk classifications. The definitions of Pass, Special Mention, Substandard, and Doubtful are summarized as follows:

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

December 31, 2015	Pass	Special Mention	Sub- standard	Doubtful	Total loans
Real Estate Loans:
Commercial - Owner Occupied	$1,184	$—	$358	—	$1,542
Commercial - Other	281	—	—	—	281
Total Real Estate Loans	1,465	—	358	—	1,823
Commercial and Industrial	61,310	3,702	1,241	—	66,253
Total Loans	$62,775	$3,702	$1,599	$—	$68,076

December 31, 2014	Pass	Special Mention	Sub- standard (1)	Doubtful	Total loans
Real Estate Loans:
Commercial - Owner Occupied	1,258	19	373	—	1,650
Commercial - Other	264	—	—	—	264
Total Real Estate Loans	1,522	19	373	—	1,914
Commercial and Industrial	74,439	1,183	84	—	75,706
Total Loans	$75,961	$1,202	$457	$—	$77,620
(1) $4 is guaranteed by the USDA or SBA.

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. When loans are impaired, an estimate of the amount of the balance that is impaired is made and a specific reserve is assigned to the loan based on the estimated present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral less the cost to sell. When the impairment is based on the fair value of the loan’s underlying collateral, the portion of the balance that is impaired is charged off, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. WebBank recognized $86, $60, and $121 in interest income on impaired loans for the years ended December 31, 2015, 2014, and 2013, respectively. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. Payments are recognized when cash is received.

Information on impaired loans is summarized as follows:

		Recorded investment
December 31, 2015	Unpaid principle balance	with no allowance	with allowance	Total recorded investment	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$372	$341	$17	$358	$1	$370
Total Real Estate Loans	372	341	17	358	1	370
Commercial and Industrial	1,320	12	1,229	1,241	77	569
Total Loans	$1,692	$353	$1,246	$1,599	$78	$939

		Recorded investment
December 31, 2014	Unpaid principal balance	with no allowance	with allowance	Total recorded investment (1)	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$430	$374	$—	$374	$—	$750
Total Real Estate Loans	430	374	—	374	—	750
Commercial and Industrial	193	28	56	84	52	131
Total Loans	$623	$402	$56	$458	$52	$881
(1) $4 is guaranteed by the USDA or SBA.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

9. INVENTORIES, NET

A summary of Inventories, net is as follows:

	December 31, 2015	December 31, 2014
Finished products	$39,405	$24,424
In – process	20,814	10,310
Raw materials	28,893	12,346
Fine and fabricated precious metal in various stages of completion	13,155	17,094
	102,267	64,174
LIFO reserve	—	(90)
Total	$102,267	$64,084

Inventories, net at December 31, 2015 include $22,843 and $19,432 from HNH's acquisition of JPS and CoSine's acquisition of API as discussed in Note 3 - "Acquisitions."

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, HNH purchases, maintains and utilizes precious metal inventory. HNH records certain precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

Certain customers and suppliers of HNH choose to do business on a “pool” basis. Such customers or suppliers furnish precious metal to HNH for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in the Company’s Consolidated Balance Sheets. To the extent HNH is able to utilize customer precious metal in its production process, such customer metals replaces the need for HNH to purchase its own inventory. As of December 31, 2015, customer metal in H&H's custody consisted of 160,363 ounces of silver, 535 ounces of gold, and 1,391 ounces of palladium. As of December 31, 2014, HNH’s customer metal consisted of 191,217 ounces of silver, 518 ounces of gold, and 1,392 ounces of palladium.

	December 31, 2015	December 31, 2014
Supplemental inventory information:
Precious metals stated at LIFO cost	$3,536	$4,839
Precious metals stated under non-LIFO cost methods, primarily at fair value	9,619	12,165
Market value per ounce:
Silver	13.86	15.75
Gold	1,062.25	1,199.25
Palladium	547.00	798.00

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

10. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	December 31, 2015	December 31, 2014
Land	$20,434	$9,523
Buildings and improvements	62,061	53,742
Machinery, equipment and other	276,599	194,356
Construction in progress	10,538	4,738
	369,632	262,359
Accumulated depreciation and amortization	(114,230)	(78,045)
Net property, plant and equipment	$255,402	$184,314

Depreciation expense was $32,302, $24,745 and $20,036 for the twelve months ended December 31, 2015, 2014 and 2013, respectively.

11. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying value of goodwill is as follows:

	December 31, 2015
	Diversified	Energy	Corporate	Total
Balance at beginning of year
Gross Goodwill	$26,299	$64,790	$81	$91,170
Accumulated impairments	—	(45,219)	—	(45,219)
Net Goodwill	26,299	19,571	81	45,951
Acquisitions (a)	76,016	—	—	76,016
Impairment	—	(19,571)	—	(19,571)
Currency translation adjustment	—	—	—	—
Other adjustments	(543)	—	—	(543)
Balance at end of period
Gross Goodwill	101,772	64,790	81	166,643
Accumulated impairments	—	(64,790)	—	(64,790)
Net Goodwill	$101,772	$—	$81	$101,853
(a) Goodwill from acquisitions relates to HNH's acquisitions of ITW and JPS, as well as the acquisitions of CoSine and API. These balances are subject to adjustment during the finalization of the purchase price allocation for these acquisitions. For additional information, see Note 3 - "Acquisitions".

	December 31, 2014
	Diversified	Energy	Corporate	Total
Balance at beginning of year
Gross Goodwill	$26,260	$64,790	$81	$91,131
Accumulated impairments	—	(3,769)	—	(3,769)
Net Goodwill	26,260	61,021	81	87,362
Acquisitions	—	—	—	—
Impairment	—	(41,450)	—	(41,450)
Currency translation adjustment	(37)	—	—	(37)
Other adjustments	76	—	—	76
Balance at end of year
Gross Goodwill	26,299	64,790	81	91,170
Accumulated impairments	—	(45,219)	—	(45,219)
Net Goodwill	$26,299	$19,571	$81	$45,951

In connection with its annual goodwill impairment tests and the adverse effects of the recent developments in the oil services industry, the Company recognized impairment charges of $19,571 and $41,450 in the fourth quarter of 2015 and 2014, respectively, related to the goodwill associated with its Energy segment. The impairments resulted from the adverse effects the decline in energy prices had on the oil services industry and the projected future results of operations of the Energy segment. The fair values of the reporting units used in determining the goodwill impairment were based on valuations using a combination of the income approach (discounted cash flows) and the market approach (guideline public company method and guideline transaction method).

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

A summary of other intangible assets is as follows:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Product and customer relationships	$134,814	$41,153	$93,661	$113,952	$29,726	$84,226
Trademarks	38,157	8,361	29,796	28,803	5,856	22,947
Patents and technology	17,010	7,379	9,631	16,773	6,023	10,750
Other	8,480	2,605	5,875	2,426	1,799	627
	$198,461	$59,498	$138,963	$161,954	$43,404	$118,550

Trademarks with indefinite lives as of December 31, 2015 and 2014 were $8,020. Amortization expense related to intangible assets was $16,258, $13,693 and $10,954 for the twelve months ended December 31, 2015, 2014 and 2013, respectively. The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Products and
	Customer		Patents and
	Relationships	Trademarks	Technology	Other
2016	$12,062	$2,808	$1,319	$839
2017	11,632	2,252	1,319	725
2018	11,221	1,697	1,319	771
2019	8,957	1,539	1,312	734
2020	8,944	1,539	907	734
Thereafter	40,845	11,941	3,455	2,072
Total	$93,661	$21,776	$9,631	$5,875

12. BANK DEPOSITS

A summary of WebBank deposits is as follows:

	December 31, 2015	December 31, 2014
Time deposits year of maturity:
2015	$—	$27,001
2106	71,691	50,386
2017	46,182	26,671
2018	50,878	—
Total time deposits	168,751	104,058
Money market deposits	83,421	60,802
Total deposits (a)	$252,172	$164,860
Current	$155,112	$87,804
Long-term	97,060	77,056
Total deposits	$252,172	$164,860

(a) All time deposits accounts are under $250. The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of Deposits was $250,862 and $165,381 at December 31, 2015 and 2014, respectively.

13. RELATED PARTY TRANSACTIONS

Management Agreement with SP General Services LLC

The Manager receives a fee, pursuant to the terms of the Management Agreement, at an annual rate of 1.5% of total partner’s capital ("Management Fee"), payable on the first day of each quarter and subject to quarterly adjustment. In addition, SPLP may issue to the Manager partnership profits interests in the form of incentive units, which will be classified as Class C common units of SPLP, upon the attainment of certain specified performance goals by SPLP which are determined as of the last day of each fiscal year (see Note 16 - "Capital and Accumulated other Comprehensive Income" for additional information on the incentive units).

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the independent directors. The Management Fee was $8,150, $8,775 and $8,178 for the twelve months ended December 31, 2015, 2014 and 2013, respectively. The Management Fee is recorded in Selling, general and administrative expenses ("SG&A") in the Company's Consolidated Statements of Operations. Unpaid amounts for management fees included in Payable to related parties were $0 at December 31, 2015 and 2014.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $2,906, $3,100 and $1,310 during the twelve months ended December 31, 2015, 2014 and 2013, respectively. Unpaid amounts for reimbursable expenses were approximately $695 and $1,504 at December 31, 2015 and 2014, respectively, and are included in Payable to related parties in the Company's Consolidated Balance Sheets.

In 2015, SPLP issued units to WGL Capital Corp. (the "Investment Manager"), an affiliate of the Manager. The units issued were for the final settlement of the additional liability due to the Investment Manager of approximately $1,800 (see Note 16 - "Capital and Accumulated Other Comprehensive (Loss) Income").

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

Consolidated companies that have agreements with SP Corporate include HNH, Steel Excel, SPLP, WFHC, DGT, WebBank, BNS and WFH LLC, as a successor in interest to CoSine. Annual amounts to be billed to these companies are $9,996, $8,150, $3,000, $4,200, $476 $500, $204 and $1,200, respectively. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, SP Corporate has management services agreements with other companies considered to be related parties, including, NOVT Corporation, Ore Holdings, Inc., J. Howard Inc., SL Industries, Inc., Steel Partners, Ltd., iGo and MLNK. In total, SP Corporate will charge approximately $4,121 annually to these companies. All amounts billed under these service agreements are classified as a reduction within Selling, general and administrative expenses.

SPII Liquidating Trust

SPLP held interests in the SPII Liquidating Trust, an entity that held certain investments which it acquired in connection with an exchange transaction, which the Manager and its affiliate served as the manager and liquidating trustee, respectively, without compensation other than reimbursement for out-of-pocket expenses. The SPII Liquidating Trust has been fully liquidated during 2015. See Note 5 - "Investments" for additional information. In 2013, the SPII Liquidating Trust sold its remaining investments comprising Trust I to a related party, Steel Partners Ltd. The Company received proceeds of $764 representing its proportionate interest in the Trust. There was no gain or loss on the transaction.

Mutual Securities

Pursuant to the Management Agreement, the Manager was responsible for selecting executing brokers. Securities transactions for SPLP are allocated to brokers on the basis of reliability and best price and execution. The Manager has selected Mutual Securities as an introducing broker and may direct a substantial portion of the managed entities’ trades to such firm among others. An officer of the Manager and SPH GP is affiliated with Mutual Securities. The Manager only uses Mutual

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Securities when such use would not compromise the Manager’s obligation to seek best price and execution. SPLP has the right to pay commissions to Mutual Securities, which are higher than those that can be obtained elsewhere, provided that the Manager believes that the rates paid are competitive institutional rates. Mutual Securities also served as an introducing broker for SPLP’s trades. The commissions paid by SPLP to Mutual securities were approximately $180, $352 and $310 for the twelve months ended December 31, 2015, 2014 and 2013, respectively. Such commissions are included in the net investment gains (losses) in the consolidated statements of operations. The portion of the commission paid to Mutual Securities ultimately received by such officer is net of clearing and other charges.

Other

SPLP had an arrangement whereby it held an asset on behalf of a related party in which it had an investment. The investment was liquidated during the second quarter of 2015. The asset had a fair value of $34,280 at December 31, 2014.

The Company’s non-management directors receive an annual retainer of $150, of which $75 is paid in cash and $75 is paid in restricted common units of SPLP. The restricted units vest over a three year period. These directors are also paid fees of $1 for each board committee meeting attended. The chairmen of the Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee are paid an additional annual fee of $60, $5 and $5, respectively. Non-management directors’ fees expensed were $950, $931 and $855 for the twelve months ended December 31, 2015, 2014 and 2013, respectively. Unpaid non-management directors’ fees are included in Payable to related parties in the Company's Consolidated Balance Sheets and were $43 and $46 at December 31, 2015 and 2014, respectively.

At December 31, 2015 and 2014, several related parties and consolidated subsidiaries had deposits totaling $3,135 and $14,875, respectively, in WebBank. $1,298 and $12,391 of these deposits have been eliminated in consolidation as of December 31, 2015 and 2014, respectively. The deposits held at WebBank earned $57, $104 and $159 in interest for the years ended December 31, 2015, 2014 and 2013, respectively. The amount of interest that has been eliminated in consolidation was
$46, $89 and $150 for the years ended December 31, 2015, 2014 and 2013, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

14. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following:

	December 31, 2015	December 31, 2014
Short term debt:
CoSine - Foreign	$527	$—
HNH - Foreign	742	602
Total short-term debt	1,269	602
Long-term debt:
Steel Excel Term Loan (a)	42,666	78,653
CoSine Term Loans	2,664	—
HNH Revolving Facilities	90,613	193,375
SPLP Revolving Facility	75,140	33,788
CoSine Revolving Facilities	18,793	—
Other debt - domestic	6,936	8,014
Foreign loan facilities	1,277	1,412
Subtotal	238,089	315,242
Less portion due within one year (b)	2,176	19,535
Long-term debt	235,913	295,707
Total debt	$239,358	$315,844
Capital lease facility
Current portion of capital lease	$1,028	$486
Long-term portion of capital lease	1,899	288
	$2,927	$774
(a) Net of unamortized debt issuance costs of $280 and $632 at December 31, 2015 and 2014, respectively.
(b) Net of unamortized debt issuance costs of $57 at 2014, respectively.

Long-term debt obligations as of December 31, 2015 matures in each of the next five years as follows:

	Total	Less: Unamortized debt issuance costs	2016	2017	2018	2019	2020	Thereafter

Long-term debt	$238,089	$(280)	$2,176	$97,099	$42,991	$91,339	$3,997	$767

SPLP Revolving Credit Facility

On September 28, 2015 the Company amended its Credit Agreement (the “Amended Credit Facility”) with PNC Bank, National Association (“PNC”), as administrative agent for the lenders thereunder. The Amended Credit Facility provides for a revolving credit facility with borrowing availability of up to $105,000 and increased the applicable the applicable margin from 1.50% to 1.625%. Amounts outstanding under the Amended Credit Facility bear interest at SPLP's option at either the Base Rate, as defined, plus 0.625% or LIBOR plus 1.625%, and are collateralized by first priority security interests of certain of the Company's deposit accounts and publicly traded securities. The pledged collateral of approximately $371,300 includes SPLP's investments in publicly traded securities, including investments in majority-owned, consolidated subsidiaries. The average interest rate on the Amended Credit Facility was 2.15% as of December 31, 2015. The Amended Credit Facility requires a commitment fee to be paid on unused borrowings and also contains customary affirmative and negative covenants, including a minimum cash balance covenant, restrictions against the payment of dividends and customary events of default. Any amounts outstanding under the Amended Credit Facility are due and payable in full on October 23, 2017. The Amended Credit Facility also includes provisions for the issuance of letters of credit up to $10,000, with any such issuances reducing total borrowing availability. The Company has an outstanding letter of credit of approximately $893 at December 31, 2015.

In April 2014, the Company borrowed $47,500 under the Amended Credit Facility in connection with a tender offer for its common units (see Note 16 - "Capital and Accumulated Other Comprehensive Income") and in the first quarter of 2015, the Company borrowed an additional $37,000 to fund CoSine's tender offer for API (see Note 3 - "Acquisitions" for additional information).

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

HNH Debt

Senior Credit Facility

On August 29, 2014, H&H Group, a wholly owned subsidiary of HNH, entered into an amended and restated senior credit facility ("Senior Credit Facility") which provides for an up to $365,000 senior secured revolving credit facility, including a $20,000 sublimit for the issuance of letters of credit and a $20,000 sublimit for the issuance of swing loans. Borrowings under the Senior Credit Facility bear interest at H&H Group's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in a the loan agreement (2.00% and 1.00%, respectively, for LIBOR and Base Rate borrowings at December 31, 2015), and the revolving facility provides for a commitment fee to be paid on unused borrowings. The weighted average interest rate on the revolving facility was 2.47% at December 31, 2015. At December 31, 2015, letters of credit totaling $4,800 had been issued under the Senior Credit Facility, including $3,400 of the letters of credit guaranteeing various insurance activities, and $1,400 for environmental and other matters. H&H Group's availability under the Senior Credit Facility was $183,200 as of December 31, 2015.

On January 22, 2015, H&H Group, and certain subsidiaries of H&H Group, entered into an amendment to its Senior Credit Facility to, among other things, provide for the consent of the administrative agent and the lenders, subject to compliance with certain conditions, for the tender offer by H&H Acquisition Sub for the shares of JPS, including the use of up to $71,000 under the Senior Credit Facility to purchase such shares, and certain transactions related thereto. In addition, H&H Acquisition
Sub and HNH Acquisition LLC became guarantors under the Senior Credit Facility pursuant to the amendment. See further discussion regarding the JPS transaction in Note 3 - "Acquisitions."

The Senior Credit Facility will expire, with remaining outstanding balances due and payable, on August 29, 2019. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of H&H Group, and obligations under the Senior Credit Facility are collateralized by first priority security interests in and liens upon all present and future assets of H&H Group and these subsidiaries, which approximated $465,000 at December 31, 2015. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. HNH was in compliance with all debt covenants at December 31, 2015.

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

Interest Rate Swap Agreements

H&H Group entered into an interest rate swap agreement in February 2013 to reduce its exposure to interest rate fluctuations. Under the interest rate swap, HNH received one-month LIBOR in exchange for a fixed interest rate of 0.569% over the life of the agreement on an initial $56,400 notional amount of debt, with the notional amount decreasing by $1,100, $1,800 and $2,200 per quarter in 2013, 2014 and 2015, respectively. The agreement expired in February 2016. In connection with the amendments made to the Senior Credit Facility in connection with the Wolverine Joining acquisition, H&H Group entered into a second interest rate swap agreement in June 2013 to reduce its exposure to interest rate fluctuations. Under the interest rate swap, HNH received one-month LIBOR in exchange for a fixed interest rate of 0.598% over the life of the agreement on an initial $5,000 notional amount of debt, with the notional amount decreasing by $100, $200 and $200 per quarter in 2013, 2014 and 2015, respectively. The agreement expired in February 2016.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Subordinated Notes

On March 26, 2013, H&H Group instructed Wells Fargo Bank, National Association ("Wells Fargo"), as trustee and collateral agent, to deliver an irrevocable notice of H&H Group's election to redeem all of its outstanding 10% Subordinated Secured Notes ("Subordinated Notes") to the holders of the Subordinated Notes. Pursuant to the terms of that certain amended and restated indenture, dated as of December 13, 2010, as amended ("Indenture"), by and among H&H Group, the guarantors named therein and Wells Fargo, as trustee and collateral agent, H&H Group has instructed Wells Fargo to redeem, on April 25, 2013, approximately $31,800 principal amount of Subordinated Notes, representing all of the outstanding Subordinated Notes, at a redemption price equal to 112.6% of the principal amount and accrued but unpaid payment-in-kind-interest thereof, plus accrued and unpaid cash interest. The Subordinated Notes were part of a unit ("Unit"), and each Unit consisted of (i) Subordinated Notes and (ii) warrants to purchase shares of common stock of the Company ("Warrants"). The Subordinated Notes and Warrants which comprised the Unit were not detachable until October 14, 2013. Accordingly, all Units were also redeemed. On March 26, 2013, H&H Group irrevocably deposited with Wells Fargo funds totaling $36,900 for such redemption and interest payment in order to satisfy and discharge its obligations under the Indenture from both a legal and accounting perspective. Approximately $25,000 of this deposit related to SPLP's holdings of the Subordinated Notes. SPLP received the proceeds on April 26, 2013. Interest expense in 2013 included a $5,700 loss associated with the redemption of the Subordinated Notes, including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts. The obligations outstanding under the Subordinated Notes bore interest at a rate of 10% per annum, 6% of which was payable in cash and 4% of which was payable in-kind.

Other Debt

A subsidiary of H&H has two mortgage agreements, each collateralized by real property. On October 5, 2015, a subsidiary of H&H refinanced one of the outstanding mortgage notes, which had an original maturity in October 2015. Under the terms of the revised agreement, the subsidiary paid down $700 of the original outstanding principal balance. The remaining outstanding principal balance of $5,400 was refinanced and will be repaid in equal monthly installments totaling $400 per year over the next
5 years, with a final principal payment of $3,600 due at maturity of the loan in October 2020. The mortgage bears interest at LIBOR plus a margin of 2.00%, or 2.28% at December 31, 2015. The mortgage on the second facility was approximately $1,600 and $1,700 at December 31, 2015 and 2014, respectively. This mortgage bears interest at LIBOR plus a margin of 2.70%, or 3.12% at December 31, 2015, and matures in 2017.

    Steel Excel Term Loan

Steel Excel's energy business has a credit agreement, as amended (“Amended Credit Agreement”) with Wells Fargo Bank National Association, RBS Citizens, N.A., and Comerica Bank that provides for a borrowing capacity of $105,000 consisting of a $95,000 secured term loan (the “Term Loan”) and up to $10,000 in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. The Company incurred fees totaling approximately $1,400 in connection with the Amended Credit Agreement that are being amortized over the life of the arrangement as a component of interest expense.

Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Excel's wholly-owned subsidiary, Steel Energy Ltd. ("Steel Energy") and its wholly-owned subsidiaries Sun Well Service, Inc. ("Sun Well"), Rogue Pressure Services, LLC ("Rogue"), and Black Hawk Energy Services Ltd. (Black Hawk Ltd.), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue and Black Hawk Ltd. The carrying value as of December 31, 2015 of the assets pledged as collateral by Steel Energy and its subsidiaries under the Amended Credit Agreement was $138,218.

The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3,300 and a balloon payment due on the maturity date. In December 2015, Steel Excel made a prepayment of $23,100 on the Term Loan, with the prepayment applied to the next seven quarterly installments. Steel Excel recognized a loss on extinguishment of $100 in connection with the prepayment from the write-off of unamortized debt issuance costs, which was reported as a component of Other income, net in the Consolidated Statement of Operations for the year ended December 31, 2015. At December 31, 2015, $42,666 was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

LIBOR-based borrowings are available for interest periods of one, three, or six months. In addition, Steel Excel is required to pay commitment fees of between 0.375% and 0.50% per annum on the daily unused amount of the Revolving Loans. The interest rate on the borrowings under the Amended Credit Agreement was 3.1% at December 31, 2015. For the years ended December 31, 2015 and 2014 and 2013, Steel Excel incurred interest expense of $2,400, $3,100 and $1,400, respectively, in connection with the Amended Credit Agreement.

The Amended Credit Agreement contains certain financial covenants, including (i) a leverage ratio not to exceed 2.75:1 for quarterly periods through June 30, 2017, and 2.50:1 thereafter and (ii) a fixed charge coverage ratio of 1.15:1 for quarterly periods through December 31, 2016, and 1.25:1 thereafter. Steel Excel was in compliance with all financial covenants as of December 31, 2015.

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

CoSine Long-Term Debt Facilities

CoSine's API subsidiary in the United Kingdom has a multi-currency revolving agreement of £13,500 (approximately $19,980) with HSBC Bank plc ("HSBC") that expires on December 31, 2017. At December 31, 2015, approximately $16,280 was outstanding under the facility. The interest rate on the borrowings under the UK facility was 2.60% at December 31, 2015. These borrowings are secured by certain UK assets which totaled approximately $56,388 at December 31, 2015 and include certain debt covenants including leverage and interest cover. API was in compliance with all covenants at December 31, 2015.

API also has a number of revolving facilities with HSBC in the U.S. that expires in June 2018, with availability up to approximately $4,635 as of December 31, 2015. At December 31, 2015, $2,513 was outstanding under the facility at an interest rate of 3.24%. The facility is secured against certain property, plant & equipment, inventories and receivables which totaled approximately $18,100 at December 31, 2015. API received a temporary waiver after failing to meet one of the debt covenants under this facility as of December 31, 2015. The facility was amended in October 2015 to modify and add certain covenants and provisions that will be in place until June 30, 2016. In addition, API has certain term loans for equipment with HSBC and Wells Fargo Bank for approximately $2,664. The loan with Wells Fargo Bank had an interest rate of 4.26% at December 31, 2015. This loan is secured over the related equipment.

15. PENSION AND OTHER POST-RETIREMENT BENEFITS

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

The qualified pension benefits under the WHX Pension Plan were frozen as of December 31, 2015 and April 30, 2006 for hourly and salaried non-bargaining participants, respectively, with the exception of a single operating unit. In 2011, the benefits were frozen for the remainder of the participants. WPC employees ceased to be active participants in the WHX Pension Plan effective July 31, 2003, and as a result such employees no longer accrue benefits under the WHX Pension Plan.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

JPS sponsors a defined benefit pension plan ("JPS Pension Plan"), which was assumed in connection with HNH's JPS acquisition. Under the JPS Pension Plan, substantially all of JPS's employees who were employed prior to April 1, 2005 have benefits. The JPS Pension Plan was frozen effective December 31, 2015. Employees no longer earned additional benefits after that date. Benefits earned prior to December 31, 2015 will be paid out to eligible participants following retirement. The JPS Pension Plan was "unfrozen" for employees who were active employees on or after June 1, 2012. This new benefit, calculated based on years of service and a capped average salary, will be added to the amount of any pre-2005 benefit. The JPS Pension Plan was again frozen for all future accruals effective December 31, 2015, although unvested participants may still vest in accrued but unvested benefits.

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

Pension benefits under the WHX Pension Plan are based on years of service and the amount of compensation earned during the participants’ employment. However, as noted above, the qualified pension benefits have been frozen for all participants.

Pension benefits for the WPC bargained participants include both defined benefit and defined contribution features, since the plan includes the account balances from the RSP Plan. The gross benefit, before offsets, is calculated based on years of service and the benefit multiplier under the plan. The net defined benefit pension plan benefit is the gross amount offset for the benefits payable from the RSP Plan and benefits payable by the Pension Benefit Guaranty Corporation from previously terminated plans.  Individual employee accounts established under the RSP Plan are maintained until retirement. Upon retirement, participants who are eligible for the WHX Pension Plan and maintain RSP Plan account balances will normally receive benefits from the WHX Pension Plan. When these participants become eligible for benefits under the WHX Pension Plan, their vested balances in the RSP Plan becomes assets of the WHX Pension Plan. Although these RSP Plan assets cannot be used to fund any of the net benefit that is the basis for determining the defined benefit plan’s net benefit obligation at the end of the year, the HNH has included the amount of the RSP Plan accounts of $13,300 and $17,700 on a gross basis as both assets and liabilities of the plan as of December 31, 2015 and 2014, respectively.

Certain current and retired employees of H&H are covered by post-retirement medical benefit plans, which provide benefits for medical expenses and prescription drugs. Contributions from a majority of the participants are required, and for those retirees and spouses, HNH’s payments are capped.

Actuarial losses for the WHX Pension Plan are being amortized over the average future lifetime of the participants, which is expected to be approximately 20 years. HNH believes that use of the future lifetime of the participants is appropriate because the WHX Pension Plan is completely inactive.

API maintains pension plans in the United Kingdom and in the U.S. The disclosures below only include the significant UK pension plan.

The following table presents the components of pension expense and other post-retirement benefit (income) expense for the HNH and API UK benefit plans:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Service cost	$54	$—	$—	$—	$—	$—
Interest cost	24,870	20,518	18,447	46	49	98
Expected return on plan assets	(29,253)	(24,157)	(23,900)	—	—	—
Amortization of prior service cost	—	—	—	(103)	(103)	—
Amortization of actuarial loss	6,229	1,878	5,026	37	34	8
Total	$1,900	$(1,761)	$(427)	$(20)	$(20)	$106

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Actuarial assumptions used to develop the components of pension expense and other post-retirement benefit (income) expense were as follows:

	Pension Benefits			Other Post-Retirement Benefits
	2015	2014	2013	2015	2014	2013
Discount rates:
WHX Pension Plan	3.70%	4.40%	3.50%	N/A	N/A	N/A
JPS Pension Plan	4.00%	N/A	N/A	N/A	N/A	N/A
API Pension Plan	3.70%	N/A	N/A	N/A	N/A	N/A
Other post-retirement benefit plans	N/A	N/A	N/A	3.55%	4.10%	3.65%
Expected return on assets	7.00%	7.00%	7.50%	N/A	N/A	N/A
API expected return on assets	4.61%	N/A	N/A	N/A	N/A	N/A
Health care cost trend rate - initial	N/A	N/A	N/A	6.75%	7.00%	7.25%
Health care cost trend rate - ultimate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate reached	N/A	N/A	N/A	2022	2022	2022

The measurement date for plan obligations is December 31.  The discount rate is the rate at which the plans’ obligations could be effectively settled and is based on high quality bond yields as of the measurement date.

Summarized below is a reconciliation of the funded status for HNH’s and API's qualified defined benefit pension plans and other post-retirement benefit plan:

	HNH Plans		API Plan
	Pension Benefits		Pension Benefits	Other Post-Retirement Benefits
	2015	2014	2015	2015	2014
Change in benefit obligation:
Benefit obligation at January 1	$531,824	$494,272	$—	$1,356	$1,084
JPS and API pension plan acquisitions	117,688	—	142,164	—	—
Service cost	54	—	—	—	—
Interest cost	21,286	20,518	3,444	46	49
Actuarial (gain) loss	(19,814)	51,274	(3,175)	159	293
Participant contributions	—	—	—	1	1
Plan change	—	—	—	—	—
Benefits paid	(37,644)	(34,276)	(3,394)	(349)	(71)
Transfer from Canfield Salaried SEPP	—	36	—	—	—
Benefit obligation at December 31	$613,394	$531,824	$139,039	$1,213	$1,356
Change in plan assets:
Fair value of plan assets at January 1	$323,493	$351,869	$—	$—	$—
JPS and API pension plan acquisition	87,321	—	131,973	—	—
Actual returns on plan assets	(43,273)	(14,676)	(34)	—	—
Participant contributions	—	—	—	1	1
Benefits paid	(37,644)	(34,276)	(3,394)	(349)	(71)
Company contributions	18,024	20,540	690	348	70
Transfer from Canfield Salaried SEPP	—	36	—	—	—
Fair value of plan assets at December 31	347,921	323,493	129,235	—	—
Funded status	$(265,473)	$(208,331)	$(9,804)	$(1,213)	$(1,356)
Accumulated benefit obligation ("ABO") for qualified
defined benefit pension plans :
ABO at January 1	$531,824	$494,272	$—	$1,356	$1,084
ABO at December 31	$613,394	$531,824	$139,039	$1,213	$1,356
Amounts recognized in the statement of financial position:
Current liability	$—	$—	$—	$(119)	$(124)
Non-current liability	(265,473)	(208,331)	(9,804)	(1,094)	(1,232)
Total	$(265,473)	$(208,331)	$(9,804)	$(1,213)	$(1,356)

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The weighted average assumptions used in the valuations at December 31 were as follows:

	Pension Benefits		Other Post-Retirement Benefits
	2015	2014	2015	2014
Discount rates:
WHX Pension Plan	4.01%	3.70%	N/A	N/A
JPS Pension Plan	3.93%	N/A	N/A	N/A
API Pension Plan	3.80%	N/A	N/A	N/A
Other post-retirement benefit plans	N/A	N/A	3.89%	3.55%
Health care cost trend rate - initial	N/A	N/A	6.50%	6.75%
Health care cost trend rate - ultimate	N/A	N/A	5.00%	5.00%
Year ultimate reached	N/A	N/A	2022	2022

The effect of a 1% increase (decrease) in health care cost trend rates on other post-retirement benefits obligations is not significant.

Pretax amounts included in “Accumulated other comprehensive income” at December 31, 2015 and 2014 were as follows:

	HNH Plans		API Plan
	Pension Benefits		Pension Benefits	Other Post-Retirement Benefits
	2015	2014	2015	2015	2014
Prior service credit	$—	$—	$—	$(1,299)	$(1,402)
Net actuarial loss	226,296	183,927	903	820	698
Accumulated other comprehensive loss (income)	$226,296	$183,927	$903	$(479)	$(704)

The pretax amount of actuarial losses included in “Accumulated other comprehensive loss” at December 31, 2015 that is expected to be recognized in net periodic benefit cost in 2015 is $8,500.

Other changes in plan assets and benefit obligations recognized in “Comprehensive (loss) income" are as follows:

	HNH Plans			API Plan
	Pension Benefits			Pension Benefits	Other Post-Retirement Benefits
	2015	2014	2013	2015	2015	2014	2013
Current year actuarial (income) loss	$(48,505)	$90,106	$(54,111)	$903	$159	$293	$(1,403)
Amortization of actuarial loss	(6,229)	(1,878)	(5,026)	—	(37)	(34)	(8)
Current year prior service credit	—	—	—	—	—	—	(1,506)
Amortization of prior service cost (credit)	—	—	—	—	103	103	—
Total recognized in comprehensive (income) loss	$(54,734)	$88,228	$(59,137)	$903	$225	$362	$(2,917)

The actuarial loss in 2015 occurred principally because the investment returns on the assets of the WHX Pension Plan were lower than actuarial assumptions, partially offset by an increase in discount rates based on changes in corporate bond yields.

Benefit obligations were in excess of plan assets for both the pension plan and the other post-retirement benefit plan at both December 31, 2015 and 2014. Additional information for the plans with accumulated benefit obligations in excess of plan assets:

	HNH Plans		API Plan
	Pension Benefits		Pension Benefits	Other Post-Retirement Benefits
	2015	2014	2015	2015	2014
Projected benefit obligation	$613,394	$531,824	$139,039	$1,213	$1,356
Accumulated benefit obligation	$613,394	$531,824	$139,039	$1,213	$1,356
Fair value of plan assets	$347,921	$323,493	$129,235	$—	$—

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

HNH's pension plans assets at December 31, 2015 and 2014, by asset category, are as follows:

Fair Value Measurements as of December 31, 2015:
	Assets at Fair Value as of December 31, 2015
Asset Class	Level 1	Level 2	Level 3	Total
Fixed income security:
Credit contract	$—	$3,100	$—	$3,100
Pension assets subject to leveling	$—	$3,100	$—	3,100
Pension assets measured at net asset value (1)
Hedge funds (2)
Equity long/short				2,706
Event driven				45,660
Funds of funds - international large cap growth (3)				4,531
Common trust funds (2)
Large cap equity				35,081
Mid-cap equity				9,040
Small-cap equity				5,158
International equity				4,664
Intermediate bond fund				6,492
Other				662
Insurance separate account (4)				15,013
Total pension assets measured at net asset value				129,007
Cash and cash equivalents				166,503
Net receivables				49,311
Total pension assets				$347,921

Fair Value Measurements as of December 31, 2014:
	Assets at Fair Value as of December 31, 2014
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. large cap	$9,548	$—	$—	$9,548
U.S. mid-cap growth	36,771	—	—	36,771
U.S. small-cap value	18,207	2,626	—	20,833
International large cap value	10,058	—	—	10,058
Emerging markets growth	375	—	—	375
Equity contracts	240	2,330	—	2,570
Fixed income securities:
Corporate bonds and loans	—	50,895	—	50,895
Shorts	(46,909)	(206)	—	(47,115)
Pension assets subject to leveling	$28,290	$55,645	$—	83,935
Pension assets measured at net asset value (1)
Hedge funds: (2)
Equity long/short				72,497
Event driven				50,131
Funds of funds: (3)
Equity long/short				34,705
Global opportunities				7,126
Total pension assets measured at net asset value				164,459
Cash & cash equivalents				75,099
Total pension assets				$323,493

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(2)
Hedge funds and common trust funds are comprised of shares or units in commingled funds that may not be publicly traded. The underlying assets in these funds are primarily publicly traded equity securities, fixed income securities and commodity-related securities and are valued at their net asset values which are calculated by the investment manager or sponsor of the fund and have daily or monthly liquidity.

(3)
Fund of funds consist of fund-of-fund LLC or commingled fund structures. The underlying assets in these funds are primarily publicly traded equity securities, fixed income securities and commodity-related securities. The LLCs are valued based on net asset values calculated by the fund and are not publicly available.

(4)
The JPS Pension Plan holds a deposit administration group annuity contract with an immediate participation guarantee from Transamerica Life Insurance Company ("TFLIC"). The TFLIC contract unconditionally guarantees benefits to certain salaried JPS Pension Plan participants earned through June 30, 1984 in the plan of a predecessor employer. The assets deposited under the contract are held in a separate custodial account ("TFLIC Assets"). If the TFLIC Assets decrease to the level of the trigger point (as defined in the contract), which represents the guaranteed benefit obligation representing the

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

accumulated plan benefits as of June 30, 1984, TFLIC has the right to cause annuities to be purchased for the individuals covered by these contract agreements. Since the TFLIC Assets have remained in excess of the trigger point, no annuities have been purchased for the individuals covered by these contract arrangements.

API's pension plans assets at December 31, 2015 by asset category, are as follows:

Fair Value Measurements as of December 31, 2015:
	Assets at Fair Value as of December 31, 2015
Asset Class	Level 1	Level 2	Level 3	Total
Equities	$62,549	$—	$—	$62,549
Bonds	—	29,661		29,661
Index-linked government bonds	—	8,721		8,721
Property	—	12,795		12,795
Hedge fund	—	15,035		15,035
Cash and cash equivalents	474	—		474
Total pension assets	$63,023	$66,212	$—	$129,235

There were no assets for which fair value was determined using significant unobservable inputs (Level 3) during
2015. Changes in Level 3 assets were as follows during 2014:

Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended December 31, 2014	Corporate Bonds and Loans
Beginning balance as of January 1, 2014	$500
Transfers into Level 3	—
Transfers out of Level 3	—
Gains or losses included in changes in net assets	73
Purchases, issuances, sales and settlements
Purchases	—
Issuances	—
Sales	(573)
Settlements	—
Ending balance as of December 31, 2014	$—

HNH's policy is to recognize transfers in and transfers out of Level 3 as of the date of the event or change in circumstances that caused the transfer.

     The following table presents the category, fair value, redemption frequency, and redemption notice period for those assets whose fair value is estimated using the net asset value per share (or its equivalents), as well as plan assets which have redemption notice periods, as of December 31, 2015 and 2014:

Class Name	Description	Fair Value December 31, 2015	Redemption Frequency	Redemption Notice Period

Hedge funds	Event driven hedge funds	$45,660	Monthly	90 day notice
Fund of funds	International large cap growth	$4,531	(1)	(1)
Hedge funds	Equity long/short hedge funds	$2,706	(1)	(1)
Common trust funds	Collective equity investment funds	$61,097	Daily	0-2 days
Insurance separate account	Insurance separate account	$15,013	(2)	(2)

(1)	Request for redemption has been submitted.

(2)
Except for benefit payments to participants and beneficiaries and related expenses, withdrawals are restricted for substantially all of the assets in the account, as defined in the contract. However, a suspension or transfer can be requested with 30 day notice. When funds are exhausted either by benefit payments, purchase of annuity contracts, or transfer, the related contract terminates.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Class Name	Description	Fair Value December 31, 2014	Redemption Frequency	Redemption Notice Period

Fund of funds	Equity long/short hedge funds	$5,479	Quarterly	45 day notice
Fund of funds	Fund of fund composites	$36,352	Quarterly	65 day notice
Hedge funds	Equity long/short hedge funds	$59,727	Annually	45 day notice
Hedge funds	Event driven hedge funds	$50,131	Monthly	90 day notice
Hedge funds	Equity long/short hedge funds	$12,770	Annually	90 day notice
Separately managed fund	Separately managed fund	$28,917	Monthly	30 day notice
Separately managed fund	Separately managed fund	$66,851	Quarterly	45 day notice

Contributions

Employer contributions consist of funds paid from employer assets into a qualified pension trust account. HNH’s funding policy is to contribute annually an amount that satisfies the minimum funding standards of the Employee Retirement Income Security Act.

HNH expects to have required minimum contributions for 2016, 2017, 2018, 2019, 2020, and for the five years thereafter of $16,500, $34,300, $42,000, $38,800, $35,300, and $92,500, respectively. API expects to have required minimum contributions of $1,036 for 2016, 2017, 2018, 2019, 2020, and for the five years thereafter. Required future contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration or other acceleration events.

Benefit Payments

Estimated future benefit payments for the benefit plans over the next ten years are as follows:

	Pension Benefits		Other Post-Retirement
Years	HNH Plan	API Plan	Benefits
2016	$44,406	$5,269	$119
2017	44,062	5,535	107
2018	43,590	5,831	105
2019	43,095	6,098	106
2020	42,513	6,320	89
2021-2025	200,531	36,156	385

401(k) Plans

Beginning January 1, 2012, certain employees participate in a SPLP sponsored savings plan which qualifies under Section 401(k) of the Internal Revenue Code. SPLP presently makes a contribution to match 50% if the first 6% of the employees contribution. The charge to expense for SPLP's matching contributions totaled $283, $243 and $220 for the years ended December 31, 2015, 2014 and 2013, respectively.

In addition, certain employees participate in a HNH sponsored savings plan which qualifies under Section 401(k) of the Internal Revenue Code.  This savings plan allows eligible employees to contribute from 1% to 75% of their income on a pretax basis. HNH presently makes a contribution to match 50% of the first 6% of the employee’s contribution.  The charge to expense for HNH’s matching contributions amounted to $1,900 in 2015, $2,000 in 2014 and $1,600 in 2013.

16. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

As of December 31, 2015 the Company has two classes of common units which include 26,502,425 Class A units and 130,264 Class B units. The Class B units were issued in the first quarter of 2015 to the Investment Manager, an affiliate of the Manager. The units issued were for the final settlement of the additional liability due to the Investment Manager of approximately $1,800. Instead of receiving the amount in cash, the Investment Manager elected for the total amount to be paid in common units of the Company. The Class B common units are identical to the regular common units in all respects except that net tax losses are not allocated to a holder of Class B common units, liquidating distributions made by the Company to such

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

holder may not exceed the amount of its capital account allocable to such common units, and such holder may not sell such common units in the public market. At such time that that the amount of the capital account allocable to a Class B common unit is equal to the amount of the capital account allocable to a regular common unit, such Class B common unit convert automatically into a regular common unit. As of December 31, 2014, the Company had only one class of common units, totaling 27,566,200 outstanding.

WFHC Ownership Change

In December 2015, the Company and its CoSine and WFHC subsidiaries entered into a series of transactions that impacted SPLP's ownership interest in both entities. Prior to these transactions SPLP owned 100% of WFHC and 80.6% of CoSine.

•	On December 17, 2015 WFHC issued a combination of common and preferred stock to SPLP in exchange for SPLP's existing common stock of WFHC.

•
On December 28, 2015 CoSine completed a reverse-forward stock split in which CoSine stockholders holding fewer than 80,000 shares had their shares canceled and converted into a right to receive a cash payment for all of their outstanding shares based on the effective date of the stock split. As a result of the reverse forward split, the noncontrolling interest ownership percentage decreased from 19.4% to 11.9%.

•
On December 31, 2015 WFHC issued new common and preferred shares to all of the previous holders of CoSine common and preferred equity, including the noncontrolling interest holders. As a result, Cosine was merged with and into WFH LLC, which is 100% owned by WFHC, and SPLP's ownership interest in WFHC decreased from 100% to 90.7%. In accordance with the accounting standard on consolidation, a change in a parent’s ownership interest while the parent retains a controlling financial interest in its subsidiary is accounted for as an equity transaction. SPLP accounted for its decrease in ownership by recording a noncontrolling interest amount representing the carrying amount of the noncontrolling shareholders' ownership in the new consolidated equity of WFHC at December 31, 2015. The recording of the noncontrolling interest's carrying amount in the consolidated equity of WFHC was recorded as an equity transaction, resulting in a decrease in Partner's capital.

DGT Ownership Increase

On October 28, 2015 DGT shareholders approved an amendment to DGT's certificate of incorporation in order to complete a 1-for-100,000 reverse stock split of DGT's common stock. No fractional shares were issued and shareholders owning fewer than 100,000 shares of common stock had their shares canceled and converted into the right to receive $18.30, resulting in a payable to shareholders of approximately $8,500 at December 31, 2015. After the reverse stock split, SPLP owned 100% of DGT's common stock. In accordance with the accounting standard on consolidation, a change in a parent’s ownership interest while the parent retains a controlling financial interest in its subsidiary is accounted for as an equity transaction. As a result, SPLP accounted for its increase in ownership by adjusting the carrying amount of its noncontrolling interest in DGT. The difference between the consideration paid to the noncontrolling interest holders by DGT and the amount by which the carrying value of the noncontrolling interest was adjusted has been recognized in Partner's capital.

Tender Offer for SPLP Units

On March 25, 2014, the Company commenced a modified "Dutch Auction" tender offer to purchase for cash up to $49,000 in value of its common units, no par value, at a price per unit of not less than $16.50 nor greater than $17.50 per unit.    At the Purchase Price selected by SPLP of $16.50 per unit, SPLP purchased 2,969,696 common units. The Company funded the Offer with $1,500 cash on hand and $47,500 of borrowings under its existing credit facility with PNC (see Note 14 – "Debt and Capital Lease Obligations").

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Common Units Issuance - Directors

The Company's non-management directors receive annual equity compensation in the amount of $75 in the form of restricted common units of the Company. The restrictions vest over a 3 year period, with one-third of the units vesting on the anniversary date of the grants. The total value of the unvested restricted units granted was $531 in as of December 31, 2015. Total expense for the vesting of the restricted common units issued was approximately $427, $490 and $344 for the twelve months ended December 31, 2015, 2014 and 2013, respectively.

Accumulated Other Comprehensive (Loss) Income

Changes, net of tax, in Accumulated other comprehensive (loss) income are as follows:

	Unrealized gain on available-for-sale securities	Unrealized loss on derivative financial instruments	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at December 31, 2014	$83,137	$—	$(4,691)	$(75,641)	$2,805
Other comprehensive (loss) income, net of tax - before reclassifications (a)	(22,792)	(1,415)	(2,966)	(18,266)	(45,439)
Reclassification adjustments, net of tax (b)	(9,695)		—	—	(9,695)
Net other comprehensive loss attributable to common unit holders (c)	(32,487)	(1,415)	(2,966)	(18,266)	(55,134)
Other changes	—	—	(1,939)	—	(1,939)
Balance at December 31, 2015	$50,650	$(1,415)	$(9,596)	$(93,907)	$(54,268)
(a) Net of tax benefit of approximately $20,343.
(b) Net of tax provision of approximately $11,207.
(c) Does not include amounts attributable to noncontrolling interests for unrealized gain on available-for sale securities and derivative financial instruments of $5,756, cumulative translation adjustment loss of $984 and a loss from the change in net pension and other benefit obligations of $7,573.

Noncontrolling Interests in Consolidated Entities

Noncontrolling interests in consolidated entities at December 31, 2015 and 2014 represent the interests held by the noncontrolling shareholders of HNH, Steel Excel, WFHC and the BNS Liquidating Trust.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP which are determined as of the last day of each fiscal year. If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company would record a negative incentive unit expense in the quarter when such over accrual is determined. The expense is recorded in SG&A expenses in the Company's Consolidated Statement of Operations. Incentive unit expense of approximately $0, $0 and $26,600, representing the classification of approximately 0, 0 and 1,534,000 Class C common units with respect to the incentive units, was recorded for the twelve months ended December 31, 2015, 2014 and 2013, respectively.
Subsidiary Purchases of the Company's Common Units

During the twelve months ended December 31, 2015, 2014 and 2013 , two subsidiaries of the Company purchased 983,175, 473,054 and 1,212,855, respectively, of the Company's common units at a total cost of $17,323, $7,921 and $15,690, respectively. The purchases of these units are reflected as treasury unit purchases in the Company's consolidated financial statements.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

17. NET INCOME (LOSS) PER COMMON UNIT

The following data was used in computing net income (loss) per common unit shown in the consolidated statements of operations:

	Year Ended December 31,
	2015	2014	2013
Net income (loss) from continuing operations	$70,311	$(17,572)	$38,374
Net loss (income) from continuing operations attributable to noncontrolling interests in consolidated entities	10,875	3,882	(23,227)
Net income (loss) from continuing operations attributable to common unit holders	81,186	(13,690)	15,147
Net income from discontinued operations	86,257	10,304	6,446
Net income from discontinued operations attributable to noncontrolling interests in consolidated entities	(30,708)	(4,169)	(2,133)
Net income from discontinued operations attributable to common unit holders	55,549	6,135	4,313
Net income (loss) attributable to common unitholders	$136,735	$(7,555)	$19,460
Net income (loss) per common unit - basic
Net income (loss) from continuing operations	$2.97	$(0.48)	$0.51
Net income from discontinued operations	2.03	0.21	0.14
Net income (loss) attributable to common unitholders	$5.00	$(0.27)	$0.65
Net income (loss) per common unit – diluted
Net income (loss) from continuing operations	$2.96	$(0.48)	$0.49
Net income from discontinued operations	2.02	0.21	0.14
Net income (loss) attributable to common unitholders	$4.98	$(0.27)	$0.63
Weighted average common units outstanding - basic	27,317,974	28,710,220	29,912,993
Incentive units	112,127	—	826,986
Unvested restricted units	12,207	—	58,134
Denominator for net income per common unit - diluted (a)	27,442,308	28,710,220	30,798,113

(a)
For the year ended December 31, 2014, the diluted (loss) income per unit calculation was based on the basic weighted average units only since the impact of 32,566 common units in 2014, assuming a common unit settlement of the deferred fee liability and 13,728 of unvested restricted stock units would have been anti-dilutive.

18. SEGMENT INFORMATION

The following table presents the composition of our segments. Our segments are managed separately and offer different products and services. No single customer accounted for 10% or more of the Company's consolidated revenues during the years ended December 31, 2015, 2014 and 2013.

Diversified Industrial	% Owned at December 31, 2015	Energy	% Owned at December 31, 2015	Financial Services	% Owned at December 31, 2015	Corporate and Other	% Owned at December 31, 2015
Handy & Harman Ltd. ("HNH") (1)	70.1%	Steel Excel Inc. ("Steel Excel") (1)	58.3%	WebBank (1), (3)	90.7%	SPH Services, Inc. ("SPH Services") (1)	100%
WebFinancial Holding LLC ("WFH LLC")(1), (2), (3)	90.7%	Aviat Networks, Inc. ("Aviat") (4)	12.9%			DGT Holdings Corp. ("DGT") (1)	100%
SL Industries, Inc. ("SLI") (4)	25.1%	API Technologies Corp. ("API Tech") (4)	20.6%			BNS Holdings Liquidating Trust ("BNS Liquidating Trust") (1)	84.9%
		iGo Inc. ("IGo") (4)	45.7%			ModusLink Global Solutions, Inc. ("MLNK") (4)	31.5%
						Other Investments	Various

(1)	Consolidated subsidiary.
(2) WFH LLC was formerly known as CoSine Communications, Inc. ("CoSine") and consists of the operations of API Group plc ("API").

(3)	Wholly owned by WFHC, a subsidiary of SPLP. On December 31, 2015 SPLP's ownership in WFHC decreased from 100.0% to 90.7%.

(4)	Equity method investment.

Diversified Industrial

The Diversified Industrial segment consists of the operations of HNH, a diversified holding company that owns a variety of manufacturing operations encompassing joining materials, tubing, building materials, performance materials and cutting replacement products and services businesses. The performance materials operation is currently comprised solely of the operations of JPS, which was acquired on July 2, 2015 as discussed in Note 3 -"Acquisitions." The Diversified Industrial

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

segment also includes the operations of WFH LLC's (formerly known as CoSine) API subsidiary beginning in the second quarter of 2015. API, is a manufacturer and distributor of foils, films and laminates used to enhance the visual appeal of products and packaging.

Energy

Steel Excel's Energy business provides drilling and production services to the oil and gas industry. Through its wholly owned subsidiary Steel Sports Inc., Steel Excel's sports business is a social impact organization that strives to provide a first-class youth sports experience emphasizing positive experiences and instilling the core values of discipline, teamwork, safety, respect, and integrity. Steel Excel also continues to identify other new business acquisition opportunities. The operations of Steel Sports are not considered material and are included in the Energy segment.

Financial Services

The Financial Services segment activity during 2015 primarily consists of our subsidiary WFHC, which conducted its financial operations during 2015 through its wholly owned subsidiary WebBank. WebBank originates and funds consumer and small business loans through lending programs with unaffiliated companies that market and service the programs (“Marketing Partners”), where the Marketing Partners subsequently purchase the loans (or interests in the loans) that are originated by WebBank. WebBank also has private-label financing programs that are branded for a specific retailer, manufacturer, dealer channel, or proprietary network and bank card programs. WebBank also participates in syndicated commercial and industrial as well as asset based credit facilities and asset based securitizations through relationships with other financial institutions. Interest income is primarily derived from interest and origination fees earned on loans and investments. Non-interest income is primarily derived from fee income on contractual lending arrangements, premiums on the sale of loans, and loan servicing fees. WebBank’s deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the current limits, and the bank is examined and regulated by the FDIC and the State of Utah Department of Financial Institutions (“UDFI”).

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

Corporate and Other

Corporate assets, revenues and overhead expenses are not allocated to the segments. Corporate revenues primarily consist of investment and other income, investment gains and losses and rental income. SPH services provides legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and similar services, to other affiliated companies. SPH Services charged the Diversified Industrial, Energy and Financial services segments approximately $10,200, $8,150 and $3,167, respectively for these services for the year ended December 31, 2015. In 2014 and 2013 SPH Services charged the Diversified Industrial, Energy and Financial services segments approximately $8,900, $8,000 and $250 respectively for these services.  These amounts are eliminated in consolidation. The Corporate and Other segment also includes the operations of the BNS Liquidating Trust and DGT. DGT's operations currently consist of investments, and general and administrative expenses and one building which is held for sale at December 31, 2015.
Segment information is presented below:

	Year Ended December 31,
Revenue:	2015	2014	2013
Diversified industrial	$763,009	$600,468	$571,164
Energy	132,620	210,148	120,029
Financial services	69,430	36,647	28,185
Corporate and other	32,978	2,267	1,736
Total	$998,037	$849,530	$721,114
Income (loss) from continuing operations before income taxes:
Diversified industrial	$42,281	$65,543	$51,900
Energy	(95,112)	(26,254)	12,641
Financial services	46,314	24,251	17,668
Corporate and other	(1,891)	(56,824)	(37,358)
(Loss) Income from continuing operations before income taxes	(8,408)	6,716	44,851
Income tax (benefit) provision	(78,719)	24,288	6,477
Net income (loss) from continuing operations	$70,311	$(17,572)	$38,374
Income (loss) from equity method investments:
Diversified industrial	$(1,252)	$26,115	$18,257
Energy	(16,102)	(6,070)	(863)
Corporate and other	(17,216)	(22,533)	10,121
Total	$(34,570)	$(2,488)	$27,515

	Year ended December 31, 2015
	Interest expense	Capital expenditures	Depreciation and amortization
Diversified industrial	$5,238	$17,212	$27,340
Energy	2,455	4,785	20,629
Financial services	1,450	1,153	170
Corporate and other	1,169	102	421
Total	$10,312	$23,252	$48,560
	Year ended December 31, 2014
	Interest expense	Capital expenditures	Depreciation and amortization
Diversified industrial	$7,544	$12,658	$17,659
Energy	3,177	15,939	19,992
Financial services	638	40	117
Corporate and other	529	132	670
Total	$11,888	$28,769	$38,438
	Year ended December 31, 2013
	Interest expense	Capital Expenditures	Depreciation and Amortization
Diversified industrial	$8,593	$11,744	$16,197
Energy	1,725	8,932	13,492
Financial services	496	57	125
Corporate and other	338	152	1,176
Total	$11,152	$20,885	$30,990

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

	December 31,
	2015	2014
Identifiable Assets Employed:
Diversified industrial	$805,620	$518,035
Energy	332,661	443,491
Financial services	331,714	228,264
Corporate and other	212,229	224,289
Segment totals	1,682,224	1,414,079
Discontinued operations	2,549	76,418
Total	$1,684,773	$1,490,497
The following table presents geographic revenue and long-lived asset information as of and for the year ended December 31, 2015 and 2014.  In addition to property, plant and equipment, the amounts in 2015 and 2014 include $7,300 and $8,400, respectively, of inactive properties from previous operating businesses, and other non-operating assets that are carried at the lower of cost or fair value less cost to sell and are included in other non-current assets in the consolidated balance sheets. Neither net sales nor long-lived assets from any single foreign country was material to the consolidated financial statements of the Company.

	2015		2014		2013
	Revenue	Long-lived assets	Revenue	Long-lived assets	Revenue
Geographic information:
United States	$857,341	$215,619	$798,663	$171,582	$668,131
Foreign	140,696	39,783	50,867	12,732	52,983
Total	$998,037	$255,402	$849,530	$184,314	$721,114

Foreign revenue is based on the country in which the legal subsidiary is domiciled.  Neither revenue nor long-lived assets from any single foreign country was material to the consolidated revenues of the Company.

19. INCOME TAXES

Details of the provision for income taxes are follows:

	Year Ended December 31,
	2015	2014	2013
Income from continuing operations before income taxes and equity method income (loss):
Domestic	$22,107	$25,137	$16,648
Foreign	1,262	136	(123)
Total	$23,369	$25,273	$16,525
Income taxes:
Current:
Federal	$20,220	$7,706	$4,178
State	5,841	1,912	3,940
Foreign	995	1,360	(6,709)
Total income taxes, current	27,056	10,978	1,409
Deferred:
Federal	(105,928)	13,208	1,834
State	1,530	419	1,982
Foreign	(1,377)	(317)	1,252
Total income taxes, deferred	(105,775)	13,310	5,068
Income tax (benefit) provision	$(78,719)	$24,288	$6,477

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

The following is a reconciliation of income tax (benefit) expense computed at the federal statutory rate to the provision for income taxes:

	Year Ended December 31,
	2015	2014	2013
Income from continuing operations before income taxes and equity method income (loss)	$23,369	$25,273	$16,525
Federal income tax provision at statutory rate	$8,179	$8,846	$5,771
Loss passed through to common unitholders (a)	7,177	5,842	12,268
	15,356	14,688	18,039
State income taxes	4,277	3,189	2,180
Change in valuation allowance	(91,052)	(7,730)	(7,320)
Foreign tax rate differences	(235)	605	171
Uncertain tax positions	(440)	(116)	(6,110)
Permanent differences and other (b)	(6,625)	13,652	(483)
Income tax (benefit) provision	$(78,719)	$24,288	$6,477
(a) Represents taxes at statutory rate on loss for which no tax benefit is recognizable by SPLP and certain of its subsidiaries which are taxed as pass-through entities. Such loss is allocable directly to SPLP’s common unitholders and taxed when realized.
(b) Amounts in 2015 and 2014 include the tax effect of the non-deductible portion of the goodwill impairments recorded in the fourth quarters of 2015 and 2014 (see Note 11 - "Goodwill and Other Intangible Assets, Net").

Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities.  The amounts shown on the following table represent the tax effect of temporary differences between the consolidated tax return basis of assets and liabilities and the corresponding basis for financial reporting, as well as tax credit and operating loss carryforwards.

	December 31,
	2015	2014
Deferred Tax Assets:
Operating loss carryforwards (a)	$211,045	$90,958
Postretirement and postemployment employee benefits	108,316	84,628
Tax credit carryforwards	48,380	37,220
Accrued costs	8,801	7,131
Investment impairments and unrealized losses	19,266	5,265
Inventories	299	2,168
Foreign tax credits	1,827	201
Environmental costs	1,013	913
Impairment of long-lived assets	551	529
Other	16,431	11,216
Gross deferred tax assets	415,929	240,229

Deferred Tax Liabilities:
Intangible assets	(36,528)	(39,321)
Fixed assets	(39,362)	(37,010)
Unremitted foreign earnings	(256)	(903)
Other	(7,093)	(870)
Gross deferred tax liabilities	(83,239)	(78,104)
Valuation allowance (a)	(124,555)	(91,766)
Net deferred tax assets	$208,135	$70,359

Classified in the Consolidated Balance Sheets as follows:
Deferred tax assets - non-current	$212,894	$74,155
Deferred tax liabilities - non-current	4,759	3,796
	$208,135	$70,359
(a) The ability for certain subsidiaries to utilize its net operating loss and other credit carryforwards would be subject to limitation upon changes in control.
(b) Certain subsidiaries of Company establish valuation allowances when they determine, based on their assessment, that it is more likely than not that certain deferred tax assets will not be fully realized. This assessment is based on, but not limited to, historical operating results, uncertainty in projections of taxable income, and other uncertainties that may be specific to a particular business.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

During 2015, 2014 and 2013, the Company changed its judgment about the realizability of its deferred tax assets at certain subsidiaries. In accordance with U.S. GAAP under ASC 740, the effect of a change in the beginning-of-the-year balance of a valuation allowance that results from a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset in future years should be included in income from continuing operations in the period of the change. In 2015, 2014 and 2013, the Company recorded tax benefits in continuing operations of approximately $111,881, $7,730 and $7,320 associated with the reversal of its deferred tax valuation allowances at certain subsidiaries.

HNH
At December 31, 2015, HNH has federal net operating loss carryforwards ("NOLs") of approximately $71,300 (approximately $25,000 tax-effected), as well as, certain state NOLs. Included in these amounts is approximately $47,000 of U.S. federal NOLs resulting from the JPS acquisition. The utilization of the JPS NOL is subject to certain annual limitations under the ownership change rules of Section 382 of the Internal Revenue Code. The federal NOLs expire between 2020 and 2031. Also included in deferred income tax assets are tax credit carryforwards of $7,400. HNH's 2015 tax provision from continuing and discontinued operations reflect the utilization of approximately $57,300 of federal NOLs.
In 2005, HNH experienced an ownership change as defined by Section 382 of the Internal Revenue Code. Section 382 imposes annual limitations on the utilization of NOLs post-ownership change. HNH believes it qualifies for the bankruptcy exception to the general Section 382 limitations. Under this exception, the annual limitation imposed by Section 382 resulting from an ownership change will not apply; instead the NOLs must be reduced by certain interest expense paid to creditors who became stockholders as a result of the bankruptcy reorganization. Thus, HNH's federal NOLs of $71,300 as of December 31, 2015 include a reduction of $31,000 ($10,800 tax-effect).
HNH provides income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the United States. As of December 31, 2015, $6,200 of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested. At existing applicable income tax rates, additional taxes of approximately $2,500 would need to be provided if such earnings were remitted.

Steel Excel
At December 31, 2015, Steel Excel had federal net operating loss carryforwards of approximately $139,100 that expire in 2022 through 2035, and domestic state net operating loss carryforwards of approximately $156,100 that will expire in 2016 through 2035. Steel Excel also has federal research and development credit carryforwards of approximately $30,300 that expire in 2018 through 2029, and domestic state research and development credit carryforwards of approximately $17,700 that do not expire. Of the total federal net operating loss carryforwards, approximately $10,500 related to deductions for stock-based compensation, the tax benefit of which will be credited to additional paid-in capital when realized. Federal income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have been fully provided. Steel Excel has a valuation allowance to reserve its net deferred tax assets at December 31, 2015 and 2014.
WFHC

As discussed in Note 16 - "Capital and Accumulated Other Comprehensive (Loss) Income " WFHC and Cosine entered into a series of transactions whereby CoSine was merged with and into WFH LLC, a newly formed wholly owned subsidiary of WFHC, which is disregarded for income tax purposes. This merger was a tax-free transaction which was completed and declared effective on December 31, 2015. WFHC is also the parent company of WebBank. The transaction is characterized as a reverse acquisition for federal income tax purposes. As a result, WFHC will elect to file a consolidated federal income tax return, which will include WebBank and the newly merged CoSine business (the "WFHC U.S. Consolidated Group"), with CoSine considered to be the parent of the consolidated group. Accordingly, the tax attributes acquired in the merger can be utilized against the taxable income of the affiliated group, generally without limitation.

At December 31, 2015, the WFHC U.S. Consolidated Group had federal NOLs of approximately of $329,600 that expire between 2018 and 2034, and state NOLs of approximately $77,500 that expire between 2016 and 2025, as well as federal and state tax credit carryforwards of $7,540. As noted above, the Company recorded tax benefits in continuing operations of approximately $111,881 associated with the reversal of its deferred tax valuation allowances. Such amount was attributable against the deferred tax asset related to the aforementioned federal NOLs. However, the Company continues to maintain a full valuation allowance (approximately $12,900) against the deferred tax assets related to the state NOLs and tax credit carryforwards given its judgment about the realizability of the associated deferred tax assets.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

API
As discussed in Note 3 - "Acquisitions", CoSine obtained control over the operations of API on April 17, 2015 and SPLP began consolidating the operations of API. As of December 31, 2015 API had approximately $7,533 of non-U.S. NOLs that do not expire, of which a valuation allowance to reserve of a significant portion of the associated deferred tax assets exists at December 31, 2015. In addition, U.S. subsidiaries of API had approximately $8,563 of federal NOLs that are scheduled to expire between 2022 and 2035. Included in the federal net operating loss carryforwards is approximately $7,665 that are subject to certain annual limitations under the change of ownership rules of Internal Revenue Section 382. API has a valuation allowance to reserve the entire amount of the deferred tax assets associated with the federal NOLs at December 31, 2015.
DGT
As of October 31, 2015 DGT had approximately $31,961 of federal net operating loss carryforwards that are scheduled to expire from 2020 to 2035. DGT also had various state net operating loss carryforwards of $25,807 that expire at various times between 2018 and 2035. DGT has a valuation allowance to reserve the entire amount of the deferred tax assets associated with its federal and state NOLs at December 31, 2015. As described in Note 1 - “Nature of the Business and Basis of Presentation,” the Consolidated Balance Sheet as of and for the twelve months ended December 31, 2015 includes DGT’s activity as of and for its twelve months ended October 31, 2015.
Unrecognized Tax Benefits
U.S. GAAP provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The change in the amount of unrecognized tax benefits (related solely to HNH and Steel Excel) for 2015 and 2014 was as follows:

Balance at December 31, 2013	$20,465
Additions for tax positions related to current year	144
Additions due to interest accrued	61
Reductions due to lapsed statute of limitations	(320)
Balance at December 31, 2014	20,350
Additions for tax positions related to current year	9,056
Additions due to interest accrued	85
Payments	(57)
Reductions due to lapsed statute of limitations	(362)
Balance at December 31, 2015	$29,072
HNH Unrecognized Tax Benefits
At December 31, 2015 and 2014, HNH had approximately $1,786 and $1,274, respectively, of unrecognized tax benefits, all of which would affect the Company's effective tax rate if recognized.
HNH recognizes interest and penalties related to uncertain tax positions in its income tax expense. As of December 31, 2015 and 2014, approximately $100 of interest related to uncertain tax positions was accrued. No penalties were accrued. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by as much as $300 during the next year as a result of the lapse of the applicable statutes of limitations in certain taxing jurisdictions.
HNH is generally no longer subject to federal, state or local income tax examinations by tax authorities for any year prior to 2012. However, NOLs generated in prior years are subject to examination and potential adjustment by the Internal Revenue Service ("IRS") upon their utilization in future years' tax returns. HNH is not currently under examination by the IRS. In 2014, the IRS conducted a limited review of HNH's 2012 federal consolidated income tax return, accepting the return as filed. An IRS examination of our federal consolidated income tax return for 2010 was settled during 2013 with minor adjustments. HNH was under examination by the State of New York for 2009 to 2011, which resulted in an assessment of $57 paid during 2015. An examination by the State of New York for tax years 2012 to 2013 has not yet commenced.
Steel Excel Unrecognized Tax Benefits
Steel Excel's total gross unrecognized tax benefits were $27,300 and $19,076 at December 31, 2015 and 2014, respectively, of which $300, if recognized, would affect the provision for income taxes. In 2015, Steel Excel reversed

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

approximately $100 of reserves for for foreign taxes upon the expiration of the statute of limitations. Steel Excel recognizes interest and penalties related to uncertain tax positions in its income tax provision. For the years ended December 31, 2015, 2014 and 2013, the amount of such interest and penalties recognized was immaterial.
Steel Excel is subject to U.S. federal income tax as well as income taxes in many domestic states and foreign jurisdictions in which they operate or formerly operated in. As of December 31, 2015, fiscal years 1999 onward remain open to examination by the U.S. taxing authorities. In 2014, tax examinations were completed for fiscal years 2009 through 2013 in Singapore, resulting in a refund to the Company of $1,700. The Company is not currently under tax examination in any foreign jurisdictions.
Other Subsidiaries
SPLP's other subsidiaries file federal tax returns as well as state, local and foreign tax returns in various jurisdictions. Federal tax returns for all other consolidated subsidiaries remain open and subject to examination by the Internal Revenue Service for all tax years after 2011. In addition, net operating losses generated in prior years are subject to examination and potential adjustment by the Internal Revenue Service upon their utilization in future years' tax returns. State income tax returns for most jurisdictions remain open generally for all tax years after 2011.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

			Amount of Capital Required
			For capital		To be well capitalized under
	Actual		adequacy purposes		prompt corrective provisions
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to risk-weighted assets)	$65,353	22.66%	$23,076	8.00%	$28,845	10.00%
Tier 1 Capital
(to risk-weighted assets)	$64,535	22.37%	$17,307	6.00%	$23,076	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$64,535	22.37%	$12,980	4.50%	$18,749	6.50%
Tier 1 Capital
(to average assets)	$64,535	19.68%	$13,116	4.00%	$16,395	5.00%

As of December 31, 2014
Total Capital
(to risk-weighted assets)	$42,861	24.99%	$13,720	8.00%	$17,150	10.00%
Tier 1 Capital
(to risk-weighted assets)	$42,116	24.56%	$6,860	4.00%	$10,290	6.00%
Tier 1 Capital
(to average assets)	$42,116	19.53%	$8,627	4.00%	$10,784	5.00%

SPLP

The Company historically has conducted its business, and continues to conduct its business and operations, in such a manner so as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the “Act”). Under the Act, the Company is required to meet certain quantitative tests related to the Company’s assets and/or income, and to refrain from trading for short-term speculative purposes. The Company has taken actions, including liquidating certain of our assets and acquiring additional interests in existing or new subsidiaries or controlled companies, to comply with these tests, or a relevant exception. Also, since the Company operates as a diversified holding company engaged in a variety of operating businesses, we do not believe we are primarily engaged in an investment company type business, nor do we propose to primarily engage in such a business. If we were deemed to be an investment company under the Act, we may need to further adjust our business strategy and assets, including divesting certain desirable assets immediately to fall outside of the definition or within an exemption, to register as an investment company or to cease operations.

21. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has certain facilities under non-cancelable operating lease arrangements. Rent expense recognized in the consolidated statement of operations for the years ended December 31, 2015, 2014 and 2013 was $10,026 and $8,501, $7,631 respectively. Future minimum operating lease and rental commitments under non-cancelable operating leases for SPLP consolidated operations are as follows:

Payments due by period	Amount

Less than 1 year	$8,075
1-3 years	12,030
3-5 years	8,881
More than 5 years	9,355
Total	$38,341

Environmental Matters

As discussed in more detail below, HNH and BNS have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the HNH and BNS. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of December 31, 2015, and 2014, on a consolidated basis, the Company has accrued $3,922 and $3,822, respectively, which represents its current estimate of the probable cleanup liabilities, including remediation and legal costs. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

HNH Environmental Matters

Certain H&H Group subsidiaries have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH had approximately $2,500 accrued related to estimated environmental remediation costs as of December 31, 2015. HNH also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. During the years ended December 31, 2015 and 2014, HNH recorded insurance reimbursements of $2,900 and $3,100, respectively, for previously incurred remediation costs.

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

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, the NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1,000. The $1,000 was paid solely by the former owner/operator. As of December 31, 2015, over and above the $1,000, total investigation and remediation costs of approximately $4,900 and $1,600 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The final Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or HNH.

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection ("MADEP") to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. On June 20, 2013, HHEM received the MADEP's Notice of Audit Findings and Notice of Noncompliance ("Notice"). HHEM and its consultant held meetings with the MADEP to resolve differences identified in the Notice. As a result of those meetings and subsequent discussions, HHEM initiated additional sampling, testing, and well installations. The additional work was completed in the third quarter of 2015, and we expect to submit a follow-up response report to the MADEP in the first quarter of 2016. The cost of the follow up response report and subsequent decommissioning is estimated at $100. Additional costs could result from the final review of the remediation plan by the MADEP, which cannot be reasonably estimated at this time.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

BNS Sub Environmental Matters

On June 4, 2013 BNS LLC, a wholly-owned subsidiary of the BNS Liquidating Trust, was identified by the U.S. Environmental Protection Agency (“EPA”) as a PRP as an allegedly disposing of wastes at the Operable Unit Two of the Peterson/Puritan, Inc. Superfund Site which includes the J.M. Mills Landfill in Cumberland, Rhode Island. BNS LLC has joined a group of other alleged PRPs, which have incurred and will continue to incur costs associated with the investigation. The liability accrual is part of the BNS Liquidating Trust.

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

BNS Litigation Matters

BNS Sub has been named as a defendant in 1,348 and 1,326 alleged asbestos-related toxic-tort claims as of December 31, 2015 and 2014, respectively. The claims were filed over a period beginning 1994 through December 31, 2015. In many cases these claims involved more than 100 defendants. Of the claims filed, 1,191 and 1,108 were dismissed, settled or granted summary judgment and closed as of December 31, 2015 and 2014, respectively. Of the claims settled, the average settlement was less than $3. There remained 157 and 218 pending asbestos claims as of December 31, 2015 and 2014, respectively. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $1,543 and $2,102 at December 31, 2015 and 2014, respectively, in estimated remaining self insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973 although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. In addition, there can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims, and that BNS Sub will not need to increase significantly its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of December 31, 2015 and 2014, BNS Sub has accrued $1,422 relating to the open and active claims against BNS Sub. This accrual represents the Company’s best estimate of the likely costs to defend against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded, through the retroactive

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

billings by BNS Sub. However, there can be no assurance that BNS Sub will not need to take additional charges in connection with the defense, settlement or judgment of these existing claims or that the costs of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date relating to existing claims. These claims are now being managed by the BNS Liquidating Trust.

22. SUPPLEMENTAL CASH FLOW INFORMATION
A summary of supplemental cash flow information for each of the three years ending December 31, 2015 is presented in the following table.

	Year Ended December 31,
	2015	2014	2013
Cash paid during the period for:
Interest	$9,213	$11,471	$12,103
Taxes	$24,221	$12,194	$16,720
Non-cash investing activities:
Reclassification of investment in associated company to cost of an acquisition	$66,239	$—	$—
Reclassification of investment in associated company to investment in consolidated subsidiaries	$48,748	$—	$—
Reclassification of available-for-sale securities to equity method investment	$10,857	$27,647	$—
Partnership interest exchanged for marketable securities	$25,000	$—	$—
Sales of marketable securities not settled	$23,229	$—	$—
Securities received in exchange for financial instrument obligations	$76	$20,007	$—
Securities delivered in exchange for settlement of financial instrument obligations	$76	$520	$—
Net decrease (increase) in restricted cash from purchase of foreign currency financial instruments	$—	$25,090	$(377)
Net transfers between loans and other assets	$—	$—	$119
Non-cash financing activities:
Repurchase of common stock by subsidiary not paid	$(8,557)	$—	$—
Subsidiary restricted stock awards surrendered to satisfy tax withholding obligations	$85	$120	$—
Note receivable exchanged for preferred stock	$75	$—	$—
Contribution of note payable by non-controlling interest	$—	$268	$—

23. QUARTERLY FINANICIAL DATA (unaudited)

			Net Income (Loss) From Continuing Operations Attributable to Common Unit Holders			Net Income (Loss) Attributable to Common Unit Holders
Quarter	Revenue	Net Income (Loss) From Continuing Operations	Per Common Unit Basic	Per Common Unit Diluted	Net Income (Loss) Attributable to Common Unit Holders	Per Common Unit Basic	Per Common Unit Diluted
2015
First (a)	$214,581	$18,807	$0.81	$0.80	$78,431	$2.84	$2.80
Second (a)	251,654	9,154	0.39	0.39	10,579	0.39	0.38
Third (a)	276,390	(14,792)	(0.38)	(0.38)	(12,143)	(0.44)	(0.44)
Fourth (a), (b), (c)	255,412	57,142	2.19	2.19	59,868	2.24	2.24
	$998,037	$70,311			$136,735
2014
First	$187,857	$(14,357)	$(0.46)	$(0.46)	$(12,706)	$(0.41)	$(0.41)
Second	228,003	17,573	0.27	0.27	9,795	0.34	0.34
Third	234,523	18,545	0.46	0.46	14,027	0.50	0.50
Fourth (c)	199,147	(39,333)	(0.72)	(0.72)	(18,671)	(0.68)	(0.68)
	$849,530	$(17,572)			$(7,555)
(a) The Company recorded impairment charges of approximately $5,598, $22,740, $9,202 and $30,552 in the first, second, third and fourth quarters of 2015, respectively. Theses charges were primarily related to other-than-temporary impairments on certain available-for-sale securities (see Note 5 - "Investments").

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(dollars in thousands except per unit data)

(b) In the fourth quarter of 2015, the Company recorded tax benefits in continuing operations of approximately $111,881 associated with the reversal of deferred tax valuation allowances at its WFHC LLC (formerly CoSine) subsidiary (see Note 19 - "Income Taxes").
(c) In the fourth quarter of 2015 and 2014, the Company recorded goodwill impairments of $19,571 and $41,450, respectively, related to the goodwill associated with its Energy segment (see Note 11 - "Goodwill and Other Intangible Assets, Net").

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2015 our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

The Company's subsidiary, HNH, completed the acquisition of JPS on July 2, 2015 and the acquisitions of CoSine and API were completed on January 20, 2015 and April 17, 2015, respectively. The Company's management has excluded the operations of these business from its evaluation of, and conclusion on, the effectiveness of managements internal control over financial reporting as of December 31, 2015. These businesses represents approximately 21.7% of the Company's total assets as of December 31, 2015, and approximately 17.4% of net sales for the year then ended. The Company's management plans to fully integrate the operations of this business into its assessment of the effectiveness of its internal control over financial reporting in 2016.

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2015 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

BDO USA, LLP, the independent registered public accounting firm who audited the Company's 2015 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, which is included herein.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company ’s internal control over financial reporting, except for the changes in internal control over financial reporting associated with integrating the acquisitions of CoSine, API and JPS.

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
PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements - The following financial statements of Steel Partners Holdings L.P., and subsidiaries, are included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Capital for the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
(b) Exhibits - The following documents are filed as exhibits hereto:

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

2.3
Stock Purchase Agreement, dated December 18, 2014, by and among Handy & Harman Group Ltd., Bairnco Corporation and Rogers Corporation (incorporated by reference to Exhibit 2.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 27, 2015).

2.4
Amendment No. 1 to Stock Purchase Agreement, dated January 22, 2015, by and among Handy & Harman Group Ltd., Bairnco, LLC and Rogers Corporation (incorporated by reference to Exhibit 2.2 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 27, 2015).

2.5
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

4.3
Second Amendment, dated as of March 27, 2015, to the Credit Agreement, dated as of October 23, 2013, by and among SPH Group Holdings LLC, Steel Partners Holdings L.P., the lenders thereunder and PNC Bank, National Association, in its capacity as administrative agent for the lenders thereunder. (incorporated by reference to Exhibit 99.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K filed March 30, 2015).

4.4
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

10.15
Amended and Restated Management Services Agreement between SP Corporate Services LLC and Steel Excel Inc. (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 14, 2014).

10.16
Amendment No. 1 to Amended and Restated Management Services Agreement between SP Corporate Services LLC and Steel Excel Inc. (incorporated by reference to Exhibit 10.2 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 14, 2014).

10.17
Amendment No. 2 to Amended and Restated Management Services Agreement between SP Corporate Services LLC and Steel Excel Inc. (incorporated by reference to Exhibit 10.3 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 14, 2014).

10.18
Amendment No. 3 to the Amended and Restated Management Services Agreement between Steel Excel Inc. and SP Corporate Services LLC, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Quarterly Report on Form 10-Q, filed November 6, 2014).

10.19
Sixth Amended and Restated Management Agreement by and between SP Corporate Services LLC and SP General Services LLC, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 13, 2015).

10.20***
Incentive Unit Agreement by and between Steel Partners Holdings L.P. and SPH SPV-I LLC, effective as of May 11, 2012 (incorporated by reference to Exhibit 10.2 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 13, 2015).

10.21
Fifth Amended and Restated Agreement of Limited Partnership of Steel Partners Holdings L.P., dated as of July 14, 2009 (incorporated by reference to Exhibit 10.3 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 13, 2015).

10.22
Second Amendment to Management Services Agreement, dated as of May 3, 2015, by and among SP Corporate Services LLC, Handy & Harman Ltd. and Handy & Harman Group Ltd. (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed May 5, 2015).

10.23
Exchange Agreement, dated as of May 31, 2015, by and between Handy & Harman Group, Ltd. and SPH Group Holdings LLC (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed June 1, 2015).

21*	Subsidiaries of Steel Partners Holdings L.P.
24*	Power of Attorney (included in the signature page)
31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1**	Financial Statements of SL Industries, Inc.
99.2
Financial Statements of JPS Industries, Inc. for the years ended November 1, 2014 and November 2, 2013 (incorporated by reference to Exhibit 99.3 of Steel Partners Holdings L.P.'s Form 10-K filed March 16, 2015).

99.3
Financial Statements of JPS Industries, Inc. for the six months ended May 2, 2015 and May 3, 2014 (incorporated by reference to Exhibit 99.2 of Steel Partners Holdings L.P.'s Form 8-K filed September 3, 2015).

99.4*	Financial Statements of ModusLink Global Solutions, Inc.

Exhibit 101.INS*	XBRL Instance Document
Exhibit 101.SCH*	XBRL Taxonomy Extension Schema
Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase
Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase
Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith
** To be filed by amendment
*** Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	STEEL PARTNERS HOLDINGS L.P.
March 11, 2016
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

By:	/s/ Warren G. Lichtenstein	March 11, 2016
	Warren G. Lichtenstein, Executive Chairman	Date
(Principal Executive Officer)

By:	/s/ James F. McCabe, Jr.	March 11, 2016
	James F. McCabe, Jr., Chief Financial Officer	Date
(Principal Accounting Officer)

By:	/s/ Jack L. Howard	March 11, 2016
	Jack L. Howard, Director	Date

By:	/s/ Anthony Bergamo	March 11, 2016
	Anthony Bergamo, Director	Date

By:	/s/ John P. McNiff	March 11, 2016
	John P. McNiff, Director	Date

By:	/s/ Joseph L. Mullen	March 11, 2016
	Joseph L. Mullen, Director	Date

By:	/s/ General Richard I. Neal	March 11, 2016
	General Richard I. Neal, Director	Date

By:	/s/ Allan R. Tessler	March 11, 2016
	Allan R. Tessler, Director	Date