Form 10-K/A
period 2015-12-31
STEEL PARTNERS HOLDINGS L.P.
filed 2016-03-23
CIK 1452857

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Steel Partners Holdings L.P. (the “Company”), amends the Company's Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 11, 2016 (the “Original Form 10-K”). The Company is filing this Amendment No. 1 solely to provide Exhibit 99.1 that was not included in the Original Form 10-K.

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
* Previously filed with the original Form 10-K, filed March 11, 2016.
** Filed herewith.
*** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	STEEL PARTNERS HOLDINGS L.P.
March 23, 2016
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

By:	/s/ Warren G. Lichtenstein	March 23, 2016
	Warren G. Lichtenstein, Executive Chairman	Date
(Principal Executive Officer)

By:	/s/ James F. McCabe, Jr.	March 23, 2016
	James F. McCabe, Jr., Chief Financial Officer	Date
(Principal Accounting Officer)

By:	*	March 23, 2016
	Jack L. Howard, Director	Date

By:	*	March 23, 2016
	Anthony Bergamo, Director	Date

By:	*	March 23, 2016
	John P. McNiff, Director	Date

By:	*	March 23, 2016
	Joseph L. Mullen, Director	Date

By:	*	March 23, 2016
	General Richard I. Neal, Director	Date

By:	*	March 23, 2016
	Allan R. Tessler, Director	Date
*By /s/ James F. McCabe, Jr.
James F. McCabe, Jr., Attorney-in-fact