Form 10-Q
period 2016-03-31
STEEL PARTNERS HOLDINGS L.P.
filed 2016-05-05
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the Registrant’s common units as of May 2, 2016 was 26,632,689.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(unaudited)
(in thousands, except common units)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$154,306	$185,852
Restricted cash	11,436	21,644
Marketable securities	79,078	80,842
Trade and other receivables (net of allowance for doubtful accounts of $2,026 in 2016 and $1,945 in 2015)	131,972	114,215
Receivables from related parties	971	1,722
Loans receivable including loans held for sale of $240,731 and $159,592, respectively, net	242,041	164,987
Inventories, net	108,486	102,267
Prepaid expenses and other current assets	19,226	45,396
Assets held for sale	2,549	2,549
Total current assets	750,065	719,474
Long-term loans receivable, net	66,143	62,036
Goodwill	101,240	101,853
Other intangible assets, net	133,758	138,963
Deferred tax assets - non-current	213,694	212,894
Other non-current assets	28,681	26,937
Property, plant and equipment, net	251,295	255,402
Long-term investments	162,023	167,214
Total Assets	$1,706,899	$1,684,773

LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$74,779	$59,992
Accrued liabilities	42,333	60,802
Financial instruments	11,425	21,639
Deposits	172,656	155,112
Payable to related parties	790	704
Short-term debt	1,530	1,269
Current portion of long-term debt	2,194	2,176
Other current liabilities	14,077	19,105
Liabilities of discontinued operations	450	450
Total current liabilities	320,234	321,249
Long-term deposits	130,904	97,060
Long-term debt	228,119	235,913
Accrued pension liability	273,548	276,525
Deferred tax liabilities - non-current	4,126	4,759
Other liabilities	8,795	8,905
Total Liabilities	965,726	944,411
Commitments and Contingencies	—	—
Capital:
Partners’ capital common units: 26,632,689 issued and outstanding (after deducting 10,055,224 held in treasury, at cost of $157,603) at March 31, 2016 and December 31, 2015	618,217	612,302
Accumulated other comprehensive loss	(52,154)	(54,268)
Total Partners’ Capital	566,063	558,034
Noncontrolling interests in consolidated entities	175,110	182,328
Total Capital	741,173	740,362
Total Liabilities and Capital	$1,706,899	$1,684,773

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended March 31,
	2016	2015
Revenue
Diversified industrial net sales	$206,600	$137,982
Energy net sales	19,999	38,885
Financial services revenue	20,194	12,176
Investment and other income	461	400
Net investment gains	—	25,138
Total revenue	247,254	214,581
Costs and expenses
Cost of goods sold	170,923	131,146
Selling, general and administrative expenses	61,305	60,459
Asset impairment charges	1,470	5,598
Finance interest expense	529	264
Provision for loan losses	238	62
Interest expense	2,033	2,034
Realized and unrealized loss on derivatives	123	207
Other income, net	(884)	(2,455)
Total costs and expenses	235,737	197,315
Income from continuing operations before income taxes and equity method income (loss)	11,517	17,266
Income tax provision	3,735	7,920
Income (Loss) from equity method investments and investments held at fair value:
(Loss) Income of associated companies, net of taxes	(4,971)	4,649
Income from other investments - related party	—	399
(Loss) Income from investments held at fair value	(467)	4,413
Net income from continuing operations	2,344	18,807
Discontinued operations:
Income from discontinued operations, net of taxes	—	565
Gain on sale of discontinued operations, net of taxes	—	86,406
Net income from discontinued operations	—	86,971
Net income	2,344	105,778
Net (income) loss attributable to noncontrolling interests in consolidated entities:
Continuing operations	(382)	3,584
Discontinued operations	—	(30,931)
	(382)	(27,347)
Net income attributable to common unitholders	$1,962	$78,431
Net income per common unit - basic
Net income from continuing operations	$0.07	$0.81
Net income from discontinued operations	—	2.03
Net income attributable to common unitholders	$0.07	$2.84
Net income per common unit - diluted
Net income from continuing operations	$0.07	$0.80
Net income from discontinued operations	—	2.00
Net income attributable to common unitholders	$0.07	$2.80
Weighted average number of common units outstanding - basic	26,632,689	27,658,494
Weighted average number of common units outstanding - diluted	26,645,083	28,069,888

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$2,344	$105,778
Other comprehensive income (loss), net of tax:
Gross unrealized gains on available for sale securities, net of tax	5,801	27,061
Reclassification of unrealized losses (gains) on available-for-sale securities, net of tax (a)	1,011	(22,663)
	6,812	4,398
Gross unrealized loss on derivative financial instruments	(1,364)	—
Currency translation adjustment	(2,269)	(1,634)
Change in pension liability and other post-retirement benefit obligations, net of tax	180	1,627
Other comprehensive income	3,359	4,391
Comprehensive income	5,703	110,169
Comprehensive income attributable to non-controlling interests	(1,627)	(29,638)
Comprehensive income attributable to common unit holders	$4,076	$80,531

Tax provision (benefit) on gross unrealized gains and losses on available-for-sale securities	$986	$(2,976)
Tax provision (benefit) on reclassification of unrealized gains and losses on available-for-sale securities	$578	$(91)
Tax provision on change in pension and other post-retirement benefit obligations	$—	$395

(a) For the three months ended March 31, 2016 unrealized holding losses of $1,470 and $119 were reclassified to Asset impairment charges and Other income, net, respectively. For the three months ended March 31, 2015 unrealized holding gains of $185 and $22,478 were reclassified to Other income, net and Net investment (losses) gains, respectively.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$2,344	$105,778
Net income from discontinued operations	—	(86,971)
Adjustments to reconcile net income to net cash used in operating activities:
Net investment gains	—	(25,138)
Provision for loan losses	238	62
Loss (Income) of associated companies	4,971	(4,649)
Income from other investments - related party	—	(399)
Loss (Income) from investments held at fair value	467	(4,413)
Deferred income taxes	648	3,590
Depreciation and amortization	13,464	9,672
Reclassification of net cash settlements on derivative instruments	136	8
Stock based compensation	1,391	11,279
Impairment charges	1,470	5,598
Other	(259)	4,415
Net change in operating assets and liabilities:
Receivables	(19,879)	(19,035)
Inventories	(6,681)	(8,367)
Prepaid and other assets	625	(1,921)
Accounts payable, accrued and other liabilities	2,909	(1,579)
Net increase in loans held for sale	(81,139)	(13,661)
Net cash used in operating activities of continuing operations	(79,295)	(25,731)
Net cash used in operating activities of discontinued operations	—	(2,264)
Net cash used in operating activities	(79,295)	(27,995)
Cash flows from investing activities:
Purchases of investments	(14,989)	(51,993)
Proceeds from sales of investments	31,497	25,798
Maturities of marketable securities	787	8
Net increase in loans and other receivables	(1,255)	(3,476)
Purchases of property, plant and equipment	(6,339)	(5,204)
Reclassification of restricted cash	10,214	(3,770)
Net cash settlements on derivative instruments	(136)	(8)
Proceeds from sale of assets	1,456	1,105
Acquisitions, net of cash acquired	—	(9,385)
Investments in associated companies	—	(7,368)
Proceeds from sales of discontinued operations	—	152,889
Net cash used in investing activities of discontinued operations	—	(75)
Other	54	(186)
Net cash provided by investing activities	21,289	98,335
Cash flows from financing activities:
Net revolver repayments	(6,777)	(71,202)
Net borrowings of term loans – foreign	7	266
Repayments of term loans – domestic	(450)	(3,391)
Subsidiary's purchases of the Company's common units	—	(573)
Subsidiary's purchases of their common stock	(14,268)	—
Deferred finance charges	(82)	(282)
Net increase in deposits	51,388	13,326
Other	(3,115)	1,441
Net cash provided by (used in) financing activities	26,703	(60,415)
Net change for the period	(31,303)	9,925
Effect of exchange rate changes on cash and cash equivalents	(243)	405
Cash and cash equivalents at beginning of period	185,852	188,983
Cash and cash equivalents at end of period	$154,306	$199,313

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statement of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unit Holders
	Common	Treasury Units		Partners’	Accumulated Other Comprehensive	Total Partners'	Non-controlling interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance at December 31, 2015	36,687,913	(10,055,224)	$(157,603)	$612,302	$(54,268)	$558,034	$182,328	$740,362
Net income	—	—	—	1,962	—	1,962	382	2,344
Unrealized gain on available-for-sale investments	—	—	—	—	5,273	5,273	1,539	6,812
Unrealized loss derivative financial instruments	—	—	—	—	(1,237)	(1,237)	(127)	(1,364)
Currency translation adjustment	—	—	—	—	(2,105)	(2,105)	(164)	(2,269)
Changes in post-retirement benefit obligations	—	—	—	—	183	183	(3)	180
Equity compensation- restricted units	—	—	—	94	—	94	—	94
Equity compensation- subsidiaries	—	—	—	562	—	562	340	902
Subsidiary's purchases of their common stock	—	—	—	4,902	—	4,902	(10,613)	(5,711)
Other, net	—	—	—	(1,605)	—	(1,605)	1,428	(177)
Balance at March 31, 2016	36,687,913	(10,055,224)	$(157,603)	$618,217	$(52,154)	$566,063	$175,110	$741,173

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
SPLP strives to enhance the business operations of its companies and increase long-term value for unitholders and stakeholders through balance sheet improvements, strategic allocation of capital and operational and growth initiatives. The Company uses a set of tools and processes called the Steel Business System to drive operational and sales efficiencies across each of its business units. The Steel Business System is designed to drive strategy deployment and sales and marketing based on lean principles. SPLP's operational initiatives include creating efficiencies through consolidated purchasing and materials sourcing provided by the Steel Partners Purchasing Council, which arranges shared purchasing programs and is reducing costs for, and providing other benefits to, a number of SPLP's companies. The Company strives to reduce our companies' operational costs, and enhance growth and profitability, through the implementation of Steel Partners Operational Excellence Programs, which include the deployment of Lean Manufacturing, Design for Six Sigma, Six Sigma and Strategy Deployment. SPLP is focused on reducing corporate overhead of our companies by centralizing certain administrative and corporate services through Steel Partners Corporate Services that provides management, consulting and advisory services.

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
Basis of Presentation

The consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted in accordance with those rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2015. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

During 2015, one of the Company's subsidiaries, Steel Excel, identified an error related to the manner in which the provision for income taxes had reflected the tax effects related to unrealized gains and losses on available for sale securities during 2014 and 2013. As a result, the Company recorded an adjustment to correct the error in the first quarter of 2015 to its tax provision of approximately $3,500, which is included in the Consolidated Statements of Operations for the three months ended March 31, 2015.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

The consolidated financial statements include the accounts of the Company and its majority or wholly-owned subsidiaries, which include the following:

	Ownership as of
	March 31, 2016	December 31, 2015
BNS Liquidating Trust ("BNS Liquidating Trust")	84.9%	84.9%
DGT Holdings Corp. ("DGT") (a)	100.0%	100.0%
Handy & Harman Ltd. ("HNH")	69.8%	70.1%
SPH Services, Inc. ("SPH Services")	100.0%	100.0%
Steel Excel Inc. ("Steel Excel")	60.8%	58.3%
WebFinancial Holding Corporation ("WFHC") (b)	90.7%	90.7%
(a) DGT’s financial statements are recorded on a two-month lag, and as a result, the Company's Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the three months ended March 31, 2016 includes DGT’s activity as of and for its three months ended January 31, 2016.
(b) WFHC owns 100% of WebBank ("WebBank") and 100% of WebFinancial Holding LLC ("WFH LLC") (formerly CoSine), which operates through its subsidiary API Group plc ("API").

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five step process to achieve this core principle. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 by one year. The ASU, as amended, is effective for the Company's 2018 fiscal year and may be applied either (i) retrospectively to each prior reporting period presented with an election for certain specified practical expedients, or (ii) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application, with additional disclosure requirements. The Company is evaluating the potential impact of this new guidance, but does not currently anticipate that the application of ASU No. 2014-09 will have a significant effect on its financial condition, results of operations or its cash flows. We have not yet determined the method by which we will adopt the standard.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior-period financial statements for measurement-period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior-period impact of the adjustment should either be presented separately on the face of the income statement or disclosed in the notes. This new guidance is effective for the Company's 2016 fiscal year. The amendments in this ASU will be applied prospectively to adjustments to provisional amounts that occur in 2016 and thereafter.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for capital and operating leases existing at the date of adoption, with certain practical expedients available. The Company is currently evaluating the potential impact of this new guidance, which is effective for the Company's 2019 fiscal year.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This new standard simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, among other things. The new standard is effective for the Company's 2017 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

2. ACQUISITIONS

2015 Acquisitions
HNH's Acquisition of JPS
Effective July 2, 2015, HNH completed the acquisition of JPS Industries, Inc. ("JPS") pursuant to an agreement and plan of merger, dated as of May 31, 2015. JPS is a major U.S. manufacturer of mechanically formed glass and aramid substrate materials for specialty applications in a wide expanse of markets requiring highly engineered components. At the effective time of the Merger (as defined below), Sub was merged with and into JPS ("Merger"), with JPS being the surviving corporation in the Merger, and each outstanding share of JPS common stock (other than shares held by HNH and its affiliates, including SPH Group Holdings LLC ("SPH Group Holdings"), a subsidiary of SPLP, and a significant stockholder of JPS, was converted into the right to receive $11.00 in cash. The total merger consideration was $114,493 which represents the aggregate cash merger consideration of $70,255 and the fair value of SPLP's previously held interest in JPS of $44,238. The cash consideration was funded primarily by HNH and also by SPH Group Holdings. SPH Group Holding's funding of the aggregate merger consideration totaled approximately $4,510, with the remainder funded by HNH financed through additional borrowings under HNH's senior secured revolving credit facility.

As a result of the closing of the Merger, JPS was indirectly owned by both HNH and SPH Group Holdings. Following the expiration of the 20-day period provided in Section 262(d)(2) of the Delaware General Corporation Law for JPS stockholders to exercise appraisal rights in connection with the Merger, and in accordance with an exchange agreement, dated as of May 31, 2015, by and between HNH and SPH Group Holdings, on July 31, 2015, HNH exchanged 1,429,407 shares of HNH’s common stock with a value of $48,700 for all shares of JPS common stock held by SPH Group Holdings. As a result of the exchange, HNH owned 100% of JPS.

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

CoSine Acquisition
Description of the Transaction

On January 20, 2015 ("CoSine Acquisition Date"), the Company entered into a contribution agreement (the “Contribution Agreement”) with CoSine Communications, Inc. ("CoSine"). Pursuant to the Contribution Agreement, the Company contributed (i) 24,807,203 ordinary shares of API and (ii) 445,456 shares of common stock of Nathan’s Famous, Inc. ("Nathan's") to CoSine in exchange for 16,500,000 shares of newly issued CoSine common stock and 12,761 shares of newly issued 7.5% series B non-voting preferred stock, which increased SPLP's ownership of CoSine to approximately 80%. Prior to obtaining a controlling interest, SPLP owned approximately 48% of the outstanding shares of CoSine, and its investment was accounted for under the traditional equity method. As a result of the above transaction, CoSine became a majority-owned controlled subsidiary and is consolidated with SPLP from the CoSine Acquisition Date. Prior to CoSine's Acquisition of API, CoSine was included in the Corporate and Other segment. Beginning in the second quarter of 2015, CoSine is included in the Diversified Industrial segment.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Allocation of Consideration Paid

The following table summarizes the estimates of the fair values of the assets acquired and liabilities assumed as of the CoSine Acquisition Date as well as the fair value of the noncontrolling interest in CoSine:

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

Pro Forma Results

The following unaudited pro forma results of operations assumes that the API and JPS acquisitions were made at the beginning of 2015. This unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future. The 2015 supplemental pro forma earnings were adjusted to reflect incremental depreciation and amortization expense based on the fair value adjustments for the acquired property, plant and equipment and intangible assets and exclude $1,969 of acquisition-related costs incurred in the three months ended March 31, 2015.

Three Months Ended March 31,
2015
Revenue	$300,011
Net income from continuing operations attributable to common unitholders	13,388
Net income from continuing operations per common unit - basic	0.60
Net income from continuing operations per common unit - diluted	0.59

The amount of operating loss of CoSine included in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2015 totaled approximately $2,400.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

HNH Acquisition of ITW Polymers Sealants North America Inc. (“ITW”)

On March 31, 2015, HNH, through its indirect subsidiary, OMG, Inc. (“OMG”), acquired certain assets and assumed certain liabilities of ITW, which are used in the business of manufacturing two-component polyurethane adhesive for the roofing industry for a cash purchase price of $27,400, reflecting a final working capital adjustment of $400 paid in June 2015. The assets acquired and liabilities assumed primarily included net working capital of inventories and accrued liabilities; property, plant and equipment; and intangible assets, primarily unpatented technology, valued at $1,700, $100 and $4,400, respectively. In connection with the ITW acquisition, HNH has recorded goodwill totaling approximately $21,268, which is expected to be deductible for income tax purposes.

3. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and liabilities of discontinued operations at March 31, 2016 and December 31, 2015 include a building owned by DGT in the amount of $2,549, which is held for sale, and liabilities of $450 from a sports business owned by Steel Excel. Summary results for our discontinued operations included in the Company's Consolidated Statements of Operations are detailed in the table below.

Three Months Ended March 31,
2015 (a)
Revenue	$5,952
Net income from operations	565
Net loss from operations after taxes and noncontrolling interests	(1,117)
Gain on sale of discontinued operations after taxes and noncontrolling interests	57,158
(a) Includes gain on sale of Arlon LLC ("Arlon"). On December 18, 2014, HNH entered into a contract to sell its Arlon business for $157,000 in cash, subject to customary adjustments. The closing of the sale occurred in January 2015. The operations of Arlon, which manufactures high performance materials for the printed circuit board industry and silicone rubber-based materials, were part of SPLP's Diversified Industrial segment.

4. INVESTMENTS

A) Short-Term Investments

Marketable Securities

The Company's short-term investments primarily consist of its marketable securities portfolio held by its subsidiary, Steel Excel. These marketable securities as of March 31, 2016, and December 31, 2015, are classified as "available-for-sale" securities, with changes in fair value recognized in Partners' Capital as Other comprehensive income (loss), except for other-than-temporary impairments, which are reflected as a reduction of cost and charged to the Consolidated Statement of Operations. The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investment.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

The Company's portfolio of marketable securities was as follows:

	March 31, 2016				December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Available for sale securities
Short-term deposits	$41,030	$—	$—	$41,030	$30,118	$—	$—	$30,118
Mutual funds	11,835	2,413	—	14,248	11,835	2,182	—	14,017
Corporate securities	39,783	5,164	(491)	44,456	41,861	250	(549)	41,562
Corporate obligations	20,704	392	(722)	20,374	25,747	98	(582)	25,263
Total marketable securities	113,352	7,969	(1,213)	120,108	109,561	2,530	(1,131)	110,960
Amounts classified as cash equivalents	(41,030)	—	—	(41,030)	(30,118)	—	—	(30,118)
Amounts classified as marketable securities	$72,322	$7,969	$(1,213)	$79,078	$79,443	$2,530	$(1,131)	$80,842

Proceeds from sales of marketable securities were $31,500 and $23,098 in the three months ended March 31, 2016 and 2015, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold.

Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of Other income, net in the Consolidated Statements of Operations, were as follows:

	Three Months Ended March 31,
	2016	2015
Gross realized gains	$65	$1,190
Gross realized losses	(1,393)	(375)
Realized (losses) gains, net	$(1,328)	$815

The fair value of marketable securities with unrealized losses at March 31, 2016, all of which had unrealized losses for periods of less than twelve months, were as follows:

	Fair Value	Gross Unrealized Losses
Corporate securities	$4,199	$(491)
Corporate obligations	17,505	(722)
Total	$21,704	$(1,213)

The fair value of marketable securities with unrealized losses at December 31, 2015, all of which had unrealized losses for periods of less than twelve months were as follows:

	Fair Value	Gross Unrealized Losses
Corporate securities	$2,283	$(549)
Corporate obligations	13,199	(582)
Total	$15,482	$(1,131)

Gross unrealized losses primarily related to losses on corporate securities and corporate obligations, which primarily consist of investments in equity and debt securities of publicly-traded entities. Based on Steel Excel's evaluation of such securities, it determined that certain unrealized losses represented other-than-temporary impairments. This determination was based on several factors, including adverse changes in the market conditions and economic environments in which the entities operate. Steel Excel recognized impairment charges of approximately $1,500 for the three months ended March 31, 2016, equal to the cost basis of such securities in excess of their fair values. Steel Excel has determined that there was no indication of

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

other-than-temporary impairments on its other investments with unrealized losses as of March 31, 2016. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entity, and the intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of available-for-sale debt securities and marketable securities as of March 31, 2016, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
Mature after one year through three years	$2,477	$2,869
Mature after three years	18,227	17,505
Total debt securities	20,704	20,374
Securities with no contractual maturities	$92,648	$99,734
	$113,352	$120,108

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

B) Long-Term Investments

The following table summarizes the Company's long-term investments as of March 31, 2016 and December 31, 2015. For those investments at fair value, the carrying amount of the investment equals its respective fair value.

			Investment Balance		Income (Loss) Recorded in Statement of Operations
					Three Months Ended March 31,
(A) AVAILABLE-FOR-SALE SECURITIES			March 31, 2016	December 31, 2015	2016	2015
Fair Value Changes Recorded in Accumulated Other Comprehensive (Loss)Income:
Equity securities - U.S. (1)
Aerospace/Defense			$68,485	$65,474
Other			576	568
			69,061	66,042
Fair Value Changes Recorded in Consolidated Statement of Operations:
API			—	—	$—	$4,450
			69,061	66,042	$—	$4,450
(B) EQUITY METHOD INVESTMENTS
Investments in Associated Companies:	March 31, 2016	December 31, 2015
At Cost:	Ownership
WFH LLC (formerly CoSine) (2)	90.7%	90.7%	—	—	$—	$(602)
Other (6)			4,134	4,166	29	(137)
At Fair Value:
ModusLink Global Solutions, Inc. ("MLNK") (1)	31.3%	31.5%	25,402	40,862	(12,748)	1,726
SL Industries, Inc. ("SLI") (1)	25.1%	25.1%	33,825	31,716	2,109	3,731
JPS Industries, Inc. ("JPS") (1)	100.0%	100.0%	—	—	—	1,769
API Technologies Corp. ("API Tech") (1)	20.5%	20.6%	22,526	15,779	6,746	(686)
Aviat Networks, Inc. ("Aviat") (1)	12.9%	12.9%	5,710	6,175	(465)	(1,287)
Other (3)	43.8%	43.8%	1,289	1,931	(642)	135
			92,886	100,629	$(4,971)	$4,649
Other Investments at Fair Value - Related Party:
SPII Liquidating Trust - Series G (SPCA) (3), (4)			—	—	—	483
SPII Liquidating Trust - Series H (SPJSF) (3), (5)			—	—	—	(84)
			—	—	$—	$399
(C) OTHER INVESTMENTS
ModusLink Warrants (3)			76	543	$(467)	$(37)

Total Long-Term Investments			$162,023	$167,214
(1) Level 1 investments.
(2) WFH LLC (formerly Cosine) is a consolidated subsidiary as of the first quarter of 2015.
(3) Level 3 investment. For additional information related to the Company's Level 3 investments, see Note 5 - "Fair Value Measurements."
(4) Steel Partners China Access I L.P. Trust H was liquidated during the first quarter of 2015.
(5) Steel Partners Japan Strategic Fund, L.P. Trust G was liquidated during the second quarter of 2015.
(6) Represents Steel Excel's investments in a sports business and iGo, Inc. ("iGo") of 40.0% and 45.7%, respectively and a 50% investment in API Optix s.r.o ("API Optix"), a joint venture investment held by API.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

The following table presents activity for the available-for-sale securities presented in the table above for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in Accumulated Other Comprehensive (Loss) Income:
Change in net unrealized holding (losses) gains included in Accumulated other comprehensive (loss) income	$3,019	$20,481
Reclassified out of Accumulated other comprehensive (loss) income :
Unrealized gains	$—	$(22,478)
Total	$—	$(22,478)

(A) AVAILABLE-FOR-SALE SECURITIES

Fair Value Changes Recorded in Accumulated Other Comprehensive (Loss) Income

For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. Gross unrealized gains and gross unrealized losses are reported in Accumulated other comprehensive (loss) income ("AOCI") in the Company's Consolidated Balance Sheets. In January 2015 the Company contributed Nathan’s, one if its available -for-sale securities, to CoSine in exchange for additional CoSine equity (see Note 2 - "Acquisitions" for additional information). Also, in the first quarter of 2015, Cosine sold approximately 222,000 shares of Nathan's for proceeds of approximately $16,000 and received a special dividend of approximately $5,600 which is included in Other income, net in the Consolidated Statement of Operations for the three months ended March 31, 2015. As a result, management determined there to be an other-than-temporary impairment in the stock price and recorded an impairment charge of approximately $5,600.

The cost basis and unrealized gains and losses related to our available-for-sale securities which are classified as long-term investments are as follows:

	March 31, 2016				December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Aerospace/Defense	$11,675	$56,810	$—	$68,485	$11,675	$53,799	$—	$65,474
Other	575	1	—	576	575	—	(7)	568
	$12,250	$56,811	$—	$69,061	$12,250	$53,799	$(7)	$66,042
Fair Value Changes Recorded in Consolidated Statement of Operations

Available-for-sale securities that are classified as long-term investments also included the Company's investment in API prior to its acquisition in the second quarter of 2015 (see Note 2 - "Acquisitions" for additional information). Changes in the fair value of this investment were reported in the Company's Consolidated Statements of Operations as (Loss) Income from investments held at fair value.
(B) EQUITY METHOD INVESTMENTS
Investments in Associated Companies

The Company’s investments in associated companies are accounted for under the equity method of accounting. The Company elected to record certain investments under the equity method at fair value beginning on the dates these investments became subject to the equity method. Associated companies are included in the Diversified Industrial, Energy or Corporate segments. Certain associated companies have a fiscal year end that differs from December 31. Additional information for each of SPLP's investments in associated companies as of March 31, 2016 are as follows:
Traditional Equity Method

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

•
Steel Excel has an investment in iGo, a provider of accessories for mobile devices. This investment is being accounted for under the traditional equity method as an associated company. Steel Excel fully impaired its investment in a sports business in the third quarter of 2015. Based on the closing market price of iGo's publicly-traded shares, the value of the investment in iGo was approximately $3,700 and $3,900 at March 31, 2016 and December 31, 2015, respectively.

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

•
SLI is a publicly traded company that designs, manufactures and markets power electronics, motion control, power protection and specialized communication equipment. On April 6, 2016, HNH entered into a definitive merger agreement with SLI, pursuant to which it commenced a cash tender offer to purchase all of the outstanding shares of SLI’s common stock (see Note 22 - "Subsequent Events" for additional information).

•
API Tech is a designer and manufacturer of high performance systems, subsystems, modules, and components. In April 2016, API Tech consummated merger pursuant to which holders of its common stock received $2.00 for each share held. Upon consummation of the merger, Steel Excel received $22,900 for its investment in API.

•
Aviat Networks, Inc., is a global provider of microwave networking solutions. Prior to being classified as an equity method investment in January 2015, the investment in Aviat was accounted for as an available-for-sale security, and upon the change in classification Steel Excel recognized a loss of approximately $2,800 that had previously been included as a component of AOCI.

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

	March 31, 2016	December 31, 2015
Summary of balance sheet amounts:
Current assets	$511,669	$540,446
Noncurrent assets	87,609	91,840
Total assets	$599,278	$632,286
Current liabilities	$308,259	$329,201
Noncurrent liabilities	99,157	98,730
Total liabilities	407,416	427,931
Parent equity	191,862	204,355
Total liabilities and equity	$599,278	$632,286
	Three Months Ended March 31,
	2016	2015
Summary income statement amounts:
Revenue	$172,750	$221,067
Gross profit	22,833	31,188
Income (loss) from continuing operations	(9,805)	1,890
Net (loss) income after noncontrolling interests	(10,500)	6,995

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Other Investments at Fair Value - Related Party

The income or loss from Other investments at fair value - related party, represented the changes in fair value of Company’s investment in the SPII Liquidating Trust (see Note 12 - “Related Party Transactions”) which were liquidated during 2015. These investments were accounted for under the equity method. In February 2015, the SPII Liquidating Trust comprising Trust H was fully liquidated and, as a result, the Company received its proportional interest of the cash and investments in Trust H totaling approximately $2,730. There were no gains or losses recorded on any of the liquidations.

(C) OTHER INVESTMENTS

In connection with the acquisition of MLNK common shares in March 2013, the Company received warrants ("ModusLink Warrants") to acquire an additional 2,000,000 shares at an exercise price of $5.00 per share. The ModusLink Warrants are accounted for as an asset at fair value with changes in fair value recognized each period in (Loss) Income from investments held at fair value in the Company's Consolidated Statements of Operations. The ModusLink Warrants have a life of 5 years and are valued using the Black-Scholes option pricing model. Assumptions used in the current valuation were as follows: 1) volatility of 52.0% 2) term of approximately 2 years 3) risk free interest rate of 1.21% based on the U.S. Treasury bill yield, and 4) an expected dividend of $0.

INVESTMENTS INCLUDED WITHIN OTHER NON-CURRENT ASSETS

Steel Excel's other investments at March 31, 2016, include an investment in a venture capital fund totaling $500, preferred stock of an investee of $100 and a promissory note with an amortized cost of $3,000, which is a reasonable approximation of fair value at March 31, 2016.

WebBank has $7,771 and $6,558 of held-to-maturity securities at March 31, 2016 and December 31, 2015, respectively. WebBank records these securities at amortized cost. The dollar value of these securities with expected maturities from five years through ten years is $5,703, and after ten years is $1,103. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The securities are collateralized by unsecured consumer loans. These securities had an estimated fair value of $7,780 and $6,551 at March 31, 2016 and December 31, 2015.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

5. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements as of March 31, 2016 and December 31, 2015 are summarized by type of inputs applicable to the fair value measurements as follows:

March 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$48,391	$4,236	$26,451	$79,078
Long-term investments (a)	157,769	—	1,365	159,134
Investments in certain funds	—	—	549	549
Precious metal and commodity inventories recorded at fair value	11,747	—	—	11,747
Total	$217,907	$4,236	$28,365	$250,508

Liabilities:
Financial instrument obligations	$11,425	$—	$—	$11,425
Foreign currency forward exchange contracts	—	1,181	—	1,181
Commodity contracts on precious metal and commodity inventories	—	5	—	5
Total	$11,425	$1,186	$—	$12,611

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$42,274	$6,143	$27,425	$75,842
Long-term investments (a)	160,574	—	2,474	163,048
Investments in certain funds	—	—	555	555
Precious metal and commodity inventories recorded at fair value	10,380	—	—	10,380
Commodity contracts on precious metal and commodity inventories	—	215	—	215
Foreign currency forward exchange contracts	—	325	—	325
Total	$213,228	$6,683	$30,454	$250,365

Liabilities:
Financial instrument obligations	$21,639	$—	$—	$21,639
Interest rate swap agreement	—	30	—	30
Foreign currency forward exchange contracts	—	30	—	30
Total	$21,639	$60	$—	$21,699
(a) For additional detail of the marketable securities and long-term investments see Note 4 - "Investments."

There were no transfers of securities among the various measurement input levels during the three months ended
March 31, 2016.

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

Level 3 - Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation and due to lack of observable inputs, the assumptions used may impact the fair value of these investments in future periods. Investments which are generally included in this category include private investments and non-exchange traded derivative contracts.

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

Interest rate swap agreements were considered Level 2 measurements as the inputs were observable at commonly quoted intervals. These agreements expired in February 2016.

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long - Term Investments
	Investments in Associated Companies (a)	Other Investments - Related Party (b)	ModusLink Warrants (c)	Marketable Securities and Other (d), (e)	Total
Assets
Balance at December 31, 2014	$2,163	$9,623	$2,199	$34,421	$48,406
Purchases	—	—	—	—	—
Sales	—	(2,727)	—	(163)	(2,890)
Unrealized gains	135	484	—	—	619
Unrealized losses	—	(84)	(36)	(2,885)	(3,005)
Balance at March 31, 2015	$2,298	$7,296	$2,163	$31,373	$43,130

Balance at December 31, 2015	$1,931	$—	$543	$27,980	$30,454
Purchases	—	—	—	—	—
Sales	—	—	—	(3,634)	(3,634)
Realized gain on sale	—	—	—	—	—
Unrealized gains	—	—	—	2,654	2,654
Unrealized losses	(642)	—	(467)	—	(1,109)
Balance at March 31, 2016	$1,289	$—	$76	$27,000	$28,365
(a) Unrealized gains and losses are recorded in (Loss) Income of associated companies, net of taxes in the Company's Consolidated Statements of
Operations.
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

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets measured at fair value on a non-recurring basis include the tangible and intangible assets acquired and liabilities assumed in the acquisitions, as well as any related goodwill. Significant judgments and estimates are made to determine the acquisition date fair values which may include the use of appraisals, discounted cash flow techniques or other information the Company considers relevant to the fair value measurement.

As of March 31, 2016 and December 31, 2015, WebBank has impaired loans with a fair value of $906 and $423 that are collateral-dependent, and that were measured at fair value of the collateral less estimated selling costs using Level 3 inputs. See the Impaired Loans section of Note 7 - "Trade, Other and Loans Receivable" for additional discussion of loan impairment measurements.

6. FINANCIAL INSTRUMENTS

At March 31, 2016 and December 31, 2015 financial instrument liabilities and related restricted cash consists primarily of $11,425 and $21,639, respectively, of short sales of corporate securities.

Activity is summarized below for financial instrument liabilities and related restricted cash:

	March 31,
	2016	2015
Balance, beginning of period	$21,639	$21,311
Settlement of short sales of corporate securities	(9,176)	(353)
Short sales of corporate securities	76	164
Net investment (gains) losses	(1,114)	186
Receipt of dividends, net of interest expense	—	—
Balance of financial instrument liabilities and related restricted cash, end of period	$11,425	$21,308

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

Foreign Currency Forward Contracts

API, enters into foreign currency forward contracts to hedge its receivables and payables denominated in other currencies. In addition, API enters into foreign currency forward contracts to hedge the value of its future sales denominated in Euros and the value of its future purchases denominated in USD. These hedges have settlement dates ranging through March 2017.

The forward contracts that are used to hedge the risk of foreign exchange movement on its receivables and payables are accounted for as fair value hedges under ASC 815. At March 31, 2016 there were contracts in place to buy Sterling and sell Euros in the amount of €3,500. The fair values of these derivatives are recognized as derivative assets and liabilities in the Company's Consolidated Balance Sheets. The net change in fair value of the derivative assets and liabilities are recognized in the consolidated statement of operations.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

The forward contracts that are used to hedge the value of API's future sales and purchases are accounted for as cash flow hedges in accordance with ASC 815. At March 31, 2016 there were contracts in place to hedge the value of future sales denominated in Euros in the amount of €20,350 and the value of future purchases denominated in USD in the amount of $2,700. These hedges are fully effective and accordingly, the changes in fair value are recorded in AOCI and, at maturity, any gain or loss on the forward contract is reclassified from AOCI into the Consolidated Statement of Operations.

Precious Metal and Commodity Inventories

HNH's precious metal and commodity inventories are subject to market price fluctuations. HNH enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed-price contracts. HNH's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price changes in these commodities or markets could negatively impact HNH's earnings. HNH does not enter into derivatives or other financial instruments for trading or speculative purposes.

As of March 31, 2016, HNH had the following outstanding forward contracts with settlement dates through April 2016. There were no futures contracts outstanding as of March 31, 2016.

Commodity	Amount	Notional Value
Silver	762,562 ounces	$11,700
Gold	1,000 ounces	$1,200
Copper	200,000 pounds	$400
Tin	55 metric tons	$900

HNH accounts for these contracts as either fair value hedges or economic hedges under the guidance in Accounting Standards Codification 815, Derivatives and Hedging.

Fair Value Hedges. Of the total forward contracts outstanding, 587,562 ounces of silver and substantially all of the copper contracts are designated and accounted for as fair value hedges. The fair values of these derivatives are recognized as derivative assets and liabilities in the Company's Consolidated Balance Sheets. The net change in fair value of the derivative assets and liabilities, and the change in the fair value of the underlying hedged inventory, are recognized in the Company's Consolidated Statement of Operations, and such amounts principally offset each other due to the effectiveness of the hedges. The fair value hedges are associated primarily with HNH's precious metal inventory carried at fair value.

Economic Hedges. The remaining outstanding forward contracts for silver, and all of the contracts for gold and tin, are accounted for as economic hedges. As these derivatives are not designated as accounting hedges, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market, and both realized and unrealized gains and losses are recorded in current period earnings in the Company's Consolidated Statement of Operations. The economic hedges are associated primarily with HNH's precious metal inventory valued using the LIFO method.

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

Debt Agreements

As discussed in Note 13 - "Long Term Debt and Capital Lease Obligations," HNH entered into two interest rate swap agreements to reduce its exposure to interest rate fluctuations. These derivatives were not designated as accounting hedges under U.S. GAAP; they were accounted for as derivatives with no hedge designation. HNH recorded the gains or losses both from the mark-to-market adjustments and net settlements in interest expense in the Company's Consolidated Statement of Operations as the hedges were intended to offset interest rate movements. The agreements expired in February 2016.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Fair value and carrying amount of derivative instruments in the Company's Consolidated Balance Sheets is as follows.

Derivative	Balance Sheet Location	March 31, 2016	December 31, 2015
Commodity contracts (a), (b)	Prepaid expenses and other current assets	$58	$197
Commodity contracts (c)	Accrued Liabilities/Prepaid expenses and other current assets	$(63)	$18
Interest rate swap agreements	Other current liabilities	$—	$(30)
Foreign exchange forward contracts (a), (d)	Accrued liabilities	$(1,037)	$325
Foreign exchange forward contracts (a), (b)	Accrued liabilities	$(144)	$(30)
(a) Designated as hedging instruments as of March 31, 2016.
(b) Fair value hedge
(c) Economic hedge
(d) Cash flow hedge

Effect of derivative instruments on the Company's Consolidated Statements of Operations:

		Three Months Ended March 31,
		2016	2015
Derivative	Statement of Operations Location	Gain (loss)	Gain (loss)
Commodity contracts (a), (b)	Cost of goods sold	$(978)	$(914)
Commodity contracts (c)	Cost of goods sold	(24)	147
Commodity contracts (c)	Realized and unrealized loss on derivatives	(123)	(207)
Interest rate swap agreements	Interest expense	—	(45)
Foreign exchange forward contracts (a), (d)	Revenue/Cost of goods sold	108	—
Foreign exchange forward contracts (a), (b)	Other income, net	(196)	—
Total derivatives		$(1,213)	$(1,019)
(a) Designated as hedging instruments as of March 31, 2016.
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

At March 31, 2016 and December 31, 2015, WebBank’s undisbursed loan commitments totaled $98,211 and $80,667, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of the Bank’s lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

WebBank estimates an allowance for potential losses on off-balance sheet contingent credit exposures related to the guaranteed amount of its SBA and USDA loans and whether or not the SBA/USDA honors the guarantee. WebBank determines the allowance for these contingent credit exposures based on historical experience and portfolio analysis. The allowance is included with other liabilities in the consolidated balance sheet, with any related increases or decreases in the reserve included in the statement of income. The allowance was $188 at March 31, 2016 and December 31, 2015, respectively, and is included within Other current liabilities in the Company's Consolidated Balance Sheets.

7. TRADE, OTHER AND LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Trade and Other Receivables, Net

	March 31, 2016	December 31, 2015
Trade accounts receivable (net of allowance for doubtful accounts of $2,026 in 2016 and $1,945 in 2015)	$130,042	$112,369
Other receivables	1,930	1,846
Total	$131,972	$114,215

Loans Receivable, Including Loans Held for Sale

    Major classification of WebBank’s loans receivable, including loans held for sale, at March 31, 2016 and December 31, 2015 are as follows:

	Total				Current		Non-current
	March 31, 2016%		December 31, 2015%		March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Loans held for sale	$240,731		$159,592		$240,731	$159,592	$—	$—
Real estate loans:
Commercial – owner occupied	$1,464	2%	$1,542	2%	95	97	$1,369	1,445
Commercial – other	235	—%	281	—%	—	—	235	281
Total real estate loans	1,699	2%	1,823	2%	95	97	1,604	1,726
Commercial and industrial	66,657	98%	66,253	98%	2,118	5,943	64,539	60,310
Total loans	68,356	100%	68,076	100%	2,213	6,040	66,143	62,036
Less:
Deferred fees and discounts	(14)		(15)		(14)	(15)	—	—
Allowance for loan losses	(889)		(630)		(889)	(630)	—	—
Total loans receivable, net	$67,453		$67,431		1,310	5,395	66,143	62,036
Loans receivable, including loans held for sale (a)					$242,041	$164,987	$66,143	$62,036
(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, net was $307,403 and $226,541 at March 31, 2016 and December 31, 2015, respectively.

Commercial and industrial loans include unamortized premiums of $11 and $18 and unaccreted discounts of $415 and $311 at March 31, 2016 and December 31, 2015, respectively. Loans with a carrying value of approximately $62,585 and $63,393 were pledged as collateral for potential borrowings at March 31, 2016 and December 31, 2015, respectively.

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

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
December 31, 2014	$64	$12	$481	$557
Charge-offs	—	—	—	—
Recoveries	1	11	7	19
Provision	(5)	(12)	79	62
March 31, 2015	$60	$11	$567	$638
December 31, 2015	$40	$8	$582	$630
Charge-offs	—	—	—	—
Recoveries	—	11	10	21
Provision	(3)	(12)	253	238
March 31, 2016	$37	$7	$845	$889

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	Real Estate
March 31, 2016	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Allowance for loan losses:
Individually evaluated for impairment	$16	$—	$302	$318
Collectively evaluated for impairment	21	7	543	571
Total	$37	$7	$845	$889
Outstanding Loan balances:
Individually evaluated for impairment	$843	$—	$4,916	$5,759
Collectively evaluated for impairment	621	235	61,741	62,597
Total	$1,464	$235	$66,657	$68,356

	Real Estate
December 31, 2015	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Allowance for loan losses:
Individually evaluated for impairment	$1	$—	$77	$78
Collectively evaluated for impairment	39	8	505	552
Total	$40	$8	$582	$630
Outstanding Loan balances:
Individually evaluated for impairment	$358	$—	$1,241	$1,599
Collectively evaluated for impairment	1,184	281	65,012	66,477
Total	$1,542	$281	$66,253	$68,076

Nonaccrual and Past Due Loans

Loans past due 90 days or more and still accruing interest were $0 and $0 at March 31, 2016 and December 31, 2015, respectively.
Nonaccrual loans are summarized as follows:

	March 31, 2016	December 31, 2015
Real Estate Loans:
Commercial - Owner Occupied	$340	$341
Total Real Estate Loans	340	341
Commercial and Industrial	1	2
Total Loans	$341	$343

Past due loans (accruing and nonaccruing) are summarized as follows:

March 31, 2016	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Recorded investment in accruing loans 90+ days past due	Nonaccrual loans that are current (1)
Real Estate Loans:
Commercial - Owner Occupied	$638	$486	$340	$826	$1,464	$—	$—
Commercial - Other	235	—	—	—	235	—	—
Total Real Estate Loans	873	486	340	826	1,699	—	—
Commercial and Industrial	66,656	—	1	1	66,657	—	—
Total Loans	$67,529	$486	$341	$827	$68,356	$—	$—
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

Credit Quality Indicators

In addition to the past due and nonaccrual criteria, loans are analyzed using a loan grading system. Generally, internal grades are assigned to loans based on performance of the loans, financial/statistical models and loan officer judgment. The Company reviews and grades loans with unpaid principal balances of $100 or more once per year. Grades follow definitions of Pass, Special Mention, Substandard, and Doubtful which are consistent with published definitions of regulatory risk classifications. The definitions of Pass, Special Mention, Substandard, and Doubtful are summarized as follows:

•	Pass: An asset in this category is a higher quality asset and does not fit any of the other categories described below. The likelihood of loss is considered remote.

•
Special Mention: An asset in this category has a specific weakness or problem but does not currently present a significant risk of loss or default as to any material term of the loan or financing agreement.

•	Substandard: An asset in this category has a developing or currently minor weakness or weaknesses that could result in loss or default if deficiencies are not corrected or adverse conditions arise.

•
Doubtful: An asset in this category has an existing weakness or weaknesses that have developed into a serious risk of significant loss or default with regard to a material term of the financing agreement.

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

March 31, 2016	Pass	Special Mention	Sub- standard	Doubtful	Total loans
Real Estate Loans:
Commercial - Owner Occupied	$621	$—	$843	$—	$1,464
Commercial - Other	235	—	—	—	235
Total Real Estate Loans	856	—	843	—	1,699
Commercial and Industrial	61,741	—	4,916	—	66,657
Total Loans	$62,597	$—	$5,759	$—	$68,356

December 31, 2015	Pass	Special Mention	Sub- standard	Doubtful	Total loans
Real Estate Loans:
Commercial - Owner Occupied	$1,184	$—	$358	$—	$1,542
Commercial - Other	281	—	—	—	281
Total Real Estate Loans	1,465	—	358	—	1,823
Commercial and Industrial	61,310	3,702	1,241	—	66,253
Total Loans	$62,775	$3,702	$1,599	$—	$68,076

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. When loans are impaired, an estimate of the amount of the balance that is impaired is made and a specific reserve is assigned to the loan based on the estimated present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral less the cost to sell. When the impairment is based on amount on the fair value of the loan’s underlying collateral, the portion of the balance that is impaired is charged off, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. WebBank recognized $32 and $1 on impaired loans for the three months ended March 31, 2016 and 2015, respectively. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. Payments are recognized when cash is received. Information on impaired loans is summarized as follows:

		Recorded investment
March 31, 2016	Unpaid principle balance	with no allowance	with allowance	Total recorded investment	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$857	$341	$503	$844	$16	$854
Total Real Estate Loans	857	341	503	844	16	854
Commercial and Industrial	5,023	11	4,904	4,915	302	2,518
Total Loans	$5,880	$352	$5,407	$5,759	$318	$3,372

		Recorded investment
December 31, 2015	Unpaid principle balance	with no allowance	with allowance	Total recorded investment (1)	Related Allowance	Average recorded investment
Real Estate Loans:
Commercial - Owner Occupied	$372	$341	$17	$358	$1	$370
Total Real Estate Loans	372	341	17	358	1	370
Commercial and Industrial	1,320	12	1,229	1,241	77	569
Total Loans	$1,692	$353	$1,246	$1,599	$78	$939

8. INVENTORIES, NET

A summary of Inventories, net is as follows:

	March 31, 2016	December 31, 2015
Finished products	$39,567	$39,405
In-process	22,057	20,814
Raw materials	30,431	28,893
Fine and fabricated precious metal in various stages of completion	16,986	13,155
	109,041	102,267
LIFO reserve	(555)	—
Total	$108,486	$102,267

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, HNH purchases, maintains and utilizes precious metal inventory. HNH records certain precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

Certain customers and suppliers of HNH choose to do business on a “pool” basis. Such customers or suppliers furnish precious metal to HNH for return in fabricated form or for purchase from or return to the supplier. When the customer metal is

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in the Company’s Consolidated Balance Sheets. To the extent HNH is able to utilize customer precious metal in its production process, such customer metals replaces the need for HNH to purchase its own inventory. As of March 31, 2016, HNH’s customer metal consisted of 147,368 ounces of silver, 520 ounces of gold, and 1,391 ounces of palladium. As of December 31, 2015, HNH’s customer metal consisted of 160,363 ounces of silver, 535 ounces of gold, and 1,391 ounces of palladium.

	March 31, 2016	December 31, 2015
Supplemental inventory information:
Precious metals stated at LIFO cost	$5,752	$3,536
Precious metals stated under non-LIFO cost methods, primarily at fair value	10,679	9,619
Market value per ounce:
Silver	15.28	13.86
Gold	1,221.00	1,062.25
Palladium	577.00	547.00

9. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	March 31, 2016	December 31, 2015
Land	$20,029	$20,434
Buildings and improvements	62,786	62,061
Machinery, equipment and other	278,767	276,599
Construction in progress	13,043	10,538
	374,625	369,632
Accumulated depreciation and amortization	(123,330)	(114,230)
Net property, plant and equipment	$251,295	$255,402

Depreciation expense was $9,140 and $6,325 for the three months ended March 31, 2016 and 2015, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying value of goodwill by reportable segment is as follows:

	March 31, 2016
	Diversified	Energy	Corporate	Total
Balance at beginning of year
Gross Goodwill	$101,772	$64,790	$81	$166,643
Accumulated impairments	—	(64,790)	—	(64,790)
Net Goodwill	101,772	—	81	101,853
Acquisitions	—	—	—	—
Impairment	—	—	—	—
Currency translation adjustment	(613)	—	—	(613)
Other adjustments	—	—	—	—
Balance at end of period
Gross Goodwill	101,159	64,790	81	166,030
Accumulated impairments	—	(64,790)	—	(64,790)
Net Goodwill	$101,159	$—	$81	$101,240

	December 31, 2015
	Diversified	Energy	Corporate	Total
Balance at beginning of year
Gross Goodwill	$26,299	$64,790	$81	$91,170
Accumulated impairments	—	(45,219)	—	(45,219)
Net Goodwill	26,299	19,571	81	45,951
Acquisitions (a)	76,016	—	—	76,016
Impairment	—	(19,571)	—	(19,571)
Other adjustments	(543)	—	—	(543)
Balance at end of period
Gross Goodwill	101,772	64,790	81	166,643
Accumulated impairments	—	(64,790)	—	(64,790)
Net Goodwill	$101,772	$—	$81	$101,853
(a) Goodwill from acquisitions during 2015 relates to HNH's acquisitions of ITW and JPS, as well as the acquisitions of CoSine and API. Certain of these balances are subject to adjustment during the finalization of the purchase price allocation for these acquisitions. For additional information, see Note 2 - "Acquisitions."

A summary of Other intangible assets, net is as follows:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$134,006	$44,088	$89,918	$134,814	$41,153	$93,661
Trademarks	37,928	9,074	28,854	38,157	8,361	29,796
Patents and technology	17,054	7,712	9,342	17,010	7,379	9,631
Other	8,487	2,843	5,644	8,480	2,605	5,875
	$197,475	$63,717	$133,758	$198,461	$59,498	$138,963

Trademarks with indefinite lives as of March 31, 2016 and December 31, 2015 were $8,020. Amortization expense related to intangible assets was $4,324 and $3,347 for the three months ended March 31, 2016 and 2015, respectively. The increase in amortization expense during 2016 was principally due to the ITW, JPS and API acquisitions. For additional information, see Note 2 - "Acquisitions."

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

11. BANK DEPOSITS

A summary of WebBank deposits is as follows:

Time deposits year of maturity:	March 31, 2016	December 31, 2015
2016	$88,026	$71,691
2017	61,962	46,182
2018	70,839	50,878
2019	19,918	—
Total time deposits	240,745	168,751
Money market deposits	62,815	83,421
Total deposits (a)	$303,560	$252,172
Current	$172,656	$155,112
Long-term	130,904	97,060
Total deposits	$303,560	$252,172
(a) All time deposits are under $250. The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of deposits was $303,547 and $250,862 at March 31, 2016 and December 31, 2015, respectively.

12. RELATED PARTY TRANSACTIONS

Management Agreement with SP General Services LLC

The Manager receives a fee, pursuant to the terms of the Management Agreement at an annual rate of 1.5% of total SPLP Partners' capital ("Management Fee"), payable on the first day of each quarter and subject to quarterly adjustment. In addition, SPLP issued to the Manager partnership profits interests in the form of incentive units, which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP which are determined as of the last day of each fiscal year (see Note 15 - "Capital and Accumulated other Comprehensive Loss" for additional information on the incentive units).

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the independent directors. The Management Fee was $2,093 and $1,856 for the three months ended March 31, 2016 and 2015, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations. There were no unpaid amounts for management fees at March 31, 2016 or December 31, 2015.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $619 and $721 for the three months ended March 31, 2016 and 2015, respectively. Unpaid amounts for reimbursable expenses were approximately $487 and $695 at March 31, 2016 and December 31, 2015, respectively, and are included in Payable to related parties in the Company's Consolidated Balance Sheets.

In the first quarter of 2015, SPLP issued units to WGL Capital Corp. (the "Investment Manager"), an affiliate of the Manager. The units issued were for the final settlement of the additional liability due to the Investment Manager of approximately $1,800 (see Note 15 - "Capital and Accumulated Other Comprehensive Loss").

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Corporate Services

SPH Services, a subsidiary of SPLP, was created to consolidate the executive and corporate functions of SPLP and certain of its affiliates, and to provide such services to other portfolio companies. SPH Services, through Management Services Agreements with these companies, provides services which include assignment of C-Level management personnel, as well as a variety of services including legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services. The fees payable under these agreements are initially based on the level of services expected to be provided. They are subject to annual review and adjustment and are approved by the respective company's board of directors. The agreements automatically renew for successive one-year periods unless and until terminated in accordance with the agreement. Under certain circumstances, the termination may result in payment of a termination fee to SPH Services.

Consolidated subsidiaries that have agreements with SPH Services include HNH, Steel Excel, SPLP, WFHC, DGT, WebBank, BNS and WFH LLC. Annual amounts to be billed to these companies are $9,996, $8,150, $3,000, $4,200, $476, $500, $204 and $1,200, respectively, and are eliminated in consolidation. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, SPH Services has management services agreements with other companies considered to be related parties, including NOVT Corporation, Ore Holdings, Inc., J. Howard Inc., SL Industries, Inc., Steel Partners, Ltd., iGo and MLNK. In total, SP Corporate will charge approximately $3,881 annually to these companies. All amounts billed under these service agreements are classified as a reduction within Selling, general and administrative expenses.

Mutual Securities

Pursuant to the Management Agreement, the Manager was responsible for selecting executing brokers. Securities transactions for SPLP are allocated to brokers on the basis of reliability and best price and execution. The Manager has selected Mutual Securities as an introducing broker and may direct a substantial portion of the managed entities’ trades to such firm among others. An officer of the Manager and SPH GP is affiliated with Mutual Securities. The Manager only uses Mutual Securities when such use would not compromise the Manager’s obligation to seek best price and execution. SPLP has the right to pay commissions to Mutual Securities, which are higher than those that can be obtained elsewhere, provided that the Manager believes that the rates paid are competitive institutional rates. Mutual Securities also served as an introducing broker for SPLP’s trades. The commissions paid by SPLP to Mutual securities were approximately $35 and $47 for the three months ended March 31, 2016 and 2015, respectively. Such commissions are included in Net investment (losses) gains in the Company's Consolidated Statements of Operations. The portion of the commission paid to Mutual Securities ultimately received by such officer is net of clearing and other charges.

Other

For 2016, the Company’s non-management directors will receive an annual retainer of $154, of which $77 will be paid in cash and $77 will be paid in restricted common units of SPLP. The restricted units vest over a three year period. These directors are also paid fees of $2 for each board committee meeting attended. The chairmen of the Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee are paid an additional annual fee of $61, $5 and $5, respectively. Non-management directors’ fees expensed were $225 and $237 for the three months ended March 31, 2016 and 2015, respectively. Unpaid non-management directors’ fees are included in Payable to related parties in the Company's Consolidated Balance Sheets and were $56 and $43 at March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016 and December 31, 2015, several related parties and consolidated subsidiaries had deposits totaling $2,775 and $3,135, respectively, in WebBank. $715 and $1,298 of these deposits have been eliminated in consolidation as of March 31, 2016 and December 31, 2015, respectively. The deposits held at WebBank earned $4 and $20 in interest for the three months ended March 31, 2016 and 2015, respectively. The amount of this interest that has been eliminated in consolidation was $1 and $16 for the three months ended March 31, 2016 and 2015, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

13. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following:

	March 31, 2016	December 31, 2015
Short term debt:
API - Foreign	$756	$527
HNH - Foreign	774	742
Short-term debt	1,530	1,269
Long-term debt:
Steel Excel Term Loan (a)	42,695	42,666
HNH Revolving Facilities	99,545	90,613
SPLP Revolving Facility	60,150	75,140
API Term Loans	2,498	2,664
API Revolving Facilities	17,293	18,793
Other debt - domestic	6,822	6,936
Foreign loan facilities	1,310	1,277
Subtotal	230,313	238,089
Less portion due within one year	2,194	2,176
Long-term debt	228,119	235,913
Total debt	$231,843	$239,358
Capital lease facility
Current portion of capital lease	$981	$1,028
Long-term portion of capital lease	1,614	1,899
	$2,595	$2,927
(a) Net of unamortized debt issuance costs of $251 and $280 at March 31, 2016 and December 31, 2015, respectively.

SPLP Revolving Credit Facility

The Company has a credit agreement (the “Amended Credit Facility") with PNC Bank, National Association (“PNC”), as administrative agent for the lenders thereunder. The Amended Credit Facility provides for a revolving credit facility with borrowing availability of up to $105,000. Amounts outstanding under the Amended Credit Facility bear interest at SPLP's option at either the Base Rate, as defined, plus 0.625% or LIBOR plus the applicable margin under the loan agreement of 1.625%, and are collateralized by first priority security interests of certain of the Company's deposit accounts and investments. The pledged collateral of approximately $367,600 includes certain of SPLP's investments, including investments in majority-owned, consolidated subsidiaries. The average interest rate on the Amended Credit Facility was 2.26% as of March 31, 2016. The Amended Credit Facility requires a commitment fee to be paid on unused borrowings and also contains customary affirmative and negative covenants, including a minimum cash balance covenant, restrictions against the payment of dividends and customary events of default. Any amounts outstanding under the Amended Credit Facility are due and payable in full on October 23, 2017. The Amended Credit Facility also includes provisions for the issuance of letters of credit up to $10,000, with any such issuances reducing total borrowing availability. The Company has an outstanding letter of credit of approximately $892 at March 31, 2016.

HNH Debt

Senior Credit Facility

HNH's amended and restated senior credit facility ("Senior Credit Facility") provided for an up to $365,000 senior secured revolving credit facility, including a $20,000 sublimit for the issuance of letters of credit and a $20,000 sublimit for the issuance of swing loans. On March 23, 2016, HNH entered into an amendment to its Senior Credit Facility to increase the size of the credit facility by $35,000 to an aggregate amount of $400,000. Borrowings under the Senior Credit Facility bear interest at HNH's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in a the loan agreement (1.75% and 0.75%, respectively, for LIBOR and Base Rate borrowings at March 31, 2016), and the revolving facility provides for a commitment fee to be paid on unused borrowings. The weighted average interest rate on the revolving facility was 2.22% at March 31, 2016. HNH's availability under the Senior Credit Facility was $174,700 as of March 31, 2016.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

The Senior Credit Facility will expire, with all amounts outstanding balances due and payable, on August 29, 2019. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of HNH, and obligations under the Senior Credit Facility are collateralized by first priority security interests in and liens upon present and future assets of HNH and these subsidiaries, which approximated $480,000 at March 31, 2016. The Senior Credit Facility restricts HNH's ability to transfer cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. HNH was in compliance with all debt covenants at March 31, 2016.

    Interest Rate Swap Agreements

HNH entered into an interest rate swap agreement in February 2013 to reduce its exposure to interest rate fluctuations. Under the interest rate swap, HNH received one-month LIBOR in exchange for a fixed interest rate of 0.569% over the life of the agreement on an initial $56,400 notional amount of debt, with the notional amount decreasing by $1,100, $1,800 and $2,200 per quarter in 2013, 2014 and 2015, respectively. The agreement expired in February 2016. HNH entered into a second interest rate swap agreement in June 2013 to reduce its exposure to interest rate fluctuations. Under the interest rate swap, HNH received one-month LIBOR in exchange for a fixed interest rate of 0.598% over the life of the agreement on an initial $5,000 notional amount of debt, with the notional amount decreasing by $100, $200 and $200 per quarter in 2013, 2014 and 2015, respectively. The agreement expired in February 2016.
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

Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy Ltd. ("Steel Energy") and its wholly-owned subsidiaries Sun Well Service, Inc. ("Sun Well") and Rogue Pressure Services, Ltd. ("Rogue"), and Black Hawk Energy Services Ltd. ("Black Hawk Ltd"), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue and Black Hawk Ltd. The carrying value as of March 31, 2016 of the assets pledged as collateral by Steel Energy and its subsidiaries under the Amended Credit Agreement was approximately $132,419.

The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3,300 and a balloon payment due on the maturity date. At March 31, 2016, $42,946 was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans. Principal payments under the Amended Credit Agreement for the remainder of 2016 and subsequent years are $0, $3,303 and $39,643 for the remainder of 2016, 2017 and 2018, respectively.

The interest rate on the borrowings under the Amended Credit Agreement was 3.1% at March 31, 2016. For the three months ended March 31, 2016 and 2015 Steel Excel incurred interest expense of $400 and $600, respectively, in connection witeh the Amended Credit Agreement. Steel Excel was in compliance with all financial covenants of the Amended Credit Agreement as of March 31, 2016.

API Long-Term Debt Facilities

API, in the United Kingdom, has a multi-currency revolving agreement of £13,500 (approximately $19,400) with HSBC Bank plc ("HSBC") that expires on December 31, 2017. At March 31, 2016, approximately $14,825 was outstanding under the facility. The interest rate on the borrowings under the UK facility was 2.6% at March 31, 2016. These borrowings are secured by certain UK assets which totaled approximately $51,000 at March 31, 2016 and include certain debt covenants including leverage and interest cover. API was in compliance with all covenants at March 31, 2016.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

API also has a number of facilities with HSBC in the U.S. that expire in June 2018, including a revolving facility of up to approximately $4,500 as of March 31, 2016. At March 31, 2016, $2,467 was outstanding under the facility at an interest rate of 3.2%. The revolving facility is secured against certain inventories and receivables which totaled approximately $8,100 at March 31, 2016. The facility was amended in October 2015 to modify and add certain covenants and provisions that will be in place until June 30, 2016. In addition API has certain term loans for equipment with HSBC and Wells Fargo Bank for approximately $2,498. The loan with Wells Fargo had an interest rate of 4.3% at March 31, 2016. This loan is secured over the related equipment.

14. PENSION BENEFIT PLANS

The following table presents the components of pension expense and components of other post-retirement benefit expense (income) for HNH's pension plans, including JPS's pension plan which was assumed in HNH's acquisition of JPS, and the pension plans of API:

	Pension Benefits
	Three Months Ended March 31,
	2016	2015
Interest cost	$6,083	$4,760
Expected return on plan assets	(7,514)	(5,517)
Amortization of actuarial loss	2,393	1,595
Total	$976	$838

Beginning January 1, 2016, HNH changed the manner in which the interest cost component of net periodic pension expense is determined. Historically, HNH estimated the interest cost component using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. HNH has elected to use a full yield curve approach in the estimation of this component of benefit expense by applying the specific spot rates along the yield curve used in the determination of the benefit obligation that correlate to the relevant projected cash flows ("spot rate approach"). This change provides a more precise measurement of interest cost. The estimated impact of this change is to reduce forecast annual pension expense in 2016 by approximately $4,800.

Required future pension contributions are determined based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. Required minimum pension contributions are as follows:

•	HNH expects to contribute $13,500 for the remainder of 2016, $34,300, $42,000, $38,800, $35,300 and $92,500 in 2017, 2018, 2019, 2020 and for the five years thereafter, respectively.

•	API expects to contribute $989 per year until 2021.

In addition to its pension plans, HNH also maintains several other post-retirement benefit plans covering certain of its employees and retirees. The approximate aggregate expense for these plans was $600 and $500 for the three months ended March 31, 2016 and 2015, respectively.

15. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of March 31, 2016 the Company had 26,632,689 Class A units (regular common units) outstanding.

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

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Common Units Issuance - Directors

For 2016, the Company's non-management directors will receive an annual equity compensation in the amount of $77 in the form of restricted common units of the Company. The restrictions vest over a three year period, with one-third of the units vesting on the anniversary date of the grants. The total value of the unvested restricted units granted was $438 as of March 31, 2016. Total expense for the restricted units previously issued was approximately $94 and $94 for the three months ended March 31, 2016 and 2015, respectively.

Accumulated Other Comprehensive Loss

Changes, net of tax, in Accumulated other comprehensive loss are as follows:

	Three Months Ended March 31, 2016
	Unrealized gain on available-for-sale securities	Unrealized loss on derivative financial instruments	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at beginning of period	$50,650	$(1,415)	$(9,596)	$(93,907)	$(54,268)
Other comprehensive income (loss), net of tax - before reclassifications (a)	4,678	(1,237)	(2,105)	183	1,519
Reclassification adjustments, net of tax (b)	595	—	—	—	595
Net other comprehensive income (loss) attributable to common unit holders (c)	5,273	(1,237)	(2,105)	183	2,114
Balance at end of period	$55,923	$(2,652)	$(11,701)	$(93,724)	$(52,154)
(a) Net of a tax provision of approximately $581.
(b) Net of a tax provision of approximately $340.
(c) Amounts do not include net unrealized gains on available-for-sale securities of $1,539, unrealized losses on derivative financial instruments of $127, cumulative translation adjustment losses of $164 and a loss from the change in pension and other post-retirement obligations of $3, which are attributable to noncontrolling interests.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP which are determined as of the last day of each fiscal year. If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company would record a negative incentive unit expense in the quarter when such over accrual is determined. The expense is recorded in Selling, general and administrative expenses ("SG&A") in the Company's Consolidated Statements of Operations. Incentive unit expense of approximately $0 and $7,393 was recorded in the three months ended March 31, 2016 and March 31, 2015, respectively.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

16. NET INCOME PER COMMON UNIT

The following data was used in computing net income per common unit shown in the Company's Consolidated Statements of Operations:

	Three Months Ended March 31,
	2016	2015
Net income from continuing operations	$2,344	$18,807
Net (income) loss from continuing operations attributable to noncontrolling interests in consolidated entities	(382)	3,584
Net income from continuing operations attributable to common unit holders	1,962	22,391
Net income from discontinued operations	—	86,971
Net income from discontinued operations attributable to noncontrolling interests in consolidated entities	—	(30,931)
Net income from discontinued operations attributable to common unit holders	—	56,040
Net income attributable to common unitholders	$1,962	$78,431
Net income per common unit - basic:
Net income from continuing operations	$0.07	$0.81
Net income from discontinued operations	—	2.03
Net income attributable to common unitholders	$0.07	$2.84
Net income per common unit – diluted:
Net income from continuing operations	$0.07	$0.80
Net income from discontinued operations	—	2.00
Net income attributable to common unitholders	$0.07	$2.80
Weighted average common units outstanding - basic	26,632,689	27,658,494
Incentive units	—	389,321
Unvested restricted units	12,394	22,073
Denominator for net income per common unit - diluted	26,645,083	28,069,888

17. SEGMENT INFORMATION

The following table presents the composition of our segments. Our segments are managed separately and offer different products and services.

Diversified Industrial	% Owned at March 31, 2016	Energy	% Owned at March 31, 2016	Financial Services	% Owned at March 31, 2016	Corporate and Other	% Owned at March 31, 2016
Handy & Harman Ltd. ("HNH") (1)	69.8%	Steel Excel Inc. ("Steel Excel") (1)	60.8%	WebBank (1), (3)	90.7%	SPH Services, Inc. ("SPH Services") (1)	100%
WebFinancial Holding LLC ("WFH LLC")(1), (2), (3)	90.7%	Aviat Networks, Inc. ("Aviat") (4)	12.9%			DGT Holdings Corp. ("DGT") (1)	100%
SL Industries, Inc. ("SLI") (4)	25.1%	API Technologies Corp. ("API Tech") (4)	20.5%			BNS Holdings Liquidating Trust ("BNS Liquidating Trust") (1)	84.9%
		iGo Inc. ("IGo") (4)	45.7%			ModusLink Global Solutions, Inc. ("MLNK") (4)	31.3%
						Other Investments	Various
(1) Consolidated subsidiary.
(2) WFH LLC consists of the operations of API Group plc ("API").
(3) Wholly owned by WFHC, a subsidiary of SPLP.
(4) Equity method investment.

Diversified Industrial

The Diversified Industrial segment consists of the operations of HNH, a diversified holding company that owns a variety of manufacturing operations encompassing joining materials, tubing, building materials, performance materials and cutting replacement products and services businesses. The performance materials operation is currently comprised solely of the operations of JPS, which was acquired on July 2, 2015 as discussed in Note 2 -"Acquisitions." The Diversified Industrial segment also includes the operations of WFH LLC's API subsidiary beginning in the second quarter of 2015. API, is a manufacturer and distributor of foils, films and laminates used to enhance the visual appeal of products and packaging.

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

Financial Services

The Financial Services segment activity primarily consists of our subsidiary WFHC, which conducted its financial operations through its wholly owned subsidiary WebBank. WebBank originates and funds consumer and small business loans through lending programs with unaffiliated companies that market and service the programs (“Marketing Partners”), where the Marketing Partners subsequently purchase the loans (or interests in the loans) that are originated by WebBank. WebBank also has private-label financing programs that are branded for a specific retailer, manufacturer, dealer channel, or proprietary network and bank card programs. WebBank also participates in syndicated commercial and industrial as well as asset based credit facilities and asset based securitizations through relationships with other financial institutions. Interest income is primarily derived from interest and origination fees earned on loans and investments. Non-interest income is primarily derived from fee income on contractual lending arrangements, premiums on the sale of loans, and loan servicing fees. WebBank’s deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the current limits, and the bank is examined and regulated by the FDIC and the State of Utah Department of Financial Institutions (“UDFI”).

Corporate and Other

Corporate assets, revenues and overhead expenses are not allocated to the segments. Corporate revenues primarily consist of investment and other income, investment gains and losses and rental income. SPH services provides legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations and similar services, to other affiliated companies. SPH Services charged the Diversified Industrial, Energy and Financial Services segments approximately $2,900, $2,000, and $1,175, for the three months ended March 31, 2016 and $2,200, $2,000, and $560, for the three months ended March 31, 2015. The Corporate and Other segment also includes the operations of the BNS Liquidating Trust and DGT. DGT's operations currently consist of investments, general and administrative expenses and one building which is held for sale at March 31, 2016.

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

Segment information is presented below:

	Three Months Ended March 31,
	2016	2015
Revenue:
Diversified industrial	$206,600	$137,982
Energy	19,999	38,885
Financial services	20,194	12,176
Corporate and other	461	25,538
Total	$247,254	$214,581
Income (Loss) from continuing operations before income taxes:
Diversified industrial	$12,409	$9,569
Energy	(3,024)	(7,092)
Financial services	12,868	7,344
Corporate and other	(16,174)	16,906
Income from continuing operations before income taxes	6,079	26,727
Income tax provision	3,735	7,920
Net income from continuing operations	$2,344	$18,807
Income (loss) from equity method investments:
Diversified industrial	$2,109	$5,500
Energy	6,310	(2,110)
Corporate and other	(13,390)	1,658
Total	$(4,971)	$5,048

18. INCOME TAXES

The Company recorded a tax provision of $3,735 and $7,920 for the three months ended March 31, 2016 and 2015, respectively. The Company’s tax provision represents the income tax expense or benefit of its consolidated subsidiaries. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of the deferred tax assets will not be realized in future periods.

During the fourth quarter of 2015, WFHC and CoSine entered into a series of transactions whereby CoSine was merged with and into WFH LLC, a newly formed wholly owned subsidiary of WFHC, which is disregarded for income tax purposes. Also, in the fourth quarter of 2015, the Company recorded a tax benefit in continuing operations of approximately $111,881 associated with the reversal of deferred tax valuation allowances attributable to federal net operating loss carryforwards of approximately $329,600 associated with WFHC, WebBank and the newly merged CoSine business (the “WFHC U.S. Consolidated Group”) given the resulting change in its judgment about the realizability of the associated deferred tax assets. During the first quarter of 2016, the Company revised its calculation of the expected benefit to be derived from the realizability of federal deferred tax assets of the WFHC U.S. Consolidated Group and recorded an additional tax benefit in continuing operations of approximately $4,182 during the three months ended March 31, 2016.

In the first quarter of 2015, one of the Company's subsidiaries, Steel Excel, identified an error related to the manner in which the provision for income taxes had reflected the tax effects related to unrealized gains and losses on available for sale securities during 2014 and 2013. As a result, the Company recorded an adjustment to its tax provision of approximately $3,500 in the three months ended March 31, 2015 to correct the error.

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

			Amount of Capital Required
			For capital		To be well capitalized under
	Actual		adequacy purposes		prompt corrective provisions
As of March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to risk-weighted assets)	$74,211	19.7%	$30,127	8.0%	$37,658	10.0%
Tier 1 Capital
(to risk-weighted assets)	$73,134	19.4%	$22,595	6.0%	$30,127	8.0%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$73,134	19.4%	$16,946	4.5%	$24,478	6.5%
Tier 1 Capital
(to average assets)	$73,134	23.0%	$12,734	4.0%	$15,917	5.0%

As of December 31, 2015
Total Capital
(to risk-weighted assets)	$65,353	22.7%	$23,076	8.0%	$28,845	10.0%
Tier 1 Capital
(to risk-weighted assets)	$64,535	22.4%	$17,307	6.0%	$23,076	8.0%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$64,535	22.4%	$12,980	4.5%	$18,749	6.5%
Tier 1 Capital
(to average assets)	$64,535	19.7%	$13,116	4.0%	$16,395	5.0%

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

20. COMMITMENTS AND CONTINGENCIES

Environmental Matters

As discussed in more detail below, HNH and BNS have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the HNH and BNS. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of March 31, 2016 and December 31, 2015, on a consolidated basis, the Company has accrued $3,622 and $3,922, respectively, which represents its current estimate of the probable cleanup liabilities, including remediation and legal costs. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

HNH Environmental Matters

Certain HNH subsidiaries have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH had approximately $2,200 accrued related to estimated environmental remediation costs as of March 31, 2016. HNH also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. During the three months ended March 31, 2015, HNH recorded an insurance reimbursement of $1,200 for previously incurred remediation costs. No similar reimbursements were recorded during the three months ended March 31, 2016.

In addition, certain HNH subsidiaries have been identified as PRPs under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state statutes at sites and are parties to administrative consent orders in connection with certain properties. Those subsidiaries may be subject to joint and several liabilities imposed by CERCLA on PRPs. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant in identifying PRPs and allocating or determining liability among them, the subsidiaries are unable to reasonably estimate the ultimate cost of compliance with such laws.

Based upon information currently available, however, the HNH subsidiaries do not expect that their respective environmental costs, including the incurrence of additional fines and penalties, if any, will have a material adverse effect on them or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows of such subsidiaries or HNH, but there can be no such assurances. HNH anticipates that the subsidiaries will pay any such amounts out of their respective working capital, although there is no assurance that they

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

will have sufficient funds to pay them. In the event that the HNH subsidiaries are unable to fund their liabilities, claims could be made against their respective parent companies, including HNH, for payment of such liabilities.

Among the sites where certain HNH subsidiaries may have more substantial environmental liabilities are the following:

HNH has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that HNH sold in 2003 ("Sold Parcel") and an adjacent parcel ("Adjacent Parcel") that together with the Sold Parcel comprises the site of a former HNH manufacturing facility. Remediation of all soil conditions on the Sold Parcel was completed on April 6, 2007. On September 11, 2008, the CTDEEP advised HNH that it had approved HNH's December 28, 2007 Soil Remediation Action Report, as amended, thereby concluding the active remediation of the Sold Parcel. The remaining remediation, monitoring and regulatory administrative costs for the Sold Parcel are expected to approximate $100. With respect to the Adjacent Parcel, an ecological risk assessment has been completed and the results, along with proposed clean up goals will be submitted to the CTDEEP for their review and approval in the second quarter of 2016. The next phase of remedial investigation will be estimable once the CTDEEP reviews and approves the risk assessment and clean up goals. The total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HNH.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of HNH, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and HNH settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, the NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and HNH after the first $1,000. The $1,000 was paid solely by the former owner/operator. As of March 31, 2016, over and above the $1,000, total investigation and remediation costs of approximately $5,100 and $1,700 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The final Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or HNH.

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection ("MADEP") to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. On June 20, 2013, HHEM received the MADEP's Notice of Audit Findings and Notice of Noncompliance ("Notice"). HHEM and its consultant held meetings with the MADEP to resolve differences identified in the Notice. As a result of those meetings and subsequent discussions, HHEM initiated additional sampling, testing, and well installations. The additional work was completed in the third quarter of 2015, and we expect to submit a follow-up response report to the MADEP in the second quarter of 2016. The cost of the follow up response report and subsequent decommissioning is estimated at $100. Additional costs could result from the final review of the remediation plan by the MADEP, which cannot be reasonably estimated at this time.

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

Based upon information currently available, BNS Liquidating Trust and BNS Sub do not expect that their respective environmental costs or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows of the Company, but there can be no such assurances to this effect.

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

BNS Litigation Matters

BNS Sub has been named as a defendant in 1,356 and 1,348 alleged asbestos-related toxic-tort claims as of March 31, 2016 and December 31, 2015, respectively. The claims were filed over a period beginning 1994 through March 31, 2016. In many cases these claims involved more than 100 defendants. Of the claims filed, 1,235 and 1,191 were dismissed, settled or granted summary judgment and closed as of March 31, 2016 and December 31, 2015, respectively. Of the claims settled, the average settlement was less than $3. There remained 121 and 157 pending asbestos claims as of March 31, 2016 and December 31, 2015, respectively. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $1,543 at March 31, 2016 and $1,543 at December 31, 2015 in estimated remaining self-insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973 although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. In addition, there can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims, and that BNS Sub will not need to increase significantly its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of March 31, 2016 and December 31, 2015, BNS Sub has accrued $1,422 relating to the open and active claims against BNS Sub. This accrual represents the Company’s best estimate of the likely costs to defend

STEEL PARTNERS HOLDINGS L.P.
Notes to Consolidated Financial Statements
(in thousands except common unit and per common unit data)

against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded, through the retroactive billings by BNS Sub. However, there can be no assurance that BNS Sub will not need to take additional charges in connection with the defense, settlement or judgment of these existing claims or that the costs of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date relating to existing claims. These claims are now being managed by the BNS Liquidating Trust.

21. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for each of the periods ending March 31, 2016 and 2015 is presented in the following table:

	Three Months Ended March 31,
	2016	2015
Cash paid during the period for:
Interest	$1,929	$1,822
Taxes	$4,316	$2,821
Non-cash investing activities:
Reclassification of investment in associated company to cost of an acquisition	$—	$66,239
Reclassification of available-for-sale securities to equity method investment	$—	$10,858
Securities received in exchange for financial instrument obligations	$—	$76
Securities delivered in exchange for settlement of financial instrument obligations	$9,155	$76
Non-controlling interest acquired in non-monetary exchange	$194	$—
Non-cash financing activities:
Subsidiary restricted stock awards surrendered to satisfy withholding upon vesting	$88	$18

22. SUBSEQUENT EVENTS
HNH's Tender Offer for SLI

On April 6, 2016, HNH entered into a definitive merger agreement with SLI, pursuant to which it commenced a cash tender offer to purchase all of the outstanding shares of SLI’s common stock, at a purchase price of $40.00 per share in cash, or approximately $164,000 in total. SLI designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic equipment, and custom gears and gearboxes that are used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, architectural and entertainment lighting, and telecom applications. Consummation of the offer is subject to certain conditions, including the tender of a number of shares that constitutes at least (1) a majority of SLI’s outstanding shares and (2) 60% of SLI's outstanding shares not owned by HNH or any of its affiliates, as well as other customary conditions. SPLP beneficially owns approximately 25.1% of SLI’s outstanding shares. The transaction is not subject to any financing contingencies and HNH expects to finance the acquisition with available funds under its Senior Credit Facility.

Sale of API's Security Holographics Business

In April 2016 API sold its security holographics business for approximately $7,000. API's security holographics business created custom optical security solutions to protect secure documents and premium products against counterfeit and fraud and it was included in the Company's Diversified Industrial segment. The sale was part of API's strategy to focus on its decorative holographic offerings for the packaging market. The operations of this business were not significant to the consolidated financial statements of SPLP.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “SPLP” and the “Company” refer to Steel Partners Holdings L.P., a Delaware limited partnership.

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes contained in this Quarterly Report on Form 10-Q, along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Diversified Industrial	% Owned at March 31, 2016	Energy	% Owned at March 31, 2016	Financial Services	% Owned at March 31, 2016	Corporate and Other	% Owned at March 31, 2016
Handy & Harman Ltd. ("HNH") (1)	69.8%	Steel Excel Inc. ("Steel Excel") (1)	60.8%	WebBank (1), (3)	90.7%	SPH Services, Inc. ("SPH Services") (1)	100%
WebFinancial Holding LLC ("WFH LLC")(1), (2), (3)	90.7%	Aviat Networks, Inc. ("Aviat") (4)	12.9%			DGT Holdings Corp. ("DGT") (1)	100%
SL Industries, Inc. ("SLI") (4)	25.1%	API Technologies Corp. ("API Tech") (4)	20.5%			BNS Holdings Liquidating Trust ("BNS Liquidating Trust") (1)	84.9%
		iGo Inc. ("IGo") (4)	45.7%			ModusLink Global Solutions, Inc. ("MLNK") (4)	31.3%
						Other Investments	Various
(1) Consolidated subsidiary.
(2) WFH LLC consists of the operations of API Group plc ("API").
(3) Wholly owned by WFHC, a subsidiary of SPLP.
(4) Equity method investment.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015
Revenues	$247,254	$214,581
Cost of goods sold	170,923	131,146
Selling, general and administrative expenses	61,305	60,459
All other expenses	3,509	5,710
Total costs and expenses	235,737	197,315
Income from continuing operations before income taxes and equity method income (loss)	11,517	17,266
Income tax provision	3,735	7,920
Income (Loss) from equity method investments and investments held at fair value:
(Loss) Income of associated companies, net of taxes	(4,971)	4,649
Income from other investments - related party	—	399
(Loss) Income from investments held at fair value	(467)	4,413
Net income from continuing operations	2,344	18,807
Net income from discontinued operations	—	86,971
Net income	2,344	105,778
Net income attributable to noncontrolling interests in consolidated entities	(382)	(27,347)
Net income attributable to common unitholders	$1,962	$78,431

Revenues

Revenues for the three months ended March 31, 2016 increased $32,673, or 15.2%, as compared to the same period last year. Growth from the acquisitions of API (April 2015) and JPS Industries, Inc. ("JPS") (July 2015) was 32.9%, partially offset by a net decline in core revenues of 5.0% and other decreases such as silver prices and lower investment gains of 12.7%. The net core revenue decline was primarily due to a decrease in the Energy segment, partially offset by an increase in core revenues in the Financial Services segment.

Costs and Expenses

Costs and expenses for the three months ended March 31, 2016 increased $38,422, or 19.5%, as compared to the same period last year. Cost of goods sold increased $39,777, or 30.3%, primarily due to the acquisitions of API and JPS, both in the Diversified Industrial segment, partially offset by a decrease in the Energy segment, due to lower revenues.     Selling, general and administrative ("SG&A") expenses increased $846, or 1.4%, primarily due to an overall increase in the Diversified Industrial segment due to the acquisitions of API and JPS. This increase was partially offset by a decrease in the Corporate and Other segment due to non-cash incentive unit expense recorded in the first quarter of 2015 which was not recorded in the comparable 2016 period. All other expenses were relatively flat in the three months ended March 31, 2016, compared to the same period last year.

(Loss) Income of Associated Companies, Net of Taxes

The income decreased by $9,620 in the first quarter of 2016, compared to the same period last year, primarily due to a net year-over-year decrease in fair value recorded for MLNK, SLI and JPS of approximately $14,000, $1,600 and $1,800, respectively, partially offset by a net year-over year increase in fair value recorded for Steel Excel's equity method investments of approximately $8,400 (see Note 4 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q for additional information).

Income from Discontinued Operations

Income from discontinued operations in the three months ended March 31, 2015 represents the gain on sale of HNH's former Arlon LLC ("Arlon") business. For additional information on the Arlon disposition, see Note 3 - "Discontinued Operations" to the SPLP financial statements found elsewhere in this Form 10-Q.

SEGMENT RESULTS OF OPERATIONS

The following is a summary of SPLP’s consolidated operating results, classified by segment:

	Three Months Ended March 31,
	2016	2015
Revenue:
Diversified industrial	$206,600	$137,982
Energy	19,999	38,885
Financial services	20,194	12,176
Corporate and other	461	25,538
Total Revenue	$247,254	$214,581
Income (loss) from continuing operations before income taxes:
Diversified industrial	$12,409	$9,569
Energy	(3,024)	(7,092)
Financial services	12,868	7,344
Corporate	(16,174)	16,906
Total	6,079	26,727
Income tax provision	3,735	7,920
Net income from continuing operations	2,344	18,807
Income from discontinued operations	—	86,971
Net income attributable to noncontrolling interests in consolidated entities	(382)	(27,347)
Net income attributable to common unitholders	$1,962	$78,431

Diversified Industrial Segment

Our Diversified Industrial segment consists of the operations of HNH, a diversified holding company that owns a variety of manufacturing operations encompassing joining materials, tubing, building materials, performance materials and cutting replacement products and services businesses. The performance materials operation is currently comprised solely of the operations of JPS, which was acquired on July 2, 2015 as discussed in Note 2 -"Acquisitions." The Diversified Industrial
segment also includes the operations of WFH LLC beginning in the second quarter of 2015, which through its subsidiary API, is a manufacturer and distributor of foils, films and laminates used to enhance the visual appeal of products and packaging. The following presents a summary of the Diversified Industrial segment operating results as reported in our consolidated financial statements:

	Three Months Ended March 31,
	2016	2015
Sales	$206,600	$137,982
Cost of sales	153,437	99,725
Gross profit	53,163	38,257
Selling, general and administrative expenses	41,611	32,721
Interest expense	1,306	1,167
Derivative activity loss	123	207
Other (income) expense, net	(177)	93
Net income from continuing operations before income taxes	10,300	4,069
Income from associated companies:
JPS	—	1,769
SLI	2,109	3,731
Total Segment Income	$12,409	$9,569

Net sales for the three months ended March 31, 2016 increased by $68,618, or 49.7%, when compared to the same period in 2015. The change in net sales reflects the addition of API's operations and the addition of JPS, which were acquired on April 17, 2015 and July 2, 2015, respectively. These increases were partially offset by a decrease of approximately $2,100 in HNH's net sales due to lower average silver prices. Excluding the impact of its JPS acquisition, HNH's value added sales, defined as net sales less revenue from the direct purchase and resale of precious metals, increased by approximately $200 on growth from the building materials group, partially offset by lower volume from the Joining Materials segment. The average silver market price was approximately $14.92 per troy ounce in the first quarter of 2016, as compared to $16.74 per troy ounce in the same period in 2015.

Gross profit for the three months ended March 31, 2016 increased by $14,906, or 39.0%, when compared to the same period of 2015. As a percentage of net sales, gross margin decreased to 25.7% as compared to 27.7% in 2015. The change in gross profit reflects the addition of API's operations and JPS, and a net increase from core growth at HNH of approximately $3,500 driven by higher gross profit margins from the building materials, tubing and cutting replacement products and services businesses, which were partially offset by lower gross profit from the joining materials group as a result of lower sales volume and a reduction of approximately $300 in gross profit due to lower average silver prices.

SG&A expenses increased by $8,890, or 27.2%, for the three months ended March 31, 2016, compared to the same period of 2015. The higher SG&A in the first quarter of 2016 was driven by the addition of API's operations and JPS, which contributed $9,700 to the increase. Excluding the impact of these acquisitions, SG&A expenses were lower primarily driven by lower benefit and stock-based compensation charges at HNH, partially offset by the recording of an insurance reimbursement of $1,200 for previously incurred environmental remediation costs by HNH during the first quarter of 2015.

Interest expense increased by $139, or 11.9%, for the three months ended March 31, 2016 compared to the same period of 2015. The higher interest expense for the three months ended March 31, 2016 was primarily due to the inclusion of API in the 2016 period.

Income of Associated Companies

Income of associated companies includes income or loss recognized on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee. JPS was, prior to becoming a consolidated subsidiary in the third quarter of 2015, and SLI is accounted for at fair value with changes recorded in (Loss) Income of associated companies in the Company's Consolidated Statements of Operations.

Energy Segment

Our Energy segment consists of Steel Excel, which provides drilling and production services to the oil and gas industry. Through its wholly-owned subsidiary Steel Sports Inc., Steel Excel's sports business is a social impact organization that strives to provide a first-class youth sports experience emphasizing positive experiences and instilling the core values of discipline, teamwork, safety, respect, and integrity. Steel Excel also continues to identify other new business acquisition opportunities. The operations of Steel Sports are not considered material to SPLP and are included in our Energy segment. The following presents a summary of the Energy segment operating results:

	Three Months Ended March 31,
	2016	2015
Net revenues	$19,999	$38,885
Cost of sales	17,486	31,363
Gross profit	2,513	7,522
Selling, general & administrative expenses	10,723	10,117
Interest expense	377	641
Impairment charges	1,470	—
Other (income) expense, net	(723)	1,746
Net loss from continuing operations before income taxes	(9,334)	(4,982)
Gain (Loss) from associated companies (a)	6,310	(2,110)
Total segment loss	$(3,024)	$(7,092)
(a) Amount in 2016 represents Steel Excel's investments in Aviat, API Tech and iGo.

The continuing weakness in the oil services industry had an adverse effect on the results of operations of the
Company's Energy segment in the first quarter of 2016. The decline in energy prices, particularly the significant decline in oil prices, has resulted in the Energy segment's customers, the oil and gas exploration and production companies (the "E&P
Companies"), cutting back on their capital expenditures, which has resulted in reduced drilling activity. In addition, the E&P
Companies have sought price concessions from their service providers to offset their drop in revenue. Such actions on the part of the E&P Companies had an adverse effect on the operations of the Energy segment in 2016. The Energy segment has experienced a decline in rig utilization in all of its operations and prices for its services have declined. Steel Excel has taken certain actions and instituted cost-reduction measures in an effort to mitigate these adverse effects. The Energy segment's results of operations going forward will be dependent on the price of oil in the future, the resulting well production and drilling rig count in the basins in which it operates, and Steel Excel's ability to return to the pricing and service levels of the past as oil prices increase. The drilling rig count in North America has declined significantly, which has directly impacted the segment's rig utilization, and the pricing for the segment's services has declined. The North American drilling rig count has continued to decline in 2016, and as a result, Steel Excel expects the Energy segment to experience a further decline in operating income in 2016 as compared to the 2015 results.

For the three months ended March 31, 2016, net revenues decreased $18,886, or 48.6%, when compared to the same period of 2015, primarily from the decline in rig utilization and the decline in prices that resulted from the adverse effects the decline in energy prices had on the oil services industry. Net revenues in the sports businesses increased by $300.

Gross profit for the three months ended March 31, 2016, decreased by $5,009, or 66.6%, as compared to the same period of 2015, and as a percentage of revenue declined to 12.6% from 19.3%. Gross profit from energy businesses decreased by $5,100 and as a percentage of revenue declined to 10.3% in the first quarter of 2016 from 18.8% in the comparable 2015 period. The gross profit decrease in the energy businesses was as a result of the decline in revenues. Gross profit in from the sports businesses in the 2016 period increased by $200.

SG&A expenses for the three months ended March 31, 2016 increased by $606 as compared to the same period of 2015, primarily from an increase in corporate overhead costs and legal fees.

Interest expense of $377 in the three months ended March 31, 2016 decreased by $264 as compared to the same period in 2015 primarily as a result of the repayment of long-term debt.

Steel Excel incurred an impairment charge of $1,470 related to its marketable securities in the first quarter of 2016. The impairment charge resulted from the determination that certain unrealized losses in available-for-sale securities represented other-than-temporary impairments as of March 31, 2016.

Other income, net in the three months ended March 31, 2016 primarily represented realized gains on financial instrument obligations of $1,100 and investment income of $900, partially offset by realized losses on the sale of marketable securities of $1,300. Other expense in the first quarter of 2015 primarily represented a realized loss of $2,800 recognized upon initially accounting for an investment under the equity method of accounting at fair value and foreign exchange loss of $300, partially offset by investment income of $1,600.

Financial Services Segment

The Financial Services segment, consists of our consolidated subsidiary WFHC, which conducted its financial operations through its wholly owned subsidiary, WebBank, and WF Asset Corp. WebBank originates and funds consumer and small business loans through lending programs with unaffiliated companies that market and service the programs (“Marketing Partners”), where the Marketing Partners provide marketing and servicing for the loans and subsequently purchase the loans (or interests in the loans) that are originated by WebBank. WebBank also has private-label financing programs that are branded for a specific retailer, manufacturer, dealer channel, or proprietary network and bank card programs. WebBank also participates in syndicated commercial and industrial, as well as asset based credit facilities and asset based securitizations through relationships with other financial institutions. WF Asset Corp. owns a portfolio of investments. WebBank’s deposits are insured by the FDIC up to the current limits, and the bank is examined and regulated by the Federal Deposit Insurance Corporation ("FDIC") and the State of Utah Department of Financial Institutions (“UDFI”). The following presents a summary of the Financial Services segment operating results as reported in our consolidated financial statements:

	Three Months Ended March 31,
	2016	2015
Revenue:
Interest income (including fees)	$17,306	$10,206
Non-interest income	2,888	1,970
	20,194	12,176
Costs and expenses:
Selling, general and administrative expenses	6,559	4,506
Interest expense	529	264
Provision for loan losses	238	62
	7,326	4,832
Net income from continuing operations before income taxes	$12,868	$7,344

Interest Income

Interest income increased by $7,100, or 69.6%, in the three months ended March 31, 2016, compared to the same period of 2015 due to increased volume in the existing lending programs.

Noninterest Income

Noninterest income increased $918, or 46.6% for the three months ended March 31, 2016, compared to the same period of 2015, primarily due to the restructuring of a program which created a gain in sale.

Selling General and Administrative Expenses

SG&A expenses increased $2,053, or 45.6%, for the three months ended March 31, 2016, compared to the same period last year, primarily due to higher personnel expenses in 2016 due to growth in WebBank's business.

Interest Expense
Interest expense represents interest accrued on WebBank depositor accounts. Interest expense increased $265, or 100.4%, for the three months ended March 31, 2016, compared to the same period last year, primarily due to a larger deposit balance to support loan growth.
Provision for Loan Losses

At March 31, 2016, WebBank had an estimated $5,759 of impaired loans and an allowance for loan losses of $889. WebBank routinely obtains appraisals on underlying collateral of nonperforming loans and records a provision for losses if the value of the collateral declines below the value of the loans. WebBank recorded a provision for loan losses of $238 for the three months ended March 31, 2016, compared to a provision of $62 for the three months ended March 31, 2015.

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

	Three Months Ended March 31,
Revenue:	2016	2015
Investment and other income	$461	$400
Net investment gains	—	25,138
	461	25,538
Costs and expenses:
Selling, general and administrative expenses	2,424	13,115
Interest expense, net	350	225
Impairment charges	—	5,598
Other expenses (income), net	4	(4,235)
Total costs and expenses	2,778	14,703
(Loss) Income from continuing operations before loss from equity method investments and investments held at fair value	(2,317)	10,835
Equity Method Investments:
Associated Companies:
MLNK	(12,748)	1,726
CoSine (1)	—	(602)
Other	(642)	135
Income from other investments - related party	—	399
Total (loss) income from equity method investments	(13,390)	1,658
(Loss) Income from investments held at fair value	(467)	4,413
Total segment (loss) income	$(16,174)	$16,906
(1) CoSine became a consolidated subsidiary in the first quarter of 2015 (see Note 2 - "Acquisitions" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q).
Revenue
Investment and other income was relatively flat in the three months ended March 31, 2016 when compared to the same period in 2015.

The Company recorded net investment gains of $25,138 in the first quarter of 2015, primarily due to gains on sales of available-for-sale securities of approximately $18,200 and a gain on our previous investment in CoSine of approximately $6,900 resulting from the re-measurement of our investment upon the acquisition of a majority interest in CoSine in January 2015 (see Note 2 - "Acquisitions" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q).

Selling, General and Administrative Expenses

SG&A expenses consist primarily of payroll, legal, accounting, audit, tax, management fee and other professional fees. SG&A expenses decreased by $10,691 or 81.5% in the three months ended March 31, 2016, compared to the same period in 2015, primarily due to lower non-cash incentive unit expense recorded in the first quarter of 2016 (see Note 15 - "Capital and

Accumulated Other Comprehensive Loss" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q) and higher service fees collected from affiliated companies.

Interest Expense

Interest expense increased in the three months ended March 31, 2016, compared to the same period in 2015, primarily due to higher borrowings under the credit agreement with PNC Bank, National Association (“PNC”) (the “Amended Credit Facility”). For additional information on the credit agreement with PNC bank, see Note 13 - "Debt and Capital Lease Obligations" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Impairment Charges

In the three months ended March 31, 2015 the Company recorded an impairment charge of approximately $5,500 related to an other-than-temporary decline in an available-for-sale security (see Note 4 - "Investments" in the SPLP financial statements found elsewhere in this Form 10-Q).

Other expenses (income), net

Other income, net for the three months ended March 31, 2015 includes a special dividend of approximately $5,500 received from our subsidiaries' investment Nathan's.

Equity Method Investments

Associated Companies

We record income or loss on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee. As noted in the table above, the change within the Corporate and Other segment for the quarter ended March 31, 2016 was primarily due to a decline in fair value of MLNK in the 2016 period when compared to 2015 (see Note 4 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q for additional information).

(Loss) Income From Investments Held at Fair Value
(Loss) Income from investments held at fair value for the three months ended March 31, 2016 and 2015 includes income or loss that the Company recognizes on the MLNK warrants. The amount in 2015 also includes income or loss that the Company recognized on its investment in API, when its was classified as an available-for-sale security and accounted for under the fair value option. API became a consolidated subsidiary in the second quarter of 2015. For additional information API's acquisition and these investments, see Note 2 - "Acquisitions" and see Note 4 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.
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
A tax provision of $3,735 and $7,920 was recorded for the three months ended March 31, 2016 and 2015, respectively.
During the fourth quarter of 2015, WFHC and CoSine entered into a series of transactions whereby CoSine was merged with and into WFH LLC, a newly formed wholly owned subsidiary of WFHC, which is disregarded for income tax purposes. Also, in the fourth quarter of 2015, the Company recorded a tax benefit in continuing operations of approximately $111,881 associated with the reversal of deferred tax valuation allowances attributable to federal net operating loss carryforwards of approximately $329,600 associated with WFHC, WebBank and the newly merged CoSine business (the “WFHC U.S. Consolidated Group”) given the resulting change in its judgment about the realizability of the associated deferred tax assets. During the first quarter of 2016, the Company revised its calculation of the expected benefit to be derived from the realizability of federal deferred tax assets of the WFHC U.S. Consolidated Group and recorded an additional tax benefit in continuing operations of approximately $4,182 during the three months ended March 31, 2016.

In the first quarter of 2015, one of the Company's subsidiaries, Steel Excel, identified an error related to the manner in which the provision for income taxes had reflected the tax effects related to unrealized gains and losses on available for sale securities during 2014 and 2013. As a result, the Company recorded an adjustment to its tax provision of approximately $3,500 in the three months ended March 31, 2015 to correct the error.

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
Cash Flow Summary

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(79,295)	$(27,995)
Net cash provided by investing activities	21,289	98,335
Net cash provided by (used in) financing activities	26,703	(60,415)
Change for the period	$(31,303)	$9,925
Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 was $79,295. Net income from continuing operations of of $2,344 was impacted by certain non-cash items and an increase of $104,165 relating to changes in certain operating assets and liabilities. Of this increase, $19,879 was from an increase in accounts receivable, $6,681 was from an increase in inventories and $81,139 was from an increase on loans held for sale. These operating asset increases were partially offset by an increase in accounts payable and accrued and other liabilities of $2,909 and a decrease in prepaid and other assets of $625.

Net cash used in operating activities for the three months ended March 31, 2015 was $27,995. Net income from continuing operations of $18,807 was impacted by certain non-cash items, partially offset by an increase of $44,563 relating to changes in certain operating assets and liabilities. Of this increase, $19,035 was from an increase in accounts receivable, $8,367 was from an increase in inventories, $1,921 was from an increase in in prepaid and other assets and $13,661 was from an increase on loans held for sale. The increase in accounts receivable was primarily due to HNH which had higher net sales in the first three months of 2015, as compared to the fourth quarter of 2014 due to year-end plant shutdowns. Net cash used in operating activities was also impacted by $2,264 in cash used in operating activities of discontinued operations.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2016 was $21,289. Significant items included net proceeds from investments of $17,295 which were partially offset by purchases of property plant and equipment of $6,339.

Net cash provided by investing activities for the three months ended March 31, 2015 was $98,335. Significant items included proceeds received from HNH's sale of Arlon of $152,889, partially offset by net purchases of investments of $26,187. The net purchases of investments were primarily due to CoSine's purchases of API shares of approximately $46,000, partially offset by sales of Nathan's shares of approximately $16,000. In addition, cash flows from investing activities were impacted by purchases of property plant and equipment of $5,204, acquisitions of $9,385 and additional investments in associated companies, primarily MLNK of $7,368

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 was $26,703. This was primarily due to a net increase in deposits of $51,388, partially offset by net revolver payments of of $6,777 and subsidiary's purchases of their common stock of $14,268.

Net cash used in financing activities for the three months ended March 31, 2015 was $60,415. This was due primarily to net revolver payments of $71,202, repayments of term loans of $3,391 and subsidiary's purchases of the Company's common units of $573, partially offset by proceeds from term loans of $266 and a net increase in deposits of $13,326.
LIQUIDITY AND CAPITAL RESOURCES

Holding Company

SPLP (excluding its operating subsidiaries, the “Holding Company”) is a global diversified holding company whose assets principally consist of the stock of its direct subsidiaries, non-controlling investments in equity securities, and cash and cash equivalents. Its principal potential sources of funds are available cash resources, borrowings, public and private capital market transactions, distributions or dividends from subsidiaries and/or investments, as well as dispositions of existing businesses and investments. The Holding Company’s investments are subject to changes that may result in amounts realized from any future sales that are at times significantly different from the value we are reporting at March 31, 2016. These investments, including those accounted for under the equity method, can be impacted by market conditions, changes in the specific business environments of our investees or by the underlying performance of these businesses.

In addition to cash and cash equivalents, the Holding Company considers investments at fair value included in its consolidated balance sheet as being generally available to meet its liquidity needs. Investments at fair value are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a reasonable period of time. As of March 31, 2016, the Holding Company had cash and cash equivalents of approximately $1,600 and investments of approximately $115,000. Approximately $114,000 of the Holding Company's investments are either pledged as collateral under the Amended Credit Facility with PNC or restricted.

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

The Holding Company and its operating businesses may use their available liquidity to make acquisitions of new businesses and other investments, but the timing and cost of any future investments cannot be predicted. The Company may seek external debt or equity financing and will rely on its existing liquidity to fund corporate overhead expenses and new acquisition opportunities. It may also dispose of existing businesses and investments. At March 31, 2016, the Holding Company and its consolidated subsidiaries had, in the aggregate, cash and cash equivalents of $154,306 available for operations in the ordinary course of business and for the acquisition of interests in businesses.

The Holding Company's Amended Credit Facility with PNC provides for a revolving credit facility with borrowing availability of up to $105,000. Amounts outstanding under the Amended Credit Facility bear interest at SPLP's option at either the Base Rate, as defined, plus 0.625% or LIBOR plus the applicable margin under the loan agreement of 1.625%, and are collateralized by first priority security interests of certain of the Company's deposit accounts and publicly traded securities. The pledged collateral of approximately $367,600 includes SPLP's investments in publicly traded securities, including investments in majority-owned, consolidated subsidiaries. The average interest rate on the Amended Credit Facility was 2.26% as of March 31, 2016. The Amended Credit Facility requires a commitment fee to be paid on unused borrowings and also contains customary affirmative and negative covenants, including a minimum cash balance covenant, restrictions against the payment of dividends and customary events of default. Any amounts outstanding under the Amended Credit Facility are due and payable in full on October 23, 2017. The Amended Credit Facility also includes provisions for the issuance of letters of credit up to $10,000, with any such issuances reducing total borrowing availability. The Company has an outstanding letter of credit of approximately $892 at March 31, 2016.

Discussion of Segment Liquidity and Capital Resources

Diversified Industrial

HNH

As of March 31, 2016, HNH’s current assets totaled $207,271, its current liabilities totaled $71,462, and its working capital was $135,809, as compared to working capital of $119,246 as of December 31, 2015. HNH's cash used in operations was $2,239 in the three months ended March 31, 2016 compared to cash used in operations of $25,143 in the 2015 period. SPLP's consolidated financial statements reflect pre-tax income from continuing operations of $8,983 relating to HNH for the three months ended March 31, 2016.
HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, the parent company, subject to certain exceptions including required pension payments to the WHX Pension Plan. HNH does not expect these restrictions to have an impact on its ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. HNH expects to have required minimum contributions to the WHX Pension Plan of $13,100 for the remainder of 2016, and $27,500, $32,900, $33,200, $32,000 and $82,900 in 2017, 2018, 2019, 2020, and for the five years thereafter, respectively. For JPS' pension plan, HNH expects to have required minimum contributions of $400 for the remainder of 2016, and $6,800, $9,100, $5,600, $3,300, and $9,600 in 2017, 2018, 2019, 2020 and for the five years thereafter, respectively. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described above, as well as other changes such as any plan termination or other acceleration events.

HNH believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. HNH's senior credit agreement, provided for an up to $365,000 senior secured revolving credit facility. On March 23, 2016, HNH entered into an amendment to its senior credit agreement to increase the size of the credit facility by $35,000 to an aggregate amount of $400,000. As of March 31, 2016, HNH's availability under its senior secured revolving credit facility was $174,700. HNH's ability to satisfy its debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets in which it operates, as well as financial, business and other factors, some of which are beyond its control. In addition, HNH's senior secured revolving credit facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants. There can be no assurances that HNH will continue to have access to its lines of credit if its financial performance does not satisfy the financial covenants set forth in the financing agreements. If HNH does not meet certain of its financial covenants, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

On April 6, 2016, HNH entered into a definitive merger agreement with SLI, pursuant to which it commenced a cash tender offer to purchase all of the outstanding shares of SLI’s common stock, at a purchase price of $40.00 per share in cash, or approximately $164,000 in total. SLI designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic equipment, and custom gears and gearboxes that are used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, architectural and entertainment lighting, and telecom applications. Consummation of the offer is subject to certain conditions, including the tender of a number of shares that constitutes at least (1) a majority of SLI’s outstanding shares and (2) 60% of SLI's outstanding shares not owned by HNH or any of its affiliates, as well as other customary conditions. HNH's affiliates beneficially own approximately 25.1% of SLI’s outstanding shares. The transaction is not subject to any financing contingencies and HNH expects to finance the acquisition with available funds under its senior secured revolving credit facility.

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

Steel Excel

As of March 31, 2016, Steel Excel's working capital was approximately $148,000. Steel Excel's principal source of liquidity is cash, cash equivalents and marketable securities on hand. At March 31, 2016, Steel Excel had approximately $144,000 in cash, cash equivalents and marketable securities. The marketable securities included short-term deposits, corporate debt, equity instruments and mutual funds. In the future, Steel Excel may make additional acquisitions of businesses, and may use a significant portion of its available cash balances for such acquisitions or for working capital needs thereafter.

Steel Excel's credit agreement, entered into in July 2013 and amended in December 2013 (the “Amended Credit Agreement”), with Wells Fargo Bank National Association, RBS Citizens, N.A., and Comerica Bank provides for a borrowing capacity of $105,000 consisting of a $95,000 secured term loan (the “Term Loan”) and up to $10,000 in revolving loans (the “Revolving Loans”) subject to a borrowing base of 85% of the eligible accounts receivable. At March 31, 2016, $42,946 was outstanding under the Amended Credit Agreement, all of which represented the Term Loan, and $10,000 was available for future borrowing under the Revolving Loans. Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy Services Ltd. ("Steel Energy") and its wholly-owned subsidiaries Sun Well Service, Inc. (“Sun Well”), Rogue Pressure Services, Ltd. (“Rogue”), and Black Hawk Energy Services Ltd. ("Black Hawk Ltd."), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue, and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue, and Black Hawk Ltd. Steel Excel was in compliance with all financial covenants of the Amended Credit Agreement as of March 31, 2016.

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

WFH LLC
At March 31, 2016, WFH LLC's working capital was approximately $35,000 and it had cash and cash equivalents of approximately $13,000.
API, in the United Kingdom, has a multi-currency revolving agreement of £13,500 (approximately $19,400) with HSBC Bank plc ("HSBC") that expires on December 31, 2017. At March 31, 2016, approximately $14,825 was outstanding under the facility. The interest rate on the borrowings under the UK facility was 2.6% at March 31, 2016. These borrowings are secured by certain UK assets which totaled approximately $51,000 at March 31, 2016 and include certain debt covenants including leverage and interest cover. API was in compliance with all covenants at March 31, 2016.
API also has a number of facilities with HSBC in the U.S that expires in June 2018, including a revolving facility of up to approximately $4,500 as of March 31, 2016. At March 31, 2016, $2,467 was outstanding under the facility at an interest rate of 3.2%. The facility is secured against certain inventories and receivables which totaled approximately $8,100 at March 31, 2016. The facility was amended in October 2015 to modify and add certain covenants and provisions that will be in place until until June 30, 2016. In addition API has certain term loans with HSBC and Wells Fargo Bank for approximately $2,498. The loan with Wells Fargo Bank had an interest rate of 4.3% at March 31, 2016. This loan is secured over the related equipment.
WebBank
WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations such as certificate of deposit maturities and to fund customer credit needs. WebBank had $54,350 and $80,226 in cash at the Federal Reserve Bank and in its Fed Funds account at its correspondent bank at March 31, 2016 and December 31, 2015, respectively. WebBank had $17,400 in lines of credit from its correspondent banks at March 31, 2016 and December 31, 2015 and had $39,166 and $38,667 available from the Federal Reserve discount window at March 31, 2016 and December 31, 2015, respectively. WebBank had a total of $110,916 and $136,293 in cash, lines of credit, and access to the Federal Reserve Bank discount window at March 31,

2016 and December 31, 2015, respectively, which represents approximately 29% and 42%, respectively, of WebBank's total assets.
DGT
At January 31, 2016, its most recent fiscal period, DGT had approximately $1,300 in cash and cash equivalents and approximately $41,000 of investments. DGT's operations currently consist of investments, and general and administrative expenses and one building which is held for sale at March 31, 2016.

Contractual Commitments and Contingencies

There were no material changes in the Company's contractual obligations at March 31, 2016, as compared to those reported in the Company's annual report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Risk

We have off-balance sheet risk related to certain financial instruments, including futures and undisbursed loan commitments. For additional information regarding these arrangements, refer to Note 6 - “Financial Instruments,” to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2016 compared to those reported in our 2015 Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, in particular, forward-looking statements under the headings “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements appear in a number of places in this report and include statements regarding the Company’s intent, belief or current expectations with respect to (i) its financing plans, (ii) trends affecting its financial condition or results of operations, and (iii) the impact of competition. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements in addition to historical information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act the Company conducted an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2016 the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

The Company's subsidiary, HNH, completed the acquisition of JPS on July 2, 2015 and the acquisitions of CoSine and
API were completed on January 20, 2015 and April 17, 2015, respectively. The Company's management excluded the operations of these business from its evaluation of, and conclusion on, the effectiveness of managements internal control over financial reporting as of December 31, 2015. These businesses represent approximately 22.4% of the Company's total assets as of March 31, 2016, and approximately 28.5% of net sales for the three months then ended. The Company's management will fully integrate the operations of these businesses into its assessment of the effectiveness of its internal control over financial reporting in 2016.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

On December 24, 2013, the Board of Directors of the General Partner of the Company approved the repurchase of up to an aggregate of $5,000 of the Company's common units (the “Repurchase Program”). Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company entered into a Stock Purchase Plan which expired on March 26, 2014. The Repurchase Program has no termination date. There were no purchases of the Company's common units by the Company or any of its subsidiaries during the three months ended March 31, 2016. The maximum dollar value of common units that may yet be repurchased under the program was approximately $513 at March 31, 2016.

Item 6. Exhibits

Exhibit No.	Description
Exhibit 10.1
Amended and Restated Management Services Agreement, dated as of February 23, 2016, by and among
SPH Services, Inc., Handy & Harman Ltd. and Handy & Harman Group Ltd. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed February 25, 2016).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 5, 2016	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ James F. McCabe, Jr.
James F. McCabe, Jr.
Chief Financial Officer
(Principal Accounting Officer)