Form 10-Q
period 2016-06-30
STEEL PARTNERS HOLDINGS L.P.
filed 2016-08-04
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Commission File Number: 001-35493

STEEL PARTNERS HOLDINGS L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3727655
(State of Incorporation)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 32nd Floor
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 520-2300
(Registrant's telephone number)

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

The number of shares outstanding of the Registrant's common units as of August 1, 2016 was 26,152,976.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(unaudited)
(in thousands, except common units)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$367,432	$185,852
Restricted cash	11,866	21,644
Marketable securities	67,188	80,842
Trade and other receivables - net of allowance for doubtful accounts of $3,117 and $1,945, respectively	177,356	114,215
Receivables from related parties	643	1,722
Loans receivable, including loans held for sale of $83,753 and $159,592, respectively, net	83,639	164,987
Inventories, net	129,564	102,267
Prepaid expenses and other current assets	24,382	45,396
Assets held for sale	2,549	2,549
Total current assets	864,619	719,474
Long-term loans receivable, net	62,452	62,036
Goodwill	157,952	101,853
Other intangible assets, net	208,251	138,963
Deferred tax assets	189,126	212,894
Other non-current assets	26,093	26,937
Property, plant and equipment, net	262,303	255,402
Long-term investments	110,433	167,214
Total Assets	$1,881,229	$1,684,773
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$91,227	$59,992
Accrued liabilities	66,041	60,802
Financial instruments	11,856	21,639
Deposits	168,399	155,112
Payables to related parties	1,051	704
Short-term debt	1,485	1,269
Current portion of long-term debt	2,155	2,176
Other current liabilities	15,169	19,105
Liabilities of discontinued operations	450	450
Total current liabilities	357,833	321,249
Long-term deposits	121,707	97,060
Long-term debt	372,165	235,913
Accrued pension liabilities	270,409	276,525
Deferred tax liabilities	3,440	4,759
Other liabilities	11,657	8,905
Total Liabilities	1,137,211	944,411
Commitments and Contingencies
Capital:
Partners' Capital common units: 26,152,976 and 26,632,689 issued and outstanding (after deducting 10,558,687 and 10,055,224 units held in treasury, at cost of $164,900 and $157,603), respectively	625,028	612,302
Accumulated other comprehensive loss	(45,867)	(54,268)
Total Partners' Capital	579,161	558,034
Noncontrolling interests in consolidated entities	164,857	182,328
Total Capital	744,018	740,362
Total Liabilities and Capital	$1,881,229	$1,684,773

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Diversified industrial net sales	$241,472	$193,271	$448,072	$331,253
Energy net revenue	21,715	35,610	41,714	74,495
Financial services revenue	18,215	15,484	38,409	27,660
Investment and other income	166	104	627	504
Net investment gains	—	7,185	—	32,323
Total revenue	281,568	251,654	528,822	466,235
Costs and expenses:
Cost of goods sold	198,015	167,972	368,938	299,118
Selling, general and administrative expenses	63,882	51,230	125,187	111,689
Asset impairment charges	7,000	22,740	8,470	28,338
Finance interest expense	663	325	1,192	589
Provision for (recovery of) loan losses	197	(32)	435	30
Interest expense	2,332	2,139	4,365	4,173
Realized and unrealized loss (gain) on derivatives	416	(312)	539	(105)
Other income, net	(5,364)	(6,607)	(6,248)	(9,062)
Total costs and expenses	267,141	237,455	502,878	434,770
Income from continuing operations before income taxes, equity method income (loss) and investments held at fair value	14,427	14,199	25,944	31,465
Income tax provision	6,288	3,660	10,023	11,580
Income (loss) from equity method investments and investments held at fair value:
Income (loss) of associated companies, net of taxes	1,710	(820)	(3,261)	3,829
(Loss) income from other investments - related party	—	(38)	—	361
Income (loss) from investments held at fair value	10	(527)	(457)	3,886
Net income from continuing operations	9,859	9,154	12,203	27,961
Discontinued operations:
Income from discontinued operations, net of taxes	—	—	—	565
(Loss) gain on sale of discontinued operations, net of taxes	—	(148)	—	86,258
Net (loss) income from discontinued operations	—	(148)	—	86,823
Net income	9,859	9,006	12,203	114,784
Net (income) loss attributable to noncontrolling interests in consolidated entities:
Continuing operations	(650)	1,520	(1,032)	5,104
Discontinued operations	—	53	—	(30,878)
Net (income) loss attributable to noncontrolling interests in consolidated entities	(650)	1,573	(1,032)	(25,774)
Net income attributable to common unitholders	$9,209	$10,579	$11,171	$89,010
Net income per common unit - basic
Net income from continuing operations	$0.35	$0.39	$0.42	$1.20
Net income from discontinued operations	—	—	—	2.02
Net income attributable to common unitholders	$0.35	$0.39	$0.42	$3.22
Net income per common unit - diluted
Net income from continuing operations	$0.35	$0.38	$0.42	$1.19
Net income from discontinued operations	—	—	—	2.01
Net income attributable to common unitholders	$0.35	$0.38	$0.42	$3.20
Weighted average number of common units outstanding - basic	26,480,628	27,640,332	26,556,659	27,649,363
Weighted average number of common units outstanding - diluted	26,480,628	27,726,222	26,556,659	27,899,699

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$9,859	$9,006	$12,203	$114,784
Other comprehensive income (loss), net of tax:
Gross unrealized gains (losses) on available-for-sale securities	7,763	(10,784)	13,564	16,277
Reclassification of unrealized (gains) losses on available-for-sale securities(a)	(305)	5,054	706	(17,609)
Gross unrealized (losses) gains on derivative financial instruments	(805)	11	(2,169)	11
Currency translation adjustments	(898)	1,467	(3,167)	(167)
Change in pension liabilities and other post-retirement benefit obligations	161	—	341	1,627
Other comprehensive income (loss)	5,916	(4,252)	9,275	139
Comprehensive income	15,775	4,754	21,478	114,923
Comprehensive income attributable to non-controlling interests	(279)	(4,483)	(1,906)	(34,121)
Comprehensive income attributable to common unitholders	$15,496	$271	$19,572	$80,802

Tax (benefit) provision on gross unrealized gains (losses) on available-for-sale securities	$(414)	$1,159	$572	$(1,817)
Tax (benefit) provision on reclassification of unrealized (gains) losses on available-for-sale securities	$(176)	$6,809	$402	$6,718
Tax benefit on foreign currency translation adjustments	$(436)	$—	$(460)	$—
Tax provision on change in pension liabilities and other post-retirement benefit obligations	$—	$—	$—	$395

(a) For the three months ended June 30, 2016, unrealized holding gains of $481 were reclassified to Other income, net. For the three months ended June 30, 2015, unrealized holding losses of $12,239 were reclassified to Other income, net, and gains of $7,185 were reclassified to Net investment gains. For the six months ended June 30, 2016, unrealized holding gains of $362 and unrealized holding losses of $1,470 were reclassified to Other income, net and Asset impairment charges, respectively. For the six months ended June 30, 2015, unrealized holding gains of $29,663 were reclassified to Net investment gains.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statement of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Non-controlling interests in consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	entities	Capital
Balance at December 31, 2015	36,687,913	(10,055,224)	$(157,603)	$612,302	$(54,268)	$558,034	$182,328	$740,362
Net income	—	—	—	11,171	—	11,171	1,032	12,203
Unrealized gain on available-for-sale securities	—	—	—	—	12,968	12,968	1,302	14,270
Unrealized loss derivative financial instruments	—	—	—	—	(1,979)	(1,979)	(190)	(2,169)
Currency translation adjustments	—	—	—	—	(2,919)	(2,919)	(248)	(3,167)
Changes in post-retirement benefit obligations	—	—	—	—	331	331	10	341
Equity compensation - restricted units	23,750	—	—	177	—	177	—	177
Equity compensation - subsidiaries	—	—	—	1,042	—	1,042	603	1,645
Purchases of SPLP common units	—	(503,463)	(7,297)	(7,297)	—	(7,297)	—	(7,297)
Subsidiaries' purchases of their common stock	—	—	—	13,776	—	13,776	(25,885)	(12,109)
Other, net	—	—	—	(6,143)	—	(6,143)	5,905	(238)
Balance at June 30, 2016	36,711,663	(10,558,687)	$(164,900)	$625,028	$(45,867)	$579,161	$164,857	$744,018

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$12,203	$114,784
Net income from discontinued operations	—	(86,823)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net investment gains	—	(32,323)
Provision for loan losses	435	30
Loss (income) of associated companies, net of taxes	3,261	(3,829)
Income from other investments - related party	—	(361)
Loss (income) from investments held at fair value	457	(3,886)
Deferred income taxes	5,376	1,499
Depreciation and amortization	27,329	20,530
Stock-based compensation	2,211	6,832
Asset impairment charges	9,328	28,338
Other	(2,156)	(635)
Net change in operating assets and liabilities:
Trade and other receivables	(30,994)	(21,614)
Inventories	(3,669)	(3,291)
Prepaid expenses and other current assets	(3,748)	(3,207)
Accounts payable, accrued and other current liabilities	7,635	(3,385)
Net decrease (increase) in loans held for sale	75,839	(43,283)
Net cash provided by (used in) operating activities of continuing operations	103,507	(30,624)
Net cash used in operating activities of discontinued operations	—	(2,266)
Net cash provided by (used in) operating activities	103,507	(32,890)
Cash flows from investing activities:
Purchases of investments	(18,518)	(17,825)
Proceeds from sales of investments	67,028	59,528
Maturities of marketable securities	1,230	8
Net decrease (increase) in loans and other receivables	3,662	(4,467)
Purchases of property, plant and equipment	(11,450)	(10,404)
Reclassification of restricted cash	9,783	319
Proceeds from sale of assets	9,341	5,678
Acquisitions, net of cash acquired	(117,206)	(51,504)
Investments in associated companies	—	(7,607)
Proceeds from sales of discontinued operations	—	152,889
Net cash used in investing activities of discontinued operations	—	(75)
Other	(352)	(284)
Net cash (used in) provided by investing activities	(56,482)	126,256
Cash flows from financing activities:
Proceeds from term loans	—	1,430
Net revolver borrowings (repayments)	127,864	(78,052)
Net (repayments) borrowings of term loans – foreign	(161)	268
Repayments of term loans – domestic	(640)	(7,448)
Subsidiary's purchases of the Company's common units	—	(4,458)
Purchases of the Company's common units	(7,297)	(1,917)
Subsidiaries' purchases of their common stock	(20,666)	(268)
Purchase of subsidiary shares from non-controlling interests	—	(93)
Deferred finance charges	(345)	(328)
Net increase in deposits	37,933	22,806
Other	(1,660)	(367)
Net cash provided by (used in) financing activities	135,028	(68,427)
Net change for the period	182,053	24,939
Effect of exchange rate changes on cash and cash equivalents	(473)	(137)
Cash and cash equivalents at beginning of period	185,852	188,983
Cash and cash equivalents at end of period	$367,432	$213,785

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of the Business
Steel Partners Holdings L.P. ("SPLP" or "Company") is a global diversified holding company that engages in multiple businesses through consolidated subsidiaries, associated companies and other interests. It owns and operates businesses and has significant interests in companies in various industries, including diversified industrial products, energy, defense, supply chain management and logistics, banking and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other, which are managed separately and offer different products and services. For additional details related to the Company's reportable segments see Note 17 - "Segment Information." Steel Partners Holdings GP Inc. ("SPH GP"), a Delaware corporation, is the general partner of SPLP and is wholly-owned by SPLP. The Company is managed by SP General Services LLC ("Manager"), pursuant to the terms of an amended and restated management agreement ("Management Agreement") discussed in further detail in Note 16 - "Related Party Transactions."
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

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

During 2015, one of the Company's subsidiaries, Steel Excel Inc. ("Steel Excel"), identified an error related to the manner in which the provision for income taxes had reflected the tax effects related to unrealized gains and losses on available-for-sale securities during 2014 and 2013. As a result, the Company recorded an adjustment to correct the error in the first quarter of 2015 to its tax provision of approximately $3,500, which is included in the Consolidated Statement of Operations for the six months ended June 30, 2015.

The consolidated financial statements include the accounts of the Company and its majority or wholly-owned subsidiaries, which include the following:

	Ownership as of
	June 30, 2016	December 31, 2015
BNS Liquidating Trust ("BNS Liquidating Trust")	84.9%	84.9%
DGT Holdings Corp. ("DGT") (a)	100.0%	100.0%
Handy & Harman Ltd. ("HNH")	69.9%	70.1%
Steel Services, LTD ("Steel Services")	100.0%	100.0%
Steel Excel	64.2%	58.3%
WebFinancial Holding Corporation ("WFHC") (b)	91.2%	90.8%
(a) DGT's financial statements are recorded on a two-month lag, and as a result, the Company's Consolidated Balance Sheet and Consolidated Statements of Operations as of and for the three and six months ended June 30, 2016 includes DGT's activity as of and for its three and six months ended April 30, 2016.
(b) WFHC owns 100% of WebBank ("WebBank") and 100% of WebFinancial Holding LLC ("WFH LLC") (formerly CoSine Communications, Inc.), which operates through its subsidiary API Group plc ("API").

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior-period financial statements for measurement-period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior-period impact of the adjustment should either be presented separately on the face of the statement of operations or disclosed in the notes. This new guidance is effective for the Company's 2016 fiscal year. The amendments in this ASU will be applied prospectively to adjustments to provisional amounts that occur in 2016 and thereafter.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. The new standard also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The Company is currently evaluating the potential impact of this new guidance, which is effective for the Company's 2018 fiscal year.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations. A modified retrospective transition approach is required for capital and operating leases existing at the date of adoption, with certain practical expedients available. The Company is currently evaluating the potential impact of this new guidance, which is effective for the Company's 2019 fiscal year.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade and loan receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. In addition, the new standard requires recording credit losses on available-for-sale debt securities through an allowance account. The new standard is effective for the Company's 2020 fiscal year with early adoption permitted for all entities in fiscal years beginning after December 15, 2018. The Company is currently evaluating the potential impact of this new guidance.

2. ACQUISITIONS

2016 Acquisition
HNH's Acquisition of SLI
On April 6, 2016, HNH entered into a definitive merger agreement with SL Industries, Inc. ("SLI"), pursuant to which it commenced a cash tender offer to purchase all of the outstanding shares of SLI's common stock, at a purchase price of $40.00 per share in cash ("Offer"). SLI designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic equipment, and custom gears and gearboxes that are used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, architectural and entertainment lighting, and telecom applications. Consummation of the Offer was subject to certain conditions, including the tender of a number of shares that constituted at least (1) a majority of SLI's outstanding shares and (2) 60% of SLI's outstanding shares not owned by HNH or any of its affiliates, as well as other customary conditions. SPLP beneficially owned approximately 25.1% of SLI's outstanding shares.

On June 1, 2016, the conditions noted above, as well as all other conditions to the Offer were satisfied, and HNH successfully completed its tender offer through a wholly owned subsidiary. Pursuant to the terms of the merger agreement, the wholly-owned subsidiary merged with and into SLI, with SLI being the surviving corporation ("SLI Merger"). Upon completion of the SLI Merger, SLI became a wholly owned subsidiary of HNH.

The total merger consideration was approximately $161,985, excluding related transaction fees and expenses. The merger consideration represents the aggregate cash merger consideration of approximately $122,191 paid by HNH to non-affiliates and the fair value of SPLP's previously held interest in SLI of approximately $39,794. All of the funds necessary to consummate the Offer, the SLI Merger and to pay related fees and expenses were financed with additional borrowings under HNH's senior secured revolving credit facility.

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date on a preliminary basis:

Amount
Assets:
Cash and cash equivalents	$4,985
Trade and other receivables	32,544
Inventories	26,257
Prepaid expenses and other current assets	8,455
Property, plant and equipment	23,120
Goodwill	56,934
Other intangible assets	81,306
Other non-current assets	825
Total assets acquired	234,426
Liabilities:
Accounts payable	18,440
Accrued liabilities	16,407
Deferred tax liabilities	22,461
Long-term debt	9,500
Other liabilities	5,633
Total liabilities assumed	72,441
Net assets acquired	$161,985

The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities. The goodwill of $56,934 arising from the acquisition consists largely of the synergies expected from combining the operations of HNH and SLI. All of the goodwill is assigned to the Company's Diversified Industrial segment and is not expected to be deductible for income tax purposes. Other intangibles consist primarily of acquired trade names of approximately $13,300, customer relationships of approximately $58,700, and patented and unpatented technology of approximately $9,200. These intangible assets have been assigned useful lives ranging from 10 to 15 years based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and long-standing relationships SLI has with its existing customer base. The valuations of acquired trade names and patented and unpatented technology were performed utilizing a relief from royalty method, and significant assumptions used in the valuation included the royalty rate assumed and the expected level of future sales, as well as the rate of technical obsolescence for the patented and unpatented technology. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales.

The amount of net sales and operating loss of the acquired business included in the Company's Consolidated Statements of Operations for both the three and six months ended June 30, 2016 were approximately $11,800 and $3,300. The operating loss includes $1,900 of expenses associated with the acceleration of SLI's previously outstanding stock-based compensation awards, which became fully vested on the date of acquisition pursuant to the terms of the merger agreement, and which are included in Selling, general and administrative expenses in the Company's 2016 Consolidated Statements of Operations. The results of operations of the acquired business are reported within the Company's Diversified Industrial segment.

2015 Acquisitions

HNH's Acquisition of JPS

Effective July 2, 2015, HNH completed the acquisition of JPS Industries, Inc. ("JPS") pursuant to an agreement and plan of merger, dated as of May 31, 2015. JPS is a major U.S. manufacturer of mechanically formed glass and aramid substrate materials for specialty applications in a wide expanse of markets requiring highly engineered components. At the effective time of the Merger (as defined below), Sub was merged with and into JPS ("Merger"), with JPS being the surviving corporation in the Merger, and each outstanding share of JPS common stock (other than shares held by HNH and its affiliates, including SPH Group Holdings LLC ("SPH Group Holdings"), a subsidiary of SPLP, and a significant stockholder of JPS, was converted into the right to receive $11.00 in cash. The total merger consideration was $114,493, which represents the aggregate cash merger consideration of $70,255 and the fair value of SPLP's previously held interest in JPS of $44,238. The cash consideration was funded primarily by HNH and also by SPH Group Holdings. SPH Group Holding's funding of the aggregate merger consideration totaled approximately $4,510, with the remainder funded by HNH financed through additional borrowings under HNH's senior secured revolving credit facility.

As a result of the closing of the Merger, JPS was indirectly owned by both HNH and SPH Group Holdings. Following the expiration of the 20-day period provided in Section 262(d)(2) of the Delaware General Corporation Law for JPS stockholders to exercise appraisal rights in connection with the Merger, and in accordance with an exchange agreement, dated as of May 31, 2015, by and between HNH and SPH Group Holdings, on July 31, 2015, HNH exchanged 1,429,407 shares of HNH's common stock with a value of $48,700 for all shares of JPS common stock held by SPH Group Holdings. As a result of the exchange, HNH owned 100% of JPS.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date:

Amount
Assets:
Cash and cash equivalents	$22
Trade and other receivables	21,201
Inventories	27,126
Prepaid expenses and other current assets	4,961
Property, plant and equipment	45,384
Goodwill	32,162
Other intangible assets	9,120
Deferred tax assets	19,788
Other non-current assets	3,112
Total assets acquired	162,876
Liabilities:
Accounts payable	10,674
Accrued liabilities	5,838
Long-term debt	1,500
Accrued pension liabilities	30,367
Other liabilities	4
Total liabilities assumed	48,383
Net assets acquired	$114,493

The goodwill of $32,162 arising from the acquisition consists largely of the synergies expected from combining the operations of HNH and JPS. All of the goodwill is assigned to SPLP's Diversified Industrial segment and is not expected to be deductible for income tax purposes. Other intangible assets consist primarily of acquired trade names of approximately $4,300, customer relationships of approximately $3,100, and unpatented technology of approximately $1,700. These intangible assets have been assigned useful lives ranging from 10 to 15 years based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and longstanding relationships JPS has with its existing customer base. The valuations of acquired trade names and unpatented technology were performed utilizing a relief from royalty method, and significant assumptions used in the valuation included the royalty rate assumed and the expected level of future sales, as well as the rate of technical obsolescence for the unpatented technology. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales.

CoSine Acquisition

On January 20, 2015 ("CoSine Acquisition Date"), the Company entered into a contribution agreement ("Contribution Agreement") with CoSine Communications, Inc. ("CoSine"). Pursuant to the Contribution Agreement, the Company contributed (i) 24,807,203 ordinary shares of API and (ii) 445,456 shares of common stock of Nathan's Famous, Inc. ("Nathan's") to CoSine in exchange for 16,500,000 shares of newly issued CoSine common stock and 12,761 shares of newly issued 7.5% series B non-voting preferred stock, which increased SPLP's ownership of CoSine to approximately 80%. Prior to obtaining a controlling interest, SPLP owned approximately 48% of the outstanding shares of CoSine, and its investment was accounted for under the traditional equity method. As a result of the above transaction, CoSine became a majority-owned, controlled subsidiary and is consolidated with SPLP from the CoSine Acquisition Date. Prior to CoSine's Acquisition of API, CoSine was included in the Corporate and Other segment. Beginning in the second quarter of 2015, CoSine is included in the Diversified Industrial segment.

The Contribution Agreement was the first step in a plan for a wholly owned UK subsidiary of CoSine ("BidCo") to make an offer, which commenced on February 4, 2015, to acquire all of the issued and to be issued shares in API for 60 pence in cash per API share not already owned by BidCo. As a result of the offer, BidCo owned approximately 98% of API as of March 31, 2015, however, CoSine did not obtain control over the operations of API until April 17, 2015 (see the "CoSine's Acquisition of API" section below).

As of the CoSine Acquisition Date, the fair value of the Company's previously held equity interest and the noncontrolling interest in CoSine were valued at approximately $2.51 per share. Accordingly, the Company remeasured its previously held equity interest to a fair value of approximately $12,011, resulting in an investment gain, which was recorded in the first quarter of 2015, of approximately $6,900 and is included in Net investment gains in the Consolidated Statements of Operations.

The consideration paid to acquire the controlling interest in CoSine was $66,239, which was comprised of $12,011 related to the fair value of the previously held common equity of CoSine, $22,823 for the fair value of the API shares transferred to CoSine and $31,405 for the fair value of the Nathan's shares transferred to CoSine. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the CoSine Acquisition Date, as well as the fair value of the noncontrolling interest in CoSine:

Amount
Assets:
Cash and cash equivalents	$17,614
Prepaid expenses and other current assets	7
Investments	54,228
Goodwill	8,295
Total assets acquired	80,144
Liabilities:
Accounts payable	280
Accrued liabilities	783
Total liabilities assumed	1,063
Fair value of noncontrolling interest	12,842
Net assets acquired	$66,239

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
$70,727

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the API Acquisition Date:

Amount
Assets:
Cash and cash equivalents	$5,424
Trade and other receivables	24,160
Inventories	22,900
Prepaid expenses and other current assets	4,838
Property, plant and equipment	42,238
Goodwill	14,456
Other intangible assets	22,749
Other non-current assets	4,816
Total assets acquired	141,581
Liabilities:
Accounts payable	24,556
Accrued liabilities	7,028
Short-term debt	2,104
Long-term debt	22,784
Accrued pension liabilities	11,791
Deferred tax liabilities	2,591
Total liabilities assumed	70,854
Net assets acquired	$70,727

All of the goodwill is assigned to SPLP's Diversified Industrial segment and is not expected to be deductible for income tax purposes. Other intangible assets consist primarily of acquired trade names of approximately $5,100 and customer relationships of approximately $17,700. Based on our evaluation, the trade names have been assigned a 10-year useful life based on the long operating history, broad market recognition and continued demand for the associated brands, and customer relationships have been assigned a 7-year life based on the expected turnover of API's existing customer base. The valuation of acquired trade names was performed utilizing a relief from royalty method, and significant assumptions used in the valuation included the royalty rate assumed and the expected level of future sales. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales.

Pro Forma Results

This unaudited pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the SLI acquisition taken place on January 1, 2015 and the JPS and API acquisitions had taken place on January 1, 2014. The information for the six months ended June 30, 2016 and 2015 is based on historical financial information with respect to the acquisitions and does not include operational or other changes which might have been effected by the Company. The supplemental unaudited pro forma earnings were adjusted to reflect incremental depreciation and amortization expense based on the fair value adjustments for the acquired property, plant and equipment and intangible assets, as well as incremental interest expense on the borrowings made to finance the acquisitions, and to exclude a total of $4,100 and $6,400 of acquisition-related costs incurred in 2016 and 2015, respectively. The 2016 supplemental unaudited pro forma earnings reflect adjustments to exclude $1,000 of nonrecurring expense related to the amortization of the fair value adjustment to acquisition-date inventories, as well as $1,900 in expense associated with the acceleration of SLI's previously outstanding stock-based compensation awards. The 2015 supplemental unaudited pro forma earnings were adjusted to include both the fair value adjustment to acquisition-date inventories and the expense associated with the acceleration of SLI's previously outstanding stock-based compensation awards.

	Six Months Ended June 30,
	2016	2015
Total revenue	$612,443	$701,861
Net income from continuing operations attributable to common unitholders	22,343	17,791
Net income from continuing operations per common unit - basic	0.78	0.83
Net income from continuing operations per common unit - diluted	0.78	0.82

3. DISCONTINUED OPERATIONS AND ASSET IMPAIRMENT CHARGES

Discontinued Operations

Discontinued operations in 2015 include the operations of Arlon, LLC ("Arlon"), a manufacturer of high performance materials for the printed circuit board industry and silicone rubber-based materials, which was part of SPLP's Diversified Industrial segment. On December 18, 2014, HNH entered into a contract to sell its Arlon business for $157,000 in cash. The closing occurred in January 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenue	$—	$—	$—	$5,952
Net income from operations	—	—	—	565
Net gain (loss) from operations after taxes and noncontrolling interests	—	2	—	(1,115)
(Loss) gain on sale of discontinued operations after taxes and noncontrolling interests	—	(99)	—	57,059

Asset Impairment Charges

In connection with HNH's continued integration of JPS, HNH approved the closure of JPS' Slater, South Carolina operating facility during the second quarter of 2016. HNH notified employees of such closure in July 2016 and currently expects that closure of the facility will be completed by December 31, 2016. For the three months ended June 30, 2016, HNH recorded impairment charges totaling approximately $7,900, including write-downs of $6,600 to property, plant, and equipment and $400 to intangible assets, as well as a $900 inventory write-down, which was recorded in Cost of goods sold in the Company's Consolidated Statements of Operations.

Sale of API's Security Holographics Business

In April 2016, API sold its security holographics business for approximately $8,000 and recorded a gain of approximately $2,800, which is recorded in Other income, net in the Consolidated Statements of Operations. API's security holographics business created custom optical security solutions to protect secure documents and premium products against counterfeit and fraud and it was included in the Company's Diversified Industrial segment. The sale was part of API's strategy to focus on its decorative holographic offerings for the packaging market. The operations of this business were not significant to the consolidated financial statements of SPLP.

4. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

    Major classification of WebBank's loans receivable, including loans held for sale, at June 30, 2016 and December 31, 2015 are as follows:

	Total				Current		Non-current
	June 30, 2016%		December 31, 2015%		June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Loans held for sale	$83,753		$159,592		$83,753	$159,592	$—	$—
Real estate loans:
Commercial – owner occupied	$1,447	2%	$1,542	2%	96	97	$1,351	1,445
Commercial – other	252	—%	281	—%	—	—	252	281
Total real estate loans	1,699	2%	1,823	2%	96	97	1,603	1,726
Commercial and industrial	61,753	98%	66,253	98%	904	5,943	60,849	60,310
Total loans	63,452	100%	68,076	100%	1,000	6,040	62,452	62,036
Less:
Deferred fees and discounts	(13)		(15)		(13)	(15)	—	—
Allowance for loan losses	(1,101)		(630)		(1,101)	(630)	—	—
Total loans receivable, net	$62,338		$67,431		(114)	5,395	62,452	62,036
Loans receivable, including loans held for sale (a)					$83,639	$164,987	$62,452	$62,036
(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, net was $145,030 and$226,541 at June 30, 2016 and December 31, 2015, respectively.

Loans with a carrying value of approximately $56,122 and $63,393 were pledged as collateral for potential borrowings at June 30, 2016 and December 31, 2015, respectively.

The Allowance for Loan Losses ("ALLL") represents an estimate of probable and estimable losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALLL is established by analyzing the portfolio at least quarterly and a provision for or reduction of loan losses is recorded so that the ALLL is at an appropriate level at the balance sheet date. There have been no significant changes in the credit quality of loans in the loan portfolio since December 31, 2015.

5. INVENTORIES, NET

A summary of Inventories, net is as follows:

	June 30, 2016	December 31, 2015
Finished products	$42,257	$39,405
In-process	27,736	20,814
Raw materials	42,033	28,893
Fine and fabricated precious metal in various stages of completion	18,798	13,155
	130,824	102,267
LIFO reserve	(1,260)	—
Total	$129,564	$102,267

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, HNH purchases, maintains and utilizes precious metal inventory. HNH records certain precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through Cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

Certain customers and suppliers of HNH choose to do business on a "pool" basis. Such customers or suppliers furnish precious metal to HNH for return in fabricated form or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in the Company's Consolidated Balance Sheets. To the extent HNH is able to utilize customer precious metal in its production process, such customer metal replaces the need for HNH to purchase its own inventory. As of June 30, 2016, customer metal in HNH's custody consisted of 135,796 ounces of silver, 531 ounces of gold and 1,391 ounces of palladium.

	June 30, 2016	December 31, 2015
Supplemental inventory information:
Precious metals stated at LIFO cost	$4,999	$3,536
Precious metals stated under non-LIFO cost methods, primarily at fair value	12,539	9,619
Market value per ounce:
Silver	17.82	13.86
Gold	1,315.50	1,062.25
Palladium	548.00	547.00

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying value of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Corporate and Other	Total
Balance at December 31, 2015
Gross goodwill	$101,772	$64,790	$81	$166,643
Accumulated impairments	—	(64,790)	—	(64,790)
Net goodwill	101,772	—	81	101,853
Acquisitions (a)	56,934	—	—	56,934
Currency translation adjustment	(1,001)	—	—	(1,001)
Other adjustments	166	—	—	166
Balance at June 30, 2016
Gross goodwill	157,871	64,790	81	222,742
Accumulated impairments	—	(64,790)	—	(64,790)
Net goodwill	$157,871	$—	$81	$157,952
(a) Goodwill from acquisitions during 2016 relates to HNH's acquisition of SLI, which is subject to adjustment during the finalization of the purchase price allocation. For additional information, see Note 2 - "Acquisitions."

A summary of Other intangible assets, net is as follows:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$190,966	$47,144	$143,822	$134,814	$41,153	$93,661
Trademarks	50,506	9,815	40,691	38,157	8,361	29,796
Patents and technology	26,338	8,122	18,216	17,010	7,379	9,631
Other	8,527	3,005	5,522	8,480	2,605	5,875
	$276,337	$68,086	$208,251	$198,461	$59,498	$138,963

Other intangible assets, net as of June 30, 2016 includes approximately $81,300 in intangible assets, primarily trade names, customer relationships, and patented and unpatented technology, associated with the SLI acquisition. These balances are subject to adjustment during the finalization of the purchase price allocation for the SLI acquisition.

Trademarks with indefinite lives as of June 30, 2016 and December 31, 2015 were $8,020. Amortization expense related to intangible assets was $4,648 and $4,005 for the three months ended June 30, 2016 and 2015, respectively, and $8,972 and $7,352 for the six months ended June 30, 2016 and 2015, respectively. The increase in amortization expense during 2016 was principally due to the JPS, API and SLI acquisitions. For additional information, see Note 2 - "Acquisitions." Future amortization expense of the intangible assets acquired in the SLI acquisition is expected to total $5,200 for the remainder of 2016, $9,100, $8,000, $7,200, $6,500, and $44,700 in 2017, 2018, 2019, 2020, and thereafter, respectively.

7. INVESTMENTS

A) Short-Term Investments

Marketable Securities

The Company's short-term investments primarily consist of its marketable securities portfolio held by its subsidiary, Steel Excel. These marketable securities as of June 30, 2016, and December 31, 2015, are classified as "available-for-sale" securities, with changes in fair value recognized in Partners' Capital as Other comprehensive income (loss), except for other-than-temporary impairments, which are reflected as a reduction of cost and charged to the Consolidated Statement of Operations. The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investment.

The Company's portfolio of marketable securities was as follows:

	June 30, 2016				December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Available-for-sale securities
Short-term deposits	$67,190	$—	$—	$67,190	$30,118	$—	$—	$30,118
Mutual funds	11,835	2,402	—	14,237	11,835	2,182	—	14,017
Corporate securities	28,985	2,745	(1,183)	30,547	41,861	250	(549)	41,562
Corporate obligations	20,692	1,920	(208)	22,404	25,747	98	(582)	25,263
Total marketable securities	128,702	7,067	(1,391)	134,378	109,561	2,530	(1,131)	110,960
Amounts classified as cash equivalents	(67,190)	—	—	(67,190)	(30,118)	—	—	(30,118)
Amounts classified as marketable securities	$61,512	$7,067	$(1,391)	$67,188	$79,443	$2,530	$(1,131)	$80,842

Proceeds from sales of marketable securities were $12,700 and $26,804 in the three months ended June 30, 2016 and 2015, respectively, and were $44,200 and $49,902 in the six months ended June 30, 2016 and 2015, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of Other income, net in the Consolidated Statements of Operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross realized gains	$1,938	$3,410	$2,003	$4,600
Gross realized losses	(248)	(418)	(1,641)	(793)
Realized gains, net	$1,690	$2,992	$362	$3,807

The fair value of marketable securities with unrealized losses at June 30, 2016 and December 31, 2015, all of which had unrealized losses for a period of less than twelve months, were as follows:

	June 30, 2016		December 31, 2015
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$13,573	$(1,183)	$2,283	$(549)
Corporate obligations	4,498	(208)	13,199	(582)
Total	$18,071	$(1,391)	$15,482	$(1,131)

Gross unrealized losses primarily related to losses on corporate securities and corporate obligations, which primarily consist of investments in equity and debt securities of publicly-traded entities. Based on Steel Excel's evaluation of such securities, it determined that certain unrealized losses represented other-than-temporary impairments. This determination was based on several factors, including adverse changes in the market conditions and economic environments in which the entities operate. Steel Excel recognized asset impairment charges of approximately $1,500 for the six months ended June 30, 2016 and approximately $22,700 for the three and six months ended June 30, 2015, equal to the cost basis of such securities in excess of their fair values. Steel Excel has determined that there was no indication of other-than-temporary impairments on its other investments with unrealized losses as of June 30, 2016. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entity, and the intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of available-for-sale debt securities and marketable securities as of June 30, 2016, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
Debt securities maturing after one year through three years	$20,692	$22,404
Securities with no contractual maturities	$108,010	$111,974
	$128,702	$134,378

B) Long-Term Investments

The following table summarizes the Company's long-term investments as of June 30, 2016 and December 31, 2015. For those investments at fair value, the carrying amount of the investment equals its respective fair value.

			Investment Balance		Income (Loss) Recorded in the Statement of Operations
					Three Months Ended June 30,		Six Months Ended June 30,
(1) AVAILABLE-FOR-SALE			June 30, 2016	December 31, 2015	2016	2015	2016	2015
Fair Value Changes Recorded in Accumulated Other Comprehensive Loss:
Equity securities - U.S.(1)
Aerospace/Defense			$76,429	$65,474
Other			580	568
Total			77,009	66,042
Fair Value Changes Recorded in the Consolidated Statement of Operations:
Equity securities			—	—	$—	$—	$—	$4,450
Corporate obligations(2)			3,538	—	59		59	—
Total			80,547	66,042	$59	$—	$59	$4,450
(2) EQUITY METHOD
Investments in Associated Companies:	June 30, 2016	December 31, 2015
At Cost:	Ownership
WFH LLC (formerly CoSine)(3)	91.2%	90.8%	—	—	$—	$—	$—	$(602)
Other (4)			3,302	4,166	(67)	(149)	(38)	(286)
At Fair Value:
ModusLink Global Solutions, Inc. ("MLNK")(1)	31.3%	31.5%	19,929	40,862	(4,164)	(5,779)	(16,912)	(4,053)
SLI(3)	100.0%	25.1%	—	31,716	5,969	(4,119)	8,078	(388)
JPS(3)	100.0%	100.0%	—	—	—	3,660	—	5,429
API Technologies Corp. ("API Tech")	—%	20.6%	—	15,779	343	5,031	7,089	4,345
Aviat Networks, Inc. ("Aviat")(1)	12.7%	12.9%	5,214	6,175	(496)	563	(961)	(724)
Other (5)	43.8%	43.8%	1,414	1,931	125	(27)	(517)	108
			29,859	100,629	$1,710	$(820)	$(3,261)	$3,829
Other Investments at Fair Value - Related Party:
SPII Liquidating Trust - Series G			—	—	$—	$(36)	$—	$447
SPII Liquidating Trust - Series H			—	—	—	(2)	—	(86)
			—	—	$—	$(38)	$—	$361
OTHER INVESTMENTS
ModusLink Warrants(5)			27	543	$(49)	$(527)	$(516)	$(564)

Total Long-Term Investments			$110,433	$167,214
(1) Level 1 investments.
(2) Level 2 investment.
(3) WFH LLC became a consolidated subsidiary as of the first quarter of 2015, SLI and JPS became consolidated subsidiaries in the second quarter of 2016 and the third quarter of 2015, respectively. For additional information on these acquisitions see Note 2 - "Acquisitions."
(4) Represents Steel Excel's investments in iGo, Inc. ("iGo") of 45.7% and a 50% investment in API Optix s.r.o ("API Optix"), a joint venture investment held by API.
(5) Level 3 investment. For additional information related to the Company's Level 3 investments, see Note 14 - "Fair Value Measurements."

(1) AVAILABLE-FOR-SALE SECURITIES

The following table presents activity for the available-for-sale securities presented in the table above for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(A) AVAILABLE-FOR-SALE SECURITIES
Fair Value Changes Recorded in Accumulated Other Comprehensive Loss:
Change in net unrealized holding gains (losses) gains included in Accumulated other comprehensive loss	$7,948	$(10,830)	$10,967	$9,651
Reclassified Out of Accumulated Other Comprehensive Loss:
Unrealized gains	$—	$7,185	$—	$29,663
Unrealized losses	—	—	—	—
Total	$—	$7,185	$—	$29,663

Fair Value Changes Recorded in Accumulated Other Comprehensive Loss

For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. Gross unrealized gains and gross unrealized losses are reported in Accumulated other comprehensive loss ("AOCI") in the Company's Consolidated Balance Sheets. In January 2015, the Company contributed Nathan's, one of its available-for-sale securities, to CoSine in exchange for additional CoSine equity (see Note 2 - "Acquisitions" for additional information). Also, in the six months of 2015, Cosine sold all 445,456 shares of Nathan's for proceeds of approximately $33,202 and received a special dividend of approximately $5,500 which is included in Other income, net in the Consolidated Statement of Operations for the six months ended June 30, 2015. As a result, management determined there to be an other-than-temporary impairment in the stock price and recorded an impairment charge of approximately $5,500.

The cost basis and gross unrealized gains and losses related to our available-for-sale securities, which are classified as long-term investments, are as follows:

	June 30, 2016				December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Aerospace/Defense	$11,675	$64,754	$—	$76,429	$11,675	$53,799	$—	$65,474
Other	575	5	—	580	575	—	(7)	568
	$12,250	$64,759	$—	$77,009	$12,250	$53,799	$(7)	$66,042
Fair Value Changes Recorded in Consolidated Statement of Operations

In the second quarter of 2016, the Company purchased approximately $3,500 of available-for-sale convertible debt securities. These securities are publicly traded and are convertible into common equity of the investee. The Company elected the fair value option to account for these convertible debt securities and, accordingly, changes in fair value are reported in the Company's Consolidated Statements of Operations in Income (loss) from investments held at fair value. Also, prior to its acquisition in the second quarter of 2015, the Company's investment in API was accounted for as an available-for-sale security under the fair value option (see Note 2 - "Acquisitions" for additional information on the acquisition of API).
(2) EQUITY METHOD INVESTMENTS
Investments in Associated Companies

The Company's investments in associated companies are accounted for under the equity method of accounting. The Company elected to record certain investments under the equity method at fair value beginning on the dates these investments became subject to the equity method. Associated companies are included in the Diversified Industrial, Energy or, Corporate and Other segments. Certain associated companies have a fiscal year end that differs from December 31. Additional information for each of SPLP's investments in associated companies as of June 30, 2016 are as follows:

Traditional Equity Method:

•
Steel Excel has an investment in iGo, a provider of accessories for mobile devices. This investment is being accounted for under the traditional equity method as an associated company. Based on the closing market price of iGo's publicly-traded shares, the fair value of the investment in iGo was approximately $3,900 at June 30, 2016 and December 31, 2015.

•
WFH LLC's API subsidiary has a 50% joint venture in API Optix with IQ Structures s.r.o. API Optix provides development and origination services in the field of micro and nano-scale surface relief technology. The investment, based in Prague, Czech Republic, is being accounted for under the traditional equity method as an associated company.

Equity Method, At Fair Value:

•
MLNK provides supply chain and logistics services to companies in consumer electronics, communications, computing, medical devices, software, luxury goods and retail. MLNK also issued the Company warrants to purchase an additional 2,000,000 shares at $5.00 per share, which expire in March 2018.

•
API Tech is a designer and manufacturer of high performance systems, subsystems, modules and components. In April 2016, API Tech consummated a merger pursuant to which holders of its common stock received $2.00 for each share held. Upon consummation of the merger, Steel Excel received $22,900 for its investment in API Tech, and Steel Excel no longer holds an investment in API Tech.

•
Aviat is a global provider of microwave networking solutions. Prior to being classified as an equity method investment in January 2015, the investment in Aviat was accounted for as an available-for-sale security, and upon the change in classification Steel Excel recognized a loss of approximately $2,800 that had previously been included as a component of AOCI.

•	The Other investment represents the Company's investment in a Japanese real estate partnership.

Associated Company Information

The below summary balance sheet amounts are for the nearest practicable period. The below summary operating results include results for associated companies for the periods in which they were accounted for as an associated company, or the nearest practicable corresponding period. This summary data may be derived from unaudited financial statements and may contain a reporting lag.

	June 30, 2016	December 31, 2015
Summary of balance sheet amounts:
Current assets	$438,862	$540,446
Noncurrent assets	88,333	91,840
Total assets	$527,195	$632,286

Current liabilities	$244,992	$329,201
Noncurrent liabilities	100,072	98,730
Total liabilities	345,064	427,931
Equity	182,131	204,355
Total liabilities and equity	$527,195	$632,286

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Summary operating results:
Revenue	$145,955	$197,805	$318,705	$418,872
Gross profit	4,946	32,339	27,779	63,527
Loss from continuing operations	(10,742)	(8,146)	(20,547)	(6,256)
Net loss after noncontrolling interests	(11,253)	(8,308)	(21,753)	(1,313)

OTHER INVESTMENTS

Steel Excel's other investments at June 30, 2016, include an investment in a venture capital fund totaling $500 and preferred stock of an investee of $100, both of which are classified in Other non-current assets in the Company's Consolidated Balance Sheets. In addition, Steel Excel has a promissory note with an amortized cost of $3,000, which is a reasonable approximation of fair value at June 30, 2016, classified in Prepaids and other current assets in the Company's Consolidated Balance Sheet as of June 30, 2016.

WebBank has $7,328 and $6,558 of held-to-maturity securities at June 30, 2016 and December 31, 2015, respectively. WebBank records these securities at amortized cost, and they included in Other non-current assets in the Company's Consolidated Balance Sheets. The dollar value of these securities with expected maturities from three years through ten years is $6,241, and after ten years is $0. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The securities are collateralized by unsecured consumer loans. These securities had an estimated fair value of $7,401 and $6,551 at June 30, 2016 and December 31, 2015.

8. LONG-TERM DEBT

Debt consists of the following:

	June 30, 2016	December 31, 2015
Short term debt:
API - Foreign	$868	$527
HNH - Foreign	617	742
Short-term debt	1,485	1,269
Long-term debt:
Steel Excel Term Loan, net of unamortized debt issuance costs	42,723	42,666
HNH Revolving Facilities	254,081	90,613
SPLP Revolving Facility	56,927	75,140
API Term Loans	2,496	2,664
API Revolving Facilities	10,136	18,793
Other debt - domestic	6,707	6,936
Foreign loan facilities	1,250	1,277
Subtotal	374,320	238,089
Less portion due within one year	2,155	2,176
Long-term debt	372,165	235,913
Total debt	$375,805	$239,358

SPLP Revolving Credit Facility

The Company's amended credit facility with PNC Bank, National Association ("PNC Credit Facility") provides for a revolving credit facility with borrowing availability of up to $105,000. Amounts outstanding under the PNC Credit Facility bear interest at SPLP's option at either LIBOR or the Base Rate, as defined, plus an applicable margin under the loan agreement (1.63% and 0.63%, respectively, for LIBOR and Base Rate borrowings as of June 30, 2016) and requires a commitment fee to be paid on unused borrowings. The borrowings are collateralized by first priority security interests of certain of the Company's deposit accounts and investments. The pledged collateral as of June 30, 2016 of approximately $370,700 includes certain of SPLP's investments, including investments in majority-owned, consolidated subsidiaries. The average interest rate on the PNC Credit Facility was 3.05% as of June 30, 2016. The PNC Credit Facility and also contains customary affirmative and negative covenants, including a minimum cash balance covenant, restrictions against the payment of dividends and customary events of default. Any amounts outstanding under the PNC Credit Facility are due and payable in full on October 23, 2017. The PNC Credit Facility also includes provisions for the issuance of letters of credit up to $10,000, with any such issuances reducing total borrowing availability. The Company has an outstanding letter of credit of approximately $892 as of June 30, 2016. The Company's availability under the PNC Credit Facility was approximately $30,000 as of June 30, 2016.

HNH Debt

Senior Credit Facility

HNH's amended and restated senior credit facility ("Senior Credit Facility") provided for an up to $365,000 senior secured revolving credit facility, including a $20,000 sublimit for the issuance of letters of credit and a $20,000 sublimit for the issuance of swing loans. On March 23, 2016, HNH entered into an amendment to its Senior Credit Facility to increase the size of the credit facility by $35,000 to an aggregate amount of $400,000. Borrowings under the Senior Credit Facility bear interest at HNH's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (1.75% and 0.75%, respectively, for LIBOR and Base Rate borrowings at June 30, 2016), and the revolving facility provides for a commitment fee to be paid on unused borrowings. The weighted average interest rate on the revolving facility was 2.24% at June 30, 2016. HNH's availability under the Senior Credit Facility was $92,500 as of June 30, 2016.

The Senior Credit Facility will expire, with all amounts outstanding balances due and payable, on August 29, 2019. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic wholly-owned subsidiaries and certain foreign wholly-owned subsidiaries of HNH, and obligations under the Senior Credit Facility are collateralized by first priority security interests in and liens upon present and future assets of HNH and these subsidiaries. The Senior Credit Facility restricts HNH's ability to transfer cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan. The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. HNH was in compliance with all debt covenants at June 30, 2016.

    Interest Rate Swap Agreements

HNH entered into an interest rate swap agreement in February 2013 to reduce its exposure to interest rate fluctuations. Under the interest rate swap, HNH received one-month LIBOR in exchange for a fixed interest rate of 0.569% over the life of the agreement on an initial $56,400 notional amount of debt, with the notional amount decreasing by $1,100, $1,800 and $2,200 per quarter in 2013, 2014 and 2015, respectively. The agreement expired in February 2016. HNH entered into a second interest rate swap agreement in June 2013, also to reduce its exposure to interest rate fluctuations. Under the interest rate swap, HNH received one-month LIBOR in exchange for a fixed interest rate of 0.598% over the life of the agreement on an initial $5,000 notional amount of debt, with the notional amount decreasing by $100, $200 and $200 per quarter in 2013, 2014 and 2015, respectively. The agreement expired in February 2016.
Steel Excel Loans

Steel Excel's energy business has a credit agreement, as amended ("Amended Credit Agreement"), that provides for a borrowing capacity of $105,000, consisting of a $95,000 secured term loan (“Term Loan”) and up to $10,000 in revolving loans (“Revolving Loans”), subject to a borrowing base of 85% of the eligible trade receivables.

Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy Ltd. ("Steel Energy") and its wholly-owned subsidiaries, Sun Well Service, Inc. ("Sun Well"), Rogue Pressure Services, Ltd. ("Rogue") and Black Hawk Energy Services Ltd. ("Black Hawk Ltd"), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue and Black Hawk Ltd. The carrying value as of June 30, 2016 of the assets pledged as collateral by Steel Energy and its subsidiaries under the Amended Credit Agreement was approximately $133,812.

The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3,300 and a balloon payment due on the maturity date. At June 30, 2016, $42,900 was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans. Required principal payments under the Amended Credit Agreement are $0, $3,303 and $39,643 for the remainder of 2016, 2017 and 2018, respectively. Borrowings under the Amended Credit Agreement bear interest at annual rates of either (i) the Base Rate plus an applicable margin of 1.50% to 2.25% or (ii) LIBOR plus an applicable margin of 2.50% to 3.25%. The "Base Rate" is the greatest of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.50%, and (iii) the one-month LIBOR plus 1.00%. The applicable margin for both Base Rate and LIBOR is determined based on the leverage ratio calculated in accordance with the Amended Credit Agreement. LIBOR-based borrowings are available for interest periods of one, three, or six months. In addition, Steel Excel is required to pay commitment fees of between 0.375% and 0.50% per annum on the daily unused amount of the Revolving Loans. The interest rate on the borrowings under the Amended Credit Agreement was 3.39% at June 30, 2016.

API Long-Term Debt Facilities

Revolving Facilities

API, in the United Kingdom, has a multi-currency revolving agreement of £13,500 (approximately $18,000) that expires on December 31, 2017. At June 30, 2016, approximately $7,556 was outstanding under the facility. The interest rate on the borrowings under the UK facility bear interest at LIBOR plus a margin of between 1.50% to 2.40% and the interest rate was approximately 2.7% at June 30, 2016. These borrowings are secured by certain UK assets, which totaled approximately $44,700 at June 30, 2016, and include certain debt covenants, including leverage and interest cover. API was in compliance with all covenants at June 30, 2016.

API also has a revolving facility in the U.S. that expires in June 2018, of up to approximately $4,500 as of June 30, 2016. At June 30, 2016, $2,580 was outstanding under the U.S. facility at an interest rate of 3.50%. The interest rate on the borrowings under the U.S facility bear interest at LIBOR plus 3.00% or Prime Rate plus 0.50%. The U.S. facility is secured by certain inventories and receivables, which totaled approximately $7,708 at June 30, 2016. The facility was amended in October 2015 to modify and add certain covenants and provisions that were in place until June 30, 2016.

Term Loans

In addition, API has certain term loans for equipment for approximately $1,364. and $1,132. The loans had interest rates of 3.5% and 4.3% at June 30, 2016. These loans are secured over the related equipment.

9. FINANCIAL INSTRUMENTS

At June 30, 2016 and December 31, 2015, financial instrument liabilities and related restricted cash consists primarily of $11,856 and $21,639, respectively, of short sales of corporate securities. Activity is summarized below for financial instrument liabilities and related restricted cash:

	June 30,
	2016	2015
Balance, beginning of period	$21,639	$21,311
Settlement of short sales of corporate securities	(9,194)	(419)
Short sales of corporate securities	93	209
Net investment (gains) losses	(682)	284
Balance of financial instrument liabilities and related restricted cash, end of period	$11,856	$21,385

Short Sales of Corporate Securities

From time to time, Steel Excel enters into short sale transactions on certain corporate securities in which Steel Excel received proceeds from the sale of such securities and incurred obligations to deliver such securities at a later date. Upon initially entering into such short sale transactions, Steel Excel recognizes a liability equal to the fair value of the obligation, with a comparable amount of cash and cash equivalents reclassified as restricted cash. Subsequent changes in the fair value of such obligations, determined based on the closing market price of the securities, are recognized currently as gains or losses, with a comparable adjustment made between unrestricted and restricted cash.

Foreign Currency Forward Contracts

API enters into foreign currency forward contracts to hedge its trade receivables and accounts payable denominated in certain foreign currencies. In addition, API enters into foreign currency forward contracts to hedge the value of its future sales denominated in Euros and the value of its future purchases denominated in USD. These hedges have settlement dates ranging through March 2017.

The forward contracts that are used to hedge the risk of foreign exchange movement on its trade receivables and accounts payable are accounted for as fair value hedges. At June 30, 2016, there were contracts in place to buy Sterling and sell Euros in the amount of €7,375. The fair values of these derivatives are recognized as derivative assets and liabilities in the Company's Consolidated Balance Sheets. The net change in fair value of the derivative assets and liabilities are recognized in the Consolidated Statements of Operations.

The forward contracts that are used to hedge the value of API's future sales and purchases are accounted for as cash flow hedges. At June 30, 2016, there were contracts in place to hedge the value of future sales denominated in Euros in the amount of €24,825 and the value of future purchases denominated in USD in the amount of $2,400. These hedges are fully effective, and, accordingly the changes in fair value are recorded in AOCI and, at maturity, any gain or loss on the forward contract is reclassified from AOCI into the Consolidated Statement of Operations.

WebBank - Derivative Financial Instruments

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets in the Company's Consolidated Balance Sheets and are classified within Level 3 in the fair value hierarchy (see Note 14 - "Fair Value Measurements"). At June 30, 2016, derivatives outstanding mature within 3 to 5 years. Gains and losses resulting from changes in fair value of derivative instruments are accounted for in the Company's Consolidated Statements of Operations in Financial Services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Precious Metal and Commodity Inventories

HNH's precious metal and commodity inventories are subject to market price fluctuations. HNH enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed-price contracts. HNH's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price changes in these commodities or markets could negatively impact HNH's earnings. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

As of June 30, 2016, HNH had the following outstanding forward contracts with settlement dates through July 2016. HNH accounts for these contracts as either fair value hedges or economic hedges. There were no futures contracts outstanding at June 30, 2016.

Commodity	Amount	Notional Value
Silver	727,562 ounces	$12,600
Gold	1,000 ounces	$1,300
Copper	325,000 pounds	$700
Tin	30 metric tons	$500

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

Debt Agreements

As discussed in Note 8 - "Long-Term Debt," HNH entered into two interest rate swap agreements to reduce its exposure to interest rate fluctuations. These derivatives were not designated as accounting hedges under U.S. GAAP; they were accounted for as derivatives with no hedge designation. HNH recorded the gains or losses both from the mark-to-market adjustments and net settlements in interest expense in the Company's Consolidated Statement of Operations as the hedges were intended to offset interest rate movements. The agreements expired in February 2016.

The fair value and carrying amount of derivative instruments in the Company's Consolidated Balance Sheets and the effect of derivative instruments on the Company's Consolidated Statements of Operations is shown in the following tables:

Derivative	Balance Sheet Location	June 30, 2016	December 31, 2015
Commodity contracts (a), (b)	(Accrued liabilities)/Prepaid expenses and other current assets	$(222)	$197
Commodity contracts (c)	(Accrued liabilities)/Prepaid expenses and other current assets	(117)	18
Interest rate swap agreements (c)	Other current liabilities	—	(30)
Foreign exchange forward contracts (a), (d)	(Accrued liabilities)/Prepaid expenses and other current assets	(1,771)	325
Foreign exchange forward contracts (a), (b)	(Accrued liabilities)/Prepaid expenses and other current assets	(335)	(30)
Economic interests in loans (c)	Other non-current assets	2,468	—
Total derivatives		$23	$480

		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Derivative	Statement of Operations Location	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
Commodity contracts (a), (b)	Cost of goods sold	$(1,403)	$893	$(2,381)	$(21)
Commodity contracts (c)	Cost of goods sold	—	—	—	—
Commodity contracts (c)	Realized and unrealized (loss) gain on derivatives	(416)	312	(539)	105
Interest rate swap agreements (c)	Interest expense	—	(18)	—	(63)
Foreign exchange forward contracts (a), (d)	Revenue/Cost of goods sold	(351)	610	(241)	610
Foreign exchange forward contracts (a), (b)	Other income, net	(244)	111	(444)	111
Economic interests in loans (c)	Revenue	1,712	—	2,565	—
Total derivatives		$(702)	$1,908	$(1,040)	$742
(a) Designated as hedging instruments as of June 30, 2016.
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

At June 30, 2016 and December 31, 2015, WebBank's undisbursed loan commitments totaled $179,510 and $80,667, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

WebBank estimates an allowance for potential losses on off-balance sheet contingent credit exposures related to the guaranteed amount of its Small Business Administration ("SBA") and United States Department of Agriculture ("USDA") loans and whether or not the SBA/USDA honors the guarantee. WebBank determines the allowance for these contingent credit exposures based on historical experience and portfolio analysis. The allowance is included with Other liabilities in the Company's Consolidated Balance Sheets, with any related increases or decreases in the reserve included in the Company's Statements of Operations. The allowance was $188 at both June 30, 2016 and December 31, 2015.

10. PENSION BENEFIT PLANS

The following table presents the components of pension expense for HNH's pension plans, including the JPS pension plan which was assumed in HNH's acquisition of JPS, and the pension plans of API:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$(14)	$—	$—	$—
Interest cost	5,902	5,664	12,011	10,424
Expected return on plan assets	(7,328)	(6,513)	(14,873)	(12,030)
Administrative costs	312	189	585	189
Amortization of actuarial loss	2,125	1,595	4,250	3,190
Total	$997	$935	$1,973	$1,773

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

Required future pension contributions are determined based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. Required minimum pension contributions are as follows:

•	HNH expects to contribute $10,200 for the remainder of 2016, $34,800, $41,600, $38,900, $35,400 and $96,300 in 2017, 2018, 2019, 2020 and for the five years thereafter, respectively.

•	API expects to contribute approximately $1,000 per year until 2021.

11. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of June 30, 2016, the Company had 26,152,976 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

On May 13, 2016, the Board of Directors of SPH GP approved the repurchase of up to an aggregate of $5,000 of the Company's common units ("May 2016 Repurchase Program"). The May 2016 Repurchase Program was fully utilized in May 2016 when the Company purchased 346,163 units for an aggregate price of approximately $5,000. On June 9, 2016, the Board of Directors of SPH GP approved an additional repurchase of up to an aggregate of $15,000 of the Company's common units (“June 2016 Repurchase Program”). In June 2016, the Company purchased 157,300 units for an aggregate price of approximately $2,200. Any purchases made under the June 2016 Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. The June 2016 Repurchase Program has no termination date.

Accumulated Other Comprehensive Loss

Changes, net of tax, in Accumulated other comprehensive loss are as follows:

	Six Months Ended June 30, 2016
	Unrealized gain on available-for-sale securities	Unrealized loss on derivative financial instruments	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at beginning of period	$50,650	$(1,415)	$(9,596)	$(93,907)	$(54,268)
Other comprehensive income (loss), net of tax - before reclassifications (a)	12,542	(1,979)	(2,919)	331	7,975
Reclassification adjustments, net of tax (b)	426	—	—	—	426
Net other comprehensive income (loss) attributable to common unitholders (c)	12,968	(1,979)	(2,919)	331	8,401
Balance at end of period	$63,618	$(3,394)	$(12,515)	$(93,576)	$(45,867)
(a) Net of a tax provision of approximately $23.
(b) Net of a tax provision of approximately $242.
(c) Amounts do not include the net unrealized gain on available-for-sale securities of $1,302, the unrealized loss on derivative financial instruments of $190, cumulative translation adjustment losses of $248 and gains from the change in pension and other post-retirement obligations of $10, which are attributable to noncontrolling interests.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP, which are determined as of the last day of each fiscal year. If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the amount accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. The expense is recorded in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations. There was no incentive unit expense recorded in the three or six months ended June 30, 2016. The Company recorded a reduction to incentive unit expense of approximately $6,353 in the three months ended June 30, 2015 and recorded expense of $1,040 in the six months ended June 30, 2015.

12. INCOME TAXES

The Company recorded tax provisions of $6,288 and $3,660 for the three months ended June 30, 2016 and 2015, respectively, and $10,023 and $11,580 for the six months ended June 30, 2016 and 2015, respectively. The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of the deferred tax assets will not be realized in future periods.

During the fourth quarter of 2015, WFHC and CoSine entered into a series of transactions whereby CoSine was merged with and into WFH LLC, a newly formed wholly owned subsidiary of WFHC, which is disregarded for income tax purposes. Also, in the fourth quarter of 2015, the Company recorded a tax benefit in continuing operations of approximately $111,881 associated with the reversal of deferred tax valuation allowances attributable to federal net operating loss carryforwards of approximately $329,600 associated with WFHC, WebBank and the newly merged CoSine business (the "WFHC U.S. Consolidated Group") given the resulting change in its judgment about the realizability of the associated deferred tax assets. During the first quarter of 2016, the Company revised its calculation of the expected benefit to be derived from the realizability of federal deferred tax assets of the WFHC U.S. Consolidated Group and recorded an additional tax benefit in continuing operations of approximately $4,182 in the six months ended June 30, 2016.

In the first quarter of 2015, Steel Excel identified an error related to the manner in which the provision for income taxes had reflected the tax effects related to unrealized gains and losses on available-for-sale securities during 2014 and 2013. As a result, the Company recorded an adjustment to its tax provision of approximately $3,500 in the six months ended June 30, 2015.

13. NET INCOME PER COMMON UNIT

The following data was used in computing net income per common unit shown in the Company's Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income from continuing operations	$9,859	$9,154	$12,203	$27,961
Net (income) loss from continuing operations attributable to noncontrolling interests in consolidated entities	(650)	1,520	(1,032)	5,104
Net income from continuing operations attributable to common unitholders	9,209	10,674	11,171	33,065
Net (loss) income from discontinued operations	—	(148)	—	86,823
Net loss (income) from discontinued operations attributable to noncontrolling interests in consolidated entities	—	53	—	(30,878)
Net (loss) income from discontinued operations attributable to common unitholders	—	(95)	—	55,945
Net income attributable to common unitholders	$9,209	$10,579	$11,171	$89,010
Net income per common unit - basic:
Net income from continuing operations	$0.35	$0.39	$0.42	$1.20
Net income from discontinued operations	—	—	—	2.02
Net income attributable to common unitholders	$0.35	$0.39	$0.42	$3.22
Net income per common unit – diluted:
Net income from continuing operations	$0.35	$0.38	$0.42	$1.19
Net income from discontinued operations	—	—	—	2.01
Net income attributable to common unitholders	$0.35	$0.38	$0.42	$3.20
Weighted average common units outstanding - basic	26,480,628	27,640,332	26,556,659	27,649,363
Incentive units	—	59,185	—	224,253
Unvested restricted units	—	26,705	—	26,083
Denominator for net income per common unit - diluted	26,480,628	27,726,222	26,556,659	27,899,699

14. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements as of June 30, 2016 and December 31, 2015 are summarized by type of inputs applicable to the fair value measurements as follows:

June 30, 2016	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$34,478	$4,498	$28,212	$67,188
Long-term investments (a)	102,152	3,538	1,441	107,131
Investments in certain funds	—	—	533	533
Precious metal and commodity inventories recorded at fair value	12,875	—	—	12,875
Economic interests in loans	—	—	2,468	2,468
Total	$149,505	$8,036	$32,654	$190,195

Liabilities:
Financial instrument obligations	$11,856	$—	$—	$11,856
Foreign currency forward exchange contracts	—	2,106	—	2,106
Commodity contracts on precious metal and commodity inventories	—	339	—	339
Total	$11,856	$2,445	$—	$14,301

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$47,274	$6,143	$27,425	$80,842
Long-term investments (a)	160,574	—	2,474	163,048
Investments in certain funds	—	—	555	555
Precious metal and commodity inventories recorded at fair value	10,380	—	—	10,380
Commodity contracts on precious metal and commodity inventories	—	215	—	215
Foreign currency forward exchange contracts	—	325	—	325
Total	$218,228	$6,683	$30,454	$255,365

Liabilities:
Financial instrument obligations	$21,639	$—	$—	$21,639
Interest rate swap agreements	—	30	—	30
Foreign currency forward exchange contracts	—	30	—	30
Total	$21,639	$60	$—	$21,699
(a) For additional detail of the marketable securities and long-term investments see Note 7 - "Investments."

There were no transfers of securities among the various measurement input levels during the three and six months ended June 30, 2016.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the "exit price") in an orderly transaction between market participants at the measurement date. Fair value measurements are broken down into three levels based on the reliability of inputs as follows:

Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The valuation under this approach does not entail a significant degree of judgment ("Level 1").

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic measures ("Level 2").

Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date ("Level 3").

The fair value of the Company's financial instruments, such as cash and cash equivalents, trade and other receivables and accounts payable, approximate carrying value due to the short-term maturities of these assets and liabilities. Carrying cost approximates fair value for long-term debt which has variable interest rates.

The precious metal and commodity inventories associated with HNH's fair value hedges (see Note 9 - "Financial Instruments") are reported at fair value. Fair values of these inventories are based on quoted market prices on commodity exchanges and are considered Level 1 measurements. The derivative instruments that HNH purchases in connection with its precious metal and commodity inventories, specifically commodity futures and forwards contracts, are also valued at fair value. The futures contracts are Level 1 measurements since they are traded on a commodity exchange. The forward contracts are entered into with a counterparty and are considered Level 2 measurements.

The interest rate swap agreements were considered Level 2 measurements as the inputs were observable at commonly quoted intervals. These agreements expired in February 2016.

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long - Term Investments
	Investments in Associated Companies (a)	Other Investments - Related Party (b)	ModusLink Warrants (c)	Marketable Securities and Other (d)	Total
Assets
Balance at March 31, 2015	$2,298	$7,296	$2,163	$31,373	$43,130
Purchases	—	—	—	5,108	5,108
Sales and cash collections	—	(7,258)	—	(359)	(7,617)
Unrealized losses	(27)	(38)	(527)	(638)	(1,230)
Balance at June 30, 2015	$2,271	$—	$1,636	$35,484	$39,391

Balance at March 31, 2016	$1,289	$—	$76	$27,853	$29,218
Sales and cash collections	—	—	—	(199)	(199)
Unrealized gains	125	—	—	3,559	3,684
Unrealized losses	—	—	(49)		(49)
Balance at June 30, 2016	$1,414	$—	$27	$31,213	$32,654

	Long - Term Investments
	Investments in Associated Companies (a)	Other Investments - Related Party (b)	ModusLink Warrants (c)	Marketable Securities and Other (d)	Total
Assets
Balance at December 31, 2014	$2,163	$9,623	$2,199	$34,421	$48,406
Purchases	—	—	—	5,108	5,108
Sales and cash collections	—	(9,985)	—	(522)	(10,507)
Unrealized gains	135	484	—	—	619
Unrealized losses	(27)	(122)	(563)	(3,523)	(4,235)
Balance at June 30, 2015	$2,271	$—	$1,636	$35,484	$39,391

Balance at December 31, 2015	$1,931	$—	$543	$27,980	$30,454
Sales and cash collections	—	—	—	(3,833)	(3,833)
Unrealized gains	—	—	—	7,066	7,066
Unrealized losses	(517)	—	(516)		(1,033)
Balance at June 30, 2016	$1,414	$—	$27	$31,213	$32,654
(a) Unrealized gains and losses are recorded in Income (loss) of associated companies, net of taxes in the Company's Consolidated Statements of Operations.
(b) Unrealized gains and losses were recorded in (Loss) income from other investments - related party in the Company's Consolidated Statements of Operations.
(c) Unrealized gains and losses are recorded in Income (loss) from investments held at fair value in the Company's Consolidated Statements of Operations.
(d) Realized gains and losses on sale are recorded in Other income, net in the Company's Consolidated Statements of Operations.

Long-Term Investments - Valuation Techniques

The Company estimates the value of one of its investments in an associated company primarily using a discounted cash flow method adjusted for additional information related to debt covenants, solvency issues and other related matters. The ModusLink Warrants are valued using the Black-Scholes option pricing model (for additional information see Note 7 - "Investments").

Marketable Securities and Other - Valuation Techniques

The Company uses the net asset value included in quarterly statements it receives in arrears from a venture capital fund to determine the fair value of such fund and determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities. The fair value of the derivative held by WebBank (see Note 9 - "Financial Instruments") represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flows analyses that consider credit, performance and prepayment.

Assets Measured at Fair Value on a Nonrecurring Basis

As of June 30, 2016 and December 31, 2015, WebBank has impaired loans with a fair value of $4,556 and $423 that are collateral-dependent, and that were measured at fair value of the collateral less estimated selling costs using Level 3 inputs.

15. COMMITMENTS AND CONTINGENCIES

Environmental Matters

As discussed in more detail below, certain of the Company's subsidiaries have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of June 30, 2016 and December 31, 2015, on a consolidated basis, the Company has recorded current liabilities of approximately $6,000 and non-current liabilities of $2,822, which represent its current estimate of the probable cleanup liabilities, including remediation and legal costs. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Estimates of the Company's liabilities for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

Certain HNH subsidiaries, including its newly acquired subsidiary SLI, have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH recorded current liabilities of approximately $6,000 and non-current liabilities of approximately $1,400 related to estimated environmental remediation costs as of June 30, 2016. HNH also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. During the six months ended June 30, 2015, HNH recorded an insurance reimbursement of $1,200 for previously incurred remediation costs. No similar reimbursements were recorded during the six months ended June 30, 2016.

Included among these liabilities, certain HNH subsidiaries have been identified as PRPs under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state statutes at sites and are parties to administrative consent orders in connection with certain properties. Those subsidiaries may be subject to joint and several liabilities imposed by CERCLA on PRPs. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant in identifying PRPs and allocating or determining liability among them, the subsidiaries are unable to reasonably estimate the ultimate cost of compliance with such laws. Similarly, BNS LLC, a wholly-owned subsidiary of the BNS Liquidating Trust, has been named as a PRP at one previously disclosed site and a then-subsidiary of BNS (“BNS Sub”) has been identified as a PRP at another previously disclosed site. Based upon information currently available, BNS Liquidating Trust and BNS Sub do not expect that their respective environmental costs or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows of the Company, but there can be no such assurances to this effect.

Based upon information currently available, the HNH subsidiaries do not expect that their respective environmental costs, including the incurrence of additional fines and penalties, if any, will have a material adverse effect on them or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows of such subsidiaries or HNH, but there can be no such assurances. HNH anticipates that the subsidiaries will pay any such amounts out of their respective working capital, although there is no assurance that they will have sufficient funds to pay them. In the event that the HNH subsidiaries are unable to fund their liabilities, claims could be made against their respective parent companies, including HNH, for payment of such liabilities.

The sites where certain HNH subsidiaries have environmental liabilities include the following:

HNH has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that HNH sold in 2003 ("Sold Parcel") and an adjacent parcel ("Adjacent Parcel") that together comprise the site of a former HNH manufacturing facility. The remaining remediation, monitoring and regulatory administrative costs for the Sold Parcel are expected to approximate $100. With respect to the Adjacent Parcel, an ecological risk assessment has been completed and the results, along with proposed clean up goals, were submitted in the second quarter of 2016 to the CTDEEP for their review and approval. The next phase will be a physical investigation of the upland portion of the parcel. A work plan will be submitted in the third quarter of 2016 to the CTDEEP for review and approval. That work is expected to start in in the fourth quarter of 2016 and is estimated to cost $2,000. Investigation of the wetlands portion is not expected to start until the later part of 2017, pending regulatory approvals and setting goals for the entire parcel. The total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HNH.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of HNH, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and HNH, all after having the first $1,000 paid by the former owner/operator. As of June 30, 2016, total investigation and remediation costs of approximately $6,500 and $1,800 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The final Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or HNH.

HHEM has been complying with a 1987 consent order from the Massachusetts Department of Environmental Protection ("MADEP") to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. As a result of meetings and subsequent discussions with the MADEP, HHEM conducted additional work that was completed in the third quarter of 2015. HHEM expects to submit a follow-up response report to the MADEP in the third quarter of 2016. The cost of the follow up response report and subsequent decommissioning, and any additional costs that could result from the final review of the closure report by the MADEP, are not anticipated to be material.

SLI may incur environmental costs in the future as a result of past activities of its former subsidiary, SurfTech, at sites located in Pennsauken, New Jersey ("Pennsauken Site") and in Camden, New Jersey ("Camden Site"). At the Pennsauken Site, SLI reached an agreement with both the United States Department of Justice and the Environmental Protection Agency ("EPA") related to its liability and entered into a Consent Decree which governs the agreement. The Company agreed to perform remediation, which is substantially complete, and also to pay a fixed sum for the EPA's past costs. The fixed sum was to be paid in installments, and the final payment of $2,100 is due to be made in the second quarter of 2017. In December 2012, the Company received a demand letter from the office of the Deputy Attorney General of New Jersey ("NJ"). The demand is for $1,300 for past and future cleanup costs and $500 for natural resource damages for a total demand of $1,800. SLI has made a counter-offer to NJ in the amount of $300, which has been reserved for, and anticipates entering into discussions to address NJ's claims. The final scope and cost of those claims cannot be estimated at this time but is not expected to be outside a range of $300 to $1,800.

With respect to the Camden Site, SLI has reported soil contamination and a groundwater contamination plume emanating from the site. A Remedial Action Workplan ("RAWP") for soils is being developed and is expected to be submitted to the NJDEP in the third quarter of 2016, by the Licensed Site Remediation Professional ("LSRP") for the site. The RAWP for treatment of unsaturated soils is scheduled to be implemented during the third quarter of 2016 with post-remediation rebound testing and slab removal to be conducted in the second quarter of 2017. SLI's environmental consultants also implemented an interim remedial action pilot study to treat on-site contaminated groundwater, which consisted of injecting food-grade product, into the groundwater at the down gradient property boundary, to create a "bio-barrier." Post-injection groundwater monitoring to assess the bio-barrier's effectiveness was completed. Consistent decreases in target contaminants concentrations in groundwater were observed. In December 2014, a report was submitted to the NJDEP stating sufficient information was obtained from the pilot study to complete the full scale groundwater remedy design. A full scale groundwater bioremediation will be implemented during the fourth quarter of 2017 following the soil remediation mentioned above. A reserve of $1,400 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HNH.

SLI is currently participating in environmental assessment and cleanup at a commercial facility located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with the NJDEP and LSRP oversight, but contaminants of concern ("COCs") in groundwater and surface water, which extend off-site, still remain above applicable NJDEP remediation standards. A soil remedial action plan has been developed to remove the new soil source contamination that continues to impact groundwater. SLI's LSRP completed a supplemental groundwater remedial action, pursuant to a RAWP filed with, and permit approved by, the NJDEP, and a report was filed with the NJDEP in March 2015. The Company's consultants have developed cost estimates for supplemental remedial injections, soil excavation and additional tests and remedial activities. The LSRP has initiated the preparation of a Remedial Investigation Report which was sent to the NJDEP in May 2016, and has negotiated off-site access to the adjacent property and installed monitoring wells. Results of the initial samples detected COC's above NJDEP standards. There can no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HNH.

Litigation Matters

BNS Litigation Matters

BNS Sub has been named as a defendant in 1,365 alleged asbestos-related toxic-tort claims as of June 30, 2016. The claims were filed over a period beginning in 1994 through June 30, 2016. In many cases, these claims involved more than 100 defendants. Of the claims filed, 1,247 were dismissed, settled or granted summary judgment and closed as of June 30, 2016. Of the claims settled, the average settlement was less than $3. There remained 118 pending asbestos claims as of June 30, 2016. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $1,543 at June 30, 2016 and December 31, 2015 in estimated remaining self-insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973, although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of both June 30, 2016 and December 31, 2015, BNS Sub has accrued $1,422 relating to the open and active claims against BNS Sub. This accrual represents the Company's best estimate of the likely costs to defend against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded, through the retroactive billings by BNS Sub.

There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims, and that BNS Sub will not need to increase significantly its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

Other Litigation

In the ordinary course of our business, we are subject to other periodic lawsuits, investigations, claims and proceedings, including, but not limited to, contractual disputes, employment, environmental, health and safety matters, as well as claims associated with our historical acquisitions and divestitures. There is insurance coverage available for many of the foregoing actions. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations, claims and proceedings asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows, results of operations or liquidity.

16. RELATED PARTY TRANSACTIONS

Management Agreement with SP General Services LLC

The Manager receives a fee, pursuant to the terms of the Management Agreement, at an annual rate of 1.5% of total SPLP Partners' Capital ("Management Fee"), payable on the first day of each quarter and subject to quarterly adjustment. In addition, SPLP issued to the Manager partnership profits interests in the form of incentive units, which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP, which are determined as of the last day of each fiscal year (see Note 11 - "Capital and Accumulated Other Comprehensive Loss" for additional information on the incentive units).

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $2,122 and $2,184 for the three months ended June 30, 2016 and 2015, respectively, and $4,215 and $4,040 for the six months ended June 30, 2016 and 2015, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations. There were no unpaid amounts for management fees at June 30, 2016 or December 31, 2015.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $1,617 and $734 for the three months ended June 30, 2016 and 2015, respectively, and $2,236 and $1,455 for the six months ended June 30, 2016 and 2015, respectively. Unpaid amounts for reimbursable expenses were approximately $1,360 and $695 at June 30, 2016 and December 31, 2015, respectively, and are included in Payable to related parties in the Company's Consolidated Balance Sheets.

In the first quarter of 2015, SPLP issued units to WGL Capital Corp. ("Investment Manager"), an affiliate of the Manager. The units issued were for the final settlement of the additional liability due to the Investment Manager of approximately $1,800.

Corporate Services

Steel Services, through Management Services Agreements with its subsidiaries and portfolio companies, provides services which include assignment of C-Level management personnel, as well as a variety of services, including legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management services and other similar services. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, Steel Services has management services agreements with other companies considered to be related parties, including NOVT Corporation, Ore Holdings, Inc., J. Howard Inc., Steel Partners, Ltd., iGo and MLNK. In total, SP Corporate will charge approximately $3,881 annually to these companies. All amounts billed under these service agreements are classified as a reduction of Selling, general and administrative expenses.

Mutual Securities, Inc.

Pursuant to the Management Agreement, the Manager is responsible for selecting executing brokers. Securities transactions for SPLP are allocated to brokers on the basis of reliability and best price and execution. The Manager has selected

Mutual Securities, Inc. as an introducing broker and may direct a substantial portion of the managed entities' trades to such firm, among others. An officer of the Manager and SPH GP is affiliated with Mutual Securities, Inc. The commissions paid by SPLP to Mutual Securities, Inc. were not significant in any period. In addition, Mutual Securities, Inc. is the custodian for a portion of the Company's holdings in ModusLink common stock.

Other

At June 30, 2016 and December 31, 2015, several related parties and consolidated subsidiaries had deposits totaling $2,768 and $3,135, respectively, in WebBank. Approximately $704 and $1,298 of these deposits, including interest which was not significant, has been eliminated in consolidation as of June 30, 2016 and December 31, 2015, respectively.

17. SEGMENT INFORMATION

SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other, which are managed separately and offer different products and services. For a more complete description of the Company's segments, see "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview." Corporate assets, revenues and overhead expenses are not allocated to the segments.

Steel Services provides legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and similar services to other affiliated companies. Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $2,900, $2,000 and $1,175 for the three months ended June 30, 2016 and $2,500, $2,000 and $560 for the three months ended June 30, 2015. Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $5,900, $4,000 and $2,350 for the six months ended June 30, 2016 and $4,750, $4,000 and $1,100 for the six months ended June 30, 2015.

Segment information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Diversified industrial	$241,472	$193,271	$448,072	$331,253
Energy	21,715	35,610	41,714	74,495
Financial services	18,215	15,484	38,409	27,660
Corporate and other	166	7,289	627	32,827
Total	$281,568	$251,654	$528,822	$466,235
Income (loss) from continuing operations before income taxes:
Diversified industrial	$12,444	$15,853	$24,853	$25,422
Energy	2	(15,921)	(3,022)	(23,013)
Financial services	11,239	10,479	24,107	17,823
Corporate and other	(7,538)	2,403	(23,712)	19,309
Income from continuing operations before income taxes	16,147	12,814	22,226	39,541
Income tax provision	6,288	3,660	10,023	11,580
Net income from continuing operations	$9,859	$9,154	$12,203	$27,961
Income (loss) from equity method investments:
Diversified industrial	$5,969	$(459)	$8,078	$5,041
Energy	(220)	5,445	6,090	3,335
Corporate and other	(4,039)	(5,844)	(17,429)	(4,186)
Total	$1,710	$(858)	$(3,261)	$4,190

18. REGULATORY MATTERS

WebBank

WebBank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on WebBank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WebBank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. WebBank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

In July 2013, the Federal Deposit Insurance Corporation approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks ("Basel III"). Under the final rules, which began for WebBank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by WebBank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio ("CET1 Ratio") of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 Ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures. WebBank expects that its capital ratios under Basel III will continue to exceed the well capitalized minimum capital requirements, and such amounts are disclosed in the table below:

			Amount of Capital Required
			For Capital		Minimum Capital Adequacy With		To Be Well Capitalized Under
	Actual		Adequacy Purposes		Capital Buffer		Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016
Total Capital
(to risk-weighted assets)	$81,995	31.9%	$20,575	8.0%	$22,183	8.6%	$25,719	10.0%
Tier 1 Capital
(to risk-weighted assets)	$80,703	31.4%	$15,431	6.0%	$17,039	6.6%	$20,575	8.0%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$80,703	31.4%	$11,574	4.5%	$13,181	5.1%	$16,717	6.5%
Tier 1 Capital
(to average assets)	$80,703	22.0%	$14,694	4.0%	n/a	n/a	$18,367	5.0%

As of December 31, 2015
Total Capital
(to risk-weighted assets)	$65,353	22.7%	$23,076	8.0%	n/a	n/a	$28,845	10.0%
Tier 1 Capital
(to risk-weighted assets)	$64,535	22.4%	$17,307	6.0%	n/a	n/a	$23,076	8.0%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$64,535	22.4%	$12,980	4.5%	n/a	n/a	$18,749	6.5%
Tier 1 Capital
(to average assets)	$64,535	19.7%	$13,116	4.0%	n/a	n/a	$16,395	5.0%

SPLP

The Company historically has conducted its business, and continues to conduct its business and operations, in such a manner so as not to be deemed an investment company under the Investment Company Act of 1940, as amended ("Act"). Under the Act, the Company is required to meet certain qualitative tests related to the Company's assets and/or income, and to refrain from trading for short-term, speculative purposes. The Company has taken actions, including liquidating certain of our assets and acquiring additional interests in existing or new subsidiaries or controlled companies, to comply with these tests, or a relevant exception. Also, since the Company operates as a diversified holding company engaged in a variety of operating businesses, we do not believe we are primarily engaged in an investment company type business, nor do we propose to primarily engage in such a business. If we were deemed to be an investment company under the Act, we may need to further adjust our business strategy and assets, including divesting certain desirable assets immediately to fall outside of the definition or within an exemption, to register as an investment company or to cease operations.

19. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for each of the six month periods ending June 30, 2016 and 2015 is presented in the following table:

	Six Months Ended June 30,
	2016	2015
Cash paid during the period for:
Interest	$3,967	$4,762
Taxes	$13,006	$10,756
Non-cash investing activities:
Reclassification of investment in associated company to cost of an acquisition	$39,794	$66,239
Reclassification of available-for-sale securities to equity method investment	$—	$10,858
Securities received in exchange for financial instrument obligations	$—	$76
Securities delivered in exchange for settlement of financial instrument obligations	$9,155	$76
Non-controlling interest acquired in non-monetary exchange	$194	$—
Non-cash financing activities:
Subsidiary restricted stock awards surrendered to satisfy withholding upon vesting	$101	$32

20. SUBSEQUENT EVENTS
On July 27, 2016, API acquired Hazen Paper Company's lamination facility and business in Osgood, Indiana for approximately $14,000. The acquisition is part of API's strategy to focus on brand enhancement solutions for the packaging market, and it enables API to provide a combined foils and laminate offering to customers in the U.S., while giving broader coverage for its global customers.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, unless the context otherwise requires, the terms "we," "us," "our," "SPLP" and the "Company" refer to Steel Partners Holdings L.P., a Delaware limited partnership.

The following discussion is intended to assist you in understanding our present business and the results of operations, together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes contained in this Quarterly Report on Form 10-Q, along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

All monetary amounts used in this discussion are in thousands, except common unit and share amounts.
OVERVIEW
SPLP is a global diversified holding company that engages in multiple businesses through consolidated subsidiaries, associated companies and other interests. It owns and operates businesses and has significant interests in companies in various industries, including diversified industrial products, energy, defense, supply chain management and logistics, banking and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other, which are managed separately and offer different products and services.
The Diversified Industrial segment consists of the operations of Handy & Harman Ltd. ("HNH"), a diversified holding company that owns a variety of manufacturing operations encompassing joining materials, tubing, building materials, performance materials, electrical products and cutting replacement products and services businesses. The Diversified Industrial segment also includes the operations of WebFinancial Holding LLC ("WFH LLC") beginning in the second quarter of 2015, which through its subsidiary API Group plc ("API"), is a manufacturer and distributor of foils, films and laminates used to enhance the visual appeal of products and packaging.

The Energy segment consists of Steel Excel Inc. ("Steel Excel"), which provides drilling and production services to the oil and gas industry. Through its wholly-owned subsidiary Steel Sports Inc., Steel Excel's sports business is a social impact organization that strives to provide a first-class youth sports experience, emphasizing positive experiences and instilling the core values of discipline, teamwork, safety, respect and integrity. Steel Excel also continues to identify other new business acquisition opportunities. The operations of Steel Sports are not considered material to SPLP and are included in our Energy segment.

The Financial Services segment consists of WebBank and WF Asset Corp. WebBank originates and funds consumer and small business loans through lending programs with unaffiliated companies that market and service the programs ("Marketing Partners"), where the Marketing Partners provide marketing and servicing for the loans and subsequently purchase the loans (or interests in the loans) that are originated by WebBank. WebBank also has private-label financing programs that are branded for a specific retailer, manufacturer, dealer channel, or proprietary network and bank card programs. WebBank also participates in syndicated commercial and industrial, as well as asset-based credit facilities and asset-based securitizations through relationships with other financial institutions. WF Asset Corp. owns a portfolio of investments. WebBank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the current limits, and the bank is examined and regulated by the FDIC and the State of Utah Department of Financial Institutions.

The Corporate and Other segment consists of several consolidated subsidiaries, including Steel Services Ltd. ("Steel Services"), DGT Holdings Corp. ("DGT") and the BNS Holdings Liquidating Trust ("BNS Liquidating Trust"), as well as various investments and cash and cash equivalents. Corporate revenues primarily consist of investment and other income, investment gains and losses and rental income. Steel Services provides legal, tax, accounting, treasury, consulting, auditing, administration, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management services and similar services to other affiliated companies.

The following table presents the composition of our segments, which include the operations of our consolidated subsidiaries, as well as income or loss from equity method investments and other investments. Our segments are managed separately and offer different products and services.

Diversified Industrial	% Owned at June 30, 2016	Energy	% Owned at June 30, 2016	Financial Services	% Owned at June 30, 2016	Corporate and Other	% Owned at June 30, 2016
HNH (1)	69.9%	Steel Excel (1)	64.2%	WebBank (1), (3)	91.2%	Steel Services (1)	100%
WFH LLC (1), (2), (3)	91.2%	Aviat Networks, Inc. ("Aviat") (4)	12.7%			DGT (1)	100%
		iGo Inc. (4)	45.7%			BNS Liquidating Trust (1)	84.9%
						ModusLink Global Solutions, Inc. ("MLNK") (4)	31.3%
(1) Consolidated subsidiary.
(2) WFH LLC (formerly CoSine Communications, Inc.("CoSine")) consists of the operations of API.
(3) Wholly owned by WebFinancial Holding Corporation ("WFHC"), a 91.2% owned subsidiary of SPLP.
(4) Equity method investment.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$281,568	$251,654	$528,822	$466,235
Cost of goods sold	198,015	167,972	368,938	299,118
Selling, general and administrative expenses	63,882	51,230	125,187	111,689
Interest expense	2,332	2,139	4,365	4,173
All other expenses, net	2,912	16,114	4,388	19,790
Total costs and expenses	267,141	237,455	502,878	434,770
Income from continuing operations before income taxes, equity method income (loss) and investments held at fair value	14,427	14,199	25,944	31,465
Income tax provision	6,288	3,660	10,023	11,580
Income (loss) from equity method investments and investments held at fair value:
Income (loss) of associated companies, net of taxes	1,710	(820)	(3,261)	3,829
(Loss) income from other investments - related party	—	(38)	—	361
Income (loss) from investments held at fair value	10	(527)	(457)	3,886
Net income from continuing operations	9,859	9,154	12,203	27,961
Net (loss) income from discontinued operations	—	(148)	—	86,823
Net income	9,859	9,006	12,203	114,784
Net (income) loss attributable to noncontrolling interests in consolidated entities	(650)	1,573	(1,032)	(25,774)
Net income attributable to common unitholders	$9,209	$10,579	$11,171	$89,010

Revenue

Revenue for the three months ended June 30, 2016 increased $29,914, or 11.9%, as compared to the same period last year. Growth from the acquisitions of SL Industries, Inc. ("SLI") (June 2016), JPS Industries, Inc. ("JPS") (July 2015) and API (April 2015) was 20.4%, partially offset by a net decline in core revenue of 5.9% and other decreases such as lower investment gains of 2.6%. The net core revenue decline was primarily due to a decrease in the Energy segment, partially offset by an increase in core revenue in the Financial Services segment.

Revenue for the six months ended June 30, 2016 increased $62,587, or 13.4%, as compared to the same period last year. Growth from the acquisitions of SLI, JPS and API was 26.2%, partially offset by a net decline in core revenues of 5.5% and other decreases such as silver prices and lower investment gains of 7.3%. The net core revenue decline was primarily due to a decrease in the Energy segment, partially offset by an increase in core revenues in the Financial Services segment.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2016 increased $30,043, or 17.9%, and increased $69,820, or 23.3%, in the six months ended June 30, 2016, when compared to the same periods last year, primarily due to an increase in the Diversified Industrial segment, partially offset by a decrease in the Energy segment due to lower revenue. The increase in the Diversified Industrial segment was primarily due to the acquisitions of SLI, JPS and API, as well as higher duties paid on certain imports and amortization related to the fair value adjustment to acquisition-date inventories associated with HNH's SLI acquisition.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2016 increased $12,652, or 24.7%, when compared to the same period last year, primarily due to the acquisitions of SLI, JPS and API, higher personnel costs at WebBank to support the increase in their business and the non-recurrence of the reduction in incentive unit expense that was recorded in the 2015 period. These SG&A expense increases were partially offset by a decrease due to the receipt of a litigation settlement in the second quarter of 2016 by Steel Excel.
SG&A expenses for the six months ended June 30, 2016 increased $13,498, or 12.1%, when compared to the same period of 2015, primarily due to the acquisitions of SLI, JPS and API and higher personnel costs at WebBank to support the increase in their business. These SG&A expense increases were partially offset by lower non-cash incentive unit expense, lower corporate employee costs, lower professional fees and a decrease due to the receipt of a litigation settlement in the second quarter of 2016 by Steel Excel.
Interest Expense
Interest expense for the three months ended June 30, 2016 and 2015 was $2,332 and $2,139, respectively, and was $4,365 and $4,173 for the six months ended June 30, 2016 and 2015, respectively. The higher interest expense for both three and six months ended June 30, 2016 was primarily due to higher borrowing levels in 2016, primarily to fund HNH's recent acquisitions.
All Other Expenses, Net

All other expenses, net decreased $13,202 in the three months ended June 30, 2016, compared to the same period last year, primarily due to lower asset impairment charges of approximately $15,740, partially offset by higher losses from derivatives, higher finance interest expense and lower gains on investment activity by Steel Excel recorded in the 2016 period. In the three months ended June 30, 2016, the Company recorded an impairment charge of $7,000 due to the approved closure of an HNH facility, and for the three months ended June 30, 2015, the Company recorded impairment charges of $22,740 due to an other-than-temporary decline in fair value of certain marketable securities.

All other expenses, net decreased $15,402 in the six months ended June 30, 2016, compared to the same period last year, primarily due to lower asset impairment charges of approximately $19,868, partially offset by higher losses from derivatives, higher finance interest expense and lower gains on investment activity by Steel Excel recorded in the 2016 period. In the six months ended June 30, 2016, the Company recorded impairment charges of $8,470 due to the aforementioned approved closure of an HNH facility and an other-than-temporary decline in fair value of certain marketable securities. For the six months ended June 30, 2015, the Company recorded impairment charges of $28,338 due to an other-than-temporary decline in fair value of certain marketable securities.

Income Taxes
As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. Provision has been made for federal, state, local or foreign income taxes on the results of operations generated by our consolidated subsidiaries, and these are reflected within continuing and discontinued operations. The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in the valuation allowances, various permanent differences included in the provisions of our subsidiaries, and partnership income not subject to taxation.
Tax provisions of $6,288 and $3,660 were recorded for the three months ended June 30, 2016 and 2015, respectively, and tax provisions of $10,023 and $11,580 were recorded for the six months ended June 30, 2016 and 2015, respectively.
During the fourth quarter of 2015, WFHC and CoSine entered into a series of transactions whereby CoSine was merged with and into WFH LLC, a newly formed wholly owned subsidiary of WFHC, which is disregarded for income tax purposes. Also, in the fourth quarter of 2015, the Company recorded a tax benefit in continuing operations of approximately $111,881 associated with the reversal of deferred tax valuation allowances attributable to federal net operating loss carryforwards of approximately $329,600 associated with WFHC, WebBank and the newly merged CoSine business (the "WFHC U.S. Consolidated Group") given the resulting change in its judgment about the realizability of the associated deferred tax assets. During the first quarter of 2016, the Company revised its calculation of the expected benefit to be derived from the realizability of federal deferred tax assets of the WFHC U.S. Consolidated Group and recorded an additional tax benefit in continuing operations of approximately $4,182 in the six months ended June 30, 2016.

In the first quarter of 2015, Steel Excel identified an error related to the manner in which the provision for income taxes had reflected the tax effects related to unrealized gains and losses on available-for-sale securities during 2014 and 2013. As a result, the Company recorded an adjustment to its tax provision of approximately $3,500 in the six months ended June 30, 2015.

Income (Loss) of Associated Companies, Net of Taxes

Income (loss) of associated companies includes income or loss recognized on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee (see Note 7 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q for additional information). The table below details the income or (loss) recorded for our investments in associated companies for the three and six months ended June 30, 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
WFH LLC (formerly CoSine)	$—	$—	$—	$(602)
MLNK	(4,164)	(5,779)	(16,912)	(4,053)
SLI	5,969	(4,119)	8,078	(388)
JPS	—	3,660	—	5,429
API Technologies Corp.	343	5,031	7,089	4,345
Aviat	(496)	563	(961)	(724)
Other	58	(176)	(555)	(178)
Income (loss) of associated companies, net of taxes	$1,710	$(820)	$(3,261)	$3,829

Net (Loss) Income from Discontinued Operations

The net income from discontinued operations in the six months ended June 30, 2015 represents the gain on sale of HNH's former Arlon, LLC ("Arlon") business. For additional information on the Arlon disposition, see Note 3 - "Discontinued Operations and Asset Impairment Charges" to the SPLP financial statements found elsewhere in this Form 10-Q.

SEGMENT RESULTS OF OPERATIONS

The following is a summary of SPLP's consolidated operating results, classified by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Diversified industrial	$241,472	$193,271	$448,072	$331,253
Energy	21,715	35,610	41,714	74,495
Financial services	18,215	15,484	38,409	27,660
Corporate and other	166	7,289	627	32,827
Total Revenue	$281,568	$251,654	$528,822	$466,235
Income (loss) from continuing operations before income taxes:
Diversified industrial	$12,444	$15,853	$24,853	$25,422
Energy	2	(15,921)	(3,022)	(23,013)
Financial services	11,239	10,479	24,107	17,823
Corporate and other	(7,538)	2,403	(23,712)	19,309
Income from continuing operations before taxes	16,147	12,814	22,226	39,541
Income tax provision	6,288	3,660	10,023	11,580
Net income from continuing operations	9,859	9,154	12,203	27,961
(Loss) income from discontinued operations	—	(148)	—	86,823
Net (income) loss attributable to noncontrolling interests in consolidated entities	(650)	1,573	(1,032)	(25,774)
Net income attributable to common unitholders	$9,209	$10,579	$11,171	$89,010

Diversified Industrial

Net sales for the three months ended June 30, 2016 increased by $48,201, or 24.9%, when compared to the same period in 2015. The change in net sales reflects approximately $51,000 in incremental sales associated with the SLI, JPS and API acquisitions. Excluding the impact of HNH's SLI and JPS acquisitions, HNH's value added sales, defined as net sales less revenue from the direct purchase and resale of precious metals, decreased by approximately $3,600 due primarily to lower volume from the joining materials business, partially offset by growth from the building materials business. On a comparative basis, API's net sales were relatively flat for the three months ended June 30, 2016, when compared to the same period last year.
Segment operating income for the three months ended June 30, 2016 decreased by $3,409, or 21.5%, when compared to the same period last year, primarily due to asset impairment charges of $7,900, of which $900 unfavorably impacted gross profit, due to the approved closure of an HNH facility and higher SG&A expenses of $9,869, partially offset by higher gross profit of $8,373 and higher income of $6,428 recorded from equity method investments. The higher SG&A expenses and higher gross profit were both driven primarily by the SLI, JPS and API acquisitions.

Net sales for the six months ended June 30, 2016 increased by $116,819, or 35.3%, when compared to the same period in 2015. The change in net sales reflects approximately $122,000 in incremental sales associated with the SLI, JPS and API acquisitions. These increases were partially offset by a reduction of approximately $2,100 in net sales at HNH due to lower average silver prices. Excluding the impact of HNH's JPS and SLI acquisitions, HNH's value added sales decreased by approximately $3,500 due primarily to lower volume from the joining materials business, partially offset by growth from the building materials business. The average silver market price was approximately $15.86 per troy ounce during the first half of 2016, as compared to $16.58 per troy ounce in the same period in 2015. On a comparative basis, API's net sales were relatively flat for the six months ended June 30, 2016, when compared to the same period last year.

Segment operating income for the six months ended June 30, 2016 decreased by $569, or 2.2%, when compared to the same period last year, primarily due to asset impairment charges of $7,900, of which $900 unfavorably impacted gross profit, due to the approved closure of an HNH facility and higher SG&A expenses of $18,759, partially offset by higher gross profit of $23,279 and higher income of $3,037 recorded from equity method investments. The higher SG&A expenses were primarily driven by the SLI, JPS and API acquisitions and the non-recurrence of an insurance reimbursement of $1,200 for previously incurred environmental remediation costs recorded in the 2015 period, which were partially offset by lower benefit and stock-based compensation charges at HNH. The higher gross profit in the six months ended June 30, 2016 was primarily driven by the SLI, JPS and API acquisitions, as well as an increase in core growth at HNH of approximately $3,400 due to higher gross profit from its building materials business.

Energy

The continuing weakness in the oil services industry had an adverse effect on the results of operations of the Company's Energy segment in the first six months of 2016. The decline in energy prices, particularly the significant decline in oil prices, has resulted in the Energy segment's customers, the oil and gas exploration and production companies ("E&P Companies"), cutting back on their capital expenditures, which has resulted in reduced drilling activity. In addition, the E&P Companies have sought price concessions from their service providers to offset their drop in revenue. Such actions on the part of the E&P Companies had an adverse effect on the operations of the Energy segment in 2016. The Energy segment has experienced a decline in rig utilization in all of its operations and prices for its services have declined. Steel Excel has taken certain actions and instituted cost-reduction measures in an effort to mitigate these adverse effects. The Energy segment's results of operations going forward will be dependent on the price of oil, the resulting well production and drilling rig count in the basins in which it operates, and Steel Excel's ability to return to the pricing and service levels of the past as oil prices increase. The drilling rig count in North America has declined significantly, which has directly impacted the segment's rig utilization, and the pricing for the segment's services has declined. The North American drilling rig count has continued to decline in 2016, and as a result, Steel Excel expects the Energy segment to experience a further decline in operating income in 2016, as compared to the 2015 results.

Net revenue for the three months ended June 30, 2016 decreased $13,895, or 39.0%, and decreased $32,781, or 44.0%, for the six months ended June 30, 2016, when compared to the same periods of 2015. The decreases in net revenue in both periods was primarily due to the decline in rig utilization and the decline in prices that resulted from the adverse effects the decline in energy prices had on the oil services industry.

Segment operating income for the three months ended June 30, 2016 increased $15,923, or 100.0%, when compared to the same period of 2015 primarily due to the non-recurrence of $22,740 of impairment charges related to marketable securities recorded in the 2015 period and a decrease in SG&A expenses in the 2016 period of $3,729, primarily due to the receipt of a litigation settlement in the second quarter of 2016. These changes were partially offset by lower income from equity method investments and a decrease in gross profit of $5,665 and $4,167, respectively, in the three months ended June 30, 2016, when compared to the same period last year. The decrease in gross profit was primarily due to the decline in revenue in the energy business.

Segment operating loss for the six months ended June 30, 2016 decreased $19,991, or 86.9%, when compared to the same period of 2015. Significant changes in the 2016 period were lower impairment charges of $21,270 related to marketable securities, lower SG&A expenses of $3,123 due to the receipt of a litigation settlement, higher gains on sales of investments of $1,536 and higher income from equity method investments of $2,755. These changes were partially offset by a decrease in gross profit of $9,176 in the six months ended June 30, 2016, when compared to the same period last year. The decrease in gross profit was primarily due to the decline in revenue in the energy business.

Financial Services

Revenue for the three months ended June 30, 2016 increased $2,731, or 17.6%, and increased $10,749, or 38.9%, in the six months ended June 30, 2016, when compared to the same periods last year. The revenue growth in both periods was due to increased volume in WebBank's existing lending programs and the restructuring of a program that created a gain on sale.

Segment operating income for the three months ended June 30, 2016 increased $760, or 7.3%, and increased $6,284, or 35.3%, in the six months ended June 30, 2016, when compared to the same periods last year. The increases in segment operating income in the 2016 periods were due to the higher revenue discussed above, partially offset by higher SG&A expenses due to higher personnel expenses in 2016 to support the growth in WebBank's business, higher finance interest expense due to a larger deposit balance to support asset growth and an increase in the provision for loan losses due to an increase in impaired loans.

Corporate and Other

Revenue

Revenue decreased $7,123, or 97.7%, in the three months ended June 30, 2016 and decreased $32,200, or 98.1%, in the six months ended June 30, 2016, when compared to the same periods in 2015. The decrease in the three months ended June 30, 2016 was due to net investment gains of $7,185, which were recorded in the second quarter of 2015 due to gains on sales of available-for-sale securities. The decrease in the six months ended June 30, 2016 was due to net investment gains of $32,323 which were recorded in the 2015 period due to gains on sales of available-for-sale securities of approximately $25,400 and a gain on our investment in CoSine of approximately $6,900 resulting from the re-measurement of our investment upon the acquisition of a majority interest in CoSine in January 2015 (see Note 2 - "Acquisitions" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q).

Segment operating income decreased $9,941 in the three months ended June 30, 2016, compared to the same period of 2015, as a result of the non-recurrence of the aforementioned net investment gains of $7,185 recorded in the 2015 period and higher costs and expenses in 2016, substantially due to the non-recurrence of the reduction of non-cash incentive unit expense that was recorded in the 2015 period. These decreases to segment operating income were partially offset by lower losses of approximately $2,300 on equity method and other investments recorded at fair value in the three months ended June 30, 2016, compared to the same period of 2015.
Segment operating income decreased $43,021 in the six months ended June 30, 2016, compared to the same period of 2015, as a result of the non-recurrence of the aforementioned net investment gains of $32,323 recorded in the 2015 period and higher losses of approximately $17,000 on equity method and other investments recorded at fair value in the 2016 period. These decreases to segment operating income were partially offset by lower costs and expenses recorded in the 2016 period due to lower non-cash incentive unit expense, lower corporate employee costs and lower professional fees during the six months ended June 30, 2016, compared to the same period of 2015.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$103,507	$(32,890)
Net cash (used in) provided by investing activities	(56,482)	126,256
Net cash provided by (used in) financing activities	135,028	(68,427)
Change for the period	$182,053	$24,939
Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2016 was $103,507. Net income from continuing operations of $12,203 was impacted by certain non-cash items and a decrease of $45,063 relating to changes in certain operating assets and liabilities. The decrease was primarily due to a decrease of $75,839 in loans held for sale due to the timing of loan originations and the level of activity at WebBank and an increase in accounts payable and accrued and other liabilities of $7,635 due to the timing of payments of trade payables. These changes were partially offset by an increase of $30,994 in accounts receivable due to the timing of receipts and an increase in inventories of $3,669.

Net cash used in operating activities for the six months ended June 30, 2015 was $32,890. Net income from continuing operations of $27,961 was impacted by certain non-cash items and an increase of $74,780 relating to changes in certain operating assets and liabilities. Of this increase, $21,614 was from an increase in accounts receivable, $3,291 was from an increase in inventories, $3,207 was from an increase in in prepaid expenses and other current assets and $43,283 was from an increase in loans held for sale. The increase in accounts receivable was primarily due to HNH, which had higher net sales in the first six months of 2015, as compared to the fourth quarter of 2014 due to year-end plant shutdowns. These changes were partially offset by an increase of $3,385 in accounts payable and accrued and other liabilities and were also impacted by $2,266 in cash used in operating activities of discontinued operations.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was $56,482. Significant items included net cash paid for HNH's acquisition of SLI of $117,206 and purchases of property, plant and equipment of $11,450, partially offset by net proceeds from sales of investments, primarily by Steel Excel, of $49,740 and proceeds from sales of assets of $9,341, primarily as a result of the sale of API's security holographics business.

Net cash provided by investing activities for the six months ended June 30, 2015 was $126,256. Significant items included proceeds received from HNH's sale of Arlon of $152,889 and net proceeds from sales of investments of $41,711, primarily due to CoSine's sale of Nathan's Famous, Inc. shares and net proceeds from investment sales by Steel Excel. These increases were partially offset by purchases of property, plant and equipment of $10,404, acquisitions of $51,504 and additional investments in associated companies, primarily MLNK, of $7,607.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $135,028, primarily due to net revolver borrowings, primarily by HNH, of $127,864 to fund the acquisition of SLI and a net increase in deposits of $37,933. These increases were partially offset by cash used to purchase the Company's common units of $7,297 and subsidiaries' purchases of their common stock of $20,666.

Net cash used in financing activities for the six months ended June 30, 2015 was $68,427. This was due primarily to net revolver payments of $78,052, repayments of term loans of $7,448, subsidiary's purchases of the Company's common units of $4,458 and purchases of SPLP common units of $1,917, partially offset by a net increase in deposits of $22,806.

LIQUIDITY AND CAPITAL RESOURCES

SPLP (excluding its operating subsidiaries, the "Holding Company") is a global diversified holding company whose assets principally consist of the stock of its direct subsidiaries, non-controlling investments in equity securities, and cash and cash equivalents. SPLP strives to enhance the liquidity and business operations of its companies and increase long-term value for unitholders and stakeholders through balance sheet improvements, strategic allocation of capital and operational and growth initiatives. The Company uses a set of tools and processes called the Steel Business System to drive operational and sales efficiencies across each of its business units. The Steel Business System is designed to drive strategy deployment and sales and marketing based on lean principles. SPLP's operational initiatives include creating efficiencies through consolidated purchasing and materials sourcing provided by the Steel Partners Purchasing Council, which arranges shared purchasing programs and is reducing costs for, and providing other benefits to, a number of SPLP's companies. The Company strives to reduce our companies' operational costs, and enhance growth and profitability, through the implementation of Steel Partners Operational Excellence Programs, which include the deployment of Lean Manufacturing, Design for Six Sigma, Six Sigma and Strategy Deployment. SPLP is focused on reducing corporate overhead of our companies by centralizing certain administrative and corporate services through Steel Partners Corporate Services that provides management, consulting and advisory services.

The Holding Company's principal sources of funds, a portion of which are used to pay its overhead expenses, are available cash resources, servicing contracts with subsidiaries and affiliates, borrowings, investments, public and private capital market transactions, distributions or dividends from subsidiaries and/or investments, as well as dispositions of existing businesses. Investments, which are generally recorded at fair value, are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a reasonable period of time. As of June 30, 2016, the Holding Company had cash and cash equivalents of approximately $4,700 and investments of approximately $91,300, of which approximately $86,300 is either pledged as collateral under the credit facility with PNC Bank, National Association ("PNC Credit Facility") or restricted. The PNC Credit Facility provides for a revolving credit facility with borrowing availability of up to $105,000. The Holding Company's availability under the PNC Credit Facility was approximately $30,000 as of June 30, 2016.

The Holding Company generally does not have access to the cash flow generated by the Company's operating businesses for its needs, and the operating businesses generally do not rely on the Holding Company to support their operating activities. The Holding Company and it's operating businesses believe that they have access to adequate resources to meet their needs for normal operating costs, capital expenditures, pension payments, debt obligations, working capital for their existing business and acquisitions for at least the next twelve months. These resources include cash and cash equivalents, investments, cash provided by operating activities and unused lines of credit. The Holding Company and its operating businesses' ability to satisfy their debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions will depend upon their future operating performance, which will be affected by prevailing economic conditions in the markets in which they operate, as well as financial, business and other factors, some of which are beyond their control. There can be no assurances that the Holding Company and its operating businesses will continue to have access to their lines of credit if their financial performance does not satisfy the financial covenants set forth in their respective financing agreements, which could also result in the acceleration of their debt obligations by their respective lenders, adversely affecting liquidity.

Below are liquidity discussions for each of our operating businesses:

As of June 30, 2016, HNH's working capital was $166,060, as compared to working capital of $119,246 as of December 31, 2015. HNH's principal source of liquidity is its cash flows from operations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Corporation Pension Plan and paying HNH's administrative costs. HNH expects to have required minimum contributions to the WHX Corporation Pension Plan of $9,700 for the remainder of 2016, and $27,500, $32,900, $33,200, $32,000 and $82,900 in 2017, 2018, 2019, 2020, and for the five years thereafter, respectively. For JPS' pension plan, HNH expects to have required minimum contributions of $500 for the remainder of 2016, and $7,300, $8,700, $5,700, $3,400, and $13,400 in 2017, 2018, 2019, 2020 and for the five years thereafter, respectively. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described above, as well as other changes such as any plan termination or other acceleration events. HNH's senior credit agreement provided for an up to $365,000 senior secured revolving credit facility. On March 23, 2016, HNH entered into an amendment to its senior credit agreement to increase the size of the credit facility by $35,000 to an aggregate amount of $400,000. As of June 30, 2016, HNH's availability under its senior secured revolving credit facility was $92,500.

As of June 30, 2016, WFH LLC's working capital was approximately $36,300. API, in the United Kingdom, has a multi-currency revolving agreement of £13,500 (approximately $18,000) that expires on December 31, 2017. At June 30, 2016, approximately $7,556 was outstanding under the facility. API also has a revolving facility in the U.S that expires in June 2018, including a revolving facility of up to approximately $4,500 as of June 30, 2016. At June 30, 2016, $2,580 was outstanding under the facility.

As of June 30, 2016, Steel Excel's working capital was approximately $171,600. Steel Excel's principal source of liquidity is cash, cash equivalents and marketable securities on hand. The marketable securities included short-term deposits, corporate debt, equity instruments and mutual funds. Steel Excel's credit agreement, as amended, ("Amended Credit Agreement") provides for a borrowing capacity of $105,000, consisting of a $95,000 secured term loan ("Term Loan") and up to $10,000 in revolving loans ("Revolving Loans"), subject to a borrowing base of 85% of the eligible trade receivables. At June 30, 2016, $42,900 was outstanding under the Amended Credit Agreement, all of which represented the Term Loan, and $10,000 was available for future borrowing under the Revolving Loans.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $204,513 and $80,226 in cash at the Federal Reserve Bank and in its Fed Funds account at its correspondent bank at June 30, 2016 and December 31, 2015, respectively. WebBank had $17,400 in lines of credit from its correspondent banks at June 30, 2016 and December 31, 2015 and had $39,472 and $38,667 available from the Federal Reserve discount window at June 30, 2016 and December 31, 2015, respectively. WebBank had a total of $261,385 and $136,293 in cash, lines of credit and access to the Federal Reserve Bank discount window at June 30, 2016 and December 31, 2015, respectively, which represents approximately 69.1% and 42%, respectively, of WebBank's total assets.

Contractual Commitments and Contingencies

There were no material changes in the Company's contractual obligations at June 30, 2016, as compared to those reported in the Company's annual report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Risk

We have off-balance sheet risk related to certain financial instruments, including futures and undisbursed loan commitments. For additional information regarding these arrangements, refer to Note 9 - “Financial Instruments,” to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2016 compared to those reported in our 2015 Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), including, in particular, forward-looking statements under the headings "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements appear in a number of places in this report and include statements regarding the Company's intent, belief or current expectations with respect to (i) its financing plans, (ii) trends affecting its financial condition or results of operations, and (iii) the impact of competition. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements in addition to historical information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Chief Financial Officer concluded that as of June 30, 2016, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to Company management, including the Principal Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

The Company's subsidiary, HNH, completed the acquisitions of SLI and JPS on June 1, 2016 and July 2, 2015, respectively, and the acquisitions of CoSine and API were completed on January 20, 2015 and April 17, 2015, respectively. The Company's management excluded the operations of these business from its evaluation of, and conclusion on, the effectiveness of managements internal control over financial reporting as of December 31, 2015. These businesses represent approximately 19.2% of the Company's total assets as of June 30, 2016 and approximately 26.0% of the Company's revenue for the six months then ended. The Company's management will fully integrate the operations of JPS, CoSine and API into its assessment of the effectiveness of its internal control over financial reporting in 2016, and SLI will be integrated into such assessment in 2017.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except for the changes in internal control over financial reporting associated with HNH integrating its acquisition of SLI, which was completed on June 1, 2016.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business.  For further information regarding our legal proceedings, see our legal proceedings set forth in Note 15 - "Commitments and Contingencies," to the SPLP consolidated financial statements included in Part I of this Report.

Item 1A. Risk Factors

In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the factors discussed under "Cautionary Statement Regarding Forward-Looking Statements" above and under "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2015, and the risk factor set forth below. These risks could materially and adversely affect our business, financial condition and results of operations. These enumerated risks are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Transfer restrictions contained in the Company's Protective Amendment to the Fifth Amended and Restated Agreement of Limited Partnership and other factors could hinder the development of an active market for our common units.

There can be no assurance as to the volume of our common units or the degree of price volatility for our common units traded on the New York Stock Exchange. There are transfer restrictions contained in the Protective Amendment to the Company's Fifth Amended and Restated Agreement of Limited Partnership ("Limited Partnership Agreement") to help protect net operating tax loss carryforwards of certain of the Company's corporate subsidiaries and other portfolio companies. The transfer restrictions will expire three years after the execution of the Limited Partnership Agreement, and they could hinder development of an active market for our common units.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

On May 13, 2016, the Board of Directors of the general partner of the Company approved the repurchase of up to an aggregate of $5,000 of the Company's common units. Having been fully utilized in May 2016, on June 9, 2016, the Board of Directors of the general partner of the Company approved the additional repurchase of up to an aggregate of $15,000 of the Company's common units ("June 2016 Repurchase Program"). Any purchases made under the June 2016 Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. The June 2016 Repurchase Program has no termination date.

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 through April 30, 2016	—	$—	—	$—
May 1, 2016 through May 31, 2016	346,163	$14.69	346,163	$—
June 1, 2016 through June 30, 2016	157,300	$14.06	157,300	$12,800
	503,463		503,463

Item 6. Exhibits

Exhibit No.	Description
Exhibit 2.1
Agreement and Plan of Merger, dated as of April 6, 2016, by and among Handy & Harman Ltd., Handy & Harman Group Ltd., SLI Acquisition Co. and SL Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Handy & Harman Ltd. with the Securities and Exchange Commission on April 7, 2016)

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

Dated:	August 4, 2016	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ Douglas B. Woodworth
Douglas B. Woodworth
Chief Financial Officer
(Principal Accounting Officer)