Form 10-Q
period 2016-09-30
STEEL PARTNERS HOLDINGS L.P.
filed 2016-11-07
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

Commission File Number: 001-35493

STEEL PARTNERS HOLDINGS L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3727655
(State of Incorporation)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 32nd Floor
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 520-2300
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the Registrant's common units as of November 3, 2016 was 26,152,976.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(unaudited)
(in thousands, except common units)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$328,339	$185,852
Restricted cash	12,446	21,644
Marketable securities	67,290	80,842
Trade and other receivables - net of allowance for doubtful accounts of $2,863 and $1,945, respectively	170,236	114,215
Receivables from related parties	335	1,722
Loans receivable, including loans held for sale of $107,318 and $159,592, respectively, net	115,599	164,987
Inventories, net	127,619	102,267
Prepaid expenses and other current assets	23,883	45,396
Assets held for sale	2,549	2,549
Total current assets	848,296	719,474
Long-term loans receivable, net	75,100	62,036
Goodwill	191,397	101,853
Other intangible assets, net	235,737	138,963
Deferred tax assets	178,221	212,894
Other non-current assets	26,020	26,937
Property, plant and equipment, net	263,937	255,402
Long-term investments	114,905	167,214
Total Assets	$1,933,613	$1,684,773
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$90,656	$59,992
Accrued liabilities	69,885	60,802
Financial instruments	12,446	21,639
Deposits	66,782	155,112
Payables to related parties	755	704
Short-term debt	1,237	1,269
Current portion of long-term debt	3,622	2,176
Other current liabilities	15,846	19,105
Liabilities of discontinued operations	450	450
Total current liabilities	261,679	321,249
Long-term deposits	223,134	97,060
Long-term debt	418,105	235,913
Accrued pension liabilities	263,779	276,525
Deferred tax liabilities	2,904	4,759
Other non-current liabilities	11,052	8,905
Total Liabilities	1,180,653	944,411
Commitments and Contingencies
Capital:
Partners' Capital common units: 26,152,976 and 26,632,689 issued and outstanding (after deducting 10,558,687 and 10,055,224 units held in treasury, at cost of $164,900 and $157,603), respectively	636,388	612,302
Accumulated other comprehensive loss	(50,818)	(54,268)
Total Partners' Capital	585,570	558,034
Noncontrolling interests in consolidated entities	167,390	182,328
Total Capital	752,960	740,362
Total Liabilities and Capital	$1,933,613	$1,684,773

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Diversified industrial net sales	$274,327	$224,635	$722,399	$555,888
Energy net revenue	27,154	33,480	68,868	107,975
Financial services revenue	15,368	18,226	53,777	45,886
Investment and other income	164	105	791	609
Net investment (losses) gains	—	(56)	—	32,267
Total revenue	317,013	276,390	845,835	742,625
Costs and expenses:
Cost of goods sold	221,876	195,384	590,814	494,502
Selling, general and administrative expenses	73,592	57,202	198,779	168,891
Asset impairment charges	3,057	9,202	11,527	37,540
Finance interest expense	640	370	1,832	959
Provision for (recovery of) loan losses	484	(69)	919	(39)
Interest expense	3,025	2,347	7,390	6,520
Realized and unrealized loss (gain) on derivatives	275	(168)	814	(273)
Other income, net	(972)	(8,011)	(7,220)	(17,073)
Total costs and expenses	301,977	256,257	804,855	691,027
Income from continuing operations before income taxes, equity method income (loss) and investments held at fair value	15,036	20,133	40,980	51,598
Income tax provision	8,334	13,125	18,357	24,705
Income (loss) from equity method investments and investments held at fair value:
Income (loss) of associated companies, net of taxes	5,990	(21,066)	2,729	(17,237)
Income from other investments - related party	—	—	—	361
Income (loss) from investments held at fair value	377	(734)	(80)	3,152
Net income (loss) from continuing operations	13,069	(14,792)	25,272	13,169
Discontinued operations:
Income from discontinued operations, net of taxes	—	—	—	565
Gain on sale of discontinued operations, net of taxes	—	195	—	86,453
Net income from discontinued operations	—	195	—	87,018
Net income (loss)	13,069	(14,597)	25,272	100,187
Net (income) loss attributable to noncontrolling interests in consolidated entities:
Continuing operations	(2,237)	4,404	(3,269)	9,508
Discontinued operations	—	(1,950)	—	(32,828)
Net (income) loss attributable to noncontrolling interests in consolidated entities	(2,237)	2,454	(3,269)	(23,320)
Net income (loss) attributable to common unitholders	$10,832	$(12,143)	$22,003	$76,867
Net income (loss) per common unit - basic
Net income (loss) from continuing operations	$0.41	$(0.38)	$0.83	$0.82
Net (loss) income from discontinued operations	—	(0.06)	—	1.97
Net income (loss) attributable to common unitholders	$0.41	$(0.44)	$0.83	$2.79
Net income (loss) per common unit - diluted
Net income (loss) from continuing operations	$0.41	$(0.38)	$0.83	$0.82
Net (loss) income from discontinued operations	—	(0.06)	—	1.96
Net income (loss) attributable to common unitholders	$0.41	$(0.44)	$0.83	$2.78
Weighted-average number of common units outstanding - basic	26,152,976	27,226,589	26,421,116	27,506,890
Weighted-average number of common units outstanding - diluted	26,160,965	27,226,589	26,434,636	27,679,474

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$13,069	$(14,597)	$25,272	$100,187
Other comprehensive (loss) income, net of tax:
Gross unrealized (losses) gains on available-for-sale securities	(933)	(24,042)	12,631	(7,765)
Reclassification of unrealized (gains) losses on available-for-sale securities(a)	(153)	(567)	553	(18,176)
Gross unrealized gains (losses) on derivative financial instruments	56	(997)	(2,113)	(986)
Currency translation adjustments	(3,349)	(1,998)	(6,516)	(2,165)
Change in pension liabilities and other post-retirement benefit obligations	(274)	—	67	1,627
Other comprehensive (loss) income	(4,653)	(27,604)	4,622	(27,465)
Comprehensive income (loss)	8,416	(42,201)	29,894	72,722
Comprehensive (income) loss attributable to noncontrolling interests	(2,535)	5,659	(4,441)	(28,462)
Comprehensive income (loss) attributable to common unitholders	$5,881	$(36,542)	$25,453	$44,260

Tax provision (benefit) on gross unrealized gains (losses) on available-for-sale securities	$997	$(3,279)	$1,569	$(5,096)
Tax (benefit) provision on reclassification of unrealized (gains) losses on available-for-sale securities	$(79)	$(284)	$323	$6,434
Tax benefit on foreign currency translation adjustments	$(7)	$—	$(467)	$—
Tax provision on change in pension liabilities and other post-retirement benefit obligations	$—	$—	$—	$395

(a)
For the three months ended September 30, 2016, unrealized holding gains of $232 were reclassified to Other income, net. For the three months ended September 30, 2015, unrealized holding gains of $567 were reclassified to Other income, net. For the nine months ended September 30, 2016, unrealized holding gains of $594 and unrealized holding losses of $1,470 were reclassified to Other income, net and Asset impairment charges, respectively. For the nine months ended September 30, 2015, unrealized holding losses of $11,487 were reclassified to Other income, net and unrealized holding gains of $29,663 were reclassified to Net investment gains.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statement of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Non-Controlling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance at December 31, 2015	36,687,913	(10,055,224)	$(157,603)	$612,302	$(54,268)	$558,034	$182,328	$740,362
Net income	—	—	—	22,003	—	22,003	3,269	25,272
Unrealized gains on available-for-sale securities	—	—	—	—	11,222	11,222	1,962	13,184
Unrealized losses derivative financial instruments	—	—	—	—	(1,929)	(1,929)	(184)	(2,113)
Currency translation adjustments	—	—	—	—	(5,924)	(5,924)	(592)	(6,516)
Changes in post-retirement benefit obligations	—	—	—	—	81	81	(14)	67
Equity compensation - restricted units	23,750	—	—	281	—	281	—	281
Equity compensation - subsidiaries	—	—	—	1,546	—	1,546	861	2,407
Purchases of SPLP common units	—	(503,463)	(7,297)	(7,297)	—	(7,297)	—	(7,297)
Subsidiaries' purchases of their common stock	—	—	—	13,573	—	13,573	(25,972)	(12,399)
Other, net	—	—	—	(6,020)	—	(6,020)	5,732	(288)
Balance at September 30, 2016	36,711,663	(10,558,687)	$(164,900)	$636,388	$(50,818)	$585,570	$167,390	$752,960

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$25,272	$100,187
Net income from discontinued operations	—	(87,018)
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment gains	—	(32,267)
Provision for (recovery of) loan losses	919	(39)
(Income) loss of associated companies, net of taxes	(2,729)	17,237
Income from other investments - related party	—	(361)
Loss (income) from investments held at fair value	80	(3,152)
Deferred income taxes	9,218	6,783
Depreciation and amortization	46,487	34,471
Stock-based compensation	3,086	7,378
Asset impairment charges	12,936	37,540
Other	(231)	(7,508)
Net change in operating assets and liabilities:
Trade and other receivables	(20,512)	(6,863)
Inventories	770	3,655
Prepaid expenses and other current assets	(4,769)	(391)
Accounts payable, accrued and other current liabilities	(1,184)	(15,029)
Net decrease (increase) in loans held for sale	52,275	(52,248)
Net cash provided by operating activities of continuing operations	121,618	2,375
Net cash used in operating activities of discontinued operations	—	(2,266)
Net cash provided by operating activities	121,618	109
Cash flows from investing activities:
Purchases of investments	(21,893)	(28,927)
Proceeds from sales of investments	70,114	82,667
Proceeds from maturities of marketable securities	3,151	58
Loan originations, net of collections	(17,866)	3,473
Purchases of property, plant and equipment	(18,733)	(17,037)
Reclassification of restricted cash	9,193	1,533
Proceeds from sale of assets	10,129	9,395
Acquisitions, net of cash acquired	(196,546)	(117,226)
Investments in associated companies	—	(7,607)
Proceeds from sale of discontinued operations	—	155,517
Net cash used in investing activities of discontinued operations	—	(75)
Other	(759)	245
Net cash (used in) provided by investing activities	(163,210)	82,016
Cash flows from financing activities:
Proceeds from term loans	9,839	1,433
Net revolver borrowings (repayments)	167,177	(41,280)
Net (repayments) borrowings of term loans – foreign	(173)	79
Repayments of term loans – domestic	(1,159)	(10,845)
Subsidiary's purchases of the Company's common units	—	(8,537)
Purchases of the Company's common units	(7,297)	(1,917)
Subsidiaries' purchases of their common stock	(20,956)	(6,105)
Purchase of subsidiary shares from noncontrolling interests	—	(93)
Deferred finance charges	(372)	(404)
Net increase in deposits	37,743	49,257
Other	152	(652)
Net cash provided by (used in) financing activities	184,954	(19,064)
Net change for the period	143,362	63,061
Effect of exchange rate changes on cash and cash equivalents	(875)	(549)
Cash and cash equivalents at beginning of period	185,852	188,983
Cash and cash equivalents at end of period	$328,339	$251,495

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All amounts used in the Notes to Consolidated Financial Statements are in thousands, except common units and per common unit data.

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of the Business

Steel Partners Holdings L.P. ("SPLP" or "Company") is a diversified global holding company that engages in multiple businesses through consolidated subsidiaries, associated companies and other interests. It owns and operates businesses and has significant interests in companies in various industries, including diversified industrial products, energy, defense, supply chain management and logistics, banking and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other, which are managed separately and offer different products and services. For additional details related to the Company's reportable segments see Note 17 - "Segment Information." Steel Partners Holdings GP Inc. ("SPH GP"), a Delaware corporation, is the general partner of SPLP and is wholly-owned by SPLP. The Company is managed by SP General Services LLC ("Manager"), pursuant to the terms of an amended and restated management agreement ("Management Agreement") discussed in further detail in Note 16 - "Related Party Transactions."

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

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

During 2015, one of the Company's subsidiaries, Steel Excel Inc. ("Steel Excel"), identified an error related to the manner in which the provision for income taxes had reflected the tax effects related to unrealized gains and losses on available-for-sale securities during 2014 and 2013. As a result, the Company recorded an adjustment to correct the error in the first quarter of 2015 to its tax provision of approximately $3,500, which is included in the Consolidated Statement of Operations for the nine months ended September 30, 2015.

The consolidated financial statements include the accounts of the Company and its majority or wholly-owned subsidiaries, which include the following:

	Ownership as of
	September 30, 2016	December 31, 2015
BNS Holdings Liquidating Trust ("BNS Liquidating Trust")	84.9%	84.9%
DGT Holdings Corp. ("DGT") (a)	100.0%	100.0%
Handy & Harman Ltd. ("HNH")	69.9%	70.1%
Steel Services, LTD ("Steel Services")	100.0%	100.0%
Steel Excel	64.2%	58.3%
WebFinancial Holding Corporation ("WFHC") (b)	91.2%	90.8%

(a)
DGT's financial statements are recorded on a two-month lag, and as a result, the Company's Consolidated Balance Sheet and Consolidated Statements of Operations as of and for the three and nine months ended September 30, 2016 includes DGT's activity as of and for its three and nine months ended July 31, 2016.

(b)	WFHC owns 100% of WebBank ("WebBank") and 100% of WebFinancial Holding LLC ("WFH LLC") (formerly CoSine Communications, Inc.), which operates through its subsidiary API Group plc ("API").

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five-step process to achieve this core principle. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 by one year. The ASU, as amended, is effective for the Company's 2018 fiscal year and may be applied either (i) retrospectively to each prior reporting period presented with an election for certain specified practical expedients, or (ii) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application, with additional disclosure requirements. The Company is evaluating the potential impact of this new guidance, but does not currently anticipate that the application of ASU No. 2014-09 will have a significant effect on its financial condition, results of operations or its cash flows. We have not yet determined the method by which we will adopt the standard.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. A modified retrospective transition approach is required for capital and operating leases existing at the date of adoption, with certain practical expedients available. The Company is currently evaluating the potential impact of this new guidance, which is effective for the Company's 2019 fiscal year.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard provides guidance to help decrease diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The amendments in ASU No. 2016-15 provide guidance on eight specific cash flow issues. The new standard is effective for the Company's 2018 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

2. ACQUISITIONS

2016 Acquisitions

HNH's Acquisition of EME

On September 30, 2016, SL Montevideo Technology, Inc. ("SMTI"), a subsidiary of SL Industries, Inc. ("SLI") (which was acquired by HNH in June 2016 as discussed further below), entered into an asset purchase agreement ("Purchase Agreement") with Hamilton Sundstrand Corporation ("Hamilton"). Pursuant to the Purchase Agreement, SMTI acquired from Hamilton certain assets of its Electromagnetic Enterprise division ("EME") used or useful in the design, development, manufacture, marketing, service, distribution, repair, and sale of electric motors, starters and generators for certain commercial applications, including for use in commercial hybrid electric vehicles and refrigeration and in the aerospace and defense sectors. The acquisition of EME expands SLI's product portfolio and diversifies its customer base. SMTI purchased the acquired net assets for $64,500 in cash and assumption of certain ordinary course business liabilities, subject to adjustments related to working capital at closing and quality of earnings of the acquired business for the period of January 1, 2016 to June 30, 2016, each as provided in the Purchase Agreement. The Purchase Agreement includes a guarantee by Hamilton of a minimum level of product purchases from SMTI by an affiliate of Hamilton for calendar years 2017, 2018, and 2019, in exchange for compliance by SMTI with certain operating covenants. The transaction was financed with additional borrowings under HNH's senior secured revolving credit facility.

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date on a preliminary basis:

Amount
Assets:
Trade and other receivables	$4,247
Inventories	3,004
Prepaid expenses and other current assets	28
Property, plant and equipment	1,967
Goodwill	32,686
Other intangible assets	28,820
Total assets acquired	70,752
Liabilities:
Accounts payable	3,440
Accrued liabilities	2,812
Total liabilities assumed	6,252
Net assets acquired	$64,500

The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities. The goodwill of $32,686 arising from the acquisition consists largely of the synergies expected from combining the operations of SLI and EME. The goodwill is assigned to the Company's Diversified Industrial segment and is expected to be deductible for income tax purposes. Other intangibles consist solely of customer relationships of $28,820. These customer relationships have been assigned a useful life of 15 years based on the limited turnover and long-standing relationships EME has with its existing customer base. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales.

No net sales or operating income of the acquired business are included in the Consolidated Statement of Operations for the three or nine months ended September 30, 2016 based on the acquisition date. The future results of operations of the acquired business will be reported within the Company's Diversified Industrial segment.

API's Acquisition of Hazen Paper Company

On July 27, 2016, API acquired Hazen Paper Company's ("Hazen") lamination facility and business in Osgood, Indiana for approximately $14,000. The acquisition, which is not material to SPLP's operations, is part of API's strategy to focus on brand enhancement solutions for the packaging market, and it enables API to provide a combined foils and laminate offering to customers in the U.S., while giving broader coverage for its global customers. In connection with the Hazen acquisition, the Company has recorded property, plant and equipment, other intangible assets (primarily customer relationships) and goodwill totaling approximately $6,200, $2,700 and $4,100, respectively.

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

On June 1, 2016, the conditions noted above, as well as all other conditions to the Offer were satisfied, and HNH successfully completed its tender offer through a wholly-owned subsidiary. Pursuant to the terms of the merger agreement, the wholly-owned subsidiary merged with and into SLI, with SLI being the surviving corporation ("SLI Merger"). Upon completion of the SLI Merger, SLI became a wholly-owned subsidiary of HNH.

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

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date on a preliminary basis:

Amount
Assets:
Cash and cash equivalents	$4,985
Trade and other receivables	32,544
Inventories	25,960
Prepaid expenses and other current assets	8,455
Property, plant and equipment	23,950
Goodwill	54,317
Other intangible assets	87,916
Other non-current assets	825
Total assets acquired	238,952
Liabilities:
Accounts payable	18,433
Accrued liabilities	17,308
Long-term debt	9,500
Deferred tax liabilities	26,093
Other non-current liabilities	5,633
Total liabilities assumed	76,967
Net assets acquired	$161,985

The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities. The goodwill of $54,317 arising from the acquisition consists largely of the synergies expected from combining the operations of HNH and SLI. The goodwill is assigned to the Company's Diversified Industrial segment and is not expected to be deductible for income tax purposes. Other intangibles consist primarily of acquired trade names of approximately $14,600, customer relationships of approximately $59,500, developed technology and patents of approximately $10,600 and customer order backlog of $3,100. The customer order backlog is being amortized based on the expected period over which the orders will be fulfilled, ranging from two to eight months. The remaining intangible assets have been assigned useful lives ranging from 10 to 15 years based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and long-standing relationships SLI has with its existing customer base. The valuations of acquired trade names and developed technology and patents were performed utilizing a relief from royalty method, and significant assumptions used in the valuation included the royalty rate assumed and the expected level of future sales, as well as the rate of technical obsolescence for the developed technology and patents. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales. Included in Accrued liabilities and Other non-current liabilities above is a total of $7,500 for existing and contingent liabilities relating to SLI's environmental matters, which are further discussed in Note 15 - "Commitments and Contingencies."

The amount of net sales and operating income of the acquired business included in the Company's Consolidated Statements of Operations for the three months ended September 30, 2016 was approximately $48,300 and $200. The amount of net sales and operating loss of the acquired business included in the Company's Consolidated Statements of Operations for the nine months ended September 30, 2016 was approximately $60,100 and $3,000. The operating loss for the nine-month period includes $1,900 of expenses associated with the amortization of the fair value adjustment to acquisition-date inventories. The operating loss for the nine-month period also includes $1,900 of expenses associated with the acceleration of SLI's previously outstanding stock-based compensation awards, which became fully vested on the date of acquisition pursuant to the terms of the merger agreement, and which are included in Selling, general and administrative expenses in the Company's 2016 Consolidated Statements of Operations. The results of operations of the acquired business are reported within the Company's Diversified Industrial segment.

2015 Acquisitions

HNH's Acquisition of JPS

Effective July 2, 2015, HNH completed the acquisition of JPS Industries, Inc. ("JPS") pursuant to an agreement and plan of merger, dated as of May 31, 2015. JPS is a major U.S. manufacturer of mechanically formed glass and aramid substrate materials for specialty applications in a wide expanse of markets requiring highly engineered components. At the effective time of the Merger (as defined below), HNH's acquisition subsidiary was merged with and into JPS ("Merger"), with JPS being the surviving corporation in the Merger, and each outstanding share of JPS common stock (other than shares held by HNH and its affiliates, including SPH Group Holdings LLC ("SPH Group Holdings"), a subsidiary of SPLP, and a significant stockholder of JPS), was converted into the right to receive $11.00 in cash. The total merger consideration was $114,493, which represents the aggregate cash merger consideration of $70,255 and the fair value of SPLP's previously held interest in JPS of $44,238. The cash consideration was funded by HNH and SPH Group Holdings. SPH Group Holding's funding of the aggregate merger consideration totaled approximately $4,510, with the remainder funded by HNH, financed through additional borrowings under HNH's senior secured revolving credit facility.

As a result of the closing of the Merger, JPS was indirectly owned by both HNH and SPH Group Holdings. Following the expiration of the 20-day period provided in Section 262(d)(2) of the Delaware General Corporation Law for JPS stockholders to exercise appraisal rights in connection with the Merger, and in accordance with an exchange agreement, dated as of May 31, 2015, by and between HNH and SPH Group Holdings, on July 31, 2015, HNH exchanged 1,429,407 shares of HNH's common stock with a value of $48,700 for all shares of JPS common stock held by SPH Group Holdings. As a result of the exchange, HNH owns 100% of JPS.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date:

Amount
Assets:
Cash and cash equivalents	$22
Trade and other receivables	21,201
Inventories	27,126
Prepaid expenses and other current assets	4,961
Property, plant and equipment	45,384
Goodwill	32,162
Other intangible assets	9,120
Deferred tax assets	19,788
Other non-current assets	3,112
Total assets acquired	162,876
Liabilities:
Accounts payable	10,674
Accrued liabilities	5,838
Long-term debt	1,500
Accrued pension liabilities	30,367
Other non-current liabilities	4
Total liabilities assumed	48,383
Net assets acquired	$114,493

The goodwill of $32,162 arising from the acquisition consists largely of the synergies expected from combining the operations of HNH and JPS. The goodwill is assigned to SPLP's Diversified Industrial segment and is not expected to be deductible for income tax purposes. Other intangible assets consist primarily of acquired trade names of approximately $4,300, customer relationships of approximately $3,100, and developed technology of approximately $1,700. These intangible assets have been assigned useful lives ranging from 10 to 15 years based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and longstanding relationships JPS has with its existing customer base. The valuations of acquired trade names and developed technology were performed utilizing a relief from royalty method, and significant assumptions used in the valuation included the royalty rate assumed and the expected level of future sales, as well as the rate of technical obsolescence for the developed technology. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales.

The amount of net sales and operating loss of the acquired business included in the Consolidated Statements of Operations for both the three and nine months ended September 30, 2015 were approximately $28,100 and $2,300, respectively, which include $3,300 of nonrecurring expense related to the fair value adjustment to acquisition-date inventories. The results of operations of the acquired business are reported within the Company's Diversified Industrial segment.

CoSine Acquisition

On January 20, 2015 ("CoSine Acquisition Date"), the Company entered into a contribution agreement ("Contribution Agreement") with CoSine Communications, Inc. ("CoSine"). Pursuant to the Contribution Agreement, the Company contributed (i) 24,807,203 ordinary shares of API and (ii) 445,456 shares of common stock of Nathan's Famous, Inc. ("Nathan's") to CoSine in exchange for 16,500,000 shares of newly issued CoSine common stock and 12,761 shares of newly issued 7.5% series B non-voting preferred stock, which increased SPLP's ownership of CoSine to approximately 80%. Prior to obtaining a controlling interest, SPLP owned approximately 48% of the outstanding shares of CoSine, and its investment was accounted for under the traditional equity method. As a result of the above transaction, CoSine became a majority-owned, controlled subsidiary and is consolidated with SPLP from the CoSine Acquisition Date. Prior to CoSine's acquisition of API discussed below, CoSine was included in the Corporate and Other segment. Beginning in the second quarter of 2015, CoSine is included in the Diversified Industrial segment.

The Contribution Agreement was the first step in a plan for a wholly-owned UK subsidiary of CoSine ("BidCo") to make an offer, which commenced on February 4, 2015, to acquire all of the issued and to be issued shares in API for 60 pence in cash per API share not already owned by BidCo. As a result of the offer, BidCo owned approximately 98% of API as of March 31, 2015, however, CoSine did not obtain control over the operations of API until April 17, 2015 (see the "CoSine's Acquisition of API" section below).

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

Amount
Assets:
Cash and cash equivalents	$17,614
Prepaid expenses and other current assets	7
Goodwill	8,295
Long-term investments	54,228
Total assets acquired	80,144
Liabilities:
Accounts payable	280
Accrued liabilities	783
Total liabilities assumed	1,063
Fair value of noncontrolling interest	12,842
Net assets acquired	$66,239

CoSine's Acquisition of API

As discussed above, CoSine obtained control over the operations of API on April 17, 2015 ("API Acquisition Date"), at which time API became a consolidated subsidiary of CoSine. API is a manufacturer and distributor of foils, films and laminates used to enhance the visual appeal of products and packaging. API is headquartered in Cheshire, England. The table below details the consideration paid to acquire the controlling interest in API:

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

Pro Forma Results

The following unaudited pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the JPS and API acquisitions taken place on January 1, 2014 and the SLI and EME acquisitions taken place on January 1, 2015. The information for the nine months ended September 30, 2016 and 2015 is based on historical financial information with respect to the acquisitions and does not include operational or other changes which might have been effected by the Company. The supplemental unaudited pro forma earnings for both periods were adjusted to reflect incremental depreciation and amortization expense based on the fair value adjustments for the acquired property, plant and equipment and intangible assets, which are amortized using the double-declining balance method for customer relationships and the straight line method for other intangibles, over periods principally ranging from 10 to 15 years, except for the customer order backlog, which is amortized over periods ranging from two to eight months. The supplemental unaudited proforma earnings were also adjusted to reflect incremental interest expense on the borrowings made to finance the acquisitions.

The supplemental unaudited pro forma earnings exclude a total of $6,900 of acquisition-related costs incurred by HNH, SLI and EME during the nine months ended September 30, 2016. The 2016 supplemental unaudited pro forma earnings further reflect adjustments to exclude $1,900 of nonrecurring expense related to SLI's amortization of the fair value adjustment to acquisition-date inventories, as well as $1,900 in expense associated with the acceleration of SLI's previously outstanding stock-based compensation awards. The 2015 supplemental unaudited pro forma earnings were adjusted to include both the fair value adjustment to acquisition-date inventories and the expense associated with the acceleration of SLI's previously outstanding stock-based compensation awards. The 2015 supplemental unaudited pro forma earnings also reflect adjustments to exclude a total of $8,700 of acquisition related costs incurred by HNH, JPS, SLI and API during the nine months of 2015 and $4,375 of nonrecurring expense related to JPS's and API's amortization of the fair value adjustment to acquisition-date inventories.

	Nine Months Ended September 30,
	2016	2015
Total revenue	$979,136	$1,069,762
Net income from continuing operations	24,143	11,114
Net income from continuing operations per common unit - basic	0.71	0.71
Net income from continuing operations per common unit - diluted	0.71	0.71

3. DISCONTINUED OPERATIONS AND ASSET IMPAIRMENT CHARGES

Discontinued Operations

Discontinued operations in 2015 include the operations of Arlon, LLC ("Arlon"), a manufacturer of high performance materials for the printed circuit board industry and silicone rubber-based materials, which was part of SPLP's Diversified Industrial segment. On December 18, 2014, HNH entered into a contract to sell its Arlon business for $157,000 in cash, less transaction fees, subject to a final working capital adjustment and certain potential reductions as provided in the stock purchase agreement, which are reflected in proceeds from sale of discontinued operations in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2015. The closing occurred in January 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenue	$—	$—	$—	$5,952
Net income from operations	—	—	—	565
Net loss from operations after taxes and noncontrolling interests	—	(1,887)	—	(3,002)
Gain on sale of discontinued operations after taxes and noncontrolling interests	—	134	—	57,193

Asset Impairment Charges

In connection with HNH's continued integration of JPS, HNH approved the closure of JPS' Slater, South Carolina operating facility during the second quarter of 2016 and recorded impairment charges totaling approximately $7,900 associated with the planned closure, including write-downs of $6,600 to property, plant, and equipment and $400 to intangible assets, as well as a $900 inventory write-down, which was recorded in Cost of goods sold in the Company's Consolidated Statements of Operations.

Due to improved operational productivity and available capacity at Lucas-Milhaupt facilities, HNH has approved the closure of its Lucas-Milhaupt Gliwice, Poland operating facility as part of its continual focus to optimize infrastructure costs. During the third quarter of 2016, HNH recorded asset impairment charges totaling $3,557, primarily due to write-downs of $1,500 to property, plant, and equipment and $500 to inventories, associated with the planned closure. The inventory write-down was recorded in Cost of goods sold in the Company's Consolidated Statements of Operations.

Sale of API's Security Holographics Business

In April 2016, API sold its security holographics business for approximately $8,000 and recorded a gain of approximately $2,800, which is recorded in Other income, net in the Consolidated Statements of Operations for the nine months ended September 30, 2016. API's security holographics business created custom optical security solutions to protect secure documents and premium products against counterfeit and fraud and it was included in the Company's Diversified Industrial segment. The sale was part of API's strategy to focus on its decorative holographic offerings for the packaging market. The operations of this business were not significant to the consolidated financial statements of SPLP.

4. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classification of WebBank's loans receivable, including loans held for sale, at September 30, 2016 and December 31, 2015 are as follows:

	Total				Current		Non-current
	September 30, 2016%		December 31, 2015%		September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Loans held for sale	$107,318		$159,592		$107,318	$159,592	$—	$—
Real estate loans:
Commercial – owner occupied	$952	1%	$1,542	2%	63	97	$889	1,445
Commercial – other	267	—%	281	—%	—	—	267	281
Total real estate loans	1,219	1%	1,823	2%	63	97	1,156	1,726
Commercial and industrial	59,937	71%	66,253	98%	1,064	5,943	58,873	60,310
Consumer Loans	23,846	28%	—	—%	8,775	—	15,071	—
Total loans	85,002	100%	68,076	100%	9,902	6,040	75,100	62,036
Less:
Deferred fees and discounts	(11)		(15)		(11)	(15)	—	—
Allowance for loan losses	(1,610)		(630)		(1,610)	(630)	—	—
Total loans receivable, net	$83,381		$67,431		8,281	5,395	75,100	62,036
Loans receivable, including loans held for sale (a)					$115,599	$164,987	$75,100	$62,036

(a)
The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, net was $189,879 and $226,541 at September 30, 2016 and December 31, 2015, respectively.

Loans with a carrying value of approximately $57,522 and $63,393 were pledged as collateral for potential borrowings at September 30, 2016 and December 31, 2015, respectively. WebBank serviced $19,770 in loans for others at September 30, 2016.

The Allowance for Loan Losses ("ALLL") represents an estimate of probable and estimable losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALLL is established by analyzing the portfolio at least quarterly and a provision for or reduction of loan losses is recorded so that the ALLL is at an appropriate level at the balance sheet date. The increase in the ALLL was due to an increase in existing impaired loans and the addition of a loan portfolio of held-to-maturity consumer loans. There have been no other significant changes in the credit quality of loans in the loan portfolio since December 31, 2015.

5. INVENTORIES, NET

A summary of Inventories, net is as follows:

	September 30, 2016	December 31, 2015
Finished products	$40,991	$39,405
In-process	23,467	20,814
Raw materials	44,771	28,893
Fine and fabricated precious metal in various stages of completion	20,188	13,155
	129,417	102,267
LIFO reserve	(1,798)	—
Total	$127,619	$102,267

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, HNH purchases, maintains and utilizes precious metal inventory. HNH records certain precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through Cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

Certain customers and suppliers of HNH choose to do business on a "pool" basis. Such customers or suppliers furnish precious metal to HNH for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in the Company's Consolidated Balance Sheets. To the extent HNH is able to utilize customer precious metal in its production process, such customer metal replaces the need for HNH to purchase its own inventory. As of September 30, 2016, customer metal in HNH's custody consisted of 139,450 ounces of silver, 520 ounces of gold and 1,391 ounces of palladium.

	September 30, 2016	December 31, 2015
Supplemental inventory information:
Precious metals stated at LIFO cost	$4,946	$3,536
Precious metals stated under non-LIFO cost methods, primarily at fair value	13,444	9,619
Market value per ounce:
Silver	19.80	13.86
Gold	1,338.65	1,062.25
Palladium	697.00	547.00

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying value of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Corporate and Other	Total
Balance at December 31, 2015
Gross goodwill	$101,772	$64,790	$81	$166,643
Accumulated impairments	—	(64,790)	—	(64,790)
Net goodwill	101,772	—	81	101,853
Acquisitions (a)	91,094	—	—	91,094
Currency translation adjustment	(1,716)	—	—	(1,716)
Other adjustments	166	—	—	166
Balance at September 30, 2016
Gross goodwill	191,316	64,790	81	256,187
Accumulated impairments	—	(64,790)	—	(64,790)
Net goodwill	$191,316	$—	$81	$191,397

(a)
Goodwill from acquisitions during 2016 relates to HNH's acquisitions of SLI and EME, as well as API's acquisition of Hazen. The goodwill recorded for these acquisitions is subject to adjustment during the finalization of the purchase price allocations. For additional information, see Note 2 - "Acquisitions."

A summary of Other intangible assets, net is as follows:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$222,101	$52,286	$169,815	$134,814	$41,153	$93,661
Trademarks	51,381	10,762	40,619	38,157	8,361	29,796
Patents and technology	27,815	8,733	19,082	17,010	7,379	9,631
Other	11,632	5,411	6,221	8,480	2,605	5,875
	$312,929	$77,192	$235,737	$198,461	$59,498	$138,963

Other intangible assets, net as of September 30, 2016 includes approximately $119,400 in intangible assets, primarily trade names, customer relationships, and developed technology and patents, associated with the SLI, EME and Hazen acquisitions. These balances are subject to adjustment during the finalization of the purchase price allocations for the SLI, EME and Hazen acquisitions.

Trademarks with indefinite lives as of September 30, 2016 and December 31, 2015 were $8,020. Amortization expense related to intangible assets was $9,360 and $4,512 for the three months ended September 30, 2016 and 2015, respectively, and $18,332 and $11,864 for the nine months ended September 30, 2016 and 2015, respectively. The increase in amortization expense during 2016 was principally due to the Company's recent acquisitions discussed in Note 2 - "Acquisitions." Future amortization expense of the intangible assets acquired in the SLI and EME acquisitions is expected to total $4,200 for the remainder of 2016, $13,300, $11,600, $10,300, $9,200, and $62,600 in 2017, 2018, 2019, 2020, and thereafter, respectively.

7. INVESTMENTS

A) Short-Term Investments

Marketable Securities

The Company's short-term investments primarily consist of its marketable securities portfolio held by its subsidiary, Steel Excel. These marketable securities as of September 30, 2016, and December 31, 2015, are classified as available-for-sale securities, with changes in fair value recognized in Partners' Capital as Other comprehensive income (loss), except for other-than-temporary impairments, which are reflected as a reduction of cost and charged to the Consolidated Statement of Operations. The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investment. The Company's portfolio of marketable securities was as follows:

	September 30, 2016				December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Available-for-sale securities
Short-term deposits	$66,211	$—	$—	$66,211	$30,118	$—	$—	$30,118
Mutual funds	11,835	3,624	—	15,459	11,835	2,182	—	14,017
Corporate securities	27,335	6,282	(1,041)	32,576	41,861	250	(549)	41,562
Corporate obligations	19,683	1,915	(2,343)	19,255	25,747	98	(582)	25,263
Total marketable securities	125,064	11,821	(3,384)	133,501	109,561	2,530	(1,131)	110,960
Amounts classified as cash equivalents	(66,211)	—	—	(66,211)	(30,118)	—	—	(30,118)
Amounts classified as marketable securities	$58,853	$11,821	$(3,384)	$67,290	$79,443	$2,530	$(1,131)	$80,842

Proceeds from sales of marketable securities were $3,100 and $22,800 in the three months ended September 30, 2016 and 2015, respectively, and were $47,200 and $72,602 in the nine months ended September 30, 2016 and 2015, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of Other income, net in the Consolidated Statements of Operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross realized gains	$899	$2,135	$2,902	$6,735
Gross realized losses	(667)	(5,528)	(2,308)	(6,321)
Realized gains (losses), net	$232	$(3,393)	$594	$414

The fair value of marketable securities with unrealized losses at September 30, 2016, and the duration of time that such losses had been unrealized, were as follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$3,367	$(912)	$695	$(129)	$4,062	$(1,041)
Corporate obligations	15,030	(2,343)	—	—	15,030	(2,343)
Total	$18,397	$(3,255)	$695	$(129)	$19,092	$(3,384)

The fair value of marketable securities with unrealized losses at December 31, 2015, all of which had unrealized losses for a period of less than twelve months, were as follows:

	December 31, 2015
	Fair Value	Gross Unrealized Losses
Corporate securities	$2,283	$(549)
Corporate obligations	13,199	(582)
Total	$15,482	$(1,131)

The gross unrealized losses primarily related to losses on corporate securities and corporate obligations, which primarily consist of investments in equity and debt securities of publicly-traded entities. Based on Steel Excel's evaluation of such securities, it determined that certain unrealized losses represented other-than-temporary impairments. This determination was based on several factors, including adverse changes in the market conditions and economic environments in which the entities operate. Steel Excel recognized asset impairment charges of approximately $1,500 for the nine months ended September 30, 2016 and approximately $7,900 and $30,600 for the three and nine months ended September 30, 2015, respectively, equal to the cost basis of such securities in excess of their fair values. Steel Excel has determined that there was no indication of other-than-temporary impairments on its other investments with unrealized losses as of September 30, 2016. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entity, and the intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of available-for-sale debt securities and marketable securities as of September 30, 2016, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
Debt securities maturing after one year through three years	$19,683	$19,255
Securities with no contractual maturities	105,381	114,246
	$125,064	$133,501

B) Long-Term Investments

The following table summarizes the Company's long-term investments as of September 30, 2016 and December 31, 2015. For those investments at fair value, the carrying amount of the investment equals its respective fair value.

			Investment Balance		Income (Loss) Recorded in the Statement of Operations
					Three Months Ended September 30,		Nine Months Ended September 30,
(1) AVAILABLE-FOR-SALE SECURITIES			September 30, 2016	December 31, 2015	2016	2015	2016	2015
Fair Value Changes Recorded in Accumulated Other Comprehensive Loss:
Equity securities - U.S. (1)
Aerospace/Defense			$73,502	$65,474
Other			577	568
Total			74,079	66,042
Fair Value Changes Recorded in the Consolidated Statement of Operations:
Equity securities			—	—	$—	$—	$—	$4,449
Corporate obligations (2)			3,878	—	340		399	—
Total			77,957	66,042	$340	$—	$399	$4,449
(2) EQUITY METHOD
Investments in Associated Companies:	September 30, 2016	December 31, 2015
At Cost:	Ownership
WFH LLC (formerly CoSine) (3)	91.2%	90.8%	—	—	$—	$—	$—	$(602)
Other (4)			3,149	4,166	(126)	(2,496)	(164)	(2,782)
At Fair Value:
ModusLink Global Solutions, Inc. ("MLNK") (1)	29.8%	31.5%	26,094	40,862	5,104	(8,389)	(11,808)	(12,442)
SLI (3)	100.0%	25.1%	—	31,716	—	(4,586)	8,078	(4,974)
JPS (3)	100.0%	100.0%	—	—	—	402	—	5,831
API Technologies Corp. ("API Tech")	—%	20.6%	—	15,779	—	(3,888)	7,089	457
Aviat Networks, Inc. ("Aviat") (1)	12.7%	12.9%	6,227	6,175	1,012	(1,769)	51	(2,493)
Other (5)	43.8%	43.8%	1,414	1,931	—	(340)	(517)	(232)
			36,884	100,629	$5,990	$(21,066)	$2,729	$(17,237)
Other Investments at Fair Value - Related Party:
SPII Liquidating Trust - Series G			—	—	$—	$—	$—	$447
SPII Liquidating Trust - Series H			—	—	—	—	—	(86)
			—	—	$—	$—	$—	$361
OTHER INVESTMENTS
ModusLink Warrants (5)			64	543	$37	$(734)	$(479)	$(1,297)

Total Long-Term Investments			$114,905	$167,214

(1)	Level 1 investments.

(2)	Level 2 investment.

(3)
WFH LLC became a consolidated subsidiary as of the first quarter of 2015, SLI and JPS became consolidated subsidiaries in the second quarter of 2016 and the third quarter of 2015, respectively. For additional information on these acquisitions see Note 2 - "Acquisitions."

(4)	Represents Steel Excel's investments in iGo, Inc. ("iGo") of 45% and a 50% investment in API Optix s.r.o ("API Optix"), a joint venture investment held by API.

(5)	Level 3 investment. For additional information related to the Company's Level 3 investments, see Note 14 - "Fair Value Measurements."

(1) AVAILABLE-FOR-SALE SECURITIES

The following table presents activity for the available-for-sale securities presented in the table above for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fair Value Changes Recorded in Accumulated Other Comprehensive Loss:
Change in net unrealized holding (losses) gains included in Accumulated other comprehensive loss	$(2,931)	$(18,561)	$8,036	$(8,910)
Reclassified Out of Accumulated Other Comprehensive Loss:
Unrealized gains	$—	$—	$—	$29,663
Unrealized losses	—	(50)	—	(50)
Total	$—	$(50)	$—	$29,613

Fair Value Changes Recorded in Accumulated Other Comprehensive Loss

For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. Gross unrealized gains and gross unrealized losses are reported in Accumulated other comprehensive loss ("AOCI") in the Company's Consolidated Balance Sheets. In January 2015, the Company contributed Nathan's, one of its available-for-sale securities, to CoSine in exchange for additional CoSine equity (see Note 2 - "Acquisitions" for additional information). Also, in the nine months of 2015, Cosine sold all 445,456 shares of Nathan's for proceeds of approximately $33,202 and received a special dividend of approximately $5,500 which is included in Other income, net in the Consolidated Statement of Operations for the nine months ended September 30, 2015. As a result, management determined there to be an other-than-temporary impairment in the stock price and recorded an impairment charge of approximately $5,500.

The cost basis and gross unrealized gains and losses related to our available-for-sale securities, which are classified as long-term investments, are as follows:

	September 30, 2016				December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Aerospace/Defense	$11,675	$61,827	$—	$73,502	$11,675	$53,799	$—	$65,474
Other	575	2	—	577	575	—	(7)	568
	$12,250	$61,829	$—	$74,079	$12,250	$53,799	$(7)	$66,042

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

(2) EQUITY METHOD INVESTMENTS

Investments in Associated Companies

The Company's investments in associated companies are accounted for under the equity method of accounting. The Company elected to record certain investments under the equity method at fair value beginning on the dates these investments became subject to the equity method. Associated companies are included in the Diversified Industrial, Energy or, Corporate and Other segments. Certain associated companies have a fiscal year end that differs from December 31. Additional information for each of SPLP's investments in associated companies as of September 30, 2016 are as follows:

Traditional Equity Method:

•
Steel Excel has an investment in iGo, a provider of accessories for mobile devices. This investment is being accounted for under the traditional equity method as an associated company. Based on the closing market price of iGo's publicly-traded shares, the fair value of the investment in iGo was approximately $4,100 and $3,900 at September 30, 2016 and December 31, 2015, respectively.

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

	September 30, 2016	December 31, 2015
Summary of balance sheet amounts:
Current assets	$319,891	$540,446
Non-current assets	29,054	91,840
Total assets	$348,945	$632,286

Current liabilities	$194,766	$329,201
Non-current liabilities	68,239	98,730
Total liabilities	263,005	427,931
Equity	85,940	204,355
Total liabilities and equity	$348,945	$632,286

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Summary operating results:
Revenue	$101,508	$170,404	$420,213	$589,276
Gross profit	6,477	26,834	34,256	90,361
Loss from continuing operations	(19,711)	(1,279)	(40,258)	(7,535)
Net loss after noncontrolling interests	(19,711)	(1,422)	(41,464)	(2,735)

OTHER INVESTMENTS

Steel Excel's other investments at September 30, 2016, include an investment in a venture capital fund totaling $400 and preferred stock of an investee of $100, both of which are classified in Other non-current assets in the Company's Consolidated Balance Sheets. In addition, Steel Excel has a promissory note with an amortized cost of $3,000, which is a reasonable approximation of fair value, classified in Prepaid expenses and other current assets in the Company's Consolidated Balance Sheet as of September 30, 2016.

WebBank has $8,707 and $6,558 of held-to-maturity securities at September 30, 2016 and December 31, 2015, respectively. WebBank records these securities at amortized cost, and they included in Other non-current assets in the Company's Consolidated Balance Sheets. The dollar value of these securities with expected maturities, which range from three years through ten years, is $8,707. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The securities are collateralized by unsecured consumer loans. These securities had an estimated fair value of $8,757 and $6,551 at September 30, 2016 and December 31, 2015, respectively.

8. LONG-TERM DEBT

Debt consists of the following:

	September 30, 2016	December 31, 2015
Short term debt:
API - Foreign	$668	$527
HNH - Foreign	569	742
Short-term debt	1,237	1,269
Long-term debt:
Steel Excel term loan, net of unamortized debt issuance costs	42,752	42,666
HNH revolving facility	294,994	90,613
SPLP revolving facility	56,947	75,140
API term loans	11,314	2,664
API revolving facilities	7,849	18,793
Other debt - domestic	6,601	6,936
Foreign loan facilities	1,270	1,277
Subtotal	421,727	238,089
Less portion due within one year	3,622	2,176
Long-term debt	418,105	235,913
Total debt	$422,964	$239,358

SPLP Revolving Credit Facility

The Company's amended credit facility with PNC Bank, National Association ("PNC Credit Facility") provides for a revolving credit facility with borrowing availability of up to $105,000. Amounts outstanding under the PNC Credit Facility bear interest at SPLP's option at either LIBOR or the Base Rate, as defined, plus an applicable margin under the loan agreement (1.63% and 0.63%, respectively, for LIBOR and Base Rate borrowings as of September 30, 2016) and requires a commitment fee to be paid on unused borrowings. The borrowings are collateralized by first priority security interests of certain of the Company's deposit accounts and investments, including investments in majority-owned, consolidated subsidiaries. The pledged collateral as of September 30, 2016 totaled approximately $327,500. The average interest rate on the PNC Credit Facility was 2.37% as of September 30, 2016. The PNC Credit Facility also contains customary affirmative and negative covenants, including a minimum cash balance covenant, restrictions against the payment of dividends and customary events of default. Any amounts outstanding under the PNC Credit Facility are due and payable in full on October 23, 2017. The PNC Credit Facility also includes provisions for the issuance of letters of credit up to $10,000, with any such issuances reducing total borrowing availability. The Company has an outstanding letter of credit of approximately $892 as of September 30, 2016. The Company's availability under the PNC Credit Facility was approximately $18,000 as of September 30, 2016.

HNH Debt

Senior Credit Facility

HNH's amended and restated senior credit facility ("Senior Credit Facility") provided for an up to $365,000 senior secured revolving credit facility, including a $20,000 sublimit for the issuance of letters of credit and a $20,000 sublimit for the issuance of swing loans. On March 23, 2016, HNH entered into an amendment to its Senior Credit Facility to increase the size of the credit facility by $35,000 to an aggregate amount of $400,000. Borrowings under the Senior Credit Facility bear interest at HNH's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (2.25% and 1.25%, respectively, for LIBOR and Base Rate borrowings at September 30, 2016), and the revolving facility provides for a commitment fee to be paid on unused borrowings. The weighted-average interest rate on the revolving facility was 3.24% at September 30, 2016. HNH's availability under the Senior Credit Facility was $75,000 as of September 30, 2016.

The Senior Credit Facility will expire, with all amounts outstanding balances due and payable, on August 29, 2019. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic wholly-owned subsidiaries and certain foreign wholly-owned subsidiaries of HNH, and obligations under the Senior Credit Facility are collateralized by first priority security interests in and liens upon present and future assets of HNH and these subsidiaries. The Senior Credit Facility restricts HNH's ability to transfer cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan. The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. HNH was in compliance with all debt covenants at September 30, 2016.

The increase in the amount outstanding under the Senior Credit Facility during the nine months ended September 30, 2016 was principally attributable to the SLI and EME acquisitions discussed in Note 2 - "Acquisitions."

Interest Rate Swap Agreements

HNH entered into an interest rate swap agreement in February 2013 to reduce its exposure to interest rate fluctuations. Under the interest rate swap, HNH received one-month LIBOR in exchange for a fixed interest rate of 0.569% over the life of the agreement on an initial $56,400 notional amount of debt, with the notional amount decreasing by $1,100, $1,800 and $2,200 per quarter in 2013, 2014 and 2015, respectively. HNH entered into a second interest rate swap agreement in June 2013, also to reduce its exposure to interest rate fluctuations. Under the interest rate swap, HNH received one-month LIBOR in exchange for a fixed interest rate of 0.598% over the life of the agreement on an initial $5,000 notional amount of debt, with the notional amount decreasing by $100, $200 and $200 per quarter in 2013, 2014 and 2015, respectively. Both agreements expired in February 2016.

Master Lease Agreement

During the three months ended September 30, 2016, HNH entered into a master lease agreement with TD Equipment Finance, Inc. ("TD Equipment"), which establishes the general terms and conditions for a $10,000 credit facility under which HNH may lease equipment and other property from TD Equipment pursuant to the terms of individual lease schedules. As of September 30, 2016, no leases had been entered into under the master lease agreement.

Steel Excel Loans

Steel Excel's energy business has a credit agreement, as amended ("Amended Credit Agreement"), that provides for a borrowing capacity of $105,000, consisting of a $95,000 secured term loan ("Term Loan") and up to $10,000 in revolving loans ("Revolving Loans"), subject to a borrowing base of 85% of the eligible trade receivables.

Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy Ltd. ("Steel Energy") and its wholly-owned subsidiaries, Sun Well Service, Inc. ("Sun Well"), Rogue Pressure Services, Ltd. ("Rogue") and Black Hawk Energy Services Ltd. ("Black Hawk Ltd"), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue and Black Hawk Ltd. The carrying value as of September 30, 2016 of the assets pledged as collateral by Steel Energy and its subsidiaries under the Amended Credit Agreement was approximately $133,354.

The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3,300 and a balloon payment due on the maturity date. At September 30, 2016, $42,900 was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans. Required principal payments under the Amended Credit Agreement are $0, $3,303 and $39,643 for the remainder of 2016, 2017 and 2018, respectively. Borrowings under the Amended Credit Agreement bear interest at annual rates of either (i) the Base Rate plus an applicable margin of 1.50% to 2.25% or (ii) LIBOR plus an applicable margin of 2.50% to 3.25%. The "Base Rate" is the greatest of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.50%, and (iii) the one-month LIBOR plus 1.00%. The applicable margin for both Base Rate and LIBOR is determined based on the leverage ratio calculated in accordance with the Amended Credit Agreement. LIBOR-based borrowings are available for interest periods of one, three, or six months. In addition, Steel Excel is required to pay commitment fees of between 0.375% and 0.50% per annum on the daily unused amount of the Revolving Loans. The interest rate on the borrowings under the Amended Credit Agreement was 3.00% at September 30, 2016.

API Long-Term Debt Facilities

Revolving Facilities

API, in the UK, has a multi-currency revolving agreement of £13,500 (approximately $17,500) that expires on December 31, 2017. At September 30, 2016, approximately $5,839 was outstanding under the facility. The interest rate on the borrowings under the UK facility bear interest at LIBOR plus a margin of between 1.50% to 2.40%, and the interest rate was approximately 1.80% at September 30, 2016. These borrowings are secured by certain UK assets, which totaled approximately $40,000 at September 30, 2016, and include certain debt covenants, including leverage and interest cover. API was in compliance with all covenants at September 30, 2016.

API also has a revolving facility in the U.S. that expires in June 2018, of up to approximately $4,500 as of September 30, 2016. At September 30, 2016, $2,010 was outstanding under the U.S. facility at an interest rate of 3.50%. The interest rate on the borrowings under the U.S facility bear interest at LIBOR plus 3.00%. The U.S. facility is secured by certain inventories and receivables, which totaled approximately $12,300 at September 30, 2016. The facility was amended in October 2015 to modify and add certain covenants and provisions that were in place until June 30, 2016.

Term Loans

In the third quarter of 2016, API entered into a term loan in the U.S. totaling approximately $9,000 to partially fund its acquisition of Hazen (see Note 2 - "Acquisitions"). This term loan bears interest at LIBOR plus 3.00% and had an interest rate of 3.50% at September 30, 2016. In addition, API has certain term loans for equipment for approximately $1,305 and $1,009 at September 30, 2016. These loans had interest rates of 3.50% and 4.30% at September 30, 2016, respectively, and are secured over the related equipment.

9. FINANCIAL INSTRUMENTS

At September 30, 2016 and December 31, 2015, financial instrument liabilities and related restricted cash consists primarily of $12,446 and $21,639, respectively, of short sales of corporate securities. Activity is summarized below for financial instrument liabilities and related restricted cash:

	September 30,
	2016	2015
Balance, beginning of period	$21,639	$21,311
Settlement of short sales of corporate securities	(9,199)	(450)
Short sales of corporate securities	125	373
Net investment (gains) losses	(119)	(1,063)
Balance of financial instrument liabilities and related restricted cash, end of period	$12,446	$20,171

Short Sales of Corporate Securities

From time to time, Steel Excel enters into short sale transactions on certain corporate securities in which Steel Excel receives proceeds from the sale of such securities and incurs obligations to deliver such securities at a later date. Upon initially entering into such short sale transactions, Steel Excel recognizes a liability equal to the fair value of the obligation, with a comparable amount of cash and cash equivalents reclassified as restricted cash. Subsequent changes in the fair value of such obligations, determined based on the closing market price of the securities, are recognized currently as gains or losses, with a comparable adjustment made between unrestricted and restricted cash.

Foreign Currency Forward Contracts

API enters into foreign currency forward contracts to hedge its trade receivables and accounts payable denominated in certain foreign currencies. In addition, API enters into foreign currency forward contracts to hedge the value of its future sales denominated in Euros and the value of its future purchases denominated in USD. These hedges have settlement dates ranging through September 2017.

The forward contracts that are used to hedge the risk of foreign exchange movement on its trade receivables and accounts payable are accounted for as fair value hedges. At September 30, 2016, there were contracts in place to buy Sterling and sell Euros in the amount of €8,743. The fair values of these derivatives are recognized as derivative assets and liabilities in the Company's Consolidated Balance Sheets. The net change in fair value of the derivative assets and liabilities are recognized in the Consolidated Statements of Operations.

The forward contracts that are used to hedge the value of API's future sales and purchases are accounted for as cash flow hedges. At September 30, 2016, there were contracts in place to hedge the value of future sales denominated in Euros in the amount of €18,525 and the value of future purchases denominated in USD in the amount of $1,200. These hedges are fully effective, and, accordingly the changes in fair value are recorded in AOCI and, at maturity, any gain or loss on the forward contract is reclassified from AOCI into the Consolidated Statement of Operations.

WebBank - Derivative Financial Instruments

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets in the Company's Consolidated Balance Sheet at September 30, 2016 and are classified within Level 3 in the fair value hierarchy (see Note 14 - "Fair Value Measurements"). At September 30, 2016, derivatives outstanding mature within 3 to 5 years. Gains and losses resulting from changes in fair value of derivative instruments are accounted for in the Company's Consolidated Statements of Operations in Financial Services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

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

As of September 30, 2016, HNH had the following outstanding forward contracts with settlement dates through October 2016. HNH accounts for these contracts as either fair value hedges or economic hedges. There were no futures contracts outstanding at September 30, 2016.

Commodity	Amount	Notional Value
Silver	752,684 ounces	$15,100
Gold	400 ounces	$500
Copper	275,000 pounds	$600
Tin	45 metric tons	$900

Fair Value Hedges. Of the total forward contracts outstanding, 557,684 ounces of silver and substantially all of the copper contracts are designated and accounted for as fair value hedges. The fair values of these derivatives are recognized as derivative assets and liabilities in the Company's Consolidated Balance Sheets. The net change in fair value of the derivative assets and liabilities, and the change in the fair value of the underlying hedged inventory, are recognized in the Company's Consolidated Statement of Operations, and such amounts principally offset each other due to the effectiveness of the hedges. The fair value hedges are associated primarily with HNH's precious metal inventory carried at fair value.

Economic Hedges. The remaining outstanding forward contracts for silver, and all the contracts for gold and tin, are accounted for as economic hedges. As these derivatives are not designated as accounting hedges, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market, and both realized and unrealized gains and losses are recorded in current period earnings in the Company's Consolidated Statement of Operations. The economic hedges are associated primarily with HNH's precious metal inventory valued using the LIFO method.

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

The fair value and carrying amount of derivative instruments in the Company's Consolidated Balance Sheets and the effect of derivative instruments on the Company's Consolidated Statements of Operations is shown in the following tables:

Derivative	Balance Sheet Location	September 30, 2016	December 31, 2015
Commodity contracts (a), (b)	Prepaid expenses and other current assets	$148	$197
Commodity contracts (c)	Prepaid expenses and other current assets	38	18
Interest rate swap agreements (c)	Other non-current liabilities	—	(30)
Foreign exchange forward contracts (a), (d)	(Accrued liabilities)/Prepaid expenses and other current assets	(1,941)	325
Foreign exchange forward contracts (b)	Accrued liabilities	(253)	(30)
Economic interests in loans (c)	Other non-current assets	4,279	—
Total derivatives		$2,271	$480

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Derivative	Statement of Operations Location	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
Commodity contracts (a), (b)	Cost of goods sold	$(1,152)	$585	$(3,533)	$564
Commodity contracts (c)	Cost of goods sold	(85)	(69)	(180)	209
Commodity contracts (c)	Realized and unrealized (loss) gain on derivatives	(275)	168	(814)	273
Interest rate swap agreements (c)	Interest expense	—	(16)	—	(79)
Foreign exchange forward contracts (a), (d)	Revenue/Cost of goods sold	(601)	771	(844)	1,381
Foreign exchange forward contracts (b)	Other income, net	(369)	(94)	(809)	17
Economic interests in loans (c)	Revenue	2,137	—	4,702	—
Total derivatives		$(345)	$1,345	$(1,478)	$2,365
(a) Designated as hedging instruments as of September 30, 2016.
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

At September 30, 2016 and December 31, 2015, WebBank's undisbursed loan commitments totaled $164,973 and $80,667, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

WebBank estimates an allowance for potential losses on off-balance sheet contingent credit exposures related to the guaranteed amount of its Small Business Administration ("SBA") and United States Department of Agriculture ("USDA") loans and whether or not the SBA/USDA honors the guarantee. WebBank determines the allowance for these contingent credit exposures based on historical experience and portfolio analysis. The allowance is included with Other non-current liabilities in the Company's

Consolidated Balance Sheets, with any related increases or decreases in the reserve included in the Company's Consolidated Statements of Operations. The allowance was $188 at both September 30, 2016 and December 31, 2015.

10. PENSION BENEFIT PLANS

The following table presents the components of pension expense for HNH's pension plans, including the JPS pension plan which was assumed in HNH's acquisition of JPS, and the pension plans of API:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$—	$9	$—	$9
Interest cost	5,720	6,404	17,705	16,828
Expected return on plan assets	(7,342)	(7,520)	(22,184)	(19,550)
Administrative costs	314	315	894	504
Amortization of actuarial loss	1,990	1,482	6,240	4,672
Total	$682	$690	$2,655	$2,463

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

Required future pension contributions are determined based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. Required minimum pension contributions are as follows:

•	HNH expects to contribute $3,900 for the remainder of 2016, $34,800, $41,600, $38,900, $35,400 and $96,300 in 2017, 2018, 2019, 2020, and for the five years thereafter, respectively.

•	API expects to contribute approximately $1,000 per year until 2021.

11. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of September 30, 2016, the Company had 26,152,976 Class A units (regular common units) outstanding.

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

Accumulated Other Comprehensive Loss

Changes, net of tax, in Accumulated other comprehensive loss are as follows:

	Nine Months Ended September 30, 2016
	Unrealized gain on available-for-sale securities	Unrealized loss on derivative financial instruments	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at beginning of period	$50,650	$(1,415)	$(9,596)	$(93,907)	$(54,268)
Other comprehensive income (loss), net of tax - before reclassifications (a)	10,882	(1,929)	(5,924)	81	3,110
Reclassification adjustments, net of tax (b)	340	—	—	—	340
Net other comprehensive income (loss) attributable to common unitholders (c)	11,222	(1,929)	(5,924)	81	3,450
Balance at end of period	$61,872	$(3,344)	$(15,520)	$(93,826)	$(50,818)

(a)	Net of a tax provision of approximately $640.

(b)	Net of a tax provision of approximately $199.

(c)
Amounts do not include the net unrealized gain on available-for-sale securities of $1,962, the unrealized loss on derivative financial instruments of $184, cumulative translation adjustment losses of $592 and losses from the change in pension and other post-retirement obligations of $14, which are attributable to noncontrolling interests.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP, which are determined as of the last day of each fiscal year. If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the amount accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. The expense is recorded in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations. There was no incentive unit expense recorded in the three or nine months ended September 30, 2016. The Company recorded a reduction to incentive unit expense of approximately $1,040 in the three months ended September 30, 2015 and no incentive unit expense was recorded in the nine months ended September 30, 2015.

12. INCOME TAXES

The Company recorded tax provisions of $8,334 and $13,125 for the three months ended September 30, 2016 and 2015, respectively, and $18,357 and $24,705 for the nine months ended September 30, 2016 and 2015, respectively. The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of the deferred tax assets will not be realized in future periods.

During the fourth quarter of 2015, WFHC and CoSine entered into a series of transactions whereby CoSine was merged with and into WFH LLC, a newly formed wholly-owned subsidiary of WFHC, which is disregarded for income tax purposes. Also, in the fourth quarter of 2015, the Company recorded a tax benefit in continuing operations of approximately $111,881 associated with the reversal of deferred tax valuation allowances attributable to federal net operating loss carryforwards of approximately $329,600 associated with WFHC, WebBank and the newly merged CoSine business ("WFHC U.S. Consolidated Group") given the resulting change in its judgment about the realizability of the associated deferred tax assets. During the first quarter of 2016, the Company revised its calculation of the expected benefit to be derived from the realizability of federal deferred tax assets of the WFHC U.S. Consolidated Group and recorded an additional tax benefit in continuing operations of approximately $4,182.

In the first quarter of 2015, Steel Excel identified an error related to the manner in which the provision for income taxes had reflected the tax effects related to unrealized gains and losses on available-for-sale securities during 2014 and 2013. As a result, the Company recorded an adjustment to its tax provision of approximately $3,500 in the nine months ended September 30, 2015.

13. NET INCOME PER COMMON UNIT

The following data was used in computing net income per common unit shown in the Company's Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) from continuing operations	$13,069	$(14,792)	$25,272	$13,169
Net (income) loss from continuing operations attributable to noncontrolling interests in consolidated entities	(2,237)	4,404	(3,269)	9,508
Net income (loss) from continuing operations attributable to common unitholders	10,832	(10,388)	22,003	22,677
Net income from discontinued operations	—	195	—	87,018
Net income from discontinued operations attributable to noncontrolling interests in consolidated entities	—	(1,950)	—	(32,828)
Net (loss) income from discontinued operations attributable to common unitholders	—	(1,755)	—	54,190
Net income (loss) attributable to common unitholders	$10,832	$(12,143)	$22,003	$76,867
Net income (loss) per common unit - basic:
Net income (loss) from continuing operations	$0.41	$(0.38)	$0.83	$0.82
Net (loss) income from discontinued operations	—	(0.06)	—	1.97
Net income (loss) attributable to common unitholders	$0.41	$(0.44)	$0.83	$2.79
Net income (loss) per common unit – diluted:
Net income (loss) from continuing operations	$0.41	$(0.38)	$0.83	$0.82
Net (loss) income from discontinued operations	—	(0.06)	—	1.96
Net income (loss) attributable to common unitholders	$0.41	$(0.44)	$0.83	$2.78
Weighted-average common units outstanding - basic	26,152,976	27,226,589	26,421,116	27,506,890
Incentive units	—	—	—	149,502
Unvested restricted units	7,989	—	13,520	23,082
Denominator for net income per common unit - diluted	26,160,965	27,226,589	26,434,636	27,679,474

14. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements as of September 30, 2016 and December 31, 2015 are summarized by type of inputs applicable to the fair value measurements as follows:

September 30, 2016	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$36,521	$2,549	$28,220	$67,290
Long-term investments (a)	106,400	3,878	1,478	111,756
Investments in certain funds	—	—	511	511
Precious metal and commodity inventories recorded at fair value	14,099	—	—	14,099
Economic interests in loans	—	—	4,279	4,279
Commodity contracts on precious metal and commodity inventories	—	186	—	186
Total	$157,020	$6,613	$34,488	$198,121

Liabilities:
Financial instrument obligations	$12,446	$—	$—	$12,446
Foreign currency forward exchange contracts	—	2,194	—	2,194
Total	$12,446	$2,194	$—	$14,640

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$47,274	$6,143	$27,425	$80,842
Long-term investments (a)	160,574	—	2,474	163,048
Investments in certain funds	—	—	555	555
Precious metal and commodity inventories recorded at fair value	10,380	—	—	10,380
Commodity contracts on precious metal and commodity inventories	—	215	—	215
Foreign currency forward exchange contracts	—	325	—	325
Total	$218,228	$6,683	$30,454	$255,365

Liabilities:
Financial instrument obligations	$21,639	$—	$—	$21,639
Interest rate swap agreements	—	30	—	30
Foreign currency forward exchange contracts	—	30	—	30
Total	$21,639	$60	$—	$21,699

(a)	For additional detail of the marketable securities and long-term investments see Note 7 - "Investments."

There were no transfers of securities among the various measurement input levels during the three and nine months ended September 30, 2016.

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

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long - Term Investments
	Investments in Associated Companies (a)	Other Investments - Related Party (b)	ModusLink Warrants (c)	Marketable Securities and Other (d)	Total
Assets
Balance at June 30, 2015	$2,271	$—	$1,636	$35,484	$39,391
Sales and cash collections	—	—	—	(1,229)	(1,229)
Unrealized losses	(340)	—	(734)	(1,737)	(2,811)
Balance at September 30, 2015	$1,931	$—	$902	$32,518	$35,351

Balance at June 30, 2016	$1,414	$—	$27	$31,213	$32,654
Sales and cash collections	—	—	—	(1,440)	(1,440)
Unrealized gains	—	—	37	3,237	3,274
Balance at September 30, 2016	$1,414	$—	$64	$33,010	$34,488

	Long - Term Investments
	Investments in Associated Companies (a)	Other Investments - Related Party (b)	ModusLink Warrants (c)	Marketable Securities and Other (d)	Total
Assets
Balance at December 31, 2014	$2,163	$9,623	$2,199	$34,421	$48,406
Purchases	—	—	—	5,108	5,108
Sales and cash collections	—	(9,985)	—	(1,751)	(11,736)
Unrealized gains	—	484	—	—	484
Unrealized losses	(232)	(122)	(1,297)	(5,260)	(6,911)
Balance at September 30, 2015	$1,931	$—	$902	$32,518	$35,351

Balance at December 31, 2015	$1,931	$—	$543	$27,980	$30,454
Sales and cash collections	—	—	—	(5,273)	(5,273)
Unrealized gains	—	—	—	10,303	10,303
Unrealized losses	(517)	—	(479)		(996)
Balance at September 30, 2016	$1,414	$—	$64	$33,010	$34,488

(a)	Unrealized gains and losses are recorded in Income (loss) of associated companies, net of taxes in the Company's Consolidated Statements of Operations.

(b)	Unrealized gains and losses were recorded in Income from other investments - related party in the Company's Consolidated Statements of Operations.

(c)	Unrealized gains and losses are recorded in Income (loss) from investments held at fair value in the Company's Consolidated Statements of Operations.

(d)	Realized gains and losses on sale are recorded in Other income, net or Revenue in the Company's Consolidated Statements of Operations.

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

Assets Measured at Fair Value on a Nonrecurring Basis

As of September 30, 2016 and December 31, 2015, WebBank has impaired loans with a fair value of $3,997 and $423 that are collateral-dependent, and that were measured at fair value of the collateral less estimated selling costs using Level 3 inputs.

15. COMMITMENTS AND CONTINGENCIES

Environmental Matters

As discussed in more detail below, certain of the Company's subsidiaries have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of September 30, 2016 and December 31, 2015, on a consolidated basis, the Company has recorded current liabilities of approximately $5,500 and non-current liabilities of $2,622, which represent its current estimate of the probable cleanup liabilities, including remediation and legal costs. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Estimates of the Company's liabilities for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

Certain HNH subsidiaries, including its newly acquired subsidiary SLI, have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH recorded current liabilities of approximately $5,500 and non-current liabilities of approximately $1,200 related to estimated environmental remediation costs as of September 30, 2016. HNH also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. During the nine months ended September 30, 2015, HNH recorded insurance reimbursements totaling $2,800 for previously incurred remediation costs. No similar reimbursements were recorded during the nine months ended September 30, 2016.

Included among these liabilities, certain HNH subsidiaries have been identified as PRPs under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state statutes at sites and are parties to administrative consent orders in connection with certain properties. Those subsidiaries may be subject to joint and several liabilities imposed by CERCLA on PRPs. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant in identifying PRPs and allocating or determining liability among them, the subsidiaries are unable to reasonably estimate the ultimate cost of compliance with such laws. Similarly, BNS LLC, a wholly-owned subsidiary of the BNS Liquidating Trust, has been named as a PRP at one previously disclosed site and a then-subsidiary of BNS ("BNS Sub") has been identified as a PRP at another previously disclosed site. Based upon information currently available, BNS Liquidating Trust and BNS Sub do not expect that their respective environmental costs or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows of the Company, but there can be no such assurances to this effect.

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

The sites where certain HNH subsidiaries have environmental liabilities include the following:

HNH has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that HNH sold in 2003 ("Sold Parcel") and an adjacent parcel ("Adjacent Parcel") that together comprise the site of a former HNH manufacturing facility. The remaining remediation, monitoring and regulatory administrative costs for the Sold Parcel are expected to approximate $100. With respect to the Adjacent Parcel, an ecological risk assessment has been completed and the results, along with proposed clean up goals, were submitted in the second quarter of 2016 to the CTDEEP for their review and approval. The next phase will be a physical investigation of the upland portion of the parcel. A work plan was submitted in the third quarter of 2016 to the CTDEEP for review and approval. That work is expected to start in the fourth quarter of 2016 and is estimated to cost $200. Investigation of the wetlands portion is not expected to start until the later part of 2017, pending regulatory approvals and setting goals for the entire parcel. The total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HNH.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of HNH, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and HNH, all after having the first $1,000 paid by the former owner/operator. As of September 30, 2016, total investigation and remediation costs of approximately $5,600 and $1,800 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The final Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or HNH.

HHEM has been complying with a 1987 consent order from the Massachusetts Department of Environmental Protection ("MADEP") to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. As a result of meetings and subsequent discussions with the MADEP, HHEM conducted additional work that was completed in the third quarter of 2015. HHEM expects to submit a follow-up response report to the MADEP in the fourth quarter of 2016. The cost of the follow up response report and subsequent decommissioning, and any additional costs that could result from the final review of the closure report by the MADEP, are not anticipated to be material.

SLI may incur environmental costs in the future as a result of past activities of its former subsidiary, SurfTech, at sites located in Pennsauken, New Jersey ("Pennsauken Site") and in Camden, New Jersey ("Camden Site"). At the Pennsauken Site, SLI reached an agreement with both the United States Department of Justice and the Environmental Protection Agency ("EPA") related to its liability and entered into a Consent Decree which governs the agreement. SLI agreed to perform remediation, which is substantially complete, and to pay a fixed sum for the EPA's past costs. The fixed sum is to be paid in installments, and the final payment of $2,100 is due to be made in the second quarter of 2017. In December 2012, SLI received a demand letter from the office of the Deputy Attorney General of New Jersey ("NJDAG"). The demand is for $1,300 for past and future cleanup costs and $500 for natural resource damages for a total demand of $1,800. SLI has made a counter-offer to the NJDAG in the amount of $300, which has been reserved for, and anticipates entering into discussions to address the NJDAG's claims. The final scope and cost of those claims cannot be estimated at this time but is not expected to be outside a range of $300 to $1,800.

With respect to the Camden Site, SLI has reported soil contamination and a groundwater contamination plume emanating from the site. A Remedial Action Workplan ("RAWP") for soils is being developed and is expected to be submitted to the NJDEP in the first quarter of 2017, by the Licensed Site Remediation Professional ("LSRP") for the site. The RAWP for treatment of unsaturated soils is scheduled to be initiated during the first quarter of 2017 with post-remediation rebound testing and slab removal to be conducted in the fourth quarter of 2017. SLI's environmental consultants also implemented an interim remedial action pilot study to treat on-site contaminated groundwater, which consisted of injecting food-grade product, into the groundwater at the down gradient property boundary to create a "bio-barrier." Post-injection groundwater monitoring to assess the bio-barrier's effectiveness was completed. Consistent decreases in target contaminants concentrations in groundwater were observed. In December 2014, a report was submitted to the NJDEP stating sufficient information was obtained from the pilot study to complete the full scale groundwater remedy design. A full scale groundwater bioremediation will be implemented during the fourth quarter of 2017 following the soil remediation mentioned above. A reserve of $1,400 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HNH.

SLI is currently participating in environmental assessment and cleanup at a commercial facility located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with the NJDEP and LSRP oversight, but contaminants of concern ("COCs") in groundwater and surface water, which extend off-site, remain above applicable NJDEP remediation standards. A soil remedial action plan has been developed to remove the new soil source contamination that continues to impact groundwater. SLI's LSRP completed a supplemental groundwater remedial action, pursuant to a RAWP filed with, and permit approved by, the NJDEP, and a report was filed with the NJDEP in March 2015. SLI's consultants have developed cost estimates for supplemental remedial injections, soil excavation, and additional tests and remedial activities. The LSRP has initiated the preparation of a Remedial Investigation Report, which was sent to the NJDEP in May 2016, and has negotiated off-site access to the adjacent property and installed monitoring wells. Results of the initial samples detected COC's above NJDEP standards. There can no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HNH.

Litigation Matters

BNS Litigation Matters

BNS Sub has been named as a defendant in 1,367 alleged asbestos-related toxic-tort claims as of September 30, 2016. The claims were filed over a period beginning in 1994 through September 30, 2016. In many cases, these claims involved more than 100 defendants. Of the claims filed, 1,260 were dismissed, settled or granted summary judgment and closed as of September 30, 2016. Of the claims settled, the average settlement was less than $3. There remained 107 pending asbestos claims as of September 30, 2016. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $1,543 at September 30, 2016 and December 31, 2015 in estimated remaining self-insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973, although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of both September 30, 2016 and December 31, 2015, BNS Sub has accrued $1,422 relating to the open and active claims against BNS Sub. This accrual represents the Company's best estimate of the likely costs to defend against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded, through the retroactive billings by BNS Sub.

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $2,172 and $2,148 for the three months ended September 30, 2016 and 2015, respectively, and $6,387 and $6,188 for the nine months ended September 30, 2016 and 2015, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations. There were no unpaid amounts for management fees at September 30, 2016 or December 31, 2015.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $859 and $448 for the three months ended September 30, 2016 and 2015, respectively, and $3,095 and $1,903 for the nine months ended September 30, 2016 and 2015, respectively. Unpaid amounts for reimbursable expenses were approximately $888 and $695 at September 30, 2016 and December 31, 2015, respectively, and are included in Payables to related parties in the Company's Consolidated Balance Sheets. In the first quarter of 2015, SPLP issued units to WGL Capital Corp. ("Investment Manager"), an affiliate of the Manager. The units issued were for the final settlement of the additional liability due to the Investment Manager of approximately $1,800.

Corporate Services

Steel Services, through Management Services Agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, as well as a variety of services, including legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, Steel Services has management services agreements with other companies considered to be related parties, including NOVT Corporation, Ore Holdings, Inc., J. Howard Inc., Steel Partners, Ltd., iGo and MLNK. In total, Steel Services will charge approximately $3,552 annually to these companies. All amounts billed under these service agreements are classified as a reduction of Selling, general and administrative expenses.

Mutual Securities, Inc.

Pursuant to the Management Agreement, the Manager is responsible for selecting executing brokers. Securities transactions for SPLP are allocated to brokers on the basis of reliability and best price and execution. The Manager has selected Mutual Securities, Inc. as an introducing broker and may direct a substantial portion of the managed entities' trades to such firm, among others. An officer of the Manager and SPH GP is affiliated with Mutual Securities, Inc. The commissions paid by SPLP to Mutual Securities, Inc. were not significant in any period. In addition, Mutual Securities, Inc. is the custodian for a portion of the Company's holdings in MLNK common stock.

Other

At September 30, 2016 and December 31, 2015, several related parties and consolidated subsidiaries had deposits totaling $2,788 and $3,135, respectively, in WebBank. Approximately $722 and $1,298 of these deposits, including interest which was not significant, has been eliminated in consolidation as of September 30, 2016 and December 31, 2015, respectively.

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

Steel Services provides legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and similar services to other affiliated companies. Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $2,900, $2,000 and $1,175 for the three months ended September 30, 2016 and $2,689, $2,038 and $563 for the three months ended September 30, 2015. Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $8,813, $6,113 and $3,525 for the nine months ended September 30, 2016 and $7,443, $6,113 and $1,688 for the nine months ended September 30, 2015.

Segment information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Diversified industrial	$274,327	$224,635	$722,399	$555,888
Energy	27,154	33,480	68,868	107,975
Financial services	15,368	18,226	53,777	45,886
Corporate and other	164	49	791	32,876
Total	$317,013	$276,390	$845,835	$742,625
Income (loss) from continuing operations before income taxes:
Diversified industrial	$12,646	$10,424	$37,499	$35,846
Energy	(3,380)	(11,171)	(6,402)	(34,184)
Financial services	7,911	12,716	32,018	30,539
Corporate and other	4,226	(13,636)	(19,486)	5,673
Income (loss) from continuing operations before income taxes	21,403	(1,667)	43,629	37,874
Income tax provision	8,334	13,125	18,357	24,705
Net income (loss) from continuing operations	$13,069	$(14,792)	$25,272	$13,169
Income (loss) from equity method investments:
Diversified industrial	$—	$(4,184)	$8,078	$857
Energy	886	(8,153)	6,976	(4,818)
Corporate and other	5,104	(8,729)	(12,325)	(12,915)
Total	$5,990	$(21,066)	$2,729	$(16,876)

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

			Amount of Capital Required
			For Capital		Minimum Capital Adequacy With		To Be Well Capitalized Under
	Actual		Adequacy Purposes		Capital Buffer		Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016
Total Capital
(to risk-weighted assets)	$83,287	28.3%	$23,569	8.0%	$25,410	8.625%	$29,461	10.0%
Tier 1 Capital
(to risk-weighted assets)	$81,489	27.7%	$17,676	6.0%	$19,518	6.625%	$23,569	8.0%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$81,489	27.7%	$13,257	4.5%	$15,099	5.125%	$19,150	6.5%
Tier 1 Capital
(to average assets)	$81,489	23.1%	$14,137	4.0%	n/a	n/a	$17,672	5.0%

As of December 31, 2015
Total Capital
(to risk-weighted assets)	$65,353	22.7%	$23,076	8.0%	n/a	n/a	$28,845	10.0%
Tier 1 Capital
(to risk-weighted assets)	$64,535	22.4%	$17,307	6.0%	n/a	n/a	$23,076	8.0%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$64,535	22.4%	$12,980	4.5%	n/a	n/a	$18,749	6.5%
Tier 1 Capital
(to average assets)	$64,535	19.7%	$13,116	4.0%	n/a	n/a	$16,395	5.0%

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

19. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for each of the nine-month periods ending September 30, 2016 and 2015 is presented in the following table:

	Nine Months Ended September 30,
	2016	2015
Cash paid during the period for:
Interest	$8,533	$6,744
Taxes	$20,312	$17,051
Non-cash investing activities:
Reclassification of investment in associated company to cost of an acquisition	$39,794	$66,239
Reclassification of investment in associated company to investment in consolidated subsidiaries	$—	$48,748
Reclassification of available-for-sale securities to equity method investment	$—	$10,858
Partnership interest exchanged for marketable securities	$—	$25,000
Securities received as distributions from venture capital fund	$19	$—
Securities received in exchange for financial instrument obligations	$—	$76
Securities delivered in exchange for settlement of financial instrument obligations	$9,155	$76
Noncontrolling interest acquired in non-monetary exchange	$194	$—
Non-cash financing activities:
Subsidiary restricted stock awards surrendered to satisfy withholding upon vesting	$101	$32

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, unless the context otherwise requires, the terms "we," "us," "our," "SPLP" and the "Company" refer to Steel Partners Holdings L.P., a Delaware limited partnership.

The following discussion is intended to assist you in understanding our present business and the results of operations, together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes contained in this Quarterly Report on Form 10-Q, along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. All monetary amounts used in this discussion are in thousands.

OVERVIEW

SPLP is a diversified global holding company that engages in multiple businesses through consolidated subsidiaries, associated companies and other interests. It owns and operates businesses and has significant interests in companies in various industries, including diversified industrial products, energy, defense, supply chain management and logistics, banking and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other, which are managed separately and offer different products and services.

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

The Financial Services segment consists of WebBank and WF Asset Corp. WebBank originates and funds consumer and small business loans through lending programs with unaffiliated companies ("Marketing Partners"), where the Marketing Partners provide marketing and servicing for the loans and subsequently purchase the loans (or interests in the loans) that are originated by WebBank. WebBank also has private-label financing programs that are branded for a specific retailer, manufacturer, dealer channel, or proprietary network and bank card programs. WebBank participates in syndicated commercial and industrial, as well as asset-based credit facilities and asset-based securitizations through relationships with other financial institutions. WF Asset Corp. owns a portfolio of investments. WebBank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the current limits, and the bank is examined and regulated by the FDIC and the State of Utah Department of Financial Institutions.

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

Diversified Industrial	% Owned at September 30, 2016	Energy	% Owned at September 30, 2016	Financial Services	% Owned at September 30, 2016	Corporate and Other	% Owned at September 30, 2016
HNH (1)	69.9%	Steel Excel (1)	64.2%	WebBank (1), (3)	91.2%	Steel Services (1)	100%
WFH LLC (1), (2), (3)	91.2%	Aviat Networks, Inc. ("Aviat") (4)	12.7%			DGT (1)	100%
		iGo Inc. (4)	45%			BNS Liquidating Trust (1)	84.9%
						ModusLink Global Solutions, Inc. ("MLNK") (4)	29.8%
(1) Consolidated subsidiary.
(2) WFH LLC (formerly CoSine Communications, Inc.("CoSine")) includes the operations of API.
(3) Wholly-owned by WebFinancial Holding Corporation ("WFHC"), a 91.2% owned subsidiary of SPLP.
(4) Equity method investment.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$317,013	$276,390	$845,835	$742,625
Cost of goods sold	221,876	195,384	590,814	494,502
Selling, general and administrative expenses	73,592	57,202	198,779	168,891
Interest expense	3,025	2,347	7,390	6,520
All other expenses, net	3,484	1,324	7,872	21,114
Total costs and expenses	301,977	256,257	804,855	691,027
Income from continuing operations before income taxes, equity method income (loss) and investments held at fair value	15,036	20,133	40,980	51,598
Income tax provision	8,334	13,125	18,357	24,705
Income (loss) from equity method investments and investments held at fair value:
Income (loss) of associated companies, net of taxes	5,990	(21,066)	2,729	(17,237)
Income from other investments - related party	—	—	—	361
Income (loss) from investments held at fair value	377	(734)	(80)	3,152
Net income (loss) from continuing operations	13,069	(14,792)	25,272	13,169
Net income from discontinued operations	—	195	—	87,018
Net income (loss)	13,069	(14,597)	25,272	100,187
Net (income) loss attributable to noncontrolling interests in consolidated entities	(2,237)	2,454	(3,269)	(23,320)
Net income (loss) attributable to common unitholders	$10,832	$(12,143)	$22,003	$76,867

Revenue

Revenue for the three months ended September 30, 2016 increased $40,623, or 14.7%, as compared to the same period last year. Excluding growth from the acquisitions of SL Industries, Inc. ("SLI") (June 2016) and JPS Industries, Inc. ("JPS") (July 2015) of 17.5% and other growth due to higher average silver prices in HNH of 1.8%, revenue decreased by 4.6% across the Diversified Industrial, Energy and Financial Services segments.

Revenue for the nine months ended September 30, 2016 increased $103,210, or 13.9%, as compared to the same period last year. Excluding growth from the acquisitions of SLI, JPS and API of 22.9% and lower investment gains of 3.8%, revenues declined 5.2%. This revenue decrease of 5.2% was primarily due to decreases in the Energy and Diversified Industrial segments, partially offset by an increase in the Financial Services segment.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2016 increased $26,492, or 13.6%, and increased $96,312, or 19.5%, in the nine months ended September 30, 2016, when compared to the same periods last year, primarily due to an increase in the Diversified Industrial segment, partially offset by a decrease in the Energy segment due to lower revenue. The increase in the Diversified Industrial segment in the three months ended September 30, 2016 was primarily due to the acquisition of SLI. The increase in the Diversified Industrial segment in the nine months ended September 30, 2016, was primarily due to the acquisitions of SLI, JPS and API, as well as higher duties paid on certain imports, amortization related to the fair value adjustment to acquisition-date inventories associated with HNH's SLI acquisition and certain inventory write-downs at HNH due to the planned closure of two facilities.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2016 increased $16,390, or 28.7%, when compared to the same period last year, primarily due to HNH's acquisition of SLI and higher personnel costs at WebBank to support the increase in their business. These SG&A expense increases were partially offset by a decrease in the Corporate and Other segment due to lower corporate employee costs and professional fees. SG&A expenses in the Energy segment were relatively flat for the three months ended September 30, 2016, when compared to the same period last year.

SG&A expenses for the nine months ended September 30, 2016 increased $29,888, or 17.7%, when compared to the same period of 2015, primarily due to the acquisitions of SLI, JPS and API and higher personnel costs at WebBank to support the increase in their business. These SG&A expense increases were partially offset by a net decrease in the Energy segment due to the receipt of a litigation settlement in 2016, net of higher corporate overhead and legal fees, as well as a decrease in the Corporate and Other segment due to lower corporate employee costs and lower professional fees.

Interest Expense

Interest expense for the three months ended September 30, 2016 and 2015 was $3,025 and $2,347, respectively, and was $7,390 and $6,520 for the nine months ended September 30, 2016 and 2015, respectively. The higher interest expense for both three and nine months ended September 30, 2016 was primarily due to higher borrowing levels in 2016, primarily to fund HNH's recent acquisitions.

All Other Expenses, Net

All other expenses, net increased $2,160 in the three months ended September 30, 2016, compared to the same period last year, primarily due to higher finance interest expense, higher provisions for loan losses, higher losses from derivatives and lower gains on investment activity by Steel Excel recorded in the 2016 period, partially offset by lower asset impairment charges of approximately $6,144. In the three months ended September 30, 2016, the Company recorded impairment charges of $3,057 primarily due to the planned closure of an HNH facility, and for the three months ended September 30, 2015, the Company recorded impairment charges of $9,202 due to an other-than-temporary decline in fair value of certain marketable securities and the impairment of a building owned by DGT.

All other expenses, net decreased $13,242 in the nine months ended September 30, 2016, compared to the same period last year, primarily due to lower asset impairment charges of approximately $26,012, partially offset by higher finance interest expense, higher provision for loan losses, higher losses from derivatives and lower gains on investment activity by Steel Excel recorded in the 2016 period. In the nine months ended September 30, 2016, the Company recorded impairment charges of $11,527 primarily due to the planned closure of two HNH facilities and an other-than-temporary decline in fair value of certain marketable securities. For the nine months ended September 30, 2015, the Company recorded impairment charges of $37,540 due to an other-than-temporary decline in fair value of certain marketable securities and the impairment of a building owned by DGT.

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

Tax provisions of $8,334 and $13,125 were recorded for the three months ended September 30, 2016 and 2015, respectively, and tax provisions of $18,357 and $24,705 were recorded for the nine months ended September 30, 2016 and 2015, respectively.

During the fourth quarter of 2015, WFHC and CoSine entered into a series of transactions whereby CoSine was merged with and into WFH LLC, a newly formed wholly-owned subsidiary of WFHC, which is disregarded for income tax purposes. Also, in the fourth quarter of 2015, the Company recorded a tax benefit in continuing operations of approximately $111,881 associated with the reversal of deferred tax valuation allowances attributable to federal net operating loss carryforwards of approximately $329,600 associated with WFHC, WebBank and the newly merged CoSine business ("WFHC U.S. Consolidated Group") given the resulting change in its judgment about the realizability of the associated deferred tax assets. During the first quarter of 2016, the Company revised its calculation of the expected benefit to be derived from the realizability of federal deferred tax assets of the WFHC U.S. Consolidated Group and recorded an additional tax benefit in continuing operations of approximately $4,182.

In the first quarter of 2015, Steel Excel identified an error related to the manner in which the provision for income taxes had reflected the tax effects related to unrealized gains and losses on available-for-sale securities during 2014 and 2013. As a result, the Company recorded an adjustment to its tax provision of approximately $3,500 in the nine months ended September 30, 2015.

Income (Loss) of Associated Companies, Net of Taxes

Income (loss) of associated companies includes income or loss recognized on investments where we own between 20% and 50% of the outstanding equity and have the ability to exercise influence, but not control, over the investee (see Note 7 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q for additional information). The table below details the income or (loss) recorded for our investments in associated companies for the three and nine months ended September 30, 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
WFH LLC (formerly CoSine)	$—	$—	$—	$(602)
MLNK	5,104	(8,389)	(11,808)	(12,442)
SLI	—	(4,586)	8,078	(4,974)
JPS	—	402	—	5,831
API Technologies Corp.	—	(3,888)	7,089	457
Aviat	1,012	(1,769)	51	(2,493)
Other	(126)	(2,836)	(681)	(3,014)
Income (loss) of associated companies, net of taxes	$5,990	$(21,066)	$2,729	$(17,237)

Net (Loss) Income from Discontinued Operations

The net income from discontinued operations in the nine months ended September 30, 2015 primarily represents the gain on sale of HNH's former Arlon, LLC ("Arlon") business. For additional information on the Arlon disposition, see Note 3 - "Discontinued Operations and Asset Impairment Charges" to the SPLP financial statements found elsewhere in this Form 10-Q.

SEGMENT RESULTS OF OPERATIONS

The following is a summary of SPLP's consolidated operating results, classified by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Diversified industrial	$274,327	$224,635	$722,399	$555,888
Energy	27,154	33,480	68,868	107,975
Financial services	15,368	18,226	53,777	45,886
Corporate and other	164	49	791	32,876
Total Revenue	$317,013	$276,390	$845,835	$742,625
Income (loss) from continuing operations before income taxes:
Diversified industrial	$12,646	$10,424	$37,499	$35,846
Energy	(3,380)	(11,171)	(6,402)	(34,184)
Financial services	7,911	12,716	32,018	30,539
Corporate and other	4,226	(13,636)	(19,486)	5,673
Income (loss) from continuing operations before taxes	21,403	(1,667)	43,629	37,874
Income tax provision	8,334	13,125	18,357	24,705
Net income (loss) from continuing operations	13,069	(14,792)	25,272	13,169
Income from discontinued operations	—	195	—	87,018
Net (income) loss attributable to noncontrolling interests in consolidated entities	(2,237)	2,454	(3,269)	(23,320)
Net income (loss) attributable to common unitholders	$10,832	$(12,143)	$22,003	$76,867

Diversified Industrial

Net sales for the three months ended September 30, 2016 increased by $49,692, or 22.1%, when compared to the same period in 2015. The change in net sales reflects approximately $48,300 in incremental sales associated with HNH's SLI acquisition, as well as an increase of $4,600 as a result of higher average silver prices. Excluding the impact of HNH's SLI acquisition and the change in silver prices, HNH's net sales decreased by approximately $3,400 due primarily to lower volume from the joining materials and performance materials businesses, partially offset by growth from the building materials business. The average silver market price was approximately $19.26 per troy ounce during the three months ended September 30, 2016, as compared to $14.96 per troy ounce in the same period in 2015. API's net sales were relatively flat for the three months ended September 30, 2016, when compared to the same period last year.

Segment operating income for the three months ended September 30, 2016 increased by $2,222, or 21.3%, when compared to the same period last year, primarily due higher gross profit of $18,905 and the non-recurrence of $4,184 in equity method investment losses recorded in 2015, partially offset by higher asset impairment charges in 2016 of $3,557, of which $500 unfavorably impacted gross profit, due to the planned closure of an HNH facility and higher SG&A expenses in 2016 of $16,729. The higher SG&A expenses and higher gross profit were both driven primarily by HNH's SLI acquisition, while gross profit was also favorably impacted by an increase in core growth at HNH of approximately $2,000, driven by higher gross profit from its building materials business resulting from higher sales volume.

Net sales for the nine months ended September 30, 2016 increased by $166,511, or 30.0%, when compared to the same period in 2015. The change in net sales reflects approximately $170,000 in incremental sales associated with the SLI, JPS and API acquisitions, as well as an increase of $2,800 at HNH as a result of higher average silver prices. Excluding the impact of HNH's JPS and SLI acquisitions and the change in silver prices, HNH's net sales decreased by approximately $7,100 due primarily to lower volume from the joining materials business, partially offset by growth from the building materials business. The average silver market price was approximately $17.09 per troy ounce during the first nine months of 2016, as compared to $16.03 per troy ounce in the same period in 2015. Excluding the acquisition impact, API's net sales were relatively flat for the nine months ended September 30, 2016, when compared to the same period last year.

Segment operating income for the nine months ended September 30, 2016 increased by $1,653, or 4.6%, when compared to the same period last year, primarily due to higher gross profit of $42,184 and higher income of $7,221 recorded from equity method investments, partially offset by higher asset impairment charges in the 2016 period of $11,457, of which $1,400 unfavorably impacted gross profit, primarily due to the planned closure of two HNH facilities, as well as higher SG&A expenses of $35,488. The higher gross profit and SG&A expenses in the nine months ended September 30, 2016 was primarily driven by the SLI, JPS and API acquisitions, however, the higher gross profit was also impacted by an increase in core growth at HNH of approximately $5,300 due to increased gross profit from its building materials business principally due to sales growth.

Energy

The continuing weakness in the oil services industry had an adverse effect on the results of operations of the Company's Energy segment in the first nine months of 2016. The decline in energy prices, particularly the significant decline in oil prices, has resulted in the Energy segment's customers, the oil and gas exploration and production companies ("E&P Companies"), cutting back on their capital expenditures, which has resulted in reduced drilling activity. In addition, the E&P Companies have sought price concessions from their service providers to offset their drop in revenue. Such actions on the part of the E&P Companies had an adverse effect on the operations of the Energy segment in 2016. Steel Excel has taken certain actions and instituted cost-reduction measures in an effort to mitigate these adverse effects. The Energy segment's results of operations going forward will be dependent on the price of oil, the resulting well production and drilling rig count in the basins in which it operates, and Steel Excel's ability to return to the pricing and service levels of the past as oil prices increase. The drilling rig count in North America has declined significantly since its peak in 2014, which has directly impacted the segment's rig utilization, and the pricing for the segment's services has declined. The North American drilling rig count continued to decline into the second quarter of 2016, but has since been gradually increasing. However, the North American drilling rig count is still substantially lower than in prior years, and as a result, Steel Excel expects the Energy segment to experience a decline in operating income in 2016, as compared to the 2015 results.

Net revenue for the three months ended September 30, 2016 decreased $6,326, or 18.9%, and decreased $39,107, or 36.2%, for the nine months ended September 30, 2016, when compared to the same periods of 2015. The decreases in net revenue in the third quarter and first nine months of 2016 were primarily due to decreases of approximately $4,700 and $37,300, respectively, in Steel Excel's energy business due to the decline in rig utilization and the decline in prices that resulted from the adverse effects the decline in energy prices had on the oil services industry.

Segment operating loss for the three months ended September 30, 2016 decreased $7,791, or 69.7%, when compared to the same period of 2015 primarily due to the non-recurrence of $7,886 of impairment charges related to marketable securities recorded in the 2015 period and lower losses from equity method investments of $9,039. These changes were partially offset by lower gains on sales of investments of $7,228 and a decrease in gross profit of $2,078 in the three months ended September 30, 2016, when compared to the same period last year. The decrease in gross profit was primarily due to the decline in revenue in the energy business.

Segment operating loss for the nine months ended September 30, 2016 decreased $27,782, or 81.3%, when compared to the same period of 2015. Significant changes in the 2016 period were lower impairment charges of $29,156 related to marketable securities, lower SG&A expenses of $3,067, due to the receipt of a litigation settlement, net of higher corporate overhead costs, and higher income from equity method investments in the 2016 period of $11,794. These changes were partially offset by a decrease in gross profit of $11,254 and lower gains on sales of investments of $5,692 in the nine months ended September 30, 2016, when compared to the same period last year. The decrease in gross profit was primarily due to the decline in revenue in the energy business.

Financial Services

Revenue for the three months ended September 30, 2016 decreased $2,858, or 15.7%, and increased $7,891, or 17.2%, in the nine months ended September 30, 2016, when compared to the same periods last year. The decrease in the three months ended September 30, 2016 was the result of lower volume in the existing lending programs for the quarter and the restructuring of program structures. For the nine months ended September 30, 2016, revenue increased due to overall increased volume during the year in WebBank's existing lending programs and the restructuring of program structures, which created a gain on sale.

Segment operating income for the three months ended September 30, 2016 decreased $4,805, or 37.8%, and increased $1,479, or 4.8%, in the nine months ended September 30, 2016, when compared to the same periods last year. Both periods were impacted by higher costs and expenses such as higher SG&A expenses due to higher personnel expenses in 2016 due to growth in the number of WebBank's programs, expanding WebBank's capabilities, and the need for more oversight to meet regulatory expectations. In addition, finance interest expense and the provision for loan losses both increased in the three and nine and nine months ended September 30, 2016, when to the same periods last year. The higher finance interest expense was due to a larger deposit balance to support asset growth and an increase in interest rates, and the increase in the provision for loan losses was due to an increase in existing impaired loans and the addition of a loan portfolio of held-to-maturity consumer loans.

Corporate and Other

Revenue was relatively flat in the three months ended September 30, 2016 and decreased $32,085, or 97.6%, in the nine months ended September 30, 2016, when compared to the same periods in 2015. The decrease in the nine months ended

September 30, 2016 was due to net investment gains of $32,267, which were recorded in the 2015 period due to gains on sales of available-for-sale securities of approximately $25,400 and a gain on our investment in CoSine of approximately $6,900 resulting from the re-measurement of our investment upon the acquisition of a majority interest in CoSine in January 2015 (see Note 2 - "Acquisitions" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q).

Segment operating income increased $17,862 in the three months ended September 30, 2016, compared to the same period of 2015, as a result of lower losses in the 2016 period of approximately $15,000 on equity method and other investments and the non-recurrence of an asset impairment charge of $1,315 related to a building owned by DGT that was recorded in the 2015 period. In addition, SG&A expenses decreased as a result of lower corporate employee costs and professional fees in the three months ended September 30, 2016, compared to the same period of 2015.

Segment operating income decreased $25,159 in the nine months ended September 30, 2016, compared to the same period of 2015, primarily as a result of the non-recurrence of the aforementioned net investment gains of $32,267 recorded in the 2015 period and lower income in the 2016 period of approximately $2,600 from equity method and other investments. These reductions to segment operating income were partially offset by the non-recurrence of the aforementioned DGT building impairment and lower SG&A expenses as a result of lower corporate employee costs and lower professional fees during the nine months ended September 30, 2016, compared to the same period of 2015.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$121,618	$109
Net cash (used in) provided by investing activities	(163,210)	82,016
Net cash provided by (used in) financing activities	184,954	(19,064)
Change for the period	$143,362	$63,061

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2016 was $121,618. Net income from continuing operations of $25,272 was impacted by certain non-cash items and a net decrease of $26,580 relating to changes in certain operating assets and liabilities. The decrease was primarily due to a decrease of $52,275 in loans held for sale due to the timing of loan originations and the level of activity at WebBank. This decrease was partially offset by an increase of $20,512 in trade and other receivables due to the timing of receipts.

Net cash provided by operating activities for the nine months ended September 30, 2015 was $109. Net income from continuing operations of $13,169 was impacted by certain non-cash items, partially offset by an increase of $70,876 relating to changes in certain operating assets and liabilities. Of this increase, $6,863 was from an increase in trade and other receivables, $52,248 was from an increase in loans held for sale and $15,029 was from a decrease in accounts payable, accrued and other current liabilities. These changes were partially offset by a $3,655 decrease in inventories. Net cash provided by operating activities was also impacted by $2,266 in cash used in operating activities of discontinued operations.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $163,210. Significant items included net cash paid for HNH's acquisition of SLI, including the Electromagnetic Enterprise division of Hamilton Sundstrand Corporation ("EME"), and API's acquisition of Hazen Paper Company ("Hazen"), which totaled an aggregate of $196,546, purchases of property, plant and equipment of $18,733 and an increase in loan originations, net of collections of $17,866, partially offset by net proceeds from sales of investments, primarily by Steel Excel, of $51,372 and proceeds from sale of assets of $10,129, primarily as a result of the sale of API's security holographics business.

Net cash provided by investing activities for the nine months ended September 30, 2015 was $82,016. Significant items included proceeds received from HNH's sale of Arlon of $155,517 and net proceeds from sales of investments of $53,798, primarily due to CoSine's sale of Nathan's Famous, Inc. shares and net proceeds from investment sales by Steel Excel. In addition, cash flows from investing activities were impacted by purchases of property, plant and equipment of $17,037, acquisitions of $117,226, primarily due to the API and JPS acquisitions, and additional investments in associated companies, primarily MLNK, of $7,607.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was $184,954, including net revolver borrowings of $167,177, primarily by HNH to fund the acquisitions of SLI and EME, proceeds from term loans of $9,839, primarily to fund API's Hazen acquisition, and a net increase in deposits of $37,743. These increases were partially offset by cash used to purchase the Company's common units of $7,297 and subsidiaries' purchases of their common stock of $20,956.

Net cash used in financing activities for the nine months ended September 30, 2015 was $19,064. This was due primarily to net revolver payments of $41,280, repayments of term loans of $10,845, subsidiary's purchases of the Company's common units of $8,537, purchases of SPLP common units of $1,917 and subsidiary's purchases of their common stock of $6,105, partially offset by a net increase in deposits of $49,257.

LIQUIDITY AND CAPITAL RESOURCES

SPLP (excluding its operating subsidiaries, "Holding Company") is a global diversified holding company whose assets principally consist of the stock of its direct subsidiaries, noncontrolling investments in equity securities, and cash and cash equivalents. SPLP strives to enhance the liquidity and business operations of its companies and increase long-term value for unitholders and stakeholders through balance sheet improvements, strategic allocation of capital and operational and growth initiatives. The Company uses a set of tools and processes called the Steel Business System to drive operational and sales efficiencies across each of its business units. The Steel Business System is designed to drive strategy deployment and sales and marketing based on lean principles. SPLP's operational initiatives include creating efficiencies through consolidated purchasing and materials sourcing provided by the Steel Partners Purchasing Council, which arranges shared purchasing programs and is reducing costs for, and providing other benefits to, a number of SPLP's companies. The Company strives to reduce our companies' operational costs, and enhance growth and profitability, through the implementation of Steel Partners Operational Excellence Programs, which include the deployment of Lean Manufacturing, Design for Six Sigma, Six Sigma and Strategy Deployment. SPLP is focused on reducing corporate overhead of our companies by centralizing certain administrative and corporate services through Steel Partners Corporate Services that provides management, consulting and advisory services.

The Holding Company's principal sources of funds, a portion of which are used to pay its overhead expenses, are available cash resources, servicing contracts with subsidiaries and affiliates, borrowings, investments, public and private capital market transactions, distributions or dividends from subsidiaries and/or investments, as well as dispositions of existing businesses. Investments, which are generally recorded at fair value, are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a reasonable period of time. As of September 30, 2016, the Holding Company had cash and cash equivalents of approximately $5,200 and investments of approximately $92,000, of which approximately $86,700 is either pledged as collateral under the credit facility with PNC Bank, National Association ("PNC Credit Facility") or restricted. The PNC Credit Facility provides for a revolving credit facility with borrowing availability of up to $105,000. The Holding Company's availability under the PNC Credit Facility was approximately $18,000 as of September 30, 2016.

The Holding Company generally does not have access to the cash flow generated by the Company's operating businesses for its needs, and the operating businesses generally do not rely on the Holding Company to support their operating activities. The Holding Company and its operating businesses believe that they have access to adequate resources to meet their needs for normal operating costs, capital expenditures, pension payments, debt obligations, working capital for their existing business and acquisitions for at least the next twelve months. These resources include cash and cash equivalents, investments, cash provided by operating activities and unused lines of credit. The Holding Company and its operating businesses' ability to satisfy their debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions will depend upon their future operating performance, which will be affected by prevailing economic conditions in the markets in which they operate, as well as financial, business and other factors, some of which are beyond their control. There can be no assurances that the Holding Company and its operating businesses will continue to have access to their lines of credit if their financial performance does not satisfy the financial covenants set forth in their respective financing agreements, which could also result in the acceleration of their debt obligations by their respective lenders, adversely affecting liquidity.

Below are liquidity discussions for each of our operating businesses:

As of September 30, 2016, HNH's working capital was $157,358, as compared to working capital of $119,246 as of December 31, 2015. HNH's principal source of liquidity is its cash flows from operations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Corporation Pension Plan and paying HNH's administrative costs. HNH expects to have required minimum contributions to the WHX Corporation Pension Plan of $3,400 for the remainder of 2016, and $27,500, $32,900, $33,200, $32,000 and $82,900 in 2017, 2018, 2019, 2020, and for the five years thereafter, respectively. For JPS' pension plan, HNH expects to have required minimum contributions of $500 for the remainder of 2016, and $7,300, $8,700, $5,700, $3,400, and $13,400 in 2017, 2018, 2019, 2020, and for the five years thereafter, respectively. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described above, as well as other changes such as any plan termination or other acceleration events. HNH's senior credit agreement provided for an up to $365,000 senior secured revolving credit facility. On March 23, 2016, HNH entered into an amendment to its senior credit agreement to increase the size of the credit facility by $35,000 to an aggregate amount of $400,000. As of September 30, 2016, HNH's availability under its senior secured revolving credit facility was $75,000. During the three months ended September 30, 2016, HNH entered into a master lease agreement, which establishes the general terms and conditions for a $10,000 credit facility under which HNH may lease equipment and other property pursuant to the terms of individual lease schedules. As of September 30, 2016, no leases had been entered into under the master lease agreement.

As of September 30, 2016, WFH LLC's working capital was approximately $32,000. API, in the UK, has a multi-currency revolving agreement of £13,500 (approximately $17,500) that expires on December 31, 2017. At September 30, 2016, approximately $5,839 was outstanding under the facility. API also has a revolving facility in the U.S that expires in June 2018, of up to approximately $4,500 as of September 30, 2016. At September 30, 2016, $2,010 was outstanding under the facility.

As of September 30, 2016, Steel Excel's working capital was approximately $176,000. Steel Excel's principal source of liquidity is cash, cash equivalents and marketable securities on hand. The marketable securities included short-term deposits, corporate debt, equity instruments and mutual funds. Steel Excel's credit agreement, as amended, ("Amended Credit Agreement") provides for a borrowing capacity of $105,000, consisting of a $95,000 secured term loan ("Term Loan") and up to $10,000 in revolving loans ("Revolving Loans"), subject to a borrowing base of 85% of the eligible trade receivables. At September 30, 2016, $42,900 was outstanding under the Amended Credit Agreement, all of which represented the Term Loan, and $10,000 was available for future borrowing under the Revolving Loans.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $154,497 and $80,226 in cash at the Federal Reserve Bank and in its Fed Funds account at its correspondent bank at September 30, 2016 and December 31, 2015, respectively. WebBank had $17,400 in lines of credit from its correspondent banks at both September 30, 2016 and December 31, 2015 and had $39,236 and $38,667 available from the Federal Reserve discount window at September 30, 2016 and December 31, 2015, respectively. WebBank had a total of $212,912 and $136,293 in cash, lines of credit and access to the Federal Reserve Bank discount window at September 30, 2016 and December 31, 2015, respectively, which represents approximately 56.3% and 41.6%, respectively, of WebBank's total assets.

Contractual Commitments and Contingencies

There were no material changes in the Company's contractual obligations at September 30, 2016, as compared to those reported in the Company's annual report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Risk

We have off-balance sheet risk related to certain financial instruments, including futures and undisbursed loan commitments. For additional information regarding these arrangements, refer to Note 9 - "Financial Instruments," to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2016, compared to those reported in our 2015 Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), including, in particular, forward-looking statements under the headings "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements appear in a number of places in this report and include statements regarding the Company's intent, belief or current expectations with respect to (i) its financing plans, (ii) trends affecting its financial condition or results of operations, and (iii) the impact of competition. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements in addition to historical information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Chief Financial Officer concluded that as of September 30, 2016, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to Company management, including the Principal Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

The Company and its subsidiaries completed the acquisitions of CoSine, API, JPS, SLI and EME on January 20, 2015, April 17, 2015, July 2, 2015, June 1, 2016 and September 30, 2016, respectively. The Company's management excluded the operations of CoSine, API and JPS from its evaluation of, and conclusion on, the effectiveness of managements internal control over financial reporting as of December 31, 2015 and will exclude the operations of SLI, including EME, from its evaluation of, and conclusion on, the effectiveness of managements internal control over financial reporting as of December 31, 2016. These businesses represent approximately 18.7% of the Company's total assets as of September 30, 2016 and approximately 24.4% of the Company's revenue for the nine months then ended. The Company's management will fully integrate the operations of CoSine, API and JPS into its assessment of the effectiveness of its internal control over financial reporting in 2016, and SLI, including EME, will be integrated into such assessment in 2017.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except for the changes in internal control over financial reporting associated with HNH integrating its acquisition of SLI, which was completed on June 1, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

On May 13, 2016, the Board of Directors of the general partner of the Company approved the repurchase of up to an aggregate of $5,000 of the Company's common units. Having been fully utilized in May 2016, on June 9, 2016, the Board of Directors of the general partner of the Company approved the additional repurchase of up to an aggregate of $15,000 of the Company's common units ("June 2016 Repurchase Program"). Any purchases made under the June 2016 Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. The June 2016 Repurchase Program has no termination date. There were no purchases during the third quarter ended September 30, 2016, and there remains approximately $12,800 for units that may yet be purchased under the June 2016 Repurchase Program.

Item 6. Exhibits

Exhibit No.	Description
Exhibit 2.1
Asset Purchase Agreement, dated September 30, 2016, by and between SL Montevideo Technology, Inc. and Hamilton Sundstrand Corporation (incorporated by reference to Exhibit 2.1 of Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed October 5, 2016).

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

Dated:	November 7, 2016	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ Douglas B. Woodworth
Douglas B. Woodworth
Chief Financial Officer
(Principal Accounting Officer)