Form 10-K
period 2016-12-31
STEEL PARTNERS HOLDINGS L.P.
filed 2017-03-14
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2016
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of our common units held by non-affiliates of registrant as of June 30, 2016 totaled approximately $186.4 million based on the then-closing unit price.

On March 10, 2017, there were 26,152,976 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to certain portions of a definitive proxy statement, which will be filed by the Registrant within 120 days after the close of its fiscal year.

STEEL PARTNERS HOLDINGS L.P.

As used in this Form 10-K, unless the context otherwise requires the terms "we," "us," "our," "SPLP" and the "Company" refer to Steel Partners Holdings L.P., a Delaware limited partnership.

PART I

FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, forward-looking statements under the headings "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 - Financial Statements and Supplementary Data." These statements appear in a number of places in this report and include statements regarding the Company's intent, belief or current expectations with respect to (i) its financing plans, (ii) trends affecting its financial condition or results of operations, and (iii) the impact of competition. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements in addition to historical information.

Item 1. Business

All monetary amounts used in this discussion are in thousands unless otherwise indicated.

The Company

Steel Partners, a private investment firm, was founded in February 1990 by Warren G. Lichtenstein. In December 2008, in order to preserve an investment strategy that successfully served the investment firm and its investors since inception, Steel Partners restructured its business. The result was the creation of Steel Partners Holdings L.P. ("SPLP" or the "Company"), a limited partnership formed in the State of Delaware on December 16, 2008. On April 10, 2012, after fulfilling stringent regulatory and financial reporting requirements, the Company became listed on the New York Stock Exchange (NYSE: SPLP).

SPLP is a diversified global holding company that engages in multiple businesses through consolidated subsidiaries, associated companies and other interests. It owns and operates businesses, and has significant investments in companies, in various industries, including diversified industrial products, energy, defense, supply chain management and logistics, banking, and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other. Each of our companies has its own management team with significant experience in their industries. Our subsidiary, Steel Services Ltd (''Steel Services''), through management services agreements, provides services to us and some of our companies which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. We work with our businesses to increase corporate value over the long term for all stakeholders by implementing our unique strategy discussed in more detail below.

SPLP is managed by SP General Services LLC (the "Manager"), pursuant to the terms of an amended and restated management agreement (the "Management Agreement") discussed in further detail in Note 19 – "Related Party Transactions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K. From its founding in 1990, the Manager and its affiliates have focused on increasing value for investors in the entities it has managed. Our wholly-owned subsidiary, Steel Partners Holdings GP Inc., formerly known as Web LLC and Steel Partners Holdings GP LLC (the "General Partner"), is our general partner. The General Partner converted from a limited liability company to a corporation on September 21, 2010. The General Partner has a board of directors (the "Board of Directors"). The Board of Directors is currently comprised of seven members, five of whom are elected annually by our unitholders and two of whom are appointed by the Manager. Warren G. Lichtenstein, the Executive Chairman of our Manager, serves as the Chairman of the Board of Directors.

Handy & Harman Ltd. ("HNH") (NASDAQ (CM): HNH) is a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves. As of December 31, 2016, we owned approximately 69.9% of HNH. Four of our representatives serve on HNH's seven-member board of directors, one of whom serves as Chairman. Our representatives also serve as the Vice Chairman (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer), Chief Legal Officer and as various Vice Presidents of HNH. HNH distributes products to customers through its sales personnel, outside sales representatives and distributors in North and South America, Europe, Australia, Asia and several other international markets.

Through our subsidiary WebFinancial Holding Corporation ("WFHC"), we own approximately 91.2% of API Group plc ("API") as of December 31, 2016. API is part of our Diversified Industrial segment and manufacturers and distributes foils, films and laminates used to enhance the visual appeal of products and packaging.

Steel Excel Inc. ("Steel Excel"), a Delaware corporation formerly known as ADPT Corporation, provides drilling and production services to the oil and gas industry and owns a youth sports business. Steel Excel also continues to identify business acquisition opportunities in both the energy and sports industries as well as in other unrelated industries. As of December 31, 2016, we owned approximately 64.2% of Steel Excel. Steel Excel also has equity method investments in Aviat Networks, Inc. ("Aviat") (NASDAQ:AVNW), a global provider of microwave networking solutions and iGo, Inc., a mobile device accessories provider company. In February 2017, we completed a tender offer for the remaining shares of Steel Excel we did not previously own, bringing our ownership to 100% (for additional information, see Note 14 - "Capital and Accumulated Other Comprehensive Loss" found elsewhere in this Form 10-K).

Through our subsidiary WFHC, we own approximately 91.2% of WebBank. WebBank is a Utah chartered industrial bank subject to comprehensive regulation, examination and supervision of the Federal Deposit Insurance Corporation ("FDIC") and the State of Utah Department of Financial Institutions ("UDFI"). WebBank is not considered a "bank" for Bank Holding Company Act purposes and, as such, SPLP is not regulated as a bank holding company. WebBank's deposits are insured by the FDIC.

Corporate and Other consists of several consolidated subsidiaries, equity method investments as well as other various investments and cash and cash equivalents. Steel Services has management services agreements with HNH, Steel Excel, WebBank and other related companies. For additional information on these service agreements see Note 19 - "Related Party Transactions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K. SPLP's and HNH's equity method investment in ModusLink Global Solutions, Inc. ("MLNK") (NASDAQ:MLNK), which provides supply chain and logistics services to companies in the consumer electronics, communications, software, storage and retail industries, is classified in Corporate and Other. Two members of SPLP's management team serve on the six-member MLNK board of directors, one of whom serves as chairman. Other consolidated subsidiaries included in Corporate and Other are DGT Holdings Corp. ("DGT") and BNS Holdings Liquidating Trust ("BNS"). DGT's operations consist of cash, investments, general and administrative expenses and one building which is held for sale at December 31, 2016. BNS has no operations.

Products and Product Mix

Diversified Industrial Segment

Joining Materials - HNH's Joining Materials business primarily fabricates precious metals and their alloys into brazing alloys. Brazing alloys are used to join similar and dissimilar metals, as well as specialty metals and some ceramics, with strong, hermetic joints. The Joining Materials business offers these metal joining products in a wide variety of alloys, including gold, silver, palladium, copper, nickel, aluminum and tin. Operating income from precious metal products is principally derived from the "value-added" of processing and fabricating and not from the purchase and resale of precious metals.

Tubing - HNH's Tubing business manufactures and produces value added fabrications for a wide variety of steel tubing products such as continuous seamless stainless steel tubing coils for the petrochemical infrastructure and shipbuilding markets and small diameter coil tubing for the aerospace, defense and semiconductor fabrication markets. This unit also manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the transportation, appliance and heating and oil and gas industries. In addition to producing bulk tubing, it produces value-added fabrications for several of these industries.

Building Materials - HNH's Building Materials business manufactures and supplies products primarily to the commercial construction and building industries. It manufactures fasteners and fastening systems for the U.S. commercial low-slope roofing industry, which are sold to building and roofing material wholesalers, roofing contractors and private label roofing system manufacturers, and a line of engineered specialty fasteners for the building products industry for fastening applications in the remodeling and construction of homes, decking and landscaping.

Performance Materials - HNH's Performance Materials business manufactures sheet and mechanically formed glass, quartz, carbon and aramid materials for specialty applications in a wide expanse of markets requiring highly engineered components. Its products are used in a wide range of advanced composite applications, such as civilian and military aerospace components, printed electronic circuit boards, specialty commercial construction substrates, automotive and industrial components, and soft body armor for civilian and military applications.

Electrical Products - HNH's Electrical Products business designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic equipment, and custom gears and gearboxes used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, architectural and entertainment lighting, and telecom applications. Its products are generally incorporated into larger systems to improve operating performance, safety, reliability and efficiency. The reported operations of the Electrical Products business are comprised of the operations of SL Industries, Inc. ("SLI") and the Electromagnetic Enterprise division ("EME") of Hamilton Sundstrand Corporation, which were acquired on June 1, 2016 and September 30, 2016, respectively.

Kasco Blades and Route Repair Services ("Kasco") - HNH's Kasco business provides meat-room blade products, repair services and resale products for the meat and deli departments of supermarkets, restaurants, meat and fish processing plants, and for distributors of electrical saws and cutting equipment, principally in North America and Europe. HNH's Kasco business also provides wood cutting blade products for the pallet manufacturing, pallet recycler and portable saw mill industries in North America.

Foils, Films, Laminates and Holographics - API's laminates and foils businesses produce carton board laminates and foils for the packaging of consumer goods as well as the food and confectionery, tobacco, health and beauty, personal care, greeting cards, books, magazines, footwear and sports goods and office and promotional products industries. API's holographics business manufactures holographic products for use on premium branded goods in various industries.

Energy Segment

Steel Energy - Steel Excel's energy business provides drilling and production services to exploration and production companies in the oil and gas business. The services provided include well completion and recompletion, well maintenance and workover, snubbing, flow testing, down hole pumping, plug and abatement, and rental of auxiliary equipment.

Steel Sports - Steel Excel's sports business is a social impact organization that strives to provide a first-class youth sports experience emphasizing positive experiences and instilling the core values of discipline, teamwork, safety, respect, and integrity.

Financial Services Segment

WebBank - WebBank engages in a full range of banking activities including originating loans, issuing private label credit cards, and taking deposits that are federally insured. WebBank originates and funds consumer and small business loans through lending programs with unaffiliated companies that market and service the programs ("Marketing Partners"), where the Marketing Partners subsequently purchase the loans (or interests in the loans) that are originated by WebBank. WebBank also has private-label financing programs that are branded for a specific retailer, manufacturer, dealer channel, proprietary network and bank card programs. WebBank participates in syndicated commercial and industrial as well as asset based credit facilities and asset based securitizations through relationships with other financial institutions.

Business Strategy

We continuously evaluate the retention and disposition of existing operations and investigate possible acquisitions of new businesses, often focusing on businesses that are selling substantially below intrinsic value. We consider possible synergies and economies of scale in operating and/or making determinations to acquire or dispose of companies. We seek additional means to reduce costs and to encourage integration of operations and the building of business relationships among our companies, consistent with our desire that our unitholders benefit from the diversified holding company structure.

We strive to enhance the business operations of our companies and increase long-term value for unitholders and stakeholders through balance sheet improvements, strategic allocation of capital and operational and growth initiatives. We use a set of tools and processes called the Steel Business System to drive operational and commercial efficiencies across each of our businesses. The Steel Business System utilizes a strategy deployment process to execute strategic initiatives for each of our businesses to improve their performance, including objectives relating to manufacturing improvement, idea generation, product development, and global sourcing of materials and services.

Our operational initiatives include creating efficiencies through consolidated purchasing and materials sourcing provided by the Steel Partners Purchasing Council, which arranges shared purchasing programs and is reducing costs for, and providing other benefits to, a number of our companies. We strive to reduce our companies' operational costs, and enhance growth and profitability, through the implementation of Steel Partners Operational Excellence Programs, which include the deployment of Lean Manufacturing, Design for Six Sigma, Six Sigma and Strategy Deployment. We are focused on reducing corporate overhead of our companies by centralizing certain administrative and corporate services through Steel Services that provides management, consulting and advisory services.

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

Customers

HNH is diversified across industrial markets and customers. HNH sells to customers in the construction, electrical, electronics, transportation, power control, utility, medical, oil and gas exploration, aerospace and defense, and food industries. No customer accounted for more than 10% of HNH's consolidated net sales in 2016, 2015 or 2014. HNH's 15 largest customers accounted for approximately 29% of consolidated HNH net sales in 2016.

 API's packaging solutions enable companies across a wide-range of industry sectors including premium drinks, confectionery, tobacco, perfumery, personal care, cosmetics and healthcare to empower their brands on the shelf and in the hand.
API had two customers that made up 35% of its consolidated net revenue in 2016 and no customers accounted for more than 10% of API's consolidated net revenue in 2015. API's 15 largest customers accounted for approximately 62% of consolidated API net sales in 2016.

The energy business primarily provides its services to customers' extraction and production operations in North Dakota and Montana in the Bakken basin, Colorado and Wyoming in the Niobrara basin, Texas in the Permian basin and New Mexico in the San Juan basin. Steel Excel relies primarily on its local operations to sell and market its services. In 2016, Steel Excel had two customers that made up 26% of its net revenue, and its top 15 customers made up 75%, 76% and 81% of its net revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

WebBank earns interest income primarily from interest and fees earned on loans and investments and it earns non-interest income primarily from origination fees earned on loans, fee income on contractual lending arrangements, premiums on the sale of loans, and loan servicing fees. For the years ended December 31, 2016, 2015 and 2014, the two highest grossing contractual lending programs accounted for 47%, 46% and 35%, respectively, of WebBank's total revenue.

Raw Materials

Besides precious metals, the raw materials used in HNH's operations consist principally of stainless, galvanized silicon and carbon steel, aluminum, copper, tin, nickel alloys, a variety of high-performance alloys, permanent magnets, electronic and electrical components and various plastic compositions. The raw materials used in the operations of HNH's Performance Materials business consist principally of fiberglass, quartz and aramid yarns. HNH purchases all such raw materials at open market prices from domestic and foreign suppliers. HNH has not experienced any significant problem in obtaining the necessary quantities of raw materials. Prices and availability, particularly of raw materials purchased from foreign suppliers, are affected by world market conditions and government policies. The raw materials used by HNH in its non-precious metal products are generally readily available from more than one source.

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

Capital Investments

SPLP believes that in order to be and remain competitive, its businesses must continuously strive to increase revenue, improve productivity and product quality, and control and/or reduce manufacturing costs. Accordingly, SPLP expects to continue to make capital investments that reduce overall manufacturing costs, improve the quality of products produced and services provided and broaden the array of products offered to the industries SPLP serves, as well as replace equipment as necessary to maintain compliance with environmental, health and safety laws and regulations. SPLP's capital expenditures for 2016, 2015 and 2014 for continuing operations were $34,183, $23,252 and $28,769, respectively. SPLP anticipates funding its capital expenditures in 2017 from funds generated by operations and borrowed funds.

Employment

As of December 31, 2016, HNH employed 3,470 employees worldwide. Of these employees, 410 were sales employees, 774 were office employees, 265 were covered by collective bargaining agreements, and 2,021 were non-union operating employees. As of December 31, 2016, API employed 616 employees worldwide. Of these employees, 74 were sales employees, 79 were office employees, 443 were manufacturing employees and 20 were in other functions. A total of 269 of API's employees were covered by collective bargaining agreements.

As of December 31, 2016, Steel Excel had 645 employees, of which 633 were full-time employees and 12 were part-time employees. All of Steel Excel's employees are located in the United States. Steel Excel also hires additional full-time and part-time employees during peak seasonal periods. None of Steel Excel's employees are covered by collective bargaining agreements.

As of December 31, 2016, WebBank had 62 employees.

As of December 31, 2016, Steel Services had 64 employees.

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

Steel Excel's Energy business operates in a highly competitive industry that is influenced by price, capacity, reputation, and experience. In times of high demand, capacity, reputation and experience are major competitive forces. In times of low demand, service providers will compete on price to attract customers. In addition, Steel Excel needs to maintain a safe work environment and a well-trained work force to remain competitive. Steel Excel's energy services are affected by seasonal factors, such as inclement weather, fewer daylight hours and holidays during the winter months. Heavy snow, ice, wind, or rain can make it difficult to operate and to move equipment between work sites, which can reduce its ability to provide services and generate revenues. These seasonal factors affect Steel Excel's competitors as well. Because they have conducted business together over several years, the members of its local operations have established strong working relationships with certain of their clients. These strong client relationships provide a better understanding of region-specific issues and enable Steel Excel to better address customer needs. The market for the Steel Excel's Sports business' baseball facility services and soccer camps and leagues is very fragmented, and its competitors are primarily small local or regional operations. The market for its strength and conditioning services is fragmented, and its competitors vary from large national providers of such services to local providers of comparable or other niche services.

WebBank competes with a broad range of banks, both larger and smaller, across its various lines of business.

Regulation

Certain of our business are subject to various regulations relating to protection of the environment, worker safety, the handling of hazardous materials, transportation standards, and banking. The Company does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2017. SPLP believes its subsidiaries are in compliance with all orders and decrees it has consented to with environmental regulatory agencies. These regulations are discussed in more detail below. Also, please see "Item 1A - Risk Factors,"

"Item 3 - Legal Proceedings" and Note 18 - "Commitments and Contingencies" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

•
The Comprehensive Environmental Response, Compensation and Liability Act, as amended, and comparable state laws ("CERCLA") impose liability without regard to fault or the legality of the original conduct on certain defined parties, including current and prior owners or operators of a site where a release of hazardous substances occurred and entities that disposed of or arranged for the disposition of the hazardous substances found at the site. Under CERCLA, these parties may be subject to joint and several liability for the costs of cleaning up the hazardous substances that were released into the environment and for damages to natural resources. Further, claims may be filed for personal injury and property damages allegedly caused by the release of hazardous substances and other pollutants. We may encounter materials that are considered hazardous substances in the course of our operations. As a result, our businesses may incur CERCLA liability for cleanup costs and be subject to related third-party claims. We also may be subject to the requirements of the Resource Conservation and Recovery Act, as amended, and comparable state statutes ("RCRA") related to solid wastes. Under CERCLA or RCRA, our subsidiaries could be required to clean up contaminated property (including contaminated groundwater) or to perform remedial activities to prevent future contamination.

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

•
The Clean Air Act, as amended, and comparable state laws and regulations restrict the emission of air pollutants and impose various monitoring and reporting requirements. These laws and regulations may require our subsidiaries to obtain approvals or permits for construction, modification, or operation of certain projects or facilities and may require use of emission controls. Various scientific studies suggest that emissions of greenhouse gases, including, among others, carbon dioxide and methane, contribute to global warming. While it is not possible to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact the Company's businesses, any new restrictions on emissions that are imposed could result in increased compliance costs for, or additional operating restrictions on, the Company's customers, which could have an adverse effect on the Company's business.

•
The Occupational Safety and Health Act, as amended, and comparable state laws ("OSHA") regulate the protection of employee health and safety. OSHA's hazard communication standard requires that information about hazardous materials used or produced in its operations be maintained and provided to employees and state and local government authorities.

WebBank is subject to regulatory capital requirements administered by the FDIC. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WebBank must meet specific capital guidelines that involve quantitative measures of WebBank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. WebBank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material adverse effect on WebBank's financial statements. In addition, federal banking laws and regulations generally would prohibit WebBank from making any capital distribution (including payment of a dividend) if WebBank would be under-capitalized thereafter. Undercapitalized depository institutions are subject to growth limitations and must submit a capital restoration plan, which must be guaranteed by the institution's holding company. In addition, an undercapitalized institution is subject to increased monitoring and greater regulatory approval requirements. Currently, WebBank meets or exceeds all applicable regulatory capital requirements.

WebBank is also subject to legal requirements in connection with the consumer and business lending programs that it originates. These include disclosure requirements, prohibitions on certain activities, and a broad prohibition on engaging in unfair, deceptive or abusive acts or practices. These requirements are enforced by WebBank's regulators, the FDIC and the UDFI, as well as through private litigation.

Other Information

The amounts of revenue, earnings before taxes and identifiable assets attributable to the aforementioned business segments and additional information regarding SPLP's investments are included in Note 20 - "Segment Information" and Note 9 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

Our common units are quoted on the New York Stock Exchange under the symbol "SPLP". Our business address is 590 Madison Avenue, 32nd Floor, New York, New York 10022, and our telephone number is (212) 520-2300. Our website is www.steelpartners.com. The information contained in, or that can be accessed through, the website is not part of this Form 10-K. This Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through our website as soon as reasonably practicable after those materials have been electronically filed with, or furnished to, the U.S. Securities and Exchange Commission ("SEC").

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

Risks Related to Our Business

We could incur significant costs, including remediation costs, as a result of complying with environmental laws or failing to comply with other extensive regulations that our businesses are subject to.

Our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the federal, state and local levels, including laws related to anti-corruption, environmental matters, health and safety, import laws and export control and economic sanctions, and the sale of products and services to government entities. Some of these laws and regulations pertain to the handling, storage and transportation of raw materials, products and wastes, and hazardous materials and wastes. Compliance with such requirements may make it necessary for us to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps, which may be at a substantial cost to our subsidiaries. Although our subsidiaries maintain insurance coverage for certain environmental matters, they could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of, or liabilities under, environmental laws. Any material violations of these laws can lead to substantial liability, revocations of discharge permits, fines or penalties, and any new laws, regulations, and enforcement policies could become more stringent and significantly increase our compliance costs or limit our future business opportunities, negatively impacting our financial condition, business and results of operations.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo ("DRC") and adjoining countries. As a result, the SEC has adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in some of our subsidiaries' products. As there may be only a limited number of suppliers offering "conflict free" conflict minerals, we cannot be sure that our businesses will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our businesses' products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our businesses' products through the procedures we may implement.

These are not the only regulations that our businesses must comply with. Failure to comply with these or any other regulations could result in civil and criminal, monetary and non-monetary penalties, damage to our reputation, disruptions to our business, limitations on our ability to manufacture, import, export and sell products and services, disbarment from selling to certain federal agencies, damage to our reputation and loss of customers and could cause us to incur significant legal and investigatory fees. Compliance with these and other regulations may also require us to incur significant expenses. The products and operations of our businesses are also often subject to the rules of industrial standards bodies such as the International Organization for Standardization (ISO), and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our financial condition.

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

The success of each of our businesses depends in part on the trademarks and patents that they own, or their licenses to use others', brand names, proprietary technology and manufacturing techniques. In addition to trademark and patent protection, these businesses rely on copyrights, trade secrets, confidentiality procedures and contractual provisions to protect their intellectual property rights. The steps they have taken to protect their intellectual property rights may not prevent third parties from using their intellectual property without their authorization or independently developing intellectual property that is similar. In addition, the laws of foreign countries may not protect our businesses' intellectual property rights effectively. Stopping unauthorized use of proprietary information and intellectual property, and defending claims of unauthorized use of others' proprietary information or intellectual property, may be difficult, time-consuming and costly and could subject our businesses to significant liability for damages and invalidate their property rights. Such unauthorized use could reduce or eliminate any competitive advantage our businesses have developed, cause them to lose sales or otherwise harm their business.

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

A significant disruption in, or breach in security of, our information technology systems could adversely affect our business.

We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of critical business processes and activities. We also collect and store sensitive data, including confidential business information and personal data. These systems may be susceptible to damage, disruptions or shutdowns due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events. Upgrading our information technology systems is costly and subject to delay, and there is no assurance new systems will provide the benefits expected. In addition, security breaches of our systems could result in the misappropriation or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers or suppliers. Any such events could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal claims or proceedings, liability or penalties under privacy laws, each of which could adversely affect our business and our financial condition. State and federal laws may also require us to provide notice to affected individuals if their personal data is the subject of a breach in security, which would impose costs and could lead to additional liability and negative publicity.

HNH sponsors defined benefit pension plans which could subject it to substantial cash funding requirements in the future.

HNH's ongoing operating cash flow requirements include arranging for the funding of the minimum requirements of the WHX Corporation Pension Plan, the WHX Pension Plan II and the Retirement Plan for Employees of JPS Industries, Inc. ("JPS"). The performance of the financial markets and interest rates, as well as health care trends and associated mortality rates, impact our defined benefit pension plan expense and funding obligations. Significant changes in these factors, including adverse changes in discount rates, investment losses on plan assets and increases in participant life expectancy, may increase our funding obligations and adversely impact our financial condition. Required future contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. See the Liquidity and Capital Resources section of this Form 10-K for additional information.

WebBank operates in a highly regulated environment and its lending programs are subject to extensive federal and state regulation. Ongoing legislative and regulatory actions may significantly affect our liquidity or financial condition.

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

•
the Fair Credit Reporting Act, which governs the use of credit reports and the reporting of information to credit bureaus, and imposes restrictions on the marketing of credit products through prescreened solicitations based on credit report information;

•
the Servicemembers Civil Relief Act and the Military Lending Act, which impose rate limitations and other requirements in connection with the credit obligations of active duty military personnel and certain of their dependents;

•	federal and state laws relating to privacy and the safeguarding of personally identifiable consumer information and data breach notification;

•	the Bank Secrecy Act, which relates to compliance with anti-money laundering, customer due diligence and record-keeping policies and procedures; and

•	laws governing the permissibility of the interest rates and fees that are charged to borrowers.

The Dodd-Frank Act, which was signed into law in 2010, is intended primarily to overhaul the financial regulatory framework and impacts all financial institutions, including WebBank. The Dodd-Frank Act, among other things, established the Bureau of Consumer Financial Protection and Financial Stability Oversight Council, consolidated certain federal bank regulators and imposed increased corporate governance and executive compensation requirements. The amount and complexity of this and other regulations has increased WebBank's regulatory compliance burden and therefore has increased its regulatory risk.

If WebBank or its programs do not comply with these laws, it may be subject to claims for damages, fines, or penalties, and may face regulatory scrutiny. In addition, some violations could result in an underlying loan being found invalid or unenforceable, or subject to payment defenses. Any of these violations could result in the imposition of liability on WebBank, although WebBank may have indemnification rights for certain claims. In addition, there could be limitations on WebBank's ongoing or future business.

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

WebBank's status as lender of the loans it offers, and the ability of assignees to collect interest, may be challenged, and these challenges could negatively impact WebBank's ongoing and future business.

WebBank's business includes lending programs with Marketing Partners, where the Marketing Partners provide origination servicing for the loans and subsequently purchase the loans (or interests in the loans) that are originated by WebBank. There have been litigation and regulatory actions which have challenged lending arrangements where a bank has made a loan and then sold and assigned it to an entity that is engaged in assisting with the origination and servicing of the loan. Some of these cases have alleged that the marketing and servicing entity should be viewed as the “true creditor” of the loans originated through the lending program, and the bank should be disregarded. If this type of challenge is successful, state law interest rate limitations and other requirements that apply to non-bank lenders would then be applicable, instead of the federal interest rate laws that govern bank lenders. Other cases have relied on the claim that even if a bank originated a loan based on the federal interest rate laws, an assignee of a bank is not permitted to rely on the federal law and is instead subject to state law limitations. Certain of these challenges have been brought or threatened in programs involving WebBank. Such cases or regulatory actions, if successfully brought against WebBank or its Marketing Partners or others could negatively impact WebBank's ongoing and future business. WebBank continues to structure its programs, and to exercise control over these programs, to address these risks, although there can be no assurance that additional cases or regulatory actions will not be brought in the future.

The Volcker Rule, which is part of the Dodd-Frank Act, restricts SPLP's flexibility to do business.

The Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act, the so-called "Volcker Rule," which generally restricts certain banking entities (including affiliates of depository institutions) from engaging in proprietary trading activities and acquiring or retaining ownership interests in, or sponsoring, any private equity or hedge fund (collectively, "covered funds"). Under the implementing regulations, WebBank (and its affiliates) are restricted from engaging in proprietary trading, or investing in or sponsoring covered funds unless their activities qualify for a specific exemption under the rule or satisfy certain requirements under the rule. Because SPLP controls WebBank, each of SPLP and all its subsidiaries, as well as its controlled entities, are banking entities under the Volcker Rule and therefore subject to these regulations, and therefore are restricted from doing business to the extent necessary to comply with them.

WebBank is subject to capital requirements and SPLP could be called upon by the FDIC to infuse additional capital into WebBank to the extent that WebBank fails to satisfy its capital requirements.

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

Effective January 1, 2015 for WebBank, FDIC regulations implementing the Basel III Accord modified WebBank's minimum capital requirements by adding a 4.5% Common Equity Tier 1 ratio and increased the Tier 1 capital ratio requirement from 4% to 6%. FDIC regulations also require WebBank to comply with a total capital ratio of 8% and a leverage ratio of 4%. Additionally, a Capital Conservation Buffer (composed solely of common equity Tier 1 capital) equal to 2.5% above the new regulatory minimum capital requirements will be phased in starting January 1, 2016 until fully implemented on January 1, 2019. The Capital Conservation Buffer is on top of the minimum risk-weighted asset ratios and will have the effect of increasing those ratios by 2.5% each when fully phased in. A failure of WebBank to maintain the aggregate minimum capital required by the Capital Conservation Buffer will impair its ability to make certain distributions (including dividends and stock repurchases) and discretionary bonus payments to executive officers. A failure of WebBank to maintain capital as required by the FDIC's minimum capital requirements would subject WebBank to the FDIC's prompt corrective action regime, which may further impair WebBank's ability to make payments or distributions and may require a capital restoration plan or other corrective regulatory measures.

The Company currently cannot predict the specific impact and long-term effects that Basel III and its implementation in the U.S. will have on WebBank and the banking industry more generally. Furthermore, the Dodd-Frank Act codified a longstanding policy that all companies that directly or indirectly control an FDIC-insured bank are required to serve as a source of financial strength for such institution. As a result, SPLP could be called upon by the FDIC to infuse additional capital into WebBank to the extent that WebBank fails to satisfy its capital requirements, including at times that SPLP might not otherwise be inclined to provide it and even if doing so may adversely affect SPLP's ability to meet its other obligations.

WebBank's lending programs depend on relationships with Marketing Partners.

WebBank offers its lending programs with Marketing Partners. If those Marketing Partners do not provide origination services or other services to WebBank, or provide those services in a faulty manner, that may negatively impact WebBank's ongoing and future business. In addition, if the Marketing Partners or other third parties do not purchase the loans (or interests in loans) that are originated by WebBank, then WebBank may need to retain those loans (or interests in loans) and that may negatively impact its ongoing and future business. Marketing Partners may rely on outside sources of capital to meet their obligations. Market conditions and other factors may affect the availability of capital for Marketing Partners. The availability of capital may also affect the volume of loans that can be originated through WebBank's lending programs. In 2016, the availability of capital has been more limited for several of WebBank's Marketing Partners, resulting in a decrease in loan volume and a negative impact on WebBank's business.

Economic downturns could disrupt and materially harm our businesses.

Negative trends in the general economy could cause a downturn in the markets for our products and services. A significant portion of our revenues in the Diversified Industrial segment are received from customers in transportation, oil and gas exploration, and construction related industries, which have experienced significant financial downturns in the past. These industries are cyclical and demand for their products tends to fluctuate due to changes in national and global economic conditions, availability of credit and other factors. A worsening of customer demand in these industries would adversely affect our revenues, profitability, operating results and cash flows. In our Energy segment, the level of oil and natural gas exploration and production activity in the United States has declined in light of the decline in the price of oil. Reduced discovery rates of new oil and natural gas reserves, or a decrease in the development rate of reserves in our market areas, weakness in oil and natural gas prices, or our customers' perceptions that oil and natural gas prices will decrease in the future, could result in a reduction in the utilization of our equipment and result in lower revenues or rates for the services of our Energy segment. Our customers' willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by many factors over which we have no control. Our Financial Services segment could be impacted by tightening of the credit markets and other general economic declines that could result in a decrease in lending and demand for consumer loans. We may also experience a slowdown if some customers experience difficulty in obtaining adequate financing due to tightness in the credit markets. Furthermore, the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers. Our assets may also be impaired or subject to write-down or write-off as a result of these conditions. These adverse effects would likely be exacerbated if global economic conditions worsen, resulting in wide-ranging, adverse and prolonged effects on general business conditions, and materially and adversely affect our operations, financial results and liquidity.

Increased regulation of hydraulic fracturing could have an adverse impact on the customers in our Energy segment.

Many of the customers in our Energy segment utilize hydraulic fracturing services, which is the process of creating or expanding cracks, or fractures, in formations underground where water, sand, and other additives are pumped under high pressure into the formation. Although our Energy segment is not a provider of hydraulic fracturing services, many of its services complement the hydraulic fracturing process. Legislation for broader federal regulation of hydraulic fracturing operations and the reporting and public disclosure of chemicals used in the fracturing process could be enacted. Additionally, the United States Environmental Protection Agency has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel under the Safe Drinking Water Act and is completing the process of drafting guidance documents related to this asserted regulatory authority. Our Energy segment's customers' operations could be adversely affected if additional regulation or permitting requirements were to be required for hydraulic fracturing activities, which could have an adverse effect on our results of operations.

Our business strategy includes acquisitions, and acquisitions entail numerous risks, including the risk of management diversion and increased costs and expenses, all of which could negatively affect the Company's profitability.

Our business strategy includes, among other things, strategic acquisitions, as well as potential opportunistic acquisitions. This element of our strategy entails several risks, including the diversion of management's attention from other business concerns and the need to finance such acquisitions with additional equity and/or debt.

In addition, once completed, acquisitions entail further risks, including: unanticipated costs and liabilities of the acquired businesses, including environmental liabilities that could materially adversely affect our results of operations; difficulties in assimilating acquired businesses; negative effects on existing business relationships with suppliers and customers; and losing key employees of the acquired businesses. If our acquisition strategy is not successful or if acquisitions are not well integrated into our existing operations, the Company's profitability could be negatively affected.

Our subsidiaries do not have long-term contracts with all of their customers, the loss of which customers could materially adversely affect our financial condition, business and results of operations.

Our businesses are based primarily upon individual orders, sales and service agreements with customers and not long-term contracts. As such, these customers could cease buying products or using our services at any time and for any reason, and we will have no recourse in the event a customer no longer wants to purchase products from us or use our services. If a significant number of our customers elect not to purchase products or use our services, or we have to make price concessions in order to retain certain customers, it could materially adversely affect our financial condition, business and results of operations.

We may sustain losses in our investment portfolio, which could have an adverse effect on our results of operations, financial condition, and liquidity.

A portion of our assets consists of investments in available-for-sale securities which are adjusted to fair value each period. An adverse change in global economic conditions may result in a decline in the value of these investments. Such declines in value of available-for-sale securities will be recognized as losses upon the sale of such securities or if such declines are deemed to be other than temporary. Any adverse changes in the financial markets and resulting declines in value of our investments may result in additional impairment charges and could have an adverse effect on our results of operations, financial condition, and liquidity.

Future cash flows from operations or through financings may not be sufficient to enable the Company to meet its obligations, and this would likely have a material adverse effect on its businesses, financial condition and results of operations.

There can be no assurances that the Company or its subsidiaries will continue to have access to their lines of credit if their financial performance does not satisfy the financial covenants set forth in the applicable financing agreements. If the Company or its subsidiaries do not meet certain of its financial covenants, and if they are unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, their ability to access available lines of credit could be limited, their debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

If the Company's or its subsidiaries' cash needs are significantly greater than anticipated or they do not materially meet their business plans, the Company or its subsidiaries may be required to seek additional or alternative financing sources. There can be no assurance that such financing will be available or available on acceptable terms. The inability to generate sufficient cash flows from operations or through financing could impair the Company's or its subsidiaries' liquidity and would likely have a material adverse effect on their businesses, financial condition and results of operations.

Credit market volatility may affect our ability to refinance our existing debt, borrow funds under our existing lines of credit or incur additional debt.

Future disruption and volatility in credit market conditions could have a material adverse impact on our ability or our subsidiaries' ability to refinance debt when it comes due on terms similar to our current credit facilities, or to draw upon existing lines of credit or incur additional debt if needed as a result of unanticipated downturns in the markets for our products and services, which may require us or our subsidiaries to seek other funding sources to meet our cash requirements. We cannot be certain that alternative sources of financing would be available in the future on terms and conditions that are acceptable.

Litigation or compliance failures could adversely affect our profitability.

The nature of our businesses expose us to various litigation matters. We contest these matters vigorously and make insurance claims where appropriate. However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of any litigation. These lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management's attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial condition. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in legal proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our consolidated financial statements, record estimates or reserves for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial condition in any particular period. Although we make accruals as we believe warranted, the amounts that we accrue could vary significantly from any amounts we actually pay due to the inherent uncertainties in the estimation process.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC thereunder ("Section 404"). Section 404 requires us to report on the design and effectiveness of our internal controls over financial reporting. Section 404 also requires an independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls. There can be no assurance that our auditors will issue an unqualified report attesting to our internal controls over financial reporting. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements or our consolidated financial statements could change. Further, HNH completed the acquisitions of SLI and EME on June 1, 2016, and September 30, 2016, respectively, and we have excluded the operations of these businesses from our evaluation of, and conclusion on, the effectiveness of our internal control over financial reporting as of December 31, 2016. Any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, and cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our consolidated financial statements. We may also be required to incur costs to improve our internal control system and hire additional personnel. This could negatively impact our results of operations.

Risks Related to Our Structure

The unitholders have limited recourse to maintain actions against the General Partner, the Board of Directors, our officers and the Manager.

The Limited Partnership Agreement of SPLP, or the "Partnership Agreement," contains broad indemnification and exculpation provisions that limit the right of a unitholder to maintain an action against the General Partner, the Board of Directors, our officers and the Manager, or to recover losses or costs incurred due to action or inaction by these parties which have a negative effect on the Company.

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

Warren G. Lichtenstein, our Executive Chairman and a substantial unitholder, is the Chief Executive Officer of our Manager. As of December 31, 2016, Mr. Lichtenstein directly owned approximately 14.4% of our outstanding common units. In addition, affiliates of our Manager beneficially own approximately 28.4% of our outstanding units, although Mr. Lichtenstein disclaims beneficial ownership of any common units not directly held by him. We have entered into transactions and/or agreements with these entities. There can be no assurance that such entities will not have interests in conflict with our own.

Certain members of our management team may be involved in other business activities that may involve conflicts of interest, possibly diverting their attention from the Company's operations.

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

Being classified as an "investment company" would subject us to numerous restrictions and requirements that would be inconsistent with the manner in which we operate our business, and could have a material adverse effect on our business and operations.

We plan to continue to conduct our business and operations in such a manner as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act").

Investment companies are subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. An entity may generally be deemed to be an investment company for purposes of the Investment Company Act if (a) it is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities; or (b) absent an applicable exemption, it owns investment securities having a value exceeding 40% of certain assets (the "40% Test"). As a result of an exchange transaction, on July 14, 2009, we could no longer definitively conclude that we passed the 40% Test or were able to rely on any exception from the definition of an investment company.

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

The Manager receives a fee (the "Management Fee") at an annual rate of 1.5% of total partners' capital. Our total partners' capital will be impacted by the performance of our businesses and other businesses we may acquire in the future, as well as the issuance of additional common units. Changes in our total partners' capital and in the resulting Management Fee could be significant, resulting in a material adverse effect on our results of operations. In addition, if our performance declines, assuming our total partners' capital remains the same, the Management Fee will increase as a percentage of our net income.

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

Risks Related to our Common and Preferred Units

We may issue additional common units or preferred units, or other series of units, in the future without the consent of unitholders and at a discount to the market price of such units. In particular, sales of significant amounts of the common units or preferred units may cause the respective prices of the units to decline.

Under the terms of the Partnership Agreement, additional common or preferred units, or additional series of units, may be issued without the consent of unitholders at a discount to the market price. In addition, other classes of securities may be issued with rights that are senior to or which otherwise have preferential rights to the rights of the common and preferred units. Sales of significant amounts of the common or preferred units in the public market or the perception that such sales of significant amounts may occur could adversely affect their respective market prices. Moreover, the perceived risk of any potential dilution could cause common or preferred unitholders to attempt to sell their units and investors to "short" the common units, a practice in which an investor sells units that he or she does not own at prevailing market prices, hoping to purchase units later at a lower price to cover the sale. Any event that would cause the number of common or preferred units being offered for sale to increase would likely cause the respective units' market price to further decline. These sales might also make it more difficult for us to sell additional common or preferred units in the future at a time and price that we deem appropriate.

Transfer restrictions contained in the Company's Partnership Agreement and other factors could hinder the development of an active market for our common or preferred units.

There can be no assurance as to the volume of our common or preferred units or the degree of price volatility for our common and preferred units traded on the New York Stock Exchange. There are transfer restrictions contained in the Company's Partnership Agreement to help protect net operating tax loss carryforwards of certain of the Company's corporate subsidiaries and other portfolio companies. The transfer restrictions will expire on February 7, 2020, and they could hinder development of an active market for our common and preferred units.

Risks Related to Taxation

All statutory references in this section are to the Internal Revenue Code of 1986, as amended, or the "Code."

Our unitholders may be subject to U.S. federal, state and other income tax on their share of our taxable income, regardless of whether they receive any cash distributions from us.

The Company operates, for U.S. federal income tax purposes, as a partnership and not a publicly traded partnership taxable as a corporation. Our unitholders will be subject to U.S. federal, state, local and possibly, in some cases, foreign income tax on their allocable share of our taxable income, whether or not they receive cash distributions from us. Any future determination to declare dividends on the Company's common units will remain at the discretion of the Board of Directors. Accordingly, our unitholders may be required to make tax payments in connection with their ownership of common units that significantly exceed their cash distributions in any given year.

Our tax treatment is not assured. If we are taxed as a corporation, it could adversely impact our results of operations.

A partnership is not a taxable entity, and distributions by a partnership to a partner are generally not taxable to the partnership or the partner unless the amount of cash distributed to such partner exceeds the partner's adjusted basis in its partnership interest. Section 7704 provides that generally publicly traded partnerships are taxed as corporations. However, an exception, referred to as the "Qualifying Income Exception," exists with respect to publicly traded partnerships of which 90 percent or more of the gross income for every taxable year consists of "qualifying income" as defined in the Code. We expect that we will meet the Qualifying Income Exception.

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

The U.S. federal income tax treatment of our unitholders depends in some instances on interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our Partnership Agreement permits our General Partner to modify it from time to time, including the allocation of items of income, gain, loss and deduction (including unrealized gain and unrealized loss to the extent allowable under U.S. federal income tax law), without the consent of our unitholders, to address certain changes in U.S. federal income tax regulations, legislation or interpretation or to preserve the uniformity of our common units. In some circumstances, such revisions could have a material adverse impact on some or all unitholders. In addition, we formed a subsidiary partnership, to which we contributed certain of our assets ("Subsidiary Partnership"). To preserve the uniformity of common units, we (but not the Subsidiary Partnership) made an election permitted under Section 754 and we will adopt the remedial allocation method under Section 704(c) with respect to items of income, gain, loss and deduction attributable to assets contributed to us (which we will contribute to the Subsidiary Partnership), to account for any difference between the tax basis and fair market value of such assets at the time of contribution, or attributable to the "book-up" or "book-down" of our assets prior to their contribution to the Subsidiary Partnership, or while they were held by the Subsidiary Partnership, to account for the difference between the tax basis and fair market value of such assets at the time of a mark-to-market event. We intend generally to make allocations under Section 704(c) to our unitholders in accordance with their respective percentage interests. However, built-in gain or built-in loss in existence and allocable to the assets we contributed to the Subsidiary Partnership, when recognized, will be allocated to our unitholders as of the contribution date. We intend to prepare our tax returns on the basis that buyers of common units from such unitholders will not inherit such unitholders' built-in gains or built-in losses as of that date as a result of the election under Section 754. However, it is not clear whether this position will be upheld if challenged by the Internal Revenue Service. While we believe it represents the right result, there is no law directly on point.

Tax-exempt entities face unique tax issues from owning common units that may result in adverse tax consequences to them.

A holder of common units that is a tax-exempt organization may be subject to U.S. federal income taxation to the extent that its allocable share of our income consists of unrelated business taxable income ("UBTI"). A tax-exempt partner of a partnership may be treated as earning UBTI if the partnership regularly engages in a trade or business that is unrelated to the exempt function of the tax-exempt partner, if the partnership derives income from debt-financed property (as we may borrow money) or if the tax-exempt organization's partnership interest itself is debt-financed.

Our subsidiaries may not be able to fully utilize their tax benefits, which could result in increased cash payments for taxes in future periods.

Net operating losses ("NOLs") may be carried forward to offset federal and state taxable income in future years and reduce the amount of cash paid for income taxes otherwise payable on such taxable income, subject to certain limits and adjustments. If fully utilized, our subsidiaries' NOLs and other carryforwards could provide them with significant tax savings in future periods. Their ability to utilize these tax benefits in future years will depend upon their ability to generate sufficient taxable income and to comply with the rules relating to the preservation and use of NOLs. The potential benefit of the NOLs and other carryforwards may be limited or permanently lost as a result of the following:

•	the inability to generate sufficient taxable income in future years to use such benefits before they expire;

•
a change in control of our subsidiaries that would trigger limitations on the amount taxable income in future years that may be offset by NOLs and other carryforwards that existed prior to the change in control; and

•	examinations and audits by the Internal Revenue Service and other taxing authorities could reduce the amount of NOLs and other credit carryforwards that are available for future years.

Certain of our subsidiaries maintain a full valuation allowance against their NOLs and other carryforwards due to uncertainty regarding their ability to generate sufficient taxable income in future periods. Their inability to utilize the NOLs and other carryforwards could result in increased cash payments for taxes in future periods.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Diversified Industrial Segment

HNH

As of December 31, 2016, HNH had 28 active operating plants in the United States, Canada, China, United Kingdom, France, Poland and Mexico, with a total area of approximately 2,498,473 square feet, including warehouse, office, sales, service and laboratory space. HNH also owns or leases sales, service, office and warehouse facilities at 19 other locations in the United States, Canada, Germany and China which have a total area of approximately 521,163 square feet, and owns or leases 4 non-operating locations with a total area of approximately 680,743 square feet. Manufacturing facilities are located in: Camden, Delaware; Addison, Illinois; Evansville, Indiana; Agawam and Billerica, Massachusetts; Rockford and Montevideo, Minnesota; Middlesex, New Jersey; Arden and Statesville, North Carolina; Anderson, South Carolina; Kenosha and Cudahy, Wisconsin; Warwick, Rhode Island; Toronto, Canada; Matamoros, Mexicali and Tecate, Mexico; Welham Green and Gwent, Wales, United Kingdom; Riberac, France; Gliwice, Poland; and Xianghe and Suzhou, China. The following plants are leased: both Tecate plants, Addison, Middlesex, Kenosha, Arden, Rockford, one of two Matamoros plants, Mexicali, Xianghe, Suzhou and one of two Gliwice plants. The other plants are owned. HNH considers its manufacturing plants and service facilities to be well maintained and efficiently equipped, and therefore suitable for the work being done. The productive capacity and extent of utilization of its facilities is dependent in some cases on general business conditions and in other cases on the seasonality of the utilization of its products. Capacity can be expanded at some locations. HNH has approved the closure of its Lucas-Milhaupt Gliwice, Poland operating facility, which is expected to be completed in the second quarter of 2017.

API

API owns 5 active plants with a total area of approximately 548,604 square feet and leases 9 non-operating facilities with a total area of approximately 115,002 square feet. Two of the plants as of December 31, 2016 are located in Poynton and Livingston, United Kingdom. The remaining three plants as of December 31, 2016 are located in Lawrence, Kansas, Osgood, Indiana and Rahway, New Jersey. The Rahway, New Jersey plant was sold in January 2017.

Energy Segment

In September 2016, Steel Excel entered into a 62-month lease for 4,510 square feet of office space in Hermosa Beach, California. With SPLP's consent, Steel Excel has notified the landlord that it intends to cause this lease to be assigned to a subsidiary of SPLP. Following the assignment, Steel Excel's Sports business expects to occupy part of this space upon exiting its current Hermosa Beach office lease.

Steel Excel's Energy business owns four buildings in Williston, North Dakota, including one that serves as its headquarters and operations hub in the Bakken basin along with separate buildings with office and shop space. The Energy business also owns office and shop space in Texas that serves as its operations hub in the Permian basin. The Energy business leases shop space and office space in other locations under month-to-month arrangements on an as needed basis, and owns and leases housing for temporary living arrangements for certain of its employees.

Steel Excel's Sports business has a lease for approximately 27.9 acres of land in Yaphank, New York, for its baseball services operation that expires in December 2021. Under this lease Steel Excel has one extension option and a right of first refusal to purchase the parcel. The Sports business also has a lease for 9,940 square feet for its CrossFit® facility in Torrance, California, that expires in March 2023. In addition, the Sports business has a lease for office space in Cedar Knolls, New Jersey, that expires in February 2019, which serves as the headquarters for its youth soccer operation, and also has leases in various states for small administrative offices to support the soccer operation.

Financial Services

As of December 31, 2016, WebBank leases 14,686 square feet of office space headquartered in Salt Lake City, Utah. The term of the lease expires in March 2023. WebBank also leases office space in New Jersey through March 2017. WebBank believes that these facilities are adequate for its current needs and that suitable additional space will be available as required.

Corporate and Other

As of December 31, 2016, Steel Services leases 15,660 square feet of office space headquartered in New York City, New York. The term of the lease expires in December 2025. Steel Services also leased office space in Los Gatos, California through January 2017. DGT owns 67,000 square feet of design and manufacturing space in Milan, Italy and currently leases the building. The building is held for sale as of December 31, 2016.

Item 3. Legal Proceedings

The information set forth under Note 18 - "Commitments and Contingencies" of our Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements, of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled Part I, Item 1A, Risk Factors, of this Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All monetary amounts in this section are in thousands, except for common unit and per common unit data.

Market Information

As of December 31, 2016, we had 26,152,976 common units issued and outstanding. Our common units, no par value, are quoted on the NYSE under the symbol "SPLP." The following table sets forth the information on the high and low sales prices of our common units during 2016 and 2015:

Fiscal year ending December 31, 2016	High	Low
First Quarter	$16.49	$12.86
Second Quarter	$15.86	$14.00
Third Quarter	$15.42	$14.25
Fourth Quarter	$16.20	$13.70

Fiscal year ending December 31, 2015	High	Low
First Quarter	$19.50	$16.30
Second Quarter	$19.37	$17.07
Third Quarter	$17.79	$16.05
Fourth Quarter	$17.96	$16.10

Holders

As of December 31, 2016, there were approximately 111 unitholders of record.

Unit Performance Graph

The following graph compares the cumulative total unitholder return on our common units with the cumulative total return of the Russell 2000 Index and a customized peer group of seven companies that includes: Blackstone Group L.P., Leucadia National Corporation, Apollo Investment Corporation, Compass Diversified Holdings LLC, Gladstone Capital Corporation, KCG Holdings, Inc. and Main Street Capital Corporation. The graph and table assume that $100 was invested on December 31, 2011 in each of our common units, the Russell 2000 Index and the peer group, and that all dividends were reinvested. We declared a one-time cash dividend of $0.15 per common unit on December 22, 2016.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Steel Partners Holdings L.P.	$100.00	$97.84	$143.98	$146.56	$135.93	$129.87
Russell 2000 Index	$100.00	$116.35	$161.52	$169.42	$161.95	$196.45
Peer Group	$100.00	$109.47	$175.02	$173.96	$158.84	$177.36

The common unit price performance included in this graph is not necessarily indicative of future common unit price performance. The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

Issuer Purchases of Equity Securities

On December 7, 2016, the Board of Directors of the general partner of the Company approved the repurchase of up to 2,000,000 of the Company's common units (the "Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. There were no repurchases of the Company's common units during the fourth quarter of 2016.

Item 6. Selected Financial Data

The following table contains our selected historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and the related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K. The selected financial data as of and for the years ended December 31, 2016, 2015 and for the year ended December 31, 2014 has been derived from our audited consolidated financial statements at those dates and for those periods, contained elsewhere in this Annual Report on Form 10-K. The historical selected financial data as of December 31, 2014 and as of and for the years ended December 31, 2013 and 2012 has been derived from our audited consolidated financial statements adjusted for discontinued operations at those dates and for those periods, not contained in this Annual Report on Form 10-K. The table below presents discontinued operations as follows:

•	The year ended December 31, 2014 includes the operations of HNH's Arlon LLC ("Arlon") business through its sale date.

•
The year ended December 31, 2013 includes the operations of HNH's businesses: Arlon, Continental Industries, Inc., Canfield Metal Coating Corporation and Indiana Tube de Mexico, S. De R.L. de C.V., as well as one of Steel Excel's sports businesses, through their respective sale dates.

•	The year ended December 31, 2012 includes the aforementioned HNH operations, as well as DGT's RFI Corporation and Villa Sistemi Medicali S.p.A. through their respective sale dates.

CONSOLIDATED STATEMENT OF OPERATIONS DATA (a)	Year Ended December 31,
(in thousands, except common unit and per common unit data)	2016	2015	2014	2013	2012
Revenue (b)	$1,163,549	$965,059	$847,263	$719,378	$612,702
Net income (loss) from continuing operations	$2,571	$70,311	$(17,572)	$38,374	$43,736
Income from discontinued operations	—	86,257	10,304	6,446	20,029
Net income (loss)	2,571	156,568	(7,268)	44,820	63,765
Net loss (income) attributable to noncontrolling interests in consolidated entities	4,059	(19,833)	(287)	(25,360)	(22,747)
Net income (loss) attributable to common unitholders	$6,630	$136,735	$(7,555)	$19,460	$41,018
Net income (loss) per common unit - basic:
Net income (loss) from continuing operations	$0.25	$2.97	$(0.48)	$0.51	$1.01
Net income from discontinued operations	—	2.03	0.21	0.14	0.37
Net income (loss) attributable to common unitholders	$0.25	$5.00	$(0.27)	$0.65	$1.38
Basic weighted-average common units outstanding	26,353,714	27,317,974	28,710,220	29,912,993	29,748,746
Net income (loss) per common unit - diluted:
Net income (loss) from continuing operations	$0.25	$2.96	$(0.48)	$0.49	$1.01
Net income from discontinued operations	—	2.02	0.21	0.14	0.37
Net income (loss) attributable to common unitholders	$0.25	$4.98	$(0.27)	$0.63	$1.38
Diluted weighted-average common units outstanding	26,486,209	27,442,308	28,710,220	30,798,113	29,774,527

(a)
Statement of operations data includes the consolidation of the results of acquired entities from their respective acquisition dates: primarily, the acquisition of Steel Excel on May 31, 2012, HNH's acquisition of Wolverine Joining Technologies, LLC in April 2013, Steel Excel's acquisition of the assets of Black Hawk Energy Services, Inc. in December 2013, HNH's acquisition of JPS on July 2, 2015, SPLP's acquisitions of CoSine Communications, Inc. ("CoSine") and API on January 20, 2015 and April 17, 2015, respectively, HNH's acquisition of SLI on June 1, 2016 and EME on September 30, 2016 and API's acquisitions of Hazen Paper Company ("Hazen") and Amsterdam Metallized Products B.V. ("AMP") on July 27, 2016 and December 1, 2016, respectively.

(b) Certain prior period amounts have been reclassified to Other income, net to conform to the current-year presentation.

BALANCE SHEET DATA	December 31,
(in thousands, except per common unit data)	2016	2015	2014	2013	2012
Cash and cash equivalents	$450,128	$185,852	$188,983	$203,980	$198,027
Marketable securities	53,650	80,842	138,457	178,485	199,128
Long-term investments	120,066	167,214	311,951	295,440	199,865
Total assets	1,967,115	1,684,773	1,490,497	1,522,245	1,378,359
Long-term debt (a)	330,126	235,913	295,707	223,355	140,065
SPLP Partners' capital	548,741	558,034	494,859	616,582	527,344
SPLP Partners' capital per common unit	20.98	20.95	17.95	19.81	17.13
Dividends declared per common unit	0.15	—	—	—	—
(a) Excludes the current portion of long-term debt, which totaled $62,928 at December 31, 2016.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto that are available elsewhere in this Annual Report on Form 10-K. The following is a discussion and analysis of SPLP's consolidated results of operations for the years ended December 31, 2016, 2015 and 2014. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Risk Factors" in Item 1A. All monetary amounts used in this discussion are in thousands except common unit, per common unit, share and per share amounts.

Business Segments

SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other, which are managed separately and offer different products and services. For a more complete description of the Company's segments, see "Item 1 - Business - The Company" found elsewhere in this Form 10-K.

Recent Developments

Below is a summary of recent developments that impacted the Company. For additional information on the acquisitions described below, see Note 3 - "Acquisitions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

•	HNH acquired SLI for $40.00 per share in cash, for a total purchase price of $161,985, resulting in a new electrical products business for HNH.

•	SLI subsequently acquired EME for a cash purchase price of $62,575, expanding SLI's capabilities in the hybrid electric vehicle, transportation refrigeration, aerospace and defense sectors.

•
API acquired Hazen for $14,000, which is part of API's strategy to focus on brand enhancement solutions for the packaging market, and it enables API to provide a combined foils and laminate offering to customers in the U.S., while giving broader coverage for its global customers. Also, API acquired AMP for $7,800, which is part of API's strategy to further strengthen its brand enhancement mission of utilizing high-end material substrates for luxury packaging and other niche markets, adding new products to API's offerings and providing an entry point into new packaging sectors.

•
On December 7, 2016, the Board of Directors of the general partner of the Company approved the repurchase of up to 2,000,000 of the Company's common units. The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. During 2016, the Company purchased 503,463 common units for an aggregate price of approximately $7,297.

•	On December 22, 2016, the Company declared a special one-time cash dividend of $0.15 per common unit, which totaled $3,923 and was paid in January 2017.

•
On December 23, 2016, the Company entered into an Amended Agreement and Plan of Merger with a subsidiary of the Company and Steel Excel to make a tender offer (the "Offer") to purchase any and all of the outstanding shares of common stock of Steel Excel not already owned by the Company or any of its affiliates. In exchange for each share of Steel Excel common stock, the Company offered 0.712 of new 6.0% Series A preferred units, no par value (the "SPLP Preferred Units"). The offer commenced on January 9, 2017 and expired on February 6, 2017. As a result of the completion of the Offer, the Company issued approximately 2,500,000 SPLP Preferred Units with a liquidation value of approximately $63,500 to Steel Excel shareholders and the Company now owns 100% of Steel Excel.

•
Due to a decline in market conditions and demand for certain of HNH' product lines in its performance materials business, as well as its continual focus to optimize infrastructure costs, HNH recorded goodwill and asset impairment charges totaling $35,711 during 2016.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2016 and 2015

	Year Ended December 31,
	2016	2015
Revenue	$1,163,549	$965,059
Cost of goods sold	815,576	670,047
Selling, general and administrative expenses	282,298	230,199
Interest expense	11,052	8,862
Goodwill impairment charges	24,254	19,571
Asset impairment charges	17,259	68,092
All other income, net	(9,328)	(55,081)
Total costs and expenses	1,141,111	941,690
Income from continuing operations before income taxes and equity method income (loss)	22,438	23,369
Income tax provision (benefit)	23,952	(78,719)
(Income) loss of associated companies and other investments held at fair value, net of taxes	(4,085)	31,777
Net income from continuing operations	2,571	70,311
Income from discontinued operations	—	86,257
Net income	2,571	156,568
Net loss (income) attributable to noncontrolling interests in consolidated entities	4,059	(19,833)
Net income attributable to common unitholders	$6,630	$136,735

Revenue

Revenue in 2016 increased $198,490, or 20.6%, when compared to 2015. Excluding growth from the acquisitions of SLI (including EME), JPS and API of 24.7% and other activity of 0.6%, primarily due to higher silver prices, revenues declined 4.7%. The revenue decrease of 4.7% was primarily due to decreases in the Energy and Diversified Industrial segments, partially offset by an increase in the Financial Services segment.

Cost of Goods Sold

Cost of goods sold in 2016 increased $145,529, or 21.7%, when compared to 2015 primarily due to an increase in the Diversified Industrial segment, which increased due to the acquisitions of SLI (including EME), JPS and API, as well as from higher duties paid on certain imports, amortization related to the fair value adjustment to acquisition-date inventories associated with HNH's SLI (including EME) acquisition and certain inventory write-downs at HNH due to the planned closure of two facilities. This increase was partially offset by a decrease in the Energy segment due to lower revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") in 2016 increased $52,099, or 22.6%, when compared to 2015 primarily due to the acquisitions of SLI (including EME), JPS and API and higher personnel costs at WebBank to support the increase in their business. These SG&A increases were partially offset by a net decrease in the Energy segment due to the receipt of a litigation settlement in 2016, net of higher corporate overhead and legal fees, as well as a decrease in the Corporate and Other segment due to lower corporate employee costs and lower professional fees.

Interest Expense

Interest expense for the years ended December 31, 2016 and 2015 was $11,052 and $8,862, respectively. The higher interest expense was primarily due to higher borrowing levels in 2016, primarily to fund HNH's recent acquisitions.

Goodwill Impairment Charges

The Company recognized goodwill impairment charges of $24,254 and $19,571 in 2016 and 2015, respectively. The 2016 impairment charge related to the Diversified Industrial segment and resulted from a decline in market conditions and lower demand for certain product lines in the performance materials business. The 2015 impairment charge related to the Energy segment and resulted from the adverse effects the decline in energy prices had on the oil services industry and the projected future results of operations of the Energy segment.

Asset Impairment Charges

The asset impairment charges in 2016 are primarily due to the planned closure of two HNH facilities and an other-than-temporary decline in the fair value of certain marketable securities and other investments. The asset impairment charges in 2015 primarily relate to other-than-temporary impairments recorded on certain marketable securities and the impairment of a building owned by DGT.

All Other Income, Net

All other income, net decreased $45,753 in 2016, when compared to 2015, due to lower gains from investment activity, higher finance interest expense and higher provisions for loan losses recorded in the 2016 period. The lower gains on investment activity recorded in the 2016 period was primarily due to lower investment income recorded by Steel Excel, the non-recurrence of a gain on the sale of an available-for-sale security recorded in 2015 of approximately $25,400 and a gain on our investment in CoSine recorded in 2015 of approximately $6,900 resulting from the re-measurement of our investment upon the acquisition of a majority interest in CoSine in January 2015.

Income Taxes
As a limited partnership, we are generally not responsible for federal and state income taxes and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. Provision has been made for federal, state, local or foreign income taxes on the results of operations generated by our corporate subsidiaries and these are reflected within continuing and discontinued operations. The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in the valuation allowances, various permanent differences included in the provisions of our subsidiaries, and partnership income not subject to taxation. The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe that it is more likely than not that the benefits of its deferred tax assets will not be realized in future periods. Several of the Company's subsidiaries have net operating loss carryforwards.
For the year ended December 31, 2016, a tax provision of $23,952 from continuing operations was recorded. The increase in the effective tax rate in 2016, compared to 2015, was primarily due to the reversal of a deferred tax valuation allowance at WebFinancial Holding LLC (formerly CoSine) ("WFH LLC") in 2015 of approximately $111,881. For additional information see Note 15 - "Income Taxes" and Note 7 - "Goodwill and Other Intangible Assets, Net" to the SPLP financial statements found elsewhere in this Form 10-K.
Income (Loss) of Associated Companies and Other Investments Held At Fair Value, Net of Taxes
The income (loss) of associated companies and other investments held at fair value, net of taxes in 2016 decreased by $35,862, compared to 2015. The year-over-year change represents the impact of unrealized mark-to-market adjustments for various investments that are accounted for at fair value. For the details of each of these investments and the related mark-to-market adjustments in both periods, see Note 9 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

Income from Discontinued Operations
Income from discontinued operations for the year ended December 31, 2015 represents the gain on sale of HNH's former Arlon business. For additional information on the Arlon disposition, see Note 4 - "Discontinued Operations and Asset Impairment Charges" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.
Segment Analysis

	Year Ended December 31,
	2016	2015
Revenue:
Diversified industrial	$998,556	$763,009
Energy	93,995	132,620
Financial services	70,998	69,430
Total revenue	$1,163,549	$965,059
Net income (loss) by segment:
Diversified industrial	$19,175	$42,281
Energy	(11,459)	(95,112)
Financial services	42,518	46,314
Corporate and other	(23,711)	(1,891)
Net income (loss) from continuing operations before income taxes	26,523	(8,408)
Income tax provision (benefit)	23,952	(78,719)
Net income from continuing operations	2,571	70,311
Income from discontinued operations	—	86,257
Net loss (income) attributable to noncontrolling interests in consolidated entities	4,059	(19,833)
Net income attributable to common unitholders	$6,630	$136,735

Diversified Industrial

Net sales in 2016 increased by $235,547, or 30.9%, when compared to 2015. The change in net sales reflects approximately $239,000 in incremental sales associated with the SLI (including EME), JPS and API acquisitions, as well as an increase of $5,400 at HNH as a result of higher average silver prices. Excluding the impact of the SLI (including EME), JPS and API acquisitions and the change in silver prices, net sales decreased by approximately $8,700 due to lower volume of $6,200 at HNH, primarily from the performance materials business, partially offset by growth from the building materials business, and lower revenue of approximately $2,500 at API due to the negative impact of foreign exchange rates. The average silver market price was approximately $17.11 per troy ounce in 2016, as compared to $15.70 per troy ounce in 2015.

Segment operating income in 2016 decreased by $23,106, or 54.6%, when compared to 2015, primarily due to the goodwill and asset impairment charges recorded in 2016 of $35,711 discussed above, of which $1,400 unfavorably impacted gross profit, as well as higher SG&A of $59,522, principally due to the segment's recent acquisitions. These declines in segment operating income were partially offset by higher gross profit of $62,322 and higher income of $9,330 recorded from equity method investments. The higher gross profit and SG&A in 2016 were primarily driven by the SLI (including EME), JPS and API acquisitions. Gross profit was also favorably impacted by an increase at HNH of approximately $2,800 from its building materials business due to higher sales volume, partially offset by its joining materials business due to lower sales volume.

Energy

Weakness in the oil services industry had an adverse effect on the results of operations of the Company's Energy segment in 2016. The decline in energy prices that began in late 2014, particularly the significant decline in oil prices, has resulted in the Energy segment's customers, the oil and gas exploration and production companies ("E&P Companies"), cutting back on their capital expenditures, which has resulted in reduced drilling, completion, and work over activity. In addition, the E&P Companies sought price concessions from their service providers to offset their drop in revenue. Such actions on the part of the E&P Companies had an adverse effect on the operations of the Energy segment in 2016. Steel Excel has taken certain actions and instituted cost-reduction measures in an effort to mitigate these adverse effects. The Energy segment's results of operations going forward will be dependent on the price of oil in the future, the resulting well production and drilling rig count in the basins in which it operates, and Steel Excel's ability to return to the pricing and service levels of the past as oil prices increase. The drilling rig count in North America has declined significantly since its peak in 2014, which has directly impacted the segment's rig utilization, and the pricing for the segment's services has declined. The North American drilling rig count continued to decline during the first half of 2016, and is still substantially lower than in prior years. As a result, Steel Excel experienced a further decline in operating results in 2016, as compared to the 2015 results. However, the North American drilling rig count has since been steadily increasing in the latter half of 2016 and into 2017, resulting in a more favorable outlook for 2017.

In 2016, net revenue decreased $38,625, or 29.1%, when compared to 2015. The decrease in net revenue in 2016 was primarily due to a decrease of approximately $36,100 in Steel Excel's energy business due to the decline in rig utilization and the decline in prices that resulted from the adverse effects the decline in energy prices had on the oil services industry. Net revenue from Steel Excel's sports businesses decreased by $2,600 in 2016, when compared to 2015.

Segment operating loss in 2016 decreased $83,653, or 88.0%, when compared to 2015. Significant changes in the 2016 period were lower impairment charges of $52,579 related to marketable securities, lower goodwill impairment charges of $19,571, lower SG&A of $3,438, due to the receipt of a litigation settlement, net of higher corporate overhead costs, and higher income from equity method investments of $26,046. These changes were partially offset by a decrease in gross profit of $11,105 and lower gains on sales of investments of $7,787 in the year ended December 31, 2016, when compared to 2015. The decrease in gross profit was primarily due to the decline in revenue in the energy business.

Financial Services

Revenue in 2016 increased $1,568, or 2.3%, when compared to 2015. The net increase was due to higher non-interest income of approximately $1,700 in 2016, compared to 2015, as a result of the restructuring of programs, which created a gain on sale of certain loans, partially offset by lower interest income of approximately $200 in 2016, compared to 2015, due to declines in a number of WebBank's key programs caused by capital market disruptions and the restructuring of some arrangements.

Segment operating income in 2016 decreased $3,802, or 8.2%, when compared to 2015. The higher revenue was more than offset by higher costs and expenses including higher SG&A of $3,401 driven by higher personnel expenses due to growth in the number of WebBank's programs, supporting new initiatives, and the continued expansion of WebBank's compliance and oversight group to meet increasing regulatory expectations. In addition, finance interest expense and the provision for loan losses increased $1,145 and $824, respectively, in the year ended December 31, 2016, when compared to 2015. The higher finance interest expense was due to a larger deposit balance to support loan growth and an increase in interest rates, and the increase in the provision for loan losses was due to the addition of a loan portfolio of held-to-maturity consumer loans.

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

	Year Ended December 31,
	2016			2015 (a)			2014 (a)
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable	$213,034	$27,203	12.8%	$197,467	$28,128	14.2%	$94,489	$12,575	13.3%
Held-to-maturity securities	8,055	323	4.0%	999	30	3.0%	70	—	—%
Available-for-sale investments	575	13	2.3%	574	12	2.1%	566	14	2.5%
Federal funds sold	902	2	0.2%	589	1	0.2%	637	1	0.2%
Interest bearing deposits	130,428	721	0.6%	55,076	148	0.3%	87,815	192	0.2%
Total interest-earning assets	352,994	28,262	8.0%	254,705	28,319	11.1%	183,577	12,782	6.9%
Non interest-earning assets	6,140			2,978			1,811
Total assets	$359,134			$257,683			$185,388
Interest-bearing liabilities:
Money market accounts	$67,883	123	0.2%	$68,861	82	0.1%	$58,232	87	0.2%
Time deposits	206,176	2,474	1.2%	133,592	1,372	1.0%	88,344	551	0.6%
Total interest-bearing liabilities	274,059	2,597	1.0%	202,453	1,454	0.7%	146,576	638	0.4%
Other non interest-bearing liabilities	8,349			6,339			3,923
Total liabilities	282,408			208,792			150,499
Shareholder's equity	76,726			48,891			34,889
Total liabilities and shareholder's equity	$359,134			$257,683			$185,388
Net interest income		$25,665			$26,865			$12,144
Spread on average interest-bearing funds			7.1%			10.4%			6.5%
Net interest margin			7.3%			10.5%			6.6%
Return on assets			8.1%			12.2%			8.4%
Return on equity			38.0%			64.3%			44.5%
Equity to assets			21.4%			19.0%			18.8%
(a) Prior period amounts for Interest Earned/Paid and Yield/Rate for loans receivable have been adjusted to be comparable with current-year classifications of including origination fees earned on loans as non-interest revenue.

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

	Year Ended December 31,
	2016 vs 2015			2015 vs 2014 (a)			2014 vs 2013 (a)
	Increase/(Decrease)			Increase/(Decrease)			Increase/(Decrease)
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
Earning assets:
Loans receivable	$2,950	$(3,875)	$(925)	$14,612	$943	$15,555	$4,027	$(1,121)	$2,906
Held-to-maturity securities	280	13	293	2	28	30	—	—	—
Available-for-sale investments	—	1	1	—	(3)	(3)	—	1	1
Federal funds sold	1	—	1	—	—	—	—	—	—
Interest bearing deposits	321	252	573	(110)	65	(45)	26	(15)	11
Total earning assets	3,552	(3,609)	(57)	14,504	1,033	15,537	4,053	(1,135)	2,918
Money market accounts	(1)	2	1	57	(61)	(4)	36	(11)	25
Time deposits	841	258	1,099	363	457	820	97	21	118
Total funds	840	260	1,100	420	396	816	133	10	143
Net variance	$2,712	$(3,869)	$(1,157)	$14,084	$637	$14,721	$3,920	$(1,145)	$2,775
(a) Prior period amounts for Increase/(Decrease) due to Volume and Rate for loans receivable have been adjusted to be comparable with current-year classifications of including origination fees earned on loans as non-interest revenue.
.
Balance Sheet Analysis

Loan Portfolio

As of December 31, 2016, net loans accounted for 33% of WebBank's total assets compared to 69% at the end of 2015. The following table presents WebBank's loans outstanding by type of loan as of December 31, 2016 and the five most recent year-ends.

	As of December 31,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Commercial - owner occupied	$604	0.4%	$1,542	0.7%	$1,650	1.4%	$4,671	6.1%	$6,724	9.8%
Commercial - other	266	0.2%	281	0.1%	264	0.2%	242	0.3%	318	0.5%
Total real estate loans	870	0.6%	1,823	0.8%	1,914	1.6%	4,913	6.4%	7,042	10.3%
Commercial and industrial	50,564	32.6%	66,253	29.1%	75,706	63.9%	46,702	60.9%	9,832	14.4%
Consumer loans	22,805	14.7%	—	—%	—	—%	—	—%	—	—%
Loans held for sale	80,692	52.1%	159,592	70.1%	40,886	34.5%	25,125	32.7%	51,505	75.3%
Total loans	154,931	100.0%	227,668	100.0%	118,506	100.0%	76,740	100.0%	68,379	100.0%
Less:
Deferred fees and discounts	—		(15)		(20)		—		21
Allowance for loan losses	(1,483)		(630)		(557)		(424)		(285)
Total loans receivable, net	$153,448		$227,023		$117,929		$76,316		$68,115

The following table includes a maturity profile for the loans that were outstanding at December 31, 2016, substantially all of the real estate loans and commercial and industrial loans have floating or adjustable interest rates:

Due During Years Ending December 31,	Real Estate	Commercial & Industrial	Consumer	Loans Held for Sale
2017	$43	$3,059	$8,950	$80,692
2018-2022	827	45,305	13,855	—
2023 and following	—	2,200	—	—
Total	$870	$50,564	$22,805	$80,692

Nonperforming Lending Related Assets

Total nonaccrual loans at December 31, 2016 decreased by $343 from December 31, 2015. The decrease included $341 for commercial owner occupied loans and $2 for commercial and industrial loans.

	As of December 31,
	2016	2015	2014	2013	2012
Non-accruing loans:
Commercial real estate - owner occupied	$—	$341	$374	$403	$147
Commercial real estate - other	—	—	—	—	—
Commercial and industrial	—	2	16	109	94
Other	—	—	—	—	—
Total	—	343	390	512	241
Accruing loans delinquent:
90 days or more	3	—	52	—	2,581
Total	3	—	52	—	2,581
Foreclosed assets:
Commercial real estate - owner occupied	—	11	111	149	68
Total	—	11	111	149	68
Total non-performing assets	$3	$354	$553	$661	$2,890
Total as a percentage of total assets	—%	0.1%	0.2%	0.4%	2.11%

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

	As of December 31,
	2016	2015	2014	2013	2012
Balance at beginning of period	$630	$557	$424	$285	$529
Charge offs:
Commercial real estate - owner occupied	—	—	—	—	(1)
Commercial and industrial	—	—	(3)	(64)	—
Total charge offs	—	—	(3)	(64)	(1)
Recoveries:
Commercial real estate - owner occupied	14	25	65	23	48
Commercial real estate - other	35	44	40	44	44
Commercial and industrial	30	54	81	216	80
Total recoveries	79	123	186	283	172
Net recoveries (charge offs)	79	123	183	219	171
Additions charged to operations	774	(50)	(50)	(80)	(415)
Balance at end of period	$1,483	$630	$557	$424	$285
Ratio of net charge offs during the period to average loans outstanding during the period	(0.04)%	(0.06)%	(0.2)%	(0.4)%	(0.4)%

The distribution of WebBank's allowance for losses on loans at the dates indicated is summarized as follows:

	As of December 31,
	2016		2015		2014		2013		2012
	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans
Commercial real estate - owner occupied	$22	0.4%	$39	0.68%	$64	1.4%	$77	6.1%	$187	9.8%
Commercial real estate - other	7	0.2%	9	0.12%	12	0.2%	28	0.3%	34	0.5%
Commercial and industrial	880	32.6%	582	29.1%	481	63.9%	319	60.9%	64	14.4%
Other consumer loans	574	14.7%	—	—%	—	—%	—	—	—	—%
Loans held for sale	—	52.1%	—	70.1%	—	34.5%	—	32.7%	—	75.3%
Total loans	$1,483	100.0%	$630	100%	$557	100%	$424	100%	$285	100%

Corporate and Other

Segment operating loss increased $21,820 in 2016, when compared to 2015, primarily as a result of higher net investment gains of $36,355 recorded in the 2015 period. The gains in 2015 were primarily due to a gain on the sale of an available-for-sale security of approximately $25,400 and a gain on our investment in CoSine of approximately $6,900 resulting from the re-measurement of our investment upon the acquisition of a majority interest in CoSine in January 2015. This reduction to segment operating income was partially offset by the non-recurrence of $6,913 of impairment charges recorded in 2015, which included a charge of $1,400 to adjust an asset held for sale by DGT to its net realizable value and a charge of approximately $5,500 related to an other-than-temporary decline in an available-for-sale security, and lower SG&A as a result of lower corporate employee costs and lower professional fees in 2016, compared to 2015.

Comparison of the Years Ended December 31, 2015 and 2014

	Year Ended December 31,
	2015	2014
Revenue	$965,059	$847,263
Cost of goods sold	670,047	588,209
Selling, general and administrative expenses	230,199	188,355
Interest expense	8,862	11,073
Goodwill impairment charges	19,571	41,450
Asset impairment charges	68,092	2,537
All other income, net	(55,081)	(9,634)
Total costs and expenses	941,690	821,990
Income from continuing operations before income taxes and equity method income (loss)	23,369	25,273
Income tax (benefit) provision	(78,719)	24,288
Loss of associated companies and other investments held at fair value, net of taxes	31,777	18,557
Net income (loss) from continuing operations	70,311	(17,572)
Income from discontinued operations	86,257	10,304
Net income (loss)	156,568	(7,268)
Net income attributable to noncontrolling interests in consolidated entities	(19,833)	(287)
Net income (loss) attributable to common unitholders	$136,735	$(7,555)

Revenue

Revenue in 2015 increased $117,796, or 13.9%, when compared to 2014. Excluding the growth from the acquisitions of API and JPS of 20.7% and other factors (primarily silver prices) of 2.0%, revenues declined 4.8%. The 4.8% decline in revenue was primarily due to a decrease in the Energy segment, partially offset by increases in revenue the Diversified Industrial segment and in the Financial Services segment.

Cost of Goods Sold

Cost of goods sold in 2015 increased $81,838, or 13.9%, when compared to 2014 primarily due the acquisitions of API and JPS in 2015, both in the Diversified Industrial segment, partially offset by a decrease in the Energy segment, due to lower revenues.

Selling, General and Administrative Expenses

SG&A in 2015 increased $41,844, or 22.2%, when compared to 2014 primarily due to a an increase in the Diversified Industrial segment due to the acquisitions of API and JPS in 2015, as well as an increase in the Financial Services segment.

Interest Expense

Interest expense for the years ended December 31, 2015 and 2014 was $8,862 and $11,073, respectively. The lower interest expense in 2015 was primarily due to lower borrowing levels at HNH in 2015 and lower average interest rates.

Goodwill Impairment Charges

The Company recognized goodwill impairment charges of $19,571 and $41,450 in 2015 and 2014, respectively, related to the goodwill associated with its Energy segment. The impairments resulted from the adverse effects the decline in energy prices had on the oil services industry and the projected future results of operations of the Energy segment.

Asset Impairment Charges

The impairment charges in 2015 primarily relate to other-than-temporary impairments recorded on available-for-sale securities in our Energy segment.

All Other Income, Net

All other income, net increased $45,447 in 2015, when compared to 2014, primarily due to higher investment gains recorded in the 2015 period. The higher investment gains in 2015 were primarily due to a gain on the sale of an available-for-sale security of approximately $25,400 and a gain on our investment in CoSine of approximately $6,900 resulting from the re-measurement of our investment upon the acquisition of a majority interest in CoSine in January 2015.

Income Taxes

For the year ended December 31, 2015 a tax benefit of $78,719 from continuing operations was recorded and for the year ended December 31, 2014 a tax provision of $24,288 from continuing operations was recorded. The change in the effective tax rate in 2015 was primarily due to the reversal of a deferred tax valuation allowance at WFH LLC (formerly CoSine) of approximately $111,881, partially offset by the tax effect of the non-deductible portion of the goodwill impairment recorded in 2015 (see Note 15 - "Income Taxes" and Note 7 - "Goodwill and Other Intangible Assets, Net" to the SPLP financial statements found elsewhere in this Form 10-K).

Loss of Associated Companies and Other Investments Held at Fair Value, Net of Taxes

The loss of associated companies and other investments held at fair value, net of taxes, increased by $13,220 in 2015, when compared to 2014. The year-over-year change represents the impact of unrealized mark-to-market adjustments for various investments that are accounted for at fair value. For comprehensive details relating to each of these investments and the related mark-to-market adjustments for each, see Note 9 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

Income from Discontinued Operations

Income from discontinued operations for the year ended December 31, 2015 represents the gain on sale of HNH's former Arlon business. For additional information on the Arlon disposition, see Note 4 - "Discontinued Operations and Asset Impairment Charges" to the SPLP financial statements found elsewhere in this Form 10-K.

Segment Analysis

	Year Ended December 31,
	2015	2014
Revenue:
Diversified industrial	$763,009	$600,468
Energy	132,620	210,148
Financial services	69,430	36,647
Total revenue	$965,059	$847,263
Net income (loss) by segment:
Diversified industrial	$42,281	$65,543
Energy	(95,112)	(26,254)
Financial services	46,314	24,251
Corporate and other	(1,891)	(56,824)
Net (loss) income from continuing operations before income taxes	(8,408)	6,716
Income tax (benefit) provision	(78,719)	24,288
Net income (loss) from continuing operations	70,311	(17,572)
Income from discontinued operations	86,257	10,304
Net income attributable to noncontrolling interests in consolidated entities	(19,833)	(287)
Net income (loss) attributable to common unitholders	$136,735	$(7,555)

Diversified Industrial

Net sales in 2015 increased by $162,541, or 27.1%, when compared to 2014. The change in net sales reflects the acquisition of API and JPS, as well as a net increase from core growth at HNH of approximately $6,500, which was partially offset by a reduction of approximately $17,100 in HNH's net sales due to lower average silver prices. Excluding the impact of its JPS acquisition and the change in silver prices, net sales increased by approximately $6,500 on higher volume, primarily from its building materials business. The average silver market price was approximately $15.70 per troy ounce in 2015, as compared to $19.05 per troy ounce in 2014.

Segment operating income in 2015 decreased by $23,262, or 35.5%, when compared to 2014, primarily due to higher SG&A in 2015 of $35,715 and lower income of $27,367 recorded from equity method investments, partially offset by higher gross profit of $34,592 in 2015 and lower interest expense in 2015 of $2,306 due to lower borrowing levels and lower average interest rates at HNH. The increase in SG&A in 2015 was driven by the addition of the API and JPS operations, which contributed approximately $28,000 to the increase, higher personnel costs and higher business development expenses at HNH, primarily associated with its 2015 acquisitions, which were partially offset by lower stock-based compensation charges. The higher gross profit reflects the addition of the API and JPS operations, as well as a net increase at HNH of approximately $5,500 from core growth, and the incremental lower manufacturing costs resulting from HNH's ITW acquisition, which were partially offset by a reduction of approximately $2,300 in gross profit due to lower average silver prices. Higher sales volume from the building materials and Kasco businesses led to the increase in gross profit in HNH's business. Gross profit for the year ended December 31, 2015 also reflects $3,400 of nonrecurring expense associated with the amortization of the fair value adjustment to acquisition-date inventories associated with HNH's JPS acquisition.

Energy

In 2015, net revenue decreased $77,528, or 36.9%, when compared to 2014. This was due to a decrease in the energy businesses of $80,200 primarily from the decline in rig utilization and the decline in prices that resulted from the adverse effects the decline in energy prices had on the oil services industry. Net revenue in the sports businesses increased by $2,700 from an increase in revenues from its UK Elite soccer operation, primarily as a result of operating the businesses acquired during 2014 for the full year in 2015 and an increase in revenue at another sports business.

Segment operating loss in 2015 increased $68,858, or 262.3%, when compared to 2014, due to higher asset impairment charges of $59,781 related to marketable securities due to the determination that certain unrealized losses in available-for-sale-securities represented other-than-temporary impairments as of December 31, 2015, lower gross profit of $31,472 due to the decline in revenue in the energy business and higher losses from equity method investments of $10,032 in 2015. Gross profit from energy businesses decreased by $31,200 and as a percentage of revenue declined to 16.5% in 2015 from 25.9% in 2014. Gross profit in the energy businesses decreased as a result of the decline in revenues. Gross profit in the sports businesses in 2015 decreased by $300 primarily as a result of a decrease in gross profit of $200 from UK Elite. These decreases to segment operating income were partially offset by lower goodwill impairment charges in 2015 of $21,879, lower SG&A in 2015 of $1,984, higher gains from investments in 2015 of $7,842 and lower interest expense of $722 in 2015 as a result of the repayment of long-term debt. SG&A in the energy business decreased by $2,300, primarily from cost reduction initiatives and the receipt of a purchase price adjustment of $500 related to a 2013 acquisition. SG&A also decreased $300 from corporate and other business activities. Such decreases were partially offset by SG&A in the sports business that increased by $900 primarily from UK Elite as a result of the businesses acquired during the 2014 period and additional segment management costs.

Financial Services

Revenue in 2015 increased $32,783, or 89.5%, when compared to 2014. The increase was due to an increase in interest income of approximately $15,000 in 2015, compared to 2014, due primarily to the addition of new lending programs and increased volume in the existing lending programs. In addition, noninterest income increased approximately $17,000 in 2015, compared to 2014, due primarily to the addition of origination fees from new lending programs and increased volume in the existing lending programs.

Segment operating income in 2015 increased $22,063, or 91.0%, when compared to 2014. The increase in segment operating income was due to the higher revenue in 2015, partially offset by higher SG&A of $9,908 to support the growth in WebBank's business and higher finance interest of $812 due to a larger deposit balance to support loan growth and an increase in interest rates.

Corporate and Other

Segment operating loss decreased $54,933 in 2015, when compared to 2014, primarily as a result of higher other income recorded in 2015 of $35,290, due to higher net investment gains of approximately $30,000, lower SG&A of $1,794 due to higher service fees collected from affiliated companies, partially offset by higher employee and professional fees, and lower losses of $24,179 from associated companies and other investments at fair value. These reductions to segment operating loss were partially offset by higher asset impairment charges of $5,690 and higher interest expense of $640 in 2015 due to higher revolver borrowings. The higher asset impairment charges in 2015 were due to the adjustment an asset held for sale by DGT to its net realizable value and the recording of an impairment charge for an other-than-temporary decline in an available-for-sale security.

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

Cash Flow Summary

	Year Ended December 31,
	2016	2015	2014
Net cash provided by (used in) operating activities	$194,920	$(15,753)	$78,033
Net cash (used in) provided by investing activities	(160,502)	64,539	(63,058)
Net cash provided by (used in) financing activities	231,128	(51,192)	(29,667)
Change in period	$265,546	$(2,406)	$(14,692)

Cash Flows from Operating Activities

Net cash provided by in operating activities for the year ended December 31, 2016 was $194,920. Net income from continuing operations of $2,571 was impacted by certain non-cash items and a net decrease of $70,668 relating to changes in certain operating assets and liabilities. The decrease in operating assets and liabilities was primarily due to a decrease of $78,900 in loans held for sale due to the timing of loan originations and the level of activity at WebBank. This decrease was partially offset by an increase of $11,747 in trade and other receivables due to the timing of receipts and an increase in prepaid expenses and other current assets of $8,246.

Net cash used in operating activities for the year ended December 31, 2015 was $15,753. Net income from continuing operations of $70,311 was impacted by certain non-cash items and a net increase of $113,175 relating to changes in certain operating assets and liabilities. Of this increase, $118,706 was from an increase in loans held for sale, $23,504 was from a decrease in accounts payable and accrued and other liabilities and $666 was from an increase in prepaid and other assets. These operating asset and liability increases were partially offset by a $17,167 decrease in trade and other receivables and a $12,534 decrease in inventories. Net cash used in operating activities was also impacted by $2,254 in cash used in operating activities of discontinued operations.

Net cash provided by operating activities for the year ended December 31, 2014 was $78,033. Net loss from continuing operations of $17,572 was impacted by certain non-cash items and a net increase of $43,581 relating to changes in certain operating assets and liabilities. Of this increase, $21,172 was from a decrease in accounts payable and accrued and other liabilities, $17,251 was due to an increase on loans held for sale, $3,268 was from an increase in trade and other receivables and $4,697 was from an increase in inventories, partially offset by a decrease of $2,807 in prepaid and other assets. Net cash provided by operating activities was also impacted by $18,588 in cash provided by operating activities of discontinued operations.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2016 was $160,502. Significant items included net cash paid for HNH's acquisition of SLI, including EME, and API's acquisitions of Hazen and AMP, which totaled an aggregate of $200,137, purchases of property, plant and equipment of $34,183, an increase in loan originations, net of collections of $26,895, and investments in associated company, MLNK, of $2,440, partially offset by net proceeds from sales of investments, primarily by Steel Excel, of $61,641 and proceeds from sale of assets of $32,247, primarily as a result of sales of loans by WebBank and the sale of API's security holographics business.

Net cash provided by investing activities for the year ended December 31, 2015 was $64,539. Significant items included proceeds received from HNH's sale of Arlon of $155,517, net proceeds from investments of $42,623 and proceeds from the sale of assets of $10,657. The net proceeds from sales of investments were primarily due to CoSine's sale of its shares of Nathan's Famous, Inc. and net proceeds from investment sales by Steel Excel. In addition, cash flows from investing activities were impacted by purchases of property, plant and equipment of $23,252, acquisitions of $116,135, primarily due to the API and JPS acquisitions, and additional investments in associated companies, primarily MLNK, of $7,607.

Net cash used in investing activities for the year ended December 31, 2014 was $63,058. Significant items included cash paid for acquisitions made by HNH and Steel Excel, of $517, investments in associated companies of $1,643, which primarily relates to our investment in MLNK and Steel Excel's investment in an associated company, a net increase in loans receivable of $25,805, purchases of property, plant and equipment of $28,769 and settlements of financial instruments of $24,429. These cash uses from investing activities were partially offset by cash increases due to proceeds from the sales of discontinued operations of $3,732 and net proceeds from investment sales and maturities of $12,941.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 was $231,128, including net revolver borrowings of $146,648, primarily by HNH to fund the acquisitions of SLI and EME, proceeds from term loans of $9,217, primarily to fund API's Hazen acquisition, and a net increase in deposits of $113,432. These increases were partially offset by cash used to purchase the Company's common units of $7,297 and subsidiaries' purchases of their common stock of $20,956.

Net cash used in financing activities for the year ended December 31, 2015 was $51,192. This was due primarily to net revolver payments of $66,368, repayments of term loans of $38,519, subsidiaries' purchases of the Company's common units of $17,323, purchases of the Company's common units of $1,917 and subsidiaries' purchases of their common stock of $17,031, partially offset by a net increase in deposits of $87,312.

Net cash used in financing activities for the year ended December 31, 2014 was $29,667. This was due primarily to repayments of term loans of $182,080 and repurchases of subordinated notes of $346, subsidiaries' purchases of their common stock of $78,488, purchases of the Company's common units of $51,465 primarily due to the tender offer for SPLP units in 2014, a subsidiary's purchases of the Company's common units of $7,921, partially offset by proceeds from term loans of $52,600, proceeds from revolver borrowings of $196,212 and a net increase in deposits of $46,654.

LIQUIDITY AND CAPITAL RESOURCES

SPLP (excluding its operating subsidiaries, "Holding Company") is a global diversified holding company whose assets principally consist of the stock of its direct subsidiaries, noncontrolling investments in equity securities, and cash and cash equivalents. SPLP strives to enhance the liquidity and business operations of its companies and increase long-term value for unitholders and stakeholders through balance sheet improvements, strategic allocation of capital and operational and growth initiatives. The Company uses a set of tools and processes called the Steel Business System to drive operational and sales efficiencies across each of its business units. The Steel Business System is designed to drive strategy deployment and sales and marketing based on lean principles. SPLP's operational initiatives include creating efficiencies through consolidated purchasing and materials sourcing provided by the Steel Partners Purchasing Council, which arranges shared purchasing programs and is reducing costs for, and providing other benefits to, a number of SPLP's companies. The Company strives to reduce our companies' operational costs and enhance growth and profitability through the implementation of Steel Partners Operational Excellence Programs, which include the deployment of Lean Manufacturing, Design for Six Sigma, Six Sigma and Strategy Deployment. SPLP is focused on reducing corporate overhead of our companies by centralizing certain administrative and corporate services through Steel Services that provides management, consulting and advisory services.

The Holding Company's principal sources of funds, a portion of which are used to pay its overhead expenses, are available cash resources, servicing contracts with subsidiaries and affiliates, borrowings, investments, public and private capital market transactions, distributions or dividends from subsidiaries and/or investments, as well as dispositions of existing businesses. Investments, which are generally recorded at fair value, are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a reasonable period of time. As of December 31, 2016, the Holding Company had cash and cash equivalents of approximately $3,736 and investments of approximately $94,870, of which approximately $89,000 is either pledged as collateral under the credit facility with PNC Bank, National Association ("PNC Credit Facility") or restricted. The PNC Credit Facility provides for a revolving credit facility with borrowing availability of up to $105,000. The Holding Company's availability under the PNC Credit Facility was approximately $34,000 as of December 31, 2016. Any amounts outstanding under the PNC Credit Facility are due and payable in full on October 23, 2017, and accordingly, the amount outstanding is classified in Current portion of long-term debt on the Company's consolidated balance sheet as of December 31, 2016.

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

Management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements using the Steel Business System throughout all the Company's operations to increase sales and operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions and (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets. The Company continues to examine all of its options and strategies, including acquisitions, divestitures and other corporate transactions, to increase cash flow and stockholder value.

Below are liquidity discussions for each of our operating businesses:

As of December 31, 2016, HNH's working capital was $137,526, as compared to working capital of $119,246 as of December 31, 2015. HNH's principal source of liquidity is its cash flows from operations. HNH's ongoing operating cash flow requirements include funding of the minimum requirements of its pension plans, and paying HNH's administrative costs. HNH expects to have required minimum contributions to the WHX Corporation Pension Plan of $26,900, $22,900, $34,300, $32,700, $29,800 and $69,100 in 2017, 2018, 2019, 2020, 2021 and for the five years thereafter, respectively. HNH does not currently expect to make any future minimum contributions for the WHX Pension Plan II. For JPS' pension plan, HNH expects to have required minimum contributions of $7,300, $8,200, $5,600, $3,300, $2,900 and $11,500 in 2017, 2018, 2019, 2020, 2021 and for the five years thereafter, respectively. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. On March 23, 2016, HNH entered into an amendment to its senior secured revolving credit facility to increase the size of the credit facility by $35,000 to an aggregate amount of $400,000. As of December 31, 2016, HNH's availability under its senior secured revolving credit facility was $70,100. Also during 2016, HNH entered into a master lease agreement, which establishes the general terms and conditions for a $10,000 credit facility under which HNH may lease equipment and other property pursuant to the terms of individual lease schedules. As of December 31, 2016, no leases had been entered into under the master lease agreement. On December 21, 2016, HNH entered into an additional amendment to its senior secured revolving credit facility to enter into a precious metal consignment arrangement and permit the loan parties under the agreement to enter into certain additional factoring arrangements on the same conditions upon which such arrangements are already permitted under the agreement. On February 24, 2017, HNH entered into an amendment to its senior secured revolving credit facility, which permits its primary operating subsidiaries to fund the minimum annual pension requirements of the WHX Pension Plan II.

During 2016, HNH utilized its remaining U.S. federal income tax NOLs, excluding NOLs of approximately $37,800 at December 31, 2016 resulting from the JPS acquisition, which are subject to certain annual limitations under the ownership change rules of Section 382 of the Internal Revenue Code. Accordingly, HNH expects that its requirement to make cash payments for federal income taxes will increase significantly in future periods.

As of December 31, 2016, API's working capital was approximately $18,000. API, in the UK, has a multi-currency revolving agreement of £13,500 (approximately $16,500) that expires on December 31, 2017. At December 31, 2016, approximately $10,800 was outstanding under the facility. API also has a revolving facility in the U.S. that expires in June 2018, of up to approximately $4,500. At December 31, 2016, $1,500 was outstanding under the facility.

As of December 31, 2016, Steel Excel's working capital was approximately $162,000. Steel Excel's principal source of liquidity is cash, cash equivalents and marketable securities on hand. The marketable securities included short-term deposits, corporate debt and equity instruments and mutual funds. Steel Excel's credit agreement, as amended, ("Amended Credit Agreement") provides for a borrowing capacity of $105,000, consisting of a $95,000 secured term loan ("Term Loan") and up to $10,000 in revolving loans ("Revolving Loans"), subject to a borrowing base of 85% of the eligible trade receivables. At December 31, 2016, $36,195 was outstanding under the Amended Credit Agreement, all of which represented the Term Loan, and $10,000 was available for future borrowing under the Revolving Loans.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $277,054 and $80,226 in cash at the Federal Reserve Bank and in its Federal Funds account at its correspondent banks at December 31, 2016 and December 31, 2015, respectively. WebBank had $17,400 in lines of credit from its correspondent banks at both December 31, 2016 and December 31, 2015 and had $33,826 and $38,667 available from the Federal Reserve discount window at December 31, 2016 and December 31, 2015, respectively. WebBank had a total of $328,280 and $136,293 in cash, lines of credit and access to the Federal Reserve Bank discount window at December 31, 2016 and December 31, 2015, respectively, which represents approximately 70.7% and 41.6%, respectively, of WebBank's total assets.

Contractual Commitments and Contingencies

Our consolidated contractual obligations as of December 31, 2016 are identified in the table below:

	Payments Due By Period
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter	Total
Debt obligations (1)	$64,313	$319,676	$6,341	$4,253	$394,583
Estimated interest expense (1), (2)	12,103	19,053	856	1,846	33,858
Deposits (3)	196,944	168,661	—	—	365,605
Operating lease obligations	9,411	12,660	7,591	12,321	41,983
Capital lease obligations	948	895	—	—	1,843
Minimum pension contributions (4)	35,058	72,715	69,773	80,600	258,146
Total	$318,777	$593,660	$84,561	$99,020	$1,096,018

(1)
Assumes repayment of the $267,200 balance outstanding on HNH's senior secured revolving credit facility on its August 29, 2019 contractual maturity date and does not include unamortized debt issuance costs. The outstanding balances for HNH's and our other subsidiaries' revolving credit facilities will fluctuate before maturity, and the repayment date and amount may differ.

(2)
Estimated interest expense does not include non-cash amortization of debt issuance costs, which is included in interest expense in the Company's consolidated financial statements. The interest rates used to estimate future interest expense were based on interest rates at December 31, 2016. As the majority of the Company's long-term debt bears interest at variable rates, any future interest rate fluctuations will impact future cash payments.

(3)	Excludes interest.

(4)
Represents total expected required minimum pension plan contributions to the WHX Corporation Pension Plan, the WHX Pension Plan II, the JPS Pension Plan and API's pension plan in the United Kingdom for 2017, 2018, 2019, 2020, 2021 and for the five years thereafter. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described elsewhere in this Annual Report on Form 10-K, as well as other changes such as any plan termination or other acceleration events.

Environmental Liabilities

Certain of BNS' and HNH's facilities are subject to environmental remediation obligations. BNS and HNH have estimated their liability to remediate these sites to be $800 and $9,600, respectively, at December 31, 2016. For further discussion regarding these commitments, among others, see Note 18 - "Commitments and Contingencies," to the Company's consolidated financial statements found elsewhere in this Form 10-K.

Deposits

Deposits at WebBank at December 31, 2016, and 2015 were as follows:

	2016	2015
Current	$196,944	$155,112
Long-term	168,661	97,060
Total	$365,605	$252,172

The increase in deposits at December 31, 2016 compared with 2015 is due to WebBank's asset growth. The average original maturity for time deposits at December 31, 2016 was 29 months compared with 30 months at December 31, 2015.

The following table details the maturity of time deposits as of December 31, 2016:

	Maturity
	< 3 Months	3 to 6 Months	6 to 12 Months	> 12 Months	Total
Certificate of deposits less than $100	$37,992	$9,239	$28,976	$168,660	$244,867
Certificate of deposits of $100 or more	13,826	4,583	10,539	—	28,948
Total certificates of deposits	$51,818	$13,822	$39,515	$168,660	$273,815

Off-Balance Sheet Risk

It is not the Company's usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of HNH's joining materials business choose to do business on a "pool" basis and furnish precious metal to HNH for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included on the Company's consolidated balance sheets. As of December 31, 2016, customer metal in HNH's custody consisted of 126,427 ounces of silver, 520 ounces of gold, and 1,391 ounces of palladium. The market value per ounce of silver, gold and palladium as of December 31, 2016 was $16.05, $1,159.10, and $676.00, respectively.

SPLP uses the same credit policy in making commitments and conditional obligations as it does for on-balance sheet instruments.

WebBank is a party to financial instruments with off-balance sheet risk. In the normal course of business, these financial instruments include commitments to extend credit in the form of loans as part of WebBank's lending arrangements with Marketing Partners. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the Company's consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement WebBank has in particular classes of financial instruments.

At December 31, 2016 and 2015, WebBank's undisbursed commitments under these instruments totaled $184,784 and $80,667, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria established by WebBank through one of WebBank's lending agreements with Marketing Partners, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee, and in some cases are subject to ongoing adjustment by WebBank. Since certain of the commitments are expected to expire without the credit being extended, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each prospective borrower's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by WebBank upon extension of credit is based on management's credit evaluation of the borrower and WebBank's Marketing Partner.

WebBank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. WebBank uses the same credit policy in making commitments and conditional obligations as it does for on-balance sheet instruments.

WebBank estimates an allowance for potential losses on off-balance sheet contingent credit exposures related to the guaranteed amount of its Small Business Administration ("SBA") and United States Department of Agriculture ("USDA") loans and whether or not the SBA/USDA honors the guarantee. WebBank determines the allowance for these contingent credit exposures based on historical experience and portfolio analysis. The allowance is included with other liabilities on the Company's consolidated balance sheets, with any related increases or decreases in the reserve included in SG&A in the Company's consolidated statements of operations. WebBank's allowance for credit losses on off-balance sheet contingent credit exposures was not significant as of December 31, 2016 and 2015.

Critical Accounting Policies

The Company's discussion and analysis of financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Note 2 to the Company's consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following is a discussion of the critical accounting policies and methods used by the Company.

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

b. Step 1 or Quantitative approach - The fair value of a reporting unit is calculated and compared with its carrying amount. There are several methods that may be used to estimate a reporting unit's fair value, including market quotations, asset and liability fair values and other valuation techniques, including, but not limited to, discounted projected future net earnings or net cash flows and multiples of earnings. If the fair value of a reporting unit exceeds its carrying amount, there is no indication of impairment and further testing is not required. If the carrying amount of a reporting unit exceeds its fair value, then a second step of testing is required ("Step 2"). The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.

For 2016, the Company utilized a qualitative approach for all of its reporting units, except for one reporting unit within its Diversified Industrial segment, to assess its goodwill as of its most recent assessment date. As a result of the assessment, a goodwill impairment of $24,254 was recorded in the year ended December 31, 2016. This impairment resulted from a decline in market conditions and lower demand for certain product lines of the performance materials business. At December 31, 2016, the remaining goodwill associated with this reporting unit of $7,900 is at risk of future impairment if the fair value of this reporting unit declines in value. The Company does not believe that any of its remaining reporting units are at risk of failing Step 1 of the goodwill impairment test. In 2015 and 2014, we recorded goodwill impairments of approximately $19,571 and $41,450, respectively, in our Energy segment.

Other intangible assets with indefinite lives are not amortized, while other intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with finite lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable (see "Long-Lived Asset Testing" below).

Intangible assets with indefinite lives, which are only within the Diversified Industrial segment, are tested for impairment at least annually, or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Companies can use the same two testing approaches for indefinite lived intangibles as for goodwill. For 2016, the Company utilized a qualitative approach to assess its intangible assets with indefinite lives as of its most recent assessment date, and the results indicated no impairment in 2016.

Long-Lived Asset Testing

The Company estimates the depreciable lives of property, plant and equipment, and reviews long-lived assets for impairment whenever events, or changes in circumstances, indicate the carrying amount of such assets may not be recoverable. If the carrying values of the long-lived assets exceed the sum of the undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying values exceeds their fair values. The Company performs such assessments at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally at the plant level or the reporting unit level, depending on the level of interdependencies in the Company's operations.

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

Pension and Other Post-Retirement Benefit Costs

Some of the Company's subsidiaries maintain several qualified and non-qualified pension and other post-retirement benefit plans. The Company recorded pension expense of $2,416 for the year ended December 31, 2016, and, at December 31, 2016, the Company had recorded pension liabilities totaling $284,901. Pension benefits are generally based on years of service and the amount of compensation earned during the participants' employment. However, the qualified pension benefits have been frozen for all participants.

The pension and other post-retirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount and mortality rates and expected long-term rates of return on plan assets. Material changes in pension and other post-retirement benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants, changes in the level of benefits provided, changes to the level of contributions to these plans and other factors.

Actuarial assumptions for its pension and other post-retirement benefit plans are determined on December 31 of each year to calculate liability information as of that date and pension and other post-retirement benefit expense or income for the following year. The discount rate assumption is derived from the rate of return on high-quality bonds as of December 31 of each year.

The various pension plan assets are diversified as to type of assets, investment strategies employed and number of investment managers used. Investments may include equities, fixed income, cash equivalents, convertible securities and private investment funds. Derivatives may be used as part of the investment strategy. The transfer of assets may be directed between investment managers in order to rebalance the portfolio in accordance with asset allocation guidelines established by the Company's subsidiaries. The private investment funds, or the investment funds they are invested in, own marketable and non-marketable securities and other investment instruments. Such investments are valued by the private investment funds, underlying investment managers or the underlying investment funds at fair value, as described in their respective financial statements and offering memorandums. These values are utilized in quantifying the value of the assets of its pension plans, which are then used in the determination of the unfunded pension liabilities on the Company's consolidated balance sheets. Because of the inherent uncertainty of valuation of some of the pension plans' investments in private investment funds and the nature of some of the underlying investments held by the investment funds, the recorded value may differ from the value that would have been used had a ready market existed for some of these investments for which market quotations are not readily available. Management uses judgment to make assumptions on which its employee benefit liabilities and expenses are based. The effect of a 1% change in two key assumptions for the pension plans sponsored by the Company's subsidiaries would not be material to the Company.

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

•
Associated companies represent equity method investments in companies where our ownership is between 20% and 50% of the outstanding equity and the Company has the ability to exercise influence, but not control, over the investee. For equity method investments where the fair value option has been elected, unrealized gains and losses are reported in the Company's consolidated statements of operations as part of (Loss) income from equity method investments and other investments held at fair value. For the equity method investments where the fair value option has not been elected, SPLP records the investment at cost and subsequently increases or decreases the investment by its proportionate share of the net income or losses and other comprehensive income of the investee.

•	Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

Dividend and interest income is recognized when earned. Realized gains and losses on available-for-sale securities are included in earnings and are derived using the specific-identification method. Commission expense is recorded as a reduction of sales proceeds on investment sales. Commission expense on purchases is included in the cost of investments on the Company's consolidated balance sheets.

Other Than Temporary Impairment

If the Company believes a decline in the market value of any available-for-sale, equity method or held-to-maturity security below cost is other than temporary, a loss is charged to earnings, which establishes a new cost basis for the security. Impairment losses are included in Asset impairment charges in the Company's consolidated statements of operations. SPLP's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the length of time expected for recovery, the financial condition of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, the ability and intent to hold investments to maturity, and other factors specific to the individual investment. Specifically, for held-to-maturity securities, the Company considers whether it plans to sell the security or it is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost. The credit component of an other-than-temporary impairment loss is recognized in earnings and the non-credit component is recognized in Accumulated other comprehensive (loss) income in situations where the Company does not intend to sell the security and it is more likely-than-not that the Company will not be required to sell the security prior to recovery. If there is an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity, the Company writes down the security to fair value with a corresponding credit loss portion charged to earnings, and the non-credit portion being charged to Accumulated other comprehensive (loss) income. SPLP's assessment involves a high degree of judgment and accordingly, actual results may differ materially from those estimates and judgments. Based on their respective balances as of December 31, 2016, we estimate that in the event of a 10% adverse change in the fair values of our marketable securities and long-term investments, the fair values would decrease by approximately $5,400 and $12,000, respectively. For additional information on other-than-temporary impairments recorded on available-for-sale securities, see Note 9 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

Income Taxes

As a limited partnership, we are generally not responsible for federal and state income taxes and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. Our subsidiaries that are corporate subsidiaries are subject to federal and state income taxes. The table in Note 15 - "Income Taxes" to the SPLP consolidated financial statements, found elsewhere in this Form 10-K, reconciles a hypothetical calculation of federal income taxes based on the federal statutory rate of 35% applied to the income or loss from continuing operations before income taxes, equity method income (loss) and investments held at fair value. The tax effect of income passed through to common unitholders is subtracted from the hypothetical calculation.

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

Environmental Remediation

The facilities and operations of the Company's subsidiaries are subject to extensive environmental laws and regulations imposed by federal, state, foreign and local authorities relating to the protection of the environment. Accruals for losses associated with environmental remediation obligations are recorded when such losses are probable and reasonably estimable, which is a critical accounting estimate. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Reserves may not be adequate to cover the ultimate costs of remediation, including discovery of additional contaminants or the imposition of additional cleanup obligations, which could result in significant additional costs, unfavorably impacting the Company's financial position and results of operations.

New or Recently Adopted Accounting Pronouncements

For a discussion of the Company's new or recently adopted accounting pronouncements, see Note 2 - "Summary of Significant Accounting Policies" to the SPLP consolidated financial statements found elsewhere in this Form 10-K for information on recent accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In this "Quantitative and Qualitative Disclosure About Market Risk" section, all dollar amounts are in thousands, except for per share amounts.

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

Risks Relating to Investments

The Company's investments are primarily classified as marketable securities or long-term investments and are primarily recorded on the Company's balance sheets at fair value. These investments are subject to equity price risk. The Company evaluates its investments for impairment on a quarterly basis.

At December 31, 2016, marketable securities aggregated approximately $53,650, of which $35,792 represented mutual funds and corporate equities that are reported at fair value. In addition, financial instrument obligations aggregated $12,640 at December 31, 2016. A change in the equity price of these securities would result in a change in value of such securities in future periods.

Included in the Company's Long-term investments are available-for-sale equity securities and certain associated company investments which are both subject to equity price risk.

•
The available-for-sale securities are recorded on the Company's balance sheets at an aggregate fair value of $79,958 (see Note 9 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K). A change in the price of these securities would result in a change in value of such securities in future periods and would impact our results in future periods.

•
The Company's associated company investments include its investments in ModusLink and Aviat, for which it has elected the fair value option. At December 31, 2016, these investments are carried at a total fair value of $35,816 (see Note 9 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K). A change in the equity price of our investment in these securities would result in a change in value of such securities and would impact our results in future periods.

Risks Relating to Interest Rates

The fair value of cash and cash equivalents, trade and other receivables, trade payables and short-term borrowings approximate their carrying values and are relatively insensitive to changes in interest rates due to the short-term maturities of these instruments or the variable nature of the associated interest rates.

WebBank

The Company through its WebBank subsidiary, derives a portion of its income from the excess of interest collected over interest paid. The rates of interest WebBank earns on assets and pays on liabilities generally are established contractually for a period of time. Market interest rates change over time. Accordingly, WebBank's results of operations, like those of most financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of its assets and liabilities. The risk associated with changes in interest rates and the ability to adapt to these changes is known as interest rate risk.

WebBank monitors and measures its exposure to changes in interest rates in order to comply with applicable government regulations and risk policies established by WebBank's board of directors and in order to preserve shareholder value. In monitoring interest rate risk, WebBank analyzes assets and liabilities based on characteristics including size, coupon rate, repricing frequency, maturity date and likelihood of prepayment.

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

WebBank currently focuses held-to-maturity lending efforts toward originating competitively priced adjustable-rate or fixed-rate loan products with short to intermediate terms to maturity, generally 7 years or less. This theoretically allows WebBank to maintain a portfolio of loans that will have relatively little sensitivity to changes in the level of interest rates, while providing a reasonable spread over the cost of liabilities used to fund the loans.

The principal objective of WebBank's asset/liability management is to manage the sensitivity of Market Value of Equity ("MVE") to changing interest rates. Asset/liability management is governed by policies reviewed and approved annually by WebBank's board of directors. WebBank's board of directors has delegated the responsibility to oversee the administration of these policies to WebBank's asset/liability committee, or "ALCO". The interest rate risk strategy currently deployed by ALCO is to primarily use "natural" balance sheet hedging (as opposed to derivative hedging). ALCO fine tunes the overall MVE sensitivity by recommending lending and deposit strategies. WebBank then executes the recommended strategy by increasing or decreasing the duration of the loan and deposit products, resulting in the appropriate level of market risk WebBank's Board of Directors wants to maintain.

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

WebBank's board of directors and relevant government regulations establish limits on the level of acceptable interest rate risk at WebBank to which management adheres. There can be no assurance, however, that, in the event of an adverse change in interest rates, WebBank's efforts to limit interest rate risk will be successful.

HNH

At December 31, 2016, HNH's long-term debt obligations were comprised primarily of variable rate instruments. Accordingly, the fair value of such instruments may be relatively sensitive to effects of interest rate fluctuations. An increase or decrease in interest expense from a 1% change in interest rates would be approximately $2,700 on an annual basis based on HNH's total debt outstanding as of December 31, 2016. In addition, the fair value of such instruments is also affected by investors' assessments of the risks associated with industries in which HNH operates, as well as its overall creditworthiness and ability to satisfy such obligations upon their maturity.

A reduction in long-term interest rates could also materially increase HNH's cash funding obligations to its pension and other post-retirement benefit plans.

Steel Excel

Steel Excel is exposed to interest rate risk in connection with its borrowings under a credit facility that aggregated $36,195 at December 31, 2016. Interest rates on funds borrowed under the credit facility vary based on changes to the prime rate, LIBOR, or the Federal Funds Rate. An increase or decrease in interest expense from a 1.0% change in interest rates would be approximately $400 on an annual basis based on Steel Excel's total debt outstanding as of December 31, 2016.

Steel Excel is also exposed to interest rate risk related to certain of its investments in marketable securities. At December 31, 2016, Steel Excel's marketable securities aggregated $53,650, of which approximately $17,900 represented corporate obligations that pay a fixed rate of interest and are reported at fair value. A change in interest rates would result in a change in the value of such securities in future periods. Although a change in interest rates in future periods will not affect the amount of interest income earned on the specific securities held at December 31, 2016, a change in interest rates of 1.0% would result in an annual change in income before taxes of $200 in future periods if comparable amounts were invested in similar securities.

Risks Relating to Commodity Prices

In the normal course of business, our operations are exposed to market risk or price fluctuations related to the purchase of electricity, natural gas, fuel and petroleum-based commodities, including adhesives, and other products, such as yarns, precious metals, electronic and electrical components, steel products and certain non-ferrous metals used as raw materials. HNH is also exposed to the effects of price fluctuations on the value of its commodity inventories, in particular, its precious metal inventory. The raw materials and energy which we use are largely commodities, subject to price volatility caused by changes in global supply and demand and governmental controls.

HNH's market risk strategy has generally been to obtain competitive prices for its products and services, sourced from more than one vendor, and allow operating results to reflect market price movements dictated by supply and demand. HNH enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts. The Company's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price changes in these commodities or markets could negatively impact HNH's earnings. Certain of these derivatives are not designated as accounting hedges under Accounting Standards Codification Subtopic 815-10, Derivatives and Hedging. As of December 31, 2016, HNH had entered into forward contracts, with settlement dates through January 2017, for silver with a total value of $9,700, for gold with a total value of $500, for copper with a total value of $600 and for tin with a total value of $800. There were no futures contracts outstanding at December 31, 2016.

Certain customers and suppliers of HNH choose to do business on a "pool" basis and furnish precious metal to HNH for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included on the Company's consolidated balance sheets. As of December 31, 2016, customer metal in H&H's custody consisted of 126,427 ounces of silver, 520 ounces of gold, and 1,391 ounces of palladium.

To the extent that we have not mitigated our exposure to rising raw material and energy prices, we may not be able to increase our prices to our customers to offset such potential raw material or energy price increases, which could have a material adverse effect on our results of operations and operating cash flows.

Risks Relating to Foreign Currency Exchange

The Company, primarily through its HNH and API subsidiaries, manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Asia, Europe, Canada and Mexico. The Company is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar. HNH has not generally used derivative instruments to manage these specific risks, however API enters into foreign currency forward contracts to hedge certain of its receivables and payables denominated in other currencies. In addition, API enters into foreign currency forward contracts to hedge the value of certain of its future sales denominated in Euros and the value of certain of its future purchases denominated in U.S. dollars.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders
Steel Partners Holdings L.P.
New York, New York

We have audited the accompanying consolidated balance sheets of Steel Partners Holdings L.P. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in capital and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steel Partners Holdings L.P. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steel Partners Holdings L.P.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders
Steel Partners Holdings L.P.
New York, New York

We have audited Steel Partners Holdings L.P.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steel Partners Holdings L.P.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Item 9A, "Management's Report on Internal Control Over Financial Reporting," management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SL Industries, Inc. ("SLI"), which was acquired on June 1, 2016, and the Electromagnetic Enterprise division ("EME") of Hamilton Sundstrand Corporation, which was acquired on September 30, 2016, both which are included on the consolidated balance sheet of Steel Partners Holdings L.P. as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in capital and cash flows for the year then ended. These businesses constituted 15.0% of total assets as of December 31, 2016 and 11.0% of total revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of SLI and EME because of the timing of the acquisitions, which were completed on June 1, 2016 and September 30, 2016, respectively. Our audit of internal control over financial reporting of Steel Partners Holdings L.P. also did not include an evaluation of the internal control over financial reporting of SLI and EME.

In our opinion, Steel Partners Holdings L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steel Partners Holdings L.P. as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), changes in capital and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 14, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 14, 2017

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands, except common units)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$450,128	$185,852
Restricted cash	12,640	21,644
Marketable securities	53,650	80,842
Trade and other receivables - net of allowance for doubtful accounts of $3,040 and $1,945, respectively	162,883	114,215
Receivables from related parties	328	1,722
Loans receivable, including loans held for sale of $80,692 and $159,592, respectively, net	91,260	164,987
Inventories, net	119,205	102,267
Prepaid expenses and other current assets	17,638	45,396
Assets held for sale	7,779	2,549
Total current assets	915,511	719,474
Long-term loans receivable, net	62,188	62,036
Goodwill	167,423	101,853
Other intangible assets, net	227,212	138,963
Deferred tax assets	182,605	212,894
Other non-current assets	30,698	26,937
Property, plant and equipment, net	261,412	255,402
Long-term investments	120,066	167,214
Total Assets	$1,967,115	$1,684,773
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$89,308	$59,992
Accrued liabilities	81,509	60,802
Financial instruments	12,640	21,639
Deposits	196,944	155,112
Payables to related parties	1,066	704
Short-term debt	1,385	1,269
Current portion of long-term debt	62,928	2,176
Other current liabilities	19,536	19,105
Liabilities of discontinued operations	450	450
Total current liabilities	465,766	321,249
Long-term deposits	168,661	97,060
Long-term debt	330,126	235,913
Accrued pension liabilities	284,901	276,525
Deferred tax liabilities	3,729	4,759
Other non-current liabilities	9,674	8,905
Total Liabilities	1,262,857	944,411
Commitments and Contingencies
Capital:
Partners' capital common units: 26,152,976 and 26,632,689 issued and outstanding (after deducting 10,558,687 and 10,055,224 held in treasury, at cost of $164,900 and $157,603), respectively	617,502	612,302
Accumulated other comprehensive loss	(68,761)	(54,268)
Total Partners' Capital	548,741	558,034
Noncontrolling interests in consolidated entities	155,517	182,328
Total Capital	704,258	740,362
Total Liabilities and Capital	$1,967,115	$1,684,773
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(in thousands, except common units and per common unit data)

	Year Ended December 31,
	2016	2015	2014
Revenue
Diversified industrial net sales	$998,556	$763,009	$600,468
Energy net revenue	93,995	132,620	210,148
Financial services revenue	70,998	69,430	36,647
Total revenue	1,163,549	965,059	847,263
Costs and expenses
Cost of goods sold	815,576	670,047	588,209
Selling, general and administrative expenses	282,298	230,199	188,355
Goodwill impairment charges	24,254	19,571	41,450
Asset impairment charges	17,259	68,092	2,537
Finance interest expense	2,595	1,450	815
Provision for (recovery of) loan losses	774	(50)	(50)
Interest expense	11,052	8,862	11,073
Realized and unrealized gain on derivatives	(148)	(588)	(1,307)
Other income, net	(12,549)	(55,893)	(9,092)
Total costs and expenses	1,141,111	941,690	821,990
Income from continuing operations before income taxes, equity method income (loss) and investments held at fair value	22,438	23,369	25,273
Income tax provision (benefit)	23,952	(78,719)	24,288
(Income) loss of associated companies and other investments held at fair value, net of taxes	(4,085)	31,777	18,557
Net income (loss) from continuing operations	2,571	70,311	(17,572)
Discontinued operations:
Income from discontinued operations, net of taxes	—	565	10,262
Gain on sale of discontinued operations, net of taxes	—	85,692	42
Income from discontinued operations	—	86,257	10,304
Net income (loss)	2,571	156,568	(7,268)
Net loss (income) attributable to noncontrolling interests in consolidated entities:
Continuing operations	4,059	10,875	3,882
Discontinued operations	—	(30,708)	(4,169)
Net loss (income) attributable to noncontrolling interests in consolidated entities	4,059	(19,833)	(287)
Net income (loss) attributable to common unitholders	$6,630	$136,735	$(7,555)
Net income (loss) per common unit - basic
Net income (loss) from continuing operations	$0.25	$2.97	$(0.48)
Net income from discontinued operations	—	2.03	0.21
Net income (loss) attributable to common unitholders	$0.25	$5.00	$(0.27)
Net income (loss) per common unit - diluted
Net income (loss) from continuing operations	$0.25	$2.96	$(0.48)
Net income from discontinued operations	—	2.02	0.21
Net income (loss) attributable to common unitholders	$0.25	$4.98	$(0.27)
Weighted-average number of common units outstanding - basic	26,353,714	27,317,974	28,710,220
Weighted-average number of common units outstanding - diluted	26,486,209	27,442,308	28,710,220

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$2,571	$156,568	$(7,268)
Other comprehensive income (loss), net of tax:
Gross unrealized gains (losses) on available-for-sale securities	13,413	(31,321)	(5,828)
Reclassification of unrealized (gains) losses on available-for-sale securities (a)	(62)	4,932	(5,484)
Gross unrealized losses on derivative financial instruments	(1,158)	(1,757)	—
Currency translation adjustments	(11,431)	(3,950)	(2,090)
Change in pension liabilities and other post-retirement benefit obligations	(18,813)	(25,839)	(55,412)
Other comprehensive loss	(18,051)	(57,935)	(68,814)
Comprehensive (loss) income	(15,480)	98,633	(76,082)
Comprehensive loss (income) attributable to noncontrolling interests	7,617	(17,032)	29,748
Comprehensive (loss) income attributable to common unitholders	$(7,863)	$81,601	$(46,334)

Tax provision (benefit) on gross unrealized gains and losses on available-for-sale securities	$1,757	$(17,514)	$—
Tax (benefit) provision on reclassification of unrealized gains and losses on available-for-sale securities	$(36)	$19,416	$—
Tax provision (benefit) on currency translation adjustments	$113	$(235)	$—
Tax benefit on change in pension liabilities and other post-retirement benefit obligations	$(6,676)	$(15,429)	$(33,993)

(a)
For the year ended December 31, 2016 pre-tax net unrealized holding gains of $4,298 and losses of $4,200 were reclassified to Other income, net and Asset impairment charges, respectively. For the year ended December 31, 2015, pre-tax net unrealized holding losses of $54,011 were reclassified to Other income, net and Asset impairment charges, and unrealized holding gains of $29,663 were reclassified to Other income, net. For the year ended December 31, 2014, unrealized holding gains of $5,484 were reclassified to Other income, net.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Income (Loss)	Capital	Entities	Capital
Balance at December 31, 2013	36,502,306	(5,373,241)	$(78,977)	$574,998	$41,584	$616,582	$256,078	$872,660
Net loss	—	—	—	(7,555)	—	(7,555)	287	(7,268)
Unrealized gain on available-for-sale securities	—	—	—	—	(806)	(806)	(10,506)	(11,312)
Currency translation adjustments	—	—	—	—	(1,324)	(1,324)	(766)	(2,090)
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	(36,649)	(36,649)	(18,763)	(55,412)
Vesting of restricted units	27,943	—	—	420	—	420	—	420
Equity compensation - subsidiaries	—	—	—	4,628	—	4,628	3,134	7,762
Subsidiary's purchases of the Company's common units	—	(473,054)	(7,921)	(7,921)	—	(7,921)	—	(7,921)
Purchases of SPLP common units	—	(3,117,754)	(51,465)	(51,465)	—	(51,465)	—	(51,465)
Subsidiaries' purchases of their common stock	—	—	—	(32,682)	—	(32,682)	(45,806)	(78,488)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	11,643	—	11,643	(14,688)	(3,045)
Other, net	—	—	—	(12)	—	(12)	277	265
Balance at December 31, 2014	36,530,249	(8,964,049)	(138,363)	492,054	2,805	494,859	169,247	664,106
Net income	—	—	—	136,735	—	136,735	19,833	156,568
Unrealized (loss) gain on available-for-sale securities	—	—	—	—	(32,487)	(32,487)	6,098	(26,389)
Unrealized losses on derivative financial instruments	—	—	—	—	(1,415)	(1,415)	(342)	(1,757)
Currency translation adjustments	—	—	—	—	(2,966)	(2,966)	(984)	(3,950)
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	(18,266)	(18,266)	(7,573)	(25,839)
Acquisition of CoSine	—	—	—	—	—	—	12,841	12,841
Units issued and vesting of restricted units	157,664	—	—	2,281	—	2,281	—	2,281
Equity compensation - subsidiaries	—	—	—	4,628	—	4,628	2,531	7,159
Subsidiaries' purchases of the Company's common units	—	(983,175)	(17,323)	(17,323)	—	(17,323)	—	(17,323)
Purchases of SPLP common units	—	(108,000)	(1,917)	(1,917)	—	(1,917)	—	(1,917)
Subsidiaries' purchases of their common stock	—	—	—	(7,885)	—	(7,885)	(17,703)	(25,588)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	3,583	(1,939)	1,644	(1,737)	(93)
Other, net	—	—	—	146	—	146	117	263
Balance at December 31, 2015	36,687,913	(10,055,224)	(157,603)	612,302	(54,268)	558,034	182,328	740,362
Net income	—	—	—	6,630	—	6,630	(4,059)	2,571
Dividends declared	—	—	—	(3,923)	—	(3,923)	—	(3,923)
Unrealized gains on available-for-sale securities	—	—	—	—	11,877	11,877	1,474	13,351
Unrealized losses on derivative financial instruments	—	—	—	—	(1,055)	(1,055)	(103)	(1,158)
Currency translation adjustments	—	—	—	—	(9,952)	(9,952)	(1,479)	(11,431)
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	(15,363)	(15,363)	(3,450)	(18,813)
Equity compensation - restricted units	23,750	—	—	375	—	375	—	375
Equity compensation - subsidiaries	—	—	—	1,949	—	1,949	1,067	3,016
Purchases of SPLP common units	—	(503,463)	(7,297)	(7,297)	—	(7,297)	—	(7,297)
Subsidiaries' purchases of their common stock	—	—	—	13,573	—	13,573	(25,972)	(12,399)
Other, net	—	—	—	(6,107)	—	(6,107)	5,711	(396)
Balance at December 31, 2016	36,711,663	(10,558,687)	$(164,900)	$617,502	$(68,761)	$548,741	$155,517	$704,258

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$2,571	$156,568	$(7,268)
Net income from discontinued operations	—	(86,257)	(10,304)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net investment gains	—	(32,267)	(921)
Provision for (recovery of) loan losses	774	(50)	(50)
(Income) loss of associated companies and other investments held at fair value, net of taxes	(4,085)	31,777	18,557
Deferred income taxes	13,059	8,259	12,289
Income tax benefit from release of deferred tax valuation allowance	(1,327)	(111,881)	(45)
Depreciation and amortization	70,546	48,560	38,438
Stock-based compensation	3,844	9,203	8,470
Goodwill impairment charges	24,254	19,571	41,450
Asset impairment charges	18,668	68,092	2,537
Other	(4,052)	(11,899)	(127)
Net change in operating assets and liabilities:
Trade and other receivables	(11,747)	17,167	(3,268)
Inventories	7,676	12,534	(4,697)
Prepaid expenses and other current assets	(8,246)	(666)	2,807
Accounts payable, accrued and other current liabilities	4,085	(23,504)	(21,172)
Net decrease (increase) in loans held for sale	78,900	(118,706)	(17,251)
Net cash provided by (used in) operating activities of continuing operations	194,920	(13,499)	59,445
Net cash (used in) provided by operating activities of discontinued operations	—	(2,254)	18,588
Net cash provided by (used in) operating activities	194,920	(15,753)	78,033
Cash flows from investing activities:
Purchases of investments	(27,503)	(44,304)	(111,648)
Proceeds from sales of investments	83,457	86,559	120,235
Proceeds from maturities of marketable securities	5,687	368	4,354
Loan originations, net of collections	(26,895)	2,168	(25,805)
Purchases of property, plant and equipment	(34,183)	(23,252)	(28,769)
Reclassification of restricted cash	8,999	66	3,780
Settlements of financial instruments	—	—	(24,429)
Proceeds from sale of assets	32,247	10,657	2,457
Acquisitions, net of cash acquired	(200,137)	(116,135)	(517)
Investments in associated companies	(2,440)	(7,607)	(1,643)
Proceeds from sales of discontinued operations	—	155,517	3,732
Net cash provided by (used in) investing activities of discontinued operations	—	25	(2,902)
Other	266	477	(1,903)
Net cash (used in) provided by investing activities	(160,502)	64,539	(63,058)
Cash flows from financing activities:
Net revolver borrowings (repayments)	146,648	(66,368)	196,212
Repayments of term loans - domestic	(8,299)	(38,519)	(182,080)
Proceeds from term loans	9,217	4,566	52,600
Net (repayments) borrowings of term loans - foreign	(315)	240	315
Subsidiaries' purchases of the Company's common units	—	(17,323)	(7,921)
Purchases of the Company's common units	(7,297)	(1,917)	(51,465)
Subsidiaries' purchases of their common stock	(20,956)	(17,031)	(78,488)
Purchase of subsidiary shares from non-controlling interests	—	(93)	(3,045)
Deferred finance charges	(747)	(477)	(3,175)
Net increase in deposits	113,432	87,312	46,654
Other	(555)	(1,582)	726
Net cash provided by (used in) financing activities	231,128	(51,192)	(29,667)
Net change for the period	265,546	(2,406)	(14,692)
Effect of exchange rate changes on cash and cash equivalents	(1,270)	(725)	(305)
Cash and cash equivalents at beginning of period	185,852	188,983	203,980
Cash and cash equivalents at end of period	$450,128	$185,852	$188,983
See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts used in the Notes to Consolidated Financial Statements are in thousands, except common units, per common unit, share and per share data.

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of the Business

Steel Partners Holdings L.P. ("SPLP" or the "Company") is a diversified global holding company that engages in multiple businesses, including diversified industrial products, energy, defense, supply chain management and logistics, banking, food products and services, sports, training, education, and the entertainment and lifestyle industries.

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

Steel Partners Holdings GP Inc. ("SPH GP"), a Delaware corporation, is the general partner of SPLP and is wholly-owned by SPLP. The Company is managed by SP General Services LLC (the "Manager"), pursuant to the terms of an amended and restated management agreement (the "Management Agreement") discussed in further detail in Note 19 - "Related Party Transactions."

Basis of Presentation

Significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts in the Company's consolidated statements of operations and consolidated statements of cash flows have been reclassified to conform to the comparable 2016 presentation.

During 2015, one of the Company's subsidiaries, Steel Excel Inc. ("Steel Excel"), identified an error related to the manner in which the provision for income taxes had reflected the tax effects related to unrealized gains and losses on available for sale securities during 2014 and 2013. As a result, the Company recorded an adjustment to correct the error in the first quarter of 2015 to its tax provision of approximately $3,500, which is included in the Company's consolidated statements of operations for the year ended December 31, 2015.

The consolidated financial statements include the accounts of the Company and its majority or wholly-owned subsidiaries, which include the following:

	Ownership as of December 31,
	2016	2015
BNS Holdings Liquidating Trust ("BNS Liquidating Trust")	84.9%	84.9%
DGT Holdings Corp. ("DGT") (a)	100.0%	100.0%
Handy & Harman Ltd. ("HNH")	69.9%	70.1%
Steel Services Ltd ("Steel Services")	100.0%	100.0%
Steel Excel	64.2%	58.3%
WebFinancial Holding Corporation ("WFHC") (b)	91.2%	90.7%

(a)
DGT's financial statements are recorded on a two-month lag, and as a result the Company's consolidated balance sheet and consolidated statement of operations as of and for the year ended December 31, 2016 includes DGT's activity as of and for its twelve months ended October 31, 2016.

(b)	WFHC owns 100% of WebBank and 100% of WebFinancial Holding LLC ("WFH LLC") (formerly known as CoSine Communications, Inc. ("CoSine")), which operates through its subsidiary API Group plc ("API").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in Preparation of Consolidated Financial Statements

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues, expenses, unrealized gains and losses during the reporting period. The more significant estimates include: (1) the valuation allowances of accounts receivable and inventory; (2) the valuation of goodwill, indefinite-lived intangible assets, long-lived assets and associated companies; (3) deferred tax assets; (4) environmental liabilities; (5) fair value of derivatives; (6) post-employment benefit liabilities; (7) estimates and assumptions used in the determination of fair value of certain securities, such as whether declines in value of securities are other than temporary; and (8) estimates of loan losses. Actual results may differ from the estimates used in preparing the consolidated financial statements; and, due to substantial holdings in and/or restrictions on certain investments, the value that may be realized could differ from the estimated fair value.

Cash and Cash Equivalents

Cash and cash equivalents include cash and deposits in depository institutions, financial institutions and banks. Cash at December 31, 2016 and 2015 also includes $277,054 and $80,226, respectively, of WebBank cash at the Federal Reserve Bank and in its Federal Funds account at its correspondent banks and $624 and $1,490, respectively, of WebBank Federal Funds sold. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include qualifying money market funds and exclude amounts where availability is restricted by loan agreements or other contractual provisions. Cash equivalents are stated at cost, which approximates market value. There is a significant concentration of cash that, during the periods presented, exceeded the federal deposit insurance limits and exposed the Company to credit risk. SPLP does not anticipate any losses due to this concentration of cash at December 31, 2016.

Restricted Cash

Restricted cash at December 31, 2016 and 2015 primarily represents cash collateral for certain short sales of corporate securities (see Note 12 - "Financial Instruments" for additional information).

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

•
Available-for-sale securities are reported at fair value, with unrealized gains and losses recognized in Accumulated other comprehensive loss ("AOCI") as a separate component of SPLP's Partners' capital.

•
Associated companies represent equity method investments in companies where our ownership is between 20% and 50% of the outstanding equity and the Company has the ability to exercise influence, but not control, over the investee. For equity method investments where the fair value option has been elected, unrealized gains and losses are reported in the Company's consolidated statement of operations as part of income (loss) from equity method investments and includes income (loss) of certain associated companies and income (loss) from other investments - related party. For the equity method investments where the fair value option has not been elected, SPLP records the investment at cost and subsequently increases or decreases the investment by its proportionate share of the net income or losses and other comprehensive income of the investee.

•	Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

Dividend and interest income is recognized when earned. Realized gains and losses on available-for-sale securities are included in earnings and are derived using the specific-identification method. Commission expense is recorded as a reduction of sales proceeds on investment sales. Commission expense on purchases is included in the cost of investments on the Company's consolidated balance sheets.

Other Than Temporary Impairment

If the Company believes a decline in the market value of any available-for-sale, equity method or held-to-maturity security below cost is other than temporary, a loss is charged to earnings, which establishes a new cost basis for the security. Impairment losses are included in Asset impairment charges in the Company's consolidated statements of operations. SPLP's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the length of time expected for recovery, the financial condition of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, the ability and intent to hold investments to maturity, and other factors specific to the individual investment.

Specifically, for held-to-maturity securities, the Company considers whether it plans to sell the security or it is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost. The credit component of an other-than-temporary impairment loss is recognized in earnings and the non-credit component is recognized in AOCI in situations where the Company does not intend to sell the security and it is more likely-than-not that the Company will not be required to sell the security prior to recovery. If there is an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity, the Company writes down the security to fair value with a corresponding credit loss portion charged to earnings, and the non-credit portion being charged to Accumulated other comprehensive (loss) income. SPLP's assessment involves a high degree of judgment and accordingly, actual results may differ materially from those estimates and judgments.

Trade Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes bad debt expense through an allowance account using estimates based primarily on management's evaluation of the financial condition of the customer, historical experience, credit quality, whether any amounts are currently past due, the length of time accounts may be past due, previous loss history and management's determination of a customer's current ability to pay its obligations. Trade accounts receivable balances are charged off against the allowance when it is determined that the receivables will not be recovered, and payments subsequently received on such receivables are credited to recovery of accounts written off. The Company believes that the credit risk with respect to trade accounts receivable is limited due to this credit evaluation process. As of December 31, 2016, the top 10 of the Company's largest customer balances accounted for 18% of the Company's trade receivables.

Loans Receivable, Including Loans Held for Sale

WebBank's loan activities include several lending arrangements with companies where it originates private label credit card and other loans for consumers and small businesses. These loans are classified as Loans receivable and are typically sold after origination. As part of these arrangements WebBank earns origination fees that are recorded in non-interest income. Fees earned from these lending arrangements are recorded as fee income. WebBank also purchases participations in commercial and industrial loans through loan syndications. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the estimated life of the loan.

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

Loan Impairment and Allowance for Loan Losses

A loan is considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of the loan agreement, including schedules interest payments. When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, when appropriate, the loan's observable fair value or the fair value of the collateral (less any selling costs) if the loan is collateral-dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses, or by charging down the loan to its value determined in accordance with generally accepted accounting principles.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when the uncollectability of a loan or receivable balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis and is based upon a periodic review of the collectability of the amounts due in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard, or loss. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience and is adjusted for qualitative factors to cover uncertainties that could affect the estimate of probable losses. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The periodic evaluation of the adequacy of the allowance is based on WebBank's past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the debtor's ability to repay, the estimated value of any underlying collateral and current economic conditions.

Inventories

Inventories are generally stated at the lower of cost (determined by the first-in, first-out method or average cost method) or market (see "New or Recently Adopted Accounting Standards" below for new accounting rules effective January 1, 2017 related to the valuation of inventory). Cost is determined by the last-in, first-out ("LIFO") method for certain precious metal inventory held in the U.S., and remaining precious metal inventory is primarily carried at fair value. For precious metal inventory, no segregation among raw materials, work in process and finished products is practicable. For other inventory, the cost of work in progress and finished goods comprises the cost of raw materials, direct labor and overhead costs attributable to the production of inventory.

Non-precious metal inventories are evaluated for estimated excess and obsolescence based upon assumptions about future demand and market conditions, and are adjusted accordingly. If actual market conditions are less favorable than those projected, future write-downs may be required.

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

b. Step 1 or Quantitative approach - The fair value of a reporting unit is calculated and compared with its carrying amount. There are several methods that may be used to estimate a reporting unit's fair value, including market quotations, asset and liability fair values and other valuation techniques, including, but not limited to, discounted projected future net earnings or net cash flows and multiples of earnings. If the fair value of a reporting unit exceeds its carrying amount, there is no indication of impairment and further testing is not required. If the carrying amount of a reporting unit exceeds its fair value, then a second step of testing is required ("Step 2"). The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.

For 2016, the Company utilized a qualitative approach for all of its reporting units, except for one reporting unit within its Diversified Industrial segment, to assess its goodwill as of its most recent assessment date. As a result of the assessment, a goodwill impairment of $24,254 was recorded in the year ended December 31, 2016 (see Note 7 - "Goodwill and Other Intangible Assets, Net").

Other intangible assets with indefinite lives are not amortized, while other intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with finite lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable (see "Long-Lived Asset Testing" below).

Intangible assets with indefinite lives, which are only within the Diversified Industrial segment, are tested for impairment at least annually, or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Companies can use the same two testing approaches for indefinite lived intangibles as for goodwill. For 2016, the Company utilized a qualitative approach to assess its intangible assets with indefinite lives as of its most recent assessment date, and the results indicated no impairment in 2016.

Derivatives

The Company uses various hedging and swap instruments to reduce the impact of changes in precious metal prices, interest costs on variable interest debt and the effect of foreign currency fluctuations. In accordance with Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, these instruments are recorded as either fair value hedges, economic hedges, cash flow hedges or derivatives with no hedging designation.

Precious Metals

HNH's precious metal and commodity inventories are subject to market price fluctuations. HNH enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts.

Fair Value Hedges. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net change in fair value of the derivative assets and liabilities, and the change in the fair value of the underlying hedged inventory, are recognized in the Company's consolidated statements of operations, and such amounts principally offset each other due to the effectiveness of the hedges. The fair value hedges are associated primarily with HNH's precious metal inventory carried at fair value.

Economic Hedges. As these derivatives are not designated as accounting hedges under ASC 815, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market, and both realized and unrealized gains and losses are recorded in current period earnings in the Company's consolidated statements of operations. The economic hedges are associated primarily with the Company's precious metal inventory valued using the LIFO method.

Interest Rate Swaps

HNH has entered into interest rate swap agreements in the past in order to economically hedge a portion of its debt, which was subject to variable interest rates. As these derivatives were not designated as accounting hedges under U.S. GAAP, they are accounted for as derivatives with no hedge designation. HNH recorded the gains and losses both from the mark-to-market adjustments and net settlements in interest expense in the Company's consolidated statements of operations as the hedges were intended to offset interest rate movements.

Foreign Currency Forward Contracts

API enters into foreign currency forward contracts to hedge its receivables and payables denominated in other currencies. In addition, API enters into foreign currency forward contracts to hedge the value of its future sales denominated in Euros and the value of its future purchases denominated in USD. These hedges have settlement dates ranging through December 2017. The forward contracts that are used to hedge the risk of foreign exchange movement on its receivables and payables and are accounted for as fair value hedges under ASC 815. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net change in fair value of the derivative assets and liabilities are recognized in the Company's consolidated statements of operations. The forward contracts that are used to hedge the value of API's future sales and purchases are accounted for as cash flow hedges in accordance with ASC 815. These hedges are fully effective and accordingly, the changes in fair value are recorded in AOCI and, at maturity, any gain or loss on the forward contract is reclassified from AOCI into the Company's consolidated statements of operations.
WebBank - Derivative Financial Instruments

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheet at December 31, 2016. Gains and losses resulting from changes in fair value of these derivative instruments are accounted for in the Company's consolidated statements of operations in Financial services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

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

Our HNH subsidiary has also entered into rebate agreements with certain customers. These programs are typically structured to incentivize the customers to increase their annual purchases from HNH. The rebates are usually calculated as a percentage of the purchase amount, and such percentages may increase as the customer's level of purchases rise. Rebates are recorded as a reduction of net sales in the Company's consolidated statements of operations and are accounted for on an accrual basis. As of December 31, 2016 and 2015, accrued rebates payable totaled $7,400 and $7,600, respectively, and are included in Accrued liabilities on the Company's consolidated balance sheets.

Financial Services Segment

WebBank generates revenue through a combination of interest income and non-interest income. Interest income is derived from interest and fees earned on loans and investments. Interest income is accrued on the unpaid principal balance, including amortization of premiums and accretion of discounts. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the estimated life of the loan. Non-interest income is primarily derived from origination fees earned on loans, fee income on contractual lending arrangements, premiums on the sale of loans, and loan servicing fees.

Concentration of Revenue

No single customer accounted for 5% or more of the Company's consolidated revenues in 2016, 2015 or 2014. In 2016, 2015 and 2014 the 10 largest customers accounted for approximately 19%, 24% and 28%, respectively, of the Company's consolidated revenues.

Fair Value Measurements

The Company measures certain assets and liabilities at fair value (see Note 17 - "Fair Value Measurements"). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values of assets and liabilities are determined based on a three-level measurement input hierarchy. Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date. Level 2 inputs are other than quoted market prices that are observable, either directly or indirectly, for an asset or liability. Level 2 inputs can include quoted prices in active markets for similar assets or liabilities, quoted prices in a market that is not active for identical assets or liabilities, or other inputs that can be corroborated by observable market data. Level 3 inputs are unobservable for the asset or liability when there is little, if any, market activity for the asset or liability. Level 3 inputs are based on the best information available, and may include data developed by the Company.

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

When tax returns are filed, it is highly certain that most positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the Company's consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is provided for and reflected as a liability for unrecognized tax benefits on the Company's consolidated balance sheets, along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

SPLP's policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in its consolidated statements of operations.

Foreign Currency Translation

Assets and liabilities of SPLP's foreign subsidiaries are translated at current exchange rates and related revenues and expenses are translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments are recorded as a separate component of other comprehensive income (loss). Gains and losses arising from transactions denominated in a currency other than the functional currency of the reporting entity are included in earnings.

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

New or Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five step process to achieve this core principle. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 by one year. The ASU, as amended, is effective for the Company's 2018 fiscal year and may be applied either (i) retrospectively to each prior reporting period presented with an election for certain specified practical expedients, or (ii) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application, with additional disclosure requirements. The Company is continuing to evaluate the impact of this guidance and the transition alternatives on its consolidated financial statements and, therefore, cannot reasonably estimate the impact that adoption will have on its financial condition, results of operations or its cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments do not apply to inventory that is measured using the LIFO cost method. On January 1, 2017, the Company began applying the inventory measurement provisions of the new ASU and such provisions did not have and are not expected to have a material impact on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior-period financial statements for measurement-period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior-period impact of the adjustment should either be presented separately on the face of the statement of operations or disclosed in the notes. This new guidance was effective for the Company's 2016 fiscal year. The amendments in this ASU will be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU. The adoption of ASU No. 2015-16 did not have any impact on the Company's 2016 financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This new standard simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statements of cash flows, among other things. The new standard is effective for the Company's 2017 fiscal year and the Company has adopted its provisions as of January 1, 2017. The impacts of certain amendments in ASU 2016-09, such as those related to the treatment of tax windfalls from stock-based compensation that are included in net operating loss carryforwards ("NOLs") and elections made for accounting for forfeitures, are required to be adopted on a modified retrospective basis through a cumulative-effect adjustment to partners' capital. Upon adoption, on January 1, 2017, the Company recorded a deferred tax asset of approximately $4,600 and a corresponding valuation allowance resulting in no net impact on Partners' capital. In addition, the Company elected to continue to estimate forfeitures under its current policy therefore there was no modified retrospective adjustment required for accounting for forfeitures upon adoption. The other provisions of ASU 2016-09, such as classification of certain items in the statements of cash flows, will be applied in 2017, with reclassification of prior period amounts where applicable.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The new standard is effective for the Company's 2020 fiscal year with early adoption permitted for all entities in fiscal years beginning after December 15, 2018. The Company is currently evaluating the potential impact of this new guidance.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard provides guidance to help decrease diversity in practice in how certain cash receipts and cash payments are classified in the statements of cash flows. The amendments in ASU No. 2016-15 provide guidance on eight specific cash flow issues. The new standard is effective for the Company's 2018 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 320): Restricted Cash. This new standard provides guidance on the classification of restricted cash in the statements of cash flows. The amendments in ASU No. 2016-18 are effective for the Company's 2018 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard provides guidance to help determine more clearly what is a business acquisition, as opposed to an asset acquisition. The amendments provide a screen to help determine when a set of components is a business. This screen reduces the number of transactions that need to be evaluated. The new standard states that to classify the acquisition of assets as a business, there must be an input and a substantive process that jointly contribute to the ability to create outputs, with outputs being defined as the key elements of the business. If all of the fair value of the assets acquired are concentrated in a single asset group, this would not qualify as a business. The amendments in ASU No. 2017-01 are effective for the Company's 2018 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new standard simplifies subsequent measurements of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, entities will perform their interim or annual goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge based on the amount that the carrying amount exceeds the reporting unit's fair value. The loss recognized should not exceed the total goodwill allocated to the reporting unit. The amendments in ASU No. 2017-04 are effective for the Company's 2020 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

3. ACQUISITIONS

2016 Acquisitions

HNH's Acquisition of EME

On September 30, 2016, SL Montevideo Technology, Inc. ("SMTI"), a subsidiary of SL Industries, Inc. ("SLI") (which was acquired by HNH in June 2016 as discussed further below), entered into an asset purchase agreement ("Purchase Agreement") with Hamilton Sundstrand Corporation ("Hamilton"). Pursuant to the Purchase Agreement, SMTI acquired from Hamilton certain assets of its Electromagnetic Enterprise division ("EME") used or useful in the design, development, manufacture, marketing, service, distribution, repair, and sale of electric motors, starters and generators for certain commercial applications, including for use in commercial hybrid electric vehicles and refrigeration and in the aerospace and defense sectors. The acquisition of EME expands SLI's product portfolio and diversifies its customer base. SMTI purchased the acquired net assets for approximately $62,575 in cash and assumption of certain ordinary course business liabilities, subject to adjustments related to working capital at closing and quality of earnings of the acquired business for the period of January 1, 2016 to June 30, 2016, each as provided for in the Purchase Agreement. The Purchase Agreement includes a guarantee by Hamilton of a minimum level of product purchases from SMTI by an affiliate of Hamilton for calendar years 2017, 2018, and 2019, in exchange for compliance by SMTI with certain operating covenants. The transaction was financed with additional borrowings under HNH's senior secured revolving credit facility. The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date on a preliminary basis:

Amount
Assets:
Trade and other receivables	$4,249
Inventories	3,047
Prepaid expenses and other current assets	265
Property, plant and equipment	2,321
Goodwill	30,645
Other intangible assets	28,370
Total assets acquired	68,897
Liabilities:
Accounts payable	3,440
Accrued liabilities	2,882
Total liabilities assumed	6,322
Net assets acquired	$62,575

The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities. The goodwill of $30,645 arising from the acquisition consists largely of the synergies expected from combining the operations of SLI and EME. The goodwill is assigned to the Company's Diversified Industrial segment and is expected to be deductible for income tax purposes. Other intangibles consist of customer relationships of $27,200 and customer order backlog of $1,200. The customer order backlog is being amortized based on the expected period over which the orders will be fulfilled of 4 months. The customer relationships have been assigned a useful life of 15 years based on the limited turnover and long-standing relationships EME has with its existing customer base. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales. The amount of net sales and operating loss of the acquired business included in the Company's consolidated statements of operations for the year ended December 31, 2016 were approximately $15,900 and $100, respectively. EME's results of operations of EME are reported within the Company's Diversified Industrial segment.

API's Acquisitions of Amsterdam Metallized Products B.V. and Hazen Paper Company

On December 1, 2016, API acquired the manufacturing assets and business of Amsterdam Metallized Products B.V. ("AMP") in the Netherlands for approximately $7,800. AMP is a leading global provider of packaging technologies for brand enhancement. The acquisition, which is not material to SPLP's operations, is part of API's strategy to further strengthen its brand enhancement mission of utilizing high-end material substrates for luxury packaging and other niche markets, adding new products to API's offerings and providing an entry point into new packaging sectors. In connection with the AMP acquisition, the Company has recorded inventory, property, plant and equipment, other intangible assets (primarily customer relationships) and goodwill totaling approximately $1,500, $1,900, $1,400 and $3,000, respectively, on a preliminary basis.

On July 27, 2016, API acquired Hazen Paper Company's ("Hazen") lamination facility and business in Osgood, Indiana for approximately $14,000. The acquisition, which is not material to SPLP's operations, is part of API's strategy to focus on brand enhancement solutions for the packaging market, and it enables API to provide a combined foils and laminate offering to customers in the U.S., while giving broader coverage for its global customers. In connection with the Hazen acquisition, the Company has recorded property, plant and equipment, other intangible assets (primarily customer relationships) and goodwill totaling approximately $6,200, $2,700 and $4,300, respectively, on a preliminary basis.

HNH's Acquisition of SLI

On April 6, 2016, HNH entered into a definitive merger agreement with SLI, pursuant to which it commenced a cash tender offer to purchase all the outstanding shares of SLI's common stock, at a purchase price of $40.00 per share in cash ("Offer"). SLI designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic equipment, and custom gears and gearboxes used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, architectural and entertainment lighting, and telecom applications. Consummation of the Offer was subject to certain conditions, including the tender of a number of shares that constituted at least (1) a majority of SLI's outstanding shares and (2) 60% of SLI's outstanding shares not owned by HNH or any of its affiliates, as well as other customary conditions. SPLP beneficially owned approximately 25.1% of SLI's outstanding shares at the time of the Offer.

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

The total merger consideration was approximately $161,985, excluding related transaction fees and expenses. The merger consideration represents the aggregate cash merger consideration of approximately $122,191 paid by HNH to non-affiliates and the fair value of SPLP's previously held interest in SLI of approximately $39,794, which represented the Company's previously held equity interest at a value of $40.00 per share. The funds necessary to consummate the Offer, the SLI Merger and to pay related fees and expenses were financed with additional borrowings under HNH's senior secured revolving credit facility. The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date on a preliminary basis:

Amount
Assets:
Cash and cash equivalents	$4,985
Trade and other receivables	32,680
Inventories	24,088
Prepaid expenses and other current assets	8,254
Property, plant and equipment	23,950
Goodwill	54,150
Other intangible assets	92,326
Other non-current assets	257
Total assets acquired	240,690
Liabilities:
Accounts payable	18,433
Accrued liabilities	18,521
Long-term debt	9,500
Deferred tax liabilities	26,469
Other non-current liabilities	5,782
Total liabilities assumed	78,705
Net assets acquired	$161,985

The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities. The goodwill of $54,150 arising from the acquisition consists largely of the synergies expected from combining the operations of HNH and SLI. The goodwill is assigned to the Company's Diversified Industrial segment and is not expected to be deductible for income tax purposes. Other intangibles consist primarily of acquired trade names of approximately $14,700, customer relationships of approximately $59,900, developed technology and patents of approximately $10,700 and customer order backlog of approximately $6,900. The customer order backlog is being amortized based on the expected period over which the orders will be fulfilled, ranging from two to eight months. The remaining intangible assets have been assigned useful lives ranging from 10 to 15 years based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and long-standing relationships SLI has with its existing customer base. The valuations of acquired trade names, developed technology and patents were performed utilizing a relief from royalty method, and significant assumptions used in the valuation included the royalty rate assumed and the expected level of future sales, as well as the rate of technical obsolescence for the developed technology and patents. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales. Included in accrued liabilities and other non-current liabilities above is a total of $8,100 for existing and contingent liabilities relating to SLI's environmental matters, which are further discussed in Note 18 - "Commitments and Contingencies."

The amount of net sales and operating loss of the acquired business included in the Company's consolidated statements of operations for the year ended December 31, 2016 was approximately $112,700 and $1,800, respectively, which includes $1,900 of expenses associated with the amortization of the fair value adjustment to acquisition-date inventories and also $1,900 of expenses associated with the acceleration of SLI's previously outstanding stock-based compensation awards, which became fully vested on the date of acquisition pursuant to the terms of the merger agreement, and which are included in Selling, general and administrative expenses ("SG&A") in the Company's 2016 consolidated statements of operations. SLI's results of operations are reported within the Company's Diversified Industrial segment.

2015 Acquisitions

HNH's Acquisition of JPS

Effective July 2, 2015, HNH completed the acquisition of JPS Industries, Inc. ("JPS") pursuant to an agreement and plan of merger, dated as of May 31, 2015. JPS is a manufacturer of mechanically formed glass, quartz and aramid substrate materials for specialty applications in a wide expanse of markets requiring highly engineered components. At the effective time of the Merger (as defined below), the acquisition subsidiary was merged with and into JPS ("Merger"), with JPS being the surviving corporation in the Merger, and each outstanding share of JPS common stock (other than shares held by HNH and its affiliates), including SPH Group Holdings LLC ("SPH Group Holdings"), a subsidiary of SPLP, and a significant stockholder of JPS, was converted into the right to receive $11.00 in cash. The total merger consideration was $114,493 which represents the aggregate cash merger consideration of $70,255 and the fair value of SPLP's previously held interest in JPS of $44,238. The cash consideration was funded primarily by HNH and SPH Group Holdings. SPH Group Holding's funding of the aggregate merger consideration totaled approximately $4,510, with the remainder funded by HNH, financed through additional borrowings under HNH's senior secured revolving credit facility.

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

The goodwill of $32,162 arising from the acquisition was assigned to SPLP's Diversified Industrial segment, of which $24,100 was not expected to be deductible for income tax purposes. Other intangible assets consist primarily of acquired trade names of approximately $4,300, customer relationships of approximately $3,100, and developed technology of approximately $1,700. These intangible assets have been assigned useful lives ranging from 10 to 15 years based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and longstanding relationships JPS has with its existing customer base. The valuations of acquired trade names and developed technology were performed utilizing a relief from royalty method, and significant assumptions used in the valuation included the royalty rate assumed and the expected level of future sales, as well as the rate of technical obsolescence for the developed technology. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales.

The amount of net sales and operating loss of the acquired business included in the Company's consolidated statements of operations for the year ended December 31, 2016 were approximately $101,600 and $32,100, respectively. The operating loss reflects a goodwill impairment charge of $24,254 (see Note 7 - "Goodwill and Other Intangible Assets, Net"). The amount of net sales and operating loss of the acquired business included in the Company's consolidated statements of operations for the year ended December 31, 2015 were approximately $59,500 and $2,200, which included $3,400 of nonrecurring expense related to the fair value adjustment to acquisition-date inventories. The results of operations of the acquired business are reported within the Company's Diversified Industrial segment.

CoSine Acquisition

On January 20, 2015 ("CoSine Acquisition Date"), the Company entered into a contribution agreement (the "Contribution Agreement") with CoSine. Pursuant to the Contribution Agreement, the Company contributed (i) 24,807,203 ordinary shares of API and (ii) 445,456 shares of common stock of Nathan's Famous, Inc. ("Nathan's") to CoSine in exchange for 16,500,000 shares of newly issued CoSine common stock and 12,761 shares of newly issued 7.5% series B non-voting preferred stock, which increased SPLP's ownership of CoSine to approximately 80%. Prior to obtaining a controlling interest, SPLP owned approximately 48% of the outstanding shares of CoSine, and its investment was accounted for under the equity method. As a result of the above transaction,

CoSine became a majority-owned controlled subsidiary and is consolidated with SPLP from the CoSine Acquisition Date. Prior to CoSine's Acquisition of API discussed below, CoSine was included in the Corporate and Other segment. Beginning in the second quarter of 2015, CoSine is included in the Diversified Industrial segment.

The Contribution Agreement was the first step in a plan for a wholly owned United Kingdom ("UK") subsidiary of CoSine ("BidCo") to make an offer, which commenced on February 4, 2015, to acquire all of the issued and to be issued shares in API for 60 pence in cash per API share not already owned by BidCo. As a result of the offer, BidCo owned approximately 98% of API as of March 31, 2015, however CoSine did not obtain control over the operations of API until April 17, 2015 (see the "CoSine's Acquisition of API" section below).

As of the CoSine Acquisition Date, the fair value of the Company's previously held equity interest and the noncontrolling interest in CoSine were valued at approximately $2.51 per share. Accordingly, the Company remeasured its previously held equity interest to a fair value of approximately $12,011, resulting in an investment gain, which was recorded in the first quarter of 2015, of approximately $6,900 and is included in Other income, net in the Company's consolidated statements of operations.

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

Amount
Assets:
Cash and cash equivalents	$17,614
Prepaid expenses and other current assets	7
Long-term investments	54,228
Goodwill	8,295
Total assets acquired	80,144
Liabilities:
Accounts payable	280
Accrued liabilities	783
Total liabilities assumed	1,063
Fair value of noncontrolling interest	12,842
Net assets acquired	$66,239

CoSine's Acquisition of API

As discussed above, CoSine obtained control over the operations of API on April 17, 2015 ("API Acquisition Date"), at which time API became a majority-owned subsidiary of CoSine. API is a manufacturer and distributor of foils, films and laminates used to enhance the visual appeal of products and packaging. API is headquartered in Cheshire, England. The fair value of the consideration paid consisted of the fair value of the previously held common equity of API of $22,861 and the cash paid of $47,866 for the additional API equity acquired, for total consideration of $70,727. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the API Acquisition Date:

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

All of the goodwill is assigned to SPLP's Diversified Industrial segment and is not expected to be deductible for income tax purposes. Other intangible assets consist primarily of acquired trade names of approximately $5,200 and customer relationships of $17,700. Based on our preliminary evaluation, the trade names have been assigned a 10 year useful life based on the long operating history, broad market recognition and continued demand for the associated brands, and customer relationships have been assigned a 7 year life based on the expected turnover of API's existing customer base. The valuation of acquired trade names was performed utilizing a relief from royalty method, and significant assumptions used in the valuation include the royalty rate assumed and the expected level of future sales. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation include the customer attrition rate assumed and the expected level of future sales.

HNH Acquisition of ITW Polymers Sealants North America Inc. ("ITW")

On March 31, 2015, HNH, through its indirect subsidiary, OMG, Inc. ("OMG"), acquired certain assets and assumed certain liabilities of ITW, which are used in the business of manufacturing two-component polyurethane adhesive for the roofing industry for a cash purchase price of $27,400, reflecting a final working capital adjustment of $400. The assets acquired and liabilities assumed primarily included net working capital of inventories and accrued liabilities; property, plant and equipment; and intangible assets, primarily developed technology, valued at $1,700, $100 and $4,400, respectively. In connection with the ITW acquisition, HNH has recorded goodwill totaling approximately $21,268, which is expected to be deductible for income tax purposes.

2014 Acquisitions

There were no significant acquisitions during the year ended December 31, 2014.

Pro Forma Disclosures

Unaudited pro forma revenue and net income from continuing operations attributable to common unitholders of the combined entities is presented below as if JPS and API had both been acquired January 1, 2014, and SLI and EME had both been acquired January 1, 2015.

	Year Ended December 31,
	2016	2015	2014
Revenue	$1,296,850	$1,357,820	$1,161,680
Net income (loss) from continuing operations attributable to common unitholders	1,211	70,308	(15,009)
Net income (loss) from continuing operations per common unit - basic	0.12	2.96	(0.37)
Net income (loss) from continuing operations per common unit - diluted	0.12	2.95	(0.37)

This unaudited pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the JPS and API acquisitions taken place on January 1, 2014 and the SLI and EME acquisitions taken place on January 1, 2015. The information is based on historical financial information with respect to the acquisitions and does not include operational or other changes which might have been effected by the Company. The unaudited pro forma earnings for all periods were adjusted to reflect incremental depreciation and amortization expense based on the fair value adjustments for the acquired property, plant and equipment and intangible assets, which are principally amortized using the double-declining balance method for customer relationships and the straight line method for other intangibles, over periods principally ranging from 10 to 15 years, except for the customer order backlog, which is amortized over periods ranging from two to eight months. The unaudited proforma earnings were also adjusted to reflect incremental interest expense on the borrowings made to finance the acquisitions.

The 2016 unaudited pro forma earnings exclude a total of $9,200 of acquisition-related costs incurred by HNH, SLI and EME during the year ended December 31, 2016. Of these costs that were excluded from 2016 pro forma expenses, an expense of $1,900 from the amortization of the fair value adjustment to acquisition-date inventories and an expense of $1,900 associated with the acceleration of SLI's previously outstanding stock-based compensation awards were reflected in 2015 and reduced the 2015 unaudited pro forma earnings. The 2015 unaudited pro forma earnings also reflect adjustments to exclude $8,572 of acquisition-related costs incurred by HNH, JPS, SLI and API in 2015 and $4,375 of nonrecurring expense related to JPS's and API's amortization of the fair value adjustment to acquisition-date inventories. The 2014 unaudited pro forma earnings were adjusted to include the fair value adjustment to acquisition-date inventories.

4. DISCONTINUED OPERATIONS AND ASSET IMPAIRMENT CHARGES

Discontinued operations in 2015 and 2014 include the operations of Arlon, LLC ("Arlon"), a manufacturer of high performance materials for the printed circuit board industry and silicone rubber-based materials, which was part of SPLP's Diversified Industrial segment. On December 18, 2014, HNH entered into a contract to sell its Arlon business for $157,000 in cash, less transaction fees, subject to a final working capital adjustment and certain potential reductions as provided in the stock purchase agreement, which are reflected in proceeds from sales of discontinued operations in the Company's consolidated statements of cash flows for the year ended December 31, 2015. The closing occurred in January 2015.

	Year Ended December 31,
	2015	2014
Total revenue	$5,952	$103,392
Net income from operations	565	10,262
Net (loss) income from operations after taxes and noncontrolling interests	(1,111)	6,112
Gain on sale of discontinued operations after taxes and noncontrolling interests	56,659	23

In October 2016, JPS sold the equipment and certain customer information, as well as related inventories, of its Slater, South Carolina facility for $3,500. The operations of this facility were not significant to the consolidated financial statements of the Company.

Asset Impairment Charges

2016

In connection with HNH's continued integration of JPS, HNH approved the closure of JPS' Slater, South Carolina operating facility during the second quarter of 2016 and recorded impairment charges totaling approximately $7,900 associated with the planned closure, including write-downs of $6,600 to property, plant and equipment and $400 to intangible assets, as well as a $900 inventory write-down, which was recorded in Cost of goods sold in the Company's consolidated statements of operations.

Due to improved operational productivity and available capacity at Lucas-Milhaupt facilities, HNH approved the closure of its Lucas-Milhaupt Gliwice, Poland operating facility as part of its continual focus to optimize infrastructure costs. During the third quarter of 2016, HNH recorded asset impairment charges totaling $3,557, primarily due to write-downs of $1,500 to property, plant, and equipment and $500 to inventories associated with the planned closure. The inventory write-down was recorded in Cost of goods sold in the Company's consolidated statements of operations.

In addition, during 2016, Steel Excel recorded non-cash asset impairment charges of $7,202 related to other-than-temporary impairments on certain investments.

2015

Asset impairment charges in 2015 relate to a non-cash asset impairment charge of $1,398 recorded by HNH related to certain unused, real property located in Norristown, Pennsylvania to reflect its current market value, a non-cash impairment charge of $1,316 recorded by DGT related to real property to reflect its current market value and other-than-temporary impairments of investments of $65,378.

2014

The asset impairment charges in 2014 relate to a non-cash asset impairment charge of $1,314 recorded by HNH related to certain equipment owned by HNH's joining materials business located in Toronto, Canada to be sold or scrapped as part of HNH's integration activities associated with a 2013 acquisition and certain unused, real property owned by the HNH's Kasco business located in Atlanta, Georgia. In addition, a non-cash asset impairment charge of $1,223 was recorded by DGT related to real property to reflect its current market value.

Sale of API's Security Holographics Business

In April 2016, API sold its security holographics business for approximately $8,000 and recorded a gain of approximately $2,800, which is recorded in Other income, net in the Company's consolidated statements of operations. API's security holographics business created custom optical security solutions to protect secure documents and premium products against counterfeit and fraud and it was included in the Company's Diversified Industrial segment. The sale was part of API's strategy to focus on its decorative holographic offerings for the packaging market. The operations of this business were not significant to the consolidated financial statements of SPLP.

5. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classification of WebBank's loans receivable, including loans held for sale at December 31, 2016 and 2015 are as follows:

	Total				Current		Non-current
	December 31, 2016%		December 31, 2015%		December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Loans held for sale	$80,692		$159,592		$80,692	$159,592	$—	$—
Real estate loans:
Commercial - owner occupied	$604	1%	$1,542	2%	43	97	561	$1,445
Commercial - other	266	—%	281	—%	—	—	266	281
Total real estate loans	870	1%	1,823	2%	43	97	827	1,726
Commercial and industrial	50,564	68%	66,253	98%	3,059	5,943	47,505	60,310
Consumer loans	22,805	31%	—	—%	8,949	—	13,856	—
Total loans	74,239	100%	68,076	100%	12,051	6,040	62,188	62,036
Less:
Deferred fees and discounts	—		(15)		—	(15)	—	—
Allowance for loan losses	(1,483)		(630)		(1,483)	(630)	—	—
Total loans receivable, net	$72,756		$67,431		10,568	5,395	62,188	62,036
Loans receivable, including loans held for sale (a)					$91,260	$164,987	$62,188	$62,036

(a)
The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, net was $153,488 and $226,541 at December 31, 2016 and 2015, respectively.

Commercial and industrial loans include unamortized premiums of $2 and unaccreted discounts of $418 at December 31, 2016 and unamortized premiums of $18 and unaccreted discounts of $311 at December 31, 2015. Loans with a carrying value of approximately $47,237 and $63,393 were pledged as collateral for potential borrowings at December 31, 2016 and 2015, respectively. WebBank serviced $30,479 and $20,073 in loans for others at December 31, 2016 and 2015, respectively.

Allowance for Loan Losses

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

Changes in these factors are reviewed to ensure that changes in the level of the ALLL are consistent with changes in these factors. The magnitude of the impact of each of these factors on the qualitative assessment of the ALLL changes from quarter to quarter according to the extent these factors are already reflected in historic loss rates and according to the extent these factors diverge from one another. Also considered is the uncertainty inherent in the estimation process when evaluating the ALLL. Changes in the ALLL are summarized as follows:

	Real Estate
	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Consumer Loans	Total
December 31, 2013	$77	$28	$319	$—	$424
Charge-offs	—	—	(3)	—	(3)
Recoveries	66	40	80	—	186
Provision	(79)	(56)	85	—	(50)
December 31, 2014	64	12	481	—	557
Charge-offs	—	—	—	—	—
Recoveries	25	44	54	—	123
Provision	(49)	(48)	47	—	(50)
December 31, 2015	40	8	582	—	630
Charge-offs	—	—	—	—	—
Recoveries	14	35	30	—	79
Provision	(32)	(36)	268	574	774
December 31, 2016	$22	$7	$880	$574	$1,483

The ALLL and outstanding loan balances according to the Company's impairment method are summarized as follows:

	Real Estate
December 31, 2016	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$7	$—	$46	$—	$53
Collectively evaluated for impairment	15	7	834	574	1,430
Total	$22	$7	$880	$574	$1,483
Outstanding loan balances:
Individually evaluated for impairment	$17	$—	$54	$—	$71
Collectively evaluated for impairment	587	266	50,510	22,805	74,168
Total	$604	$266	$50,564	$22,805	$74,239

	Real Estate
December 31, 2015	Commercial - Owner Occupied	Commercial - Other	Commercial & Industrial	Total
Allowance for loan losses:
Individually evaluated for impairment	$1	$—	$77	$78
Collectively evaluated for impairment	39	8	505	552
Total	$40	$8	$582	$630
Outstanding loan balances:
Individually evaluated for impairment	$358	$—	$1,241	$1,599
Collectively evaluated for impairment	1,184	281	65,012	66,477
Total	$1,542	$281	$66,253	$68,076

Nonaccrual and Past Due Loans

Loans past due 90 days or more and still accruing interest were $3 and $0 at December 31, 2016 and 2015, respectively. Nonaccrual loans totaled $0 and $343 for the year ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2015, nonaccrual loans consisted of commercial-owner occupied real estate loans and commercial industrial loans $341 and $2, respectively.

Past due loans (accruing and nonaccruing) are summarized as follows:

December 31, 2016	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Real estate loans:
Commercial - owner occupied	$604	$—	$—	$—	$604	$—	$—
Commercial - other	266	—	—	—	266	—	—
Total real estate loans	870	—	—	—	870	—	—
Commercial and industrial	$50,564	$—	$—	$—	$50,564	$—	$—
Consumer loans	22,745	57	3	60	22,805	3
Total loans	$74,179	$57	$3	$60	$74,239	$3	$—

(a)	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

December 31, 2015	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Real estate loans:
Commercial - owner occupied	$714	$487	$341	$828	$1,542	$—	$—
Commercial - other	281	—	—	—	281	—	—
Total real estate loans	995	487	341	828	1,823	—	—
Commercial and industrial	66,251	—	2	2	66,253	—	—
Total loans	$67,246	$487	$343	$830	$68,076	$—	$—

(a)	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

Credit Quality Indicators

In addition to the past due and nonaccrual criteria, loans are analyzed using a loan grading system. Generally, internal grades are assigned to loans based on the performance of the loans, financial/statistical models and loan officer judgment. Reviews and grading of loans with unpaid principal balances of $100 or more is performed once per year. Grades follow definitions of Pass, Special Mention, Substandard, and Doubtful which are consistent with published definitions of regulatory risk classifications. The definitions of Pass, Special Mention, Substandard, and Doubtful are summarized as follows:

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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

December 31, 2016	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Real estate loans:
Commercial - owner occupied	$—	$587	$—	$17	$—	$604
Commercial - other	—	266	—	—	—	266
Total real estate loans	—	853	—	17	—	870
Commercial and industrial		45,931	4,579	54	—	50,564
Consumer loans	22,805	—	—	—	—	22,805
Total loans	$22,805	$46,784	$4,579	$71	$—	$74,239

December 31, 2015	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Real estate loans:
Commercial - owner occupied	$—	$1,184	$—	$358	$—	$1,542
Commercial - other	—	281	—	—	—	281
Total real estate loans	—	1,465	—	358	—	1,823
Commercial and industrial	—	61,310	3,702	1,241	—	66,253
Total loans	$—	$62,775	$3,702	$1,599	$—	$68,076

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. When loans are impaired, an estimate of the amount of the balance that is impaired is made and a specific reserve is assigned to the loan based on the estimated present value of the loan's future cash flows discounted at the loan's effective interest rate, the observable market price of the loan, or the fair value of the loan's underlying collateral less the cost to sell. When the impairment is based on the fair value of the loan's underlying collateral, the portion of the balance that is impaired is charged off, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. WebBank recognized $78, $86, and $60 on impaired loans for the years ended December 31, 2016, 2015, and 2014, respectively. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. Payments are recognized when cash is received. Information on impaired loans is summarized as follows:

		Recorded Investment
December 31, 2016	Unpaid Principle Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real estate loans:
Commercial - owner occupied	$17	$—	$17	$17	$7	$655
Total real estate loans	17	—	17	17	7	655
Commercial and industrial	54	8	46	54	46	3,274
Total loans	$71	$8	$63	$71	$53	$3,929

		Recorded investment
December 31, 2015	Unpaid Principle Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real estate loans:
Commercial - owner occupied	$372	$341	$17	$358	$1	$370
Total real estate loans	372	341	17	358	1	370
Commercial and industrial	1,320	12	1,229	1,241	77	569
Total loans	$1,692	$353	$1,246	$1,599	$78	$939

6. INVENTORIES, NET

A summary of inventories, net is as follows:

	December 31, 2016	December 31, 2015
Finished products	$42,824	$39,405
In-process	19,160	20,814
Raw materials	42,881	28,893
Fine and fabricated precious metal in various stages of completion	15,019	13,155
	119,884	102,267
LIFO reserve	(679)	—
Total	$119,205	$102,267

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, HNH purchases, maintains and utilizes precious metal inventory. HNH records certain precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through Cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

Certain customers and suppliers of HNH choose to do business on a "pool" basis and furnish precious metal to HNH for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included on the Company's consolidated balance sheets. To the extent HNH is able to utilize customer precious metal in its production process, such customer metal replaces the need for HNH to purchase its own inventory. As of December 31, 2016, customer metal in HNH's custody consisted of 126,427 ounces of silver, 520 ounces of gold, and 1,391 ounces of palladium.

	December 31, 2016	December 31, 2015
Supplemental inventory information:
Precious metals stated at LIFO cost	$5,001	$3,536
Precious metals stated under non-LIFO cost methods, primarily at fair value	9,339	9,619
Market value per ounce:
Silver	16.05	13.86
Gold	1,159.10	1,062.25
Palladium	676.00	547.00

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying value of goodwill is as follows:

	Diversified Industrial	Energy	Corporate and Other	Total
Balance at December 31, 2015
Gross goodwill	$101,772	$64,790	$81	$166,643
Accumulated impairments	—	(64,790)	—	(64,790)
Net goodwill	101,772	—	81	101,853
Acquisitions (a)	92,177	—	—	92,177
Impairment	(24,254)	—	—	(24,254)
Currency translation adjustment	(2,508)	—	—	(2,508)
Other adjustments	155	—	—	155
Balance at December 31, 2016
Gross goodwill	191,596	64,790	81	256,467
Accumulated impairments	(24,254)	(64,790)	—	(89,044)
Net goodwill	$167,342	$—	$81	$167,423

(a)
Goodwill from acquisitions relates to HNH's acquisition of SLI and SLI's acquisition of EME, as well as API's acquisitions of Hazen and AMP. These balances are subject to adjustment during the finalization of the purchase price allocation for these acquisitions. For additional information, see Note 3 - "Acquisitions."

In 2016, the Company recorded a goodwill impairment charge of $24,254 related to the performance materials business within in its Diversified Industrial segment, resulting from a decline in market conditions and lower demand for certain of JPS' product lines. The fair value of the reporting unit used in determining the goodwill impairment charge was based on valuations using a combination of the income and market approaches. See Note 17 - "Fair Value Measurements" for further discussion of these valuation methodologies.

	Diversified Industrial	Energy	Corporate and Other	Total
Balance at December 31, 2014
Gross goodwill	$26,299	$64,790	$81	$91,170
Accumulated impairments	—	(45,219)	—	(45,219)
Net goodwill	26,299	19,571	81	45,951
Acquisitions	76,016	—	—	76,016
Impairment	—	(19,571)	—	(19,571)
Currency translation adjustment	—	—	—	—
Other adjustments	(543)	—	—	(543)
Balance at December 31, 2015
Gross goodwill	101,772	64,790	81	166,643
Accumulated impairments	—	(64,790)	—	(64,790)
Net goodwill	$101,772	$—	$81	$101,853

In connection with its annual goodwill impairment tests and the adverse effects of developments in the oil services industry, the Company recognized impairment charges of $19,571 and $41,450 in 2015 and 2014, respectively. The goodwill impairment charges related to the goodwill associated with its Energy segment, resulting from the adverse effects the decline in energy prices had on the oil services industry.

A summary of other intangible assets is as follows:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$220,890	$57,978	$162,912	$134,814	$41,153	$93,661
Trademarks, trade names and brand names	51,717	11,682	40,035	38,157	8,361	29,796
Developed technology, patents and patent applications	27,947	9,332	18,615	17,010	7,379	9,631
Other	16,652	11,002	5,650	8,480	2,605	5,875
Total	$317,206	$89,994	$227,212	$198,461	$59,498	$138,963

Other intangible assets, net as of December 31, 2016 includes approximately $124,796 in intangible assets, primarily trade names, customer relationships, and developed technology and patents, associated with the SLI, EME, Hazen and AMP acquisitions. These balances are subject to adjustment during the finalization of the purchase price allocations for these acquisitions.

Trademarks with indefinite lives as of December 31, 2016 and 2015 were $8,020. Amortization expense related to intangible assets was $31,358, $16,258 and $13,693 for the year ended December 31, 2016, 2015 and 2014, respectively. The increase in amortization expense during 2016 was principally due to the Company's recent acquisitions as discussed in Note 3 - "Acquisitions." The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Customer Relationships	Trademarks, Trade Names and Brand Names	Developed Technology, Patents and Patent Applications	Other	Total
2017	$22,269	$3,194	$1,939	$1,463	$28,865
2018	20,375	2,725	2,110	773	25,983
2019	16,888	2,402	2,110	728	22,128
2020	15,772	2,402	1,698	723	20,595
2021	14,171	2,402	1,582	723	18,878
Thereafter	73,437	18,890	9,176	1,240	102,743
Total	$162,912	$32,015	$18,615	$5,650	$219,192

8. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	December 31, 2016	December 31, 2015
Land	$16,859	$20,434
Buildings and improvements	71,154	62,061
Machinery, equipment and other	302,658	276,599
Construction in progress	22,936	10,538
	413,607	369,632
Accumulated depreciation	(152,195)	(114,230)
Property, plant and equipment, net	$261,412	$255,402

Depreciation expense was $39,188, $32,302 and $24,745 for the year ended December 31, 2016, 2015 and 2014, respectively.

9. INVESTMENTS

Short-Term Investments

Marketable Securities

The Company's short-term investments primarily consist of its marketable securities portfolio held by its subsidiary, Steel Excel. These marketable securities as of December 31, 2016 and 2015 were classified as available-for-sale securities. The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investment. The Company's portfolio of marketable securities at December 31, 2016 and 2015 was as follows:

	December 31, 2016				December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Available-for-sale securities
Short-term deposits	$73,270	$—	$—	$73,270	$30,118	$—	$—	$30,118
Mutual funds	11,997	2,279	—	14,276	11,835	2,182	—	14,017
Corporate securities	17,516	4,586	(586)	21,516	41,861	250	(549)	41,562
Corporate obligations	17,232	734	(108)	17,858	25,747	98	(582)	25,263
Total marketable securities	120,015	7,599	(694)	126,920	109,561	2,530	(1,131)	110,960
Amounts classified as cash equivalents	(73,270)	—	—	(73,270)	(30,118)	—	—	(30,118)
Amounts classified as marketable securities	$46,745	$7,599	$(694)	$53,650	$79,443	$2,530	$(1,131)	$80,842

Proceeds from sales of marketable securities were $60,600, $43,300 and $116,300 in 2016, 2015 and 2014, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of Other income, net in the Company's consolidated statements of operations, were as follows:

	Year Ended December 31,
	2016	2015	2014
Gross realized gains	$4,771	$12,053	$8,065
Gross realized losses	(1,483)	(6,806)	(4,300)
Realized gains, net	$3,288	$5,247	$3,765

The fair value of the Company's marketable securities with unrealized losses at December 31, 2016, and the duration of time that such losses had been unrealized, were as follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$2,316	$(384)	$662	$(202)	$2,978	$(586)
Corporate obligations	12,481	(108)	—	—	12,481	(108)
Total	$14,797	$(492)	$662	$(202)	$15,459	$(694)

The fair value of the Company's marketable securities with unrealized losses at December 31, 2015, all of which had unrealized losses for periods of twelve months or less, were as follows:

	Fair Value	Gross Unrealized Losses
Corporate securities	$2,283	$(549)
Corporate obligations	13,199	(582)
Total	$15,482	$(1,131)

The gross unrealized losses primarily related to losses on corporate securities and corporate obligations, which primarily consist of investments in equity and debt securities of publicly-traded entities. Based on Steel Excel's evaluation of such securities, it determined that certain unrealized losses represented other-than-temporary impairments. This determination was based on several factors, including adverse changes in the market conditions and economic environments in which the entities operate. Steel Excel recognized asset impairment charges of approximately $4,200 and $59,800 for the years ended December 31, 2016 and 2015, respectively. Such impairment charges, which included $1,000 for unpaid interest on a debt security for the year ended December 31, 2016, were equal to the cost basis of such securities in excess of their fair values. The Company determined that there was no indication of other-than-temporary impairments on its other investments with unrealized losses as of December 31, 2016. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entity, and the intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of available-for-sale debt securities, by contractual maturity, and marketable securities with no contractual maturities as of December 31, 2016, were as follows:

	Cost	Estimated Fair Value
Debt securities maturing after one year through three years	$17,232	$17,858
Securities with no contractual maturities	102,783	109,062
Total	$120,015	$126,920

Long-Term Investments

The following table summarizes the Company's long-term investments as of December 31, 2016 and 2015. All equity-method investment income and losses, as well as income from other investments where the fair value option has been elected, is recorded in (Income) loss of associated companies and other investments held at fair value, net of taxes in the Company's consolidated statements of operations.

	Ownership %		Long-Term Investments Balance		Income (Loss) Recorded in Statements of Operations
	December 31,		December 31,		Year Ended December 31,
	2016	2015	2016	2015	2016	2015	2014
Corporate securities (1)			$75,608	$66,042	$—	$4,449	$(12,437)
Corporate obligations (2)			4,350	—	870	—	—
ModusLink Global Solutions, Inc. ("MLNK") Warrants			19	543	(524)	(1,656)	$(3,632)
Equity method investments:
Carried at fair value:
ModusLink Global Solutions, Inc.	32.9%	31.5%	26,547	40,862	(13,575)	(16,743)	(22,940)
Aviat Networks, Inc. ("Aviat")	12.7%	12.9%	9,269	6,175	3,094	(4,682)	—
Other	43.8%	43.8%	1,223	1,931	(708)	(232)	(79)
SL Industries, Inc.	100.0%	25.1%	—	31,716	8,078	(7,083)	11,838
JPS Industries, Inc.	100.0%	100.0%	—	—	—	5,831	14,277
API Technologies Corp. ("API Tech")	—%	20.6%	—	15,779	7,089	(8,576)	(3,436)
Other investments at fair value - related party (3)			—	—	—	361	891
Long-term investments carried at fair value			117,016	163,048
Carried at cost:
Other equity method investments carried at cost (4)			3,050	4,166	(239)	(3,446)	(3,039)
Total			$120,066	$167,214	$4,085	$(31,777)	$(18,557)

(1)
Represents available-for-sale securities at December 31, 2016 and 2015. Cost basis totaled $12,250 at December 31, 2016 and 2015 and gross unrealized gains totaled $63,358 and $53,792 at December 31, 2016 and 2015, respectively. The years ended December 31, 2015 and 2014 include income or loss from available-for-sale securities for which the fair value option was elected.

(2)
Cost basis totaled $3,480 at December 31, 2016 and gross unrealized gains totaled $870 at December 31, 2016. Changes in fair value are recorded in the Company's consolidated statements of operations as the Company elected the fair value option to account for this investment.

(3)	Represents income from the SPII liquidating trusts, which were all fully liquidated by December 31, 2015.

(4)
Represents Steel Excel's investment in iGo, Inc. ("iGo") of 45.0% and a 50% investment in API Optix s.r.o ("API Optix"), a joint venture investment held by API. Prior year amounts recorded in the Company's consolidated statements of operations also include equity method income or loss from WFH LLC (formerly CoSine).

Proceeds from sales of available for sale securities classified in long-term investments were $0, $33,582 and $2,394 for the years ended December 31, 2016, 2015 and 2014. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of Other income, net in the Company's consolidated statements of operations, were as follows:

	Year Ended December 31,
	2015	2014
Gross realized gains	$27,275	$98
Gross realized losses	(56)	(16)
Realized gains, net	$27,219	$82

Also, in 2015 Cosine received a special dividend of approximately $5,500 which is included in Other income, net in the Company's consolidated statements of operations for the year ended December 31, 2015. As a result, management determined there to be an other-than-temporary impairment in the stock price and recorded an impairment charge of approximately $5,500.

Equity Method Investments

The Company's investments in associated companies are accounted for under the equity method of accounting (see Note 2 - "Summary of Significant Accounting Policies" for additional information). Associated companies are included in either the Diversified Industrial, Energy or Corporate and Other segments. Certain associated companies have a fiscal year end that differs from December 31. Additional information for each of SPLP's investments in associated companies that have impacted the Company's consolidated statements of operations during 2016, 2015 or 2014 is as follows:

Equity Method, Carried At Fair Value:

•
MLNK provides supply chain and logistics services to companies in the consumer electronics, communications, computing, software, storage and retail industries. MLNK also issued the Company warrants to purchase an additional 2,000,000 shares at $5.00 per share, which expire in March 2018.

•
Aviat is a global provider of microwave networking solutions. Prior to being classified as an equity method investment in January 2015, the investment in Aviat was accounted for as an available-for-sale security, and upon the change in classification the Company recognized a loss of approximately $2,800 that had previously been included as a component of AOCI.

•	The Other investment represents the Company's investment in a Japanese real estate partnership.

•	SLI and JPS, which were previously classified as equity method investments, were acquired by HNH in 2016 and 2015, respectively (see Note 3 - "Acquisitions" for additional information).

•
API Tech is a designer and manufacturer of high performance systems, subsystems, modules, and components. Prior to being classified as an equity method investment in May 2014, the investment in API Tech was accounted for as an available-for-sale security, and upon the change in classification the Company recognized a loss of approximately $600 that had previously been included as a component of AOCI. In April 2016, API Tech consummated a merger pursuant to which holders of its common stock received $2.00 for each share held. Upon consummation of the merger, Steel Excel received $22,900 for its investment in API Tech, and the Company no longer has an investment in API Tech.

Equity Method, Carried at Cost:

•
Steel Excel had an investment in a sports business and has an investment in iGo, a provider of accessories for mobile devices. Steel Excel fully impaired its investment in the sports business in the third quarter of 2015, which resulted in a $2,500 impairment charge. Based on the closing market price of iGo's publicly-traded shares, the value of the investment in iGo was approximately $3,700 and $3,900 at December 31, 2016 and 2015, respectively.

•
API has a 50% joint venture in API Optix with IQ Structures s.r.o. API Optix provides development and origination services in the field of micro and nano-scale surface relief technology. The investment, based in Prague, Czech Republic, is being accounted for under the equity method as an associated company.

The below summary balance sheet and income statement amounts include results for associated companies for the periods in which they were accounted for as an associated company, or the nearest practicable twelve-month period corresponding to the Company's fiscal year.

	December 31,
	2016	2015
Summary of balance sheet amounts:
Current assets	$317,014	$540,446
Non-current assets	28,169	91,840
Total assets	$345,183	$632,286
Current liabilities	$200,966	$329,201
Non-current liabilities	67,483	98,730
Total liabilities	268,449	427,931
Equity	76,734	204,355
Total liabilities and equity	$345,183	$632,286

	Year Ended December 31,
	2016	2015	2014
Summary income statement amounts:
Revenue	$541,540	$780,040	$1,102,133
Gross profit	43,589	119,148	175,793
Loss from continuing operations	(48,801)	(20,471)	(170)
Net (loss) income after noncontrolling interests	(50,007)	(16,371)	7,952

Other Investments

Steel Excel's other investments at December 31, 2016 and 2015, also include an investment in a venture capital fund totaling $400 and preferred stock of an investee of $100, both of which are classified in Other non-current assets. In 2016, Steel Excel fully-impaired a promissory note and recognized an impairment charge of $3,000. Steel Excel previously held a $25,000 cost-method investment in a limited partnership that co-invested with other private investment funds in a public company. Upon liquidation, the Company recognized a gain on the non-monetary exchange of $9,300 based on the fair value of the shares received of $34,300. The shares of common stock of the public company investee received are reported with the Company's marketable securities and are classified as "available-for-sale" securities at December 31, 2016.

WebBank had $11,558 and $6,558 of held-to-maturity securities at December 31, 2016 and 2015. WebBank records these securities at amortized cost, and they are included in Other non-current assets on the Company's consolidated balance sheets. The dollar value of these securities with expected maturities from five years through ten years is $8,952 and after ten years in $1,317. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The securities are collateralized by unsecured consumer loans. These securities had an estimated fair value of $11,556 and $6,551 at December 31, 2016 and 2015, respectively.

10. DEPOSITS

A summary of WebBank deposits is as follows:

	December 31, 2016	December 31, 2015
Time deposits year of maturity:
2016	$—	$71,691
2017	105,155	46,182
2018	110,812	50,878
2019	57,848	—
Total time deposits	273,815	168,751
Money market deposits	91,790	83,421
Total deposits (a)	$365,605	$252,172
Current	$196,944	$155,112
Long-term	168,661	97,060
Total deposits	$365,605	$252,172

(a)
All time deposits accounts are under $250. The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of Deposits was $365,178 and $250,862 at December 31, 2016 and 2015, respectively.

11. LONG-TERM DEBT

Debt consists of the following:

	December 31, 2016	December 31, 2015
Short term debt:
API - foreign	$832	$527
HNH - foreign	553	742
Total short-term debt	1,385	1,269
Long-term debt:
SPLP revolving facility	58,651	75,140
HNH revolving facilities	267,224	90,613
Other debt - domestic	6,493	6,936
Foreign loan facilities	1,019	1,277
Steel Excel term loan, net of unamortized debt issuance costs	36,195	42,666
API term loans	11,142	2,664
API revolving facilities	12,330	18,793
Subtotal	393,054	238,089
Less portion due within one year	62,928	2,176
Long-term debt	330,126	235,913
Total debt	$394,439	$239,358

Long-term debt as of December 31, 2016 matures in each of the next five years as follows:

	Total	Less: Unamortized debt issuance costs	2017	2018	2019	2020	2021	Thereafter
Long-term debt	$393,054	$(144)	$62,928	$50,613	$269,063	$5,101	$1,241	$4,252

SPLP Revolving Credit Facility

The Company's amended credit facility with PNC Bank, National Association ("PNC Credit Facility") provides for a revolving credit facility with borrowing availability of up to $105,000. Amounts outstanding under the PNC Credit Facility bear interest at SPLP's option at either LIBOR or the Base Rate, as defined, plus an applicable margin under the loan agreement (1.63% and 0.63%, respectively, for LIBOR and Base Rate borrowings as of December 31, 2016) and requires a commitment fee to be paid on unused borrowings. The borrowings are collateralized by first priority security interests in certain of the Company's deposit accounts and investments, including investments in majority-owned, consolidated subsidiaries. The pledged collateral as of December 31, 2016 totaled approximately $390,000. The average interest rate on the PNC Credit Facility was 2.60% as of December 31, 2016. The PNC Credit Facility also contains customary affirmative and negative covenants, including a minimum cash balance covenant and customary events of default. Any amounts outstanding under the PNC Credit Facility are due and payable in full on October 23, 2017, and accordingly, the total amount outstanding is classified in Current portion of long-term debt on the Company's consolidated balance sheet as of December 31, 2016. The PNC Credit Facility also includes provisions for the issuance of letters of credit of up to $10,000, with any such issuances reducing total borrowing availability. The Company has an outstanding letter of credit of approximately $892 at December 31, 2016. The Company's availability under the PNC Credit Facility was approximately $34,000 as of December 31, 2016.

In April 2014, the Company borrowed $47,500 under the PNC Credit Facility in connection with a tender offer for its common units (see Note 14 - "Capital and Accumulated Other Comprehensive Loss") and in the first quarter of 2015, the Company borrowed an additional $37,000 to fund CoSine's tender offer for API (see Note 3 - "Acquisitions" for additional information).

HNH Debt

Senior Credit Facility

On August 29, 2014, HNH entered into an amended and restated senior credit facility ("Senior Credit Facility") which provided for an up to $365,000 senior secured revolving credit facility, including a $20,000 sublimit for the issuance of letters of credit and a $20,000 sublimit for the issuance of swing loans. On January 22, 2015, HNH entered into an amendment to its Senior Credit Facility to, among other things, provide for the consent of the administrative agent and the lenders, subject to compliance with certain conditions, for the tender offer by HNH for the shares of JPS, including the use of up to $71,000 under the Senior Credit Facility to purchase such shares, and certain transactions related thereto. In addition, two of HNH's acquisition subsidiaries in the JPS transaction became guarantors under the Senior Credit Facility pursuant to the amendment. See further discussion regarding the JPS transaction in Note 3 - "Acquisitions." On March 23, 2016, HNH entered into an amendment to its Senior Credit Facility to increase the size of the credit facility by $35,000 to an aggregate amount of $400,000. On December 21, 2016, HNH entered into an additional amendment to its Senior Credit Facility to, among other things, allow Lucas Milhaupt, Inc., a wholly-owned subsidiary of HNH, to enter into a precious metal consignment arrangement with Bank of Nova Scotia, as consignor, and permit the loan parties under the Senior Credit Facility to enter into certain additional factoring arrangements on the same conditions upon which such arrangements are already permitted under the Senior Credit Facility. On February 24, 2017, HNH entered into an amendment to its Senior Credit Facility, which permits its primary operating subsidiaries to fund the minimum annual pension requirements of the WHX Pension Plan II.

Borrowings under the Senior Credit Facility bear interest at HNH's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in a the loan agreement (2.50% and 1.50%, respectively, for LIBOR and Base Rate borrowings at December 31, 2016), and the revolving facility provides for a commitment fee to be paid on unused borrowings. The weighted average interest rate on the revolving facility was 3.24% at December 31, 2016. At December 31, 2016, letters of credit totaling $6,700 had been issued under the Senior Credit Facility, including $3,200 of the letters of credit guaranteeing various insurance activities, and $3,500 for environmental and other matters. HNH's availability under the Senior Credit Facility was $70,100 as of December 31, 2016.

The Senior Credit Facility will expire, with remaining outstanding balances due and payable, on August 29, 2019. The

Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic wholly-owned subsidiaries and certain foreign wholly-owned subsidiaries of HNH, and obligations under the Senior Credit Facility are collateralized by first priority security interests in and liens upon all present and future assets of these subsidiaries, which approximated $681,938 at December 31, 2016. The Senior Credit Facility restricts these subsidiaries' ability to transfer cash or other assets, subject to certain exceptions, including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan") and the WHX Pension Plan II to HNH, the parent company. The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. HNH was in compliance with all debt covenants at December 31, 2016. The increase in the amount outstanding under the Senior Credit Facility during the year ended December 31, 2016 was principally attributable to the SLI and EME acquisitions discussed in Note 3 - "Acquisitions."

HNH's prior senior credit facility, as amended, consisted of a revolving credit facility in an aggregate principal amount not to exceed $110,000 and a senior term loan. On August 5, 2014, this agreement was further amended to, among other things, permit a new $40,000 term loan and permit certain HNH subsidiaries to make a distribution of up to $80,000 to HNH, the parent company. The revolving facility provided for a commitment fee to be paid on unused borrowings. Borrowings under the prior senior credit facility bore interest, at HNH's option, at a rate based on LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement. On August 29, 2014, all amounts outstanding under this agreement were repaid.

Interest Rate Swap Agreements

HNH entered into an interest rate swap agreement in February 2013 to reduce its exposure to interest rate fluctuations. Under the interest rate swap, HNH received one-month LIBOR in exchange for a fixed interest rate of 0.569% over the life of the agreement on an initial $56,400 notional amount of debt, with the notional amount decreasing by $1,100, $1,800 and $2,200 per quarter in 2013, 2014 and 2015, respectively. HNH entered into a second interest rate swap agreement in June 2013 also to reduce its exposure to interest rate fluctuations. Under the interest rate swap, HNH received one-month LIBOR in exchange for a fixed interest rate of 0.598% over the life of the agreement on an initial $5,000 notional amount of debt, with the notional amount decreasing by $100, $200 and $200 per quarter in 2013, 2014 and 2015, respectively. Both agreements expired in February 2016.

Master Lease Agreement

During the year ended December 31, 2016, HNH entered into a master lease agreement with TD Equipment Finance, Inc. ("TD Equipment"), which establishes the general terms and conditions for a $10,000 credit facility under which HNH may lease equipment and other property from TD Equipment pursuant to the terms of individual lease schedules. As of December 31, 2016, no leases had been entered into under the master lease agreement.

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

Other Debt

A subsidiary of HNH has two mortgage agreements, each collateralized by real property. On October 5, 2015, this subsidiary refinanced one of the outstanding mortgage notes, which had an original maturity in October 2015. Under the terms of the revised agreement, the subsidiary paid down $700 of the original outstanding principal balance. The remaining outstanding principal balance of $5,400 was refinanced and will be repaid in equal monthly installments totaling $400 per year over the next 5 years, with a final principal payment of $3,600 due at maturity of the loan in October 2020. The mortgage bears interest at LIBOR plus a margin of 2.00%, or 2.65% at December 31, 2016. The mortgage on the second facility was approximately $1,500 and $1,600 at December 31, 2016 and 2015, respectively. This mortgage bears interest at LIBOR plus a margin of 2.70%, or 3.46% at December 31, 2016, and matures in 2017.

Steel Excel Loans

Steel Excel's energy business has a credit agreement, as amended ("Amended Credit Agreement") with Wells Fargo Bank National Association, RBS Citizens, N.A., and Comerica Bank that provides for a borrowing capacity of $105,000 consisting of a $95,000 secured term loan (the "Term Loan") and up to $10,000 in revolving loans (the "Revolving Loans") subject to a borrowing base of 85% of the eligible trade receivables. The Company incurred fees totaling approximately $1,400 in connection with the Amended Credit Agreement that are being amortized over the life of the arrangement as a component of interest expense.

Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Excel's wholly-owned subsidiary, Steel Energy Ltd. ("Steel Energy") and its wholly-owned subsidiaries Sun Well Service, Inc. ("Sun Well"), Rogue Pressure Services, Ltd. ("Rogue"), and Black Hawk Energy Services Ltd. ("Black Hawk Ltd."), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue and Black Hawk Ltd. The carrying value as of December 31, 2016 of the assets pledged as collateral by Steel Energy and its subsidiaries under the Amended Credit Agreement was $127,343.

The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3,300 and a balloon payment due on the maturity date. Steel Excel only has an amount outstanding under the Term Loan at December 31, 2016. In December 2016 and 2015, Steel Excel made prepayments of $6,600 and $23,100, respectively, on the Term Loan, with the 2016 prepayment applied to the next two quarterly installments. For the years ended December 31, 2016 and 2015, Steel Excel recognized losses on extinguishment of $21 and $100, respectively, in connection with the prepayment from the write-off of unamortized debt issuance costs, which was reported as a component of Other income, net in the Company's consolidated statements of operations for the years ended December 31, 2016 and 2015, respectively. Borrowings under the Amended Credit Agreement bear interest at annual rates of either (i) the Base Rate plus an applicable margin of 1.50% to 2.25% or (ii) LIBOR plus an applicable margin of 2.50% to 3.25%. The "Base Rate" is the greatest of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5% and (iii) the one-month LIBOR plus 1.00%. The applicable margin for both Base Rate and LIBOR is determined based on the leverage ratio calculated in accordance with the Amended Credit Agreement. LIBOR-based borrowings are available for interest periods of one, three, or six months. In addition, Steel Excel is required to pay commitment fees of between 0.38% and 0.50% per annum on the daily unused amount of the Revolving Loans. The interest rate on the borrowings under the Amended Credit Agreement was 3.3% at December 31, 2016.

The Amended Credit Agreement contains certain financial covenants, including (i) a leverage ratio not to exceed 2.75:1 for quarterly periods through June 30, 2017, and 2.50:1 thereafter and (ii) a fixed charge coverage ratio of 1.15:1 for quarterly periods through December 31, 2016, and 1.25:1 thereafter. Steel Excel was in compliance with all financial covenants as of December 31, 2016.

The Amended Credit Agreement also contains representations, warranties and covenants, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with law, (iv) maintenance of properties and (v) payment of restricted payments. The repayment of the Term Loan can be accelerated upon (i) a change in control, which would include Steel Energy owning less than 100% of the equity of Sun Well, Rogue, or Black Hawk Ltd. or SPLP owning, directly or indirectly, less than 35% of Steel Excel's energy business or (ii) other events of default, including payment failure, false representations, covenant breaches and bankruptcy.

API Long-Term Debt Facilities

Term Loans

In the third quarter of 2016, API entered into a term loan in the U.S. totaling approximately $9,000 to partially fund its acquisition of Hazen (see Note 3 - "Acquisitions"). This term loan bears interest at LIBOR plus 3.00% and had an interest rate of 3.74% at December 31, 2016. In addition, API has certain term loans for equipment of approximately $1,200 and $1,000 at December 31, 2016. These loans had interest rates of 3.62% and 4.26% at December 31, 2016, respectively, and are secured over the related equipment.

Revolving Facilities

API, in the UK, has a multi-currency revolving agreement of £13,500 (approximately $16,500) that expires on December 31, 2017 ("UK Facility"). At December 31, 2016, approximately $10,800 was outstanding under the UK Facility. Borrowings under the UK Facility bear interest at LIBOR plus a margin of between 1.50% and 2.40%, and the interest rate was approximately 1.48% at December 31, 2016. These borrowings are secured by certain UK assets which totaled approximately $43,500 at December 31, 2016 and include certain debt covenants including leverage and interest cover. API was in compliance with all covenants at December 31, 2016.

API also has a revolving facility in the U.S. that expires in June 2018 ("U.S. Facility"), with availability of up to approximately $4,500 as of December 31, 2016. At December 31, 2016, $1,500 was outstanding under the U.S. Facility at an interest rate of 3.67%. Borrowings under the U.S. Facility bear interest at LIBOR plus 3.00%. The U.S. Facility is secured by certain inventories and receivables which totaled approximately $28,000 at December 31, 2016. API received a temporary waiver after failing to meet one of the debt covenants under this facility as of December 31, 2016. The facility was amended in February 2017 to modify certain covenants and provisions that will be in place until June 30, 2018.

12. FINANCIAL INSTRUMENTS

At December 31, 2016 and 2015 financial instrument liabilities and related restricted cash consisted of $12,640 and $21,639, respectively, of short sales of corporate securities. Activity is summarized below for financial instrument liabilities and related restricted cash:

	Year Ended December 31,
	2016	2015
Balance, beginning of period	$21,639	$21,311
Settlement of short sales of corporate securities	(9,229)	(639)
Short sales of corporate securities	170	490
Net investment losses	60	477
Balance of financial instrument liabilities and related restricted cash, end of period	$12,640	$21,639

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

Foreign Currency Forward Contracts

Financial instrument activity in 2014 includes activity for amounts that were payable in foreign currencies which were subject to the risk of exchange rate changes. The liabilities were accounted for at fair value on the balance sheet date with changes in fair value reported in the Company's consolidated statements of operations included in Other income, net. These liabilities were not designated as hedging instruments and were settled in the fourth quarter of 2014.

API enters into foreign currency forward contracts to hedge its receivables and payables denominated in other currencies. In addition, API enters into foreign currency forward contracts to hedge the value of its future sales denominated in Euros and the value of its future purchases denominated in USD. These hedges have settlement dates ranging through December 2017. The forward contracts that are used to hedge the risk of foreign exchange movement on its receivables and payables are accounted for as fair value hedges. At December 31, 2016 there was a contract in place to buy Sterling and sell Euros in the amount of €9,000. The forward contracts that are used to hedge the value of API's future sales and purchases are accounted for as cash flow hedges. At December 31, 2016, there were contracts in place to hedge the value of future sales denominated in Euros in the amount of €13,575 and the value of future purchases denominated in USD in the amount of $1,500. For additional information on the Company's accounting policy related to foreign forward currency contracts, see Note 2 - "Summary of Significant Accounting Policies."

WebBank - Derivative Financial Instruments

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheet at December 31, 2016 and are classified within Level 3 in the fair value hierarchy (see Note 17 - "Fair Value Measurements"). At December 31, 2016, derivatives outstanding mature within 3 to 5 years. Gains and losses resulting from changes in fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Precious Metal and Commodity Inventories

As of December 31, 2016, HNH had the following outstanding forward contracts with settlement dates ranging through January 2017. There were no futures contracts outstanding at December 31, 2016.

Commodity	Amount	Notional Value
Silver	607,684 ounces	$9,700
Gold	400 ounces	$500
Copper	275,000 pounds	$600
Tin	40 metric tons	$800

Of the total forward contracts outstanding, 452,684 ounces of silver and substantially all the copper contracts are designated and accounted for as fair value hedges and are associated primarily with HNH's precious metal inventory carried at fair value. The remaining outstanding forward contracts for silver, and all the contracts for gold and tin, are accounted for as economic hedges. For additional information on the Company's accounting policy related to these fair value hedges, see Note 2 - "Summary of Significant Accounting Policies."

The forward contracts were made with a counterparty rated A+ by Standard & Poors. Accordingly, HNH has determined that there is minimal credit risk of default. HNH estimates the fair value of its derivative contracts through the use of market quotes or with the assistance of brokers when market information is not available. HNH maintains collateral on account with the third-party broker. Such collateral consists of both cash that varies in amount depending on the value of open contracts, as well as ounces of precious metal held on account by the broker.

Debt Agreements

As discussed in Note 11 - "Long-Term Debt," HNH entered into two interest rate swap agreements to reduce its exposure to interest rate fluctuations. For additional information on the Company's accounting policy related to these interest rate swaps, see Note 2 - "Summary of Significant Accounting Policies."

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets and the effect of derivative instruments in the Company's consolidated statements of operations is shown in the tables below:

		December 31,
Derivative	Balance Sheet Location	2016	2015
Commodity contracts (a), (b)	Accrued Liabilities/Prepaid and other current assets	$(111)	$197
Commodity contracts (c)	Prepaid and other current assets	3	18
Interest rate swap agreements (c)	Other non-current liabilities	—	(30)
Foreign exchange forward contracts (a), (d)	(Accrued liabilities)/Prepaid expenses and other current assets	(872)	325
Foreign exchange forward contracts (a), b)	Accrued liabilities	(76)	(30)
Economic interest in loans (c)	Other non-current assets	6,162	—
Total derivatives		$5,106	$480

		Year Ended December 31,
		2016	2015	2014
Derivative	Statements of Operations Location	Gain (Loss)	Gain (Loss)	Gain (Loss)
Commodity contracts (a), (b)	Cost of goods sold	$(1,520)	$1,467	$2,655
Commodity contracts (c)	Cost of goods sold	(257)	246	131
Commodity contracts (c)	Realized and unrealized gain on derivatives	148	588	1,307
Interest rate swap agreements (c)	Interest expense	—	(77)	(156)
Foreign exchange forward contracts (a), (d)	Revenue/Cost of goods sold	(1,404)	2,063	—
Foreign exchange forward contracts (a), b)	Other income, net	(700)	21	—
Economic interest in loans (c)	Revenue	7,148	—	—
Total derivatives		$3,415	$4,308	$3,937
(a)    Designated as hedging instruments.
(b)    Fair value hedge.
(c)    Economic hedge.
(d)    Cash flow hedge.

Financial Instruments with Off-Balance Sheet Risk

WebBank is a party to financial instruments with off-balance sheet risk. In the normal course of business, these financial instruments include commitments to extend credit in the form of loans as part of WebBank's lending arrangements. Those instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of those instruments reflect the extent of involvement WebBank has in particular classes of financial instruments.

At December 31, 2016 and 2015, WebBank's undisbursed loan commitments totaled $184,784 and $80,667, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without the credit being extended, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each prospective borrower's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by WebBank upon extension of credit, is based on management's credit evaluation of the borrower and WebBank's counterparty.

WebBank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. WebBank uses the same credit policy in making commitments and conditional obligations as it does for on-balance sheet instruments.

WebBank estimates an allowance for potential losses on off-balance sheet contingent credit exposures related to the guaranteed amount of its Small Business Administration ("SBA") and United States Department of Agriculture ("USDA") loans and whether or not the SBA/USDA honors the guarantee. WebBank determines the allowance for these contingent credit exposures based on historical experience and portfolio analysis. The allowance is included in Other non-current liabilities on the Company's consolidated balance sheets, with any related increases or decreases in the reserve included in SG&A in the Company's consolidated statements of operations. The allowance was $188 at both December 31, 2016 and 2015.

13. PENSION AND OTHER POST-RETIREMENT BENEFITS

HNH maintains several qualified and non-qualified pension plans and other post-retirement benefit plans. API maintains a pension plan in the United Kingdom ("API Plan") and a pension plan in the U.S. which is not significant. HNH's and API's significant pension, health care benefit and defined contribution plans are discussed below. The Company's other pension and post-retirement benefit plans are not significant individually or in the aggregate.

Qualified Pension Plans - HNH

HNH sponsors a defined benefit pension plan, the WHX Pension Plan, covering many of H&H's employees and certain employees of H&H's former subsidiary, Wheeling-Pittsburgh Corporation ("WPC"). The WHX Pension Plan was established in May 1998 as a result of the merger of the former H&H plans, which covered substantially all H&H employees, and the WPC plan. The WPC plan, covering most United Steel Workers of America-represented employees of WPC, was created pursuant to a collective bargaining agreement ratified on August 12, 1997. Prior to that date, benefits were provided through a defined contribution plan, the Wheeling-Pittsburgh Steel Corporation Retirement Security Plan ("RSP Plan"). The assets of the RSP Plan were merged into the WPC plan as of December 1, 1997. Under the terms of the WHX Pension Plan, the benefit formula and provisions for the WPC and H&H participants continued as they were designed under each of the respective plans prior to the merger.

The qualified pension benefits under the WHX Pension Plan were frozen as of December 31, 2005 and April 30, 2006 for hourly and salaried non-bargaining participants, respectively, with the exception of a single operating unit. In 2011, the benefits were frozen for the remainder of the participants. WPC employees ceased to be active participants in the WHX Pension Plan effective July 31, 2003, and as a result, such employees no longer accrue benefits under the WHX Pension Plan.

JPS sponsors a defined benefit pension plan ("JPS Pension Plan"), which was assumed in connection with HNH's JPS acquisition. Under the JPS Pension Plan, substantially all JPS employees who were employed prior to April 1, 2005 have benefits. The JPS Pension Plan was frozen effective December 31, 2005. Employees no longer earned additional benefits after that date. Benefits earned prior to December 31, 2005 will be paid out to eligible participants following retirement. The JPS Pension Plan was "unfrozen" for employees who were active employees on or after June 1, 2012. This new benefit, calculated based on years of service and a capped average salary, will be added to the amount of any pre-2005 benefit. The JPS Pension Plan was again frozen for all future accruals effective December 31, 2015, although unvested participants may still vest in accrued but unvested benefits.

     Bairnco, LLC ("Bairnco"), a subsidiary of HNH, had several pension plans, which covered substantially all its employees. In 2006, Bairnco froze the Bairnco Corporation Retirement Plan and initiated employer contributions to its 401(k) plan. On June 2, 2008, 2 Bairnco plans (Salaried and Kasco) were merged into the WHX Pension Plan.

Some of the Company's foreign subsidiaries provide retirement benefits for their employees through defined contribution plans or otherwise provide retirement benefits for employees consistent with local practices. The foreign plans are not significant in the aggregate and, therefore, are not included in the following disclosures.

Pension benefits under the WHX Pension Plan are based on years of service and the amount of compensation earned during the participants' employment. However, as noted above, the qualified pension benefits have been frozen for all participants.

Pension benefits for the WPC bargained participants include both defined benefit and defined contribution features, since the plan includes the account balances from the RSP Plan. The gross benefit, before offsets, is calculated based on years of service and the benefit multiplier under the plan. The net defined benefit pension plan benefit is the gross amount offset for the benefits payable from the RSP Plan and benefits payable by the Pension Benefit Guaranty Corporation from previously terminated plans. Individual employee accounts established under the RSP Plan are maintained until retirement. Upon retirement, participants who are eligible for the WHX Pension Plan and maintain RSP Plan account balances will normally receive benefits from the WHX Pension Plan. When these participants become eligible for benefits under the WHX Pension Plan, their vested balances in the RSP Plan become assets of the WHX Pension Plan. Although these RSP Plan assets cannot be used to fund any of the net benefit that is the basis for determining the defined benefit plan's net benefit obligation at the end of the year, HNH has included the amount of the RSP Plan accounts of $13,100 and $13,300 on a gross-basis as both assets and liabilities of the plan as of December 31, 2016 and 2015, respectively.

On December 30, 2016, the WHX Pension Plan was split into two plans by spinning off certain plan participants with smaller benefit obligations (which in the aggregate were equal to approximately 3.0% of the assets of the WHX Pension Plan), and assets equal thereto, to a new separate plan, the WHX Pension Plan II. The benefits of participants under the WHX Pension Plan II are equal to their accrued benefits under the benefit formula that was applicable to each participant under the WHX Pension Plan at the time of the plan spin-off. The total benefit liabilities of the two plans after the spin-off were equal to the benefit liabilities of the WHX Pension Plan immediately before the spin-off, and under the applicable spin-off rules, the WHX Pension Plan II is considered fully funded.

Certain current and retired employees of H&H are covered by post-retirement medical benefit plans, which provide benefits for medical expenses and prescription drugs. Contributions from a majority of the participants are required, and for those retirees and spouses, HNH's payments are capped.

Actuarial losses for the WHX Pension Plan are being amortized over the average future lifetime of the participants, which is expected to be approximately 20 years. HNH believes that use of the future lifetime of the participants is appropriate because the WHX Pension Plan is completely inactive.

API Plan

The API Plan is a defined benefit pension plan providing benefits based on final pensionable earnings, funded by the payment of contributions to a separately administered trust fund. Benefits under the API Plan were frozen and the plan was closed to new participants in December 2008.

The following table presents the components of pension expense and other post-retirement benefit (income) expense for the HNH and API benefit plans:

	Pension Benefits			Other Post-Retirement Benefits
	2016	2015	2014	2016	2015	2014
Service cost	$—	$54	$—	$—	$—	$—
Interest cost	23,438	24,870	20,518	35	46	49
Expected return on plan assets	(29,356)	(29,253)	(24,157)	—	—	—
Amortization of prior service cost	—	—	—	(103)	(103)	(103)
Amortization of actuarial loss	8,320	6,229	1,878	47	37	34
Settlement/Curtailment	14	—	—	—	—	—
Total	$2,416	$1,900	$(1,761)	$(21)	$(20)	$(20)

Actuarial assumptions used to develop the components of pension expense and other post-retirement benefit (income) expense were as follows:

	Pension Benefits			Other Post-Retirement Benefits
	2016	2015	2014	2016	2015	2014
Discount rates:
WHX Pension Plan	4.01%	3.70%	4.40%	N/A	N/A	N/A
JPS Pension Plan	3.93%	4.00%	N/A	N/A	N/A	N/A
API Pension Plan	3.80%	3.70%	N/A	N/A	N/A	N/A
Other post-retirement benefit plans	N/A	N/A	N/A	3.89%	3.55%	4.10%
HNH expected return on assets	7.00%	7.00%	7.00%	N/A	N/A	N/A
API expected return on assets	4.84%	4.61%	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Health care cost trend rate - initial	N/A	N/A	N/A	6.50%	6.75%	7.00%
Health care cost trend rate - ultimate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate reached	N/A	N/A	N/A	2022	2022	2022

HNH's pension expense in 2016 was favorably impacted by a change in the manner by which the interest cost component of net periodic pension expense was determined; specifically, by utilizing the "spot rate approach," which provides a more precise measurement of interest cost. The impact of this change was to reduce annual pension expense in 2016 by approximately $4,800.

The measurement date for plan obligations is December 31. The discount rate is the rate at which the plans' obligations could be effectively settled and is based on high quality bond yields as of the measurement date.

Summarized below is a reconciliation of the funded status for HNH's and API's qualified defined benefit pension plans and other post-retirement benefit plan:

	HNH Plans		API Plan
	Pension Benefits		Pension Benefits		Other Post-Retirement Benefits
	2016	2015	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at January 1	$613,394	$531,824	$139,039	$—	$1,213	$1,356
JPS and API pension plan acquisitions	—	117,688	—	142,164	—	—
Service cost	—	54	—	—	—	—
Interest cost	18,507	21,286	4,763	3,444	35	46
Actuarial loss (gain)	7,970	(19,814)	26,058	(3,175)	(3)	159
Participant contributions	—	—	—	—	2	1
Benefits paid	(42,466)	(37,644)	(6,812)	(3,394)	(95)	(349)
Impact of foreign exchange rate	—	—	(26,484)	—	—	—
Benefit obligation at December 31	$597,405	$613,394	$136,564	$139,039	$1,152	$1,213
Change in plan assets:
Fair value of plan assets at January 1	$347,921	$323,493	$129,235	$—	$—	$—
JPS and API pension plan acquisitions	—	87,321	—	131,973	—	—
Actual returns on plan assets	9,903	(43,273)	18,540	(34)	—	—
Participant contributions	—	—	—	—	2	1
Benefits paid	(42,466)	(37,644)	(6,797)	(3,394)	(95)	(349)
Company contributions	16,514	18,024	959	690	93	348
Impact of foreign exchange rate	—	—	(23,610)	—	—	—
Fair value of plan assets at December 31	331,872	347,921	118,327	129,235	—	—
Funded status	$(265,533)	$(265,473)	$(18,237)	$(9,804)	$(1,152)	$(1,213)
Accumulated benefit obligation ("ABO") for qualified defined benefit pension plans:
ABO at January 1	$613,394	$531,824	$139,039	$—	$1,213	$1,356
ABO at December 31	$597,405	$613,394	$136,564	$139,039	$1,152	$1,213
Amounts recognized on the consolidated balance sheets:
Current liability	$—	$—	$—	$—	$(107)	$(119)
Non-current liability	(265,533)	(265,473)	(18,237)	(9,804)	(1,045)	(1,094)
Total	$(265,533)	$(265,473)	$(18,237)	$(9,804)	$(1,152)	$(1,213)

The weighted average assumptions used in the valuations at December 31 were as follows:

	Pension Benefits		Other Post-Retirement Benefits
	2016	2015	2016	2015
Discount rates:
WHX Pension Plan	3.84%	4.01%	N/A	N/A
WHX Pension Plan II	3.64%	N/A	N/A	N/A
JPS Pension Plan	3.81%	3.93%	N/A	N/A
API Pension Plan	2.65%	3.80%	N/A	N/A
Other post-retirement benefit plans	N/A	N/A	3.74%	3.89%
Health care cost trend rate - initial	N/A	N/A	6.25%	6.50%
Health care cost trend rate - ultimate	N/A	N/A	5.00%	5.00%
Year ultimate reached	N/A	N/A	2022	2022

The effect of a 1% increase (decrease) in health care cost trend rates on benefit expense and on other post-retirement benefit obligations is not significant.

Pretax amounts included in Accumulated other comprehensive loss at December 31, 2016 and 2015 were as follows:

	HNH Plans		API Plan
	Pension Benefits		Pension Benefits		Other Post-Retirement Benefits
	2016	2015	2016	2015	2016	2015
Prior service credit	$—	$—	$—	$—	$(1,196)	$(1,299)
Net actuarial loss	239,493	226,296	12,514	903	770	820
Accumulated other comprehensive loss (income)	$239,493	$226,296	$12,514	$903	$(426)	$(479)

The pretax amount of actuarial losses and prior service credit included in Accumulated other comprehensive loss at December 31, 2016 that is expected to be recognized in net periodic benefit cost in 2017 is $9,150.

Other changes in plan assets and benefit obligations recognized in comprehensive (loss) income are as follows:

	HNH Plans			API Plan
	Pension Benefits			Pension Benefits		Other Post-Retirement Benefits
	2016	2015	2014	2016	2015	2016	2015	2014
Current year actuarial (loss) gain	$(21,517)	$(48,505)	$(90,106)	$(13,156)	$(903)	$3	$(159)	$(293)
Amortization of actuarial loss	8,320	6,229	1,878	—	—	47	37	34
Amortization of prior service credit	—	—	—	—	—	(103)	(103)	(103)
Total recognized in comprehensive (loss)	$(13,197)	$(42,276)	$(88,228)	$(13,156)	$(903)	$(53)	$(225)	$(362)

The actuarial losses in 2016 occurred principally because the investment returns on the assets of the WHX Pension Plan, JPS Pension Plan and API Plan were lower than actuarial assumptions.

Benefit obligations were in excess of plan assets for each of the pension plans and the other post-retirement benefit plan at both December 31, 2016 and 2015. Additional information for the plans with accumulated benefit obligations in excess of plan assets:

	HNH Plans		API Plan
	Pension Benefits		Pension Benefits		Other Post-Retirement Benefits
	2016	2015	2016	2015	2016	2015
Projected benefit obligation	$597,405	$613,394	$136,564	$139,039	$1,152	$1,213
Accumulated benefit obligation	$597,405	$613,394	$136,564	$139,039	$1,152	$1,213
Fair value of plan assets	$331,872	$347,921	$118,327	$129,235	$—	$—

In determining the expected long-term rate of return on plan assets, HNH evaluated input from various investment professionals. In addition, HNH considered its historical compound returns, as well as HNH's forward-looking expectations. HNH determines its actuarial assumptions for its pension and other post-retirement benefit plans on December 31 of each year to calculate liability information as of that date and pension and other post-retirement benefit expense or income for the following year. The discount rate assumption is derived from the rate of return on high-quality bonds as of December 31 of each year.

HNH's investment policy is to maximize the total rate of return with a view to long-term funding objectives of the pension plans to ensure that funds are available to meet benefit obligations when due. Pension plan assets are diversified to the extent necessary to minimize risk and to achieve an optimal balance between risk and return. There are no target allocations. The WHX Pension Plan's assets are diversified as to type of assets, investment strategies employed and number of investment managers used. Investments may include equities, fixed income, cash equivalents, convertible securities, and private investment funds. Derivatives may be used as part of the investment strategy. HNH may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with asset allocation guidelines established by HNH.

The fair value of pension investments is defined by reference to one of three categories (Level 1, Level 2 or Level 3) based on the reliability of inputs, as such terms are defined in Note 2 - "Summary of Significant Accounting Policies." HNH's pension plans assets at December 31, 2016 and 2015, by asset category, are as follows:

Fair Value Measurements as of December 31, 2016:
	Assets at Fair Value as of December 31, 2016
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. mid-cap blend	$22,560	$—	$—	$22,560
U.S. large-cap	34,256	—	—	34,256
Convertible promissory notes	—	—	3,500	3,500
Stock warrants	—	—	875	875
Subtotal	$56,816	$—	$4,375	61,191
Pension assets measured at net asset value (1)
Hedge funds: (2)
Equity long/short				6,832
Event driven				47,771
Value driven				17,648
Funds of funds - long-term capital growth (3)				8,325
Common trust funds: (2)
Other				78
Insurance separate account (4)				14,391
Total pension assets measured at net asset value				95,045
Cash and cash equivalents				175,435
Net receivables				201
Total pension assets				$331,872

Fair Value Measurements as of December 31, 2015:
	Assets at Fair Value as of December 31, 2015
Asset Class	Level 1	Level 2	Level 3	Total
Fixed income security:
Credit contract	$—	$3,100	$—	$3,100
Subtotal	$—	$3,100	$—	3,100
Pension assets measured at net asset value (1)
Hedge funds: (2)
Equity long/short				2,706
Event driven				45,660
Funds of funds - international large cap growth (5)				4,531
Common trust funds: (2)
Large-cap equity				35,081
Mid-cap equity				9,040
Small-cap equity				5,158
International equity				4,664
Intermediate bond fund				6,492
Other				662
Insurance separate account (4)				15,013
Total pension assets measured at net asset value				129,007
Cash and cash equivalents				166,503
Net receivables				49,311
Total pension assets				$347,921

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(2)
Hedge funds and common trust funds are comprised of shares or units in commingled funds that may not be publicly traded. The underlying assets in these funds are primarily publicly traded equity securities and fixed income securities.

(3)
The limited partnership operates as a fund of funds. The underlying assets in this fund are generally expected to be illiquid. The limited partnership's investment strategy is to seek above-average rates of return and long-term capital growth by investing in a broad range of investments, including, but not limited to, global distressed corporate securities, activist equities, value equities, post-reorganizational equities, municipal bonds, high yield bonds, leveraged loans, unsecured debt, collateralized debt obligations, mortgage-backed securities, commercial mortgage-backed securities, direct lending and sovereign debt.

(4)
The JPS Pension Plan holds a deposit administration group annuity contract with an immediate participation guarantee from Transamerica Life Insurance Company ("TFLIC"). The TFLIC contract unconditionally guarantees benefits to certain salaried JPS Pension Plan participants earned through June 30, 1984 in the plan of a predecessor employer. The assets deposited under the contract are held in a separate custodial account ("TFLIC Assets"). If the TFLIC Assets decrease to the level of the trigger point (as defined in the contract), which represents the guaranteed benefit obligation representing the accumulated plan benefits as of June 30, 1984, TFLIC has the right to cause annuities to be purchased for the individuals covered by these contract agreements. Since the TFLIC Assets have remained in excess of the trigger point, no annuities have been purchased for the individuals covered by these contract arrangements.

(5)
Fund of funds consist of fund-of-fund LLC or commingled fund structures. The underlying assets in these funds are primarily publicly traded equity securities, fixed income securities and commodity-related securities. The LLCs are valued based on net asset values calculated by the fund and are not publicly available.

API's pension plans' assets at December 31, 2016 and 2015 by asset category, are as follows:

Fair Value Measurements as of December 31, 2016:
	Assets at Fair Value as of December 31, 2016
Asset Class	Level 1	Level 2	Level 3	Total
Equities	$55,889	$—	$—	$55,889
Bonds	—	12,805	—	12,805
Property	—	15,087	—	15,087
Liability-driven instrument (1)	—	27,016	—	27,016
Hedge funds (2)	—	7,460	—	7,460
Cash and cash equivalents	70	—	—	70
Total pension assets	$55,959	$62,368	$—	$118,327

Fair Value Measurements as of December 31, 2015:
	Assets at Fair Value as of December 31, 2015
Asset Class	Level 1	Level 2	Level 3	Total
Equities	$62,549	$—	$—	$62,549
Bonds	—	29,661	—	29,661
Index-linked government bonds	—	8,721	—	8,721
Property	—	12,795	—	12,795
Hedge funds (2)	—	15,035	—	15,035
Cash and cash equivalents	474	—	—	474
Total pension assets	$63,023	$66,212	$—	$129,235

(1)
Represents investments in pooled funds. This is a method of investing whereby a portfolio of assets is built with the objective of moving in-line with liabilities. The assets are typically derivative instruments based on government bonds or instruments called swaps which are exposed to the same liability sensitivities (interest rates and inflation) as the pension liabilities.

(2)
Hedge Funds are pooled investment vehicles that may invest in a wide-range of underlying asset classes, including but not limited to equities and various fixed-income securities as well as alternative investments. These funds have an objective to produce positive returns in all market conditions. Hedge Funds will typically make extensive use of derivatives and may employ leverage to achieve their objective.

There were no assets for which fair value was determined using significant unobservable inputs (Level 3) during 2015. During 2016 and 2014, changes in the HNH plans' Level 3 assets were as follows:

Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended December 31, 2016	Convertible Promissory Notes	Stock Warrants	Total
Beginning balance as of January 1, 2016	$—	$—	$—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Gains or losses included in changes in net assets	—	—	—
Purchases, issuances, sales and settlements		—
Purchases	3,500	875	4,375
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance as of December 31, 2016	$3,500	$875	$4,375

Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended December 31, 2014	Corporate Bonds and Loans
Beginning balance as of January 1, 2014	$500
Transfers into Level 3	—
Transfers out of Level 3	—
Gains or losses included in changes in net assets	73
Purchases, issuances, sales and settlements
Purchases	—
Issuances	—
Sales	(573)
Settlements	—
Ending balance as of December 31, 2014	$—

HNH's policy is to recognize transfers in and transfers out of Level 3 as of the date of the event or change in circumstances that caused the transfer.

     The following tables present the category, fair value, unfunded commitments, redemption frequency and redemption notice period for those assets whose fair value was estimated using the net asset value per share (or its equivalents), as well as plan assets which have redemption notice periods, as of December 31, 2016 and 2015:

Class Name	Description	Fair Value December 31, 2016	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds	Value driven hedge fund	$17,648	$—	(1)	6 months
Fund of funds	Long-term capital growth	$8,325	$27,022	(2)	95 days
Hedge funds	Equity long/short hedge funds	$6,832	$6,250	(3)	60 days
Hedge funds	Event driven hedge funds	$47,771	$—	Monthly	90 days
Common trust funds	Collective equity investment funds	$78	$—	Daily	0-2 days
Insurance separate account	Insurance separate account	$14,391	$—	(4)	(4)
Private equity	Asset-based lending-maritime	$—	$10,000	(5)	(5)
Private equity	Value driven private equity	$—	$12,500	(6)	(6)

(1)	5 year staggered lockup period. One-third of the investment on each of December 31, 2020, 2021 and 2022.

(2)
Each capital commitment is subject to a commitment period of three years during which capital may be drawn-down, subject to two one-year extensions. During the commitment period, no withdrawals are permitted. Once permitted, withdrawals of available liquidity in underlying investment vehicles is permitted quarterly. The fund-of-funds will not invest in any fund or investment vehicle that has an initial lock-up period of more than five years. Upon complete redemption, a holdback of up to 10% is withheld and paid after the fund's financial statement audit.

(3)	Redeemable annually subject to three year rolling, staggered lock up period. Upon complete redemption, a holdback of up to 10% is withheld and paid after the fund's financial statement audit.

(4)
Except for benefit payments to participants and beneficiaries and related expenses, withdrawals are restricted for substantially all of the assets in the account, as defined in the contract. However, a suspension or transfer can be requested with 30 days' notice. When funds are exhausted either by benefit payments, purchase of annuity contracts or transfer, the related contract terminates.

(5)
Entered into an agreement effective December 15, 2016 with a commitment of $10,000. Capital has not been called as of December 31, 2016. The agreement contains a commitment period of three years, subject to an extension of up to one additional year. Voluntary withdrawals are not permitted. Complete distributions will be made after eight years, subject to an extension of an additional two years.

(6)
Entered into an agreement effective September 8, 2016 with a commitment of $12,500. Capital has not been called as of December 31, 2016. Voluntary withdrawals are not permitted. Complete distributions will be made after ten years, subject to an extension of an additional one year.

In addition to those on the table above, HNH has an additional unfunded commitment at December 31, 2016 totaling $20,000 for a separately managed investment account which will have a U.S. mid/large-cap equity strategy.

Class Name	Description	Fair Value December 31, 2015	Redemption Frequency	Redemption Notice Period
Hedge funds	Event driven hedge funds	$45,660	Monthly	90 days
Fund of funds	International large cap growth	$4,531	(1)	(1)
Hedge funds	Equity long/short hedge funds	$2,706	(1)	(1)
Common trust funds	Collective equity investment funds	$61,097	Daily	0-2 days
Insurance separate account	Insurance separate account	$15,013	(2)	(2)

(1)	Request for redemption had been submitted as of December 31, 2015. Investment was redeemed in 2016.

(2)
Except for benefit payments to participants and beneficiaries and related expenses, withdrawals are restricted for substantially all of the assets in the account, as defined in the contract. However, a suspension or transfer can be requested with 30 days' notice. When funds are exhausted either by benefit payments, purchase of annuity contracts, or transfer, the related contract terminates.

Contributions

Employer contributions consist of funds paid from employer assets into a qualified pension trust account. HNH's funding policy is to contribute annually an amount that satisfies the minimum funding standards of the Employee Retirement Income Security Act. API's funding policy is to contribute monthly an amount that satisfies the API Plan's provisions to meet the level of assets needed to pay benefits in accordance with the statutory funding objectives required in the U.K.

HNH expects to have required minimum annual contributions for 2017, 2018, 2019, 2020, 2021, and for the five years thereafter of $34,200, $31,100, $39,900, $36,000, $32,700 and $80,600, respectively. API expects to have required minimum annual contributions of $858 for 2017, 2018, 2019 and 2020, $214 for 2021 and $0 for the five years thereafter. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

Benefit Payments

Estimated future benefit payments for the benefit plans over the next ten years are as follows:

	Pension Benefits		Other Post-Retirement
Years	HNH Plans	API Plan	Benefits
2017	$43,910	$4,876	$107
2018	43,472	5,134	105
2019	42,987	5,366	106
2020	42,372	5,599	89
2021	41,672	5,856	82
2022-2026	195,366	33,362	373

401(k) Plans

Beginning January 1, 2012, certain employees participate in a SPLP sponsored savings plan which qualifies under Section 401(k) of the Internal Revenue Code. SPLP presently makes a contribution to match 50% of the first 6% of the employee's contribution. The charge to expense for SPLP's matching contributions totaled $250, $283 and $243 for the years ended December 31, 2016, 2015 and 2014, respectively.
In addition, certain employees participate in a HNH sponsored savings plan which qualifies under Section 401(k) of the Internal Revenue Code. This savings plan allows eligible employees to contribute from 1% to 75% of their income on a pretax basis. HNH presently makes a contribution to match 50% of the first 6% of the employee's contribution. The charge to expense for HNH's matching contributions amounted to $2,200 in 2016, $1,900 in 2015 and $2,000 in 2014.

14. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of December 31, 2016 the Company had 26,152,976 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

On December 7, 2016, the Board of Directors of the general partner of the Company approved the repurchase of up to 2,000,000 of the Company's common units (the "Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. During 2016, the Company purchased 503,463 common units for an aggregate price of approximately $7,297.

Common Unit Issuances

Each year, the Company's non-management directors receive annual equity compensation in the form of restricted common units of the Company, valued at $75 on the date of grant. The restrictions vest over a 3 year period, with one-third of the units vesting on the anniversary date of the grants. Also, on December 8, 2016, the Company issued an inducement grant of 130,000 restricted common units of the Company to an employee, valued at approximately $1,900 on the date of the grant. Such units will vest in the amounts of 20,000 units in each of years one to three and 10,000 units in years four to ten. In 2015, SPLP issued units to WGL Capital Corp. (the "Investment Manager"), an affiliate of the Manager. The units issued were for the final settlement of the additional liability due to the Investment Manager of approximately $1,800.

Common Unit Dividend

On January 13, 2017, the Company paid dividends of approximately $3,923 to common unitholders of record as of January 3, 2017, excluding a consolidated affiliate. This amount is included in Accrued liabilities on the Company's consolidated balance sheet as of December 31, 2016. This special one-time cash dividend of $0.15 per common unit was declared on December 22, 2016. Any future determination to declare dividends on its common units will remain at the discretion of the Company's board of directors and will be dependent upon a number of factors, including the Company's results of operations, cash flows, financial position and capital requirements, among others.

Steel Excel Transaction

On December 23, 2016, the Company entered into an Amended Agreement and Plan of Merger with a subsidiary of the Company and Steel Excel to make a tender offer to purchase any and all of the outstanding shares of common stock of Steel Excel not already owned by the Company or any of its affiliates. In exchange for each share of Steel Excel common stock, the Company offered 0.712 of new 6.0% Series A preferred units, no par value (the "SPLP Preferred Units"). The offer commenced on January 9, 2017 and expired on February 6, 2017. As a result of the completion of the offer, the Company issued approximately 2,500,000 SPLP Preferred Units with a fair value and liquidation value of approximately $63,500 to Steel Excel shareholders and the Company now owns 100% of Steel Excel. In accordance with the accounting standard on consolidation, changes in a parent's ownership interest where the parent retains a controlling financial interest in its subsidiary are accounted for as equity transactions. The carrying amount of the noncontrolling interest in Steel Excel will be eliminated to reflect the change in SPLP's ownership interest in Steel Excel and the difference between the fair value of the consideration paid and the amount by which the noncontrolling interest is adjusted will been recognized in Partners' capital.

WFHC Ownership Change

In December 2015, the Company and its CoSine and WFHC subsidiaries entered into a series of transactions that impacted SPLP's ownership interest in both entities. Prior to these transactions SPLP owned 100% of WFHC and 80.6% of CoSine.

•	On December 17, 2015, WFHC issued a combination of common and preferred stock to SPLP in exchange for SPLP's existing common stock of WFHC.

•
On December 28, 2015, CoSine completed a reverse-forward stock split in which CoSine stockholders holding fewer than 80,000 shares had their shares canceled and converted into a right to receive a cash payment for all of their outstanding shares based on the effective date of the stock split. As a result of the reverse forward split, the noncontrolling interest ownership percentage decreased from 19.4% to 11.9% at that time.

•
On December 31, 2015, WFHC issued new common and preferred shares to all of the previous holders of CoSine common and preferred equity, including the noncontrolling interest holders. As a result, CoSine was merged with and into WFH LLC, which is 100% owned by WFHC, and SPLP's ownership interest in WFHC decreased from 100% to 90.7% at that time. In accordance with the accounting standard on consolidation, a change in a parent's ownership interest while the parent retains a controlling financial interest in its subsidiary is accounted for as an equity transaction. SPLP accounted for its decrease in ownership by recording a noncontrolling interest amount representing the carrying amount of the noncontrolling shareholders' ownership in the new consolidated equity of WFHC at December 31, 2015. The recording of the noncontrolling interest's carrying amount in the consolidated equity of WFHC was recorded as an equity transaction, resulting in a decrease in Partners' capital.

DGT Ownership Increase

On October 28, 2015, DGT shareholders approved an amendment to DGT's certificate of incorporation in order to complete a 1-for-100,000 reverse stock split of DGT's common stock. No fractional shares were issued and shareholders owning fewer than 100,000 shares of common stock had their shares canceled and converted into the right to receive $18.30, resulting in a payable to shareholders of approximately $8,500 at December 31, 2015. After the reverse stock split, SPLP owned 100% of DGT's common stock. In accordance with the accounting standard on consolidation, a change in a parent's ownership interest while the parent retains a controlling financial interest in its subsidiary is accounted for as an equity transaction. As a result, SPLP accounted for its increase in ownership by adjusting the carrying amount of its noncontrolling interest in DGT. The difference between the consideration paid to the noncontrolling interest holders by DGT and the amount by which the carrying value of the noncontrolling interest was adjusted has been recognized in Partners' capital.

Tender Offer for SPLP Units

On March 25, 2014, the Company commenced a modified "Dutch Auction" tender offer to purchase for cash up to $49,000 in value of its common units, no par value, at a price per unit of not less than $16.50 nor greater than $17.50 per unit. At the purchase price selected by SPLP of $16.50 per unit, SPLP purchased 2,969,696 common units. The Company funded the offer with $1,500 cash on hand and $47,500 of borrowings under its PNC Credit Facility (see Note 11 – "Long-Term Debt").

Accumulated Other Comprehensive Loss

Changes, net of tax, in Accumulated other comprehensive loss are as follows:

	Year Ended December 31, 2016
	Unrealized gain on available-for-sale securities	Unrealized loss on derivative financial instruments	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at beginning of period	$50,650	$(1,415)	$(9,596)	$(93,907)	$(54,268)
Other comprehensive income (loss), net of tax - before reclassifications (a)	11,917	(1,055)	(9,952)	(15,363)	(14,453)
Reclassification adjustments, net of tax (b)	(40)		—	—	(40)
Net other comprehensive income (loss) attributable to common unitholders (c)	11,877	(1,055)	(9,952)	(15,363)	(14,493)
Balance at end of period	$62,527	$(2,470)	$(19,548)	$(109,270)	$(68,761)

(a)	Net of tax benefit of approximately $2,300.

(b)	Net of tax benefit of approximately $1,600.

(c)
Does not include the net unrealized gain on available-for sale securities of $1,474, the unrealized loss on derivative financial instruments of $103, cumulative translation adjustment losses of $1,479 and losses from the change in net pension and other post-retirement benefit obligations of $3,450, which are attributable to noncontrolling interests.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP which are determined as of the last day of each fiscal year. If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company would record a negative incentive unit expense in the quarter when such over accrual is determined. The expense is recorded in SG&A in the Company's consolidated statements of operations. There was no incentive unit expense recorded in any of the three years ended December 31, 2016.

Subsidiary Purchases of the Company's Common Units

During the year ended December 31, 2015 and 2014, two subsidiaries of the Company purchased 983,175 and 473,054, respectively, of the Company's common units at a total cost of $17,323 and $7,921, respectively. The purchases of these units are reflected as treasury unit purchases in the Company's consolidated financial statements.

15. INCOME TAXES

Details of the Company's tax provision (benefit) are as follows:

	Year Ended December 31,
	2016	2015	2014
Income from continuing operations, before income taxes, equity method income (loss) and investments held at fair value:
Domestic	$19,778	$22,107	$25,137
Foreign	2,660	1,262	136
Total	$22,438	$23,369	$25,273

Income taxes:
Current:
Federal	$1,798	$20,220	$7,706
State	6,459	5,841	1,912
Foreign	3,148	995	1,360
Total income taxes, current	11,405	27,056	10,978
Deferred:
Federal	13,625	(105,928)	13,208
State	(598)	1,530	419
Foreign	(480)	(1,377)	(317)
Total income taxes, deferred	12,547	(105,775)	13,310
Income tax provision (benefit)	$23,952	$(78,719)	$24,288

The following is a reconciliation of the income tax provision (benefit) computed at the federal statutory rate to the provision for income taxes:

	Year Ended December 31,
	2016	2015	2014
Income from continuing operations, before income taxes, equity method income (loss) and investments held at fair value:	$22,438	$23,369	$25,273
Federal income tax provision at statutory rate	$7,853	$8,179	$8,846
Loss passed through to common unitholders (a)	2,122	7,177	5,842
	9,975	15,356	14,688
State income taxes, net of federal effect	4,128	4,277	3,189
Change in valuation allowance	(1,327)	(91,052)	(7,730)
Foreign tax rate differences	43	(235)	605
Uncertain tax positions	(465)	(440)	(116)
Permanent differences and other (b)	11,598	(6,625)	13,652
Income tax provision (benefit)	$23,952	$(78,719)	$24,288

(a)
Represents taxes at statutory rate on losses for which no tax benefit is recognizable by SPLP and certain of its subsidiaries which are taxed as pass-through entities. Such losses are allocable directly to SPLP's common unitholders and taxed when realized.

(b)
Amounts in 2016, 2015 and 2014 include the tax effect of the non-deductible portion of the goodwill impairments recorded in the fourth quarters of 2016, 2015 and 2014 (see Note 7 - "Goodwill and Other Intangible Assets, Net").

Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. The amounts shown on the following table represent the tax effect of temporary differences between the consolidated tax return basis of assets and liabilities and the corresponding basis for financial reporting, as well as tax credit and operating loss carryforwards.

	December 31,
	2016	2015
Deferred Tax Assets:
Operating loss carryforwards (a)	$187,880	$211,045
Postretirement and postemployment employee benefits	108,571	108,316
Tax credit carryforwards	46,517	50,207
Accrued costs	9,600	8,801
Investment impairments and unrealized losses	19,244	24,165
Inventories	4,109	299
Environmental costs	3,042	1,013
Impairment of long-lived assets	3,245	551
Capital loss	8,543	—
Other	11,995	11,532
Gross deferred tax assets	402,746	415,929

Deferred Tax Liabilities:
Intangible assets	(52,149)	(36,528)
Fixed assets	(39,898)	(39,362)
Unremitted foreign earnings	(181)	(256)
Other	(5,479)	(7,093)
Gross deferred tax liabilities	(97,707)	(83,239)
Valuation allowance (b)	(126,163)	(124,555)
Net deferred tax assets	$178,876	$208,135

Classified on the Company's consolidated balance sheets as follows:
Deferred tax assets	$182,605	$212,894
Deferred tax liabilities	3,729	4,759
	$178,876	$208,135

(a)	The ability for certain subsidiaries to utilize its net operating loss and other credit carryforwards would be subject to limitation upon changes in control.

(b)
Certain subsidiaries of the Company establish valuation allowances when they determine, based on their assessment, that it is more likely than not that certain deferred tax assets will not be fully realized. This assessment is based on, but not limited to, historical operating results, uncertainty in projections of taxable income, and other uncertainties that may be specific to a particular business.

During 2016, 2015 and 2014, the Company changed its judgment about the realizability of its deferred tax assets at certain subsidiaries. In accordance with U.S. GAAP, the effect of a change in the beginning-of-the-year balance of a valuation allowance that results from a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset in future years should be included in income from continuing operations in the period of the change. In 2016, 2015 and 2014, the Company recorded tax benefits in continuing operations of approximately $1,327, $111,881 and $7,730 associated with the reversal of its deferred tax valuation allowances at certain subsidiaries.

HNH

The Company's 2016 tax provision reflects the utilization of approximately $26,000 of U.S. federal NOLs. At December 31, 2016, HNH has U.S. federal NOLs of approximately $37,800 that expire between 2020 and 2031. Such amounts were acquired by HNH as a result of the JPS acquisition in 2015. The utilization of the JPS NOLs is subject to certain annual limitations under the ownership change rules of Section 382 of the Internal Revenue Code.

HNH provides for income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the U.S. As of December 31, 2016, $7,600 of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested. At existing applicable income tax rates, additional taxes of approximately $2,700 would need to be provided if such earnings were remitted.

Steel Excel

At December 31, 2016, Steel Excel had federal NOLs of approximately $158,000 that expire in 2022 through 2036, and domestic state NOLs of approximately $158,100 that will expire in 2017 through 2036. Steel Excel also has federal research and development credit carryforwards of approximately $30,300 that expire in 2018 through 2029, and domestic state research and development credit carryforwards of approximately $17,700 that do not expire. Federal income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have been fully provided. Steel Excel has a valuation allowance to reserve its net deferred tax assets at December 31, 2016 and 2015. Of the total federal NOLs, approximately $10,500 related to deductions for stock-based compensation, the tax benefit of which will be credited to additional paid-in capital when realized. Upon the adoption of the provisions of ASU No. 2016-09 on January 1, 2017 (see Note 2 - "Summary of Significant Accounting Policies"), a tax benefit of $4,600 associated with the NOLs to deductions for stock-based compensation was recognized as a deferred tax asset through a cumulative-effect adjustment to Partners' capital. Concurrent with the recognition of the deferred tax asset and in accordance with ASU No. 2016-09, a full valuation allowance for the deferred tax asset was recognized through a cumulative-effect adjustment to Partners' capital, resulting in no net impact to the Company's consolidated financial statements.

WFHC

As discussed in Note 14 - "Capital and Accumulated Other Comprehensive Loss" WFHC and Cosine entered into a series of transactions whereby CoSine was merged with and into WFH LLC, a newly formed wholly owned subsidiary of WFHC, which is disregarded for income tax purposes. This merger was a tax-free transaction which was completed and declared effective on December 31, 2015. WFHC is also the parent company of WebBank. The transaction was characterized as a reverse acquisition for federal income tax purposes. As a result, WFHC elected to file a consolidated federal income tax return, which included WebBank and the newly merged CoSine business (the "WFHC U.S. Consolidated Group"), with CoSine considered to be the parent of the consolidated federal group. Accordingly, the tax attributes acquired in the merger can be utilized against the taxable income of the affiliated group, generally without limitation.

At December 31, 2016, the WFHC U.S. Consolidated Group had federal NOLs of approximately of $291,845 that expire between 2021 and 2033, and state NOLs of approximately $77,622 that expire between 2021 and 2025, as well as federal and state tax credit carryforwards of $7,540. As noted above, for the year ended December 31, 2015, the Company recorded tax benefits in continuing operations of approximately $111,881 associated with the reversal of its deferred tax valuation allowances. Such amount was attributable against the deferred tax asset related to the aforementioned federal NOLs. During the first quarter of 2016, the Company revised its calculation of the expected benefit to be derived from the realizability of federal deferred tax assets of the WFHC U.S. Consolidated Group and recorded an additional tax benefit in continuing operations of approximately $4,182. However, the Company continues to maintain a full valuation allowance (approximately $11,415) against the deferred tax assets related to the state NOLs and tax credit carryforwards given its judgment about the realizability of the associated deferred tax assets.

API

As of December 31, 2016, API had approximately $4,320 of non-U.S. NOLs that do not expire. A valuation allowance to reserve the associated deferred tax assets from the NOLs exists at December 31, 2016. In addition, U.S. subsidiaries of API had approximately $7,759 of federal NOLs that are scheduled to expire between 2023 and 2033 and are subject to certain annual limitations under the change of ownership rules of Internal Revenue Section 382. API has a valuation allowance to reserve the entire amount of the deferred tax assets associated with the federal NOLs at December 31, 2016.

DGT
As of October 31, 2016, DGT had approximately $16,572 of federal NOLs that are scheduled to expire from 2020 to 2036. DGT also had various state NOLs of $28,295 that expire at various times between 2019 and 2036. DGT has a valuation allowance to reserve the entire amount of the deferred tax assets associated with its federal and state NOLs at December 31, 2016. As described in Note 1 - "Nature of the Business and Basis of Presentation," the Company's consolidated balance sheet as of and for the year ended December 31, 2016 includes DGT's activity as of and for its twelve months ended October 31, 2016.

Unrecognized Tax Benefits

U.S. GAAP provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The change in the amount of unrecognized tax benefits (related solely to HNH and Steel Excel) for 2016 and 2015 was as follows:

Balance at December 31, 2014	$20,350
Additions for tax positions related to current year	9,056
Additions due to interest accrued	85
Payments	(57)
Reductions due to lapsed statute of limitations	(362)
Balance at December 31, 2015	29,072
Additions for tax positions related to current year	175
Additions for tax positions acquired	1,114
Additions due to interest accrued	148
Payments	—
Reductions due to lapsed statute of limitations	(1,115)
Balance at December 31, 2016	$29,394

The Company recognizes interest and penalties related to uncertain tax positions in its income tax expense.

HNH Unrecognized Tax Benefits

At December 31, 2016 and 2015, HNH had approximately $2,581 and $1,786, respectively, of unrecognized tax benefits recorded, all of which, net of federal benefit for state taxes, would affect the Company's effective tax rate if recognized. Of this amount, HNH has offset approximately $300 and $0 against certain related deferred tax assets in the same jurisdiction as of December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, approximately $300 and $100 of interest related to uncertain tax positions was accrued. No penalties were accrued. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by as much as $600 during the next year as a result of the lapse of the applicable statutes of limitations in certain taxing jurisdictions.

HNH is generally no longer subject to federal, state or local income tax examinations by tax authorities for any year prior to 2013, except as noted below. However, NOLs generated in prior years are subject to examination and potential adjustment by the Internal Revenue Service ("IRS") upon their utilization in future years' tax returns. HNH is not currently under examination by the IRS, but has received a notice of examination for tax year 2014, which has not commenced. HNH is currently under examination by the State of New York for 2012 to 2013, which is on-going. HNH has not been notified of any material adjustments to be made as a result of this examination. HNH underwent an examination by the State of New York for 2009 to 2011, which resulted in an assessment of $100 paid in January 2016.

Steel Excel Unrecognized Tax Benefits

Steel Excel's total gross unrecognized tax benefits were approximately $26,800 and $27,300 at December 31, 2016 and 2015, respectively, of which $200, if recognized, would affect the provision for income taxes. In 2016, Steel Excel reversed approximately $500 of reserves for foreign taxes upon the expiration of the statute of limitations. Steel Excel recognizes interest and penalties related to uncertain tax positions in its income tax provision in its consolidated financial statements. For the years ended December 31, 2016, 2015 and 2014, the amount of such interest and penalties recognized was immaterial.

Steel Excel is subject to U.S. federal income tax as well as income taxes in many domestic states and foreign jurisdictions in which they operate or formerly operated in. As of December 31, 2016, fiscal years 1999 onward remain open to examination by the U.S. taxing authorities. The Company is currently under income tax examination by the State of New York for the tax years ended December 31, 2013 and 2014. In 2014, tax examinations were completed for fiscal years 2009 through 2013 in Singapore, resulting in a refund to the Company of $1,700. The Company is not currently under tax examination in any foreign jurisdictions.

Other Subsidiaries

SPLP's other subsidiaries file federal tax returns and as applicable state, local and foreign tax returns in various jurisdictions. Federal tax returns for all other consolidated subsidiaries remain open and subject to examination by the IRS for all tax years after 2012. In addition, NOLs generated in prior years are subject to examination and potential adjustment by the IRS upon their utilization in future years' tax returns. State income tax returns for most jurisdictions remain open generally for all tax years after 2012.

16. NET INCOME (LOSS) PER COMMON UNIT

The following data was used in computing net income (loss) per common unit shown in the Company's consolidated statements of operations:

	Year Ended December 31,
	2016	2015	2014
Net income (loss) from continuing operations	$2,571	$70,311	$(17,572)
Net loss from continuing operations attributable to noncontrolling interests in consolidated entities	4,059	10,875	3,882
Net income (loss) from continuing operations attributable to common unitholders	6,630	81,186	(13,690)
Net income from discontinued operations	—	86,257	10,304
Net income from discontinued operations attributable to noncontrolling interests in consolidated entities	—	(30,708)	(4,169)
Net income from discontinued operations attributable to common unitholders	—	55,549	6,135
Net income (loss) attributable to common unitholders	$6,630	$136,735	$(7,555)
Net income (loss) per common unit - basic:
Net income (loss) from continuing operations	$0.25	$2.97	$(0.48)
Net income from discontinued operations	—	2.03	0.21
Net income (loss) attributable to common unitholders	$0.25	$5.00	$(0.27)
Net income (loss) per common unit – diluted:
Net income (loss) from continuing operations	$0.25	$2.96	$(0.48)
Net income from discontinued operations	—	2.02	0.21
Net income (loss) attributable to common unitholders	$0.25	$4.98	$(0.27)
Weighted-average common units outstanding - basic	26,353,714	27,317,974	28,710,220
Incentive units	—	112,127	—
Unvested restricted units	132,495	12,207	—
Denominator for net income per common unit - diluted (a)	26,486,209	27,442,308	28,710,220

(a)
For the year ended December 31, 2014, the diluted (loss) income per unit calculation was based on the basic weighted-average units only since the impact of 32,566 common units in 2014, assuming a common unit settlement of the deferred fee liability and 13,728 of unvested restricted stock units would have been anti-dilutive.

17. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of December 31, 2016 and 2015 are summarized by type of inputs applicable to the fair value measurements as follows:

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$25,498	$3,994	$24,158	$53,650
Long-term investments (a)	111,424	4,350	1,242	117,016
Investments in certain funds	—	—	469	469
Precious metal and commodity inventories recorded at fair value	10,143	—	—	10,143
Economic interests in loans	—	—	6,162	6,162
Foreign currency forward exchange contracts	—	92	—	92
Total	$147,065	$8,436	$32,031	$187,532

Liabilities:
Financial instrument obligations	$12,640	$—	$—	$12,640
Commodity contracts on precious metal and commodity inventories	—	108	—	108
Foreign currency forward exchange contracts	—	1,040		1,040
Total	$12,640	$1,148	$—	$13,788

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$47,274	$6,143	$27,425	$80,842
Long-term investments (a)	160,574	—	2,474	163,048
Investments in certain funds	—	—	555	555
Precious metal and commodity inventories recorded at fair value	10,380	—	—	10,380
Commodity contracts on precious metals and commodity inventories	—	215	—	215
Foreign currency forward exchange contracts	—	325	—	325
Total	$218,228	$6,683	$30,454	$255,365

Liabilities:
Financial instrument obligations	$21,639	$—	$—	$21,639
Interest rate swap agreements	—	30	—	30
Foreign currency forward exchange contracts	—	30	—	30
Total	$21,639	$60	$—	$21,699

(a)	For additional detail of the marketable securities and long-term investments see Note 9 - "Investments."

There were no transfers of securities among the various measurement input levels during the year ended December 31, 2016.

The fair value of the Company's financial instruments, such as cash and cash equivalents, trade and other receivables and accounts payable, approximate carrying value due to the short-term maturities of these assets and liabilities. Carrying cost approximates fair value for long-term debt which has variable interest rates.

The precious metal and commodity inventories associated with HNH's fair value hedges (see Note 12 - "Financial Instruments") are reported at fair value. Fair values of these inventories are based on quoted market prices on commodity exchanges and are considered Level 1 measurements. The derivative instruments that HNH purchases in connection with its precious metal and commodity inventories, specifically commodity futures and forward contracts, are also valued at fair value. The futures contracts are Level 1 measurements since they are traded on a commodity exchange. The forward contracts are entered into with a counterparty and are considered Level 2 measurements.

Interest rate swap agreements were considered Level 2 measurements as the inputs were observable at commonly quoted intervals. These agreements expired in February 2016.

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long-Term Investments
	Investments in Associated Companies (a)	Other Investments - Related Party (a)	MLNK Warrants (a)	Marketable Securities and Other (b)	Total
Assets
Balance at December 31, 2013	$2,243	$10,228	$5,832	$24,209	$42,512
Purchases	—	—	—	13,294	13,294
Sales and cash collections	—	(1,496)	—	(5,001)	(6,497)
Realized gain on sale	—	—	—	(129)	(129)
Unrealized gains	—	2,411	99	2,048	4,558
Unrealized losses	(80)	(1,520)	(3,732)	—	(5,332)
Balance at December 31, 2014	$2,163	$9,623	$2,199	$34,421	$48,406
Purchases	—	—	—	5,183	5,183
Sales and cash collections	—	(9,985)	—	(2,953)	(12,938)
Realized loss on sale	—	—	—	8	8
Unrealized gains	—	484	—	—	484
Unrealized losses	(232)	(122)	(1,656)	(8,679)	(10,689)
Balance at December 31, 2015	1,931	—	543	27,980	30,454
Sales and cash collections	—	—	—	(8,848)	(8,848)
Unrealized gains	—	—	—	11,657	11,657
Unrealized losses	(708)	—	(524)	—	(1,232)
Balance at December 31, 2016	$1,223	$—	$19	$30,789	$32,031

(a)	Unrealized losses are recorded in Income (loss) of associated companies and other investments held at fair value, net of taxes in the Company's consolidated statements of operations.

(b)	Realized gains and losses on sale are recorded in Other income, net or Revenue in the Company's consolidated statements of operations.

Long-Term Investments - Valuation Techniques

The Company estimates the value of one of its investments in an associated company primarily using a discounted cash flow method adjusted for additional information related to debt covenants, solvency issues and other related matters. The MLNK warrants are valued using the Black-Scholes option pricing model.

Marketable Securities and Other - Valuation Techniques

The Company uses the net asset value included in quarterly statements it receives in arrears from a venture capital fund to determine the fair value of such fund and determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities. The fair value of the derivatives held by WebBank (see Note 12 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flows analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 7.28% to 28.99%, a constant default rate of 1.74% to 17.86% and a discount rate of 5.25% to 18.32%.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company's non-financial assets and liabilities measured at fair value on a non-recurring basis include goodwill and other intangible assets, any assets and liabilities acquired in a business combination, or its long-lived assets written down to fair value. To measure fair value for such assets and liabilities, the Company uses techniques including an income approach, a market approach and/or appraisals (Level 3 inputs). The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to an asset or liability and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis ("DCF") require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from analysis of peer companies and consider the industry weighted-average return on debt and equity from a market participant perspective. A market approach values a business by considering the prices at which shares of capital stock, or related underlying assets, of reasonably comparable companies are trading in the public market or the transaction price at which similar companies have been acquired. If comparable companies are not available, the market approach is not used. In 2016, the Company recorded a goodwill impairment charge of $24,254 in the fourth quarter of 2016, related to the performance materials business within its Diversified Industrial segment. The impairment resulted from a decline in market conditions and lower demand for certain product lines.

Long-lived assets consisting of land and buildings used in previously operating businesses and currently unused, which total $10,393 as of December 31, 2016, are carried at the lower of cost or fair value less cost to sell and are included in Other non-current assets on the Company's consolidated balance sheets. A reduction in the carrying value of such long-lived assets is recorded as an asset impairment charge in the Company's consolidated statements of operations.

As of December 31, 2015, WebBank has impaired loans with a fair value of $423 that were collateral-dependent, and that were measured at fair value of the collateral less estimated selling costs using Level 3 inputs. There were no such impaired loans as of December 31, 2016.

18. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has certain facilities under non-cancelable operating lease arrangements. Rent expense recognized in the Company's consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 was $15,335, $10,026 and $8,501, respectively. Future minimum operating lease and rental commitments under non-cancelable operating leases for SPLP consolidated operations are as follows:

Payments due by period	Amount
2017	$9,411
2018	6,749
2019	5,911
2020	4,151
2021	3,440
Thereafter	12,321
Total	$41,983

Environmental and Litigation Matters

As discussed in more detail below, certain of the Company's subsidiaries have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement and as defendants in certain litigation matters. The environmental claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues costs associated with environmental and litigation matters, on an undiscounted basis, when they become probable and reasonably estimable. As of December 31, 2016, on a consolidated basis, the Company has accrued liabilities of $11,749, which represent the current estimate of the probable cleanup liabilities, including remediation, legal costs and litigation reserves. Expenses relating to these costs, and any recoveries, are included in SG&A in the Company's consolidated statements of operations. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

Environmental Matters

Certain HNH subsidiaries, including its newly acquired subsidiary SLI, have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH recorded current liabilities of approximately $9,600 related to estimated environmental remediation costs as of December 31, 2016. HNH also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. During the year ended December 31, 2015 and 2014, HNH recorded insurance reimbursements totaling $2,900 and $3,100, respectively, for previously incurred remediation costs. No similar reimbursements were recorded during the year ended December 31, 2016.

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

The sites where certain HNH subsidiaries have environmental liabilities include the following:

HNH has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that HNH sold in 2003 ("Sold Parcel") and an adjacent parcel ("Adjacent Parcel") that together comprise the site of a former HNH manufacturing facility. The remaining remediation, monitoring and regulatory administrative costs for the Sold Parcel are expected to approximate $100. With respect to the Adjacent Parcel, an ecological risk assessment has been completed and the results, along with proposed clean up goals, were submitted in the second quarter of 2016 to the CTDEEP for their review and approval. The next phase will be a physical investigation of the upland portion of the parcel. A work plan was submitted in the third quarter of 2016 to the CTDEEP for review and approval. The CTDEEP has not completed their review and approval, but the work is expected to start in the first half of 2017 and is estimated to cost $200. Investigation of the wetlands portion is not expected to start until the later part of 2017, pending regulatory approvals and setting goals for the entire parcel. The total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HNH.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of HNH, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and HNH, all after having the first $1,000 paid by the former owner/operator. As of December 31, 2016, total investigation and remediation costs of approximately $5,700 and $1,800 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The final Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or HNH.

HHEM has been complying with a 1987 ACO from the Massachusetts Department of Environmental Protection ("MADEP") to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome ("RAO") report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. In June 2013, the MADEP issued a Notice of Audit Findings and Notice of Noncompliance that the site had not been fully delineated. As a result of meetings and subsequent discussions with the MADEP, HHEM conducted additional work that was completed in 2015. Based on the additional work and regulatory changes, and pursuant to a new ACO issued in October 2016, HHEM issued a revised partial RAO report in December 2016. The partial RAO excluded three adjacent properties on which deed restrictions could not be resolved with the property owners, but it does demonstrate that the other portions of the site have met all regulatory requirements for "closure." The next phase is the submission of a "Temporary Solution Statement" in the first half of 2017, which will demonstrate that no active response actions are warranted for the three excluded properties. The cost of the next phase, well decommissioning, and any additional costs that could result from the final review of the closure report by the MADEP, are not anticipated to be material.

SLI may incur environmental costs in the future as a result of past activities of its former subsidiary, SurfTech, at sites located in Pennsauken, New Jersey ("Pennsauken Site") and in Camden, New Jersey ("Camden Site"). At the Pennsauken Site, SLI reached an agreement with both the U.S. Department of Justice and the Environmental Protection Agency ("EPA") related to its liability and entered into a Consent Decree which governs the agreement. SLI agreed to perform remediation, which is substantially complete, and to pay a fixed sum for the EPA's past costs. The fixed sum is to be paid in installments, and the final payment of $2,100 is due to be made in the second quarter of 2017. In December 2012, the NJDEP served SLI with a settlement demand of $1,800 for alleged past and future costs, as well as alleged natural resource damages related to the Pennsauken Site. Although SLI believes that it has meritorious defenses to any claim for costs and natural resource damages, to avoid the time and expense of litigating the matter, on February 13, 2013, SLI offered to pay the State of New Jersey $300 to fully resolve the claim.

On June 29, 2015, the State of New Jersey rejected SLI's counteroffer. No subsequent discussions have been had. The final scope and cost of this claim cannot be estimated at this time.

With respect to the Camden Site, SLI has reported soil contamination and a groundwater contamination plume emanating from the site. A Remedial Action Workplan ("RAWP") for soils is being developed and is expected to be submitted to the NJDEP in the first quarter of 2017, by the Licensed Site Remediation Professional ("LSRP") for the site. The RAWP for treatment of unsaturated soils is scheduled to be initiated during the first quarter of 2017 with post-remediation rebound testing and slab removal to be conducted in the fourth quarter of 2017. SLI's environmental consultants also implemented an interim remedial action pilot study to treat on-site contaminated groundwater, which consisted of injecting food-grade product into the groundwater at the down gradient property boundary to create a "bio-barrier." Post-injection groundwater monitoring to assess the bio-barrier's effectiveness was completed. Consistent decreases in target contaminants concentrations in groundwater were observed. In December 2014, a report was submitted to the NJDEP stating sufficient information was obtained from the pilot study to complete the full-scale groundwater remedy design. A full-scale groundwater bioremediation will be implemented during the fourth quarter of 2017 following the soil remediation mentioned above. A reserve of $1,400 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI or HNH.

SLI is currently participating in environmental assessment and cleanup at a commercial facility located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with the NJDEP and LSRP oversight, but contaminants of concern ("COCs") in groundwater and surface water, which extend off-site, remain above applicable NJDEP remediation standards. A soil remedial action plan has been developed to remove the new soil source contamination that continues to impact groundwater. SLI's LSRP completed a supplemental groundwater remedial action, pursuant to a RAWP filed with, and permit approved by, the NJDEP, and a report was filed with the NJDEP in March 2015. SLI's consultants have developed cost estimates for supplemental remedial injections, soil excavation, and additional tests and remedial activities. The LSRP has prepared a Remedial Investigation Report, which was sent to the NJDEP in May 2016. Off-site access to the adjacent property has been negotiated and monitoring wells have been installed. Results of the initial samples detected COCs above NJDEP standards. There can be no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI or HNH.

Litigation Matters

BNS Litigation Matters

BNS Sub has been named as a defendant in 1,371 alleged asbestos-related toxic-tort claims as of December 31, 2016. The claims were filed over a period beginning 1994 through December 31, 2016. In many cases these claims involved more than 100 defendants. Of the claims filed, 1,314 were dismissed, settled or granted summary judgment and closed as of December 31, 2016. Of the claims settled, the average settlement was less than $3. There remained 57 pending asbestos claims as of December 31, 2016. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $1,543 at December 31, 2016 and 2015, respectively, in estimated remaining self-insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973 although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of December 31, 2016 and 2015, BNS Sub has accrued $1,349 and $1,422, respectively, relating to the open and active claims against BNS Sub. This accrual represents the Company's best estimate of the likely costs to defend against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded, through the retroactive billings by BNS Sub.

There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims, and that BNS Sub will not need to increase significantly its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

Other Litigation Matters

In the ordinary course of our business, we are subject to periodic lawsuits, investigations, claims and proceedings, including, but not limited to, contractual disputes, employment, environmental, health and safety matters, as well as claims associated with our historical acquisitions and divestitures. There is insurance coverage available for many of the foregoing actions. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations, claims and proceedings asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows, results of operations or liquidity.

19. RELATED PARTY TRANSACTIONS

Management Agreement with SP General Services LLC

SPLP is managed by the Manager, pursuant to the terms of the Management Agreement, which receives a fee at an annual rate of 1.5% of total Partners' capital ("Management Fee"), payable on the first day of each quarter and subject to quarterly adjustment. In addition, SPLP may issue to the Manager partnership profits interests in the form of incentive units, which will be classified as Class C common units of SPLP, upon the attainment of certain specified performance goals by SPLP, which are determined as of the last day of each fiscal year (see Note 14 - "Capital and Accumulated Other Comprehensive Loss" for additional information on the incentive units and additional information on common units issued to the Investment Manager in 2015).

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the independent directors. The Management Fee was $8,583, $8,150 and $8,775 for the year ended December 31, 2016, 2015 and 2014, respectively. The Management Fee is included in SG&A in the Company's consolidated statements of operations. There were no unpaid amounts for management fees at December 31, 2016 or 2015.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $4,222, $2,906 and $3,100 during the year ended December 31, 2016, 2015 and 2014, respectively. Unpaid amounts for reimbursable expenses were approximately $1,031 and $695 at December 31, 2016 and 2015, respectively, and are included in Payables to related parties on the Company's consolidated balance sheets.

Corporate Services

Steel Services, through Management Services Agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services.

In addition to its servicing agreements with SPLP and its consolidated subsidiaries, Steel Services has management services agreements with other companies considered to be related parties, including, NOVT Corporation, Ore Holdings, Inc., J. Howard Inc., Steel Partners, Ltd., iGo, MLNK and Aerojet Rocketdyne Holdings, Inc. In total, Steel Services will charge approximately $3,672 annually to these companies. All amounts billed under these service agreements are classified as a reduction within SG&A.

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

Other

At December 31, 2016 and 2015, several related parties and consolidated subsidiaries had deposits totaling $2,786 and $3,135, respectively, at WebBank. Approximately $718 and $1,298 of these deposits, including interest which was not significant, have been eliminated in consolidation as of December 31, 2016 and 2015, respectively.

20. SEGMENT INFORMATION

SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other, which are managed separately and offer different products and services. For a more complete description of the Company's segments, see "Item 1 - Business - The Company" found elsewhere in this Form 10-K.

Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $11,751, $8,150 and $4,700 for the year ended December 31, 2016. For the years ended December 31, 2015 and 2014 Steel Services charged the Diversified Industrial, Energy and Financial services segments $10,200, $8,150 and $3,167 and $8,900, $8,000 and $250, respectively, for these services. These amounts are eliminated in consolidation.

Segment information is presented below:

	Year Ended December 31,
Revenue:	2016	2015	2014
Diversified industrial	$998,556	$763,009	$600,468
Energy	93,995	132,620	210,148
Financial services	70,998	69,430	36,647
Total	$1,163,549	$965,059	$847,263
Income (loss) from continuing operations before income taxes:
Diversified industrial	$19,175	$42,281	$65,543
Energy	(11,459)	(95,112)	(26,254)
Financial services	42,518	46,314	24,251
Corporate and other	(23,711)	(1,891)	(56,824)
Income (loss) from continuing operations before income taxes	26,523	(8,408)	6,716
Income tax provision (benefit)	23,952	(78,719)	24,288
Net income (loss) from continuing operations	$2,571	$70,311	$(17,572)
Income (loss) from equity method investments:
Diversified industrial	$8,078	$(1,252)	$26,115
Energy	9,944	(16,102)	(6,070)
Corporate and other	(14,283)	(17,216)	(22,533)
Total	$3,739	$(34,570)	$(2,488)

	Year ended December 31, 2016
	Interest Expense (a)	Capital Expenditures	Depreciation and Amortization
Diversified industrial	$8,089	$27,953	$50,100
Energy	1,544	5,082	20,076
Financial services	2,595	102	274
Corporate and other	1,419	1,046	96
Total	$13,647	$34,183	$70,546
	Year ended December 31, 2015
	Interest Expense (a)	Capital Expenditures	Depreciation and Amortization
Diversified industrial	$5,238	$17,212	$27,340
Energy	2,455	4,785	20,629
Financial services	1,450	1,153	170
Corporate and other	1,169	102	421
Total	$10,312	$23,252	$48,560
	Year ended December 31, 2014
	Interest Expense (a)	Capital Expenditures	Depreciation and Amortization
Diversified industrial	$7,544	$12,658	$17,659
Energy	3,177	15,939	19,992
Financial services	638	40	117
Corporate and other	529	132	670
Total	$11,888	$28,769	$38,438

(a)	Interest expense includes Finance interest expense of $2,595, $1,450 and $815 for the years ended December 31, 2016, 2015 and 2014, respectively.

	December 31,
	2016	2015
Identifiable Assets Employed:
Diversified industrial	$1,072,147	$805,620
Energy	299,480	332,661
Financial services	456,811	331,714
Corporate and other	130,898	212,229
Segment total	1,959,336	1,682,224
Discontinued operations	7,779	2,549
Total	$1,967,115	$1,684,773

The following table presents geographic revenue and long-lived asset information as of and for the year ended December 31. Foreign revenue is based on the country in which the legal subsidiary generating the revenue is domiciled. Long-lived assets in 2016 and 2015 consist of property, plant and equipment, plus approximately $10,393 and $7,300, respectively, of land and buildings from previously operating businesses and other non-operating assets that are carried at the lower of cost or fair value less cost to sell and are included in Other non-current assets on the Company's consolidated balance sheets as of December 31, 2016 and 2015, respectively. Neither revenue nor long-lived assets from any single foreign country were material to the consolidated financial statements of the Company.

	2016		2015		2014
	Revenue	Long-lived Assets	Revenue	Long-lived Assets	Revenue
Geographic information:
United States	$983,380	$241,324	$824,363	$215,619	$796,396
Foreign	180,169	30,481	140,696	47,083	50,867
Total	$1,163,549	$271,805	$965,059	$262,702	$847,263

21. REGULATORY MATTERS

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to risk-weighted assets)	$90,369	33.90%	$21,320	8.00%	$22,985	8.63%	$26,649	10.00%
Tier 1 Capital
(to risk-weighted assets)	$88,698	33.30%	$15,990	6.00%	$17,655	6.63%	$21,320	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$88,698	33.30%	$11,992	4.50%	$13,658	5.13%	$17,322	6.50%
Tier 1 Capital
(to average assets)	$88,698	22.20%	$15,956	4.00%	n/a	n/a	$19,944	5.00%

As of December 31, 2015
Total Capital
(to risk-weighted assets)	$65,353	22.66%	$23,076	8.00%	n/a	n/a	$28,845	10.00%
Tier 1 Capital
(to risk-weighted assets)	$64,535	22.37%	$17,307	6.00%	n/a	n/a	$23,076	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$64,535	22.37%	$12,980	4.50%	n/a	n/a	$18,749	6.50%
Tier 1 Capital
(to average assets)	$64,535	19.68%	$13,116	4.00%	n/a	n/a	$16,395	5.00%

SPLP

The Company historically has conducted its business, and continues to conduct its business and operations, in such a manner so as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the "Act"). Under the Act, the Company is required to meet certain quantitative tests related to the Company's assets and/or income, and to refrain from trading for short-term speculative purposes. The Company has taken actions, including liquidating certain of our assets and acquiring additional interests in existing or new subsidiaries or controlled companies, to comply with these tests, or a relevant exception. Also, since the Company operates as a diversified holding company engaged in a variety of operating businesses, we do not believe we are primarily engaged in an investment company type business, nor do we propose to primarily engage in such a business. If we were deemed to be an investment company under the Act, we may need to further adjust our business strategy and assets, including divesting certain desirable assets immediately to fall outside of the definition or within an exemption, to register as an investment company or to cease operations.

22. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for each of the three years ending December 31, 2016 is presented in the following table:

	Year Ended December 31,
	2016	2015	2014
Cash paid during the period for:
Interest	$11,900	$9,213	$11,471
Taxes	24,493	24,221	12,194
Non-cash investing activities:
Reclassification of investment in associated company to cost of an acquisition	$39,794	$66,239	$—
Reclassification of investment in associated company to investment in consolidated subsidiaries	—	48,748	—
Reclassification of available-for-sale securities to equity method investment	—	10,857	27,647
Partnership interest exchanged for marketable securities	—	25,000	—
Sales of marketable securities not settled	—	23,229	—
Securities received in exchange for financial instrument obligations	—	76	20,007
Securities delivered in exchange for settlement of financial instrument obligations	9,155	76	520
Net decrease in restricted cash from purchase of foreign currency financial instruments	—	—	25,090
Non-cash financing activities:
Common unit dividend declared and not paid	$3,923	$—	$—
Repurchase of common stock by subsidiary not paid	—	(8,557)	—
Subsidiary restricted stock awards surrendered to satisfy tax withholding obligations	162	85	120
Note receivable exchanged for preferred stock	—	75	—
Contribution of note payable by non-controlling interest	—	—	268
Securities received as distributions from venture capital fund	19	—	—
Non-controlling interest acquired in non-monetary exchange	194	—	—

23. OTHER INCOME, NET

Other income, net consists of the following:

	Year Ended December 31,
	2016	2015	2014
Investment income	$3,679	$12,286	$8,806
Realized gains on sale of marketable securities, net	3,288	32,466	3,847
Realized gain on non-monetary exchange	—	9,268	—
Other	5,582	1,873	(3,561)
Total	$12,549	$55,893	$9,092

24. QUARTERLY FINANICIAL DATA (unaudited)

			Net Income (Loss) From Continuing Operations Attributable to Common Unitholders			Net Income (Loss) Attributable to Common Unitholders
Quarter	Revenue	Net Income (Loss) From Continuing Operations	Per Common Unit Basic	Per Common Unit Diluted	Net Income (Loss) Attributable to Common Unitholders	Per Common Unit Basic	Per Common Unit Diluted
2016 (a)
First	$246,793	$2,344	$0.07	$0.07	$1,962	$0.07	$0.07
Second	281,402	9,859	0.35	0.35	9,209	0.35	0.35
Third	316,849	13,069	0.41	0.41	10,832	0.41	0.41
Fourth (b)	318,505	(22,701)	(0.59)	(0.59)	(15,373)	(0.59)	(0.59)
	$1,163,549	$2,571			$6,630
2015 (c)
First	$189,043	$18,807	$0.81	$0.80	$78,431	$2.84	$2.80
Second	244,365	9,154	0.39	0.39	10,579	0.39	0.38
Third	276,341	(14,792)	(0.38)	(0.38)	(12,143)	(0.44)	(0.44)
Fourth (d), (e)	255,310	57,142	2.19	2.19	59,868	2.24	2.24
	$965,059	$70,311			$136,735

(a)
The Company recorded asset impairment charges of approximately $1,470, $7,000, $3,057 and $5,732 in the first, second, third and fourth quarters of 2016, respectively. These charges were primarily related to other-than-temporary impairments on certain available-for-sale securities (see Note 4 - "Discontinued Operations and Asset Impairment Charges").

(b)	The Company recorded goodwill impairment charges of $24,254 in the fourth quarter of 2016 (see Note 7 - "Goodwill and Other Intangible Assets, Net").

(c)
The Company recorded asset impairment charges of approximately $5,598, $22,740, $9,202 and $30,552 in the first, second, third and fourth quarters of 2015, respectively. These charges were primarily related to other-than-temporary impairments on certain available-for-sale securities (see Note 4 - "Discontinued Operations and Asset Impairment Charges").

(d)
In the fourth quarter of 2015, the Company recorded tax benefits in continuing operations of approximately $111,881 associated with the reversal of deferred tax valuation allowances at its WFHC LLC (formerly CoSine) subsidiary (see Note 15 - "Income Taxes").

(e)
In the fourth quarter of 2015, the Company recorded a goodwill impairment of $19,571 related to the goodwill associated with its Energy segment (see Note 7 - "Goodwill and Other Intangible Assets, Net").

25. SUBSEQUENT EVENTS

On March 6, 2017, the Company announced that it submitted a proposal to the independent members of the board of directors of HNH to acquire all of the outstanding shares of common stock of HNH not owned by the Company or its subsidiaries for a price of $29.00 per share, or approximately $106,700 of value. The Company currently owns approximately 70% of HNH's outstanding shares. The Company's proposal contemplates that HNH's stockholders (other than the Company and its subsidiaries) would receive in total approximately $106,700 in liquidation preference of SPLP's 6.0% Series A preferred units that currently trade on the New York Stock Exchange.

The proposed transaction is subject to the approval of the board of directors of HNH and the negotiation and execution of mutually acceptable definitive transaction documents. The Company's proposal contemplates that a special committee of independent directors would be appointed by the board of directors of HNH to consider the proposal and make a recommendation to the board, and that SPLP will not move forward with the proposed transaction unless it results from such a process and is approved by such a special committee. In addition, the proposed transaction will be subject to a non-waivable condition requiring the approval of a majority of the outstanding shares of HNH not owned by the Company or its affiliates, as well as other customary closing conditions. There can be no assurance that any of the foregoing approvals will be obtained, that a definitive agreement will be executed or that any transaction will be consummated.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of our management, including the Principal Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Chief Financial Officer concluded that as of December 31, 2016 our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

The Company's HNH subsidiary completed the acquisitions of SLI and EME on June 1, 2016 and September 30, 2016, respectively. The Company's management excluded the operations of these businesses from its evaluation of, and conclusion on, the effectiveness of management's internal control over financial reporting as of December 31, 2016. These businesses represent approximately 15.0% of the Company's total assets as of December 31, 2016 and approximately 11.0% of the Company's total revenue for the year then ended. The Company's management will fully integrate the operations of SLI, including EME, into its assessment of the effectiveness of its internal control over financial reporting in 2017.

Under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2016 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

BDO USA, LLP, the independent registered public accounting firm who audited the Company's 2016 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, which is included herein.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except for the changes in internal control over financial reporting associated with integrating the acquisitions of SLI and EME.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company's definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year is incorporated herein by reference.

Item 11. Executive Compensation

The Company's definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company's definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company's definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The Company's definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements - The following financial statements of Steel Partners Holdings L.P., and subsidiaries, are included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Capital for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

(b) Exhibits - The following documents are filed as exhibits hereto:

Exhibit No.	Description
2.1
Share Acquisition Agreement, dated as of April 30, 2012, by and among Steel Excel Inc., BNS Holding, Inc., SWH, Inc. and SPH Group Holdings LLC (incorporated by reference to Exhibit 2.1 of Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed June 6, 2012).

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

2.6
Agreement and Plan of Merger, dated as of April 6, 2016, by and among Handy & Harman Ltd., Handy & Harman Group Ltd., SLI Acquisition Co. and SL Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Handy & Harman Ltd. with the Securities and Exchange Commission on April 7, 2016).

2.7
Agreement and Plan of Merger, dated as of December 7, 2016, by and among Steel Partners Holdings L.P., SPH Acquisition Co. and Steel Excel Inc. (incorporated by reference to Exhibit 2.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed December 9, 2016).

2.8
First Amendment to Agreement and Plan of Merger, dated as of December 23, 2016, by and among Steel Partners Holdings L.P., SPH Acquisition Co. and Steel Excel Inc. (incorporated by reference to Exhibit 2.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed December 27, 2016).

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

10.1
Amended and restated Management Services Agreement by and between SPH Services, Inc. and Handy & Harman Ltd. and Handy & Harman Group Ltd., dated as of February 23, 2016 (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K/A, filed February 25, 2016).

10.2
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

10.4
Management Services Agreement between SP Corporate Services LLC and iGo, Inc. effective October 1, 2013. (incorporated by reference to Exhibit 10.3 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed October 15, 2013).

10.5
Pledge Agreement, dated as of October 23, 2013, by and among SPH Group Holdings LLC, Steel Partners Holdings L.P., and PNC Bank, National Association, as agent for the benefit of the lenders (incorporated by reference to Exhibit 99.2 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed October 28, 2013).

10.6
Amended and Restated Management Services Agreement between SP Corporate Services LLC and Steel Excel Inc. (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 14, 2014).

10.7
Amendment No. 1 to Amended and Restated Management Services Agreement between SP Corporate Services LLC and Steel Excel Inc. (incorporated by reference to Exhibit 10.2 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 14, 2014).

10.8
Amendment No. 2 to Amended and Restated Management Services Agreement between SP Corporate Services LLC and Steel Excel Inc. (incorporated by reference to Exhibit 10.3 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 14, 2014).

10.9
Amendment No. 3 to the Amended and Restated Management Services Agreement between Steel Excel Inc. and SP Corporate Services LLC, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Quarterly Report on Form 10-Q, filed November 6, 2014).

10.10
Sixth Amended and Restated Management Agreement by and between SP Corporate Services LLC and SP General Services LLC, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 13, 2015).

10.11**
Incentive Unit Agreement by and between Steel Partners Holdings L.P. and SPH SPV-I LLC, effective as of May 11, 2012 (incorporated by reference to Exhibit 10.2 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 13, 2015).

10.12
Fifth Amended and Restated Agreement of Limited Partnership of Steel Partners Holdings L.P., dated as of July 14, 2009 (incorporated by reference to Exhibit 10.3 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 13, 2015).

10.13
Second Amendment to Management Services Agreement, dated as of May 3, 2015, by and among SP Corporate Services LLC, Handy & Harman Ltd. and Handy & Harman Group Ltd. (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed May 5, 2015).

10.14
Exchange Agreement, dated as of May 31, 2015, by and between Handy & Harman Group, Ltd. and SPH Group Holdings LLC (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed June 1, 2015).

21*	Subsidiaries of Steel Partners Holdings L.P.
24*	Power of Attorney (included in the signature page)
31.1*	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial Statements of SL Industries, Inc. for the three years ended December 31, 2015 (incorporated by reference to Exhibit 99.1 of Steel Partners Holdings L.P.'s Form 10-K/A filed March 23, 2016).
99.2
Financial Statements of SL Industries, Inc. for the three months ended March 31, 2016 and 2015 (incorporated by reference to Exhibit 99.2 of Steel Partners Holdings L.P.'s Form 8-K/A filed August 16, 2016).

99.3
Financial Statements of JPS Industries, Inc. for the years ended November 1, 2014 and November 2, 2013 (incorporated by reference to Exhibit 99.3 of Steel Partners Holdings L.P.'s Form 10-K filed March 16, 2015).

99.4
Financial Statements of JPS Industries, Inc. for the six months ended May 2, 2015 and May 3, 2014 (incorporated by reference to Exhibit 99.2 of Steel Partners Holdings L.P.'s Form 8-K/A filed September 3, 2015).

99.5
Financial Statements of ModusLink Global Solutions, Inc. for the three years ended July 31, 2016 (incorporated by reference to Exhibit 99.1 of Steel Partners Holdings L.P.'s Form 8-K filed January 9, 2017).

Exhibit 101.INS*	XBRL Instance Document
Exhibit 101.SCH*	XBRL Taxonomy Extension Schema
Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase
Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase
Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith
** Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	STEEL PARTNERS HOLDINGS L.P.
March 14, 2017
	By:	Steel Partners Holdings GP Inc.
Its General Partner

	By:	/s/ Warren G. Lichtenstein
Warren G. Lichtenstein
Executive Chairman

POWER OF ATTORNEY

Steel Partners Holdings L.P. and each of the undersigned do hereby appoint Warren G. Lichtenstein and Douglas B. Woodworth, and each of them severally, its or his true and lawful attorney to execute on behalf of Steel Partners Holdings L.P. and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Steel Partners Holdings GP Inc., the general partner of Steel Partners Holdings L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

By:	/s/ Warren G. Lichtenstein	March 14, 2017
	Warren G. Lichtenstein, Executive Chairman	Date
(Principal Executive Officer)

By:	/s/ Douglas B. Woodworth	March 14, 2017
	Douglas B. Woodworth, Chief Financial Officer	Date
(Principal Accounting Officer)

By:	/s/ Jack L. Howard	March 14, 2017
	Jack L. Howard, Director	Date

By:	/s/ Anthony Bergamo	March 14, 2017
	Anthony Bergamo, Director	Date

By:	/s/ John P. McNiff	March 14, 2017
	John P. McNiff, Director	Date

By:	/s/ Joseph L. Mullen	March 14, 2017
	Joseph L. Mullen, Director	Date

By:	/s/ General Richard I. Neal	March 14, 2017
	General Richard I. Neal, Director	Date

By:	/s/ Allan R. Tessler	March 14, 2017
	Allan R. Tessler, Director	Date