Form 10-Q
period 2017-03-31
STEEL PARTNERS HOLDINGS L.P.
filed 2017-05-09
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission File Number: 001-35493

STEEL PARTNERS HOLDINGS L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3727655
(State of Incorporation)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 32nd Floor
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 520-2300
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the Registrant's common units as of May 5, 2017 was 26,056,449.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(unaudited)
(in thousands, except common units)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$382,339	$450,128
Restricted cash	13,513	12,640
Marketable securities	59,979	53,650
Trade and other receivables - net of allowance for doubtful accounts of $3,529 and $3,040, respectively	185,558	162,883
Receivables from related parties	314	328
Loans receivable, including loans held for sale of $105,490 and $80,692, respectively, net	114,471	91,260
Inventories, net	129,283	119,205
Prepaid expenses and other current assets	23,877	17,638
Assets held for sale	2,549	7,779
Total current assets	911,883	915,511
Long-term loans receivable, net	61,972	62,188
Goodwill	167,420	167,423
Other intangible assets, net	219,452	227,212
Deferred tax assets	179,544	182,605
Other non-current assets	36,560	30,698
Property, plant and equipment, net	254,139	261,412
Long-term investments	143,413	120,066
Total Assets	$1,974,383	$1,967,115
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$96,163	$89,308
Accrued liabilities	71,504	81,509
Financial instruments	13,513	12,640
Deposits	174,211	196,944
Payables to related parties	1,292	1,066
Short-term debt	1,322	1,385
Current portion of long-term debt	52,236	62,928
Other current liabilities	18,008	19,536
Liabilities of discontinued operations	450	450
Total current liabilities	428,699	465,766
Long-term deposits	176,493	168,661
Long-term debt	345,540	330,126
Preferred unit liability	63,672	—
Accrued pension liabilities	281,690	284,901
Deferred tax liabilities	3,652	3,729
Other non-current liabilities	15,112	9,674
Total Liabilities	1,314,858	1,262,857
Commitments and Contingencies
Capital:
Partners' capital common units: 26,083,971 and 26,152,976 issued and outstanding (after deducting 10,627,692 and 10,558,687 units held in treasury, at cost of $166,206 and $164,900), respectively	638,582	617,502
Accumulated other comprehensive loss	(49,626)	(68,761)
Total partners' capital	588,956	548,741
Noncontrolling interests in consolidated entities	70,569	155,517
Total Capital	659,525	704,258
Total Liabilities and Capital	$1,974,383	$1,967,115
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended March 31,
	2017	2016
Revenue:
Diversified industrial net sales	$280,214	$206,600
Energy net revenue	27,316	19,999
Financial services revenue	15,789	20,194
Total revenue	323,319	246,793
Costs and expenses:
Cost of goods sold	228,613	170,923
Selling, general and administrative expenses	90,522	61,305
Asset impairment charges	—	1,470
Finance interest expense	881	529
Provision for loan losses	123	238
Interest expense	4,406	2,033
Realized and unrealized loss on derivatives	360	123
Other expenses (income), net	968	(1,345)
Total costs and expenses	325,873	235,276
(Loss) income before income taxes, equity method (income) loss and other investments held at fair value	(2,554)	11,517
Income tax provision	6,846	3,735
(Income) loss of associated companies and other investments held at fair value, net of taxes	(6,302)	5,438
Net (loss) income	(3,098)	2,344
Net income attributable to noncontrolling interests in consolidated entities	(984)	(382)
Net (loss) income attributable to common unitholders	$(4,082)	$1,962
Basic and diluted net (loss) income per common unit
Net (loss) income attributable to common unitholders	$(0.16)	$0.07
Weighted-average number of common units outstanding - basic	26,145,711	26,632,689
Weighted-average number of common units outstanding - diluted	26,145,711	26,645,083

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net (loss) income	$(3,098)	$2,344
Other comprehensive income (loss), net of tax:
Gross unrealized gains on available-for-sale securities	17,696	5,801
Reclassification of unrealized losses on available-for-sale securities (a)	135	1,011
Gross unrealized gains (losses) on derivative financial instruments	307	(1,364)
Currency translation adjustments	1,227	(2,269)
Change in pension liabilities and other post-retirement benefit obligations	—	180
Other comprehensive income	19,365	3,359
Comprehensive income	16,267	5,703
Comprehensive income attributable to noncontrolling interests	(2,064)	(1,627)
Comprehensive income attributable to common unitholders	$14,203	$4,076

Tax provision on gross unrealized gains on available-for-sale securities	$3,384	$986
Tax provision on reclassification of unrealized losses on available-for-sale securities	$80	$578
Tax provision on foreign currency translation adjustments	$8	$—

(a)
For the three months ended March 31, 2017, unrealized holding losses of $215 were reclassified to Other expenses (income), net. For the three months ended March 31, 2016, unrealized holding losses of $1,470 and $119 were reclassified to Asset impairment charges and Other expenses (income), net, respectively.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statement of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance at December 31, 2016	36,711,663	(10,558,687)	$(164,900)	$617,502	$(68,761)	$548,741	$155,517	$704,258
Net loss	—	—	—	(4,082)	—	(4,082)	984	(3,098)
Unrealized gains on available-for-sale securities	—	—	—	—	17,020	17,020	811	17,831
Unrealized gains derivative financial instruments	—	—	—	—	280	280	27	307
Currency translation adjustments	—	—	—	—	987	987	240	1,227
Equity compensation - incentive units and vesting of restricted units	—	—	—	5,282	—	5,282	—	5,282
Equity compensation - subsidiaries	—	—	—	425	—	425	250	675
Purchases of SPLP common units	—	(69,005)	(1,306)	(1,306)	—	(1,306)	—	(1,306)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	20,649	848	21,497	(87,086)	(65,589)
Other, net	—	—	—	112	—	112	(174)	(62)
Balance at March 31, 2017	36,711,663	(10,627,692)	$(166,206)	$638,582	$(49,626)	$588,956	$70,569	$659,525

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(3,098)	$2,344
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for loan losses	123	238
(Income) loss of associated companies and other investments held at fair value, net of taxes	(6,302)	5,438
Deferred income taxes	(1,118)	648
Depreciation and amortization	18,280	13,464
Stock-based compensation	6,327	1,391
Asset impairment charges	—	1,470
Other	2,152	(123)
Net change in operating assets and liabilities:
Trade and other receivables	(24,559)	(19,879)
Inventories	(10,358)	(6,681)
Prepaid expenses and other current assets	(3,040)	625
Accounts payable, accrued and other current liabilities	(4,937)	3,392
Net increase in loans held for sale	(24,799)	(81,139)
Net cash used in operating activities	(51,329)	(78,812)
Cash flows from investing activities:
Purchases of investments	(10,139)	(14,989)
Proceeds from sales of investments	1,458	31,497
Proceeds from maturities of marketable securities	3,428	787
Loan originations, net of collections	(6,488)	(1,255)
Purchases of property, plant and equipment	(8,899)	(6,339)
Reclassification of restricted cash	(873)	10,214
Proceeds from sales of assets	14,483	1,456
Acquisitions, net of cash acquired	2,246	—
Proceeds from divestitures	1,975	—
Other	(289)	(82)
Net cash (used in) provided by investing activities	(3,098)	21,289
Cash flows from financing activities:
Net revolver borrowings (repayments)	5,773	(6,777)
Repayments of term loans – domestic	(248)	(450)
Net (repayments) borrowings of term loans – foreign	(1,090)	7
Proceeds from equipment lease financing	5,377	—
Purchases of the Company's common units	(1,306)	—
Subsidiaries' purchases of their common stock	—	(14,268)
Purchase of subsidiary shares from noncontrolling interests	(2,086)	—
Common unit dividend payment	(3,923)	—
Net (decrease) increase in deposits	(14,900)	51,388
Other	(1,484)	(3,680)
Net cash (used in) provided by financing activities	(13,887)	26,220
Net change for the period	(68,314)	(31,303)
Effect of exchange rate changes on cash and cash equivalents	525	(243)
Cash and cash equivalents at beginning of period	450,128	185,852
Cash and cash equivalents at end of period	$382,339	$154,306

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All amounts used in the Notes to Consolidated Financial Statements are in thousands, except common and preferred units, and per share and per unit data.

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

Basis of Presentation

The consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and the unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted in accordance with those rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2016. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of the Company and its majority or wholly-owned subsidiaries, which include the following:

	Ownership as of
	March 31, 2017	December 31, 2016
BNS Holdings Liquidating Trust ("BNS Liquidating Trust")	84.9%	84.9%
DGT Holdings Corp. ("DGT") (a)	100.0%	100.0%
Handy & Harman Ltd. ("HNH")	70.0%	69.9%
Steel Services Ltd ("Steel Services")	100.0%	100.0%
Steel Excel Inc. ("Steel Excel") (b)	100.0%	64.2%
WebFinancial Holding Corporation ("WFHC") (c)	91.2%	91.2%

(a)
DGT's financial statements are recorded on a two-month lag, and as a result, the Company's consolidated balance sheet and consolidated statements of operations as of and for the three months ended March 31, 2017 include DGT's activity as of and for its three months ended January 31, 2017.

(b)	The Company acquired the remaining noncontrolling interest in Steel Excel during the first quarter of 2017. See Note 11 - "Capital and Accumulated Other Comprehensive Loss" for additional information.

(c)	WFHC owns 100% of WebBank and 100% of WebFinancial Holding LLC ("WFH LLC") (formerly CoSine Communications, Inc. ("CoSine")), which operates through its subsidiary API Group plc ("API").

On March 3, 2017, the Company submitted a proposal to the independent members of the board of directors of HNH to acquire all of the outstanding shares of common stock of HNH not owned by the Company or its subsidiaries for a price of $29.00 per share, or approximately $106,200 of value based on HNH's shares outstanding as of March 31, 2017. The Company's proposal contemplates that HNH's stockholders (other than the Company and its subsidiaries) would receive in total approximately $106,200 in liquidation preference of SPLP's 6.0% Series A preferred units that currently trade on the New York Stock Exchange. The independent members of HNH's board of directors are currently assessing this proposal.

New or Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five step process to achieve this core principle. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 by one year. The ASU, as amended, is effective for the Company's 2018 fiscal year and may be applied either (i) retrospectively to each prior reporting period presented with an election for certain specified practical expedients, or (ii) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application, with additional disclosure requirements. The Company is continuing to evaluate the impact of this guidance and the transition alternatives on its consolidated financial statements and, therefore, cannot reasonably estimate the impact that adoption will have on its financial condition, results of operations or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments do not apply to inventory that is measured using the last in, first out ("LIFO") cost method. On January 1, 2017, the Company began applying the inventory measurement provisions of the new ASU, and such provisions did not have and are not expected to have a material impact on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), which eliminates the requirement to classify equity securities with readily determinable market values as either available-for-sale securities or trading securities, and requires that equity investments, other than those accounted for under the traditional equity method of accounting, be measured at their fair value with changes in fair value recognized in net income or loss. Equity investments that do not have readily determinable market values may be measured at cost, subject to an assessment for impairment. ASU No. 2016-01 also requires enhanced disclosures about such equity investments. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption prohibited. Upon adoption, a reporting entity should apply the provisions of ASU No. 2016-01 by means of a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is evaluating the potential impact on its consolidated financial statements of adopting ASU No. 2016-01.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This new standard simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows, among other things. The new standard is effective for the Company's 2017 fiscal year, and the Company has adopted its provisions as of January 1, 2017. The impacts of certain amendments in ASU No. 2016-09, such as those related to the treatment of tax windfalls from stock-based compensation that are included in net operating loss carryforwards and elections made for accounting for forfeitures, are required to be adopted on a modified retrospective basis through a cumulative-effect adjustment to partners' capital. Upon adoption, on January 1, 2017, the Company recorded a deferred tax asset of approximately $4,600 and a corresponding valuation allowance resulting in no net impact on Partners' capital. In addition, the Company elected to continue to estimate forfeitures under its current policy, therefore, there was no modified retrospective adjustment required for accounting for forfeitures upon adoption. The other provisions of ASU No. 2016-09, such as classification of certain items in the statement of cash flows, are being applied in 2017, with reclassification of prior period amounts where applicable.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The new standard is effective for the Company's 2020 fiscal year with early adoption permitted for all entities in fiscal years beginning after December 15, 2018. The Company is currently evaluating the potential impact of this new guidance.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 320): Restricted Cash. This new standard provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in ASU No. 2016-18 are effective for the Company's 2018 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard provides guidance to help determine more clearly what is a business acquisition, as opposed to an asset acquisition. The amendments provide a screen to help determine when a set of components is a business by reducing the number of transactions in an acquisition that need to be evaluated. The new standard states that to classify the acquisition of assets as a business, there must be an input and a substantive process that jointly contribute to the ability to create outputs, with outputs being defined as the key elements of the business. If all of the fair value of the assets acquired are concentrated in a single asset group, this would not qualify as a business. The amendments in ASU No. 2017-01 are effective for the Company's 2018 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new standard simplifies subsequent measurements of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, entities will perform their interim or annual goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge based on the amount that the carrying amount exceeds the reporting unit's fair value. The loss recognized should not exceed the total goodwill allocated to the reporting unit. The amendments in ASU No. 2017-04 are effective for the Company's 2020 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new standard requires the components of net benefit cost to be disaggregated within the statement of operations, with service cost being included in the same line item as other compensation costs, and any other components being presented outside of operating income. The amendments in ASU No. 2017-07 are effective for the Company's 2018 fiscal year.  The Company is currently evaluating the potential impact of this guidance.

2. ACQUISITIONS

2017 Acquisitions

There were no acquisitions in the first quarter of 2017.

2016 Acquisitions

HNH's Acquisition of EME

On September 30, 2016, SL Montevideo Technology, Inc. ("SMTI"), a subsidiary of SL Industries, Inc. ("SLI") (which was acquired by HNH in June 2016 as discussed further below), entered into an asset purchase agreement ("Purchase Agreement") with Hamilton Sundstrand Corporation ("Hamilton"). Pursuant to the Purchase Agreement, SMTI acquired from Hamilton certain assets of its Electromagnetic Enterprise division ("EME") used or useful in the design, development, manufacture, marketing, service, distribution, repair, and sale of electric motors, starters and generators for certain commercial applications, including for use in commercial hybrid electric vehicles and refrigeration and in the aerospace and defense sectors. The acquisition of EME expanded SLI's product portfolio and diversified its customer base. SMTI purchased the acquired net assets for approximately $60,329 in cash and assumption of certain ordinary course business liabilities, subject to adjustments related to working capital at closing and quality of earnings of the acquired business for the period of January 1, 2016 to June 30, 2016, each as provided in the Purchase Agreement, including a reduction of approximately $2,200 received during the three months ended March 31, 2017. The Purchase Agreement includes a guarantee by Hamilton of a minimum level of product purchases from SMTI by an affiliate of Hamilton for calendar years 2017, 2018 and 2019, in exchange for compliance by SMTI with certain operating covenants. The transaction was financed with additional borrowings under HNH's senior secured revolving credit facility. The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date on a preliminary basis:

Amount
Assets:
Trade and other receivables	$4,249
Inventories	3,047
Prepaid expenses and other current assets	265
Property, plant and equipment	2,321
Goodwill	30,995
Other intangible assets	28,370
Total assets acquired	69,247
Liabilities:
Accounts payable	6,036
Accrued liabilities	2,882
Total liabilities assumed	8,918
Net assets acquired	$60,329

The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities. The goodwill of $30,995 arising from the acquisition consists largely of the synergies expected from combining the operations of SLI and EME. The goodwill is assigned to the Company's Diversified Industrial segment and is expected to be deductible for income tax purposes. Other intangibles consists of customer relationships of approximately $27,200 and customer order backlog of approximately $1,200. The customer order backlog was amortized based on the expected period over which the orders were fulfilled of 4 months. The customer relationships have been assigned a useful life of 15 years based on the limited turnover and long-standing relationships EME has with its existing customer base. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales. The amount of net sales and operating income of the acquired business included in the Company's consolidated statement of operations for the three months ended March 31, 2017 was approximately $16,500 and $1,300, respectively. The results of operations of the acquired business are reported within the Company's Diversified Industrial segment.

API's Acquisitions of Amsterdam Metalized Products B.V. and Hazen Paper Company

On December 1, 2016, API acquired the manufacturing assets and business of Amsterdam Metallized Products B.V. ("AMP") in the Netherlands for approximately $7,800. AMP is a leading global provider of packaging technologies for brand enhancement. The acquisition, which is not material to SPLP's operations, is part of API's strategy to further strengthen its brand enhancement mission of utilizing high-end material substrates for luxury packaging and other niche markets, adding new products to API's offerings and providing an entry point into new packaging sectors. In connection with the AMP acquisition, the Company has recorded inventories, property, plant and equipment, other intangible assets (primarily customer relationships) and goodwill totaling approximately $1,500, $1,900, $1,400 and $3,000, respectively, on a preliminary basis.

On July 27, 2016, API acquired Hazen Paper Company's ("Hazen") lamination facility and business in Osgood, Indiana for approximately $14,000. The acquisition, which is not material to SPLP's operations, was part of API's strategy to focus on brand enhancement solutions for the packaging market, and it enables API to provide a combined foils and laminate offering to customers in the U.S., while giving broader coverage for its global customers. In connection with the Hazen acquisition, the Company has recorded inventories, property, plant and equipment, other intangible assets (primarily customer relationships) and goodwill totaling approximately $1,000, $6,200, $2,700 and $4,100, respectively, on a preliminary basis.

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

Amount
Assets:
Cash and cash equivalents	$4,985
Trade and other receivables	32,680
Inventories	24,088
Prepaid expenses and other current assets	8,254
Property, plant and equipment	23,950
Goodwill	53,573
Other intangible assets	92,326
Other non-current assets	257
Total assets acquired	240,113
Liabilities:
Accounts payable	18,433
Accrued liabilities	18,444
Long-term debt	9,500
Deferred tax liabilities	25,969
Other non-current liabilities	5,782
Total liabilities assumed	78,128
Net assets acquired	$161,985

The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities. The goodwill of $53,573 arising from the acquisition consists largely of the synergies expected from combining the operations of HNH and SLI. The goodwill is assigned to the Company's Diversified Industrial segment and is not expected to be deductible for income tax purposes. Other intangibles consist primarily of acquired trade names of approximately $14,700, customer relationships of approximately $59,900, developed technology and patents of approximately $10,700 and customer order backlog of approximately $6,900. The customer order backlog was amortized based on the expected period over which the orders were fulfilled, ranging from two to eight months. The remaining intangible assets have been assigned useful lives ranging from 10 to 15 years based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and long-standing relationships SLI has with its existing customer base. The valuations of acquired trade names and developed technology and patents were performed utilizing a relief from royalty method, and significant assumptions used in the valuation included the royalty rate assumed and the expected level of future sales, as well as the rate of technical obsolescence for the developed technology and patents. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales. Included in Accrued liabilities and Other non-current liabilities above is a total of $8,100 for existing and contingent liabilities relating to SLI's environmental matters, which are further discussed in Note 15 - "Commitments and Contingencies." The amount of net sales and operating income of the acquired business included in the Company's consolidated statement of operations for the three months ended March 31, 2017 was approximately $44,900 and $2,300, respectively. The results of operations of the acquired business are reported within the Company's Diversified Industrial segment.

Pro Forma Disclosures

Unaudited pro forma revenue and net income attributable to common unitholders of the combined entities is presented below as if SLI and EME had both been acquired January 1, 2015.

Three Months Ended March 31,
2016
Total revenue	$312,874
Net income attributable to common unitholders	$1,005
Net income attributable to common unit holders per common unit - basic and diluted	$0.04

This unaudited pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the SLI and EME acquisitions taken place on January 1, 2015. The information is based on historical financial information with respect to the acquisitions and does not include operational or other changes which might have been effected by the Company. The unaudited pro forma earnings reflect incremental depreciation and amortization expense based on the fair value adjustments for the acquired property, plant and equipment and intangible assets, which are principally amortized using the double-declining balance method for customer relationships and the straight line method for other intangibles, over periods principally ranging from 10 to 15 years. The unaudited proforma earnings were also adjusted to reflect incremental interest expense on the borrowings made to finance the acquisitions, and to exclude acquisition-related costs incurred by both the Company and the acquired entities during the period presented.

3. DIVESTITURES AND ASSET IMPAIRMENT CHARGES

Divestitures

In the first quarter of 2017, API sold a facility in Rahway, N.J. for approximately $7,500. As a result of the sale, the Company recorded a gain of approximately $200, which is recorded in Other expenses (income), net in the Company's consolidated statements of operations.

Also, in January 2017, HNH sold its Micro-Tube Fabricators, Inc. business ("MTF") for approximately $2,500 and recorded a loss on sale of $400, which is included in Other expenses (income), net in the Company's consolidated statements of operations. MTF specialized in the production of precision fabricated tubular components produced for medical device, aerospace, aircraft, automotive and electronic applications. The price was payable $2,000 in cash at closing and a $500 subordinated promissory note to HNH bearing 5% interest annually. Half the note will be paid to HNH 6-months after closing and the remainder paid 1-year after closing. In addition, HNH may receive up to $1,000 of additional contingent consideration if certain sales volume milestones are met between the sale date and December 31, 2019. The operations of MTF were not significant to the Company's consolidated financial statements.

Asset Impairment Charges

In the three months ended March 31, 2016, Steel Excel recorded non-cash asset impairment charges of $1,470 related to other-than-temporary impairments on certain investments. This determination was based on several factors, including adverse changes in the market conditions and economic environments in which the entities operate. For additional information, see Note 7 - "Investments."

4. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classification of WebBank's loans receivable, including loans held for sale, at March 31, 2017 and December 31, 2016 are as follows:

	Total				Current		Non-current
	March 31, 2017%		December 31, 2016%		March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Loans held for sale	$105,490		$80,692		$105,490	$80,692	$—	$—
Real estate loans:
Commercial – owner occupied	$593	1%	$604	1%	37	43	556	561
Commercial – other	286	—%	266	—%	—	—	286	266
Total real estate loans	879	1%	870	1%	37	43	842	827
Commercial and industrial	50,820	70%	50,564	68%	1,736	3,059	49,084	47,505
Consumer loans	20,810	29%	22,805	31%	8,764	8,949	12,046	13,856
Total loans	72,509	100%	74,239	100%	10,537	12,051	61,972	62,188
Less:
Allowance for loan losses	(1,556)		(1,483)		(1,556)	(1,483)	—	—
Total loans receivable, net	$70,953		$72,756		8,981	10,568	61,972	62,188
Loans receivable, including loans held for sale (a)					$114,471	$91,260	$61,972	$62,188

(a)
The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, net was $176,440 and $153,488 at March 31, 2017 and December 31, 2016, respectively.

Commercial and industrial loans include unamortized premiums of $2 and unaccreted discounts of $422 at March 31, 2017. Consumer loans include unaccreted discounts of $198 at March 31, 2017. Loans with a carrying value of approximately $48,030 and $47,237 were pledged as collateral for potential borrowings at March 31, 2017 and December 31, 2016, respectively. WebBank serviced $3,609 in loans for others at March 31, 2017.

The allowance for loan losses ("ALLL") represents an estimate of probable and estimable losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALLL is established by analyzing the portfolio at least quarterly and a provision for or reduction of loan losses is recorded so that the ALLL is at an appropriate level at the balance sheet date. The increase in the ALLL was due to an increase in existing impaired loans and the addition of a loan portfolio of held-to-maturity consumer loans. There have been no other significant changes in the credit quality of loans in the loan portfolio since December 31, 2016.

5. INVENTORIES, NET

A summary of Inventories, net is as follows:

	March 31, 2017	December 31, 2016
Finished products	$45,191	$42,824
In-process	24,013	19,160
Raw materials	43,512	42,881
Fine and fabricated precious metal in various stages of completion	17,848	15,019
	130,564	119,884
LIFO reserve	(1,281)	(679)
Total	$129,283	$119,205

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, HNH purchases, maintains and utilizes precious metal inventory. HNH records certain of its precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through Cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

Certain customers and suppliers of HNH choose to do business on a "pool" basis and furnish precious metal to HNH for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included on the Company's consolidated balance sheets. To the extent HNH is able to utilize customer precious metal in its production processes, such customer metal replaces the need for HNH to purchase its own inventory. As of March 31, 2017, customer metal in HNH's custody consisted of 138,686 ounces of silver, 517 ounces of gold and 1,391 ounces of palladium.

	March 31, 2017	December 31, 2016
Supplemental inventory information:
Precious metals stated at LIFO cost	$4,854	$5,001
Precious metals stated under non-LIFO cost methods, primarily at fair value	$11,713	$9,339
Market value per ounce:
Silver	$18.21	$16.05
Gold	$1,244.85	$1,159.10
Palladium	$798.00	$676.00

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying value of goodwill by reportable segment is as follows:

	Diversified Industrial	Corporate and Other	Total
Balance at December 31, 2016
Gross goodwill	$167,342	$81	$167,423
Accumulated impairments	—	—	—
Net goodwill	167,342	81	167,423
Acquisitions	—	—	—
Impairments	—	—	—
Currency translation adjustments	216	—	216
Other adjustments	(219)	—	(219)
Balance at March 31, 2017
Gross goodwill	167,339	81	167,420
Accumulated impairments	—	—	—
Net goodwill	$167,339	$81	$167,420

A summary of Other intangible assets, net is as follows:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$221,102	$63,757	$157,345	$220,890	$57,978	$162,912
Trademarks	51,861	12,655	39,206	51,717	11,682	40,035
Patents and technology	28,038	9,934	18,104	27,947	9,332	18,615
Other	16,141	11,344	4,797	16,652	11,002	5,650
	$317,142	$97,690	$219,452	$317,206	$89,994	$227,212

Other intangible assets, net as of March 31, 2017 includes approximately $125,000 in intangible assets, primarily trade names, customer relationships, developed technology, patents and customer order backlog, associated with the SLI, EME, Hazen and AMP acquisitions. These balances are subject to adjustment during the finalization of the purchase price allocations for each of these acquisitions.

Trademarks with indefinite lives as of both March 31, 2017 and December 31, 2016 were $8,020. Amortization expense related to intangible assets was $8,119 and $4,324 for the three months ended March 31, 2017 and 2016, respectively. The increase in amortization expense during 2017 was principally due to the Company's recent acquisitions discussed in Note 2 - "Acquisitions."

7. INVESTMENTS

Short-Term Investments

Marketable Securities

The Company's short-term investments primarily consist of its marketable securities portfolio held by its subsidiary, Steel Excel. These marketable securities as of March 31, 2017, and December 31, 2016, are classified as available-for-sale securities, with changes in fair value recognized in Partners' capital as Other comprehensive income (loss), except for other-than-temporary impairments, which are reflected as a reduction of cost and charged to the consolidated statements of operations. The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investments. The Company's portfolio of marketable securities was as follows:

	March 31, 2017				December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Short-term deposits	$70,489	$—	$—	$70,489	$73,270	$—	$—	$73,270
Mutual funds	11,997	3,392	—	15,389	11,997	2,279	—	14,276
Corporate securities	18,721	7,453	(262)	25,912	17,516	4,586	(586)	21,516
Corporate obligations	16,740	1,938	—	18,678	17,232	734	(108)	17,858
Total marketable securities	117,947	12,783	(262)	130,468	120,015	7,599	(694)	126,920
Amounts classified as cash equivalents	(70,489)	—	—	(70,489)	(73,270)	—	—	(73,270)
Amounts classified as marketable securities	$47,458	$12,783	$(262)	$59,979	$46,745	$7,599	$(694)	$53,650

Proceeds from sales of marketable securities were $1,200 and $31,500 in the three months ended March 31, 2017 and 2016, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of Other expenses (income), net in the Company's consolidated statements of operations, were as follows:

	Three Months Ended March 31,
	2017	2016
Gross realized gains	$12	$65
Gross realized losses	(227)	(1,393)
Realized losses, net	$(215)	$(1,328)

The fair value of marketable securities with unrealized losses at March 31, 2017, and the duration of time that such losses had been unrealized, were as follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$1,034	$(116)	$594	$(146)	$1,628	$(262)
Total	$1,034	$(116)	$594	$(146)	$1,628	$(262)

The fair value of marketable securities with unrealized losses at December 31, 2016, and the duration of time that such losses had been unrealized, were as follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$2,316	$(384)	$662	$(202)	$2,978	$(586)
Corporate obligations	12,481	(108)	—	—	12,481	(108)
Total	$14,797	$(492)	$662	$(202)	$15,459	$(694)

The gross unrealized losses primarily related to losses on corporate securities and corporate obligations, which primarily consist of investments in equity and debt securities of publicly-traded entities. Based on the Company's evaluation of similar securities in the first quarter of 2016, it determined that certain unrealized losses represented other-than-temporary impairments. This determination was based on several factors, including adverse changes in the market conditions and economic environments in which the entities operate. The Company recognized asset impairment charges of approximately $1,470 for the three months ended March 31, 2016, equal to the cost basis of such securities in excess of their fair values. The Company has determined that there was no indication of other-than-temporary impairments on its investments with unrealized losses as of March 31, 2017. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entities, and the intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of available-for-sale debt securities and marketable securities as of March 31, 2017, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
Debt securities maturing after one year through three years	$16,740	$18,678
Securities with no contractual maturities	101,207	111,790
	$117,947	$130,468

Long-Term Investments

The following table summarizes the Company's long-term investments as of March 31, 2017 and December 31, 2016. For those investments at fair value, the carrying amount of the investment equals its respective fair value.

	Ownership %		Long-Term Investments Balance		(Income) Loss Recorded in the Consolidated Statements of Operations
					Three Months Ended March 31,
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	2017	2016
Corporate securities (1)			$91,587	$75,608	$—	$—
Corporate obligations (2)			4,719	4,350	(369)	—
ModusLink Global Solutions, Inc. ("MLNK") warrants			32	19	(12)	467
Equity method investments:
Carried at fair value:
ModusLink Global Solutions, Inc.	32.7%	32.9%	32,729	26,547	(5,122)	12,748
Aviat Networks, Inc. ("Aviat")	12.7%	12.7%	10,094	9,269	(825)	465
Other	43.8%	43.8%	1,223	1,223	—	642
SL Industries, Inc.	100.0%	100.0%	—	—	—	(2,109)
API Technologies Corp. ("API Tech")	—%	—%	—	—	—	(6,746)
Long-term investments carried at fair value			140,384	117,016
Carried at cost:
Other equity method investments (3)			3,029	3,050	26	(29)
Total			$143,413	$120,066	$(6,302)	$5,438

(1)
Represents available-for-sale securities at March 31, 2017 and December 31, 2016. Cost basis totaled $12,550 at March 31, 2017 and $12,250 at December 31, 2016 and gross unrealized gains totaled $79,037 and $63,358 at March 31, 2017 and December 31, 2016, respectively.

(2)
Cost basis totaled $3,480 at both March 31, 2017 and December 31, 2016 and gross unrealized gains totaled $1,239 and $870 at March 31, 2017 and December 31, 2016, respectively. Changes in fair value are recorded in the Company's consolidated statements of operations as the Company elected the fair value option to account for this investment.

(3)	Represents Steel Excel's investments in iGo, Inc. ("iGo") of 45% and a 50% investment in API Optix s.r.o ("API Optix"), a joint venture investment held by API.

Equity Method Investments

The Company's investments in associated companies are accounted for under the equity method of accounting. Associated companies are included in the Diversified Industrial, Energy, or Corporate and Other segments. Certain associated companies have a fiscal year end that differs from December 31. Additional information for each of SPLP's investments in associated companies as of March 31, 2017 are as follows:

Equity Method, Carried At Fair Value:

•
MLNK provides supply chain and logistics services to companies in consumer electronics, communications, computing, medical devices, software and retail. MLNK also issued the Company warrants to purchase an additional 2,000,000 shares at $5.00 per share, which expire in March 2018.

•	Aviat is a global provider of microwave networking solutions.

•	The Other investment represents the Company's investment in a Japanese real estate partnership.

•	SLI, which was previously classified as an equity method investment, was acquired by HNH in 2016.

•
API Tech is a designer and manufacturer of high performance systems, subsystems, modules and components. In April 2016, API Tech consummated a merger pursuant to which holders of its common stock received $2.00 for each share held. Upon consummation of the merger, Steel Excel received $22,900 for its investment in API Tech, and Steel Excel no longer holds an investment in API Tech.

Equity Method, Carried At Cost:

•
Steel Excel has an investment in iGo, a provider of accessories for mobile devices. This investment is being accounted for under the traditional equity method. Based on the closing market price of iGo's publicly-traded shares, the fair value of the investment in iGo was approximately $3,600 and $3,900 at March 31, 2017 and December 31, 2016, respectively.

•
WFH LLC's API subsidiary has a 50% joint venture in API Optix with IQ Structures s.r.o. API Optix provides development and origination services in the field of micro and nano-scale surface relief technology. The investment, based in Prague, Czech Republic, is being accounted for under the traditional equity method.

The below summary balance sheet and statement of operations amounts include results for associated companies for the periods in which they were accounted for as an associated company, or the nearest practicable corresponding period to the Company's fiscal period.

	March 31, 2017	December 31, 2016
Summary of balance sheet amounts:
Current assets	$285,692	$317,014
Non-current assets	26,506	28,169
Total assets	$312,198	$345,183

Current liabilities	$171,887	$200,966
Non-current liabilities	66,815	67,483
Total liabilities	238,702	268,449
Equity	73,496	76,734
Total liabilities and equity	$312,198	$345,183

	Three Months Ended March 31,
	2017	2016
Summary operating results:
Net revenue	$117,568	$172,750
Gross profit	$11,198	$22,833
Net loss	$(2,906)	$(10,500)

Other Investments

WebBank had $15,130 and $11,558 of held-to-maturity securities at March 31, 2017 and December 31, 2016, respectively. WebBank records these securities at amortized cost, and they included in Other non-current assets on the Company's consolidated balance sheets. The dollar value of these securities with maturities less than five years is $618, after five years through ten years, is $13,554 and after ten years is $958. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The securities are collateralized by unsecured consumer loans. These securities had an estimated fair value of $15,152 and $11,556 at March 31, 2017 and December 31, 2016, respectively.

8. LONG-TERM DEBT

Debt consists of the following:

	March 31, 2017	December 31, 2016
Short term debt:
API - foreign	$761	$832
HNH - foreign	561	553
Short-term debt	1,322	1,385
Long-term debt:
SPLP revolving facility	48,749	58,651
HNH revolving facilities	282,012	267,224
HNH other debt - domestic	6,387	6,493
HNH foreign loan facilities	—	1,019
Steel Excel term loan, net of unamortized debt issuance costs	36,219	36,195
API revolving facilities	13,388	12,330
API term loans	11,021	11,142
Subtotal	397,776	393,054
Less portion due within one year	52,236	62,928
Long-term debt	345,540	330,126
Total debt	$399,098	$394,439

SPLP Revolving Credit Facility

The Company's amended credit facility with PNC Bank, National Association ("PNC Credit Facility") provides for a revolving credit facility with borrowing availability of up to $105,000. Amounts outstanding under the PNC Credit Facility bear interest at SPLP's option at either LIBOR or the Base Rate, as defined, plus an applicable margin under the loan agreement (1.63% and 0.63%, respectively, for LIBOR and Base Rate borrowings as of March 31, 2017) and requires a commitment fee to be paid on unused borrowings. The borrowings are collateralized by first priority security interests of certain of the Company's deposit accounts and investments, including investments in majority-owned, consolidated subsidiaries. The pledged collateral as of March 31, 2017 totaled approximately $324,000. The average interest rate on the PNC Credit Facility was 2.90% as of March 31, 2017. The PNC Credit Facility also contains customary affirmative and negative covenants, including a minimum cash balance covenant and customary events of default. Any amounts outstanding under the PNC Credit Facility are due and payable in full on October 23, 2017, and accordingly, the total amount outstanding is classified in Current portion of long-term debt on the Company's consolidated balance sheets as of March 31, 2017 and December 31, 2016. The PNC Credit Facility also includes provisions for the issuance of letters of credit up to $10,000, with any such issuances reducing total borrowing availability. The Company's availability under the PNC Credit Facility was approximately $27,500 as of March 31, 2017.

HNH Debt

Senior Credit Facility

HNH's amended and restated senior credit agreement ("Senior Credit Facility") provides for an up to $400,000 senior secured revolving credit facility, including a $20,000 sublimit for the issuance of letters of credit and a $20,000 sublimit for the issuance of swing loans. Borrowings under the Senior Credit Facility bear interest at HNH's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (2.25% and 1.25%, respectively, for LIBOR and Base Rate borrowings at March 31, 2017), and the revolving facility provides for a commitment fee to be paid on unused borrowings. The weighted-average interest rate on the revolving facility was 3.23% at March 31, 2017. HNH's availability under the Senior Credit Facility was $48,800 as of March 31, 2017.

The Senior Credit Facility will expire, with all amounts outstanding due and payable, on August 29, 2019. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic wholly-owned subsidiaries and certain foreign wholly-owned subsidiaries of HNH, and obligations under the Senior Credit Facility are collateralized by first priority security interests in and liens upon present and future assets of these subsidiaries. The Senior Credit Facility restricts these subsidiaries' ability to transfer cash or other assets to HNH, the parent company, subject to certain exceptions, including required pension payments to the WHX Corporation Pension Plan and the WHX Pension Plan II. The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. HNH was in compliance with all debt covenants at March 31, 2017.

Master Lease Agreement

In 2016, HNH entered into a master lease agreement with TD Equipment Finance, Inc. ("TD Equipment"), which establishes the general terms and conditions for a $10,000 credit facility under which HNH may lease equipment and other property from TD Equipment pursuant to the terms of individual lease schedules. As of March 31, 2017, $5,400 was outstanding under the master lease agreement. No leases had been entered into as of December 31, 2016 under the agreement.

Steel Excel Credit Agreement

Steel Excel's energy business has a credit agreement, as amended ("Amended Credit Agreement"), that provides for a borrowing capacity of $105,000, consisting of a $95,000 secured term loan ("Term Loan") and up to $10,000 in revolving loans ("Revolving Loans"), subject to a borrowing base of 85% of the eligible trade receivables.

Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy Ltd. ("Steel Energy") and its wholly-owned subsidiaries, Sun Well Service, Inc. ("Sun Well"), Rogue Pressure Services, Ltd. ("Rogue") and Black Hawk Energy Services Ltd. ("Black Hawk Ltd"), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue and Black Hawk Ltd. The carrying value as of March 31, 2017 of the assets pledged as collateral by Steel Energy and its subsidiaries under the Amended Credit Agreement was approximately $123,867.

The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3,300 and a balloon payment due on the maturity date. As a result of Term Loan prepayments made by Steel Excel in prior periods, no quarterly installment payments are due until 2018. Steel Excel only has an amount outstanding under the Term Loan at March 31, 2017. Borrowings under the Amended Credit Agreement bear interest at annual rates of either (i) the Base Rate, as defined, plus an applicable margin of 1.50% to 2.25% or (ii) LIBOR plus an applicable margin of 2.50% to 3.25%. The applicable margin for both Base Rate and LIBOR is determined based on the leverage ratio calculated in accordance with the Amended Credit Agreement. LIBOR-based borrowings are available for interest periods of one, three, or six months. In addition, Steel Excel is required to pay commitment fees of between 0.375% and 0.50% per annum on the daily unused amount of the Revolving Loans. The interest rate on the borrowings under the Amended Credit Agreement was 3.70% at March 31, 2017.

API Long-Term Debt Facilities

Revolving Facilities

API, in the UK, has a multi-currency revolving agreement of £13,500 (approximately $16,700) that expires on June 30, 2018 ("UK Facility"). At March 31, 2017, approximately $13,388 was outstanding under the UK Facility. Borrowings under the UK Facility bear interest at LIBOR plus a margin of between 1.50% to 2.40%, and the interest rate was approximately 1.97% at March 31, 2017. These borrowings are secured by certain UK assets, which totaled approximately $44,800 at March 31, 2017, and include certain debt covenants, including leverage and interest coverage. API was in compliance with all covenants at March 31, 2017.

API also has a revolving facility in the U.S. that expires in June 2018 ("U.S. Facility"), with availability of up to approximately $5,400 as of March 31, 2017. There was no amount outstanding under the U.S. Facility at March 31, 2017. Borrowings under the U.S Facility bear interest at LIBOR plus 3.00%. The U.S. facility is secured by certain inventories and receivables, which totaled approximately $29,500 at March 31, 2017. API received a temporary waiver after failing to meet one of the debt covenants under this facility as of December 31, 2016. The facility was amended in February 2017 to modify and add certain covenants and provisions that will be in place until June 30, 2018.

Term Loans

In the third quarter of 2016, API entered into a term loan in the U.S. totaling approximately $9,000 to partially fund its acquisition of Hazen (see Note 2 - "Acquisitions"). This term loan bears interest at LIBOR plus 3.00% and had an interest rate of 3.98% at March 31, 2017. In addition, API has certain term loans for equipment for approximately $1,200 and $800 at March 31, 2017. These loans had interest rates of 3.79% and 4.26% at March 31, 2017, respectively, and are secured over the related equipment.

9. FINANCIAL INSTRUMENTS

At March 31, 2017 and December 31, 2016, financial instrument obligations and related restricted cash consist primarily of $13,513 and $12,640, respectively, of short sales of corporate securities. Activity is summarized below for financial instrument liabilities and related restricted cash:

	March 31,
	2017	2016
Balance, beginning of period	$12,640	$21,639
Settlement of short sales of corporate securities	(23)	(9,176)
Short sales of corporate securities	48	76
Net investment losses (gains)	848	(1,114)
Balance of financial instrument liabilities and related restricted cash, end of period	$13,513	$11,425

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

Foreign Currency Forward Contracts

API enters into foreign currency forward contracts to hedge its receivables and payables denominated in other currencies. In addition, API enters into foreign currency forward contracts to hedge the value of its future sales denominated in Euros and the value of its future purchases denominated in USD. These hedges have settlement dates ranging through December 2017. The forward contracts that are used to hedge the risk of foreign exchange movement on its receivables and payables are accounted for as fair value hedges. At March 31, 2017, there were contracts in place to buy Sterling and sell Euros in the amount of €8,250. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net change in fair value of the derivative assets and liabilities are recognized in the Company's consolidated statements of operations. The forward contracts that are used to hedge the value of API's future sales and purchases are accounted for as cash flow hedges. At March 31, 2017, there were contracts in place to hedge the value of future sales denominated in Euros in the amount of €8,700 and the value of future purchases denominated in USD in the amount of $1,125. These hedges are fully effective, and, accordingly the changes in fair value are recorded in accumulated other comprehensive income ("AOCI") and, at maturity, any gain or loss on the forward contract is reclassified from AOCI into the Company's consolidated statements of operations.

WebBank - Derivative Financial Instruments

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets at March 31, 2017 and are classified within Level 3 in the fair value hierarchy (see Note 14 - "Fair Value Measurements"). At March 31, 2017, derivatives outstanding mature within 3 to 5 years. Gains and losses resulting from changes in fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Call and Put Options

During the quarter ended March 31, 2017, the Company sold call options for proceeds of approximately $230 and purchased put options totaling $783 related to an exchange traded index fund. The options are traded in active markets, and accordingly, the Company records the fair value of the options through the use of quoted prices and records any changes in fair value in the consolidated statements of operations in Other expenses (income), net. These derivative financial instruments are classified within Level 1 in the fair value hierarchy.

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

As of March 31, 2017, HNH had the following outstanding forward contracts with settlement dates through April 2017. There were no futures contracts outstanding at March 31, 2017.

Commodity	Amount	Notional Value
Silver	658,710 ounces	$12,000
Gold	600 ounces	$700
Copper	375,000 pounds	$900
Tin	30 metric tons	$600

Fair Value Hedges. Of the total forward contracts outstanding, 523,710 ounces of silver and substantially all the copper contracts are designated and accounted for as fair value hedges. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net change in fair value of the derivative assets and liabilities, and the change in the fair value of the underlying hedged inventory, are recognized in the Company's consolidated statements of operations, and such amounts principally offset each other due to the effectiveness of the hedges. The fair value hedges are associated primarily with HNH's precious metal inventory carried at fair value.

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets and the effect of derivative instruments in the Company's consolidated statements of operations are shown in the following tables:

Derivative	Balance Sheet Location	March 31, 2017	December 31, 2016
Commodity contracts (a), (b)	Accrued liabilities	$(54)	$(111)
Commodity contracts (c)	(Accrued liabilities)/Prepaid expenses and other current assets	(58)	3
Foreign exchange forward contracts (a), (d)	Accrued liabilities	(538)	(872)
Foreign exchange forward contracts (a), (b)	Accrued liabilities	(4)	(76)
Foreign exchange forward contracts (a), (d)	Prepaid expenses and other current assets	35	—
Economic interests in loans (c)	Other non-current assets	8,028	6,162
Call options	Other current liabilities	(182)	—
Put options	Prepaid expenses and other current assets	449	—
Total derivatives		$7,676	$5,106

		Three Months Ended March 31,
		2017	2016
Derivative	Statement of Operations Location	Gain (Loss)	Gain (Loss)
Commodity contracts (a), (b)	Cost of goods sold	$(1,183)	$(978)
Commodity contracts (c)	Cost of goods sold	95	(24)
Commodity contracts (c)	Realized and unrealized loss on derivatives	(360)	(123)
Foreign exchange forward contracts (a), (d)	Revenue/Cost of goods sold	(405)	108
Foreign exchange forward contracts (a), (b)	Other expenses (income), net	(11)	(196)
Economic interests in loans (c)	Revenue	2,497	—
Call options	Other expenses (income), net	48	—
Put options	Other expenses (income), net	(334)	—
Total derivatives		$347	$(1,213)

(a)	Designated as hedging instruments.

(b)	Fair value hedge.

(c)	Economic hedge.

(d)	Cash flow hedge.

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

At March 31, 2017 and December 31, 2016, WebBank's undisbursed loan commitments totaled $143,523 and $184,784, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

WebBank estimates an allowance for potential losses on off-balance sheet contingent credit exposures related to the guaranteed amount of its Small Business Administration ("SBA") and United States Department of Agriculture ("USDA") loans and whether or not the SBA/USDA honors the guarantee. WebBank determines the allowance for these contingent credit exposures based on historical experience and portfolio analysis. The allowance is included with Other non-current liabilities on the Company's consolidated balance sheets, with any related increases or decreases in the reserve included in the Company's consolidated statements of operations. The allowance was $188 at both March 31, 2017 and December 31, 2016.

10. PENSION BENEFIT PLANS

The following table presents the components of pension expense for HNH's and API's pension plans:

	Three Months Ended March 31,
	2017	2016
Service cost	$—	$14
Interest cost	5,453	6,083
Expected return on plan assets	(6,482)	(7,514)
Administrative costs	313	268
Amortization of actuarial loss	2,288	2,125
Total	$1,572	$976

Required future pension contributions are determined based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. Required minimum pension contributions are as follows:

•	HNH expects to contribute $29,700 for the remainder of 2017, and $31,100, $39,900, $36,000, $32,700 and $80,600 in 2018, 2019, 2020, 2021 and for the five years thereafter, respectively.

•	API expects to contribute approximately $870 per year until 2021.

11. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of March 31, 2017, the Company had 26,083,971 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

On December 7, 2016, the Board of Directors of SPH GP approved the repurchase of up to an aggregate of 2,000,000 of the Company's common units ("Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan, and the Repurchase Program has no termination date. During the first quarter of 2017, the Company purchased 69,005 units for an aggregate price of approximately $1,306.

Common Unit Dividend

On January 13, 2017, the Company paid dividends of approximately $3,923 to common unitholders of record as of January 3, 2017, excluding a consolidated affiliate. This amount was included in Accrued liabilities on the Company's consolidated balance sheet as of December 31, 2016. This special one-time cash dividend of $0.15 per common unit was declared on December 22, 2016. Any future determination to declare dividends on its common units will remain at the discretion of the Company's Board of Directors and will be dependent upon a number of factors, including the Company's results of operations, cash flows, financial position and capital requirements, among others.

Steel Excel Transaction

On December 23, 2016, the Company entered into an Amended Agreement and Plan of Merger with a subsidiary of the Company and Steel Excel to make a tender offer to purchase any and all of the outstanding shares of common stock of Steel Excel not already owned by the Company or any of its affiliates. In exchange for each share of Steel Excel common stock, the Company offered 0.712 of new 6.0% Series A preferred units, no par value ("SPLP Preferred Units"). The offer commenced on January 9, 2017 and expired on February 6, 2017. As a result of the completion of the offer, the Company issued approximately 2,500,000 SPLP Preferred Units with a fair value and liquidation value of $25.00 per SPLP Preferred Unit, or approximately $63,500, to Steel Excel shareholders and paid approximately $2,100 in cash for any remaining unvested restricted shares of Steel Excel. As a result, the Company now owns 100% of Steel Excel.

The SPLP Preferred Units entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution, which is recorded as a component of interest expense in the Company's consolidated statement of operations. On March 15, 2017, the Company paid a cash distribution of approximately $380 to preferred unitholders of record as of March 1, 2017. The SPLP Preferred Units have a term of nine years and are redeemable at any time at the Company's option at the liquidation value, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption. In addition, the holders can require the Company to repurchase up to 525,000 of the SPLP Preferred Units, in cash on a pro rata basis, on the third anniversary of the original issuance date, reduced by any preferred units called for redemption by the Company, in cash on a pro rata basis, prior to that time. The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions.

The SPLP Preferred Units are recorded as a long-term liability on the Company's consolidated balance sheet as of March 31, 2017 because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. In accordance with the accounting standard on consolidation, changes in a parent's ownership interest where the parent retains a controlling financial interest in its subsidiary are accounted for as equity transactions. The carrying amount of the noncontrolling interest in Steel Excel has been eliminated to reflect the change in SPLP's ownership interest in Steel Excel, and the difference between the fair value of the consideration paid to the noncontrolling interest holders of Steel Excel and the amount by which the noncontrolling interest was adjusted has been recognized in Partners' capital.

Accumulated Other Comprehensive Loss

Changes, net of tax, in Accumulated other comprehensive loss are as follows:

	Three Months Ended March 31, 2017
	Unrealized gain on available-for-sale securities	Unrealized loss on derivative financial instruments	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at beginning of period	$62,527	$(2,470)	$(19,548)	$(109,270)	$(68,761)
Other comprehensive income, net of tax - before reclassifications (a)	16,933	280	987	—	18,200
Reclassification adjustments, net of tax (b)	87	—	—	—	87
Net other comprehensive income attributable to common unitholders (c)	17,020	280	987	—	18,287
Other changes	848	—	—	—	848
Balance at end of period	$80,395	$(2,190)	$(18,561)	$(109,270)	$(49,626)

(a)	Net of a tax provision of approximately $2,172.

(b)	Net of a tax provision of approximately $51.

(c)
Amounts do not include the net unrealized gain on available-for-sale securities of $811, the unrealized loss on derivative financial instruments of $27 and cumulative translation adjustment losses of $240, which are attributable to noncontrolling interests.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP, which are determined as of the last day of each fiscal year. If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the amount accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. The expense is recorded in Selling, general and administrative expenses ("SG&A") in the Company's consolidated statements of operations. The Company recorded approximately $5,114 of incentive unit expense in the three months ended March 31, 2017. There was no incentive unit expense recorded in the three months ended March 31, 2016.

12. INCOME TAXES

The Company recorded tax provisions of $6,846 and $3,735 for the three months ended March 31, 2017 and 2016, respectively. The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of the deferred tax assets will not be realized in future periods.

During the fourth quarter of 2015, WFHC and CoSine entered into a series of transactions whereby CoSine was merged with and into WFH LLC, a newly formed wholly-owned subsidiary of WFHC, which is disregarded for income tax purposes. Also, in the fourth quarter of 2015, the Company recorded a tax benefit in continuing operations of approximately $111,881 associated with the reversal of deferred tax valuation allowances attributable to federal net operating loss carryforwards of approximately $329,600 associated with WFHC, WebBank and the newly merged CoSine business ("WFHC U.S. Consolidated Group") given the resulting change in its judgment about the realizability of the associated deferred tax assets. During the first quarter of 2016, the Company revised its calculation of the expected benefit to be derived from the realizability of federal deferred tax assets of the WFHC U.S. Consolidated Group and recorded an additional tax benefit of approximately $4,182.

13. NET (LOSS) INCOME PER COMMON UNIT

The following data was used in computing net (loss) income per common unit shown in the Company's consolidated statements of operations:

	Three Months Ended March 31,
	2017	2016
Net (loss) income	$(3,098)	$2,344
Net income attributable to noncontrolling interests in consolidated entities	(984)	(382)
Net (loss) income attributable to common unitholders	$(4,082)	$1,962
Basic and diluted net (loss) income per common unit:
Net (loss) income attributable to common unitholders	$(0.16)	$0.07
Denominator for net (loss) income per common unit - basic	26,145,711	26,632,689
Effect of dilutive securities:
Unvested restricted common units	—	12,394
Denominator for net (loss) income per common unit - diluted (a)	26,145,711	26,645,083

(a)
For the three months ended March 31, 2017, the diluted per unit calculation was based on the basic weighted-average units only since the impact of 266,342 incentive units, 41,085 unvested restricted common units, and 1,910,964 preferred units would have been anti-dilutive.

14. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of March 31, 2017 and December 31, 2016 are summarized by type of inputs applicable to the fair value measurements as follows:

March 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$28,528	$5,462	$25,989	$59,979
Long-term investments (a)	134,410	4,719	1,255	140,384
Investments in certain funds	—	—	472	472
Precious metal and commodity inventories recorded at fair value	12,556	—	—	12,556
Economic interests in loans	—	—	8,028	8,028
Long put options	449	—	—	449
Foreign currency forward exchange contracts	—	114	—	114
Total	$175,943	$10,295	$35,744	$221,982

Liabilities:
Financial instrument obligations	$13,513	$—	$—	$13,513
Short call options	182	—	—	182
Commodity contracts on precious metal and commodity inventories	—	112	—	112
Foreign currency forward exchange contracts	—	621	—	621
Total	$13,695	$733	$—	$14,428

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$25,498	$3,994	$24,158	$53,650
Long-term investments (a)	111,424	4,350	1,242	117,016
Investments in certain funds	—	—	469	469
Precious metal and commodity inventories recorded at fair value	10,143	—	—	10,143
Economic interests in loans	—	—	6,162	6,162
Foreign currency forward exchange contracts	—	92	—	92
Total	$147,065	$8,436	$32,031	$187,532

Liabilities:
Financial instrument obligations	$12,640	$—	$—	$12,640
Commodity contracts on precious metal and commodity inventories	—	108	—	108
Foreign currency forward exchange contracts	—	1,040	—	1,040
Total	$12,640	$1,148	$—	$13,788

(a)	For additional detail of the marketable securities and long-term investments see Note 7 - "Investments."

There were no transfers of securities among the various measurement input levels during the three months ended March 31, 2017.

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

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long-Term Investments
	Investments in Associated Companies (a)	ModusLink Warrants (a)	Marketable Securities and Other (b)	Total
Assets
Balance at December 31, 2015	$1,931	$543	$27,980	$30,454
Sales and cash collections	—	—	(3,634)	(3,634)
Unrealized gains	—	—	2,654	2,654
Unrealized losses	(642)	(467)	—	(1,109)
Balance at March 31, 2016	$1,289	$76	$27,000	$28,365

Balance at December 31, 2016	$1,223	$19	$30,789	$32,031
Sales and cash collections	—	—	(1,249)	(1,249)
Realized gains	—	—	2,497	2,497
Unrealized gains	—	13	2,452	2,465
Balance at March 31, 2017	$1,223	$32	$34,489	$35,744

(a)	Unrealized gains and losses are recorded in (Income) loss of associated companies and other investments held at fair value, net of taxes in the Company's consolidated statements of operations.

(b)	Realized gains and losses on sale are recorded in Other expenses (income), net or Revenue in the Company's consolidated statements of operations.

Long-Term Investments - Valuation Techniques

The Company estimates the value of one of its investments in an associated company primarily using a discounted cash flow method adjusted for additional information related to debt covenants, solvency issues and other related matters. The ModusLink warrants are valued using the Black-Scholes option pricing model.

Marketable Securities and Other - Valuation Techniques

The Company uses the net asset value included in quarterly statements it receives in arrears from a venture capital fund to determine the fair value of such fund and determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities. The fair value of the derivatives held by WebBank (see Note 9 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flows analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 7.28% to 28.99%, a constant default rate of 1.74% to 17.86% and a discount rate of 5.25% to 18.32%.

15. COMMITMENTS AND CONTINGENCIES

Environmental and Litigation Matters

As discussed in more detail below, certain of the Company's subsidiaries have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement and as defendants in certain legal proceedings. Most such legal proceedings and environmental investigations involve unspecified amounts of potential damage claims or awards, are in an initial procedural phase, involve significant uncertainty as to the outcome, or involve significant factual issues that need to be resolved, such that it is not possible for the Company to estimate a range of possible loss. For matters that have progressed sufficiently through the investigative process such that the Company is able to reasonably estimate a range of possible losses, an estimated range of possible loss will be provided, in excess of the accrued liability (if any) for such matters. Any estimated range is or will be based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent the Company’s maximum possible loss exposure. The circumstances of such legal proceedings and environmental investigations will change from time to time, and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on the financial position, liquidity or results of operations of the Company.

The environmental claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. As of March 31, 2017, on a consolidated basis, the Company has accrued liabilities of approximately $11,049, which represent the current estimate of the probable cleanup liabilities, including remediation and legal costs and litigation reserves. Expenses relating to these costs, and any recoveries, are included in SG&A in the Company's consolidated statements of operations. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

Environmental Matters

Certain HNH subsidiaries have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH recorded current liabilities of approximately $8,900 related to estimated environmental remediation costs as of March 31, 2017. HNH also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. No insurance reimbursements were recorded during the three months ended March 31, 2017 or 2016.

Included among these liabilities, certain HNH subsidiaries have been identified as PRPs under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state statutes at sites and are parties to administrative consent orders in connection with certain properties. Those subsidiaries may be subject to joint and several liabilities imposed by CERCLA on PRPs. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant in identifying PRPs and allocating or determining liability among them, except to the extent specifically identified below, the subsidiaries are generally unable to reasonably estimate the ultimate cost of compliance with such laws. Similarly, BNS LLC, a wholly-owned subsidiary of the BNS Liquidating Trust, has been named as a PRP at one previously disclosed site and a then-subsidiary of BNS ("BNS Sub") has been identified as a PRP at another previously disclosed site. Based upon information currently available, BNS Liquidating Trust and BNS Sub do not expect that their respective environmental costs or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows of the Company, but there can be no such assurances to this effect.

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

The sites where certain HNH subsidiaries have environmental liabilities include the following:

HNH has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that HNH sold in 2003 ("Sold Parcel") and an adjacent parcel ("Adjacent Parcel") that together comprise the site of a former HNH manufacturing facility. The remaining remediation, monitoring and regulatory administrative costs for the Sold Parcel are expected to approximate $100. With respect to the Adjacent Parcel, an ecological risk assessment has been completed and the results, along with proposed clean up goals, were submitted in the second quarter of 2016 to the CTDEEP for their review and approval. The next phase will be a physical investigation of the upland portion of the parcel. A work plan was submitted in the third quarter of 2016 to the CTDEEP for review and approval. The CTDEEP provided comments on February 28, 2017, and HNH is negotiating a final work plan which is expected to start in the first half of 2017 and is estimated to cost $200. Investigation of the wetlands portion is not expected to start until the later part of 2017, pending regulatory approvals and agreement on wetlands remediation goals. Based on the current stage of the investigation at this site at this time, HNH estimates that it is reasonably possible that it may incur aggregate losses over a period of several years, above its current accrued liability for this site, in a range of $2,000 to $6,000. Due to the uncertainties, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HNH.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of HNH, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and HNH, all after having the first $1,000 paid by the former owner/operator. As of March 31, 2017, total investigation and remediation costs of approximately $5,900 and $1,900 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible, although that policy is about to be exhausted. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. Based on the current stage of the investigation at this site at this time, HNH estimates that it is reasonably possible that they may incur aggregate losses over a period of years, above its current accrued liability for this site, in a range of $100 to $3,000, of which it expects to pay a 25% share. Due to the uncertainties, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or HNH.

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

With respect to the Camden Site, SLI has reported soil contamination and a groundwater contamination plume emanating from the site. A Remedial Action Workplan ("RAWP") for soils is being developed and is expected to be submitted to the NJDEP in the second quarter of 2017, by the Licensed Site Remediation Professional ("LSRP") for the site. The RAWP for treatment of unsaturated soils is scheduled to be initiated during the second quarter of 2017 with post-remediation rebound testing and slab removal to be conducted in the first quarter of 2018. SLI's environmental consultants also implemented an interim remedial action pilot study to treat on-site contaminated groundwater, which consisted of injecting food-grade product into the groundwater at the down gradient property boundary to create a "bio-barrier." Post-injection groundwater monitoring to assess the bio-barrier's effectiveness was completed. Consistent decreases in target contaminants concentrations in groundwater were observed. In December 2014, a report was submitted to the NJDEP stating sufficient information was obtained from the pilot study to complete the full-scale groundwater remedy design. A full scale groundwater bioremediation will be implemented during the fourth quarter of 2017 following the soil remediation mentioned above. A reserve of $1,400 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI or HNH.

SLI is currently participating in environmental assessment and cleanup at a commercial facility located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with the NJDEP and LSRP oversight, but contaminants of concern ("COCs") in groundwater and surface water, which extend off-site, remain above applicable NJDEP remediation standards. A soil remedial action plan has been developed to remove the new soil source contamination that continues to impact groundwater. SLI's LSRP completed a supplemental groundwater remedial action, pursuant to a RAWP filed with, and permit approved by, the NJDEP, and a report was filed with the NJDEP in March 2015. SLI's consultants have developed cost estimates for supplemental remedial injections, soil excavation, and additional tests and remedial activities. The LSRP has prepared a Remedial Investigation Report, which was sent to the NJDEP in May 2016. Off-site access to the adjacent property has been negotiated and monitoring wells have been installed. Results of the initial samples detected COCs above the NJDEP standards. There can be no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HNH.

Litigation Matters

BNS Litigation Matters

BNS Sub has been named as a defendant in 1,371 alleged asbestos-related toxic-tort claims as of March 31, 2017. The claims were filed over a period beginning in 1994 through March 31, 2017. In many cases these claims involved more than 100 defendants. Of the claims filed, 1,316 were dismissed, settled or granted summary judgment and closed as of March 31, 2017. Of the claims settled, the average settlement was less than $3. There remained 55 pending asbestos claims as of March 31, 2017. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $1,543 at both March 31, 2017 and December 31, 2016 in estimated remaining self-insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973, although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of both March 31, 2017 and December 31, 2016, BNS Sub has accrued $1,349 relating to the open and active claims against BNS Sub. This accrual represents the Company's best estimate of the likely costs to defend against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded, through the retroactive billings by BNS Sub.

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $2,058 and $2,093 for the three months ended March 31, 2017 and 2016, respectively. The Management Fee is included in SG&A in the Company's consolidated statements of operations. Unpaid amounts for management fees included in Payables to related parties on the Company's consolidated balance sheets were $58 and $0 at March 31, 2017 and December 31, 2016, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $1,264 and $619 for the three months ended March 31, 2017 and 2016, respectively. Unpaid amounts for reimbursable expenses were approximately $1,220 and $1,031 at March 31, 2017 and December 31, 2016, respectively, and are included in Payables to related parties on the Company's consolidated balance sheets.

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

Other

At March 31, 2017 and December 31, 2016, several related parties and consolidated subsidiaries had deposits totaling $2,797 and $2,786, respectively, at WebBank. Approximately $725 and $718 of these deposits, including interest which was not significant, has been eliminated in consolidation as of March 31, 2017 and December 31, 2016, respectively.

17. SEGMENT INFORMATION

SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other, which are managed separately and offer different products and services. For a more complete description of the Company's segments, see "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview." Corporate assets and overhead expenses are not allocated to the segments.

Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $2,900, $2,000 and $1,175 for the three months ended March 31, 2017 and 2016. These amounts are eliminated in consolidation.

Segment information is presented below:

	Three Months Ended March 31,
	2017	2016
Revenue:
Diversified industrial	$280,214	$206,600
Energy	27,316	19,999
Financial services	15,789	20,194
Total	$323,319	$246,793
Income (loss) before income taxes:
Diversified industrial	$7,946	$12,409
Energy	(7,777)	(3,024)
Financial services	7,623	12,868
Corporate and other	(4,044)	(16,174)
Income before income taxes	3,748	6,079
Income tax provision	6,846	3,735
Net (loss) income	$(3,098)	$2,344
Income (loss) of associated companies and other investments held at fair value, net of taxes:
Diversified industrial	$—	$2,109
Energy	799	6,310
Corporate and other	5,503	(13,857)
Total	$6,302	$(5,438)

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017
Total Capital
(to risk-weighted assets)	$93,555	34.40%	$21,735	8.00%	$25,131	9.25%	$27,168	10.00%
Tier 1 Capital
(to risk-weighted assets)	$91,811	33.80%	$16,301	6.00%	$19,697	7.25%	$21,735	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$91,811	33.80%	$12,226	4.50%	$15,622	5.75%	$17,659	6.50%
Tier 1 Capital
(to average assets)	$91,811	21.10%	$17,415	4.00%	n/a	n/a	$21,769	5.00%

As of December 31, 2016
Total Capital
(to risk-weighted assets)	$90,369	33.90%	$21,320	8.00%	$22,985	8.63%	$26,649	10.00%
Tier 1 Capital
(to risk-weighted assets)	$88,698	33.30%	$15,990	6.00%	$17,655	6.63%	$21,320	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$88,698	33.30%	$11,992	4.50%	$13,658	5.13%	$17,322	6.50%
Tier 1 Capital
(to average assets)	$88,698	22.20%	$15,956	4.00%	n/a	n/a	$19,944	5.00%

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

19. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for each of the three-month periods ending March 31, 2017 and 2016 is presented in the following table:

	Three Months Ended March 31,
	2017	2016
Cash paid during the period for:
Interest	$4,055	$1,929
Taxes	$2,201	$4,316
Non-cash investing activities:
Securities received in exchange for financial instrument obligations	$—	$9,155
Noncontrolling interest acquired in non-monetary exchange	$—	$194
Non-cash financing activities:
Issuance of SPLP Preferred Units to purchase subsidiary shares from noncontrolling interests	$63,503	$—

20. OTHER EXPENSES (INCOME), NET

Other expenses (income), net consists of the following:

	Three Months Ended March 31,
	2017	2016
Investment income	$(297)	$(930)
Realized losses on sales of marketable securities, net	215	1,328
Realized loss (gain) on financial instrument obligations	848	(1,114)
Other, net	202	(629)
	$968	$(1,345)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, unless the context otherwise requires, the terms "we," "our," "SPLP" and the "Company" refer to Steel Partners Holdings L.P.

The following discussion is intended to assist you in understanding our present business and the results of operations, together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes contained in this Quarterly Report on Form 10-Q, along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. All monetary amounts used in this discussion are in thousands.

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

The Diversified Industrial segment consists of the operations of Handy & Harman Ltd. ("HNH"), a diversified holding company that owns a variety of manufacturing operations encompassing joining materials, tubing, building materials, performance materials, electrical products and cutting replacement products and services businesses. The Diversified Industrial segment also includes the operations of API Group plc ("API"), a manufacturer and distributor of foils, films and laminates used to enhance the visual appeal of products and packaging.

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

The Corporate and Other segment consists of several consolidated subsidiaries, including Steel Services Ltd. ("Steel Services"), DGT Holdings Corp. and the BNS Holdings Liquidating Trust, as well as various investments and cash and cash equivalents. Corporate revenues primarily consist of investment and other income, investment gains and losses and rental income. Steel Services provides legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and similar services to other affiliated companies.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2017 and 2016

The Company's consolidated operating results for the three months ended March 31, 2017 and 2016 are summarized in the following table:

	Three Months Ended March 31,
	2017	2016
Revenue	$323,319	$246,793
Cost of goods sold	228,613	170,923
Selling, general and administrative expenses	90,522	61,305
Asset impairment charges	—	1,470
Interest expense	4,406	2,033
All other expenses (income), net	2,332	(455)
Total costs and expenses	325,873	235,276
(Loss) income before income taxes, equity method (income) loss and other investments held at fair value	(2,554)	11,517
Income tax provision	6,846	3,735
(Income) loss of associated companies and other investments held at fair value, net of taxes	(6,302)	5,438
Net (loss) income	(3,098)	2,344
Net income attributable to noncontrolling interests in consolidated entities	(984)	(382)
Net (loss) income attributable to common unitholders	$(4,082)	$1,962

Revenue

Revenue for the three months ended March 31, 2017 increased $76,526, or 31.0%, as compared to the same period last year. Excluding growth from the acquisitions of SL Industries, Inc. ("SLI") (June 2016), including the Electromagnetic Enterprise division ("EME") of Hamilton Sundstrand Corporation (September 2016) of 24.9% and other growth due to higher average silver prices at HNH of 1.1%, revenue increased by 5.0%. The net revenue increase of 5.0% was due to increases in the Diversified Industrial and Energy segments, partially offset by a decrease in the Financial Services segment.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2017 increased $57,690, or 33.8%, as compared to the same period last year, primarily due to increases in the Diversified Industrial and Energy segments. The increase in the Diversified Industrial segment in the three months ended March 31, 2017 was primarily due to the acquisition of SLI, including EME, and the increase in the Energy segment was due to the increase in revenue for the quarter.

Selling, General and Administrative

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2017 increased $29,217, or 47.7%, as compared to the same period last year, primarily due to HNH's acquisition of SLI, including EME, and higher benefit costs at HNH. In addition, SG&A increased in the Corporate and Other segment due to higher non-cash incentive unit expense recorded in the three months ended March 31, 2017, as compared to the same period last year.

Asset Impairment Charges

In the three months ended March 31, 2016, Steel Excel recorded non-cash asset impairment charges of $1,470 related to other-than-temporary impairments on certain investments. This determination was based on several factors, including adverse changes in the market conditions and economic environments in which the entities operate.

Interest Expense

Interest expense for the three months ended March 31, 2017 and 2016 was $4,406 and $2,033, respectively. The higher interest expense for three months ended March 31, 2017 was primarily due to higher borrowing levels in the first quarter of 2017, primarily to fund HNH's 2016 acquisitions and higher interest expense from the SPLP preferred units, which were issued in the first quarter of 2017.

All Other Expenses (Income), Net

All other expenses (income), net increased $2,787 in the three months ended March 31, 2017, as compared to the same period last year, primarily due to higher finance interest expense, higher losses from derivatives and lower gains on investment activity by Steel Excel recorded in the 2017 period.

Income Taxes

As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. Provision has been made for federal, state, local or foreign income taxes on the results of operations generated by our consolidated subsidiaries. The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in the valuation allowances, various permanent differences included in the provisions of our subsidiaries, and partnership income not subject to taxation.

Tax provisions of $6,846 and $3,735 were recorded for the three months ended March 31, 2017 and 2016, respectively.

During the fourth quarter of 2015, WebFinancial Holding Corporation ("WFHC") and CoSine Communications, Inc. ("CoSine") entered into a series of transactions whereby CoSine was merged with and into WebFinancial Holding LLC, a newly formed wholly-owned subsidiary of WFHC, which is disregarded for income tax purposes. Also, in the fourth quarter of 2015, the Company recorded a tax benefit in continuing operations of approximately $111,881 associated with the reversal of deferred tax valuation allowances attributable to federal net operating loss carryforwards of approximately $329,600 associated with WFHC, WebBank and the newly merged CoSine business ("WFHC U.S. Consolidated Group") given the resulting change in its judgment about the realizability of the associated deferred tax assets. During the first quarter of 2016, the Company revised its calculation of the expected benefit to be derived from the realizability of federal deferred tax assets of the WFHC U.S. Consolidated Group and recorded an additional tax benefit of approximately $4,182.

(Income) Loss of Associated Companies and Other Investments Held At Fair Value, Net of Taxes

The (income) loss of associated companies and other investments held at fair value, net of taxes in the first quarter of 2017 increased by $11,740, as compared to the same period of 2016. For the details of each of these investments and the related mark-to-market adjustments for all periods, see Note 7 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Segment Analysis

	Three Months Ended March 31,
	2017	2016
Revenue:
Diversified industrial	$280,214	$206,600
Energy	27,316	19,999
Financial services	15,789	20,194
Total	$323,319	$246,793
Income (loss) before income taxes:
Diversified industrial	$7,946	$12,409
Energy	(7,777)	(3,024)
Financial services	7,623	12,868
Corporate and other	(4,044)	(16,174)
Income before taxes	3,748	6,079
Income tax provision	6,846	3,735
Net (loss) income	$(3,098)	$2,344

Diversified Industrial

Net sales for the three months ended March 31, 2017 increased by $73,614, or 35.6%, as compared to the same period in 2016. The change in net sales reflects approximately $61,400 in incremental sales associated with HNH's SLI (including EME) acquisition, as well as an increase of $2,900 as a result of higher average silver prices. Excluding the impact of HNH's SLI (including EME) acquisition and the change in silver prices, HNH's net sales increased by approximately $9,500 due primarily to higher volume from the building materials business. The average silver market price was approximately $17.48 per troy ounce during the three months ended March 31, 2017, as compared to $14.92 per troy ounce in the same period in 2016. API's net sales were relatively flat for the three months ended March 31, 2017, as compared to the same period last year.

Segment operating income for the three months ended March 31, 2017 decreased by $4,463, or 36.0%, as compared to the same period last year. For the three months ended March 31, 2017, SG&A increased $23,471, interest expense increased $1,875 and equity method investment income decreased $2,109, as compared to the same period last year. These changes were partially offset by higher gross profit of $23,485 for the three months ended March 31, 2017, as compared to the same period last year. The higher SG&A and higher gross profit were both driven primarily by HNH's SLI (including EME) acquisitions, while gross profit was also favorably impacted by an increase at HNH of approximately $4,900, driven by its building materials business resulting from higher sales volume. Higher average silver prices also increased gross profit during the first quarter, as compared to the same period in 2016.

Energy

Net revenue for the three months ended March 31, 2017 increased $7,317, or 36.6%, as compared to the same period of 2016. The increase in net revenue in the first quarter of 2017 was primarily due to an increase of approximately $7,100 in Steel Excel's energy business as the demand for services continued to improve in line with the increase in the North American oil and gas drilling rig count.

Segment operating loss for the three months ended March 31, 2017 increased $4,753, or 157.2%, as compared to the same period of 2016, due to lower income from equity method investments and other investments held at fair value of $5,511, lower gains on sales of investments of $1,471 and a decrease in gross profit of $244. The gross profit decrease was as a result of substantial costs incurred to hire additional labor, bring stacked service rigs back into service and other expenses incurred to ramp up the operations to address the increased business volume. These decreases in income were partially offset by the non-recurrence of $1,470 of impairment charges related to marketable securities recorded in the 2016 period and lower SG&A of $959 for the three months ended March 31, 2017, as compared to the same period last year, primarily from the 2016 period including legal fees incurred related to a litigation settlement received in the second quarter of 2016.

Financial Services

Revenue for the three months ended March 31, 2017 decreased $4,405, or 21.8%, as compared to the same period last year. The decrease in the three months ended March 31, 2017 was the result of volume declines in a number of WebBank's key programs caused by capital market disruptions.

Segment operating income for the three months ended March 31, 2017 decreased $5,245, or 40.8%, as compared to the same period last year. The decrease was primarily due to lower revenue and higher costs and expenses, including higher SG&A of $504 driven by higher personnel expenses due to growth in the number of WebBank's programs, supporting new initiatives, and the continued expansion of WebBank's compliance and oversight group to meet increasing regulatory expectations. In addition, finance interest expense increased $352 for the three months ended March 31, 2017, as compared to the same period last year. The higher finance interest expense was due to a larger deposit balance to support loan growth and an increase in interest rates.

Corporate and Other

Segment operating loss decreased $12,130 in the three months ended March 31, 2017, as compared to the same period of 2016, as a result of lower losses in the 2017 period of approximately $19,360 on equity method and other investments held at fair value, partially offset by higher SG&A of $6,189. The higher SG&A was primarily due to non-cash incentive unit expense of $5,114 recorded in the three months ended March 31, 2017. There was no incentive unit expense recorded in the comparable 2016 period. For additional information on the incentive units, see Note 11 - "Capital and Accumulated Other Comprehensive Loss" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(51,329)	$(78,812)
Net cash (used in) provided by investing activities	(3,098)	21,289
Net cash (used in) provided by financing activities	(13,887)	26,220
Change for the period	$(68,314)	$(31,303)

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 was $51,329. Net loss of $3,098 was impacted by certain non-cash items and a net increase of $67,693 relating to changes in certain operating assets and liabilities. The decrease was primarily due to an increase of $24,799 in loans held for sale due to the timing of loan originations and the level of activity at WebBank, an increase of $24,559 in trade and other receivables due to the timing of cash receipts, an increase in inventories of $10,358 to support sales volume at HNH, an increase in prepaid expenses and other current assets of $3,040 and a decrease in accounts payable and accrued and other liabilities of $4,937.

Net cash used in operating activities for the three months ended March 31, 2016 was $78,812. Net income of $2,344 was impacted by certain non-cash items and an increase of $103,682 relating to changes in certain operating assets and liabilities. Of this increase, $19,879 was from an increase in trade and other receivables, $6,681 was from an increase in inventories and $81,139 was from an increase on loans held for sale. These operating asset increases were partially offset by an increase in accounts payable and accrued and other current liabilities of $3,392 and a decrease in prepaid and other assets of $625.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $3,098. Significant items included purchases of property, plant and equipment of $8,899, an increase in loan originations, net of collections of $6,488 and net purchases of investments of $5,253, partially offset by proceeds from the sales of assets and divestitures of $14,483 and $1,975, respectively, and proceeds of $2,246 due to a reduction of the EME purchase price.

Net cash provided by investing activities for the three months ended March 31, 2016 was $21,289. Significant items included net proceeds from investments of $17,295, which were partially offset by purchases of property, plant and equipment of $6,339.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 was $13,887. The cash used was primarily a result of a net decrease in deposits of $14,900, cash paid for dividends on SPLP common units of $3,923, cash used to purchase subsidiary shares from Steel Excel noncontrolling interests of $2,086 and cash used to purchase the Company's common units of $1,306, partially offset by net revolver borrowings and proceeds from equipment lease financing of $5,773 and $5,377, respectively.

Net cash provided by financing activities for the three months ended March 31, 2016 was $26,220. This was primarily due to a net increase in deposits of $51,388, partially offset by net revolver repayments of $6,777 and subsidiaries' purchases of their common stock of $14,268.

LIQUIDITY AND CAPITAL RESOURCES

SPLP (excluding its operating subsidiaries, "Holding Company") is a diversified global holding company whose assets principally consist of the stock of its direct subsidiaries, noncontrolling investments in equity securities, and cash and cash equivalents. SPLP strives to enhance the liquidity and business operations of its companies and increase long-term value for unitholders and stakeholders through balance sheet improvements, strategic allocation of capital and operational and growth initiatives. The Company uses a set of tools and processes called the Steel Business System to drive operational and sales efficiencies across each of its business units. The Steel Business System is designed to drive strategy deployment and sales and marketing based on lean principles. SPLP's operational initiatives include creating efficiencies through consolidated purchasing and materials sourcing provided by the Steel Partners Purchasing Council, which arranges shared purchasing programs and is reducing costs for, and providing other benefits to, a number of SPLP's companies. The Company strives to reduce our companies' operational costs, and enhance growth and profitability, through the implementation of Steel Partners Operational Excellence Programs, which include the deployment of Lean Manufacturing, Design for Six Sigma, Six Sigma and Strategy Deployment. SPLP is focused on reducing corporate overhead of our companies by centralizing certain administrative and corporate services through Steel Partners Corporate Services that provides management, consulting and advisory services.

The Holding Company's principal sources of funds, a portion of which are used to pay its overhead expenses, are available cash resources, servicing contracts with subsidiaries and affiliates, borrowings, investments, public and private capital market transactions, distributions or dividends from subsidiaries and/or investments, as well as dispositions of existing businesses. Investments, which are generally recorded at fair value, are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a reasonable period of time. As of March 31, 2017, the Holding Company had cash and cash equivalents of approximately $5,235 and investments of approximately $114,000, of which approximately $108,000 is either pledged as collateral under the credit facility with PNC Bank, National Association ("PNC Credit Facility") or restricted. The PNC Credit Facility provides for a revolving credit facility with borrowing availability of up to $105,000. The Holding Company's availability under the PNC Credit Facility was approximately $27,500 as of March 31, 2017.

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

Below are liquidity discussions for each of our operating businesses:

As of March 31, 2017, HNH's working capital was $168,380, as compared to working capital of $137,526 as of December 31, 2016. HNH's principal source of liquidity is its cash flows from operations. HNH's ongoing operating cash flow requirements include arranging for the funding of the minimum requirements of its pension plans and paying HNH's administrative costs. HNH expects to have required minimum contributions to the WHX Corporation Pension Plan of $23,500 for the remainder of 2017, and $22,900, $34,300, $32,700, $29,800 and $69,100 in 2018, 2019, 2020, 2021 and for the five years thereafter, respectively. HNH does not currently expect to make any future minimum contributions for the WHX Pension Plan II. For the JPS Industries, Inc. pension plan, HNH expects to have required minimum contributions of $6,200 for the remainder of 2017, and $8,200, $5,600, $3,300, $2,900 and $11,500 in 2018, 2019, 2020, 2021 and for the five years thereafter, respectively. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. HNH's senior credit agreement provides for an up to $400,000 senior secured revolving credit facility. As of March 31, 2017, HNH's availability under its senior secured revolving credit facility was $48,800. During the year ended December 31, 2016, HNH entered into a master lease agreement, which establishes the general terms and conditions for a $10,000 credit facility under which HNH may lease equipment and other property pursuant to the terms of individual lease schedules. As of March 31, 2017, $5,400 was outstanding under the master lease agreement.

As of March 31, 2017, API's working capital was approximately $21,000. API, in the UK, has a multi-currency revolving agreement of £13,500 (approximately $16,700) that expires in June 2018. At March 31, 2017, approximately $13,388 was outstanding under the facility. API also has a revolving facility in the U.S that expires in June 2018, with availability of up to approximately $5,400 as of March 31, 2017. At March 31, 2017, there was no amount outstanding under the facility.

As of March 31, 2017, Steel Excel's working capital was approximately $166,000. Steel Excel's principal source of liquidity is cash, cash equivalents and marketable securities on hand. The marketable securities included short-term deposits, corporate debt, equity instruments and mutual funds. Steel Excel's credit agreement, as amended, ("Amended Credit Agreement") provides for a borrowing capacity of $105,000, consisting of a $95,000 secured term loan ("Term Loan") and up to $10,000 in revolving loans ("Revolving Loans"), subject to a borrowing base of 85% of the eligible trade receivables. At March 31, 2017, $36,339 was outstanding under the Amended Credit Agreement, all of which represented the Term Loan, and $10,000 was available for future borrowing under the Revolving Loans.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $235,187 and $277,054 in cash at the Federal Reserve Bank and in its Federal Funds account at its correspondent banks at March 31, 2017 and December 31, 2016, respectively. WebBank had $30,000 and $17,400 in lines of credit from its correspondent banks at March 31, 2017 and December 31, 2016 and had $38,424 and $33,826 available from the Federal Reserve discount window at March 31, 2017 and December 31, 2016, respectively. WebBank had a total of $303,611 and $328,280 in cash, lines of credit and access to the Federal Reserve Bank discount window at March 31, 2017 and December 31, 2016, respectively, which represents approximately 66.9% and 70.7%, respectively, of WebBank's total assets.

Contractual Commitments and Contingencies

There were no material changes in the Company's contractual obligations at March 31, 2017, as compared to those reported in the Company's annual report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Risk

We have off-balance sheet risk related to certain financial instruments, including futures and undisbursed loan commitments. For additional information regarding these arrangements, refer to Note 9 - "Financial Instruments," to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2017, as compared to those reported in our 2016 Form 10-K.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that as of March 31, 2017, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to Company management, including the Principal Executive Officer and the Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

The Company and its subsidiaries completed the acquisitions of SLI and EME on June 1, 2016 and September 30, 2016, respectively. The Company's management excluded the operations of these businesses from its evaluation of, and conclusion on, the effectiveness of management's internal control over financial reporting as of December 31, 2016. These businesses represent approximately 14.6% of our total assets as of March 31, 2017, and approximately 19.0% of total revenue for the three months then ended. The Company's management will fully integrate the operations of SLI and EME into its assessment of the effectiveness of its internal control over financial reporting in 2017.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except for the changes in internal control over financial reporting associated with HNH integrating its acquisitions of SLI and EME, which were completed on June 1, 2016 and September 30, 2016, respectively.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business. For further information regarding our legal proceedings, see our legal proceedings set forth in Note 15 - "Commitments and Contingencies" to the SPLP consolidated financial statements included in Part I of this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

On December 7, 2016, the Board of Directors of Steel Partners Holdings GP Inc. approved the repurchase of up to an aggregate of 2,000,000 of the Company's common units (the "Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan, and the Repurchase Program has no termination date.

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as part of Publicly Announced Plans or Programs	Approximate Number of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 through January 31, 2017	—	$—	—	2,000,000
February 1, 2017 through February 28, 2017	—	$—	—	2,000,000
March 1, 2017 through March 31, 2017	69,005	$18.88	69,005	1,930,995
	69,005		69,005

Item 6. Exhibits

Exhibit No.	Description
Exhibit 3.1
Sixth Amended and Restated Agreement of Limited Partnership of Steel Partners Holdings L.P., dated as of February 7, 2017 (incorporated by reference to Exhibit 3.5 to the Form 8-A filed by Steel Partners Holdings L.P. with the Securities and Exchange Commission on February 7, 2017).

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

Dated:	May 9, 2017	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ Douglas B. Woodworth
Douglas B. Woodworth
Chief Financial Officer
(Principal Accounting Officer)