Form 10-Q
period 2017-06-30
STEEL PARTNERS HOLDINGS L.P.
filed 2017-08-08
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the Registrant's common units as of August 7, 2017 was 26,016,926.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(unaudited)
(in thousands, except common units)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$337,816	$450,128
Restricted cash	13,979	12,640
Marketable securities	46,179	53,650
Trade and other receivables - net of allowance for doubtful accounts of $3,209 and $3,040, respectively	205,866	162,883
Receivables from related parties	464	328
Loans receivable, including loans held for sale of $138,133 and $80,692, respectively, net	152,556	91,260
Inventories, net	131,284	119,205
Prepaid expenses and other current assets	19,982	17,638
Assets held for sale	2,549	7,779
Total current assets	910,675	915,511
Long-term loans receivable, net	72,481	62,188
Goodwill	169,891	167,423
Other intangible assets, net	212,634	227,212
Deferred tax assets	176,296	182,605
Other non-current assets	45,974	30,698
Property, plant and equipment, net	264,393	261,412
Long-term investments	139,461	120,066
Total Assets	$1,991,805	$1,967,115
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$104,352	$89,308
Accrued liabilities	72,765	81,509
Financial instruments	13,979	12,640
Deposits	184,655	196,944
Payables to related parties	1,060	1,066
Short-term debt	1,484	1,385
Current portion of long-term debt	57,158	62,928
Other current liabilities	20,924	19,536
Liabilities of discontinued operations	450	450
Total current liabilities	456,827	465,766
Long-term deposits	173,733	168,661
Long-term debt	330,670	330,126
Preferred unit liability	63,683	—
Accrued pension liabilities	276,748	284,901
Deferred tax liabilities	2,867	3,729
Other non-current liabilities	14,853	9,674
Total Liabilities	1,319,381	1,262,857
Commitments and Contingencies
Capital:
Partners' capital common units: 26,016,926 and 26,152,976 issued and outstanding (after deducting 10,718,072 and 10,558,687 units held in treasury, at cost of $167,885 and $164,900), respectively	648,169	617,502
Accumulated other comprehensive loss	(52,464)	(68,761)
Total partners' capital	595,705	548,741
Noncontrolling interests in consolidated entities	76,719	155,517
Total Capital	672,424	704,258
Total Liabilities and Capital	$1,991,805	$1,967,115

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Diversified industrial net sales	$303,816	$241,472	$584,030	$448,072
Energy net revenue	34,035	21,715	61,351	41,714
Financial services revenue	20,540	18,215	36,329	38,409
Total revenue	358,391	281,402	681,710	528,195
Costs and expenses:
Cost of goods sold	247,355	198,015	475,968	368,938
Selling, general and administrative expenses	78,529	63,882	169,051	125,187
Asset impairment charges	—	7,000	—	8,470
Finance interest expense	1,060	663	1,941	1,192
Provision for loan losses	965	197	1,088	435
Interest expense	4,893	2,332	9,299	4,365
Realized and unrealized (gain) loss on derivatives	(285)	416	75	539
Other (income) expenses, net	(192)	(5,530)	776	(6,875)
Total costs and expenses	332,325	266,975	658,198	502,251
Income before income taxes, equity method (income) loss and other investments held at fair value	26,066	14,427	23,512	25,944
Income tax provision	10,416	6,288	17,262	10,023
(Income) loss of associated companies and other investments held at fair value, net of taxes	(68)	(1,720)	(6,370)	3,718
Net income	15,718	9,859	12,620	12,203
Net income attributable to noncontrolling interests in consolidated entities	(4,465)	(650)	(5,449)	(1,032)
Net income attributable to common unitholders	$11,253	$9,209	$7,171	$11,171
Net income per common unit - basic
Net income attributable to common unitholders	$0.43	$0.35	$0.27	$0.42
Net income per common unit - diluted
Net income attributable to common unitholders	$0.41	$0.35	$0.27	$0.42
Weighted-average number of common units outstanding - basic	26,038,548	26,480,628	26,091,833	26,556,659
Weighted-average number of common units outstanding - diluted	29,763,796	26,480,628	26,412,487	26,556,659

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$15,718	$9,859	$12,620	$12,203
Other comprehensive (loss) income, net of tax:
Gross unrealized (losses) gains on available-for-sale securities	(4,090)	7,763	13,606	13,564
Reclassification of unrealized (gains) losses on available-for-sale securities (a)	(408)	(305)	(273)	706
Gross unrealized gains (losses) on derivative financial instruments	155	(805)	462	(2,169)
Currency translation adjustments	1,786	(898)	3,013	(3,167)
Change in pension liabilities and other post-retirement benefit obligations	97	161	97	341
Other comprehensive (loss) income	(2,460)	5,916	16,905	9,275
Comprehensive income	13,258	15,775	29,525	21,478
Comprehensive income attributable to noncontrolling interests	(4,841)	(279)	(6,905)	(1,906)
Comprehensive income attributable to common unitholders	$8,417	$15,496	$22,620	$19,572

Tax (benefit) provision on gross unrealized (losses) gains on available-for-sale securities	$(752)	$(414)	$2,632	$572
Tax (benefit) provision on reclassification of unrealized (gains) losses on available-for-sale securities	$(240)	$(176)	$(160)	$402
Tax benefit on foreign currency translation adjustments	$(299)	$(436)	$(291)	$(460)
Tax provision on change in pension liabilities and other post-retirement benefit obligations	$57	$—	$57	$—

(a)
For the three months ended June 30, 2017, unrealized holding gains of $648 were reclassified to Other (income) expenses, net. For the three months ended June 30, 2016, unrealized holding gains of $481 were reclassified to Other (income) expenses, net. For the six months ended June 30, 2017, net unrealized holding gains of $433 were reclassified to Other (income) expenses, net. For the six months ended June 30, 2016, unrealized holding gains of $362 and unrealized holding losses of $1,470 were reclassified to Other (income) expenses, net and Asset impairment charges, respectively.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statement of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance at December 31, 2016	36,711,663	(10,558,687)	$(164,900)	$617,502	$(68,761)	$548,741	$155,517	$704,258
Net income	—	—	—	7,171	—	7,171	5,449	12,620
Unrealized gains on available-for-sale securities	—	—	—	—	12,522	12,522	811	13,333
Unrealized gains derivative financial instruments	—	—	—	—	411	411	51	462
Currency translation adjustments	—	—	—	—	2,448	2,448	565	3,013
Changes in pension liabilities and other post-retirement benefit obligations	—	—	—	—	68	68	29	97
Equity compensation - incentive units and vesting of restricted units	23,335	—	—	5,267	—	5,267	—	5,267
Equity compensation - subsidiaries	—	—	—	502	—	502	282	784
Purchases of SPLP common units	—	(159,385)	(2,985)	(2,985)	—	(2,985)	—	(2,985)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	20,649	848	21,497	(87,086)	(65,589)
Other, net	—	—	—	63	—	63	1,101	1,164
Balance at June 30, 2017	36,734,998	(10,718,072)	$(167,885)	$648,169	$(52,464)	$595,705	$76,719	$672,424

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$12,620	$12,203
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,088	435
(Income) loss of associated companies and other investments held at fair value, net of taxes	(6,370)	3,718
Deferred income taxes	3,607	5,376
Depreciation and amortization	35,708	27,329
Stock-based compensation	6,420	2,211
Asset impairment charges	—	9,328
Other	1,717	(2,156)
Net change in operating assets and liabilities:
Trade and other receivables	(40,464)	(30,994)
Inventories	(11,262)	(3,669)
Prepaid expenses and other current assets	(5,725)	(3,748)
Accounts payable, accrued and other current liabilities	(5,953)	7,635
Net (increase) decrease in loans held for sale	(57,441)	75,839
Net cash (used in) provided by operating activities	(66,055)	103,507
Cash flows from investing activities:
Purchases of investments	(22,508)	(18,518)
Proceeds from sales of investments	14,691	67,028
Proceeds from maturities of marketable securities	7,292	1,230
Loan originations, net of collections	(25,679)	3,662
Purchases of property, plant and equipment	(24,990)	(11,450)
Reclassification of restricted cash	(1,339)	9,783
Proceeds from sales of assets	22,829	2,697
Acquisitions, net of cash acquired	(2,008)	(117,206)
Proceeds from divestitures	1,975	6,644
Other	(19)	(352)
Net cash used in investing activities	(29,756)	(56,482)
Cash flows from financing activities:
Net revolver (repayments) borrowings	(3,987)	127,864
Net repayments of term loans – domestic	(753)	(640)
Net repayments of term loans – foreign	(1,016)	(161)
Proceeds from equipment lease financing	5,377	—
Purchases of the Company's common units	(2,985)	(7,297)
Subsidiaries' purchases of their common stock	—	(20,666)
Purchase of subsidiary shares from noncontrolling interests	(2,086)	—
Common unit dividend payment	(3,923)	—
Net (decrease) increase in deposits	(7,216)	37,933
Other	(656)	(2,005)
Net cash (used in) provided by financing activities	(17,245)	135,028
Net change for the period	(113,056)	182,053
Effect of exchange rate changes on cash and cash equivalents	744	(473)
Cash and cash equivalents at beginning of period	450,128	185,852
Cash and cash equivalents at end of period	$337,816	$367,432

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

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of the Company and its majority or wholly-owned subsidiaries, which include the following:

	Ownership as of
	June 30, 2017	December 31, 2016
BNS Holdings Liquidating Trust ("BNS Liquidating Trust")	84.9%	84.9%
DGT Holdings Corp.	100.0%	100.0%
Handy & Harman Ltd. ("HNH")	70.0%	69.9%
Steel Services Ltd ("Steel Services")	100.0%	100.0%
Steel Excel Inc. ("Steel Excel") (a)	100.0%	64.2%
WebFinancial Holding Corporation ("WFHC") (b)	91.2%	91.2%

(a)	The Company acquired the remaining noncontrolling interest in Steel Excel during the first quarter of 2017. See Note 11 - "Capital and Accumulated Other Comprehensive Loss" for additional information.

(b)	WFHC owns 100% of WebBank and 100% of WebFinancial Holding LLC ("WFH LLC") (formerly CoSine Communications, Inc. ("CoSine")), which operates through its subsidiary API Group plc ("API").

On June 26, 2017, SPLP and Handy Acquisition Co., a Delaware corporation and a wholly-owned subsidiary of SPLP ("Merger Sub") entered into an Agreement and Plan of Merger ("Merger Agreement") with HNH, pursuant to which, among other things, SPLP and Merger Sub will make a tender offer ("Offer") to purchase any and all of the outstanding shares of common stock, par value $0.01 per share ("Shares"), of HNH not already owned by SPLP or any entity that is an affiliate of SPLP, for 1.484 6.0% Series A preferred units, no par value ("SPLP Preferred Units"), of SPLP that currently trade on the New York Stock Exchange for each Share ("Offer Price"). SPH Group Holdings LLC, a wholly-owned subsidiary of SPLP, beneficially owns approximately 70.0% of the outstanding Shares.

Merger Sub's obligation to accept for payment and SPLP's obligation to pay for Shares pursuant to the Offer is subject to various conditions, including (a) a nonwaivable condition that there be validly tendered and not withdrawn prior to the expiration of the Offer that number of Shares that, when added to the Shares already owned by SPLP and its subsidiaries, would represent at least a majority of all then outstanding Shares, (b) a nonwaivable condition that there be validly tendered and not withdrawn prior to the expiration of the Offer that number of Shares that would represent at least a majority of all then outstanding Shares not owned by SPLP or any of its affiliates, (c) the SPLP Preferred Units issuable in the Offer and the Merger (as defined below) have been authorized for listing on the New York Stock Exchange, (d) Shares held by stockholders that have properly exercised appraisal rights under Delaware law do not exceed ten percent (10%) of the Shares outstanding immediately prior to the expiration of the Offer, and (e) other customary conditions. There is no financing condition to the obligations to consummate the Offer.

The Merger Agreement further provides that upon the terms and subject to the conditions set forth therein, following completion of the Offer, Merger Sub will merge with and into HNH, with HNH continuing as the surviving corporation and as an indirect wholly-owned subsidiary of SPLP ("Merger"). In the Merger, each outstanding Share (other than Shares held by HNH or any of its subsidiaries, SPLP, Merger Sub or any other subsidiary of SPLP, or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law), will be converted into the right to receive the Offer Price, without interest. The Merger is subject to the following closing conditions: (i) Merger Sub having accepted for payment all Shares validly tendered and not withdrawn in the Offer and (ii) there being in effect no law or order which makes the Merger illegal or otherwise prohibits the consummation of the Merger.

The Merger Agreement includes customary representations, warranties and covenants of HNH, SPLP and Merger Sub, including, among other things, a covenant of HNH not to solicit alternative transactions or to provide information or enter into discussions in connection with alternative transactions, subject to certain exceptions to allow the Board of Directors of HNH to exercise its fiduciary duties. The Merger Agreement may be terminated under certain circumstances, including in connection with superior proposals as set forth therein. If HNH terminates the Merger Agreement to enter into an agreement for a superior proposal and in other specified circumstances, it would be required to pay SPLP a $3,800 termination fee and its transaction expenses up to $1,000.

New or Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five step process to achieve this core principle. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 by one year. ASU No. 2014-09 is effective for the Company's 2018 fiscal year and may be applied either (i) retrospectively to each prior reporting period presented with an election for certain specified practical expedients, or (ii) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application, with additional disclosure requirements. The Company expects to confirm its method of adoption by the period ended September 30, 2017 and will include any known quantitative information on transition method impact. The Company will complete its assessment of the full financial impact of ASU No. 2014-09 during the next six months and will adopt ASU No. 2014-09 when it becomes effective for the Company on January 1, 2018.

The Company is in the process of evaluating the qualitative and quantitative disclosure guidance of ASU No. 2014-09 for possible enhancements to the Company's consolidated financial statements that will enable users to better understand the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. The Company is also in the process of assessing and implementing appropriate changes to its business processes and controls to support revenue recognition and disclosures under the new standard. The Company expects that the adoption of ASU No. 2014-09 will have an impact on its business processes, financial reporting disclosures and internal controls over financial reporting. As part of the assessment performed through the date of this filing, the Company has implemented a cross-functional team consisting of representatives from across its businesses, and the Company is progressing towards the completion of the diagnostic assessment of the impact of the standard, including review of customer contracts, as well as the Company's current accounting policies and procedures to identify where there may be potential differences to its revenue that may result from applying ASU No. 2014-09. As part of the implementation, the Company has developed an implementation project plan that will allow the Company to adopt the new revenue accounting standard on its effective date.

The Company's implementation plan includes the development of a phased project plan, an understanding of the new standard and its requirements, assessment of the Company's revenue streams and specific contracts in the streams. Additionally, the Company continues to monitor modifications, clarifications and interpretations issued by the FASB that may impact its assessment. The Company continues to assess the impact of ASU No. 2014-09 on the costs to acquire and fulfill its customer contracts, including whether the Company can apply the practical expedient of expensing contract costs when incurred if the amortization period of the asset that it would have recognized is one year or less. Currently, the Company's accounting policy is to expense contract costs as they are incurred.

Significant assessment and implementation matters to be addressed prior to adopting ASU No. 2014-09 include completing a review of customer contracts, determining the impact the new accounting standard will have on the Company's consolidated financial statements and related disclosures, and updating, as needed, the Company's business processes, systems and controls required to comply with ASU No. 2014-09 upon its effective date of January 1, 2018. The Company will update the implementation status related to the impact of ASU No. 2014-09 on the consolidated financial statements and related footnotes in the future quarterly and year-end disclosures. Upon completion of the Company's implementation plan and evaluation of the remaining revenue contracts, the Company may adopt additional internal control procedures over financial reporting and its business processes for any new revenue arrangements that the Company enters.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This new standard provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in ASU No. 2016-18 are effective for the Company's 2018 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard states that entities should account for the effects of a modification unless the fair value of the modified award is the same as the fair value of the original award, the vesting conditions do not change, and the classification as an equity instrument or a liability instrument is the same. The amendments in ASU No. 2017-09 are effective for the Company's 2018 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

2. ACQUISITIONS

2017 Acquisition

On May 19, 2017, Steel Excel acquired an 80% interest in Basin Well Logging Wireline Services, Inc. ("Basin") located in Farmington, New Mexico for approximately $5,100. Basin provides wireline services to major oil and gas exploration and production companies in the U.S. and specializes in cased-hole wireline logging and perforating services for exploration and production companies with wells in New Mexico, Texas, Utah, Arizona and Colorado. In connection with the Basin acquisition, which was not material to SPLP's operations, goodwill totaling approximately $1,224 was recorded on a preliminary basis as of June 30, 2017.

2016 Acquisitions

HNH's Acquisition of EME

On September 30, 2016, SL Montevideo Technology, Inc. ("SMTI"), a subsidiary of SL Industries, Inc. ("SLI") (which was acquired by HNH in June 2016 as discussed further below), entered into an asset purchase agreement ("Purchase Agreement") with Hamilton Sundstrand Corporation ("Hamilton"). Pursuant to the Purchase Agreement, SMTI acquired from Hamilton certain assets of its Electromagnetic Enterprise division ("EME") used or useful in the design, development, manufacture, marketing, service, distribution, repair, and sale of electric motors, starters and generators for certain commercial applications, including for use in commercial hybrid electric vehicles and refrigeration and in the aerospace and defense sectors. The acquisition of EME expands SLI's product portfolio and diversifies its customer base. SMTI purchased the acquired net assets for $60,329 in cash and assumption of certain ordinary course business liabilities, subject to adjustments related to working capital at closing and quality of earnings of the acquired business for the period of January 1, 2016 to June 30, 2016, each as provided in the Purchase Agreement, including a reduction of approximately $2,200 received during the six months ended June 30, 2017. The Purchase Agreement includes a guarantee by Hamilton of a minimum level of product purchases from SMTI by an affiliate of Hamilton for calendar years 2017, 2018 and 2019, in exchange for compliance by SMTI with certain operating covenants. The transaction was financed with additional borrowings under HNH's senior secured revolving credit facility. The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date:

Amount
Assets:
Trade and other receivables	$4,249
Inventories	3,047
Prepaid expenses and other current assets	265
Property, plant and equipment	2,321
Goodwill	30,994
Other intangible assets	28,370
Total assets acquired	69,246
Liabilities:
Accounts payable	6,036
Accrued liabilities	2,881
Total liabilities assumed	8,917
Net assets acquired	$60,329

The goodwill of $30,994 arising from the acquisition consists largely of the synergies expected from combining the operations of SLI and EME. The goodwill is assigned to the Company's Diversified Industrial segment and is expected to be deductible for income tax purposes. Other intangible assets consist of customer relationships of approximately $27,200 and customer order backlog of approximately $1,200. The customer order backlog was amortized based on the expected period over which the orders were fulfilled of four months. The customer relationships have been assigned a useful life of 15 years based on the limited turnover and long-standing relationships EME has with its existing customer base. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales. The amount of net sales and operating income of the acquired business included in the Company's consolidated statement of operations for the three months ended June 30, 2017 were approximately $11,000 and $1,000, respectively. The amount of net sales and operating income of the acquired business included in the Company's consolidated statement of operations for the six months ended June 30, 2017 were approximately $27,500 and $2,300, respectively. The results of operations are reported within the Company's Diversified Industrial segment.

API's Acquisitions of AMP and Hazen

On December 1, 2016, API acquired the manufacturing assets and business of Amsterdam Metallized Products B.V. ("AMP") in the Netherlands for approximately $7,800. AMP is a leading global provider of packaging technologies for brand enhancement. The acquisition, which is not material to SPLP's operations, is part of API's strategy to further strengthen its brand enhancement mission of utilizing high-end material substrates for luxury packaging and other niche markets, adding new products to API's offerings and providing an entry point into new packaging sectors. In connection with the AMP acquisition, the Company has recorded inventories, property, plant and equipment, other intangible assets (primarily customer relationships) and goodwill totaling approximately $1,500, $1,900, $1,400 and $3,000, respectively.

On July 27, 2016, API acquired Hazen Paper Company's ("Hazen") lamination facility and business in Osgood, Indiana for approximately $14,000. The acquisition, which is not material to SPLP's operations, was part of API's strategy to focus on brand enhancement solutions for the packaging market, and it enables API to provide a combined foils and laminate offering to customers in the U.S., while giving broader coverage for its global customers. In connection with the Hazen acquisition, the Company has recorded inventories, property, plant and equipment, other intangible assets (primarily customer relationships) and goodwill totaling approximately $1,000, $6,200, $2,700 and $4,100, respectively.

HNH's Acquisition of SLI

On April 6, 2016, HNH entered into a definitive merger agreement with SLI, pursuant to which it commenced a cash tender offer to purchase all the outstanding shares of SLI's common stock, at a purchase price of $40.00 per share in cash ("SLI Offer"). SLI designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic equipment, and custom gears and gearboxes used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, architectural and entertainment lighting, and telecom applications. Consummation of the SLI Offer was subject to certain conditions, including the tender of a number of shares that constituted at least (1) a majority of SLI's outstanding shares and (2) 60% of SLI's outstanding shares not owned by HNH or any of its affiliates, as well as other customary conditions. SPLP beneficially owned approximately 25.1% of SLI's outstanding shares at the time of the SLI Offer.

On June 1, 2016, the conditions noted above, as well as all other conditions to the SLI Offer were satisfied, and HNH successfully completed its tender offer through a wholly-owned subsidiary. Pursuant to the terms of the merger agreement, the wholly-owned subsidiary merged with and into SLI, with SLI being the surviving corporation ("SLI Merger"). Upon completion of the SLI Merger, SLI became a wholly-owned subsidiary of HNH.

The aggregate merger consideration was $161,985, excluding related transaction fees and expenses. The merger consideration represents the aggregate cash merger consideration of $122,191 paid by HNH to non-affiliates and the fair value of SPLP's previously held interest in SLI of $39,794, which represented the Company's previously held equity interest at a value of $40.00 per share. The funds necessary to consummate the SLI Offer, the SLI Merger and to pay related fees and expenses were financed with additional borrowings under HNH's senior secured revolving credit facility. The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date:

Amount
Assets:
Cash and cash equivalents	$4,985
Trade and other receivables	32,680
Inventories	24,295
Prepaid expenses and other current assets	8,258
Property, plant and equipment	23,950
Goodwill	54,231
Other intangible assets	92,326
Other non-current assets	257
Total assets acquired	240,982
Liabilities:
Accounts payable	18,433
Accrued liabilities	21,306
Long-term debt	9,500
Deferred tax liabilities	23,567
Other non-current liabilities	6,191
Total liabilities assumed	78,997
Net assets acquired	$161,985

The goodwill of $54,231 arising from the acquisition consists largely of the synergies expected from combining the operations of HNH and SLI. The goodwill is assigned to the Company's Diversified Industrial segment and is not expected to be deductible for income tax purposes. Other intangible assets consist primarily of acquired trade names of approximately $14,700, customer relationships of approximately $59,900, developed technology and patents of approximately $10,700 and customer order backlog of approximately $6,900. The customer order backlog was amortized based on the expected period over which the orders were fulfilled, ranging from two to eight months. The remaining intangible assets have been assigned useful lives ranging from 10 to 15 years based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and long-standing relationships SLI has with its existing customer base. The valuations of acquired trade names, developed technology and patents were performed utilizing a relief from royalty method, and significant assumptions used in the valuation included the royalty rate assumed and the expected level of future sales, as well as the rate of technical obsolescence for the developed technology and patents. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales. Included in Accrued liabilities and Other non-current liabilities above was a total of $10,900 for existing and contingent liabilities relating to SLI's environmental matters, which are further discussed in Note 15 - "Commitments and Contingencies." The amount of net sales and operating income of the acquired business included in the Company's consolidated statement of operations for the three months ended June 30, 2017 were approximately $50,500 and $5,400, respectively. The amount of net sales and operating income of the acquired business included in the Company's consolidated statement of operations for the six months ended June 30, 2017 were approximately $95,400 and $7,800, respectively. The amount of net sales and operating loss of the acquired business included in the consolidated statements of operations for both the three and six months ended June 30, 2016 were approximately $11,800 and $3,300. The operating loss in 2016 included $1,900 of expenses associated with the acceleration of SLI's previously outstanding stock-based compensation awards, which became fully vested on the date of acquisition pursuant to the terms of the merger agreement, and which are included in Selling, general and administrative expenses ("SG&A") in the 2016 consolidated statements of operations. The results of operations are reported within the Company's Diversified Industrial segment.

Pro Forma Disclosures

Unaudited pro forma revenue and net income attributable to common unitholders of the combined entities is presented below as if SLI and EME had both been acquired January 1, 2015.

Six Months Ended June 30,
2016
Total revenue	$644,481
Net income attributable to common unitholders	$6,285
Net income attributable to common unit holders per common unit - basic and diluted	$0.24

This unaudited pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the SLI and EME acquisitions taken place on January 1, 2015. The information for the six months ended June 30, 2016 is based on historical financial information with respect to the acquisitions and does not include operational or other changes which might have been effected by the Company. The unaudited pro forma earnings were adjusted to reflect incremental depreciation and amortization expense based on the fair value adjustments for the acquired property, plant and equipment and intangible assets, which are amortized using the double-declining balance method for customer relationships and the straight line method for other intangibles, over periods principally ranging from 10 to 15 years. The unaudited pro forma earnings were also adjusted to reflect incremental interest expense on the borrowings made to finance the acquisitions, and to exclude acquisition-related costs incurred by both the Company and the acquired entities during the period presented.

3. DIVESTITURES AND ASSET IMPAIRMENT CHARGES

Divestitures

In the second quarter of 2017, API sold a facility in Salford, UK for approximately $5,000 and recorded a gain on sale of approximately $450, which is recorded in Other (income) expenses, net in the Company's consolidated statements of operations. Also, in the first quarter of 2017, API sold a facility in Rahway, N.J. for approximately $7,500 and recorded a gain on sale of approximately $200, which is recorded in Other (income) expenses, net in the Company's consolidated statements of operations.

In January 2017, HNH sold its Micro-Tube Fabricators, Inc. business ("MTF") for approximately $2,500 and recorded a loss on sale of $400, which is included in Other (income) expenses, net in the Company's consolidated statements of operations. MTF specialized in the production of precision fabricated tubular components produced for medical device, aerospace, aircraft, automotive and electronic applications, and it was included in the Company's Diversified Industrial segment. The price was payable $2,000 in cash at closing and a $500 subordinated promissory note to HNH bearing 5% interest annually. Half the note will be paid to HNH 6-months after closing and the remainder paid 1-year after closing. In addition, HNH may receive up to $1,000 of additional contingent consideration if certain sales volume milestones are met between the sale date and December 31, 2019. The operations of MTF were not significant to the Company's consolidated financial statements.

In April 2016, API sold its security holographics business for approximately $8,000 and recorded a gain of approximately $2,800, which is recorded in Other (income) expenses, net in the Company's consolidated statements of operations. API's security holographics business created custom optical security solutions to protect secure documents and premium products against counterfeit and fraud, and it was included in the Company's Diversified Industrial segment. The sale was part of API's strategy to focus on its decorative holographic offerings for the packaging market. The operations of this business were not significant to the Company's consolidated financial statements.

Asset Impairment Charges

In connection with HNH's integration of JPS Industries, Inc. ("JPS") after its acquisition in July 2015, HNH approved the closure of JPS' Slater, South Carolina operating facility during the second quarter of 2016 and recorded impairment charges totaling $7,900 associated with the planned closure, including write-downs of $6,600 to property, plant and equipment and $400 to intangible assets, as well as a $900 inventory write-down, which was recorded in Cost of goods sold in the Company's consolidated statements of operations.

In the six months ended June 30, 2016, the Company recorded non-cash asset impairment charges of $1,470 related to other-than-temporary impairments on certain investments. This determination was based on several factors, including adverse changes in the market conditions and economic environments in which the entities operate. For additional information, see Note 7 - "Investments."

4. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classification of WebBank's loans receivable, including loans held for sale, at June 30, 2017 and December 31, 2016 are as follows:

	Total				Current		Non-current
	June 30, 2017%		December 31, 2016%		June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Loans held for sale	$138,133		$80,692		$138,133	$80,692	$—	$—
Real estate loans:
Commercial – owner occupied	$323	—%	$604	1%	20	43	303	561
Commercial – other	275	—%	266	—%	—	—	275	266
Total real estate loans	598	—%	870	1%	20	43	578	827
Commercial and industrial	53,115	60%	50,564	68%	2,184	3,059	50,931	47,505
Consumer loans	35,374	40%	22,805	31%	14,402	8,949	20,972	13,856
Total loans	89,087	100%	74,239	100%	16,606	12,051	72,481	62,188
Less:
Allowance for loan losses	(2,183)		(1,483)		(2,183)	(1,483)	—	—
Total loans receivable, net	$86,904		$72,756		14,423	10,568	72,481	62,188
Loans receivable, including loans held for sale (a)					$152,556	$91,260	$72,481	$62,188

(a)
The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, net was $226,513 and $153,488 at June 30, 2017 and December 31, 2016, respectively.

Commercial and industrial loans include unaccreted discounts of $403 at June 30, 2017. Consumer loans include unaccreted discounts of $172 at June 30, 2017. Loans with a carrying value of approximately $49,182 and $47,237 were pledged as collateral for potential borrowings at June 30, 2017 and December 31, 2016, respectively. WebBank serviced $3,540 in loans for others at June 30, 2017.

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

5. INVENTORIES, NET

A summary of Inventories, net is as follows:

	June 30, 2017	December 31, 2016
Finished products	$43,923	$42,824
In-process	25,628	19,160
Raw materials	44,656	42,881
Fine and fabricated precious metal in various stages of completion	17,981	15,019
	132,188	119,884
LIFO reserve	(904)	(679)
Total	$131,284	$119,205

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, HNH purchases, maintains and utilizes precious metal inventory. HNH records certain of its precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through Cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

Certain customers and suppliers of HNH choose to do business on a "pool" basis and furnish precious metal to HNH for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included on the Company's consolidated balance sheets. To the extent HNH is able to utilize customer precious metal in its production processes, such customer metal replaces the need for HNH to purchase its own inventory. As of June 30, 2017, customer metal in HNH's custody consisted of 139,747 ounces of silver, 513 ounces of gold and 1,391 ounces of palladium.

	June 30, 2017	December 31, 2016
Supplemental inventory information:
Precious metals stated at LIFO cost	$5,403	$5,001
Precious metals stated under non-LIFO cost methods, primarily at fair value	$11,674	$9,339
Market value per ounce:
Silver	$16.64	$16.05
Gold	$1,242.25	$1,159.10
Palladium	$841.00	$676.00

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying value of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Corporate and Other	Total
Balance at December 31, 2016
Gross goodwill	$167,342	$—	$81	$167,423
Accumulated impairments	—	—	—	—
Net goodwill	167,342	—	81	167,423
Acquisitions	—	1,224	—	1,224
Impairments	—	—	—	—
Currency translation adjustments	793	—	—	793
Other adjustments	451	—	—	451
Balance at June 30, 2017
Gross goodwill	168,586	1,224	81	169,891
Accumulated impairments	—	—	—	—
Net goodwill	$168,586	$1,224	$81	$169,891

A summary of Other intangible assets, net is as follows:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$221,633	$69,624	$152,009	$220,890	$57,978	$162,912
Trademarks	52,003	13,546	38,457	51,717	11,682	40,035
Patents and technology	28,124	10,530	17,594	27,947	9,332	18,615
Other	16,143	11,569	4,574	16,652	11,002	5,650
	$317,903	$105,269	$212,634	$317,206	$89,994	$227,212

Trademarks with indefinite lives as of both June 30, 2017 and December 31, 2016 were $8,020. Amortization expense related to intangible assets was $7,418 and $4,648 for the three months ended June 30, 2017 and 2016, respectively, and $15,537 and $8,972 for the six months ended June 30, 2017 and 2016, respectively. The increase in amortization expense during 2017 was principally due to the Company's recent acquisitions discussed in Note 2 - "Acquisitions."

7. INVESTMENTS

Short-Term Investments

Marketable Securities

The Company's short-term investments primarily consist of its marketable securities portfolio held by its subsidiary, Steel Excel. These marketable securities as of June 30, 2017 and December 31, 2016 are classified as available-for-sale securities, with changes in fair value recognized in Partners' capital as Other comprehensive income (loss), except for other-than-temporary impairments, which are reflected as a reduction of cost and charged to the consolidated statement of operations. The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investments. The Company's portfolio of marketable securities was as follows:

	June 30, 2017				December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Short-term deposits	$75,366	$—	$—	$75,366	$73,270	$—	$—	$73,270
Mutual funds	11,997	4,126	—	16,123	11,997	2,279	—	14,276
Corporate securities	22,876	6,908	(734)	29,050	17,516	4,586	(586)	21,516
Corporate obligations	631	375	—	1,006	17,232	734	(108)	17,858
Total marketable securities	110,870	11,409	(734)	121,545	120,015	7,599	(694)	126,920
Amounts classified as cash equivalents	(75,366)	—	—	(75,366)	(73,270)	—	—	(73,270)
Amounts classified as marketable securities	$35,504	$11,409	$(734)	$46,179	$46,745	$7,599	$(694)	$53,650

Proceeds from sales of marketable securities were approximately $13,500 and $12,700 in the three months ended June 30, 2017 and 2016, respectively, and were approximately $14,700 and $44,200 in the six months ended June 30, 2017 and 2016, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of Other (income) expenses, net in the Company's consolidated statements of operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross realized gains	$85	$1,938	$96	$2,003
Gross realized losses	(135)	(248)	(362)	(1,641)
Realized (losses) gains, net	$(50)	$1,690	$(266)	$362

The fair value of marketable securities with unrealized losses at June 30, 2017, and the duration of time that such losses had been unrealized, were as follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$4,304	$(654)	$298	$(80)	$4,602	$(734)
Total	$4,304	$(654)	$298	$(80)	$4,602	$(734)

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

The gross unrealized losses primarily related to losses on corporate securities and corporate obligations, which primarily consist of investments in equity and debt securities of publicly-traded entities. Based on the Company's evaluation of similar securities in the first quarter of 2016, it determined that certain unrealized losses represented other-than-temporary impairments. This determination was based on several factors, including adverse changes in the market conditions and economic environments in which the entities operate. The Company recognized asset impairment charges of $1,470 for the six months ended June 30, 2016, equal to the cost basis of such securities in excess of their fair values. The Company has determined that there was no indication of other-than-temporary impairments on its investments with unrealized losses as of June 30, 2017. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entities, and the intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value of available-for-sale debt securities and marketable securities as of June 30, 2017, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
Debt securities maturing after one year through three years	$631	$1,006
Securities with no contractual maturities	110,239	120,539
	$110,870	$121,545

In April 2017, an entity in which the Company held publicly-traded equity securities and debt securities emerged from previously filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the plan of reorganization for this entity, all equity securities were extinguished, and holders of the debt securities received a combination of cash and new equity securities in the post-bankruptcy entity. In connection with this transaction, the Company recognized a gain of $699 on the exchange of the debt securities based on the fair value of the new equity securities and cash received. The Company also recognized a loss of $79 for the write-off of the remaining carrying value of the predecessor equity securities. The equity securities received as part the exchange are reported with the Company's marketable securities and are classified as available-for-sale securities as of June 30, 2017.

Long-Term Investments

The following table summarizes the Company's long-term investments as of June 30, 2017 and December 31, 2016. For those investments at fair value, the carrying amount of the investment equals its respective fair value.

	Ownership %		Long-Term Investments Balance		(Income) Loss Recorded in the Consolidated Statements of Operations
					Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	2017	2016	2017	2016
Corporate securities (1)			$87,832	$75,608	$—	$—	$—	$—
Corporate obligations (2)			4,694	4,350	24	(59)	(344)	(59)
ModusLink Global Solutions, Inc. ("MLNK") warrants			9	19	23	49	10	516
Equity method investments:
Carried at fair value:
ModusLink Global Solutions, Inc.	32.7%	32.9%	31,092	26,547	1,356	4,164	(3,766)	16,912
Aviat Networks, Inc. ("Aviat")	12.7%	12.7%	11,662	9,269	(1,568)	496	(2,393)	961
Other	43.8%	43.8%	1,223	1,223	—	(125)	—	517
SL Industries, Inc.	100.0%	100.0%	—	—	—	(5,969)	—	(8,078)
API Technologies Corp. ("API Tech")	—%	—%	—	—	—	(343)	—	(7,089)
Long-term investments carried at fair value			136,512	117,016
Carried at cost:
Other equity method investments (3)			2,949	3,050	97	67	123	38
Total			$139,461	$120,066	$(68)	$(1,720)	$(6,370)	$3,718

(1)
Represents available-for-sale securities at June 30, 2017 and December 31, 2016. Cost basis totaled $12,550 at June 30, 2017 and $12,250 at December 31, 2016 and gross unrealized gains totaled $75,282 and $63,358 at June 30, 2017 and December 31, 2016, respectively.

(2)
Cost basis totaled $3,480 at both June 30, 2017 and December 31, 2016 and gross unrealized gains totaled $1,214 and $870 at June 30, 2017 and December 31, 2016, respectively. Changes in fair value are recorded in the Company's consolidated statements of operations as the Company elected the fair value option to account for this investment.

(3)	Represents Steel Excel's investments in iGo, Inc. ("iGo") of 45% and a 50% investment in API Optix s.r.o ("API Optix"), a joint venture investment held by API.

Equity Method Investments

The Company's investments in associated companies are accounted for under the equity method of accounting. Associated companies are included in the Diversified Industrial, Energy, or Corporate and Other segments. Certain associated companies have a fiscal year end that differs from December 31. Additional information for each of SPLP's investments in associated companies as of June 30, 2017 are as follows:

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

Equity Method, Carried At Cost:

•
Steel Excel has an investment in iGo, a provider of accessories for mobile devices. This investment is being accounted for under the traditional equity method. Based on the closing market price of iGo's publicly-traded shares, the fair value of the investment in iGo was approximately $4,000 and $3,900 at June 30, 2017 and December 31, 2016, respectively.

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

	June 30, 2017	December 31, 2016
Summary of balance sheet amounts:
Current assets	$271,667	$317,014
Non-current assets	24,804	28,169
Total assets	$296,471	$345,183

Current liabilities	$159,633	$200,966
Non-current liabilities	67,909	67,483
Total liabilities	227,542	268,449
Equity	68,929	76,734
Total liabilities and equity	$296,471	$345,183

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Summary operating results:
Net revenue	$97,948	$145,955	$215,516	$318,705
Gross profit	$8,542	$4,946	$19,740	$27,779
Net loss	$(5,067)	$(11,253)	$(7,973)	$(21,753)

Other Investments

WebBank had $23,016 and $11,558 of held-to-maturity securities at June 30, 2017 and December 31, 2016, respectively. WebBank records these securities at amortized cost, and they are included in Other non-current assets on the Company's consolidated balance sheets. The dollar value of these securities with maturities less than five years is $8,253, after five years through ten years, is $13,505 and after ten years is $1,258. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The securities are collateralized by unsecured consumer loans. These securities had an estimated fair value of $23,058 and $11,556 at June 30, 2017 and December 31, 2016, respectively.

8. LONG-TERM DEBT

Debt consists of the following:

	June 30, 2017	December 31, 2016
Short term debt:
API - foreign	$836	$832
HNH - foreign	648	553
Short-term debt	1,484	1,385
Long-term debt:
SPLP revolving facility	50,396	58,651
HNH revolving facilities	274,101	267,224
HNH other debt - domestic	6,281	6,493
HNH foreign loan facilities	—	1,019
Steel Excel term loan, net of unamortized debt issuance costs	36,243	36,195
API revolving facilities	10,223	12,330
API term loans	10,584	11,142
Subtotal	387,828	393,054
Less portion due within one year	57,158	62,928
Long-term debt	330,670	330,126
Total debt	$389,312	$394,439

SPLP Revolving Credit Facility

The Company's amended credit facility with PNC Bank, National Association ("PNC Credit Facility") provides for a revolving credit facility with borrowing availability of up to $105,000. Amounts outstanding under the PNC Credit Facility bear interest at SPLP's option at either LIBOR or the Base Rate, as defined, plus an applicable margin under the loan agreement (1.63% and 0.63%, respectively, for LIBOR and Base Rate borrowings as of June 30, 2017) and requires a commitment fee to be paid on unused borrowings. The borrowings are collateralized by first priority security interests of certain of the Company's deposit accounts and investments, including investments in majority-owned, consolidated subsidiaries. The pledged collateral as of June 30, 2017 totaled approximately $360,000. The average interest rate on the PNC Credit Facility was 3.13% as of June 30, 2017. The PNC Credit Facility also contains customary affirmative and negative covenants, including a minimum cash balance covenant and customary events of default. Any amounts outstanding under the PNC Credit Facility are due and payable in full on October 23, 2017, and accordingly, the total amount outstanding is classified in Current portion of long-term debt on the Company's consolidated balance sheets as of June 30, 2017 and December 31, 2016. The PNC Credit Facility also includes provisions for the issuance of letters of credit up to $10,000, with any such issuances reducing total borrowing availability. The Company's availability under the PNC Credit Facility was approximately $33,900 as of June 30, 2017.

HNH Debt

Senior Credit Facility

HNH's amended and restated senior credit agreement ("Senior Credit Facility") provides for an up to $400,000 senior secured revolving credit facility, including a $20,000 sublimit for the issuance of letters of credit and a $20,000 sublimit for the issuance of swing loans. Borrowings under the Senior Credit Facility bear interest at HNH's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (2.25% and 1.25%, respectively, for LIBOR and Base Rate borrowings at June 30, 2017), and the revolving facility provides for a commitment fee to be paid on unused borrowings. The weighted-average interest rate on the revolving facility was 3.49% at June 30, 2017. HNH's availability under the Senior Credit Facility was $66,100 as of June 30, 2017.

The Senior Credit Facility will expire, with all amounts outstanding due and payable, on August 29, 2019. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic wholly-owned subsidiaries and certain foreign wholly-owned subsidiaries of HNH, and obligations under the Senior Credit Facility are collateralized by first priority security interests in and liens upon present and future assets of these subsidiaries. The Senior Credit Facility restricts these subsidiaries' ability to transfer cash or other assets to HNH, the parent company, subject to certain exceptions, including required pension payments to the WHX Corporation Pension Plan and the WHX Pension Plan II. The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. HNH was in compliance with all debt covenants at June 30, 2017.

Master Lease Agreement

In 2016, HNH entered into a master lease agreement with TD Equipment Finance, Inc. ("TD Equipment"), which establishes the general terms and conditions for a $10,000 credit facility under which HNH may lease equipment and other property from TD Equipment pursuant to the terms of individual lease schedules. As of June 30, 2017, $5,400 was outstanding under the master lease agreement. No leases had been entered into as of December 31, 2016 under the agreement.

Steel Excel Credit Agreement

Steel Excel's energy business has a credit agreement, as amended ("Amended Credit Agreement"), that provides for a borrowing capacity of $105,000, consisting of a $95,000 secured term loan ("Term Loan") and up to $10,000 in revolving loans ("Revolving Loans"), subject to a borrowing base of 85% of the eligible trade receivables.

Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy Ltd. ("Steel Energy") and its wholly-owned subsidiaries, Sun Well Service, Inc. ("Sun Well"), Rogue Pressure Services, Ltd. ("Rogue") and Black Hawk Energy Services Ltd. ("Black Hawk Ltd"), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue and Black Hawk Ltd. The carrying value as of June 30, 2017 of the assets pledged as collateral by Steel Energy and its subsidiaries under the Amended Credit Agreement was approximately $125,411.

The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3,300 and a balloon payment due on the maturity date. As a result of Term Loan prepayments made by Steel Excel in prior periods, no quarterly installment payments are due until 2018. Steel Excel only has an amount outstanding under the Term Loan at June 30, 2017. Borrowings under the Amended Credit Agreement bear interest at annual rates of either (i) the Base Rate, as defined, plus an applicable margin of 1.50% to 2.25% or (ii) LIBOR plus an applicable margin of 2.50% to 3.25%. The applicable margin for both Base Rate and LIBOR is determined based on the leverage ratio calculated in accordance with the Amended Credit Agreement. LIBOR-based borrowings are available for interest periods of one, three or six months. In addition, Steel Excel is required to pay commitment fees of between 0.375% and 0.50% per annum on the daily unused amount of the Revolving Loans. The interest rate on the borrowings under the Amended Credit Agreement was 3.80% at June 30, 2017.

API Long-Term Debt Facilities

Revolving Facilities

API, in the UK, has a multi-currency revolving agreement of £13,500 (approximately $17,350) that expires on June 30, 2018 ("UK Facility"). At June 30, 2017, approximately $10,223 was outstanding under the UK Facility. Borrowings under the UK Facility bear interest at LIBOR plus a margin of between 1.50% to 2.40%, and the interest rate was approximately 2.35% at June 30, 2017. These borrowings are secured by certain UK assets, which totaled approximately $47,300 at June 30, 2017, and include certain debt covenants, including leverage and interest coverage. API was in compliance with all covenants at June 30, 2017.

API also has a revolving facility in the U.S. that expires in June 2018 ("U.S. Facility"), with availability of up to approximately $5,400 as of June 30, 2017. There was no amount outstanding under the U.S. Facility at June 30, 2017. Borrowings under the U.S Facility bear interest at LIBOR plus 3.00%. The U.S. facility is secured by certain inventories and receivables, which totaled approximately $30,000 at June 30, 2017. API received a temporary waiver after failing to meet one of the debt covenants under this facility as of December 31, 2016. The facility was amended in February 2017 to modify and add certain covenants and provisions that will be in place until June 30, 2018.

Term Loans

In the third quarter of 2016, API entered into a term loan in the U.S. totaling approximately $9,000 to partially fund its acquisition of Hazen (see Note 2 - "Acquisitions"). This term loan bears interest at LIBOR plus 3.00% and had an interest rate of 4.21% at June 30, 2017. In addition, API has certain term loans for equipment for approximately $1,200 and $800 at June 30, 2017. These loans had interest rates of 4.06% and 4.26% at June 30, 2017, respectively, and are secured over the related equipment.

9. FINANCIAL INSTRUMENTS

At June 30, 2017 and December 31, 2016, financial instrument obligations and related restricted cash consist primarily of $13,979 and $12,640, respectively, of short sales of corporate securities. Activity is summarized below for financial instrument liabilities and related restricted cash:

	June 30,
	2017	2016
Balance, beginning of period	$12,640	$21,639
Settlement of short sales of corporate securities	(59)	(9,194)
Short sales of corporate securities	99	93
Net investment losses (gains)	1,299	(682)
Balance of financial instrument liabilities and related restricted cash, end of period	$13,979	$11,856

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

Foreign Currency Forward Contracts

API enters into foreign currency forward contracts to hedge its receivables and payables denominated in other currencies. In addition, API enters into foreign currency forward contracts to hedge the value of its future sales denominated in Euros and the value of its future purchases denominated in USD. These hedges have settlement dates ranging through December 2017. The forward contracts that are used to hedge the risk of foreign exchange movement on its receivables and payables are accounted for as fair value hedges. At June 30, 2017, there were contracts in place to buy Sterling and sell Euros in the amount of €11,150. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net change in fair value of the derivative assets and liabilities are recognized in the Company's consolidated statements of operations. The forward contracts that are used to hedge the value of API's future sales and purchases are accounted for as cash flow hedges. At June 30, 2017, there were contracts in place to hedge the value of future sales denominated in Euros in the amount of €8,910 and the value of future purchases denominated in USD in the amount of $750. These hedges are fully effective, and, accordingly the changes in fair value are recorded in accumulated other comprehensive income ("AOCI") and, at maturity, any gain or loss on the forward contract is reclassified from AOCI into the Company's consolidated statements of operations.

WebBank - Derivative Financial Instruments

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets at June 30, 2017 and are classified within Level 3 in the fair value hierarchy (see Note 14 - "Fair Value Measurements"). At June 30, 2017, derivatives outstanding mature within 3 to 5 years. Gains and losses resulting from changes in fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Call and Put Options

During the six months ended June 30, 2017, the Company sold call options for proceeds of approximately $230 and purchased put options totaling $783 related to an exchange traded index fund. The options are traded in active markets, and accordingly, the Company records the fair value of the options through the use of quoted prices and records any changes in fair value in the consolidated statements of operations in Other (income) expenses, net. These derivative financial instruments are classified within Level 1 in the fair value hierarchy.

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

As of June 30, 2017, HNH had the following outstanding forward contracts with settlement dates through July 2017. There were no futures contracts outstanding at June 30, 2017.

Commodity	Amount	Notional Value
Silver	728,710 ounces	$12,100
Gold	600 ounces	$700
Copper	375,000 pounds	$1,000
Tin	30 metric tons	$600

Fair Value Hedges. Of the total forward contracts outstanding, 573,710 ounces of silver and substantially all the copper contracts are designated and accounted for as fair value hedges. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net change in fair value of the derivative assets and liabilities, and the change in the fair value of the underlying hedged inventory, are recognized in the Company's consolidated statements of operations, and such amounts principally offset each other due to the effectiveness of the hedges. The fair value hedges are associated primarily with HNH's precious metal inventory carried at fair value.

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets and the effect of derivative instruments in the Company's consolidated statements of operations are shown in the following tables:

Derivative	Balance Sheet Location	June 30, 2017	December 31, 2016
Commodity contracts (a), (b)	Prepaid expenses and other current assets/(Accrued liabilities)	$3	$(111)
Commodity contracts (c)	(Accrued liabilities)/Prepaid expenses and other current assets	(1)	3
Foreign exchange forward contracts (a), (d)	Accrued liabilities	(320)	(872)
Foreign exchange forward contracts (a), (b)	Accrued liabilities	(175)	(76)
Economic interests in loans (c)	Other non-current assets	9,421	6,162
Call options	Other current liabilities	(159)	—
Put options	Prepaid expenses and other current assets	262	—
Total derivatives		$9,031	$5,106

		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Derivative	Statement of Operations Location	Gain (Loss)	Gain (Loss)	Gain (loss)	Gain (loss)
Commodity contracts (a), (b)	Cost of goods sold	$1,004	$(1,403)	$(179)	$(2,381)
Commodity contracts (c)	Cost of goods sold	(31)	(70)	64	(95)
Commodity contracts (c)	Realized and unrealized (gain) loss on derivatives	285	(416)	(75)	(539)
Foreign exchange forward contracts (a), (d)	Revenue/Cost of goods sold	(391)	(351)	(796)	(241)
Foreign exchange forward contracts (a), (b)	Other (income) expenses, net	(220)	(244)	(231)	(444)
Economic interests in loans (c)	Revenue	3,021	1,712	5,518	2,565
Call options	Other (income) expenses, net	24	—	72	—
Put options	Other (income) expenses, net	(187)	—	(521)	—
Total derivatives		$3,505	$(772)	$3,852	$(1,135)

(a)	Designated as hedging instruments.

(b)	Fair value hedge.

(c)	Economic hedge.

(d)	Cash flow hedge.

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

At June 30, 2017 and December 31, 2016, WebBank's undisbursed loan commitments totaled $140,772 and $184,784, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

WebBank estimates an allowance for potential losses on off-balance sheet contingent credit exposures related to the guaranteed amount of its Small Business Administration ("SBA") and United States Department of Agriculture ("USDA") loans and whether or not the SBA/USDA honors the guarantee. WebBank determines the allowance for these contingent credit exposures based on historical experience and portfolio analysis. The allowance is included with Other non-current liabilities on the Company's consolidated balance sheets, with any related increases or decreases in the reserve included in the Company's consolidated statements of operations. The allowance was $188 at both June 30, 2017 and December 31, 2016.

10. PENSION BENEFIT PLANS

The following table presents the components of pension expense for HNH's and API's pension plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$—	$(14)	$—	$—
Interest cost	5,482	5,928	10,935	12,011
Expected return on plan assets	(6,154)	(7,042)	(12,323)	(14,288)
Amortization of actuarial loss	2,287	2,125	4,575	4,250
Total	$1,615	$997	$3,187	$1,973

Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. Required minimum pension contributions are as follows:

•	HNH expects to contribute $24,700 for the remainder of 2017, and $29,600, $39,900, $36,000, $32,700 and $80,600 in 2018, 2019, 2020, 2021 and for the five years thereafter, respectively.

•	API expects to contribute approximately $900 per year until 2023.

11. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of June 30, 2017, the Company had 26,016,926 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

On December 7, 2016, the Board of Directors of SPH GP approved the repurchase of up to an aggregate of 2,000,000 of the Company's common units ("Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan, and the Repurchase Program has no termination date. During the first six months of 2017, the Company purchased 159,385 units for an aggregate price of approximately $2,985.

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

Steel Excel Transaction

On December 23, 2016, the Company entered into an Amended Agreement and Plan of Merger with a subsidiary of the Company and Steel Excel to make a tender offer to purchase any and all of the outstanding shares of common stock of Steel Excel not already owned by the Company or any of its affiliates. In exchange for each share of Steel Excel common stock, the Company offered 0.712 SPLP Preferred Units. The offer commenced on January 9, 2017 and expired on February 6, 2017. As a result of the completion of the offer, the Company issued approximately 2,500,000 SPLP Preferred Units with a fair value and liquidation value of $25.00 per SPLP Preferred Unit, or approximately $63,500, to Steel Excel shareholders and paid approximately $2,100 in cash for any remaining unvested restricted shares of Steel Excel. As a result, the Company now owns 100% of Steel Excel.

The SPLP Preferred Units entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution, which is recorded as a component of interest expense in the Company's consolidated statement of operations. The Company paid cash distributions of approximately $1,330 to preferred unitholders during the first six months of 2017. The SPLP Preferred Units have a term of nine years and are redeemable at any time at the Company's option at the liquidation value, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption. In addition, the holders can require the Company to repurchase up to 525,000 of the SPLP Preferred Units, in cash on a pro rata basis, on the third anniversary of the original issuance date, reduced by any preferred units called for redemption by the Company, in cash on a pro rata basis, prior to that time. The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions.

The SPLP Preferred Units are recorded as a long-term liability, including accrued interest expense, on the Company's consolidated balance sheet as of June 30, 2017 because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. In accordance with the accounting standard on consolidation, changes in a parent's ownership interest where the parent retains a controlling financial interest in its subsidiary are accounted for as equity transactions. The carrying amount of the noncontrolling interest in Steel Excel has been eliminated to reflect the change in SPLP's ownership interest in Steel Excel, and the difference between the fair value of the consideration paid to the noncontrolling interest holders of Steel Excel and the amount by which the noncontrolling interest was adjusted has been recognized in Partners' capital.

Accumulated Other Comprehensive Loss

Changes, net of tax, in Accumulated other comprehensive loss are as follows:

	Six Months Ended June 30, 2017
	Unrealized gain on available-for-sale securities	Unrealized loss on derivative financial instruments	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at beginning of period	$62,527	$(2,470)	$(19,548)	$(109,270)	$(68,761)
Other comprehensive income, net of tax - before reclassifications (a)	12,795	411	2,448	68	15,722
Reclassification adjustments, net of tax (b)	(273)	—	—	—	(273)
Net other comprehensive income attributable to common unitholders (c)	12,522	411	2,448	68	15,449
Other changes	848	—	—	—	848
Balance at end of period	$75,897	$(2,059)	$(17,100)	$(109,202)	$(52,464)

(a)	Net of a tax provision of approximately $2,468.

(b)	Net of a tax benefit of approximately $160.

(c)
Amounts do not include the net unrealized gains on available-for-sale securities of $811, the unrealized gains on derivative financial instruments of $51, cumulative translation adjustments of $565 and the change in net pension liabilities and other post-retirement benefit obligations of $29, which are attributable to noncontrolling interests.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP, which are determined as of the last day of each fiscal year. If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the amount accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. The expense is recorded in SG&A in the Company's consolidated statements of operations. The Company recorded a reduction in SG&A of approximately $184 for the three months ended June 30, 2017 and recorded expense of $4,930 in SG&A for the six months ended June 30, 2017. There was no incentive unit expense recorded in the three and six months ended June 30, 2016.

12. INCOME TAXES

The Company recorded tax provisions of $10,416 and $6,288 for the three months ended June 30, 2017 and 2016, respectively, and $17,262 and $10,023 for the six months ended June 30, 2017 and 2016, respectively. The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of the deferred tax assets will not be realized in future periods.

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

13. NET INCOME PER COMMON UNIT

The following data was used in computing net income per common unit shown in the Company's consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$15,718	$9,859	$12,620	$12,203
Net income attributable to noncontrolling interests in consolidated entities	(4,465)	(650)	(5,449)	(1,032)
Net income attributable to common unitholders	11,253	9,209	7,171	11,171
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a), (b)	963	—	—	—
Net income attributable to common unitholders - assuming dilution	$12,216	$9,209	$7,171	$11,171
Net income per common unit – basic:
Net income attributable to common unitholders	$0.43	$0.35	$0.27	$0.42
Net income per common unit – diluted:
Net income attributable to common unitholders	$0.41	$0.35	$0.27	$0.42
Denominator for net income per common unit - basic	26,038,548	26,480,628	26,091,833	26,556,659
Effect of dilutive securities:
Incentive units	265,065	—	277,085	—
Unvested restricted common units	46,054	—	43,569	—
SPLP Preferred Units (a), (b)	3,414,129	—	—	—
Denominator for net income per common unit - diluted	29,763,796	26,480,628	26,412,487	26,556,659
(a) Assumes the SPLP Preferred Units were redeemed in common units as described in Note 11 - "Capital and Accumulated Other Comprehensive Loss."

(b)	For the six months ended June 30, 2017, the diluted per unit calculation does not include the impact of 2,662,546 of SPLP Preferred Units since the impact would have been anti-dilutive.

14. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of June 30, 2017 and December 31, 2016 are summarized by type of inputs applicable to the fair value measurements as follows:

June 30, 2017	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$29,646	$3,414	$13,119	$46,179
Long-term investments (a)	130,586	4,694	1,232	136,512
Investments in certain funds	—	—	465	465
Precious metal and commodity inventories recorded at fair value	12,328	—	—	12,328
Economic interests in loans	—	—	9,421	9,421
Warrants	—	—	184	184
Long put options	262	—	—	262
Commodity contracts on precious metal and commodity inventories	—	2	—	2
Total	$172,822	$8,110	$24,421	$205,353

Liabilities:
Financial instrument obligations	$13,979	$—	$—	$13,979
Short call options	159	—	—	159
Foreign currency forward exchange contracts	—	495	—	495
Total	$14,138	$495	$—	$14,633

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$25,498	$3,994	$24,158	$53,650
Long-term investments (a)	111,424	4,350	1,242	117,016
Investments in certain funds	—	—	469	469
Precious metal and commodity inventories recorded at fair value	10,143	—	—	10,143
Economic interests in loans	—	—	6,162	6,162
Foreign currency forward exchange contracts	—	92	—	92
Total	$147,065	$8,436	$32,031	$187,532

Liabilities:
Financial instrument obligations	$12,640	$—	$—	$12,640
Commodity contracts on precious metal and commodity inventories	—	108	—	108
Foreign currency forward exchange contracts	—	1,040	—	1,040
Total	$12,640	$1,148	$—	$13,788

(a)	For additional detail of the marketable securities and long-term investments see Note 7 - "Investments."

There were no transfers of securities among the various measurement input levels during the six months ended June 30, 2017.

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

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long-Term Investments
	Investments in Associated Companies (a)	MLNK Warrants (a)	Marketable Securities and Other (b)	Total
Assets
Balance at March 31, 2016	$1,289	$76	$27,853	$29,218
Sales and cash collections	—	—	(199)	(199)
Unrealized gains	125	—	3,559	3,684
Unrealized losses	—	(49)	—	(49)
Balance at June 30, 2016	$1,414	$27	$31,213	$32,654

Balance at March 31, 2017	$1,223	$32	$34,489	$35,744
Sales and cash collections	—	—	(13,729)	(13,729)
Realized gain on sale	—	—	73	73
Unrealized gains	—	—	3,205	3,205
Unrealized losses	—	(23)	(849)	(872)
Balance at June 30, 2017	$1,223	$9	$23,189	$24,421

	Long-Term Investments
	Investments in Associated Companies (a)	MLNK Warrants (a)	Marketable Securities and Other (b)	Total
Assets
Balance at December 31, 2015	$1,931	$543	$27,980	$30,454
Sales and cash collections	—	—	(3,833)	(3,833)
Unrealized gains	—	—	7,066	7,066
Unrealized losses	(517)	(516)	—	(1,033)
Balance at June 30, 2016	$1,414	$27	$31,213	$32,654

Balance at December 31, 2016	$1,223	$19	$30,789	$32,031
Sales and cash collections	—	—	(14,978)	(14,978)
Realized gain on sale	—	—	73	73
Unrealized gains	—	—	7,305	7,305
Unrealized losses	—	(10)	—	(10)
Balance at June 30, 2017	$1,223	$9	$23,189	$24,421

(a)	Unrealized gains and losses are recorded in (Income) loss of associated companies and other investments held at fair value, net of taxes in the Company's consolidated statements of operations.

(b)	Realized gains and losses on sale are recorded in Other (income) expenses, net or Revenue in the Company's consolidated statements of operations.

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

15. COMMITMENTS AND CONTINGENCIES

Environmental and Litigation Matters

As discussed in more detail below, certain of the Company's subsidiaries have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement and as defendants in certain legal proceedings. Most such legal proceedings and environmental investigations involve unspecified amounts of potential damage claims or awards, are in an initial procedural phase, involve significant uncertainty as to the outcome, or involve significant factual issues that need to be resolved, such that it is not possible for the Company to estimate a range of possible loss. For matters that have progressed sufficiently through the investigative process such that the Company is able to reasonably estimate a range of possible loss, an estimated range of possible loss will be provided, in excess of the accrued liability (if any) for such matters. Any estimated range is or will be based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent the Company's maximum possible loss exposure. The circumstances of such legal proceedings and environmental investigations will change from time to time, and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on the financial position, liquidity or results of operations of the Company.

The environmental claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. As of June 30, 2017, on a consolidated basis, the Company has accrued liabilities of approximately $11,559, which represent the current estimate of the probable cleanup liabilities, including remediation and legal costs and litigation reserves. Expenses relating to these costs, and any recoveries, are included in SG&A in the Company's consolidated statements of operations. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

Environmental Matters

Certain HNH subsidiaries have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH recorded current liabilities of approximately $9,800 related to estimated environmental remediation costs as of June 30, 2017. HNH also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. No insurance reimbursements were recorded during the six months ended June 30, 2017 or 2016.

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

The sites where certain HNH subsidiaries have environmental liabilities include the following:

HNH has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that HNH sold in 2003 ("Sold Parcel") and an adjacent parcel ("Adjacent Parcel") that together comprise the site of a former HNH manufacturing facility. The remaining remediation, monitoring and regulatory administrative costs for the Sold Parcel are expected to approximate $100. With respect to the Adjacent Parcel, an ecological risk assessment has been completed and the results, along with proposed clean up goals, were submitted in the second quarter of 2016 to the CTDEEP for their review and approval. The next phase will be a physical investigation of the upland portion of the parcel. A work plan was submitted in the third quarter of 2016 to the CTDEEP for review and approval. The CTDEEP provided comments on February 28, 2017, and HNH is negotiating a final work plan, which is expected to start in the second half of 2017 and is estimated to cost $200. Investigation of the wetlands portion is not expected to start until the later part of 2017, pending regulatory approvals and agreement on wetlands remediation goals. Based on the current stage of the investigation at this site at this time, HNH estimates that it is reasonably possible that it may incur aggregate losses over a period of several years, above its current accrued liability for this site, in a range of $2,000 to $6,000. Due to the uncertainties, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HNH.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of HNH, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and HNH, all after having the first $1,000 paid by the former owner/operator. As of June 30, 2017, total investigation and remediation costs of approximately $6,000 and $1,900 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible, although that policy is about to be exhausted. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. Based on the current stage of the investigation at this site at this time, HNH estimates that it is reasonably possible that it may incur aggregate losses over a period of years, above its current accrued liability for this site, in a range of $100 to $4,000, of which it expects to pay a 25% share. Due to the uncertainties, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or HNH.

SLI may incur environmental costs in the future as a result of past activities of its former subsidiary, SurfTech, at sites located in Pennsauken, New Jersey ("Pennsauken Site") and in Camden, New Jersey ("Camden Site"). At the Pennsauken Site, SLI reached an agreement with both the U.S. Department of Justice and the Environmental Protection Agency ("EPA") related to its liability and entered into a Consent Decree which governs the agreement. SLI agreed to perform remediation, which has been completed, and to pay a fixed sum for the EPA's past costs. The fixed sum was paid in installments, and the final payment of $2,200 was made in the second quarter of 2017. In December 2012, the NJDEP served SLI with a settlement demand of $1,800 for alleged past and future costs, as well as alleged natural resource damages related to the Pennsauken Site. Although SLI believes that it has meritorious defenses to any claim for costs and natural resource damages, to avoid the time and expense of litigating the matter, on February 13, 2013, SLI offered to pay the State of New Jersey $300 to fully resolve the claim. On June 29, 2015, the State of

New Jersey rejected SLI's counteroffer. No subsequent discussions have been had. The final scope and cost of this claim cannot be estimated at this time.

With respect to the Camden Site, SLI has reported soil contamination and a groundwater contamination plume emanating from the site. A Remedial Action Workplan ("RAWP") for soils was submitted to the NJDEP in the second quarter of 2017, by the Licensed Site Remediation Professional ("LSRP") for the site. The RAWP for treatment of unsaturated soils is scheduled to be initiated during the third quarter of 2017 with post-remediation rebound testing and slab removal to be conducted in the first quarter of 2018. SLI's environmental consultants also implemented an interim remedial action pilot study to treat on-site contaminated groundwater, which consisted of injecting food-grade product into the groundwater at the down gradient property boundary to create a "bio-barrier." Post-injection groundwater monitoring to assess the bio-barrier's effectiveness was completed. Consistent decreases in target contaminants concentrations in groundwater were observed. In December 2014, a report was submitted to the NJDEP stating sufficient information was obtained from the pilot study to complete the full-scale groundwater remedy design. A full scale groundwater bioremediation will be implemented during the fourth quarter of 2017 following the soil remediation mentioned above. A reserve of $2,900 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI or HNH.

SLI is currently participating in environmental assessment and cleanup at a commercial facility located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with the NJDEP and LSRP oversight, but contaminants of concern ("COCs") in groundwater and surface water, which extend off-site, remain above applicable NJDEP remediation standards. A soil remedial action plan has been developed to remove the new soil source contamination that continues to impact groundwater. SLI's LSRP completed a supplemental groundwater remedial action, pursuant to a RAWP filed with, and permit approved by, the NJDEP, and a report was filed with the NJDEP in March 2015. SLI's consultants have developed cost estimates for supplemental remedial injections, soil excavation, and additional tests and remedial activities. The LSRP has prepared a Remedial Investigation Report, which was sent to the NJDEP in May 2016. Off-site access to the adjacent property has been negotiated and monitoring wells have been installed. Results of the initial samples detected COCs above the NJDEP standards. A reserve of $1,400 has been established for anticipated costs, but there can be no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI or HNH.

Litigation Matters

BNS Litigation Matters

BNS Sub has been named as a defendant in approximately 1,371 alleged asbestos-related toxic-tort claims as of June 30, 2017. The claims were filed over a period beginning in 1994 through June 30, 2017. In many cases these claims involved more than 100 defendants. Of the claims filed, approximately 1,316 were dismissed, settled or granted summary judgment and closed as of June 30, 2017. Of the claims settled, the average settlement was less than $3. There remained 55 pending asbestos claims as of June 30, 2017. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $1,543 at both June 30, 2017 and December 31, 2016 in estimated remaining self-insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973, although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of both June 30, 2017 and December 31, 2016, BNS Sub has accrued $1,349 relating to the open and active claims against BNS Sub. This accrual represents the Company's best estimate of the likely costs to defend against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded, through the retroactive billings by BNS Sub.

There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims and that BNS Sub will not need to increase significantly its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $2,208 and $2,122 for the three months ended June 30, 2017 and 2016, respectively, and $4,266 and $4,215 for the six months ended June 30, 2017 and 2016, respectively. The Management Fee is included in SG&A in the Company's consolidated statements of operations. Unpaid amounts for management fees included in Payables to related parties on the Company's consolidated balance sheets were $209 and $0 at June 30, 2017 and December 31, 2016, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $596 and $1,617 for the three months ended June 30, 2017 and 2016, respectively, and $1,860 and $2,236 for the six months ended June 30, 2017 and 2016, respectively. Unpaid amounts for reimbursable expenses were approximately $727 and $1,031 at June 30, 2017 and December 31, 2016, respectively, and are included in Payables to related parties on the Company's consolidated balance sheets.

Corporate Services

Steel Services, through Management Services Agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, as well as a variety of services, including legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, Steel Services has management services agreements with other companies considered to be related parties, including NOVT Corporation, Ore Holdings, Inc., J. Howard Inc., Steel Partners, Ltd., iGo, MLNK and Aerojet Rocketdyne Holdings, Inc. In total, Steel Services will charge approximately $3,672 annually to these companies. All amounts billed under these service agreements are classified as a reduction of SG&A.

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

Other

At June 30, 2017 and December 31, 2016, several related parties and consolidated subsidiaries had deposits totaling $2,796 and $2,786, respectively, at WebBank. Approximately $721 and $718 of these deposits, including interest which was not significant, has been eliminated in consolidation as of June 30, 2017 and December 31, 2016, respectively.

On June 26, 2017, HNH entered into a Merger Agreement with SPLP and Merger Sub, pursuant to which, among other things, SPLP and Merger Sub will make a tender offer to purchase any and all of the outstanding shares of common stock of HNH not already owned by SPLP or any entity that is an affiliate of SPLP. For additional information, see Note 1 - "Nature of the Business and Basis of Presentation." Also, on February 6, 2017, the Company completed a tender offer to purchase any and all of the outstanding shares of common stock of Steel Excel not already owned by the Company or any of its affiliates. For additional information, see Note 11 - "Capital and Accumulated Other Comprehensive Loss."

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

Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $2,900, $2,000 and $1,175 for the three months ended June 30, 2017 and 2016. Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $5,800, $4,000 and $2,350 for the six months ended June 30, 2017 and 2016. These amounts are eliminated in consolidation.

Segment information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Diversified industrial	$303,816	$241,472	$584,030	$448,072
Energy	34,035	21,715	61,351	41,714
Financial services	20,540	18,215	36,329	38,409
Total	$358,391	$281,402	$681,710	$528,195
Income (loss) before income taxes:
Diversified industrial	$21,853	$12,444	$29,799	$24,853
Energy	(1,505)	2	(9,282)	(3,022)
Financial services	10,844	11,239	18,467	24,107
Corporate and other	(5,058)	(7,538)	(9,102)	(23,712)
Income before income taxes	26,134	16,147	29,882	22,226
Income tax provision	10,416	6,288	17,262	10,023
Net income	$15,718	$9,859	$12,620	$12,203
Income (loss) of associated companies and other investments held at fair value, net of taxes:
Diversified industrial	$—	$5,969	$—	$8,078
Energy	1,471	(220)	2,270	6,090
Corporate and other	(1,403)	(4,029)	4,100	(17,886)
Total	$68	$1,720	$6,370	$(3,718)

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017
Total Capital
(to risk-weighted assets)	$99,127	30.40%	$26,079	8.00%	$30,154	9.25%	$32,599	10.00%
Tier 1 Capital
(to risk-weighted assets)	$96,756	29.70%	$19,560	6.00%	$23,634	7.25%	$26,079	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$96,756	29.70%	$14,670	4.50%	$18,745	5.75%	$21,190	6.50%
Tier 1 Capital
(to average assets)	$96,756	21.30%	$18,187	4.00%	n/a	n/a	$22,734	5.00%

As of December 31, 2016
Total Capital
(to risk-weighted assets)	$90,369	33.90%	$21,320	8.00%	$22,985	8.63%	$26,649	10.00%
Tier 1 Capital
(to risk-weighted assets)	$88,698	33.30%	$15,990	6.00%	$17,655	6.63%	$21,320	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$88,698	33.30%	$11,992	4.50%	$13,658	5.13%	$17,322	6.50%
Tier 1 Capital
(to average assets)	$88,698	22.20%	$15,956	4.00%	n/a	n/a	$19,944	5.00%

SPLP

The Company historically has conducted its business, and continues to conduct its business and operations, in such a manner so as not to be deemed an investment company under the Investment Company Act of 1940, as amended ("Act"). Under the Act, the Company is required to meet certain qualitative tests related to the Company's assets and/or income, and to refrain from trading for short-term, speculative purposes. The Company has taken actions, including liquidating certain of our assets and acquiring additional interests in existing or new subsidiaries or controlled companies, to comply with these tests, or a relevant exception. Also, since the Company operates as a diversified holding company engaged in a variety of operating businesses, we do not believe we are primarily engaged in an investment company type business, nor do we propose to primarily engage in such a business. If we were deemed to be an investment company under the Act, we may need to further adjust our business strategy and assets, including divesting certain desirable assets immediately to fall outside of the definition, or within an exemption, to register as an investment company or to cease operations.

19. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for each of the six-month periods ending June 30, 2017 and 2016 is presented in the following table:

	Six Months Ended June 30,
	2017	2016
Cash paid during the period for:
Interest	$10,506	$3,967
Taxes	$11,885	$13,006
Non-cash investing activities:
Reclassification of investment in associated company to cost of an acquisition	$—	$39,794
Exchange of debt securities for equity securities	$3,317	$—
Securities received in exchange for financial instrument obligations	$—	$9,155
Noncontrolling interest acquired in non-monetary exchange	$—	$194
Non-cash financing activities:
Issuance of SPLP Preferred Units to purchase subsidiary shares from noncontrolling interests	$63,503	$—

20. OTHER (INCOME) EXPENSES, NET

Other (income) expenses, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment losses (income)	$58	$(848)	$(99)	$(2,238)
Realized gains on sales of marketable securities, net	(648)	(1,690)	(433)	(362)
Realized loss (gain) on financial instrument obligations	451	432	1,299	(682)
Other, net	(53)	(3,424)	9	(3,593)
Other (income) expenses, net	$(192)	$(5,530)	$776	$(6,875)

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

The Energy segment consists of Steel Excel Inc. ("Steel Excel"), which provides drilling and production services to the oil and gas industry. Through its wholly-owned subsidiary Steel Sports Inc., Steel Excel's sports business is a social impact organization that strives to provide a first-class youth sports experience, emphasizing positive experiences and instilling the core values of discipline, teamwork, safety, respect and integrity. Steel Excel also continues to identify other new business acquisition opportunities. The operations of Steel Sports Inc. are not considered material to SPLP and are included in our Energy segment.

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

The Corporate and Other segment consists of several consolidated subsidiaries, including Steel Services Ltd. ("Steel Services"), DGT Holdings Corp. and the BNS Holdings Liquidating Trust, as well as various investments and cash and cash equivalents. Corporate operations include investment and other income, investment gains and losses and rental income. Steel Services provides legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and similar services to other affiliated companies.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

The Company's consolidated operating results for the three and six months ended June 30, 2017 and 2016 are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$358,391	$281,402	$681,710	$528,195
Cost of goods sold	247,355	198,015	475,968	368,938
Selling, general and administrative expenses	78,529	63,882	169,051	125,187
Asset impairment charges	—	7,000	—	8,470
Interest expense	4,893	2,332	9,299	4,365
All other expenses (income), net	1,548	(4,254)	3,880	(4,709)
Total costs and expenses	332,325	266,975	658,198	502,251
Income before income taxes, equity method (income) loss and other investments held at fair value	26,066	14,427	23,512	25,944
Income tax provision	10,416	6,288	17,262	10,023
(Income) loss of associated companies and other investments held at fair value, net of taxes	(68)	(1,720)	(6,370)	3,718
Net income	15,718	9,859	12,620	12,203
Net income attributable to noncontrolling interests in consolidated entities	(4,465)	(650)	(5,449)	(1,032)
Net income attributable to common unitholders	$11,253	$9,209	$7,171	$11,171

Revenue

Revenue for the three months ended June 30, 2017 increased $76,989, or 27.4%, as compared to the same period last year. Excluding growth from acquisitions of 18.0% and the negative impact from changes in foreign currency exchange rates and other items of 0.2%, revenue increased by 9.6%. The net revenue increase of 9.6% was due to increases across all of our segments. The acquisition growth was due to the acquisitions of SL Industries, Inc. ("SLI") (June 2016), including the Electromagnetic Enterprise division ("EME") of Hamilton Sundstrand Corporation (September 2016), Hazen Paper Company's ("Hazen") lamination facility and business in Osgood, Indiana (July 2016), Amsterdam Metallized Products B.V. ("AMP") (December 2016) and Basin Well Logging Wireline Services, Inc. ("Basin") (May 2017).

Revenue for the six months ended June 30, 2017 increased $153,515, or 29.1%, as compared to the same period last year. Excluding growth from the aforementioned acquisitions of 22.9% and the negative impact from changes in foreign currency exchange rates and other items of 1.3%, revenue increased by 7.5%. The net revenue increase of 7.5% was due to increases in the Diversified Industrial and Energy segments, partially offset by a decrease in the Financial Services segment.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2017 increased $49,340, or 24.9%, and increased $107,030, or 29.0% for the six months ended June 30, 2017, as compared to the same periods last year, primarily due to increases in the Diversified Industrial and Energy segments. The increase in the Diversified Industrial segment in the three and six months ended June 30, 2017 was primarily due to the acquisitions of SLI (including EME), Hazen and AMP and remaining revenue increases due to higher volume. The increase in the Energy segment was due to the Basin acquisition and the overall revenue increase in both periods.

Selling, General and Administrative

Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2017 increased $14,647, or 22.9%, as compared to the same period last year, primarily due to increases in all segments. The increase in Diversified segment was due to the acquisitions of SLI (including EME), Hazen and AMP. The increase in the Energy segment was due to the non-recurrence of a litigation settlement received in the second quarter of 2016, partially offset by a decrease in corporate overhead costs. The increase in the Financial Services segment was due to higher personnel expenses due to growth in the number of WebBank's programs and new initiatives, and the continued expansion of WebBank's compliance and oversight group to meet increasing regulatory expectations.

SG&A for the six months ended June 30, 2017 increased $43,864, or 35.0%, as compared to the same period last year, reflecting increases in all segments. The increase in the Diversified Industrial segment was due to the incremental impact from the acquisition of SLI (including EME), as well as the Hazen and AMP acquisitions, and higher benefit costs at HNH. The increases in the Energy and Financial Services segments were due to the aforementioned factors that impacted SG&A in the second quarter, and the increase in the Corporate and Other segment was due to higher non-cash incentive unit expense recorded in the six months ended June 30, 2017, as compared to the same period last year.

Asset Impairment Charges

In connection with HNH's integration of JPS Industries, Inc. ("JPS") after its acquisition in July 2015, HNH approved the closure of JPS' Slater, South Carolina operating facility during the second quarter of 2016 and recorded impairment charges totaling $7,900 associated with the planned closure, including write-downs of $6,600 to property, plant, and equipment and $400 to intangible assets, as well as a $900 inventory write-down, which was recorded in Cost of goods sold in the Company's consolidated statements of operations.

During the six months ended June 30, 2016, the Company recorded non-cash asset impairment charges of $8,470 related to the aforementioned facility closure and other-than-temporary impairments on certain investments. This investment impairment determination was based on several factors, including adverse changes in the market conditions and economic environments in which the entities operate.

Interest Expense

Interest expense for the three months ended June 30, 2017 and 2016 was $4,893 and $2,332, respectively, and was $9,299 and $4,365 for the six months ended June 30, 2017 and 2016, respectively. The higher interest expense for both the three and six months ended June 30, 2017 was primarily due to higher borrowing levels in 2017, primarily to fund HNH's 2016 acquisitions and higher interest expense from the SPLP preferred units issued in the first quarter of 2017.

All Other Expenses (Income), Net

All other expenses (income), net increased $5,802 in the three months ended June 30, 2017 and increased $8,589 in the six months ended June 30, 2017, as compared to the same periods last year. These increases were primarily due to higher finance interest expense, higher provisions for loan losses and lower gains on investment activity by Steel Excel recorded in the 2017 periods, partially offset by reduced losses from derivatives.

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

Tax provisions of $10,416 and $6,288 were recorded for the three months ended June 30, 2017 and 2016, respectively, and tax provisions of $17,262 and $10,023 were recorded for the six months ended June 30, 2017 and 2016, respectively.

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

(Income) Loss of Associated Companies and Other Investments Held At Fair Value, Net of Taxes

The (income) loss of associated companies and other investments held at fair value, net of taxes in the second quarter and first six months of 2017 decreased by $1,652 and increased by $10,088, respectively, as compared to the same periods of 2016. For the details of each of these investments and the related mark-to-market adjustments for all periods, see Note 7 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Segment Analysis

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Diversified industrial	$303,816	$241,472	$584,030	$448,072
Energy	34,035	21,715	61,351	41,714
Financial services	20,540	18,215	36,329	38,409
Total	$358,391	$281,402	$681,710	$528,195
Income (loss) before income taxes:
Diversified industrial	$21,853	$12,444	$29,799	$24,853
Energy	(1,505)	2	(9,282)	(3,022)
Financial services	10,844	11,239	18,467	24,107
Corporate and other	(5,058)	(7,538)	(9,102)	(23,712)
Income before taxes	26,134	16,147	29,882	22,226
Income tax provision	10,416	6,288	17,262	10,023
Net income	$15,718	$9,859	$12,620	$12,203

For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the acquisition impact of the SLI (including EME) acquisition is defined as financial results for periods in 2017 prior to June 1, 2017 for SLI, consistent with its June 1, 2016 acquisition date, and financial results for EME for the entire six month period ended June 30, 2017, based on its September 30, 2016 acquisition date. Accordingly, only changes in SLI's operations, excluding EME, for the month of June 2017, as compared to the month of June 2016, are not reflected in the acquisition impact from these acquisitions in the discussion below.

Diversified Industrial

Net sales for the three months ended June 30, 2017 increased by $62,344, or 25.8%, as compared to the same period in 2016. The change in net sales reflects approximately $48,600 in incremental sales associated with HNH's SLI (including EME) acquisition, as defined above, and API's Hazen and AMP acquisitions, as well as an increase of $900 as a result of higher average silver prices at HNH. Excluding the impact of HNH's SLI (including EME) acquisition and the change in silver prices, HNH's net sales increased by approximately $14,400 due primarily to higher volume from the building materials and joining materials businesses, as well as in the electrical products business based on higher sales levels at SLI in June 2017, as compared to June 2016, partially offset by lower volume from the tubing business. The average silver market price was approximately $17.20 per troy ounce in the second quarter of 2017, as compared to $16.69 per troy ounce in the same period in 2016. Excluding the impact of API's acquisitions of Hazen and AMP, API's net sales decreased approximately $1,600 due to the negative impact from changes in foreign currency exchange rates.

Segment operating income for the three months ended June 30, 2017 increased by $9,409, or 75.6%, as compared to the same period last year. The increase was due to an increase gross profit of $23,156 and the non-recurrence of $7,000 of impairment charges, partially offset by an increase in SG&A of $10,357, an increase in interest expense of $1,653, lower other income of $3,469 and lower equity method investment income of $5,969. The higher gross profit was primarily driven by approximately $12,400 in incremental gross profit from HNH's SLI (including EME) acquisitions, as well as a net increase at HNH of approximately $10,100, principally due to its building materials and joining materials businesses, and the electrical products business based on SLI's higher sales volume in June 2017, as compared to June 2016. The higher SG&A was driven primarily by HNH's SLI (including EME) acquisition and the higher interest expense was primarily due to higher borrowing levels at HNH to finance those acquisitions. The decrease in other income was due to the non-recurrence of the gain on sale of API's security holographics business, which was sold in the second quarter of 2016.

Net sales for the six months ended June 30, 2017 increased by $135,958, or 30.3%, as compared to the same period in 2016. The change in net sales reflects approximately $119,200 in incremental sales associated with HNH's SLI (including EME) acquisition and API's Hazen and AMP acquisitions, as well as an increase of $3,900 as a result of higher average silver prices at HNH. Excluding the impact of HNH's SLI (including EME) acquisition and the change in silver prices, HNH's net sales increased by approximately $23,900 due primarily to higher volume from the building materials and joining materials businesses, as well as in the electrical products business based on higher sales levels at SLI in June 2017, as compared to June 2016, partially offset by lower volume from the tubing business. The average silver market price was approximately $17.34 per troy ounce during the first half of 2017, as compared to $15.86 per troy ounce in the same period in 2016. Excluding the impact of API's acquisitions of Hazen and AMP, net sales decreased approximately $11,000 due to the negative impact from changes in foreign currency exchange rates and the April 2016 divestiture of API's security holographics business.

Segment operating income for the six months ended June 30, 2017 increased by $4,946, or 19.9%, as compared to the same period last year. The increase was due to an increase in gross profit of $46,641 and the non-recurrence of $7,000 of impairment charges, partially offset by an increase in SG&A of $33,828, an increase in interest expense of $3,528, lower other income of $3,725 and lower equity method investment income of $8,078. The higher gross profit was primarily driven by approximately $32,000 in incremental gross profit from HNH's SLI (including EME) acquisition, a net increase at HNH of approximately $14,900 driven by its building materials and joining materials businesses due principally to higher sales volume, and the electrical products business based on SLI's higher sales volume in June 2017, as compared to June 2016, as well as $600 higher gross profit due to higher average silver prices. The higher SG&A was driven primarily by HNH's SLI (including EME) acquisition, which contributed incremental SG&A of approximately $25,400, and higher benefit costs. The higher interest expense was primarily due to higher borrowing levels at HNH to finance the SLI (including EME) acquisition and the decrease in other income was due to the non-recurrence of the gain on sale of API's security holographics business, which was sold in the second quarter of 2016.

Energy

Net revenue for the three months ended June 30, 2017 increased $12,320, or 56.7%, and increased $19,637, or 47.1%, for the six months ended June 30, 2017, as compared to the same periods of 2016. The increases in net revenue in both periods reflect the incremental sales of approximately $2,000 from the acquisition of Basin, as well as an overall increase in Steel Excel's energy business as the demand for services continued to improve in line with the increase in the North American oil and gas drilling rig count.

Segment operating loss for the three months ended June 30, 2017 increased $1,507, as compared to the same period of 2016, due to an increase in SG&A of $3,540 and lower income related to investment activity of $1,852, partially offset by an increase in gross profit of $2,167 and an increase in income from equity method investments of $1,691. The increase in SG&A was due to the non-recurrence of a litigation settlement of approximately $4,200 received in the second quarter of 2016, partially offset by a decrease in corporate overhead costs. The increase in gross profit was primarily the result of the increase in net revenue recorded in the three months ended June 30, 2017, as compared to the same period last year.

Segment operating loss for the six months ended June 30, 2017 increased $6,260, as compared to the same period of 2016, due to higher SG&A of $2,581, lower income from equity method investments of $3,820 and a decrease in income related to investment activity of $3,323, partially offset by an increase in gross profit of $1,923 and the non-recurrence of $1,470 of impairment charges related to marketable securities recorded in the 2016 period. The increase in SG&A was primarily due to the non-recurrence of a litigation settlement received, net of associated fees incurred in the 2016 period, partially offset by a decrease in corporate overhead costs. The increase in gross profit was as a result of the increase in net revenue recorded in the six months ended June 30, 2017, as compared to the same period last year.

Financial Services

Revenue for the three months ended June 30, 2017 increased $2,325, or 12.8%, and decreased $2,080, or 5.4%, in the six months ended June 30, 2017, as compared to the same periods last year. The increase in the three months ended June 30, 2017 was primarily due to an increase in loans outstanding and higher fees collected from strategic partners. The decrease in the six months ended June 30, 2017 was due to the decrease in loans outstanding in WebBank's existing lending programs.

Segment operating income for the three months ended June 30, 2017 decreased $395, or 3.5%, as compared to the same period last year. The decrease was due to higher costs and expenses, partially offset by higher revenue. SG&A increased $1,654 and was driven by higher personnel expenses due to growth in the number of WebBank's programs and new initiatives, and the continued expansion of WebBank's compliance and oversight group to meet increasing regulatory expectations. In addition, the provision for loan losses increased $768 and finance interest expense increased $397 for the three months ended June 30, 2017, as compared to the same period last year. The higher provision expense was to support growth of consumer loans held to maturity, and the higher finance interest expense was due to a larger deposit balance to support loan growth and an increase in interest rates.

Segment operating income for the six months ended June 30, 2017 decreased $5,640, or 23.4%, as compared to the same period last year. The decrease was primarily due to lower revenue and higher costs and expenses, including higher SG&A of $2,158 driven by the aforementioned factors described in the paragraph above. In addition, the provision for loan losses increased $653 and finance interest expense increased $749 for the six months ended June 30, 2017, as compared to the same period last year. The higher provision expense was to support growth of consumer loans held to maturity, and the higher finance interest expense was due to a larger deposit balance to support loan growth and an increase in interest rates.

Corporate and Other

Segment operating loss decreased $2,480 in the three months ended June 30, 2017, as compared to the same period of 2016, as a result of lower losses in the 2017 period of $2,626 from equity method and other investments held at fair value and a decrease in SG&A of $901. These decreases were partially offset by higher interest expense of $934 primarily due to interest expense recorded on the SPLP preferred units, which were issued in the first quarter of 2017.

Segment operating loss decreased $14,610 in the six months ended June 30, 2017, as compared to the same period of 2016, as a result of lower losses in the 2017 period of $21,986 from equity method and other investments held at fair value, partially offset by higher SG&A of $5,288 and higher interest expense of $1,476 primarily due to interest expense recorded on the SPLP preferred units, which were issued in the first quarter of 2017. The higher SG&A was primarily due to non-cash incentive unit expense of approximately $4,900 recorded in the six months ended June 30, 2017. There was no incentive unit expense recorded in the comparable 2016 period. For additional information on the incentive units, see Note 11 - "Capital and Accumulated Other Comprehensive Loss" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June30,
	2017	2016
Net cash (used in) provided by operating activities	$(66,055)	$103,507
Net cash used in investing activities	(29,756)	(56,482)
Net cash (used in) provided by financing activities	(17,245)	135,028
Net change for the period	$(113,056)	$182,053

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 was $66,055. Net income of $12,620 was impacted by certain non-cash items and a net increase of $120,845 relating to changes in certain operating assets and liabilities. The increase was primarily due to an increase of $57,441 in loans held for sale due to the timing of loan originations and the level of activity at WebBank, an increase of $40,464 in trade and other receivables due to the timing of cash receipts, an increase in inventories of $11,262 to support sales volume at HNH, an increase in prepaid expenses and other current assets of $5,725 and a decrease in accounts payable, accrued and other liabilities of $5,953.

Net cash provided by operating activities for the six months ended June 30, 2016 was $103,507. Net income of $12,203 was impacted by certain non-cash items and a decrease of $45,063 relating to changes in certain operating assets and liabilities. The decrease was primarily due to a decrease of $75,839 in loans held for sale due to the timing of loan originations and the level of activity at WebBank and an increase in accounts payable, accrued and other liabilities of $7,635 due to the timing of payments of trade payables. These changes were partially offset by an increase of $30,994 in trade and other receivables due to the timing of receipts and an increase in inventories of $3,669.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $29,756. Significant items included purchases of property, plant and equipment of $24,990, an increase in loan originations, net of collections of $25,679 and net cash paid for acquisitions of $2,008, which includes a reduction of the EME purchase price, partially offset by proceeds from the sales of assets and divestitures of $22,829 and $1,975, respectively.

Net cash used in investing activities for the six months ended June 30, 2016 was $56,482. Significant items included net cash paid for HNH's acquisition of SLI of $117,206 and purchases of property, plant and equipment of $11,450, partially offset by net proceeds from sales of investments, primarily by Steel Excel, of $49,740 and proceeds from sales of assets and divestitures of $2,697 and $6,644, respectively. The proceeds from divestitures are primarily as a result of the sale of API's security holographics business.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017 was $17,245. The cash used was primarily a result of a net decrease in deposits of $7,216, cash paid for dividends on SPLP common units of $3,923, cash used to purchase subsidiary shares from Steel Excel noncontrolling interests of $2,086, cash used to purchase the Company's common units of $2,985 and net revolver repayments of $3,987, partially offset by proceeds from equipment lease financing of $5,377.

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

The Holding Company's principal sources of funds, a portion of which are used to pay its overhead expenses, are available cash resources, servicing contracts with subsidiaries and affiliates, borrowings, investments, public and private capital market transactions, distributions or dividends from subsidiaries and/or investments, as well as dispositions of existing businesses. Investments, which are generally recorded at fair value, are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a reasonable period of time. As of June 30, 2017, the Holding Company had cash and cash equivalents of approximately $4,500 and investments of approximately $110,000, of which approximately $104,000 is either pledged as collateral under the credit facility with PNC Bank, National Association ("PNC Credit Facility") or restricted. The PNC Credit Facility provides for a revolving credit facility with borrowing availability of up to $105,000. The Holding Company's availability under the PNC Credit Facility was approximately $33,900 as of June 30, 2017.

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

Below are liquidity discussions for each of our operating businesses:

As of June 30, 2017, HNH's working capital was $171,787, as compared to working capital of $137,526 as of December 31, 2016. HNH's principal source of liquidity is its cash flows from operations. HNH's ongoing operating cash flow requirements include arranging for the funding of the minimum requirements of its pension plans and paying HNH's administrative costs. HNH expects to have required minimum contributions to the WHX Corporation Pension Plan of $18,500 for the remainder of 2017, and $22,900, $34,300, $32,700, $29,800 and $69,100 in 2018, 2019, 2020, 2021 and for the five years thereafter, respectively. HNH does not currently expect to make any future minimum contributions for the WHX Pension Plan II. For JPS' pension plan, HNH expects to have required minimum contributions of $6,200 for the remainder of 2017, and $6,700, $5,600, $3,300, $2,900 and

$11,500 in 2018, 2019, 2020, 2021 and for the five years thereafter, respectively. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. HNH's senior credit agreement provides for an up to $400,000 senior secured revolving credit facility. As of June 30, 2017, HNH's availability under its senior secured revolving credit facility was $66,100. During the year ended December 31, 2016, HNH entered into a master lease agreement, which establishes the general terms and conditions for a $10,000 credit facility under which HNH may lease equipment and other property pursuant to the terms of individual lease schedules. As of June 30, 2017, $5,400 was outstanding under the master lease agreement.

As of June 30, 2017, API's working capital was approximately $18,000. API, in the UK, has a multi-currency revolving agreement of £13,500 (approximately $17,350) that expires in June 2018. At June 30, 2017, approximately $10,223 was outstanding under the facility. API also has a revolving facility in the U.S that expires in June 2018, with availability of up to approximately $5,400 as of June 30, 2017. At June 30, 2017, there was no amount outstanding under the facility.

As of June 30, 2017, Steel Excel's working capital was approximately $167,000. Steel Excel's principal source of liquidity is cash and cash equivalents and marketable securities on hand. The marketable securities included short-term deposits, corporate debt, equity instruments and mutual funds. Steel Excel's credit agreement, as amended, ("Amended Credit Agreement") provides for a borrowing capacity of $105,000, consisting of a $95,000 secured term loan ("Term Loan") and up to $10,000 in revolving loans ("Revolving Loans"), subject to a borrowing base of 85% of the eligible trade receivables. At June 30, 2017, approximately $36,000 was outstanding under the Amended Credit Agreement, all of which represented the Term Loan, and $10,000 was available for future borrowing under the Revolving Loans.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $185,008 and $277,054 in cash at the Federal Reserve Bank and in its Federal Funds account at its correspondent banks at June 30, 2017 and December 31, 2016, respectively. WebBank had $30,000 and $17,400 in lines of credit from its correspondent banks at June 30, 2017 and December 31, 2016 and had $43,126 and $33,826 available from the Federal Reserve discount window at June 30, 2017 and December 31, 2016, respectively. WebBank had a total of $258,134 and $328,280 in cash, lines of credit and access to the Federal Reserve Bank discount window at June 30, 2017 and December 31, 2016, respectively, which represents approximately 55.4% and 70.7%, respectively, of WebBank's total assets.

Contractual Commitments and Contingencies

There were no material changes in the Company's contractual obligations at June 30, 2017, as compared to those reported in the Company's annual report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Risk

We have off-balance sheet risk related to certain financial instruments, including futures and undisbursed loan commitments. For additional information regarding these arrangements, refer to Note 9 - "Financial Instruments," to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2017, as compared to those reported in our 2016 Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), including, in particular, forward-looking statements under the headings "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements appear in a number of places in this report and include statements regarding the Company's intent, belief or current expectations with respect to (i) its financing plans, (ii) trends affecting its financial condition or results of operations, and (iii) the impact of competition. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements in addition to historical information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that as of June 30, 2017, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to Company management, including the Principal Executive Officer and the Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

The Company and its subsidiaries completed the acquisitions of SLI and EME on June 1, 2016 and September 30, 2016, respectively. The Company's management excluded the operations of SLI and EME from its evaluation of, and conclusion on, the effectiveness of management's internal control over financial reporting as of December 31, 2016. These businesses represent approximately 14.0% of our total assets as of June 30, 2017, and approximately 18.0% of total revenue for the six months then ended. The Company's management will fully integrate the operations of SLI and EME into its assessment of the effectiveness of its internal control over financial reporting in 2017.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except for the changes in internal control over financial reporting associated with HNH integrating its acquisitions of SLI and EME, which were completed on June 1, 2016 and September 30, 2016, respectively.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business. For further information regarding our legal proceedings, see our legal proceedings set forth in Note 15 - "Commitments and Contingencies" to the SPLP consolidated financial statements included in Part I of this Report.

Item 1A. Risk Factors

In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the factors discussed under "Cautionary Statement Regarding Forward-Looking Statements" above and under "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2016, and the risk factor set forth below. These risks could materially and adversely affect our business, financial condition and results of operations. These enumerated risks are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

On June 26, 2017, SPLP and Handy Acquisition Co., a wholly-owned subsidiary of SPLP ("Merger Sub") entered into an Agreement and Plan of Merger ("Merger Agreement") with HNH, pursuant to which, among other things, SPLP and Merger Sub will make an offer ("Offer") to exchange, for each outstanding share of HNH common stock not already owned by SPLP or any entity that is an affiliate of SPLP, 1.484 6.0% Series A preferred units, no par value ("SPLP Preferred Units"), of SPLP. SPLP beneficially owns approximately 70.0% of HNH's outstanding shares. Consummation of the Offer is subject to customary conditions, including the tender of a number of shares of HNH's common stock that constitutes at least (1) a majority of HNH's outstanding shares and (2) a majority of HNH's outstanding shares not owned by SPLP or any of its affiliates, as well as other customary conditions. No assurances can be given that the transactions contemplated by the Merger Agreement will be completed or that the conditions to the Offer will be satisfied. SPLP may be subject to material risks related to the proposed transaction, including the following:

•	The Offer is subject to conditions that SPLP, Merger Sub and HNH cannot control, including the conditions described above;

•
The benefits of the Offer and the related merger may not be realized as expected or may not be achieved within the anticipated time frame, or at all, which could adversely affect SPLP's results of operations or cash flows and negatively affect the price of the SPLP Preferred Units and SPLP common units;

•	SPLP and HNH will incur substantial expenses in connection with and as a result of completing the Offer and the merger;

•	Management's focus and resources may be diverted from day-to-day operations to matters relating to the transaction, which could adversely affect each companies' business;

•	If the Offer and the related merger are not completed, the prices of SPLP common units and SPLP Preferred Units may decline; and

•
If the value of HNH's business, together with any synergies expected to be achieved from SPLP's acquisition of HNH, is considered by investors to be less than the value of the SPLP Preferred Units to be exchanged for HNH shares in the transaction, the trading price of the SPLP Preferred Units and SPLP common units could decrease.

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

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as part of Publicly Announced Plans or Programs	Approximate Number of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 through April 30, 2017	26,522	$18.84	26,522	1,904,473
May 1, 2017 through May 31, 2017	63,858	$18.41	63,858	1,840,615
June 1, 2017 through June 30, 2017	—	$—	—	1,840,615
	90,380		90,380

Item 6. Exhibits

Exhibit No.	Description
Exhibit 2.1
Agreement and Plan of Merger, dated as of June 26, 2017, by and among Steel Partners Holdings L.P., Handy Acquisition Co. and Handy & Harman Ltd. (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K filed by SPLP on June 26, 2017).

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

Dated:	August 8, 2017	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ Douglas B. Woodworth
Douglas B. Woodworth
Chief Financial Officer
(Principal Accounting Officer)