Form 10-Q
period 2017-09-30
STEEL PARTNERS HOLDINGS L.P.
filed 2017-11-07
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the Registrant's common units as of November 6, 2017 was 26,016,926.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(unaudited)
(in thousands, except common units)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$296,086	$450,128
Restricted cash	14,437	12,640
Marketable securities	46,167	53,650
Trade and other receivables - net of allowance for doubtful accounts of $3,283 and $3,040, respectively	197,387	162,883
Receivables from related parties	90	328
Loans receivable, including loans held for sale of $192,573 and $80,692, respectively, net	233,861	91,260
Inventories, net	140,208	119,205
Prepaid expenses and other current assets	19,048	17,638
Assets held for sale	2,549	7,779
Total current assets	949,833	915,511
Long-term loans receivable, net	84,393	62,188
Goodwill	170,530	167,423
Other intangible assets, net	206,158	227,212
Deferred tax assets	167,903	182,605
Other non-current assets	48,399	30,698
Property, plant and equipment, net	266,642	261,412
Long-term investments	201,752	120,066
Total Assets	$2,095,610	$1,967,115
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$112,311	$89,308
Accrued liabilities	78,082	81,509
Financial instruments	14,437	12,640
Deposits	207,454	196,944
Payables to related parties	1,988	1,066
Short-term debt	1,230	1,385
Current portion of long-term debt	101,523	62,928
Other current liabilities	14,099	19,536
Liabilities of discontinued operations	450	450
Total current liabilities	531,574	465,766
Long-term deposits	205,465	168,661
Long-term debt	274,595	330,126
Preferred unit liability	63,714	—
Accrued pension liabilities	259,248	284,901
Deferred tax liabilities	2,029	3,729
Other non-current liabilities	14,743	9,674
Total Liabilities	1,351,368	1,262,857
Commitments and Contingencies
Capital:
Partners' capital common units: 26,016,926 and 26,152,976 issued and outstanding (after deducting 10,718,072 and 10,558,687 units held in treasury, at cost of $167,885 and $164,900), respectively	654,377	617,502
Accumulated other comprehensive income (loss)	8,837	(68,761)
Total partners' capital	663,214	548,741
Noncontrolling interests in consolidated entities	81,028	155,517
Total Capital	744,242	704,258
Total Liabilities and Capital	$2,095,610	$1,967,115

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Diversified industrial net sales	$295,485	$274,327	$879,515	$722,399
Energy net revenue	37,959	27,154	99,310	68,868
Financial services revenue	21,596	15,368	57,925	53,777
Total revenue	355,040	316,849	1,036,750	845,044
Costs and expenses:
Cost of goods sold	247,232	221,876	723,200	590,814
Selling, general and administrative expenses	80,118	73,592	249,169	198,779
Asset impairment charges	—	3,057	—	11,527
Finance interest expense	1,176	640	3,117	1,832
Provision for loan losses	3,025	484	4,113	919
Interest expense	5,147	3,025	14,446	7,390
Realized and unrealized (gain) loss on derivatives	(18)	275	57	814
Other (income) expenses, net	(126)	(1,136)	650	(8,011)
Total costs and expenses	336,554	301,813	994,752	804,064
Income before income taxes, equity method income and other investments held at fair value	18,486	15,036	41,998	40,980
Income tax provision	9,913	8,334	27,175	18,357
Income of associated companies and other investments held at fair value, net of taxes	(2,332)	(6,367)	(8,702)	(2,649)
Net income	10,905	13,069	23,525	25,272
Net income attributable to noncontrolling interests in consolidated entities	(3,892)	(2,237)	(9,341)	(3,269)
Net income attributable to common unitholders	$7,013	$10,832	$14,184	$22,003
Net income per common unit - basic and diluted
Net income attributable to common unitholders	$0.27	$0.41	$0.54	$0.83
Weighted-average number of common units outstanding - basic	26,016,926	26,152,976	26,066,590	26,421,116
Weighted-average number of common units outstanding - diluted	26,273,846	26,160,965	26,365,999	26,434,636

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$10,905	$13,069	$23,525	$25,272
Other comprehensive income (loss), net of tax:
Gross unrealized gains (losses) on available-for-sale securities	59,302	(933)	72,908	12,631
Reclassification of unrealized (gains) losses on available-for-sale securities (a)	(253)	(153)	(526)	553
Gross unrealized gains (losses) on derivative financial instruments	165	56	627	(2,113)
Currency translation adjustments	2,471	(3,349)	5,484	(6,516)
Change in pension liabilities and other post-retirement benefit obligations	—	(274)	97	67
Other comprehensive income (loss)	61,685	(4,653)	78,590	4,622
Comprehensive income	72,590	8,416	102,115	29,894
Comprehensive income attributable to noncontrolling interests	(4,276)	(2,535)	(11,181)	(4,441)
Comprehensive income attributable to common unitholders	$68,314	$5,881	$90,934	$25,453

Tax (benefit) provision on gross unrealized (losses) gains on available-for-sale securities	$(199)	$997	$2,433	$1,569
Tax (benefit) provision on reclassification of unrealized (gains) losses on available-for-sale securities	$(149)	$(79)	$(309)	$323
Tax provision (benefit) on foreign currency translation adjustments	$43	$(7)	$(248)	$(467)
Tax provision on change in pension liabilities and other post-retirement benefit obligations	$—	$—	$57	$—

(a)
For the three months ended September 30, 2017, unrealized holding gains of $402 were reclassified to Other (income) expenses, net. For the three months ended September 30, 2016, unrealized holding gains of $232 were reclassified to Other (income) expenses, net. For the nine months ended September 30, 2017, net unrealized holding gains of $835 were reclassified to Other (income) expenses, net. For the nine months ended September 30, 2016, unrealized holding gains of $594 and unrealized holding losses of $1,470 were reclassified to Other (income) expenses, net and Asset impairment charges, respectively.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statement of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Income (Loss)	Capital	Entities	Capital
Balance at December 31, 2016	36,711,663	(10,558,687)	$(164,900)	$617,502	$(68,761)	$548,741	$155,517	$704,258
Net income	—	—	—	14,184	—	14,184	9,341	23,525
Unrealized gains on available-for-sale securities	—	—	—	—	71,571	71,571	811	72,382
Unrealized gains on derivative financial instruments	—	—	—	—	572	572	55	627
Currency translation adjustments	—	—	—	—	4,539	4,539	945	5,484
Changes in pension liabilities and other post-retirement benefit obligations	—	—	—	—	68	68	29	97
Equity compensation - incentive units and vesting of restricted units	23,335	—	—	4,435	—	4,435	—	4,435
Equity compensation - subsidiaries	—	—	—	578	—	578	315	893
Purchases of SPLP common units	—	(159,385)	(2,985)	(2,985)	—	(2,985)	—	(2,985)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	20,649	848	21,497	(87,086)	(65,589)
Other, net	—	—	—	14	—	14	1,101	1,115
Balance at September 30, 2017	36,734,998	(10,718,072)	$(167,885)	$654,377	$8,837	$663,214	$81,028	$744,242

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$23,525	$25,272
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	4,113	919
Income of associated companies and other investments held at fair value, net of taxes	(8,702)	(2,649)
Deferred income taxes	10,942	9,218
Depreciation and amortization	54,213	46,487
Equity-based compensation	5,696	3,086
Asset impairment charges	—	12,936
Other	2,625	(231)
Net change in operating assets and liabilities:
Trade and other receivables	(30,585)	(20,512)
Inventories	(19,227)	770
Prepaid expenses and other current assets	(7,282)	(4,769)
Accounts payable, accrued and other current liabilities	(20,242)	(1,184)
Net (increase) decrease in loans held for sale	(111,882)	52,275
Net cash (used in) provided by operating activities	(96,806)	121,618
Cash flows from investing activities:
Purchases of investments	(30,387)	(21,893)
Proceeds from sales of investments	14,956	70,114
Proceeds from maturities of marketable securities	12,900	3,151
Loan originations, net of collections	(70,860)	(17,866)
Purchases of property, plant and equipment	(37,915)	(18,733)
Reclassification of restricted cash	(1,797)	9,193
Proceeds from sales of assets	26,676	3,485
Acquisitions, net of cash acquired	(2,008)	(196,546)
Proceeds from divestitures	1,975	6,644
Other	58	(759)
Net cash used in investing activities	(86,402)	(163,210)
Cash flows from financing activities:
Net revolver (repayments) borrowings	(15,719)	167,177
Net repayments of term loans – domestic	(1,244)	(1,159)
Proceeds from term loans	—	9,839
Net repayments of term loans – foreign	(1,217)	(173)
Proceeds from equipment lease financing	6,812	—
Purchases of the Company's common units	(2,985)	(7,297)
Subsidiaries' purchases of their common stock	—	(20,956)
Purchase of subsidiary shares from noncontrolling interests	(2,086)	—
Common unit dividend payment	(3,923)	—
Net increase in deposits	47,314	37,743
Other	1,373	(220)
Net cash provided by financing activities	28,325	184,954
Net change for the period	(154,883)	143,362
Effect of exchange rate changes on cash and cash equivalents	841	(875)
Cash and cash equivalents at beginning of period	450,128	185,852
Cash and cash equivalents at end of period	$296,086	$328,339

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

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of the Company and its majority or wholly-owned subsidiaries, which include the following:

	Ownership as of
	September 30, 2017	December 31, 2016
BNS Holdings Liquidating Trust ("BNS Liquidating Trust")	84.9%	84.9%
DGT Holdings Corp.	100.0%	100.0%
Handy & Harman Ltd. ("HNH")	70.0%	69.9%
Steel Services Ltd ("Steel Services")	100.0%	100.0%
Steel Excel Inc. ("Steel Excel") (a)	100.0%	64.2%
WebFinancial Holding Corporation ("WFHC") (b)	91.2%	91.2%

(a)
The Company acquired the remaining noncontrolling interest in Steel Excel during the first quarter of 2017. See Note 11 - "Capital and Accumulated Other Comprehensive Income (Loss)" for additional information.

(b)	WFHC owns 100% of WebBank and 100% of WebFinancial Holding LLC ("WFH LLC") (formerly CoSine Communications, Inc. ("CoSine")), which operates through its subsidiary API Group plc ("API").

On June 26, 2017, SPLP and Handy Acquisition Co., a Delaware corporation and a wholly-owned subsidiary of SPLP ("Merger Sub") entered into an Agreement and Plan of Merger ("Merger Agreement") with HNH, pursuant to which, among other things, SPLP and Merger Sub made a tender offer ("Offer") to purchase any and all of the outstanding shares of common stock of

HNH not already owned by SPLP or any entity that is an affiliate of SPLP. The Offer was successfully completed on October 12, 2017, and the Company now owns 100% of HNH. For additional information on the results of the Offer, see Note 21 - "Subsequent Events."

New or Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued several additional amendments thereto (collectively referred to herein as "ASC 606"), which will become effective for the Company on January 1, 2018. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five-step process to achieve this core principle. ASC 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASC 606 may be applied either (i) retrospectively, reflecting the application of the standard in each prior reporting period presented with an election for certain specified practical expedients (retrospective method), or (ii) retrospectively with the cumulative effect of initially applying ASC 606 recognized in partners' capital at the date of adoption, with additional disclosure requirements (modified retrospective method). The Company plans to adopt ASC 606 in the first quarter of 2018 using the modified retrospective method and will present the cumulative effect of applying the standard to all contracts not completed as of the adoption date.

As of September 30, 2017, the Company is in the process of: (i) finalizing its review of customer contracts; (ii) training internal stakeholders on the pending changes to revenue recognition policies; and (iii) assessing and implementing appropriate changes to the Company's business processes and controls to support revenue recognition and disclosures under the new standard. At this time, the Company anticipates that the primary change to its accounting policies for certain of its business units upon adopting ASC 606 will relate to the timing of when revenue is recognized. While revenue from most contracts will continue to be recognized at a point in time, revenue from other contracts (for example, contracts for sale of custom manufactured goods that do not have an alternative use and for which the Company has an enforceable right to payment) may be required to be recognized over time. For contracts that are required to be recognized over time, the Company will accelerate revenue recognition throughout the production process, whereas previously the Company did not recognize revenue until the product shipped or reached its destination, based on the transfer of risks and title. The Company is still finalizing its assessment, including the specific dollar impact that over time recognition will have on the Company's consolidated financial statements.

The Company continues to assess the impact of ASC 606 on the costs to acquire and fulfill its customer contracts, including whether the Company will apply the practical expedient of expensing contract costs when incurred if the amortization period of the asset that it would have recognized is one year or less. Currently, the Company's accounting policy is to expense contract costs as they are incurred. The Company expects to complete its implementation work in time to adopt ASC 606 for periods starting after December 31, 2017.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), which eliminates the requirement to classify equity securities with readily determinable market values as either available-for-sale securities or trading securities, and requires that equity investments, other than those accounted for under the traditional equity method of accounting, be measured at their fair value with changes in fair value recognized in net income or loss. Equity investments that do not have readily determinable market values may be measured at cost, subject to an assessment for impairment. ASU No. 2016-01 also requires enhanced disclosures about such equity investments. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption prohibited. Upon adoption, a reporting entity should apply the provisions of ASU No. 2016-01 by means of a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. ASU No. 2016-01 will impact the Company's consolidated statement of operations for amounts related to unrealized gains and losses on available-for-sale securities, which are currently reported in the Company's consolidated statement of comprehensive income, however, the Company is still assessing the overall potential impact of adopting ASU No. 2016-01 on its consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new standard requires the components of net benefit cost to be disaggregated within the statement of operations, with service cost being included in the same line item as other compensation costs, and any other components being presented outside of operating income. The amendments in ASU No. 2017-07 are effective for the Company's 2018 fiscal year. The Company is currently evaluating the potential impact of this guidance, but it does not currently expect that there will be any impact on the Company's consolidated financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This new standard was created to refine and expand hedge accounting for both financial and commodity risk in order to simplify the current application of hedge accounting guidance in current U.S. GAAP. This new standard creates more transparency around how hedging results are presented, both in the notes and on the face of the financial statements. The amendments in ASU No. 2017-12 are effective for the Company's 2019 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

2. ACQUISITIONS

2017 Acquisition

On May 19, 2017, Steel Excel acquired an 80% interest in Basin Well Logging Wireline Services, Inc. ("Basin") located in Farmington, New Mexico for approximately $5,100. Basin provides wireline services to major oil and gas exploration and production companies in the U.S. and specializes in cased-hole wireline logging and perforating services for exploration and production companies with wells in New Mexico, Texas, Utah, Arizona and Colorado. In connection with the Basin acquisition, which was not material to SPLP's operations, goodwill totaling approximately $1,144 was recorded on a preliminary basis as of September 30, 2017.

2016 Acquisitions

HNH's Acquisition of EME

On September 30, 2016, SL Montevideo Technology, Inc. ("SMTI"), a subsidiary of SL Industries, Inc. ("SLI") (which was acquired by HNH in June 2016 as discussed further below), entered into an asset purchase agreement ("Purchase Agreement") with Hamilton Sundstrand Corporation ("Hamilton"). Pursuant to the Purchase Agreement, SMTI acquired from Hamilton certain assets of its Electromagnetic Enterprise division ("EME") used or useful in the design, development, manufacture, marketing, service, distribution, repair, and sale of electric motors, starters and generators for certain commercial applications, including for use in commercial hybrid electric vehicles and refrigeration and in the aerospace and defense sectors. The acquisition of EME expands SLI's product portfolio and diversifies its customer base. SMTI purchased the acquired net assets for $60,329 in cash and assumption of certain ordinary course business liabilities, subject to adjustments related to working capital at closing and quality of earnings of the acquired business for the period of January 1, 2016 to June 30, 2016, each as provided in the Purchase Agreement, including a reduction of approximately $2,200 received during the nine months ended September 30, 2017. The Purchase Agreement includes a guarantee by Hamilton of a minimum level of product purchases from SMTI by an affiliate of Hamilton for calendar years 2017, 2018 and 2019, in exchange for compliance by SMTI with certain operating covenants. The transaction was financed with additional borrowings under HNH's senior secured revolving credit facility. The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date:

Amount
Assets:
Trade and other receivables	$4,249
Inventories	3,047
Prepaid expenses and other current assets	265
Property, plant and equipment	2,321
Goodwill	30,994
Other intangible assets	28,370
Total assets acquired	69,246
Liabilities:
Accounts payable	6,036
Accrued liabilities	2,881
Total liabilities assumed	8,917
Net assets acquired	$60,329

The goodwill of $30,994 arising from the acquisition consists largely of the synergies expected from combining the operations of SLI and EME. The goodwill is assigned to the Company's Diversified Industrial segment and is expected to be deductible for income tax purposes. Other intangible assets consist of customer relationships of approximately $27,200 and customer order backlog of approximately $1,200. The customer order backlog was amortized based on the expected period over which the orders were fulfilled of four months. The customer relationships have been assigned a useful life of 15 years based on the limited turnover and long-standing relationships EME has with its existing customer base. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales. The amount of net sales and operating income of the acquired business included in the Company's consolidated statement of operations for the three months ended September 30, 2017 were approximately $12,813 and $898, respectively. The amount of net sales and operating income of the acquired business included in the Company's consolidated statement of operations for the nine months ended September 30, 2017 were approximately $40,307 and $3,221, respectively. The results of operations are reported within the Company's Diversified Industrial segment.

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

The goodwill of $54,231 arising from the acquisition consists largely of the synergies expected from combining the operations of HNH and SLI. The goodwill is assigned to the Company's Diversified Industrial segment and is not expected to be deductible for income tax purposes. Other intangible assets consist primarily of acquired trade names of approximately $14,700, customer relationships of approximately $59,900, developed technology and patents of approximately $10,700 and customer order backlog of approximately $6,900. The customer order backlog was amortized based on the expected period over which the orders were fulfilled, ranging from two to eight months. The remaining intangible assets have been assigned useful lives ranging from 10 to 15 years based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and long-standing relationships SLI has with its existing customer base. The valuations of acquired trade names, developed technology and patents were performed utilizing a relief from royalty method, and significant assumptions used in the valuation included the royalty rate assumed and the expected level of future sales, as well as the rate of technical obsolescence for the developed technology and patents. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales. Included in Accrued liabilities and Other non-current liabilities above was a total of $10,900 for existing and contingent liabilities relating to SLI's environmental matters, which are further discussed in Note 15 - "Commitments and Contingencies." The amount of net sales and operating income of the acquired business included in the Company's consolidated statement of operations for the three months ended September 30, 2017 were approximately $49,230 and $4,276, respectively. The amount of net sales and operating income of the acquired business included in the Company's consolidated statement of operations for the nine months ended September 30, 2017 were approximately $144,658 and $12,024, respectively. The amount of net sales and operating loss of the acquired business included in the consolidated statement of operations for the three months ended September 30, 2016 were approximately $48,300 and $200, respectively. The amount of net sales and operating loss of the acquired business included in the consolidated statement of operations for the nine months ended September 30, 2016 were approximately $60,100 and $3,000, respectively. The operating loss for the nine-month period included $1,900 of expenses associated with the amortization of the fair value adjustment to acquisition-date inventories. The operating loss for the nine-month period also included $1,900 of expenses associated with the acceleration of SLI's previously outstanding stock-based compensation awards, which became fully vested on the date of acquisition pursuant to the terms of the merger agreement, and which are included in Selling, general and administrative expenses ("SG&A") in the Company's 2016 consolidated statements of operations. The results of operations are reported within the Company's Diversified Industrial segment.

Pro Forma Disclosures

Unaudited pro forma revenue and net income attributable to common unitholders of the combined entities is presented below as if SLI and EME had both been acquired January 1, 2015.

Nine Months Ended September 30,
2016
Total revenue	$978,346
Net income attributable to common unitholders	$18,492
Net income attributable to common unit holders per common unit - basic and diluted	$0.70

This unaudited pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the SLI and EME acquisitions taken place on January 1, 2015. The information for the nine months ended September 30, 2016 is based on historical financial information with respect to the acquisitions and does not include operational or other changes which might have been effected by the Company. The unaudited pro forma earnings were adjusted to reflect incremental depreciation and amortization expense based on the fair value adjustments for the acquired property, plant and equipment and intangible assets, which are amortized using the double-declining balance method for customer relationships and the straight line method for other intangibles, over periods principally ranging from 10 to 15 years, except for the customer order backlog, which is amortized over periods ranging from two to eight months. The unaudited pro forma earnings were also adjusted to reflect incremental interest expense on the borrowings made to finance the acquisitions. The supplemental unaudited pro forma earnings exclude a total of $6,900 of acquisition-related costs incurred by HNH, SLI and EME during the nine months ended September 30, 2016. The 2016 supplemental unaudited pro forma earnings further reflect adjustments to exclude $1,900 of nonrecurring expense related to SLI's amortization of the fair value adjustment to acquisition-date inventories, as well as $1,900 in expense associated with the acceleration of SLI's previously outstanding stock-based compensation awards.

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

In January 2017, HNH sold its Micro-Tube Fabricators, Inc. business ("MTF") for approximately $2,500 and recorded a loss on sale of $400, which is included in Other (income) expenses, net in the Company's consolidated statements of operations. MTF specialized in the production of precision fabricated tubular components produced for medical device, aerospace, aircraft, automotive and electronic applications, and it was included in the Company's Diversified Industrial segment. The price was payable $2,000 in cash at closing and a $500 subordinated promissory note to HNH bearing 5% interest annually. Half the note was paid six months after closing and the remainder will be paid 1-year after closing. In addition, HNH may receive up to $1,000 of additional contingent consideration if certain sales volume milestones are met between the sale date and December 31, 2019. The operations of MTF were not significant to the Company's consolidated financial statements.

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

In the nine months ended September 30, 2016, the Company recorded non-cash asset impairment charges of $1,470 related to other-than-temporary impairments on certain investments. This determination was based on several factors, including adverse changes in the market conditions and economic environments in which the entities operate. For additional information, see Note 7 - "Investments."

4. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classification of WebBank's loans receivable, including loans held for sale, at September 30, 2017 and December 31, 2016 are as follows:

	Total				Current		Non-current
	September 30, 2017%		December 31, 2016%		September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Loans held for sale	$192,573		$80,692		$192,573	$80,692	$—	$—
Real estate loans:
Commercial – owner occupied	$317	—%	$604	1%	20	43	297	561
Commercial – other	294	—%	266	—%	—	—	294	266
Total real estate loans	611	—%	870	1%	20	43	591	827
Commercial and industrial	81,417	63%	50,564	68%	26,068	3,059	55,349	47,505
Consumer loans	48,137	37%	22,805	31%	19,684	8,949	28,453	13,856
Total loans	130,165	100%	74,239	100%	45,772	12,051	84,393	62,188
Less:
Allowance for loan losses	(4,484)		(1,483)		(4,484)	(1,483)	—	—
Total loans receivable, net	$125,681		$72,756		41,288	10,568	84,393	62,188
Loans receivable, including loans held for sale (a)					$233,861	$91,260	$84,393	$62,188

(a)
The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, net was $321,459 and $153,488 at September 30, 2017 and December 31, 2016, respectively.

Commercial and industrial loans include unaccreted discounts of $692 at September 30, 2017. Consumer loans include unaccreted discounts of $136 at September 30, 2017. Loans with a carrying value of approximately $50,310 and $47,237 were pledged as collateral for potential borrowings at September 30, 2017 and December 31, 2016, respectively. WebBank serviced $3,496 in loans for others at September 30, 2017.

The allowance for loan losses ("ALLL") represents an estimate of probable and estimable losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALLL is established by analyzing the portfolio at least quarterly and a provision for or reduction of loan losses is recorded so that the ALLL is at an appropriate level at the balance sheet date. The increase in the ALLL was due to an increase in existing impaired loans and an increase in the loan portfolio of held-to-maturity consumer loans. There have been no other significant changes in the credit quality of loans in the loan portfolio since December 31, 2016.

5. INVENTORIES, NET

A summary of Inventories, net is as follows:

	September 30, 2017	December 31, 2016
Finished products	$49,142	$42,824
In-process	24,868	19,160
Raw materials	49,119	42,881
Fine and fabricated precious metal in various stages of completion	18,087	15,019
	141,216	119,884
LIFO reserve	(1,008)	(679)
Total	$140,208	$119,205

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, HNH purchases, maintains and utilizes precious metal inventory. HNH records certain of its precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through Cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

Certain customers and suppliers of HNH choose to do business on a "pool" basis and furnish precious metal to HNH for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included on the Company's consolidated balance sheets. To the extent HNH is able to utilize customer precious metal in its production processes, such customer metal replaces the need for HNH to purchase its own inventory. As of September 30, 2017, customer metal in HNH's custody consisted of 114,183 ounces of silver, 513 ounces of gold and 1,391 ounces of palladium. During the third quarter of 2017, HNH began obtaining certain precious metals under a $29,500 fee consignment agreement with the Bank of Nova Scotia ("ScotiaBank"). As of September 30, 2017, HNH had approximately $8,200 of silver under consignment with ScotiaBank, which is recorded at fair value in Inventories, net with a corresponding liability for the same amount included in Accrued liabilities on the Company's consolidated balance sheet. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

	September 30, 2017	December 31, 2016
Supplemental inventory information:
Precious metals stated at LIFO cost	$6,085	$5,001
Precious metals stated under non-LIFO cost methods, primarily at fair value	$10,994	$9,339
Market value per ounce:
Silver	$16.77	$16.05
Gold	$1,283.10	$1,159.10
Palladium	$935.00	$676.00

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying value of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Corporate and Other	Total
Balance at December 31, 2016
Gross goodwill	$167,342	$—	$81	$167,423
Accumulated impairments	—	—	—	—
Net goodwill	167,342	—	81	167,423
Acquisitions	—	1,144	—	1,144
Impairments	—	—	—	—
Currency translation adjustments	1,509	—	—	1,509
Other adjustments	454	—	—	454
Balance at September 30, 2017
Gross goodwill	169,305	1,144	81	170,530
Accumulated impairments	—	—	—	—
Net goodwill	$169,305	$1,144	$81	$170,530

A summary of Other intangible assets, net is as follows:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$222,330	$75,478	$146,852	$220,890	$57,978	$162,912
Trademarks	52,180	14,286	37,894	51,717	11,682	40,035
Patents and technology	28,203	11,143	17,060	27,947	9,332	18,615
Other	16,144	11,792	4,352	16,652	11,002	5,650
	$318,857	$112,699	$206,158	$317,206	$89,994	$227,212

Trademarks with indefinite lives as of both September 30, 2017 and December 31, 2016 were $8,020. Amortization expense related to intangible assets was $7,159 and $9,360 for the three months ended September 30, 2017 and 2016, respectively, and $22,696 and $18,332 for the nine months ended September 30, 2017 and 2016, respectively.

7. INVESTMENTS

Short-Term Investments

Marketable Securities

The Company's short-term investments primarily consist of its marketable securities portfolio held by its subsidiary, Steel Excel. These marketable securities as of September 30, 2017 and December 31, 2016 are classified as available-for-sale securities, with changes in fair value recognized in Partners' capital as Other comprehensive income (loss), except for other-than-temporary impairments, which are reflected as a reduction of cost and charged to the consolidated statement of operations. The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investments. The Company's portfolio of marketable securities was as follows:

	September 30, 2017				December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Short-term deposits	$71,418	$—	$—	$71,418	$73,270	$—	$—	$73,270
Mutual funds	11,997	4,716	—	16,713	11,997	2,279	—	14,276
Corporate securities	24,204	6,337	(1,087)	29,454	17,516	4,586	(586)	21,516
Corporate obligations	—	—	—	—	17,232	734	(108)	17,858
Total marketable securities	107,619	11,053	(1,087)	117,585	120,015	7,599	(694)	126,920
Amounts classified as cash equivalents	(71,418)	—	—	(71,418)	(73,270)	—	—	(73,270)
Amounts classified as marketable securities	$36,201	$11,053	$(1,087)	$46,167	$46,745	$7,599	$(694)	$53,650

Proceeds from sales of marketable securities were approximately $902 and $3,100 in the three months ended September 30, 2017 and 2016, respectively, and were approximately $15,593 and $47,200 in the nine months ended September 30, 2017 and 2016, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of Other (income) expenses, net in the Company's consolidated statements of operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross realized gains	$449	$899	$545	$2,902
Gross realized losses	(46)	(667)	(409)	(2,308)
Realized gains (losses), net	$403	$232	$136	$594

The fair value of marketable securities with unrealized losses at September 30, 2017, and the duration of time that such losses had been unrealized, were as follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$6,519	$(839)	$1,013	$(248)	$7,532	$(1,087)
Total	$6,519	$(839)	$1,013	$(248)	$7,532	$(1,087)

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

The gross unrealized losses primarily related to losses on corporate securities and corporate obligations, which primarily consist of investments in equity and debt securities of publicly-traded entities. Based on the Company's evaluation of similar securities in the first quarter of 2016, it determined that certain unrealized losses represented other-than-temporary impairments. This determination was based on several factors, including adverse changes in the market conditions and economic environments in which the entities operate. The Company recognized asset impairment charges of $1,470 for the nine months ended September 30, 2016, equal to the cost basis of such securities in excess of their fair values. The Company has determined that there was no indication of other-than-temporary impairments on its investments with unrealized losses as of September 30, 2017. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entities, and the intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

In April 2017, an entity in which the Company held publicly-traded equity securities and debt securities emerged from previously filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the plan of reorganization for this entity, all equity securities were extinguished, and holders of the debt securities received a combination of cash and new equity securities in the post-bankruptcy entity. In connection with this transaction, the Company recognized a gain of $699 on the exchange of the debt securities based on the fair value of the new equity securities and cash received. The Company also recognized a loss of $79 for the write-off of the remaining carrying value of the predecessor equity securities. The equity securities received as part the exchange are reported with the Company's marketable securities and are classified as available-for-sale securities as of September 30, 2017.

Long-Term Investments

The following table summarizes the Company's long-term investments as of September 30, 2017 and December 31, 2016. For those investments at fair value, the carrying amount of the investment equals its respective fair value.

	Ownership %		Long-Term Investments Balance		(Income) Loss Recorded in the Consolidated Statements of Operations
					Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	2017	2016	2017	2016
Corporate securities (1)			$147,244	$75,608	$—	$—	$—	$—
Corporate obligations (2)			4,791	4,350	(97)	(340)	(441)	(399)
ModusLink Global Solutions, Inc. ("MLNK") warrants			1	19	8	(37)	18	479
Equity method investments:
Carried at fair value:
ModusLink Global Solutions, Inc.	32.7%	32.9%	34,183	26,547	(2,561)	(5,104)	(6,327)	11,808
Aviat Networks, Inc. ("Aviat")	12.7%	12.7%	11,401	9,269	262	(1,012)	(2,131)	(51)
Other	43.8%	43.8%	1,223	1,223	—	—	—	517
SL Industries, Inc.	100.0%	100.0%	—	—	—	—	—	(8,078)
API Technologies Corp. ("API Tech")	—%	—%	—	—	—	—	—	(7,089)
Long-term investments carried at fair value			198,843	117,016
Carried at cost:
Other equity method investments (3)			2,909	3,050	56	126	179	164
Total			$201,752	$120,066	$(2,332)	$(6,367)	$(8,702)	$(2,649)

(1)
Represents available-for-sale securities at September 30, 2017 and December 31, 2016. Cost basis totaled $12,550 at September 30, 2017 and $12,250 at December 31, 2016 and gross unrealized gains totaled $134,694 and $63,358 at September 30, 2017 and December 31, 2016, respectively.

(2)
Cost basis totaled $3,480 at both September 30, 2017 and December 31, 2016 and gross unrealized gains totaled $1,311 and $870 at September 30, 2017 and December 31, 2016, respectively. Changes in fair value are recorded in the Company's consolidated statements of operations as the Company elected the fair value option to account for this investment.

(3)	Represents Steel Excel's investments in iGo, Inc. ("iGo") of 45% and a 50% investment in API Optix s.r.o ("API Optix"), a joint venture investment held by API.

Equity Method Investments

The Company's investments in associated companies are accounted for under the equity method of accounting. Associated companies are included in the Diversified Industrial, Energy, or Corporate and Other segments. Certain associated companies have a fiscal year end that differs from December 31. Additional information for each of SPLP's investments in associated companies as of September 30, 2017 are as follows:

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

Equity Method, Carried At Cost:

•
Steel Excel has an investment in iGo, a provider of accessories for mobile devices. This investment is being accounted for under the traditional equity method. Based on the closing market price of iGo's publicly-traded shares, the fair value of the investment in iGo was approximately $3,700 and $3,900 at September 30, 2017 and December 31, 2016, respectively.

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

	September 30, 2017	December 31, 2016
Summary of balance sheet amounts:
Current assets	$257,846	$317,014
Non-current assets	23,452	28,169
Total assets	$281,298	$345,183

Current liabilities	$149,155	$200,966
Non-current liabilities	69,172	67,483
Total liabilities	218,327	268,449
Equity	62,971	76,734
Total liabilities and equity	$281,298	$345,183

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Summary operating results:
Net revenue	$99,777	$101,508	$315,293	$420,213
Gross profit	$7,292	$6,477	$27,032	$34,256
Net loss	$(9,311)	$(19,711)	$(17,284)	$(41,464)
Other Investments

WebBank had $23,908 and $11,558 of held-to-maturity securities at September 30, 2017 and December 31, 2016, respectively. WebBank records these securities at amortized cost, and they are included in Other non-current assets on the Company's consolidated balance sheets. The dollar value of these securities with maturities less than five years is $7,340, after five years through ten years is $15,383 and after ten years is $1,185. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The securities are collateralized by unsecured consumer loans. These securities had an estimated fair value of $23,964 and $11,556 at September 30, 2017 and December 31, 2016, respectively.

8. LONG-TERM DEBT

Debt consists of the following:

	September 30, 2017	December 31, 2016
Short term debt:
API - foreign	$746	$832
HNH - foreign	484	553
Short-term debt	1,230	1,385
Long-term debt:
SPLP revolving facility	51,857	58,651
HNH revolving facilities	260,264	267,224
HNH other debt - domestic	6,178	6,493
HNH foreign loan facilities	—	1,019
Steel Excel term loan, net of unamortized debt issuance costs	36,267	36,195
API revolving facilities	11,261	12,330
API term loans	10,291	11,142
Subtotal	376,118	393,054
Less portion due within one year	101,523	62,928
Long-term debt	274,595	330,126
Total debt	$377,348	$394,439
SPLP Revolving Credit Facility

The Company's amended credit facility with PNC Bank, National Association ("PNC Credit Facility"), which was repaid in full in October 2017, provided for a revolving credit facility with borrowing availability of up to $105,000. Amounts outstanding under the PNC Credit Facility bore interest at SPLP's option at either LIBOR or the Base Rate, as defined, plus an applicable margin under the loan agreement (1.63% and 0.63%, respectively, for LIBOR and Base Rate borrowings as of September 30, 2017) and required a commitment fee to be paid on unused borrowings. The borrowings were collateralized by first priority security interests of certain of the Company's deposit accounts and investments, including investments in majority-owned, consolidated subsidiaries. The average interest rate on the PNC Credit Facility was 3.12% as of September 30, 2017. The PNC Credit Facility also contained customary affirmative and negative covenants, including a minimum cash balance covenant and customary events of default. Any amounts outstanding under the PNC Credit Facility were due and payable in full on October 23, 2017, and accordingly, the total amount outstanding is classified in Current portion of long-term debt on the Company's consolidated balance sheets as of September 30, 2017 and December 31, 2016. The PNC Credit Facility also included provisions for the issuance of letters of credit up to $10,000, with any such issuances reducing total borrowing availability.

HNH Debt

Senior Credit Facility

HNH's amended and restated senior credit agreement ("Senior Credit Facility") provides for an up to $400,000 senior secured revolving credit facility, including a $20,000 sublimit for the issuance of letters of credit and a $20,000 sublimit for the issuance of swing loans. Borrowings under the Senior Credit Facility bear interest at HNH's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (2.25% and 1.25%, respectively, for LIBOR and Base Rate borrowings at September 30, 2017), and the revolving facility provides for a commitment fee to be paid on unused borrowings. The weighted-average interest rate on the revolving facility was 3.54% at September 30, 2017. HNH's availability under the Senior Credit Facility was $68,600 as of September 30, 2017.

The Senior Credit Facility will expire, with all amounts outstanding due and payable, on August 29, 2019. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic wholly-owned subsidiaries and certain foreign wholly-owned subsidiaries of HNH, and obligations under the Senior Credit Facility are collateralized by first priority security interests in and liens upon present and future assets of these subsidiaries. The Senior Credit Facility restricts these subsidiaries' ability to transfer cash or other assets to HNH, the parent company, subject to certain exceptions, including required pension payments to the WHX Corporation Pension Plan and the WHX Pension Plan II. The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. HNH was in compliance with all debt covenants at September 30, 2017.

Master Lease Agreement

In 2016, HNH entered into a master lease agreement with TD Equipment Finance, Inc. ("TD Equipment"), which establishes the general terms and conditions for a $10,000 credit facility under which HNH may lease equipment and other property from TD Equipment pursuant to the terms of individual lease schedules. As of September 30, 2017, $6,800 was outstanding under the master lease agreement, which is included in Other non-current liabilities on the Company's consolidated balance sheet. No leases had been entered into as of December 31, 2016 under the agreement.

Steel Excel Credit Agreement

Steel Excel's energy business has a credit agreement, as amended ("Amended Credit Agreement"), that provides for a borrowing capacity of $105,000, consisting of a $95,000 secured term loan ("Term Loan") and up to $10,000 in revolving loans ("Revolving Loans"), subject to a borrowing base of 85% of the eligible trade receivables.

Borrowings under the Amended Credit Agreement are collateralized by substantially all the assets of Steel Energy Ltd. ("Steel Energy") and its wholly-owned subsidiaries, Sun Well Service, Inc. ("Sun Well"), Rogue Pressure Services, Ltd. ("Rogue") and Black Hawk Energy Services Ltd. ("Black Hawk Ltd"), and a pledge of all of the issued and outstanding shares of capital stock of Sun Well, Rogue and Black Hawk Ltd. Borrowings under the Amended Credit Agreement are fully guaranteed by Sun Well, Rogue and Black Hawk Ltd. The carrying value as of September 30, 2017 of the assets pledged as collateral by Steel Energy and its subsidiaries under the Amended Credit Agreement was approximately $126,000.

The Amended Credit Agreement has a term that runs through July 2018, with the Term Loan amortizing in quarterly installments of $3,300 and a balloon payment due on the maturity date. As a result of Term Loan prepayments made by Steel Excel in prior periods, no quarterly installment payments are due until 2018. Steel Excel only has an amount outstanding under the Term Loan at September 30, 2017. Borrowings under the Amended Credit Agreement bear interest at annual rates of either (i) the Base Rate, as defined, plus an applicable margin of 1.50% to 2.25% or (ii) LIBOR plus an applicable margin of 2.50% to 3.25%. The applicable margin for both Base Rate and LIBOR is determined based on the leverage ratio calculated in accordance with the Amended Credit Agreement. LIBOR-based borrowings are available for interest periods of one, three or six months. In addition, Steel Excel is required to pay commitment fees of between 0.375% and 0.50% per annum on the daily unused amount of the Revolving Loans. The interest rate on the borrowings under the Amended Credit Agreement was 3.99% at September 30, 2017.

API Long-Term Debt Facilities

Revolving Facilities

API, in the UK, has a multi-currency revolving agreement of £13,500 (approximately $18,100) that expires on June 30, 2018 ("UK Facility"). At September 30, 2017, approximately $9,261 was outstanding under the UK Facility. Borrowings under the UK Facility bear interest at LIBOR plus a margin of between 1.50% to 2.40%, and the interest rate was approximately 1.66% at September 30, 2017. These borrowings are secured by certain UK assets, which totaled approximately $47,900 at September 30, 2017, and include certain debt covenants, including leverage and interest coverage. API was in compliance with all covenants at September 30, 2017.

API also has a revolving facility in the U.S. that expires in June 2018 ("U.S. Facility"), with availability of up to approximately $5,500 as of September 30, 2017. At September 30, 2017, $2,000 was outstanding under the U.S. Facility. Borrowings under the U.S Facility bear interest at LIBOR plus 3.00%, and the interest rate was approximately 4.23% at September 30, 2017. The U.S. facility is secured by certain inventories and receivables, which totaled approximately $32,600 at September 30, 2017. API received a temporary waiver after failing to meet one of the debt covenants under this facility as of December 31, 2016. The facility was amended in February 2017 to modify and add certain covenants and provisions that will be in place until June 30, 2018.

Term Loans

In the third quarter of 2016, API entered into a term loan in the U.S. totaling approximately $9,000 to partially fund its acquisition of Hazen (see Note 2 - "Acquisitions"). This term loan bears interest at LIBOR plus 3.00% and had an interest rate of 4.23% at September 30, 2017. In addition, API has certain term loans for equipment for approximately $1,200 and $700 at September 30, 2017. These loans had interest rates of 4.23% and 4.26% at September 30, 2017, respectively, and are secured over the related equipment.

9. FINANCIAL INSTRUMENTS

At September 30, 2017 and December 31, 2016, financial instrument obligations and related restricted cash consist of $14,437 and $12,640, respectively, of short sales of corporate securities. Activity is summarized below for financial instrument liabilities and related restricted cash:

	September 30,
	2017	2016
Balance, beginning of period	$12,640	$21,639
Settlement of short sales of corporate securities	(69)	(9,194)
Short sales of corporate securities	129	93
Net investment losses (gains)	1,737	(682)
Balance, end of period	$14,437	$11,856

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

Foreign Currency Forward Contracts

API enters into foreign currency forward contracts to hedge its receivables and payables denominated in other currencies. In addition, API enters into foreign currency forward contracts to hedge the value of its future sales denominated in Euros and the value of its future purchases denominated in USD. These hedges have settlement dates ranging through June 2018 at September 30, 2017. The forward contracts that are used to hedge the risk of foreign exchange movement on its receivables and payables are accounted for as fair value hedges. At September 30, 2017, there were contracts in place to buy Sterling and sell Euros in the amount of €8,250. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net change in fair value of the derivative assets and liabilities are recognized in the Company's consolidated statements of operations. The forward contracts that are used to hedge the value of API's future sales and purchases are accounted for as cash flow hedges. At September 30, 2017, there were contracts in place to hedge the value of future sales denominated in Euros in the amount of €9,660 and the value of future purchases denominated in USD in the amount of $375. These hedges are fully effective, and, accordingly the changes in fair value are recorded in accumulated other comprehensive income ("AOCI"), and, at maturity, any gain or loss on the forward contract is reclassified from AOCI into the Company's consolidated statements of operations.

WebBank - Derivative Financial Instruments

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets at September 30, 2017 and are classified within Level 3 in the fair value hierarchy (see Note 14 - "Fair Value Measurements"). At September 30, 2017, derivatives outstanding mature within 3 to 5 years. Gains and losses resulting from changes in fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Call and Put Options

During the nine months ended September 30, 2017, the Company sold call options for proceeds of approximately $230 and purchased put options totaling $783 related to an exchange traded index fund. The options are traded in active markets, and accordingly, the Company records the fair value of the options through the use of quoted prices and records any changes in fair value in the consolidated statements of operations in Other (income) expenses, net. These derivative financial instruments are classified within Level 1 in the fair value hierarchy.

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

As of September 30, 2017, HNH had the following outstanding forward contracts with settlement dates through October 2017. There were no futures contracts outstanding at September 30, 2017.

Commodity	Amount	Notional Value
Silver	208,710 ounces	$3,511
Gold	800 ounces	$1,029
Copper	300,000 pounds	$802
Tin	15 metric tons	$312

Fair Value Hedges. Of the total forward contracts outstanding, 28,710 ounces of silver and substantially all the copper contracts are designated and accounted for as fair value hedges. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net change in fair value of the derivative assets and liabilities, and the change in the fair value of the underlying hedged inventory, are recognized in the Company's consolidated statements of operations, and such amounts principally offset each other due to the effectiveness of the hedges. The fair value hedges are associated primarily with HNH's precious metal inventory carried at fair value.

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets and the effect of derivative instruments in the Company's consolidated statements of operations are shown in the following tables:

Derivative	Balance Sheet Location	September 30, 2017	December 31, 2016
Commodity contracts (a), (b)	Accrued liabilities	$(77)	$(111)
Commodity contracts (c)	Prepaid expenses and other current assets	35	3
Foreign exchange forward contracts (a), (d)	Accrued liabilities	(24)	(872)
Foreign exchange forward contracts (a), (b)	Prepaid expenses and other current assets (Accrued liabilities)	23	(76)
Economic interests in loans (c)	Other non-current assets	11,493	6,162
Call options	Other current liabilities	(237)	—
Put options	Prepaid expenses and other current assets	66	—
Total derivatives		$11,279	$5,106

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Derivative	Statement of Operations Location	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Commodity contracts (a), (b)	Cost of goods sold	$(123)	$(1,152)	$(302)	$(3,533)
Commodity contracts (c)	Cost of goods sold	(39)	(85)	25	(180)
Commodity contracts (c)	Realized and unrealized (gain) loss on derivatives	18	(275)	(57)	(814)
Foreign exchange forward contracts (a), (d)	Revenue/Cost of goods sold	(427)	(601)	(1,223)	(844)
Foreign exchange forward contracts (a), (b)	Other (income) expenses, net	(22)	(369)	(253)	(809)
Economic interests in loans (c)	Revenue	3,384	2,137	8,902	4,702
Call options	Other (income) expenses, net	(79)	—	(7)	—
Put options	Other (income) expenses, net	(196)	—	(717)	—
Total derivatives		$2,516	$(345)	$6,368	$(1,478)

(a)	Designated as hedging instruments.

(b)	Fair value hedge.

(c)	Economic hedge.

(d)	Cash flow hedge.

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

At September 30, 2017 and December 31, 2016, WebBank's undisbursed loan commitments under these instruments totaled $87,634 and $184,784, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

WebBank estimates an allowance for potential losses on off-balance sheet contingent credit exposures related to the guaranteed amount of its Small Business Administration ("SBA") and United States Department of Agriculture ("USDA") loans and whether or not the SBA/USDA honors the guarantee. WebBank determines the allowance for these contingent credit exposures based on historical experience and portfolio analysis. The allowance is included with Other non-current liabilities on the Company's consolidated balance sheets, with any related increases or decreases in the reserve included in the Company's consolidated statements of operations. The allowance was $188 at both September 30, 2017 and December 31, 2016.

10. PENSION BENEFIT PLANS

The following table presents the components of pension expense for HNH's and API's pension plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest cost	$5,594	$5,720	$16,529	$17,705
Expected return on plan assets	(7,267)	(7,028)	(19,590)	(21,290)
Amortization of actuarial loss	2,346	1,990	6,921	6,240
Total	$673	$682	$3,860	$2,655

Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. Required minimum pension contributions are as follows:

•	HNH expects to contribute $5,100 for the remainder of 2017, and $32,100, $34,100, $36,400, $31,600 and $78,800 in 2018, 2019, 2020, 2021 and for the five years thereafter, respectively.

•	API expects to contribute approximately $938 per year until 2023.

11. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

As of September 30, 2017, the Company had 26,016,926 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

On December 7, 2016, the Board of Directors of SPH GP approved the repurchase of up to an aggregate of 2,000,000 of the Company's common units ("Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan, and the Repurchase Program has no termination date. During the first nine months of 2017, the Company purchased 159,385 units for an aggregate price of approximately $2,985.

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

Steel Excel Transaction

On December 23, 2016, the Company entered into an Amended Agreement and Plan of Merger with a subsidiary of the Company and Steel Excel to make a tender offer to purchase any and all of the outstanding shares of common stock of Steel Excel not already owned by the Company or any of its affiliates. In exchange for each share of Steel Excel common stock, the Company offered 0.712 6.0% Series A preferred units, no par value ("SPLP Preferred Units"). The offer commenced on January 9, 2017 and expired on February 6, 2017. As a result of the completion of the offer, the Company issued approximately 2,500,000 SPLP Preferred Units with a fair value and liquidation value of $25.00 per SPLP Preferred Unit, or approximately $63,500, to Steel Excel shareholders and paid approximately $2,100 in cash for any remaining unvested restricted shares of Steel Excel. As a result, the Company now owns 100% of Steel Excel.

The SPLP Preferred Units entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution, which is recorded as a component of Interest expense in the Company's consolidated statement of operations. The Company paid cash distributions of approximately $2,300 to preferred unitholders during the first nine months of 2017. The SPLP Preferred Units have a term of nine years and are redeemable at any time at the Company's option at the liquidation value, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption. In addition, the holders can require the Company to repurchase up to 525,000 of the SPLP Preferred Units, in cash on a pro rata basis, on the third anniversary of the original issuance date, reduced by any preferred units called for redemption by the Company, in cash on a pro rata basis, prior to that time. The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions.

The SPLP Preferred Units are recorded as a non-current liability, including accrued interest expense, on the Company's consolidated balance sheet as of September 30, 2017 because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. In accordance with the accounting standard on consolidation, changes in a parent's ownership interest where the parent retains a controlling financial interest in its subsidiary are accounted for as equity transactions. The carrying amount of the noncontrolling interest in Steel Excel has been eliminated to reflect the change in SPLP's ownership interest in Steel Excel, and the difference between the fair value of the consideration paid to the noncontrolling interest holders of Steel Excel and the amount by which the noncontrolling interest was adjusted has been recognized in Partners' capital.

Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in Accumulated other comprehensive income (loss) are as follows:

	Nine Months Ended September 30, 2017
	Unrealized gain on available-for-sale securities	Unrealized loss on derivative financial instruments	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at beginning of period	$62,527	$(2,470)	$(19,548)	$(109,270)	$(68,761)
Other comprehensive income, net of tax - before reclassifications (a)	72,097	572	4,539	68	77,276
Reclassification adjustments, net of tax (b)	(526)	—	—	—	(526)
Net other comprehensive income attributable to common unitholders (c)	71,571	572	4,539	68	76,750
Other changes	848	—	—	—	848
Balance at end of period	$134,946	$(1,898)	$(15,009)	$(109,202)	$8,837

(a)	Net of a tax provision of approximately $2,225.

(b)	Net of a tax benefit of approximately $309.

(c)
Amounts do not include the net unrealized gains on available-for-sale securities of $811, the unrealized gains on derivative financial instruments of $55, cumulative translation adjustments of $945 and the changes in net pension liabilities and other post-retirement benefit obligations of $29, which are attributable to noncontrolling interests.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP, which are determined as of the last day of each fiscal year. If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the amount accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. The expense is recorded in SG&A in the Company's consolidated statements of operations. The Company recorded a reduction in SG&A of approximately $1,000 for the three months ended September 30, 2017 and recorded expense of $3,930 in SG&A for the nine months ended September 30, 2017. There was no incentive unit expense recorded in the three and nine months ended September 30, 2016.

12. INCOME TAXES

The Company recorded tax provisions of $9,913 and $8,334 for the three months ended September 30, 2017 and 2016, respectively, and $27,175 and $18,357 for the nine months ended September 30, 2017 and 2016, respectively. The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of the deferred tax assets will not be realized in future periods.

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

13. NET INCOME PER COMMON UNIT

The following data was used in computing net income per common unit shown in the Company's consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$10,905	$13,069	$23,525	$25,272
Net income attributable to noncontrolling interests in consolidated entities	(3,892)	(2,237)	(9,341)	(3,269)
Net income attributable to common unitholders	$7,013	$10,832	$14,184	$22,003
Net income per common unit – basic and diluted:
Net income attributable to common unitholders	$0.27	$0.41	$0.54	$0.83
Denominator for net income per common unit - basic	26,016,926	26,152,976	26,066,590	26,421,116
Effect of dilutive securities:
Incentive units	214,179	—	256,116	—
Unvested restricted common units	42,741	7,989	43,293	13,520
Denominator for net income per common unit - diluted(a)	26,273,846	26,160,965	26,365,999	26,434,636

(a)
For the three and nine months ended September 30, 2017, the diluted per unit calculation does not include the impact of 3,460,643 and 2,928,579 of SPLP Preferred Units, respectively, since the impact would have been anti-dilutive.

14. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of September 30, 2017 and December 31, 2016 are summarized by type of inputs applicable to the fair value measurements as follows:

September 30, 2017	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$30,717	$3,414	$12,036	$46,167
Long-term investments (a)	192,828	4,791	1,224	198,843
Investments in certain funds	—	—	423	423
Precious metal and commodity inventories recorded at fair value	11,609	—	—	11,609
Economic interests in loans	—	—	11,493	11,493
Warrants	—	—	184	184
Long put options	66	—	—	66
Foreign currency forward exchange contracts	—	23	—	23
Total	$235,220	$8,228	$25,360	$268,808

Liabilities:
Financial instrument obligations	$14,437	$—	$—	$14,437
Short call options	237	—	—	237
Commodity contracts on precious metal and commodity inventories	—	42	—	42
Foreign currency forward exchange contracts	—	24	—	24
Total	$14,674	$66	$—	$14,740

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$25,498	$3,994	$24,158	$53,650
Long-term investments (a)	111,424	4,350	1,242	117,016
Investments in certain funds	—	—	469	469
Precious metal and commodity inventories recorded at fair value	10,143	—	—	10,143
Economic interests in loans	—	—	6,162	6,162
Foreign currency forward exchange contracts	—	92	—	92
Total	$147,065	$8,436	$32,031	$187,532

Liabilities:
Financial instrument obligations	$12,640	$—	$—	$12,640
Commodity contracts on precious metal and commodity inventories	—	108	—	108
Foreign currency forward exchange contracts	—	1,040	—	1,040
Total	$12,640	$1,148	$—	$13,788

(a)	For additional detail of the marketable securities and long-term investments see Note 7 - "Investments."

There were no transfers of securities among the various measurement input levels during the nine months ended September 30, 2017.

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

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long-Term Investments
	Investments in Associated Companies (a)	MLNK Warrants (a)	Marketable Securities and Other (b)	Total
Assets
Balance at June 30, 2016	$1,414	$27	$31,213	$32,654
Sales and cash collections	—	—	(1,440)	(1,440)
Unrealized gains	—	37	3,237	3,274
Unrealized losses	—	—	—	—
Balance at September 30, 2016	$1,414	$64	$33,010	$34,488

Balance at June 30, 2017	$1,223	$9	$23,189	$24,421
Sales and cash collections	—	—	(2,180)	(2,180)
Realized gain on sale	—	—	236	236
Unrealized gains	—	—	2,891	2,891
Unrealized losses	—	(8)	—	(8)
Balance at September 30, 2017	$1,223	$1	$24,136	$25,360

	Long-Term Investments
	Investments in Associated Companies (a)	MLNK Warrants (a)	Marketable Securities and Other (b)	Total
Assets
Balance at December 31, 2015	$1,931	$543	$27,980	$30,454
Sales and cash collections	—	—	(5,273)	(5,273)
Unrealized gains	—	—	10,303	10,303
Unrealized losses	(517)	(479)	—	(996)
Balance at September 30, 2016	$1,414	$64	$33,010	$34,488

Balance at December 31, 2016	$1,223	$19	$30,789	$32,031
Sales and cash collections	—	—	(17,159)	(17,159)
Realized gain on sale	—	—	309	309
Unrealized gains	—	—	10,197	10,197
Unrealized losses	—	(18)	—	(18)
Balance at September 30, 2017	$1,223	$1	$24,136	$25,360

(a)	Unrealized gains and losses are recorded in Income of associated companies and other investments held at fair value, net of taxes in the Company's consolidated statements of operations.

(b)	Realized gains and losses on sale are recorded in Other (income) expenses, net or Revenue in the Company's consolidated statements of operations.

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

The environmental claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. As of September 30, 2017, on a consolidated basis, the Company has accrued liabilities of approximately $11,685, which represent the current estimate of the probable cleanup liabilities, including remediation and legal costs and litigation reserves. Expenses relating to these costs, and any recoveries, are included in SG&A in the Company's consolidated statements of operations. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

Environmental Matters

Certain HNH subsidiaries have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques, additional data and alternative methods. HNH recorded current liabilities of approximately $9,926 related to estimated environmental remediation costs as of September 30, 2017. HNH also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. No insurance reimbursements were recorded during the nine months ended September 30, 2017 or 2016.

Included among these liabilities, certain HNH subsidiaries have been identified as PRPs under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state statutes at sites and are parties to administrative consent orders in connection with certain properties. Those subsidiaries may be subject to joint and several liabilities imposed by CERCLA on PRPs. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant in identifying PRPs and allocating or determining liability among them, except to the extent specifically identified below, the subsidiaries are generally unable to reasonably estimate the ultimate cost of compliance with such laws. Similarly, BNS LLC, a wholly-owned subsidiary of the BNS Liquidating Trust, has been named as a PRP at one previously disclosed site. Based upon information currently available, BNS Liquidating Trust does not expect that its environmental costs or that the resolution of this environmental matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company, but there can be no such assurances to this effect.

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

The sites where certain HNH subsidiaries have environmental liabilities include the following:

HNH has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that HNH sold in 2003 ("Sold Parcel") and an adjacent parcel ("Adjacent Parcel") that together comprise the site of a former HNH manufacturing facility. The remaining remediation, monitoring and regulatory administrative costs for the Sold Parcel are expected to approximate $100. With respect to the Adjacent Parcel, an ecological risk assessment has been completed and the results, along with proposed clean up goals, were submitted in the second quarter of 2016 to the CTDEEP for their review and approval. The next phase will be a physical investigation of the upland portion of the parcel. A work plan was submitted in the third quarter of 2016 to the CTDEEP for review and approval. The CTDEEP provided comments on February 28, 2017, and HNH is negotiating a final work plan, which is expected to start in the fourth quarter of 2017 or early 2018, and is estimated to cost approximately $200. Investigation of the wetlands portion is not expected to start until mid-year 2018, pending regulatory approvals and agreement on wetlands remediation goals. Based on the current stage of the investigation at this site at this time, HNH estimates that it is reasonably possible that it may incur aggregate losses over a period of several years, above its current accrued liability for this site, in a range of $2,000 to $6,000. Due to the uncertainties, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HNH.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of HNH, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and HNH, all after having the first $1,000 paid by the former owner/operator. As of September 30, 2017, total investigation and remediation costs of approximately $6,100 and $1,900 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible, although that policy is about to be exhausted. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. Based on the current stage of the investigation at this site at this time, HNH estimates that it is reasonably possible that it may incur aggregate losses over a period of years, above its current accrued liability for this site, in a range of $100 to $4,000, of which it expects to pay a 25% share. Due to the uncertainties, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or HNH.

SLI may incur environmental costs in the future as a result of past activities of its former subsidiary, SurfTech, at sites located in Pennsauken, New Jersey ("Pennsauken Site") and in Camden, New Jersey ("Camden Site"). At the Pennsauken Site, SLI reached an agreement with both the U.S. Department of Justice and the Environmental Protection Agency ("EPA") related to its liability and entered into a Consent Decree which governs the agreement. SLI agreed to perform remediation, which has been completed, and to pay a fixed sum for the EPA's past costs. The fixed sum was paid in installments, and the final payment of $2,200 was made in the second quarter of 2017. In December 2012, the NJDEP served SLI with a settlement demand of $1,800 for alleged past and future costs, as well as alleged natural resource damages related to the Pennsauken Site. Although SLI believes that it has meritorious defenses to any claim for costs and natural resource damages, to avoid the time and expense of litigating the matter, on February 13, 2013, SLI offered to pay the State of New Jersey $300 to fully resolve the claim. On June 29, 2015, the State of New Jersey rejected SLI's counteroffer. On September 18, 2017, the Company received a letter from the Office of the Attorney

General for the State of New Jersey ("New Jersey AG"), wherein the New Jersey AG reiterated the NJDEP's original settlement demand of $1,800 for SLI's alleged past costs and natural resource damages related to the Pennsauken Site. Although the final scope and cost of this claim cannot be estimated at this time, we estimate that it is reasonably possible that we may incur an aggregate loss, above our current accrued liability for this site, in a range of $300 to $1,800.

With respect to the Camden Site, SLI has reported soil contamination and a groundwater contamination plume emanating from the site. A Remedial Action Workplan ("RAWP") for soils was submitted to the NJDEP in the second quarter of 2017 by the Licensed Site Remediation Professional ("LSRP") for the site. The RAWP for treatment of unsaturated soils is scheduled to be initiated during the fourth quarter of 2017 or early 2018, with post-remediation rebound testing and slab removal to be conducted by mid-year 2018. SLI's environmental consultants also implemented an interim remedial action pilot study to treat on-site contaminated groundwater, which consisted of injecting food-grade product into the groundwater at the down gradient property boundary to create a "bio-barrier." Post-injection groundwater monitoring to assess the bio-barrier's effectiveness was completed. Consistent decreases in target contaminants concentrations in groundwater were observed. In December 2014, a report was submitted to the NJDEP stating sufficient information was obtained from the pilot study to complete the full-scale groundwater remedy design. A full-scale groundwater bioremediation will be implemented during the fourth quarter of 2017 following the soil remediation mentioned above. A reserve of approximately $2,800 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI or HNH.

SLI is currently participating in environmental assessment and cleanup at a commercial facility located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with the NJDEP and LSRP oversight, but contaminants of concern ("COCs") in groundwater and surface water, which extend off-site, remain above applicable NJDEP remediation standards. A soil remedial action plan has been developed to remove the new soil source contamination that continues to impact groundwater. SLI's LSRP completed a supplemental groundwater remedial action, pursuant to a RAWP filed with, and permit approved by, the NJDEP, and a report was filed with the NJDEP in March 2015. SLI's consultants have developed cost estimates for supplemental remedial injections, soil excavation, and additional tests and remedial activities. The LSRP has prepared a Remedial Investigation Report, which was sent to the NJDEP in May 2016. Off-site access to the adjacent property has been negotiated and monitoring wells have been installed. Results of the initial samples detected COCs above the NJDEP standards. A reserve of approximately $1,300 has been established for anticipated costs, but there can be no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI or HNH.

Litigation Matters

BNS Litigation Matters

A subsidiary of BNS Liquidating Trust ("BNS Sub") has been named as a defendant in approximately 1,371 alleged asbestos-related toxic-tort claims as of September 30, 2017. The claims were filed over a period beginning in 1994 through September 30, 2017. In many cases these claims involved more than 100 defendants. Of the claims filed, approximately 1,316 were dismissed, settled or granted summary judgment and closed as of September 30, 2017. Of the claims settled, the average settlement was less than $3. There remained 55 pending asbestos claims as of September 30, 2017. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $1,543 at both September 30, 2017 and December 31, 2016 in estimated remaining self-insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973, although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of both September 30, 2017 and December 31, 2016, BNS Sub has accrued $1,349 relating to the open and active claims against BNS Sub. This accrual represents the Company's best estimate of the likely costs to defend against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded, through the retroactive billings by BNS Sub.

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

16. RELATED PARTY TRANSACTIONS

Management Agreement with SP General Services LLC

The Manager receives a fee, pursuant to the terms of the Management Agreement, at an annual rate of 1.5% of total SPLP Partners' capital ("Management Fee"), payable on the first day of each quarter and subject to quarterly adjustment. In addition, SPLP issued to the Manager partnership profits interests in the form of incentive units, which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP, which are determined as of the last day of each fiscal year (see Note 11 - "Capital and Accumulated Other Comprehensive Income (Loss)" for additional information on the incentive units).

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $2,234 and $2,172 for the three months ended September 30, 2017 and 2016, respectively, and $6,500 and $6,387 for the nine months ended September 30, 2017 and 2016, respectively. The Management Fee is included in SG&A in the Company's consolidated statements of operations. Unpaid amounts for management fees included in Payables to related parties on the Company's consolidated balance sheets were $234 and $0 at September 30, 2017 and December 31, 2016, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $2,055 and $859 for the three months ended September 30, 2017 and 2016, respectively, and $3,915 and $3,095 for the nine months ended September 30, 2017 and 2016, respectively. Unpaid amounts for reimbursable expenses were approximately $1,865 and $1,031 at September 30, 2017 and December 31, 2016, respectively, and are included in Payables to related parties on the Company's consolidated balance sheets.

Corporate Services

Steel Services, through Management Services Agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, as well as a variety of services, including legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, Steel Services has management services agreements with other companies considered to be related parties, including NOVT Corporation, Ore Holdings, Inc., J. Howard Inc., Steel Partners, Ltd., iGo, MLNK and Aerojet Rocketdyne Holdings, Inc. In total, Steel Services will charge approximately $2,720 annually to these companies. All amounts billed under these service agreements are classified as a reduction of SG&A.

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

Other

At September 30, 2017 and December 31, 2016, several related parties and consolidated subsidiaries had deposits totaling $2,843 and $2,786, respectively, at WebBank. Approximately $765 and $718 of these deposits, including interest which was not significant, has been eliminated in consolidation as of September 30, 2017 and December 31, 2016, respectively.

On June 26, 2017, HNH entered into a Merger Agreement with SPLP and Merger Sub, pursuant to which, among other things, SPLP and Merger Sub made a tender offer to purchase any and all of the outstanding shares of common stock of HNH not already owned by SPLP or any entity that is an affiliate of SPLP. The Offer was successfully completed on October 12, 2017, and the Company now owns 100% of HNH. For additional information on the results of the Offer, see Note 21 - "Subsequent Events." Also, on February 6, 2017, the Company completed a tender offer to purchase any and all of the outstanding shares of common stock of Steel Excel not already owned by the Company or any of its affiliates. For additional information, see Note 11 - "Capital and Accumulated Other Comprehensive Income (Loss)."

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

Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $3,000, $2,000 and $1,175 for the three months ended September 30, 2017 and 2016. Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $9,000, $6,000 and $3,525 for the nine months ended September 30, 2017 and 2016. These amounts are eliminated in consolidation.

Segment information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Diversified industrial	$295,485	$274,327	$879,515	$722,399
Energy	37,959	27,154	99,310	68,868
Financial services	21,596	15,368	57,925	53,777
Total	$355,040	$316,849	$1,036,750	$845,044
Income (loss) before income taxes:
Diversified industrial	$17,189	$12,646	$46,988	$37,499
Energy	(3,677)	(3,380)	(12,959)	(6,402)
Financial services	9,669	7,911	28,136	32,018
Corporate and other	(2,363)	4,226	(11,465)	(19,486)
Income before income taxes	20,818	21,403	50,700	43,629
Income tax provision	9,913	8,334	27,175	18,357
Net income	$10,905	$13,069	$23,525	$25,272
Income (loss) of associated companies and other investments held at fair value, net of taxes:
Diversified industrial	$—	$—	$—	$8,078
Energy	(318)	886	1,952	6,976
Corporate and other	2,650	5,481	6,750	(12,405)
Total	$2,332	$6,367	$8,702	$2,649

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017
Total Capital
(to risk-weighted assets)	$103,148	26.20%	$31,475	8.00%	$36,393	9.25%	$39,344	10.00%
Tier 1 Capital
(to risk-weighted assets)	$98,476	25.00%	$23,606	6.00%	$28,524	7.25%	$31,475	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$98,476	25.00%	$17,705	4.50%	$22,623	5.75%	$25,574	6.50%
Tier 1 Capital
(to average assets)	$98,476	20.90%	$18,849	4.00%	n/a	n/a	$23,562	5.00%

As of December 31, 2016
Total Capital
(to risk-weighted assets)	$90,369	33.90%	$21,320	8.00%	$22,985	8.63%	$26,649	10.00%
Tier 1 Capital
(to risk-weighted assets)	$88,698	33.30%	$15,990	6.00%	$17,655	6.63%	$21,320	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$88,698	33.30%	$11,992	4.50%	$13,658	5.13%	$17,322	6.50%
Tier 1 Capital
(to average assets)	$88,698	22.20%	$15,956	4.00%	n/a	n/a	$19,944	5.00%

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

19. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for each of the nine-month periods ending September 30, 2017 and 2016 is presented in the following table:

	Nine Months Ended September 30,
	2017	2016
Cash paid during the period for:
Interest	$16,170	$8,533
Taxes	$16,707	$10,842
Non-cash investing activities:
Reclassification of investment in associated company to cost of an acquisition	$—	$39,794
Exchange of debt securities for equity securities	$3,317	$—
Securities received as distributions from venture capital fund	$—	$19
Securities delivered in exchange for settlement of financial instrument obligations	$—	$9,155
Noncontrolling interest acquired in non-monetary exchange	$—	$194
Non-cash financing activities:
Issuance of SPLP Preferred Units to purchase subsidiary shares from noncontrolling interests	$63,503	$—

20. OTHER (INCOME) EXPENSES, NET

Other (income) expenses, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment income	$(33)	$(1,232)	$(133)	$(3,470)
Realized gains on sales of marketable securities, net	(403)	(232)	(835)	(594)
Realized loss (gain) on financial instrument obligations	438	563	1,737	(119)
Other, net	(128)	(235)	(119)	(3,828)
Other (income) expenses, net	$(126)	$(1,136)	$650	$(8,011)

21. SUBSEQUENT EVENTS

HNH Transaction

On October 12, 2017, the Company completed the Offer to purchase any and all of the outstanding shares of common stock, par value $0.01 per share ("Share"), of HNH not already owned by SPLP or any entity that is an affiliate of SPLP, for 1.484 SPLP Preferred Units that currently trade on the New York Stock Exchange for each Share. As a result of the completion of the Offer, the Company issued approximately 5,400,000 SPLP Preferred Units with a fair value of approximately $112,000 and liquidation value of approximately $135,000 to HNH shareholders, and the Company now owns 100% of HNH. In accordance with the accounting standard on consolidation, changes in a parent's ownership interest where the parent retains a controlling financial interest in its subsidiary are accounted for as equity transactions. The carrying amount of the noncontrolling interest in HNH will be eliminated to reflect the change in SPLP's ownership interest in HNH, and the difference between the fair value of the consideration paid and the amount by which the noncontrolling interest is adjusted will be recognized in Partners' capital.

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

The Corporate and Other segment consists of several consolidated subsidiaries, including Steel Services Ltd. ("Steel Services"), DGT Holdings Corp. and the BNS Holdings Liquidating Trust, as well as various investments and cash and cash equivalents. Corporate operations include investment gains and losses and rental and other income. Steel Services provides legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and similar services to other affiliated companies.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

The Company's consolidated operating results for the three and nine months ended September 30, 2017 and 2016 are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$355,040	$316,849	$1,036,750	$845,044
Cost of goods sold	247,232	221,876	723,200	590,814
Selling, general and administrative expenses	80,118	73,592	249,169	198,779
Asset impairment charges	—	3,057	—	11,527
Interest expense	5,147	3,025	14,446	7,390
All other expenses (income), net	4,057	263	7,937	(4,446)
Total costs and expenses	336,554	301,813	994,752	804,064
Income before income taxes, equity method income and other investments held at fair value	18,486	15,036	41,998	40,980
Income tax provision	9,913	8,334	27,175	18,357
Income of associated companies and other investments held at fair value, net of taxes	(2,332)	(6,367)	(8,702)	(2,649)
Net income	10,905	13,069	23,525	25,272
Net income attributable to noncontrolling interests in consolidated entities	(3,892)	(2,237)	(9,341)	(3,269)
Net income attributable to common unitholders	$7,013	$10,832	$14,184	$22,003

Revenue

Revenue for the three months ended September 30, 2017 increased $38,191, or 12.1%, as compared to the same period last year. Excluding growth from acquisitions of 7.2%, the negative impact from changes in foreign currency exchange rates and a decrease in silver prices in the Diversified Industrial segment of 1.0%, revenue increased by 5.9%. The net revenue increase of 5.9% was due to increases across all of our segments. The acquisition growth was due to the acquisitions of the Electromagnetic Enterprise division ("EME") of Hamilton Sundstrand Corporation (September 2016), Hazen Paper Company's ("Hazen") lamination facility and business in Osgood, Indiana (July 2016), Amsterdam Metallized Products B.V. ("AMP") (December 2016) and Basin Well Logging Wireline Services, Inc. ("Basin") (May 2017).

Revenue for the nine months ended September 30, 2017 increased $191,706, or 22.7%, as compared to the same period last year. Excluding growth from the aforementioned acquisitions and HNH's acquisition of SLI (June 2016) of 17.1% and the negative impact of 1.3% due to changes in foreign currency exchange rates, partially offset by an increase in silver prices in the Diversified Industrial segment, revenue increased by 6.9%. The net revenue increase of 6.9% was due to increases across all of our segments.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2017 increased $25,356, or 11.4%, and increased $132,386, or 22.4%, for the nine months ended September 30, 2017, as compared to the same periods last year, due to increases in the Diversified Industrial and Energy segments. The increase in the Diversified Industrial segment in the three and nine months ended September 30, 2017 was primarily due to the acquisitions, as described above, and higher sales volume. The increase in the Energy segment was due to the Basin acquisition and the overall revenue increase in both periods.

Selling, General and Administrative

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2017 increased $6,526, or 8.9%, as compared to the same period last year, primarily due to increases in the Diversified Industrial and Financial Services segments. The increase in the Diversified Industrial segment was primarily due to the EME acquisition and higher benefit costs, and the increase in the Financial Services segment was due to higher personnel expenses.

SG&A for the nine months ended September 30, 2017 increased $50,390, or 25.3%, as compared to the same period last year, reflecting increases in all segments. The increase in the Diversified Industrial segment was primarily due to the impact from the acquisition of SLI (including EME), as well as higher benefit costs. The increase in the Energy segment was due to the non-recurrence of a litigation settlement received, net of associated fees incurred in the 2016 period, partially offset by lower corporate overhead costs, and the increase in the Financial Services segment was due to the aforementioned factors that impacted SG&A in the third quarter. The increase in the Corporate and Other segment was primarily due to higher non-cash incentive unit expense recorded in the nine months ended September 30, 2017. No incentive unit expense recorded in the same period last year.

Asset Impairment Charges

During the third quarter of 2016, HNH recorded non-cash asset impairment charges totaling $3,557, of which $500 was recorded in Cost of goods sold in the Company's consolidated statements of operations, due to the planned closure of an HNH facility. During the nine months ended September 30, 2016, the Company recorded non-cash asset impairment charges of $12,927 due to the planned closure of two HNH facilities, including the aforementioned impairment recorded in the third quarter of 2016, and other-than-temporary impairments on certain investments. Of this amount, $1,400 was recorded in Cost of goods sold in the Company's consolidated statements of operations. The determination to record other-than-temporary impairments on certain investments was based on several factors, including adverse changes in the market conditions and economic environments in which the entities operate.

Interest Expense

Interest expense for the three months ended September 30, 2017 and 2016 was $5,147 and $3,025, respectively, and was $14,446 and $7,390 for the nine months ended September 30, 2017 and 2016, respectively. The higher interest expense for both the three and nine months ended September 30, 2017 was primarily due to higher borrowing levels in 2017, primarily to fund HNH's 2016 acquisitions and higher interest expense from the SPLP preferred units issued in the first quarter of 2017.

All Other Expenses (Income), Net

All other expenses (income), net increased $3,794 in the three months ended September 30, 2017 and increased $12,383 in the nine months ended September 30, 2017, as compared to the same periods last year. These increases were primarily due to higher finance interest expense, higher provisions for loan losses and lower gains on investment activity by Steel Excel recorded in the 2017 periods, partially offset by reduced losses from derivatives.

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

Tax provisions of $9,913 and $8,334 were recorded for the three months ended September 30, 2017 and 2016, respectively, and tax provisions of $27,175 and $18,357 were recorded for the nine months ended September 30, 2017 and 2016, respectively.

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

Income of Associated Companies and Other Investments Held At Fair Value, Net of Taxes

The income of associated companies and other investments held at fair value, net of taxes in the third quarter and first nine months of 2017 decreased by $4,035 and increased by $6,053, respectively, as compared to the same periods of 2016. For the details of each of these investments and the related mark-to-market adjustments for all periods, see Note 7 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Segment Analysis

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Diversified industrial	$295,485	$274,327	$879,515	$722,399
Energy	37,959	27,154	99,310	68,868
Financial services	21,596	15,368	57,925	53,777
Total	$355,040	$316,849	$1,036,750	$845,044
Income (loss) before income taxes:
Diversified industrial	$17,189	$12,646	$46,988	$37,499
Energy	(3,677)	(3,380)	(12,959)	(6,402)
Financial services	9,669	7,911	28,136	32,018
Corporate and other	(2,363)	4,226	(11,465)	(19,486)
Income before income taxes	20,818	21,403	50,700	43,629
Income tax provision	9,913	8,334	27,175	18,357
Net income	$10,905	$13,069	$23,525	$25,272

For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the acquisition impact of the SLI (including EME) acquisition is defined as financial results for periods in 2017 prior to June 1, 2017 for SLI, consistent with its June 1, 2016 acquisition date, and financial results for EME for the entire nine month period ended September 30, 2017, based on its September 30, 2016 acquisition date. Accordingly, only changes in SLI's operations, excluding EME, for the period from June to September 2017, as compared to the period from June to September 2016, are not reflected in the acquisition impact from these acquisitions in the discussion below.

Diversified Industrial

Net sales for the three months ended September 30, 2017 increased by $21,158, or 7.7%, as compared to the same period in 2016. The change in net sales reflects approximately $18,288 in incremental sales associated with HNH's EME acquisition, and API's Hazen and AMP acquisitions, as well as a decrease of $2,875 as a result of lower average silver prices at HNH. Excluding the impact of HNH's EME acquisition, API's Hazen and AMP acquisitions, and the change in silver prices, net sales increased by approximately $5,745 due primarily to higher sales volume from the joining materials business driven by higher demand from the oil and gas exploration, appliance and electrical markets and higher sales volume from the building materials business driven by increased demand for our roofing products, as well as growth from international shipments, as compared to the 2016 period. The electrical products business sales increased during the third quarter of 2017, as compared to the same period of 2016 due primarily to higher demand from the medical industry. Kasco also had higher sales volume driven by higher demand from North America and Europe. These increases were partially offset by lower volume from the tubing business driven by our fabricated metal tubing product line for the medical industry, which was divested during the first quarter of 2017, as well as lower demand for our steel tubing products from ship building and aerospace and defense markets. The performance materials business sales volume also decreased during the third quarter of 2017, as compared to the same period of 2016, due primarily to the October 2016 divestiture of the equipment, inventories and certain customer information of JPS Industries, Inc.'s ("JPS") former Slater, South Carolina operating facility. The packaging business sales were relatively flat, excluding the impact of recent acquisitions. The average silver market price was approximately $16.85 per troy ounce in the third quarter of 2017, as compared to $19.26 per troy ounce in the same period in 2016.

Segment operating income for the three months ended September 30, 2017 increased by $4,543, or 35.9%, as compared to the same period last year. The increase was due to an increase gross profit of $5,449 and the non-recurrence of $3,057 of impairment charges in the 2016 period, partially offset by an increase in SG&A of $3,430 and an increase in interest expense of $831. The higher gross profit was primarily driven by approximately $3,013 in incremental gross profit from HNH's EME acquisition and API's Hazen and AMP acquisitions, as well as a net increase of approximately $2,436 from the core businesses, principally due to the joining materials business driven by higher sales volume and favorable product mix and the performance materials business driven by favorable product mix and its improved manufacturing efficiencies, partially offset by a decrease in the building materials business due to higher material and manufacturing costs. The impairment charges from the 2016 period were related to the closure of Lucas-Milhaupt Gliwice, Poland operating facility in the joining materials business. The higher SG&A was driven primarily by HNH's EME acquisition, and API's Hazen and AMP acquisitions, as well as higher benefit costs. The higher interest expense was primarily due to higher borrowing levels to finance the Diversified Industrial segment's recent acquisitions.

Net sales for the nine months ended September 30, 2017 increased by $157,116, or 21.7%, as compared to the same period in 2016. The change in net sales reflects approximately $137,645 in incremental sales associated with HNH's SLI (including

EME) acquisition and API's Hazen and AMP acquisitions, as well as an increase of $1,086 as a result of higher average silver prices at HNH, partially offset by a decrease of $11,468 due to the unfavorable impact of foreign currency exchange rates. Excluding the impact of HNH's SLI (including EME) acquisition, and API's Hazen and AMP acquisitions, the change in silver prices and impact of foreign currency exchange rates, net sales increased by approximately $29,853 due primarily to higher sales volume from the building materials business driven by increased demand from home centers and lumberyards for our FastenMaster products, as well as increased demand for our private label roofing products, the joining materials business driven by higher demand from the oil and gas exploration, appliance and electrical markets, as well as the electrical products business based on higher sales levels in 2017, as compared to the same period of 2016. The packaging business sales also increased due primarily to higher foil sales volume from Europe, partially offset by the April 2016 divestiture of its security holographics business. These increases were partially offset by lower sales volume from the tubing business primarily due to lower sales of our steel tubing products in the oil and gas exploration and ship building markets, as well as our fabricated metal tubing product line for the medical industry, which was divested during the first quarter of 2017, partially offset by higher demand for our welded carbon steel tubing products from the transportation industry. The performance materials business sales also declined in the 2017 period due to the October 2016 divestiture of the equipment, inventories and certain customer information of JPS' former Slater, South Carolina operating facility, partially offset by higher demand in its military and aerospace markets. The average silver market price was approximately $17.18 per troy ounce during the nine month period of 2017, as compared to $17.09 per troy ounce in the same period in 2016.

Segment operating income for the nine months ended September 30, 2017 increased by $9,489, or 25.3%, as compared to the same period last year. The increase was due to an increase in gross profit of $52,090 and the non-recurrence of $10,057 of impairment charges from the 2016 period, partially offset by an increase in SG&A of $37,258, an increase in interest expense of $4,359, lower other income of $3,720 and lower equity method investment income of $8,078. The higher gross profit was primarily driven by approximately $37,073 in incremental gross profit from HNH's SLI (including EME) acquisition, and API's Hazen and AMP acquisitions, a net increase of approximately $15,017 driven by the building materials, joining materials and electrical products businesses due principally to higher sales volume, as well as higher gross profit margin from the performance materials, joining materials and electrical products businesses due primarily to favorable product mix and lower manufacturing costs, partially offset by tubing business due to lower sales volume. The impairment charges from the 2016 period were due to the closure of JPS' Slater, South Carolina operating facility in the performance materials business during the second quarter of 2016 and the closure of Lucas-Milhaupt Gliwice, Poland operating facility in the joining materials business during the third quarter of 2016. The higher SG&A was driven primarily by HNH's SLI (including EME) acquisition and API's Hazen and AMP acquisitions, which contributed incremental SG&A of approximately $29,734, and higher benefit costs. The higher interest expense was primarily due to higher borrowing levels to finance the Diversified Industrial segment's recent acquisitions and the decrease in other income was due to the non-recurrence of the gain on sale of API's security holographics business, which was sold in the second quarter of 2016. The equity method investment income from the 2016 period was driven by the financial results of SLI before it was acquired by HNH on June 1, 2016.

Energy

Net revenue for the three months ended September 30, 2017 increased $10,805, or 39.8%, and increased $30,442, or 44.2%, for the nine months ended September 30, 2017, as compared to the same periods of 2016. The increases in net revenue reflect incremental sales of approximately $4,500 and $6,500 for the three and nine months ended September 30, 2017, respectively, from the acquisition of Basin in May 2017, as well as an overall increase in Steel Excel's energy business as the demand for services continued to improve in line with the increase in the North American oil and gas drilling rig count.

Segment operating loss for the three months ended September 30, 2017 increased $297, as compared to the same period of 2016, due to a decrease in income from equity method investments of $1,204 and lower other income of $726, partially offset by an increase in gross profit of $1,158 and a decrease in SG&A of $499. The increase in gross profit was primarily the result of the increase in net revenue recorded in the three months ended September 30, 2017, as compared to the same period last year. The decrease in SG&A was due to a decrease in corporate overhead costs.

Segment operating loss for the nine months ended September 30, 2017 increased $6,557, as compared to the same period of 2016, due to higher SG&A of $2,082, lower income from equity method investments of $5,024 and a decrease in income related to investment activity of $4,049, partially offset by an increase in gross profit of $3,081 and the non-recurrence of $1,470 of impairment charges related to marketable securities recorded in the 2016 period. The increase in SG&A was primarily due to the non-recurrence of a litigation settlement received, net of associated fees incurred in the 2016 period, partially offset by a decrease in corporate overhead costs. The increase in gross profit was as a result of the increase in net revenue recorded in the nine months ended September 30, 2017, as compared to the same period last year.

Financial Services

Revenue for the three months ended September 30, 2017 increased $6,228, or 40.5%, and $4,148, or 7.7%, in the nine months ended September 30, 2017, as compared to the same periods last year. The increase in the three months ended September 30, 2017 was due to increased volume in lending programs and an increase in interest income due to larger outstanding loan balances. The revenue growth in the nine months ended September 30, 2017 was primarily due to an increase in interest income due to larger outstanding loan balances.

Segment operating income for the three months ended September 30, 2017 increased $1,758, or 22.2%, as compared to the same period last year. The increase was due to the impact of higher revenue discussed above, partially offset by higher expenses. SG&A increased $1,393, driven by higher personnel expenses to support growth initiatives and the continued expansion of WebBank's compliance and oversight group to meet increasing regulatory expectations. In addition, the provision for loan losses increased $2,541 and finance interest expense increased $536 for the three months ended September 30, 2017, as compared to the same period last year. The higher provision expense was to support growth of consumer and small business loans held to maturity, and the higher finance interest expense was due to a larger deposit balance to support loan growth and an increase in interest rates.

Segment operating income for the nine months ended September 30, 2017 decreased $3,882, or 12.1%, as compared to the same period last year. The decrease was primarily due to higher costs and expenses, including higher SG&A of $3,551 driven by the aforementioned factors described in the paragraph above, partially offset by the increase in revenue. In addition, the provision for loan losses increased $3,194 and finance interest expense increased $1,285 for the nine months ended September 30, 2017, as compared to the same period last year. The higher provision expense was to support growth of consumer and small business loans held to maturity, and the higher finance interest expense was due to a larger deposit balance to support loan growth and an increase in interest rates.

Corporate and Other

Segment operating income decreased $6,589 in the three months ended September 30, 2017, as compared to the same period of 2016, as a result of lower income in the 2017 period of $2,831 from equity method and other investments held at fair value, an increase in SG&A of $2,216 and higher interest expense of $1,267, primarily due to interest expense recorded on the SPLP preferred units, which were issued in the first quarter of 2017.

Segment operating loss decreased $8,021 in the nine months ended September 30, 2017, as compared to the same period of 2016, as a result of lower losses in the 2017 period of $19,155 from equity method and other investments held at fair value, partially offset by higher SG&A of $7,504 and higher interest expense of $2,743, primarily due to interest expense recorded on the SPLP preferred units which were issued in the first quarter of 2017. The higher SG&A was primarily due to non-cash incentive unit expense of approximately $3,900 recorded in the nine months ended September 30, 2017. There was no incentive unit expense recorded in the comparable 2016 period. For additional information on the incentive units, see Note 11 - "Capital and Accumulated Other Comprehensive Income (Loss)" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Net cash (used in) provided by operating activities	$(96,806)	$121,618
Net cash used in investing activities	(86,402)	(163,210)
Net cash provided by financing activities	28,325	184,954
Net change for the period	$(154,883)	$143,362

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $96,806. Net income of $23,525 was impacted by certain non-cash items and a net increase of $189,218 relating to changes in certain operating assets and liabilities. The increase was primarily due to an increase of $111,882 in loans held for sale due to the timing of loan originations, which can vary significantly from period-to-period since these loans are typically sold after origination, as well as the level of activity at WebBank, an increase of $30,585 in trade and other receivables due to the timing of cash receipts, an increase in inventories of $19,227 to support sales volume at HNH, an increase in prepaid expenses and other current assets of $7,282 and a net decrease in current liabilities of $20,242.

Net cash provided by operating activities for the nine months ended September 30, 2016 was $121,618. Net income of $25,272 was impacted by certain non-cash items and a net decrease of $26,580 relating to changes in certain operating assets and liabilities. The decrease was primarily due to a decrease of $52,275 in loans held for sale due to the timing of loan originations, which can vary significantly from period-to-period since these loans are typically sold after origination, as well as the level of activity at WebBank. This decrease was partially offset by an increase of $20,512 in trade and other receivables due to the timing of receipts.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $86,402. Significant items included purchases of property, plant and equipment of $37,915, an increase in loan originations, net of collections of $70,860 primarily due to larger outstanding loan balances and net cash paid for acquisitions of $2,008, which includes a reduction of the EME purchase price, partially offset by proceeds from the sales of assets and divestitures of $26,676 and $1,975, respectively.

Net cash used in investing activities for the nine months ended September 30, 2016 was $163,210. Significant items included net cash paid for HNH's acquisition of SLI, including EME, and API's acquisition of Hazen, which totaled an aggregate of $196,546, purchases of property, plant and equipment of $18,733 and an increase in loan originations, net of collections of $17,866, partially offset by net proceeds from sales of investments, primarily by Steel Excel, of $51,372 and proceeds from sale of assets and divestitures of $3,485 and $6,644, respectively, primarily as a result of the sale of API's security holographics business.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $28,325. Significant items included a net increase in deposits of $47,314 and proceeds from equipment lease financing of $6,812, partially offset by cash paid for dividends on SPLP common units of $3,923, cash used to purchase subsidiary shares from Steel Excel noncontrolling interests of $2,086, cash used to purchase the Company's common units of $2,985 and net revolver repayments of $15,719.

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

The Holding Company's principal sources of funds, a portion of which are used to pay its overhead expenses, are available cash resources, servicing contracts with subsidiaries and affiliates, borrowings, investments, public and private capital market transactions, distributions or dividends from subsidiaries and/or investments, as well as dispositions of existing businesses. Investments, which are generally recorded at fair value, are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a reasonable period of time. As of September 30, 2017, the Holding Company had cash and cash equivalents of approximately $9,500 and investments of approximately $171,000. In October 2017, the Holding Company repaid its credit facility with PNC Bank, National Association, which had provided for a revolving credit facility with borrowing availability of up to $105,000 and had a balance of $51,857 as of September 30, 2017.

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

Below are liquidity discussions for each of our operating businesses:

As of September 30, 2017, HNH's working capital was $159,764, as compared to working capital of $137,526 as of December 31, 2016. HNH's principal source of liquidity is its cash flows from operations. HNH's ongoing operating cash flow requirements include arranging for the funding of the minimum requirements of its pension plans and paying HNH's administrative costs. HNH expects to have required minimum contributions to the WHX Corporation Pension Plan of $5,100 for the remainder of 2017, and $24,900, $29,200, $34,000, $29,300 and $68,000 in 2018, 2019, 2020, 2021 and for the five years thereafter, respectively. HNH does not currently expect to make any future minimum contributions for the WHX Pension Plan II. For JPS' pension plan, HNH expects no required minimum contributions for the remainder of 2017, and minimum contributions of $7,200, $4,900, $2,400, $2,300 and $10,800 in 2018, 2019, 2020, 2021 and for the five years thereafter, respectively. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. HNH's senior credit agreement provides for an up to $400,000 senior secured revolving credit facility. As of September 30, 2017, HNH's availability under its senior secured revolving credit facility was $68,600. During the year ended December 31, 2016, HNH entered into a master lease agreement, which establishes the general terms and conditions for a $10,000 credit facility under which HNH may lease equipment and other property pursuant to the terms of individual lease schedules. As of September 30, 2017, $6,800 was outstanding under the master lease agreement.

As of September 30, 2017, API's working capital was approximately $6,300. API, in the UK, has a multi-currency revolving agreement of £13,500 (approximately $18,100) that expires in June 2018. At September 30, 2017, approximately $9,261 was outstanding under the facility. API also has a revolving facility in the U.S that expires in June 2018, with availability of up to approximately $5,500 as of September 30, 2017. At September 30, 2017, approximately $2,000 was outstanding under the facility.

As of September 30, 2017, Steel Excel's working capital was approximately $136,000. Steel Excel's principal source of liquidity is cash and cash equivalents and marketable securities on hand. The marketable securities include short-term deposits, corporate debt, equity instruments and mutual funds. Steel Excel's credit agreement, as amended, ("Amended Credit Agreement") provides for a borrowing capacity of $105,000, consisting of a $95,000 secured term loan ("Term Loan") and up to $10,000 in revolving loans ("Revolving Loans"), subject to a borrowing base of 85% of the eligible trade receivables. At September 30, 2017, approximately $36,000 was outstanding under the Amended Credit Agreement, all of which represented the Term Loan, and $10,000 was available for future borrowing under the Revolving Loans.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $146,490 and $277,054 in cash at the Federal Reserve Bank and in its Federal Funds account at its correspondent banks at September 30, 2017 and December 31, 2016, respectively. WebBank had $30,000 and $17,400 in lines of credit from its correspondent banks at September 30, 2017 and December 31, 2016 and had $49,973 and $33,826 available from the Federal Reserve discount window at September 30, 2017 and December 31, 2016, respectively. WebBank had a total of $226,463 and $328,280 in cash, lines of credit and access to the Federal Reserve Bank discount window at September 30, 2017 and December 31, 2016, respectively, which represents approximately 43.5% and 70.7%, respectively, of WebBank's total assets.

Contractual Commitments and Contingencies

There were no material changes in the Company's contractual obligations at September 30, 2017, as compared to those reported in the Company's annual report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Risk

We have off-balance sheet risk related to certain financial instruments, including futures and undisbursed loan commitments. For additional information regarding these arrangements, refer to Note 9 - "Financial Instruments," to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2017, as compared to those reported in our 2016 Form 10-K.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that as of September 30, 2017, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to Company management, including the Principal Executive Officer and the Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

The Company and its subsidiaries completed the acquisitions of SLI and EME on June 1, 2016 and September 30, 2016, respectively. The Company's management excluded the operations of SLI and EME from its evaluation of, and conclusion on, the effectiveness of management's internal control over financial reporting as of December 31, 2016. These businesses represent approximately 17.7% of our total assets as of September 30, 2017, and approximately 21.7% of total revenue for the nine months then ended. The Company's management will fully integrate the operations of SLI and EME into its assessment of the effectiveness of its internal control over financial reporting in 2017.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except for the changes in internal control over financial reporting associated with HNH integrating its acquisitions of SLI and EME, which were completed on June 1, 2016 and September 30, 2016, respectively.

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

On June 26, 2017, SPLP and Handy Acquisition Co., a wholly-owned subsidiary of SPLP ("Merger Sub") entered into an Agreement and Plan of Merger ("Merger Agreement") with HNH, pursuant to which, among other things, SPLP and Merger Sub made an offer to exchange, for each outstanding share of HNH common stock not already owned by SPLP or any entity that is an affiliate of SPLP, 1.484 6.0% Series A preferred units, no par value ("SPLP Preferred Units"), of SPLP. SPLP beneficially owned approximately 70.0% of HNH's outstanding shares when the Merger Agreement was entered into. On October 12, 2017, the Company completed the transaction and issued approximately 5,400,000 SPLP Preferred Units to HNH shareholders. The Company now owns 100% of HNH. SPLP may be subject to material risks related to the transaction, including the following:

•
The benefits of the transaction may not be realized as expected or may not be achieved within the anticipated time frame, or at all, which could adversely affect SPLP's results of operations or cash flows and negatively affect the price of the SPLP Preferred Units and SPLP common units; and

•
If the value of HNH's business, together with any synergies expected to be achieved from SPLP's acquisition of HNH, is considered by investors to be less than the value of the SPLP Preferred Units exchanged for HNH shares in the transaction, the trading price of the SPLP Preferred Units and SPLP common units could decrease.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

On December 7, 2016, the Board of Directors of Steel Partners Holdings GP Inc. approved the repurchase of up to an aggregate of 2,000,000 of the Company's common units ("Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan, and the Repurchase Program has no termination date. There were no purchases during the third quarter ended September 30, 2017, and there remains approximately 1,840,615 units that may yet be purchased under the Repurchase Program.

Item 6. Exhibits

Exhibit No.	Description
Exhibit 2.1
Agreement and Plan of Merger, dated as of June 26, 2017, by and among Steel Partners Holdings L.P., Handy Acquisition Co. and Handy & Harman Ltd. (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K filed by SPLP on June 26, 2017).

Exhibit 3.1
Seventh Amended and Restated Agreement of Limited Partnership of Steel Partners Holdings L.P., dated as of October 12, 2017 (incorporated by reference to Exhibit 3.1 to a Current Report on Form 8-K filed by SPLP on October 12, 2017).

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

Dated:	November 7, 2017	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ Douglas B. Woodworth
Douglas B. Woodworth
Chief Financial Officer
(Principal Accounting Officer)