Form 10-K
period 2017-12-31
STEEL PARTNERS HOLDINGS L.P.
filed 2018-03-09
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of "large accelerated filer," and "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of our common units held by non-affiliates of registrant as of June 30, 2017 totaled approximately $234.2 million based on the then-closing unit price.

On March 6, 2018, there were 26,296,341 common units outstanding.

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

PART I

FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), including, in particular, forward-looking statements under the headings "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 - Financial Statements and Supplementary Data." These statements appear in a number of places in this report and include statements regarding the Company's intent, belief or current expectations with respect to (i) its financing plans, (ii) trends affecting its financial condition or results of operations, and (iii) the impact of competition. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements in addition to historical information.

Item 1. Business

All monetary amounts used in this discussion are in thousands unless otherwise indicated.

The Company

SPLP is a diversified global holding company that owns and operates businesses and has significant interests in leading companies in various industries, including diversified industrial products, energy, defense, supply chain management and logistics, banking and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other. Each of our companies has its own management team with significant experience in their industries. Our subsidiary, Steel Services Ltd (''Steel Services''), through management services agreements, provides services to us and some of our companies which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. We work with our businesses to increase corporate value over the long term for all stakeholders by implementing our unique strategy discussed in more detail below.

SPLP is managed by SP General Services LLC ("Manager"), pursuant to the terms of an amended and restated management agreement ("Management Agreement") discussed in further detail in Note 19 – "Related Party Transactions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K. From its founding in 1990, the Manager and its affiliates have focused on increasing value for investors in the entities it has managed. Our wholly-owned subsidiary, Steel Partners Holdings GP Inc. ("General Partner"), is our general partner. The General Partner has a board of directors ("Board of Directors"). The Board of Directors is currently comprised of seven members, five of whom are elected annually by our unitholders and two of whom are appointed by the Manager. Warren G. Lichtenstein, the Executive Chairman of our Manager, serves as the Executive Chairman of the Board of Directors.

Products and Product Mix

Diversified Industrial Segment

Our Diversified Industrial segment is comprised of manufacturers of engineered niche industrial products, with leading market positions in many of the markets they serve. The businesses in this segment distribute products to customers through their sales personnel, outside sales representatives and distributors in North and South America, Europe, Australia, Asia and several other international markets. Below is additional information related to the businesses within the Diversified Industrial segment.

Joining Materials - The Joining Materials business primarily fabricates precious metals and their alloys into brazing alloys. Brazing alloys are used to join similar and dissimilar metals, as well as specialty metals and some ceramics, with strong, hermetic joints. The Joining Materials business offers these metal joining products in a wide variety of alloys, including gold, silver, palladium, copper, nickel, aluminum and tin. These brazing alloys are fabricated into a variety of engineered forms and are used in many industries, including electrical, appliance, transportation, construction and general industrial, where dissimilar material and metal joining applications are required. Operating income from precious metal products is principally derived from the "value-added" of processing and fabricating and not from the direct purchase and resale of precious metals. The Joining Materials business enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts. We believe that the business unit that comprises our Joining Materials business is the North American market leader in many of the markets that it serves.

Tubing - The Tubing business manufactures a wide variety of stainless and low carbon steel tubing products. The Tubing business manufactures some of the world's longest continuous seamless stainless steel tubing coils, up to 6,000 feet, serving primarily the petrochemical and oil & gas infrastructure markets. In addition, it is a top supplier of precision, small diameter (less than 3 mm) coil tubing to industry leading specifications serving the aerospace, defense and health care markets. The Tubing business is also a leading manufacturer of mechanical and fluid-carrying welded low carbon tubing used for diverse industries, including the automotive, heavy truck, heating, cooling and oil & gas markets. Products are delivered in continuous lengths from 2 inches to 30,000 feet in coil, cut or spool packaging styles.

Building Materials - The Building Materials business manufactures and supplies products primarily to the commercial construction and building industries. It manufactures fasteners, adhesives and fastening systems for the U.S. commercial low-slope roofing industry, which are sold to building and roofing material wholesalers, roofing contractors and private label roofing system manufacturers, and a line of engineered specialty fasteners for the building products industry for fastening applications in the remodeling and construction of homes, decking and landscaping. We believe that our primary business unit in the Building Materials business is the market leader in fasteners and accessories for commercial low-slope roofing applications and that the majority of the net sales for our Building Materials business are for the commercial construction repair and replacement market.

Performance Materials - The Performance Materials business manufactures sheet and mechanically formed glass, quartz, carbon and aramid materials for specialty applications in a wide expanse of markets requiring highly engineered components. Its products are used in a wide range of advanced composite applications, such as civilian and military aerospace components, printed electronic circuit boards, automotive and industrial components, and substrates for civilian and military armor applications.

Electrical Products - The Electrical Products business designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic equipment, and custom gears and gearboxes used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, architectural and entertainment lighting, and telecom applications. Its products are generally incorporated into larger systems to improve operating performance, safety, reliability and efficiency. The reported operations of the Electrical Products business are comprised of the operations of SL Industries, Inc. ("SLI") and those of the former Electromagnetic Enterprise division ("EME") of Hamilton Sundstrand Corporation, which were acquired on June 1, 2016 and September 30, 2016, respectively.

Kasco Blades and Route Repair Services ("Kasco") - The Kasco business provides meat-room blade products, repair services and resale products for the meat and deli departments of supermarkets, restaurants, meat and fish processing plants, and for distributors of electrical saws and cutting equipment, principally in North America and Europe. The Kasco business also provides cutting blades for bakeries, in addition to wood cutting blade products for the pallet manufacturing, pallet recycler and portable saw mill industries in North America.

Foils, Films, Laminates and Holographics - Through our subsidiary WebFinancial Holding Corporation ("WFHC"), we own approximately 91.2% of API Group plc ("API") as of December 31, 2017. API, our Packaging business, manufactures and distributes foils, films and laminates used to enhance the visual appeal of products and packaging. API's laminates and foils businesses produce carton board laminates and foils for the packaging of consumer goods as well as the food and confectionery, tobacco, health and beauty, personal care, greeting cards, books, magazines, footwear and sports goods and office and promotional products industries. API's holographics business manufactures holographic products for use on premium branded goods in various industries.

Energy Segment

Our Energy segment provides drilling and production services to the oil & gas industry and owns a youth sports business. Its parent company, Steel Excel Inc. ("Steel Excel") also has equity method and other investments in a number of businesses. Below is additional information related to the consolidated businesses within the Energy segment.

Steel Energy - The Energy business provides completion, re-completion and production services to exploration and production companies in the oil & gas business. The services provided include well completion and recompletion, well maintenance and workover, snubbing, flow testing, down hole pumping, plug and abandonment, and rental of auxiliary equipment, logging and perforating wireline services.

Steel Sports - Steel Sports is a social impact organization that strives to provide a first-class youth sports experience emphasizing positive experiences and instilling the core values of discipline, teamwork, safety, respect and integrity.

Financial Services Segment

WebBank - Through our subsidiary WFHC, we own approximately 91.2% of WebBank. WebBank is a Utah chartered industrial bank subject to comprehensive regulation, examination and supervision of the Federal Deposit Insurance Corporation ("FDIC") and the State of Utah Department of Financial Institutions ("UDFI"). WebBank is not considered a "bank" for Bank Holding Company Act purposes and, as such, SPLP is not regulated as a bank holding company. WebBank's deposits are insured by the FDIC. WebBank engages in a full range of banking activities including originating loans, issuing credit cards and taking deposits that are federally insured. WebBank originates and funds consumer and small business loans through lending programs with unaffiliated companies that market and service the programs ("Marketing Partners"), where the Marketing Partners subsequently purchase the loans (or interests in the loans) that are originated by WebBank. WebBank also has private-label financing programs that are branded for a specific retailer, manufacturer, dealer channel, proprietary network or bank card program. WebBank participates in syndicated commercial and industrial as well as asset-based credit facilities and asset-based securitizations through relationships with other financial institutions.

Corporate and Other

Corporate and Other consists of several consolidated subsidiaries, equity method and other investments, and cash and cash equivalents. Steel Services has management services agreements with both our consolidated subsidiaries and other related companies. For additional information on these service agreements see Note 19 - "Related Party Transactions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

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

Generally, we seek to actively acquire and maintain control over our companies through our ability to influence their policies. Depending on the size of our ownership interests in any given company, this may be achieved by obtaining board representation and overseeing and providing assistance to the existing management team. We generally view our companies as long-term holdings, and we expect to realize value by operating them with a view towards fostering growth and maximizing their value rather than through the sale of ownership interests. The securities of some of the companies in which we have interests are traded on national securities exchanges, while others are privately held or not actively traded.

Customers

The businesses within the Diversified Industrial segment are diversified across industrial markets and customers. The Joining Materials, Tubing, Building Materials, Performance Materials, Electrical Products, Kasco and Packaging businesses sell to customers in the construction, electrical, electronics, transportation, power control, utility, medical, oil & gas exploration, aerospace and defense, consumer products, packaging and food industries. No customer accounted for more than 10% of the

Diversified Industrial segment's consolidated net sales in 2017, 2016 or 2015. The Diversified Industrial segment's 15 largest customers accounted for approximately 28% of consolidated Diversified Industrial segment net sales in 2017.

    The Energy segment primarily provides its services to customers' extraction and production operations in North Dakota and Montana in the Bakken basin, Colorado and Wyoming in the Niobrara basin, Texas in the Permian basin and New Mexico in the San Juan basin. It relies primarily on its local operations to sell and market its services. In 2017, Steel Excel had two customers that made up 25% of its net revenue, and its top 15 customers made up 70%, 75% and 76% of its net revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

In the Financial Services segment, WebBank earns interest income primarily from interest and fees earned on loans and investments, and it earns non-interest income primarily from origination fees earned on loans, fee income on contractual lending arrangements, premiums on the sale of loans and loan servicing fees. For the years ended December 31, 2017, 2016 and 2015, the two highest grossing contractual lending programs accounted for 40%, 47% and 46%, respectively, of WebBank's total revenue.

Raw Materials

The raw materials used by the businesses within the Diversified Industrial segment are as follows:

Besides precious metals, the raw materials used in the Joining Materials, Tubing, Building Materials, Electrical Products, and Kasco businesses consist principally of stainless, galvanized silicon and carbon steel, aluminum, copper, tin, nickel alloys, a variety of high-performance alloys, permanent magnets, electronic and electrical components and various plastic compositions. The raw materials used in the operations of the Performance Materials business consist principally of fiberglass, quartz and aramid yarns. The raw materials used in the Packaging business consist principally of board, PET film, organic solvents, aluminum, resins, pigments and adhesives. Raw materials are generally purchased at open market prices from domestic and foreign suppliers. The Diversified Industrial segment businesses have not experienced any significant problem in obtaining the necessary quantities of raw materials. Prices and availability, particularly of raw materials purchased from foreign suppliers, are affected by world market conditions and government policies. Other than the precious metals used in the Joining Materials business, the raw materials used by these businesses are generally readily available from more than one source.

The businesses in our Diversified Industrial segment also require significant amounts of electricity, oil & natural gas to operate their facilities, and they are subject to price changes in these commodities. A shortage of electricity, oil or natural gas, or a government allocation of supplies resulting in a general reduction in supplies, could increase costs of production and could cause some curtailment of production.

Capital Investments

SPLP believes that in order to be and remain competitive, its businesses must continuously strive to increase revenue, improve productivity and product quality, and control and/or reduce manufacturing costs. Accordingly, SPLP expects to continue to make capital investments that reduce overall manufacturing costs, improve the quality of products produced and services provided and broaden the array of products offered to the industries it serves, as well as replace equipment as necessary to maintain compliance with environmental, health and safety laws and regulations. SPLP's capital expenditures for 2017, 2016 and 2015 for continuing operations were $54,737, $34,183 and $23,252, respectively. SPLP anticipates funding its capital expenditures in 2018 from funds generated by operations and borrowed funds.

Employment

As of December 31, 2017, the Company employed approximately 4,800 employees worldwide. Of these employees, 780 were covered by collective bargaining agreements, all in the Diversified Industrial segment. The Energy segment also hires additional full-time and part-time employees during peak seasonal periods.

Competition

There are many companies, larger and smaller, domestic and foreign, which manufacture products or provide services of the type offered by our businesses. Some of these competitors are larger and have financial resources greater than our subsidiaries. Some of these competitors enjoy certain other competitive advantages, including greater name recognition, greater financial, technical, marketing and other resources, a larger installed base of customers and well-established relationships with current and potential customers.

Competition in the Diversified Industrial segment is based on quality, technology, service, reputation, price, and in some industries, new product introduction.

The Energy business operates in a highly competitive industry that is influenced by price, capacity, reputation and experience. In times of high demand, capacity, reputation and experience are major competitive forces. In times of low demand, service providers will compete on price to attract customers. In addition, they need to maintain a safe work environment and a well-trained work force to remain competitive. Energy services are affected by seasonal factors, such as inclement weather, fewer daylight hours and holidays during the winter months. Heavy snow, ice, wind or rain can make it difficult to operate and to move equipment between work sites, which can reduce its ability to provide services and generate revenues. These seasonal factors affect competitors as well. Because they have conducted business together over several years, the members of our local operations have established strong working relationships with certain of their clients. These strong client relationships provide a better understanding of region-specific issues and enable us to better address customer needs. The market for Steel Sports' baseball facility services and soccer camps and leagues is very fragmented, and its competitors are primarily small local or regional operations.

WebBank competes with a broad range of banks, both larger and smaller, across its various lines of business.

Regulation

Certain of our business are subject to various regulations relating to protection of the environment, worker safety, the handling of hazardous materials, transportation standards and banking. The Company does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2018. SPLP believes its subsidiaries are in compliance with all orders and decrees it has consented to with environmental regulatory agencies. These regulations are discussed in more detail below. Also, please see "Item 1A - Risk Factors," "Item 3 - Legal Proceedings" and Note 18 - "Commitments and Contingencies" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

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

•
The Clean Air Act, as amended, and comparable state laws and regulations restrict the emission of air pollutants and impose various monitoring and reporting requirements. These laws and regulations may require our subsidiaries to obtain approvals or permits for construction, modification, or operation of certain projects or facilities and may require use of emission controls. Various scientific studies suggest that emissions of greenhouse gases, including, among others, carbon dioxide and methane, contribute to global warming. While it is not possible to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact the Company's businesses, any new restrictions on emissions that are imposed could result in increased compliance costs for, or additional operating restrictions on, the Company and its customers, which could have an adverse effect on the Company's business.

•
The Occupational Safety and Health Act, as amended, and comparable state laws ("OSHA") regulate the protection of employee health and safety. OSHA's hazard communication standard requires that information about hazardous materials used or produced in its operations be maintained and provided to employees and state and local government authorities.

WebBank is subject to regulatory capital requirements administered by the FDIC. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WebBank must meet specific capital guidelines that involve quantitative measures of WebBank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. WebBank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material adverse effect on WebBank's financial statements. In addition, federal banking laws and regulations generally would prohibit WebBank from making any capital distribution (including payment of a dividend) if WebBank would be under-capitalized thereafter. Undercapitalized depository institutions are subject to growth limitations and must submit a capital restoration plan, which must be guaranteed by the institution's holding company. In addition, an undercapitalized institution is subject to increased monitoring and greater regulatory approval requirements. Currently, WebBank meets or exceeds all applicable regulatory capital requirements.

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

Item 1A. Risk Factors

Our business is subject to a number of risks. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this report, before you decide whether to purchase our common or preferred units. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common and preferred units could decline, and you may lose all or part of your investment.

Risks Related to Our Business

Certain of the Company's subsidiaries sponsor defined benefit pension plans which could subject the Company to substantial cash funding requirements in the future.

The Company's ongoing operating cash flow requirements include arranging for the funding of the minimum requirements of its subsidiaries' defined benefit pension plans. As a result of the Company during 2017 acquiring the remaining shares of Handy & Harman Ltd. ("HNH") that it did not already own, the Company is now jointly and severally liable with Handy & Harman for that subsidiary's underfunded pension liabilities. The performance of the financial markets and interest rates, as well as health care trends and associated mortality rates, impact our defined benefit pension plan expense and funding obligations. Significant changes in these factors, including adverse changes in discount rates, investment losses on plan assets and increases in participant life expectancy, may increase our funding obligations and adversely impact our financial condition. Required future contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. See the "Liquidity and Capital Resources" section of this Form 10-K for additional information.

We could incur significant costs, including remediation costs, as a result of complying with environmental laws or failing to comply with other extensive regulations, including banking regulations, that our businesses are subject to.

Our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the federal, state and local levels, including laws related to anti-corruption, environmental matters, banking, health and safety, import laws and export control and economic sanctions, and the sale of products and services to government entities. Some of these laws and regulations pertain to the handling, storage and transportation of raw materials, products and wastes, and hazardous materials and wastes. Compliance with such requirements may make it necessary for us to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps, which may be at a substantial cost to our subsidiaries. Although our subsidiaries maintain insurance coverage for certain environmental matters, they could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of, or liabilities under, environmental laws. Any material violations of these laws can lead to substantial liability, revocations of discharge permits, fines or penalties, and any new laws, regulations and enforcement policies could become more stringent and significantly increase our compliance costs or limit our future business opportunities, negatively impacting our financial condition, business and results of operations.

In addition, the consumer and business lending programs offered by WebBank are subject to extensive legal requirements at the federal and state levels, described in more detail below. If WebBank or its programs do not comply with these laws, it may be subject to claims for damages, fines or penalties, and may face regulatory examination and enforcement action, and some violations could result in an underlying loan being found invalid or unenforceable, or subject to payment defenses.

Many of the customers in our Energy segment utilize hydraulic fracturing services, which is the process of creating or expanding cracks, or fractures, in formations underground where water, sand and other additives are pumped under high pressure into the formation. Although our Energy segment is not a provider of hydraulic fracturing services, many of its services complement the hydraulic fracturing process. Fracturing regulations vary widely because they are regulated at the state level. States continue to evaluate fracturing activities and their impact on the environment. Legislation for broader federal regulation of hydraulic fracturing operations and the reporting and public disclosure of chemicals used in the fracturing process could be enacted. Additionally, the United States Environmental Protection Agency has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel under the Safe Drinking Water Act. Our Energy segment's customers' operations could be adversely affected if additional regulation or permitting requirements were to be required for hydraulic fracturing activities, which could have an adverse effect on our results of operations.

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

The consumer and business lending programs offered by WebBank are subject to extensive legal requirements at the federal and state levels. Among the laws that may be applicable to some or all of the programs offered by WebBank are:

•	the Federal Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to borrowers regarding the terms of their loans;

•	the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), the Federal Trade Commission Act and state laws that prohibit unfair, deceptive, or abusive acts or practices;

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

If WebBank or its programs do not comply with these laws, it may be subject to claims for damages, fines or penalties, and may face regulatory scrutiny. In addition, some violations could result in an underlying loan being found invalid or unenforceable, or subject to payment defenses. Any of these violations could result in the imposition of liability on WebBank, although WebBank may have indemnification rights for certain claims. In addition, there could be limitations on WebBank's ongoing or future business.

WebBank offers lending programs through relationships with Marketing Partners. WebBank and its Marketing Partners are subject to supervision by the FDIC and the UDFI. The authority of the FDIC and the UDFI includes the ability to examine WebBank, the Marketing Partners and the programs. The FDIC and UDFI also may bring enforcement actions against WebBank and its Marketing Partners if they detect any violations of law. These enforcement actions could result in monetary liability on WebBank, increased compliance obligations or limitations on its ongoing and future business.

The U.S. Congress and state legislatures and federal and state regulatory authorities continually review banking laws, regulations and policies for possible changes. We cannot predict whether additional legislation or regulations will be enacted and, if enacted, the effect that it would have on our business, financial condition or results of operations.

Future cash flows from operations or through financings may not be sufficient to enable the Company to meet its obligations, and this would likely have a material adverse effect on its businesses, financial condition and results of operations, and credit market volatility may affect our ability to refinance our existing debt, borrow funds under our existing lines of credit or incur additional debt.

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

If the Company's or its subsidiaries' cash needs are significantly greater than anticipated or they do not materially meet their business plans, or there are unanticipated downturns in the markets for the Company's and its subsidiaries' products and services, the Company or its subsidiaries may be required to seek additional or alternative financing sources. Future disruption and volatility in credit market conditions could have a material adverse impact on the Company's ability or that of its subsidiaries to refinance debt when it comes due on terms similar to our current credit facilities, or to draw upon existing lines of credit or incur additional debt if needed. There can be no assurance therefore that such financing will be available or available on acceptable terms. The inability to generate sufficient cash flows from operations or through financings could impair the Company's or its subsidiaries' liquidity and would likely have a material adverse effect on their businesses, financial condition and results of operations.

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

WebBank's business includes lending programs with Marketing Partners, where the Marketing Partners provide origination servicing for the loans and subsequently purchase the loans (or interests in the loans) that are originated by WebBank. There have been litigation and regulatory actions which have challenged lending arrangements where a bank has made a loan and then sold and assigned it to an entity that is engaged in assisting with the origination and servicing of the loan. Some of these cases have alleged that the marketing and servicing entity should be viewed as the "true creditor" of the loans originated through the lending program, and the bank should be disregarded. If this type of challenge is successful, state law interest rate limitations and other requirements that apply to non-bank lenders would then be applicable, instead of the federal interest rate laws that govern bank lenders. Other cases have relied on the claim that even if a bank originated a loan based on the federal interest rate laws, an assignee of a bank is not permitted to rely on the federal law and is instead subject to state law limitations. Certain of these challenges have been brought or threatened in programs involving WebBank. Such cases or regulatory actions, if successfully brought against WebBank or its Marketing Partners or others could negatively impact WebBank's ongoing and future business. WebBank continues to structure its programs, and to exercise control over these programs, to address these risks, although there can be no assurance that additional cases or regulatory actions will not be brought in the future.

The Volcker Rule, which is part of the Dodd-Frank Act, restricts SPLP's flexibility to do business.

The Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act, the so-called "Volcker Rule," which generally restricts certain banking entities (including affiliates of depository institutions) from engaging in proprietary trading activities and acquiring or retaining ownership interests in, or sponsoring, any private equity or hedge fund (collectively, "covered funds"). Under the implementing regulations, WebBank (and its affiliates) are restricted from engaging in proprietary trading, or investing in or sponsoring covered funds, unless their activities qualify for a specific exemption under the rule or satisfy certain requirements under the rule. Because SPLP controls WebBank, each of SPLP and all its subsidiaries, as well as its controlled entities, are banking entities under the Volcker Rule and therefore subject to these regulations, and therefore are restricted from doing business to the extent necessary to comply with them.

WebBank is subject to capital requirements, and SPLP could be called upon by the FDIC to infuse additional capital into WebBank to the extent that WebBank fails to satisfy its capital requirements.

In July 2013, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC issued rules that implemented the Basel III changes to the international regulatory capital framework and revised the U.S. risk-based and leverage capital requirements for U.S. banking organizations in order to strengthen identified areas of weakness in capital rules and to address relevant provisions of the Dodd-Frank Act.

Effective January 1, 2015 for WebBank, FDIC regulations implementing the Basel III Accord modified WebBank's minimum capital requirements by defining what constitutes capital for regulatory capital purposes and adding a 4.5% Common Equity Tier 1 ratio and increased the Tier 1 capital ratio requirement from 4% to 6%. FDIC regulations also require WebBank to comply with a total capital ratio of 8% and a leverage ratio of 4%. Additionally, a Capital Conservation Buffer (composed solely of common equity Tier 1 capital) equal to 2.5% above the new regulatory minimum capital requirements began to be phased in starting January 1, 2016 and will be fully implemented on January 1, 2019. The Capital Conservation Buffer is on top of the minimum risk-weighted capital ratios and will have the effect of increasing those ratios by 2.5% each when fully phased in. A failure of WebBank to maintain the aggregate minimum capital required by the Capital Conservation Buffer will impair its ability to make certain distributions (including dividends and stock repurchases) and discretionary bonus payments to executive officers. A failure of WebBank to maintain capital as required by the FDIC's minimum capital requirements would subject WebBank to the FDIC's prompt corrective action regime, which may further impair WebBank's ability to make payments or distributions and may require a capital restoration plan or other corrective regulatory measures.

Federal banking agencies jointly issued a proposed rule on September 27, 2017 that would simplify the treatment of certain assets and deductions for institutions such as WebBank that are not subject to the so-called "advanced approaches" capital rule. The proposed rule would adjust the deduction thresholds for certain mortgage servicing assets, deferred tax assets, investments in the capital of unconsolidated financial institutions, and minority interests. While the banking agencies consider comments on the proposed rule, the banking agencies adopted a rule on November 21, 2017, that provides interim relief to non-advanced approaches banking organizations by extending the regulatory capital transition periods effective in 2017 for certain items, including regulatory capital deductions, risk weights and certain minority interest limitations.

The Company currently cannot predict the specific impact and long-term effects that Basel III and its implementation in the U.S. will have on WebBank and the banking industry more generally. Furthermore, the Dodd-Frank Act codified a longstanding policy that all companies that directly or indirectly control an FDIC-insured bank are required to serve as a source of financial strength for such institution. As a result, SPLP could be called upon by the FDIC to infuse additional capital into WebBank to the extent that WebBank fails to satisfy its capital requirements, including at times that SPLP might not otherwise be inclined to provide it and even if doing so may adversely affect SPLP's ability to meet its other obligations, which include limitations on capital contributions to WebBank specified in the Company's senior secured revolving credit facility.

WebBank's lending programs depend on relationships with Marketing Partners.

WebBank offers its lending programs with Marketing Partners. If those Marketing Partners do not provide origination services or other services to WebBank, or provide those services in a faulty manner, that may negatively impact WebBank's ongoing and future business. In addition, if the Marketing Partners or other third parties do not purchase the loans (or interests in loans) that are originated by WebBank, then WebBank may need to retain those loans (or interests in loans) and that may negatively impact its ongoing and future business. Marketing Partners may rely on outside sources of capital to meet their obligations. Market conditions and other factors may affect the availability of capital for Marketing Partners. The availability of capital may also affect the volume of loans that can be originated through WebBank's lending programs. In recent periods, the availability of capital has been more limited for several of WebBank's Marketing Partners, resulting in a decrease in loan volume and a negative impact on WebBank's business.

Economic downturns could disrupt and materially harm our businesses.

Negative trends in the general economy could cause a downturn in the markets for our products and services. A significant portion of our revenues in the Diversified Industrial segment are received from customers in transportation, oil & gas exploration, and construction-related industries, which have experienced significant financial downturns in the past. These industries are cyclical and demand for their products tends to fluctuate due to changes in national and global economic conditions, availability of credit and other factors. A worsening of customer demand in these industries would adversely affect our revenues, profitability, operating results and cash flows. In our Energy segment, the level of oil & natural gas exploration and production activity in the U.S. has declined in recent periods in light of the decline in the price of oil. Reduced discovery rates of new oil & natural gas reserves, or a decrease in the development rate of reserves in our market areas, weakness in oil & natural gas prices, or our customers' perceptions that oil & natural gas prices will decrease in the future, could result in a reduction in the utilization of our equipment and result in lower revenues or rates for the services of our Energy segment. Our customers' willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by many factors over which we have no control. Our Financial Services segment could be impacted by tightening of the credit markets and other general economic declines that could result in a decrease in lending and demand for consumer loans. We may also experience a slowdown if some customers experience difficulty in obtaining adequate financing due to tightness in the credit markets. Furthermore, the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers. Our assets may also be impaired or subject to write-down or write-off as a result of these conditions. These adverse effects would likely be exacerbated if global economic conditions worsen, resulting in wide-ranging, adverse and prolonged effects on general business conditions, and materially and adversely affect our operations, financial results and liquidity.

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

In addition, once completed, acquisitions entail further risks, including: unanticipated costs and liabilities of the acquired businesses, including environmental liabilities, that could materially adversely affect our results of operations; difficulties in assimilating acquired businesses, preventing the expected benefits from the transaction from being realized or achieved within the anticipating time frame; negative effects on existing business relationships with suppliers and customers; and losing key employees of the acquired businesses. If our acquisition strategy is not successful or if acquisitions are not well integrated into our existing operations, the Company's profitability could be negatively affected.

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

We may sustain losses in our investment portfolio, which could have an adverse effect on our results of operations, financial condition and liquidity.

A portion of our assets consists of investments in available-for-sale securities, which are adjusted to fair value each period, as well as other investments. An adverse change in economic conditions may result in a decline in the value of these investments. Such declines in value of available-for-sale securities will be recognized as losses upon the sale of such securities or if such declines are deemed to be other than temporary. Any adverse changes in the financial markets and resulting declines in value of our investments may result in additional impairment charges and could have an adverse effect on our results of operations, financial condition and liquidity.

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

Because we own less than 100% of certain affiliates, and we may engage in transactions with these affiliates from time to time, the boards of directors and officers of those businesses, including directors and officers associated with our Manager and the Company, have fiduciary duties to their respective shareholders. As a result, they may make decisions that are in the best interests of their shareholders generally but which are not necessarily in the best interest of our unitholders. In dealings with us, the directors and officers of our businesses may have conflicts of interest and decisions may have to be made without their participation. Such decisions may be different from the decisions we would make and may not be in the best interests of our common and preferred unitholders, which may have an adverse effect on our business and results of operations.

There are certain interlocking relationships among us and certain affiliates of Warren G. Lichtenstein, our Executive Chairman, which may present potential conflicts of interest.

Warren G. Lichtenstein, our Executive Chairman and a substantial unitholder, is the Chief Executive Officer of our Manager. As of December 31, 2017, Mr. Lichtenstein directly owned approximately 6.1% of our outstanding common units. In addition, affiliates of our Manager beneficially own approximately 51.4% of our outstanding common units, although Mr. Lichtenstein disclaims beneficial ownership of any common units not directly held by him. We have entered into transactions and/or agreements with these entities. There can be no assurance that such entities will not have interests in conflict with our own.

Certain members of our management team may be involved in other business activities that may involve conflicts of interest, possibly diverting their attention from the Company's operations.

Certain individual members of our management team, including Warren G. Lichtenstein, our Executive Chairman, and Jack L. Howard, our President, may from time to time be involved in the management of other businesses, including those owned or controlled by our Manager and its affiliates. Accordingly, these individuals may focus a portion of their time and attention on managing these other businesses. Conflicts may arise in the future between our interests and the interests of the other entities and business activities in which such individuals are involved.

Risks Related to Our Manager

We depend on Warren G. Lichtenstein, the Chairman and Chief Executive Officer of the Manager, and Jack L. Howard, the President of the Manager, in running our businesses. The loss of their services could have a material adverse effect on our business, results and financial condition.

Our success depends on the efforts, skills, reputation and business contacts of Warren G. Lichtenstein, the Chairman and Chief Executive Officer of the Manager and Jack L. Howard, the President of the Manager. While the key members of the Manager have worked for the Manager and its affiliates for many years, our Manager does not have any employment agreements with any of the key members of its management team, and their continued service is not guaranteed. The loss of the services of Mr. Lichtenstein or Mr. Howard could have a material adverse effect on our asset value, revenues, net income and cash flows and could harm our ability to maintain or grow our existing operations or pursue additional opportunities in the future.

We cannot determine the amount of the Management Fee that will be paid or Class C partnership units that will be issued over time with any certainty.

The Manager receives a fee ("Management Fee") at an annual rate of 1.5% of total partners' capital. Our total partners' capital will be impacted by the performance of our businesses and other businesses we may acquire in the future, as well as the issuance of additional common or preferred units. Changes in our total partners' capital and in the resulting Management Fee could be significant, resulting in a material adverse effect on our results of operations. In addition, if our performance declines, assuming our total partners' capital remains the same, the Management Fee will increase as a percentage of our net income. In addition, SPH SPV-I LLC ("SPH SPV"), an affiliate of the Manager, holds partnership profits interests in the form of incentive units which entitle the holder generally to share in 15% of the increase in the equity value of the Company, as calculated for the twenty trading days prior to each year end. The incentive units' share of such appreciation is reflected by classifying a portion of the incentive units as Class C units of the Company. For 2017, 461,442 Class C units were issued to SPH SPV. The issuance of such Class C units will result in dilution to existing limited partners' holdings in the Company.

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

Risks Related to our Common and Preferred Units

We may issue additional common or preferred units, or other series of units, in the future without the consent of unitholders and at a discount to the market price of such units. In particular, sales of significant amounts of the common or preferred units may cause the respective prices of the units to decline.

Under the terms of the Partnership Agreement, additional common or preferred units, or additional series of units, may be issued without the consent of unitholders at a discount to the market price. In addition, other classes of securities may be issued with rights that are senior to or which otherwise have preferential rights to the rights of the common and preferred units. Sales of significant amounts of the common or preferred units in the public market or the perception that such sales of significant amounts may occur could adversely affect their respective market prices. Moreover, the perceived risk of any potential dilution could cause common or preferred unitholders to attempt to sell their units and investors to "short" the common or preferred units, a practice in which an investor sells units that he or she does not own at prevailing market prices, hoping to purchase units later at a lower price to cover the sale. Any event that would cause the number of common or preferred units being offered for sale to increase would likely cause the respective units' market price to further decline. These sales might also make it more difficult for us to sell additional common or preferred units in the future at a time and price that we deem appropriate.

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

Our common unitholders may be subject to U.S. federal, state and other income tax on their share of our taxable income, regardless of whether they receive any cash distributions from us.

The Company operates, for U.S. federal income tax purposes, as a partnership and not a publicly traded partnership taxable as a corporation. Our common unitholders will be subject to U.S. federal, state, local and possibly, in some cases, foreign income tax on their allocable share of our taxable income, whether or not they receive cash distributions from us. Any future determination to declare dividends on the Company's common units will remain at the discretion of the Board of Directors. Accordingly, our common unitholders may be required to make tax payments in connection with their ownership of common units that significantly exceed their cash distributions in any given year.

Newly enacted U.S. government tax reform could have a negative impact on the results of future operations.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act ("Tax Cuts and Jobs Act") was enacted which contained substantial changes to the Code, some of which could have an adverse effect on our business. Among other things, the Tax Cuts and Jobs Act (i) reduces the U.S. corporate income tax rate from 35% to 21% beginning in 2018, (ii) generally will limit annual deductions for interest expense to no more than 30% of our "adjusted taxable income," plus 100% of our business interest income for the year (iii) will permit a taxpayer to offset only 80% (rather than 100%) of its taxable income with any U.S. net operating losses ("NOLs") generated after 2017, and (iv) imposes a transition tax on deemed repatriated earnings of our foreign subsidiaries. With the enactment of the Tax Cuts and Jobs Act, our financial results for 2017 included an income tax provision of approximately $58,717 resulting from the transition tax and the revaluation of our U.S. deferred tax assets and liabilities to reflect the recently enacted 21% federal corporate tax rate effective January 1, 2018. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

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

If the Qualifying Income Exception is not available to us, then we will be treated as a corporation instead of a partnership. In that event, the deemed incorporation of SPLP should be tax-free. If we were taxed as a corporation, (i) our net income would be taxed at corporate income tax rates, thereby substantially reducing our profitability, (ii) our common unitholders would not be allowed to deduct their share of losses of SPLP and (iii) distributions to our common unitholders, other than liquidating distributions, would constitute dividends to the extent of our current or accumulated earnings and profits, and would be taxable as such.

Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available.

The U.S. federal income tax treatment of our common unitholders depends in some instances on interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our Partnership Agreement permits our General Partner to modify it from time to time, including the allocation of items of income, gain, loss and deduction (including unrealized gain and unrealized loss to the extent allowable under U.S. federal income tax law), without the consent of our unitholders, to address certain changes in U.S. federal income tax regulations, legislation or interpretation or to preserve the uniformity of our common units. In some circumstances, such revisions could have a material adverse impact on some or all common unitholders. In addition, we formed a subsidiary partnership, to which we contributed certain of our assets ("Subsidiary Partnership"). To preserve the uniformity of common units, we (but not the Subsidiary Partnership) made an election permitted under Section 754, and we will adopt the remedial allocation method under Section 704(c) with respect to items of income, gain, loss and deduction attributable to assets contributed to us (which we will contribute to the Subsidiary Partnership), to account for any difference between the tax basis and fair market value of such assets at the time of contribution, or attributable to the "book-up" or "book-down" of our assets prior to their contribution to the Subsidiary Partnership, or while they were held by the Subsidiary Partnership, to account for the difference between the tax basis and fair market value of such assets at the time of a mark-to-market event. We intend generally to make allocations under Section 704(c) to our common unitholders in accordance with their respective percentage interests. However, built-in gain or built-in loss in existence and allocable to the assets we contributed to the Subsidiary Partnership, when recognized, will be allocated to our common unitholders as of the contribution date. We intend to prepare our tax returns on the basis that buyers of common units from such unitholders will not inherit such unitholders' built-in gains or built-in losses as of that date as a result of the election under Section 754. However, it is not clear whether this position will be upheld if challenged by the Internal Revenue Service. While we believe it represents the right result, there is no law directly on point.

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

NOLs may be carried forward to offset federal and state taxable income in future years and reduce the amount of cash paid for income taxes otherwise payable on such taxable income, subject to certain limits and adjustments. If fully utilized, our subsidiaries' NOLs and other carryforwards could provide them with significant tax savings in future periods. Their ability to utilize these tax benefits in future years will depend upon their ability to generate sufficient taxable income and to comply with the rules relating to the preservation and use of NOLs, as well as potential future changes in tax laws. The potential benefit of the NOLs and other carryforwards may be limited or permanently lost as a result of the following:

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

Certain of our subsidiaries maintain valuation allowances against their NOLs and other carryforwards due to uncertainty regarding their ability to generate sufficient taxable income in future periods. Their inability to utilize the NOLs and other carryforwards could result in increased cash payments for taxes in future periods.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Diversified Industrial Segment

As of December 31, 2017, the Diversified Industrial segment had 30 active operating plants in the United States, Canada, China, United Kingdom, France, Singapore, and Mexico, with a total area of approximately 3,065,885 square feet, including warehouse, office, sales, service and laboratory space. The Diversified Industrial segment also owns or leases sales, service, office and warehouse facilities at 26 other locations in the United States, United Kingdom, Canada, Germany, Singapore and China which have a total area of approximately 637,084 square feet, and owns or leases 6 non-operating locations with a total area of approximately 736,708 square feet. Manufacturing facilities are located in: Camden, Delaware; Addison, Illinois; Evansville and Osgood, Indiana; Agawam and Billerica, Massachusetts; Rockford and Montevideo, Minnesota; Arden and Statesville, North Carolina; Anderson, South Carolina; Kenosha and Cudahy, Wisconsin; Warwick, Rhode Island; Lawrence, Kansas; Rahway, New Jersey; Toronto, Canada; Matamoros, Mexicali and Tecate, Mexico; Welham Green, Gwent, Poynton, and Livingston, United Kingdom; Riberac, France; and Xianghe and Suzhou, China. The following plants are leased: both Tecate plants, Addison, Rahway, Kenosha, Arden, Rockford, one of two Matamoros plants, Mexicali, Xianghe, and Suzhou plants. The other plants are owned. The Diversified Industrial segment considers its manufacturing plants and service facilities to be well maintained and efficiently equipped, and therefore suitable for the work being done. The productive capacity and extent of utilization of its facilities is dependent in some cases on general business conditions and in other cases on the seasonality of the utilization of its products. Capacity can be expanded at some locations. The Rahway, New Jersey plant was sold in January 2017, and is being leased back to API until its expected closure in the third quarter of 2018.

Energy Segment

The Energy business owns 3 buildings in Williston, North Dakota, including one that serves as its headquarters and operations hub in the Bakken basin along with separate buildings with office and shop space, and 3 buildings in Farmington, New Mexico which serve as office and shop space. The Energy business also owns office and shop space in Texas that serves as its operations hub in the Permian basin. The Energy business leases shop space and office space in other locations under month-to-month arrangements on an as-needed basis, and owns and leases housing for temporary living arrangements for certain of its employees.

Steel Sports has a lease for approximately 27.9 acres of land in Yaphank, New York, for its baseball services operation that expires in December 2021. Under this lease, Steel Sports has one extension option and a right of first refusal to purchase the parcel. Steel Sports also has a lease for office space in Cedar Knolls, New Jersey, that expires in February 2019, which serves as the headquarters for its youth soccer operation, and also has leases in various states for small administrative offices to support the soccer operation.

Financial Services

As of December 31, 2017, WebBank leases 23,476 square feet of office space headquartered in Salt Lake City, Utah. The term of the lease expires in March 2023. WebBank also leases office space in New Jersey through March 2020. WebBank believes that these facilities are adequate for its current needs and that suitable additional space will be available as required.

Corporate and Other

As of December 31, 2017, Steel Services leases 15,660 square feet of office space headquartered in New York, New York. The term of the lease expires in December 2025. In July 2017, Steel Services leased 3,082 square feet of office space in Hermosa Beach, California through July 2022.

Item 3. Legal Proceedings

The information set forth under Note 18 - "Commitments and Contingencies" to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see also Part I, Item 1A, Risk Factors, of this Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All monetary amounts in this section are in thousands, except for common unit and per common unit data.

Market Information

As of December 31, 2017, we had 26,348,420 common units issued and outstanding. Our common units, no par value, are quoted on the New York Stock Exchange under the symbol "SPLP." The following table sets forth the information on the high and low sales prices of our common units during 2017 and 2016:

Fiscal year ending December 31, 2017	High	Low
First Quarter	$19.95	$15.20
Second Quarter	$19.39	$18.00
Third Quarter	$18.95	$17.95
Fourth Quarter	$20.10	$18.05

Fiscal year ending December 31, 2016	High	Low
First Quarter	$16.49	$12.86
Second Quarter	$15.86	$14.00
Third Quarter	$15.42	$14.25
Fourth Quarter	$16.20	$13.70

Holders

As of December 31, 2017, there were approximately 98 unitholders of record.

Unit Performance Graph

The following graph compares the cumulative total unitholder return on our common units with the cumulative total return of the Russell 2000 Index and a customized peer group of six companies that includes: Apollo Investment Corporation, Compass Diversified Holdings, Gladstone Capital Corporation, HC2 Holdings, Inc., Main Street Capital Corporation and Triangle Capital Corporation. Our peer group was revised as of December 31, 2017 to reflect peer issuers with similar market capitalizations, in addition to similar company profiles. The graph and table assume that $100 was invested on December 31, 2012 in each of our common units, the Russell 2000 Index and the peer group, and that all dividends were reinvested. We declared a one-time cash dividend of $0.15 per common unit on December 22, 2016.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Steel Partners Holdings L.P.	$100.00	$147.16	$149.79	$138.93	$132.73	$167.41
Russell 2000 Index	$100.00	$138.82	$145.62	$139.19	$168.85	$193.58
New Peer Group	$100.00	$118.69	$111.96	$107.49	$135.90	$141.13
Old Peer Group	$100.00	$159.89	$158.91	$145.10	$162.02	$198.09

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

Issuer Purchases of Equity Securities

On December 7, 2016, the Board of Directors of the general partner of the Company approved the repurchase of up to 2,000,000 of the Company's common units ("Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. During the fourth quarter ended December 31, 2017, the Company purchased 150,295 units, and there remains approximately 1,690,320 units that may yet be purchased under the Repurchase Program.

Item 6. Selected Financial Data

The following table contains our selected historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Annual Report on Form 10-K. The selected financial data as of and for the years ended December 31, 2017, 2016 and for the year ended December 31, 2015 has been derived from our audited consolidated financial statements at those dates and for those periods, contained elsewhere in this Annual Report on Form 10-K. The historical selected financial data as of December 31, 2015 and as of and for the years ended December 31, 2014 and 2013 has been derived from our audited consolidated financial statements adjusted for discontinued operations at those dates and for those periods, not contained in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENT OF OPERATIONS DATA (a)		Year Ended December 31,
(in thousands, except common unit and per common unit data)	2017	2016	2015	2014	2013
Revenue	$1,372,027	$1,163,549	$965,059	$847,263	$719,378
Net income (loss) from continuing operations	$6,012	$2,571	$70,311	$(17,572)	$38,374
Income from discontinued operations	—	—	86,257	10,304	6,446
Net income (loss)	6,012	2,571	156,568	(7,268)	44,820
Net (income) loss attributable to noncontrolling interests in consolidated entities	(6,028)	4,059	(19,833)	(287)	(25,360)
Net (loss) income attributable to common unitholders	$(16)	$6,630	$136,735	$(7,555)	$19,460
Net (loss) income per common unit - basic:
Net (loss) income from continuing operations	$—	$0.25	$2.97	$(0.48)	$0.51
Net income from discontinued operations	—	—	2.03	0.21	0.14
Net (loss) income attributable to common unitholders	$—	$0.25	$5.00	$(0.27)	$0.65
Basic weighted-average common units outstanding	26,053,098	26,353,714	27,317,974	28,710,220	29,912,993
Net (loss) income per common unit - diluted:
Net (loss) income from continuing operations	$—	$0.25	$2.96	$(0.48)	$0.49
Net income from discontinued operations	—	—	2.02	0.21	0.14
Net (loss) income attributable to common unitholders	$—	$0.25	$4.98	$(0.27)	$0.63
Diluted weighted-average common units outstanding	26,053,098	26,486,209	27,442,308	28,710,220	30,798,113

(a)
Statement of operations data includes the consolidation of the results of acquired entities, or their operating assets, from their respective acquisition dates: primarily, Wolverine Joining Technologies, LLC in April 2013, Black Hawk Energy Services, Inc. in December 2013, JPS Industries, Inc. ("JPS") on July 2, 2015, CoSine Communications, Inc. ("CoSine") and API on January 20, 2015 and April 17, 2015, respectively, SLI on June 1, 2016, EME on September 30, 2016, Hazen Paper Company ("Hazen") and Amsterdam Metallized Products B.V. ("AMP") on July 27, 2016 and December 1, 2016, respectively, and Basin Well Logging Wireline Services, Inc. ("Basin") in May 2017.

BALANCE SHEET DATA	December 31,
(in thousands, except per common unit data)	2017	2016	2015	2014	2013
Cash and cash equivalents	$418,755	$450,128	$185,852	$188,983	$203,980
Marketable securities	58,313	53,650	80,842	138,457	178,485
Long-term investments	236,144	120,066	167,214	311,951	295,440
Total assets	2,164,040	1,967,115	1,684,773	1,490,497	1,522,245
Long-term debt (a)	412,584	330,126	235,913	295,707	223,355
SPLP Partners' capital	546,103	548,741	558,034	494,859	616,582
SPLP Partners' capital per common unit	20.73	20.98	20.95	17.95	19.81
Dividends declared per common unit	—	0.15	—	—	—

(a)	Excludes the current portion of long-term debt, which totaled $459, $62,928, $2,176, $19,592 and $26,033 at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto that are available elsewhere in this Annual Report on Form 10-K. The following is a discussion and analysis of SPLP's consolidated results of operations for the years ended December 31, 2017, 2016 and 2015. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Risk Factors" in Item 1A. All monetary amounts used in this discussion are in thousands except common unit, per common unit, share and per share amounts.

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

•
The Company completed separate tender offers to purchase all of the outstanding shares of Steel Excel and HNH common stock not already owned by SPLP or its affiliates, issuing a total of approximately 7,900,000 SPLP preferred units with a liquidation value of approximately $198,500 as purchase consideration.

•
On November 14, 2017, the Company entered into a new five-year, $600,000 revolving credit facility. The new credit facility consolidates a number of the Company's existing credit facilities into one combined, revolving credit facility covering substantially all of the Company's subsidiaries, with the exception of WebBank.

•
On May 19, 2017, the Company acquired an 80% interest in Basin for approximately $5,100. Basin provides wireline services to major oil & gas exploration and production companies in the U.S. and specializes in cased-hole wireline logging and perforating services for exploration and production companies with wells in New Mexico, Texas, Utah, Arizona and Colorado.

•
On December 15, 2017, the Company purchased 35,000 shares of Steel Connect, Inc. ("STCN") (formerly ModusLink Global Solutions, Inc.) convertible preferred stock for $35,000, increasing the Company's interest in STCN's outstanding shares to approximately 46%.

•	The Company recorded tax benefits of approximately $44,681 during 2017 associated with the reversal of its deferred tax valuation allowances at certain subsidiaries.

•
On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which reduces the U.S. corporate income tax rate from 35% to 21% beginning in 2018 and imposes a transition tax on deemed repatriated earnings of our foreign subsidiaries. Our financial results for 2017 included an income tax provision of approximately $58,717 resulting from the transition tax and the revaluation of our U.S. deferred tax assets and liabilities to reflect the recently enacted 21% federal corporate tax rate.

•
On February 16, 2018, the Company completed the acquisition of Dunmore Corporation in the U.S., and the share purchase of Dunmore Europe GmbH in Germany (collectively, "Dunmore") for a purchase price of $66,000, subject to a working capital adjustment and an earn-out based on future earnings during the period from January 1, 2018 through December 31, 2019. In no case shall the purchase price, including the potential earn-out, exceed $80,000. Dunmore is a global provider of specialty coated, laminated and metallized films for the aircraft, spacecraft, photovoltaic, graphic arts, packaging, insulation, surfacing and fashion industries.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2017 and 2016

	Year Ended December 31,
	2017	2016
Revenue	$1,372,027	$1,163,549
Cost of goods sold	958,490	815,576
Selling, general and administrative expenses	337,719	282,298
Interest expense	22,804	11,052
Goodwill impairment charges	—	24,254
Asset impairment charges	2,028	17,259
All other expense (income), net	10,563	(9,328)
Total costs and expenses	1,331,604	1,141,111
Income from continuing operations before income taxes and equity method income	40,423	22,438
Income tax provision	51,299	23,952
Income of associated companies and other investments held at fair value, net of taxes	(16,888)	(4,085)
Net income	6,012	2,571
Net (income) loss attributable to noncontrolling interests in consolidated entities	(6,028)	4,059
Net (loss) income attributable to common unitholders	$(16)	$6,630

Revenue

Revenue in 2017 increased $208,478, or 17.9%, when compared to 2016. Excluding growth from the acquisitions of SLI (including EME), Hazen and AMP in the Diversified Industrial segment, and Basin in the Energy segment totaling 12.9% and a negative foreign exchange impact of (0.8)%, revenue increased by 5.7%. The net revenue increase of 5.7% was due to increases across all of our segments.

Cost of Goods Sold

Cost of goods sold in 2017 increased $142,914, or 17.5%, when compared to 2016 primarily due to the impact of our recent acquisitions and higher sales volume discussed above. Cost of goods sold in 2016 was negatively impacted by higher duties paid on certain imports, amortization related to the fair value adjustment to acquisition-date inventories associated with the SLI (including EME) acquisition and certain inventory write-downs due to the planned closure of two facilities from the Diversified Industrial segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") in 2017 increased $55,421, or 19.6%, when compared to 2016 primarily due to the Company's recent acquisitions, higher personnel costs at WebBank to support the increase in their business, as well as pension obligations and severance charges recorded as a result of the planned closure of API's Rahway facility. The increase in the Corporate and Other segment was primarily due to higher non-cash incentive unit expense recorded in 2017. No incentive unit expense was recorded in 2016.

Interest Expense

Interest expense for the years ended December 31, 2017 and 2016 was $22,804 and $11,052, respectively. The higher interest expense was primarily due to higher borrowing levels in 2017, primarily to fund the Company's acquisitions made during 2016, and interest expense from the SPLP preferred units, which are classified as liabilities, issued in 2017.

Goodwill Impairment Charges

The Company recognized goodwill impairment charges of $24,254 in 2016. The 2016 impairment charge related to the Diversified Industrial segment and resulted from a decline in market conditions and lower demand for certain product lines in the performance materials business.

Asset Impairment Charges

The asset impairment charge of $2,028 in 2017 is primarily due to recognizing an other-than-temporary decline in the fair value of one of Steel Excel's investments. The asset impairment charges of $17,259 in 2016 were primarily due to the planned closure of two facilities within the Diversified Industrial segment and an other-than-temporary decline in the fair value of certain marketable securities and other investments.

All Other Expense (Income), Net

All other expense (income), net was unfavorable by $19,891 in 2017, when compared to 2016, primarily due to net losses, as compared to net gains in 2016 on investment activity, and higher finance interest expense and higher provisions for loan losses recorded in 2017.

Income Taxes

As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. The Company's tax provision represents the income tax expense or benefit of its consolidated corporate subsidiaries. For the year ended December 31, 2017, a tax provision of $51,299 was recorded, as compared to $23,952 in 2016. The Company recorded an income tax provision of approximately $58,717 resulting from the transition tax and the revaluation of our U.S. deferred tax assets and liabilities to reflect the recently enacted 21% federal corporate tax rate under the Tax Cuts and Jobs Act. The Company also recorded tax benefits of approximately $44,681 during 2017 associated with the reversal of its deferred tax valuation allowances at certain subsidiaries. The remaining increase in tax expense was driven primarily by the increase in income from continuing operations and the mix of taxable income between the partnership and its consolidated corporate subsidiaries.

Income of Associated Companies and Other Investments Held At Fair Value, Net of Taxes

Income of associated companies and other investments held at fair value, net of taxes in 2017 increased by $12,803, compared to 2016. The year-over-year change represents the impact of unrealized mark-to-market adjustments for various investments that are accounted for at fair value. For the details of each of these investments and the related mark-to-market adjustments in both periods, see Note 9 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

Segment Analysis

	Year Ended December 31,
	2017	2016
Revenue:
Diversified industrial	$1,156,187	$998,556
Energy	135,461	93,995
Financial services	80,379	70,998
Total revenue	$1,372,027	$1,163,549
Net income (loss) by segment:
Diversified industrial	$50,104	$19,175
Energy	(21,514)	(11,459)
Financial services	41,328	42,518
Corporate and other	(12,607)	(23,711)
Net income from continuing operations before income taxes	57,311	26,523
Income tax provision	51,299	23,952
Net income	6,012	2,571
Net (income) loss attributable to noncontrolling interests in consolidated entities	(6,028)	4,059
Net (loss) income attributable to common unitholders	$(16)	$6,630

Diversified Industrial

Net sales in 2017 increased by $157,631, or 15.8%, when compared to 2016. The change in net sales reflects approximately $139,702 in incremental sales associated with the SLI (including EME), Hazen and AMP acquisitions, partially offset by a decrease of $9,148 due to the unfavorable impact of foreign currency exchange rates. Excluding the impact of acquisitions and foreign currency exchange rates, net sales increased by approximately $27,077 due primarily to higher sales volume from the building materials business driven by increased demand for roofing products, as well as growth from international shipments, higher demand driven by the medical and defense industries from the electrical products business, as well as higher sales volume from the joining materials business driven by higher demand from the oil & gas exploration, appliance and electrical markets, as compared to 2016. The packaging business sales also increased due primarily to higher foil sales volume in Europe, partially offset by the April 2016 divestiture of its security holographics business. The Kasco business also had higher sales volume driven by higher demand from North America and Europe. These increases were partially offset by lower volume from the tubing business driven by its fabricated metal tubing product line for the medical industry, which was divested during the first quarter of 2017, as well as lower demand for steel tubing products from ship building and oil & gas markets. The performance materials business sales volume also decreased in 2017, as compared to 2016, due primarily to the October 2016 divestiture of the equipment, inventories and certain customer information of JPS' former Slater, South Carolina operating facility.

Segment operating income in 2017 increased by $30,929, or 161.3%, when compared to 2016. The increase was primarily due to higher gross profit of $52,070, partially offset by an increase in SG&A of $37,859, an increase in interest expense of $5,382, lower other income of $3,841, and lower equity method investment income of $8,078, as well as prior year 2016 goodwill and asset impairment charges totaling $35,711 discussed above. The higher gross profit was primarily driven by approximately $37,412 in incremental gross profit from the SLI (including EME), Hazen and AMP acquisitions, as well as higher sales volume driven by the building materials, joining materials and electrical products businesses. Gross profit margin also improved in the performance materials, joining materials and electrical products businesses due primarily to favorable product mix and lower manufacturing costs, partially offset by the tubing business due to lower sales volume. The impairment charges in 2016 were due to the closure of JPS' Slater, South Carolina operating facility in the performance materials business during 2016 and the closure of our Gliwice, Poland operating facility in the joining materials business during 2016. The higher SG&A was driven primarily by the SLI (including EME), Hazen and AMP acquisitions, which contributed incremental SG&A of approximately $29,696, and pension obligations and severance charges due to the planned closure of API's Rahway facility. The higher interest expense in 2017 was primarily due to higher borrowing levels incurred to finance the Diversified Industrial segment's acquisitions made during 2016. The decrease in other income was due to the non-recurrence of the gain on sale of API's security holographics business, which was sold in the second quarter of 2016. The decrease in equity method investment income from the 2016 period was due to the financial results of SLI before it was acquired on June 1, 2016, and became a consolidated subsidiary.

Energy

In 2017, net revenue increased $41,466, or 44.1%, when compared to 2016. The increase in net revenue reflects incremental sales of approximately $10,767 from the acquisition of Basin in May 2017. In addition, the demand for services continued to improve in-line with the increase in the North American oil & gas drilling rig count. The Energy segment's results of operations going forward will be dependent on the price of oil in the future, the resulting well production and drilling rig count in the basins in which it operates, and the Energy segment's ability to return to the pricing and service levels of the past as oil prices increase.

Segment operating loss in 2017 increased $10,055, or 87.7%, as compared to 2016, due to higher SG&A of $2,030, lower income from equity method investments of $9,351 and a decrease in income related to investment activity of $8,082, partially offset by an increase in gross profit of $4,111 and $5,174 lower impairment charges related to marketable securities, as compared to 2016. The increase in gross profit was primarily driven by higher sales volume and the impact of the Basin acquisition, as compared to 2016. The increase in SG&A was primarily due to the Basin acquisition, as well as non-recurrence of a litigation settlement received, net of associated fees, in 2016, partially offset by a decrease in corporate overhead costs in 2017.

Financial Services

Revenue in 2017 increased $9,381, or 13.2%, when compared to 2016. The revenue growth is primarily due to increased volume in lending programs and an increase in interest income due to a larger outstanding loan balance.

Segment operating income in 2017 decreased $1,190, or 2.8%, as compared to 2016. The higher revenue was more than offset by higher costs and expenses including higher SG&A of $3,610 driven by higher personnel expenses due to growth in the number of WebBank's programs, supporting new initiatives, and the continued expansion of WebBank's compliance and oversight group to meet increasing regulatory expectations. In addition, finance interest expense and the provision for loan losses increased $2,090 and $4,865, respectively, in the year ended December 31, 2017, as compared to 2016. The higher finance interest expense was due to a larger deposit balance to support loan growth and an increase in interest rates, and the higher provision expense was to support growth of consumer and small/medium business loans held to maturity.

Net Interest Income, Margin and Interest Rate Spreads

Net interest income is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. By its nature, net interest income is especially vulnerable to changes in the mix and amounts of interest-earning assets and interest-bearing liabilities. In addition, changes in the interest rates and yields associated with these assets and liabilities can significantly impact net interest income. The following table summarizes the average balances, the amount of interest earned or incurred and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate net interest income. For purposes of calculating the yields in these schedules, the average loan balances also include the principal amounts of nonaccrual and restructured loans. However, interest received on nonaccrual loans is included in income only to the extent that cash payments have been received and not applied to principal reductions. In addition, interest on restructured loans is generally accrued at reduced rates.

	Year Ended December 31,
	2017			2016			2015
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$225,740	$28,396	12.6%	$213,034	$27,203	12.8%	$197,467	$28,128	14.2%
Held-to-maturity securities	19,677	614	3.1%	8,055	323	4.0%	999	30	3.0%
Available-for-sale investments	812	17	2.1%	575	13	2.3%	574	12	2.1%
Federal funds sold	1,879	15	0.8%	902	2	0.2%	589	1	0.2%
Interest bearing deposits	218,700	2,231	1.0%	130,428	721	0.6%	55,076	148	0.3%
Total interest-earning assets	466,808	31,273	6.7%	352,994	28,262	8.0%	254,705	28,319	11.1%
Non interest-earning assets	15,361			6,140			2,978
Total assets	$482,169			$359,134			$257,683
Interest-bearing liabilities:
Money market accounts	$84,244	407	0.5%	$67,883	123	0.2%	$68,861	82	0.1%
Time deposits	290,734	4,280	1.5%	206,176	2,474	1.2%	133,592	1,372	1.0%
Total interest-bearing liabilities	374,978	4,687	1.3%	274,059	2,597	1.0%	202,453	1,454	0.7%
Other non interest-bearing liabilities	9,930			8,349			6,339
Total liabilities	384,908			282,408			208,792
Shareholder's equity	97,261			76,726			48,891
Total liabilities and shareholder's equity	$482,169			$359,134			$257,683
Net interest income		$26,586			$25,665			$26,865
Spread on average interest-bearing funds			5.4%			7.1%			10.4%
Net interest margin			5.7%			7.3%			10.5%
Return on assets			5.7%			8.1%			12.2%
Return on equity			28.3%			38.0%			64.3%
Equity to assets			20.2%			21.4%			19.0%

WebBank has several lending arrangements with companies where it originates credit card and other loans for consumers and small businesses. These loans are classified as held for sale and are typically sold after origination.

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

	Year Ended December 31,
	2017 vs 2016			2016 vs 2015			2015 vs 2014
	Increase/(Decrease)			Increase/(Decrease)			Increase/(Decrease)
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
Earning assets:
Loans receivable	$1,591	$(399)	$1,192	$2,950	$(3,875)	$(925)	$14,612	$943	$15,555
Held-to-maturity securities	344	(53)	291	280	13	293	2	28	30
Available-for-sale investments	5	(1)	4	—	1	1	—	(3)	(3)
Federal funds sold	4	9	13	1	—	1	—	—	—
Interest bearing deposits	670	842	1,512	321	252	573	(110)	65	(45)
Total earning assets	2,614	398	3,012	3,552	(3,609)	(57)	14,504	1,033	15,537
Money market accounts	36	247	283	(1)	2	1	57	(61)	(4)
Time deposits	1,164	643	1,807	841	258	1,099	363	457	820
Total funds	1,200	890	2,090	840	260	1,100	420	396	816
Net variance	$1,414	$(492)	$922	$2,712	$(3,869)	$(1,157)	$14,084	$637	$14,721

Balance Sheet Analysis

Loan Portfolio

As of December 31, 2017, net loans accounted for 43% of WebBank's total assets compared to 33% at the end of 2016. The following table presents WebBank's loans outstanding by type of loan as of December 31, 2017 and the five most recent year-ends.

	As of December 31,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Commercial - owner occupied	$272	0.1%	$604	0.4%	$1,542	0.7%	$1,650	1.4%	$4,671	6.1%
Commercial - other	296	0.1%	266	0.2%	281	0.1%	264	0.2%	242	0.3%
Total real estate loans	568	0.2%	870	0.6%	1,823	0.8%	1,914	1.6%	4,913	6.4%
Commercial and industrial	84,726	30.8%	50,564	32.6%	66,253	29.1%	75,706	63.9%	46,702	60.9%
Consumer loans	53,238	19.3%	22,805	14.7%	—	—%	—	—%	—	—%
Loans held for sale	136,773	49.7%	80,692	52.1%	159,592	70.1%	40,886	34.5%	25,125	32.7%
Total loans	275,305	100.0%	154,931	100.0%	227,668	100.0%	118,506	100.0%	76,740	100.0%
Less:
Deferred fees and discounts	—		—		(15)		(20)		—
Allowance for loan losses	(5,237)		(1,483)		(630)		(557)		(424)
Total loans receivable, net	$270,068		$153,448		$227,023		$117,929		$76,316

The following table includes a maturity profile for the loans that were outstanding at December 31, 2017. Substantially all of the real estate loans and commercial and industrial loans have floating or adjustable interest rates:

Due During Years Ending December 31,	Real Estate	Commercial & Industrial	Consumer	Loans Held for Sale
2018	$20	$62,483	$22,372	$136,773
2019-2023	548	21,947	30,866	—
2024 and following	—	296	—	—
Total	$568	$84,726	$53,238	$136,773

Nonperforming Lending Related Assets

Total nonaccrual loans were $0 at December 31, 2017 and 2016.

	As of December 31,
	2017	2016	2015	2014	2013
Non-accruing loans:
Commercial real estate - owner occupied	$—	$—	$341	$374	$403
Commercial real estate - other	—	—	—	—	—
Commercial and industrial	—	—	2	16	109
Other	—	—	—	—	—
Total	—	—	343	390	512
Accruing loans delinquent:
90 days or more	2,658	3	—	52	—
Total	2,658	3	—	52	—
Foreclosed assets:
Commercial real estate - owner occupied	—	—	11	111	149
Total	—	—	11	111	149
Total non-performing assets	$2,658	$3	$354	$553	$661
Total as a percentage of total assets	0.4%	—%	0.1%	0.2%	0.4%

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

	As of December 31,
	2017	2016	2015	2014	2013
Balance at beginning of period	$1,483	$630	$557	$424	$285
Charge offs:
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - other	—	—	—	—	—
Commercial and industrial	(933)	—	—	(3)	(64)
Other	(1,214)	—	—	—	—
Total charge offs	(2,147)	—	—	(3)	(64)
Recoveries:
Commercial real estate - owner occupied	17	14	25	65	23
Commercial real estate - other	—	35	44	40	44
Commercial and industrial	142	30	54	81	216
Other	103	—	—	—	—
Total recoveries	262	79	123	186	283
Net recoveries (charge offs)	(1,885)	79	123	183	219
Additions charged to operations	5,639	774	(50)	(50)	(80)
Balance at end of period	$5,237	$1,483	$630	$557	$424
Ratio of net charge offs during the period to average loans outstanding during the period	0.8%	—%	(0.1)%	(0.2)%	(0.4)%

The distribution of WebBank's allowance for losses on loans at the dates indicated is summarized as follows:

	As of December 31,
	2017		2016		2015		2014		2013
	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans
Commercial real estate - owner occupied	$6	0.1%	$22	0.4%	$39	0.7%	$64	1.4%	$77	6.1%
Commercial real estate - other	7	0.1%	7	0.2%	9	0.1%	12	0.2%	28	0.3%
Commercial and industrial	2,800	30.8%	880	32.6%	582	29.1%	481	63.9%	319	60.9%
Other consumer loans	2,424	19.3%	574	14.7%	—	—%	—	—	—	—%
Loans held for sale	—	49.7%	—	52.1%	—	70.1%	—	34.5%	—	32.7%
Total loans	$5,237	100.0%	$1,483	100.0%	$630	100.0%	$557	100.0%	$424	100.0%

Corporate and Other

Segment operating loss declined $11,104 in 2017, as compared to 2016, primarily due to higher income of $29,983 from equity method and other investments held at fair value, partially offset by higher SG&A of $11,922 and higher interest expense of $6,493, primarily due to interest expense recorded on the SPLP preferred units issued in 2017. The higher SG&A was primarily due to non-cash incentive unit expense of $9,021 recorded in 2017. There was no incentive unit expense recorded in 2016.

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

Cost of Goods Sold

Cost of goods sold in 2016 increased $145,529, or 21.7%, when compared to 2015 primarily due to an increase in the Diversified Industrial segment, which increased due to the acquisitions of SLI (including EME), JPS and API, as well as from higher duties paid on certain imports, amortization related to the fair value adjustment to acquisition-date inventories associated with the SLI (including EME) acquisition, and certain inventory write-downs due to the planned closure of two facilities within the Diversified Industrial segment. This increase was partially offset by a decrease in the Energy segment due to lower revenue.

Selling, General and Administrative Expenses

SG&A in 2016 increased $52,099, or 22.6%, when compared to 2015 primarily due to the acquisitions of SLI (including EME), JPS and API and higher personnel costs at WebBank to support the increase in their business. These SG&A increases were partially offset by a net decrease in the Energy segment due to the receipt of a litigation settlement in 2016, net of higher corporate overhead and legal fees, as well as a decrease in the Corporate and Other segment due to lower corporate employee costs and lower professional fees.

Interest Expense

Interest expense for the years ended December 31, 2016 and 2015 was $11,052 and $8,862, respectively. The higher interest expense was primarily due to higher borrowing levels in 2016, primarily to fund the 2016 acquisitions discussed above.

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

Asset Impairment Charges

The asset impairment charges in 2016 are primarily due to the planned closure of two facilities within the Diversified Industrial segment, and an other-than-temporary decline in the fair value of certain marketable securities and other investments. The asset impairment charges in 2015 primarily relate to other-than-temporary impairments recorded on certain marketable securities and the impairment of a building from the Corporate and Other segment.

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

Income Taxes
For the year ended December 31, 2016, a tax provision of $23,952 from continuing operations was recorded. The increase in the effective tax rate in 2016, compared to 2015, was primarily due to the reversal of a deferred tax valuation allowance at WebFinancial Holding LLC (formerly CoSine) in 2015 of approximately $111,881. For additional information see Note 15 - "Income Taxes" and Note 7 - "Goodwill and Other Intangible Assets, Net" to the SPLP financial statements found elsewhere in this Form 10-K.
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

Income from Discontinued Operations
Income from discontinued operations for the year ended December 31, 2015 represents the gain on sale of the Company's former Arlon, LLC ("Arlon") business. For additional information on the Arlon disposition, see Note 4 - "Divestitures and Asset Impairment Charges" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.
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

Diversified Industrial

Net sales in 2016 increased by $235,547, or 30.9%, when compared to 2015. The change in net sales reflects approximately $239,000 in incremental sales associated with the SLI (including EME), JPS and API acquisitions, as well as an increase of $5,400 as a result of higher average silver prices. Excluding the impact of the SLI (including EME), JPS and API acquisitions and the change in silver prices, net sales decreased by approximately $8,700 due to lower volume of $6,200, primarily from the performance materials business, partially offset by growth from the building materials business, and lower revenue of approximately $2,500 at API due to the negative impact of foreign exchange rates. The average silver market price was approximately $17.11 per troy ounce in 2016, as compared to $15.70 per troy ounce in 2015.

Segment operating income in 2016 decreased by $23,106, or 54.6%, when compared to 2015, primarily due to the goodwill and asset impairment charges recorded in 2016 of $35,711 discussed above, of which $1,400 unfavorably impacted gross profit, as well as higher SG&A of $59,522, principally due to the segment's recent acquisitions. These declines in segment operating income were partially offset by higher gross profit of $62,322 and higher income of $9,330 recorded from equity method investments. The higher gross profit and SG&A in 2016 were primarily driven by the SLI (including EME), JPS and API acquisitions. Gross profit was also favorably impacted by an increase of approximately $2,800 from its building materials business due to higher sales volume, partially offset by its joining materials business due to lower sales volume.

Energy

Weakness in the oil services industry had an adverse effect on the results of operations of the Company's Energy segment in 2016. The decline in energy prices that began in late 2014, particularly the significant decline in oil prices, has resulted in the Energy segment's customers, the oil & gas exploration and production companies ("E&P Companies"), cutting back on their capital expenditures, which resulted in reduced drilling, completion and work over activity. In addition, the E&P Companies sought price concessions from their service providers to offset their drop in revenue. Such actions on the part of the E&P Companies had an adverse effect on the operations of the Energy segment in 2016. Steel Excel undertook certain actions and instituted cost-reduction measures in an effort to mitigate these adverse effects.

In 2016, net revenue decreased $38,625, or 29.1%, when compared to 2015. The decrease in net revenue in 2016 was primarily due to a decrease of approximately $36,100 in Steel Energy's business due to the decline in rig utilization and the decline in prices that resulted from the adverse effects the decline in energy prices had on the oil services industry. Net revenue from Steel Sports' businesses decreased by $2,600 in 2016, when compared to 2015.

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

Corporate and Other

Segment operating loss increased $21,820 in 2016, when compared to 2015, primarily as a result of higher net investment gains of $36,355 recorded in the 2015 period. The gains in 2015 were primarily due to a gain on the sale of an available-for-sale security of approximately $25,400 and a gain on our investment in CoSine of approximately $6,900 resulting from the re-measurement of our investment upon the acquisition of a majority interest in CoSine in January 2015. This reduction to segment operating income was partially offset by the non-recurrence of $6,913 of impairment charges recorded in 2015, which included a charge of $1,400 to adjust an asset held for sale to its net realizable value and a charge of approximately $5,500 related to an other-than-temporary decline in an available-for-sale security, and lower SG&A as a result of lower corporate employee costs and lower professional fees in 2016, compared to 2015.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Net cash (used in) provided by operating activities	$(15,770)	$195,477	$(13,840)
Net cash (used in) provided by investing activities	(172,617)	(160,502)	64,539
Net cash provided by (used in) financing activities	155,889	230,571	(53,105)
Change in period	$(32,498)	$265,546	$(2,406)

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2017 was $15,770. Net income of $6,012 was impacted by certain non-cash items and a net unfavorable change of $139,967 relating to certain operating assets and liabilities. The net change in operating assets and liabilities was primarily due to an increase of $56,081 in loans held for sale due to the timing of loan originations, which can vary significantly from period-to-period since these loans are typically sold after origination, as well as the level of activity at WebBank, an increase of $22,842 in trade and other receivables due to timing of receipts, an increase in inventories of $21,683 due primarily to a higher first quarter 2018 sales forecast, an increase in prepaid expenses and other current assets of $4,621, a decrease of $34,740 in accounts payable, accrued and other current liabilities due primarily to higher pension contributions and timing of payments.

Net cash provided by operating activities for the year ended December 31, 2016 was $195,477. Net income of $2,571 was impacted by certain non-cash items and a net favorable change of $71,225 relating to certain operating assets and liabilities. The net change in operating assets and liabilities was primarily due to a decrease of $78,900 in loans held for sale due to the timing of loan originations and the level of activity at WebBank. This decrease was partially offset by an increase of $11,747 in trade and other receivables due to the timing of receipts and an increase in prepaid expenses and other current assets of $8,246.

Net cash used in operating activities for the year ended December 31, 2015 was $13,840. Net income from continuing operations of $70,311 was impacted by certain non-cash items and a net unfavorable change of $111,262 relating to certain operating assets and liabilities. Of this change, $118,706 was from an increase in loans held for sale, $21,591 was from a decrease in accounts payable, accrued and other current liabilities and $666 was from an increase in prepaid expenses and other current assets. These unfavorable changes were partially offset by a $17,167 decrease in trade and other receivables and a $12,534 decrease in inventories. Net cash used in operating activities was also impacted by $2,254 of cash used in operating activities of discontinued operations.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 was $172,617. Significant items included purchases of property, plant and equipment of $54,737, an increase in loan originations, net of collections, of $93,390, net payments related to investment activities of $26,690, as well as the purchase of STCN convertible preferred stock for $35,000, partially offset by proceeds from sale of assets of $42,204, principally proceeds from sales of loans by WebBank.

Net cash used in investing activities for the year ended December 31, 2016 was $160,502. Significant items included net cash paid for the acquisitions of SLI (including EME), Hazen, and AMP, which totaled an aggregate of $200,137, purchases of property, plant and equipment of $34,183, an increase in loan originations, net of collections, of $26,895, and investments in STCN of $2,440, partially offset by net proceeds from sales of investments of $61,641 and proceeds from sale of assets of $32,247, principally sales of loans by WebBank and the sale of API's security holographics business.

Net cash provided by investing activities for the year ended December 31, 2015 was $64,539. Significant items included proceeds received from the sale of Arlon of $155,517, net proceeds from sales of investments of $42,623 and proceeds from the sale of other assets of $10,657. Cash flows from investing activities were used for purchases of property, plant and equipment of $23,252, acquisitions of $116,135, primarily the API and JPS acquisitions, and additional investments in associated companies, primarily STCN, of $7,607.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 was $155,889, including net revolver borrowings of $67,864, and a net increase in WebBank's deposits of $145,395. These increases were partially offset by domestic term loan repayments of $47,993, cash used to purchase the Company's common units of $5,188, as well as payment of financing-related fees of $5,663.

Net cash provided by financing activities for the year ended December 31, 2016 was $230,571, including net revolver borrowings of $146,648, primarily to fund the acquisitions of SLI and EME, proceeds from term loans of $9,217, primarily to fund API's Hazen acquisition, and a net increase in WebBank's deposits of $113,432. These increases were partially offset by cash used to purchase the Company's common units of $7,297 and subsidiaries' purchases of their common stock of $20,956.

Net cash used in financing activities for the year ended December 31, 2015 was $53,105, including net revolver payments of $66,368, repayments of domestic term loans of $38,519, subsidiaries' purchases of the Company's common units of $17,323, purchases of the Company's common units of $1,917 and subsidiaries' purchases of their common stock of $17,031, partially offset by a net increase in WebBank's deposits of $87,312.

LIQUIDITY AND CAPITAL RESOURCES

SPLP (excluding its operating subsidiaries, "Holding Company") is a global diversified holding company whose assets principally consist of the stock of its direct subsidiaries and cash and cash equivalents. SPLP strives to enhance the liquidity and business operations of its businesses and increase long-term value for unitholders and stakeholders through balance sheet improvements, strategic allocation of capital, and operational and growth initiatives, which are further described in Item 1 - "Business - Business Strategy".

On November 14, 2017, the Company, through certain consolidated subsidiaries (collectively, "Borrowers"), and the Guarantors, as defined in the credit agreement, entered into a new five-year, $600,000 revolving credit facility ("Credit Agreement"). The Credit Agreement consolidated a number of the Company's existing credit facilities into one combined, revolving credit facility covering substantially all of the Company's subsidiaries, with the exception of WebBank. The Credit Agreement includes a $55,000 subfacility for swing line loans and a $50,000 subfacility for standby letters of credit. The Credit Agreement also permits, under certain circumstances, an increase in the aggregate principal amount of revolving credit commitments by up to $150,000. The Company's availability under the Credit Agreement is based upon earnings and certain covenants as described in the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all the assets of the Borrowers and the Guarantors and a pledge of all of the issued and outstanding shares of capital stock of each of the Borrowers' and Guarantors' subsidiaries, and are fully guaranteed by the Guarantors. Borrowings bear interest, at the Borrowers' option, at annual rates of either the Base Rate or the Euro-Rate, each as defined in the Credit Agreement, plus an applicable margin, as set forth in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants.

The Holding Company and its operating businesses believe that they have access to adequate resources to meet their needs for normal operating costs, capital expenditures, pension payments, debt obligations and working capital for their existing business for at least the next twelve months. These resources include cash and cash equivalents, investments, cash provided by operating activities and unused lines of credit. The Holding Company and its operating businesses' ability to satisfy their debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions will depend upon their future operating performance, which will be affected by prevailing economic conditions in the markets in which they operate, as well as financial, business and other factors, some of which are beyond their control. There can be no assurances that the Holding Company and its operating businesses will continue to have access to their lines of credit if their financial performance does not satisfy the financial covenants set forth in their respective financing agreements, which could also result in the acceleration of their debt obligations by their respective lenders, adversely affecting liquidity.

Management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements using the Steel Business System throughout all the Company's operations to increase sales and operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions and (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets. The Company continues to examine all of its options and strategies, including acquisitions, divestitures and other corporate transactions, to increase cash flow and stakeholder value.

As of December 31, 2017, the Company's working capital was $513,689, as compared to working capital of $449,745 as of December 31, 2016. As of December 31, 2017, the availability under the Credit Agreement was approximately $71,400. The Company and its subsidiaries have ongoing commitments as noted in the table below. These commitments include funding of the minimum requirements of its subsidiaries' pension plans. The Company expects to have required minimum contributions to the WHX Corporation Pension Plan of $24,900, $28,800, $33,500, $29,200, $28,400 and $36,700 in 2018, 2019, 2020, 2021, 2022 and for the five years thereafter, respectively. The Company does not currently expect to make any future minimum contributions for the WHX Pension Plan II. For JPS' pension plan, the Company expects to have required minimum contributions of $7,300, $4,600, $2,300, $2,200, $3,700 and $6,500 in 2018, 2019, 2020, 2021, 2022 and for the five years thereafter, respectively. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $286,454 and $277,054 in cash at the Federal Reserve Bank and in its Federal Funds account at its correspondent banks at December 31, 2017 and 2016, respectively. WebBank had $30,000 and $17,400 in lines of credit from its correspondent banks at December 31, 2017 and 2016, respectively, and had $59,514 and $33,826 available from the Federal Reserve discount window at December 31, 2017 and 2016, respectively. WebBank had a total of $375,968 and $328,280 in cash, lines of credit and access to the Federal Reserve Bank discount window at December 31, 2017 and 2016, respectively, which represents approximately 59.8% and 70.7%, respectively, of WebBank's total assets.

Contractual Commitments and Contingencies

Our consolidated contractual obligations as of December 31, 2017 are identified in the table below:

	Payments Due By Period
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter	Total
Debt obligations (1)	$2,083	$4,432	$408,152	$—	$414,667
Estimated interest expense (1), (2)	14,454	28,823	27,344	—	70,621
Deposits (3)	305,207	205,793	—	—	511,000
Operating lease obligations	10,153	12,174	8,489	14,608	45,424
Capital lease obligations	1,858	2,246	2,246	1,872	8,222
Minimum pension contributions (4)	33,138	71,076	65,376	44,138	213,728
Preferred unit liability(5)	—	40,000	—	—	40,000
Total	$366,893	$364,544	$511,607	$60,618	$1,303,662

(1)
Assumes repayment of the $406,981 balance outstanding on SPLP's secured revolving credit facility on its November 14, 2022 contractual maturity date. The outstanding balance on SPLP's Credit Agreement will fluctuate before maturity, and the repayment dates and amounts may differ.

(2)
Estimated interest expense does not include non-cash amortization of debt issuance costs, which is included in interest expense in the Company's consolidated financial statements. The interest rates used to estimate future interest expense were based on interest rates at December 31, 2017. As the majority of the Company's long-term debt bears interest at variable rates, any future interest rate fluctuations will impact future cash payments.

(3)	Excludes interest.

(4)
Represents total expected required minimum pension plan contributions to the WHX Corporation Pension Plan, the JPS Pension Plan and API's pension plan in the United Kingdom for 2018, 2019, 2020, 2021, 2022 and for the five years thereafter. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described elsewhere in this Annual Report on Form 10-K, as well as other changes such as any plan termination or other acceleration events.

(5)
Represents redemption of 1,600,000 6.0% Series A preferred units, no par value ("SPLP Preferred Units") on the third anniversary of the original issuance date of the SPLP Preferred Units (February 7, 2020) at a redemption price equal to the liquidation preference value of $25 per unit, in cash. In addition to the amount in the table above, the limited partnership agreement also specifies that if the SPLP Preferred Units are not redeemed earlier, then on the ninth anniversary of the original issuance date (February 7, 2026), the remaining SPLP Preferred Units will be redeemed. The redemption price will be $25 per unit in cash or in common units or a combination thereof, at the sole discretion of the Company's Board of Directors. Upon redemption, the holders of the SPLP Preferred Units will also receive any accumulated and unpaid distributions as of the redemption date. The SPLP Preferred Units entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution, if and when declared at the discretion of the Company's Board of Directors.

Environmental Liabilities

Certain of the Company's facilities are subject to environmental remediation obligations. The Company has estimated its liability to remediate these sites, and has recorded $10,949 at December 31, 2017. For further discussion regarding these commitments, among others, see Note 18 - "Commitments and Contingencies" to the Company's consolidated financial statements found elsewhere in this Form 10-K.

Deposits

Deposits at WebBank at December 31, 2017 and 2016 were as follows:

	2017	2016
Current	$305,207	$196,944
Long-term	205,793	168,661
Total	$511,000	$365,605

The increase in deposits at December 31, 2017 compared with 2016 is due to WebBank's asset growth. The average original maturity for time deposits at December 31, 2017 was 27 months compared with 30 months at December 31, 2016.

The following table details the maturity of time deposits as of December 31, 2017:

	Maturity
	< 3 Months	3 to 6 Months	6 to 12 Months	> 12 Months	Total
Certificate of deposits less than $100	$31,975	$38,044	$81,000	$205,793	$356,812
Certificate of deposits of $100 or more	9,919	5,148	25,442	—	40,509
Total certificates of deposits	$41,894	$43,192	$106,442	$205,793	$397,321

Off-Balance Sheet Risk

It is not the Company's usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. SPLP uses the same credit policy in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

At December 31, 2017 and 2016, WebBank's undisbursed commitments under these instruments totaled $148,529 and $184,784, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria established by WebBank through one of WebBank's lending agreements with Marketing Partners, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee, and in some cases are subject to ongoing adjustment by WebBank. Since certain of the commitments are expected to expire without the credit being extended, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each prospective borrower's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by WebBank upon extension of credit is based on management's credit evaluation of the borrower and WebBank's Marketing Partner.

WebBank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. WebBank uses the same credit policy in making commitments and conditional obligations as it does for on-balance sheet instruments.

WebBank estimates an allowance for potential losses on off-balance sheet contingent credit exposures related to the guaranteed amount of its Small Business Administration ("SBA") and United States Department of Agriculture ("USDA") loans and whether or not the SBA/USDA honors the guarantee. WebBank determines the allowance for these contingent credit exposures based on historical experience and portfolio analysis. The allowance is included with other liabilities on the Company's consolidated balance sheets, with any related increases or decreases in the reserve included in SG&A in the Company's consolidated statements of operations. WebBank's allowance for credit losses on off-balance sheet contingent credit exposures was not significant as of December 31, 2017 and 2016.

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

b. Step 1 or Quantitative approach - The fair value of a reporting unit is calculated and compared with its carrying amount. There are several methods that may be used to estimate a reporting unit's fair value, including market quotations, asset and liability fair values and other valuation techniques, including, but not limited to, discounted projected future net earnings or net cash flows and multiples of earnings. If the fair value of a reporting unit exceeds its carrying amount, there is no indication of impairment, and further testing is not required. If the carrying amount of a reporting unit exceeds its fair value, then a second step of testing is required ("Step 2"). The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.

For 2017, the Company utilized a qualitative approach for all of its reporting units to assess its goodwill as of its most recent assessment date. Based on this assessment, the Company does not believe that any of its reporting units are at risk of failing Step 1 of the goodwill impairment test. For 2016, the Company utilized a qualitative approach for all of its reporting units except for one reporting unit within its Diversified Industrial segment. As a result of the assessment, a goodwill impairment of $24,254 was recorded in the year ended December 31, 2016. This impairment resulted from a decline in market conditions and lower demand for certain product lines of the performance materials business. In 2015, the Company utilized a quantitative approach, and recorded a goodwill impairment of approximately $19,571 in our Energy segment, resulting from the adverse effects of a decline in energy prices.

Other intangible assets with indefinite lives are not amortized, while other intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with finite lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable (see "Long-Lived Asset Testing" below).

Intangible assets with indefinite lives, which are only within the Diversified Industrial segment, are tested for impairment at least annually, or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Companies can use the same two testing approaches for indefinite lived intangibles as for goodwill. For 2017, 2016, and 2015, the Company utilized a qualitative approach to assess its intangible assets with indefinite lives as of December 31, and the results indicated no impairment in any of these years.

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

Pension and Other Post-Retirement Benefit Costs

Some of the Company's subsidiaries maintain qualified and non-qualified pension and other post-retirement benefit plans. The Company recorded pension expense of $5,169 for the year ended December 31, 2017, and, at December 31, 2017, the Company had recorded pension liabilities totaling $268,233. Pension benefits are generally based on years of service and the amount of compensation earned during the participants' employment. However, the qualified pension benefits have been frozen for all participants.

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

Actuarial assumptions for its pension and other post-retirement benefit plans are determined each year to calculate liability information as of December 31, and pension and other post-retirement benefit expense or income for the following year. The discount rate assumption is derived from the rate of return on high-quality bonds.

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

Loans Receivable, Including Loans Held for Sale

WebBank's loan activities include several lending arrangements with companies where it originates private label credit card and other loans for consumers and small businesses. These loans are classified as Loans receivable and are typically sold after origination. As part of these arrangements, WebBank earns origination fees that are recorded in non-interest income. Fees earned from these lending arrangements are recorded as fee income. WebBank also purchases participations in commercial and industrial loans through loan syndications. Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the estimated life of the loan.

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loan Impairment and Allowance for Loan Losses

A loan is considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, when appropriate, the loan's observable fair value or the fair value of the collateral (less any selling costs) if the loan is collateral-dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses, or by charging down the loan to its value determined in accordance with U.S. GAAP.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when the uncollectability of a loan or receivable balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis and is based upon a periodic review of the collectability of the amounts due in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or loss. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience and is adjusted for qualitative factors to cover uncertainties that could affect the estimate of probable losses. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The periodic evaluation of the adequacy of the allowance is based on WebBank's past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the debtor's ability to repay, the estimated value of any underlying collateral and current economic conditions.

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

•	Available-for-sale securities are reported at fair value, with unrealized gains and losses recognized in Accumulated other comprehensive loss as a separate component of Partners' capital.

•
Associated companies represent equity method investments in companies where our ownership is between 20% and 50% of the outstanding equity, and the Company has the ability to exercise influence, but not control, over the investee. For equity method investments where the fair value option has been elected, unrealized gains and losses are reported in the Company's consolidated statements of operations as part of Income (loss) of associated companies and other investments held at fair value. For the equity method investments where the fair value option has not been elected, SPLP records the investment at cost and subsequently increases or decreases the investment by its proportionate share of the net income or losses and other comprehensive income of the investee.

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

Other Than Temporary Impairment

If the Company believes a decline in the market value of any available-for-sale, equity method or held-to-maturity security below cost is other than temporary, a loss is charged to earnings, which establishes a new cost basis for the security. Impairment losses are included in Asset impairment charges in the Company's consolidated statements of operations. SPLP's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the length of time expected for recovery, the financial condition of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, the ability and intent to hold investments to maturity, and other factors specific to the individual investment. Specifically, for held-to-maturity securities, the Company considers whether it plans to sell the security or it is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost. The credit component of an other-than-temporary impairment loss is recognized in earnings and the non-credit component is recognized in Accumulated other comprehensive loss in situations where the Company does not intend to sell the security and it is more likely-than-not that the Company will not be required to sell the security prior to recovery. If there is an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity, the Company writes down the security to fair value with a corresponding credit loss portion charged to earnings, and the non-credit portion being charged to Accumulated other comprehensive loss. SPLP's assessment involves a high degree of judgment, and accordingly, actual results may differ materially from those estimates and judgments. Based on their respective balances as of December 31, 2017, we estimate that in the event of a 10% adverse change in the fair values of our marketable securities and long-term investments, the fair values would decrease by approximately $5,831 and $23,614, respectively. For additional information on other-than-temporary impairments recorded on available-for-sale securities, see Note 9 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

Income Taxes

As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. Our subsidiaries that are corporate subsidiaries are subject to federal and state income taxes. The table in Note 15 - "Income Taxes" to the SPLP consolidated financial statements, found elsewhere in this Form 10-K, reconciles a hypothetical calculation of federal income taxes based on the federal statutory rate applied to the income or loss from continuing operations before income taxes, equity method income (loss) and investments held at fair value. The tax effect of income passed through to common unitholders is subtracted from the hypothetical calculation.

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

With respect to the Tax Cuts and Jobs Act, which was enacted in December 2017, the SEC has stated that a company may record provisional amounts during a measurement period for specific income tax effects of the Tax Cuts and Jobs Act for which the accounting is incomplete, but a reasonable estimate can be determined. When unable to determine a reasonable estimate for any income tax effects, the company may report provisional amounts in the first reporting period in which a reasonable estimate can be determined. The Company has recorded an impact of the tax effects of the Tax Cuts and Jobs Act, relying on reasonable estimates where the accounting is incomplete as of December 31, 2017. As guidance and technical corrections are issued in the upcoming quarters, the Company will record updates to its original provisional estimates if needed.

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

New or Recently Adopted Accounting Pronouncements

For a discussion of the Company's new or recently adopted accounting pronouncements, see Note 2 - "Summary of Significant Accounting Policies" to the SPLP consolidated financial statements found elsewhere in this Form 10-K .

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In this "Quantitative and Qualitative Disclosure About Market Risk" section, all dollar amounts are in thousands.

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

At December 31, 2017, marketable securities aggregated approximately $58,313, which includes mutual funds and corporate equities that are reported at fair value. In addition, financial instrument obligations aggregated $15,629 at December 31, 2017. A change in the equity price of these securities would result in a change in value of such securities in future periods.

Included in the Company's Long-term investments are available-for-sale equity securities and certain associated company investments which are both subject to equity price risk.

•
The available-for-sale securities are recorded on the Company's balance sheets at an aggregate fair value of $141,694 (see Note 9 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K). A change in the price of these securities would result in a change in value of such securities in future periods and would impact our results in future periods.

•
The Company's associated company investments as of December 31, 2017 and 2016 include its investment in Aviat Networks, Inc. and in STCN. The Company has elected the fair value option for such investments. At December 31, 2017, the investments are carried at a total fair value of $55,443 (see Note 9 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K). A change in the equity price of our investment in these securities would result in a change in value of such securities and would impact our results in future periods.

Risks Relating to Interest Rates

The fair value of cash and cash equivalents, trade and other receivables, trade payables and short-term borrowings approximate their carrying values and are relatively insensitive to changes in interest rates due to the short-term maturities of these instruments or the variable nature of the associated interest rates.

Credit Facilities and Pension Obligations

At December 31, 2017, the Company's long-term debt obligations were comprised primarily of variable rate instruments. Accordingly, the fair value of such instruments may be relatively sensitive to effects of interest rate fluctuations. An increase or decrease in interest expense from a 1% change in interest rates would be approximately $4,100 on an annual basis based on total variable-interest debt outstanding as of December 31, 2017. In addition, the fair value of such instruments is also affected by investors' assessments of the risks associated with industries in which the Company operates, as well as its overall creditworthiness and ability to satisfy such obligations upon their maturity.

A reduction in long-term interest rates could materially increase the Company's cash funding obligations to its pension and other post-retirement benefit plans.

WebBank

WebBank derives a portion of its income from the excess of interest collected over interest paid. The rates of interest WebBank earns on assets and pays on liabilities generally are established contractually for a period of time. Market interest rates change over time. Accordingly, WebBank's results of operations, like those of most financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of its assets and liabilities.

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

The principal objective of WebBank's asset/liability management is to manage the sensitivity of Market Value of Equity ("MVE") to changing interest rates. Asset/liability management is governed by policies reviewed and approved annually by WebBank's board of directors. WebBank's board of directors has delegated the responsibility to oversee the administration of these policies to WebBank's asset/liability committee, or "ALCO." The interest rate risk strategy currently deployed by ALCO is to primarily use "natural" balance sheet hedging (as opposed to derivative hedging). ALCO fine tunes the overall MVE sensitivity by recommending lending and deposit strategies. WebBank then executes the recommended strategy by increasing or decreasing the duration of the loan and deposit products, resulting in the appropriate level of market risk that WebBank's board of directors wants to maintain.

WebBank measures interest rate sensitivity as the difference between amounts of interest earning assets and interest bearing liabilities that mature or reprice within a given period of time. The difference provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. If the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, then the bank is considered to be asset sensitive. If the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets, then the bank is considered to be liability sensitive. In a rising interest rate environment, an institution that is asset sensitive would be in a better position than an institution that is liability sensitive because the yield on its assets would increase at a faster pace than the cost of its interest bearing liabilities. During a period of falling interest rates, however, an institution that is asset sensitive would tend to have its assets reprice at a faster rate than its liabilities, which would tend to reduce the growth in its net interest income. The opposite is true if the institution is liability sensitive.

WebBank's board of directors and relevant government regulations establish limits on the level of acceptable interest rate risk at WebBank to which management adheres. There can be no assurance, however, that, in the event of an adverse change in interest rates, WebBank's efforts to limit interest rate risk will be successful.

Risks Relating to Commodity Prices

In the normal course of business, our operations are exposed to market risk or price fluctuations related to the purchase of electricity, natural gas, fuel and petroleum-based commodities, including adhesives, and other products, such as yarns, precious metals, electronic and electrical components, steel products and certain non-ferrous metals used as raw materials. The Company is also exposed to the effects of price fluctuations on the value of its commodity inventories, in particular, its precious metal inventory. The raw materials and energy which we use are largely commodities, subject to price volatility caused by changes in global supply and demand and governmental controls.

The Company's market risk strategy has generally been to obtain competitive prices for its products and services, sourced from more than one vendor, and allow operating results to reflect market price movements dictated by supply and demand. The Company enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts. The Company's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price changes in these commodities or markets could negatively impact the Company's earnings. Certain of these derivatives are not designated as accounting hedges under Accounting Standards Codification Subtopic 815-10, Derivatives and Hedging. As of December 31, 2017, the Company had entered into forward contracts, with settlement dates through January 2018, for silver with a total value of $2,300, for gold with a total value of $1,000, for copper with a total value of $900 and for tin with a total value of $500. There were no futures contracts outstanding at December 31, 2017.

To the extent that we have not mitigated our exposure to rising raw material and energy prices, we may not be able to increase our prices to our customers to offset such potential raw material or energy price increases, which could have a material adverse effect on our results of operations and operating cash flows.

Risks Relating to Foreign Currency Exchange

The Company, primarily through its Diversified Industrial segment subsidiaries, manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Asia, Europe, Canada and Mexico. The Company is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar. The Company has not generally used derivative instruments to manage these specific risks; however, API enters into foreign currency forward contracts to hedge certain of its receivables and payables denominated in other currencies. In addition, API enters into foreign currency forward contracts to hedge the value of certain of its future sales denominated in Euros and the value of certain of its future purchases denominated in U.S. dollars.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders
Steel Partners Holdings L.P.
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Steel Partners Holdings L.P. (the "Company") and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and our report dated March 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

New York, New York
March 8, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders
Steel Partners Holdings L.P.
New York, New York

Opinion on Internal Control over Financial Reporting

We have audited Steel Partners Holdings L.P.'s (the "Company's") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management's Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

New York, New York
March 8, 2018

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands, except common units)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$418,755	$450,128
Restricted cash	15,629	12,640
Marketable securities	58,313	53,650
Trade and other receivables - net of allowance for doubtful accounts of $3,633 and $3,040, respectively	188,487	162,883
Receivables from related parties	355	328
Loans receivable, including loans held for sale of $136,773 and $80,692, respectively, net	182,242	91,260
Inventories, net	142,635	119,205
Prepaid expenses and other current assets	19,597	17,638
Assets held for sale	2,549	7,779
Total current assets	1,028,562	915,511
Long-term loans receivable, net	87,826	62,188
Goodwill	170,115	167,423
Other intangible assets, net	199,317	227,212
Deferred tax assets	109,011	182,605
Other non-current assets	61,074	30,698
Property, plant and equipment, net	271,991	261,412
Long-term investments	236,144	120,066
Total Assets	$2,164,040	$1,967,115
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$105,221	$89,308
Accrued liabilities	74,118	81,509
Financial instruments	15,629	12,640
Deposits	305,207	196,944
Payables to related parties	1,563	1,066
Short-term debt	1,624	1,385
Current portion of long-term debt	459	62,928
Other current liabilities	10,602	19,536
Liabilities of discontinued operations	450	450
Total current liabilities	514,873	465,766
Long-term deposits	205,793	168,661
Long-term debt	412,584	330,126
Preferred unit liability	176,512	—
Accrued pension liabilities	268,233	284,901
Deferred tax liabilities	3,007	3,729
Other non-current liabilities	16,002	9,674
Total Liabilities	1,597,004	1,262,857
Commitments and Contingencies
Capital:
Partners' capital common units: 26,348,420 and 26,152,976 issued and outstanding (after deducting 10,868,367 and 10,558,687 units held in treasury, at cost of $170,858 and $164,900), respectively	652,270	617,502
Accumulated other comprehensive loss	(106,167)	(68,761)
Total Partners' Capital	546,103	548,741
Noncontrolling interests in consolidated entities	20,933	155,517
Total Capital	567,036	704,258
Total Liabilities and Capital	$2,164,040	$1,967,115
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(in thousands, except common units and per common unit data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Diversified industrial net sales	$1,156,187	$998,556	$763,009
Energy net revenue	135,461	93,995	132,620
Financial services revenue	80,379	70,998	69,430
Total revenue	1,372,027	1,163,549	965,059
Costs and expenses:
Cost of goods sold	958,490	815,576	670,047
Selling, general and administrative expenses	337,719	282,298	230,199
Goodwill impairment charges	—	24,254	19,571
Asset impairment charges	2,028	17,259	68,092
Finance interest expense	4,685	2,595	1,450
Provision for (recovery of) loan losses	5,639	774	(50)
Interest expense	22,804	11,052	8,862
Realized and unrealized loss (gain) on derivatives	145	(148)	(588)
Other expense (income), net	94	(12,549)	(55,893)
Total costs and expenses	1,331,604	1,141,111	941,690
Income from continuing operations before income taxes, equity method income (loss) and other investments held at fair value	40,423	22,438	23,369
Income tax provision (benefit)	51,299	23,952	(78,719)
(Income) loss of associated companies and other investments held at fair value, net of taxes	(16,888)	(4,085)	31,777
Net income from continuing operations	6,012	2,571	70,311
Discontinued operations:
Income from discontinued operations, net of taxes	—	—	565
Gain on sale of discontinued operations, net of taxes	—	—	85,692
Income from discontinued operations	—	—	86,257
Net income	6,012	2,571	156,568
Net (income) loss attributable to noncontrolling interests in consolidated entities:
Continuing operations	(6,028)	4,059	10,875
Discontinued operations	—	—	(30,708)
Net (income) loss attributable to noncontrolling interests in consolidated entities	(6,028)	4,059	(19,833)
Net (loss) income attributable to common unitholders	$(16)	$6,630	$136,735
Net (loss) income per common unit - basic
Net (loss) income from continuing operations	$—	$0.25	$2.97
Net income from discontinued operations	—	—	2.03
Net (loss) income attributable to common unitholders	$—	$0.25	$5.00
Net (loss) income per common unit - diluted
Net (loss) income from continuing operations	$—	$0.25	$2.96
Net income from discontinued operations	—	—	2.02
Net (loss) income attributable to common unitholders	$—	$0.25	$4.98
Weighted-average number of common units outstanding - basic	26,053,098	26,353,714	27,317,974
Weighted-average number of common units outstanding - diluted	26,053,098	26,486,209	27,442,308

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$6,012	$2,571	$156,568
Other comprehensive income (loss), net of tax:
Gross unrealized gains (losses) on available-for-sale securities	27,689	13,413	(31,321)
Reclassification of unrealized losses (gains) on available-for-sale securities (a)	908	(62)	4,932
Gross unrealized gains (losses) on derivative financial instruments	624	(1,158)	(1,757)
Currency translation adjustments	5,444	(11,431)	(3,950)
Changes in pension liabilities and other post-retirement benefit obligations	(6,452)	(18,813)	(25,839)
Other comprehensive income (loss)	28,213	(18,051)	(57,935)
Comprehensive income (loss)	34,225	(15,480)	98,633
Comprehensive (income) loss attributable to noncontrolling interests	(8,300)	7,617	(17,032)
Comprehensive income (loss) attributable to common unitholders	$25,925	$(7,863)	$81,601

Tax provision (benefit) on gross unrealized gains and losses on available-for-sale securities	$33,624	$1,757	$(17,514)
Tax provision (benefit) on reclassification of unrealized gains and losses on available-for-sale securities	$329	$(36)	$19,416
Tax (benefit) provision on currency translation adjustments	$(249)	$113	$(235)
Tax benefit on changes in pension liabilities and other post-retirement benefit obligations	$(2,346)	$(6,676)	$(15,429)

(a)
For the year ended December 31, 2017, pre-tax net unrealized holding gains of $790 and losses of $2,028 were reclassified to Other expense (income), net and Asset impairment charges, respectively. For the year ended December 31, 2016, pre-tax net unrealized holding gains of $4,298 and losses of $4,200 were reclassified to Other expense (income), net and Asset impairment charges, respectively. For the year ended December 31, 2015, pre-tax net unrealized holding losses of $54,011 were reclassified to Other expense (income), net and Asset impairment charges, and unrealized holding gains of $29,663 were reclassified to Other expense (income), net.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Income (Loss)	Capital	Entities	Capital
Balance at December 31, 2014	36,530,249	(8,964,049)	$(138,363)	$492,054	$2,805	$494,859	$169,247	$664,106
Net income	—	—	—	136,735	—	136,735	19,833	156,568
Unrealized (loss) gain on available-for-sale securities	—	—	—	—	(32,487)	(32,487)	6,098	(26,389)
Unrealized losses on derivative financial instruments	—	—	—	—	(1,415)	(1,415)	(342)	(1,757)
Currency translation adjustments	—	—	—	—	(2,966)	(2,966)	(984)	(3,950)
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	(18,266)	(18,266)	(7,573)	(25,839)
Acquisition of CoSine	—	—	—	—	—	—	12,841	12,841
Units issued and vesting of restricted units	157,664	—	—	2,281	—	2,281	—	2,281
Equity compensation - subsidiaries	—	—	—	4,628	—	4,628	2,531	7,159
Subsidiaries' purchases of the Company's common units	—	(983,175)	(17,323)	(17,323)	—	(17,323)	—	(17,323)
Purchases of SPLP common units	—	(108,000)	(1,917)	(1,917)	—	(1,917)	—	(1,917)
Subsidiaries' purchases of their common stock	—	—	—	(7,885)	—	(7,885)	(17,703)	(25,588)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	3,583	(1,939)	1,644	(1,737)	(93)
Other, net	—	—	—	146	—	146	117	263
Balance at December 31, 2015	36,687,913	(10,055,224)	(157,603)	612,302	(54,268)	558,034	182,328	740,362
Net income (loss)	—	—	—	6,630	—	6,630	(4,059)	2,571
Dividends declared	—	—	—	(3,923)	—	(3,923)	—	(3,923)
Unrealized gains on available-for-sale securities	—	—	—	—	11,877	11,877	1,474	13,351
Unrealized losses on derivative financial instruments	—	—	—	—	(1,055)	(1,055)	(103)	(1,158)
Currency translation adjustments	—	—	—	—	(9,952)	(9,952)	(1,479)	(11,431)
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	(15,363)	(15,363)	(3,450)	(18,813)
Equity compensation - restricted units	23,750	—	—	375	—	375	—	375
Equity compensation - subsidiaries	—	—	—	1,949	—	1,949	1,067	3,016
Purchases of SPLP common units	—	(503,463)	(7,297)	(7,297)	—	(7,297)	—	(7,297)
Subsidiaries' purchases of their common stock	—	—	—	13,573	—	13,573	(25,972)	(12,399)
Other, net	—	—	—	(6,107)	—	(6,107)	5,711	(396)
Balance at December 31, 2016	36,711,663	(10,558,687)	(164,900)	617,502	(68,761)	548,741	155,517	704,258
Net (loss) income	—	—	—	(16)	—	(16)	6,028	6,012
Unrealized gains on available-for-sale securities	—	—	—	—	27,786	27,786	811	28,597
Unrealized gains on derivative financial instruments	—	—	—	—	569	569	55	624
Currency translation adjustments	—	—	—	—	4,512	4,512	932	5,444
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	(6,926)	(6,926)	474	(6,452)
Equity compensation - incentive units and vesting of restricted units	505,124	—	—	9,635	—	9,635	—	9,635
Equity compensation - subsidiaries	—	—	—	580	—	580	317	897
Purchases of SPLP common units	—	(309,680)	(5,958)	(5,958)	—	(5,958)	—	(5,958)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	30,736	(63,347)	(32,611)	(144,476)	(177,087)
Other, net	—	—	—	(209)	—	(209)	1,275	1,066
Balance at December 31, 2017	37,216,787	(10,868,367)	$(170,858)	$652,270	$(106,167)	$546,103	$20,933	$567,036

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$6,012	$2,571	$156,568
Net income from discontinued operations	—	—	(86,257)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net investment gains	—	—	(32,267)
Provision for (recovery of) loan losses	5,639	774	(50)
(Income) loss of associated companies and other investments held at fair value, net of taxes	(16,888)	(4,085)	31,777
Deferred income taxes	86,928	13,059	8,259
Income tax benefit from release of deferred tax valuation allowance	(48,598)	(1,327)	(111,881)
Depreciation and amortization	71,936	70,546	48,560
Equity-based compensation	11,477	3,844	9,203
Loss on extinguishment of debt	673	—	—
Goodwill impairment charges	—	24,254	19,571
Asset impairment charges	2,028	18,668	68,092
Other	4,990	(4,052)	(11,899)
Net change in operating assets and liabilities:
Trade and other receivables	(22,842)	(11,747)	17,167
Inventories	(21,683)	7,676	12,534
Prepaid expenses and other current assets	(4,621)	(8,246)	(666)
Accounts payable, accrued and other current liabilities	(34,740)	4,642	(21,591)
Net (increase) decrease in loans held for sale	(56,081)	78,900	(118,706)
Net cash (used in) provided by operating activities of continuing operations	(15,770)	195,477	(11,586)
Net cash used in operating activities of discontinued operations	—	—	(2,254)
Net cash (used in) provided by operating activities	(15,770)	195,477	(13,840)
Cash flows from investing activities:
Purchases of investments	(56,160)	(27,503)	(44,304)
Proceeds from sales of investments	10,978	83,457	86,559
Proceeds from maturities of marketable securities	18,492	5,687	368
Loan originations, net of collections	(93,390)	(26,895)	2,168
Purchases of property, plant and equipment	(54,737)	(34,183)	(23,252)
Reclassification of restricted cash	(2,989)	8,999	66
Proceeds from sale of assets	42,204	32,247	10,657
Acquisitions, net of cash acquired	(2,008)	(200,137)	(116,135)
Investments in associated companies	(35,000)	(2,440)	(7,607)
Proceeds from sales of discontinued operations	—	—	155,517
Net cash provided by investing activities of discontinued operations	—	—	25
Other	(7)	266	477
Net cash (used in) provided by investing activities	(172,617)	(160,502)	64,539
Cash flows from financing activities:
Net revolver borrowings (repayments)	67,864	146,648	(66,368)
Net repayments of term loans - domestic	(47,993)	(8,299)	(38,519)
Proceeds from term loans	—	9,217	4,566
Net (repayments) borrowings of term loans - foreign	(979)	(315)	240
Subsidiaries' purchases of the Company's common units	—	—	(17,323)
Proceeds from equipment lease financing	6,688	—	—
Purchases of the Company's common units	(5,188)	(7,297)	(1,917)
Subsidiaries' purchases of their common stock	—	(20,956)	(17,031)
Purchase of subsidiary shares from noncontrolling interests	(2,086)	—	(93)
Deferred finance charges	(5,663)	(747)	(477)
Common unit dividend payment	(3,923)	—	—
Net increase in deposits	145,395	113,432	87,312
Other	1,774	(1,112)	(3,495)
Net cash provided by (used in) financing activities	155,889	230,571	(53,105)
Net change for the period	(32,498)	265,546	(2,406)
Effect of exchange rate changes on cash and cash equivalents	1,125	(1,270)	(725)
Cash and cash equivalents at beginning of period	450,128	185,852	188,983
Cash and cash equivalents at end of period	$418,755	$450,128	$185,852
See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts used in the Notes to Consolidated Financial Statements are in thousands, except common and preferred units, per common unit, share and per share data.

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of the Business

Steel Partners Holdings L.P. ("SPLP" or "Company") is a diversified global holding company that engages in multiple businesses through consolidated subsidiaries and other interests. It owns and operates businesses and has significant interests in companies in various industries, including diversified industrial products, energy, defense, supply chain management and logistics, banking and youth sports.

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

Steel Partners Holdings GP Inc. ("SPH GP"), a Delaware corporation, is the general partner of SPLP and is wholly-owned by SPLP. The Company is managed by SP General Services LLC ("Manager"), pursuant to the terms of an amended and restated management agreement ("Management Agreement") discussed in further detail in Note 19 - "Related Party Transactions."

Basis of Presentation

Significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts in the Company's consolidated statements of cash flows have been reclassified to conform to the comparable 2017 presentation.

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

The consolidated financial statements include the accounts of the Company and its majority or wholly-owned subsidiaries, which include the following:

	Ownership as of December 31,
	2017	2016
BNS Holdings Liquidating Trust ("BNS Liquidating Trust")	84.9%	84.9%
DGT Holdings Corp. ("DGT")	100.0%	100.0%
Handy & Harman Ltd. ("HNH") (a)	100.0%	69.9%
Steel Services Ltd ("Steel Services")	100.0%	100.0%
Steel Excel (a)	100.0%	64.2%
WebFinancial Holding Corporation ("WFHC") (b)	91.2%	91.2%

(a)
During 2017, the Company completed tender offers to purchase all of the outstanding shares of common stock of HNH and Steel Excel not already owned by the Company or any of its affiliates. As a result, the Company owns 100% of the stock of HNH and Steel Excel as of December 31, 2017. See Note 14 - "Capital and Accumulated Other Comprehensive Loss" for additional information.

(b)	WFHC owns 100% of WebBank and 100% of WebFinancial Holding LLC ("WFH LLC") (formerly known as CoSine Communications, Inc. ("CoSine")), which operates through its subsidiary API Group plc ("API").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in Preparation of Consolidated Financial Statements

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues, expenses, unrealized gains and losses during the reporting period. The more significant estimates include: (1) the valuation allowances of accounts receivable, loans receivable and inventory; (2) the valuation of goodwill, indefinite-lived intangible assets, long-lived assets and associated companies; (3) deferred tax assets; (4) effect of the recently-enacted Tax Cuts and Jobs Act; (5) environmental liabilities; (6) fair value of derivatives; (7) post-employment benefit liabilities; (8) estimates and assumptions used in the determination of fair value of certain securities, such as whether declines in value of securities are other than temporary; and (9) estimates of loan losses. Actual results may differ from the estimates used in preparing the consolidated financial statements; and, due to substantial holdings in and/or restrictions on certain investments, the value that may be realized could differ from the estimated fair value.

Cash and Cash Equivalents

Cash and cash equivalents include cash and deposits in depository institutions, financial institutions and banks. Cash at December 31, 2017 and 2016 also includes $286,454 and $277,054, respectively, of WebBank cash at the Federal Reserve Bank and in its Federal Funds account at its correspondent banks. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include qualifying money market funds and exclude amounts where availability is restricted by loan agreements or other contractual provisions. Cash equivalents are stated at cost, which approximates market value. There is a significant concentration of cash that, during the periods presented, exceeded the federal deposit insurance limits and exposed the Company to credit risk. SPLP does not anticipate any losses due to this concentration of cash at December 31, 2017.

Restricted Cash

Restricted cash at December 31, 2017 and 2016 primarily represents cash collateral for certain short sales of corporate securities (see Note 12 - "Financial Instruments" for additional information).

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

•
Associated companies represent equity method investments in companies where our ownership is between 20% and 50% of the outstanding equity and the Company has the ability to exercise influence, but not control, over the investee. For equity method investments where the fair value option has been elected, unrealized gains and losses are reported in the Company's consolidated statements of operations as part of Income (loss) of associated companies and other investments held at fair value. For the equity method investments where the fair value option has not been elected, SPLP records the investment at cost and subsequently increases or decreases the investment by its proportionate share of the net income or losses and other comprehensive income of the investee.

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

Specifically, for held-to-maturity securities, the Company considers whether it plans to sell the security or it is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost. The credit component of an other-than-temporary impairment loss is recognized in earnings and the non-credit component is recognized in AOCI in situations where the Company does not intend to sell the security and it is more likely-than-not that the Company will not be required to sell the security prior to recovery. If there is an other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity, the Company writes down the security to fair value with a corresponding credit loss portion charged to earnings, and the non-credit portion being charged to AOCI. SPLP's assessment involves a high degree of judgment and accordingly, actual results may differ materially from those estimates and judgments.

Trade Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes bad debt expense through an allowance account using estimates based primarily on management's evaluation of the financial condition of the customer, historical experience, credit quality, whether any amounts are currently past due, the length of time accounts may be past due, previous loss history and management's determination of a customer's current ability to pay its obligations. Trade accounts receivable balances are charged off against the allowance when it is determined that the receivables will not be recovered, and payments subsequently received on such receivables are credited to recovery of accounts written off. The Company believes that the credit risk with respect to trade accounts receivable is limited due to this credit evaluation process. As of December 31, 2017, the top 10 of the Company's largest customer balances accounted for 19% of the Company's trade receivables.

Loans Receivable, Including Loans Held for Sale

WebBank's loan activities include several lending arrangements with companies where it originates private label credit card and other loans for consumers and small businesses. These loans are classified as Loans receivable and are typically sold after origination. As part of these arrangements, WebBank earns origination fees that are recorded in non-interest income. Fees earned from these lending arrangements are recorded as fee income. WebBank also purchases participations in commercial and industrial loans through loan syndications. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the estimated life of the loan.

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

Loan Impairment and Allowance for Loan Losses

A loan is considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, when appropriate, the loan's observable fair value or the fair value of the collateral (less any selling costs) if the loan is collateral-dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses, or by charging down the loan to its value determined in accordance with U.S. GAAP.

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

Inventories

Inventories are generally stated at the lower of cost (determined by the first-in, first-out method or average cost method) or market. Cost is determined by the last-in, first-out ("LIFO") method for certain precious metal inventory held in the U.S., and remaining precious metal inventory is primarily carried at fair value. For precious metal inventory, no segregation among raw materials, work in process and finished products is practicable. For other inventory, the cost of work in process and finished goods comprises the cost of raw materials, direct labor and overhead costs attributable to the production of inventory.

Non-precious metal inventories are evaluated for estimated excess and obsolescence based upon assumptions about future demand and market conditions, and are adjusted accordingly. If actual market conditions are less favorable than those projected, future write-downs may be required.

Goodwill and Other Intangible Assets, Net

Goodwill, which is not amortized, represents the difference between the purchase price and the fair value of identifiable net assets acquired in a business combination. Goodwill is reviewed for impairment indicators throughout the year and tested for impairment annually in the fourth quarter. An entity can choose between two testing approaches:

a. Step 0 or Qualitative approach - An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity should assess relevant events and circumstances. Examples of such events and circumstances would include pertinent macroeconomic conditions, industry and market considerations, overall financial performance and other factors.

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

For 2017, the Company utilized a qualitative approach for all of its reporting units to assess goodwill as of its most recent assessment date, and there were no goodwill impairment charges recorded as a result of the assessment. For 2016, the Company utilized a qualitative approach for all of its reporting units, except for one reporting unit within its Diversified Industrial segment.

As a result of the assessment, a goodwill impairment of $24,254 was recorded in the year ended December 31, 2016. This impairment resulted from a decline in market conditions and lower demand for certain product lines of the performance materials business. In 2015, the Company utilized a quantitative approach to assess goodwill, and recorded a goodwill impairment of approximately $19,571 in the Energy segment, resulting from the adverse effects the decline in energy prices had on the oil services industry.

Other intangible assets with indefinite lives are not amortized, while other intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with finite lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable (see "Long-Lived Asset Testing" below).

Intangible assets with indefinite lives, which are only within the Diversified Industrial segment, are tested for impairment at least annually, or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Companies can use the same two testing approaches for indefinite-lived intangibles as for goodwill. For 2017, 2016, and 2015, the Company utilized a qualitative approach to assess its intangible assets with indefinite lives, and the results indicated no impairment in any of the years.

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

Precious Metals

The Company's precious metal and commodity inventories are subject to market price fluctuations. The Company enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts.

Fair Value Hedges. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net change in fair value of the derivative assets and liabilities, and the change in the fair value of the underlying hedged inventory, are recognized in the Company's consolidated statements of operations, and such amounts principally offset each other due to the effectiveness of the hedges. The fair value hedges are associated primarily with the Company's precious metal inventory carried at fair value.

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

Interest Rate Swaps

The Company has entered into interest rate swap agreements in the past in order to economically hedge a portion of its debt, which was subject to variable interest rates. As these derivatives were not designated as accounting hedges under U.S. GAAP, they are accounted for as derivatives with no hedge designation. The Company recorded the gains and losses both from the mark-to-market adjustments and net settlements in interest expense in its consolidated statements of operations as the hedges were intended to offset interest rate movements.

Foreign Currency Forward Contracts

API enters into foreign currency forward contracts to hedge certain of its receivables and payables denominated in other currencies. In addition, API enters into foreign currency forward contracts to hedge the value of certain of its future sales denominated in Euros and the value of its future purchases denominated in USD. These hedges have settlement dates ranging through December 2018. The forward contracts that are used to hedge the risk of foreign exchange movement on its receivables and payables are accounted for as fair value hedges under ASC 815. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net change in fair value of the derivative assets and liabilities are recognized in the Company's consolidated statements of operations. The forward contracts that are used to hedge the value of API's future sales and purchases are accounted for as cash flow hedges in accordance with ASC 815. These hedges are fully effective and accordingly, the changes in fair value are recorded in AOCI and, at maturity, any gain or loss on the forward contract is reclassified from AOCI into the Company's consolidated statements of operations.

WebBank - Derivative Financial Instruments

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheet. Gains and losses resulting from changes in fair value of these derivative instruments are accounted for in the Company's consolidated statements of operations in Financial services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Property, Plant and Equipment, Net

Property, plant and equipment is recorded at cost. Depreciation of property, plant and equipment is recorded principally on the straight line method over the estimated useful lives of the assets, which range is as follows: machinery & equipment 3 to 15 years and buildings and improvements 10 to 30 years. Leasehold improvements are amortized over the shorter of the terms of the related leases or the estimated useful lives of the improvements. Interest cost is capitalized for qualifying assets during the assets' acquisition period. Maintenance and repairs are charged to expense and renewals and betterments are capitalized. Gain or loss on dispositions is recorded in Other expense (income), net.

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

Revenue Recognition

Diversified Industrial and Energy Segments

Revenue in our Diversified Industrial and Energy segments is recognized when the title and risk of loss has passed to the customer, the service has been provided to the customer, the price is fixed or determinable and collection is reasonably assured. This condition is normally met when product has been shipped or the service performed. An allowance is provided for estimated returns and discounts based on experience. Revenue is reported net of any sales tax collected. Cash received from customers prior to shipment of goods, or otherwise not yet earned, is recorded as deferred revenue. Rental revenues are derived from the rental of certain equipment to the food industry where customers prepay for the rental period - usually 3 to 6 month periods. For prepaid rental contracts, sales revenue is recognized on a straight-line basis over the term of the contract. Service revenues are generated primarily by Steel Excel's energy and sports businesses and by the repair and maintenance work performed on equipment used at mass merchants, supermarkets and restaurants in the Diversified Industrial segment. The Company records all shipping and handling fees billed to customers as revenue, and related costs are charged principally to cost of goods sold, when incurred.

The Company has also entered into rebate agreements with certain customers. These programs are typically structured to incentivize the customers to increase their annual purchases from the Company. The rebates are usually calculated as a percentage of the purchase amount, and such percentages may increase as the customer's level of purchases rise. Rebates are recorded as a reduction of net sales in the Company's consolidated statements of operations and are accounted for on an accrual basis. As of December 31, 2017 and 2016, accrued rebates payable totaled $8,300 and $7,400, respectively, and are included in Accrued liabilities on the Company's consolidated balance sheets.

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

Concentration of Revenue

No single customer accounted for 5% or more of the Company's consolidated revenues in 2017, 2016 or 2015. In 2017, 2016 and 2015, the 10 largest customers accounted for approximately 18%, 19% and 24%, respectively, of the Company's consolidated revenues.

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

SPLP's subsidiaries that are subject to income taxes use the liability method of accounting for such taxes. Under the liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and deferred tax liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Such subsidiaries evaluate the recoverability of deferred tax assets and establish a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized.

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

The Company does not release income tax effects from AOCI until the underlying asset or liability to which the income tax relates has been derecognized from the balance sheet or otherwise terminated.

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

New or Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued several additional amendments thereto (collectively referred to herein as "ASC 606"), which became effective for the Company on January 1, 2018. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five-step process to achieve this core principle. ASC 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASC 606 may be applied either (i) retrospectively, reflecting the application of the standard in each prior reporting period presented with an election for certain specified practical expedients (retrospective method), or (ii) retrospectively with the cumulative effect of initially applying ASC 606 recognized in Partners' capital at the date of adoption, with additional disclosure requirements (modified retrospective method). The Company will adopt ASC 606 in the first quarter of 2018 using the modified retrospective method and will present the cumulative effect of applying the standard to all contracts not completed as of the adoption date.

The Company has substantially completed its evaluation of the effect that the adoption of ASC 606 will have on its financial statements. The Company has determined that the primary change to its accounting policies for certain of its business units upon adopting ASC 606 will relate to the timing of when revenue is recognized. While revenue from most contracts will continue to be recognized at a point in time, revenue from other contracts (for example, contracts for sale of custom manufactured goods that do not have an alternative use and for which the Company has an enforceable right to payment) will be required to be recognized over time. For contracts that are required to be recognized over time, the Company will accelerate revenue recognition throughout the production process, whereas previously the Company did not recognize revenue until the product shipped or reached its destination, based on the transfer of risks and title.

Upon adoption of ASC 606, the Company expects the net impact will be less than $500 as an increase to Partners' capital. Additionally, the ongoing impacts of ASC 606 adoption to the costs to acquire and fulfill its customer contracts are currently anticipated to be immaterial. The Company will apply the practical expedient of expensing contract costs when incurred if the amortization period of the asset that it would have recognized is one year or less. Currently, the Company's accounting policy is to expense contract costs as they are incurred.

The Company is still evaluating the impacts of the adoption of ASC 606 on its financial statement disclosures. The Company will expand its consolidated financial statement disclosures to comply with ASC 606. The new standard requires a change in the presentation of the Company's sales return reserve on the balance sheet, which the Company currently records net. The new standard also requires the Company to record a refund liability and a corresponding asset for the Company's right to recover products from customers upon settling the refund liability to account for the transfer of products with a right of return. However, these changes will not have a material impact on the Company's financial condition, results of operations or cash flows, other than additional disclosure requirements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), which eliminates the requirement to classify equity securities with readily determinable market values as either available-for-sale securities or trading securities, and requires that equity investments, other than those accounted for under the traditional equity method of accounting, be measured at their fair value with changes in fair value recognized in net income or loss. Equity investments that do not have readily determinable market values may be measured at cost, subject to an assessment for impairment. ASU No. 2016-01 also requires enhanced disclosures about such equity investments. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption prohibited. Upon adoption, a reporting entity should apply the provisions of ASU No. 2016-01 by means of a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. ASU No. 2016-01 will also impact the Company's consolidated statement of operations for amounts related to unrealized gains and losses on available-for-sale securities, which are currently reported in the Company's consolidated statement of comprehensive income. Upon adoption of ASU 2016-01, the Company expects to have a significant cumulative effect reclassification adjustment to its balance sheet, based on the amount of the accumulated unrealized gain on available-for-sale securities in AOCI within Partners' capital as of December 31, 2017 of $91,078, which substantially represents the expected cumulative effect adjustment. See Note 14 - "Capital and Accumulated Other Comprehensive Loss".

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This new standard simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows, among other things. The new standard was effective for the Company's 2017 fiscal year, and the Company adopted its provisions as of January 1, 2017. The impacts of certain amendments in ASU No. 2016-09, such as those related to the treatment of tax windfalls from stock-based compensation that are included in net operating loss carryforwards and elections made for accounting for forfeitures, are required to be adopted on a modified retrospective basis through a cumulative-effect adjustment to partners' capital. Upon adoption, on January 1, 2017, the Company recorded a deferred tax asset of approximately $4,600 and a corresponding valuation allowance resulting in no net impact on Partners' capital. In addition, the Company elected to continue to estimate forfeitures under its current policy, therefore, there was no modified retrospective adjustment required for accounting for forfeitures upon adoption. The other provisions of ASU No. 2016-09, such as classification of certain items in the statement of cash flows, are being applied in 2017, with reclassification of prior period amounts where applicable.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new standard requires the components of net benefit cost to be disaggregated within the statement of operations, with service cost being included in the same line item as other compensation costs, and any other components being presented outside of operating income. The amendments in ASU No. 2017-07 are effective for the Company's 2018 fiscal year. The Company is currently evaluating the potential impact of this guidance, but it does not currently expect that there will be any material impact on the Company's consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new standard provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. The amendments in ASU No. 2018-02 are effective for the Company's 2019 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

3. ACQUISITIONS

2017 Acquisition

Steel Excel Acquisition of Basin Well

On May 19, 2017, Steel Excel acquired an 80% interest in Basin Well Logging Wireline Services, Inc. ("Basin") located in Farmington, New Mexico for approximately $5,100. Basin provides wireline services to major oil & gas exploration and production companies in the U.S. and specializes in cased-hole wireline logging and perforating services for exploration and production companies with wells in New Mexico, Texas, Utah, Arizona and Colorado. In connection with the Basin acquisition, which was not material to SPLP's operations, goodwill totaling approximately $758 was recorded on a preliminary basis.

2016 Acquisitions

HNH's Acquisition of EME

On September 30, 2016, SL Montevideo Technology, Inc. ("SMTI"), a subsidiary of SL Industries, Inc. ("SLI") (which was acquired by HNH in June 2016 as discussed further below), entered into an asset purchase agreement ("Purchase Agreement") with Hamilton Sundstrand Corporation ("Hamilton"). Pursuant to the Purchase Agreement, SMTI acquired from Hamilton certain assets of its Electromagnetic Enterprise division ("EME") used or useful in the design, development, manufacture, marketing, service, distribution, repair, and sale of electric motors, starters and generators for certain commercial applications, including for use in commercial hybrid electric vehicles and refrigeration and in the aerospace and defense sectors. The acquisition of EME expands SLI's product portfolio and diversifies its customer base. SMTI purchased the acquired net assets for approximately $60,329 in cash and assumption of certain ordinary course business liabilities, subject to adjustments related to working capital at closing and quality of earnings of the acquired business for the period of January 1, 2016 to June 30, 2016, each as provided for in the Purchase Agreement, including a reduction of approximately $2,200 received during the year ended December 31, 2017. The Purchase Agreement includes a guarantee by Hamilton of a minimum level of product purchases from SMTI by an affiliate of Hamilton for calendar years 2017, 2018, and 2019, in exchange for compliance by SMTI with certain operating covenants. The transaction was financed with additional borrowings under HNH's senior secured revolving credit facility. The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date:

Amount
Assets:
Trade and other receivables	$4,249
Inventories	3,047
Prepaid expenses and other current assets	265
Property, plant and equipment	2,321
Goodwill	30,994
Other intangible assets	28,370
Total assets acquired	69,246
Liabilities:
Accounts payable	6,036
Accrued liabilities	2,881
Total liabilities assumed	8,917
Net assets acquired	$60,329

The goodwill of $30,994 arising from the acquisition consists largely of the synergies expected from combining the operations of SLI and EME. The goodwill is assigned to the Company's Diversified Industrial segment and is expected to be deductible for income tax purposes. Other intangibles consist of customer relationships of approximately $27,200 and customer order backlog of $1,200. The customer order backlog was amortized based on the expected period over which the orders were fulfilled of four months. The customer relationships have been assigned a useful life of 15 years based on the limited turnover and long-standing relationships EME has with its existing customer base. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales. The amount of net sales and operating income of the acquired business included in the Company's consolidated statements of operations for the year ended December 31, 2017 were approximately $55,700 and $5,700, respectively. The amount of net sales and operating loss of the acquired business included in the Company's consolidated statements of operations for the year ended December 31, 2016 were approximately $15,900 and $100, respectively. EME's results of operations are reported within the Company's Diversified Industrial segment.

API's Acquisitions of AMP and Hazen

On December 1, 2016, API acquired the manufacturing assets and business of Amsterdam Metallized Products B.V. ("AMP") in the Netherlands for approximately $7,800. AMP is a global provider of packaging technologies for brand enhancement. The acquisition, which is not material to SPLP's operations, is part of API's strategy to further strengthen its brand enhancement mission of utilizing high-end material substrates for luxury packaging and other niche markets, adding new products to API's offerings and providing an entry point into new packaging sectors. In connection with the AMP acquisition, the Company has recorded inventory, property, plant and equipment, other intangible assets (primarily customer relationships) and goodwill totaling approximately $1,500, $1,900, $1,400 and $3,000, respectively.

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

The amount of net sales and operating income of the acquired business included in the Company's consolidated statements of operations for the year ended December 31, 2017 were approximately $198,600 and $17,700, respectively. The amount of net sales and operating loss of the acquired business included in the Company's consolidated statements of operations for the year ended December 31, 2016 was approximately $112,700 and $1,800, respectively, which includes $1,900 of expenses associated with the amortization of the fair value adjustment to acquisition-date inventories and also $1,900 of expenses associated with the acceleration of SLI's previously outstanding stock-based compensation awards, which became fully vested on the date of acquisition pursuant to the terms of the merger agreement, and which are included in Selling, general and administrative expenses ("SG&A") in the Company's 2016 consolidated statements of operations. SLI's results of operations are reported within the Company's Diversified Industrial segment.

2015 Acquisitions

HNH's Acquisition of JPS

Effective July 2, 2015, HNH completed the acquisition of JPS Industries, Inc. ("JPS") pursuant to an agreement and plan of merger, dated as of May 31, 2015. JPS is a manufacturer of mechanically formed glass, quartz and aramid substrate materials for specialty applications in a wide expanse of markets requiring highly engineered components. At the effective time of the Merger (as defined below), the acquisition subsidiary was merged with and into JPS ("Merger"), with JPS being the surviving corporation in the Merger, and each outstanding share of JPS common stock (other than shares held by HNH and its affiliates), including SPH Group Holdings, a significant stockholder of JPS, was converted into the right to receive $11.00 in cash. The total merger consideration was $114,493 which represents the aggregate cash merger consideration of $70,255 and the fair value of SPLP's previously held interest in JPS of $44,238. The cash consideration was funded primarily by HNH and SPH Group Holdings. SPH Group Holding's funding of the aggregate merger consideration totaled approximately $4,510, with the remainder funded by HNH, financed through additional borrowings under HNH's senior secured revolving credit facility.

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

The amount of net sales and operating income of the acquired business included in the Company's consolidated statements of operations for the year ended December 31, 2017 were approximately $94,900 and $5,000, respectively. The amount of net sales and operating loss of the acquired business included in the Company's consolidated statements of operations for the year ended December 31, 2016 were approximately $101,600 and $32,100, respectively. The operating loss in 2016 reflects a goodwill impairment charge of $24,254 (see Note 7 - "Goodwill and Other Intangible Assets, Net") and an asset impairment charge of $7,900 (see Note 4 - "Divestitures and Asset Impairment Charges"). The amount of net sales and operating loss of the acquired business included in the Company's consolidated statements of operations for the year ended December 31, 2015 were approximately $59,500 and $2,200, which included $3,400 of nonrecurring expense related to the fair value adjustment to acquisition-date inventories. The results of operations of JPS are reported within the Company's Diversified Industrial segment.

CoSine Acquisition

On January 20, 2015 ("CoSine Acquisition Date"), the Company entered into a contribution agreement ("Contribution Agreement") with CoSine. Pursuant to the Contribution Agreement, the Company contributed (i) 24,807,203 ordinary shares of API and (ii) 445,456 shares of common stock of Nathan's Famous, Inc. ("Nathan's") to CoSine in exchange for 16,500,000 shares of newly issued CoSine common stock and 12,761 shares of newly issued 7.5% series B non-voting preferred stock, which increased SPLP's ownership of CoSine to approximately 80%. Prior to obtaining a controlling interest, SPLP owned approximately 48% of the outstanding shares of CoSine, and its investment was accounted for under the equity method. As a result of the above transaction, CoSine became a majority-owned controlled subsidiary and is consolidated with SPLP from the CoSine Acquisition Date. Prior to CoSine's Acquisition of API discussed below, CoSine was included in the Corporate and Other segment. Beginning in the second quarter of 2015, CoSine is included in the Diversified Industrial segment.

The Contribution Agreement was the first step in a plan for a wholly-owned United Kingdom ("UK") subsidiary of CoSine ("BidCo") to make an offer, which commenced on February 4, 2015, to acquire all of the issued and to be issued shares in API for 60 pence in cash per API share not already owned by BidCo. As a result of the offer, BidCo owned approximately 98% of API as of March 31, 2015; however, CoSine did not obtain control over the operations of API until April 17, 2015 (see the "CoSine's Acquisition of API" section below).

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

HNH Acquisition of ITW Polymers Sealants North America Inc. ("ITW")

On March 31, 2015, HNH, through its indirect subsidiary, OMG, Inc. ("OMG"), acquired certain assets and assumed certain liabilities of ITW, which are used in the business of manufacturing two-component polyurethane adhesive for the roofing industry for a cash purchase price of $27,400, reflecting a final working capital adjustment of $400. The assets acquired and liabilities assumed primarily included net working capital of inventories and accrued liabilities; property, plant and equipment; and intangible assets, primarily developed technology, valued at $1,700, $100 and $4,400, respectively. In connection with the ITW acquisition, the Company has recorded goodwill totaling approximately $21,268, which is expected to be deductible for income tax purposes.

Pro Forma Disclosures

Unaudited pro forma revenue and net income from continuing operations attributable to common unitholders of the combined entities is presented below as if JPS and API had both been acquired January 1, 2014, and SLI and EME had both been acquired January 1, 2015.

	Year Ended December 31,
	2016	2015
Revenue	$1,296,850	$1,357,820
Net income from continuing operations attributable to common unitholders	1,211	70,308
Net income from continuing operations per common unit - basic	0.12	2.96
Net income from continuing operations per common unit - diluted	0.12	2.95

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

4. DIVESTITURES AND ASSET IMPAIRMENT CHARGES

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

Year Ended December 31,
2015
Total revenue	$5,952
Net income from operations	565
Net loss from operations after taxes and noncontrolling interests	(1,111)
Gain on sale of discontinued operations after taxes and noncontrolling interests	56,659

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

In January 2017, HNH sold its Micro-Tube Fabricators, Inc. business ("MTF") for approximately $2,500 and recorded a loss on sale of $400, which is included in Other (income) expenses, net in the Company's consolidated statements of operations. MTF specialized in the production of precision fabricated tubular components produced for medical device, aerospace, aircraft, automotive and electronic applications, and it was included in the Company's Diversified Industrial segment. The price was paid $2,000 in cash at closing and a $500 subordinated promissory note to HNH bearing 5% interest annually, which has been fully collected. In addition, HNH may receive up to $1,000 of additional contingent consideration if certain sales volume milestones are met between the sale date and December 31, 2019. In 2017, the Company earned $755 of additional contingent consideration. The operations of MTF were not significant to the Company's consolidated financial statements.

In October 2016, HNH subsidiary, JPS, sold the equipment and certain customer information, as well as related inventories, of its Slater, South Carolina facility for $3,500. The operations of this facility were not significant to the consolidated financial statements of the Company.

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

Asset Impairment Charges

2017

During 2017, Steel Excel recorded a non-cash impairment charge of $2,028 related to an other-than-temporary impairment of a certain investment.

2016

In connection with its continued integration of JPS, the Company approved the closure of JPS' Slater, South Carolina operating facility during the second quarter of 2016 and recorded impairment charges totaling approximately $7,900 associated with the planned closure, including write-downs of $6,600 to property, plant and equipment and $400 to intangible assets, as well as a $900 inventory write-down, which was recorded in Cost of goods sold in the Company's consolidated statements of operations.

Due to improved operational productivity and available capacity at Lucas-Milhaupt facilities, the Company approved the closure of its Lucas-Milhaupt Gliwice, Poland operating facility as part of its continual focus to optimize infrastructure costs. During the third quarter of 2016, the Company recorded asset impairment charges totaling $3,557, primarily due to write-downs of $1,500 to property, plant, and equipment and $500 to inventories associated with the planned closure. The inventory write-down was recorded in Cost of goods sold in the Company's consolidated statements of operations.

In addition, during 2016, Steel Excel recorded non-cash asset impairment charges of $7,202 related to other-than-temporary impairments on certain investments.

2015

Asset impairment charges in 2015 are comprised of a non-cash asset impairment charge of $1,398 recorded by the Company related to certain unused, real property located in Norristown, Pennsylvania to reflect its current market value, a non-cash impairment charge of $1,316 recorded by DGT related to real property to reflect its current market value, and other-than-temporary impairments of investments of $65,378.

5. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classification of WebBank's loans receivable, including loans held for sale at December 31, 2017 and 2016 are as follows:

	Total				Current		Non-current
	December 31, 2017%		December 31, 2016%		December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Loans held for sale	$136,773		$80,692		$136,773	$80,692	$—	$—

Commercial real estate loans	$568	1%	$870	1%	20	43	548	$827
Commercial and industrial	84,726	61%	50,564	68%	28,315	3,059	56,411	47,505
Consumer loans	53,238	38%	22,805	31%	22,371	8,949	30,867	13,856
Total loans	138,532	100%	74,239	100%	50,706	12,051	87,826	62,188
Less:
Allowance for loan losses	(5,237)		(1,483)		(5,237)	(1,483)	—	—
Total loans receivable, net	$133,295		$72,756		45,469	10,568	87,826	62,188
Loans receivable, including loans held for sale (a)					$182,242	$91,260	$87,826	$62,188

(a)
The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, net was $270,068 and $153,488 at December 31, 2017 and 2016, respectively.

Commercial and industrial loans include unamortized premiums of $1 and unaccreted discounts of $507 at December 31, 2017 and unamortized premiums of $2 and unaccreted discounts of $418 at December 31, 2016. Loans with a carrying value of approximately $57,436 and $47,237 were pledged as collateral for potential borrowings at December 31, 2017 and 2016, respectively. WebBank serviced $3,125 and $3,535 in loans for others at December 31, 2017 and 2016, respectively.

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

After applying historic loss experience, the quantitatively derived level of ALLL is reviewed for each segment using qualitative criteria. Various risk factors are tracked that influence judgment regarding the level of the ALLL across the portfolio segments. Primary qualitative factors that may be reflected in the quantitative models include:

•	Asset quality trends

•	Risk management and loan administration practices

•	Portfolio management and controls

•	Effect of changes in the nature and volume of the portfolio

•	Changes in lending policies and underwriting policies

•	Existence and effect of any portfolio concentrations

•	National economic business conditions and other macroeconomic adjustments

•	Regional and local economic and business conditions

•	Data availability and applicability

•	Industry monitoring

•	Value of underlying collateral

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

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2014	$76	$481	$—	$557
Charge-offs	—	—	—	—
Recoveries	69	54	—	123
Provision	(97)	47	—	(50)
December 31, 2015	48	582	—	630
Charge-offs	—	—	—	—
Recoveries	49	30	—	79
Provision	(68)	268	574	774
December 31, 2016	29	880	574	1,483
Charge-offs	—	(933)	(1,214)	(2,147)
Recoveries	17	142	103	262
Provision	(33)	2,711	2,961	5,639
December 31, 2017	$13	$2,800	$2,424	$5,237

The ALLL and outstanding loan balances according to the Company's impairment method are summarized as follows:

December 31, 2017	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$1	$38		$39
Collectively evaluated for impairment	12	2,762	2,424	5,198
Total	$13	$2,800	$2,424	$5,237
Outstanding loan balances:
Individually evaluated for impairment	$16	$41	$—	$57
Collectively evaluated for impairment	552	84,685	53,238	138,475
Total	$568	$84,726	$53,238	$138,532

December 31, 2016	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$7	$46	$—	$53
Collectively evaluated for impairment	22	834	574	1,430
Total	$29	$880	$574	$1,483
Outstanding loan balances:
Individually evaluated for impairment	$17	$54	$—	$71
Collectively evaluated for impairment	853	50,510	22,805	74,168
Total	$870	$50,564	$22,805	$74,239

Nonaccrual and Past Due Loans

Commercial and Industrial loans past due 90 days or more and still accruing interest were $2,551 and $0 at December 31, 2017 and 2016, respectively. Consumer loans past due 90 days or more and still accruing interest were $107 and $3 at December 31, 2017 and 2016, respectively. The Company did not have any nonaccrual loans at December 31, 2017 and 2016.

Past due loans (accruing and nonaccruing) are summarized as follows:

December 31, 2017	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$568	$—	$—	$—	$568	$—	$—
Commercial and industrial	81,101	1,074	2,551	3,625	84,726	2,551	—
Consumer loans	52,521	610	107	717	53,238	107	—
Total loans	$134,190	$1,684	$2,658	$4,342	$138,532	$2,658	$—

(a)	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

December 31, 2016	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (b)
Commercial real estate loans	$870	$—	$—	$—	$870	$—	$—
Commercial and industrial	50,564	—	—	—	50,564	—	—
Consumer loans	22,745	57	3	60	22,805	3	—
Total loans	$74,179	$57	$3	$60	$74,239	$3	$—

(b)	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

Credit Quality Indicators

In addition to the past due and nonaccrual criteria, loans are analyzed using a loan grading system. Generally, internal grades are assigned to loans based on the performance of the loans, financial/statistical models and loan officer judgment. For consumer loans and some commercial and industrial loans, the primary credit quality indicator is payment status. Reviews and grading of loans with unpaid principal balances of $100 or more is performed once per year. Grades follow definitions of Pass, Special Mention, Substandard, and Doubtful which are consistent with published definitions of regulatory risk classifications. The definitions of Pass, Special Mention, Substandard, and Doubtful are summarized as follows:

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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

December 31, 2017	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$552	$—	$16	$—	$568
Commercial and industrial	25,082	56,286	3,317	41	—	84,726
Consumer loans	53,238	—	—	—	—	53,238
Total loans	$78,320	$56,838	$3,317	$57	$—	$138,532

December 31, 2016	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$853	$—	$17	$—	$870
Commercial and industrial	—	45,931	4,579	54	—	50,564
Consumer loans	22,805	—	—	—	—	22,805
Total loans	$22,805	$46,784	$4,579	$71	$—	$74,239

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. When loans are impaired, an estimate of the amount of the balance that is impaired is made and a specific reserve is assigned to the loan based on the estimated present value of the loan's future cash flows discounted at the loan's effective interest rate, the observable market price of the loan, or the fair value of the loan's underlying collateral less the cost to sell. When the impairment is based on the fair value of the loan's underlying collateral, the portion of the balance that is impaired is charged off, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. WebBank recognized $4, $78, and $86 on impaired loans for the years ended December 31, 2017, 2016, and 2015, respectively. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. Payments are recognized when cash is received. Information on impaired loans is summarized as follows:

		Recorded Investment
December 31, 2017	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$16	$—	$16	$16	$1	$16
Commercial and industrial	41	3	38	41	38	14
Total loans	$57	$3	$54	$57	$39	$30

		Recorded investment
December 31, 2016	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$17	$—	$17	$17	$7	$655
Commercial and industrial	54	8	46	54	46	3,274
Total loans	$71	$8	$63	$71	$53	$3,929

6. INVENTORIES, NET

A summary of inventories, net is as follows:

	December 31, 2017	December 31, 2016
Finished products	$49,053	$42,824
In-process	25,037	19,160
Raw materials	53,015	42,881
Fine and fabricated precious metal in various stages of completion	16,757	15,019
	143,862	119,884
LIFO reserve	(1,227)	(679)
Total	$142,635	$119,205

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, the Company purchases, maintains and utilizes precious metal inventory. The Company records certain precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through Cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

During the third quarter of 2017, the Company began obtaining certain precious metals under a $29,500 fee consignment agreement with the Bank of Nova Scotia ("ScotiaBank"). As of December 31, 2017, the Company had approximately $8,100 of silver under consignment with ScotiaBank, which is recorded at fair value in Inventories, net with a corresponding liability for the same amount included in Accrued liabilities on the Company's consolidated balance sheet. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

	December 31, 2017	December 31, 2016
Supplemental inventory information:
Precious metals stated at LIFO cost	$4,897	$5,001
Precious metals stated under non-LIFO cost methods, primarily at fair value	10,633	9,339
Market value per ounce:
Silver	17.01	16.05
Gold	1,296.50	1,159.10
Palladium	1,056.00	676.00

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying value of goodwill is as follows:

	Diversified Industrial	Energy	Corporate and Other	Total
Balance at December 31, 2016:
Gross goodwill	$191,596	$64,790	$81	$256,467
Accumulated impairments	(24,254)	(64,790)	—	(89,044)
Net goodwill	167,342	—	81	167,423
Acquisitions (a)	—	758	—	758
Currency translation adjustment	1,504	—	—	1,504
Other adjustments	430	—	—	430
Balance at December 31, 2017:
Gross goodwill	193,530	65,548	81	259,159
Accumulated impairments	(24,254)	(64,790)	—	(89,044)
Net goodwill	$169,276	$758	$81	$170,115

(a)	Goodwill from acquisitions relates to the Basin acquisition. For additional information, see Note 3 - "Acquisitions."

	Diversified Industrial	Energy	Corporate and Other	Total
Balance at December 31, 2015:
Gross goodwill	$101,772	$64,790	$81	$166,643
Accumulated impairments	—	(64,790)	—	(64,790)
Net goodwill	101,772	—	81	101,853
Acquisitions (b)	92,177	—	—	92,177
Impairment	(24,254)	—	—	(24,254)
Currency translation adjustment	(2,508)	—	—	(2,508)
Other adjustments	155	—	—	155
Balance at December 31, 2016:
Gross goodwill	191,596	64,790	81	256,467
Accumulated impairments	(24,254)	(64,790)	—	(89,044)
Net goodwill	$167,342	$—	$81	$167,423
(b) Goodwill from acquisitions relates to HNH's acquisition of SLI and SLI's acquisition of EME, as well as API's acquisitions of Hazen and AMP. For additional information, see Note 3 - "Acquisitions."

In 2016, the Company recorded a goodwill impairment charge of $24,254 related to the performance materials business within its Diversified Industrial segment, resulting from a decline in market conditions and lower demand for certain of JPS' product lines. The fair value of the reporting unit used in determining the goodwill impairment charge was based on valuations using a combination of the income and market approaches. See Note 17 - "Fair Value Measurements" for further discussion of these valuation methodologies.

In connection with its annual goodwill impairment tests and the adverse effects of developments in the oil services industry, the Company recognized impairment charges of $19,571 in 2015. The goodwill impairment charges related to the goodwill associated with its Energy segment, resulting from the adverse effects the decline in energy prices had on the oil services industry.

A summary of other intangible assets is as follows:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$222,277	$80,952	$141,325	$220,890	$57,978	$162,912
Trademarks, trade names and brand names	52,356	14,996	37,360	51,717	11,682	40,035
Developed technology, patents and patent applications	28,239	11,756	16,483	27,947	9,332	18,615
Other	16,131	11,982	4,149	16,652	11,002	5,650
Total	$319,003	$119,686	$199,317	$317,206	$89,994	$227,212
Trademarks with indefinite lives as of December 31, 2017 and 2016 were $8,020. Amortization expense related to intangible assets was $29,743, $31,358 and $16,258 for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in amortization expense during 2016 was principally due to the Company's acquisitions as discussed in Note 3 - "Acquisitions." The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Customer Relationships	Trademarks, Trade Names and Brand Names	Developed Technology, Patents and Patent Applications	Other	Total
2018	$20,730	$2,808	$2,410	$805	$26,753
2019	17,241	2,484	2,410	760	22,895
2020	16,125	2,484	1,998	730	21,337
2021	14,523	2,484	1,878	723	19,608
2022	11,242	2,478	1,849	209	15,778
Thereafter	61,464	16,602	5,938	922	84,926
Total	$141,325	$29,340	$16,483	$4,149	$191,297

8. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	December 31, 2017	December 31, 2016
Land	$18,674	$16,859
Buildings and improvements	74,662	71,154
Machinery, equipment and other	352,276	302,658
Construction in progress	17,178	22,936
	462,790	413,607
Accumulated depreciation	(190,799)	(152,195)
Property, plant and equipment, net	$271,991	$261,412

Depreciation expense was $42,193, $39,188 and $32,302 for the years ended December 31, 2017, 2016 and 2015, respectively.

9. INVESTMENTS

Short-Term Investments

Marketable Securities

The Company's short-term investments primarily consist of its marketable securities portfolio held by its subsidiary, Steel Excel. These marketable securities as of December 31, 2017 and 2016 were classified as available-for-sale securities. The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investment. The Company's portfolio of marketable securities at December 31, 2017 and 2016 was as follows:

	December 31, 2017				December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Available-for-sale securities
Short-term deposits	$35,834	$—	$—	$35,834	$73,270	$—	$—	$73,270
Mutual funds	12,077	4,675	—	16,752	11,997	2,279	—	14,276
Corporate securities	32,311	11,893	(2,643)	41,561	17,516	4,586	(586)	21,516
Corporate obligations	—	—	—	—	17,232	734	(108)	17,858
Total marketable securities	80,222	16,568	(2,643)	94,147	120,015	7,599	(694)	126,920
Amounts classified as cash equivalents	(35,834)	—	—	(35,834)	(73,270)	—	—	(73,270)
Amounts classified as marketable securities	$44,388	$16,568	$(2,643)	$58,313	$46,745	$7,599	$(694)	$53,650

Proceeds from sales of marketable securities were $16,596, $60,600 and $43,300 in 2017, 2016 and 2015, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, all of which are reported as a component of Other income, net in the Company's consolidated statements of operations, were as follows:

	Year Ended December 31,
	2017	2016	2015
Gross realized gains	$637	$4,771	$12,053
Gross realized losses	(545)	(1,483)	(6,806)
Realized gains, net	$92	$3,288	$5,247

The fair value of the Company's marketable securities with unrealized losses at December 31, 2017, and the duration of time that such losses had been unrealized, were as follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$5,801	$(2,558)	$398	$(85)	$6,199	$(2,643)
Total	$5,801	$(2,558)	$398	$(85)	$6,199	$(2,643)

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

The gross unrealized losses primarily related to losses on corporate securities and corporate obligations, which primarily consist of investments in equity and debt securities of publicly-traded entities. Based on Steel Excel's evaluation of such securities, it determined that certain unrealized losses represented other-than-temporary impairments. This determination was based on several factors, including adverse changes in the market conditions and economic environments in which the entities operate. Steel Excel recognized asset impairment charges of approximately $2,028 and $4,200 for the years ended December 31, 2017 and 2016, respectively. The Company determined that there was no indication of other-than-temporary impairments on its other investments with unrealized losses as of December 31, 2017. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the entity, and the intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

The Company did not hold any marketable securities with contractual maturities as of December 31, 2017.

Long-Term Investments

The following table summarizes the Company's long-term investments as of December 31, 2017 and 2016. All equity-method investment income and losses, as well as income from other investments where the fair value option has been elected, is recorded in (Income) loss of associated companies and other investments held at fair value, net of taxes in the Company's consolidated statements of operations.

	Ownership %		Long-Term Investments Balance		(Income) Loss Recorded in Statements of Operations
	December 31,		December 31,		Year Ended December 31,
	2017	2016	2017	2016	2017	2016	2015
Corporate securities (a)			$131,307	$75,608	$—	$—	$(4,449)
Steel Connect ("STCN") convertible notes(b)			10,387	4,350	(614)	(870)	—
STCN preferred stock(c)			35,000	—	—	—	—
STCN warrants			—	19	19	524	$1,656
Equity method investments:
Carried at fair value:
STCN common stock	30.4%	32.9%	45,275	26,547	(15,700)	13,575	16,743
Aviat Networks, Inc. ("Aviat")	12.7%	12.7%	10,168	9,269	(899)	(3,094)	4,682
Other	43.8%	43.8%	1,223	1,223	—	708	232
SL Industries, Inc. (d)	100.0%	100.0%	—	—	—	(8,078)	7,083
JPS Industries, Inc.(d)	100.0%	100.0%	—	—	—	—	(5,831)
API Technologies Corp. ("API Tech")	—%	—%	—	—	—	(7,089)	8,576
Other investments at fair value - related party (e)			—	—	—	—	(361)
Long-term investments carried at fair value			233,360	117,016
Carried at cost:
Other equity method investments carried at cost (f)			2,784	3,050	306	239	3,446
Total			$236,144	$120,066	$(16,888)	$(4,085)	$31,777

(a)
Represents available-for-sale securities at December 31, 2017 and 2016. Cost basis totaled $12,250 at both December 31, 2017 and 2016 and gross unrealized gains totaled $119,057 and $63,358 at December 31, 2017 and 2016, respectively. The year ended December 31, 2015 includes income from available-for-sale securities for which the fair value option was elected.

(b)
Represents investment in STCN convertible notes. Cost basis totaled $8,903 and $3,480 at December 31, 2017 and 2016, respectively, and gross unrealized gains totaled $1,484 and $870 at December 31, 2017 and 2016, respectively. Changes in fair value are recorded in the Company's consolidated statements of operations as the Company elected the fair value option to account for this investment.

(c)
Represents investment in STCN preferred stock. On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement pursuant to which STCN issued Series C convertible voting preferred stock for an aggregate purchase consideration of $35,000. Each share of preferred stock can be converted into shares of STCN's common stock at an initial conversion price equal to $1.96 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction, among other things. The convertible preferred shares, if converted as of December 31, 2017, when combined with the common shares owned by the Company, would result in the Company having a direct interest of approximately 46% of STCN's outstanding shares.

(d)	SL Industries, Inc. was acquired during 2016. JPS Industries, Inc. was acquired during 2015. Prior to these dates, each was accounted for as a long-term investment of the Company.

(e)	Represents income from the SPII liquidating trusts, which were all fully liquidated by December 31, 2015.

(f)
Represents Steel Excel's investment in iGo, Inc. ("iGo") of 45.0% and a 50% investment in API Optix s.r.o ("API Optix"), a joint venture investment held by API. For 2015, amounts recorded in the Company's consolidated statements of operations also include equity method income or loss from WFH LLC (formerly CoSine).

The Company had no proceeds from sales of available-for-sale securities classified in long-term investments for the years ended December 31, 2017 and 2016. Proceeds from the sales of available-for-sale securities classified in long-term investments were $33,582 for the year ended December 31, 2015. The Company had gross realized gains of $27,275 and gross realized losses of $56 related to the sales of these available-for-sale securities, all of which are reported as a component of Other income, net in the Company's consolidated statements of operations for the for the year ended December 31, 2015.

Also, in 2015 Cosine received a special dividend of approximately $5,500 which is included in Other income, net in the Company's consolidated statements of operations for the year ended December 31, 2015. As a result, management determined there to be an other-than-temporary impairment in the stock price and recorded an impairment charge of approximately $5,500.

Equity Method Investments

The Company's investments in associated companies are accounted for under the equity method of accounting (see Note 2 - "Summary of Significant Accounting Policies" for additional information). Associated companies are included in either the Diversified Industrial, Energy or Corporate and Other segments. Certain associated companies have a fiscal year end that differs from December 31. Additional information for each of SPLP's investments in associated companies that have impacted the Company's consolidated statements of operations during 2017, 2016 or 2015 is as follows:

Equity Method, Carried At Fair Value:

•
STCN (formerly ModusLink Global Solutions, Inc.) provides supply chain and logistics services to companies in the consumer electronics, communications, computing, software, storage and retail industries. STCN had issued the Company warrants to purchase an additional 2,000,000 shares at $5.00 per share. Such warrants were terminated in 2017.

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

•
SLI and JPS, which were previously classified as equity method investments, were acquired by HNH in 2016 and 2015, respectively (see Note 3 - "Acquisitions" for additional information), and therefore are now consolidated subsidiaries.

•
API Tech is a designer and manufacturer of high performance systems, subsystems, modules, and components. In April 2016, API Tech consummated a merger pursuant to which holders of its common stock received $2.00 for each share held. Upon consummation of the merger, Steel Excel received $22,900 for its investment in API Tech, and Steel Excel no longer had an investment in API Tech.

Equity Method, Carried at Cost:

•
Steel Excel has an investment in iGo, a provider of accessories for mobile devices. The investment is being accounted for under the traditional equity method. Based on the closing market price of iGo's publicly-traded shares, the value of the investment in iGo was approximately $3,400 and $3,700 at December 31, 2017 and 2016, respectively.

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

	December 31,
	2017	2016
Summary of balance sheet amounts:
Current assets	$257,846	$317,014
Non-current assets	23,452	28,169
Total assets	$281,298	$345,183
Current liabilities	$149,155	$200,966
Non-current liabilities	69,172	67,483
Total liabilities	218,327	268,449
Equity	62,971	76,734
Total liabilities and equity	$281,298	$345,183

	Year Ended December 31,
	2017	2016	2015
Summary income statement amounts:
Revenue	$436,620	$541,540	$780,040
Gross profit	36,365	43,589	119,148
Loss from continuing operations	(24,409)	(48,801)	(20,471)
Net loss after noncontrolling interests	(25,827)	(50,007)	(16,371)

Other Investments

In 2016, Steel Excel fully-impaired a promissory note and recognized an impairment charge of $3,000. Steel Excel previously held a $25,000 cost-method investment in a limited partnership that co-invested with other private investment funds in a public company. Upon liquidation, the Company recognized a gain on the non-monetary exchange of approximately $9,300 based on the fair value of the shares received of $34,300. The shares of common stock of the public company investee received are reported with the Company's marketable securities and are classified as "available-for-sale" securities at December 31, 2016.

WebBank had $32,816 and $11,558 of held-to-maturity securities at December 31, 2017 and 2016. WebBank records these securities at amortized cost, and they are included in Other non-current assets on the Company's consolidated balance sheets. The dollar value of these securities with expected maturities between one and five years is $8,580, five through ten years is $22,552 and after ten years in $1,684. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The securities are collateralized by unsecured consumer loans. These securities had an estimated fair value of $32,842 and $11,556 at December 31, 2017 and 2016, respectively.

10. DEPOSITS

A summary of WebBank deposits is as follows:

	December 31, 2017	December 31, 2016
Time deposits year of maturity:
2017	$—	$105,155
2018	191,528	110,812
2019	115,819	57,848
2020	89,974	—
Total time deposits	397,321	273,815
Money market deposits	113,679	91,790
Total deposits (a)	$511,000	$365,605
Current	$305,207	$196,944
Long-term	205,793	168,661
Total deposits	$511,000	$365,605

(a)
All time deposits accounts are under $250. The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of Deposits was $511,473 and $365,178 at December 31, 2017 and 2016, respectively.

11. LONG-TERM DEBT

Debt consists of the following:

	December 31, 2017	December 31, 2016
Short term debt:
API - foreign	$913	$832
HNH - foreign	711	553
Short-term debt	1,624	1,385
Long-term debt:
SPLP revolving facility	406,981	58,651
HNH revolving facilities	—	267,224
HNH other debt - domestic	6,062	6,493
HNH foreign loan facilities	—	1,019
Steel Excel term loan, net of unamortized debt issuance costs	—	36,195
API term loans	—	11,142
API revolving facilities	—	12,330
Subtotal	413,043	393,054
Less portion due within one year	459	62,928
Long-term debt	412,584	330,126
Total debt	$414,667	$394,439

Long-term debt as of December 31, 2017 matures in each of the next five years as follows:

	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt	$413,043	$459	$459	$3,973	$101	$408,051	$—

SPLP Revolving Credit Facility

On November 14, 2017, SPH Group Holdings, Steel Excel, API Americas Inc., HNH and Cedar 2015 Limited (collectively, the "Borrowers"), each a direct or indirect subsidiary of the Company, entered into a credit agreement ("Credit Agreement") that consolidates a number of the Company's existing credit facilities into one combined, revolving credit facility covering substantially all of the Company's subsidiaries, with the exception of WebBank. The Credit Agreement provides for a revolving credit facility in an aggregate principal amount not to exceed $600,000, which includes a $55,000 subfacility for swing line loans and a $50,000 subfacility for standby letters of credit. The Credit Agreement also permits the Borrowers, under certain circumstances, to increase the aggregate principal amount of revolving credit commitments under the Credit Agreement by up to $150,000. Borrowings under the Credit Agreement bear interest, at the Borrower's option, at annual rates of either the Base Rate or the Euro-Rate, as defined, plus an applicable margin as set forth in the Credit Agreement (1.0% and 2.00%, respectively, for Base Rate and Euro-Rate borrowings at December 31, 2017), and the Credit Agreement provides for a commitment fee to be paid on unused borrowings. The weighted average interest rate on the Credit Agreement was 3.52% at December 31, 2017. At December 31, 2017, letters of credit totaling $10,636 had been issued under the Credit Agreement, including $3,488 of the letters of credit guaranteeing various insurance activities, and $6,256 for environmental and other matters. The Credit Agreement permits SPLP, the parent, to fund the dividends on its preferred units and its routine corporate expenses. The Company's total availability under the Credit Agreement, which is based upon earnings and certain covenants as described in the Credit Agreement, was approximately $71,400 as of December 31, 2017.

The Credit Agreement will expire with all amounts outstanding due and payable, on November 14, 2022. The Credit Agreement is guaranteed by substantially all existing and thereafter acquired assets of the Borrowers and the Guarantors, as defined in the agreement, and a pledge of all of the issued and outstanding shares of capital stock of each of the Borrowers' and Guarantors' subsidiaries, and is fully guaranteed by the Guarantors. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, as defined. The Company was in compliance with all debt covenants at December 31, 2017.

SPLP's prior credit facility provided for a revolving credit facility with borrowing availability of up to $105,000. Amounts outstanding under the prior credit facility bore interest at SPLP's option at either LIBOR or the Base Rate, as defined, plus an applicable margin under the loan agreement, and required a commitment fee to be paid on unused borrowings. Any amounts outstanding under the prior credit facility were paid in full on October 23, 2017.

HNH Debt

Senior Credit Facility

As part of SPLP's new Credit Agreement, HNH paid all amounts outstanding under their prior senior credit facility on November 14, 2017. HNH's prior senior credit facility, as amended, consisted of a revolving credit facility in an aggregate principal amount not to exceed $400,000, a $20,000 sublimit for the issuance of letters of credit and a $20,000 sublimit for the issuance of swing loans. Borrowings under the Senior Credit Facility bore interest at HNH's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement. In addition, HNH was required to pay commitment fees per annum on the daily unused amount of the revolving loans.

Master Lease Agreement

During the year ended December 31, 2016, HNH entered into a master lease agreement with TD Equipment Finance, Inc. ("TD Equipment"), which establishes the general terms and conditions for a $10,000 credit facility under which HNH may lease equipment and other property from TD Equipment pursuant to the terms of individual lease schedules. As of December 31, 2017, $6,596 was outstanding under the master lease agreement, which is included in Other non-current liabilities on the Company's consolidated balance sheet. As of December 31, 2016, no leases had been entered into under the master lease agreement.

Steel Excel Loans

As part of SPLP's new Credit Agreement, Steel Excel paid all amounts outstanding under their prior credit agreement on November 14, 2017. Steel Excel's prior credit agreement provided for a borrowing capacity of $105,000 consisting of a $95,000 secured term loan and up to $10,000 in revolving loans, subject to a borrowing base of 85% of the eligible trade receivables. Borrowings under the prior credit agreement bore interest at annual rates of either (i) the Base Rate plus an applicable margin or (ii) LIBOR plus an applicable margin. The applicable margin for both Base Rate and LIBOR was determined based on the leverage ratio calculated in accordance with the prior credit agreement.

API Long-Term Debt Facilities

Term Loans

As part of SPLP's new Credit Agreement, API paid all amounts outstanding on their term loans on November 14, 2017. API's prior term loans principally bore interest at LIBOR plus 3.00%.

Revolving Facilities

As part of SPLP's new Credit Agreement, API paid all amounts outstanding under their prior credit facilities in the UK and U.S. API's prior credit facility in the UK was a multi-currency revolving agreement of £13,500 (approximately $16,500) that bore interest at LIBOR plus a margin of between 1.50% and 2.40%. The prior credit facility in the U.S. bore interest at LIBOR plus 3.00%.

12. FINANCIAL INSTRUMENTS

At December 31, 2017 and 2016, financial instrument liabilities and related restricted cash consisted of $15,629 and $12,640, respectively, of short sales of corporate securities. Activity is summarized below for financial instrument liabilities and related restricted cash:

	Year Ended December 31,
	2017	2016
Balance, beginning of period	$12,640	$21,639
Settlement of short sales of corporate securities	(94)	(9,229)
Short sales of corporate securities	165	170
Net investment losses	2,918	60
Balance of financial instrument liabilities and related restricted cash, end of period	$15,629	$12,640

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

Foreign Currency Forward Contracts

API enters into foreign currency forward contracts to hedge certain of its receivables and payables denominated in other currencies. In addition, API enters into foreign currency forward contracts to hedge the value of certain of its future sales denominated in Euros and the value of its future purchases denominated in USD. These hedges have settlement dates ranging through December 2018. The forward contracts that are used to hedge the risk of foreign exchange movement on its receivables and payables are accounted for as fair value hedges. At December 31, 2017, there was a contract in place to buy Sterling and sell Euros in the amount of €10,000.The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net change in fair value of the derivative assets and liabilities are recognized in the Company's consolidated statements of operations. The forward contracts that are used to hedge the value of API's future sales and purchases are accounted for as cash flow hedges. At December 31, 2017, there were contracts in place to hedge the value of future sales denominated in Euros in the amount of €20,175 and the value of future purchases denominated in USD in the amount of $4,875. These hedges are fully effective, and, accordingly the changes in fair value are recorded in AOCI and, at maturity, any gain or loss on the forward contract is reclassified from AOCI into the Company's consolidated statements of operations. For additional information on the Company's accounting policy related to foreign forward currency contracts, see Note 2 - "Summary of Significant Accounting Policies."

WebBank - Derivative Financial Instruments

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheet at December 31, 2017 and are classified within Level 3 in the fair value hierarchy (see Note 17 - "Fair Value Measurements"). At December 31, 2017, derivatives outstanding mature within 3 to 5 years. Gains and losses resulting from changes in fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Call and Put Options

For the year ended December 31, 2017, the Company sold call options for proceeds of approximately $230 and purchased put options totaling $783 related to an exchange traded index fund. The options are traded in active markets, and accordingly, the Company records the fair value of the options through the use of quoted prices and records any changes in fair value in the consolidated statements of operations in Other (income) expenses, net. These derivative financial instruments are classified within Level 1 in the fair value hierarchy.

Precious Metal and Commodity Inventories

As of December 31, 2017, the Company had the following outstanding forward contracts with settlement dates ranging through January 2018. There were no futures contracts outstanding at December 31, 2017.

Commodity	Amount	Notional Value
Silver	137,157 ounces	$2,294
Gold	800 ounces	$1,032
Copper	275,000 pounds	$858
Tin	25 metric tons	$482

Of the total forward contracts outstanding, 17,157 ounces of silver and substantially all the copper contracts are designated and accounted for as fair value hedges and are associated primarily with the Company's precious metal inventory carried at fair value. The remaining outstanding forward contracts for silver, and all the contracts for gold and tin, are accounted for as economic hedges. For additional information on the Company's accounting policy related to these fair value hedges, see Note 2 - "Summary of Significant Accounting Policies."

The forward contracts were made with a counterparty rated A+ by Standard & Poors. Accordingly, the Company has determined that there is minimal credit risk of default. The Company estimates the fair value of its derivative contracts through the use of market quotes or with the assistance of brokers when market information is not available. The Company maintains collateral on account with the third-party broker. Such collateral consists of both cash that varies in amount depending on the value of open contracts, as well as ounces of precious metal held on account by the broker.

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets and the effect of derivative instruments in the Company's consolidated statements of operations is shown in the tables below:

		December 31,
Derivative	Balance Sheet Location	2017	2016
Commodity contracts (a), (b)	Accrued liabilities	$(49)	$(111)
Commodity contracts (c)	(Accrued liabilities)/Prepaid expenses and other current assets	(78)	3
Foreign exchange forward contracts (a), (d)	Prepaid expenses and other current assets/(Accrued liabilities)/	166	(872)
Foreign exchange forward contracts (a), (b)	Accrued liabilities	(188)	(76)
Economic interest in loans (c)	Other non-current assets	13,126	6,162
Call options	Other current liabilities	(258)	—
Put options	Prepaid expenses and other current assets	3	—
Total derivatives		$12,722	$5,106

		Year Ended December 31,
		2017	2016	2015
Derivative	Statements of Operations Location	Gain (Loss)	Gain (Loss)	Gain (Loss)
Commodity contracts (a), (b)	Cost of goods sold	$(435)	$(1,520)	$1,467
Commodity contracts (c)	Cost of goods sold	(61)	(257)	246
Commodity contracts (c)	Realized and unrealized (loss) gain on derivatives	(145)	148	588
Interest rate swap agreements (c)	Interest expense	—	—	(77)
Foreign exchange forward contracts (a), (d)	Revenue/Cost of goods sold	(1,357)	(1,404)	2,063
Foreign exchange forward contracts (a), b)	Other (expenses) income, net	(339)	(700)	21
Economic interest in loans (c)	Revenue	8,902	7,148	—
Call options	Other expenses, net	(28)	—	—
Put options	Other expenses, net	(780)	—	—
Total derivatives		$5,757	$3,415	$4,308
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

At December 31, 2017 and 2016, WebBank's undisbursed loan commitments totaled $148,529 and $184,784, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without the credit being extended, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each prospective borrower's credit worthiness on a case-by-

case basis. The amount of collateral obtained, if deemed necessary by WebBank upon extension of credit, is based on management's credit evaluation of the borrower and WebBank's counterparty.

WebBank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. WebBank uses the same credit policy in making commitments and conditional obligations as it does for on-balance sheet instruments.

WebBank estimates an allowance for potential losses on off-balance sheet contingent credit exposures related to the guaranteed amount of its Small Business Administration ("SBA") and United States Department of Agriculture ("USDA") loans and whether or not the SBA/USDA honors the guarantee. WebBank determines the allowance for these contingent credit exposures based on historical experience and portfolio analysis. The allowance is included in Other non-current liabilities on the Company's consolidated balance sheets, with any related increases or decreases in the reserve included in SG&A in the Company's consolidated statements of operations. The allowance was $188 at both December 31, 2017 and 2016.

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

Pension benefits for the WPC bargained participants include both defined benefit and defined contribution features, since the plan includes the account balances from the RSP Plan. The gross benefit, before offsets, is calculated based on years of service and the benefit multiplier under the plan. The net defined benefit pension plan benefit is the gross amount offset for the benefits payable from the RSP Plan and benefits payable by the Pension Benefit Guaranty Corporation from previously terminated plans. Individual employee accounts established under the RSP Plan are maintained until retirement. Upon retirement, participants who are eligible for the WHX Pension Plan and maintain RSP Plan account balances will normally receive benefits from the WHX Pension Plan. When these participants become eligible for benefits under the WHX Pension Plan, their vested balances in the RSP Plan become assets of the WHX Pension Plan. Although these RSP Plan assets cannot be used to fund any of the net benefit that is the basis for determining the defined benefit plan's net benefit obligation at the end of the year, the Company has included the amount of the RSP Plan accounts of $14,800 and $13,100 on a gross-basis as both assets and liabilities of the plan as of December 31, 2017 and 2016, respectively.

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

Certain current and retired employees of HNH are covered by a qualified post-retirement medical benefit plan, which provides benefits for medical expenses and prescription drugs. Contributions from a majority of the participants are required, and for those retirees and spouses, HNH's payments are capped.

Actuarial losses for the WHX Pension Plan are being amortized over the average future lifetime of the participants, which is expected to be approximately 19 years, and for the JPS Plan, 16 years. The Company believes that use of the future lifetime of the participants is appropriate because the plans are inactive.

API Plan

The API Plan is a defined benefit pension plan providing benefits based on final pensionable earnings, as defined in the API Plan, funded by the payment of contributions to a separately administered trust fund. Benefits under the API Plan were frozen and the plan was closed to new participants in December 2008.

Certain employees of API's Rahway, New Jersey plant participate in a multiemployer pension plan. For the year ended December 31, 2017, API recorded a one-time charge of $4,300 related to pension obligations associated with the closure of the Rahway, New Jersey plant, which charge is not included in the table below.

The following table presents the components of pension expense and other post-retirement benefit (income) expense for the HNH and API benefit plans:

	Pension Benefits			Other Post-Retirement Benefits
	2017	2016	2015	2017	2016	2015
Service cost	$—	$—	$54	$—	$—	$—
Interest cost	21,910	23,438	24,870	33	35	46
Expected return on plan assets	(25,969)	(29,356)	(29,253)	—	—	—
Amortization of prior service cost	—	—	—	(103)	(103)	(103)
Amortization of actuarial loss	9,228	8,320	6,229	48	47	37
Settlement/Curtailment	—	14	—	—	—	—
Total	$5,169	$2,416	$1,900	$(22)	$(21)	$(20)

Actuarial assumptions used to develop the components of pension expense and other post-retirement benefit (income) expense were as follows:

	Pension Benefits			Other Post-Retirement Benefits
	2017	2016	2015	2017	2016	2015
Discount rates:
WHX Pension Plan	3.84%	4.01%	3.70%	N/A	N/A	N/A
WHX Pension Plan II	3.64%	—%	—%	N/A	N/A	N/A
JPS Pension Plan	3.81%	3.93%	4.00%	N/A	N/A	N/A
API Pension Plan	2.65%	3.80%	3.70%	N/A	N/A	N/A
Other post-retirement benefit plans	N/A	N/A	N/A	3.74%	3.89%	3.55%
HNH expected return on assets	6.50%	7.00%	7.00%	N/A	N/A	N/A
API expected return on assets	3.87%	4.84%	4.61%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Health care cost trend rate - initial	N/A	N/A	N/A	6.25%	6.50%	6.75%
Health care cost trend rate - ultimate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate reached	N/A	N/A	N/A	2022	2022	2022

HNH's pension expense in 2016 was favorably impacted by a change in the manner by which the interest cost component of net periodic pension expense was determined; specifically, by utilizing the "spot rate approach," which provides a more precise measurement of interest cost. The impact of this change was to reduce annual pension expense in 2016 by approximately $4,800. The Company also utilized the "spot rate approach" in 2017 and expects to utilize this method in future periods.

The measurement date for plan obligations is December 31. The discount rate is the rate at which the plans' obligations could be effectively settled and is based on high quality bond yields as of the measurement date.

Summarized below is a reconciliation of the funded status for HNH's and API's qualified defined benefit pension plans and other post-retirement benefit plan:

	HNH Plans		API Plan
	Pension Benefits		Pension Benefits		Other Post-Retirement Benefits
	2017	2016	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at January 1	$597,405	$613,394	$136,564	$139,039	$1,152	$1,213
Interest cost	18,183	18,507	3,730	4,763	33	35
Actuarial loss (gain)	27,324	7,970	4,204	26,058	(107)	(3)
Participant contributions	—	—	—	—	—	2
Benefits paid	(41,718)	(42,466)	(5,338)	(6,812)	(75)	(95)
Impact of foreign exchange rate	—	—	12,846	(26,484)	—	—
Benefit obligation at December 31	$601,194	$597,405	$152,006	$136,564	$1,003	$1,152
Change in plan assets:
Fair value of plan assets at January 1	$331,872	$347,921	$118,327	$129,235	$—	$—
Actual returns on plan assets	24,239	9,903	15,261	18,540	—	—
Participant contributions	—	—	—	—	—	2
Benefits paid	(41,718)	(42,466)	(5,338)	(6,797)	(75)	(95)
Company contributions	35,426	16,514	901	959	75	93
Impact of foreign exchange rate	—	—	11,483	(23,610)	—	—
Fair value of plan assets at December 31	349,819	331,872	140,634	118,327	—	—
Funded status	$(251,375)	$(265,533)	$(11,372)	$(18,237)	$(1,003)	$(1,152)
Accumulated benefit obligation ("ABO") for qualified defined benefit pension plans:
ABO at January 1	$597,405	$613,394	$136,564	$139,039	$1,152	$1,213
ABO at December 31	$601,194	$597,405	$152,006	$136,564	$1,003	$1,152
Amounts recognized on the consolidated balance sheets:
Current liability	$—	$—	$—	$—	$(105)	$(107)
Non-current liability	(251,375)	(265,533)	(11,372)	(18,237)	(898)	(1,045)
Total	$(251,375)	$(265,533)	$(11,372)	$(18,237)	$(1,003)	$(1,152)

The weighted average assumptions used in the valuations at December 31 were as follows:

	Pension Benefits		Other Post-Retirement Benefits
	2017	2016	2017	2016
Discount rates:
WHX Pension Plan	3.45%	3.84%	N/A	N/A
WHX Pension Plan II	3.33%	3.64%	N/A	N/A
JPS Pension Plan	3.40%	3.81%	N/A	N/A
API Pension Plan	2.50%	2.65%	N/A	N/A
Other post-retirement benefit plans	N/A	N/A	3.39%	3.74%
Health care cost trend rate - initial	N/A	N/A	6.50%	6.25%
Health care cost trend rate - ultimate	N/A	N/A	5.00%	5.00%
Year ultimate reached	N/A	N/A	2024	2022

The effect of a 1% increase (decrease) in health care cost trend rates on benefit expense and on other post-retirement benefit obligations is not significant.

Pretax amounts included in Accumulated other comprehensive loss at December 31, 2017 and 2016 were as follows:

	HNH Plans		API Plan
	Pension Benefits		Pension Benefits		Other Post-Retirement Benefits
	2017	2016	2017	2016	2017	2016
Prior service credit	$—	$—	$—	$—	$(1,093)	$(1,196)
Net actuarial loss	254,599	239,493	7,083	12,514	615	770
Accumulated other comprehensive loss (income)	$254,599	$239,493	$7,083	$12,514	$(478)	$(426)

The pretax amount of actuarial losses and prior service credit included in Accumulated other comprehensive loss at December 31, 2017 that is expected to be recognized in net periodic benefit cost in 2018 is $10,154.

Other pretax changes in plan assets and benefit obligations recognized in comprehensive (loss) income are as follows:

	HNH Plans			API Plan
	Pension Benefits			Pension Benefits			Other Post-Retirement Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Current year actuarial (loss) gain	$(24,333)	$(21,517)	$(48,505)	$6,339	$(13,156)	$(903)	$107	$3	$(159)
Amortization of actuarial loss	9,228	8,320	6,229	—	—	—	48	47	37
Amortization of prior service credit	—	—	—	—	—	—	(103)	(103)	(103)
Total recognized in comprehensive (loss) income	$(15,105)	$(13,197)	$(42,276)	$6,339	$(13,156)	$(903)	$52	$(53)	$(225)

The actuarial losses in 2017 in the HNH Plans occurred principally because the discount rate used to measure benefit obligations at the end of the fiscal year decreased from the prior fiscal year-end. In 2016 and 2015, the actuarial losses occurred principally because the investment returns on the assets of the pension plans were lower than actuarial assumptions.

Benefit obligations were in excess of plan assets for each of the pension plans and the other post-retirement benefit plan at both December 31, 2017 and 2016. Additional information for the plans with accumulated benefit obligations in excess of plan assets:

	HNH Plans		API Plan
	Pension Benefits		Pension Benefits		Other Post-Retirement Benefits
	2017	2016	2017	2016	2017	2016
Projected benefit obligation	$601,194	$597,405	$152,006	$136,564	$1,003	$1,152
Accumulated benefit obligation	$601,194	$597,405	$152,006	$136,564	$1,003	$1,152
Fair value of plan assets	$349,819	$331,872	$140,634	$118,327	$—	$—

In determining the expected long-term rate of return on plan assets, the Company evaluated input from various investment professionals. In addition, the Company considered its historical compound returns, as well as the Company's forward-looking expectations. The Company determines its actuarial assumptions for its pension and other post-retirement benefit plans each year to calculate liability information as of December 31, and pension and other post-retirement benefit expense or income for the following year. The discount rate assumption is derived from the rate of return on high-quality bonds as of December 31 of each year.

The Company's investment policy is to maximize the total rate of return with a view to long-term funding objectives of the pension plans to ensure that funds are available to meet benefit obligations when due. Pension plan assets are diversified to the extent necessary to minimize risk and to achieve an optimal balance between risk and return. There are no target allocations. The HNH Plans' assets are diversified as to type of assets, investment strategies employed and number of investment managers used. Investments may include equities, fixed income, cash equivalents, convertible securities, and private investment funds. Derivatives may be used as part of the investment strategy. The Company may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with asset allocation guidelines established by the Company.

The fair value of pension investments is defined by reference to one of three categories (Level 1, Level 2 or Level 3) based on the reliability of inputs, as such terms are defined in Note 2 - "Summary of Significant Accounting Policies." HNH's pension plans assets at December 31, 2017 and 2016, by asset category, are as follows:

Fair Value Measurements as of December 31, 2017:
	Assets at Fair Value as of December 31, 2017
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. mid-cap	$28,715	$—	$—	$28,715
U.S. large-cap	66,076	—	—	66,076
U.S. small-cap	3,214	—	—	3,214
International large-cap	1,188	—	—	1,188
Fixed income securities	2,217	—	—	2,217
Mortgage backed securities	—	10,682	—	10,682
U.S. Government debt securities	—	14,001	—	14,001
Corporate bonds and loans	—	35,033	—	35,033
Convertible promissory notes	—	—	4,202	4,202
Stock warrants	—	—	193	193
Private company common stock	—	—	1,050	1,050
Subtotal	$101,410	$59,716	$5,445	166,571
Pension assets measured at net asset value (1)
Hedge funds: (2)
Equity long/short				45,147
Event driven				49,757
Value driven				19,960
Private equity - asset based lending - maritime (3)				8,466
Funds of funds - long-term capital growth (4)				12,517
Common trust funds: (2)
Other				3
Insurance separate account (5)				15,009
Total pension assets measured at net asset value				150,859
Cash and cash equivalents				28,397
Net receivables				3,992
Total pension assets				$349,819

Fair Value Measurements as of December 31, 2016:
	Assets at Fair Value as of December 31, 2016
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. mid-cap	$22,560	$—	$—	$22,560
U.S. large-cap	34,256	—	—	34,256
Convertible promissory notes	—	—	3,500	3,500
Stock warrants	—	—	875	875
Subtotal	$56,816	$—	$4,375	61,191
Pension assets measured at net asset value (1)
Hedge funds: (2)
Equity long/short				6,832
Event driven				47,771
Value driven				17,648
Funds of funds - long-term capital growth (4)				8,325
Common trust funds: (2)
Other				78
Insurance separate account (5)				14,391
Total pension assets measured at net asset value				95,045
Cash and cash equivalents				175,435
Net receivables				201
Total pension assets				$331,872

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(2)
Hedge funds and common trust funds are comprised of shares or units in commingled funds that may not be publicly traded. The underlying assets in these funds are primarily publicly traded equity securities and fixed income securities.

(3)	The limited partnership is a direct lending private debt fund which serves as an alternative source of liquidity for the shipping industry.

(4)
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

(5)
The JPS Pension Plan holds a deposit administration group annuity contract with an immediate participation guarantee from Transamerica Life Insurance Company ("TFLIC"). The TFLIC contract unconditionally guarantees benefits to certain salaried JPS Pension Plan participants earned through June 30, 1984 in the pension plan of a predecessor employer. The assets deposited under the contract are held in a separate custodial account ("TFLIC Assets"). If the TFLIC Assets decrease to the level of the trigger point (as defined in the contract), which represents the guaranteed benefit obligation representing the accumulated plan benefits as of June 30, 1984, TFLIC has the right to cause annuities to be purchased for the individuals covered by these contract agreements. Since the TFLIC Assets have remained in excess of the trigger point, no annuities have been purchased for the individuals covered by these contract arrangements.

API's pension plans' assets at December 31, 2017 and 2016 by asset category, are as follows:

Fair Value Measurements as of December 31, 2017:
	Assets at Fair Value as of December 31, 2017
Asset Class	Level 1	Level 2	Level 3	Total
Equities	$67,634	$—	$—	$67,634
Bonds	—	14,568	—	14,568
Property	—	13,159	—	13,159
Liability-driven instrument (1)	—	30,980	—	30,980
Private markets	—	—	13,845	13,845
Cash and cash equivalents	448	—	—	448
Total pension assets	$68,082	$58,707	$13,845	$140,634

Fair Value Measurements as of December 31, 2016:
	Assets at Fair Value as of December 31, 2016
Asset Class	Level 1	Level 2	Level 3	Total
Equities	$55,889	$—	$—	$55,889
Bonds	—	12,805	—	12,805
Property	—	15,087	—	15,087
Liability-driven instrument (1)	—	27,016	—	27,016
Hedge funds (2)	—	7,460	—	7,460
Cash and cash equivalents	70	—	—	70
Total pension assets	$55,959	$62,368	$—	$118,327

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

There were no assets for which fair value was determined using significant unobservable inputs (Level 3) during 2015 for the HNH Plans. During 2017 and 2016, changes in the HNH Plans' Level 3 assets were as follows:

Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended December 31, 2017	Convertible Promissory Notes	Stock Warrants	Private Company Common Stock	Total
Beginning balance as of January 1, 2017	$3,500	$875	$—	$4,375
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Gains or losses included in changes in net assets	702	—	175	877
Purchases, issuances, sales and settlements		—
Purchases	—	—	875	875
Issuances	—	193	—	193
Sales	—	—	—	—
Settlements	—	(875)	—	(875)
Ending balance as of December 31, 2017	$4,202	$193	$1,050	$5,445

Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended December 31, 2016	Convertible Promissory Notes	Stock Warrants	Total
Beginning balance as of January 1, 2016	$—	$—	$—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Gains or losses included in changes in net assets	—	—	—
Purchases, issuances, sales and settlements		—	—
Purchases	3,500	875	4,375
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance as of December 31, 2016	$3,500	$875	$4,375

The Company's policy is to recognize transfers in and transfers out of Level 3 as of the date of the event or change in circumstances that caused the transfer.

There were no assets for which fair value was determined using significant unobservable inputs (Level 3) during 2015 and 2016 for the API Plan. In 2017, changes in the API Plan's Level 3 net assets consisted of transfers in of $13,395 and a gain of $450.

     The following tables present the category, fair value, unfunded commitments, redemption frequency and redemption notice period of those assets for which fair value was estimated using the net asset value per share (or its equivalents), as well as plan assets which have redemption notice periods, as of December 31, 2017 and 2016:

Class Name	Description	Fair Value December 31, 2017	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds	Global long short feeder fund	$11,416	$—	Monthly (1)	90 days
Hedge funds	US long small cap value hedge fund	$10,003	$—	Quarterly (2)	90 days
Hedge funds	International equity long/short hedge fund	$11,504	$—	Quarterly (3)	90 days (3)
Hedge funds	Multi-strategy hedge fund	$1,756	$3,250	(4)	(4)
Hedge funds	Value driven hedge fund	$19,960	$—	(5)	6 months
Fund of funds	Long-term capital growth	$12,517	$23,958	(6)	95 days
Hedge funds	Equity long/short hedge funds	$10,468	$—	(7)	60 days
Hedge funds	Event driven hedge funds	$49,757	$—	Monthly	90 days
Common trust funds	Collective equity investment funds	$3	$—	Daily	0-2 days
Insurance separate account	Insurance separate account	$15,009	$—	(8)	(8)
Private equity	Asset-based lending-maritime	$8,466	$1,444	(9)	(9)
Private equity	Value oriented partnership investment fund	$—	$12,500	(10)	(10)
Private equity	Opportunistic long/short private investment fund	$—	$3,000	(11)	(11)
Offshore feeder fund	Pan-Asia equity long/short	$—	$3,000	(12)	(12)

(1)	3 year lock up and 5% redemption fee if under 3 years. Annual limited redemption of 10% per shareholder in any twelve month period, subject to 30 days' notice.

(2)	Maximum withdrawal is 25%. Can withdraw 100% over 4 consecutive calendar quarters in 25% increments.

(3)
Redemptions are subject to (i) a rolling thirty-six month holding period and (ii) a one-quarter investor level gate. There is a holdback of 10% upon complete distribution until completion of the audit of the fund for that year, without interest.

(4)	Limited partnership formed in 2017. Commitment of $5,000, no right to withdraw. The fund has a four years duration with the option for two additional 1 year extensions.

(5)	5 year staggered lockup period. One-third of the investment on each of December 31, 2020, 2021 and 2022.

(6)
Each capital commitment is subject to a commitment period of 3 years during which capital may be drawn-down, subject to two 1-year extensions. During the commitment period, no withdrawals are permitted. Once permitted, withdrawals of available liquidity in underlying investment vehicles is permitted quarterly. The fund-of-funds will not invest in any fund or investment vehicle that has an initial lock-up period of more than 5 years. Upon complete redemption, a holdback of up to 10% is withheld and paid after the fund's financial statement audit.

(7)	Redeemable annually subject to 3 years rolling, staggered lock up period. Upon complete redemption, a holdback of up to 10% is withheld and paid after the fund's financial statement audit.

(8)
Except for benefit payments to participants and beneficiaries and related expenses, withdrawals are restricted for substantially all of the assets in the account, as defined in the contract. However, a suspension or transfer can be requested with 30 days' notice. When funds are exhausted either by benefit payments, purchase of annuity contracts or transfer, the related contract terminates.

(9)
Entered into an agreement effective December 15, 2016 with a commitment of $10,000. The agreement contains a commitment period of 3 years, subject to an extension of up to one additional year. Voluntary withdrawals are not permitted. Complete distributions will be made after 8 years, subject to an extension of an additional 2 years.

(10)
Entered into an agreement effective September 8, 2016 for a commitment of $12,500 to a limited partnership private equity fund. Capital has not been called as of December 31, 2017. Voluntary withdrawals will not be permitted. Complete distributions will be made after 10 years, subject to an extension of an additional one year. The agreement provided for loans to the fund, and as of December 31, 2017, a $3,000 loan receivable was outstanding from the fund. Per the loan agreement, a loan exists until the partnership issues a drawdown notice.  Upon issuance of a drawdown notice, a capital contribution to the partnership will be deemed to be made and deemed to have repaid the loan to the extent of the capital contribution.

(11)
During 2017, the WHX and JPS plans committed $5,000 to a fund which had a capital call for $2,000 due January 1, 2018, funded on December 29, 2017 and recorded as cash as of December 31, 2017. This fund's objective is generating returns on its long and short positions in companies undergoing change.

(12)
During 2017, the WHX and JPS plans committed $5,000 to a fund which had a capital call for $2,000 due January 1, 2018, funded on December 29, 2017 and recorded as cash as of December 31, 2017. The fund's investment focus is on companies with substantial exposure in the Asian-Pacific region.

In addition to those on the table above, HNH has an additional unfunded commitment at December 31, 2017 totaling $10,000 for a separately managed investment account which will have an all-cap value strategy.

Class Name	Description	Fair Value December 31, 2016	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds	Value driven hedge fund	$17,648	$—	(1)	6 months
Fund of funds	Long-term capital growth	$8,325	$27,022	(2)	95 days
Hedge funds	Equity long/short hedge funds	$6,832	$6,250	(3)	60 days
Hedge funds	Event driven hedge funds	$47,771	$—	Monthly	90 days
Common trust funds	Collective equity investment funds	$78	$—	Daily	0-2 days
Insurance separate account	Insurance separate account	$14,391	$—	(4)	(4)
Private equity	Asset-based lending-maritime	$—	$10,000	(5)	(5)
Private equity	Value oriented partnership investment fund	$—	$12,500	(6)	(6)

(1)	5 year staggered lockup period. One-third of the investment on each of December 31, 2020, 2021 and 2022.

(2)
Each capital commitment is subject to a commitment period of 3 years during which capital may be drawn-down, subject to two one-year extensions. During the commitment period, no withdrawals are permitted. Once permitted, withdrawals of available liquidity in underlying investment vehicles is permitted quarterly. The fund-of-funds will not invest in any fund or investment vehicle that has an initial lock-up period of more than 5 years. Upon complete redemption, a holdback of up to 10% is withheld and paid after the fund's financial statement audit.

(3)	Redeemable annually subject to 3 years rolling, staggered lock up period. Upon complete redemption, a holdback of up to 10% is withheld and paid after the fund's financial statement audit.

(4)
Except for benefit payments to participants and beneficiaries and related expenses, withdrawals are restricted for substantially all of the assets in the account, as defined in the contract. However, a suspension or transfer can be requested with 30 days' notice. When funds are exhausted either by benefit payments, purchase of annuity contracts or transfer, the related contract terminates.

(5)
Entered into an agreement effective December 15, 2016 with a commitment of $10,000. Capital had not been called as of December 31, 2016. The agreement contains a commitment period of 3 years, subject to an extension of up to one additional year. Voluntary withdrawals are not permitted. Complete distributions will be made after 8 years, subject to an extension of an additional 2 years.

(6)
Entered into an agreement effective September 8, 2016 with a commitment of $12,500. Capital has not been called as of December 31, 2016. Voluntary withdrawals are not permitted. Complete distributions will be made after 10 years, subject to an extension of an additional one year.

In addition to those on the table above, HNH had an additional unfunded commitment at December 31, 2016 which totaled $20,000 for a separately managed investment account which will have a U.S. mid/large-cap equity strategy.

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

HNH expects to have required minimum annual contributions for 2018, 2019, 2020, 2021, 2022, and for the five years thereafter of $32,200, $33,400, $35,800, $31,400, $32,100 and $43,200, respectively. API expects to have required minimum annual contributions of $938 for 2018, 2019, 2020, 2021 and 2022, and $938 for the five years thereafter. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

Benefit Payments

Estimated future benefit payments for the benefit plans over the next ten years are as follows:

	Pension Benefits		Other Post-Retirement
Years	HNH Plans	API Plan	Benefits
2018	$43,539	$5,037	$105
2019	43,117	5,291	91
2020	42,528	5,532	75
2021	41,824	6,363	73
2022	41,108	6,711	71
2023-2027	191,272	40,024	323

401(k) Plans

Certain employees participate in a SPLP sponsored savings plan which qualifies under Section 401(k) of the Internal Revenue Code. SPLP presently makes a contribution to match 50% of the first 6% of the employee's contribution. The charge to expense for SPLP's matching contributions totaled $290, $250 and $283 for the years ended December 31, 2017, 2016 and 2015, respectively.

In addition, certain employees participate in a HNH sponsored savings plan which qualifies under Section 401(k) of the Internal Revenue Code. This savings plan allows eligible employees to contribute from 1% to 75% of their income on a pretax basis. HNH presently makes a contribution to match 50% of the first 6% of the employee's contribution. The charge to expense for HNH's matching contributions amounted to $2,200 in 2017, $2,200 in 2016 and $1,900 in 2015.

14. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of December 31, 2017, the Company had 26,348,420 Class A units (regular common units) outstanding.
Common Unit Repurchase Program

On December 7, 2016, the Board of Directors of the general partner of the Company approved the repurchase of up to 2,000,000 of the Company's common units ("Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. During 2017, the Company purchased 309,680 common units for an aggregate price of approximately $5,958.

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

Preferred Units

The 6.0% Series A preferred units, no par value ("SPLP Preferred Units"), which were issued during 2017 in connection with the Steel Excel and HNH transactions discussed below, entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution, The Company paid cash distributions of approximately $4,700 to preferred unitholders for the year ended December 31, 2017. The SPLP Preferred Units have a term of nine years and are redeemable at any time at the Company's option at the liquidation value, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption. In addition, the holders can require the Company to repurchase up to 1,600,000 of the SPLP Preferred Units, in cash on a pro rata basis, on the third anniversary of the original issuance date, reduced by any preferred units called for redemption by the Company, in cash on a pro rata basis, prior to that time.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as a non-current liability, including accrued interest expense, on the Company's consolidated balance sheet as of December 31, 2017 because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as a liability, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statement of operations.

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

HNH Transaction

On June 26, 2017, the Company entered into an Agreement and Plan of Merger with a subsidiary of the Company and HNH to make a tender offer to purchase any and all of the outstanding shares of common stock of HNH not already owned by the Company or any of its affiliates. In exchange for each share of HNH common stock, the Company offered 1.484 SPLP Preferred Units. The offer expired on October 12, 2017, and as a result of the completion of the offer, the Company issued approximately 5,400,000 SPLP Preferred Units with a fair value of approximately $112,000 and liquidation value of approximately $135,000 to HNH shareholders. The Company now owns 100% of HNH.

For both the Steel Excel and HNH transactions, in accordance with the accounting standard on consolidation, changes in a parent's ownership interest where the parent retains a controlling financial interest in its subsidiary were accounted for as equity transactions. The carrying amount of the noncontrolling interests in Steel Excel and in HNH were eliminated to reflect the change in SPLP's ownership interest in each subsidiary, and the difference between the fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted was recognized in Partners' capital.

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

Accumulated Other Comprehensive Loss

Changes, net of tax, in Accumulated other comprehensive loss are as follows:

	Year Ended December 31, 2017
	Unrealized gain on available-for-sale securities	Unrealized loss on derivative financial instruments	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at beginning of period	$62,527	$(2,470)	$(19,548)	$(109,270)	$(68,761)
Other comprehensive income (loss), net of tax - before reclassifications (a)	26,878	569	4,512	(6,926)	25,033
Reclassification adjustments, net of tax (b)	908	—	—	—	908
Net other comprehensive income (loss) attributable to common unitholders (c)	27,786	569	4,512	(6,926)	25,941
Acquisition of AOCI from noncontrolling interests	765	—	(3,223)	(60,889)	(63,347)
Balance at end of period	$91,078	$(1,901)	$(18,259)	$(177,085)	$(106,167)

(a)	Net of tax benefit of approximately $31,029.

(b)	Net of tax benefit of approximately $329.

(c)
Does not include the net unrealized gain on available-for sale securities of $811, the gain on derivative financial instruments of $55, cumulative translation adjustment gains of $932 and gains from the change in net pension and other post-retirement benefit obligations of $474, which are attributable to noncontrolling interests.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP which are determined as of the last day of each fiscal year. If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company would record a negative incentive unit expense in the quarter when such over accrual is determined. The expense is recorded in SG&A in the Company's consolidated statements of operations. Incentive unit expense of $9,021 was recorded for the year ended December 31, 2017. There was no incentive unit expense recorded in 2016 or 2015.

Subsidiary Purchases of the Company's Common Units

During the year ended December 31, 2015, two subsidiaries of the Company purchased 983,175 of the Company's common units at a total cost of $17,323. The purchases of these units are reflected as treasury unit purchases in the Company's consolidated financial statements.

15. INCOME TAXES

Details of the Company's tax provision (benefit) are as follows:

	Year Ended December 31,
	2017	2016	2015
Income from continuing operations, before income taxes, equity method income (loss) and investments held at fair value:
Domestic	$34,971	$19,778	$22,107
Foreign	5,452	2,660	1,262
Total	$40,423	$22,438	$23,369

Income taxes:
Current:
Federal	$4,263	$1,798	$20,220
State	4,872	6,459	5,841
Foreign	2,953	3,148	995
Total income taxes, current	12,088	11,405	27,056
Deferred:
Federal	44,592	13,625	(105,928)
State	(4,093)	(598)	1,530
Foreign	(1,288)	(480)	(1,377)
Total income taxes, deferred	39,211	12,547	(105,775)
Income tax provision (benefit)	$51,299	$23,952	$(78,719)

The following is a reconciliation of the income tax provision (benefit) computed at the federal statutory rate to the provision for income taxes:

	Year Ended December 31,
	2017	2016	2015
Income from continuing operations, before income taxes, equity method income (loss) and investments held at fair value:	$40,423	$22,438	$23,369
Federal income tax provision at statutory rate	$14,147	$7,853	$8,179
Loss passed through to common unitholders (a)	10,385	2,122	7,177
	24,532	9,975	15,356
State income taxes, net of federal effect	5,344	4,128	4,277
Change in valuation allowance	(48,598)	(1,327)	(91,052)
Foreign tax rate differences	(1,202)	43	(235)
Uncertain tax positions	124	(465)	(440)
Repatriation tax	2,165	—	—
Deferred tax rate change due to newly-enacted U.S. tax law	69,992	—	—
Permanent differences and other (b)	(1,058)	11,598	(6,625)
Income tax provision (benefit)	$51,299	$23,952	$(78,719)

(a)
Represents taxes at statutory rate on losses for which no tax benefit is recognizable by SPLP and certain of its subsidiaries which are taxed as pass-through entities. Such losses are allocable directly to SPLP's unitholders and taxed when realized.

(b)
Amounts in 2016 and 2015 include the tax effect of the non-deductible portion of the goodwill impairments recorded in the fourth quarters of 2016 and 2015 (see Note 7 - "Goodwill and Other Intangible Assets, Net").

The Tax Cuts and Jobs Act ("the Act") was enacted on December 22, 2017. The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for numerous significant tax law changes and modifications with varying effective dates, which include reducing the U.S. federal corporate income tax rate from 35% to 21%, creating a territorial tax system (with a one-time mandatory repatriation tax on previously deferred foreign earnings), broadening the tax base, and allowing for immediate capital expensing of certain qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023.

In response to the enactment of the Act in late 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address situations where the accounting is incomplete for certain income tax effects of the Act upon issuance of an entity's financial statements for the reporting period in which the Act was enacted. Under SAB 118, a company may record provisional amounts during a measurement period for specific income tax effects of the Act for which the accounting is incomplete but a reasonable estimate can be determined, and when unable to determine a reasonable estimate for any income tax effects, report provisional amounts in the first reporting period in which a reasonable estimate can be determined. The Company has recorded the impact of the tax effects of the Act, relying on reasonable estimates where the accounting is incomplete as of December 31, 2017. As guidance and technical corrections are issued in the upcoming quarters, the Company will record updates to its original provisional estimates.

The Company remeasured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of deferred tax balances was a net tax expense of $56,552.

The Act includes a transition tax on the deemed distribution of previously untaxed accumulated and current earnings and profits ("E&P") of certain foreign subsidiaries. The Company recorded a provisional amount for the one-time mandatory repatriation tax liability of $2,165. The Company has not yet finalized its calculation of the total post-1986 E&P and non-U.S. income taxes paid on such earnings for these foreign subsidiaries. Further, the transition tax is based on the amount of those earnings that are held in cash and other specified illiquid assets. This amount may change when the calculation of post-1986 net accumulated foreign E&P previously deferred from U.S. federal taxation and the amounts held in cash or other specified illiquid assets are finalized, and is subject to further refinement if further guidance is issued by federal and state taxing authorities.

It is likely that additional guidance will be issued providing further clarification on the application of the Act. It is also reasonable to expect that global taxing authorities will be reviewing their current legislation for potential modifications in reaction to the implementation of the Act. This additional guidance, along with the potential for additional global tax legislation changes, may affect deductions and income inclusions for the Company.

Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. The amounts shown on the following table represent the tax effect of temporary differences between the consolidated tax return basis of assets and liabilities and the corresponding basis for financial reporting, as well as tax credit and operating loss carryforwards.

	December 31,
	2017	2016
Deferred Tax Assets:
Operating loss carryforwards (a)	$118,594	$187,880
Postretirement and postemployment employee benefits	70,151	108,571
Tax credit carryforwards	13,412	46,517
Accrued costs	4,151	9,600
Investment impairments and unrealized losses	7,325	19,244
Inventories	2,468	4,109
Environmental costs	2,297	3,042
Impairment of long-lived assets	2,122	3,245
Capital loss	7,968	8,543
Other	5,109	11,995
Gross deferred tax assets(c)	233,597	402,746

Deferred Tax Liabilities:
Intangible assets	(33,376)	(52,149)
Fixed assets	(28,468)	(39,898)
Unremitted foreign earnings	—	(181)
Unrealized gain on investment	(22,403)	—
Other	(2,208)	(5,479)
Gross deferred tax liabilities(c)	(86,455)	(97,707)
Valuation allowance (b) (c)	(41,138)	(126,163)
Net deferred tax assets	$106,004	$178,876

Classified on the Company's consolidated balance sheets as follows:
Deferred tax assets	$109,011	$182,605
Deferred tax liabilities	3,007	3,729
	$106,004	$178,876

(a)	The ability for certain subsidiaries to utilize net operating losses and other credit carryforwards may be subject to limitation upon changes in control.

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

(c)
The Tax Cuts and Jobs Act of 2017 was enacted in December of 2017 and reduced the U.S. Federal income tax rate significantly. The Company's 2017 deferred tax balances have been reduced to reflect the lower tax rate enacted by the Act, which affects the comparability of the 2017 and 2016 columns.

During 2017, 2016 and 2015, the Company changed its judgment about the realizability of its deferred tax assets at certain subsidiaries. In accordance with U.S. GAAP, the effect of a change in the beginning-of-the-year balance of a valuation allowance that results from a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset in future years should be included in income from continuing operations in the period of the change. In 2017, 2016 and 2015, the Company recorded tax benefits in continuing operations of approximately $44,681, $1,327 and $111,881 associated with the reversal of its deferred tax valuation allowances at certain subsidiaries.

HNH

At December 31, 2017, HNH has U.S. federal NOLs of approximately $32,373 that expire between 2020 and 2031, and state NOLs of approximately $8,697 that expire generally between 2020 and 2031. HNH maintains nearly a full valuation allowance against the deferred tax assets related to the state NOLs. The federal NOLs were acquired by HNH as a result of the JPS acquisition in 2015. The utilization of the JPS NOLs is subject to certain annual limitations under the ownership change rules of Section 382 of the Internal Revenue Code. There are also federal and state tax credit carryforwards of $4,481, of which a $2,600 federal tax credit does not expire.

Steel Excel

At December 31, 2017, Steel Excel had federal NOLs of approximately $192,500 that expire in 2022 through 2037, and state NOLs of approximately $152,800 that will expire in 2018 through 2037. Steel Excel also has federal research and development credit carryforwards of approximately $30,300 that expire in 2018 through 2029, and state research and development credit carryforwards of approximately $17,700 that do not expire. Steel Excel has a valuation allowance to reserve its net deferred tax assets at December 31, 2017 and 2016. Upon the adoption of the provisions of ASU No. 2016-09 on January 1, 2017 (see Note 2 - "Summary of Significant Accounting Policies"), a tax benefit of $4,600 associated with the NOLs related to deductions for stock-based compensation was recognized as a deferred tax asset through a cumulative-effect adjustment to Partners' capital. Concurrent with the recognition of the deferred tax asset and in accordance with ASU No. 2016-09, a full valuation allowance for the deferred tax asset was recognized through a cumulative-effect adjustment to Partners' capital, resulting in no net impact to the Company's consolidated financial statements.

As of December 31, 2016, Steel Excel had previously established a valuation allowance to reserve its net deferred tax assets, based on its assessment that it is more likely than not that such benefit was not realizable. At December 31, 2017, a valuation allowance was released against substantially all of Steel Excel's federal deferred tax assets (except for certain federal NOLs of a subsidiary company subject to limitations and the realized capital losses) as Steel Excel concluded such assets were fully realizable. This assessment was primarily based on the restructuring of several business units that enabled operational efficiencies resulting in a more likely than not assertion to realize the majority of Steel Excel's federal deferred tax assets. The Company will continue to monitor the likelihood that Steel Excel will be able to recover the deferred tax assets in the future. This determination includes objectively verifiable positive evidence that outweighs potential negative evidence.

WFHC

As discussed in Note 14 - "Capital and Accumulated Other Comprehensive Loss" WFHC and Cosine entered into a series of transactions whereby CoSine was merged with and into WFH LLC, a newly formed wholly-owned subsidiary of WFHC, which is disregarded for income tax purposes. This merger was a tax-free transaction which was completed and declared effective on December 31, 2015. WFHC is also the parent company of WebBank. The transaction was characterized as a reverse acquisition for federal income tax purposes. As a result, WFHC elected to file a consolidated federal income tax return, which included WebBank and the newly merged CoSine business ("WFHC U.S. Consolidated Group"), with CoSine considered to be the parent of the consolidated federal group. Accordingly, the tax attributes acquired in the merger can be utilized against the taxable income of the affiliated group, generally without limitation.

At December 31, 2017, the WFHC U.S. Consolidated Group had federal NOLs of approximately of $251,810 that expire between 2021 and 2033, and state NOLs of approximately $51,366 that expire between 2021 and 2024, as well as various federal and state tax credit carryforwards of $7,563. As noted above, for the year ended December 31, 2015, the Company recorded tax benefits in continuing operations of approximately $111,881 associated with the reversal of its deferred tax valuation allowances. Such amount was attributable against the deferred tax asset related to the aforementioned federal NOLs. During the first quarter of 2016, the Company revised its calculation of the expected benefit to be derived from the realizability of federal deferred tax assets of the WFHC U.S. Consolidated Group and recorded an additional tax benefit in continuing operations of approximately $4,182. However, the Company continues to maintain a full valuation allowance (approximately $10,662) against the deferred tax assets related to the state NOLs and tax credit carryforwards given its judgment about the realizability of the associated deferred tax assets.

API

As of December 31, 2017, API had approximately $3,199 of non-U.S. NOLs that do not expire. A valuation allowance to reserve the associated deferred tax assets from the NOLs exists at December 31, 2017. In addition, U.S. subsidiaries of API had approximately $6,040 of federal NOLs that are scheduled to expire between 2022 and 2035 and are subject to certain annual limitations under the change of ownership rules of Internal Revenue Section 382. API has a valuation allowance to reserve the entire amount of the deferred tax assets associated with the federal NOLs at December 31, 2017.

Unrecognized Tax Benefits

U.S. GAAP provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The change in the amount of unrecognized tax benefits for 2017 and 2016 was as follows:

Balance at December 31, 2015	$29,072
Additions for tax positions related to current year	175
Additions for tax positions acquired	1,114
Additions due to interest accrued	148
Payments	—
Reductions due to lapsed statute of limitations	(1,115)
Balance at December 31, 2016	$29,394
Additions for tax positions related to current year	32,564
Additions for tax positions acquired	—
Additions due to interest accrued	120
Payments	—
Reductions due to lapsed statute of limitations	(1,350)
Balance at December 31, 2017	$60,728

The Company recognizes interest and penalties related to uncertain tax positions in its income tax expense.

HNH Unrecognized Tax Benefits

At December 31, 2017 and 2016, HNH had $3,394 and $2,581, respectively, of unrecognized tax benefits recorded, all of which, net of federal benefit for state taxes, would affect the Company's effective tax rate if recognized. Of this amount, HNH has offset approximately $648 and $300 against certain related deferred tax assets in the same jurisdiction as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, approximately $299 and $300 of interest related to uncertain tax positions was accrued. No penalties were accrued. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by as much as $708 during the next year as a result of the lapse of the applicable statutes of limitations in certain taxing jurisdictions.

HNH is generally no longer subject to federal, state or local income tax examinations by tax authorities for any year prior to 2013, except as noted below. However, NOLs generated in prior years are subject to examination and potential adjustment by the Internal Revenue Service ("IRS") upon their utilization in future years' tax returns. HNH is currently under examination by the IRS for the years 2014 and 2015, which remains on-going. HNH has not been notified of any material adjustments to taxable income as a result of this examination. In addition, HNH is under examination for the pre-acquisition years 2015 and short-period 2016 for SLI, which is a subsidiary that HNH acquired on June 1, 2016. This examination began in early 2018 with only a preliminary meeting being held with the IRS. HNH is currently under examination by the State of New York for 2012 to 2013, which is on-going. HNH has not been notified of any material adjustments as a result of this examination. HNH underwent an examination by the State of New York for 2009 to 2011, which resulted in an assessment of $100 paid in January 2016.

Steel Excel Unrecognized Tax Benefits

Steel Excel's total gross unrecognized tax benefits were $55,326 and $26,813 at December 31, 2017 and 2016, respectively, of which $36,800, if recognized, would affect the provision for income taxes. The increase in unrecognized tax benefits in 2017 is primarily related to certain tax credits from prior years that may not be sustained on a more-likely-than- not basis. In 2017, Steel Excel reversed approximately $700 of reserves upon the expiration of the statutes of limitation with the applicable taxing authorities. As of December 31, 2017, it is reasonably possible that unrecognized tax benefits may decrease by $700 in the next 12 months due to the expiration of the statutes of limitation. Steel Excel recognizes interest and penalties related to uncertain tax positions in its income tax provision in its consolidated statements of operations. For 2017, 2016 and 2015, the amount of such interest and penalties recognized was immaterial.

Steel Excel is subject to U.S. federal income tax as well as income taxes in various domestic states and foreign jurisdictions in which they operate or formerly operated in. As of December 31, 2017, fiscal years 1999 onward remain open to examination by the U.S. taxing authorities. Steel Excel is currently under income tax examination by the State of New York for the tax years 2013 and 2014, and by the State of Montana for tax years 2013, 2014, and 2015. Steel Excel is not currently under tax examination in any foreign jurisdictions.

WFHC Unrecognized Tax Benefits

At December 31, 2017, WFHC had unrecognized tax benefits of $2,008 in connection with certain filing positions in states in which its WebBank subsidiary currently operates. WFHC is subject to U.S. income taxes, as well as various taxes in other state and local jurisdictions. With few exceptions, WFHC is no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by taxing authorities for years before December 31, 2013.

Other Subsidiaries

SPLP's other subsidiaries file federal tax returns and as applicable state, local and foreign tax returns in various jurisdictions. Federal tax returns for all other consolidated subsidiaries remain open and subject to examination by the IRS for all tax years after 2013. In addition, NOLs generated in prior years are subject to examination and potential adjustment by the IRS upon their utilization in future years' tax returns. State income tax returns for most jurisdictions remain open generally for all tax years after 2013.

16. NET (LOSS) INCOME PER COMMON UNIT

The following data was used in computing net (loss) income per common unit shown in the Company's consolidated statements of operations:

	Year Ended December 31,
	2017	2016	2015
Net income from continuing operations	$6,012	$2,571	$70,311
Net (income) loss from continuing operations attributable to noncontrolling interests in consolidated entities	(6,028)	4,059	10,875
Net (loss) income from continuing operations attributable to common unitholders	(16)	6,630	81,186
Net income from discontinued operations	—	—	86,257
Net income from discontinued operations attributable to noncontrolling interests in consolidated entities	—	—	(30,708)
Net income from discontinued operations attributable to common unitholders	—	—	55,549
Net (loss) income attributable to common unitholders	$(16)	$6,630	$136,735
Net (loss) income per common unit - basic:
Net (loss) income from continuing operations	$—	$0.25	$2.97
Net income from discontinued operations	—	—	2.03
Net (loss) income attributable to common unitholders	$—	$0.25	$5.00
Net (loss) income per common unit – diluted:
Net (loss) income from continuing operations	$—	$0.25	$2.96
Net income from discontinued operations	—	—	2.02
Net (loss) income attributable to common unitholders	$—	$0.25	$4.98
Weighted-average common units outstanding - basic	26,053,098	26,353,714	27,317,974
Incentive units	—	—	112,127
Unvested restricted units	—	132,495	12,207
Denominator for net income per common unit - diluted (a)	26,053,098	26,486,209	27,442,308

(a)
For the year ended December 31, 2017, the diluted (loss) income per unit calculation was based on the basic weighted-average units only since the impact of 307,448 incentive units, 4,738,844 of SPLP Preferred Units and 39,634 of unvested restricted stock units, would have been anti-dilutive.

17. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of December 31, 2017 and 2016 are summarized by type of inputs applicable to the fair value measurements as follows:

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$44,371	$1,988	$11,954	$58,313
Long-term investments (a)	221,750	10,387	1,223	233,360
Investments in certain funds	—	—	407	407
Precious metal and commodity inventories recorded at fair value	10,993	—	—	10,993
Economic interests in loans	—	—	13,126	13,126
Foreign currency forward exchange contracts	—	166	—	166
Warrants	—	—	206	206
Long put options	3	—	—	3
Total	$277,117	$12,541	$26,916	$316,574

Liabilities:
Financial instrument obligations	$15,629	$—	$—	$15,629
Commodity contracts on precious metal and commodity inventories	—	127	—	127
Foreign currency forward exchange contracts	—	188	—	188
Short call options	258	—	—	258
Total	$15,887	$315	$—	$16,202

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$25,498	$3,994	$24,158	$53,650
Long-term investments (a)	111,424	4,350	1,242	117,016
Investments in certain funds	—	—	469	469
Precious metal and commodity inventories recorded at fair value	10,143	—	—	10,143
Economic interests in loans	—	—	6,162	6,162
Foreign currency forward exchange contracts	—	92	—	92
Total	$147,065	$8,436	$32,031	$187,532

Liabilities:
Financial instrument obligations	$12,640	$—	$—	$12,640
Interest rate swap agreements	—	108	—	108
Foreign currency forward exchange contracts	—	1,040	—	1,040
Total	$12,640	$1,148	$—	$13,788

(a)	For additional detail of the marketable securities and long-term investments see Note 9 - "Investments."

There were no transfers of securities among the various measurement input levels during the year ended December 31, 2017.

The fair value of the Company's financial instruments, such as cash and cash equivalents, trade and other receivables and accounts payable, approximate carrying value due to the short-term maturities of these assets and liabilities. Carrying cost approximates fair value for long-term debt which has variable interest rates.

The precious metal and commodity inventories associated with the Company's fair value hedges (see Note 12 - "Financial Instruments") are reported at fair value. Fair values of these inventories are based on quoted market prices on commodity exchanges and are considered Level 1 measurements. The derivative instruments that the Company purchases in connection with its precious metal and commodity inventories, specifically commodity futures and forward contracts, are also valued at fair value. The futures contracts are Level 1 measurements since they are traded on a commodity exchange. The forward contracts are entered into with a counterparty and are considered Level 2 measurements.

Interest rate swap agreements were considered Level 2 measurements as the inputs were observable at commonly quoted intervals. These agreements expired in February 2016.

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long-Term Investments
	Investments in Associated Companies (a)	Other Investments - Related Party (a)	STCN Warrants (a)	Marketable Securities and Other (b)	Total
Assets
Balance at December 31, 2014	$2,163	$9,623	$2,199	$34,421	$48,406
Purchases	—	—	—	5,183	5,183
Sales and cash collections		(9,985)	—	(2,953)	(12,938)
Realized gain on sale	—	—	—	8	8
Unrealized gains	—	484	—	—	484
Unrealized losses	(232)	(122)	(1,656)	(8,679)	(10,689)
Balance at December 31, 2015	$1,931	$—	$543	$27,980	$30,454
Sales and cash collections	—	—	—	(8,848)	(8,848)
Unrealized gains	—	—	—	11,657	11,657
Unrealized losses	(708)	—	(524)	—	(1,232)
Balance at December 31, 2016	1,223	—	19	30,789	32,031
Sales and cash collections	—	—	—	(19,404)	(19,404)
Realized loss on sale	—	—	—	309	309
Unrealized gains	—	—	—	13,999	13,999
Unrealized losses	—	—	(19)	—	(19)
Balance at December 31, 2017	$1,223	$—	$—	$25,693	$26,916

(a)	Unrealized losses are recorded in Income (loss) of associated companies and other investments held at fair value, net of taxes in the Company's consolidated statements of operations.

(b)	Realized gains and losses on sale are recorded in Other income, net or Revenue in the Company's consolidated statements of operations.

Long-Term Investments - Valuation Techniques

The Company estimates the value of one of its investments in an associated company primarily using a discounted cash flow method adjusted for additional information related to debt covenants, solvency issues and other related matters. The STCN warrants were valued using the Black-Scholes option pricing model.

Marketable Securities and Other - Valuation Techniques

The Company uses the net asset value included in quarterly statements it receives in arrears from a venture capital fund to determine the fair value of such fund and determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities. The fair value of the derivatives held by WebBank (see Note 12 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flows analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 7.35% to 31.03%, a constant default rate of 1.02% to 19.46% and a discount rate of 1.24% to 27.76%.

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

Long-lived assets consisting of land and buildings used in previously operating businesses and currently unused, which total $6,300 and $10,393 as of December 31, 2017 and December 31, 2016, respectively, are carried at the lower of cost or fair value less cost to sell and are included in Other non-current assets on the Company's consolidated balance sheets. A reduction in the carrying value of such long-lived assets is recorded as an asset impairment charge in the Company's consolidated statements of operations.

18. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has certain facilities under non-cancelable operating lease arrangements. Rent expense recognized in the Company's consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 was $17,895, $15,335 and $10,026, respectively. Future minimum operating lease and rental commitments under non-cancelable operating leases for SPLP consolidated operations are as follows:

Payments due by period	Amount
2018	$10,153
2019	6,789
2020	5,385
2021	4,596
2022	3,893
Thereafter	14,608
Total	$45,424

Environmental and Litigation Matters

As discussed in more detail below, certain of the Company's subsidiaries have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement and as defendants in certain litigation matters. The environmental claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues costs associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of December 31, 2017, on a consolidated basis, the Company has accrued liabilities of $10,949, which represent the current estimate of the probable cleanup liabilities, including remediation costs and litigation reserves. Expenses relating to these costs, and any recoveries, are included in SG&A in the Company's consolidated statements of operations. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

Environmental Matters

Certain HNH subsidiaries have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH recorded current liabilities of approximately $9,200 related to estimated environmental remediation costs as of December 31, 2017. HNH may have insurance coverage available for certain of these matters.

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

Based upon information currently available, the HNH subsidiaries do not expect that their respective environmental costs, including the incurrence of additional fines and penalties, if any, will have a material adverse effect on them or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows of such subsidiaries or the Company, but there can be no such assurances. The Company anticipates that the subsidiaries will pay any such amounts out of their respective working capital, although there is no assurance that they will have sufficient funds to pay them. In the event that a HNH subsidiary is unable to fund its liabilities, claims could be made against its respective parent companies for payment of such liabilities.

The sites where certain HNH subsidiaries have environmental liabilities include the following:

HNH has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that HNH sold in 2003 ("Sold Parcel") and an adjacent parcel ("Adjacent Parcel") that together comprise the site of a former HNH manufacturing facility. The remaining remediation, monitoring and regulatory administrative costs for the Sold Parcel are expected to approximate $100. With respect to the Adjacent Parcel, an ecological risk assessment has been completed and the results, along with proposed clean up goals, were submitted in the second quarter of 2016 to the CTDEEP for their review and approval. The next phase will be a physical investigation of the upland portion of the parcel. A work plan was submitted in the third quarter of 2017 to the CTDEEP for review and approval. The CTDEEP has not completed their review and approval, but the work is expected to start in the first half of 2018 and is estimated to cost approximately $306. Investigation of the wetlands portion is expected to start in the second quarter of 2018, pending regulatory approvals and setting goals for the entire parcel. The total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time. Based on the current stage of the investigation at this time, the Company estimates that it is reasonably possible that it may incur aggregate losses over a period of several years, above its accrued liability, in a range of $2,000 to $6,000. Due to the uncertainties, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of HNH, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. HHEM is actively remediating the property and is continuing to investigate effective methods for achieving compliance with the ACO. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the timing and ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and HNH, all after having the first $1,000 paid by the former owner/operator. As of December 31, 2017, total investigation and remediation costs of approximately $6,600 and $2,100 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM has been reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. While the primary insurance reimbursement ceased, HHEM believes that there is additional excess insurance coverage, which it is currently pursuing. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. Based on the current stage of the investigation at this site at this time, the Company estimates that it is reasonably possible that it may incur aggregate losses over a period of years, above its current accrued liability for this site, in a range of $100 to $4,000, of which it expects to pay a 25% share. The final costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM, HNH or the Company.

SLI may incur environmental costs in the future as a result of the past activities of its former subsidiary, SL Surface Technologies, Inc. ("SurfTech"), at sites located in Pennsauken, New Jersey ("Pennsauken Site"), in Camden, New Jersey ("Camden Site") and at its former subsidiary, SGL Printed Circuits in Wayne, New Jersey ("Wayne Site"). At the Pennsauken Site, SLI reached an agreement with both the U.S. Department of Justice and the U.S. Environmental Protection Agency ("EPA") related to its liability and entered into a Consent Decree which governs the agreement. SLI agreed to perform remediation of the SurfTech site, which is complete, and to pay a fixed sum for the EPA's past oversight costs. The fixed sum was to be paid in installments, and a final payment of $2,100 was made in June of 2017. Separate from the Consent Decree with the United States, in December 2012, the NJDEP made a settlement demand of $1,800 for past and future cleanup and removal costs and natural resource damages ("NRD"). Although SLI and its counsel believe that it has meritorious defenses to any claim for reimbursement of past cost and

NRD damages, to avoid the time and expense of litigating the matter, SLI offered to pay approximately $300 to fully resolve the claim presented by the State of New Jersey. On June 29, 2015, the Company's legal counsel received a letter from New Jersey's Deputy Attorney General rejecting the Company's counter offer, but stated that the matter was open for further negotiations. On September 18, 2017, the Company received another letter from the Office of the Attorney General for the State of New Jersey ("New Jersey AG") wherein the New Jersey AG reiterated NJDEP's original settlement demand of $1,800 for SLI's alleged past costs and NRD related to the Pennsauken Site. In November 2017, NJDEP indicated that in addition to the original settlement demand, SLI would be responsible to NJDEP for its 10% cost payments to the EPA for the on-going remediation of the impacted groundwater aquifers. Since November, there have been no additional discussions or communications with NJDEP. SLI believes it may have defenses to the various claims and intends to assert all legal and procedural defenses available to it to make sure all costs attributed to SLI have been properly identified and substantiated. Although the final scope and cost of this claim cannot be estimated at this time, we estimate that it is reasonably possible that we may incur an aggregate loss, above our current accrued liability for this site, in a range of $300 to $1,800. There can be no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

SLI reported soil contamination and a groundwater contamination in 2003 from the SurfTech site located in Camden, New Jersey. Substantial investigation and remediation work has been completed under the direction of the Licensed Site Remediation Professional ("LSRP") for the site. Additional soil excavation, slab removal and chemical treatment is expected to be initiated during the first half of 2018. Construction of an asphalt cap is expected in the second half of 2018 and post remediation groundwater monitoring conducted thereafter. SLI's environmental consultants also implemented an interim bio-remediation pilot study to assess biological treatment of on-site contaminated groundwater. Subsequent groundwater monitoring to assess the bio-remediation effectiveness was completed and consistent decreases in target contaminants concentrations in groundwater were observed. In December 2014, a report was submitted to the NJDEP stating sufficient information was obtained from the pilot study to complete the full-scale groundwater remedy design. A full-scale groundwater bioremediation will be implemented during the fourth quarter of 2018 following the soil remediation mentioned above. A reserve of $2,800 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

SLI is currently participating in environmental assessment and cleanup at a commercial facility located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with the NJDEP and LSRP oversight, but contaminants of concern ("COCs") in groundwater and surface water, which extend off-site, remain above applicable NJDEP remediation standards. SLI's LSRP completed a supplemental groundwater remedial action approved by the NJDEP, and a report was filed with the NJDEP in March 2015. SLI's consultants have developed cost estimates for supplemental remedial injections, soil excavation, and additional tests and remedial activities. The LSRP prepared a Remedial Investigation Report, which was sent to the NJDEP in May 2016. Off-site access to the adjacent property has been negotiated and monitoring wells have been installed. Results of the initial samples detected COCs above NJDEP standards. A reserve of approximately $1,300 has been established for anticipated costs, but there can be no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

BNS LLC, a wholly-owned subsidiary of the BNS Liquidating Trust, has been named as a PRP at one previously disclosed site and a then-subsidiary of BNS ("BNS Sub") has been identified as a PRP at another previously disclosed site. Based upon information currently available, BNS Liquidating Trust and BNS Sub do not expect that their respective environmental costs or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows of the Company, but there can be no such assurances.

Litigation Matters

BNS Litigation Matters

BNS Sub has been named as a defendant in approximately 1,390 alleged asbestos-related toxic-tort claims as of December 31, 2017. The claims were filed over a period beginning 1994 through December 31, 2017. In many cases these claims involved more than 100 defendants. Of the claims filed, approximately 1,340 were dismissed, settled or granted summary judgment and closed as of December 31, 2017. Of the claims settled, the average settlement was less than $3. There remained approximately 50 pending asbestos claims as of December 31, 2017. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to date of existing claims.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $1,543 at December 31, 2017 and 2016, respectively, in estimated remaining self-insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973 although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of both December 31, 2017 and 2016, BNS Sub has accrued $1,349 relating to the open and active claims against BNS Sub. This accrual represents the Company's best estimate of the likely costs to settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded, through the retroactive billings by BNS Sub.

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the independent directors. The Management Fee was $8,987, $8,583 and $8,150 for the years ended December 31, 2017, 2016 and 2015, respectively. The Management Fee is included in SG&A in the Company's consolidated statements of operations. Unpaid amounts for management fees included in Payables to related parties on the Company's consolidated balance sheets were $487 and $0 at December 31, 2017 and 2016, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $4,708, $4,222 and $2,906 during the years ended December 31, 2017, 2016 and 2015, respectively. Unpaid amounts for reimbursable expenses were approximately $881 and $1,031 at December 31, 2017 and 2016, respectively, and are included in Payables to related parties on the Company's consolidated balance sheets.

Corporate Services

Steel Services, through Management Services Agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, Steel Services has management services agreements with other companies considered to be related parties, including, NOVT Corporation, Ore Holdings, Inc., J. Howard Inc., Steel Partners, Ltd., iGo, STCN and Aerojet Rocketdyne Holdings, Inc. In total, Steel Services will charge approximately $2,720 annually to these companies. All amounts billed under these service agreements are classified as a reduction within SG&A.

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

Other

At December 31, 2017 and 2016, several related parties and consolidated subsidiaries had deposits totaling $2,438 and $2,786, respectively, at WebBank. Approximately $357 and $718 of these deposits, including interest which was not significant, have been eliminated in consolidation as of December 31, 2017 and 2016, respectively.

20. SEGMENT INFORMATION

SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other, which are managed separately and offer different products and services. For a more complete description of the Company's segments, see Item 1 - "Business - The Company" found elsewhere in this Form 10-K.

Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $12,000, $8,150 and $4,700 for the year ended December 31, 2017. For the years ended December 31, 2016 and 2015, Steel Services charged the Diversified Industrial, Energy and Financial services segments $11,751, $8,150 and $4,700 and $10,200, $8,150 and $3,167, respectively, for these services. These amounts are eliminated in consolidation.

Segment information is presented below:

	Year Ended December 31,
Revenue:	2017	2016	2015
Diversified industrial	$1,156,187	$998,556	$763,009
Energy	135,461	93,995	132,620
Financial services	80,379	70,998	69,430
Total	$1,372,027	$1,163,549	$965,059
Income (loss) from continuing operations before income taxes:
Diversified industrial	$50,104	$19,175	$42,281
Energy	(21,514)	(11,459)	(95,112)
Financial services	41,328	42,518	46,314
Corporate and other	(12,607)	(23,711)	(1,891)
Income (loss) from continuing operations before income taxes	57,311	26,523	(8,408)
Income tax provision (benefit)	51,299	23,952	(78,719)
Net income from continuing operations	$6,012	$2,571	$70,311
Income (loss) from equity method investments and other investments held at fair value, net of taxes:
Diversified industrial	$—	$8,078	$(1,252)
Energy	593	9,944	(16,102)
Corporate and other	16,295	(13,937)	(14,423)
Total	$16,888	$4,085	$(31,777)

	Year ended December 31, 2017
	Interest Expense (a)	Capital Expenditures	Depreciation and Amortization
Diversified industrial	$13,471	$40,374	$50,741
Energy	1,421	13,468	20,735
Financial services	4,685	834	294
Corporate and other	7,912	61	166
Total	$27,489	$54,737	$71,936
	Year ended December 31, 2016
	Interest Expense (a)	Capital Expenditures	Depreciation and Amortization
Diversified industrial	$8,089	$27,953	$50,100
Energy	1,544	5,082	20,076
Financial services	2,595	102	274
Corporate and other	1,419	1,046	96
Total	$13,647	$34,183	$70,546
	Year ended December 31, 2015
	Interest Expense (a)	Capital Expenditures	Depreciation and Amortization
Diversified industrial	$5,238	$17,212	$27,340
Energy	2,455	4,785	20,629
Financial services	1,450	1,153	170
Corporate and other	1,169	102	421
Total	$10,312	$23,252	$48,560

(a)	Interest expense includes Finance interest expense of $4,685, $2,595 and $1,450 for the years ended December 31, 2017, 2016 and 2015, respectively.

	December 31,
	2017	2016
Identifiable Assets Employed:
Diversified industrial	$1,070,874	$1,072,147
Energy	416,460	299,480
Financial services	612,378	456,811
Corporate and other	61,779	130,898
Segment total	2,161,491	1,959,336
Discontinued operations	2,549	7,779
Total	$2,164,040	$1,967,115

The following table presents geographic revenue and long-lived asset information as of and for the year ended December 31. Foreign revenue is based on the country in which the legal subsidiary generating the revenue is domiciled. Long-lived assets in 2017 and 2016 consist of property, plant and equipment, plus approximately $6,300 and $10,393, respectively, of land and buildings from previously operating businesses and other non-operating assets that are carried at the lower of cost or fair value less cost to sell and are included in Other non-current assets on the Company's consolidated balance sheets as of December 31, 2017 and 2016, respectively. Neither revenue nor long-lived assets from any single foreign country were material to the consolidated financial statements of the Company.

	2017		2016		2015
	Revenue	Long-lived Assets	Revenue	Long-lived Assets	Revenue	Long-lived Assets
Geographic information:
United States	$1,149,792	$239,834	$983,380	$241,324	$824,363	$215,619
Foreign	222,235	38,457	180,169	30,481	140,696	47,083
Total	$1,372,027	$278,291	$1,163,549	$271,805	$965,059	$262,702

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
As of December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to risk-weighted assets)	$111,102	28.90%	$30,710	8.00%	$35,509	9.25%	$38,388	10.00%
Tier 1 Capital
(to risk-weighted assets)	$106,296	27.70%	$23,033	6.00%	$27,831	7.25%	$30,710	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$106,296	27.70%	$17,275	4.50%	$22,073	5.75%	$24,952	6.50%
Tier 1 Capital
(to average assets)	$106,296	19.00%	$22,398	4.00%	n/a	n/a	$27,998	5.00%

As of December 31, 2016
Total Capital
(to risk-weighted assets)	$90,369	33.90%	$21,320	8.00%	$22,985	8.63%	$26,649	10.00%
Tier 1 Capital
(to risk-weighted assets)	$88,698	33.30%	$15,990	6.00%	$17,655	6.63%	$21,320	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$88,698	33.30%	$11,992	4.50%	$13,658	5.13%	$17,322	6.50%
Tier 1 Capital
(to average assets)	$88,698	22.20%	$15,956	4.00%	n/a	n/a	$19,944	5.00%

22. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for each of the three years ending December 31, 2017 is presented in the following table:

	Year Ended December 31,
	2017	2016	2015
Cash paid during the period for:
Interest	$22,029	$11,900	$9,213
Taxes	19,774	12,078	24,221
Non-cash investing activities:
Reclassification of investment in associated company to cost of an acquisition	$—	$39,794	$66,239
Reclassification of investment in associated company to investment in consolidated subsidiaries	—	—	48,748
Reclassification of available-for-sale securities to equity method investment	—	—	10,857
Partnership interest exchanged for marketable securities	—	—	25,000
Sales of marketable securities not settled	—	—	23,229
Securities delivered in exchange for settlement of financial instrument obligations	—	9,155	76
Exchange of debt securities for equity securities	3,317	—	—
Non-cash financing activities:
Common unit dividend declared and not paid	$—	$3,923	$—
Repurchase of common stock by subsidiary not paid	—	—	(8,557)
Issuance of SPLP Preferred Units to purchase subsidiary shares from noncontrolling interests	198,817	—	—

23. OTHER INCOME, NET

Other income, net consists of the following:

	Year Ended December 31,
	2017	2016	2015
Investment income	$(1,191)	$(3,739)	$(12,763)
Realized gains on sale of marketable securities, net	(790)	(3,288)	(32,466)
Realized losses on financial instrument obligations	2,918	60	477
Realized gain on non-monetary exchange	—	—	(9,268)
Other, net	(843)	(5,582)	(1,873)
Total	$94	$(12,549)	$(55,893)

24. PARENT COMPANY CONDENSED FINANCIAL INFORMATION

As discussed in Note 11 - "Long-Term Debt", the Company entered into a Credit Agreement with PNC Bank that consolidates a number of the Company's existing credit facilities into one combined, revolving credit facility covering substantially all of the Company's subsidiaries, with the exception of WebBank. Substantially all of the net assets of the Company's subsidiaries are restricted by the terms of the Credit Agreement, which does not permit cash transfers to SPLP if the net leverage ratio exceeds a specified amount, unless approved by the bank syndicate. As these subsidiaries' restricted net assets represent a significant portion of the Company's consolidated total assets, the Company is presenting the following parent company financial information. The SPLP parent company condensed financial information is prepared on the same basis of accounting as the SPLP consolidated financial statements, except that the SPLP subsidiaries are accounted for under the equity method of accounting. SPLP is a holding company with minimal assets or operations, and majority of its subsidiaries are 100% owned.

STEEL PARTNERS HOLDINGS L.P. (PARENT ONLY)
Balance Sheets
(in thousands, except common units)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$64	$71
Prepaid expenses and other current assets	103	204
Total current assets	167	275
Other non-current assets	2,385	144
Investments in subsidiaries	759,365	710,057
Total Assets	$761,917	$710,476
LIABILITIES AND CAPITAL
Current liabilities:
Accrued liabilities	$769	$—
Dividends payable	—	4,063
Intercompany payable	17,600	2,155
Total current liabilities	18,369	6,218
Preferred unit liability	176,512	—
Total Liabilities	194,881	6,218
Commitments and Contingencies
Capital:
Partners' capital common units: 26,348,420 and 26,152,976 issued and outstanding (after deducting 10,868,367 and 10,558,687 held in treasury, at cost of $170,858 and $164,900), respectively	652,270	617,502
Accumulated other comprehensive loss	(106,167)	(68,761)
Total Partners' Capital	546,103	548,741
Noncontrolling interests in consolidated entities	20,933	155,517
Total Capital	567,036	704,258
Total Liabilities and Capital	$761,917	$710,476

STEEL PARTNERS HOLDINGS L.P. (PARENT ONLY)
Statements of Operations and Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Equity income of subsidiaries	$23,195	$2,246	$158,169
Selling, general and administrative expenses	(10,730)	(1,417)	(1,601)
Interest expense	(6,453)	—	—
Other income	—	1,742	—
Net income	6,012	2,571	156,568
Net (income) loss attributable to noncontrolling interests in subsidiaries:
Continuing operations	(6,028)	4,059	10,875
Discontinued operations	—	—	(30,708)
Net (income) loss attributable to noncontrolling interests in subsidiaries	(6,028)	4,059	(19,833)
Net (loss) income attributable to common unitholders	$(16)	$6,630	$136,735

Net income	$6,012	$2,571	$156,568
Other comprehensive income (loss), net of tax:
Gross unrealized gains (losses) on available-for-sale securities	27,689	13,413	(31,321)
Reclassification of unrealized losses (gains) on available-for-sale securities	908	(62)	4,932
Gross unrealized losses (gains) on derivative financial instruments	624	(1,158)	(1,757)
Currency translation adjustments	5,444	(11,431)	(3,950)
Changes in pension liabilities and other post-retirement benefit obligations	(6,452)	(18,813)	(25,839)
Other comprehensive income (loss)	28,213	(18,051)	(57,935)
Comprehensive income (loss)	34,225	(15,480)	98,633
Comprehensive (income) loss attributable to noncontrolling interests	(8,300)	7,617	(17,032)
Comprehensive income (loss) attributable to common unitholders	$25,925	$(7,863)	$81,601

STEEL PARTNERS HOLDINGS L.P. (PARENT ONLY)
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$6,012	$2,571	$156,568
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity income of subsidiaries	(23,195)	(2,246)	(158,169)
Amortization of preferred unit issuance costs	237	—	—
Equity-based compensation	9,635	375	2,281
Prepaid expenses and other current assets	268	(124)	10
Accounts payable, accrued and other current liabilities	1,370	—	(1,853)
Net cash (used in) provided by operating activities	(5,673)	576	(1,163)
Cash flows from investing activities:
Intercompany advances	19,507	6,735	354
Purchases of the Company's common units	(5,188)	(7,297)	(1,917)
Purchase of subsidiary shares from noncontrolling interests	(2,086)	—	—
Deferred finance charges	(2,644)	—	—
Common unit dividend payment	(3,923)	—	—
Net cash provided by (used in) financing activities	5,666	(562)	(1,563)
Net change for the period	(7)	14	(2,726)
Cash and cash equivalents at beginning of period	71	57	2,783
Cash and cash equivalents at end of period	$64	$71	$57

25. QUARTERLY FINANCIAL DATA (unaudited)

			Net (Loss) Income From Continuing Operations Attributable to Common Unitholders			Net (Loss) Income Attributable to Common Unitholders
Quarter	Revenue	Net (Loss) Income From Continuing Operations	Per Common Unit Basic	Per Common Unit Diluted	Net (Loss) Income Attributable to Common Unitholders	Per Common Unit Basic	Per Common Unit Diluted
2017
First	$323,319	$(3,098)	$(0.16)	$(0.16)	$(4,082)	$(0.16)	$(0.16)
Second	358,391	15,718	0.43	0.41	11,253	0.43	0.41
Third	355,040	10,905	0.27	0.27	7,013	0.27	0.27
Fourth (a)	335,277	(17,513)	(0.55)	(0.55)	(14,200)	(0.55)	(0.55)
	$1,372,027	$6,012			$(16)
2016 (b)
First	$246,793	$2,344	$0.07	$0.07	$1,962	$0.07	$0.07
Second	281,402	9,859	0.35	0.35	9,209	0.35	0.35
Third	316,849	13,069	0.41	0.41	10,832	0.41	0.41
Fourth (c)	318,505	(22,701)	(0.59)	(0.59)	(15,373)	(0.59)	(0.59)
	$1,163,549	$2,571			$6,630

(a)
The Company recorded asset impairment charges of approximately $2,028 in the fourth quarter of 2017, primarily related to an other-than-temporary impairment on a certain available-for-sale security (see Note 4 - "Divestitures and Asset Impairment Charges"). In addition, the Tax Cuts and Jobs Act was enacted in the fourth quarter of 2017, and in connection therewith, the Company recorded income tax expense of $56,552 from the remeasurement of deferred tax balances, as well as a repatriation tax expense of $2,165. During 2017, the Company recorded an income tax benefit of $44,681 associated with the reversal of its deferred tax valuation allowances at certain subsidiaries, which primarily impacted the fourth quarter. (see Note 15 - "Income Taxes")

(b)
The Company recorded asset impairment charges of approximately $1,470, $7,000, $3,057 and $5,732 in the first, second, third and fourth quarters of 2016, respectively. These charges were primarily related to other-than-temporary impairments on certain available-for-sale securities (see Note 4 - "Divestitures and Asset Impairment Charges").

(c)	The Company recorded goodwill impairment charges of $24,254 in the fourth quarter of 2016 (see Note 7 - "Goodwill and Other Intangible Assets, Net").

26. SUBSEQUENT EVENTS

On February 16, 2018, the Company completed the acquisition of Dunmore Corporation in the U.S., and the share purchase of Dunmore Europe GmbH in Germany (collectively, "Dunmore") for a purchase price of $66,000, subject to a working capital adjustment and an earn-out based on future earnings during the period from January 1, 2018 through December 31, 2019, each as provided in the purchase agreement. In no case shall the purchase price, including the potential earn-out, exceed $80,000. Dunmore is a global provider of specialty coated, laminated and metallized films for the aircraft, spacecraft, photovoltaic, graphic arts, packaging, insulation, surfacing and fashion industries. Dunmore will report into API, which is part of the Company's Diversified Industrial segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of our management, including the Principal Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Chief Financial Officer concluded that as of December 31, 2017 our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2017 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.

BDO USA, LLP, the independent registered public accounting firm who audited the Company's 2017 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, which is included herein.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements - The following financial statements of Steel Partners Holdings L.P., and subsidiaries, are included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Capital for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
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

2.9
Agreement and Plan of Merger, dated as of June 26, 2017, by and among Steel Partners Holdings L.P., Handy Acquisition Co. and Handy & Harman Ltd. (incorporated by reference to Exhibit 2.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K filed on June 26, 2017).

2.10
Agreement and Plan of Merger, dated December 15, 2017, by and among ModusLink Global Solutions, Inc., MLGS Merger Company, Inc., IWCO Direct Holdings Inc., CSC Shareholder Services, LLC (solely in its capacity as representative), and the stockholders of IWCO Direct Holdings Inc.*** (incorporated by reference to Exhibit 2.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed December 19, 2017).

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

3.5
Seventh Amended and Restated Agreement of Limited Partnership of Steel Partners Holdings L.P., dated as of October 12, 2017 (incorporated by reference to Exhibit 3.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K filed on October 12, 2017).

4.1
Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of ModusLink Global Solutions, Inc. filed with the Secretary of State of the State of Delaware on December 15, 2017(incorporated by reference to Exhibit 4.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed December 19, 2017).

10.1
Management Services Agreement by and between SP Corporate Services LLC and Handy & Harman Ltd. and Handy & Harman Group Ltd., dated as of January 1, 2012 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 of Steel Partners Holdings L.P.'s Registration Statement on Form 10 filed January 20, 2012).

10.2
First Amendment to Management Services Agreement between Handy & Harman Ltd., Handy & Harman Group Ltd. and SP Corporate Services LLC (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K filed April 2, 2013).

10.3
Amended and restated Management Services Agreement by and between SPH Services, Inc. and Handy & Harman Ltd. and Handy & Harman Group Ltd., dated as of February 23, 2016 (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K/A, filed February 25, 2016).

10.4
Credit Agreement, dated as of October 23, 2013, by and among SPH Group Holdings LLC, Steel Partners Holdings L.P., the lenders thereunder and PNC Bank, National Association, in its capacity as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 99.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed October 28, 2013).

10.5
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

10.6
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

10.7
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

10.8
Credit Agreement, dated as of November 14, 2017, among Handy & Harman Group Ltd., SPH Group Holdings LLC, Steel Excel Inc., API Americas Inc. and Cedar 2015 Limited as Borrowers, PNC Bank, National Association, in its capacity as administrative agent, the lenders party thereto, and certain of the Borrowers' affiliates in their capacities as guarantors (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed November 16, 2017).

10.9
Amended and restated Management Services Agreement by and between SPH Services, Inc. and Handy & Harman Ltd. and Handy & Harman Group Ltd., dated as of February 23, 2016 (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K/A, filed February 25, 2016).

10.10
Management Services Agreement between SP Corporate Services LLC and iGo, Inc. effective October 1, 2013. (incorporated by reference to Exhibit 10.3 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed October 15, 2013).

10.11
Amended and Restated Management Services Agreement between SP Corporate Services LLC and Steel Excel Inc. (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 14, 2014).

10.12
Amendment No. 1 to Amended and Restated Management Services Agreement between SP Corporate Services LLC and Steel Excel Inc. (incorporated by reference to Exhibit 10.2 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 14, 2014).

10.13
Amendment No. 2 to Amended and Restated Management Services Agreement between SP Corporate Services LLC and Steel Excel Inc. (incorporated by reference to Exhibit 10.3 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 14, 2014).

10.14
Amendment No. 3 to the Amended and Restated Management Services Agreement between Steel Excel Inc. and SP Corporate Services LLC, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Quarterly Report on Form 10-Q, filed November 6, 2014).

10.15
Sixth Amended and Restated Management Agreement by and between SP Corporate Services LLC and SP General Services LLC, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 13, 2015).

10.16**
Incentive Unit Agreement by and between Steel Partners Holdings L.P. and SPH SPV-I LLC, effective as of May 11, 2012 (incorporated by reference to Exhibit 10.2 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 13, 2015).

10.17
Exchange Agreement, dated as of May 31, 2015, by and between Handy & Harman Group, Ltd. and SPH Group Holdings LLC (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed June 1, 2015).

10.18
Preferred Stock Purchase Agreement dated as of December 15, 2017, by and between ModusLink Global Solutions, Inc. and SPH Group Holdings LLC. (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed December 19, 2017).

10.19**
Employment Agreement, dated as of June 29, 2010, between SL Industries, Inc. and William Fejes, Jr. (incorporated by reference to Exhibit 10.1 of SL Industries, Inc.'s Quarterly Report on Form 10-Q, filed August 2, 2010).

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

99.5
Financial Statements of ModusLink Global Solutions, Inc. for the three years ended July 31, 2017 (incorporated by reference to ModusLink Global Solutions, Inc's Annual Report on Form 10-K filed October 16, 2017).

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema
Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase
Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase
Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith
** Management contract or compensatory plan or arrangement
*** Schedules and exhibits have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementary copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	STEEL PARTNERS HOLDINGS L.P.
March 8, 2018
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

By:	/s/ Warren G. Lichtenstein	March 8, 2018
	Warren G. Lichtenstein, Executive Chairman	Date
(Principal Executive Officer)

By:	/s/ Douglas B. Woodworth	March 8, 2018
	Douglas B. Woodworth, Chief Financial Officer	Date
(Principal Accounting Officer)

By:	/s/ Jack L. Howard	March 8, 2018
	Jack L. Howard, Director	Date

By:	/s/ John P. McNiff	March 8, 2018
	John P. McNiff, Director	Date

By:	/s/ Joseph L. Mullen	March 8, 2018
	Joseph L. Mullen, Director	Date

By:	/s/ General Richard I. Neal	March 8, 2018
	General Richard I. Neal, Director	Date

By:	/s/ Lon Rosen	March 8, 2018
	Lon Rosen, Director	Date

By:	/s/ Allan R. Tessler	March 8, 2018
	Allan R. Tessler, Director	Date