Form 10-Q
period 2018-03-31
STEEL PARTNERS HOLDINGS L.P.
filed 2018-05-04
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the Registrant's common units as of May 2, 2018 was 26,164,143.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(unaudited)
(in thousands, except common units)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$322,833	$418,755
Restricted cash	13,092	15,629
Marketable securities	15,120	58,313
Trade and other receivables - net of allowance for doubtful accounts of $2,655 and $3,633, respectively	216,288	188,487
Receivables from related parties	802	355
Loans receivable, including loans held for sale of $148,729 and $136,773, respectively, net	204,261	182,242
Inventories, net	160,473	142,635
Prepaid expenses and other current assets	29,436	19,597
Assets held for sale	—	2,549
Total current assets	962,305	1,028,562
Long-term loans receivable, net	106,208	87,826
Goodwill	182,810	170,115
Other intangible assets, net	213,481	199,317
Deferred tax assets	110,923	109,011
Other non-current assets	67,383	61,074
Property, plant and equipment, net	302,622	271,991
Long-term investments	274,769	236,144
Total Assets	$2,220,501	$2,164,040
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$123,699	$105,221
Accrued liabilities	70,191	74,118
Financial instruments	13,092	15,629
Deposits	303,690	305,207
Payables to related parties	1,726	1,563
Short-term debt	2,602	1,624
Current portion of long-term debt	828	459
Other current liabilities	11,906	10,602
Liabilities of discontinued operations	450	450
Total current liabilities	528,184	514,873
Long-term deposits	200,441	205,793
Long-term debt	470,739	412,584
Preferred unit liability	173,121	176,512
Accrued pension liabilities	265,123	268,233
Deferred tax liabilities	3,482	3,007
Other non-current liabilities	20,836	16,002
Total Liabilities	1,661,926	1,597,004
Commitments and Contingencies
Capital:
Partners' capital common units: 26,164,143 and 26,348,420 issued and outstanding (after deducting 11,052,644 and 10,868,367 units held in treasury, at cost of $174,453 and $170,858), respectively	730,832	652,270
Accumulated other comprehensive loss	(193,977)	(106,167)
Total Partners' Capital	536,855	546,103
Noncontrolling interests in consolidated entities	21,720	20,933
Total Capital	558,575	567,036
Total Liabilities and Capital	$2,220,501	$2,164,040

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended March 31,
	2018	2017
Revenue:
Diversified industrial net sales	$307,618	$280,214
Energy net revenue	36,592	27,316
Financial services revenue	22,035	15,789
Total revenue	366,245	323,319
Costs and expenses:
Cost of goods sold	261,861	228,613
Selling, general and administrative expenses	88,382	90,522
Finance interest expense	1,778	881
Provision for loan losses	2,818	123
Interest expense	8,109	4,406
Realized and unrealized losses on securities, net	13,789	215
Other (income) expenses, net	(1,016)	1,113
Total costs and expenses	375,721	325,873
Loss before income taxes and equity method investments	(9,476)	(2,554)
Income tax provision	1,330	6,846
Income of associated companies, net of taxes	(1,955)	(6,302)
Net loss	(8,851)	(3,098)
Net income attributable to noncontrolling interests in consolidated entities	(227)	(984)
Net loss attributable to common unitholders	$(9,078)	$(4,082)
Net loss per common unit - basic and diluted
Net loss attributable to common unitholders	$(0.35)	$(0.16)
Weighted-average number of common units outstanding - basic	26,264,101	26,145,711
Weighted-average number of common units outstanding - diluted	26,264,101	26,145,711

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(8,851)	$(3,098)
Other comprehensive income, net of tax:
Gross unrealized gains on securities (a)	—	17,696
Reclassification of unrealized losses on securities (a),(b)	—	135
Gross unrealized gains on derivative financial instruments	185	307
Currency translation adjustments	3,304	1,227
Other comprehensive income	3,489	19,365
Comprehensive (loss) income	(5,362)	16,267
Comprehensive income attributable to noncontrolling interests	(448)	(2,064)
Comprehensive (loss) income attributable to common unitholders	$(5,810)	$14,203

Tax provision on gross unrealized gains on securities and derivative financial instruments	$32	$3,384
Tax provision on reclassification of unrealized losses on securities	$—	$80
Tax provision on currency translation adjustments	$36	$8

(a)
Effective January 1, 2018 upon adoption of ASU 2016-01, unrealized gains or losses on equity securities are no longer recorded in Other comprehensive income, but are instead recorded in Realized and unrealized losses on securities, net in the consolidated statement of operations.

(b)	For the three months ended March 31, 2017, unrealized losses of $215 were reclassified to Realized and unrealized losses on securities, net, due to the sale of the related investments.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statement of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance at December 31, 2017	37,216,787	(10,868,367)	$(170,858)	$652,270	$(106,167)	$546,103	$20,933	$567,036
Net loss	—	—	—	(9,078)	—	(9,078)	227	(8,851)
Cumulative effect of adopting ASU 2016-01 relating to net unrealized gains and losses on equity securities (a)	—	—	—	91,078	(91,078)	—	—	—
Cumulative effect of adopting ASC 606 relating to revenue recognition (b)	—	—	—	1,034	—	1,034	—	1,034
Unrealized gains on derivative financial instruments	—	—	—	—	170	170	15	185
Currency translation adjustments	—	—	—	—	3,098	3,098	206	3,304
Equity compensation - restricted units	—	—	—	149	—	149	—	149
Purchases of SPLP common units	—	(184,277)	(3,595)	(3,595)	—	(3,595)	—	(3,595)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	(740)	—	(740)	339	(401)
Other, net	—	—	—	(286)	—	(286)	—	(286)
Balance at March 31, 2018	37,216,787	(11,052,644)	$(174,453)	$730,832	$(193,977)	$536,855	$21,720	$558,575

(a)
Effective January 1, 2018 upon adoption of ASU 2016-01, a cumulative effect reclassification adjustment was made to remove the net unrealized gains and losses on equity securities from Accumulated other comprehensive loss and reclassify them to Partners' capital.

(b)
Effective January 1, 2018, the Company adopted ASC 606 for all contracts with customers using the modified retrospective transition method. The Company recognized a net increase of $1,034 to Partners' capital due to the cumulative impact of adopting ASC 606.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,851)	$(3,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	2,818	123
Income of associated companies, net of taxes	(1,955)	(6,302)
Losses on securities, net	13,789	215
Deferred income taxes	(618)	(1,118)
Depreciation and amortization	18,702	18,280
Equity-based compensation	149	6,327
Other	1,996	1,937
Net change in operating assets and liabilities:
Trade and other receivables	(21,308)	(24,559)
Inventories	(9,005)	(10,358)
Prepaid expenses and other assets	(5,913)	(3,040)
Accounts payable, accrued and other current liabilities	1,477	(4,937)
Net increase in loans held for sale	(11,956)	(24,799)
Net cash used in operating activities	(20,675)	(51,329)
Cash flows from investing activities:
Purchases of investments	(57,706)	(10,139)
Proceeds from sales of investments	33,718	1,458
Proceeds from maturities of marketable securities	8,146	3,428
Loan originations, net of collections	(31,261)	(6,488)
Purchases of property, plant and equipment	(12,010)	(8,899)
Proceeds from sales of assets	2,960	14,483
Acquisitions, net of cash acquired	(62,120)	2,246
Proceeds from divestitures	—	1,975
Other	(134)	(289)
Net cash used in investing activities	(118,407)	(2,225)
Cash flows from financing activities:
Net revolver borrowings	56,510	5,773
Net repayments of term loans – domestic	(115)	(248)
Net borrowings (repayments) of term loans – foreign	85	(1,090)
Proceeds from equipment lease financing	—	5,377
Purchases of the Company's common units	(3,595)	(1,306)
Purchase of subsidiary shares from noncontrolling interests	(4,360)	(2,086)
Common unit dividend payment	—	(3,923)
Deferred finance charges	(430)	—
Net decrease in deposits	(6,869)	(14,900)
Other	(1,198)	(1,484)
Net cash provided by (used in) financing activities	40,028	(13,887)
Net change for the period	(99,054)	(67,441)
Effect of exchange rate changes on cash and cash equivalents	595	525
Cash, cash equivalents and restricted cash at beginning of period	434,384	462,768
Cash, cash equivalents, and restricted cash at end of period	$335,925	$395,852

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All amounts used in the Notes to Consolidated Financial Statements are in thousands, except common and preferred units, per common and preferred unit, share and per share data.

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of the Business

Steel Partners Holdings L.P. ("SPLP" or "Company") is a diversified global holding company that engages in multiple businesses through consolidated subsidiaries and other interests. It owns and operates businesses and has significant interests in companies in various industries, including diversified industrial products, energy, defense, supply chain management and logistics, banking and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other, which are managed separately and offer different products and services. For additional details related to the Company's reportable segments see Note 18 - "Segment Information." Steel Partners Holdings GP Inc. ("SPH GP"), a Delaware corporation, is the general partner of SPLP and is wholly-owned by SPLP. The Company is managed by SP General Services LLC ("Manager"), pursuant to the terms of an amended and restated management agreement ("Management Agreement") discussed in further detail in Note 17 - "Related Party Transactions."

Basis of Presentation

The consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and the unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted in accordance with those rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2017. Certain amounts for the prior year have been reclassified to conform to the current year presentation, principally to conform with changes made in accordance with new accounting pronouncements adopted January 1, 2018, as discussed further below.

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year.

New or Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued amendments thereto (collectively referred to herein as "ASC 606"). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five-step process to achieve this core principle. ASC 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method. For additional information, see Note 2 - "Revenues."

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10), which eliminates the requirement to classify equity securities with readily determinable market values as either available-for-sale securities or trading securities, and requires that equity investments, other than those accounted for under the traditional equity method of accounting, be measured at their fair value with changes in fair value recognized in net income or loss. In the past, changes in fair value were reported in the Company's consolidated statement of comprehensive income (loss) and in Accumulated other comprehensive income (loss) ("AOCI"). Equity investments that do not have readily determinable market values may be measured at cost under ASU 2016-01, subject to an assessment for impairment. We adopted ASU 2016-01 effective January 1, 2018. Upon adoption, we recorded a cumulative effect reclassification adjustment from AOCI to Partners' capital of $91,078, which represented the accumulated net unrealized gain on equity securities that was held in AOCI as of December 31, 2017. See also Note 12 - "Capital and Accumulated Other Comprehensive Loss."

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. A modified retrospective transition approach is required for capital and operating leases existing at the date of adoption, with certain practical expedients available. The Company is currently evaluating the potential impact of this new guidance, which is effective for the Company's 2019 fiscal year.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The new standard is effective for the Company's 2020 fiscal year with early adoption permitted for all entities in fiscal years beginning after December 15, 2018. The Company is currently evaluating the potential impact of this new guidance.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard provided guidance to help decrease diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The amendments in ASU 2016-15 provided guidance on eight specific cash flow issues. We adopted ASU 2016-15 effective January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This new standard provides guidance on the classification of restricted cash in the statement of cash flows. We adopted ASU 2016-18 effective January 1, 2018. As a result of the adoption of ASU 2016-18, in the consolidated statement of cash flows for the three months ended March 31, 2017, we reclassified $13,513 of restricted cash.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard provides guidance to help determine more clearly what is a business acquisition, as opposed to an asset acquisition. The amendments provide a screen to help determine when a set of components is a business by reducing the number of transactions in an acquisition that need to be evaluated. The new standard states that to classify the acquisition of assets as a business, there must be an input and a substantive process that jointly contribute to the ability to create outputs, with outputs being defined as the key elements of the business. If all of the fair value of the assets acquired are concentrated in a single asset group, this would not qualify as a business. The Company adopted ASU 2017-01 effective January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new standard simplifies subsequent measurements of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, entities will perform their interim or annual goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge based on the amount that the carrying amount exceeds the reporting unit's fair value. The loss recognized should not exceed the total goodwill allocated to the reporting unit. The amendments in ASU 2017-04 are effective for the Company's 2020 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new standard requires the components of net benefit cost to be disaggregated within the statement of operations, with service cost being included in the same line item as other compensation costs, and any other components being presented outside of operating income. The Company adopted ASU 2017-07 effective January 1, 2018. Since the Company's significant pension plans have been frozen, there is no substantial service cost associated with such plans and therefore, the adoption of ASU 2017-07 did not have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard states that entities should account for the effects of a modification unless the fair value of the modified award is the same as the fair value of the original award, the vesting conditions do not change, and the classification as an equity instrument or a liability instrument is the same. We adopted ASU 2017-09 effective January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This new standard was created to refine and expand hedge accounting for both financial and commodity risk in order to simplify the current application of hedge accounting guidance in current U.S. GAAP. This new standard creates more transparency around how hedging results are presented, both in the notes and on the face of the financial statements. The amendments in ASU 2017-12 are effective for the Company's 2019 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new standard provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the federal Tax Cuts and Jobs Act ("TCJA") is recorded. The amendments in ASU 2018-02 are effective for the Company's 2019 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 applies to income tax effects from the enactment of the TCJA in December 2017. ASU 2018-05 allows a Company to report as provisional those amounts where the Company does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting under Accounting Standards Codification Topic 740. ASU 2018-05 further allows a measurement period, not to exceed one year from the enactment date of TCJA, during which an entity may need to reflect adjustments to its provisional amounts. ASU 2018-05 requires that any adjustments to provisional amounts during the measurement period be included in income from continuing operations as an adjustment to tax expense or benefit, and also requires certain disclosures. The provisions of ASU 2018-05 were effective as of the enactment date of the TCJA, December 22, 2017.

2. REVENUES

Adoption of ASC 606, "Revenue from Contracts with Customers"

On January 1, 2018, the Company adopted ASC 606 for all contracts with customers using the modified retrospective transition method. The Company recognized a net increase of $1,034 to Partners' capital due to the cumulative impact of adopting ASC 606. The impact to Partners' capital was primarily related to the timing of when revenue is recognized. While revenue from most contracts will continue to be recognized at a point in time, revenue from other contracts (for example, contracts for sale of custom manufactured goods that do not have an alternative use and for which the Company has an enforceable right to payment) will be recognized over time. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis.

For the three months ended March 31, 2018, ASC 606 did not have a material impact on the Company's consolidated statement of operations, including total revenue. As of March 31, 2018, and January 1, 2018, no accounts in the consolidated balance sheets, including the Company's return asset, contract asset and contract liability accounts, were materially impacted by ASC 606 (see "Contract Balances" below for further details).

Revenue Recognition Accounting Policies

Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company records all shipping and handling fees billed to customers as revenue. The Company has elected to account for shipping and handling activities that are performed after the customer obtains control of a good as activities to fulfill the promise to transfer the good. If revenue is recognized for the related good before the shipping and handling activities occur, the related costs of those shipping and handling activities are accrued.

Sales and usage-based taxes are excluded from revenues. The Company does not have any material service-type warranty arrangements. The expected costs associated with the Company's assurance warranties continue to be recognized as expense when the products are sold. The Company does not have any material significant financing arrangements as payment is received shortly after the goods are sold or services are performed.

Standalone Selling Price

Generally, the Company's sales contracts with customers contain only one performance obligation. In certain circumstances, contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines the standalone selling price based on the prices charged to similar customers or by using the expected cost plus margin approach.

Practical Expedients and Exemptions

The Company's performance obligations are generally part of contracts that have a duration of less than one year. Therefore, in accordance with the standard, the Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within Selling, general and administrative expenses.

For certain of the services that the Company's Diversified Industrial segment and Energy segment provides, the Company has determined that it has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company's performance completed to date, and therefore, the Company recognizes revenue in the amount to which the entity has a right to invoice.

Disaggregation of Revenues

Revenues are disaggregated at the Company's segment level since the segment categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. For additional details related to the Company's reportable segments see Note 18 - "Segment Information."

The following table presents the Company's revenues disaggregated by geography for the three months ended March 31, 2018 and 2017. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Three Months Ended March 31,
	2018	2017
United States	$307,940	$276,282
Foreign (a)	58,305	47,037
Total revenue	$366,245	$323,319

(a)	Foreign revenues are primarily related to the Company's API Group plc ("API") business, which is domiciled in the United Kingdom.

Diversified Industrial Revenues

The Diversified Industrial segment is comprised of manufacturers of engineered niche industrial products. The majority of revenues recognized are for the sale of manufactured goods in the United States. Other revenue recognized is for repair and maintenance services. Customer contracts are generally short-term in nature and are based on individual customer purchase orders. The terms and conditions of the customer purchase orders are dictated by either the Company's standard terms and conditions or by a master service agreement.

Diversified Industrial revenues related to product sales are recognized when control of the promised goods is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods. This condition is usually met at a point-in-time when the product has been shipped to the customer, or in certain circumstances when the product has been delivered to the customer, depending on the terms of the contract. However, revenues for certain custom manufactured goods are recognized over time as the customer order is fulfilled (for example, contracts for sale of custom manufactured goods that do not have an alternative use and for which the Company has an enforceable right to payment). Generally, the units of delivery method is used to determine the timing of revenue recognition for over time arrangements since there is no material work in progress and finished goods for those arrangements. Service revenues are primarily recognized in the amount to which the entity has a right to invoice.

Certain customers may receive sales incentives, such as right of return, rebates, volume discounts and early payment discounts, which are accounted for as variable consideration. The Company estimates these amounts based on the expected incentive amount to be provided to customers and reduces revenues. The Company adjusts its estimate of revenue at the earlier of when the expected value or most likely amount of consideration we expect to receive changes or when the consideration becomes fixed.

Energy Revenues

The Energy segment provides drilling and production services to the oil & gas industry in the United States. The services provided include well completion and recompletion, well maintenance and workover, snubbing, flow testing, down hole pumping, plug and abatement, well logging and perforating services. Service revenues are recognized in the amount to which the entity has a right to invoice. Consideration for Energy contracts is generally fixed.

A portion of Energy revenues are service revenues related to Energy's youth sports business. These service revenues are recognized when services are provided to the customer, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those services. Consideration for the Energy's sports business contracts is generally fixed.

Financial Services Revenues

WebBank generates revenues through a combination of interest income and non-interest income. Interest income is derived from interest and fees earned on loans and investments. Interest income is accrued on the unpaid principal balance, including amortization of premiums and accretion of discounts. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the estimated life of the loan. Non-interest income is primarily derived from premiums on the sale of loans, loan servicing fees, origination fees earned on loans and fee income on contractual lending arrangements. WebBank's revenue streams are primarily accounted for outside of the scope of ASC 606.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheet.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheet. The balances of contract assets as of March 31, 2018 and January 1, 2018 were $3,798 and $3,480, respectively.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts which are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. The balances of contract liabilities as of March 31, 2018 and January 1, 2018 were $3,447 and $1,483, respectively. For the three months ended March 31, 2018, the Company recognized revenue of $890 that was included in the contract liability balance at the date of adoption.

3. ACQUISITIONS

2018 Acquisition

On February 16, 2018, the Company completed the acquisition of certain assets and liabilities of Dunmore Corporation in the U.S. and the share purchase of Dunmore Europe GmbH in Germany (collectively, "Dunmore") for a purchase price of $69,828, which includes assumed debt and is subject to a working capital adjustment and an earn-out based on future earnings during the period from January 1, 2018 through December 31, 2019, each as provided in the purchase agreement. In no case will the purchase price, including the potential earn-out, exceed $80,000. Dunmore is a global provider of specialty coated, laminated and metallized films for the aircraft, spacecraft, photovoltaic, graphic arts, packaging, insulation, surfacing and fashion industries. Dunmore will report into the Company's packaging business in its Diversified Industrial segment. In connection with the Dunmore acquisition, which is not material to SPLP's operations, the Company recorded inventories, property, plant and equipment, other intangible assets (primarily customer relationships) and goodwill on a preliminary basis, totaling approximately $7,700, $29,700, $20,300 and $11,800, respectively, as well as other assets and liabilities. The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities.

2017 Acquisition

On May 19, 2017, the Company acquired an 80% interest in Basin Well Logging Wireline Services, Inc. ("Basin") located in Farmington, New Mexico for approximately $5,100. Basin provides wireline services to major oil & gas exploration and production companies in the U.S. and specializes in cased-hole wireline logging and perforating services for exploration and production companies with wells in New Mexico, Texas, Utah, Arizona and Colorado. In connection with the Basin acquisition, which was not material to SPLP's operations, goodwill totaling approximately $758 was recorded on a preliminary basis.

4. DIVESTITURES

In January 2017, the Company sold its Micro-Tube Fabricators, Inc. business ("MTF") for approximately $2,500 and recorded a loss on sale of $400, which is included in Other (income) expenses, net in the Company's consolidated statements of operations. MTF specialized in the production of precision fabricated tubular components produced for medical device, aerospace, aircraft, automotive and electronic applications, and it was included in the Company's Diversified Industrial segment. The price was paid $2,000 in cash at closing and a $500 subordinated promissory note to the Company bearing 5% interest annually, which has been fully collected. In addition, the Company may receive up to $1,000 of additional contingent consideration if certain sales volume milestones are met between the sale date and December 31, 2019. In 2017, the Company earned $755 of additional contingent consideration. The operations of MTF were not significant to the Company's consolidated financial statements.

5. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classification of WebBank's loans receivable, including loans held for sale, at March 31, 2018 and December 31, 2017 are as follows:

	Total				Current		Non-current
	March 31, 2018%		December 31, 2017%		March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Loans held for sale	$148,729		$136,773		$148,729	$136,773	$—	$—

Commercial real estate loans	$600	—%	$568	1%	20	20	580	548
Commercial and industrial	84,070	50%	84,726	61%	28,002	28,315	56,068	56,411
Consumer loans	84,111	50%	53,238	38%	34,551	22,371	49,560	30,867
Total loans	168,781	100%	138,532	100%	62,573	50,706	106,208	87,826
Less:
Allowance for loan losses	(7,041)		(5,237)		(7,041)	(5,237)	—	—
Total loans receivable, net	$161,740		$133,295		55,532	45,469	106,208	87,826
Loans receivable, including loans held for sale (a)					$204,261	$182,242	$106,208	$87,826

(a)
The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, net was $309,046 and $270,068 at March 31, 2018 and December 31, 2017, respectively.

Commercial and industrial loans include unamortized premiums of $1 and unaccreted discounts of $494 at March 31, 2018. Consumer loans include unaccreted discounts of $172 at March 31, 2018. Loans with a carrying value of approximately $57,397 and $57,436 were pledged as collateral for potential borrowings at March 31, 2018 and December 31, 2017, respectively. WebBank serviced $3,109 in loans for others at March 31, 2018.

The allowance for loan losses ("ALLL") represents an estimate of probable and estimable losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALLL is established by analyzing the portfolio at least quarterly and a provision for or reduction of loan losses is recorded so that the ALLL is at an appropriate level at the balance sheet date. The increase in the ALLL was due to an increase in existing impaired loans and an increase in the loan portfolio of held-to-maturity consumer loans. There have been no other significant changes in the credit quality of loans in the loan portfolio since December 31, 2017.

6. INVENTORIES, NET

A summary of inventories, net is as follows:

	March 31, 2018	December 31, 2017
Finished products	$53,216	$49,053
In-process	28,677	25,037
Raw materials	59,258	53,015
Fine and fabricated precious metal in various stages of completion	20,347	16,757
	161,498	143,862
LIFO reserve	(1,025)	(1,227)
Total	$160,473	$142,635

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, the Company purchases, maintains and utilizes precious metal inventory. The Company records certain precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through Cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

During the third quarter of 2017, the Company began obtaining certain precious metals under a $29,500 fee consignment agreement with the Bank of Nova Scotia ("ScotiaBank"). As of March 31, 2018, the Company had approximately $7,700 of silver under consignment with ScotiaBank, which is recorded at fair value in Inventories, net with a corresponding liability for the same amount included in Accrued liabilities on the Company's consolidated balance sheet. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

	March 31, 2018	December 31, 2017
Supplemental inventory information:
Precious metals stated at LIFO cost	$9,599	$4,897
Precious metals stated under non-LIFO cost methods, primarily at fair value	$9,723	$10,633
Market value per ounce:
Silver	$16.32	$17.01
Gold	$1,323.85	$1,296.50
Palladium	$970.00	$1,056.00

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying value of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Corporate and Other	Total
Balance at December 31, 2017
Gross goodwill	$193,530	$65,548	$81	$259,159
Accumulated impairments	(24,254)	(64,790)	—	(89,044)
Net goodwill	169,276	758	81	170,115
Acquisitions (a)	11,819	—	—	11,819
Currency translation adjustments	876	—	—	876
Balance at March 31, 2018
Gross goodwill	206,225	65,548	81	271,854
Accumulated impairments	(24,254)	(64,790)	—	(89,044)
Net goodwill	$181,971	$758	$81	$182,810

(a)	Goodwill related to the Dunmore acquisition. For additional information, see Note 3 - "Acquisitions."

A summary of Other intangible assets, net is as follows:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$236,179	$86,915	$149,264	$222,277	$80,952	$141,325
Trademarks, trade names and brand names	55,882	15,772	40,110	52,356	14,996	37,360
Developed technology, patents and patent applications	31,594	12,355	19,239	28,239	11,756	16,483
Other	17,312	12,444	4,868	16,131	11,982	4,149
Total	$340,967	$127,486	$213,481	$319,003	$119,686	$199,317

Other intangible assets, net as of March 31, 2018 includes approximately $20,300 in intangible assets, primarily customer relationships, associated with the Dunmore acquisition. These balances, and the related goodwill balance noted above, are subject to adjustment during the finalization of the purchase price allocations for the Dunmore acquisition.

Trademarks with indefinite lives as of March 31, 2018 and December 31, 2017 were $11,320 and $8,020, respectively. Amortization expense related to intangible assets was $7,351 and $8,119 for the three months ended March 31, 2018 and 2017, respectively.

8. INVESTMENTS

Short-Term Investments

Marketable Securities

The Company's short-term investments primarily consist of its marketable securities portfolio held by its subsidiary, Steel Excel Inc ("Steel Excel"). The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investments. The Company's portfolio of marketable securities was as follows:

	March 31, 2018				December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term deposits	$24,972	$—	$—	$24,972	$35,834	$—	$—	$35,834
Mutual funds	—	—	—	—	12,077	4,675	—	16,752
Corporate securities	12,689	5,697	(3,266)	15,120	32,311	11,893	(2,643)	41,561
Total marketable securities	37,661	5,697	(3,266)	40,092	80,222	16,568	(2,643)	94,147
Amounts classified as cash equivalents	(24,972)	—	—	(24,972)	(35,834)	—	—	(35,834)
Amounts classified as marketable securities	$12,689	$5,697	$(3,266)	$15,120	$44,388	$16,568	$(2,643)	$58,313

Proceeds from sales of marketable securities were approximately $33,718 and $1,200 in the three months ended March 31, 2018 and 2017, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, which are reported as a component of Realized and unrealized losses on securities, net in the Company's consolidated statements of operations, were as follows:

	Three Months Ended March 31,
	2018	2017
Gross realized gains	$9,674	$12
Gross realized losses	(2,910)	(227)
Realized gains (losses), net	$6,764	$(215)

Effective with the current quarter ended March 31, 2018 upon adoption of ASU 2016-01, unrealized gains or losses due to changes in fair value of securities are being accounted for as a component of Realized and unrealized losses on securities, net in the Company's consolidated statements of operations. Prior to January 1, 2018, changes in fair value were recognized in Partners' capital as Other comprehensive income or loss, except for other-than-temporary impairments, which were reflected as a reduction of cost and charged to the consolidated statements of operations.

The fair value of marketable securities with unrealized losses at March 31, 2018, and the duration of time that such losses had been unrealized, were as follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$3,340	$(3,266)	$—	$—	$3,340	$(3,266)
Total	$3,340	$(3,266)	$—	$—	$3,340	$(3,266)

The fair value of marketable securities with unrealized losses at December 31, 2017, and the duration of time that such losses had been unrealized, were as follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$5,801	$(2,558)	$398	$(85)	$6,199	$(2,643)
Total	$5,801	$(2,558)	$398	$(85)	$6,199	$(2,643)

The gross unrealized losses related to losses on corporate securities, which primarily consist of investments in equity securities of publicly-traded entities. The Company evaluated such securities to determine if certain unrealized losses represented other-than-temporary impairments. This determination was based on several factors, including any adverse changes in the market conditions and economic environments in which the entities operate. The Company determined that there was no indication of other-than-temporary impairments on its investments with unrealized losses that had not been previously recorded as impairment charges. This determination was based on several factors, including the length of time and extent to which fair value had been less than the cost basis, the financial condition and near-term prospects of the entities, and the intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

Long-Term Investments

The following table summarizes the Company's long-term investments as of March 31, 2018 and December 31, 2017. For those investments at fair value, the carrying amount of the investment equals its respective fair value.

	Ownership %		Long-Term Investments Balance		Loss (Income) Recorded in the Consolidated Statements of Operations
					Three Months Ended March 31,
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	2018	2017
Corporate securities (a),(e)			$164,105	$131,307	$13,805	$—
Steel Connect, Inc. ("STCN") convertible notes (b),(f)			14,431	10,387	315	(369)
STCN preferred stock (c),(f)			42,449	35,000	(7,449)	—
STCN warrants (f)			—	—	—	(12)
Equity method investments: (f)
Carried at fair value:
STCN common stock	30.2%	30.4%	38,547	45,275	5,998	(5,122)
Aviat Networks, Inc. ("Aviat")	12.7%	12.7%	11,233	10,168	(849)	(825)
Other	43.8%	43.8%	1,223	1,223	—	—
Long-term investments carried at fair value			271,988	233,360
Carried at cost:
Other equity method investments carried at cost (d)			2,781	2,784	30	26
Total			$274,769	$236,144

(a)	Cost basis totaled $56,295 at March 31, 2018 and $12,250 at December 31, 2017 and gross unrealized gains totaled $107,810 and $119,057 at March 31, 2018 and December 31, 2017, respectively.

(b)
Represents investment in STCN convertible notes. Cost basis totaled $13,262 at March 31, 2018 and $8,903 at December 31, 2017 and gross unrealized gains totaled $1,169 and $1,484 at March 31, 2018 and December 31, 2017, respectively. Changes in fair value are recorded in the Company's consolidated statements of operations as the Company elected the fair value option to account for this investment.

(c)
Represents investment in STCN preferred stock. On December 15, 2017, the Company entered into an agreement pursuant to which STCN issued Series C convertible voting preferred stock for an aggregate purchase consideration of $35,000. Each share of preferred stock can be converted into shares of STCN's common stock at an initial conversion price equal to $1.96 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction, among other things. Changes in fair value are recorded in the Company's consolidated statements of operations as the Company elected the fair value option to account for this investment. The convertible preferred shares, if converted as of March 31, 2018, when combined with the common shares owned by the Company, would result in the Company having a direct interest of approximately 46% of STCN's outstanding shares. During the first quarter of 2018, the Company recorded an $11,208 out-of-period adjustment related to the increase in the fair value of the Company’s investment in STCN preferred stock for the period from December 15, 2017 to December 31, 2017. Had this adjustment been recorded at December 31, 2017, the Company’s investment in STCN preferred stock would have been valued at $46,208 at December 31, 2017, and the Company’s Income from associated companies, net of taxes for the three months ended March 31, 2018 would be reduced by $11,208.

(d)	Represents investments in iGo, Inc. ("iGo") of 45% and a 50% investment in API Optix s.r.o ("API Optix"), a joint venture investment held by the Company.

(e)	Loss (income) from these investments is included in Realized and unrealized losses on securities, net in the consolidated statements of operations.

(f)	Loss (income) from these investments is included in Income of associated companies, net of taxes in the consolidated statements of operations.

The Company's long-term investments include common shares of Babcock & Wilcox Enterprises, Inc. ("BW"). BW commenced a rights offering, as amended, pursuant to which BW distributed nontransferable subscription rights to each of its common stockholders. Each subscription right allowed BW shareholders to purchase 2.8 common shares of BW at a subscription price of $2.00 per common share. The rights have been recorded at fair value as of March 31, 2018 and are included in the table above under Corporate securities. As of March 31, 2018, the Company owned 6,993,219 shares of BW common stock, constituting approximately 15.8% of BW's outstanding shares. Vintage Capital Management, LLC ("Vintage") and BW entered into an agreement under which Vintage agreed to provide a backstop commitment to purchase any BW common shares that were not subscribed for in the rights offering. On April 12, 2018, the Company entered into an agreement with Vintage pursuant to which it agreed to backstop Vintage's obligation under its backstop commitment. SPLP committed, subject to specified conditions, to fund a portion of Vintage's backstop commitment up to a maximum aggregate amount of $46,500, but not to exceed such number of BW common shares as would result in SPLP, together with its affiliates and associates, beneficially owning more than 29.95% of BW's outstanding shares immediately following consummation of the rights offering. Upon the completion of the rights offering, the Company purchased 22,981,822 BW common shares at an aggregate price of $45,964, including $6,802 to fund its backstop commitment, increasing the Company's ownership in BW to approximately 17.8% of the outstanding shares.

Equity Method Investments

The Company's investments in associated companies are accounted for under the equity method of accounting. Certain associated companies have a fiscal year end that differs from December 31. Additional information for each of SPLP's investments in associated companies that have impacted the Company's consolidated statements of operations during March 31, 2018 and March 31, 2017 is as follows:

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

Equity Method, Carried At Cost:

•
iGo is a provider of accessories for mobile devices. This investment is being accounted for under the traditional equity method. Based on the closing market price of iGo's publicly-traded shares, the fair value of the investment in iGo was approximately $2,288 and $2,317 at March 31, 2018 and December 31, 2017, respectively.

•
The Company has a 50% joint venture in API Optix with IQ Structures s.r.o. API Optix provides development and origination services in the field of micro and nano-scale surface relief technology. The investment, based in Prague, Czech Republic, is being accounted for under the equity method as an associated company.

The below summary balance sheet and statement of operations amounts include results for the major associated companies for the periods in which they were accounted for as an associated company or the nearest practicable corresponding period to the Company's fiscal period.

	March 31, 2018	December 31, 2017
Summary of balance sheet amounts: (a)
Current assets	$292,756	$257,846
Non-current assets	577,354	23,452
Total assets	$870,110	$281,298

Current liabilities	$222,153	$149,155
Non-current liabilities	478,730	69,172
Total liabilities	700,883	218,327
Contingently redeemable preferred stock	35,259	—
Equity	133,968	62,971
Total liabilities and equity	$870,110	$281,298

	Three Months Ended March 31,
	2018	2017
Summary operating results:
Net revenue	$151,119	$117,568
Gross profit	$16,950	$11,198
Net income (loss) (b)	$64,830	$(2,906)

(a)	The increase in the amounts of assets and liabilities in the table above is principally due to a major acquisition made by STCN.

(b)	Net income (loss) in the 2018 period was favorably impacted principally by an income tax benefit related to the acquisition made by STCN.

Other Investments

WebBank had $37,695 and $32,816 of held-to-maturity securities at March 31, 2018 and December 31, 2017, respectively. WebBank records these securities at amortized cost, and they are included in Other non-current assets on the Company's consolidated balance sheets. The dollar value of these securities with maturities less than five years is $9,806, after five years through ten years is $26,325 and after ten years is $1,564. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The securities are collateralized by unsecured consumer loans. These securities had an estimated fair value of $35,956 and $32,842 at March 31, 2018 and December 31, 2017, respectively.

9. LONG-TERM DEBT

Debt consists of the following:

	March 31, 2018	December 31, 2017
Short term debt:
Foreign	$2,602	$1,624
Short-term debt	2,602	1,624
Long-term debt:
SPLP revolving facility	464,478	406,981
Other debt - foreign	1,141	—
Other debt - domestic	5,948	6,062
Subtotal	471,567	413,043
Less portion due within one year	828	459
Long-term debt	470,739	412,584
Total debt	$474,169	$414,667

On November 14, 2017, SPH Group Holdings, Steel Excel, API Americas Inc., Handy & Harman Ltd. ("HNH") and Cedar 2015 Limited (collectively, the "Borrowers"), each a direct or indirect subsidiary of the Company, entered into a credit agreement ("Credit Agreement") that consolidates a number of the Company's existing credit facilities into one combined, revolving credit facility covering substantially all of the Company's subsidiaries, with the exception of WebBank. The Credit Agreement provides for a revolving credit facility in an aggregate principal amount not to exceed $600,000 at March 31, 2018, which includes a $55,000 subfacility for swing line loans and a $50,000 subfacility for standby letters of credit. The Credit Agreement also permits the Borrowers, under certain circumstances, to increase the aggregate principal amount of revolving credit commitments under the Credit Agreement by up to $150,000. Borrowings under the Credit Agreement bear interest, at the Borrower's option, at annual rates of either the Base Rate or the Euro-Rate, as defined, plus an applicable margin as set forth in the Credit Agreement (1.00% and 2.00%, respectively, for Base Rate and Euro-Rate borrowings at March 31, 2018), and the Credit Agreement provides for a commitment fee to be paid on unused borrowings. The weighted average interest rate on the Credit Agreement was 3.77% at March 31, 2018. At March 31, 2018, letters of credit totaling $10,837 had been issued under the Credit Agreement, including $3,724 of the letters of credit guaranteeing various insurance activities, and $7,113 for environmental and other matters. The Credit Agreement permits SPLP, the parent, to fund the dividends on its preferred units and its routine corporate expenses. The Company's total availability under the Credit Agreement, which is based upon earnings and certain covenants as described in the Credit Agreement, was approximately $69,700 as of March 31, 2018.

On April 27, 2018, the Company entered into an amendment to the Credit Agreement to allow the Company to (i) exercise its BW subscription rights discussed in Note 8 - "Investments," (ii) increase the maximum aggregate principal amount to $700,000, (iii) increase the defined leverage ratios under the Credit Agreement by 0.25 "turns" for the fiscal quarters ending June 30, 2018, September 30, 2018 and December 31, 2018, and (v) make certain administrative changes.

The Credit Agreement will expire with all amounts outstanding due and payable, on November 14, 2022. The Credit Agreement is guaranteed by substantially all existing and thereafter acquired assets of the Borrowers and the Guarantors, as defined in the agreement, and a pledge of all of the issued and outstanding shares of capital stock of each of the Borrowers' and Guarantors' subsidiaries, and is fully guaranteed by the Guarantors. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, as defined. The Company was in compliance with all debt covenants at March 31, 2018.

10. FINANCIAL INSTRUMENTS

At March 31, 2018 and December 31, 2017, financial instrument liabilities and related restricted cash consisted of $13,092 and $15,629, respectively, related to short sales of corporate securities. Year-to-date activity is summarized below for financial instrument liabilities and related restricted cash:

	March 31,
	2018	2017
Balance, beginning of period	$15,629	$12,640
Settlement of short sales of corporate securities	(3,100)	(23)
Short sales of corporate securities	26	48
Net investment losses	537	848
Balance, end of period	$13,092	$13,513

Short Sales of Corporate Securities

From time to time, the Company enters into short sale transactions on certain corporate securities in which it receives proceeds from the sale of such securities and incurs obligations to deliver such securities at a later date. Upon initially entering into such short sale transactions, the Company recognizes a liability equal to the fair value of the obligation, with a comparable amount of cash and cash equivalents reclassified as restricted cash. Subsequent changes in the fair value of such obligations, determined based on the closing market price of the securities, are recognized currently as gains or losses, with a comparable adjustment made between unrestricted and restricted cash.

Foreign Currency Forward Contracts

API enters into foreign currency forward contracts to hedge certain of its receivables and payables denominated in other currencies. In addition, API enters into foreign currency forward contracts to hedge the value of its future sales denominated in Euros and the value of certain of its future purchases denominated in USD. These hedges have settlement dates ranging through June 2019 at March 31, 2018. The forward contracts that are used to hedge the risk of foreign exchange movement on its receivables and payables are accounted for as fair value hedges. At March 31, 2018, there was a contract in place to buy Sterling and sell Euros in the amount of €9,250. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net change in fair value of the derivative assets and liabilities are recognized in the Company's consolidated statements of operations. The forward contracts that are used to hedge the value of API's future sales and purchases are accounted for as cash flow hedges. At March 31, 2018, there were contracts in place to hedge the value of future sales denominated in Euros in the amount of €19,800 and the value of future purchases denominated in USD in the amount of $4,950. These hedges are fully effective, and accordingly, the changes in fair value are recorded in AOCI, and at maturity, any gain or loss on the forward contract is reclassified from AOCI into the Company's consolidated statements of operations.

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets at March 31, 2018 and are classified within Level 3 in the fair value hierarchy (see Note 15 - "Fair Value Measurements"). At March 31, 2018, outstanding derivatives mature within 3 to 5 years. Gains and losses resulting from changes in fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Call and Put Options

The options are traded in active markets, and accordingly, the Company records the fair value of the options through the use of quoted prices and records any changes in fair value in the consolidated statements of operations in Other (income) expenses, net.

Precious Metal and Commodity Inventories

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

As of March 31, 2018, the Company had the following outstanding forward contracts with settlement dates through April 2018. There were no futures contracts outstanding at March 31, 2018.

Commodity	Amount	Notional Value
Silver	253,895 ounces	$4,147
Gold	2,400 ounces	$3,187
Copper	275,000 pounds	$885
Tin	30 metric tons	$621

Fair Value Hedges. Of the total forward contracts outstanding, 18,895 ounces of silver and substantially all the copper contracts are designated and accounted for as fair value hedges and are associated primarily with the Company's precious metal inventory carried at fair value. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net change in fair value of the derivative assets and liabilities, and the change in the fair value of the underlying hedged inventory, are recognized in the Company's consolidated statements of operations, and such amounts principally offset each other due to the effectiveness of the hedges.

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets and the effect of derivative instruments in the Company's consolidated statements of operations are shown in the following tables:

Derivative	Balance Sheet Location	March 31, 2018	December 31, 2017
Commodity contracts (a),(b)	Prepaid expenses and other current assets (Accrued liabilities)	$56	$(49)
Commodity contracts (c)	Prepaid expenses and other current assets (Accrued liabilities)	10	(78)
Foreign exchange forward contracts (a),(d)	Prepaid expenses and other current assets	143	166
Foreign exchange forward contracts (a),(b)	Prepaid expenses and other current assets (Accrued liabilities)	69	(188)
Economic interests in loans (c)	Other non-current assets	14,190	13,126
Call options	Other current liabilities	—	(258)
Put options	Prepaid expenses and other current assets	—	3
Total derivatives		$14,468	$12,722

		Three Months Ended March 31,
		2018	2017
Derivative	Statement of Operations Location	Gain (Loss)	Gain (Loss)
Commodity contracts (a),(b)	Cost of goods sold	$77	$(1,183)
Commodity contracts (c)	Cost of goods sold	(47)	95
Commodity contracts (c)	Other income (expenses), net	146	(360)
Foreign exchange forward contracts (a),(d)	Revenue	(20)	(405)
Foreign exchange forward contracts (a),(b)	Other income (expenses), net	4	(11)
Economic interests in loans (c)	Revenue	3,281	2,497
Call options	Other income (expenses), net	250	48
Put options	Other income (expenses), net	(3)	(334)
Total derivatives		$3,688	$347

(a)	Designated as hedging instruments.

(b)	Fair value hedge.

(c)	Economic hedge.

(d)	Cash flow hedge.

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

At March 31, 2018 and December 31, 2017, WebBank's undisbursed loan commitments under these instruments totaled $183,931 and $148,529, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

WebBank estimates an allowance for potential losses on off-balance sheet contingent credit exposures related to the guaranteed amount of its Small Business Administration ("SBA") and United States Department of Agriculture ("USDA") loans and whether or not the SBA/USDA honors the guarantee. WebBank determines the allowance for these contingent credit exposures based on historical experience and portfolio analysis. The allowance is included in Other non-current liabilities on the Company's consolidated balance sheets, with any related increases or decreases in the reserve included in the Company's consolidated statements of operations. The allowance was $188 at both March 31, 2018 and December 31, 2017.

11. PENSION BENEFIT PLANS

HNH maintains several qualified and non-qualified pension plans and other post-retirement benefit plans. API maintains a pension plan in the United Kingdom and a pension plan in the U.S. which is not significant. The Company's other pension and postretirement benefit plans are not significant individually or in the aggregate. The following table presents the components of pension expense for HNH's and API's pension plans:

	Three Months Ended March 31,
	2018	2017
Interest cost	$5,378	$5,453
Expected return on plan assets	(7,009)	(6,169)
Amortization of actuarial loss	2,539	2,288
Total	$908	$1,572

Pension expense is included in Selling, general and administrative expenses in the consolidated statements of operations for all periods presented. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. Required minimum pension contributions are as follows:

•	HNH expects to contribute approximately $27,200 for the remainder of 2018, and $33,400, $35,800, $31,400, $32,100 and $43,200 in 2019, 2020, 2021, 2022 and for the five years thereafter, respectively.

•	API expects to contribute approximately $697 for the remainder of 2018, and $989 in each year 2019, 2020, 2021, 2022 and 2023.

12. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of March 31, 2018, the Company had 26,164,143 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

On December 7, 2016, the Board of Directors of SPH GP approved the repurchase of up to an aggregate of 2,000,000 of the Company's common units ("Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. During the first three months of 2018, the Company purchased 184,277 units for an aggregate price of approximately $3,595.

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

Preferred Units

The 6.0% Series A preferred units, no par value ("SPLP Preferred Units"), which were issued during 2017 in connection with the Steel Excel and HNH transactions discussed below, entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared cash distributions of approximately $2,900 and $380 to preferred unitholders for the three months ended March 31, 2018 and 2017, respectively. The SPLP Preferred Units have a term of nine years and are redeemable at any time at the Company's option at the liquidation value, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption. In addition, the holders can require the Company to repurchase up to 1,600,000 of the SPLP Preferred Units, in cash on a pro rata basis, on the third anniversary of the original issuance date, reduced by any preferred units called for redemption by the Company, in cash on a pro rata basis, prior to that time.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as a non-current liability, including accrued interest expense, on the Company's consolidated balance sheets as of March 31, 2018 and December 31, 2017 because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as a liability, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statement of operations. As of March 31, 2018, there were 7,741,017 SPLP Preferred Units outstanding.

Steel Excel Transaction

On December 23, 2016, the Company entered into an Amended Agreement and Plan of Merger with a subsidiary of the Company and Steel Excel to make a tender offer to purchase any and all of the outstanding shares of common stock of Steel Excel not already owned by the Company or any of its affiliates. In exchange for each share of Steel Excel common stock, the Company offered 0.712 SPLP Preferred Units. The offer commenced on January 9, 2017 and expired on February 6, 2017. As a result of the completion of the offer, the Company issued approximately 2,500,000 SPLP Preferred Units with a fair value and liquidation value of $25.00 per SPLP Preferred Unit, or approximately $63,500, to Steel Excel shareholders and paid approximately $2,100 in cash for any remaining unvested restricted shares of Steel Excel. As a result of this transaction, the Company owns 100% of Steel Excel.

HNH Transaction

On June 26, 2017, the Company entered into an Agreement and Plan of Merger with a subsidiary of the Company and HNH to make a tender offer to purchase any and all of the outstanding shares of common stock of HNH not already owned by the Company or any of its affiliates. In exchange for each share of HNH common stock, the Company offered 1.484 SPLP Preferred Units. The offer expired on October 12, 2017, and as a result of the completion of the offer, the Company issued approximately 5,400,000 SPLP Preferred Units with a fair value of approximately $112,000 and liquidation value of approximately $135,000 to HNH shareholders. As a result of this transaction, the Company owns 100% of HNH. Certain former stockholders of HNH made a demand for appraisal of the tender offer consideration under the laws of the State of Delaware. In the first quarter of 2018, this matter was settled. As a result, 211,643 SPLP Preferred Units were retired and the preferred unit liability was reduced with respect to these units, and $931 was charged to the consolidated statement of operations in Selling, general and administrative expenses.

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

Accumulated Other Comprehensive Loss

Changes, net of tax, in Accumulated other comprehensive loss are as follows:

	Three Months Ended March 31, 2018
	Unrealized gain on available-for-sale securities	Unrealized loss on derivative financial instruments	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at beginning of period	$91,078	$(1,901)	$(18,259)	$(177,085)	$(106,167)
Other comprehensive income, net of tax - before reclassifications (a)	—	170	3,098	—	3,268
Reclassification adjustments, net of tax	—	—	—	—	—
Net other comprehensive income attributable to common unitholders (b)	—	170	3,098	—	3,268
Cumulative effect of adopting ASU 2016-01 relating to net unrealized gains and losses on equity securities (c)	(91,078)	—	—	—	(91,078)
Balance at end of period	$—	$(1,731)	$(15,161)	$(177,085)	$(193,977)

(a)	Net of a tax provision of approximately $68.

(b)	Amounts do not include the cumulative translation adjustments of $221 which are attributable to noncontrolling interests.

(c)
Effective January 1, 2018 upon adoption of ASU 2016-01, a cumulative effect reclassification adjustment was made to remove the net unrealized gains and losses on equity securities from Accumulated other comprehensive loss and reclassify them to Partners' capital.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP, which are determined as of the last day of each fiscal year. If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company would record a negative incentive unit expense in the quarter when such over accrual is determined. The expense is recorded in Selling, general and administrative expenses in the Company's consolidated statements of operations. The Company recorded $0 and $5,114 of incentive unit expense in the three months ended March 31, 2018 and 2017, respectively.

13. INCOME TAXES

The Company recorded tax provisions of $1,330 and $6,846 for the three months ended March 31, 2018 and 2017, respectively. The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries that are taxable entities. The consolidated subsidiaries' effective tax rates for the three months ended March 31, 2018 were reduced as compared to the same period of 2017 because of the lower U.S. federal income tax rates enacted in December 2017 under the TCJA. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of the deferred tax assets will not be realized in future periods. There have not been any significant changes in deferred tax valuation allowances during the three months ended March 31, 2018 or 2017.

The TCJA includes a transition tax on the deemed distribution of previously untaxed accumulated and current earnings and profits ("E&P") of certain foreign subsidiaries. For the year ended December 31, 2017, the Company recorded a provisional amount for the one-time mandatory repatriation tax liability of $2,165. The Company has not yet finalized its calculation of the total post-1986 E&P and non-U.S. income taxes paid on such earnings for these foreign subsidiaries. Further, the transition tax is based on the amount of those earnings that are held in cash and other specified illiquid assets. This amount may change when the calculation of post-1986 net accumulated foreign E&P previously deferred from U.S. federal taxation and the amounts held in cash or other specified illiquid assets are finalized, and is subject to further refinement if further guidance is issued by federal and state taxing authorities. U.S. GAAP and the Securities and Exchange Commission ("SEC") allow for a measurement period not to exceed one year from the enactment date of the TCJA in order for companies to complete their accounting for the effects of the TCJA. For the three months ended March 31, 2018, the Company has not recorded any adjustments to its previously recorded provisional amounts. The Company intends to complete its accounting during the allowed measurement period permitted under U.S. GAAP and SEC guidance.

14. NET LOSS PER COMMON UNIT

The following data was used in computing net income per common unit shown in the Company's consolidated statements of operations:

	Three Months Ended March 31,
	2018	2017
Net loss	$(8,851)	$(3,098)
Net income attributable to noncontrolling interests in consolidated entities	(227)	(984)
Net loss attributable to common unitholders	$(9,078)	$(4,082)
Net loss per common unit – basic and diluted:
Net loss attributable to common unitholders	$(0.35)	$(0.16)
Denominator for net loss per common unit - basic	26,264,101	26,145,711
Effect of dilutive securities: (a)
Incentive units	—	—
Unvested restricted units	—	—
SPLP Preferred Units	—	—
Denominator for net loss per common unit - diluted	26,264,101	26,145,711

(a)
For the three months ended March 31, 2018, the diluted per unit calculation was based on the basic weighted-average units only since the impact of SPLP Preferred Units (10,811,476 common unit equivalents) and unvested restricted stock units (41,985 common unit equivalents), would have been anti-dilutive. For the three months ended March 31, 2017, SPLP Preferred Units (1,910,964 common unit equivalents), 266,342 accrued incentive units and unvested restricted stock units (41,085 common unit equivalents) were omitted from the calculation because their effects would have been anti-dilutive.

15. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of March 31, 2018 and December 31, 2017 are summarized by type of inputs applicable to the fair value measurements as follows:

March 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$1,433	$1,906	$11,781	$15,120
Long-term investments (a)	200,472	27,844	43,672	271,988
Investments in certain funds	—	—	482	482
Precious metal and commodity inventories recorded at fair value	10,303	—	—	10,303
Economic interests in loans	—	—	14,190	14,190
Warrants	—	—	206	206
Investment in private company	—	—	250	250
Commodity contracts on precious metal and commodity inventories	—	66	—	66
Foreign currency forward exchange contracts	—	212	—	212
Total	$212,208	$30,028	$70,581	$312,817

Liabilities:
Financial instrument obligations	$13,092	$—	$—	$13,092
Total	$13,092	$—	$—	$13,092

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$44,371	$1,988	$11,954	$58,313
Long-term investments (a)	186,750	10,387	36,223	233,360
Investments in certain funds	—	—	407	407
Precious metal and commodity inventories recorded at fair value	10,993	—	—	10,993
Economic interests in loans	—	—	13,126	13,126
Foreign currency forward exchange contracts	—	166	—	166
Warrants	—	—	206	206
Long put options	3	—	—	3
Total	$242,117	$12,541	$61,916	$316,574

Liabilities:
Financial instrument obligations	$15,629	$—	$—	$15,629
Commodity contracts on precious metal and commodity inventories	—	127	—	127
Foreign currency forward exchange contracts	—	188	—	188
Short call options	258	—		258
Total	$15,887	$315	$—	$16,202

(a)	For additional detail of the marketable securities and long-term investments see Note 8 - "Investments."

There were no transfers of securities among the various measurement input levels during the three months ended March 31, 2018.

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

The fair value of the Company's financial instruments such as cash and cash equivalents, trade and other receivables and accounts payable, approximates carrying value due to the short-term maturities of these assets and liabilities. Carrying cost approximates fair value for long-term debt which has variable interest rates.

The precious metal and commodity inventories associated with the Company's fair value hedges (see Note 10 - "Financial Instruments") are reported at fair value. Fair values of these inventories are based on quoted market prices on commodity exchanges and are considered Level 1 measurements. The derivative instruments that the Company purchases in connection with its precious metal and commodity inventories, specifically commodity futures and forward contracts, are also valued at fair value. The futures contracts are Level 1 measurements since they are traded on a commodity exchange. The forward contracts are entered into with a counterparty and are considered Level 2 measurements.

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long-Term Investments
	Investments in Associated Companies (a)	STCN Warrants (a)	Marketable Securities and Other (b)	Total
Assets
Balance at December 31, 2016	$1,223	$19	$30,789	$32,031
Sales and cash collections	—	—	(1,249)	(1,249)
Realized gains	—	—	2,497	2,497
Unrealized gains	—	13	2,452	2,465
Balance at March 31, 2017	$1,223	$32	$34,489	$35,744

Balance at December 31, 2017	$36,223	$—	$25,693	$61,916
Purchases	—	—	250	250
Sales and cash collections	—	—	(2,478)	(2,478)
Realized gain on sale	—	—	3,299	3,299
Unrealized gains	7,449	—	145	7,594
Balance at March 31, 2018	$43,672	$—	$26,909	$70,581

(a)	Unrealized gains and losses are recorded in Income of associated companies, net of taxes in the Company's consolidated statements of operations.

(b)	Realized and unrealized gains and losses on sale are recorded in Realized and unrealized losses on securities, net or Revenue in the Company's consolidated statements of operations.

Long-Term Investments - Valuation Techniques

The Company estimates the value of its investment in STCN preferred stock using a Monte Carlo simulation. Key inputs in this valuation include the trading price and volatility of STCN’s common stock, the risk-free rate of return, as well as the dividend rate, conversion price and redemption date of the preferred stock. The Company estimates the value of another of its investments in an associated company primarily using a discounted cash flow method adjusted for additional information related to debt covenants, solvency issues and other related matters.

Marketable Securities and Other - Valuation Techniques

The Company uses the net asset value included in quarterly statements it receives in arrears from a venture capital fund to determine the fair value of such fund and determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities. The fair value of the derivatives held by WebBank (see Note 10 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flow analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 6.34% to 35.65%, a constant default rate of 0.75% to 22.06% and a discount rate of 1.46% to 27.51%.

16. COMMITMENTS AND CONTINGENCIES

Environmental and Litigation Matters

As discussed in more detail below, certain of the Company's subsidiaries have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement and as defendants in certain legal proceedings. Most such legal proceedings and environmental investigations involve unspecified amounts of potential damage claims or awards, are in an initial procedural phase, involve significant uncertainty as to the outcome, or involve significant factual issues that need to be resolved, such that it is not possible for the Company to estimate a range of possible loss. For matters that have progressed sufficiently through the investigative process such that the Company is able to reasonably estimate a range of possible loss, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Any estimated range is or will be based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent the Company's maximum possible loss exposure. The circumstances of such legal proceedings and environmental investigations will change from time to time, and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on the financial position, liquidity or results of operations of the Company.

The environmental claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues costs associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of March 31, 2018, on a consolidated basis, the Company has accrued liabilities of $11,857, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

Environmental Matters

Certain HNH subsidiaries have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH recorded current liabilities of approximately $10,108 related to estimated environmental remediation costs as of March 31, 2018. HNH may have insurance coverage available for certain of these matters.

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

The sites where certain HNH subsidiaries have environmental liabilities include the following:

HNH has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that HNH sold in 2003 ("Sold Parcel") and an adjacent parcel ("Adjacent Parcel") that together comprise the site of a former HNH manufacturing facility. The remaining remediation, monitoring and regulatory administrative costs for the Sold Parcel are expected to approximate $100. With respect to the Adjacent Parcel, an ecological risk assessment has been completed and the results, along with proposed clean up goals, were submitted in the second quarter of 2016 to the CTDEEP for their review and approval. The next phase will be a physical investigation of the upland portion of the parcel. An upland work plan was submitted in the third quarter of 2017 to the CTDEEP and was approved in March 2018. That work is expected to start in the second quarter of 2018 and is estimated to cost approximately $300. Investigation of the wetlands portion is also expected to start in the third quarter of 2018, pending regulatory approvals and setting goals for the entire parcel. The total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time. Based on the current stage of the investigation at this time, the Company estimates that it is reasonably possible that it may incur aggregate losses over a period of several years, above its accrued liability, in a range of $2,000 to $6,000. Due to the uncertainties, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of HNH, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. HHEM is actively remediating the property and is continuing to investigate effective methods for achieving compliance with the ACO. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the timing and ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and HNH, all after having the first $1,000 paid by the former owner/operator. As of March 31, 2018, total investigation and remediation costs of approximately $6,700 and $2,100 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM has been reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. While the primary insurance reimbursement ceased, HHEM believes that there is additional excess insurance coverage, which it is currently pursuing. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. Based on the current stage of the investigation at this site at this time, the Company estimates that it is reasonably possible that it may incur aggregate losses of $1,800 above its current accrued liability for this site, of which it expects to pay a 25% share. The final costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM, HNH or the Company.

HNH's subsidiary, SL Industries, Inc. ("SLI"), may incur environmental costs in the future as a result of the past activities of its former subsidiary, SL Surface Technologies, Inc. ("SurfTech"), at sites located in Pennsauken, New Jersey ("Pennsauken Site"), in Camden, New Jersey ("Camden Site") and at its former subsidiary, SGL Printed Circuits in Wayne, New Jersey ("Wayne Site"). At the Pennsauken Site, SLI reached an agreement with both the U.S. Department of Justice and the U.S. Environmental Protection Agency ("EPA") related to its liability and entered into a Consent Decree which governs the agreement. SLI agreed to perform remediation of the SurfTech site, which is complete, and to pay a fixed sum for the EPA's past oversight costs. The fixed sum was to be paid in installments, and a final payment of $2,100 was made in June of 2017. Separate from the Consent Decree with the United States, in December 2012, the NJDEP made a settlement demand of $1,800 for past and future cleanup and removal costs and natural resource damages ("NRD"). Although SLI and its counsel believe that it has meritorious defenses to any claim for reimbursement of past cost and NRD damages, to avoid the time and expense of litigating the matter, SLI offered to pay approximately $300 to fully resolve the claim presented by the State of New Jersey. On June 29, 2015, the Company's legal counsel received a letter from New Jersey's Deputy Attorney General rejecting the Company's counter offer, but stated that the matter was open for further negotiations. On September 18, 2017, the Company received another letter from the Office of the Attorney General for the State of New Jersey ("New Jersey AG") wherein the New Jersey AG reiterated NJDEP's original settlement demand of $1,800 for SLI's alleged past costs and NRD related to the Pennsauken Site. In November 2017, NJDEP indicated that in addition to the original settlement demand, SLI would be responsible to NJDEP for its 10% cost payments to the EPA for the on-going remediation of the impacted groundwater aquifers. Since November, there have been no additional discussions or communications with NJDEP. SLI believes it may have defenses to the various claims and intends to assert all legal and procedural defenses available to it to make sure all costs attributed to SLI have been properly identified and substantiated. Although the final scope and cost of this claim cannot be estimated at this time, we estimate that it is reasonably possible that we may incur an aggregate loss, above our current accrued liability for this site, in a range of $300 to $1,800. There can be no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

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

SLI is currently participating in environmental assessment and cleanup at a commercial facility located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with the NJDEP and LSRP oversight, but contaminants of concern in groundwater and surface water, which extend off-site, remain above applicable NJDEP remediation standards. SLI's LSRP completed a supplemental groundwater remedial action approved by the NJDEP, and a report was filed with the NJDEP in March 2015. SLI's consultants have developed cost estimates for supplemental remedial injections, soil excavation, and additional tests and remedial activities. The LSRP prepared a Remedial Investigation Report, which was sent to the NJDEP in May 2016. Off-site access to the adjacent property was negotiated and monitoring wells were installed in the fourth quarter of 2017. Results of the initial samples of the off-site wells detected chemicals of concern above NJDEP standards. As a result, additional off-site wells will have to be installed and sampled pending additional access approval. A reserve of approximately $1,300 has been established for anticipated costs, but there can be no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

BNS LLC, a wholly-owned subsidiary of the BNS Holdings Liquidating Trust, has been named as a PRP at one previously disclosed site. Based upon information currently available, BNS Holdings Liquidating Trust does not expect that its environmental costs or that the resolution of this environmental matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company, but there can be no such assurances to this effect.

Litigation Matters

BNS Litigation Matters

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in approximately 1,390 alleged asbestos-related toxic-tort claims as of March 31, 2018. The claims were filed over a period beginning in 1994 through March 31, 2018. In many cases these claims involved more than 100 defendants. Of the claims filed, approximately 1,340 were dismissed, settled or granted summary judgment and closed as of March 31, 2018. Of the claims settled, the average settlement was less than $3. There remained approximately 50 pending asbestos claims as of March 31, 2018. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $1,543 at both March 31, 2018 and December 31, 2017 in estimated remaining self-insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973, although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of both March 31, 2018 and December 31, 2017, BNS Sub has accrued $1,349 relating to the open and active claims against BNS Sub. This accrual represents the Company's best estimate of the likely costs to defend against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded by BNS Sub through the retroactive billings.

There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

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

17. RELATED PARTY TRANSACTIONS

Management Agreement with SP General Services LLC

SPLP is managed by the Manager, pursuant to the terms of the Management Agreement, which receives a fee at an annual rate of 1.5% of total Partners' capital ("Management Fee"), payable on the first day of each quarter and subject to quarterly adjustment. In addition, SPLP may issue to the Manager partnership profits interests in the form of incentive units, which will be classified as Class C common units of SPLP, upon the attainment of certain specified performance goals by SPLP, which are determined as of the last day of each fiscal year (see Note 12 - "Capital and Accumulated Other Comprehensive Loss" for additional information on the incentive units).

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the independent directors. The Management Fee was $2,048 and $2,058 for the three months ended March 31, 2018 and 2017, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. An over payment for the management fees included in Payables to related parties on the Company's consolidated balance sheets was $202 at March 31, 2018 and an unpaid amount for management fees included in Payables to related parties on the Company's consolidated balance sheets was $487 at December 31, 2017.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $1,025 and $1,264 for the three months ended March 31, 2018 and 2017, respectively. Unpaid amounts for reimbursable expenses were approximately $1,007 and $881 at March 31, 2018 and December 31, 2017, respectively, and are included in Payables to related parties on the Company's consolidated balance sheets.

Corporate Services

The Company's subsidiary, Steel Services Ltd ("Steel Services"), through Management Services Agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, which are eliminated in consolidation, Steel Services has management services agreements with other companies considered to be related parties, including NOVT Corporation, Ore Holdings, Inc., J. Howard Inc., Steel Partners, Ltd., iGo, STCN and Aerojet Rocketdyne Holdings, Inc. In total, Steel Services will charge approximately $2,720 annually to these companies. All amounts billed under these service agreements are classified as a reduction of Selling, general and administrative expenses.

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

Other

At March 31, 2018 and December 31, 2017, several related parties and consolidated subsidiaries had deposits totaling $2,174 and $2,438, respectively, at WebBank. Approximately $89 and $357 of these deposits, including interest which was not significant, has been eliminated in consolidation as of March 31, 2018 and December 31, 2017, respectively.

18. SEGMENT INFORMATION

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

Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $3,300, $2,100 and $1,175, respectively, for the three months ended March 31, 2018 and $2,900, $2,000 and $1,175, respectively, for the three months ended March 31, 2017. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

Segment information is presented below:

	Three Months Ended March 31,
	2018	2017
Revenue:
Diversified industrial	$307,618	$280,214
Energy	36,592	27,316
Financial services	22,035	15,789
Total	$366,245	$323,319
Income (loss) before income taxes:
Diversified industrial	$10,682	$7,946
Energy	(5,820)	(7,777)
Financial services	8,530	7,623
Corporate and other	(20,913)	(4,044)
(Loss) income before income taxes	(7,521)	3,748
Income tax provision	1,330	6,846
Net loss	$(8,851)	$(3,098)
Income of associated companies, net of taxes
Energy	$819	$799
Corporate and other	1,136	5,503
Total	$1,955	$6,302

19. REGULATORY MATTERS

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018
Total Capital
(to risk-weighted assets)	$112,585	24.20%	$37,219	8.00%	$45,942	9.88%	$46,524	10.00%
Tier 1 Capital
(to risk-weighted assets)	$106,753	22.90%	$27,914	6.00%	$36,638	7.88%	$37,219	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$106,753	22.90%	$20,936	4.50%	$29,659	6.38%	$30,241	6.50%
Tier 1 Capital
(to average assets)	$106,753	17.80%	$23,934	4.00%	n/a	n/a	$29,918	5.00%

As of December 31, 2017
Total Capital
(to risk-weighted assets)	$111,102	28.90%	$30,710	8.00%	$35,509	9.25%	$38,388	10.00%
Tier 1 Capital
(to risk-weighted assets)	$106,296	27.70%	$23,033	6.00%	$27,831	7.25%	$30,710	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$106,296	27.70%	$17,275	4.50%	$22,073	5.75%	$24,952	6.50%
Tier 1 Capital
(to average assets)	$106,296	19.00%	$22,398	4.00%	n/a	n/a	$27,998	5.00%

20. SUPPLEMENTAL CASH FLOW INFORMATION

The amount of Cash, cash equivalents and restricted cash as of March 31, 2018 and 2017 in the consolidated statements of cash flows is reconciled to the Company's consolidated balance sheets as follows:

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$322,833	$382,339
Restricted cash	13,092	13,513
Total cash, cash equivalents and restricted cash	$335,925	$395,852

A summary of supplemental cash flow information for each of the three-month periods ending March 31, 2018 and 2017 is presented in the following table:

	Three Months Ended March 31,
	2018	2017
Cash paid during the period for:
Interest	$8,365	$4,055
Taxes	$646	$2,201
Non-cash investing and financing activities:
Contingent purchase price (future earn-out) associated with the Dunmore acquisition	$3,800	$—
Issuance of SPLP Preferred Units to purchase subsidiary shares from noncontrolling interests	$—	$63,503

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, unless the context otherwise requires, the terms "we," "our," "SPLP" and the "Company" refer to Steel Partners Holdings L.P.

The following discussion is intended to assist you in understanding our present business and the results of operations, together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes contained in this Quarterly Report on Form 10-Q, along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. All monetary amounts used in this discussion are in thousands.

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

The Diversified Industrial segment is comprised of manufacturers of engineered niche industrial products, with leading market positions in many of the markets they serve. Its manufacturing operations encompass joining materials, tubing, building materials, performance materials, electrical products, cutting replacement products and services ("Kasco") and packaging businesses.

The Energy segment provides drilling and production services to the oil & gas industry and owns a youth sports business. Its parent company, Steel Excel Inc. ("Steel Excel") also has equity method and other investments in a number of businesses. The operations of the sports business are not material to the Company.

The Financial Services segment consists primarily of the operations of WebBank. WebBank engages in a full range of banking activities, including originating loans, issuing credit cards and taking deposits that are federally insured. WebBank originates and funds consumer and small business loans through lending programs with unaffiliated companies that market and service the programs ("Marketing Partners"), where the Marketing Partners subsequently purchase the loans (or interests in the loans) that are originated by WebBank. WebBank also has private-label financing programs that are branded for a specific retailer, manufacturer, dealer channel, proprietary network or bank card program. WebBank participates in syndicated commercial and industrial as well as asset-based credit facilities and asset-based securitizations through relationships with other financial institutions.

The Corporate and Other segment consists of several consolidated subsidiaries, including Steel Services Ltd ("Steel Services"), equity method and other investments, cash and cash equivalents. Steel Services has management services agreements with both our consolidated subsidiaries and other related companies. Services provided include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. For additional information on these service agreements see Note 17 - "Related Party Transactions" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2018 and 2017

The Company's consolidated operating results for the three months ended March 31, 2018 and 2017 are summarized in the following table:

	Three Months Ended March 31,
	2018	2017
Revenue	$366,245	$323,319
Cost of goods sold	261,861	228,613
Selling, general and administrative expenses	88,382	90,522
Interest expense	8,109	4,406
Realized and unrealized losses on securities, net	13,789	215
All other expenses, net	3,580	2,117
Total costs and expenses	375,721	325,873
Loss before income taxes and equity method investments	(9,476)	(2,554)
Income tax provision	1,330	6,846
Income of associated companies, net of taxes	(1,955)	(6,302)
Net loss	(8,851)	(3,098)
Net income attributable to noncontrolling interests in consolidated entities	(227)	(984)
Net loss attributable to common unitholders	$(9,078)	$(4,082)

Revenue

Revenue for the three months ended March 31, 2018 increased $42,926, or 13.3%, as compared to the same period last year. Excluding growth from acquisitions of 3.5% and the favorable impact from changes in foreign currency exchange rates of 1.7%, as well as a decrease in silver prices in the Diversified Industrial segment of 0.2%, revenue increased by 8.3%. The net revenue increase of 8.3% was due to increases across all of our segments. The acquisition growth was due to the acquisitions of Dunmore Corporation in the U.S. and the share purchase of Dunmore Europe GmbH in Germany (collectively, "Dunmore") (February 2018) and Basin Well Logging Wireline Services, Inc. ("Basin") (May 2017).

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2018 increased $33,248, or 14.5%, as compared to the same period last year, due to increases in the Diversified Industrial and Energy segments. The increase in the Diversified Industrial segment in the three months ended March 31, 2018 was primarily due to higher sales volume and the Dunmore acquisition. The increase in the Energy segment was due to the overall revenue increase and the Basin acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2018 decreased $2,140, or 2.4%, as compared to the same period last year, primarily due to a decrease in the Corporate and Other segment, partially offset by an increase from the Financial Services segment. The decrease in the Corporate and Other segment was primarily due to the non-cash incentive unit expense of approximately $5,114 recorded in the three months ended March 31, 2017. No comparable expense was recorded in the 2018 period. The increase in the Financial Services segment was due to higher personnel expenses to support growth initiatives and increasing regulatory compliance.

Interest Expense

Interest expense for the three months ended March 31, 2018 and 2017 was $8,109 and $4,406, respectively. The higher interest expense for the three months ended March 31, 2018 was primarily due to higher borrowing levels due to acquisitions and interest on SPLP preferred units, which are classified as liabilities, issued in 2017, as well as higher interest rates.

Realized and Unrealized Losses on Securities, Net

Realized and unrealized losses on securities, net, for the three months ended March 31, 2018 and 2017 were $13,789 and $215, respectively. The amounts are not comparable due to the required adoption of a new accounting standard ("ASU 2016-01")

on January 1, 2018 that requires equity investments, other than those accounted for under the traditional equity method of accounting, be measured at their fair value with changes in fair value recognized in the consolidated statements of operations. Prior to January 1, 2018, such changes in fair value were reported in Accumulated other comprehensive income or loss on the consolidated balance sheets.

All Other Expenses, Net

All other expenses, net increased $1,463 in the three months ended March 31, 2018, as compared to the same period last year. This increase was primarily due to higher finance interest expense and higher provisions for loan losses, partially offset by higher income from investments and derivatives recorded in the 2018 period, as compared to the prior year period.

Income Taxes

Income tax provisions of $1,330 and $6,846 were recorded for the three months ended March 31, 2018 and 2017, respectively. As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. Provision has been made for federal, state, local or foreign income taxes on the results of operations generated by our consolidated subsidiaries that are taxable entities. The difference between the effective tax rate and statutory federal rate of 21% (35% in 2017) is principally due to changes in the deferred tax valuation allowances, various permanent differences included in the provisions of our subsidiaries and partnership income not subject to taxation.

Income of Associated Companies, Net of Taxes

The income of associated companies, net of taxes in the first three months of 2018 decreased by $4,347, as compared to the same period of 2017. For the details of each of these investments and the related mark-to-market adjustments, see Note 8 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Segment Analysis

	Three Months Ended March 31,
	2018	2017
Revenue:
Diversified industrial	$307,618	$280,214
Energy	36,592	27,316
Financial services	22,035	15,789
Total	$366,245	$323,319
Income (loss) before income taxes:
Diversified industrial	$10,682	$7,946
Energy	(5,820)	(7,777)
Financial services	8,530	7,623
Corporate and other	(20,913)	(4,044)
(Loss) income before income taxes	(7,521)	3,748
Income tax provision	1,330	6,846
Net loss	$(8,851)	$(3,098)

Diversified Industrial

Net sales for the three months ended March 31, 2018 increased by $27,404, or 9.8%, as compared to the same period in 2017. The change in net sales reflects approximately $8,914 in incremental sales associated with the Dunmore acquisition and $5,541 due to the favorable impact of foreign currency exchange rates, partially offset by a decrease of $721 as a result of lower average silver prices. Excluding the acquisition impact, foreign currency exchange rates and change in silver prices, net sales increased by approximately $13,670 due primarily to higher sales volume from the building materials business driven by increased demand for our roofing products from home centers and lumberyards, as well as growth of our private label roofing products, higher demand from our electrical products business in the oil and defense industries, as well as growth from the joining materials business driven by higher demand from the oil & gas exploration, transportation and electrical markets, as compared to the 2017 period. Kasco also had higher sales volume driven by higher demand from North America and Europe. The tubing business improved its sales performance primarily due to higher volume from the transportation, shipbuilding and oil & gas industries, partially offset by lower volume from our fabricated metal tubing product line for the medical industry, which was divested during

January of 2017 and lower demand for our steel tubing products from aerospace and defense markets. The performance materials business sales volume increased during the first quarter of 2018 driven by higher demand from the military sector, as compared to the same period of 2017. Excluding the acquisition impact of Dunmore and favorable foreign currency exchange rates, the packaging business sales were lower due primarily to lower demand from the U.S. lamination and foil sectors, partially offset by higher lamination demand from Europe during the first quarter of 2018, as compared to the same period of 2017.

Segment operating income for the three months ended March 31, 2018 increased by $2,736, or 34.4%, as compared to the same period last year. The increase was due to an increase gross profit of $1,600, a decrease in interest expense of $415, and a gain of $214 from derivative activities as compared to a loss of $360 in the 2017 period. The higher gross profit was primarily due to higher sales volume from electrical product business, building materials business, performance material business, joining materials business, and the packaging business due primarily to the Dunmore acquisition. Gross margin as a percentage of sales declined due primarily to higher material and manufacturing costs from the tubing business, building material business and Kasco, as well as unfavorable product mix from the electrical products business. Excluding the Dunmore acquisition impact, SG&A was lower, driven by lower benefit costs and reduced amortization expenses related to our recent acquisitions. The lower interest expense was primarily due to lower borrowing levels, partially offset by higher interest rates.

Energy

Net revenue for the three months ended March 31, 2018 increased $9,276, or 34.0%, for the three months ended March 31, 2018, as compared to the same period of 2017. The increase in net revenue reflect incremental sales of approximately $2,295 from the Basin acquisition in May 2017, as well as an overall increase in the Company's energy business as the demand for services continued to improve in line with the increase in the North American oil & gas drilling rig count.

Segment operating loss for the three months ended March 31, 2018 decreased $1,957, as compared to the same period of 2017, due primarily to higher gross profit of $1,833 and lower SG&A of $1,008, partially offset by lower net investment-related income of $1,105. The increase in gross profit was primarily the result of the increase in net revenue recorded in the three months ended March 31, 2018, as compared to the same period last year. The decrease in SG&A was primarily due to a decrease in corporate overhead costs.

Financial Services

Revenue for the three months ended March 31, 2018 increased $6,246, or 39.6%, for the three months ended March 31, 2018, as compared to the same period last year. The increase was due to increased volume in lending programs and an increase in interest income due to larger outstanding loan balances.

Segment operating income for the three months ended March 31, 2018 increased $907, or 11.9%, as compared to the same period last year. The increase was due to the impact of higher revenue discussed above, partially offset by higher expenses. SG&A increased $1,846, driven by higher personnel expenses to support growth initiatives and the continued expansion of WebBank's compliance and oversight group to meet increasing regulatory expectations. In addition, the provision for loan losses increased $2,695 and finance interest expense increased $897 for the three months ended March 31, 2018, as compared to the same period last year. The higher provision for loan losses was to support growth of consumer and small business loans held to maturity, and the higher finance interest expense was due to a larger deposit balance to support loan growth and an increase in interest rates.

Corporate and Other

Segment operating loss increased $16,869 in the three months ended March 31, 2018, as compared to the same period of 2017, as a result of higher losses in the 2018 period of $15,323 driven by investment activities upon adoption of ASU 2016-01 and higher interest expense of $4,319, primarily due to interest expense recorded on the SPLP preferred units which were issued in 2017, partially offset by lower SG&A of $2,773. The lower SG&A was primarily due to non-cash incentive unit expense of approximately $5,114 recorded in the three months ended March 31, 2017, partially offset by a legal settlement recorded during the 2018 period. There was no incentive unit expense recorded in the comparable 2018 period. For additional information on the incentive units, see Note 12 - "Capital and Accumulated Other Comprehensive Loss" and for information on the adoption of ASU 2016-01, see Note 1 - "Nature of the Business and Basis of Presentation - New or Recently Adopted Accounting Pronouncements" and Note 8 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows for the three months ended March 31, 2018 and 2017:

	Three Months ended March 31,
	2018	2017
Net cash used in operating activities	$(20,675)	$(51,329)
Net cash used in investing activities	(118,407)	(2,225)
Net cash provided by (used in) financing activities	40,028	(13,887)
Net change for the period	$(99,054)	$(67,441)

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $20,675. Net loss of $8,851 was impacted by certain non-cash items and a net increase of $46,705 relating to changes in certain operating assets and liabilities. The increase was primarily due to an increase of $11,956 in loans held for sale due to the timing of loan originations, which can vary significantly from period-to-period since these loans are typically sold after origination, as well as the level of activity at WebBank, an increase of $21,308 in trade and other receivables due to higher first quarter sales volume, an increase in inventories of $9,005 to support sales growth in the Diversified Industrial segment and an increase in prepaid expenses and other assets of $5,913, partially offset by a net increase in accounts payable, accrued and other liabilities of $1,477.

Net cash used in operating activities for the three months ended March 31, 2017 was $51,329. Net loss of $3,098 was impacted by certain non-cash items and a net increase of $67,693 relating to changes in certain operating assets and liabilities. The increase was primarily due to an increase of $24,799 in loans held for sale due to the timing of loan originations and the level of activity at WebBank, an increase of $24,559 in trade and other receivables due to the timing of cash receipts, an increase in inventories of $10,358 to support higher sales volume in the Diversified Industrial segment, an increase in prepaid expenses and other assets of $3,040 and a net decrease in accounts payable, accrued and other liabilities of $4,937.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was $118,407. Significant items included purchases of property, plant and equipment of $12,010, an increase in loan originations, net of collections of $31,261 primarily due to larger outstanding loan balances and net cash paid for the Dunmore acquisition of $62,120, as well as net purchases of investments of $15,842, partially offset by proceeds from the sales of assets of $2,960.

Net cash used in investing activities for the three months ended March 31, 2017 was $2,225. Significant items included purchases of property, plant and equipment of $8,899, an increase in loan originations, net of collections of $6,488 and net purchases of investments of $5,253, partially offset by proceeds from the sales of assets and divestitures of $14,483 and $1,975, respectively, and proceeds of $2,246 due to a reduction of the purchase price for a 2016 acquisition.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 was $40,028. Significant items included a net increase of revolver borrowing of $56,510 due primarily to the Dunmore acquisition, partially offset by a net decrease in deposits of $6,869, cash used to finalize the Handy & Harman Ltd. tender offer of $4,360 and cash used to purchase the Company's common units of $3,595.

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

LIQUIDITY AND CAPITAL RESOURCES

SPLP (excluding its operating subsidiaries, "Holding Company") is a diversified global holding company with assets that principally consist of the stock of its direct subsidiaries and cash and cash equivalents. The Company works with its businesses to enhance liquidity and increase corporate value for all stakeholders by utilizing Steel Partners Operational Excellence programs, the Steel Partners Purchasing Council, Steel Partners Corporate Services, balance sheet improvements, capital allocation policies and growth initiatives. All of the Company's programs are focused on helping SPLP companies strengthen their competitive advantage and increase their profitability, while enabling them to achieve operational excellence and enhanced customer satisfaction.

On November 14, 2017, the Company, through certain consolidated subsidiaries (collectively, "Borrowers"), and the Guarantors, as defined in the credit agreement, entered into a new five-year, $600,000 revolving credit facility ("Credit Agreement"). The Credit Agreement consolidated a number of the Company's existing credit facilities into one combined, revolving credit facility covering substantially all of the Company's subsidiaries, with the exception of WebBank. The Credit Agreement includes a $55,000 subfacility for swing line loans and a $50,000 subfacility for standby letters of credit. The Credit Agreement also permits, under certain circumstances, an increase in the aggregate principal amount of revolving credit commitments by up to $150,000. The Company's availability under the Credit Agreement is based upon earnings and certain covenants as described in the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all the assets of the Borrowers and the Guarantors and a pledge of all of the issued and outstanding shares of capital stock of each of the Borrowers' and Guarantors' subsidiaries, and are fully guaranteed by the Guarantors. Borrowings bear interest, at the Borrowers' option, at annual rates of either the Base Rate or the Euro-Rate, each as defined in the Credit Agreement, plus an applicable margin as set forth in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants.

The Company's long-term investments include common shares of Babcock & Wilcox Enterprises, Inc. ("BW"). BW commenced a rights offering, as amended, pursuant to which BW distributed nontransferable subscription rights to each of its common stockholders. Each subscription right allowed BW shareholders to purchase 2.8 common shares of BW at a subscription price of $2.00 per common share. Vintage Capital Management, LLC ("Vintage") and BW entered into an agreement under which Vintage agreed to provide a backstop commitment to purchase any BW common shares that were not subscribed for in the rights offering. On April 12, 2018, the Company entered into an agreement with Vintage pursuant to which it agreed to backstop Vintage's obligation under its backstop commitment. SPLP committed, subject to specified conditions, to fund a portion of Vintage's backstop commitment up to a maximum aggregate amount of $46,500, but not to exceed such number of BW common shares as would result in SPLP, together with its affiliates and associates, beneficially owning more than 29.95% of BW's outstanding shares immediately following consummation of the rights offering. Upon the completion of the rights offering, the Company purchased 22,981,822 BW common shares at an aggregate price of $45,964, including $6,802 to fund its backstop commitment, increasing the Company's ownership in BW to approximately 17.8% of the outstanding shares.

On April 27, 2018, the Company entered into an amendment to the Credit Agreement to allow the Company to (i) exercise its BW subscription rights discussed above (ii) increase the maximum aggregate principal amount to $700,000, (iii) increase the defined leverage ratios under the Credit Agreement by 0.25 "turns" for the fiscal quarters ending June 30, 2018, September 30, 2018 and December 31, 2018, and (v) make certain administrative changes.

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

As of March 31, 2018, the Company's working capital was $434,121, as compared to working capital of $513,689 as of December 31, 2017. As of March 31, 2018, the availability under the Credit Agreement was approximately $69,700. The Company and its subsidiaries have ongoing commitments which include funding of the minimum requirements of its subsidiaries' pension plans. The Company expects to have required minimum contributions to its primary pension plans of $27,897 for the remainder of 2018, $34,389, $36,789, $32,389, $33,089 and $44,189 in 2019, 2020, 2021, 2022 and for the five years thereafter, respectively. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. During the first quarter of 2018, capital expenditures were $12,010, as compared to $8,899 for the same period of 2017. The Company currently expects full year capital expenditures in the range of $45,000 to $57,000 in 2018, as compared to $54,737 in 2017.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $231,883 and $286,454 in cash at the Federal Reserve Bank and in its accounts at its correspondent banks at March 31, 2018 and December 31, 2017, respectively. WebBank had $35,000 and $30,000 in lines of credit from its correspondent banks at March 31, 2018 and December 31, 2017, respectively. WebBank had $65,732 and $59,514 available from the Federal Reserve discount window at March 31, 2018 and December 31, 2017, respectively. WebBank had a total of $332,615 and $375,968 in cash, lines of credit and access to the Federal Reserve Bank discount window at March 31, 2018 and December 31, 2017, respectively, which represents approximately 53.5% and 59.8%, respectively, of WebBank's total assets.

Contractual Commitments and Contingencies

There were no material changes in the Company's contractual obligations at March 31, 2018, as compared to those reported in the Company's annual report on Form 10-K for the year ended December 31, 2017, except related to the BW backstop commitment discussed above.

Off-Balance Sheet Risk

We have off-balance sheet risk related to certain financial instruments, including futures and undisbursed loan commitments. For additional information regarding these arrangements, refer to Note 10 - "Financial Instruments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2018, as compared to those reported in our 2017 Form 10-K, except for changes made in accordance with the new accounting pronouncements adopted January 1, 2018, as discussed in Note 1 - "Nature of the Business and Basis of Presentation" and Note 2 - "Revenues" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that as of March 31, 2018, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to Company management, including the Principal Executive Officer and the Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

The Company completed the acquisition of Dunmore on February 16, 2018. The Company's management will exclude the operations of Dunmore from its evaluation of, and conclusion on, the effectiveness of management's internal control over financial reporting as of December 31, 2018. This business represents approximately 3.4% of our total assets as of March 31, 2018, and approximately 2.4% of total revenue for the three months then ended. The Company's management will fully integrate the operations of Dunmore into its assessment of the effectiveness of its internal control over financial reporting in 2019.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except for the changes in internal control over financial reporting associated with integrating the acquisition of Dunmore.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business. For further information regarding our legal proceedings, see our legal proceedings set forth in Note 16 - "Commitments and Contingencies" to the SPLP consolidated financial statements included in Part I of this Report.

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

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as part of Publicly Announced Plans or Programs	Approximate Number of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 through January 31, 2018	48,027	$19.94	48,027	1,642,293
February 1, 2018 through February 28, 2018	4,052	$19.69	4,052	1,638,241
March 1, 2018 through March 31, 2018	132,198	$19.30	132,198	1,506,043
Total	184,277		184,277

Item 6. Exhibits

Exhibit No.	Description
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 4, 2018	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ Douglas B. Woodworth
Douglas B. Woodworth
Chief Financial Officer
(Principal Accounting Officer)