Form 10-Q
period 2018-06-30
STEEL PARTNERS HOLDINGS L.P.
filed 2018-08-07
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the Registrant's common units as of August 3, 2018 was 26,175,267.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(unaudited)
(in thousands, except common units)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$324,805	$418,755
Restricted cash	13,496	15,629
Marketable securities	3,945	58,313
Trade and other receivables - net of allowance for doubtful accounts of $2,441 and $3,633, respectively	247,631	188,487
Receivables from related parties	972	355
Loans receivable, including loans held for sale of $158,926 and $136,773, respectively, net	242,417	182,242
Inventories, net	158,585	142,635
Prepaid expenses and other current assets	29,137	19,597
Assets held for sale	—	2,549
Total current assets	1,020,988	1,028,562
Long-term loans receivable, net	141,796	87,826
Goodwill	182,888	170,115
Other intangible assets, net	204,868	199,317
Deferred tax assets	105,217	109,011
Other non-current assets	74,835	61,074
Property, plant and equipment, net	300,993	271,991
Long-term investments	310,013	236,144
Total Assets	$2,341,598	$2,164,040
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$125,211	$105,221
Accrued liabilities	78,661	74,118
Financial instruments	13,496	15,629
Deposits	334,335	305,207
Payables to related parties	1,204	1,563
Short-term debt	2,756	1,624
Current portion of long-term debt	806	459
Other current liabilities	14,027	10,602
Liabilities of discontinued operations	450	450
Total current liabilities	570,946	514,873
Long-term deposits	262,309	205,793
Long-term debt	494,766	412,584
Preferred unit liability	178,008	176,512
Accrued pension liabilities	256,931	268,233
Deferred tax liabilities	2,197	3,007
Other non-current liabilities	21,142	16,002
Total Liabilities	1,786,299	1,597,004
Commitments and Contingencies
Capital:
Partners' capital common units: 26,192,463 and 26,348,420 issued and outstanding (after deducting 11,232,082 and 10,868,367 units held in treasury, at cost of $177,518 and $170,858), respectively	746,834	652,270
Accumulated other comprehensive loss	(198,284)	(106,167)
Total Partners' Capital	548,550	546,103
Noncontrolling interests in consolidated entities	6,749	20,933
Total Capital	555,299	567,036
Total Liabilities and Capital	$2,341,598	$2,164,040

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Income Statements
(unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Diversified industrial net sales	$358,398	$303,816	$666,016	$584,030
Energy net revenue	47,073	34,035	83,665	61,351
Financial services revenue	28,966	20,540	51,001	36,329
Total revenue	434,437	358,391	800,682	681,710
Costs and expenses:
Cost of goods sold	299,258	247,355	561,119	475,968
Selling, general and administrative expenses	88,183	78,529	176,565	169,051
Finance interest expense	2,332	1,060	4,110	1,941
Provision for loan losses	4,205	965	7,023	1,088
Interest expense	9,590	4,893	17,699	9,299
Realized and unrealized losses (gains) on securities, net	11,824	(648)	25,613	(433)
Other (income) expenses, net	(529)	171	(1,545)	1,284
Total costs and expenses	414,863	332,325	790,584	658,198
Income before income taxes and equity method investments	19,574	26,066	10,098	23,512
Income tax provision	7,606	10,416	8,936	17,262
Income of associated companies, net of taxes	(1,587)	(68)	(3,542)	(6,370)
Net income	13,555	15,718	4,704	12,620
Net income attributable to noncontrolling interests in consolidated entities	(513)	(4,465)	(740)	(5,449)
Net income attributable to common unitholders	$13,042	$11,253	$3,964	$7,171
Net income per common unit - basic
Net income attributable to common unitholders	$0.50	$0.43	$0.15	$0.27
Net income per common unit - diluted
Net income attributable to common unitholders	$0.42	$0.41	$0.15	$0.27
Weighted-average number of common units outstanding - basic	26,147,125	26,038,548	26,205,290	26,091,833
Weighted-average number of common units outstanding - diluted	37,668,025	29,763,796	26,239,583	26,412,487

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$13,555	$15,718	$4,704	$12,620
Other comprehensive (loss) income, net of tax:
Gross unrealized (losses) gains on securities (a)	—	(4,090)	—	13,606
Reclassification of unrealized gains on securities (a),(b)	—	(408)	—	(273)
Gross unrealized gains on derivative financial instruments	115	155	300	462
Currency translation adjustments	(4,087)	1,786	(783)	3,013
Changes in pension liabilities and other post-retirement benefit obligations	—	97	—	97
Other comprehensive (loss) income	(3,972)	(2,460)	(483)	16,905
Comprehensive income	9,583	13,258	4,221	29,525
Comprehensive income attributable to noncontrolling interests	(273)	(4,841)	(721)	(6,905)
Comprehensive income attributable to common unitholders	$9,310	$8,417	$3,500	$22,620

Tax provision (benefit) on gross unrealized gains (losses) on securities and derivative financial instruments	$23	$(752)	$55	$2,632
Tax benefit on reclassification of unrealized gains on securities	$—	$(240)	$—	$(160)
Tax benefit on currency translation adjustments	$(55)	$(299)	$(19)	$(291)
Tax provision on changes in pension liabilities and other post-retirement benefit obligations	$—	$57	$—	$57

(a)
Effective January 1, 2018 upon adoption of ASU 2016-01, unrealized gains or losses on equity securities are no longer recorded in Other comprehensive (loss) income, but are instead recorded in Realized and unrealized losses (gains) on securities, net in the consolidated income statements.

(b)
For the three and six months ended June 30, 2017, unrealized pretax gains of $648 and $433, respectively, were reclassified from Accumulated other comprehensive loss to Realized and unrealized losses (gains) on securities, net, in the consolidated income statements due to the sale of the related investments.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statement of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance at December 31, 2017	37,216,787	(10,868,367)	$(170,858)	$652,270	$(106,167)	$546,103	$20,933	$567,036
Net income	—	—	—	3,964	—	3,964	740	4,704
Cumulative effect of adopting ASU 2016-01 relating to net unrealized gains and losses on equity securities (a)	—	—	—	91,078	(91,078)	—	—	—
Cumulative effect of adopting ASC 606 relating to revenue recognition (b)	—	—	—	1,034	—	1,034	—	1,034
Unrealized gains on derivative financial instruments	—	—	—	—	274	274	26	300
Currency translation adjustments	—	—	—	—	(743)	(743)	(40)	(783)
Equity compensation - restricted units	22,351	—	—	370	—	370	—	370
Units issued in the acquisition of WFHC noncontrolling interests	185,407	—	—	3,159	—	3,159	—	3,159
Purchases of SPLP common units	—	(363,715)	(6,660)	(6,660)	—	(6,660)	—	(6,660)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	1,801	(575)	1,226	(14,905)	(13,679)
Other, net	—	—	—	(182)	5	(177)	(5)	(182)
Balance at June 30, 2018	37,424,545	(11,232,082)	$(177,518)	$746,834	$(198,284)	$548,550	$6,749	$555,299

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

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$4,704	$12,620
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	7,023	1,088
Income of associated companies, net of taxes	(3,542)	(6,370)
Losses (gains) on securities, net	25,613	(433)
Deferred income taxes	3,936	3,607
Depreciation and amortization	38,321	35,708
Equity-based compensation	370	6,420
Other	1,398	2,150
Net change in operating assets and liabilities:
Trade and other receivables	(48,256)	(40,464)
Inventories	(6,749)	(11,262)
Prepaid expenses and other assets	(9,257)	(5,725)
Accounts payable, accrued and other liabilities	3,462	(5,953)
Net increase in loans held for sale	(22,153)	(57,441)
Net cash used in operating activities	(5,130)	(66,055)
Cash flows from investing activities:
Purchases of investments	(119,507)	(22,508)
Proceeds from sales of investments	46,027	14,691
Proceeds from maturities of marketable securities	17,467	7,292
Loan originations, net of collections	(99,015)	(25,679)
Purchases of property, plant and equipment	(21,979)	(24,990)
Proceeds from sales of assets	3,910	22,829
Acquisitions, net of cash acquired	(67,123)	(2,008)
Proceeds from divestitures	—	1,975
Other	438	(19)
Net cash used in investing activities	(239,782)	(28,417)
Cash flows from financing activities:
Net revolver borrowings	81,986	(3,987)
Net repayments of term loans – domestic	(229)	(753)
Net repayments of term loans – foreign	(334)	(1,016)
Proceeds from equipment lease financing	958	5,377
Purchases of the Company's common units	(6,660)	(2,985)
Purchase of subsidiary shares from noncontrolling interests	(10,666)	(2,086)
Common unit dividend payment	—	(3,923)
Deferred finance charges	(1,042)	—
Net increase (decrease) in deposits	85,644	(7,216)
Other	(821)	(656)
Net cash provided by (used in) financing activities	148,836	(17,245)
Net change for the period	(96,076)	(111,717)
Effect of exchange rate changes on cash and cash equivalents	(7)	744
Cash, cash equivalents and restricted cash at beginning of period	434,384	462,768
Cash, cash equivalents and restricted cash at end of period	$338,301	$351,795

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

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10), which eliminates the requirement to classify equity securities with readily determinable market values as either available-for-sale securities or trading securities, and requires that equity investments, other than those accounted for under the traditional equity method of accounting, be measured at their fair value with changes in fair value recognized in net income or loss. In the past, changes in fair value were reported in the Company's consolidated statement of comprehensive income (loss) and in Accumulated other comprehensive income (loss) ("AOCI"). Equity investments that do not have readily determinable market values may be measured at cost under ASU 2016-01, subject to an assessment for impairment. We adopted ASU 2016-01 effective January 1, 2018. Upon adoption, we recorded a cumulative effect reclassification adjustment from AOCI to Partners' capital of $91,078, which represented the accumulated net unrealized gain on equity securities that was held in AOCI as of December 31, 2017. See also Note 12 - "Capital and Accumulated Other Comprehensive Loss." Furthermore, to have a comparable presentation in our prior-period financial statements after adoption of ASU 2016-01 in 2018, we reclassified realized gains of $648 and $433 for the three and six months ended June 30, 2017, respectively, from Other (income) expenses, net to Realized and unrealized losses (gains) on securities, net in both the consolidated income statements and consolidated statement of cash flows for 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Topic 842 is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarified various aspects of the guidance under ASU 2016-02. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach, which required prior periods to be presented under this new standard with certain practical expedients available. However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption (January 1, 2019) while continuing to present all prior periods under previous lease accounting guidance.

The Company's implementation plan for the new lease standard includes an information system, and business process and control changes to accumulate the appropriate data in order to calculate and record the recognition of ROU assets, lease liabilities and the related expense recognition. The Company is creating an inventory of our existing portfolio of leases and continues to review other contracts to determine if they contain leases as defined by Topic 842. While this assessment continues, the Company has not yet determined the effect of Topic 842 on our consolidated balance sheet. The Company does not expect that the adoption of Topic 842 will have a material impact on our results of operations or cash flow presentation. The Company will continue to assess any incremental disclosures that will be required in our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This new standard provides guidance on the classification of restricted cash in the statement of cash flows. We adopted ASU 2016-18 effective January 1, 2018. As a result of the adoption of ASU 2016-18, in the consolidated statement of cash flows for the six months ended June 30, 2017, we reclassified $13,979 of restricted cash.

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

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new standard requires the components of net benefit cost to be disaggregated within the income statement, with service cost being included in the same line item as other compensation costs, and any other components being presented outside of operating income. The Company adopted ASU 2017-07 effective January 1, 2018. Since the Company's significant pension plans have been frozen, there is no substantial service cost associated with such plans and therefore, the adoption of ASU 2017-07 did not have a material impact on the Company's consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This new standard was created to simplify the accounting for share-based payments to nonemployees. This standard provides guidance on how to account for share-based payment transactions with nonemployees in which a grantor acquires goods or services to be used or consumed in the grantor's own operations by issuing share-based payment awards. The amendments in ASU 2018-07 are effective for the Company's 2019 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

2. REVENUES

Adoption of ASC 606, "Revenue from Contracts with Customers"

On January 1, 2018, the Company adopted ASC 606 for all contracts with customers using the modified retrospective transition method. The Company recognized a net increase of $1,034 to Partners' capital due to the cumulative impact of adopting ASC 606. The impact to Partners' capital was primarily related to the timing of when revenue is recognized. While revenue from most contracts will continue to be recognized at a point in time, revenue from other contracts (for example, contracts for sale of custom manufactured goods that do not have an alternative use and for which the Company has an enforceable right to payment) will be recognized over time. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis. For the three and six months ended June 30, 2018, ASC 606 did not have a material impact on the Company's consolidated income statement, including total revenue.

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

For certain of the services that the Company's Diversified Industrial and Energy segments provide, the Company has determined that it has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company's performance completed to date, and therefore, the Company recognizes revenue in the amount to which the entity has a right to invoice.

Disaggregation of Revenues

Revenues are disaggregated at the Company's segment level since the segment categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. For additional details related to the Company's reportable segments see Note 18 - "Segment Information."

The following table presents the Company's revenues disaggregated by geography for the three and six months ended June 30, 2018 and 2017. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$374,580	$308,422	$682,520	$584,704
Foreign (a)	59,857	49,969	118,162	97,006
Total revenue	$434,437	$358,391	$800,682	$681,710

(a)	Foreign revenues are primarily related to the Company's API Group plc ("API") business, which is domiciled in the United Kingdom.

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

Diversified Industrial revenues related to product sales are recognized when control of the promised goods is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods. This condition is usually met at a point-in-time when the product has been shipped to the customer, or in certain circumstances when the product has been delivered to the customer, depending on the terms of the contract. However, revenues for certain custom manufactured goods are recognized over time as the customer order is fulfilled (for example, contracts for sale of custom manufactured goods that do not have an alternative use and for which the Company has an enforceable right to payment). Generally, the units of delivery method is used to determine the timing of revenue recognition for over time arrangements since there is no material work in-process and finished goods for those arrangements. However, for certain over time arrangements where there is a material amount of work in-process and finished products, a cost incurred input method is used to determine the timing of revenue recognition. Service revenues are primarily recognized in the amount to which the entity has a right to invoice.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheet. As of June 30, 2018, and January 1, 2018, the Company's return asset account, located in the consolidated balance sheets, was not materially impacted by ASC 606.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheet. The balances of contract assets as of June 30, 2018 and January 1, 2018 were $5,584 and $3,480, respectively.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts which are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. The balances of contract liabilities as of June 30, 2018 and January 1, 2018 were $7,344 and $3,920, respectively. For the three and six months ended June 30, 2018, the Company recognized revenue of $1,059 and $3,210, respectively, that was included in the contract liability balance at the date of adoption.

3. ACQUISITIONS

2018 Acquisitions

On June 1, 2018, the Company completed the acquisition of PST Group, Inc. ("PST") located in Muskego, Wisconsin for approximately $4,620. PST manufactures precision-engineered threaded components and custom ball screw assemblies, providing linear motion and power transmission solutions across a range of industries. PST, which is not material to SPLP's operations, is included in the Company's Diversified Industrial segment. The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities.

On February 16, 2018, the Company completed the acquisition of certain assets and liabilities of Dunmore Corporation in the U.S. and the share purchase of Dunmore Europe GmbH in Germany (collectively, "Dunmore") for a purchase price of $70,173, which includes assumed debt and is subject to an earn-out based on future earnings during the period from January 1, 2018 through December 31, 2019, as provided in the purchase agreement. In no case will the purchase price, including the potential earn-out, exceed $80,000. Dunmore is a global provider of specialty coated, laminated and metallized films for the aircraft, spacecraft, photovoltaic, graphic arts, packaging, insulation, surfacing and fashion industries. Dunmore will report into the Company's packaging business in its Diversified Industrial segment. In connection with the Dunmore acquisition, which is not material to SPLP's operations, the Company recorded inventories, property, plant and equipment, other intangible assets (primarily customer relationships) and goodwill on a preliminary basis, totaling approximately $7,700, $30,600, $19,900 and $11,423, respectively, as well as other assets and liabilities. The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities.

2017 Acquisition

On May 19, 2017, the Company acquired an 80% interest in Basin Well Logging Wireline Services, Inc. ("Basin") located in Farmington, New Mexico for approximately $5,800. Basin provides wireline services to major oil & gas exploration and production companies in the U.S. and specializes in cased-hole wireline logging and perforating services for exploration and production companies with wells in New Mexico, Texas, Utah, Arizona and Colorado. In connection with the Basin acquisition, which was not material to SPLP's operations, goodwill totaling approximately $2,353 was recorded.

4. DIVESTITURES

In the second quarter of 2017, API sold a facility in Salford, UK for approximately $5,000 and recorded a gain on sale of approximately $450, which is recorded in Other (income) expenses, net in the Company's consolidated income statements. Also, in the first quarter of 2017, API sold a facility in Rahway, N.J. for approximately $7,500 and recorded a gain on sale of approximately $200, which is recorded in Other (income) expenses, net in the Company's consolidated income statements.

In January 2017, the Company sold its Micro-Tube Fabricators, Inc. business ("MTF") for approximately $2,500 and recorded a loss on sale of $400, which is included in Other (income) expenses, net in the Company's consolidated income statements. MTF specialized in the production of precision fabricated tubular components produced for medical device, aerospace, aircraft, automotive and electronic applications, and it was included in the Company's Diversified Industrial segment. The price was paid $2,000 in cash at closing and a $500 subordinated promissory note to the Company bearing 5% interest annually, which has been fully collected. In addition, the Company may receive up to $1,000 of additional contingent consideration if certain sales volume milestones are met between the sale date and December 31, 2019. In 2017, the Company earned $755 of additional contingent consideration. The operations of MTF were not significant to the Company's consolidated financial statements.

5. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classification of WebBank's loans receivable, including loans held for sale, at June 30, 2018 and December 31, 2017 are as follows:

	Total				Current		Non-current
	June 30, 2018%		December 31, 2017%		June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Loans held for sale	$158,926		$136,773		$158,926	$136,773	$—	$—

Commercial real estate loans	$633	—%	$568	1%	20	20	613	548
Commercial and industrial	100,438	43%	84,726	61%	42,927	28,315	57,511	56,411
Consumer loans	133,781	57%	53,238	38%	50,109	22,371	83,672	30,867
Total loans	234,852	100%	138,532	100%	93,056	50,706	141,796	87,826
Less:
Allowance for loan losses	(9,565)		(5,237)		(9,565)	(5,237)	—	—
Total loans receivable, net	$225,287		$133,295		83,491	45,469	141,796	87,826
Loans receivable, including loans held for sale (a)					$242,417	$182,242	$141,796	$87,826

(a)	The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities.

Commercial and industrial loans include net unaccreted discounts of $444 at June 30, 2018. Consumer loans include unaccreted discounts of $193 at June 30, 2018. Loans with a carrying value of approximately $52,899 and $57,436 were pledged as collateral for potential borrowings at June 30, 2018 and December 31, 2017, respectively. WebBank serviced $3,085 in loans for others at June 30, 2018.

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

6. INVENTORIES, NET

A summary of Inventories, net is as follows:

	June 30, 2018	December 31, 2017
Finished products	$49,522	$49,053
In-process	26,649	25,037
Raw materials	60,662	53,015
Fine and fabricated precious metal in various stages of completion	22,478	16,757
	159,311	143,862
LIFO reserve	(726)	(1,227)
Total	$158,585	$142,635

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, the Company purchases, maintains and utilizes precious metal inventory. The Company records certain precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through Cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

During the third quarter of 2017, the Company began obtaining certain precious metals under a $29,500 fee consignment agreement with the Bank of Nova Scotia ("ScotiaBank"). As of June 30, 2018, the Company had approximately $8,500 of silver under consignment with ScotiaBank, which is recorded at fair value in Inventories, net with a corresponding liability for the same amount included in Accrued liabilities on the Company's consolidated balance sheet. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated income statements.

	June 30, 2018	December 31, 2017
Supplemental inventory information:
Precious metals stated at LIFO cost	$10,811	$4,897
Precious metals stated under non-LIFO cost methods, primarily at fair value	$10,941	$10,633
Market value per ounce:
Silver	$16.15	$17.01
Gold	$1,250.45	$1,296.50
Palladium	$953.00	$1,056.00

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying value of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Corporate and Other	Total
Balance at December 31, 2017
Gross goodwill	$193,530	$65,548	$81	$259,159
Accumulated impairments	(24,254)	(64,790)	—	(89,044)
Net goodwill	169,276	758	81	170,115
Acquisitions (a)	11,423	1,595	—	13,018
Currency translation adjustments	(245)	—	—	(245)
Balance at June 30, 2018
Gross goodwill	204,708	67,143	81	271,932
Accumulated impairments	(24,254)	(64,790)	—	(89,044)
Net goodwill	$180,454	$2,353	$81	$182,888

(a)	Goodwill related to the Dunmore acquisition and purchase price adjustments related to the Basin acquisition. For additional information, see Note 3 - "Acquisitions."

A summary of Other intangible assets, net is as follows:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$234,921	$92,021	$142,900	$222,277	$80,952	$141,325
Trademarks, trade names and brand names	55,590	16,405	39,185	52,356	14,996	37,360
Developed technology, patents and patent applications	31,650	13,041	18,609	28,239	11,756	16,483
Other	17,312	13,138	4,174	16,131	11,982	4,149
Total	$339,473	$134,605	$204,868	$319,003	$119,686	$199,317

Other intangible assets, net as of June 30, 2018 includes approximately $19,900 in intangible assets, primarily customer relationships, associated with the Dunmore acquisition. These balances, and the related goodwill balance noted above, are subject to adjustment during the finalization of the purchase price allocations for the Dunmore acquisition.

Trademarks with indefinite lives as of June 30, 2018 and December 31, 2017 were $11,320 and $8,020, respectively. Amortization expense related to intangible assets was $7,822 and $7,418 for the three months ended June 30, 2018 and 2017, respectively, and $15,173 and $15,537 for the six months ended June 30, 2018 and 2017, respectively.

8. INVESTMENTS

Short-Term Investments

Marketable Securities

The Company's short-term investments primarily consist of its marketable securities portfolio held by its subsidiary, Steel Excel Inc ("Steel Excel"). The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investments. The Company's portfolio of marketable securities was as follows:

	June 30, 2018				December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term deposits	$18,977	$—	$—	$18,977	$35,834	$—	$—	$35,834
Mutual funds	—	—	—	—	12,077	4,675	—	16,752
Corporate securities	5,296	32	(1,383)	3,945	32,311	11,893	(2,643)	41,561
Total marketable securities	24,273	32	(1,383)	22,922	80,222	16,568	(2,643)	94,147
Amounts classified as cash equivalents	(18,977)	—	—	(18,977)	(35,834)	—	—	(35,834)
Amounts classified as marketable securities	$5,296	$32	$(1,383)	$3,945	$44,388	$16,568	$(2,643)	$58,313

Proceeds from sales of marketable securities were approximately $12,300 and $13,500 in the three months ended June 30, 2018 and 2017, respectively, and were approximately $46,000 and $14,700 in the six months ended June 30, 2018 and 2017, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, which are reported as a component of Realized and unrealized losses (gains) on securities, net in the Company's consolidated income statements, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross realized gains	$6,416	$85	$16,090	$96
Gross realized losses	(2,219)	(135)	(5,129)	(362)
Realized gains (losses), net	$4,197	$(50)	$10,961	$(266)

Effective January 1, 2018 upon adoption of ASU 2016-01, unrealized gains or losses due to changes in fair value of securities are being accounted for as a component of Realized and unrealized losses (gains) on securities, net in the Company's consolidated income statements. Prior to January 1, 2018, changes in fair value were recognized in Partners' capital as Other comprehensive income or loss, except for other-than-temporary impairments, which were reflected as a reduction of cost and charged to the consolidated income statements.

The fair value of marketable securities with unrealized losses at June 30, 2018, and the duration of time that such losses had been unrealized, were as follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$1,388	$(1,202)	$1,807	$(181)	$3,195	$(1,383)
Total	$1,388	$(1,202)	$1,807	$(181)	$3,195	$(1,383)

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

The corporate securities with gross unrealized losses primarily consist of investments in equity securities of publicly-traded entities. The Company evaluated such securities to determine if certain unrealized losses represented other-than-temporary impairments. This determination was based on several factors, including any adverse changes in the market conditions and economic environments in which the entities operate. The Company determined that there was no indication of other-than-temporary impairments on its investments with unrealized losses that had not been previously recorded as impairment charges. This determination was based on several factors, including the length of time and extent to which fair value had been less than the cost basis, the financial condition and near-term prospects of the entities, and the intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value.

Long-Term Investments

The following table summarizes the Company's long-term investments as of June 30, 2018 and December 31, 2017. For those investments at fair value, the carrying amount of the investment equals its respective fair value.

	Ownership %		Long-Term Investments Balance		Loss (Income) Recorded in the Consolidated Income Statements
					Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	2018	2017	2018	2017
Corporate securities (a),(e)			$197,823	$131,307	$8,317	$—	$24,014	$—
Steel Connect, Inc. ("STCN") convertible notes (b),(f)			14,703	10,387	(272)	24	42	(344)
STCN preferred stock (c),(f)			43,276	35,000	(827)	—	(8,276)	—
STCN warrants (f)			—	—	—	23	—	10
Equity method investments: (f)
Carried at fair value:
STCN common stock	30.2%	30.4%	39,276	45,275	(649)	1,356	5,350	(3,766)
Aviat Networks, Inc. ("Aviat")	12.7%	12.7%	10,972	10,168	147	(1,568)	(702)	(2,393)
Other	43.8%	43.8%	1,223	1,223	—	—	—	—
Long-term investments carried at fair value			307,273	233,360
Carried at cost:
Other equity method investments carried at cost (d),(f)			2,740	2,784	14	97	44	123
Total			$310,013	$236,144

(a)	Cost basis totaled $100,379 at June 30, 2018 and $12,250 at December 31, 2017 and gross unrealized gains totaled $97,444 and $119,057 at June 30, 2018 and December 31, 2017, respectively.

(b)
Represents investment in STCN convertible notes. Cost basis totaled $13,262 at June 30, 2018 and $8,903 at December 31, 2017 and gross unrealized gains totaled $1,441 and $1,484 at June 30, 2018 and December 31, 2017, respectively. Changes in fair value are recorded in the Company's consolidated income statements as the Company elected the fair value option to account for this investment.

(c)
Represents investment in STCN preferred stock. On December 15, 2017, the Company entered into an agreement pursuant to which STCN issued Series C convertible voting preferred stock for an aggregate purchase consideration of $35,000. Each share of preferred stock can be converted into shares of STCN's common stock at an initial conversion price equal to $1.96 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction, among other things. Changes in fair value are recorded in the Company's consolidated income statements as the Company elected the fair value option to account for this investment. The convertible preferred shares, if converted as of June 30, 2018, when combined with the common shares owned by the Company, would result in the Company having a direct interest of approximately 46% of STCN's outstanding shares. During the first quarter of 2018, the Company recorded an $11,208 out-of-period adjustment related to the increase in the fair value of the Company's investment in STCN preferred stock for the period from December 15, 2017 to December 31, 2017. Had this adjustment been recorded at December 31, 2017, the Company's investment in STCN preferred stock would have been valued at $46,208 at December 31, 2017, and the Company's Income from associated companies, net of taxes for the six months ended June 30, 2018 would be reduced by $11,208.

(d)	Represents investments in iGo, Inc. ("iGo") of 45% and a 50% investment in API Optix s.r.o ("API Optix"), a joint venture investment held by the Company.

(e)	Loss (income) from these investments is included in Realized and unrealized losses (gains) on securities, net in the consolidated income statements.

(f)	Loss (income) from these investments is included in Income of associated companies, net of taxes in the consolidated income statements.

The Company's long-term investments include common shares of Babcock & Wilcox Enterprises, Inc. ("BW"). BW commenced a rights offering, as amended, pursuant to which BW distributed nontransferable subscription rights to each of its common stockholders. Each subscription right allowed BW shareholders to purchase 2.8 common shares of BW at a subscription price of $2.00 per common share. At that time, the Company owned 6,993,219 shares of BW common stock, constituting approximately 15.8% of BW's outstanding shares. Vintage Capital Management, LLC ("Vintage") and BW entered into an agreement under which Vintage agreed to provide a backstop commitment to purchase any BW common shares that were not subscribed for in the rights offering. On April 12, 2018, the Company entered into an agreement with Vintage pursuant to which it agreed to fund a portion of Vintage's backstop commitment subject to specified conditions. Upon the completion of the rights offering, the Company purchased 22,981,822 BW common shares at an aggregate price of $45,964, including $6,802 to fund its backstop commitment, increasing the Company's ownership in BW to approximately 17.8% of the outstanding shares.

Equity Method Investments

The Company's investments in associated companies are accounted for under the equity method of accounting. Certain associated companies have a fiscal year end that differs from December 31. Additional information for each of SPLP's investments in associated companies that have impacted the Company's consolidated income statements during the six months ended June 30, 2018 and 2017 is as follows:

Equity Method, Carried At Fair Value:

•
STCN (formerly ModusLink Global Solutions, Inc.) provides supply chain and logistics services to companies in the consumer electronics, communications, computing, medical devices, software, storage and retail industries. STCN also owns IWCO Direct Holdings Inc. ("IWCO"), a provider of data-driven marketing solutions that offers a full range of services including strategy, creative and production for multichannel marketing campaigns, along with postal logistics strategies for direct mail.

•	Aviat is a global provider of microwave networking solutions.

•	The Other investment represents the Company's investment in a Japanese real estate partnership.

Equity Method, Carried At Cost:

•
iGo is a provider of accessories for mobile devices. This investment is being accounted for under the traditional equity method. Based on the closing market price of iGo's publicly-traded shares, the fair value of the investment in iGo was approximately $2,288 and $2,317 at June 30, 2018 and December 31, 2017, respectively.

•
The Company has a 50% joint venture in API Optix, a company that provides development and origination services in the field of micro and nano-scale surface relief technology. The investment is being accounted for under the equity method as an associated company.

The below summary balance sheet and income statement amounts include results for the major associated companies for the periods in which they were accounted for as an associated company or the nearest practicable corresponding period to the Company's fiscal period.

	June 30, 2018	December 31, 2017
Summary of balance sheet amounts: (a)
Current assets	$270,220	$257,846
Non-current assets	572,813	23,452
Total assets	$843,033	$281,298

Current liabilities	$292,990	$149,155
Non-current liabilities	396,210	69,172
Total liabilities	689,200	218,327
Contingently redeemable preferred stock	35,175	—
Equity	118,658	62,971
Total liabilities and equity	$843,033	$281,298

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Summary operating results: (a)
Net revenue	$188,922	$97,948	$340,041	$215,516
Gross profit	$39,005	$8,542	$55,955	$19,740
Net (loss) income (b)	$(10,333)	$(5,067)	$54,497	$(7,973)

(a)	The increases in the 2018 amounts, as compared to the 2017 amounts, in the table above are principally due to STCN's acquisition of IWCO.

(b)	Net income in the 2018 six-month period was favorably impacted by an income tax benefit related to STCN's acquisition of IWCO.

Other Investments

WebBank had $43,474 and $32,816 of held-to-maturity securities at June 30, 2018 and December 31, 2017, respectively. WebBank records these securities at amortized cost, and they are included in Other non-current assets on the Company's consolidated balance sheets. The dollar value of these securities with maturities less than five years is $17,205, after five years through ten years is $24,705 and after ten years is $1,564. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The securities are collateralized by unsecured consumer loans. These securities had an estimated fair value of $43,389 and $32,842 at June 30, 2018 and December 31, 2017, respectively.

9. LONG-TERM DEBT

Debt consists of the following:

	June 30, 2018	December 31, 2017
Short term debt:
Foreign	$2,756	$1,624
Short-term debt	2,756	1,624
Long-term debt:
SPLP revolving facility	488,754	406,981
Other debt - foreign	985	—
Other debt - domestic	5,833	6,062
Subtotal	495,572	413,043
Less portion due within one year	806	459
Long-term debt	494,766	412,584
Total debt	$498,328	$414,667

On November 14, 2017, SPH Group Holdings, Steel Excel, API Americas Inc., Handy & Harman Ltd. ("HNH") and Cedar 2015 Limited (collectively, the "Borrowers"), each a direct or indirect subsidiary of the Company, entered into a credit agreement ("Credit Agreement") that consolidated a number of the Company's existing credit facilities into one combined, revolving credit facility covering substantially all of the Company's subsidiaries, with the exception of WebBank. The Credit Agreement provided for a revolving credit facility in an aggregate principal amount not to exceed $600,000, including a $55,000 subfacility for swing line loans and a $50,000 subfacility for standby letters of credit. The Credit Agreement also permits the Borrowers, under certain circumstances, to increase the aggregate principal amount of revolving credit commitments under the Credit Agreement by up to $150,000. Borrowings under the Credit Agreement bear interest, at the Borrower's option, at annual rates of either the Base Rate or the Euro-Rate, as defined, plus an applicable margin as set forth in the Credit Agreement (1.25% and 2.25%, respectively, for Base Rate and Euro-Rate borrowings at June 30, 2018), and the Credit Agreement provides for a commitment fee to be paid on unused borrowings. The weighted average interest rate on the Credit Agreement was 4.29% at June 30, 2018. At June 30, 2018, letters of credit totaling $10,621 had been issued under the Credit Agreement, including $3,751 of the letters of credit guaranteeing various insurance activities, and $6,870 for environmental and other matters. The Credit Agreement permits SPLP, the parent, to fund the dividends on its preferred units and its routine corporate expenses. The Company's total availability under the Credit Agreement, which is based upon earnings and certain covenants as described in the Credit Agreement, was approximately $106,600 as of June 30, 2018.

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

The Credit Agreement will expire with all amounts outstanding due and payable, on November 14, 2022. The Credit Agreement is guaranteed by substantially all existing and thereafter acquired assets of the Borrowers and the Guarantors, as defined in the agreement, and a pledge of all of the issued and outstanding shares of capital stock of each of the Borrowers' and Guarantors' subsidiaries, and is fully guaranteed by the Guarantors. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, as defined. The Company was in compliance with all debt covenants at June 30, 2018.

10. FINANCIAL INSTRUMENTS

At June 30, 2018 and December 31, 2017, financial instrument liabilities and related restricted cash consisted of $13,496 and $15,629, respectively, related to short sales of corporate securities. Year-to-date activity is summarized below for financial instrument liabilities and related restricted cash:

	June 30,
	2018	2017
Balance, beginning of period	$15,629	$12,640
Settlement of short sales of corporate securities	(3,100)	(59)
Short sales of corporate securities	26	99
Net investment losses	941	1,299
Balance, end of period	$13,496	$13,979

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

Foreign Currency Forward Contracts

API enters into foreign currency forward contracts to hedge certain of its receivables and payables denominated in other currencies. In addition, API enters into foreign currency forward contracts to hedge the value of its future sales denominated in Euros and the value of certain of its future purchases denominated in USD. These hedges have settlement dates ranging through June 2019 at June 30, 2018. The forward contracts that are used to hedge the risk of foreign exchange movement on its receivables and payables are accounted for as fair value hedges. At June 30, 2018, there were contracts in place to buy Sterling and sell Euros in the amount of €10,500. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net change in fair value of the derivative assets and liabilities are recognized in the Company's consolidated income statements. The forward contracts that are used to hedge the value of API's future sales and purchases are accounted for as cash flow hedges. At June 30, 2018, there were contracts in place to hedge the value of future sales denominated in Euros in the amount of €14,400 and the value of future purchases denominated in USD in the amount of $3,450. These hedges are fully effective, and accordingly, the changes in fair value are recorded in AOCI, and at maturity, any gain or loss on the forward contract is reclassified from AOCI into the Company's consolidated income statements.

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets at June 30, 2018 and are classified within Level 3 in the fair value hierarchy (see Note 15 - "Fair Value Measurements"). At June 30, 2018, outstanding derivatives mature within 3 to 5 years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated income statements in Financial services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Call and Put Options

The options are traded in active markets, and accordingly, the Company records the fair value of the options through the use of quoted prices and records any changes in fair value in the consolidated income statements in Other (income) expenses, net.

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

As of June 30, 2018, the Company had the following outstanding forward contracts with settlement dates through July 2018. There were no futures contracts outstanding at June 30, 2018.

Commodity	Amount	Notional Value
Silver	378,895 ounces	$6,053
Gold	2,400 ounces	$2,999
Copper	325,000 pounds	$993
Tin	20 metric tons	$426

Fair Value Hedges. Of the total forward contracts outstanding, 18,895 ounces of silver and substantially all the copper contracts are designated and accounted for as fair value hedges and are associated primarily with the Company's precious metal inventory carried at fair value. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net change in fair value of the derivative assets and liabilities, and the change in the fair value of the underlying hedged inventory, are recognized in the Company's consolidated income statements, and such amounts principally offset each other due to the effectiveness of the hedges.

Economic Hedges. The remaining outstanding forward contracts for silver, and all the contracts for gold and tin, are accounted for as economic hedges. As these derivatives are not designated as accounting hedges, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market, and both realized and unrealized gains and losses are recorded in current period earnings in the Company's consolidated income statements. The economic hedges are associated primarily with the Company's precious metal inventory valued using the LIFO method.

The forward contracts were made with a counterparty rated A+ by Standard & Poor's. Accordingly, the Company has determined that there is minimal credit risk of default. The Company estimates the fair value of its derivative contracts through the use of market quotes or with the assistance of brokers when market information is not available. The Company maintains collateral on account with the third-party broker which varies in amount depending on the value of open contracts.

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets and the effect of derivative instruments in the Company's consolidated income statements are shown in the following tables:

Derivative	Balance Sheet Location	June 30, 2018	December 31, 2017
Commodity contracts (a),(b)	Prepaid expenses and other current assets (Accrued liabilities)	$29	$(49)
Commodity contracts (c)	Accrued liabilities	(45)	(78)
Foreign exchange forward contracts (a),(d)	Prepaid expenses and other current assets	311	166
Foreign exchange forward contracts (a),(b)	Accrued liabilities	(95)	(188)
Economic interests in loans (c)	Other non-current assets	15,682	13,126
Call options	Other current liabilities	—	(258)
Put options	Prepaid expenses and other current assets	—	3
Total derivatives		$15,882	$12,722

		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Derivative	Income Statement Location	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Commodity contracts (a),(b)	Cost of goods sold	$73	$1,004	$151	$(179)
Commodity contracts (c)	Cost of goods sold	(15)	(31)	(62)	64
Commodity contracts (c)	Other income (expenses), net	357	285	502	(75)
Foreign exchange forward contracts (a),(d)	Revenue	77	(391)	57	(796)
Foreign exchange forward contracts (a),(b)	Other income (expenses), net	(18)	(220)	(14)	(231)
Economic interests in loans (c)	Revenue	4,083	3,021	7,364	5,518
Call options	Other income (expenses), net	—	24	250	72
Put options	Other income (expenses), net	—	(187)	(3)	(521)
Total derivatives		$4,557	$3,505	$8,245	$3,852

(a)	Designated as hedging instruments.

(b)	Fair value hedge.

(c)	Economic hedge.

(d)	Cash flow hedge.

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

At June 30, 2018 and December 31, 2017, WebBank's undisbursed loan commitments under these instruments totaled $143,535 and $148,529, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

WebBank estimates an allowance for potential losses on off-balance sheet contingent credit exposures related to the guaranteed amount of its Small Business Administration ("SBA") and United States Department of Agriculture ("USDA") loans and whether or not the SBA/USDA honors the guarantee. WebBank determines the allowance for these contingent credit exposures based on historical experience and portfolio analysis. The allowance is included in Other non-current liabilities on the Company's consolidated balance sheets, with any related increases or decreases in the reserve included in the Company's consolidated income statements. The allowance was $188 at both June 30, 2018 and December 31, 2017.

11. PENSION BENEFIT PLANS

HNH maintains several qualified and non-qualified pension plans and other post-retirement benefit plans. API maintains a pension plan in the United Kingdom and a pension plan in the U.S. which is not significant. The Company's other pension and postretirement benefit plans are not significant individually or in the aggregate. The following table presents the components of pension expense for HNH's and API's significant pension plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest cost	$5,351	$5,482	$10,729	$10,935
Expected return on plan assets	(7,018)	(6,154)	(14,027)	(12,323)
Amortization of actuarial loss	2,539	2,287	5,078	4,575
Total	$872	$1,615	$1,780	$3,187

Pension expense is included in Selling, general and administrative expenses in the consolidated income statements for all periods presented. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. Required minimum pension contributions are as follows:

•	HNH expects to contribute approximately $19,200 for the remainder of 2018, and $33,400, $35,800, $31,400, $32,100 and $43,200 in 2019, 2020, 2021, 2022 and for the five years thereafter, respectively.

•	API expects to contribute approximately $152 for the remainder of 2018, and $922 in each year 2019, 2020, 2021, 2022 and 2023.

12. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of June 30, 2018, the Company had 26,192,463 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

On December 7, 2016, the Board of Directors of SPH GP approved the repurchase of up to an aggregate of 2,000,000 of the Company's common units ("Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. During the first six months of 2018, the Company purchased 363,715 units for an aggregate price of approximately $6,660.

Incentive Award Plan

On May 24, 2018, the Company's unitholders approved the adoption of the Company's 2018 Incentive Award Plan ("2018 Plan"). The 2018 Plan provides equity-based compensation through the grant of options to purchase the Company's limited partnership ("LP") units, unit appreciation rights, restricted units, phantom units, substitute awards, performance awards, other unit-based awards, and includes, as appropriate, any tandem distribution equivalent rights granted with respect to an award. The 2018 Plan allows for issuance of up to 500,000 LP units. As of June 30, 2018, no awards had been granted under the 2018 Plan.

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

Preferred Units

The 6.0% Series A preferred units, no par value ("SPLP Preferred Units"), which were issued in connection with the Steel Excel, HNH and WebFinancial Holding Corporation ("WFHC") transactions discussed below, entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared cash distributions of approximately $5,800 and $1,300 to preferred unitholders for the six months ended June 30, 2018 and 2017, respectively. The SPLP Preferred Units have a term of nine years and are redeemable at any time at the Company's option at the $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption. In addition, the holders can require the Company to repurchase up to 1,600,000 of the SPLP Preferred Units, in cash on a pro rata basis, on the third anniversary of the original issuance date of February 7, 2017, reduced by any preferred units called for redemption by the Company, in cash on a pro rata basis, prior to that time.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as a non-current liability, including accrued interest expense, on the Company's consolidated balance sheets as of June 30, 2018 and December 31, 2017 because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as a liability, distributions thereon are recorded as a component of Interest expense in the Company's consolidated income statements. As of June 30, 2018, there were 7,927,288 SPLP Preferred Units outstanding.

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

HNH Transaction

On June 26, 2017, the Company entered into an Agreement and Plan of Merger with a subsidiary of the Company and HNH to make a tender offer to purchase any and all of the outstanding shares of common stock of HNH not already owned by the Company or any of its affiliates. In exchange for each share of HNH common stock, the Company offered 1.484 SPLP Preferred Units. The offer expired on October 12, 2017, and as a result of the completion of the offer, the Company issued approximately 5,400,000 SPLP Preferred Units with a fair value of approximately $112,000 and liquidation value of approximately $135,000 to HNH shareholders. As a result of this transaction, the Company owns 100% of HNH. Certain former stockholders of HNH made a demand for appraisal of the tender offer consideration under the laws of the State of Delaware. In the first quarter of 2018, this matter was settled. As a result, 211,643 SPLP Preferred Units were retired and the preferred unit liability was reduced with respect to these units, and $931 was charged to the consolidated income statement in Selling, general and administrative expenses.

WFHC Transactions

In June 2018, the Company entered into purchase agreements with minority stockholders of its subsidiary, WFHC, pursuant to which the Company purchased shares of common stock and preferred stock of WFHC in exchange for aggregate consideration totaling $13,278, comprised of cash of $6,306, 185,407 common units of SPLP and 186,271 SPLP Preferred Units.

For each of the Steel Excel, HNH and WFHC transactions, in accordance with the accounting standard on consolidation, changes in a parent's ownership interest where the parent retains a controlling financial interest in its subsidiary were accounted for as equity transactions. The carrying amount of the acquired noncontrolling interests were eliminated to reflect the change in SPLP's ownership interest in each subsidiary, and the difference between the fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted was recognized in Partners' capital.

Accumulated Other Comprehensive Loss

Changes, net of tax, in Accumulated other comprehensive loss are as follows:

	Six Months Ended June 30, 2018
	Unrealized gain on available-for-sale securities	Unrealized loss on derivative financial instruments	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at beginning of period	$91,078	$(1,901)	$(18,259)	$(177,085)	$(106,167)
Net other comprehensive income (loss) attributable to common unitholders (a),(b)	—	274	(743)	5	(464)
Cumulative effect of adopting ASU 2016-01 relating to net unrealized gains and losses on equity securities (c)	(91,078)	—	—	—	(91,078)
Acquisition of AOCI from noncontrolling interests	—	(72)	(290)	(213)	(575)
Balance at end of period	$—	$(1,699)	$(19,292)	$(177,293)	$(198,284)

(a)	Net of a tax provision of approximately $36.

(b)
Does not include the net unrealized gain on derivative financial instruments of $26, cumulative translation adjustment of $(40) and the change in net pension and other post-retirement benefit obligations of $(5) which are attributable to noncontrolling interests.

(c)
Effective January 1, 2018 upon adoption of ASU 2016-01, a cumulative effect reclassification adjustment was made to remove the net unrealized gains and losses on equity securities from Accumulated other comprehensive loss and reclassify them to Partners' capital.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP, which are determined as of the last day of each fiscal year. If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company records a negative incentive unit expense in the quarter when such over-accrual is determined. The expense is recorded in Selling, general and administrative expenses in the Company's consolidated income statements. The Company recorded $0 and a reduction of $184 in incentive unit expense in the three months ended June 30, 2018 and 2017, respectively, and $0 and $4,930 for the six months ended June 30, 2018 and 2017, respectively.

13. INCOME TAXES

The Company recorded tax provisions of $7,606 and $10,416 for the three months ended June 30, 2018 and 2017, respectively, and $8,936 and $17,262 for the six months ended June 30, 2018 and 2017, respectively. The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries that are taxable entities. The consolidated subsidiaries' effective tax rates for the six months ended June 30, 2018 were reduced as compared to the same period of 2017 because of the lower U.S. federal income tax rates enacted in December 2017 under the TCJA. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of the deferred tax assets will not be realized in future periods. There have not been any significant changes in deferred tax valuation allowances during the six months ended June 30, 2018 or 2017.

The TCJA includes a transition tax on the deemed distribution of previously untaxed accumulated and current earnings and profits ("E&P") of certain foreign subsidiaries. For the year ended December 31, 2017, the Company recorded a provisional amount for the one-time mandatory repatriation tax liability of $2,165. The Company has not yet finalized its calculation of the total post-1986 E&P and non-U.S. income taxes paid on such earnings for these foreign subsidiaries. Further, the transition tax is based on the amount of those earnings that are held in cash and other specified illiquid assets. This amount may change when the calculation of post-1986 net accumulated foreign E&P previously deferred from U.S. federal taxation and the amounts held in cash or other specified illiquid assets are finalized, and is subject to further refinement if further guidance is issued by federal and state taxing authorities. U.S. GAAP and the Securities and Exchange Commission ("SEC") allow for a measurement period not to exceed one year from the enactment date of the TCJA in order for companies to complete their accounting for the effects of the TCJA. For the six months ended June 30, 2018, the Company has not recorded any adjustments to its previously recorded provisional amounts. The Company intends to complete its accounting during the allowed measurement period permitted under U.S. GAAP and SEC guidance.

14. NET INCOME PER COMMON UNIT

The following data was used in computing net income per common unit shown in the Company's consolidated income statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$13,555	$15,718	$4,704	$12,620
Net income attributable to noncontrolling interests in consolidated entities	(513)	(4,465)	(740)	(5,449)
Net income attributable to common unitholders	$13,042	$11,253	$3,964	$7,171
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a),(b)	2,937	963	—	—
Net income attributable to common unitholders - assuming dilution	$15,979	$12,216	$3,964	$7,171
Net income per common unit – basic:
Net income attributable to common unitholders	$0.50	$0.43	$0.15	$0.27
Net income per common unit – diluted:
Net income attributable to common unitholders	$0.42	$0.41	$0.15	$0.27
Denominator for net income per common unit - basic	26,147,125	26,038,548	26,205,290	26,091,833
Effect of dilutive securities:
Incentive units	—	265,065	—	277,085
Unvested restricted common units	26,601	46,054	34,293	43,569
SPLP Preferred Units (a),(b)	11,494,299	3,414,129	—	—
Denominator for net income per common unit - diluted	37,668,025	29,763,796	26,239,583	26,412,487

(a)	Assumes the SPLP Preferred Units were redeemed in common units as described in Note 12 - "Capital and Accumulated Other Comprehensive Loss."

(b)
For the six months ended June 30, 2018 and 2017, the diluted per unit calculation does not include the impact of 11,152,888 and 2,662,546, respectively, of SPLP Preferred Units, since the impact would have been anti-dilutive.

15. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of June 30, 2018 and December 31, 2017 are summarized by type of inputs applicable to the fair value measurements as follows:

June 30, 2018	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$2,138	$1,807	$—	$3,945
Long-term investments (a)	248,071	14,703	44,499	307,273
Investments in certain funds	—	—	482	482
Precious metal and commodity inventories recorded at fair value	11,747	—	—	11,747
Economic interests in loans	—	—	15,682	15,682
Warrants	—	—	254	254
Investment in private company	—	—	250	250
Commodity contracts on precious metal and commodity inventories	—	29	—	29
Foreign currency forward exchange contracts	—	311	—	311
Total	$261,956	$16,850	$61,167	$339,973

Liabilities:
Financial instrument obligations	$13,496	$—	$—	$13,496
Commodity contracts on precious metal and commodity inventories	—	45	—	45
Foreign currency forward exchange contracts	—	95	—	95
Total	$13,496	$140	$—	$13,636

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$44,371	$1,988	$11,954	$58,313
Long-term investments (a)	186,750	10,387	36,223	233,360
Investments in certain funds	—	—	407	407
Precious metal and commodity inventories recorded at fair value	10,993	—	—	10,993
Economic interests in loans	—	—	13,126	13,126
Foreign currency forward exchange contracts	—	166	—	166
Warrants	—	—	206	206
Long put options	3	—	—	3
Total	$242,117	$12,541	$61,916	$316,574

Liabilities:
Financial instrument obligations	$15,629	$—	$—	$15,629
Commodity contracts on precious metal and commodity inventories	—	127	—	127
Foreign currency forward exchange contracts	—	188	—	188
Short call options	258	—	—	258
Total	$15,887	$315	$—	$16,202

(a)	For additional detail of the marketable securities and long-term investments see Note 8 - "Investments."

There were no transfers of securities among the various measurement input levels during the six months ended June 30, 2018.

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

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long-Term Investments
	Investments in Associated Companies (a)	STCN Warrants (a)	Marketable Securities and Other (b)	Total
Assets
Balance at March 31, 2017	$1,223	$32	$34,489	$35,744
Sales and cash collections	—	—	(13,729)	(13,729)
Realized gains on sale	—	—	73	73
Unrealized gains	—	—	3,205	3,205
Unrealized losses	—	(23)	(849)	(872)
Balance at June 30, 2017	$1,223	$9	$23,189	$24,421

Balance at March 31, 2018	$43,672	$—	$26,909	$70,581
Sales and cash collections	—	—	(14,900)	(14,900)
Realized gains on sale	—	—	8,285	8,285
Unrealized gains	827	—	87	914
Unrealized losses	—	—	(3,713)	(3,713)
Balance at June 30, 2018	$44,499	$—	$16,668	$61,167

	Long-Term Investments
	Investments in Associated Companies (a)	STCN Warrants (a)	Marketable Securities and Other (b)	Total
Assets
Balance at December 31, 2016	$1,223	$19	$30,789	$32,031
Sales and cash collections	—	—	(14,978)	(14,978)
Realized gains on sale	—	—	73	73
Unrealized gains	—	—	7,305	7,305
Unrealized losses	—	(10)	—	(10)
Balance at June 30, 2017	$1,223	$9	$23,189	$24,421

Balance at December 31, 2017	$36,223	$—	$25,693	$61,916
Purchases	—	—	250	250
Sales and cash collections	—	—	(17,378)	(17,378)
Realized gains on sale	—	—	11,584	11,584
Unrealized gains	8,276	—	232	8,508
Unrealized losses	—	—	(3,713)	(3,713)
Balance at June 30, 2018	$44,499	$—	$16,668	$61,167

(a)	Unrealized gains and losses are recorded in Income of associated companies, net of taxes in the Company's consolidated income statements.

(b)	Realized and unrealized gains and losses on sale are recorded in Realized and unrealized losses (gains) on securities, net or Revenue in the Company's consolidated income statements.

Long-Term Investments - Valuation Techniques

The Company estimates the value of its investment in STCN preferred stock using a Monte Carlo simulation. Key inputs in this valuation include the trading price and volatility of STCN's common stock, the risk-free rate of return, as well as the dividend rate, conversion price and redemption date of the preferred stock. The Company estimates the value of another of its investments in an associated company primarily using a discounted cash flow method adjusted for additional information related to debt covenants, solvency issues and other related matters.

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

The environmental claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues costs associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of June 30, 2018, on a consolidated basis, the Company has accrued liabilities of $14,912, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated income statements. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

Environmental Matters

Certain HNH subsidiaries have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH recorded current liabilities of approximately $13,163 related to estimated environmental remediation costs as of June 30, 2018. HNH may have insurance coverage available for certain of these matters.

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

The sites where certain HNH subsidiaries have environmental liabilities include the following:

HNH has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that HNH sold in 2003 ("Sold Parcel") and an adjacent parcel ("Adjacent Parcel") that together comprise the site of a former HNH manufacturing facility. The remaining remediation, monitoring and regulatory administrative costs for the Sold Parcel are expected to approximate $100. With respect to the Adjacent Parcel, an ecological risk assessment has been completed and the results, along with proposed clean up goals, were submitted in the second quarter of 2016 to the CTDEEP for their review and approval. The next phase will be a physical investigation of the upland portion of the parcel. An upland work plan was submitted in the third quarter of 2017 to the CTDEEP and was approved in March 2018. That work started in the second quarter of 2018 and will continue into the third quarter of 2018 and is estimated to cost approximately $400. Investigation of the wetlands portion is also expected to start in the third quarter of 2018, pending regulatory approvals and setting goals for the entire parcel. The total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time. Based on the current stage of the investigation at this time, the Company estimates that it is reasonably possible that it may incur aggregate losses over a period of several years, above its accrued liability, in a range of $2,000 to $6,000. Due to the uncertainties, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of HNH, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. HHEM is actively remediating the property and is continuing to investigate effective methods for achieving compliance with the ACO. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the timing and ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and HNH, all after having the first $1,000 paid by the former owner/operator. As of June 30, 2018, total investigation and remediation costs of approximately $6,900 and $2,200 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM has been reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. While the primary insurance reimbursement ceased, HHEM believes that there is additional excess insurance coverage, which it is currently pursuing. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. A reserve of approximately $1,700 has been established for HHEM's expected 25% share of anticipated costs at this site. However, the final costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM, HNH or the Company.

HNH's subsidiary, SL Industries, Inc. ("SLI"), may incur environmental costs in the future as a result of the past activities of its former subsidiary, SL Surface Technologies, Inc. ("SurfTech"), at sites located in Pennsauken, New Jersey ("Pennsauken Site"), in Camden, New Jersey and at its former subsidiary, SGL Printed Circuits in Wayne, New Jersey. At the Pennsauken Site, SLI reached an agreement with both the U.S. Department of Justice and the U.S. Environmental Protection Agency ("EPA") related to its liability and entered into a Consent Decree which governs the agreement. SLI agreed to perform remediation of the SurfTech site, which is complete, and to pay a fixed sum for the EPA's past oversight costs. The fixed sum was to be paid in installments, and a final payment of $2,100 was made in June of 2017. Separate from the Consent Decree with the United States, in December 2012, the NJDEP made a settlement demand of $1,800 for past and future cleanup and removal costs and natural resource damages ("NRD"). Although SLI and its counsel believe that it has meritorious defenses to any claim for reimbursement of past cost and NRD damages, to avoid the time and expense of litigating the matter, SLI offered to pay approximately $300 to fully resolve the claim presented by the State of New Jersey. On June 29, 2015, the Company's legal counsel received a letter from New Jersey's Deputy Attorney General rejecting the Company's counter offer, but stated that the matter was open for further negotiations. On September 18, 2017, the Company received another letter from the Office of the Attorney General for the State of New Jersey ("New Jersey AG") wherein the New Jersey AG reiterated NJDEP's original settlement demand of $1,800 for SLI's alleged past costs and NRD related to the Pennsauken Site. In November 2017, NJDEP indicated that in addition to the original settlement demand, SLI would be responsible to NJDEP for its 10% cost payments to the EPA for the on-going remediation of the impacted groundwater aquifers. Since November, there have been no additional discussions or communications with NJDEP. SLI believes it may have defenses to the various claims and intends to assert all legal and procedural defenses available to it to make sure all costs attributed to SLI have been properly identified and substantiated. Although the final scope and cost of this claim cannot be estimated at this time, we estimate that it is reasonably possible that we may incur an aggregate loss, above our current accrued liability for this site, in a range of $300 to $1,800. There can be no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

SLI reported soil contamination and a groundwater contamination in 2003 from the SurfTech site located in Camden, New Jersey. Substantial investigation and remediation work has been completed under the direction of the Licensed Site Remediation Professional ("LSRP") for the site. Additional soil excavation, slab removal and chemical treatment is expected to be initiated during the second half of 2018. Construction of an asphalt cap is expected in the second half of 2018 and post remediation groundwater monitoring conducted thereafter. SLI's environmental consultants also implemented an interim bio-remediation pilot study to assess biological treatment of on-site contaminated groundwater. Subsequent groundwater monitoring to assess the bio-remediation effectiveness was completed and consistent decreases in target contaminants concentrations in groundwater were observed. In December 2014, a report was submitted to the NJDEP stating sufficient information was obtained from the pilot study to complete the full-scale groundwater remedy design. A full-scale groundwater bioremediation will be implemented during the fourth quarter of 2018 following the soil remediation mentioned above. A reserve of $2,700 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

SLI is currently participating in environmental assessment and cleanup at a commercial facility located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with the NJDEP and LSRP oversight, but contaminants of concern in groundwater and surface water, which extend off-site, remain above applicable NJDEP remediation standards. SLI's LSRP completed a supplemental groundwater remedial action approved by the NJDEP, and a report was filed with the NJDEP in March 2015. SLI's consultants have developed cost estimates for supplemental remedial injections, soil excavation, and additional tests and remedial activities. The LSRP prepared a Remedial Investigation Report, which was sent to the NJDEP in May 2016. Off-site access to the adjacent property was negotiated and monitoring wells were installed in the fourth quarter of 2017. Results of the initial samples of the off-site wells detected chemicals of concern above NJDEP standards. As a result, additional off-site wells will have to be installed and sampled in the third quarter. A reserve of approximately $1,200 has been established for anticipated costs, but there can be no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

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

Litigation Matters

BNS Litigation Matters

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in approximately 1,390 alleged asbestos-related toxic-tort claims as of June 30, 2018. The claims were filed over a period beginning in 1994 through June 30, 2018. In many cases these claims involved more than 100 defendants. Of the claims filed, approximately 1,340 were dismissed, settled or granted summary judgment and closed as of June 30, 2018. Of the claims settled, the average settlement was less than $3. There remained approximately 50 pending asbestos claims as of June 30, 2018. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988 with estimated aggregate coverage limits of $183,000, with $1,543 at both June 30, 2018 and December 31, 2017 in estimated remaining self-insurance retention (deductible). There is secondary evidence of coverage from 1970 to 1973, although there is no assurance that the insurers will recognize that the coverage was in place. Policies issued for BNS Sub beginning in 1989 contained exclusions related to asbestos. Under certain circumstances, some of the settled claims may be reopened. Also, there may be a significant delay in receipt of notification by BNS Sub of the entry of a dismissal or settlement of a claim or the filing of a new claim. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail.

BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement and defense costs for the then-existing claims are revised. As of both June 30, 2018 and December 31, 2017, BNS Sub has accrued $1,349 relating to the open and active claims against BNS Sub. This accrual represents the Company's best estimate of the likely costs to defend against or settle these claims by BNS Sub beyond the amounts accrued by the insurance carriers and previously funded by BNS Sub through the retroactive billings.

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $2,013 and $2,208 for the three months ended June 30, 2018 and 2017, respectively, and $4,061 and $4,266 for the six months ended June 30, 2018 and 2017, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated income statements. Unpaid amounts for the management fees included in Payables to related parties on the Company's consolidated balance sheets were $13 and $487 at June 30, 2018 and December 31, 2017, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $1,962 and $596 for the three months ended June 30, 2018 and 2017, respectively, and $2,987 and $1,860 for the six months ended June 30, 2018 and 2017, respectively. Unpaid amounts for reimbursable expenses were approximately $1,155 and $881 at June 30, 2018 and December 31, 2017, respectively, and are included in Payables to related parties on the Company's consolidated balance sheets.

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

Other

At June 30, 2018 and December 31, 2017, several related parties and consolidated subsidiaries had deposits totaling $1,320 and $2,438, respectively, at WebBank. Approximately $275 and $357 of these deposits, including interest which was not significant, have been eliminated in consolidation as of June 30, 2018 and December 31, 2017, respectively.

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

Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $3,300, $2,100 and $1,175, respectively, for the three months ended June 30, 2018 and $2,900, $2,000 and $1,175, respectively, for the three months ended June 30, 2017. Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $6,600, $4,200 and $2,350, respectively, for the six months ended June 30, 2018 and $5,800, $4,000 and $2,350, respectively, for the six months ended June 30, 2017. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

Segment information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Diversified industrial	$358,398	$303,816	$666,016	$584,030
Energy	47,073	34,035	83,665	61,351
Financial services	28,966	20,540	51,001	36,329
Total	$434,437	$358,391	$800,682	$681,710
Income (loss) before income taxes:
Diversified industrial	$26,810	$21,853	$37,492	$29,799
Energy	849	(1,505)	(4,971)	(9,282)
Financial services	13,080	10,844	21,610	18,467
Corporate and other	(19,578)	(5,058)	(40,491)	(9,102)
Income before income taxes	21,161	26,134	13,640	29,882
Income tax provision	7,606	10,416	8,936	17,262
Net income	$13,555	$15,718	$4,704	$12,620
(Loss) income of associated companies, net of taxes
Energy	$(161)	$1,471	$658	$2,270
Corporate and other	1,748	(1,403)	2,884	4,100
Total	$1,587	$68	$3,542	$6,370

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018
Total Capital
(to risk-weighted assets)	$124,170	23.20%	$42,782	8.00%	$52,809	9.88%	$53,478	10.00%
Tier 1 Capital
(to risk-weighted assets)	$117,448	22.00%	$32,087	6.00%	$42,114	7.88%	$42,782	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$117,448	22.00%	$24,065	4.50%	$34,092	6.38%	$34,761	6.50%
Tier 1 Capital
(to average assets)	$117,448	17.80%	$26,325	4.00%	n/a	n/a	$32,906	5.00%

As of December 31, 2017
Total Capital
(to risk-weighted assets)	$111,102	28.90%	$30,710	8.00%	$35,509	9.25%	$38,388	10.00%
Tier 1 Capital
(to risk-weighted assets)	$106,296	27.70%	$23,033	6.00%	$27,831	7.25%	$30,710	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$106,296	27.70%	$17,275	4.50%	$22,073	5.75%	$24,952	6.50%
Tier 1 Capital
(to average assets)	$106,296	19.00%	$22,398	4.00%	n/a	n/a	$27,998	5.00%

20. SUPPLEMENTAL CASH FLOW INFORMATION

The amount of Cash, cash equivalents and restricted cash as of June 30, 2018 and 2017 in the consolidated statements of cash flows is reconciled to the Company's consolidated balance sheets as follows:

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents	$324,805	$337,816
Restricted cash	13,496	13,979
Total cash, cash equivalents and restricted cash	$338,301	$351,795

A summary of supplemental cash flow information for each of the six-month periods ending June 30, 2018 and 2017 is presented in the following table:

	Six Months Ended June 30,
	2018	2017
Cash paid during the period for:
Interest	$18,779	$10,506
Taxes	$2,759	$11,885
Non-cash investing and financing activities:
Exchange of debt securities for equity securities	$—	$3,317
Contingent purchase price (future earn-out) associated with the Dunmore acquisition	$3,800	$—
Issuance of SPLP Common Units to purchase subsidiary shares from noncontrolling interests	$3,159	$—
Issuance of SPLP Preferred Units to purchase subsidiary shares from noncontrolling interests	$3,812	$63,503

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

The Diversified Industrial segment is comprised of manufacturers of engineered niche industrial products, with leading market positions in many of the markets they serve. Its manufacturing operations encompass joining materials, tubing, building materials, performance materials, electrical products, cutting replacement products and services and packaging businesses.

The Energy segment provides drilling and production services to the oil & gas industry and owns a youth sports business. Its parent company, Steel Excel Inc. ("Steel Excel"), also has equity method and other investments in a number of businesses. The operations of the sports business are not material to the Company.

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

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

The Company's consolidated operating results for the three and six months ended June 30, 2018 and 2017 are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$434,437	$358,391	$800,682	$681,710
Cost of goods sold	299,258	247,355	561,119	475,968
Selling, general and administrative expenses	88,183	78,529	176,565	169,051
Interest expense	9,590	4,893	17,699	9,299
Realized and unrealized losses (gains) on securities, net	11,824	(648)	25,613	(433)
All other expenses, net	6,008	2,196	9,588	4,313
Total costs and expenses	414,863	332,325	790,584	658,198
Income before income taxes and equity method investments	19,574	26,066	10,098	23,512
Income tax provision	7,606	10,416	8,936	17,262
Income of associated companies, net of taxes	(1,587)	(68)	(3,542)	(6,370)
Net income	13,555	15,718	4,704	12,620
Net income attributable to noncontrolling interests in consolidated entities	(513)	(4,465)	(740)	(5,449)
Net income attributable to common unitholders	$13,042	$11,253	$3,964	$7,171

Revenue

Revenue for the three months ended June 30, 2018 increased $76,046, or 21.2%, as compared to the same period last year. Excluding growth from acquisitions of 6.2% and the favorable impact from changes in foreign currency exchange rates of 0.9%, partially offset by a decrease in silver prices in the Diversified Industrial segment of 0.2%, revenue increased by 14.3%. The net revenue increase of 14.3% was due to increases across all of our segments. The acquisition growth was primarily due to the acquisitions of Dunmore Corporation in the U.S. and the share purchase of Dunmore Europe GmbH in Germany (collectively, "Dunmore") (February 2018) and Basin Well Logging Wireline Services, Inc. ("Basin") (May 2017).

Revenue for the six months ended June 30, 2018 increased $118,972, or 17.5%, as compared to the same period last year. Excluding growth from acquisitions of 4.9% and the favorable impact from changes in foreign currency exchange rates of 1.3%, partially offset by a decrease in silver prices in the Diversified Industrial segment of 0.2%, revenue increased by 11.5%. The net revenue increase of 11.5% was due to increases across all of our segments. The acquisition growth was primarily due to the acquisitions of Dunmore and Basin.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2018 increased $51,903, or 21.0%, as compared to the same period last year, due to increases in the Diversified Industrial and Energy segments. The increase in the Diversified Industrial segment in the three months ended June 30, 2018 was primarily due to higher sales volume and the Dunmore acquisition. The increase in the Energy segment was due to the overall revenue increase and the Basin acquisition.

Cost of goods sold for the six months ended June 30, 2018 increased $85,151, or 17.9%, as compared to the same period last year, due to increases in the Diversified Industrial and Energy segments. The increase in the Diversified Industrial segment in the six months ended June 30, 2018 was primarily due to higher sales volume and the Dunmore acquisition. The increase in the Energy segment was due to the overall revenue increase and the Basin acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2018 increased $9,654, or 12.3%, as compared to the same period last year, primarily due to increases from the Diversified Industrial and Financial Services segments. The increase from Diversified Industrial segment was primarily due to higher sales volume, restructuring activities to consolidate certain operations and higher environmental-related costs. The increase in the Financial Services segment was due to higher personnel expenses to support growth initiatives and increasing regulatory compliance.

SG&A for the six months ended June 30, 2018 increased $7,514, or 4.4%, as compared to the same period last year, primarily due to increases from the Diversified Industrial segment and the Financial Services segment, partially offset by a decrease in the Corporate and Other segment. The increase in the Diversified Industrial segment was primarily due to higher sales volume, restructuring activities to consolidate certain operations and higher environmental-related costs. The increase in the Financial Services segment was due to higher personnel expenses to support growth initiatives and increasing regulatory compliance. The decrease in the Corporate and Other segment was primarily due to the non-cash incentive unit expense of approximately $4,900 recorded in the six months ended June 30, 2017, partially offset by a legal settlement recorded in the six months ended June 30, 2018. No comparable non-cash incentive unit expense was recorded in the 2018 period.

Interest Expense

Interest expense for the three months ended June 30, 2018 and 2017 was $9,590 and $4,893, respectively, and was $17,699 and $9,299 for the six months ended June 30, 2018 and 2017, respectively. The higher interest expense for both the three and six months ended June 30, 2018 was primarily due to higher borrowing levels due to the Company's recent acquisitions and interest on SPLP's preferred units, which are classified as liabilities, issued primarily in 2017, as well as higher interest rates.

Realized and Unrealized Losses (Gains) on Securities, Net

Realized and unrealized losses on securities, net, for the three months ended June 30, 2018 were $11,824, as compared to net gains of $648 for the same period of 2017. Realized and unrealized losses on securities, net, for the six months ended June 30, 2018 were $25,613, as compared to net gains of $433 for the same period of 2017. The amounts are not comparable due to the required adoption of a new accounting standard ("ASU 2016-01") on January 1, 2018 that requires equity investments, other than those accounted for under the traditional equity method of accounting, be measured at their fair value with changes in fair value recognized in the consolidated income statements. Prior to January 1, 2018, such changes in fair value were reported in Accumulated other comprehensive income or loss on the consolidated balance sheets.

All Other Expenses, Net

All other expenses, net increased $3,812 in the three months ended June 30, 2018 and increased $5,275 in the six months ended June 30, 2018, as compared to the same periods of last year. These increases were primarily due to higher finance interest expense and higher provisions for loan losses, partially offset by higher income from investments and derivatives recorded in the 2018 periods, as compared to the prior year periods.

Income Taxes

Income tax provisions of $7,606 and $10,416 were recorded for the three months ended June 30, 2018 and 2017, respectively, and tax provisions of $8,936 and $17,262 were recorded for the six months ended June 30, 2018 and 2017, respectively. As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. Provision has been made for federal, state, local or foreign income taxes on the results of operations generated by our consolidated subsidiaries that are taxable entities. The difference between the effective tax rate and statutory federal rate of 21% (35% in 2017) is principally due to changes in certain deferred tax valuation allowances, various permanent differences included in the provisions of our subsidiaries and partnership losses for which no tax benefit has been recorded.

Income of Associated Companies, Net of Taxes

The income of associated companies, net of taxes in the second quarter and first six months of 2018 increased by $1,519 and decreased by $2,828, respectively, as compared to the same periods of 2017. For the details of each of these investments and the related mark-to-market adjustments, see Note 8 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Segment Analysis

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Diversified industrial	$358,398	$303,816	$666,016	$584,030
Energy	47,073	34,035	83,665	61,351
Financial services	28,966	20,540	51,001	36,329
Total	$434,437	$358,391	$800,682	$681,710
Income (loss) before income taxes:
Diversified industrial	$26,810	$21,853	$37,492	$29,799
Energy	849	(1,505)	(4,971)	(9,282)
Financial services	13,080	10,844	21,610	18,467
Corporate and other	(19,578)	(5,058)	(40,491)	(9,102)
Income before income taxes	21,161	26,134	13,640	29,882
Income tax provision	7,606	10,416	8,936	17,262
Net income	$13,555	$15,718	$4,704	$12,620

Diversified Industrial

Net sales for the three months ended June 30, 2018 increased by $54,582, or 18.0%, as compared to the same period in 2017. The change in net sales reflects approximately $17,941 in incremental sales associated with the Dunmore acquisition and $3,341 due to the favorable impact of foreign currency exchange rates, partially offset by a decrease of $871 as a result of lower average silver prices. Excluding the acquisition impact, foreign currency exchange rates and change in silver prices, net sales increased by approximately $34,171 due to increased demand across all of our businesses in the segment, except for the packaging business, which had lower demand from the U.S. foil and Europe lamination sectors during the second quarter of 2018, as compared to the same period of 2017.

Segment operating income for the three months ended June 30, 2018 increased by $4,957, or 22.7%, as compared to the same period last year. The increase was driven by an increase in gross profit from all our businesses in the segment. Gross margin as a percentage of sales declined primarily due to unfavorable product mix from the electrical products business and lower sales volume in the packaging business, partially offset by higher gross profit margin from the rest of the businesses primarily due to higher sales volume and favorable product mix. Excluding the Dunmore acquisition impact, SG&A was higher, driven primarily by higher sales volume, restructuring activities from the electrical products business and higher environmental-related costs for the second quarter of 2018, as compared to the same period of 2017.

Net sales for the six months ended June 30, 2018 increased by $81,986, or 14.0%, as compared to the same period in 2017. The change in net sales reflects approximately $26,855 in incremental sales associated with the Dunmore acquisition and $8,882 due to the favorable impact of foreign currency exchange rates, partially offset by a decrease of $1,592 as a result of lower average silver prices. Excluding the acquisition impact, foreign currency exchange rates and change in silver prices, net sales increased by approximately $47,841 primarily due to higher demand across all of our businesses, except for the packaging business, partially offset by lower volume from our fabricated metal tubing product line for the medical industry, which was divested during January 2017.

Segment operating income for the six months ended June 30, 2018 increased by $7,693, or 25.8%, as compared to the same period last year. The increase was due to an increase in gross profit from all our businesses in the segment. Gross margin as a percentage of sales declined primarily due to higher material and manufacturing costs from the building materials business and unfavorable product mix from the electrical products business. Excluding the Dunmore acquisition impact, SG&A was higher, driven by restructuring activities from the electrical products business, as well as higher environmental-related costs.

Energy

Net revenue for the three months ended June 30, 2018 increased $13,038, or 38.3%, and increased $22,314, or 36.4%, for the six months ended June 30, 2018, as compared to the same periods of 2017, respectively. The increases in net revenue reflect incremental sales of approximately $4,153 and $6,447, respectively, from the Basin acquisition in May 2017, as well as an overall increase in the Company's energy business as the demand for services continued to improve in line with the increase in the North American oil & gas drilling rig count.

Segment operating income for the three months ended June 30, 2018 was $849, as compared to a loss of $1,505 in the same period of 2017, primarily due to higher gross profit, lower SG&A and higher net investment-related income, partially offset by lower income from associated companies. The increase in gross profit was primarily the result of the increase in net revenue recorded in the three months ended June 30, 2018, as compared to the same period last year. The decrease in SG&A was primarily due to a decrease in corporate overhead costs.

Segment operating loss for the six months ended June 30, 2018 decreased $4,311, as compared to the same period of 2017, primarily due to higher gross profit and lower SG&A, partially offset by lower income from associated companies. The increase in gross profit was primarily the result of the increase in net revenue recorded in the six months ended June 30, 2018, as compared to the same period last year. The decrease in SG&A was primarily due to a decrease in corporate overhead costs.

Financial Services

Revenue for the three months ended June 30, 2018 increased $8,426, or 41.0%, and increased $14,672, or 40.4%, in the six months ended June 30, 2018, as compared to the same periods last year. The increases were due to increased volume in lending programs and an increase in interest income due to larger outstanding loan balances.

Segment operating income for the three months ended June 30, 2018 increased $2,236, or 20.6%, as compared to the same period last year. The increase was due to the impact of higher revenue discussed above, partially offset by higher expenses. SG&A increased $1,579, driven by higher personnel expenses to support new initiatives and the continued expansion of WebBank's compliance and oversight group to meet increasing regulatory expectations. In addition, the provision for loan losses increased $3,240 and finance interest expense increased $1,272 for the three months ended June 30, 2018, as compared to the same period last year. The higher provision for loan losses was to support growth of consumer and small business loans held to maturity, and the higher finance interest expense was due to a larger deposit balance to support loan growth and an increase in interest rates.

Segment operating income for the six months ended June 30, 2018 increased $3,143, or 17.0%, as compared to the same period last year. The increase was due to the impact of higher revenue discussed above, partially offset by higher expenses. SG&A increased $3,425, driven by higher personnel expenses to support growth initiatives and the continued expansion of WebBank's compliance and oversight group to meet increasing regulatory expectations. In addition, the provision for loan losses increased $5,935 and finance interest expense increased $2,169 for the six months ended June 30, 2018, as compared to the same period last year. The higher provision for loan losses was to support growth of consumer and small business loans held to maturity, and the higher finance interest expense was due to a larger deposit balance to support loan growth and an increase in interest rates.

Corporate and Other

Segment operating loss increased $14,520 for the three months ended June 30, 2018, as compared to the same period of 2017, as a result of higher losses in the 2018 period of $9,324 from investment activities upon adoption of ASU 2016-01 and higher interest expense of $4,661, primarily due to interest expense recorded on the SPLP preferred units issued in 2017.

Segment operating loss increased $31,389 for the six months ended June 30, 2018, as compared to the same period of 2017, as a result of higher losses in the 2018 period of $26,829 driven by investment activities upon adoption of ASU 2016-01 and higher interest expense of $8,980, primarily due to interest expense recorded on the SPLP preferred units issued in 2017, partially offset by lower SG&A of $2,238 and higher other income of $2,182. The lower SG&A was primarily due to non-cash incentive unit expense of approximately $4,900 recorded in the six months ended June 30, 2017, partially offset by a legal settlement recorded and higher travel activities during the 2018 period. There was no incentive unit expense recorded in the comparable 2018 period.

For additional information on the adoption of ASU 2016-01, see Note 1 - "Nature of the Business and Basis of Presentation - New or Recently Adopted Accounting Pronouncements" and Note 8 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(5,130)	$(66,055)
Net cash used in investing activities	(239,782)	(28,417)
Net cash provided by (used in) financing activities	148,836	(17,245)
Net change for the period	$(96,076)	$(111,717)

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 was $5,130. Net income of $4,704 was impacted by certain non-cash items and a net increase of $82,953 relating to changes in certain operating assets and liabilities. The increase was primarily due to an increase of $48,256 in trade and other receivables due to higher second quarter sales volume, an increase of $22,153 in loans held for sale due to the timing of loan originations, which can vary significantly from period-to-period since these loans are typically sold after origination, as well as the level of activity at WebBank, an increase in inventories of $6,749 to support sales growth in the Diversified Industrial segment and an increase in prepaid expenses and other assets of $9,257, partially offset by a net increase in accounts payable, accrued and other liabilities of $3,462.

Net cash used in operating activities for the six months ended June 30, 2017 was $66,055. Net income of $12,620 was impacted by certain non-cash items and a net increase of $120,845 relating to changes in certain operating assets and liabilities. The increase was primarily due to an increase of $40,464 in trade and other receivables due to the timing of cash receipts, an increase of $57,441 in loans held for sale due to the timing of loan originations and the level of activity at WebBank, an increase in inventories of $11,262 to support sales volume in the Diversified Industrial segment, an increase in prepaid expenses and other assets of $5,725 and a decrease in accounts payable, accrued and other liabilities of $5,953.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $239,782. Significant items included purchases of property, plant and equipment of $21,979, an increase in loan originations, net of collections of $99,015 primarily due to larger outstanding loan balances and net cash paid primarily for the Dunmore acquisition of $67,123, as well as net purchases of investments of $56,013, including the Company's investments in Babcock & Wilcox Enterprises, Inc. shares ("BW"), partially offset by proceeds from the sales of assets of $3,910. The Company's investments in BW shares totaled $76,261 for the six months ended June 30, 2018, including outstanding shares purchased pursuant to BW's rights offering and our related backstop commitment, increasing the Company's ownership in BW to approximately 17.8% of the outstanding shares.

Net cash used in investing activities for the six months ended June 30, 2017 was $28,417. Significant items included purchases of property, plant and equipment of $24,990, an increase in loan originations, net of collections of $25,679 and net cash paid for acquisitions of $2,008, which includes a reduction of the purchase price for a 2016 acquisition, partially offset by proceeds from the sales of assets and divestitures of $22,829 and $1,975, respectively.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 was $148,836. Significant items included a net increase of revolver borrowing of $81,986 primarily due to the Dunmore acquisition and a net increase in deposits of $85,644, partially offset by cash used to finalize the Handy & Harman Ltd. tender offer and purchase of Web Financial Holding Corporation noncontrolling interests of $10,666 and cash used to purchase the Company's common units of $6,660.

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

LIQUIDITY AND CAPITAL RESOURCES

SPLP (excluding its operating subsidiaries, "Holding Company") is a diversified global holding company with assets that principally consist of the stock of its direct subsidiaries, equity method and other investments, and cash and cash equivalents. The Company works with its businesses to enhance liquidity and increase corporate value for all stakeholders by utilizing Steel Partners Operational Excellence programs, the Steel Partners Purchasing Council, Steel Partners Corporate Services, balance sheet improvements, capital allocation policies and growth initiatives. All of the Company's programs are focused on helping SPLP companies strengthen their competitive advantage and increase their profitability, while enabling them to achieve operational excellence and enhanced customer satisfaction.

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

On April 27, 2018, the Company entered into an amendment to the Credit Agreement to allow the Company to increase the maximum aggregate principal amount to $700,000 and increase the defined leverage ratios under the Credit Agreement by 0.25 "turns" for the fiscal quarters ending June 30, 2018, September 30, 2018 and December 31, 2018.

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

As of June 30, 2018, the Company's working capital was $450,042, as compared to working capital of $513,689 as of December 31, 2017. As of June 30, 2018, the availability under the Credit Agreement was approximately $106,600. The Company and its subsidiaries have ongoing commitments, which include funding of the minimum requirements of its subsidiaries' pension plans. The Company expects to have required minimum contributions to its primary pension plans of $19,352 for the remainder of 2018, $34,322, $36,722, $32,322, $33,022 and $44,122 in 2019, 2020, 2021, 2022 and for the five years thereafter, respectively. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. During the first half of 2018, capital expenditures were $21,979, as compared to $24,990 for the same period of 2017. The Company currently expects full year capital expenditures in the range of $45,000 to $56,000 in 2018, as compared to $54,737 in 2017.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $246,189 and $286,454 in cash at the Federal Reserve Bank and in its accounts at its correspondent banks at June 30, 2018 and December 31, 2017, respectively. WebBank had $35,000 and $30,000 in lines of credit from its correspondent banks at June 30, 2018 and December 31, 2017, respectively. WebBank had $62,061 and $59,514 available from the Federal Reserve discount window at June 30, 2018 and December 31, 2017, respectively. WebBank had a total of $343,250 and $375,968 in cash, lines of credit and access to the Federal Reserve Bank discount window at June 30, 2018 and December 31, 2017, respectively, which represents approximately 47.3% and 59.8%, respectively, of WebBank's total assets.

Contractual Commitments and Contingencies

There were no material changes in the Company's contractual obligations at June 30, 2018, as compared to those reported in the Company's annual report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Risk

We have off-balance sheet risk related to certain financial instruments, including forward contracts and undisbursed loan commitments. For additional information regarding these arrangements, refer to Note 10 - "Financial Instruments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2018, as compared to those reported in our 2017 Form 10-K, except for changes made in accordance with the new accounting pronouncements adopted January 1, 2018, as discussed in Note 1 - "Nature of the Business and Basis of Presentation" and Note 2 - "Revenues" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that as of June 30, 2018, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to Company management, including the Principal Executive Officer and the Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

The Company completed the acquisition of Dunmore on February 16, 2018. The Company's management will exclude the operations of Dunmore from its evaluation of, and conclusion on, the effectiveness of management's internal control over financial reporting as of December 31, 2018. This business represents approximately 3.2% of our total assets as of June 30, 2018, and approximately 3.4% of total revenue for the six months then ended. The Company's management will fully integrate the operations of Dunmore into its assessment of the effectiveness of its internal control over financial reporting in 2019.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except for the changes in internal control over financial reporting associated with integrating the acquisition of Dunmore.

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

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as part of Publicly Announced Plans or Programs	Approximate Number of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 through April 30, 2018	—	$—	—	1,506,043
May 1, 2018 through May 31, 2018	—	$—	—	1,506,043
June 1, 2018 through June 30, 2018	179,438	$17.04	179,438	1,326,605
Total	179,438		179,438

Item 6. Exhibits

Exhibit No.	Description
Exhibit 10.1
First Amendment, dated as of April 27, 2018, to the Credit Agreement, dated as of November 14, 2017, by and among Handy & Harman Group Ltd., SPH Group Holdings LLC, Steel Excel Inc., API Americas Inc. and Cedar 2015 Limited as borrowers, PNC Bank, National Association, in its capacity as administrative agent, the lenders party thereto, and certain of the borrowers' affiliates in their capacities as guarantors (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed April 30, 2018)

Exhibit 10.2*	2018 Incentive Award Plan (incorporated by reference to Appendix A to Steel Partners Holdings L.P.'s Schedule 14A, filed April 23, 2018)*

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 7, 2018	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ Douglas B. Woodworth
Douglas B. Woodworth
Chief Financial Officer
(Principal Accounting Officer)