Form 10-Q
period 2018-09-30
STEEL PARTNERS HOLDINGS L.P.
filed 2018-11-01
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Commission File Number: 001-35493

STEEL PARTNERS HOLDINGS L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3727655
(State of Incorporation)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 32nd Floor
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 520-2300
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
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

The number of shares outstanding of the Registrant's common units as of October 31, 2018 was 25,710,261.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(unaudited)
(in thousands, except common units)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$289,016	$418,755
Restricted cash	14,464	15,629
Marketable securities	3,182	58,313
Trade and other receivables - net of allowance for doubtful accounts of $2,794 and $3,633, respectively	227,468	188,487
Receivables from related parties	664	355
Loans receivable, including loans held for sale of $160,513 and $136,773, respectively, net	267,914	182,242
Inventories, net	164,481	142,635
Prepaid expenses and other current assets	31,209	19,597
Assets held for sale	—	2,549
Total current assets	998,398	1,028,562
Long-term loans receivable, net	168,077	87,826
Goodwill	182,940	170,115
Other intangible assets, net	197,918	199,317
Deferred tax assets	105,468	109,011
Other non-current assets	74,822	61,074
Property, plant and equipment, net	296,854	271,991
Long-term investments	289,866	236,144
Total Assets	$2,314,343	$2,164,040
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$118,041	$105,221
Accrued liabilities	86,357	74,118
Financial instruments	14,464	15,629
Deposits	373,795	305,207
Payables to related parties	1,500	1,563
Short-term debt	2,149	1,624
Current portion of long-term debt	810	459
Other current liabilities	15,983	10,602
Liabilities of discontinued operations	450	450
Total current liabilities	613,549	514,873
Long-term deposits	242,303	205,793
Long-term debt	480,322	412,584
Preferred unit liability	179,175	176,512
Accrued pension liabilities	243,578	268,233
Deferred tax liabilities	1,977	3,007
Other non-current liabilities	18,970	16,002
Total Liabilities	1,779,874	1,597,004
Commitments and Contingencies
Capital:
Partners' capital common units: 25,782,401 and 26,348,420 issued and outstanding (after deducting 11,642,144 and 10,868,367 units held in treasury, at cost of $184,496 and $170,858), respectively	732,691	652,270
Accumulated other comprehensive loss	(199,139)	(106,167)
Total Partners' Capital	533,552	546,103
Noncontrolling interests in consolidated entities	917	20,933
Total Capital	534,469	567,036
Total Liabilities and Capital	$2,314,343	$2,164,040

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Diversified industrial net sales	$322,571	$295,485	$988,587	$879,515
Energy net revenue	50,343	37,959	134,008	99,310
Financial services revenue	32,405	21,596	83,406	57,925
Total revenue	405,319	355,040	1,206,001	1,036,750
Costs and expenses:
Cost of goods sold	284,599	247,232	845,718	723,200
Selling, general and administrative expenses	89,135	80,118	265,700	249,169
Finance interest expense	2,889	1,176	6,999	3,117
Provision for loan losses	6,037	3,025	13,060	4,113
Interest expense	10,615	5,147	28,314	14,446
Realized and unrealized losses (gains) on securities, net	22,416	(402)	48,029	(835)
Other (income) expenses, net	(2,686)	258	(4,231)	1,542
Total costs and expenses	413,005	336,554	1,203,589	994,752
(Loss) income before income taxes and equity method investments	(7,686)	18,486	2,412	41,998
Income tax provision	104	9,913	9,040	27,175
Income of associated companies, net of taxes	(1,599)	(2,332)	(5,141)	(8,702)
Net (loss) income	(6,191)	10,905	(1,487)	23,525
Net loss (income) attributable to noncontrolling interests in consolidated entities	96	(3,892)	(644)	(9,341)
Net (loss) income attributable to common unitholders	$(6,095)	$7,013	$(2,131)	$14,184
Net (loss) income per common unit - basic
Net (loss) income attributable to common unitholders	$(0.23)	$0.27	$(0.08)	$0.54
Net (loss) income per common unit - diluted
Net (loss) income attributable to common unitholders	$(0.23)	$0.27	$(0.08)	$0.54
Weighted-average number of common units outstanding - basic	26,020,617	26,016,926	26,143,056	26,066,590
Weighted-average number of common units outstanding - diluted	26,020,617	26,273,846	26,143,056	26,365,999

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(6,191)	$10,905	$(1,487)	$23,525
Other comprehensive income (loss), net of tax:
Gross unrealized gains on securities (a)	—	59,302	—	72,908
Reclassification of unrealized gains on securities (a),(b)	—	(253)	—	(526)
Gross unrealized (losses) gains on derivative financial instruments	(282)	165	18	627
Currency translation adjustments	(110)	2,471	(893)	5,484
Changes in pension liabilities and other post-retirement benefit obligations	—	—	—	97
Other comprehensive (loss) income	(392)	61,685	(875)	78,590
Comprehensive (loss) income	(6,583)	72,590	(2,362)	102,115
Comprehensive loss (income) attributable to noncontrolling interests	91	(4,276)	(630)	(11,181)
Comprehensive (loss) income attributable to common unitholders	$(6,492)	$68,314	$(2,992)	$90,934

Tax (benefit) provision on gross unrealized (losses) gains on securities and derivative financial instruments	$(54)	$(199)	$1	$2,433
Tax benefit on reclassification of unrealized gains on securities	$—	$(149)	$—	$(309)
Tax provision (benefit) on currency translation adjustments	$1	$43	$(18)	$(248)
Tax provision on changes in pension liabilities and other post-retirement benefit obligations	$—	$—	$—	$57

(a)
Effective January 1, 2018 upon adoption of ASU 2016-01, unrealized gains or losses on equity securities are no longer recorded in Other comprehensive income (loss), but are instead recorded in Realized and unrealized losses (gains) on securities, net in the consolidated statement of operations.

(b)
For the three and nine months ended September 30, 2017, unrealized pretax gains of $402 and $835, respectively, were reclassified from Accumulated other comprehensive loss to Realized and unrealized losses (gains) on securities, net in the consolidated statement of operations due to the sale of the related investments.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statement of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance at December 31, 2017	37,216,787	(10,868,367)	$(170,858)	$652,270	$(106,167)	$546,103	$20,933	$567,036
Net (loss) income	—	—	—	(2,131)	—	(2,131)	644	(1,487)
Cumulative effect of adopting ASU 2016-01 relating to net unrealized gains and losses on equity securities (a)	—	—	—	91,078	(91,078)	—	—	—
Cumulative effect of adopting ASC 606 relating to revenue recognition (b)	—	—	—	1,034	—	1,034	—	1,034
Unrealized (losses) gains on derivative financial instruments	—	—	—	—	(8)	(8)	26	18
Currency translation adjustments	—	—	—	—	(853)	(853)	(40)	(893)
Equity compensation - restricted units	22,351	—	—	507	—	507	—	507
Purchases of SPLP common units	—	(773,777)	(13,638)	(13,638)	—	(13,638)	—	(13,638)
Purchases of subsidiary shares from noncontrolling interests	185,407	—	—	3,788	(1,033)	2,755	(20,646)	(17,891)
Other, net	—	—	—	(217)	—	(217)	—	(217)
Balance at September 30, 2018	37,424,545	(11,642,144)	$(184,496)	$732,691	$(199,139)	$533,552	$917	$534,469

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

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(1,487)	$23,525
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for loan losses	13,060	4,113
Income of associated companies, net of taxes	(5,141)	(8,702)
Losses (gains) on securities, net	48,029	(835)
Deferred income taxes	3,375	10,942
Depreciation and amortization	59,932	54,213
Equity-based compensation	507	5,696
Other	3,959	3,460
Net change in operating assets and liabilities:
Trade and other receivables	(28,771)	(30,585)
Inventories	(12,582)	(19,227)
Prepaid expenses and other assets	(10,510)	(7,282)
Accounts payable, accrued and other liabilities	(8,965)	(20,242)
Net increase in loans held for sale	(23,740)	(111,882)
Net cash provided by (used in) operating activities	37,666	(96,806)
Cash flows from investing activities:
Purchases of investments	(131,007)	(30,387)
Proceeds from sales of investments	46,027	14,956
Proceeds from maturities of marketable securities	29,792	12,900
Loan originations, net of collections	(155,244)	(70,860)
Purchases of property, plant and equipment	(33,597)	(37,915)
Proceeds from sales of assets	4,677	26,676
Acquisitions, net of cash acquired	(68,315)	(2,008)
Proceeds from divestitures	—	1,975
Other	695	58
Net cash used in investing activities	(306,972)	(84,605)
Cash flows from financing activities:
Net revolver borrowings (repayments)	67,569	(15,719)
Net repayments of term loans – domestic	(344)	(1,244)
Net repayments of term loans – foreign	(1,027)	(1,217)
Proceeds from equipment lease financing	791	6,812
Purchases of the Company's common units	(13,638)	(2,985)
Purchase of subsidiary shares from noncontrolling interests	(18,068)	(2,086)
Common unit dividend payment	—	(3,923)
Deferred finance charges	(1,054)	—
Net increase in deposits	105,098	47,314
Other	(429)	1,373
Net cash provided by financing activities	138,898	28,325
Net change for the period	(130,408)	(153,086)
Effect of exchange rate changes on cash and cash equivalents	(496)	841
Cash, cash equivalents and restricted cash at beginning of period	434,384	462,768
Cash, cash equivalents and restricted cash at end of period	$303,480	$310,523

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All amounts used in the Notes to Consolidated Financial Statements are in thousands, except common and preferred units, per common and preferred unit, and per share data.

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

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year.

During the first quarter of 2018, the Company corrected an out-of-period misstatement related to the increase in the fair value of the Company's investment in Steel Connect, Inc. ("STCN") preferred stock for the period from December 15, 2017 to December 31, 2017. Had this correction been recorded at December 31, 2017, the Company's investment in STCN preferred stock would have increased to $46,208 at December 31, 2017, with a corresponding $11,208 increase in Income of associated companies, net of tax and Net income to $28,096 and $17,220, respectively. For the nine months ended September 30, 2018, the Company's Income of associated companies, net of taxes and Net loss would have changed to losses of $6,067 and $12,695, respectively.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10), which eliminates the requirement to classify equity securities with readily determinable market values as either available-for-sale or trading securities, and requires that equity investments, other than those accounted for under the traditional equity method of accounting, be measured at their fair value with changes in fair value recognized in net income or loss. In the past, changes in fair value were reported in the Company's consolidated statement of comprehensive income (loss) and in Accumulated other comprehensive income (loss) ("AOCI"). Equity investments that do not have readily determinable market values may be measured at cost under ASU 2016-01, subject to an assessment for impairment. We adopted ASU 2016-01 effective January 1, 2018. Upon adoption, we recorded a cumulative effect reclassification adjustment from AOCI to Partners' capital of $91,078, which represented the accumulated net unrealized gain on equity securities that was held in AOCI as of December 31, 2017. See also Note 12 - "Capital and Accumulated Other Comprehensive Loss." Furthermore, to have a comparable presentation in our prior-period financial statements after adoption of ASU 2016-01 in 2018, we reclassified realized gains of $402 and $835 for the three and nine months ended September 30, 2017, respectively, from Other (income) expenses, net to Realized and unrealized losses (gains) on securities, net in both the consolidated statement of operations and consolidated statement of cash flows for 2017.

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

The Company's implementation plan for the new lease standard includes an information system, and business process and control changes, to accumulate the appropriate data in order to calculate and record the recognition of ROU assets, lease liabilities and the related expense recognition. The Company is creating an inventory of our existing portfolio of leases and continues to review other contracts to determine if they contain leases as defined by Topic 842. Until this effort is completed, the Company cannot determine the effect of the adoption of Topic 842 on our consolidated balance sheet. The Company does not expect that the adoption of Topic 842 will have a material impact on our results of operations or cash flow presentation. The Company will continue to assess any incremental disclosures that will be required in our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This new standard provides guidance on the classification of restricted cash in the statement of cash flows. We adopted ASU 2016-18 effective January 1, 2018. As a result of the adoption of ASU 2016-18, in the consolidated statement of cash flows for the nine months ended September 30, 2017, we reclassified $14,437 of restricted cash.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements. The amendments in ASU 2018-13 are effective for the Company's 2020 fiscal year, except that the standard permits an entity to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until the effective date. Because ASU 2018-13 affects disclosure only, management does not expect that the full adoption of this standard will have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 modifies the disclosure requirements on defined benefit pension and other post-retirement plans. The amendments in ASU 2018-14 are effective for the Company's 2021 fiscal year. Because ASU 2018-14 affects disclosure only, management does not expect that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments in ASU 2018-15 are effective for the Company's 2020 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

2. REVENUES

Adoption of ASC 606, "Revenue from Contracts with Customers"

On January 1, 2018, the Company adopted ASC 606 for all contracts with customers using the modified retrospective transition method. The Company recognized a net increase of $1,034 to Partners' capital due to the cumulative impact of adopting ASC 606. The impact to Partners' capital was primarily related to the timing of when revenue is recognized. While revenue from most contracts will continue to be recognized at a point in time, revenue from other contracts (for example, contracts for sale of custom manufactured goods that do not have an alternative use and for which the Company has an enforceable right to payment) will be recognized over time. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to our net income or loss on an ongoing basis. For the three and nine months ended September 30, 2018, ASC 606 did not have a material impact on the Company's consolidated financial statements, including total revenue.

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

Standalone Selling Price

Generally, the Company's sales contracts with customers contain only one performance obligation. In certain circumstances, contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines the standalone selling price based on the prices charged to similar customers or by using the expected cost plus margin approach. The Company's performance obligations are generally part of contracts with customers that have a duration of less than one year, and therefore, the Company has not provided disclosures with respect to remaining performance obligations.

Practical Expedients and Exemptions

Given the typical duration of the Company's contracts with customers, as noted directly above, is less than one year, in accordance with the standard, the Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within Selling, general and administrative expenses.

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

The following table presents the Company's revenues disaggregated by geography for the three and nine months ended September 30, 2018. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
United States	$353,953	$1,036,473
Foreign (a)	51,366	169,528
Total revenue	$405,319	$1,206,001

(a)	Foreign revenues are primarily related to the Company's API Group plc ("API") business, which is domiciled in the United Kingdom.

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

Diversified Industrial revenues related to product sales are recognized when control of the promised goods is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods. This condition is usually met at a point-in-time when the product has been shipped to the customer, or in certain circumstances when the product has been delivered to the customer, depending on the terms of the contract. However, revenues for certain custom manufactured goods are recognized over time as the customer order is fulfilled (for example, contracts for sale of custom manufactured goods that do not have an alternative use and for which the Company has an enforceable right to payment). Generally, a cost incurred input method is used to determine the timing of revenue recognition for over time arrangements. Service revenues are primarily recognized in the amount to which the entity has a right to invoice.

Certain customers may receive sales incentives, such as right of return, rebates, volume discounts and early payment discounts, which are accounted for as variable consideration. The Company estimates these amounts based on the expected incentive amount to be provided to customers and reduces revenues, and these estimates are typically constrained. The Company adjusts its estimate of revenue at the earlier of when the expected value or most likely amount of consideration we expect to receive changes or when the consideration becomes fixed.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheet. As of September 30, 2018, and January 1, 2018, the Company's return asset account, located in the consolidated balance sheets, was not materially impacted by ASC 606.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheet. The balances of contract assets as of September 30, 2018 and January 1, 2018 were $7,042 and $3,480, respectively.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts which are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. The balances of contract liabilities as of September 30, 2018 and January 1, 2018 were $6,609 and $3,920, respectively. For the three and nine months ended September 30, 2018, the Company recognized revenue of $655 and $3,865, respectively, that was included in the contract liability balance at the date of adoption.

3. ACQUISITIONS

On June 1, 2018, the Company completed the acquisition of PST Group, Inc. ("PST") located in Muskego, Wisconsin for approximately $4,620. PST manufactures precision-engineered threaded components and custom ball screw assemblies, providing linear motion and power transmission solutions across a range of industries. PST is included in the Company's Diversified Industrial segment. The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities.

On February 16, 2018, the Company completed the acquisition of certain assets and liabilities of Dunmore Corporation in the U.S. and the share purchase of Dunmore Europe GmbH in Germany (collectively, "Dunmore") for a purchase price of $69,604, which includes assumed debt and is subject to an earn-out based on future earnings during the period from January 1, 2018 through December 31, 2019, as provided in the purchase agreement. In no case will the purchase price, including the potential earn-out, exceed $80,000. Dunmore is a global provider of specialty coated, laminated and metallized films for the aircraft, spacecraft, photovoltaic, graphic arts, packaging, insulation, surfacing and fashion industries. Dunmore will report into the Company's packaging business in its Diversified Industrial segment. In connection with the Dunmore acquisition, the Company recorded inventories, property, plant and equipment, other intangible assets and goodwill on a preliminary basis, totaling approximately $7,700, $30,600, $19,900 and $11,423, respectively, as well as other assets and liabilities. Other intangible assets consist of customer relationships of $12,600, trade names of $3,300, developed technology of $3,300 and customer order backlog of $700. The expected useful lives are 15 years for customer relationships, indefinite for trade names and 10 years for developed technology. The customer order backlog was amortized based on the expected period over which the orders were fulfilled of four months. The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities.

4. DIVESTITURES

During 2017, API sold two facilities for approximately $12,500 and recorded gains on sale totaling approximately $650, which are recorded in Other (income) expenses, net in the Company's consolidated statements of operations. During 2017, the Company also sold its Micro-Tube Fabricators, Inc. business, which produced precision fabricated tubular components primarily for the medical industry and was included in the Company's Diversified Industrial segment, for approximately $2,500 and recorded a loss on sale of $400, which is also included in Other (income) expenses, net. The sales price was paid $2,000 in cash at closing and a $500 subordinated promissory note, which has been fully collected. In addition, the Company may receive up to $1,000 of additional contingent consideration if certain sales volume milestones are met between the sale date and December 31, 2019. In 2017, the Company earned $755 of additional contingent consideration.

5. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classification of WebBank's loans receivable, including loans held for sale, at September 30, 2018 and December 31, 2017 are as follows:

	Total				Current		Non-current
	September 30, 2018%		December 31, 2017%		September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Loans held for sale	$160,513		$136,773		$160,513	$136,773	$—	$—

Commercial real estate loans	$619	—%	$568	1%	21	20	598	548
Commercial and industrial	119,777	42%	84,726	61%	58,900	28,315	60,877	56,411
Consumer loans	169,058	58%	53,238	38%	62,456	22,371	106,602	30,867
Total loans	289,454	100%	138,532	100%	121,377	50,706	168,077	87,826
Less:
Allowance for loan losses	(13,976)		(5,237)		(13,976)	(5,237)	—	—
Total loans receivable, net	$275,478		$133,295		107,401	45,469	168,077	87,826
Loans receivable, including loans held for sale (a)					$267,914	$182,242	$168,077	$87,826

(a)	The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities.

Commercial and industrial loans include net unaccreted discounts of $422 at September 30, 2018. Consumer loans include unaccreted discounts of $212 at September 30, 2018. Loans with a carrying value of approximately $57,198 and $57,436 were pledged as collateral for potential borrowings at September 30, 2018 and December 31, 2017, respectively. WebBank serviced $3,071 in loans for others at September 30, 2018.

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

6. INVENTORIES, NET

A summary of Inventories, net is as follows:

	September 30, 2018	December 31, 2017
Finished products	$53,279	$49,053
In-process	26,988	25,037
Raw materials	59,901	53,015
Fine and fabricated precious metal in various stages of completion	24,590	16,757
	164,758	143,862
LIFO reserve	(277)	(1,227)
Total	$164,481	$142,635

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, the Company purchases, maintains and utilizes precious metal inventory. The Company records certain precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through Cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

During the third quarter of 2017, the Company began obtaining certain precious metals under a $29,500 fee consignment agreement with the Bank of Nova Scotia ("ScotiaBank"). As of September 30, 2018, the Company had approximately $7,700 of silver under consignment with ScotiaBank, which is recorded at fair value in Inventories, net with a corresponding liability for the same amount included in Accrued liabilities on the Company's consolidated balance sheet. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

	September 30, 2018	December 31, 2017
Supplemental inventory information:
Precious metals stated at LIFO cost	$13,912	$4,897
Precious metals stated under non-LIFO cost methods, primarily at fair value	$10,401	$10,633
Market value per ounce:
Silver	$14.69	$17.01
Gold	$1,187.25	$1,296.50
Palladium	$1,094.00	$1,056.00

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying value of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Corporate and Other	Total
Balance at December 31, 2017
Gross goodwill	$193,530	$65,548	$81	$259,159
Accumulated impairments	(24,254)	(64,790)	—	(89,044)
Net goodwill	169,276	758	81	170,115
Acquisitions (a)	11,423	1,595	—	13,018
Currency translation adjustments	(193)	—	—	(193)
Balance at September 30, 2018
Gross goodwill	204,760	67,143	81	271,984
Accumulated impairments	(24,254)	(64,790)	—	(89,044)
Net goodwill	$180,506	$2,353	$81	$182,940

(a)
Goodwill related to the Dunmore acquisition and purchase price adjustments related to the Company's 2017 acquisition of Basin Well Logging Wireline Services, Inc. See Note 3 - "Acquisitions" for additional information on the Company's 2018 acquisitions.

A summary of Other intangible assets, net is as follows:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$235,458	$97,662	$137,796	$222,277	$80,952	$141,325
Trademarks, trade names and brand names	55,595	17,430	38,165	52,356	14,996	37,360
Developed technology, patents and patent applications	31,704	13,727	17,977	28,239	11,756	16,483
Other	17,345	13,365	3,980	16,131	11,982	4,149
Total	$340,102	$142,184	$197,918	$319,003	$119,686	$199,317

Other intangible assets, net as of September 30, 2018 includes approximately $19,900 in intangible assets, primarily customer relationships, associated with the Dunmore acquisition. These balances, and the related goodwill balance noted above, are subject to adjustment during the finalization of the purchase price allocation for the Dunmore acquisition.

Trademarks with indefinite lives as of September 30, 2018 and December 31, 2017 were $11,320 and $8,020, respectively. Amortization expense related to intangible assets was $7,591 and $7,159 for the three months ended September 30, 2018 and 2017, respectively, and $22,764 and $22,696 for the nine months ended September 30, 2018 and 2017, respectively.

8. INVESTMENTS

Short-Term Investments

Marketable Securities

The Company's short-term investments primarily consist of its marketable securities portfolio. The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investments. The Company's portfolio of marketable securities was as follows:

	September 30, 2018				December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term deposits	$20,009	$—	$—	$20,009	$35,834	$—	$—	$35,834
Mutual funds	—	—	—	—	12,077	4,675	—	16,752
Corporate securities	5,296	145	(2,259)	3,182	32,311	11,893	(2,643)	41,561
Total marketable securities	25,305	145	(2,259)	23,191	80,222	16,568	(2,643)	94,147
Amounts classified as cash equivalents	(20,009)	—	—	(20,009)	(35,834)	—	—	(35,834)
Amounts classified as marketable securities	$5,296	$145	$(2,259)	$3,182	$44,388	$16,568	$(2,643)	$58,313

Proceeds from sales of marketable securities were approximately $0 and $902 in the three months ended September 30, 2018 and 2017, respectively, and were approximately $46,000 and $15,593 in the nine months ended September 30, 2018 and 2017, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, which are reported as a component of Realized and unrealized losses (gains) on securities, net in the Company's consolidated statements of operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross realized gains	$—	$449	$16,090	$545
Gross realized losses	—	(46)	(5,129)	(409)
Realized gains, net	$—	$403	$10,961	$136

Effective January 1, 2018 upon adoption of ASU 2016-01, unrealized gains or losses due to changes in fair value of securities are being accounted for as a component of Realized and unrealized losses (gains) on securities, net in the Company's consolidated statements of operations. Prior to January 1, 2018, changes in fair value were recognized in Partners' capital as Other comprehensive income or loss, except for other-than-temporary impairments, which were reflected as a reduction of cost and charged to the consolidated statements of operations.

The fair value of marketable securities with unrealized losses at September 30, 2018, and the duration of time that such losses had been unrealized, were as follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$678	$(40)	$1,595	$(2,219)	$2,273	$(2,259)
Total	$678	$(40)	$1,595	$(2,219)	$2,273	$(2,259)

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

Long-Term Investments

The following table summarizes the Company's long-term investments as of September 30, 2018 and December 31, 2017. For those investments at fair value, the carrying amount of the investment equals its respective fair value.

	Ownership %		Long-Term Investments Balance		Loss (Income) Recorded in the Consolidated Statements of Operations
					Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	2018	2017	2018	2017
Corporate securities (a),(d)			$176,162	$131,307	$21,638	$—	$45,652	$—
STCN convertible notes (b),(e)			14,703	10,387	—	(97)	42	(441)
STCN preferred stock (c),(e)			45,700	35,000	(2,424)	—	(10,700)	—
STCN warrants (e)			—	—	—	8	—	18
Equity method investments: (e)
Carried at fair value:
STCN common stock	30.3%	30.4%	38,730	45,275	486	(2,561)	5,835	(6,327)
Aviat Networks, Inc. ("Aviat")	12.5%	12.7%	10,824	10,168	131	262	(571)	(2,131)
Other	43.8%	43.8%	1,223	1,223	—	—	—	—
Long-term investments carried at fair value			287,342	233,360
Carried at cost:
Other equity method investments carried at cost (e)			2,524	2,784	209	56	253	179
Total			$289,866	$236,144

(a)	Cost basis totaled $100,379 at September 30, 2018 and $12,250 at December 31, 2017 and gross unrealized gains totaled $75,783 and $119,057 at September 30, 2018 and December 31, 2017, respectively.

(b)
Represents investment in STCN convertible notes. Cost basis totaled $13,262 at September 30, 2018 and $8,903 at December 31, 2017 and gross unrealized gains totaled $1,441 and $1,484 at September 30, 2018 and December 31, 2017, respectively. Changes in fair value are recorded in the Company's consolidated statements of operations as the Company elected the fair value option to account for this investment.

(c)
Represents investment in STCN preferred stock. On December 15, 2017, the Company entered into an agreement pursuant to which STCN issued Series C convertible voting preferred stock for an aggregate purchase consideration of $35,000. Each share of preferred stock can be converted into shares of STCN's common stock at an initial conversion price equal to $1.96 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction, among other things. Changes in fair value are recorded in the Company's consolidated statements of operations as the Company elected the fair value option to account for this investment. The convertible preferred shares, if converted as of September 30, 2018, when combined with the common shares owned by the Company, would result in the Company having a direct interest of approximately 46% of STCN's outstanding shares.

(d)	Loss (income) from these investments is included in Realized and unrealized losses (gains) on securities, net in the consolidated statements of operations.

(e)	Loss (income) from these investments is included in Income of associated companies, net of taxes in the consolidated statements of operations.

The Company's long-term investments (corporate securities) include common shares of Babcock & Wilcox Enterprises, Inc. ("BW"). The Company made investments totaling $76,261 in BW shares during 2018, increasing its ownership in BW to approximately 17.8%.

Equity Method Investments

The Company's investments in associated companies are accounted for under the equity method of accounting. Certain associated companies have a fiscal year end that differs from December 31. Additional information for SPLP's investments in associated companies follows:

Equity Method, Carried At Fair Value:

•
STCN (formerly ModusLink Global Solutions, Inc.) provides supply chain and logistics services to companies in the consumer electronics, communications, computing, medical devices, software and retail industries. STCN also owns IWCO Direct Holdings, Inc. ("IWCO"), a provider of data-driven marketing solutions that offers a full range of services including strategy, creative and production for multichannel marketing campaigns, along with postal logistics strategies for direct mail.

•	Aviat is a global provider of microwave networking solutions.

•	The Other investment represents the Company's investment in a Japanese real estate partnership.

The below summary balance sheet and statement of operations amounts include results for STCN (NASDAQ: STCN) for the nearest practicable corresponding period to the Company's fiscal period. STCN has not yet filed its Annual Report on Form 10-K for the year ended July 31, 2018. As a result of this delay, the financial information included herein is unaudited and subject to change and adjustments, and there can be no assurances that changes will not be made as the audit process is completed.

(Unaudited)	September 30, 2018	December 31, 2017
Summary of balance sheet amounts: (a)
Current assets	$263,530	$257,846
Non-current assets	563,520	23,452
Total assets	$827,050	$281,298

Current liabilities	$290,612	$149,155
Non-current liabilities	393,618	69,172
Total liabilities	684,230	218,327
Contingently redeemable preferred stock	35,192	—
Equity	107,628	62,971
Total liabilities and equity	$827,050	$281,298

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2018	2017	2018	2017
Summary operating results: (a)
Net revenue	$202,236	$99,777	$542,277	$315,293
Gross profit	$37,357	$7,292	$93,312	$27,032
Net (loss) income (b)	$(7,533)	$(9,311)	$47,223	$(17,284)

(a)	The increases in the 2018 amounts, as compared to the 2017 amounts, in the table above are principally due to STCN's acquisition of IWCO.

(b)	Net income in the 2018 nine-month period was favorably impacted by an income tax benefit related to STCN's acquisition of IWCO.

Other Investments

WebBank had $42,649 and $32,816 of held-to-maturity securities at September 30, 2018 and December 31, 2017, respectively. WebBank records these securities at amortized cost, and they are included in Other non-current assets on the Company's consolidated balance sheets. The dollar value of these securities with maturities less than five years is $17,826, after five years through ten years is $22,873 and after ten years is $1,950. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The securities are collateralized by unsecured consumer loans. These securities had an estimated fair value of $42,545 and $32,842 at September 30, 2018 and December 31, 2017, respectively.

9. LONG-TERM DEBT

Debt consists of the following:

	September 30, 2018	December 31, 2017
Short term debt:
Foreign	$2,149	$1,624
Short-term debt	2,149	1,624
Long-term debt:
SPLP revolving facility	474,504	406,981
Other debt - foreign	909	—
Other debt - domestic	5,719	6,062
Subtotal	481,132	413,043
Less portion due within one year	810	459
Long-term debt	480,322	412,584
Total debt	$483,281	$414,667

On November 14, 2017, SPH Group Holdings LLC, Steel Excel Inc. ("Steel Excel"), API Americas Inc., Handy & Harman Group Ltd. and Cedar 2015 Limited (collectively, the "Borrowers"), each a direct or indirect subsidiary of the Company, entered into a credit agreement ("Credit Agreement") that consolidated a number of the Company's existing credit facilities into one combined, revolving credit facility covering substantially all of the Company's subsidiaries, with the exception of WebBank. The Credit Agreement provided for a revolving credit facility in an aggregate principal amount not to exceed $600,000, including a $55,000 subfacility for swing line loans and a $50,000 subfacility for standby letters of credit. The Credit Agreement also permits the Borrowers, under certain circumstances, to increase the aggregate principal amount of revolving credit commitments under the Credit Agreement by up to $150,000. Borrowings under the Credit Agreement bear interest, at the Borrower's option, at annual rates of either the Base Rate or the Euro-Rate, as defined, plus an applicable margin as set forth in the Credit Agreement (1.25% and 2.25%, respectively, for Base Rate and Euro-Rate borrowings at September 30, 2018), and the Credit Agreement provides for a commitment fee to be paid on unused borrowings. The weighted average interest rate on the Credit Agreement was 4.40% at September 30, 2018. At September 30, 2018, letters of credit totaling $11,195 had been issued under the Credit Agreement, including $3,751 of the letters of credit guaranteeing various insurance activities, and $7,444 for environmental and other matters. The Credit Agreement permits SPLP, the parent, to fund the dividends on its preferred units and its routine corporate expenses. The Company's total availability under the Credit Agreement, which is based upon earnings and certain covenants as described in the Credit Agreement, was approximately $73,300 as of September 30, 2018.

On April 27, 2018, the Company entered into an amendment to the Credit Agreement to allow the Company to (i) exercise certain subscription rights in BW common shares, (ii) increase the maximum aggregate principal amount to $700,000, (iii) increase the defined leverage ratios under the Credit Agreement by 0.25 "turns" for the fiscal quarters ending June 30, 2018, September 30, 2018 and December 31, 2018, and (v) make certain administrative changes.

The Credit Agreement will expire with all amounts outstanding due and payable, on November 14, 2022. The Credit Agreement is guaranteed by substantially all existing and thereafter acquired assets of the Borrowers and the Guarantors, as defined in the agreement, and a pledge of all of the issued and outstanding shares of capital stock of each of the Borrowers' and Guarantors' subsidiaries, and is fully guaranteed by the Guarantors. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, as defined. The Company was in compliance with all financial covenants at September 30, 2018.

10. FINANCIAL INSTRUMENTS

At September 30, 2018 and December 31, 2017, financial instrument liabilities and related restricted cash consisted of $14,464 and $15,629, respectively, related to short sales of corporate securities. Year-to-date activity is summarized below for financial instrument liabilities and related restricted cash:

	September 30,
	2018	2017
Balance, beginning of period	$15,629	$12,640
Settlement of short sales of corporate securities	(3,100)	(69)
Short sales of corporate securities	26	129
Net investment losses	1,909	1,737
Balance, end of period	$14,464	$14,437

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

Foreign Currency Forward Contracts

API enters into foreign currency forward contracts to hedge certain of its receivables and payables denominated in other currencies. In addition, API enters into foreign currency forward contracts to hedge the value of certain of its future sales denominated in Euros and the value of certain of its future purchases denominated in USD. These hedges have settlement dates ranging through December 2019 at September 30, 2018. The forward contracts that are used to hedge the risk of foreign exchange movement on its receivables and payables are accounted for as fair value hedges. At September 30, 2018, there were contracts in place to buy Sterling and sell Euros in the amount of €9,500. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net change in fair value of the derivative assets and liabilities are recognized in the Company's consolidated statements of operations. The forward contracts that are used to hedge the value of API's future sales and purchases are accounted for as cash flow hedges. At September 30, 2018, there were contracts in place to hedge the value of future sales denominated in Euros in the amount of €25,200 and the value of future purchases denominated in USD in the amount of $6,000. These hedges are fully effective, and accordingly, the changes in fair value are recorded in AOCI, and at maturity, any gain or loss on the forward contract is reclassified from AOCI into the Company's consolidated statements of operations.

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets at September 30, 2018 and are classified within Level 3 in the fair value hierarchy (see Note 15 - "Fair Value Measurements"). At September 30, 2018, outstanding derivatives mature within 3 to 5 years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

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

As of September 30, 2018, the Company had the following outstanding forward contracts with settlement dates through October 2018. There were no futures contracts outstanding at September 30, 2018.

Commodity	Amount	Notional Value
Silver	351,760 ounces	$5,039
Gold	3,902 ounces	$4,630
Palladium	678 ounces	$730
Copper	225,000 pounds	$637
Tin	35 metric tons	$665

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

Economic Hedges. The remaining outstanding forward contracts for silver, and all the contracts for gold, palladium and tin, are accounted for as economic hedges. As these derivatives are not designated as accounting hedges, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market, and both realized and unrealized gains and losses are recorded in current period earnings in the Company's consolidated statements of operations. The economic hedges are associated primarily with the Company's precious metal inventory valued using the LIFO method.

The forward contracts were made with a counterparty rated Aa2 by Moody's. Accordingly, the Company has determined that there is minimal credit risk of default. The Company estimates the fair value of its derivative contracts through the use of market quotes or with the assistance of brokers when market information is not available. The Company maintains collateral on account with the third-party broker which varies in amount depending on the value of open contracts.

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets and the effect of derivative instruments in the Company's consolidated statements of operations are shown in the following tables:

Derivative	Balance Sheet Location	September 30, 2018	December 31, 2017
Commodity contracts (a),(b)	Prepaid expenses and other current assets/(Accrued liabilities)	$4	$(49)
Commodity contracts (c)	Accrued liabilities	(139)	(78)
Foreign exchange forward contracts (a),(d)	(Accrued liabilities)/Prepaid expenses and other current assets	(25)	166
Foreign exchange forward contracts (a),(b)	Accrued liabilities	(47)	(188)
Economic interests in loans (c)	Other non-current assets	16,640	13,126
Call options	Other current liabilities	—	(258)
Put options	Prepaid expenses and other current assets	—	3
Total derivatives		$16,433	$12,722

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Derivative	Statement of Operations Location	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Commodity contracts (a),(b)	Cost of goods sold	$70	$(123)	$221	$(302)
Commodity contracts (c)	Cost of goods sold	52	(39)	(10)	25
Commodity contracts (c)	Other income (expenses), net	552	18	1,054	(57)
Foreign exchange forward contracts (a),(d)	Revenue	71	(427)	128	(1,223)
Foreign exchange forward contracts (a),(b)	Other income (expenses), net	(22)	(22)	(36)	(253)
Economic interests in loans (c)	Revenue	3,676	3,384	11,040	8,902
Call options	Other income (expenses), net	—	(79)	250	(7)
Put options	Other income (expenses), net	—	(196)	(3)	(717)
Total derivatives		$4,399	$2,516	$12,644	$6,368

(a)	Designated as hedging instruments.

(b)	Fair value hedge.

(c)	Economic hedge.

(d)	Cash flow hedge.

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

At September 30, 2018 and December 31, 2017, WebBank's undisbursed loan commitments under these instruments totaled $155,398 and $148,529, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

WebBank estimates an allowance for potential losses on off-balance sheet contingent credit exposures related to the guaranteed amount of its Small Business Administration ("SBA") and United States Department of Agriculture ("USDA") loans and whether or not the SBA/USDA honors the guarantee. WebBank determines the allowance for these contingent credit exposures based on historical experience and portfolio analysis. The allowance is included in Other non-current liabilities on the Company's consolidated balance sheets, with any related increases or decreases in the reserve included in the Company's consolidated statements of operations. The allowance was $188 at both September 30, 2018 and December 31, 2017.

11. PENSION BENEFIT PLANS

Handy & Harman Ltd. ("HNH") maintains several qualified and non-qualified pension plans and other post-retirement benefit plans. API maintains a pension plan in the United Kingdom and a pension plan in the U.S. which is not significant. The Company's other pension and post-retirement benefit plans are not significant individually or in the aggregate. The following table presents the components of pension expense for HNH's and API's significant pension plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest cost	$5,158	$5,594	$15,887	$16,529
Expected return on plan assets	(6,965)	(7,267)	(20,992)	(19,590)
Amortization of actuarial loss	2,116	2,346	7,194	6,921
Total	$309	$673	$2,089	$3,860

Pension expense is included in Selling, general and administrative expenses in the consolidated statements of operations for all periods presented. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. Required minimum pension contributions are as follows:

•	HNH expects to contribute approximately $5,800 for the remainder of 2018, and $33,400, $36,300, $31,800, $32,100 and $33,600 in 2019, 2020, 2021, 2022 and for the five years thereafter, respectively.

•	API expects to contribute approximately $93 for the remainder of 2018, and $922 in each year 2019, 2020, 2021, 2022 and 2023.

12. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of September 30, 2018, the Company had 25,782,401 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

In December 2016, the Board of Directors of SPH GP approved the repurchase of up to an aggregate of 2,000,000 of the Company's common units. In November 2018, the Board of Directors approved the repurchase of up to an additional 1,000,000 of the Company's common units (collectively, with the December 2016 approval, "Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. During the first nine months of 2018, the Company purchased 773,777 units for an aggregate price of approximately $13,638.

Incentive Award Plan

On May 24, 2018, the Company's unitholders approved the adoption of the Company's 2018 Incentive Award Plan ("2018 Plan"). The 2018 Plan provides equity-based compensation through the grant of options to purchase the Company's limited partnership ("LP") units, unit appreciation rights, restricted units, phantom units, substitute awards, performance awards, other unit-based awards, and includes, as appropriate, any tandem distribution equivalent rights granted with respect to an award. The 2018 Plan allows for issuance of up to 500,000 LP units. As of September 30, 2018, no awards had been granted under the 2018 Plan.

Preferred Units

The 6.0% Series A preferred units, no par value ("SPLP Preferred Units"), which were issued in connection with the Steel Excel, HNH and WebFinancial Holding Corporation ("WFHC") transactions discussed below, entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared cash distributions of approximately $8,800 and $2,300 to preferred unitholders for the nine months ended September 30, 2018 and 2017, respectively. The SPLP Preferred Units have a term of nine years and are redeemable at any time at the Company's option at the $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption. In addition, the holders can require the Company to repurchase up to 1,600,000 of the SPLP Preferred Units, in cash on a pro rata basis, on the third anniversary of the original issuance date of February 7, 2017, reduced by any preferred units called for redemption by the Company, in cash on a pro rata basis, prior to that time.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as a non-current liability, including accrued interest expense, on the Company's consolidated balance sheets as of September 30, 2018 and December 31, 2017 because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as a liability, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statement of operations. As of September 30, 2018, there were 7,927,288 SPLP Preferred Units outstanding.

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

WFHC Transactions

During 2018, the Company entered into purchase agreements with minority stockholders of its subsidiary, WFHC, pursuant to which the Company purchased shares of common and preferred stock of WFHC in exchange for aggregate consideration totaling approximately $20,680, comprised of cash of $13,708, 185,407 common units of SPLP and 186,271 SPLP Preferred Units. As a result of these transactions, the Company now owns 100% of WFHC.

For each of the Steel Excel, HNH and WFHC transactions described above, in accordance with the accounting standard on consolidation, changes in a parent's ownership interest where the parent retains a controlling financial interest in its subsidiary were accounted for as equity transactions. The carrying amount of the acquired noncontrolling interests were eliminated to reflect the change in SPLP's ownership interest in each subsidiary, and the difference between the fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted was recognized in Partners' capital.

Accumulated Other Comprehensive Loss

Changes, net of tax, in Accumulated other comprehensive loss are as follows:

	Nine Months Ended September 30, 2018
	Unrealized gain on available-for-sale securities	Unrealized loss on derivative financial instruments	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at beginning of period	$91,078	$(1,901)	$(18,259)	$(177,085)	$(106,167)
Net other comprehensive loss attributable to common unitholders (a),(b)	—	(8)	(853)	—	(861)
Cumulative effect of adopting ASU 2016-01 relating to net unrealized gains and losses on equity securities (c)	(91,078)	—	—	—	(91,078)
Acquisition of AOCI from noncontrolling interests	—	(130)	(524)	(379)	(1,033)
Balance at end of period	$—	$(2,039)	$(19,636)	$(177,464)	$(199,139)

(a)	Net of a tax benefit of approximately $17.

(b)	Does not include the net unrealized gain on derivative financial instruments of $26 and cumulative translation adjustment of $(40) which are attributable to noncontrolling interests.

(c)
Effective January 1, 2018 upon adoption of ASU 2016-01, a cumulative effect reclassification adjustment was made to remove the net unrealized gains and losses on equity securities from Accumulated other comprehensive loss and reclassify them to Partners' capital.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP, which are determined as of the last day of each fiscal year. If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company records a negative incentive unit expense in the quarter when such over-accrual is determined. The expense is recorded in Selling, general and administrative expenses in the Company's consolidated statements of operations. The Company recorded $0 and a reduction of $1,000 in incentive unit expense in the three months ended September 30, 2018 and 2017, respectively, and $0 and $3,930 for the nine months ended September 30, 2018 and 2017, respectively.

13. INCOME TAXES

The Company recorded tax provisions of $104 and $9,913 for the three months ended September 30, 2018 and 2017, respectively, and $9,040 and $27,175 for the nine months ended September 30, 2018 and 2017, respectively. The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries that are taxable entities. The consolidated subsidiaries' effective tax rates for the nine months ended September 30, 2018 were reduced as compared to the same period of 2017 because of the lower U.S. federal income tax rates enacted in December 2017 under the TCJA. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of the deferred tax assets will not be realized in future periods. There were no significant changes in deferred tax valuation allowances during the nine months ended September 30, 2018 or 2017.

The TCJA includes a transition tax on the deemed distribution of previously untaxed accumulated and current earnings and profits ("E&P") of certain foreign subsidiaries. For the year ended December 31, 2017, the Company recorded a provisional amount for the one-time mandatory repatriation tax liability of $2,165. The repatriation tax liability is based upon the total post-1986 E&P and non-U.S. income taxes paid on such earnings for these foreign subsidiaries. Further, the transition tax is based on the amount of those earnings that are held in cash and other specified illiquid assets. U.S. GAAP and the Securities and Exchange Commission allow for a measurement period not to exceed one year from the enactment date of the TCJA in order for companies to complete their accounting for the effects of the TCJA. During the three months ended September 30, 2018, the Company finalized its calculation of the repatriation tax, and recorded a decrease of approximately $1,975 in the provisional liability that it had previously recorded.

14. NET (LOSS) INCOME PER COMMON UNIT

The following data was used in computing net (loss) income per common unit shown in the Company's consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(6,191)	$10,905	$(1,487)	$23,525
Net loss (income) attributable to noncontrolling interests in consolidated entities	96	(3,892)	(644)	(9,341)
Net (loss) income attributable to common unitholders	$(6,095)	$7,013	$(2,131)	$14,184
Net (loss) income per common unit – basic
Net (loss) income attributable to common unitholders	$(0.23)	$0.27	$(0.08)	$0.54
Net (loss) income per common unit – diluted
Net (loss) income attributable to common unitholders	$(0.23)	$0.27	$(0.08)	$0.54
Denominator for net (loss) income per common unit - basic	26,020,617	26,016,926	26,143,056	26,066,590
Effect of dilutive securities:
Incentive units	—	214,179	—	256,116
Unvested restricted common units	—	42,741	—	43,293
Denominator for net (loss) income per common unit - diluted(a)	26,020,617	26,273,846	26,143,056	26,365,999

(a)
For the three and nine months ended September 30, 2018, the diluted per unit calculation does not include 25,619 and 31,402 unvested restricted common units, respectively, and 11,867,198 and 11,390,991 of SPLP Preferred Units, respectively, since the impact would have been anti-dilutive. For the three and nine months ended September 30, 2017, the diluted per unit calculation does not include 3,460,643 and 2,928,579 of SPLP Preferred Units, respectively, since the impact would have been anti-dilutive.

15. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of September 30, 2018 and December 31, 2017 are summarized by type of inputs applicable to the fair value measurements as follows:

September 30, 2018	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$2,027	$1,155	$—	$3,182
Long-term investments (a)	225,716	14,703	46,923	287,342
Investments in certain funds	—	—	469	469
Precious metal and commodity inventories recorded at fair value	11,130	—	—	11,130
Economic interests in loans	—	—	16,640	16,640
Warrants	—	—	254	254
Investment in private company	—	—	250	250
Commodity contracts on precious metal and commodity inventories	—	4	—	4
Foreign currency forward exchange contracts	—	212	—	212
Total	$238,873	$16,074	$64,536	$319,483

Liabilities:
Financial instrument obligations	$14,464	$—	$—	$14,464
Commodity contracts on precious metal and commodity inventories	—	139	—	139
Foreign currency forward exchange contracts	—	284	—	284
Total	$14,464	$423	$—	$14,887

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$44,371	$1,988	$11,954	$58,313
Long-term investments (a)	186,750	10,387	36,223	233,360
Investments in certain funds	—	—	407	407
Precious metal and commodity inventories recorded at fair value	10,993	—	—	10,993
Economic interests in loans	—	—	13,126	13,126
Foreign currency forward exchange contracts	—	166	—	166
Warrants	—	—	206	206
Long put options	3	—	—	3
Total	$242,117	$12,541	$61,916	$316,574

Liabilities:
Financial instrument obligations	$15,629	$—	$—	$15,629
Commodity contracts on precious metal and commodity inventories	—	127	—	127
Foreign currency forward exchange contracts	—	188	—	188
Short call options	258	—	—	258
Total	$15,887	$315	$—	$16,202

(a)	For additional detail of the marketable securities and long-term investments see Note 8 - "Investments."

There were no transfers of securities among the various measurement input levels during the nine months ended September 30, 2018.

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

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long-Term Investments
	Investments in Associated Companies (a)	STCN Warrants (a)	Marketable Securities and Other (b)	Total
Assets
Balance at June 30, 2017	$1,223	$9	$23,189	$24,421
Sales and cash collections	—	—	(2,180)	(2,180)
Realized gains on sale	—	—	236	236
Unrealized gains	—	—	2,891	2,891
Unrealized losses	—	(8)	—	(8)
Balance at September 30, 2017	$1,223	$1	$24,136	$25,360

Balance at June 30, 2018	$44,499	$—	$16,668	$61,167
Sales and cash collections	—	—	(2,718)	(2,718)
Unrealized gains	2,424	—	3,663	6,087
Balance at September 30, 2018	$46,923	$—	$17,613	$64,536

	Long-Term Investments
	Investments in Associated Companies (a)	STCN Warrants (a)	Marketable Securities and Other (b)	Total
Assets
Balance at December 31, 2016	$1,223	$19	$30,789	$32,031
Sales and cash collections	—	—	(17,159)	(17,159)
Realized gains on sale	—	—	309	309
Unrealized gains	—	—	10,197	10,197
Unrealized losses	—	(18)	—	(18)
Balance at September 30, 2017	$1,223	$1	$24,136	$25,360

Balance at December 31, 2017	$36,223	$—	$25,693	$61,916
Purchases	—	—	250	250
Sales and cash collections	—	—	(20,096)	(20,096)
Realized gains on sale	—	—	11,584	11,584
Unrealized gains	10,700	—	3,895	14,595
Unrealized losses	—	—	(3,713)	(3,713)
Balance at September 30, 2018	$46,923	$—	$17,613	$64,536

(a)	Unrealized gains and losses are recorded in Income of associated companies, net of taxes in the Company's consolidated statements of operations.

(b)	Realized and unrealized gains and losses on sale are recorded in Realized and unrealized losses (gains) on securities, net or Revenue in the Company's consolidated statements of operations.

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

The environmental claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues costs associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of September 30, 2018, on a consolidated basis, the Company has recorded liabilities of $14,453 in Accrued liabilities on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

Environmental Matters

Certain HNH subsidiaries have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH recorded current liabilities of approximately $12,704 related to estimated environmental remediation costs as of September 30, 2018. HNH may have insurance coverage available for certain of these matters.

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

The sites where certain HNH subsidiaries have environmental liabilities include the following:

HNH has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that HNH sold in 2003 ("Sold Parcel") and an adjacent parcel ("Adjacent Parcel") that together comprise the site of a former HNH manufacturing facility. The remaining remediation, monitoring and regulatory administrative costs for the Sold Parcel are expected to approximate $100. With respect to the Adjacent Parcel, an ecological risk assessment has been completed and the results, along with proposed clean up goals, were submitted in the second quarter of 2016 to the CTDEEP for their review and approval. The next phase will be a physical investigation of the upland portion of the parcel. An upland work plan was submitted in the third quarter of 2017 to the CTDEEP and was approved in March 2018. That investigation work started in the second quarter of 2018 and will continue into the fourth quarter of 2018. Additional investigatory work could be required dependent upon CTDEEP requirements. Investigation of the wetlands portion is also expected to start in the fourth quarter of 2018, pending regulatory approvals and setting goals for the entire parcel. The total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time. Based on the current stage of the investigation at this time, the Company estimates that it is reasonably possible that it may incur aggregate losses over a period of several years, above its accrued liability, in a range of $2,000 to $6,000. Due to the uncertainties, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of HNH, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. HHEM is actively remediating the property and is continuing to investigate effective methods for achieving compliance with the ACO. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the timing and ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and HNH, all after having the first $1,000 paid by the former owner/operator. As of September 30, 2018, total investigation and remediation costs of approximately $7,000 and $2,200 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM has been reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. While the primary insurance reimbursement ceased, HHEM believes that there is additional excess insurance coverage, which it is currently pursuing. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. A reserve of approximately $1,700 has been established for HHEM's expected 25% share of anticipated costs at this site. However, the final costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM, HNH or the Company.

HNH's subsidiary, SL Industries, Inc. ("SLI"), may incur environmental costs in the future as a result of the past activities of its former subsidiary, SL Surface Technologies, Inc. ("SurfTech"), at sites located in Pennsauken, New Jersey ("Pennsauken Site"), in Camden, New Jersey and at its former subsidiary, SGL Printed Circuits in Wayne, New Jersey. At the Pennsauken Site, SLI reached an agreement with both the U.S. Department of Justice and the U.S. Environmental Protection Agency ("EPA") related to its liability and entered into a Consent Decree which governs the agreement. SLI agreed to perform remediation of the SurfTech site, which is complete, and to pay a fixed sum for the EPA's past oversight costs, which has been paid. Separate from the Consent Decree with the United States, in December 2012, the NJDEP made a settlement demand of $1,800 for past and future cleanup and removal costs and natural resource damages ("NRD"). Although SLI and its counsel believe that it has meritorious defenses to any claim for reimbursement of past cost and NRD damages, to avoid the time and expense of litigating the matter, SLI offered to pay approximately $300 to fully resolve the claim presented by the State of New Jersey. This offer was rejected. On September 18, 2017, the Company received another letter from the Office of the Attorney General for the State of New Jersey ("New Jersey AG") wherein the New Jersey AG reiterated NJDEP's original settlement demand of $1,800. In November 2017, the NJDEP indicated that in addition to the original settlement demand, SLI would be responsible to the NJDEP for its 10% cost payments to the EPA for the on-going remediation of the impacted groundwater aquifers. There have been no additional discussions or communications with the NJDEP. SLI believes it has defenses to the various claims and intends to assert all legal and procedural defenses available to it. Although the final scope and cost of this claim cannot be estimated at this time, we estimate that it is reasonably possible that we may incur an aggregate loss, above our current accrued liability for this site, in a range of $300 to $1,800. There can be no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

SLI reported soil contamination and a groundwater contamination in 2003 from the SurfTech site located in Camden, New Jersey. Substantial investigation and remediation work has been completed under the direction of the Licensed Site Remediation Professional ("LSRP") for the site. Additional remediation is expected to be initiated during the fourth quarter of 2018 and continuing into the first quarter of 2019 and post-remediation groundwater monitoring conducted thereafter. A full-scale groundwater bioremediation is expected to be implemented during the first quarter of 2019 following the remediation mentioned above. A reserve of $2,700 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

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

BNS LLC, a wholly-owned subsidiary of the BNS Holdings Liquidating Trust, has been named as a PRP at one previously disclosed site. Based upon information currently available, BNS Holdings Liquidating Trust does not expect that its environmental costs or that the resolution of this environmental matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company, and although there can be no such assurances to this effect, the Company will provide further updates as to this site only if that assessment changes.

Litigation Matters

On December 8, 2017, a putative stockholder class action, captioned Sciabacucchi v. DeMarco, et al., was filed in the Court of Chancery of the State of Delaware by a purported former stockholder of HNH challenging the Company's acquisition, through a subsidiary, of all of the outstanding shares of common stock of HNH not already owned by the Company or any of its affiliates. On June 15, 2018, this action was consolidated with a second putative stockholder class action filed April 30, 2018, and captioned John Levin v. DeMarco, et al. The consolidated action names as defendants the former members of the HNH board of directors, the Company and SPH GP, and alleges, among other things, that the defendants breached their fiduciary duties to the former public stockholders of HNH in connection with the aforementioned acquisition. The complaint seeks, among other relief, unspecified monetary damages, attorneys' fees and costs. On July 5, 2018, the Court granted plaintiff's motion for class certification. The Company believes that the claims asserted in this action have no merit and intends to vigorously defend against them; however, the outcome of this matter is uncertain.

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through September 30, 2018. In many cases these claims involved more than 100 defendants. Of the claims settled, the average settlement was less than $3. There remained approximately 30 pending asbestos claims as of September 30, 2018. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail.

BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of both September 30, 2018 and December 31, 2017, BNS Sub has accrued $1,349 relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $2,057 and $2,234 for the three months ended September 30, 2018 and 2017, respectively, and $6,118 and $6,500 for the nine months ended September 30, 2018 and 2017, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Unpaid amounts for the management fees included in Payables to related parties on the Company's consolidated balance sheets were $57 and $487 at September 30, 2018 and December 31, 2017, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $1,545 and $2,055 for the three months ended September 30, 2018 and 2017, respectively, and $4,532 and $3,915 for the nine months ended September 30, 2018 and 2017, respectively. Unpaid amounts for reimbursable expenses were approximately $1,159 and $881 at September 30, 2018 and December 31, 2017, respectively, and are included in Payables to related parties on the Company's consolidated balance sheets.

Corporate Services

The Company's subsidiary, Steel Services Ltd ("Steel Services"), through management services agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. In addition to its servicing agreements with

SPLP and its consolidated subsidiaries, which are eliminated in consolidation, Steel Services has management services agreements with other companies considered to be related parties, including J. Howard Inc., Steel Partners, Ltd. and affiliates, iGo, Inc., STCN and Aerojet Rocketdyne Holdings, Inc. In total, Steel Services will charge approximately $2,720 annually to these companies. All amounts billed under these service agreements are classified as a reduction of Selling, general and administrative expenses.

Mutual Securities, Inc.

Pursuant to the Management Agreement, the Manager is responsible for selecting executing brokers. Securities transactions for SPLP are allocated to brokers on the basis of reliability, and best price and execution. The Manager has selected Mutual Securities, Inc. as an introducing broker and may direct a substantial portion of the managed entities' trades to such firm, among others. An officer of the Manager and SPH GP is affiliated with Mutual Securities, Inc. The commissions paid by SPLP to Mutual Securities, Inc. were not significant in any period.

Other

At September 30, 2018 and December 31, 2017, several related parties and consolidated subsidiaries had deposits totaling $1,665 and $2,438, respectively, at WebBank. Approximately $617 and $357 of these deposits, including interest which was not significant, have been eliminated in consolidation as of September 30, 2018 and December 31, 2017, respectively.

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

Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $3,300, $2,100 and $1,175, respectively, for the three months ended September 30, 2018 and $3,000, $2,000 and $1,175, respectively, for the three months ended September 30, 2017. Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $10,000, $6,300 and $3,525, respectively, for the nine months ended September 30, 2018 and $9,000, $6,000 and $3,525, respectively, for the nine months ended September 30, 2017. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

Segment information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Diversified industrial	$322,571	$295,485	$988,587	$879,515
Energy	50,343	37,959	134,008	99,310
Financial services	32,405	21,596	83,406	57,925
Total	$405,319	$355,040	$1,206,001	$1,036,750
Income (loss) before income taxes:
Diversified industrial	$10,768	$17,189	$48,260	$46,988
Energy	292	(3,677)	(4,679)	(12,959)
Financial services	13,923	9,669	35,533	28,136
Corporate and other	(31,070)	(2,363)	(71,561)	(11,465)
(Loss) income before income taxes	(6,087)	20,818	7,553	50,700
Income tax provision	104	9,913	9,040	27,175
Net (loss) income	$(6,191)	$10,905	$(1,487)	$23,525
(Loss) income of associated companies, net of taxes:
Energy	$(339)	$(318)	$319	$1,952
Corporate and other	1,938	2,650	4,822	6,750
Total	$1,599	$2,332	$5,141	$8,702
Segment depreciation and amortization:
Diversified industrial	$16,370	$12,615	$44,320	$38,114
Energy	5,107	5,782	15,212	15,753
Financial services	102	72	303	212
Corporate and other	32	36	97	134
Total depreciation and amortization	$21,611	$18,505	$59,932	$54,213

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018
Total Capital
(to risk-weighted assets)	$135,861	22.90%	$47,372	8.00%	$58,475	9.88%	$59,215	10.00%
Tier 1 Capital
(to risk-weighted assets)	$128,376	21.70%	$35,529	6.00%	$46,632	7.88%	$47,372	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$128,376	21.70%	$26,647	4.50%	$37,750	6.38%	$38,490	6.50%
Tier 1 Capital
(to average assets)	$128,376	17.60%	$29,148	4.00%	n/a	n/a	$36,435	5.00%

As of December 31, 2017
Total Capital
(to risk-weighted assets)	$111,102	28.90%	$30,710	8.00%	$35,509	9.25%	$38,388	10.00%
Tier 1 Capital
(to risk-weighted assets)	$106,296	27.70%	$23,033	6.00%	$27,831	7.25%	$30,710	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$106,296	27.70%	$17,275	4.50%	$22,073	5.75%	$24,952	6.50%
Tier 1 Capital
(to average assets)	$106,296	19.00%	$22,398	4.00%	n/a	n/a	$27,998	5.00%

20. SUPPLEMENTAL CASH FLOW INFORMATION

The amount of Cash, cash equivalents and restricted cash as of September 30, 2018 and 2017 in the consolidated statements of cash flows is reconciled to the Company's consolidated balance sheets as follows:

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents	$289,016	$296,086
Restricted cash	14,464	14,437
Total cash, cash equivalents and restricted cash	$303,480	$310,523

A summary of supplemental cash flow information for each of the nine-month periods ending September 30, 2018 and 2017 is presented in the following table:

	Nine Months Ended September 30,
	2018	2017
Cash paid during the period for:
Interest	$30,051	$16,170
Taxes	$5,232	$16,707
Non-cash investing and financing activities:
Exchange of debt securities for equity securities	$—	$3,317
Contingent purchase price (future earn-out) associated with the Dunmore acquisition	$3,800	$—
Issuance of SPLP Common Units to purchase subsidiary shares from noncontrolling interests	$3,159	$—
Issuance of SPLP Preferred Units to purchase subsidiary shares from noncontrolling interests	$3,812	$63,503

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

The Diversified Industrial segment is comprised of manufacturers of engineered niche industrial products, with leading market positions in many of the markets they serve. Its manufacturing operations encompass joining materials, tubing, building materials, performance materials, electrical products, cutting replacement products and services, and packaging businesses.

The Energy segment provides drilling and production services to the oil & gas industry and owns a youth sports business. Its parent company also has equity method and other investments in a number of businesses. The operations of the sports business are not material to the Company.

The Financial Services segment consists primarily of the operations of WebBank. WebBank engages in a full range of banking activities, including originating loans, issuing credit cards and taking deposits that are federally insured. WebBank originates and funds consumer and small business loans through lending programs with unaffiliated companies that market and service the programs ("Marketing Partners"), where the Marketing Partners subsequently purchase the loans (or interests in the loans) that are originated by WebBank. WebBank retains a portion of the loans it originates for its Marketing Partners. WebBank also has private-label financing programs that are branded for a specific retailer, manufacturer, dealer channel, proprietary network or bank card program. WebBank participates in syndicated commercial and industrial as well as asset-based credit facilities and asset-based securitizations through relationships with other financial institutions.

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

The Company's consolidated operating results for the three and nine months ended September 30, 2018 and 2017 are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$405,319	$355,040	$1,206,001	$1,036,750
Cost of goods sold	284,599	247,232	845,718	723,200
Selling, general and administrative expenses	89,135	80,118	265,700	249,169
Interest expense	10,615	5,147	28,314	14,446
Realized and unrealized losses (gains) on securities, net	22,416	(402)	48,029	(835)
All other expenses, net	6,240	4,459	15,828	8,772
Total costs and expenses	413,005	336,554	1,203,589	994,752
(Loss) income before income taxes and equity method investments	(7,686)	18,486	2,412	41,998
Income tax provision	104	9,913	9,040	27,175
Income of associated companies, net of taxes	(1,599)	(2,332)	(5,141)	(8,702)
Net (loss) income	(6,191)	10,905	(1,487)	23,525
Net loss (income) attributable to noncontrolling interests in consolidated entities	96	(3,892)	(644)	(9,341)
Net (loss) income attributable to common unitholders	$(6,095)	$7,013	$(2,131)	$14,184

Revenue

Revenue for the three months ended September 30, 2018 increased $50,279, or 14.2%, as compared to the same period last year. Excluding growth from acquisitions of 5.3% and a decrease in silver prices in the Diversified Industrial segment of 0.5%, revenue increased by 9.4%. The net revenue increase of 9.4% was due to increases across all of our segments. The acquisition growth was primarily due to the acquisitions of Dunmore Corporation in the U.S. and the share purchase of Dunmore Europe GmbH in Germany (collectively, "Dunmore") (February 2018).

Revenue for the nine months ended September 30, 2018 increased $169,251, or 16.3%, as compared to the same period last year. Excluding growth from acquisitions of 5.1% and the favorable impact from changes in foreign currency exchange rates of 0.8%, partially offset by a decrease in silver prices in the Diversified Industrial segment of 0.3%, revenue increased by 10.7%. The net revenue increase of 10.7% was due to increases across all of our segments. The acquisition growth was primarily due to the acquisitions of Dunmore and Basin Well Logging Wireline Services, Inc. ("Basin") (May 2017).

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2018 increased $37,367, or 15.1%, as compared to the same period last year, due to increases in the Diversified Industrial and Energy segments. The increase in the Diversified Industrial segment in the three months ended September 30, 2018 was primarily due to higher sales volume and the Dunmore acquisition. The increase in the Energy segment was due to the overall revenue increase.

Cost of goods sold for the nine months ended September 30, 2018 increased $122,518, or 16.9%, as compared to the same period last year, due to increases in the Diversified Industrial and Energy segments. The increase in the Diversified Industrial segment in the nine months ended September 30, 2018 was primarily due to higher sales volume and the Dunmore acquisition. The increase in the Energy segment was due to the overall revenue increase and the Basin acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2018 increased $9,017, or 11.3%, as compared to the same period last year, primarily due to increases in the Diversified Industrial and Financial Services segments. Excluding the acquisition impact of Dunmore, the increase in the Diversified Industrial segment was primarily due to higher sales volume and costs incurred to consolidate certain operations. The increase in the Financial Services segment was due to higher personnel expenses to support growth initiatives and increasing regulatory compliance.

SG&A for the nine months ended September 30, 2018 increased $16,531, or 6.6%, as compared to the same period last year, due to increases in the Diversified Industrial, Energy and Financial Services segments, partially offset by a decrease in the Corporate and Other segment. Excluding the acquisition impact of Dunmore, the increase in the Diversified Industrial segment was primarily due to higher sales volume and costs incurred to consolidate certain operations. The increase in the Energy segment was primarily due to the Basin acquisition. The increase in the Financial Services segment was due to higher personnel expenses to support growth initiatives and increasing regulatory compliance. The decrease in the Corporate and Other segment was primarily due to the non-cash incentive unit expense of approximately $3,900 recorded in the nine months ended September 30, 2017, partially offset by a legal settlement recorded in the nine months ended September 30, 2018. No comparable non-cash incentive unit expense was recorded in the 2018 period.

Interest Expense

Interest expense for the three months ended September 30, 2018 and 2017 was $10,615 and $5,147, respectively, and was $28,314 and $14,446 for the nine months ended September 30, 2018 and 2017, respectively. The higher interest expense for both the three and nine months ended September 30, 2018 was primarily due to higher borrowing levels due to the Company's recent acquisitions and interest on SPLP's preferred units, which are classified as liabilities and issued primarily in 2017, as well as higher interest rates.

Realized and Unrealized Losses (Gains) on Securities, Net

Realized and unrealized losses (gains) on securities, net, for the three months ended September 30, 2018 was a loss of $22,416, as compared to a gain of $402 for the same period of 2017. Realized and unrealized losses (gains) on securities, net, for the nine months ended September 30, 2018 was a loss of $48,029, as compared to a gain of $835. The amounts are not comparable due to the required adoption of a new accounting standard ("ASU 2016-01") on January 1, 2018 that requires equity investments, other than those accounted for under the traditional equity method of accounting, to be measured at their fair value with changes in fair value recognized in the consolidated statements of operations. Prior to January 1, 2018, such changes in fair value were reported in Accumulated other comprehensive income or loss on the consolidated balance sheets.

All Other Expenses, Net

All other expenses, net increased $1,781 in the three months ended September 30, 2018 and increased $7,056 in the nine months ended September 30, 2018, as compared to the same periods of last year. These increases were primarily due to higher finance interest expense and higher provisions for loan losses, partially offset by higher income from investments and derivatives recorded in the 2018 periods, as compared to the prior year periods.

Income Taxes

Income tax provisions of $104 and $9,913 were recorded for the three months ended September 30, 2018 and 2017, respectively, and tax provisions of $9,040 and $27,175 were recorded for the nine months ended September 30, 2018 and 2017, respectively. As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. Provision has been made for federal, state, local or foreign income taxes on the results of operations generated by our consolidated subsidiaries that are taxable entities. The difference between the effective tax rate and statutory federal rate of 21% (35% in 2017) is principally due to changes in certain deferred tax valuation allowances, various permanent differences included in the provisions of our subsidiaries and partnership losses for which no tax benefit has been recorded. The tax provisions for the three and nine months ended September 30, 2018 also include a benefit of $1,975, which resulted from the Company's finalization of its accounting for the repatriation tax liability under the federal Tax Cuts and Jobs Act that was set up on a provisional basis as of December 31, 2017 as further discussed in Note 13 - "Income Taxes" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Income of Associated Companies, Net of Taxes

The income of associated companies, net of taxes in the third quarter and nine months of 2018 decreased by $733 and by $3,561, respectively, as compared to the same periods of 2017. For the details of each of these investments and the related mark-to-market adjustments, see Note 8 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Segment Analysis

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Diversified industrial	$322,571	$295,485	$988,587	$879,515
Energy	50,343	37,959	134,008	99,310
Financial services	32,405	21,596	83,406	57,925
Total	$405,319	$355,040	$1,206,001	$1,036,750
Income (loss) before income taxes:
Diversified industrial	$10,768	$17,189	$48,260	$46,988
Energy	292	(3,677)	(4,679)	(12,959)
Financial services	13,923	9,669	35,533	28,136
Corporate and other	(31,070)	(2,363)	(71,561)	(11,465)
(Loss) income before income taxes	(6,087)	20,818	7,553	50,700
Income tax provision	104	9,913	9,040	27,175
Net (loss) income	$(6,191)	$10,905	$(1,487)	$23,525
Segment depreciation and amortization:
Diversified industrial	$16,370	$12,615	$44,320	$38,114
Energy	5,107	5,782	15,212	15,753
Financial services	102	72	303	212
Corporate and other	32	36	97	134
Total depreciation and amortization	$21,611	$18,505	$59,932	$54,213

Diversified Industrial

Net sales for the three months ended September 30, 2018 increased $27,086, or 9.2%, as compared to the same period in 2017. The change in net sales reflects approximately $18,721 in incremental sales associated with the Dunmore and PST Group, Inc. ("PST") acquisitions, partially offset by a decrease of $1,852 as a result of lower average silver prices. Excluding the acquisition impact and change in silver prices, net sales increased by approximately $10,217 due to increased demand across all of our businesses in the segment, except for the packaging and joining materials businesses during the third quarter of 2018, as compared to the same period of 2017. The incremental revenue during the 2018 period was primarily driven by higher demand for our private label roofing products from the commercial roofing sector, and electrical products from the military and aerospace sectors, as well as the favorable impact from higher oil & gas prices.

Segment operating income for the three months ended September 30, 2018 decreased $6,421, or 37.4%, as compared to the same period last year. Excluding the Dunmore acquisition impact, gross profit was lower as compared to the 2017 period primarily due to lower sales volume from the packaging and joining material businesses and unfavorable product mix from the electrical products business, adversely affecting gross profit margin. These impacts were partially offset by higher gross profit due to higher sales volume from the building materials, tubing, performance materials and electrical products businesses. Excluding the Dunmore acquisition impact, SG&A was higher in the third quarter of 2018, as compared to the same period of 2017, driven primarily by higher sales volume and costs incurred to consolidate certain operations in our packaging and electrical products businesses.

Net sales for the nine months ended September 30, 2018 increased $109,072, or 12.4%, as compared to the same period in 2017. The change in net sales reflects approximately $46,168 in incremental sales associated with the Dunmore and PST acquisitions and $8,829 due to the favorable impact of foreign currency exchange rates, partially offset by a decrease of $3,444 as a result of lower average silver prices. Excluding the acquisition impact, foreign currency exchange rates and change in silver prices, net sales increased by approximately $57,519 primarily due to higher demand across all of our businesses in the segment, except for the packaging and joining materials businesses, as well as lower volume from our fabricated metal tubing product line for the medical industry, which was divested during January 2017. The incremental revenue during the 2018 period was primarily driven by higher demand for our electrical products from the military and aerospace sectors and private label roofing products from the commercial roofing sector, as well as the favorable impact from higher oil & gas prices.

Segment operating income for the nine months ended September 30, 2018 increased $1,272, or 2.7%, as compared to the same period last year. Excluding the Dunmore acquisition impact, the increase was due primarily to an increase in gross profit in the segment as a result of higher sales volume. Gross margin as a percentage of sales declined primarily due to higher material and manufacturing costs from the building materials business and unfavorable product mix from the electrical products business.

Excluding the Dunmore acquisition impact, SG&A was higher, driven by higher sales volume and costs incurred to consolidate certain operations in our packaging and electrical products businesses.

Energy

Net revenue for the three months ended September 30, 2018 increased $12,384, or 32.6%, and increased $34,698, or 34.9%, for the nine months ended September 30, 2018, as compared to the same periods of 2017, respectively. These increases in net revenue, which include incremental sales of approximately $6,447 in the nine-month period from the Basin acquisition in May 2017, reflect an overall increase in the Company's energy business as the demand for services continued to improve in line with the increase in the North American oil & gas drilling rig count.

Segment operating income for the three months ended September 30, 2018 was $292, as compared to a loss of $3,677 in the same period of 2017, primarily due to higher gross profit and the recovery of a previously impaired note receivable, partially offset by lower income from associated companies. The increase in gross profit was primarily the result of the increase in net revenue recorded in the three months ended September 30, 2018, as compared to the same period last year.

Segment operating loss for the nine months ended September 30, 2018 decreased $8,280, as compared to the same period of 2017. Higher operating income was primarily due to higher gross profit, partially offset by higher SG&A due to higher sales volume and lower income from associated companies. The increase in gross profit was primarily the result of the increase in net revenue recorded in the nine months ended September 30, 2018, as compared to the same period last year.

Financial Services

Revenue for the three months ended September 30, 2018 increased $10,809, or 50.1%, and increased $25,481, or 44.0%, in the nine months ended September 30, 2018, as compared to the same periods last year. The increases were due to higher interest income driven by larger outstanding loan receivable balances and increased volume in lending programs, as compared to the same periods of 2017.

Segment operating income for the three months ended September 30, 2018 increased $4,254, or 44.0%, as compared to the same period last year. The increase was due to the impact of higher revenue discussed above, partially offset by higher expenses. SG&A increased $1,830, driven by higher personnel expenses to support growth initiatives and the continued expansion of WebBank's compliance and oversight group to meet increasing regulatory expectations. In addition, the provision for loan losses increased $3,012 and finance interest expense increased $1,713 for the three months ended September 30, 2018, as compared to the same period last year. The higher provision for loan losses was to support growth of consumer and small business loans held to maturity, and the higher finance interest expense was due to a larger deposit balance to support loan growth and an increase in interest rates.

Segment operating income for the nine months ended September 30, 2018 increased $7,397, or 26.3%, as compared to the same period last year. The increase was due to the impact of higher revenue discussed above, partially offset by higher expenses. SG&A increased $5,255, driven by higher personnel expenses to support growth initiatives and the continued expansion of WebBank's compliance and oversight group to meet increasing regulatory expectations. In addition, the provision for loan losses increased $8,947 and finance interest expense increased $3,882 for the nine months ended September 30, 2018, as compared to the same period last year. The higher provision for loan losses was to support growth of consumer and small business loans held to maturity, and the higher finance interest expense was due to a larger deposit balance to support loan growth and an increase in interest rates.

Corporate and Other

Segment operating loss increased $28,707 for the three months ended September 30, 2018, as compared to the same period of 2017, as a result of higher losses in the 2018 period of $22,285 from investment activities upon adoption of ASU 2016-01, higher SG&A of $909 and higher interest expense of $5,513, primarily due to interest expense recorded on the SPLP preferred units issued in 2017. The higher SG&A was primarily due to higher professional fees during the 2018 period.

Segment operating loss increased $60,096 for the nine months ended September 30, 2018, as compared to the same period of 2017, as a result of higher losses in the 2018 period of $49,956 driven by investment activities upon adoption of ASU 2016-01 and higher interest expense of $14,493, primarily due to interest expense recorded on the SPLP preferred units issued in 2017, partially offset by lower SG&A of $1,330 and higher other income of $3,023. The lower SG&A was primarily due to non-cash incentive unit expense of approximately $3,900 recorded in the nine months ended September 30, 2017, partially offset by a legal settlement recorded and higher professional fees during the 2018 period. There was no incentive unit expense recorded in the comparable 2018 period.

For additional information on the adoption of ASU 2016-01, see Note 1 - "Nature of the Business and Basis of Presentation - New or Recently Adopted Accounting Pronouncements" and Note 8 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$37,666	$(96,806)
Net cash used in investing activities	(306,972)	(84,605)
Net cash provided by financing activities	138,898	28,325
Net change for the period	$(130,408)	$(153,086)

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2018 was $37,666. Net loss of $1,487 was impacted by certain non-cash items and a net increase of $84,568 relating to changes in certain operating assets and liabilities. The increase in operating assets and liabilities was primarily due to an increase of $28,771 in trade and other receivables due to higher third quarter sales volume, an increase of $23,740 in loans held for sale due to the timing of loan originations, which can vary significantly from period-to-period since these loans are typically sold after origination, as well as the level of activity at WebBank, an increase in inventories of $12,582 to support sales growth in the Diversified Industrial segment, an increase in prepaid expenses and other assets of $10,510, and a net decrease in accounts payable, accrued and other liabilities of $8,965.

Net cash used in operating activities for the nine months ended September 30, 2017 was $96,806. Net income of $23,525 was impacted by certain non-cash items and a net increase of $189,218 relating to changes in certain operating assets and liabilities. The increase was primarily due to an increase of $111,882 in loans held for sale due to the timing of loan originations, which can vary significantly from period-to-period since these loans are typically sold after origination, as well as the level of activity at WebBank, an increase of $30,585 in trade and other receivables due to the timing of cash receipts, an increase in inventories of $19,227 to support sales volume in the Diversified Industrial segment, an increase in prepaid expenses and other assets of $7,282 and a net decrease in accounts payable, accrued and other liabilities of $20,242.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $306,972. Significant items included purchases of property, plant and equipment of $33,597, an increase in loan originations, net of collections of $155,244, primarily due to larger outstanding loan balances, and net cash paid primarily for the Dunmore acquisition of $68,315, as well as net purchases of investments of $55,188, including the Company's investments in Babcock & Wilcox Enterprises, Inc. shares ("BW"), partially offset by proceeds from the sales of assets of $4,677. The Company's investments in BW shares totaled $76,261 for the nine months ended September 30, 2018.

Net cash used in investing activities for the nine months ended September 30, 2017 was $84,605. Significant items included purchases of property, plant and equipment of $37,915, an increase in loan originations, net of collections of $70,860, primarily due to larger outstanding loan balances, and net cash paid for acquisitions of $2,008, which included a reduction of the purchase price from a 2016 acquisition, partially offset by proceeds from the sales of assets and divestitures of $26,676 and $1,975, respectively.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $138,898. Significant items included a net increase of revolver borrowings of $67,569, primarily due to the Dunmore acquisition, and a net increase in deposits of $105,098, partially offset by cash used to finalize the Handy & Harman Ltd. tender offer and purchase of Web Financial Holding Corporation noncontrolling interests of $18,068 and cash used to purchase the Company's common units of $13,638.

Net cash provided by financing activities for the nine months ended September 30, 2017 was $28,325. Significant items included a net increase in deposits of $47,314 and proceeds from equipment lease financing of $6,812, partially offset by cash paid for a special one-time dividend on SPLP common units of $3,923, cash used to purchase subsidiary shares from noncontrolling interests of $2,086, cash used to purchase the Company's common units of $2,985 and net revolver repayments of $15,719.

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

On April 27, 2018, the Company entered into an amendment to its senior revolving credit facility ("Credit Agreement") to allow the Company to increase the maximum aggregate principal amount to $700,000. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, as defined in the Credit Agreement. The amendment increased the leverage ratios under the Credit Agreement by 0.25 "turns" for the fiscal quarters ending June 30, 2018, September 30, 2018 and December 31, 2018. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial covenants at September 30, 2018. There can be no assurances that the Company will continue to have access to this line of credit if its financial performance does not satisfy the financial covenants set forth in the Credit Agreement. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire with all amounts outstanding due and payable, on November 14, 2022.

The Holding Company and its operating businesses believe that they have access to adequate resources to meet their needs for normal operating costs, capital expenditures, pension payments, debt obligations and working capital for their existing business for at least the next twelve months. These resources include cash and cash equivalents, investments, cash provided by operating activities and unused lines of credit. The Holding Company and its operating businesses' ability to satisfy their debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions or repurchase units under its common unit repurchase program will depend upon their future operating performance, which will be affected by prevailing economic conditions in the markets in which they operate, as well as financial, business and other factors, some of which are beyond their control. As indicated above, there can be no assurances that the Holding Company and its operating businesses will continue to have access to their lines of credit if their financial performance does not satisfy the financial covenants set forth in their respective financing agreements, which could also result in the acceleration of their debt obligations by their respective lenders, adversely affecting liquidity.

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

As of September 30, 2018, the Company's working capital was $384,849, as compared to working capital of $513,689 as of December 31, 2017. As of September 30, 2018, the availability under the Credit Agreement was approximately $73,300. The Company and its subsidiaries have ongoing commitments, which include funding of the minimum requirements of its subsidiaries' pension plans. The Company expects to have required minimum contributions to its primary pension plans of $5,893 for the remainder of 2018, $34,322, $37,222, $32,722, $33,022 and $34,522 in 2019, 2020, 2021, 2022 and for the five years thereafter, respectively. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. During the first nine months of 2018, capital expenditures were $33,597, as compared to $37,915 for the same period of 2017. The Company currently expects full year capital expenditures in the range of $41,000 to $53,000 in 2018, as compared to $54,737 in 2017.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $228,038 and $286,454 in cash at the Federal Reserve Bank and in its accounts at its correspondent banks at September 30, 2018 and December 31, 2017, respectively. WebBank had $35,000 and $30,000 in lines of credit from its correspondent banks at September 30, 2018 and December 31, 2017, respectively. WebBank had $71,045 and $59,514 available from the Federal Reserve discount window at September 30, 2018 and December 31, 2017, respectively. WebBank had a total of $334,083 and $375,968 in cash, lines of credit and access to the Federal Reserve Bank discount window at September 30, 2018 and December 31, 2017, respectively, which represents approximately 44.0% and 59.8%, respectively, of WebBank's total assets.

There were no material changes in the Company's contractual obligations at September 30, 2018, as compared to those reported in the Company's annual report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Risk

We have off-balance sheet risk related to certain financial instruments, including forward contracts and undisbursed loan commitments. For additional information regarding these arrangements, refer to Note 10 - "Financial Instruments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2018, as compared to those reported in our 2017 Form 10-K, except for changes made in accordance with the new accounting pronouncements adopted January 1, 2018, as discussed in Note 1 - "Nature of the Business and Basis of Presentation" and Note 2 - "Revenues" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that as of September 30, 2018, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to Company management, including the Principal Executive Officer and the Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

The Company completed the acquisition of Dunmore on February 16, 2018. The Company's management will exclude the operations of Dunmore from its evaluation of, and conclusion on, the effectiveness of management's internal control over financial reporting as of December 31, 2018. This business represents approximately 3.2% of our total assets as of September 30, 2018, and approximately 3.6% of total revenue for the nine months then ended. The Company's management will fully integrate the operations of Dunmore into its assessment of the effectiveness of its internal control over financial reporting in 2019.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

In December 2016, the Board of Directors ("Board') of Steel Partners Holdings GP Inc. ("SPH GP"), the general partner of SPLP, approved the repurchase of up to an aggregate of 2,000,000 of the Company's common units. In November 2018, the Board of Directors approved the repurchase of up to an additional 1,000,000 of the Company's common units (collectively, with the December 2016 approval, "Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date.

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as part of Publicly Announced Plans or Programs	Approximate Number of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 through July 31, 2018	17,196	$16.46	17,196	1,309,409
August 1, 2018 through August 31, 2018	367,927	$17.02	367,927	941,482
September 1, 2018 through September 30, 2018	24,939	$16.74	24,939	916,543
Total	410,062		410,062

Item 5. Other Information

Appointment of James Benenson III and Eric P. Karros to the Board of Directors

On November 1, 2018, the Board of SPH GP, upon the recommendation of the Corporate Governance and Nominating Committee of the Board, increased the size of the Board to eight members and appointed James Benenson III and Eric P. Karros to fill the resulting vacancies on the Board. Messrs. Benenson and Karros will each serve for a term expiring at the next annual meeting of unitholders or until their successors are duly elected and qualified. Mr. Benenson will serve on the Compensation Committee of the Board, and Mr. Karros will serve on the Corporate Governance and Nominating Committee of the Board. Messrs. Benenson and Karros will each be eligible to receive compensation for their board and committee service consistent with that provided to all non-employee directors.

Mr. Benenson, age 40, has been a director and Co-President of Summa Holdings, Inc. since 1998. He has also been director and Co-President of Industrial Manufacturing Company and Industrial Manufacturing Company International, two operating subsidiaries of Summa Holdings, Inc., for over 12 years. These three companies are a collection of global manufacturers of industrial products with over 3,500 employees in 22 countries. Mr. Benenson is a director of the Vesper Foundation, chairman of Rehearsal for Life, a theater-based youth education program in Boston, and a director of Root Capital, a non-profit lender to agricultural businesses in the developing world. He is also a member of the Young Presidents Organization. Mr. Benenson served on the Development Committee of the Alumni Council of Grace Church School in New York City and as an Associate Chair for reunion giving at The Hotchkiss School and Harvard College. Mr. Benenson received a Bachelor of Arts Degree in History and Literature from Harvard College.

Mr. Karros, age 50, has been a television analyst for FOX Sports since 2007 and also works for the Los Angeles Dodgers through speaking and community engagements. He was previously a television analyst for ESPN. Mr. Karros currently serves as an advisory board member for West Coast Sports Associates. Mr. Karros played in Major League Baseball from 1991 to 2004 for the Los Angeles Dodgers, Chicago Cubs and Oakland Athletics. Mr. Karros received a degree in economics from the University of California at Los Angeles.

There were no arrangements or understandings between Messrs. Benenson and Karros and any other person with respect to their appointment to the Board. There have been no transactions, nor are there any currently proposed transactions, in which the Company was or is to be a participant and in which Messrs. Benenson and Karros, or any member of their immediate family, had, or will have, a direct or indirect material interest.

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

Dated:	November 1, 2018	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ Douglas B. Woodworth
Douglas B. Woodworth
Chief Financial Officer
(Principal Accounting Officer)