Form 10-K
period 2018-12-31
STEEL PARTNERS HOLDINGS L.P.
filed 2019-03-01
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of our common units held by non-affiliates of registrant as of June 30, 2018 totaled approximately $207.1 million based on the then-closing unit price.

On February 27, 2019, there were 24,788,667 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to certain portions of a definitive proxy statement, which will be filed by the Registrant within 120 days after the close of its fiscal year.

STEEL PARTNERS HOLDINGS L.P.

As used in this Form 10-K, unless the context otherwise requires, the terms "we," "us," "our," "SPLP" and the "Company" refer to Steel Partners Holdings L.P., a Delaware limited partnership.

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

All monetary amounts used in this section are in thousands unless otherwise indicated.

Item 1. Business

The Company

SPLP is a diversified global holding company that owns and operates businesses and has significant interests in leading companies in various industries, including diversified industrial products, energy, defense, supply chain management and logistics, banking and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other. Each of our companies has its own management team with significant experience in their industries. Our subsidiary, Steel Services Ltd ("Steel Services"), through management services agreements, provides services to us and some of our companies which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. We work with our businesses to increase corporate value over the long term for all stakeholders by implementing our unique strategy discussed in more detail below.

SPLP is managed by SP General Services LLC ("Manager"), pursuant to the terms of an amended and restated management agreement ("Management Agreement") discussed in further detail in Note 20 – "Related Party Transactions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K. From its founding in 1990, the Manager and its affiliates have focused on increasing value for investors in the entities it has managed. Our wholly-owned subsidiary, Steel Partners Holdings GP Inc. ("General Partner"), is our general partner. The General Partner has a board of directors ("Board of Directors"). The Board of Directors is currently comprised of eight members, six of whom are elected annually by our unitholders and two of whom are appointed by the Manager. Warren G. Lichtenstein, the Executive Chairman of our Manager, serves as the Executive Chairman of the Board of Directors.

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

Joining Materials - The Joining Materials business primarily fabricates precious metals and their alloys into brazing alloys. Brazing alloys are used to join similar and dissimilar metals, as well as specialty metals and some ceramics, with strong, hermetic joints. The Joining Materials business offers these metal joining products in a wide variety of alloys, including gold, silver, palladium, copper, nickel, aluminum and tin. These brazing alloys are fabricated into a variety of engineered forms and are used in many industries, including electrical, appliance, transportation, construction and general industrial, where dissimilar material and metal joining applications are required. Operating income from precious metal products is principally derived from the "value-added" of processing and fabricating and not from the direct purchase and resale of precious metals. The Joining Materials business enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts. We believe that our Joining Materials business is the North American market leader in many of the markets that it serves.

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

Performance Materials - The Performance Materials business manufactures woven substrates of fiberglass, quartz, carbon and aramid materials for specialty applications in a wide expanse of markets requiring highly engineered components. Its products are used in a wide range of advanced composite applications, such as civilian and military aerospace components, printed electronic circuit boards, automotive and industrial components, and substrates for civilian and military armor applications.

Electrical Products - The Electrical Products business designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic equipment, and custom ball-screws, gears and gearboxes used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, specialty LED lighting, test & measurement, and telecom applications. Its products are generally incorporated into larger systems to improve operating performance, safety, reliability and efficiency.

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

Packaging - The Packaging business manufactures and distributes foils, films and laminates used to enhance the visual appeal of products and packaging. Packaging's laminates and foils businesses produce carton board laminates and foils for the packaging of consumer goods, as well as the food and confectionery, tobacco, health and beauty, personal care, greeting cards, books, magazines, footwear, sports goods, and office and promotional products industries. The Packaging business includes the operations of Dunmore Corporation in the U.S. and Dunmore Europe GmbH in Germany (collectively, "Dunmore"), which were acquired in February 2018. Dunmore manufactures and distributes coated, laminated and metallized films for engineered applications in the imaging, aerospace, insulation and solar photo-voltaic markets and also provides products for custom and special applications.

Energy Segment

The Energy segment provides drilling and production services to the oil & gas industry and owns a youth sports business. Its parent company also has equity method and other investments in a number of businesses. Below is additional information related to the consolidated businesses within the Energy segment.

Steel Energy - The Energy business provides completion, re-completion and production services to exploration and production companies in the oil & gas business. The services provided include well completion and recompletion, well maintenance and workover, snubbing, flow testing, down hole pumping, plug and abandonment, well logging and perforating wireline services.

Steel Sports - Steel Sports is a social impact organization that strives to provide a first-class youth sports experience emphasizing positive experiences and instilling the core values of discipline, teamwork, safety, respect and integrity.

Financial Services Segment

The Financial Services segment consists primarily of the operations of WebBank. WebBank is a Utah chartered industrial bank subject to comprehensive regulation, examination and supervision by the Federal Deposit Insurance Corporation ("FDIC") and the State of Utah Department of Financial Institutions ("UDFI"). WebBank is not considered a "bank" for Bank Holding Company Act purposes and, as such, SPLP is not regulated as a bank holding company. WebBank's deposits are insured by the FDIC. WebBank engages in a full range of banking activities, including originating loans, issuing credit cards and taking deposits that are federally insured. WebBank originates and funds consumer and small business loans through lending programs with unaffiliated companies that market and service the programs ("Marketing Partners"), where the Marketing Partners subsequently purchase the loans (or interests in the loans) that are originated by WebBank. WebBank retains a portion of the loans it originates for its Marketing Partners. WebBank also has private-label financing programs that are branded for a specific retailer, manufacturer, dealer channel, proprietary network or bank card program. WebBank participates in syndicated commercial and industrial as well as asset-based credit facilities and asset-based securitizations through relationships with other financial institutions.

Corporate and Other Segment

The Corporate and Other segment consists of several consolidated subsidiaries, including Steel Services, equity method and other investments, and cash and cash equivalents. Its income or loss includes certain unallocated general corporate expenses. Steel Services has management services agreements with our consolidated subsidiaries and other related companies. For additional information on these service agreements see Note 20 - "Related Party Transactions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

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

We strive to enhance the business operations of our companies and increase corporate value for unitholders and stakeholders through balance sheet improvements, strategic allocation of capital, and operational and growth initiatives. We use a set of tools and processes called the Steel Business System to drive operational and commercial efficiencies across each of our businesses. The Steel Business System utilizes a strategy deployment process to execute strategic initiatives for each of our businesses to improve their performance, including objectives relating to manufacturing improvement, idea generation, product development, and global sourcing of materials and services. Our operational initiatives include creating efficiencies through consolidated purchasing and materials sourcing provided by the Steel Partners Purchasing Council, which arranges shared purchasing programs and is reducing costs for, and providing other benefits to, a number of our companies. We are focused on reducing corporate overhead of our companies by centralizing certain administrative and corporate services through Steel Services, which provides management, consulting and advisory services.

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

Customers

The businesses within the Diversified Industrial segment are diversified across industrial markets and customers. Its businesses sell to customers in the construction, electrical, electronics, transportation, power control, utility, medical, oil & gas exploration, aerospace and defense, consumer products, packaging and food industries. No customer accounted for more than 10% of the Diversified Industrial segment's consolidated net sales in 2018 or 2017. The Diversified Industrial segment's 15 largest customers accounted for approximately 28% of consolidated Diversified Industrial segment net sales in 2018.

The Energy segment primarily provides its services to customers' extraction and production operations in North Dakota and Montana in the Bakken basin, Colorado and Wyoming in the Niobrara basin, Texas in the Permian basin and New Mexico in the San Juan basin. It relies primarily on its local operations to sell and market its services. In 2018, the Energy segment had two customers that made up 24% of its net revenue, and its top 15 customers made up 73% and 70% of its net revenue for the years ended December 31, 2018 and 2017, respectively.

In the Financial Services segment, WebBank earns interest income primarily from interest and fees earned on loans and investments, and it earns non-interest income primarily from origination fees earned on loans, fee income on contractual lending arrangements, premiums on the sale of loans and loan servicing fees. For the years ended December 31, 2018 and 2017, the two highest grossing contractual lending programs accounted for 29% and 40%, respectively, of WebBank's total revenue.

Raw Materials

The raw materials used by the businesses within the Diversified Industrial segment are as follows:

In addition to precious metals, the raw materials used in the Joining Materials, Tubing, Building Materials, Electrical Products and Kasco businesses consist principally of stainless, silicon and carbon steel, aluminum, copper, tin, nickel alloys, a variety of high-performance alloys, permanent magnets, electronic and electrical components, chemicals and various plastic compositions. The raw materials used in the operations of the Performance Materials business consist principally of fiberglass, quartz and aramid yarns. The raw materials used in the Packaging business consist principally of board, PET film, organic solvents, aluminum, resins, pigments and adhesives. Raw materials are generally purchased at open market prices from domestic and foreign suppliers. The Diversified Industrial segment businesses have not experienced any significant problem in obtaining the necessary quantities of raw materials. Prices and availability, particularly of raw materials purchased from foreign suppliers, are affected by world market conditions and government policies. The raw materials used by these businesses are generally readily available from more than one source.

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

Capital Investments

SPLP believes that in order to be and remain competitive, its businesses must continuously strive to increase revenue, improve productivity and product quality, and control and/or reduce manufacturing costs. Accordingly, SPLP expects to continue to make capital investments that reduce overall manufacturing costs, improve the quality of products produced and services provided and broaden the array of products offered to the industries it serves, as well as replace equipment as necessary to maintain compliance with environmental, health and safety laws and regulations. SPLP's capital expenditures for 2018 and 2017 were $47,085 and $54,737, respectively. SPLP anticipates funding its capital expenditures in 2019 from funds generated by operations and borrowed funds.

Employment

As of December 31, 2018, the Company employed approximately 5,300 employees worldwide. Of these employees, 550 were covered by collective bargaining agreements, all in the Diversified Industrial segment. The Energy segment also hires additional full-time and part-time employees during peak seasonal periods.

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

Competition in the Diversified Industrial segment is based on quality, technology, performance, service, reputation, price, and in some industries, new product introduction.

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

Regulation

We are subject to many U.S. federal and state and foreign laws and regulations, including those related to environmental protection, labor, employment, worker health and safety, import and export, customs and tariffs, cybersecurity, intellectual property, privacy and protection of user data. WebBank is also subject to regulatory capital requirements administered by the FDIC and legal requirements in connection with the consumer and business lending programs that it originates.

These laws and regulations are constantly evolving and may be interpreted, applied, created or amended in a manner that could harm our business. We believe that we are in compliance in all material respects with all such laws and regulations and that we have obtained all material licenses and permits that are required for the operation of our business. For more information regarding regulatory risks, see the information in Part I, Item 1A, Risk Factors, of this Report.

Other Information

The amounts of revenue, earnings before taxes and identifiable assets attributable to the aforementioned business segments and additional information regarding SPLP's investments are included in Note 21 - "Segment Information" and Note 10 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

Our common units are quoted on the New York Stock Exchange under the symbol "SPLP." Our business address is 590 Madison Avenue, 32nd Floor, New York, New York 10022, and our telephone number is (212) 520-2300. Our website is www.steelpartners.com. The information contained in, or that can be accessed through, the website is not part of this Form 10-K. This Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through our website as soon as reasonably practicable after those materials have been electronically filed with, or furnished to, the U.S. Securities and Exchange Commission ("SEC").

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

The ordering of the risk factors set forth below is not intended to reflect any Company indication of priority or likelihood.

Risks Related to Our Business

Certain of the Company's subsidiaries sponsor defined benefit pension plans, which could subject the Company to substantial cash funding requirements in the future.

The Company's ongoing operating cash flow requirements include arranging for the funding of the minimum requirements of its subsidiaries' defined benefit pension plans. The Company is jointly and severally liable with Handy & Harman Ltd. and JPS Industries Holdings LLC for such subsidiaries' underfunded pension liabilities. The performance of the financial markets and interest rates, as well as health care trends and associated mortality rates, impact our defined benefit pension plan expense and funding obligations. Significant changes in these factors, including adverse changes in discount rates, investment losses on plan assets and increases in participant life expectancy, may increase our funding obligations and adversely impact our financial condition. Required future contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. See the "Liquidity and Capital Resources" section of this Form 10-K for additional information.

We could incur significant costs, including remediation costs, as a result of complying with environmental laws or failing to comply with other extensive regulations, including banking regulations, that our businesses are subject to.

Our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the federal, state and local levels, including laws related to anti-corruption, environmental matters, privacy matters, banking, health and safety, import laws and export control and economic sanctions, and the sale of products and services to government entities. Some of these laws and regulations pertain to the handling, storage and transportation of raw materials, products and wastes, and hazardous materials and wastes. Compliance with such requirements may make it necessary for us to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps, which may be at a substantial cost to our subsidiaries. Although our subsidiaries maintain insurance coverage for certain environmental matters, they could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of, or liabilities under, environmental laws. Any material violations of these laws can lead to substantial liability, revocations of discharge permits, fines or penalties, and any new laws, regulations and enforcement policies could become more stringent and significantly increase our compliance costs or limit our future business opportunities, negatively impacting our financial condition, business and results of operations.

In addition, the consumer and business lending programs offered by WebBank are subject to extensive legal requirements at the federal and state levels, described in more detail below. If WebBank or its programs do not comply with these laws, it may be subject to claims for damages, fines, penalties or other relief, and may face regulatory examination and enforcement action, and some violations could result in an underlying loan being found invalid or unenforceable, or subject to payment defenses.

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

WebBank operates in a highly regulated environment, and its lending programs are subject to extensive federal and state regulation. Ongoing legislative and regulatory actions may significantly affect our liquidity or financial condition.

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

The Dodd-Frank Act, which was signed into law in 2010, is intended primarily to overhaul the financial regulatory framework and impacts all financial institutions, including WebBank. The Dodd-Frank Act, among other things, established the Bureau of Consumer Financial Protection ("CFPB") and Financial Stability Oversight Council, consolidated certain federal bank regulators and imposed increased corporate governance and executive compensation requirements. The Economic Growth, Regulatory Relief, and Consumer Protection Act, which was signed into law in May 2018, amended the Dodd-Frank Act in some respects, but many of the requirements of the Dodd-Frank Act remain in effect. The extent and complexity of this regulatory framework and other regulations has increased WebBank's regulatory compliance burden and therefore has increased its regulatory risk.

If WebBank or its programs do not comply with these laws, it may be subject to claims for damages, fines, penalties or other relief, and may face regulatory scrutiny. In addition, some violations could result in an underlying loan being found invalid or unenforceable, or subject to payment defenses. Any of these violations could result in the imposition of liability on WebBank, although WebBank may have indemnification rights for certain claims. In addition, there could be limitations on WebBank's ongoing or future business.

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

Other regulators, including the CFPB and the Federal Trade Commission ("FTC"), may bring investigations and enforcement actions against WebBank's Marketing Partners. In 2018, the FTC brought such an enforcement action against one of WebBank's Marketing Partners, which remains ongoing. These actions against Marketing Partners may increase WebBank's own regulators' scrutiny of WebBank's business and could result in an increased risk of investigations or claims being brought against WebBank.

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

A portion of our assets consists of equity securities which are adjusted to fair value each period, as well as other investments. An adverse change in economic conditions or setbacks unique to such companies, their operations or business models may result in a decline in the value of these investments. Such declines in value are principally recognized in net income or loss in accordance with current accounting principles generally accepted in the United States of America ("U.S. GAAP"). Any adverse changes in the financial markets and resulting declines in value of our investments may result in additional losses and could have an adverse effect on our results of operations, financial condition and liquidity.

Rising interest rates may negatively impact our investments and have an adverse effect on our business, financial condition, results of operations and cash flows.

In recent years, the Federal Reserve System ("Fed") has incrementally raised the target range for the federal funds rate, with additional increases expected to come over the next year. As interest rates increase, generally, the cost of borrowing increases, affecting our interest costs and ability to make new investments on favorable terms or at all. More generally, interest rate fluctuations and changes in credit spreads on floating rate loans may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our securities. In addition, an increase in interest rates may make it difficult or impossible to make payments on outstanding indebtedness. There can be no guaranty the Fed will raise rates at the gradual pace they originally proposed, nor can there be any assurance that the Fed will make sound decisions as to when to raise rates. The increase in interest rates could have a negative effect on our interest costs and investments, which could negatively impact our operating results, financial condition and cash flows.

As more fully described in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of this Report, WebBank derives a portion of its income from the excess of interest collected over interest paid. The rates of interest WebBank earns on assets and pays on liabilities generally are established contractually for a period of time. Market interest rates change over time. Accordingly, WebBank's results of operations, like those of most financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of its assets and liabilities. WebBank monitors and measures its exposure to changes in interest rates in order to comply with applicable government regulations and to limit the risk that rising interest rates could have a negative impact on its results of operations. There can be no assurance, however, that, in the event of adverse changes in interest rates, WebBank's efforts to limit interest rate risk will be successful.

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

We conduct business outside of the U.S., which may expose us to additional risks not typically associated with companies that operate solely in the U.S.

We conduct business and have operations or own interests in securities of companies with operations outside the U.S. These operations have additional risks, including risks relating to currency exchange, less developed or efficient financial markets than in the U.S., absence of uniform accounting, auditing and financial reporting standards, differences in the legal and regulatory environment, different publicly available information in respect of companies in non-U.S. markets, economic and political risks, and possible imposition of non-U.S. taxes. There can be no assurance that adverse developments with respect to such risks will not adversely affect our assets that are held in certain countries or the returns from these assets.

We also face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, U.S. laws such as export control laws and the Foreign Corrupt Practices Act, and similar laws in other countries which also prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently breached. Also, we may be held liable for actions taken by our local partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products and services in one or more countries.

Recent and potential changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of materials and products used in our operations.

The federal government has recently imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with our operations. Foreign governments, including China and Canada, and trading blocs, such as the European Union ("EU"), have responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods, and are reportedly considering other measures. These trade conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our operating costs, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies, and, individually or in the aggregate, materially and adversely affect our business and our consolidated financial statements.

The exit of the United Kingdom from the European Union could have future adverse effects on our operations revenues and costs, and therefore our profitability.

The referendum held in the United Kingdom on June 23, 2016 resulted in a determination that the United Kingdom should exit the EU. In March 2017, the United Kingdom government initiated the exit process under Article 50 of the Treaty of the EU, commencing a period of up to two years for the United Kingdom and the other EU member states to negotiate the terms of the withdrawal. The uncertainty surrounding the timing, terms and consequences of the United Kingdom's exit could adversely impact our operations in the United Kingdom. Some of our facilities are located in the United Kingdom, and these facilities, as well as others in our network, source goods, manufacture goods and provide services from or intended for the United Kingdom. These facilities operate within an existing framework of trade and human capital integration with the EU and, by extension, the other parts of the world, with which the EU has trade and immigration agreements. Furthermore, some of our facilities located in other EU member states ship materials to or otherwise engage in various business interactions with the United Kingdom, including our United Kingdom facilities. Due to future changes in the United Kingdom resulting from an eventual exit, including potentially increased trade barriers, increased tariff rates or custom duties, or in anticipation of such changes, our suppliers, customers, or employees may change their interactions with us, including changes in imports to or exports from the United Kingdom, changes in the requested utilization of our facilities, both within and without the United Kingdom, and changes in our relationships with our workforce in the United Kingdom. To the extent that our facilities operate as part of a cross-border supply and distribution chain, their operations may also be negatively affected by a decrease in the cross-border mobility of goods and services. We cannot anticipate the nature of these changes, as they largely depend on factors outside our control, but the changes may result in adverse changes in our future operations, revenues and costs, and therefore our future profitability.

A significant disruption in, or breach in security of, our information technology systems could adversely affect our business.

We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of critical business processes and activities. We also collect and store sensitive data, including confidential business information and personal data. These systems may be susceptible to damage, disruptions or shutdowns due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events. Upgrading our information technology systems is costly and subject to delay, and there is no assurance new systems will provide the benefits expected. In addition, security breaches of our systems could result in the misappropriation or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers or suppliers. Any such events could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal claims or proceedings, liability or penalties under privacy laws, each of which could adversely affect our business and our financial condition. State and federal laws may also require us to provide notice to affected individuals if their personal data is the subject of a breach in security, which would impose costs and could lead to additional liability and negative publicity. We take cybersecurity seriously and devote significant resources and tools to protect our systems, products and data and to prevent unwanted intrusions. However, these security efforts are costly to implement and may not be successful. There can be no assurance that we will be able to prevent, detect and adequately address or mitigate such cyber-attacks or security breaches. Any such breach could have a material adverse effect on our operations and our reputation and could cause irreparable damage to us or our systems, regardless of whether we or our third-party providers are able to adequately recover critical systems following a systems failure. In addition, regulatory or legislative action related to cybersecurity, privacy and data protection worldwide, such as the European General Data Protection Regulation, which went into effect in May 2018, may increase the costs to develop, implement or secure our products and services. We expect cybersecurity regulations to continue to evolve and be costly to implement.

Labor disputes may have an adverse effect on the Company's business.

Some of our subsidiaries are party to collective bargaining agreements with various labor unions in the United States and internationally. We may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under these collective bargaining agreements and labor contracts or our potential inability to negotiate acceptable contracts with these unions. If the unionized workers in the United States or internationally were to engage in a strike, work stoppage or other slowdown; if other employees were to become unionized or if the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption in our operations and incur higher ongoing labor costs.

WebBank's status as lender of the loans it offers, and the ability of assignees to collect interest, may be challenged, and these challenges could negatively impact WebBank's ongoing and future business.

WebBank's business includes lending programs with Marketing Partners, where the Marketing Partners provide origination servicing for the loans and subsequently purchase the loans (or interests in the loans) that are originated by WebBank. There have been litigation and regulatory actions which have challenged lending arrangements where a bank has made a loan and then sold and assigned it to an entity that is engaged in assisting with the origination and servicing of the loan. Some of these cases have alleged that the marketing and servicing entity should be viewed as the "true creditor" of the loans originated through the lending program, and the bank should be disregarded. If this type of challenge is successful, state law interest rate limitations and other requirements that apply to non-bank lenders would then be applicable, instead of the federal interest rate laws that govern bank lenders. Other cases have relied on the claim that even if a bank originated a loan based on the federal interest rate laws, an assignee of a bank is not permitted to rely on the federal law and is instead subject to state law limitations. Certain of these challenges have been brought or threatened in programs involving WebBank, including a pending lawsuit against one of WebBank's Marketing Partners brought by the Administrator of the Uniform Consumer Credit Code in Colorado. WebBank has intervened in that litigation, which remains pending. Such cases or regulatory actions, if successfully brought against WebBank or its Marketing Partners or others could negatively impact WebBank's ongoing and future business. WebBank continues to structure its programs, and to exercise control over these programs, to address these risks, although there can be no assurance that additional cases or regulatory actions will not be brought in the future.

The Volcker Rule, which is part of the Dodd-Frank Act, restricts SPLP's flexibility to do business.

The Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act, the so-called "Volcker Rule," which generally restricts certain banking entities (including affiliates of depository institutions) from engaging in proprietary trading activities and acquiring or retaining ownership interests in, or sponsoring, any private equity or hedge fund (collectively, "covered funds"). Under the implementing regulations, WebBank and its affiliates are restricted from engaging in proprietary trading, or investing in or sponsoring covered funds, unless their activities qualify for a specific exclusion or exemption under the rule. Because SPLP controls WebBank, each of SPLP and all its subsidiaries, as well as its controlled entities, are banking entities under the Volcker Rule and therefore subject to the same restrictions. In June 2018, and again in December 2018, the federal agencies responsible for implementing the Volcker Rule proposed further revisions to the existing regulations implementing the Volcker Rule. The substance and timing of any final rules that will be implemented based on these proposals is not yet known. Changes to the regulations implementing the Volcker Rule could require changes to the business of WebBank, SPLP or any of their affiliates, which may have the effect of restricting the business or increasing regulatory risk.

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

Effective January 1, 2015 for WebBank, FDIC regulations implementing the Basel III Accord modified WebBank's minimum capital requirements by defining what constitutes capital for regulatory capital purposes and adding a 4.5% Common Equity Tier 1 ratio and increased the Tier 1 capital ratio requirement from 4% to 6%. FDIC regulations also require WebBank to comply with a total capital ratio of 8% and a leverage ratio of 4%. Additionally, a Capital Conservation Buffer (composed solely of common equity Tier 1 capital) equal to 2.5% above the new regulatory minimum capital requirements began to be phased in starting January 1, 2016 and has been fully implemented as of January 1, 2019. The Capital Conservation Buffer is on top of the minimum risk-weighted capital ratios and had the effect of increasing those ratios by 2.5% each. A failure of WebBank to maintain the aggregate minimum capital required by the Capital Conservation Buffer will impair its ability to make certain distributions (including dividends and stock repurchases) and discretionary bonus payments to executive officers. A failure of WebBank to maintain capital as required by the FDIC's minimum capital requirements would subject WebBank to the FDIC's prompt corrective action regime, which may further impair WebBank's ability to make payments or distributions and may require a capital restoration plan or other corrective regulatory measures.

Federal banking agencies jointly issued a proposed rule on September 27, 2017 that would simplify the treatment of certain assets and deductions for institutions such as WebBank that are not subject to the so-called "advanced approaches" capital rule. The proposed rule would adjust the deduction thresholds for certain mortgage servicing assets, deferred tax assets, investments in the capital of unconsolidated financial institutions and minority interests. While the banking agencies consider comments on the proposed rule, the banking agencies adopted a rule on November 21, 2017, that provides interim relief to non-advanced approaches banking organizations by extending the regulatory capital transition periods effective in 2017 for certain items, including regulatory capital deductions, risk weights and certain minority interest limitations.

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

WebBank offers its lending programs with Marketing Partners. If those Marketing Partners do not provide origination services or other services to WebBank, or provide those services in a faulty manner, that may negatively impact WebBank's ongoing and future business. In addition, if the Marketing Partners or other third parties do not purchase the loans (or interests in loans) that are originated by WebBank, then WebBank may need to retain those loans (or interests in loans) and that may negatively impact its ongoing and future business. Marketing Partners are also required to indemnify WebBank for certain liabilities that may arise from the lending programs. If Marketing Partners are unable or unwilling to satisfy their indemnification obligations, then WebBank would face increased risk from liability for claims made in private litigation or regulatory enforcement actions. Marketing Partners may rely on outside sources of capital to meet their obligations. Market conditions and other factors may affect the availability of capital for Marketing Partners. The availability of capital may also affect the volume of loans that can be originated through WebBank's lending programs. In recent periods, the availability of capital has been more limited for several of WebBank's Marketing Partners, resulting in a decrease in loan volume and a negative impact on WebBank's business.

Economic downturns could disrupt and materially harm our businesses.

Negative trends in the general economy, including rising interest rates and commodity prices, could cause a downturn in the markets for our products and services. A significant portion of our revenues in the Diversified Industrial segment are received from customers in transportation, oil & gas exploration, and construction-related industries, which have experienced significant financial downturns in the past. These industries are cyclical and demand for their products tends to fluctuate due to changes in national and global economic conditions, availability of credit and other factors. A worsening of customer demand in these industries would adversely affect our revenues, profitability, operating results and cash flows. In our Energy segment, the level of oil & natural gas exploration and production activity in the U.S. is affected by the price of oil. Reduced discovery rates of new oil & natural gas reserves, or a decrease in the development rate of reserves in our market areas, weakness in oil & natural gas prices, or our customers' perceptions that oil & natural gas prices will decrease in the future, could result in a reduction in the utilization of our equipment and result in lower revenues or rates for the services of our Energy segment. Our customers' willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by many factors over which we have no control. Our Financial Services segment could be impacted by tightening of the credit markets and other general economic declines that could result in a decrease in lending and demand for consumer loans. We may also experience a slowdown if some customers experience difficulty in obtaining adequate financing due to tightness in the credit markets. Furthermore, the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers. Our assets may also be impaired or subject to write-down or write-off as a result of these conditions. These adverse effects would likely be exacerbated if global economic conditions worsen, resulting in wide-ranging, adverse and prolonged effects on general business conditions, and materially and adversely affect our operations, financial results and liquidity.

Our subsidiaries do not have long-term contracts with all of their customers, and the loss of customers with which we do not have long-term contracts could materially adversely affect our financial condition, business and results of operations.

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

The nature of our businesses and our investment strategies expose us to various litigation matters. We contest these matters vigorously and make insurance claims where appropriate. However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of any litigation. These lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management's attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial condition. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in legal proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our consolidated financial statements, record estimates or reserves for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial condition in any particular period. Although we make accruals as we believe warranted, the amounts that we accrue could vary significantly from any amounts we actually pay due to the inherent uncertainties in the estimation process. See the "Litigation Matters" included in Note 19 - "Commitments and Contingencies" to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Report for additional information.

Our internal controls over financial reporting may not be effective, and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC thereunder ("Section 404"). Section 404 requires us to report on the design and effectiveness of our internal controls over financial reporting. Section 404 also requires an independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls. There can be no assurance that our independent registered public accounting firm will issue an unqualified report attesting to our internal controls over financial reporting. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements or our consolidated financial statements could change.

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

Warren G. Lichtenstein, our Executive Chairman and a substantial unitholder, is the Chief Executive Officer of our Manager. As of December 31, 2018, Mr. Lichtenstein directly owned approximately 4.1% of our outstanding common units. In addition, affiliates of our Manager, including Mr. Lichtenstein, beneficially own approximately 55.5% of our outstanding common units, although Mr. Lichtenstein disclaims beneficial ownership of any common units not directly held by him. We have entered into transactions and/or agreements with these entities. There can be no assurance that such entities will not have interests in conflict with our own.

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

The Manager receives a fee ("Management Fee") at an annual rate of 1.5% of total partners' capital. Our total partners' capital will be impacted by the performance of our businesses and other businesses we may acquire in the future, as well as the issuance of additional common or preferred units. Changes in our total partners' capital and in the resulting Management Fee could be significant, resulting in a material adverse effect on our results of operations. In addition, if our performance declines, assuming our total partners' capital remains the same, the Management Fee will increase as a percentage of our income. In addition, SPH SPV-I LLC, an affiliate of the Manager, holds partnership profits interests in the form of incentive units which entitle the holder generally to share in 15% of the increase in the equity value of the Company, as calculated for the twenty trading days prior to each year end. The incentive units' share of such appreciation is reflected by classifying a portion of the incentive units as Class C units of the Company. Any issuance of such Class C units will result in dilution to existing limited partners' holdings in the Company.

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

The Company operates, for U.S. federal income tax purposes, as a partnership and not a publicly traded partnership taxable as a corporation. Our common unitholders will be subject to U.S. federal, state, local and possibly, in some cases, foreign income tax on their allocable share of our taxable income, whether or not they receive cash distributions from us. Any future determination to declare dividends on the Company's common units will remain at the discretion of the Board of Directors and is separately determined regardless of the allocation of taxable income. Accordingly, our common unitholders may be required to make tax payments in connection with their ownership of common units that significantly exceed their cash distributions in any given year.

The Centralized Partnership Audit Regime may subject unitholders to IRS initiated tax adjustments for prior years on their personal tax returns.

For tax years beginning on or after January 1, 2018, the Company is subject to partnership audit rules enacted as part of the Bipartisan Budget Act of 2015 ("Centralized Partnership Audit Regime"). Under the Centralized Partnership Audit Regime, any Internal Revenue Service ("IRS") audit of the Company would be conducted at the Company level, and if the IRS determines an adjustment, the default rule is that the Company would pay an "imputed underpayment" including interest and penalties, if applicable. The Company may instead elect to make a "push-out" election, in which case the partners for the year that is under audit would be required to take into account the adjustments on their own personal income tax returns.

Newly enacted U.S. government tax reform could have a negative impact on the results of future operations.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act ("Act") was enacted which contained substantial changes to the Code, some of which could have an adverse effect on our business. Among other things, the Act (i) reduces the U.S. corporate income tax rate from 35% to 21% beginning in 2018, (ii) generally will limit annual deductions for interest net expense to no more than 30% of our "adjusted taxable income," plus 100% of our business interest income for the year, and (iii) will permit a taxpayer to offset only 80% (rather than 100%) of its taxable income with any U.S. net operating losses ("NOLs") generated for taxable years beginning after 2017. The U.S. Department of the Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. While the U.S. Department of the Treasury has issued some proposed regulations since the enactment of the Act, additional guidance is likely forthcoming. The measurement period allowed by SEC Staff Accounting Bulletin No. 118 has closed during the fourth quarter of 2018 in which we recorded an income tax benefit of $1,896 related to the one-time mandatory repatriation tax. The prospects of supplemental legislation or regulatory processes to address uncertainties that arise because of the Act, or evolving technical interpretations of the tax law, may cause our consolidated financial statements to be impacted in the future. We will continue to analyze the effects of the Act as subsequent guidance continues to emerge.

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

NOLs may be carried forward to offset federal and state taxable income in future years and reduce the amount of cash paid for income taxes otherwise payable on such taxable income, subject to certain limits and adjustments. If fully utilized, our subsidiaries' NOLs and other carryforwards could provide them with significant tax savings in future periods. Their ability to utilize these tax benefits in future years will depend upon their ability to generate sufficient taxable income and to comply with the rules relating to the preservation and use of NOLs, as well as potential future changes in tax laws. The potential benefit of the NOLs and other carryforwards may be limited or permanently lost as a result of the following:

•
the inability to generate sufficient taxable income in future years to use such benefits before they expire as NOLs generated for taxable years ending on or before December 31, 2017 have a limited carryforward period;

•
a change in control of our subsidiaries that would trigger limitations on the amount of taxable income in future years that may be offset by NOLs and other carryforwards that existed prior to the change in control; and

•	examinations and audits by the IRS and other taxing authorities could reduce the amount of NOLs and other credit carryforwards that are available for future years.

Certain of our subsidiaries maintain valuation allowances against their NOLs and other carryforwards due to uncertainty regarding their ability to generate sufficient taxable income in future periods. Their inability to utilize the NOLs and other carryforwards could result in increased cash payments for taxes in future periods.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Diversified Industrial Segment

As of December 31, 2018, the Diversified Industrial segment had 32 active operating plants in the United States, Canada, China, United Kingdom, Germany, France and Mexico, with a total area of approximately 3,143,991 square feet, including warehouse, office, sales, service and laboratory space. The Diversified Industrial segment also owns or leases sales, service, office and warehouse facilities at 26 other locations in the United States, United Kingdom, Canada, Germany, France, Italy, Poland, Netherlands, Singapore and China which have a total area of approximately 591,926 square feet, and owns or leases 4 non-operating locations with a total area of approximately 680,743 square feet. Manufacturing facilities are located in: Camden, Delaware; Brewster, New York; Bristol, Pennsylvania; Addison, Illinois; Evansville and Osgood, Indiana; Agawam and Billerica, Massachusetts; Rockford and Montevideo, Minnesota; Arden and Statesville, North Carolina; Anderson, South Carolina; Kenosha and Cudahy, Wisconsin; Warwick, Rhode Island; Lawrence, Kansas; Toronto, Canada; Matamoros, Mexicali and Tecate, Mexico; Welham Green, Gwent, Poynton, and Livingston, United Kingdom; Freiburg, Germany; Riberac, France; and Xianghe and Suzhou, China. The following plants are leased: both Tecate plants, Addison, Kenosha, Arden, Rockford, one of two Matamoros plants, Mexicali, Freiburg, Xianghe and Suzhou plants. The other plants are owned. The Diversified Industrial segment considers its manufacturing plants and service facilities to be well maintained and efficiently equipped, and therefore suitable for the work being done. The productive capacity and extent of utilization of its facilities is dependent in some cases on general business conditions and in other cases on the seasonality of the utilization of its products. Capacity can be expanded at some locations.

Energy Segment

As of December 31, 2018, the Energy business owns 3 buildings in Williston, North Dakota, including one that serves as its headquarters and operations hub in the Bakken basin along with separate buildings with office and shop space, 3 buildings in Farmington, New Mexico which serve as office and shop space, and a non-operating location in Arnegard, North Dakota. The Energy business also owns office and shop space in Texas that serves as its operations hub in the Permian basin. The Energy business leases shop space and office space in other locations under month-to-month arrangements on an as-needed basis, and owns and leases housing for temporary living arrangements for certain of its employees.

Steel Sports has a lease for approximately 28 acres of land in Yaphank, New York for its baseball services operation. Steel Sports also has a lease for office space in Cedar Knolls, New Jersey which serves as the headquarters for its youth soccer operation, and also has leases in various states for small administrative offices to support the soccer operation.

Financial Services

As of December 31, 2018, WebBank leases 23,476 square feet of office space headquartered in Salt Lake City, Utah. WebBank also leases office space in New Jersey. WebBank believes that these facilities are adequate for its current needs and that suitable additional space will be available as required.

Corporate and Other

As of December 31, 2018, Steel Services leases 15,660 square feet of office space headquartered in New York, New York and leases 3,082 square feet of office space in Hermosa Beach, California.

Item 3. Legal Proceedings

The information set forth under Note 19 - "Commitments and Contingencies" to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see also Part I, Item 1A, Risk Factors, of this Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All monetary amounts in this section are in thousands, except for common unit and per common unit data.

Market Information

As of December 31, 2018, we had 25,294,003 common units issued and outstanding. Our common units, no par value, are quoted on the New York Stock Exchange under the symbol "SPLP."

Holders

As of December 31, 2018, there were approximately 102 unitholders of record.

Issuer Purchases of Equity Securities

In December 2016, the Board of Directors approved the repurchase of up to an aggregate of 2,000,000 of the Company's common units. In November 2018, the Board of Directors approved the repurchase of up to an additional 1,000,000 of the Company's common units (collectively, with the December 2016 approval, "Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. During the fourth quarter ended December 31, 2018, the Company purchased 500,384 units, and there remains 1,416,159 units that may yet be purchased under the Repurchase Program.

Item 6. Selected Financial Data

The following table contains our selected historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Annual Report on Form 10-K. The selected financial data as of and for the years ended December 31, 2018 and 2017 has been derived from our audited consolidated financial statements at those dates and for those periods, contained elsewhere in this Annual Report on Form 10-K. The historical selected financial data as of and for the years ended December 31, 2016, 2015 and 2014 has been derived from our audited consolidated financial statements adjusted for discontinued operations at those dates and for those periods, as applicable, not contained in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENT OF OPERATIONS DATA (a), (b)		Year Ended December 31,
(in thousands, except common unit and per common unit data)	2018	2017	2016	2015	2014
Revenue	$1,584,614	$1,372,027	$1,163,549	$965,059	$847,263
Net (loss) income from continuing operations	$(31,490)	$6,012	$2,571	$70,311	$(17,572)
Income from discontinued operations	—	—	—	86,257	10,304
Net (loss) income	(31,490)	6,012	2,571	156,568	(7,268)
Net (income) loss attributable to noncontrolling interests in consolidated entities	(1,114)	(6,028)	4,059	(19,833)	(287)
Net (loss) income attributable to common unitholders	$(32,604)	$(16)	$6,630	$136,735	$(7,555)
Net (loss) income per common unit - basic:
Net (loss) income from continuing operations	$(1.25)	$—	$0.25	$2.97	$(0.48)
Net income from discontinued operations	—	—	—	2.03	0.21
Net (loss) income attributable to common unitholders	$(1.25)	$—	$0.25	$5.00	$(0.27)
Basic weighted-average common units outstanding	25,984,185	26,053,098	26,353,714	27,317,974	28,710,220
Net (loss) income per common unit - diluted:
Net (loss) income from continuing operations	$(1.25)	$—	$0.25	$2.96	$(0.48)
Net income from discontinued operations	—	—	—	2.02	0.21
Net (loss) income attributable to common unitholders	$(1.25)	$—	$0.25	$4.98	$(0.27)
Diluted weighted-average common units outstanding	25,984,185	26,053,098	26,486,209	27,442,308	28,710,220

(a)
Statement of operations data includes the consolidation of the results of acquired entities, or their operating assets, from their respective acquisition dates: primarily, JPS Industries, Inc. on July 2, 2015, CoSine Communications, Inc. and API Group plc ("API") on January 20, 2015 and April 17, 2015, respectively, SL Industries, Inc. on June 1, 2016, Electromagnetic Enterprise division of Hamilton Sundstrand

Corporation on September 30, 2016, Hazen Paper Company and Amsterdam Metallized Products B.V. on July 27, 2016 and December 1, 2016, respectively, Basin Well Logging Wireline Services, Inc. ("Basin") in May 2017, and Dunmore and PST Group, Inc. ("PST") on February 16, 2018 and June 1, 2018, respectively.

(b)
Effective January 1, 2018 upon adoption of Accounting Standards Update No. ("ASU") 2016-01, unrealized gains or losses on equity securities are no longer recorded in Accumulated other comprehensive income (loss) on the consolidated balance sheet, but are instead recorded in Realized and unrealized losses (gains) on securities, net in the consolidated statement of operations. Realized and unrealized losses (gains) on securities, net totaled $62,586 for 2018, as compared to $(790) for 2017.

BALANCE SHEET DATA	December 31,
(in thousands, except per common unit data)	2018	2017	2016	2015	2014
Cash and cash equivalents	$334,884	$418,755	$450,128	$185,852	$188,983
Marketable securities	1,439	58,313	53,650	80,842	138,457
Long-term investments	258,044	236,144	120,066	167,214	311,951
Total assets	2,356,059	2,164,040	1,967,115	1,684,773	1,490,497
Long-term debt (a)	478,096	412,584	330,126	235,913	295,707
SPLP Partners' capital	515,651	546,103	548,741	558,034	494,859
SPLP Partners' capital per common unit	20.39	20.73	20.98	20.95	17.95
Dividends declared per common unit	—	—	0.15	—	—

(a)	Excludes the current portion of long-term debt, which totaled $799, $459, $62,928, $2,176 and $19,592 at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto that are available elsewhere in this Annual Report on Form 10-K. The following is a discussion and analysis of SPLP's consolidated results of operations for the years ended December 31, 2018 and 2017. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Risk Factors" in Item 1A. All monetary amounts used in this discussion are in thousands except common and preferred unit and per common and preferred unit amounts.

Business Segments

SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other, which are managed separately and offer different products and services. For a more complete description of the Company's segments, see Item 1 - "Business - Products and Product Mix" found elsewhere in this Form 10-K.

Recent Developments

Below is a summary of recent developments that have impacted the Company in 2018 and early 2019. For additional discussion of these matters, please see the Company's Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Report.

•
On February 16, 2018, the Company completed the Dunmore acquisition for a purchase price of $69,604, which includes assumed debt and is subject to an earn-out based on future earnings during the period from January 1, 2018 through December 31, 2019. Dunmore manufactures and distributes coated, laminated and metallized films for engineered applications in the imaging, aerospace, insulation and solar photo-voltaic markets and also provides products for custom and special applications.

•
During 2018, the Company entered into purchase agreements with minority stockholders of its subsidiary, WebFinancial Holding Corporation ("WFHC"), pursuant to which the Company purchased shares of common and preferred stock of WFHC in exchange for aggregate consideration totaling approximately $20,680, comprised of cash of $13,708, 185,407 SPLP common units and 186,271 SPLP preferred units. WFHC is the parent of WebBank, API and Dunmore. As a result of these transactions, the Company now owns 100% of WFHC.

•
On June 1, 2018, the Company completed the acquisition of PST for approximately $4,620. PST manufactures precision-engineered threaded components and custom ball screw assemblies, providing linear motion and power transmission solutions across a range of industries.

•	On December 31, 2018, the Company increased its ownership in iGo, Inc. ("iGo") from 45.8% to 80.2% by contributing its Kasco business to iGo in exchange for newly issued shares of iGo common stock.

•
WebBank entered into a definitive agreement in December 2018 to purchase National Partners PFco, LLC, a national insurance premium finance company. The transaction is expected to close in early 2019, subject to regulatory approval.

•	The Company made investments totaling $76,261 in Babcock & Wilcox Enterprises, Inc. ("BW") shares during 2018, increasing its ownership in BW to approximately 17.8%.

•
In both 2018 and early 2019, the Company entered into amendments to its senior secured revolving credit facility to increase availability, allowing for continued growth through strategic acquisitions and other investments.

•
Throughout 2018, the Company continued its focus to optimize infrastructure costs, consolidating operations in both its Electrical Products and Packaging businesses. Continued focus on cost reduction and organic growth through new product development will be critical given recent sales declines in the Packaging business discussed further below.

•
We made investments in capital projects totaling $47,085, including expenditures associated with the aforementioned plant consolidations, as well as upgrades in our information technology infrastructure as we continue to automate our operations.

•
In November 2018, the Board of Directors approved the repurchase of up to an additional 1,000,000 of the Company's common units. During 2018, the Company purchased 1,274,161 common units for an aggregate price of approximately $21,202.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017
Revenue	$1,584,614	$1,372,027
Cost of goods sold	1,109,978	958,490
Selling, general and administrative expenses	352,794	337,719
Asset impairment charges	8,108	2,028
Interest expense	39,234	22,804
Realized and unrealized losses (gains) on securities, net	62,586	(790)
All other expenses, net	21,336	11,353
Total costs and expenses	1,594,036	1,331,604
(Loss) income before income taxes and equity method investments	(9,422)	40,423
Income tax provision	12,559	51,299
Loss (income) of associated companies, net of taxes	9,509	(16,888)
Net (loss) income	(31,490)	6,012
Net income attributable to noncontrolling interests in consolidated entities	(1,114)	(6,028)
Net loss attributable to common unitholders	$(32,604)	$(16)

Revenue

Revenue in 2018 increased $212,587, or 15.5%, as compared to 2017. Excluding growth from acquisitions of 5.2% and the favorable impact from changes in foreign exchange rates of 0.5%, partially offset by the effect of a decrease in average silver prices in the Diversified Industrial segment of 0.4%, revenue increased by 10.2%. The net revenue increase of 10.2% was due to increases across all of our segments. The acquisition growth was primarily due to the acquisitions of Dunmore (February 2018) and Basin (May 2017).

Cost of Goods Sold

Cost of goods sold in 2018 increased $151,488, or 15.8%, as compared to 2017 primarily due to increases in the Diversified Industrial and Energy segments. The increase in the Diversified Industrial segment was primarily due to higher sales volume and the Dunmore acquisition. The increase in the Energy segment was due to the overall revenue increase and the Basin acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") in 2018 increased $15,075, or 4.5%, as compared to 2017, primarily due to increases in the Diversified Industrial, Energy and Financial Services segments, partially offset by a decrease in the Corporate and Other segment. Excluding the Dunmore acquisition impact, the increase in the Diversified Industrial segment was primarily due to higher sales volume and costs incurred to consolidate certain operations, including footprint consolidation. The increase in the Energy segment was primarily due to higher sales volume and the Basin acquisition. The increase in the Financial Services segment was due to higher personnel expenses to support growth initiatives and increasing regulatory compliance. The decrease in the Corporate and Other segment was primarily due to the non-cash incentive unit expense of approximately $9,021 recorded in

2017, partially offset by a legal settlement recorded and higher professional fees in 2018. There was no incentive unit expense recorded in 2018.

Asset Impairment Charges

The asset impairment charges of $8,108 in 2018 were primarily associated with the loss of acquired customer relationships in the Company's Packaging business in its Diversified Industrial segment. In 2017, the Company recorded a non-cash impairment charge of $2,028 in its Energy segment related to an other-than-temporary impairment of a certain investment.

Interest Expense

Interest expense for the years ended December 31, 2018 and 2017 was $39,234 and $22,804, respectively. The higher interest expense in 2018 was primarily due to higher borrowing levels due to the Company's recent acquisitions and interest on SPLP's preferred units, which are classified as liabilities and issued primarily in 2017, as well as higher interest rates.

Realized and Unrealized Losses (Gains) on Securities, Net

Realized and unrealized losses (gains) on securities, net was a loss of $62,586 in 2018, as compared to a gain of $790 in 2017. The amounts are not comparable due to the required adoption of a new accounting standard, ASU 2016-01, on January 1, 2018 that requires equity investments, other than those accounted for under the traditional equity method of accounting, to be measured at their fair value with changes in fair value recognized in the consolidated statements of operations. The 2018 loss was principally driven by an unrealized loss on the Company's investment in BW shares. Prior to January 1, 2018, changes in fair value were reported in Accumulated other comprehensive income or loss on the consolidated balance sheets.

All Other Expenses, Net

All other expenses, net was unfavorable by $9,983 in 2018, as compared to 2017, primarily due to higher finance interest expense and higher provision for loan losses recorded in 2018 in the Financial Service segment, partially offset by higher income from investments and derivatives recorded in 2018, as compared to 2017.

Income Taxes

As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. The Company's tax provision represents the income tax expense or benefit of its consolidated corporate subsidiaries. For the year ended December 31, 2018, a tax provision of $12,559 was recorded, as compared to $51,299 in 2017. The Company recorded an income tax provision of approximately $58,717 in 2017 resulting from the one-time mandatory repatriation tax and the revaluation of our U.S. deferred tax assets and liabilities to reflect the 21% federal corporate tax rate enacted under the Act in December 2017. The Company recomputed its repatriation tax in 2018 and recorded an income tax benefit of $1,896 to reflect its revised estimate. However, significant losses incurred by a corporate subsidiary together with losses incurred by the limited partnership, a flow-through entity, for both of which no tax benefits have been recorded, resulted in a negative effective tax rate of 133.3% based on the consolidated loss before income taxes and equity method investments of $9,422 in 2018.

Loss (Income) of Associated Companies, Net of Taxes

The Company incurred a loss from associated companies, net of taxes of $9,509 in 2018, as compared to a gain of $16,888 in 2017. The year-over-year change is primarily due to unrealized mark-to-market adjustments for equity method investments that are accounted for using the fair value option. For the details of each of these investments and the related mark-to-market adjustments in both periods, see Note 10 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

Segment Analysis

	Year Ended December 31,
	2018	2017
Revenue:
Diversified industrial	$1,286,665	$1,156,187
Energy	175,950	135,461
Financial services	121,999	80,379
Total	$1,584,614	$1,372,027
Income (loss) before income taxes:
Diversified industrial	$42,661	$50,104
Energy	(6,342)	(21,514)
Financial services	54,544	41,328
Corporate and other	(109,794)	(12,607)
(Loss) income before income taxes	(18,931)	57,311
Income tax provision	12,559	51,299
Net (loss) income	$(31,490)	$6,012
Segment depreciation and amortization:
Diversified industrial	$59,582	$50,741
Energy	20,214	20,735
Financial services	397	294
Corporate and other	130	166
Total depreciation and amortization	$80,323	$71,936
(Loss) income of associated companies, net of taxes:
Energy	$(1,685)	$593
Corporate and other	(7,824)	16,295
Total	$(9,509)	$16,888

Diversified Industrial

Net sales in 2018 increased by $130,478, or 11.3%, as compared to 2017. The change in net sales reflects $64,501 in incremental sales associated with the Dunmore and PST (June 2018) acquisitions and the favorable impact from foreign exchange rates of $6,264, partially offset by a decrease of $5,648 as a result of lower average silver prices. Excluding the acquisitions, foreign exchange rate impact and change in silver prices, net sales increased by approximately $65,361 due to increased demand across all of our businesses in the segment, except for the Packaging business in 2018, as compared to 2017. The incremental revenue from 2018 was primarily driven by higher demand for our private label roofing products from the commercial roofing sector, and electrical products from the military and aerospace sectors, as well as the favorable impact from higher oil & gas prices.

Segment operating income in 2018 decreased by $7,443, or 14.9%, as compared to 2017, primarily due to the non-cash asset impairment charge in the Packaging business and costs incurred to consolidate certain operations. Excluding the Dunmore and PST acquisition impact, gross profit increased in the segment as a result of higher sales volume, and SG&A was higher, driven by higher sales volume and costs incurred to consolidate certain operations in our Packaging and Electrical Products businesses.

Energy

In 2018, net revenue increased $40,489, or 29.9%, as compared to 2017. The increase in net revenue, which includes incremental sales of approximately $6,447 from the Basin acquisition in May 2017, reflects an overall increase in the Company's energy business as the demand for services continued to improve in line with the increase in the North American oil & gas drilling rig count.

Segment operating loss in 2018 decreased $15,172, or 70.5%, as compared to 2017. The reduction in operating loss was primarily due to higher gross profit, partially offset by higher SG&A due to the higher sales volume and a loss from associated companies, which are principally valued using the fair value option. The increase in gross profit was primarily the result of the increase in net revenue recorded in 2018, as compared to 2017.

Financial Services

Revenue in 2018 increased $41,620, or 51.8%, as compared to 2017. The increase was due to higher interest income driven by larger outstanding loan receivable balances and increased volume in lending programs, as compared to 2017.

Segment operating income in 2018 increased $13,216, or 32.0%, as compared to 2017. The increase was due to the impact of the higher revenue discussed above, partially offset by higher SG&A, driven by higher personnel expenses to support growth initiatives and the continued expansion of WebBank's compliance and oversight group to meet increasing regulatory expectations. In addition, the provision for loan losses increased $13,419 and finance interest expense increased $5,603 in 2018, as compared to 2017. The higher provision for loan losses was to support growth of consumer and small business loans held to maturity, and the higher finance interest expense was due to a larger deposit balance to support loan growth and an increase in interest rates.

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

	Year Ended December 31,
	2018			2017
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$396,538	$59,234	14.9%	$225,740	$28,396	12.6%
Held-to-maturity securities	40,286	1,323	3.3%	19,677	614	3.1%
Available-for-sale investments	2,624	64	2.4%	812	17	2.1%
Federal funds sold	3,047	49	1.6%	1,879	15	0.8%
Interest bearing deposits	234,198	4,026	1.7%	218,700	2,231	1.0%
Total interest-earning assets	676,693	64,696	9.6%	466,808	31,273	6.7%
Non interest-earning assets	17,965			15,361
Total assets	$694,658			$482,169
Interest-bearing liabilities:
Savings accounts	$99,809	1,062	1.1%	$84,244	406	0.5%
Time deposits	460,201	9,226	2.0%	290,734	4,279	1.5%
Total interest-bearing liabilities	560,010	10,288	1.8%	374,978	4,685	1.3%
Other non interest-bearing liabilities	12,737			9,930
Total liabilities	572,747			384,908
Shareholder's equity	121,911			97,261
Total liabilities and shareholder's equity	$694,658			$482,169
Net interest income		$54,408			$26,588
Spread on average interest-bearing funds			7.7%			5.4%
Net interest margin			8.0%			5.7%
Return on assets			6.4%			5.7%
Return on equity			36.5%			28.3%
Equity to assets			17.5%			20.2%

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

	Year Ended December 31,
	2018 vs 2017			2017 vs 2016
	Increase/(Decrease)			Increase/(Decrease)
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
Earning assets:
Loans receivable	$24,713	$6,125	$30,838	$1,591	$(399)	$1,192
Held-to-maturity securities	675	34	709	344	(53)	291
Available-for-sale investments	44	3	47	5	(1)	4
Federal funds sold	13	21	34	4	9	13
Interest bearing deposits	168	1,627	1,795	670	842	1,512
Total earning assets	25,613	7,810	33,423	2,614	398	3,012
Savings accounts	87	569	656	36	247	283
Time deposits	3,052	1,895	4,947	1,164	643	1,807
Total funds	3,139	2,464	5,603	1,200	890	2,090
Net variance	$22,474	$5,346	$27,820	$1,414	$(492)	$922

Balance Sheet Analysis

Loan Portfolio

As of December 31, 2018, net loans accounted for 58% of WebBank's total assets compared to 43% at the end of 2017. The following table presents WebBank's loans outstanding by type of loan as of December 31, 2018 and the five most recent year-ends.

	As of December 31,
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Commercial - owner occupied	$252	0.1%	$272	0.1%	$604	0.4%	$1,542	0.7%	$1,650	1.4%
Commercial - other	380	0.1%	296	0.1%	266	0.2%	281	0.1%	264	0.2%
Total real estate loans	632	0.2%	568	0.2%	870	0.6%	1,823	0.8%	1,914	1.6%
Commercial and industrial	146,758	28.0%	84,726	30.8%	50,564	32.6%	66,253	29.1%	75,706	63.9%
Consumer loans	188,391	35.9%	53,238	19.3%	22,805	14.7%	—	—%	—	—%
Loans held for sale	188,143	35.9%	136,773	49.7%	80,692	52.1%	159,592	70.1%	40,886	34.5%
Total loans	523,924	100.0%	275,305	100.0%	154,931	100.0%	227,668	100.0%	118,506	100.0%
Less:
Deferred fees and discounts	—		—		—		(15)		(20)
Allowance for loan losses	(17,659)		(5,237)		(1,483)		(630)		(557)
Total loans receivable, net	$506,265		$270,068		$153,448		$227,023		$117,929

The following table includes a maturity profile for the loans that were outstanding at December 31, 2018:

Due During Years Ending December 31,	Real Estate	Commercial & Industrial	Consumer	Loans Held for Sale
2019	$—	$81,507	$89,899	$188,143
2020-2023	632	41,309	98,492	—
2024 and following	—	23,942	—	—
Total	$632	$146,758	$188,391	$188,143

Nonperforming Lending Related Assets

Total nonaccrual loans were $0 at December 31, 2018 and 2017.

	As of December 31,
	2018	2017	2016	2015	2014
Non-accruing loans:
Commercial real estate - owner occupied	$—	$—	$—	$341	$374
Commercial and industrial	—	—	—	2	16
Total	—	—	—	343	390
Accruing loans delinquent:
90 days or more	3,326	2,658	3	—	52
Total	3,326	2,658	3	—	52
Foreclosed assets:
Commercial real estate - owner occupied	—	—	—	11	111
Total	—	—	—	11	111
Total non-performing assets	$3,326	$2,658	$3	$354	$553
Total as a percentage of total assets	0.4%	0.4%	—%	0.1%	0.2%

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

	As of December 31,
	2018	2017	2016	2015	2014
Balance at beginning of period	$5,237	$1,483	$630	$557	$424
Charge offs:
Commercial and industrial	(2,772)	(933)	—	—	(3)
Other	(4,549)	(1,214)	—	—	—
Total charge offs	(7,321)	(2,147)	—	—	(3)
Recoveries:
Commercial real estate - owner occupied	20	17	14	25	65
Commercial real estate - other	—	—	35	44	40
Commercial and industrial	272	142	30	54	81
Other	393	103	—	—	—
Total recoveries	685	262	79	123	186
Net (charge offs) recoveries	(6,636)	(1,885)	79	123	183
Additions charged to operations	19,058	5,639	774	(50)	(50)
Balance at end of period	$17,659	$5,237	$1,483	$630	$557
Ratio of net charge offs during the period to average loans outstanding during the period	1.7%	0.8%	—%	(0.1)%	(0.2)%

The distribution of WebBank's allowance for losses on loans at the dates indicated is summarized as follows:

	As of December 31,
	2018		2017		2016		2015		2014
	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans
Commercial real estate - owner occupied	$19	—%	$6	0.1%	$22	0.4%	$39	0.7%	$64	1.4%
Commercial real estate - other	7	0.1%	7	0.1%	7	0.2%	9	0.1%	12	0.2%
Commercial and industrial	6,165	28.0%	2,800	30.8%	880	32.6%	582	29.1%	481	63.9%
Other consumer loans	11,468	36.0%	2,424	19.3%	574	14.7%	—	—	—	—%
Loans held for sale	—	35.9%	—	49.7%	—	52.1%	—	70.1%	—	34.5%
Total loans	$17,659	100.0%	$5,237	100.0%	$1,483	100.0%	$630	100.0%	$557	100.0%

Corporate and Other

Segment operating loss increased $97,187 in 2018, as compared to 2017, as a result of higher losses in 2018 driven by unrealized losses on equity investments, which are recorded in earnings since the adoption of ASU 2016-01 on January 1, 2018, as well as higher interest expense, primarily due to interest expense recorded on the SPLP preferred units issued in 2017, partially offset by lower SG&A and higher other income. The lower SG&A was primarily due to non-cash incentive unit expense of approximately $9,021 recorded in 2017, partially offset by a legal settlement recorded and higher professional fees in 2018. There was no incentive unit expense recorded in 2018.

For additional information on the adoption of ASU 2016-01, see Note 2 - "Summary of Significant Accounting Policies" and Note 10 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Net cash provided by (used in) operating activities	$52,751	$(15,770)
Net cash used in investing activities	(366,429)	(169,628)
Net cash provided by financing activities	226,621	155,889
Net change for the period	$(87,057)	$(29,509)

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2018 was $52,751. Net loss of $31,490 was impacted by certain non-cash items and a net unfavorable change of $88,843 relating to certain operating assets and liabilities. The net change in operating assets and liabilities was primarily due to an increase of $51,370 in loans held for sale due to the timing of loan originations, which can vary significantly from period-to-period since these loans are typically sold after origination, as well as the level of activity at WebBank, an increase of $19,625 in trade and other receivables due to timing of receipts, an increase in inventories of $7,415 to support sales growth in the Diversified Industrial segment, and an increase in prepaid expenses and other assets of $7,851.

Net cash used in operating activities for the year ended December 31, 2017 was $15,770. Net income of $6,012 was impacted by certain non-cash items and a net unfavorable change of $132,576 relating to certain operating assets and liabilities. The net change in operating assets and liabilities was primarily due to an increase of $56,081 in loans held for sale due to the timing of loan originations, which can vary significantly from period-to-period since these loans are typically sold after origination, as well as the level of activity at WebBank, an increase of $22,842 in trade and other receivables due to timing of receipts, an increase in inventories of $21,683 to support sales growth in the Diversified Industrial segment, a decrease in prepaid expenses and other assets of $4,281, a decrease of $36,251 in accounts payable, accrued and other liabilities due primarily to higher pension contributions and timing of payments.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 was $366,429. Significant items included purchases of property, plant and equipment of $47,085, an increase in loan originations, net of collections of $203,885, primarily due to larger outstanding loan balances, and net cash paid for acquisitions of $62,683, primarily for the Dunmore acquisition, as well as net purchases of investments of $59,369, including the Company's investments in BW shares, partially offset by proceeds from the sales of assets of $5,909. The Company's investments in BW shares totaled $76,261 in 2018.

Net cash used in investing activities for the year ended December 31, 2017 was $169,628. Significant items included purchases of property, plant and equipment of $54,737, an increase in loan originations, net of collections, of $66,177, net payments related to investment activities of $26,690, as well as the purchase of Steel Connect, Inc. ("STCN") convertible preferred stock for $35,000, partially offset by proceeds from sale of assets of $14,991.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 was $226,621, including net revolver borrowings of $65,315 and a net increase in WebBank's deposits of $200,311. These increases were partially offset by cash used to purchase the Company's common units of $21,202 and $18,068 used to purchase subsidiary shares from noncontrolling interests, primarily the acquisition of WFHC shares.

Net cash provided by financing activities for the year ended December 31, 2017 was $155,889, including net revolver borrowings of $67,864 and a net increase in WebBank's deposits of $145,395. These increases were partially offset by domestic term loan repayments of $47,993, cash used to purchase the Company's common units of $5,188, as well as payment of financing-related fees of $5,663.

LIQUIDITY AND CAPITAL RESOURCES

SPLP (excluding its operating subsidiaries, "Holding Company") is a diversified global holding company with assets that principally consist of the stock of its direct subsidiaries, equity method and other investments, and cash and cash equivalents. The Company works with its businesses to enhance the liquidity and operations of its businesses and increase long-term value for its unitholders and stakeholders through balance sheet improvements, capital allocation policies, and operational and growth initiatives, which are further described in Item 1 - "Business - Business Strategy."

On January 31, 2019, the Company entered into an amendment to its senior secured revolving credit facility ("Credit Agreement") to increase the Company's borrowing capacity. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, as defined in the Credit Agreement. The amendment increased the allowable leverage by 0.25 "turns" on a permanent basis through the maturity of the Credit Agreement and converted $200,000 of the revolving credit commitments into a term loan with quarterly amortization equating to 5.0% per annum, resulting in a $500,000 revolving credit facility going forward. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial covenants at December 31, 2018. There can be no assurances that the Company will continue to have access to this line of credit if its financial performance does not satisfy the financial covenants set forth in the Credit Agreement. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire, with all amounts outstanding due and payable, on November 14, 2022.

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

As of December 31, 2018, the Company's working capital was $422,374, as compared to working capital of $513,689 as of December 31, 2017. As of December 31, 2018, the availability under the Credit Agreement was approximately $42,900. During the years ended December 31, 2018 and 2017, capital expenditures were $47,085 and $54,737, respectively. The Company currently expects full year capital expenditures in the range of $41,000 to $52,000 in 2019. The Company and its subsidiaries have ongoing commitments as noted in the table below. These commitments include funding of the minimum requirements of its subsidiaries' pension plans. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $242,088 and $286,454 in cash at the Federal Reserve Bank and in its Federal Funds account at its correspondent banks at December 31, 2018 and 2017, respectively. WebBank had $35,000 and $30,000 in lines of credit from its correspondent banks at December 31, 2018 and 2017, respectively. WebBank had $71,345 and $59,514 available from the Federal Reserve discount window at December 31, 2018 and 2017, respectively. WebBank had a total of $348,433 and $375,968 in cash, lines of credit and access to the Federal Reserve Bank discount window at December 31, 2018 and 2017, respectively, which represents approximately 40.0% and 59.8%, respectively, of WebBank's total assets.

Contractual Commitments and Contingencies

Our consolidated contractual obligations as of December 31, 2018 are identified in the table below:

	Payments Due By Period
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter	Total
Debt obligations (a)	$3,893	$4,529	$473,567	$—	$481,989
Estimated interest expense (a), (b)	23,985	47,446	21,653	—	93,084
Deposits (c)	431,959	279,352	—	—	711,311
Operating lease obligations	14,280	20,106	10,037	17,867	62,290
Capital lease obligations	1,419	2,466	2,280	681	6,846
Minimum pension contributions (d)	34,287	70,474	66,826	23,700	195,287
Preferred unit liability (e)	—	40,000	—	—	40,000
Total	$509,823	$464,373	$574,363	$42,248	$1,590,807

(a)
Assumes repayment of the $472,495 balance outstanding on the Credit Agreement as of December 31, 2018 on its November 14, 2022 contractual maturity date. The outstanding balance on SPLP's Credit Agreement will fluctuate before maturity, and the repayment dates and amounts may differ. The January 2019 amendment to the Company's Credit Agreement will add the following principal repayment requirements, which are not reflected in the table above: $7,500 in 2019 and $10,000 in each of 2020, 2021 and 2022.

(b)
Estimated interest expense does not include non-cash amortization of debt issuance costs, which is included in interest expense in the Company's consolidated financial statements. The interest rates used to estimate future interest expense were based on interest rates at December 31, 2018. As the majority of the Company's long-term debt bears interest at variable rates, any future interest rate fluctuations will impact future cash payments.

(c)	Excludes interest. The average interest rate on deposits at December 31, 2018 was 2.23% and interest rates ranged from 0.00% to 3.23%.

(d)
Represents total expected required minimum pension plan contributions to the Company's significant pension plans for 2019, 2020, 2021, 2022, 2023 and for the five years thereafter. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described elsewhere in this Annual Report on Form 10-K, as well as other changes such as any plan termination or other acceleration events. The Company's other pension and post-retirement obligations are not significant individually or in the aggregate.

(e)
Represents redemption of 1,600,000 6.0% Series A preferred units, no par value, on the third anniversary of the original issuance date of the SPLP preferred units (February 7, 2020) at a redemption price equal to the liquidation preference value of $25 per unit, in cash. In addition to the amount in the table above, the Partnership Agreement also specifies that if the SPLP preferred units are not redeemed earlier, then on the ninth anniversary of the original issuance date (February 7, 2026), the remaining SPLP preferred units will be redeemed. The redemption price will be $25 per unit in cash or in common units or a combination thereof, at the sole discretion of the Company's Board of Directors. Upon redemption, the holders of the SPLP preferred units will also receive any accumulated and unpaid distributions as of the redemption date. The SPLP preferred units entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution, if and when declared at the discretion of the Company's Board of Directors.

Environmental Liabilities

Certain of the Company's facilities are subject to environmental remediation obligations. The Company has estimated its liability to remediate these sites and has recorded $14,960 at December 31, 2018. For further discussion regarding these commitments, among others, see Note 19 - "Commitments and Contingencies" to the Company's consolidated financial statements found elsewhere in this Form 10-K.

Deposits

Deposits at WebBank at December 31, 2018 and 2017 were as follows:

	2018	2017
Current	$431,959	$305,207
Long-term	279,352	205,793
Total	$711,311	$511,000

The increase in deposits at December 31, 2018, as compared to 2017, is due to WebBank's asset growth. The average original maturity for time deposits at December 31, 2018 was 23 months, as compared to 27 months at December 31, 2017.

The following table details the maturity of time deposits as of December 31, 2018:

	Maturity
	< 3 Months	3 to 6 Months	6 to 12 Months	> 12 Months	Total
Certificate of deposits less than $100	$55,000	$83,009	$147,750	$279,352	$565,111
Certificate of deposits of $100 or more	6,288	4,656	13,874	—	24,818
Total certificates of deposits	$61,288	$87,665	$161,624	$279,352	$589,929

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

WebBank is a party to financial instruments with off-balance sheet risk. In the normal course of business, these financial instruments include commitments to extend credit in the form of loans as part of WebBank's lending arrangements with Marketing Partners. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the Company's consolidated balance sheets. The contractual amounts of those instruments reflect the extent of involvement WebBank has in particular classes of financial instruments.

At December 31, 2018 and 2017, WebBank's undisbursed commitments under these instruments totaled $130,697 and $148,529, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria established by WebBank through one of WebBank's lending agreements with Marketing Partners, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee, and in some cases are subject to ongoing adjustment by WebBank. Since certain of the commitments are expected to expire without the credit being extended, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each prospective borrower's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by WebBank upon extension of credit, is based on management's credit evaluation of the borrower and WebBank's Marketing Partner.

WebBank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. WebBank uses the same credit policy in making commitments and conditional obligations as it does for on-balance sheet instruments.

Critical Accounting Policies

The Company's discussion and analysis of financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in conformity with U.S. GAAP. Preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Note 2 - "Summary of Significant Accounting Policies" to the Company's consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following is a discussion of the critical accounting policies and methods used by the Company.

Goodwill and Other Intangible Assets, Net

Goodwill, which is not amortized, represents the difference between the purchase price and the fair value of identifiable net assets acquired in a business combination. We review goodwill for impairment annually in the fourth quarter, and test for impairment during the year if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Examples of such events would include pertinent macroeconomic conditions, industry and market considerations, overall financial performance and other factors. An entity can choose between using the Step 0 approach or the Step 1 approach.

For the Step 0 approach, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity has an unconditional option to bypass the Step 0 assessment for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the Step 0 assessment in any subsequent period.

For the Step 1 approach, which is a quantitative approach, the Company will calculate the fair value of a reporting unit and compare it to its carrying amount. There are several methods that may be used to estimate a reporting unit's fair value, including the income approach, the market approach and/or the cost approach. If the fair value of a reporting unit exceeds its carrying amount, there is no indication of impairment and further testing is not required. If the carrying amount of a reporting unit exceeds its fair value, then a second step of testing is required. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.

For 2018, the Company utilized the Step 0 approach for all of its reporting units, except for the Packaging business within its Diversified Industrial segment. Based on its qualitative assessment, the Company does not believe that it is more likely than not that the fair value of any of its reporting units tested under this approach is less than its carrying value. The Company performed a quantitative assessment of goodwill associated with its Packaging business due to a decline in market conditions and lower demand for certain of the Packaging business' product lines. The assessment was based on a combination of income and market approaches to estimate the fair value of the reporting unit, which indicated that the fair value of this reporting unit exceeded its carrying value by approximately 21.9%. The carrying value and goodwill associated with the Packaging business were approximately $160,951 and $40,827, respectively, at December 31, 2018. Significant assumptions used in the discounted cash flow analysis included expected future earnings and cash flows, which are based on management's current expectations, as well as the related risk-adjusted discount rate used to estimate fair value. At December 31, 2018, the goodwill related to the Packaging business, and associated intangible assets, are at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to further declines in market conditions or customer demand.

For 2017, the Company utilized the Step 0 approach for all of its reporting units to assess goodwill, and there were no goodwill impairment charges recorded as a result of the assessment.

For definite-lived intangible assets, the Company evaluates the carrying value of such assets when circumstances indicate the carrying amount may not be recoverable. Conditions that could have an adverse impact on the cash flows and fair value of the long-lived assets are deteriorating business climate, condition of the asset or plans to dispose of the asset before the end of its useful life. If the assets' carrying values exceed the sum of the undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying values exceeds their fair values. The Company performs such assessments at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally at the plant level, operating company level or the reporting unit level, depending on the level of interdependencies in the Company's operations. During 2018, the Company recorded non-cash impairment charges totaling approximately $7,600, calculated using the income approach, primarily associated with the loss of acquired customer relationships in the Company's Packaging business.

Intangible assets with indefinite lives, which are only within the Diversified Industrial segment, are tested for impairment at least annually, or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Companies can use the same two testing approaches for indefinite-lived intangibles as for goodwill. For 2018 and 2017, the Company utilized the Step 0 approach to assess its intangible assets with indefinite lives as of December 31, and the results indicated no impairment in either of these years.

Pension and Other Post-Retirement Benefit Costs

Some of the Company's subsidiaries maintain qualified and non-qualified pension and other post-retirement benefit plans. The Company recorded pension expense of $3,184 for the year ended December 31, 2018 related to its significant pension plans, and, at December 31, 2018, the Company had recorded pension liabilities totaling $205,770. Pension benefits are generally based on years of service and the amount of compensation earned during the participants' employment. However, the qualified pension benefits have been frozen for all participants.

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

The various pension plan assets are diversified as to type of assets, investment strategies employed and number of investment managers used. Investments may include equities, fixed income, cash equivalents, convertible securities and private investment funds. Derivatives may be used as part of the investment strategy. The transfer of assets may be directed between investment managers in order to rebalance the portfolio in accordance with asset allocation guidelines established by the Company. The private investment funds, or the investment funds they are invested in, own marketable and non-marketable securities and other investment instruments. Such investments are valued by the private investment funds, underlying investment managers or the underlying investment funds at fair value, as described in their respective financial statements and offering memorandums. These values are utilized in quantifying the value of the assets of its pension plans, which are then used in the determination of the unfunded pension liabilities on the Company's consolidated balance sheets. Because of the inherent uncertainty of valuation of some of the pension plans' investments in private investment funds and the nature of some of the underlying investments held by the investment funds, the recorded value may differ from the value that would have been used had a ready market existed for some of these investments for which market quotations are not readily available. Management uses judgment to make assumptions on which its employee benefit liabilities and expenses are based. The effect of a 1% change in discount rate or expected return on asset assumptions for the pension plans sponsored by the Company's subsidiaries would not be material to the Company.

Loan Impairment and Allowance for Loan Losses

A loan is considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, when appropriate, the loan's observable fair value or the fair value of the collateral (less any selling costs) if the loan is collateral-dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the ALLL, or by charging down the loan to its value determined in accordance with U.S. GAAP.

The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when the uncollectability of a loan or receivable balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The ALLL is evaluated on a regular basis and is based upon a periodic review of the collectability of the amounts due in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or loss. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience and is adjusted for qualitative factors to cover uncertainties that could affect the estimate of probable losses. The ALLL is increased by charges to income and decreased by charge-offs (net of recoveries). The periodic evaluation of the adequacy of the allowance is based on WebBank's past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the debtor's ability to repay, the estimated value of any underlying collateral and current economic conditions. Since our loss rates are applied to large pools of loans, even minor changes in the level of estimated losses can significantly affect management's determination of the appropriate ALLL because those changes must be applied across a large portfolio.

Income Taxes

As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. Our subsidiaries that are corporate subsidiaries are subject to federal and state income taxes. The table in Note 16 - "Income Taxes" to the SPLP consolidated financial statements, found elsewhere in this Form 10-K, reconciles a hypothetical calculation of federal income taxes based on the federal statutory rate applied to the income or loss before income taxes and equity method investments. The tax effect of income passed through to common unitholders is subtracted from the hypothetical calculation.

Our subsidiaries that are subject to income taxes use the liability method of accounting for such taxes. Under the liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and deferred tax liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Our subsidiaries evaluate the recoverability of deferred tax assets and establish a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized.

When tax returns are filed, it is highly certain that most positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is provided for and reflected as a liability for unrecognized tax benefits on the consolidated balance sheets, along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

Risks Relating to Investments

The Company's investments are primarily classified as Marketable securities or Long-term investments and are primarily recorded on the Company's consolidated balance sheets at fair value. These investments are subject to equity price risk.

At December 31, 2018, Marketable securities aggregated approximately $1,439, which includes mutual funds and corporate equities that are reported at fair value. In addition, financial instrument obligations aggregated $12,434 at December 31, 2018. A change in the equity price of these securities could impact our results in future periods.

Included in the Company's Long-term investments of $258,044 at December 31, 2018 are equity securities and associated company investments, which are both subject to equity price risk. The Company's significant associated company investments as of December 31, 2018 include its investments in STCN and Aviat Networks, Inc. The Company's investments in associated companies are accounted for under the equity method of accounting, primarily using the fair value option. A change in the equity price of our investments in these securities could impact our results in future periods.

See Note 10 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K for more information about the Company's marketable securities and associated company investments.

Risks Relating to Interest Rates

The fair value of cash and cash equivalents, trade and other receivables, accounts payable and short-term borrowings approximate their carrying values and are relatively insensitive to changes in interest rates due to the short-term maturities of these instruments or the variable nature of the associated interest rates.

Credit Facilities and Pension Obligations

At December 31, 2018, the Company's long-term debt obligations were comprised primarily of variable rate instruments. Accordingly, the fair value of such instruments may be relatively sensitive to effects of interest rate fluctuations. An increase or decrease in interest expense from a 1% change in interest rates would be approximately $4,800 on an annual basis based on total variable-interest debt outstanding as of December 31, 2018. In addition, the fair value of such instruments is also affected by investors' assessments of the risks associated with industries in which the Company operates, as well as its overall creditworthiness and ability to satisfy such obligations upon their maturity.

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

The Company's market risk strategy has generally been to obtain competitive prices for its products and services, sourced from more than one vendor, and allow operating results to reflect market price movements dictated by supply and demand. The Company enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts. The Company's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price changes in these commodities or markets could negatively impact the Company's earnings. Certain of these derivatives are not designated as accounting hedges under Accounting Standards Codification Subtopic 815-10, Derivatives and Hedging. As of December 31, 2018, the Company had entered into forward contracts, with settlement dates through January 2019, for silver with a total value of $3,993, for gold with a total value of $3,467, for palladium with a value of $951, for copper with a total value of $388 and for tin with a total value of $392. There were no futures contracts outstanding at December 31, 2018.

To the extent that we have not mitigated our exposure to rising raw material and energy prices, we may not be able to increase our prices to our customers to offset such potential raw material or energy price increases, which could have a material adverse effect on our results of operations and operating cash flows.

Risks Relating to Foreign Currency Exchange

The Company, primarily through its Diversified Industrial segment subsidiaries, manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Asia, Europe, Canada and Mexico. The Company is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar. The Company has not generally used derivative instruments to manage these specific risks; however, the Company enters into foreign currency forward contracts to hedge certain of its receivables and payables denominated in other currencies, primarily those associated with its Packaging operations located in the United Kingdom. In addition, the Company enters into foreign currency forward contracts to hedge the value of certain of its future sales denominated in Euros and the value of certain of its future purchases denominated in U.S. dollars, also associated with its Packaging operations located in the United Kingdom.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of Steel Partners Holdings L.P.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Steel Partners Holdings L.P. and subsidiaries (the "Company") as of December 31, 2018, the related consolidated statements of operations, comprehensive (loss) income, changes in capital, and cash flows, for the year ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for available-for-sale equity securities, which are now reported at fair value, with unrealized gains and losses recognized in Realized and unrealized losses (gains) on securities, net in the consolidated statement of operations, with an opening balance cumulative effective reclassification adjustment from Accumulated other comprehensive loss to Partners' capital, in 2018, due to the adoption of Accounting Standards Update 2016-01-Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
New York, New York
February 28, 2019

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of Steel Partners Holdings L.P.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Steel Partners Holdings L.P. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, the related consolidated statements of operations, comprehensive (loss) income, changes in capital, and cash flows, for the year ended December 31, 2018, and the related notes and our report dated February 28, 2019, expressed an unqualified opinion thereon.

As described in Management's Report on Internal Control Over Financial Reporting within Item 9A of this Form 10-K, management excluded from its assessment the internal control over financial reporting at Dunmore Corporation and Dunmore Europe GmbH (collectively, "Dunmore"), which were acquired on February 16, 2018 and whose financial statements constitute approximately 3.2% of the Company's total consolidated assets as of December 31, 2018 and approximately 3.8% of the Company's total consolidated revenue for the year then ended. Accordingly, our audit did not include the internal control over financial reporting at Dunmore.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management's Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP
New York, New York
February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders
Steel Partners Holdings L.P.
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Steel Partners Holdings L.P. (the "Company") and subsidiaries as of December 31, 2017, the related consolidated statements of operations, comprehensive (loss) income, changes in capital, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017, and the results of their operations and their cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company's auditor from 2013 to 2018.

New York, New York
March 8, 2018

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands, except common units)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$334,884	$418,755
Restricted cash	12,434	15,629
Marketable securities	1,439	58,313
Trade and other receivables - net of allowance for doubtful accounts of $2,885 and $3,633, respectively	209,543	188,487
Receivables from related parties	425	355
Loans receivable, including loans held for sale of $188,143 and $136,773, respectively, net	341,890	182,242
Inventories, net	158,850	142,635
Prepaid expenses and other current assets	32,826	19,597
Assets held for sale	—	2,549
Total current assets	1,092,291	1,028,562
Long-term loans receivable, net	164,375	87,826
Goodwill	183,945	170,115
Other intangible assets, net	183,541	199,317
Deferred tax assets	96,040	109,011
Other non-current assets	80,356	61,074
Property, plant and equipment, net	297,467	271,991
Long-term investments	258,044	236,144
Total Assets	$2,356,059	$2,164,040
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$106,261	$105,221
Accrued liabilities	93,179	74,118
Financial instruments	12,434	15,629
Deposits	431,959	305,207
Payables to related parties	248	1,563
Short-term debt	3,094	1,624
Current portion of long-term debt	799	459
Other current liabilities	21,943	10,602
Liabilities of discontinued operations	—	450
Total current liabilities	669,917	514,873
Long-term deposits	279,352	205,793
Long-term debt	478,096	412,584
Preferred unit liability	180,340	176,512
Accrued pension liabilities	205,770	268,233
Deferred tax liabilities	2,225	3,007
Other non-current liabilities	20,987	16,002
Total Liabilities	1,836,687	1,597,004
Commitments and Contingencies
Capital:
Partners' capital common units: 25,294,003 and 26,348,420 issued and outstanding (after deducting 12,142,528 and 10,868,367 units held in treasury, at cost of $192,060 and $170,858), respectively	692,895	650,488
Accumulated other comprehensive loss	(177,244)	(104,385)
Total Partners' Capital	515,651	546,103
Noncontrolling interests in consolidated entities	3,721	20,933
Total Capital	519,372	567,036
Total Liabilities and Capital	$2,356,059	$2,164,040

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(in thousands, except common units and per common unit data)

	Year Ended December 31,
	2018	2017
Revenue:
Diversified industrial net sales	$1,286,665	$1,156,187
Energy net revenue	175,950	135,461
Financial services revenue	121,999	80,379
Total revenue	1,584,614	1,372,027
Costs and expenses:
Cost of goods sold	1,109,978	958,490
Selling, general and administrative expenses	352,794	337,719
Asset impairment charges	8,108	2,028
Finance interest expense	10,288	4,685
Provision for loan losses	19,058	5,639
Interest expense	39,234	22,804
Realized and unrealized losses (gains) on securities, net	62,586	(790)
Other (income) expense, net	(8,010)	1,029
Total costs and expenses	1,594,036	1,331,604
(Loss) income before income taxes and equity method investments	(9,422)	40,423
Income tax provision	12,559	51,299
Loss (income) of associated companies, net of taxes	9,509	(16,888)
Net (loss) income	(31,490)	6,012
Net income attributable to noncontrolling interests in consolidated entities	(1,114)	(6,028)
Net loss attributable to common unitholders	$(32,604)	$(16)
Net loss per common unit - basic and diluted
Net loss attributable to common unitholders	$(1.25)	$—
Weighted-average number of common units outstanding - basic and diluted	25,984,185	26,053,098

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2018	2017
Net (loss) income	$(31,490)	$6,012
Other comprehensive (loss) income, net of tax:
Gross unrealized (losses) gains on available-for-sale securities (a)	(274)	27,689
Reclassification of unrealized losses on available-for-sale securities (a), (b)	—	908
Gross unrealized (losses) gains on derivative financial instruments	(2)	624
Currency translation adjustments	(4,733)	5,444
Changes in pension liabilities and other post-retirement benefit obligations	24,247	(6,452)
Other comprehensive income	19,238	28,213
Comprehensive (loss) income	(12,252)	34,225
Comprehensive income attributable to noncontrolling interests	(1,100)	(8,300)
Comprehensive (loss) income attributable to common unitholders	$(13,352)	$25,925

Tax (benefit) provision on gross unrealized (losses) gains on securities and derivative financial instruments	$(109)	$33,624
Tax provision on reclassification of unrealized losses on available-for-sale securities	$—	$329
Tax provision (benefit) on currency translation adjustments	$184	$(249)
Tax provision (benefit) on changes in pension liabilities and other post-retirement benefit obligations	$8,274	$(2,346)

(a)
Effective January 1, 2018 upon adoption of Accounting Standards Update No. 2016-01, unrealized gains or losses on equity securities are no longer recorded in Other comprehensive (loss) income, but are instead recorded in Realized and unrealized losses (gains) on securities, net in the consolidated statement of operations.

(b)
For the year ended December 31, 2017, pre-tax net unrealized holding gains of $790 and losses of $2,028 were reclassified to Realized and unrealized losses (gains) on securities, net and Asset impairment charges, respectively.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	(Loss) Income	Capital	Entities	Capital
Balance at December 31, 2016	36,711,663	(10,558,687)	$(164,900)	$615,720	$(66,979)	$548,741	$155,517	$704,258
Net (loss) income	—	—	—	(16)	—	(16)	6,028	6,012
Unrealized gains on available-for-sale securities	—	—	—	—	27,786	27,786	811	28,597
Unrealized gains on derivative financial instruments	—	—	—	—	569	569	55	624
Currency translation adjustments	—	—	—	—	4,512	4,512	932	5,444
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	(6,926)	(6,926)	474	(6,452)
Equity compensation - incentive units and vesting of restricted units	505,124	—	—	9,635	—	9,635	—	9,635
Equity compensation - subsidiaries	—	—	—	580	—	580	317	897
Purchases of SPLP common units	—	(309,680)	(5,958)	(5,958)	—	(5,958)	—	(5,958)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	30,736	(63,347)	(32,611)	(144,476)	(177,087)
Other, net	—	—	—	(209)	—	(209)	1,275	1,066
Balance at December 31, 2017	37,216,787	(10,868,367)	(170,858)	650,488	(104,385)	546,103	20,933	567,036
Net (loss) income	—	—	—	(32,604)	—	(32,604)	1,114	(31,490)
Unrealized losses on available-for-sale debt securities	—	—	—	—	(274)	(274)	—	(274)
Cumulative effect of adopting ASU 2016-01 relating to net unrealized gains and losses on equity securities (a)	—	—	—	91,078	(91,078)	—	—	—
Cumulative effect of adopting ASC 606 relating to revenue recognition (b)	—	—	—	1,034	—	1,034	—	1,034
Unrealized (losses) gains on derivative financial instruments	—	—	—	—	(28)	(28)	26	(2)
Currency translation adjustments	—	—	—	—	(4,693)	(4,693)	(40)	(4,733)
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	24,247	24,247	—	24,247
Equity compensation - vesting of restricted units	34,337	—	—	529	—	529	—	529
Purchases of SPLP common units	—	(1,274,161)	(21,202)	(21,202)	—	(21,202)	—	(21,202)
Purchases of subsidiary shares from noncontrolling interests	185,407	—	—	3,788	(1,033)	2,755	(20,646)	(17,891)
Exchange of subsidiary shares to obtain a controlling interest in former equity-method investee	—	—	—	—	—	—	2,334	2,334
Other, net	—	—	—	(216)	—	(216)	—	(216)
Balance at December 31, 2018	37,436,531	(12,142,528)	$(192,060)	$692,895	$(177,244)	$515,651	$3,721	$519,372

(a)
Effective January 1, 2018 upon adoption of Accounting Standards Update No. 2016-01, a cumulative effect reclassification adjustment was made to remove the net unrealized gains and losses on equity securities from Accumulated other comprehensive loss and reclassify them to Partners' capital.

(b)
Effective January 1, 2018, the Company adopted Accounting Standards Codification 606 for all contracts with customers using the modified retrospective transition method. The Company recognized a net increase of $1,034 to Partners' capital due to the cumulative impact of adopting Accounting Standards Codification 606.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(31,490)	$6,012
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for loan losses	19,058	5,639
Loss (income) of associated companies, net of taxes	9,509	(16,888)
Realized and unrealized losses (gains) on securities, net	62,586	(790)
Derivative gains on economic interests in loans	(14,757)	(8,902)
Deferred income taxes	(1,900)	86,928
Income tax provision (benefit) from changes in deferred tax valuation allowance	6,317	(48,598)
Depreciation and amortization	80,323	71,936
Equity-based compensation	644	11,477
Loss on extinguishment of debt	—	673
Asset impairment charges	8,108	2,028
Other	3,196	7,291
Net change in operating assets and liabilities:
Trade and other receivables	(19,625)	(22,842)
Inventories	(7,415)	(21,683)
Prepaid expenses and other assets	(7,851)	4,281
Accounts payable, accrued and other liabilities	(2,582)	(36,251)
Net increase in loans held for sale	(51,370)	(56,081)
Net cash provided by (used in) operating activities	52,751	(15,770)
Cash flows from investing activities:
Purchases of investments	(149,505)	(56,160)
Proceeds from sales of investments	47,200	10,978
Proceeds from maturities of marketable securities	42,936	18,492
Loan originations, net of collections	(203,885)	(66,177)
Purchases of property, plant and equipment	(47,085)	(54,737)
Proceeds from sales of assets	5,909	14,991
Acquisitions, net of cash acquired	(62,683)	(2,008)
Investments in associated companies	—	(35,000)
Other	684	(7)
Net cash used in investing activities	(366,429)	(169,628)
Cash flows from financing activities:
Net revolver borrowings	65,315	67,864
Net repayments of term loans - domestic	(459)	(47,993)
Net repayments of term loans - foreign	(145)	(979)
Proceeds from equipment lease financing	1,707	6,688
Purchases of the Company's common units	(21,202)	(5,188)
Purchase of subsidiary shares from noncontrolling interests	(18,068)	(2,086)
Deferred finance charges	(1,280)	(5,663)
Common unit dividend payment	—	(3,923)
Net increase in deposits	200,311	145,395
Other	442	1,774
Net cash provided by financing activities	226,621	155,889
Net change for the period	(87,057)	(29,509)
Effect of exchange rate changes on cash and cash equivalents	(9)	1,125
Cash, cash equivalents and restricted cash at beginning of period	434,384	462,768
Cash, cash equivalents and restricted cash at end of period	$347,318	$434,384

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts used in the Notes to Consolidated Financial Statements are in thousands, except common and preferred units, per common and preferred unit, share and per share data.

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of the Business

Steel Partners Holdings L.P. ("SPLP" or "Company") is a diversified global holding company that engages in multiple businesses through consolidated subsidiaries and other interests. It owns and operates businesses and has significant interests in companies in various industries, including diversified industrial products, energy, defense, supply chain management and logistics, banking and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other, which are managed separately and offer different products and services. For additional details related to the Company's reportable segments see Note 21 - "Segment Information." Steel Partners Holdings GP Inc. ("SPH GP"), a Delaware corporation, is the general partner of SPLP and is wholly-owned by SPLP. The Company is managed by SP General Services LLC ("Manager"), pursuant to the terms of an amended and restated management agreement ("Management Agreement") discussed in further detail in Note 20 - "Related Party Transactions."

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority or wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain amounts in the Company's 2017 consolidated statements of operations and cash flows have been reclassified to conform to the comparable 2018 presentation.

During the first quarter of 2018, the Company corrected an out-of-period misstatement related to the increase in the fair value of the Company's investment in Steel Connect, Inc. ("STCN") preferred stock for the period from December 15, 2017 to December 31, 2017. Had this correction been recorded at December 31, 2017, the Company's investment in STCN preferred stock would have increased to $46,208 at December 31, 2017, with a corresponding $11,208 increase in Income of associated companies, net of tax and Net income to $28,096 and $17,220, respectively. For the year ended December 31, 2018, the Company's Loss of associated companies, net of taxes and Net loss would have increased to losses of $20,717 and $42,698, respectively. In addition, the Company made a correction as of December 31, 2016, decreasing Accumulated other comprehensive loss by $1,782 and decreasing Partners' capital by the same amount, to properly reflect certain hedging activities associated with a 2015 business combination.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in Preparation of Consolidated Financial Statements

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses, and related disclosure of contingent assets and liabilities during the reporting period. The more significant estimates include: (1) the valuation allowances for trade and other receivables, loans receivable and inventories; (2) the valuation of goodwill, indefinite-lived intangible assets, long-lived assets and associated companies; (3) deferred tax assets; (4) environmental liabilities; (5) fair value of derivatives; (6) post-employment benefit liabilities; (7) estimates and assumptions used in the determination of fair value of certain securities; and (8) estimates of loan losses. Actual results may differ from the estimates used in preparing the consolidated financial statements; and, due to substantial holdings in and/or restrictions on certain investments, the value that may be realized could differ from the estimated fair value.

Cash and Cash Equivalents

Cash and cash equivalents include cash and deposits in depository institutions, financial institutions and banks. Cash at December 31, 2018 and 2017 also includes $242,088 and $286,454, respectively, of WebBank cash at the Federal Reserve Bank and in its Federal Funds account at its correspondent banks. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include qualifying money market funds and exclude amounts where availability is restricted by loan agreements or other contractual provisions. Cash equivalents are stated at cost, which approximates market value. There is a significant concentration of cash that, during the periods presented, exceeded the federal deposit insurance limits and exposed the Company to credit risk. SPLP does not anticipate any losses due to this concentration of cash at December 31, 2018.

Restricted Cash

Restricted cash at December 31, 2018 and 2017 primarily represents cash collateral for certain short sales of corporate securities (see Note 13 - "Financial Instruments" for additional information).

Marketable Securities and Long-Term Investments

Marketable securities consist of short-term deposits, corporate debt and equity instruments, and mutual funds. The Company classifies its marketable securities as current assets based on the nature of the securities and their availability for use in current operations. Long-term investments consist of equity securities and certain associated company investments. Held-to-maturity securities are classified in Other non-current assets. SPLP determines the appropriate classifications of its investments at the acquisition date and re-evaluates the classifications at each balance sheet date.

•
Since the Company adopted Accounting Standards Update No. ("ASU") 2016-01 effective January 1, 2018, available-for-sale equity securities are now reported at fair value, with unrealized gains and losses recognized in Realized and unrealized losses (gains) on securities, net in the consolidated statement of operations. In 2017, prior to the adoption of ASU 2016-01, such unrealized gains and losses were recognized in Accumulated other comprehensive income (loss) ("AOCI") as a separate component of SPLP's Partners' capital.

•	Available-for-sale debt securities are reported at fair value, with unrealized gains and losses recognized in AOCI as a separate component of SPLP's Partners' capital in both 2018 and 2017.

•
Associated companies represent equity method investments in companies where our ownership is between 20% and 50% of the outstanding equity and the Company has the ability to exercise influence, but not control, over the investee. For equity method investments where the fair value option has been elected, unrealized gains and losses are reported in the Company's consolidated statements of operations as part of Loss (income) of associated companies, net of tax. For the equity method investments where the fair value option has not been elected, SPLP records the investment at cost and subsequently increases or decreases the investment by its proportionate share of the net income or loss and other comprehensive income or loss of the investee.

•	Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

Dividend and interest income is recognized when earned. Realized gains and losses on marketable securities and long-term investments are included in earnings and are derived using the specific-identification method. Commission expense is recorded as a reduction of sales proceeds on investment sales. Commission expense on purchases is included in the cost of investments on the Company's consolidated balance sheets.

Other Than Temporary Impairment

If the Company believes a decline in the market value of any available-for-sale debt security, equity method or held-to-maturity security below cost is other than temporary, a loss is charged to earnings, which establishes a new cost basis for the security. Impairment losses are included in Asset impairment charges in the Company's consolidated statements of operations. SPLP's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the length of time expected for recovery, the financial condition of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, the ability and intent to hold investments to maturity, and other factors specific to the individual investment.

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

Trade Receivables and Allowance for Doubtful Accounts

The Company recognizes bad debt expense through an allowance account using estimates based primarily on management's evaluation of the financial condition of the customer, historical experience, credit quality, whether any amounts are currently past due, the length of time accounts may be past due, previous loss history and management's determination of a customer's current ability to pay its obligations. Trade receivable balances are charged off against the allowance when it is determined that the receivables will not be recovered, and payments subsequently received on such receivables are credited to recovery of accounts written off. The Company believes that the credit risk with respect to trade receivables is limited due to this credit evaluation process. As of December 31, 2018, the top 10 of the Company's largest customer balances accounted for 20% of the Company's trade receivables.

Loans Receivable, Including Loans Held for Sale

WebBank's loan activities include several lending arrangements with companies where it originates credit card and other loans for consumers and small businesses. These loans are classified as Loans receivable and are typically sold after origination. As part of these arrangements, WebBank earns fees that are recorded in non-interest income. Fees earned from these lending arrangements are recorded as fee income. WebBank also purchases participations in commercial and industrial loans through loan syndications. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses ("ALLL"), and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the estimated life of the loan.

Through a loan program, merchants can borrow a certain percentage of their annual payment volume and are charged a fixed fee for the loan, which targets an annual percentage rate based on the overall credit assessment of the merchant. Loans are repaid through a fixed percentage of the merchant's future payment volume. The fee is fixed at the time the loan is extended. The fixed fee is amortized to interest income based on the amount repaid over the repayment period. We estimate the repayment period based on the merchant's payment processing history. There is no stated interest rate. There is a general requirement that at least 10% of the original amount of the loan plus the fixed fee must be repaid every 90 days. We calculate the repayment rate of the merchant's future payment volume so that repayment of the loan or advance and fixed fee is expected to generally occur within 9 to 12 months from the date of the loan or advance.

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

Loans are reported as past due when either principal or interest is due and unpaid for a period of 30 days or more. The accrual of interest on loans is generally discontinued at the time the loan is 90 to 180 days delinquent, depending on the type of loan, unless the loan is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Loan Impairment and Allowance for Loan Losses

A loan is considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, when appropriate, the loan's observable fair value or the fair value of the collateral (less any selling costs) if the loan is collateral-dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the ALLL, or by charging down the loan to its value determined in accordance with U.S. GAAP.

The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when the uncollectability of a loan or receivable balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The ALLL is evaluated on a regular basis and is based upon a periodic review of the collectability of the amounts due in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or loss. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience and is adjusted for qualitative factors to cover uncertainties that could affect the estimate of probable losses. The ALLL is increased by charges to income and decreased by charge-offs (net of recoveries). The periodic evaluation of the adequacy of the allowance is based on WebBank's past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the debtor's ability to repay, the estimated value of any underlying collateral and current economic conditions.

Inventories

Inventories are generally stated at the lower of cost (determined by the first-in, first-out method or average cost method) or market. Cost is determined by the last-in, first-out ("LIFO") method for certain precious metal inventory held in the U.S., and remaining precious metal inventory is primarily carried at fair value. For precious metal inventory, no segregation among raw materials, work in process and finished products is practicable. For other inventory, the cost of work in process and finished products comprises the cost of raw materials, direct labor and overhead costs attributable to the production of inventory.

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

b. Step 1 or Quantitative approach - The fair value of a reporting unit is calculated and compared with its carrying amount. There are several methods that may be used to estimate a reporting unit's fair value, including the income approach, market approach and/or cost approach. If the fair value of a reporting unit exceeds its carrying amount, there is no indication of impairment and further testing is not required. If the carrying amount of a reporting unit exceeds its fair value, then a second step of testing is required ("Step 2"). The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.

For 2018, the Company utilized a qualitative approach for all of its reporting units, except for the Packaging business within its Diversified Industrial segment. Based on its qualitative assessment, the Company does not believe that it is more likely than not that the fair value of any of its reporting units tested under this approach is less than its carrying value. The Company performed a quantitative assessment of goodwill associated with its Packaging business due to a decline in market conditions and lower demand for certain of the Packaging business' product lines. The assessment was based on a combination of income and market approaches to estimate the fair value of the reporting unit, which indicated that the fair value of this reporting unit exceeded its carrying value. Significant assumptions used in the discounted cash flow analysis included expected future earnings and cash flows, which are based on management's current expectations, as well as the related risk-adjusted discount rate used to estimate fair value. There were no goodwill impairment charges recorded as a result of these assessments. For 2017, the Company utilized a qualitative approach for all of its reporting units to assess goodwill, and there were no goodwill impairment charges recorded as a result of the assessment.

Other intangible assets with indefinite lives are not amortized, while other intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with finite lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable (see "Long-Lived Asset Testing" below).

Intangible assets with indefinite lives, which are only within the Diversified Industrial segment, are tested for impairment at least annually, or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Companies can use the same two testing approaches for indefinite-lived intangibles as for goodwill. For 2018 and 2017, the Company utilized a qualitative approach to assess its intangible assets with indefinite lives, and the results indicated no impairment in either of these years.

Derivatives

The Company uses various hedging instruments to reduce the impact of changes in precious metal prices and the effect of foreign currency fluctuations. In accordance with Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, these instruments are recorded as either fair value hedges, economic hedges, cash flow hedges or derivatives with no hedging designation.

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

Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts to hedge certain of its receivables and payables denominated in other currencies. In addition, the Company enters into foreign currency forward contracts to hedge the value of certain of its future sales and the value of its future purchases denominated in other currencies. The forward contracts that are used to hedge the risk of foreign exchange movement on its receivables and payables are accounted for as fair value hedges under ASC 815. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net change in fair value of the derivative assets and liabilities are recognized in the Company's consolidated statements of operations. The forward contracts that are used to hedge the value of the Company's future sales and purchases are accounted for as cash flow hedges in accordance with ASC 815. These hedges are fully effective and accordingly, the changes in fair value are recorded in AOCI and, at maturity, any gain or loss on the forward contract is reclassified from AOCI into the Company's consolidated statements of operations.

WebBank - Derivative Financial Instruments

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheet. Gains and losses resulting from changes in fair value of these derivative instruments are accounted for in the Company's consolidated statements of operations in Financial services revenue. Fair value represents the estimated amounts that WebBank would receive at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Property, Plant and Equipment, Net

Property, plant and equipment is recorded at cost. Depreciation of property, plant and equipment is recorded principally on the straight line method over the estimated useful lives of the assets, which range as follows: machinery & equipment 3 to 15 years and buildings & improvements 10 to 30 years. Leasehold improvements are amortized over the shorter of the terms of the related leases or the estimated useful lives of the improvements. Interest cost is capitalized for qualifying assets during the assets' acquisition period. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized. Gain or loss on dispositions is recorded in Other (income) expense, net.

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

Business Combinations

When the Company acquires a business, it allocates the purchase price to the assets acquired, liabilities assumed and any noncontrolling interests based on their fair values at the acquisition date. Significant judgment may be used to determine these fair values including the use of appraisals, discounted cash flow models, market value for similar purchases or other methods applicable to the circumstances. The assumptions and judgments made by the Company when recording business combinations will have an impact on reported results of operations in the future.

Revenue Recognition

Diversified Industrial and Energy Segments

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and has since issued amendments thereto (collectively referred to herein as "ASC 606"). In January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning after December 31, 2017 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for those periods. Our revenue recognition accounting policies applied prior to adoption of ASC 606 are outlined in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. The disclosures included herein reflect our accounting policies under ASC 606.

Diversified Industrial revenues related to product sales are recognized when control of the promised goods is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods. This condition is usually met at a point-in-time when the product has been shipped to the customer, or in certain circumstances when the product has been delivered to the customer, depending on the terms of the contract. However, revenues for certain custom manufactured goods are recognized over time as the customer order is fulfilled (for example, contracts for sale of custom manufactured goods that do not have an alternative use and for which the Company has an enforceable right to payment). Certain customers may receive sales incentives, such as right of return, rebates, volume discounts and early payment discounts, which are accounted for as variable consideration. The Company estimates these amounts based on the expected incentive amount to be provided to customers and reduces revenues. Revenue is reported net of any sales or usage-based tax collected. Cash received from customers prior to shipment of goods, or otherwise not yet earned, is recorded as deferred revenue. Service revenues are generated primarily by the Energy segment's energy and sports businesses and by the repair and maintenance work performed on equipment used at mass merchants, supermarkets and restaurants in the Diversified Industrial segment. Service revenues are primarily recognized in the amount to which the entity has a right to invoice. The Company records all shipping and handling fees billed to customers as revenue. If revenue is recognized for the related good before the shipping and handling activities occur, the related costs of those shipping and handling activities are accrued.

The Company has also entered into rebate agreements with certain customers. These programs are typically structured to incentivize the customers to increase their annual purchases from the Company. The rebates are usually calculated as a percentage of the purchase amount, and such percentages may increase as the customer's level of purchases rise. Rebates are recorded as a reduction of net sales in the Company's consolidated statements of operations. As of December 31, 2018 and 2017, accrued rebates payable totaled $12,345 and $8,300, respectively, and are included in Accrued liabilities on the Company's consolidated balance sheets.

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

Concentration of Revenue

No single customer accounted for 5% or more of the Company's consolidated revenues in 2018 or 2017. In 2018 and 2017, the 10 largest customers accounted for approximately 19% and 18%, respectively, of the Company's consolidated revenues.

Fair Value Measurements

The Company measures certain assets and liabilities at fair value (see Note 18 - "Fair Value Measurements"). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values of assets and liabilities are determined based on a three-level measurement input hierarchy. Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date. Level 2 inputs are other than quoted market prices that are observable, either directly or indirectly, for an asset or liability. Level 2 inputs can include quoted prices in active markets for similar assets or liabilities, quoted prices in a market that is not active for identical assets or liabilities, or other inputs that can be corroborated by observable market data. Level 3 inputs are unobservable for the asset or liability when there is little, if any, market activity for the asset or liability. Level 3 inputs are based on the best information available, and may include data developed by the Company.

Equity-Based Compensation

The Company accounts for restricted stock units granted to employees and non-employee directors as compensation expense, which is recognized in exchange for the services received. The compensation expense is based on the fair value of the equity instruments on the grant-date and is recognized as an expense over the service period of the recipients.

Income Taxes

SPLP and certain of its subsidiaries, as limited partnerships, are generally not responsible for federal and state income taxes, and their profits and losses are passed directly to their partners for inclusion in their respective income tax returns. SPLP's subsidiaries that are corporate entities are subject to federal and state income taxes and file corporate income tax returns.

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

Foreign Currency Translation

Assets and liabilities of SPLP's foreign subsidiaries are translated at current exchange rates and related revenues and expenses are translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments are recorded as a separate component of other comprehensive income or loss. Gains and losses arising from transactions denominated in a currency other than the functional currency of the reporting entity are included in earnings.

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

New or Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASC 606 relating to revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five-step process to achieve this core principle. ASC 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method. For additional information, see Note 3 - "Revenues."

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10), which eliminates the requirement to classify equity securities with readily determinable market values as either available-for-sale or trading securities, and requires that equity investments, other than those accounted for under the traditional equity method of accounting, be measured at their fair value with changes in fair value recognized in net income or loss. In the past, changes in fair value were reported in the Company's consolidated statement of comprehensive (loss) income and in AOCI. Equity investments that do not have readily determinable market values may be measured at cost under ASU 2016-01, subject to an assessment for impairment. We adopted ASU 2016-01 effective January 1, 2018. Upon adoption, we recorded a cumulative effect reclassification adjustment from AOCI to Partners' capital of $91,078, which represented the accumulated net unrealized gain on equity securities that was held in AOCI as of December 31, 2017. See also Note 15 - "Capital and Accumulated Other Comprehensive Loss." Furthermore, to have a comparable presentation in our prior-period financial statements after adoption of ASU 2016-01 in 2018, we reclassified realized gains of $790 for the year ended December 31, 2017 from Other (income) expense, net to Realized and unrealized losses (gains) on securities, net in both the consolidated statement of operations and consolidated statement of cash flows for 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarified various aspects of the guidance under ASU 2016-02. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach, which required prior periods to be presented under this new standard with certain practical expedients available. However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption (January 1, 2019) while continuing to present all prior periods under previous lease accounting guidance. ASU 2016-02 and its various amendments and clarifications are collectively referred to herein as "ASC 842."

The Company will adopt ASC 842 in the first quarter of 2019 using the alternative modified transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption with prior periods not restated. The Company will also elect to use the package of practical expedients permitted under the transition guidance, such as, carryforward of our historical lease classification, no reassessment on whether an expired or existing contract contains an embedded lease, no reassessment of initial direct costs for any leases that exist prior to adoption of the new standard and to consolidate lease and non-lease components. We are also electing to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

The Company has completed its implementation plan for the new lease standard, which includes an information system, and business process and control changes, to accumulate the appropriate data in order to calculate and record the recognition of ROU assets, lease liabilities and the related expense recognition. We estimate that based on our portfolio of leases as of December 31, 2018, approximately $51,000 of ROU lease assets and $53,000 of lease liabilities will be recognized on our consolidated balance sheet upon adoption, primarily relating to building rentals.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The new standard is effective for the Company's 2020 fiscal year with early adoption permitted for all entities in fiscal years beginning after December 15, 2018. The Company is currently evaluating the potential impact of this new guidance; however, it expects that it could have a significant impact on the Company's ALLL.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard provides guidance to help decrease diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The amendments in ASU 2016-15 provide guidance on eight specific cash flow issues. We adopted ASU 2016-15 effective January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This new standard provides guidance on the classification of restricted cash in the statement of cash flows. We adopted ASU 2016-18 effective January 1, 2018. As a result of the adoption of ASU 2016-18, in the consolidated statement of cash flows for the year ended December 31, 2017, we reclassified $15,629 of restricted cash.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new standard provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the federal Tax Cuts and Jobs Act ("Act") is recorded. The amendments in ASU 2018-02 are effective for the Company's 2019 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 applies to income tax effects from the enactment of the Act in December 2017. ASU 2018-05 allows a Company to report as provisional those amounts where the Company does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting under Accounting Standards Codification Topic 740. ASU 2018-05 further allows a measurement period, not to exceed one year from the enactment date of Act, during which an entity may need to reflect adjustments to its provisional amounts. ASU 2018-05 requires that any adjustments to provisional amounts during the measurement period be included in income from continuing operations as an adjustment to tax expense or benefit, and also requires certain disclosures. The provisions of ASU 2018-05 were effective as of the enactment date of the Act, December 22, 2017.

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

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension and other post-retirement plans. The amendments in ASU 2018-14 are effective for the Company's 2021 fiscal year. Because ASU 2018-14 affects disclosure only, management does not expect that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

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

3. REVENUES

Adoption of ASC 606, "Revenue from Contracts with Customers"

On January 1, 2018, the Company adopted ASC 606 for all contracts with customers using the modified retrospective transition method. The Company recognized a net increase of $1,034 to Partners' capital due to the cumulative impact of adopting ASC 606. The impact to Partners' capital was primarily related to the timing of when revenue is recognized. While revenue from most contracts will continue to be recognized at a point-in-time, revenue from other contracts (for example, contracts for sale of custom manufactured goods that do not have an alternative use and for which the Company has an enforceable right to payment) will be recognized over time. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For the year ended December 31, 2018, ASC 606 did not have a material impact on the Company's consolidated financial statements, including total revenue.

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

Disaggregation of Revenues

Revenues are disaggregated at the Company's segment level since the segment categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. For additional details related to the Company's reportable segments see Note 21 - "Segment Information."

The following table presents the Company's revenues disaggregated by geography for the year ended December 31, 2018. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

Year Ended December 31, 2018
United States	$1,368,778
Foreign (a)	215,836
Total revenue	$1,584,614

(a)	Foreign revenues are primarily related to the Company's API Group plc ("API") business, which is domiciled in the United Kingdom.

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

Energy Revenues

The Energy segment provides drilling and production services to the oil & gas industry in the United States. The services provided include well completion and recompletion, well maintenance and workover, snubbing, flow testing, down hole pumping, plug and abatement, well logging and perforating wireline services. Service revenues are recognized in the amount to which the entity has a right to invoice. Consideration for Energy contracts is generally fixed.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), return assets and deferred revenue (contract liabilities) on the consolidated balance sheet.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheet. The balances of contract assets as of December 31, 2018 and January 1, 2018 were $8,969 and $3,480, respectively. As of December 31, 2018, and January 1, 2018, the Company's return assets account was not material.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts which are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. The balances of contract liabilities as of December 31, 2018 and January 1, 2018 were $5,900 and $3,920, respectively. For the year ended December 31, 2018, the Company recognized revenue of $3,865 that was included in the contract liability balance at the date of adoption.

4. ACQUISITIONS

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

On February 16, 2018, the Company completed the acquisition of certain assets and liabilities of Dunmore Corporation in the U.S. and the share purchase of Dunmore Europe GmbH in Germany (collectively, "Dunmore") for a purchase price of $69,604, which includes assumed debt and is subject to an earn-out based on future earnings during the period from January 1, 2018 through December 31, 2019, as provided in the purchase agreement. In no case will the purchase price, including the potential earn-out, exceed $80,000. Dunmore manufactures and distributes coated, laminated and metallized films for engineered applications in the imaging, aerospace, insulation and solar photo-voltaic markets and also provides products for custom and special applications.

Dunmore reports into the Company's Packaging business in its Diversified Industrial segment. In connection with the Dunmore acquisition, the Company recorded inventories, property, plant and equipment, other intangible assets and goodwill on a preliminary basis, totaling approximately $7,700, $30,600, $19,900 and $13,006, respectively, as well as other assets and liabilities. Other intangible assets consist of customer relationships of $12,600, trade names of $3,300, developed technology of $3,300 and customer order backlog of $700. The expected useful lives are 15 years for customer relationships, indefinite for trade names and 10 years for developed technology. The customer order backlog was amortized based on the expected period over which the orders were fulfilled of four months. The goodwill from the Dunmore acquisition consists largely of the synergies expected from combining the operations of Dunmore and the Company's existing Packaging business. The goodwill assigned to Dunmore Corporation of $5,176 is expected to be deductible for income tax purposes, while the goodwill assigned to Dunmore Europe GmbH of $7,830 is not tax deductible. The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities.

On December 31, 2018, the Company increased its ownership in a former equity investee, iGo, Inc. ("iGo") from 45.8% to 80.2%. For further discussion, see Note 15 - "Capital and Accumulated Other Comprehensive Loss."

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

5. DIVESTITURES AND ASSET IMPAIRMENT CHARGES

Divestitures

During 2017, API sold two facilities for approximately $12,500 and recorded gains on sale totaling approximately $650, which are recorded in Other (income) expense, net in the Company's consolidated statements of operations. During 2017, the Company also sold its Micro-Tube Fabricators, Inc. business, which produced precision fabricated tubular components primarily for the medical industry and was included in the Company's Diversified Industrial segment, for approximately $2,500 and recorded a loss on sale of $400, which is also included in Other (income) expense, net. The sales price was paid $2,000 in cash at closing and a $500 subordinated promissory note, which has been fully collected. In addition, the Company was eligible to receive up to $1,000 of additional contingent consideration if certain sales volume milestones were met between the sale date and December 31, 2019. In 2017, the Company earned $755 of additional contingent consideration. The remaining $245 of contingent consideration was earned in 2018.

Asset Impairment Charges

During 2018, the Company recorded non-cash impairment charges totaling approximately $7,600, calculated using the income approach, primarily associated with the loss of acquired customer relationships in the Company's Packaging business in its Diversified Industrial segment.

During 2017, the Company recorded a non-cash impairment charge of $2,028 in its Energy segment related to an other-than-temporary impairment of a certain investment.

6. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classification of WebBank's loans receivable, including loans held for sale, at December 31, 2018 and 2017 are as follows:

	Total				Current		Non-current
	December 31, 2018%		December 31, 2017%		December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Loans held for sale	$188,143		$136,773		$188,143	$136,773	$—	$—

Commercial real estate loans	$632	—%	$568	1%	—	20	632	$548
Commercial and industrial	146,758	44%	84,726	61%	81,507	28,315	65,251	56,411
Consumer loans	188,391	56%	53,238	38%	89,899	22,371	98,492	30,867
Total loans	335,781	100%	138,532	100%	171,406	50,706	164,375	87,826
Less:
Allowance for loan losses	(17,659)		(5,237)		(17,659)	(5,237)	—	—
Total loans receivable, net	$318,122		$133,295		153,747	45,469	164,375	87,826
Loans receivable, including loans held for sale (a)					$341,890	$182,242	$164,375	$87,826

(a)
The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, was $510,543 and $270,068 at December 31, 2018 and 2017, respectively.

Loans with a carrying value of approximately $56,851 and $57,436 were pledged as collateral for potential borrowings at December 31, 2018 and 2017, respectively. WebBank serviced $3,044 and $3,125 in loans for others at December 31, 2018 and 2017, respectively.

WebBank sold loans totaling $21,116,184 in 2018 and $16,471,432 in 2017 that were classified as loans held for sale. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of credit cards and other consumer and small business loans. The loans are mainly sold to WebBank's partners. Amounts added to loans held for sale during these same periods were $21,167,553 and $16,528,082, respectively.

Allowance for Loan Losses

The ALLL represents an estimate of probable and estimable losses inherent in the loan portfolio as of the balance sheet date. Losses are charged to the ALLL when incurred. Generally, commercial loans are charged off or charged down at the point at which they are determined to be uncollectible in whole or in part. Consumer term loans are charged off at 120 days past due and open-end consumer and small and medium business loans are charged off at 180 days past due unless the loan is well secured and in the process of collection. The amount of the ALLL is established by analyzing the portfolio at least quarterly and a provision for or reduction of loan losses is recorded so that the ALLL is at an appropriate level at the balance sheet date. The methodologies used to estimate the ALLL depend upon the impairment status and portfolio segment of the loan. Loan groupings are created for each loan class and are then graded against historical and industry loss rates.

After applying historic loss experience, the quantitatively derived level of ALLL is reviewed for each segment using qualitative criteria. Various risk factors are tracked that influence our judgment regarding the level of the ALLL across the portfolio segments. Primary qualitative factors that may be reflected in the quantitative models include:

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

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2016	$29	$880	$574	$1,483
Charge-offs	—	(933)	(1,214)	(2,147)
Recoveries	17	142	103	262
Provision	(33)	2,711	2,961	5,639
December 31, 2017	13	2,800	2,424	5,237
Charge-offs	—	(2,772)	(4,549)	(7,321)
Recoveries	20	272	393	685
Provision	(7)	5,865	13,200	19,058
December 31, 2018	$26	$6,165	$11,468	$17,659

The ALLL and outstanding loan balances according to the Company's impairment method are summarized as follows:

December 31, 2018	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$15	$109	$—	$124
Collectively evaluated for impairment	11	6,056	11,468	17,535
Total	$26	$6,165	$11,468	$17,659
Outstanding loan balances:
Individually evaluated for impairment	$15	$3,851	$—	$3,866
Collectively evaluated for impairment	617	142,907	188,391	331,915
Total	$632	$146,758	$188,391	$335,781

December 31, 2017	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$1	$38	$—	$39
Collectively evaluated for impairment	12	2,762	2,424	5,198
Total	$13	$2,800	$2,424	$5,237
Outstanding loan balances:
Individually evaluated for impairment	$16	$41	$—	$57
Collectively evaluated for impairment	552	84,685	53,238	138,475
Total	$568	$84,726	$53,238	$138,532

Nonaccrual and Past Due Loans

Commercial and industrial loans past due 90 days or more and still accruing interest were $2,387 and $2,551 at December 31, 2018 and 2017, respectively. Consumer loans past due 90 days or more and still accruing interest were $939 and $107 at December 31, 2018 and 2017, respectively. The Company did not have any nonaccrual loans at December 31, 2018 or 2017.

Past due loans (accruing and nonaccruing) are summarized as follows:

December 31, 2018	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$632	$—	$—	$—	$632	$—	$—
Commercial and industrial	140,616	3,755	2,387	6,142	146,758	2,387	—
Consumer loans	184,502	2,950	939	3,889	188,391	939	—
Total loans	$325,750	$6,705	$3,326	$10,031	$335,781	$3,326	$—

December 31, 2017	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$568	$—	$—	$—	$568	$—	$—
Commercial and industrial	81,101	1,074	2,551	3,625	84,726	2,551	—
Consumer loans	52,521	610	107	717	53,238	107	—
Total loans	$134,190	$1,684	$2,658	$4,342	$138,532	$2,658	$—

(a)	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

Credit Quality Indicators

In addition to the past due and nonaccrual criteria, loans are analyzed using a loan grading system. Generally, internal grades are assigned to loans based on the performance of the loans, financial/statistical models and loan officer judgment. For consumer loans and some commercial and industrial loans, the primary credit quality indicator is payment status. Reviews and grading of loans with unpaid principal balances of $100 or more is performed once per year. Grades follow definitions of Pass, Special Mention, Substandard and Doubtful, which are consistent with published definitions of regulatory risk classifications. The definitions of Pass, Special Mention, Substandard and Doubtful are summarized as follows:

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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

December 31, 2018	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$617	$—	$15	$—	$632
Commercial and industrial	79,851	62,317	739	3,851	—	146,758
Consumer loans	188,391	—	—	—	—	188,391
Total loans	$268,242	$62,934	$739	$3,866	$—	$335,781

December 31, 2017	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$552	$—	$16	$—	$568
Commercial and industrial	25,082	56,286	3,317	41	—	84,726
Consumer loans	53,238	—	—	—	—	53,238
Total loans	$78,320	$56,838	$3,317	$57	$—	$138,532

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. When loans are impaired, an estimate of the amount of the balance that is impaired is made and a specific reserve is assigned to the loan based on the estimated present value of the loan's future cash flows discounted at the loan's effective interest rate, the observable market price of the loan or the fair value of the loan's underlying collateral less the cost to sell. When the impairment is based on the fair value of the loan's underlying collateral, the portion of the balance that is impaired is charged off, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. WebBank recognized $122 and $4 on impaired loans for the years ended December 31, 2018 and 2017, respectively. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. Payments are recognized when cash is received. Information on impaired loans is summarized as follows:

		Recorded Investment
December 31, 2018	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$15	$—	$15	$15	$15	$16
Commercial and industrial	3,851	—	3,851	3,851	109	3,878
Total loans	$3,866	$—	$3,866	$3,866	$124	$3,894

		Recorded Investment
December 31, 2017	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$16	$—	$16	$16	$1	$16
Commercial and industrial	41	3	38	41	38	14
Total loans	$57	$3	$54	$57	$39	$30

7. INVENTORIES, NET

A summary of Inventories, net is as follows:

	December 31, 2018	December 31, 2017
Finished products	$55,723	$49,053
In-process	25,392	25,037
Raw materials	58,569	53,015
Fine and fabricated precious metal in various stages of completion	20,790	16,757
	160,474	143,862
LIFO reserve	(1,624)	(1,227)
Total	$158,850	$142,635

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, the Company purchases, maintains and utilizes precious metal inventory. The Company records certain precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through Cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

During the third quarter of 2017, the Company began obtaining certain precious metals under a $29,500 fee consignment agreement with the Bank of Nova Scotia ("ScotiaBank"). As of December 31, 2018 and 2017, the Company had approximately $6,700 and $8,100 of silver under consignment with ScotiaBank, respectively, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount included in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

	December 31, 2018	December 31, 2017
Supplemental inventory information:
Precious metals stated at LIFO cost	$9,538	$4,897
Precious metals stated under non-LIFO cost methods, primarily at fair value	9,628	10,633
Market value per ounce:
Silver	15.51	17.01
Gold	1,281.65	1,296.50
Palladium	1,263.00	1,056.00

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying value of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Corporate and Other	Total
Balance at December 31, 2017:
Gross goodwill	$193,530	$65,548	$81	$259,159
Accumulated impairments	(24,254)	(64,790)	—	(89,044)
Net goodwill	169,276	758	81	170,115
Acquisitions (a)	13,006	1,595	—	14,601
Currency translation adjustments	(771)	—	—	(771)
Balance at December 31, 2018:
Gross goodwill	205,765	67,143	81	272,989
Accumulated impairments	(24,254)	(64,790)	—	(89,044)
Net goodwill	$181,511	$2,353	$81	$183,945

	Diversified Industrial	Energy	Corporate and Other	Total
Balance at December 31, 2016:
Gross goodwill	$191,596	$64,790	$81	$256,467
Accumulated impairments	(24,254)	(64,790)	—	(89,044)
Net goodwill	167,342	—	81	167,423
Acquisitions (b)	—	758	—	758
Currency translation adjustments	1,504	—	—	1,504
Other adjustments	430	—	—	430
Balance at December 31, 2017:
Gross goodwill	193,530	65,548	81	259,159
Accumulated impairments	(24,254)	(64,790)	—	(89,044)
Net goodwill	$169,276	$758	$81	$170,115

(a)
Goodwill related to the 2018 Dunmore acquisition and purchase price adjustments related to the 2017 Basin acquisition. See Note 4 - "Acquisitions" for additional information on the Company's 2018 and 2017 acquisitions.

(b)	Goodwill related to the Basin acquisition.

A summary of Other intangible assets, net is as follows:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$220,709	$95,796	$124,913	$222,277	$80,952	$141,325
Trademarks, trade names and brand names	54,950	17,923	37,027	52,356	14,996	37,360
Developed technology, patents and patent applications	31,743	14,435	17,308	28,239	11,756	16,483
Other	17,884	13,591	4,293	16,131	11,982	4,149
Total	$325,286	$141,745	$183,541	$319,003	$119,686	$199,317

Other intangible assets, net as of December 31, 2018 includes approximately $19,900 in intangible assets, primarily customer relationships, associated with the Dunmore acquisition. These balances, and the related goodwill balance noted above, are subject to adjustment during the finalization of the purchase price allocation for the Dunmore acquisition.

Trademarks with indefinite lives as of December 31, 2018 and 2017 were $11,320 and $8,020, respectively. Amortization expense related to intangible assets was $29,858 and $29,743 for the years ended December 31, 2018 and 2017, respectively. The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Customer Relationships	Trademarks, Trade Names and Brand Names	Developed Technology, Patents and Patent Applications	Other	Total
2019	$16,786	$2,337	$2,692	$992	$22,807
2020	15,472	2,337	2,469	926	21,204
2021	13,699	2,337	2,184	868	19,088
2022	11,304	2,331	2,131	302	16,068
2023	10,108	2,301	2,131	97	14,637
Thereafter	57,544	14,064	5,701	1,108	78,417
Total	$124,913	$25,707	$17,308	$4,293	$172,221

9. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	December 31, 2018	December 31, 2017
Land	$18,547	$18,674
Buildings and improvements	84,639	74,662
Machinery, equipment and other	416,130	352,276
Construction in progress	16,105	17,178
	535,421	462,790
Accumulated depreciation	(237,954)	(190,799)
Property, plant and equipment, net	$297,467	$271,991

Depreciation expense was $50,465 and $42,193 for the years ended December 31, 2018 and 2017, respectively.

10. INVESTMENTS

Short-Term Investments

Marketable Securities

The Company's short-term investments primarily consist of its marketable securities portfolio. The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investments. The Company's portfolio of marketable securities at December 31, 2018 and 2017 was as follows:

	December 31, 2018				December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Short-term deposits	$21,064	$—	$—	$21,064	$35,834	$—	$—	$35,834
Mutual funds	—	—	—	—	12,077	4,675	—	16,752
Corporate securities	4,533	—	(3,094)	1,439	32,311	11,893	(2,643)	41,561
Total marketable securities	25,597	—	(3,094)	22,503	80,222	16,568	(2,643)	94,147
Amounts classified as cash equivalents	(21,064)	—	—	(21,064)	(35,834)	—	—	(35,834)
Amounts classified as marketable securities	$4,533	$—	$(3,094)	$1,439	$44,388	$16,568	$(2,643)	$58,313

Proceeds from sales of marketable securities were approximately $47,200 and $16,596 in 2018 and 2017, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, which are reported as a component of Realized and unrealized losses (gains) on securities, net in the Company's consolidated statements of operations, were as follows:

	Year Ended December 31,
	2018	2017
Gross realized gains	$16,499	$637
Gross realized losses	(5,129)	(545)
Realized gains, net	$11,370	$92

Effective January 1, 2018 upon adoption of ASU 2016-01, unrealized gains or losses due to changes in fair value of securities are being accounted for as a component of Realized and unrealized losses (gains) on securities, net in the Company's consolidated statement of operations. Prior to January 1, 2018, changes in fair value were recognized in Partners' capital as other comprehensive income or loss, except for other-than-temporary impairments, which were reflected as a reduction of cost and charged to the consolidated statements of operations.

The fair value of marketable securities with unrealized losses at December 31, 2018 and 2017, and the duration of time that such losses had been unrealized, were as follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2018:
Corporate securities	$396	$(322)	$1,043	$(2,772)	$1,439	$(3,094)
Total	$396	$(322)	$1,043	$(2,772)	$1,439	$(3,094)

December 31, 2017:
Corporate securities	$5,801	$(2,558)	$398	$(85)	$6,199	$(2,643)
Total	$5,801	$(2,558)	$398	$(85)	$6,199	$(2,643)

The corporate securities with gross unrealized losses primarily consist of investments in equity securities of publicly traded entities. In 2017, the Company evaluated such securities to determine if certain unrealized losses represented other-than-temporary impairments. This determination was based on several factors, including adverse changes in the market conditions and economic environments in which the entities operate, as well as the length of time and extent to which fair value had been less than the cost basis, the financial condition and near-term prospects of the entities, and the intent and ability to hold the corporate securities for a period of time sufficient to allow for any anticipated recovery in market value. The Company recognized asset impairment charges of $2,028 for the year ended December 31, 2017.

Long-Term Investments

The following table summarizes the Company's long-term investments as of December 31, 2018 and 2017:

	Ownership %		Long-Term Investments Balance		Loss (Income) Recorded in Statements of Operations
	December 31,		December 31,		Year Ended December 31,
	2018	2017	2018	2017	2018	2017
Corporate securities (a), (e)			$161,799	$131,307	$59,658	$—
STCN convertible notes (b), (f)			14,943	10,387	(197)	(614)
STCN preferred stock (c), (f)			39,420	35,000	(4,420)	—
STCN warrants (f)			—	—	—	19
Equity method investments: (f)
Carried at fair value:
STCN common stock	29.6%	30.4%	31,457	45,275	12,320	(15,700)
Aviat Networks, Inc. ("Aviat")	12.4%	12.7%	8,881	10,168	1,287	(899)
Other	43.8%	43.8%	1,223	1,223	—	—
Long-term investments carried at fair value			257,723	233,360
Other equity method investments (d)			321	2,784	519	306
Total			$258,044	$236,144

(a)	Cost basis totaled $100,269 and $12,250 at December 31, 2018 and 2017, respectively, and gross unrealized gains totaled $61,530 and $119,057 at December 31, 2018 and 2017, respectively.

(b)
Represents investment in STCN convertible notes. Cost basis totaled $13,262 and $8,903 at December 31, 2018 and 2017, respectively, and gross unrealized gains totaled $1,681 and $1,484 at December 31, 2018 and 2017, respectively. Changes in fair value are recorded in the Company's consolidated statements of operations as the Company elected the fair value option to account for this investment.

(c)
Represents investment in STCN preferred stock. On December 15, 2017, the Company entered into an agreement pursuant to which STCN issued Series C convertible voting preferred stock for an aggregate purchase consideration of $35,000. Each share of preferred stock can be converted into shares of STCN's common stock at an initial conversion price equal to $1.96 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction, among other things. Changes in fair value are recorded in the Company's consolidated statements of operations as the Company elected the fair value option to account for this investment. The convertible preferred shares, if converted as of December 31, 2018, when combined with the common shares owned by the Company, would result in the Company having a direct interest of approximately 45.6% of STCN's outstanding shares.

(d)
Balance included the Company's investment in iGo as of December 31, 2017. The Company's ownership of iGo increased to 80.2% on December 31, 2018, as discussed in Note 15 - "Capital and Accumulated Other Comprehensive Loss," and iGo is now a consolidated subsidiary.

(e)	Loss (income) from these investments is included in Realized and unrealized losses (gains) on securities, net in the consolidated statements of operations.

(f)	Loss (income) from these investments is included in Loss (income) of associated companies, net of taxes in the consolidated statements of operations.

The Company's long-term investments (corporate securities) include common shares of Babcock & Wilcox Enterprises, Inc. ("BW"). The Company made investments totaling $76,261 in BW shares during 2018, increasing its ownership in BW to approximately 17.8%.

The Company had no proceeds from sales of securities classified in long-term investments for the years ended December 31, 2018 and 2017.

Equity Method Investments

The Company's investments in associated companies are accounted for under the equity method of accounting, primarily using the fair value option. Associated companies are included in the Diversified Industrial, Energy, and Corporate and Other segments. Certain associated companies have a fiscal year end that differs from December 31. Additional information for SPLP's significant investments in associated companies is as follows:

•
STCN (formerly ModusLink Global Solutions, Inc.) provides supply chain and logistics services to companies in the consumer electronics, communications, computing, medical devices, software and retail industries. STCN also owns IWCO Direct Holdings, Inc. ("IWCO"), a provider of data-driven marketing solutions that offers a full range of services including strategy, creative and execution for omnichannel marketing campaigns, along with postal logistics programs for direct mail.

•
Aviat designs, manufactures and sells a range of wireless networking solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe.

The following summary balance sheet and statement of operations amounts are for STCN as of July 31, 2018 and 2017, and for the years then ended, which are STCN's nearest corresponding full fiscal years to the Company's fiscal years ended December 31, 2018 and 2017, respectively:

	2018	2017
Summary of balance sheet amounts: (a)
Current assets	$264,281	$257,846
Non-current assets	562,769	23,452
Total assets	$827,050	$281,298
Current liabilities	$290,612	$149,155
Non-current liabilities	393,618	69,172
Total liabilities	684,230	218,327
Contingently redeemable preferred stock	35,192	—
Equity	107,628	62,971
Total liabilities and equity	$827,050	$281,298

	2018	2017
Summary operating results: (a)
Revenue	$645,258	$436,620
Gross profit	101,259	36,365
Net income (loss) (b)	36,715	(25,827)

(a)	The increases in the 2018 amounts, as compared to the 2017 amounts, in the table above are principally due to STCN's acquisition of IWCO.

(b)	Net income in the 2018 period was favorably impacted by an income tax benefit related to STCN's acquisition of IWCO.

Other Investments

WebBank had $48,005 and $32,816 of held-to-maturity securities at December 31, 2018 and 2017, respectively. WebBank records these securities at amortized cost, and they are included in Other non-current assets on the Company's consolidated balance sheets. The dollar value of these securities with expected maturities between one and five years is $22,866, five years through ten years is $23,189 and after ten years is $1,950. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The securities are collateralized by unsecured consumer loans. These securities had an estimated fair value of $47,886 and $32,842 at December 31, 2018 and 2017, respectively.

11. DEPOSITS

A summary of WebBank deposits is as follows:

	December 31, 2018	December 31, 2017
Time deposits year of maturity:
2018	$—	$191,528
2019	310,577	115,819
2020	249,352	89,974
2021	30,000	—
Total time deposits	589,929	397,321
Savings deposits	121,382	113,679
Total deposits (a)	$711,311	$511,000
Current	$431,959	$305,207
Long-term	279,352	205,793
Total deposits	$711,311	$511,000

(a)
All time deposits accounts are under $250. The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of deposits was $710,323 and $511,473 at December 31, 2018 and 2017, respectively.

12. LONG-TERM DEBT

Debt consists of the following:

	December 31, 2018	December 31, 2017
Short term debt:
Foreign	$3,094	$1,624
Short-term debt	3,094	1,624
Long-term debt:
SPLP revolving facility	472,495	406,981
Other debt - foreign	796	—
Other debt - domestic	5,604	6,062
Subtotal	478,895	413,043
Less portion due within one year	799	459
Long-term debt	478,096	412,584
Total debt	$481,989	$414,667

Long-term debt as of December 31, 2018 matures in each of the next five years as follows:

	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt	$478,895	$799	$4,214	$315	$473,567	$—	$—

On November 14, 2017, the Company entered into a credit agreement ("Credit Agreement") that consolidated a number of its existing credit facilities into one combined, revolving credit facility covering substantially all of the Company's subsidiaries, with the exception of WebBank. The Credit Agreement provided for a revolving credit facility in an aggregate principal amount not to exceed $600,000, including a $55,000 subfacility for swing line loans and a $50,000 subfacility for standby letters of credit. Borrowings under the Credit Agreement bear interest, at the borrower's option, at annual rates of either the Base Rate or the Euro-Rate, as defined, plus an applicable margin as set forth in the Credit Agreement (1.50% and 2.50%, respectively, for Base Rate and Euro-Rate borrowings at December 31, 2018), and the Credit Agreement provides for a commitment fee to be paid on unused borrowings. The weighted average interest rate on the Credit Agreement was 4.93% at December 31, 2018. At December 31, 2018, letters of credit totaling $11,153 had been issued under the Credit Agreement, including $3,709 of the letters of credit guaranteeing various insurance activities, and $7,444 for environmental and other matters. The Credit Agreement permits SPLP, the parent, to fund the dividends on its preferred units and its routine corporate expenses. The Company's total availability under the Credit Agreement, which is based upon earnings and certain covenants as described in the Credit Agreement, was approximately $42,900 as of December 31, 2018.

On April 27, 2018, the Company entered into a first amendment to the Credit Agreement to allow the Company to (i) exercise certain subscription rights in BW common shares, (ii) increase the maximum aggregate principal amount to $700,000,

(iii) increase the defined leverage ratios under the Credit Agreement by 0.25 "turns" for the fiscal quarters ending June 30, 2018, September 30, 2018 and December 31, 2018 and (v) make certain administrative changes.

On December 31, 2018, the Company entered into a second amendment to the Credit Agreement to allow the Company to (i) enter into the iGo transaction discussed in Note 15 - "Capital and Accumulated Other Comprehensive Loss," (ii) join iGo to the Credit Agreement and grant the lenders a security interest in its assets, (iii) provide an $18,500 sublimit for iGo's and its subsidiaries' borrowings and (iv) make certain administrative changes.

On January 31, 2019, the Company entered into a third amendment to the Credit Agreement to allow the Company to (i) convert $200,000 of the revolving credit commitments into a term loan with quarterly amortization equating to 5.0% per annum, (ii) amend certain defined leverage ratios under the Credit Agreement, increasing allowable leverage by 0.25 "turns" on a permanent basis through the maturity of the Credit Agreement, (iii) eliminate certain previously allowed investments, which would have reduced collateral available to the Company's lenders and (iv) make certain administrative changes. Accordingly, this third amendment to the Credit Agreement will add the following required principal repayments to the above long-term debt maturity table: $7,500 in 2019 and $10,000 in each of 2020, 2021 and 2022.

The Credit Agreement will expire, with all amounts outstanding due and payable, on November 14, 2022. The Credit Agreement is guaranteed by substantially all existing and thereafter acquired assets of the borrowers and the guarantors, as defined in the agreement, and a pledge of all of the issued and outstanding shares of capital stock of each of the borrowers' and guarantors' subsidiaries, and is fully guaranteed by the guarantors. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, as defined. The Company was in compliance with all financial covenants at December 31, 2018.

13. FINANCIAL INSTRUMENTS

At December 31, 2018 and 2017, financial instrument liabilities and related restricted cash consisted of $12,434 and $15,629, respectively, related to short sales of corporate securities. Full year activity is summarized below for financial instrument liabilities and related restricted cash:

	Year Ended December 31,
	2018	2017
Balance, beginning of period	$15,629	$12,640
Settlement of short sales of corporate securities	(3,100)	(94)
Short sales of corporate securities	26	165
Net investment (gains) losses	(121)	2,918
Balance, end of period	$12,434	$15,629

Short Sales of Corporate Securities

From time to time, the Company enters into short sale transactions on certain corporate securities in which it receives proceeds from the sale of such securities and incurs obligations to deliver such securities at a later date. Upon initially entering into such short sale transactions, the Company recognizes a liability equal to the fair value of the obligation, with a comparable amount of cash and cash equivalents reclassified as restricted cash. Subsequent changes in the fair value of such obligations, determined based on the closing market price of the securities, are recognized currently as gains or losses in the consolidated statements of operations, with a comparable adjustment made between unrestricted and restricted cash.

Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts to hedge certain of its receivables and payables denominated in other currencies. In addition, the Company enters into foreign currency forward contracts to hedge the value of certain of its future sales denominated in Euros and the value of certain of its future purchases denominated in USD. These hedges are associated with certain of the Company's operations located in the United Kingdom and have settlement dates ranging through December 2019. The forward contracts that are used to hedge the risk of foreign exchange movement on its receivables and payables are accounted for as fair value hedges. At December 31, 2018, there were contracts in place to buy Sterling and sell Euros in the amount of €9,800. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net change in fair value of the derivative assets and liabilities are recognized in the Company's consolidated statements of operations. The forward contracts that are used to hedge the value of the Company's future sales and purchases are accounted for as cash flow hedges. At December 31, 2018, there were contracts in place to hedge the value of future sales denominated in Euros in the amount of €10,300 and the value of future purchases denominated in USD in the amount of $450. These hedges are fully effective, and, accordingly, the changes in fair value are recorded in AOCI and, at maturity, any gain or loss on the forward contract is reclassified from AOCI into the Company's consolidated statements of operations.

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 18 - "Fair Value Measurements"). At December 31, 2018, outstanding derivatives mature within 5 years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Precious Metal and Commodity Inventories

As of December 31, 2018, the Company had the following outstanding forward contracts with settlement dates through January 2019. There were no futures contracts outstanding at December 31, 2018.

Commodity	Amount	Notional Value
Silver	264,822 ounces	$3,993
Gold	2,733 ounces	$3,467
Palladium	775 ounces	$951
Copper	150,000 pounds	$388
Tin	20 metric tons	$392

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

The forward contracts were made with a counterparty rated Aa2 by Moody's. Accordingly, the Company has determined that there is minimal credit risk of default. The Company estimates the fair value of its derivative contracts through the use of market quotes or with the assistance of brokers when market information is not available. The Company maintains collateral on account with the third-party broker, which varies in amount depending on the value of open contracts.

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets and the effect of derivative instruments in the Company's consolidated statements of operations are shown in the following tables:

		December 31,
Derivative	Balance Sheet Location	2018	2017
Commodity contracts (a), (b)	Accrued liabilities	$(14)	$(49)
Commodity contracts (c)	Accrued liabilities	(145)	(78)
Foreign exchange forward contracts (a), (d)	(Accrued liabilities)/Prepaid expenses and other current assets	(95)	166
Foreign exchange forward contracts (a), (b)	Accrued liabilities	(81)	(188)
Economic interests in loans (c)	Other non-current assets	17,156	13,126
Call options	Other current liabilities	—	(258)
Put options	Prepaid expenses and other current assets	—	3
Total derivatives		$16,821	$12,722

		Year Ended December 31,
		2018	2017
Derivative	Statements of Operations Location	Gain (Loss)	Gain (Loss)
Commodity contracts (a), (b)	Cost of goods sold	$223	$(435)
Commodity contracts (c)	Cost of goods sold	(461)	(61)
Commodity contracts (c)	Other income (expense), net	840	(145)
Foreign exchange forward contracts (a), (d)	Revenue/Cost of goods sold	241	(1,357)
Foreign exchange forward contracts (a), (b)	Other income (expense), net	(55)	(339)
Economic interests in loans (c)	Revenue	14,559	8,902
Call options	Other income (expense), net	—	(28)
Put options	Other income (expense), net	—	(780)
Total derivatives		$15,347	$5,757

(a)	Designated as hedging instruments.

(b)	Fair value hedge.

(c)	Economic hedge.

(d)	Cash flow hedge.

Financial Instruments with Off-Balance Sheet Risk

WebBank is a party to financial instruments with off-balance sheet risk. In the normal course of business, these financial instruments include commitments to extend credit in the form of loans as part of WebBank's lending arrangements. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheets. The contractual amounts of those instruments reflect the extent of involvement WebBank has in particular classes of financial instruments.

At December 31, 2018 and 2017, WebBank's undisbursed loan commitments totaled $130,697 and $148,529, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

14. PENSION AND OTHER POST-RETIREMENT BENEFITS

The Company maintains several qualified and non-qualified pension plans and other post-retirement benefit plans. The Company's significant pension plans are discussed below. The Company's other pension and post-retirement benefit plans are not significant individually or in the aggregate.

Qualified Pension Plans - HNH

The Company's subsidiary, Handy & Harman Ltd. ("HNH") and its subsidiary, Handy & Harman ("H&H"), sponsor a defined benefit pension plan, the WHX Pension Plan, covering many of H&H's employees and certain employees of H&H's former subsidiary, Wheeling-Pittsburgh Corporation ("WPC"). The WHX Pension Plan was established in May 1998 as a result of the merger of the former H&H plans, which covered substantially all H&H employees, and the WPC plan. The WPC plan, covering most United Steel Workers of America-represented employees of WPC, was created pursuant to a collective bargaining agreement ratified on August 12, 1997. Prior to that date, benefits were provided through a defined contribution plan, the Wheeling-Pittsburgh Steel Corporation Retirement Security Plan ("RSP Plan"). The assets of the RSP Plan were merged into the WPC plan as of December 1, 1997. Under the terms of the WHX Pension Plan, the benefit formula and provisions for the WPC and H&H participants continued as they were designed under each of the respective plans prior to the merger.

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

HNH's subsidiary, JPS Industries Holdings LLC ("JPS"), sponsors a defined benefit pension plan ("JPS Pension Plan"). Under the JPS Pension Plan, substantially all JPS employees who were employed prior to April 1, 2005 have benefits. The JPS Pension Plan was frozen effective December 31, 2005. Employees no longer earned additional benefits after that date. Benefits earned prior to December 31, 2005 will be paid out to eligible participants following retirement. The JPS Pension Plan was "unfrozen" for employees who were active employees on or after June 1, 2012. This new benefit, calculated based on years of service and a capped average salary, will be added to the amount of any pre-2005 benefit. The JPS Pension Plan was again frozen for all future accruals effective December 31, 2015, although unvested participants may still vest in accrued but unvested benefits.

Pension benefits under the WHX Pension Plan are based on years of service and the amount of compensation earned during the participants' employment. However, as noted above, the qualified pension benefits have been frozen for all participants.

Pension benefits for the WPC bargained participants include both defined benefit and defined contribution features, since the plan includes the account balances from the RSP Plan. The gross benefit, before offsets, is calculated based on years of service and the benefit multiplier under the plan. The net defined benefit pension plan benefit is the gross amount offset for the benefits payable from the RSP Plan and benefits payable by the Pension Benefit Guaranty Corporation from previously terminated plans. Individual employee accounts established under the RSP Plan are maintained until retirement. Upon retirement, participants who are eligible for the WHX Pension Plan and maintain RSP Plan account balances will normally receive benefits from the WHX Pension Plan. When these participants become eligible for benefits under the WHX Pension Plan, their vested balances in the RSP Plan become assets of the WHX Pension Plan. Although these RSP Plan assets cannot be used to fund any of the net benefit that is the basis for determining the defined benefit plan's net benefit obligation at the end of the year, the Company has included the amount of the RSP Plan accounts of $13,261 and $14,800 on a gross-basis as both assets and liabilities of the plan as of December 31, 2018 and 2017, respectively.

On December 30, 2016, the WHX Pension Plan was split into two plans by spinning off certain plan participants with smaller benefit obligations (which in the aggregate were equal to approximately 3.0% of the assets of the WHX Pension Plan), and assets equal thereto, to a new separate plan, the WHX Pension Plan II. The benefits of participants under the WHX Pension Plan II are equal to their accrued benefits under the benefit formula that was applicable to each participant under the WHX Pension Plan at the time of the plan spin-off. The total benefit liabilities of the two plans after the spin-off were equal to the benefit liabilities of the WHX Pension Plan immediately before the spin-off, and under the applicable spin-off rules, the WHX Pension Plan II was considered fully funded as of the date of the spin-off.

Net actuarial losses for the WHX Pension Plan are being amortized over the average future lifetime of the participants, which is expected to be approximately 17 years, and for the JPS Plan, 15 years. The Company believes that use of the future lifetime of the participants is appropriate because the plans are inactive.

API Plan

The Company's subsidiary, API, maintains a pension plan in the United Kingdom ("API Plan"). The API Plan is a defined benefit pension plan providing benefits based on final pensionable earnings, as defined in the API Plan, funded by the payment of contributions to a separately administered trust fund. Benefits under the API Plan were frozen, and the plan was closed to new participants in December 2008.

Certain employees of API's former Rahway, New Jersey plant participated in a multiemployer pension plan. For the year ended December 31, 2017, API recorded a one-time charge of $4,300 related to pension obligations associated with the closure of the Rahway, New Jersey plant, which charge is not included in the table below.

The following table presents the components of pension expense for the HNH and API pension plans:

	Year Ended December 31,
	2018	2017
Interest cost	$20,999	$21,910
Expected return on plan assets	(27,703)	(25,969)
Amortization of actuarial loss	9,888	9,228
Total	$3,184	$5,169

Actuarial assumptions used to develop the components of pension expense were as follows:

	2018	2017
Discount rates:
WHX Pension Plan	3.45%	3.84%
WHX Pension Plan II	3.33%	3.64%
JPS Pension Plan	3.40%	3.81%
API Pension Plan	2.50%	2.65%
HNH expected return on assets	6.50%	6.50%
API expected return on assets	3.80%	3.87%

The measurement date for plan obligations is December 31. The discount rate is the rate at which the plans' obligations could be effectively settled and is based on high quality bond yields as of the measurement date.

Summarized below is a reconciliation of the funded status for HNH's and API's qualified defined benefit pension plans:

	HNH Plans		API Plan
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at January 1	$601,194	$597,405	$152,006	$136,564
Prior service cost	—	—	2,634	—
Interest cost	17,276	18,183	3,723	3,730
Actuarial (gain) loss	(75,503)	27,324	(9,527)	4,204
Benefits paid	(44,155)	(41,718)	(5,528)	(5,338)
Impact of foreign exchange rate	—	—	(7,696)	12,846
Benefit obligation at December 31	$498,812	$601,194	$135,612	$152,006
Change in plan assets:
Fair value of plan assets at January 1	$349,819	$331,872	$140,634	$118,327
Actual returns on plan assets	(29,091)	24,239	(2,984)	15,261
Benefits paid	(44,155)	(41,718)	(5,528)	(5,338)
Company contributions	31,916	35,426	936	901
Impact of foreign exchange rate	—	—	(7,225)	11,483
Fair value of plan assets at December 31	308,489	349,819	125,833	140,634
Funded status	$(190,323)	$(251,375)	$(9,779)	$(11,372)
Accumulated benefit obligation ("ABO") for qualified defined benefit pension plans:
ABO at January 1	$601,194	$597,405	$152,006	$136,564
ABO at December 31	$498,812	$601,194	$135,612	$152,006
Amounts recognized on the consolidated balance sheets:
Current liability	$—	$—	$—	$—
Non-current liability	(190,323)	(251,375)	(9,779)	(11,372)
Total	$(190,323)	$(251,375)	$(9,779)	$(11,372)

The weighted average assumptions used in the valuations at December 31 were as follows:

	2018	2017
Discount rates:
WHX Pension Plan	4.10%	3.45%
WHX Pension Plan II	4.00%	3.33%
JPS Pension Plan	4.09%	3.40%
API Pension Plan	2.90%	2.50%

Pretax amounts included in Accumulated other comprehensive loss at December 31, 2018 and 2017 were as follows:

	HNH Plans		API Plan
	2018	2017	2018	2017
Prior service cost	$—	$—	$2,475	$—
Net actuarial loss	220,778	254,599	5,551	7,083
Accumulated other comprehensive loss	$220,778	$254,599	$8,026	$7,083

The pretax amount of actuarial losses included in Accumulated other comprehensive loss at December 31, 2018 that is expected to be recognized in net periodic benefit cost in 2019 is $10,075.

Other pretax changes in plan assets and benefit obligations recognized in comprehensive income (loss) are as follows:

	HNH Plans		API Plan
	Pension Benefits		Pension Benefits
	2018	2017	2018	2017
Current year actuarial gain (loss)	$23,933	$(24,333)	$1,300	$6,339
Amortization of actuarial loss	9,888	9,228	—	—
Current year prior service cost	—	—	(2,634)	—
Amortization of prior service credit	—	—	24	—
Impact of foreign exchange rate	—	—	367	—
Total recognized in comprehensive income (loss)	$33,821	$(15,105)	$(943)	$6,339

The actuarial gain in 2018 occurred principally because the discount rates used to measure benefit obligations for the HNH plans at the end of the fiscal year increased from the prior fiscal year end. In addition, the mortality assumptions were updated to reflect the results of a mortality study conducted in 2018, which also created an actuarial gain. Conversely, the actuarial loss in 2017 occurred principally because the discount rates used to measure benefit obligation for the HNH plans decreased in that year.

Benefit obligations were in excess of plan assets for each of the pension plans at both December 31, 2018 and 2017. Additional information for the plans with accumulated benefit obligations in excess of plan assets follows:

	HNH Plans		API Plan
	2018	2017	2018	2017
Projected benefit obligation	$498,812	$601,194	$135,612	$152,006
Accumulated benefit obligation	$498,812	$601,194	$135,612	$152,006
Fair value of plan assets	$308,489	$349,819	$125,833	$140,634

In determining the expected long-term rate of return on plan assets, the Company evaluated input from various investment professionals. In addition, the Company considered its historical compound returns, as well as the Company's forward-looking expectations. The Company determines its actuarial assumptions for its pension plans each year to calculate liability information as of December 31, and pension expense or income for the following year. The discount rate assumption is derived from the rate of return on high-quality bonds as of December 31 of each year.

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

The fair value of pension investments is defined by reference to one of three categories (Level 1, Level 2 or Level 3) based on the reliability of inputs, as such terms are defined in Note 2 - "Summary of Significant Accounting Policies." HNH's plans' assets at December 31, 2018 and 2017, by asset category, are as follows:

Fair Value Measurements as of December 31, 2018:
Assets at Fair Value as of December 31, 2018
Asset Class	Level 1	Level 2	Level 3	Total

Equity securities:
U.S. mid-cap	$24,736	$—	$—	$24,736
U.S. large-cap	75,859	—	—	75,859
U.S. small-cap	1,099	—	—	1,099
International large-cap	918	—	—	918
Fixed income securities	2,111	—	—	2,111
Mortgage backed securities	—	15,934	—	15,934
U.S. Government debt securities	—	10,161	—	10,161
Corporate bonds and loans	—	34,117	—	34,117
Convertible promissory notes	—	—	4,202	4,202
Stock warrants	—	—	193	193
Private company common stock	—	—	1,050	1,050
Subtotal	$104,723	$60,212	$5,445	170,380
Pension assets measured at net asset value (1)
Hedge funds: (2)
Equity long/short				50,777
Event driven				27,028
Value driven				18,995
Private equity - asset based lending - maritime (3)				9,498
Private equity - value oriented partnership investment fund (4)				4,102
Funds of funds - long-term capital growth (5)				14,945
Offshore feeder fund - Pan-Asia equity long/short (6)				4,243
Insurance separate account (7)				12,328
Total pension assets measured at net asset value				141,916
Cash and cash equivalents				4,738
Net payables				(8,545)
Total pension assets				$308,489

Fair Value Measurements as of December 31, 2017:
	Assets at Fair Value as of December 31, 2017
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. mid-cap	$28,715	$—	$—	$28,715
U.S. large-cap	66,076	—	—	66,076
U.S. small-cap	3,214	—	—	3,214
International large-cap	1,188	—	—	1,188
Fixed income securities	2,217	—	—	2,217
Mortgage backed securities	—	10,682	—	10,682
U.S. Government debt securities	—	14,001	—	14,001
Corporate bonds and loans	—	35,033	—	35,033
Convertible promissory notes	—	—	4,202	4,202
Stock warrants	—	—	193	193
Private company common stock	—	—	1,050	1,050
Subtotal	$101,410	$59,716	$5,445	166,571
Pension assets measured at net asset value (1)
Hedge funds: (2)
Equity long/short				45,147
Event driven				49,757
Value driven				19,960
Private equity - asset based lending - maritime (3)				8,466
Funds of funds - long-term capital growth (5)				12,517
Common trust funds: (2)
Other				3
Insurance separate account (7)				15,009
Total pension assets measured at net asset value				150,859
Cash and cash equivalents				28,397
Net receivables				3,992
Total pension assets				$349,819

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(2)
Hedge funds and common trust funds are comprised of shares or units in commingled funds that may not be publicly traded. The underlying assets in these funds are primarily publicly traded equity securities and fixed income securities.

(3)	The limited partnership is a direct lending private debt fund, which serves as an alternative source of liquidity for the shipping industry.

(4)
The limited partnership's strategy is to build a concentrated portfolio of 8-10 companies with $100 to $1,000 of equity allocated per investment. Investments will be control positions of minority stakes with significant protections and influence. The strategy will focus on the North American and Asian financial, industrial, energy, consumer and business service sectors.

(5)
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

(6)
The offshore feeder fund's Pan-Asia strategy employs a value-oriented and concentrated approach with a long-term horizon and seeks to build a portfolio of independent long and short positions with access to small/mid-cap opportunities.

(7)
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

API's pension plan's assets at December 31, 2018 and 2017 by asset category, are as follows:

Fair Value Measurements as of December 31, 2018:
	Assets at Fair Value as of December 31, 2018
Asset Class	Level 1	Level 2	Level 3	Total
Equities	$38,814	$—	$—	$38,814
Bonds	—	13,605	—	13,605
Property	—	13,457	—	13,457
Liability-driven instrument (1)	—	38,639	—	38,639
Private markets	—	—	13,824	13,824
Cash and cash equivalents	7,494	—	—	7,494
Total pension assets	$46,308	$65,701	$13,824	$125,833

Fair Value Measurements as of December 31, 2017:
	Assets at Fair Value as of December 31, 2017
Asset Class	Level 1	Level 2	Level 3	Total
Equities	$67,634	$—	$—	$67,634
Bonds	—	14,568	—	14,568
Property	—	13,159	—	13,159
Liability-driven instrument (1)	—	30,980	—	30,980
Private markets	—	—	13,845	13,845
Cash and cash equivalents	448	—	—	448
Total pension assets	$68,082	$58,707	$13,845	$140,634

(1)
Represents investments in pooled funds. This is a method of investing whereby a portfolio of assets is built with the objective of moving in-line with liabilities. The assets are typically derivative instruments based on government bonds or instruments called swaps which are exposed to the same liability sensitivities (interest rates and inflation) as the pension liabilities.

During 2018, there were no changes to the HNH plans' Level 3 assets, and during 2017, the changes were as follows:

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

In 2018, changes in the API Plan's Level 3 net assets consisted of transfers out of $281, a gain of $1,057 and foreign currency translation losses of $797. In 2017, changes in the API Plan's Level 3 net assets consisted of transfers in of $13,395 and a gain of $450.

The following tables present the category, fair value, unfunded commitments, redemption frequency and redemption notice period of those assets for which fair value was estimated using the net asset value per share (or its equivalents), as well as plan assets which have redemption notice periods, as of December 31, 2018 and 2017:

Class Name	Description	Fair Value December 31, 2018	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds	Global long short feeder fund	$9,499	$—	Monthly (1)	90 days
Hedge funds	US long small cap value hedge fund	$9,775	$—	Quarterly (2)	90 days
Hedge funds	International equity long/short hedge fund	$11,680	$—	Quarterly (3)	90 days (3)
Hedge funds	Multi-strategy hedge fund	$3,630	$1,750	(4)	(4)
Hedge funds	Value driven hedge fund	$18,995	$—	(5)	6 months
Fund of funds	Long-term capital growth	$14,945	$22,222	(6)	95 days
Hedge funds	Equity long/short hedge funds	$10,507	$—	(7)	60 days
Hedge funds	Event driven hedge funds	$27,028	$—	Monthly	90 days
Insurance separate account	Insurance separate account	$12,328	$—	(8)	(8)
Private equity	Asset-based lending-maritime	$9,498	$51	(9)	(9)
Private equity	Value oriented partnership investment fund	$4,102	$8,500	(10)	(10)
Offshore feeder fund	Pan-Asia equity long/short	$4,243	$—	(11)	60 days
Hedge funds	Equity long/short hedge funds	$3,689	$—	Quarterly (12)	90 days
Hedge funds	Equity long/short hedge funds	$1,997	$—	Quarterly (13)	60 days
Private equity	Revenue-based lending	$—	$7,750	(14)	(14)

(1)
3 year lock up and 5% redemption fee if under 3 years. Notice for redemption is 90 days prior to expiry of lock up period. Annual limited redemption of 20% per shareholder in any twelve month period, subject to 30 days' notice.

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

(6)
Each capital commitment is subject to a commitment period of 3 years during which capital may be drawn-down, subject to two 1-year extensions. During the commitment period, no withdrawals are permitted. Once permitted, withdrawals of available liquidity in underlying investment vehicles are permitted quarterly. The fund-of-funds will not invest in any fund or investment vehicle that has an initial lock-up period of more than 5 years. Upon complete redemption, a holdback of up to 10% is withheld and paid after the fund's financial statement audit.

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

(10)
Entered into an agreement effective September 8, 2016 for a commitment of $12,500 to a limited partnership private equity fund. $4,000 of capital has been called as of December 31, 2018. Voluntary withdrawals will not be permitted. Complete distributions will be made after 10 years, subject to an extension of an additional 1 year. The agreement provided for loans to the fund, and as of December 31, 2018, a $3,505 loan receivable was outstanding from the fund. Per the loan agreement, a loan exists until the partnership issues a drawdown notice. Upon issuance of a drawdown notice, a capital contribution to the partnership will be deemed to be made and deemed to have repaid the loan to the extent of the capital contribution.

(11)
3 year lock up. Optional annual limited redemption of 10% per shareholder, subject to 60 days' notice. 25% Master Fund level gate. Upon complete redemption, a holdback of up to 10% is withheld and paid after the fund's financial statement audit.

(12)	Maximum withdraw is 25% of the net asset value of the relevant class per quarter.

(13)
Entered into an agreement effective May 21, 2018 for a commitment of $2,000. 1 year lockup period for each capital contribution. Upon complete redemption, a holdback of 10% is withheld and paid after the fund's financial statement audit.

(14)
Entered into agreements effective October 31, 2018 which contain a $8,000 commitment with a commitment period between 3 and 4 years. Voluntary withdrawals are not permitted. Complete distributions will be made after 8 to 9 years, subject to two extensions in 1 year increments. On December 18, 2018, capital was called in the amount of $250 and is recorded as cash as of December 31, 2018.

In addition to those on the table above, there is an additional unfunded commitment at December 31, 2018 of $1,500 for a convertible promissory note, of which $750 was funded in January 2019.

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

(1)
3 year lock up and 5% redemption fee if under 3 years. Notice for redemption is 90 days prior to expiry of lock up period. Annual limited redemption of 10% per shareholder in any twelve month period, subject to 30 days' notice.

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

(6)
Each capital commitment is subject to a commitment period of 3 years during which capital may be drawn-down, subject to two 1-year extensions. During the commitment period, no withdrawals are permitted. Once permitted, withdrawals of available liquidity in underlying investment vehicles are permitted quarterly. The fund-of-funds will not invest in any fund or investment vehicle that has an initial lock-up period of more than 5 years. Upon complete redemption, a holdback of up to 10% is withheld and paid after the fund's financial statement audit.

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

(10)
Entered into an agreement effective September 8, 2016 for a commitment of $12,500 to a limited partnership private equity fund. Capital had not been called as of December 31, 2017. Voluntary withdrawals will not be permitted. Complete distributions will be made after 10 years, subject to an extension of an additional one year. The agreement provided for loans to the fund, and as of December 31, 2017, a $3,000 loan receivable was outstanding from the fund. Per the loan agreement, a loan exists until the partnership issues a drawdown notice. Upon issuance of a drawdown notice, a capital contribution to the partnership will be deemed to be made and deemed to have repaid the loan to the extent of the capital contribution.

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

In addition to those on the table above, HNH had an additional unfunded commitment at December 31, 2017 totaling $10,000 for a separately managed investment account which had an all-cap value strategy.

Contributions

Employer contributions consist of funds paid from employer assets into a qualified pension trust account. HNH's funding policy is to contribute annually an amount that satisfies the minimum funding standards of the Employee Retirement Income Security Act. API's funding policy is to contribute monthly an amount that satisfies the API Plan's provisions to meet the level of assets needed to pay benefits in accordance with the statutory funding objectives required in the United Kingdom.

HNH expects to have required minimum annual contributions for 2019, 2020, 2021, 2022, 2023 and for the five years thereafter of $33,400, $34,700, $34,000, $36,700, $28,500 and $23,700, respectively. API expects to have required minimum annual contributions of $887 for 2019, 2020, 2021 and 2022, and $739 in 2023. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

Benefit Payments

Estimated future benefit payments for the pension plans over the next ten years are as follows:

Years	HNH Plans	API Plan
2019	$42,260	$5,362
2020	41,305	5,591
2021	40,264	5,844
2022	39,215	6,110
2023	38,151	6,402
2024-2028	171,699	36,117

15. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of December 31, 2018, the Company had 25,294,003 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

In December 2016, the Board of Directors of SPH GP approved the repurchase of up to an aggregate of 2,000,000 of the Company's common units. In November 2018, the Board of Directors approved the repurchase of up to an additional 1,000,000 of the Company's common units (collectively, with the December 2016 approval, "Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. The Company has purchased 1,583,841 common units for an aggregate price of approximately $27,160 under the Repurchase Program.

Incentive Award Plan

On May 24, 2018, the Company's unitholders approved the adoption of the Company's 2018 Incentive Award Plan ("2018 Plan"). The 2018 Plan provides equity-based compensation through the grant of options to purchase the Company's limited partnership units, unit appreciation rights, restricted units, phantom units, substitute awards, performance awards, other unit-based awards, and includes, as appropriate, any tandem distribution equivalent rights granted with respect to an award (collectively, "LP Units"). The 2018 Plan allows for issuance of up to 500,000 LP Units. As of December 31, 2018, no awards had been granted under the 2018 Plan.

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

Preferred Units

The 6.0% Series A preferred units, no par value ("SPLP Preferred Units"), which were issued in connection with the Steel Excel Inc. ("Steel Excel"), HNH and WebFinancial Holding Corporation ("WFHC") transactions discussed below, entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared cash distributions of approximately $11,750 and $4,700 to preferred unitholders for the years ended December 31, 2018 and 2017, respectively. The SPLP Preferred Units have a term of nine years and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption. In addition, the holders can require the Company to repurchase up to 1,600,000 of the SPLP Preferred Units, in cash on a pro rata basis, on the third anniversary of the original issuance date of February 7, 2017, reduced by any preferred units called for redemption by the Company, in cash on a pro rata basis, prior to that time.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as a non-current liability, including accrued interest expense, on the Company's consolidated balance sheets as of December 31, 2018 and 2017 because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as a liability, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of operations. As of December 31, 2018 and 2017, there were 7,927,288 and 7,952,660 SPLP Preferred Units outstanding, respectively.

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

WFHC Transactions

During 2018, the Company entered into purchase agreements with minority stockholders of its subsidiary, WFHC, pursuant to which the Company purchased shares of common and preferred stock of WFHC in exchange for aggregate consideration totaling approximately $20,680, comprised of cash of $13,708, 185,407 SPLP common units and 186,271 SPLP Preferred Units. As a result of these transactions, the Company now owns 100% of WFHC, as compared to 91.2% at December 31, 2017.

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

iGo Transaction

On December 31, 2018, the Company entered into a contribution agreement with iGo, an equity method investee of the Company, in which the Company contributed its interest in its subsidiary, Kasco LLC ("Kasco"), in exchange for consideration consisting of 5,000,000 newly issued common shares of iGo and the assumption by iGo/Kasco of $15,000 of debt outstanding under the Credit Agreement (see Note 12 - "Long-Term Debt"). As a result of this transaction, the Company now owns 80.2% of iGo's common stock, and iGo became a consolidated subsidiary. As of December 31, 2018, iGo's assets and liabilities have been included in the Company's consolidated balance sheet, with a related noncontrolling interest of 19.8% of iGo's common stock.

Accumulated Other Comprehensive Loss

Changes, net of tax, in Accumulated other comprehensive loss are as follows:

	Unrealized gain (loss) on available-for-sale securities	Unrealized loss on derivative financial instruments	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2016	$62,527	$(688)	$(19,548)	$(109,270)	$(66,979)
Other comprehensive income (loss), net of tax - before reclassifications (a)	26,878	569	4,512	(6,926)	25,033
Reclassification adjustments, net of tax (b)	908	—	—	—	908
Net other comprehensive income (loss) attributable to common unitholders (c)	27,786	569	4,512	(6,926)	25,941
Acquisition of AOCI from noncontrolling interests	765	—	(3,223)	(60,889)	(63,347)
Balance at December 31, 2017	91,078	(119)	(18,259)	(177,085)	(104,385)
Net other comprehensive (loss) income attributable to common unitholders (a), (c)	(274)	(28)	(4,693)	24,247	19,252
Cumulative effect of adopting ASU 2016-01 relating to net unrealized gains and losses on equity securities (d)	(91,078)	—	—	—	(91,078)
Acquisition of AOCI from noncontrolling interests	—	(130)	(524)	(379)	(1,033)
Balance at December 31, 2018	$(274)	$(277)	$(23,476)	$(153,217)	$(177,244)

(a)	Net of a tax provision of approximately $8,349 and $31,029 and for the years ended December 31, 2018 and 2017, respectively.

(b)	Net of a tax provision of approximately $329.

(c)
For 2017, does not include the net unrealized gain on available-for sale securities of $811, the gain on derivative financial instruments of $55, cumulative translation adjustment gains of $932 and gains from the change in net pension and other post-retirement benefit obligations of $474, which are attributable to noncontrolling interests. For 2018, does not include the net unrealized gain on derivative financial instruments of $26 and cumulative translation adjustment of $(40), which are attributable to noncontrolling interests.

(d)
Effective January 1, 2018 upon adoption of ASU 2016-01, a cumulative effect reclassification adjustment was made to remove the net unrealized gains and losses on equity securities from Accumulated other comprehensive loss and reclassify them to Partners' capital.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP, which are determined as of the last day of each fiscal year. If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company records a negative incentive unit expense in the quarter when such over accrual is determined. The expense is recorded in Selling, general and administrative expenses in the Company's consolidated statements of operations. The Company recorded $0 and $9,021 of incentive unit expense for the years ended December 31, 2018 and 2017, respectively.

16. INCOME TAXES

Details of the Company's tax provision (benefit) are as follows:

	Year Ended December 31,
	2018	2017
Income (loss) before income taxes and equity method investments
Domestic	$169	$34,971
Foreign	(9,591)	5,452
Total	$(9,422)	$40,423

Income taxes:
Current:
Federal	$(1,160)	$4,263
State	7,518	4,872
Foreign	3,054	2,953
Total income taxes, current	9,412	12,088
Deferred:
Federal	8,723	44,592
State	(3,521)	(4,093)
Foreign	(2,055)	(1,288)
Total income taxes, deferred	3,147	39,211
Income tax provision	$12,559	$51,299

The following is a reconciliation of the income tax provision computed at the federal statutory rate to the provision for income taxes:

	Year Ended December 31,
	2018	2017
(Loss) income before income taxes and equity method investments	$(9,422)	$40,423
Federal income tax (benefit) provision at statutory rate	$(1,978)	$14,147
Loss passed through to common unitholders (a)	5,794	10,385
	3,816	24,532
State income taxes, net of federal effect	1,705	5,344
Change in valuation allowance	6,317	(48,598)
Foreign tax rate differences	(59)	(1,202)
Uncertain tax positions	150	124
Deferred tax rate change due to newly-enacted U.S. tax law	—	69,992
Permanent differences and other	630	1,107
Income tax provision	$12,559	$51,299

(a)
Represents taxes at statutory rate on losses for which no tax benefit is recognizable by SPLP and certain of its subsidiaries which are taxed as pass-through entities. Such losses are allocable directly to SPLP's unitholders and taxed when realized.

The Act was enacted on December 22, 2017. The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for numerous significant tax law changes and modifications with varying effective dates, which include reducing the U.S. federal corporate income tax rate from 35% to 21%, creating a territorial tax system (with a one-time mandatory repatriation tax on previously deferred foreign earnings) and allowing for immediate capital expensing of certain qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023.

In response to the enactment of the Act in late 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB 118") to address situations where the accounting is incomplete for certain income tax effects of the Act upon issuance of an entity's financial statements for the reporting period in which the Act was enacted. The measurement period allowed by SAB 118, in which the Company recorded an income tax benefit of $1,896 related to the one-time mandatory repatriation tax, closed during the fourth quarter of 2018. The prospects of supplemental legislation or regulatory processes to address uncertainties that arise because of the Act, or evolving technical interpretations of the tax law, may cause the Company's consolidated financial statements to be impacted in the future. The Company will continue to analyze the effects of the Act as subsequent guidance continues to emerge.

The Act also includes a provision to tax global intangible low-taxed income ("GILTI") of foreign subsidiaries. The FASB Staff Q&A Topic No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election either to recognize deferred taxes for temporary differences that are expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. We have elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred.

Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. The amounts shown on the following table represent the tax effect of temporary differences between the consolidated tax return basis of assets and liabilities and the corresponding basis for financial reporting, as well as tax credit and operating loss carryforwards.

	December 31,
	2018	2017
Deferred Tax Assets:
Operating loss carryforwards (a)	$136,940	$118,594
Postretirement and postemployment employee benefits	50,306	70,151
Tax credit carryforwards	12,837	13,412
Accrued costs	4,970	4,151
Investment impairments and unrealized losses	6,282	7,325
Inventories	3,536	2,468
Environmental costs	3,299	2,297
Capital loss	8,459	7,968
Allowance for doubtful accounts and loan losses	4,460	1,361
Other	1,427	3,748
Gross deferred tax assets	232,516	231,475

Deferred Tax Liabilities:
Intangible assets	(27,758)	(33,376)
Fixed assets	(24,542)	(26,346)
Unrealized gain on investment	(4,388)	(22,403)
Other	(2,715)	(2,208)
Gross deferred tax liabilities	(59,403)	(84,333)
Valuation allowance (b)	(79,298)	(41,138)
Net deferred tax assets	$93,815	$106,004

Classified on the Company's consolidated balance sheets as follows:
Deferred tax assets	$96,040	$109,011
Deferred tax liabilities	2,225	3,007
	$93,815	$106,004

(a)	The ability for certain subsidiaries to utilize net operating losses and other credit carryforwards may be subject to limitation upon changes in control.

(b)
Certain subsidiaries of the Company establish valuation allowances when they determine, based on their assessment, that it is more likely than not that certain deferred tax assets will not be fully realized. This assessment is based on, but not limited to, historical operating results, uncertainty in projections of taxable income and other uncertainties that may be specific to a particular business.

At December 31, 2018, the Company's corporate subsidiaries had carryforwards of U.S. federal net operating losses ("NOLs") of approximately $397,046 that expire in 2020 through 2037. In addition, there are federal NOLs that can only be utilized by the corporate subsidiaries that generated the prior year losses, commonly called SRLY NOLs, totaling $199,240, which will expire in 2020 through 2037. The Company has a valuation allowance to reserve its deferred tax asset associated with the SRLY NOLs, and the addition of SRLY NOLs during 2018 from the consolidation of iGo is the principal reason for the increase in the valuation allowance during 2018. There is a capital loss carryforward in the amount of $34,815 that expires in 2021-2022. The deferred tax asset associated with this item has been fully reserved.

The Company's corporate subsidiaries have NOLs in foreign jurisdictions totaling $18,054 for which a valuation allowance to reserve the associated deferred tax asset has been established. There are NOLs in various states in which the subsidiaries operate. The amount totaled $21,213 and expires in 2019 through 2037. A valuation allowance has been established against a significant portion of the deferred tax asset associated with the state NOLs.

The Company's corporate subsidiaries have federal research and development credit carryforwards of $28,213 that expire in 2019 through 2029, and state research and development credit carryforwards of $20,683 for which a significant amount do not expire. The Company has a valuation allowance to reserve a significant portion of its deferred tax assets associated with the credit carryforwards.

At December 31, 2017, a valuation allowance was released against substantially all of one of the Company's corporate subsidiary's federal deferred tax assets (except for certain federal NOLs of a subsidiary company subject to limitations and the realized capital losses) as the Company concluded such assets were fully realizable. This assessment was primarily based on the restructuring of several business units that enabled operational efficiencies resulting in a more likely than not assertion to realize the majority of the federal deferred tax assets. The Company will continue to monitor the likelihood that it will be able to recover the deferred tax assets in the future. This determination includes objectively verifiable positive evidence that outweighs potential negative evidence.

Unrecognized Tax Benefits

U.S. GAAP provides that the tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The change in the amount of unrecognized tax benefits for 2018 and 2017 was as follows:

Balance at December 31, 2016	$29,394
Additions for tax positions related to current year	32,684
Reductions due to lapsed statutes of limitations	(1,350)
Balance at December 31, 2017	$60,728
Additions for tax positions related to current year	977
Additions for tax positions related to prior years	1,413
Payments	(543)
Reductions due to lapsed statutes of limitations and expiration of credits	(10,850)
Balance at December 31, 2018	$51,725

The Company's total gross unrecognized tax benefits were $51,725 and $60,728 at December 31, 2018 and 2017, respectively, of which $33,812, if recognized, would affect the provision for income taxes. In 2018, the Company settled certain state tax examinations resulting in a payment against the reserve of $543. In addition, the Company reversed $10,850 of reserves upon the expiration of the statutes of limitations with applicable taxing authorities and the expiration of time for utilizing certain credits for which a full reserve is maintained. The increase in unrecognized tax benefits in 2017 was primarily related to certain tax credits from prior years that may not be sustained on a more-likely-than-not basis. As of December 31, 2018, it is reasonably possible that unrecognized tax benefits may decrease by $1,103 in the next 12 months due to the expiration of statutes of limitations. The Company recognizes interest and penalties (if applicable) related to uncertain tax positions in its income tax provision in the consolidated statement of operations. For 2018 and 2017, the amount of such interest and penalties recognized was not significant.
The Company is subject to U.S. federal income tax, as well as income taxes in various domestic states and foreign jurisdictions in which the Company operated or formerly operated in. The Company is generally no longer subject to federal, state or local income tax examinations by tax authorities for any year prior to 2015, except as noted below. However, NOLs generated in prior years are subject to examination and potential adjustment by the taxing authorities upon their utilization in subsequent years' tax returns.
A corporate subsidiary of the Company is currently under examination by the Internal Revenue Service ("IRS") for the year 2015, which remains on-going. To date, the IRS has not notified the Company of any material adjustments resulting from the examination. With respect to the same corporate subsidiary, the IRS completed the examination for the year 2014, resulting in no adjustments to the original filing. The Company also settled an IRS examination of a corporate subsidiary's final pre-acquisition period filing, resulting in a small refund.
During 2018, the Company settled various state and local examinations for the years 2012, 2013 and 2015 at a total cost of $543, for which the Company was fully reserved. In addition, certain corporate subsidiaries are either currently under examination or have been notified of pending examinations for the years 2014 through 2016 by the State of New York.

The Company is not currently under tax examination in any foreign jurisdictions.
17. NET (LOSS) INCOME PER COMMON UNIT

The following data was used in computing net (loss) income per common unit shown in the Company's consolidated statements of operations:

	Year Ended December 31,
	2018	2017
Net (loss) income	$(31,490)	$6,012
Net loss attributable to noncontrolling interests in consolidated entities	(1,114)	(6,028)
Net loss attributable to common unitholders	$(32,604)	$(16)
Net loss per common unit - basic and diluted
Net loss attributable to common unitholders	$(1.25)	$—
Denominator for net loss per common unit - basic and diluted	25,984,185	26,053,098

For the year ended December 31, 2018, the diluted net loss per unit calculation was based on the basic weighted-average units only since the impact of 12,240,672 of SPLP Preferred Units and 24,100 of unvested restricted stock units, would have been anti-dilutive. For the year ended December 31, 2017, the diluted net loss per unit calculation was based on the basic weighted-average units only since the impact of 307,448 incentive units, 4,738,844 of SPLP Preferred Units and 39,634 of unvested restricted stock units, would have been anti-dilutive.

18. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of December 31, 2018 and 2017 are summarized by type of inputs applicable to the fair value measurements as follows:

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$836	$603	$—	$1,439
Long-term investments (a)	200,179	14,943	42,601	257,723
Investments in certain funds	—	—	422	422
Precious metal and commodity inventories recorded at fair value	9,884	—	—	9,884
Economic interests in loans	—	—	17,156	17,156
Foreign currency forward exchange contracts	—	275	—	275
Warrants	—	—	1,738	1,738
Total	$210,899	$15,821	$61,917	$288,637

Liabilities:
Financial instrument obligations	$12,434	$—	$—	$12,434
Commodity contracts on precious metal and commodity inventories	—	159	—	159
Other precious metal liabilities	8,589	—	—	8,589
Foreign currency forward exchange contracts	—	450	—	450
Total	$21,023	$609	$—	$21,632

December 31, 2017	Level 1	Level 2	Level 3		Total
Assets:
Marketable securities (a)	$44,371	$1,988	$11,954		$58,313
Long-term investments (a)	186,750	10,387	36,223		233,360
Investments in certain funds	—	—	407		407
Precious metal and commodity inventories recorded at fair value	10,993	—	—		10,993
Economic interests in loans	—	—	13,126		13,126
Foreign currency forward exchange contracts	—	166	—		166
Warrants	—	—	206		206
Long put options	3	—	—	—	3
Total	$242,117	$12,541	$61,916		$316,574

Liabilities:
Financial instrument obligations	$15,629	$—	$—		$15,629
Commodity contracts on precious metal and commodity inventories	—	127	—		127
Other precious metal liabilities	8,115	—	—		8,115
Foreign currency forward exchange contracts	—	188	—		188
Short call options	258	—	—		258
Total	$24,002	$315	$—		$24,317

(a)	For additional detail of the marketable securities and long-term investments see Note 10 - "Investments."

There were no transfers of securities among the various measurement input levels during the years ended December 31,
2018 or 2017.

The fair value of the Company's financial instruments, such as cash and cash equivalents, trade and other receivables and accounts payable, approximates carrying value due to the short-term maturities of these assets and liabilities. Carrying cost approximates fair value for long-term debt, which has variable interest rates.

The precious metal and commodity inventories associated with the Company's fair value hedges (see Note 13 - "Financial Instruments") are reported at fair value. Fair values of these inventories are based on quoted market prices on commodity exchanges and are considered Level 1 measurements. The derivative instruments that the Company purchases in connection with its precious metal and commodity inventories, specifically commodity futures and forward contracts, are also valued at fair value. The futures contracts are Level 1 measurements since they are traded on a commodity exchange. The forward contracts are entered into with a counterparty and are considered Level 2 measurements.

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long-Term Investments
	Investments in Associated Companies (a)	STCN Warrants (a)	Marketable Securities and Other (b)	Total
Assets
Balance at December 31, 2016	$1,223	$19	$30,789	$32,031
Purchases	35,000	—	—	35,000
Sales and cash collections	—	—	(19,404)	(19,404)
Realized gains on sale	—	—	309	—
Unrealized gains	—	—	13,999	13,999
Unrealized losses	—	(19)	—	(19)
Balance at December 31, 2017	$36,223	$—	$25,693	$61,916
Purchases	—	—	2,482	2,482
Sales and cash collections	—	—	(23,154)	(23,154)
Realized gains on sale	—	—	18,704	18,704
Unrealized gains	4,420	—	145	4,565
Unrealized losses	—	—	(2,346)	(2,346)
Balance at December 31, 2018	$40,643	$—	$21,524	$62,167

(a)	Unrealized gains and losses are recorded in Loss (income) of associated companies, net of taxes in the Company's consolidated statements of operations.

(b)
Realized gains and losses on sale are recorded in Realized and unrealized losses (gains) on securities, net or Revenue in the Company's consolidated statements of operations, as are unrealized gains and losses incurred in 2018. In 2017, prior to the adoption of ASU 2016-01, unrealized gains and losses were recorded in AOCI.

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

Marketable Securities and Other - Valuation Techniques

The Company uses the net asset value included in quarterly statements it receives in arrears from a venture capital fund to determine the fair value of such fund and determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities. The fair value of the derivatives held by WebBank (see Note 13 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flows analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 7.01% to 35.85%, a constant default rate of 1.01% to 27.56% and a discount rate of 1.34% to 27.71%.

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

19. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has certain facilities under non-cancelable operating lease arrangements. Rent and related expenses recognized in the Company's consolidated statements of operations for the years ended December 31, 2018 and 2017 was $18,945 and $17,895, respectively. Future minimum operating lease and rental commitments under non-cancelable operating leases for SPLP consolidated operations are as follows:

Payments due by period	Amount
2019	$14,280
2020	11,131
2021	8,975
2022	6,174
2023	3,863
Thereafter	17,867
Total	$62,290

Environmental and Litigation Matters

As discussed in more detail below, certain of the Company's subsidiaries have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement and as defendants in certain litigation matters. Most such legal proceedings and environmental investigations involve unspecified amounts of potential damage claims or awards, are in an initial procedural phase, involve significant uncertainty as to the outcome or involve significant factual issues that need to be resolved, such that it is not possible for the Company to estimate a range of possible loss. For matters that have progressed sufficiently through the investigative process such that the Company is able to reasonably estimate a range of possible loss, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Any estimated range is or will be based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent the Company's maximum possible loss exposure. The circumstances of such legal proceedings and environmental investigations will change from time to time, and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on the financial position, liquidity or results of operations of the Company.

The environmental claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs, and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues costs associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of December 31, 2018, on a consolidated basis, the Company has recorded liabilities of $14,960 in Accrued liabilities on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

Environmental Matters

Certain HNH subsidiaries have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH recorded liabilities of approximately $13,211 related to estimated environmental remediation costs as of December 31, 2018. HNH may have insurance coverage available for certain of these matters.

Included among these liabilities, certain HNH subsidiaries have been identified as PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") or similar state statutes at sites and are parties to administrative consent orders in connection with certain properties. Those subsidiaries may be subject to joint and several liabilities imposed by CERCLA on PRPs. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant in identifying PRPs and allocating or determining liability among them, the subsidiaries are unable to reasonably estimate the ultimate cost of compliance with such laws.

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

The sites where certain HNH subsidiaries have environmental liabilities include the following:

HNH has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that HNH sold in 2003 ("Sold Parcel") and an adjacent parcel ("Adjacent Parcel") that together comprise the site of a former HNH manufacturing facility. The remaining remediation, monitoring and regulatory administrative costs for the Sold Parcel are expected to approximate $100. With respect to the Adjacent Parcel, an ecological risk assessment has been completed and the results, along with proposed cleanup goals, were submitted in the second quarter of 2016 to the CTDEEP for their review and approval. An upland work plan to investigate the upland portion of the parcel was submitted in the third quarter of 2017 to the CTDEEP and was approved in March 2018. That investigation work started in the second quarter of 2018 and was completed in the fourth quarter of 2018. Additional investigatory work could be required dependent upon CTDEEP requirements. Investigation of the wetlands portion is also expected to start in the first half of 2019, pending regulatory approvals and setting goals for the entire parcel. The total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time. Based on the current stage of the investigation at this time, the Company estimates that it is reasonably possible that it may incur aggregate losses over a period of several years, above its accrued liability, in a range of $2,000 to $6,000. Due to the uncertainties, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of HNH, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. HHEM is actively remediating the property and is continuing to investigate effective methods for achieving compliance with the ACO. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the timing and ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and HNH, all after having the first $1,000 paid by the former owner/operator. As of December 31, 2018, total investigation and remediation costs of approximately $7,500 and $2,400 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM had been reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. While the primary insurance reimbursement ceased, HHEM believes that there is additional excess insurance coverage, which it is currently pursuing. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. A reserve of approximately $1,800 has been established for HHEM's expected 25% share of anticipated costs at this site, which is based upon the recent selection of a final remedy, on-going operations and maintenance, additional investigations and monitored natural attenuation testing over the next 30 years. There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM, HNH or the Company.

HNH's subsidiary, SL Industries, Inc. ("SLI"), may incur environmental costs in the future as a result of the past activities of its former subsidiary, SL Surface Technologies, Inc. ("SurfTech"), in Pennsauken, New Jersey ("Pennsauken Site"), in Camden, New Jersey and at its former subsidiary, SGL Printed Circuits in Wayne, New Jersey. At the Pennsauken Site, in 2013, SLI reached an agreement with both the U.S. Department of Justice and the U.S. Environmental Protection Agency ("EPA") related to its liability and entered into a Consent Decree which governs the agreement. SLI has completed the remediation as required by the Consent Decree and has paid EPA a fixed sum for its past oversight costs. Separate from the Consent Decree, in December 2012, the NJDEP made a settlement demand of $1,800 for past and future cleanup and removal costs and natural resource damages ("NRD"). To avoid the time and expense of litigating the matter, SLI offered to pay approximately $300 to fully resolve the claim presented by the State of New Jersey ("State"). SLI's settlement offer was rejected. On December 6, 2018, the State filed a complaint against SLI related to its operations at the Pennsauken Site. The State is seeking treble damages and attorneys' fees, NRD for loss of use of groundwater, as well as a request for relief that SLI pay all cleanup and removal costs that the State has incurred and will incur at the Pennsauken Site. While the State did not specifically identify its alleged damages in the complaint, the State has identified $3,661 in past costs through December 11, 2018. SLI intends to assert all legal and procedural defenses available to it. Although the final scope and cost of this claim cannot be verified at this time, we estimate that it is reasonably possible that we may incur an aggregate loss in a range of $300 to $3,661. Given the State's other generally-alleged damages, however, there can be no assurance that there will not be potential additional costs associated with the Pennsauken Site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

SLI reported soil contamination and a groundwater contamination in 2003 from the SurfTech site located in Camden, New Jersey. Substantial investigation and remediation work has been completed under the direction of the Licensed Site Remediation Professional ("LSRP") for the site. Additional remediation initiated during the fourth quarter of 2018 is expected to continue into the first quarter of 2019 and post-remediation groundwater monitoring conducted thereafter. A full-scale groundwater bioremediation is expected to be implemented during the first quarter of 2019 following the remediation mentioned above. A reserve of $2,500 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

SLI is currently participating in environmental assessment and cleanup at a commercial facility located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with the NJDEP and LSRP oversight, but contaminants of concern in groundwater and surface water, which extend off-site, remain above applicable NJDEP remediation standards. A reserve of approximately $1,100 has been established for anticipated costs, but there can be no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

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

Litigation Matters

On December 8, 2017, a putative stockholder class action, captioned Sciabacucchi v. DeMarco, et al., was filed in the Court of Chancery of the State of Delaware by a purported former stockholder of HNH challenging the Company's acquisition, through a subsidiary, of all of the outstanding shares of common stock of HNH not already owned by the Company or any of its affiliates. On June 15, 2018, this action was consolidated with a second putative stockholder class action filed April 30, 2018, and captioned John Levin v. DeMarco, et al. The consolidated action names as defendants the former members of the HNH board of directors, the Company and SPH GP, and alleges, among other things, that the defendants breached their fiduciary duties to the former public stockholders of HNH in connection with the aforementioned acquisition. The complaint seeks, among other relief, unspecified monetary damages, attorneys' fees and costs. On July 5, 2018, the Court granted plaintiff's motion for class certification. The Company is vigorously defending itself against these claims; however, the outcome of this matter is uncertain.

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through December 31, 2018. In many cases these claims involved more than 100 defendants. Of the claims settled, the average settlement was less than $3. There remained approximately 30 pending asbestos claims as of December 31, 2018. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of both December 31, 2018 and 2017, BNS Sub has accrued $1,349 relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

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

20. RELATED PARTY TRANSACTIONS

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $8,119 and $8,987 for the years ended December 31, 2018 and 2017, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Unpaid amounts for management fees included in Payables to related parties on the Company's consolidated balance sheets were $1 and $487 at December 31, 2018 and 2017, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $4,846 and $4,708 during the years ended December 31, 2018 and 2017, respectively. Unpaid amounts for reimbursable expenses were approximately $254 and $881 at December 31, 2018 and 2017, respectively, and are included in Payables to related parties on the Company's consolidated balance sheets.

Corporate Services

The Company's subsidiary, Steel Services Ltd ("Steel Services"), through management services agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, which are eliminated in consolidation, Steel Services has management services agreements with other companies considered to be related parties, including J. Howard Inc., Steel Partners, Ltd. and affiliates, STCN and Aerojet Rocketdyne Holdings, Inc. In total, Steel Services currently charges approximately $2,350 annually to these companies. All amounts billed under these service agreements are classified as a reduction of Selling, general and administrative expenses.

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

Other

At December 31, 2018 and 2017, several related parties and consolidated subsidiaries had deposits totaling $1,667 and $2,438, respectively, at WebBank. Approximately $616 and $357 of these deposits, including interest which was not significant, have been eliminated in consolidation as of December 31, 2018 and 2017, respectively.

21. SEGMENT INFORMATION

SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other, which are managed separately and offer different products and services. The Diversified Industrial segment is comprised of manufacturers of engineered niche industrial products, including joining materials, tubing, building materials, performance materials, electrical products, blades and route repair services, and packaging businesses. The Energy segment provides drilling and production services to the oil & gas industry and owns a youth sports business. The Financial Services segment consists primarily of the operations of WebBank, a Utah chartered industrial bank, which engages in a full range of banking activities. The Corporate and Other segment consists of several consolidated subsidiaries, including Steel Services, equity method and other investments, and cash and cash equivalents. Its income or loss includes certain unallocated general corporate expenses. Steel Services has management services agreements with our consolidated subsidiaries and other related companies as further discussed in Note 20 - "Related Party Transactions."

Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $13,269, $8,150 and $4,700 for the year ended December 31, 2018. For the year ended December 31, 2017, Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $12,000, $8,150 and $4,700 for these services. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

Segment information is presented below:

	Year Ended December 31,
Revenue:	2018	2017
Diversified industrial	$1,286,665	$1,156,187
Energy	175,950	135,461
Financial services	121,999	80,379
Total	$1,584,614	$1,372,027
Income (loss) before income taxes:
Diversified industrial	$42,661	$50,104
Energy	(6,342)	(21,514)
Financial services	54,544	41,328
Corporate and other	(109,794)	(12,607)
(Loss) income before income taxes	(18,931)	57,311
Income tax provision	12,559	51,299
Net (loss) income	$(31,490)	$6,012
(Loss) income of associated companies, net of taxes:
Energy	$(1,685)	$593
Corporate and other	(7,824)	16,295
Total	$(9,509)	$16,888

	Year ended December 31, 2018
	Interest Expense (a)	Capital Expenditures	Depreciation and Amortization
Diversified industrial	$13,395	$39,589	$59,582
Energy	388	7,399	20,214
Financial services	10,288	85	397
Corporate and other	25,451	12	130
Total	$49,522	$47,085	$80,323
	Year ended December 31, 2017
	Interest Expense (a)	Capital Expenditures	Depreciation and Amortization
Diversified industrial	$13,471	$40,374	$50,741
Energy	1,421	13,468	20,735
Financial services	4,685	834	294
Corporate and other	7,912	61	166
Total	$27,489	$54,737	$71,936

(a)	Interest expense includes Finance interest expense of $10,288 and $4,685 for the years ended December 31, 2018 and 2017, respectively.

	December 31,
	2018	2017
Identifiable Assets Employed:
Diversified industrial	$1,018,700	$1,070,874
Energy	352,179	416,460
Financial services	924,763	612,378
Corporate and other	60,417	61,779
Segment total	2,356,059	2,161,491
Discontinued operations	—	2,549
Total	$2,356,059	$2,164,040

The following table presents geographic revenue and long-lived asset information as of and for the year ended December 31. Foreign revenue is based on the country in which the legal subsidiary generating the revenue is domiciled. Long-

lived assets in 2018 and 2017 consist of property, plant and equipment, plus approximately $5,994 and $6,300, respectively, of land and buildings from previously operating businesses and other non-operating assets that are carried at the lower of cost or fair value less cost to sell and are included in Other non-current assets on the Company's consolidated balance sheets as of December 31, 2018 and 2017, respectively. Neither revenue nor long-lived assets from any single foreign country were material to the consolidated financial statements of the Company.

	2018		2017
	Revenue	Long-lived Assets	Revenue	Long-lived Assets
Geographic information:
United States	$1,368,778	$260,512	$1,149,792	$239,834
Foreign	215,836	42,949	222,235	38,457
Total	$1,584,614	$303,461	$1,372,027	$278,291

22. REGULATORY MATTERS

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

In July 2013, the Federal Deposit Insurance Corporation approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks ("Basel III"). Under the final rules, which began for WebBank on January 1, 2015 and have been fully implemented as of January 1, 2019, minimum requirements increased for both the quantity and quality of capital held by WebBank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio ("CET1 Ratio") of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which as fully phased-in, effectively results in a minimum CET1 Ratio of 7.0%. Basel III raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% as fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also made changes to risk weights for certain assets and off-balance-sheet exposures. WebBank expects that its capital ratios under Basel III will continue to exceed the well capitalized minimum capital requirements, and such amounts are disclosed in the table below:

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
As of December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to risk-weighted assets)	$151,799	22.60%	$53,807	8.00%	$66,418	9.88%	$67,258	10.00%
Tier 1 Capital
(to risk-weighted assets)	$143,275	21.30%	$40,355	6.00%	$52,966	7.88%	$53,807	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$143,275	21.30%	$30,266	4.50%	$42,877	6.38%	$43,718	6.50%
Tier 1 Capital
(to average assets)	$143,275	18.30%	$31,250	4.00%	n/a	n/a	$39,063	5.00%

As of December 31, 2017
Total Capital
(to risk-weighted assets)	$111,102	28.90%	$30,710	8.00%	$35,509	9.25%	$38,388	10.00%
Tier 1 Capital
(to risk-weighted assets)	$106,296	27.70%	$23,033	6.00%	$27,831	7.25%	$30,710	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$106,296	27.70%	$17,275	4.50%	$22,073	5.75%	$24,952	6.50%
Tier 1 Capital
(to average assets)	$106,296	19.00%	$22,398	4.00%	n/a	n/a	$27,998	5.00%

23. SUPPLEMENTAL CASH FLOW INFORMATION

The amount of Cash, cash equivalents and restricted cash as of December 31, 2018 and 2017 in the consolidated statements of cash flows is reconciled to the Company's consolidated balance sheets as follows:

	Year Ended December 31,
	2018	2017
Cash and cash equivalents	$334,884	$418,755
Restricted cash	12,434	15,629
Total cash, cash equivalents and restricted cash	$347,318	$434,384

A summary of supplemental cash flow information for the years ending December 31, 2018 and 2017 is presented in the following table:

	Year Ended December 31,
	2018	2017
Cash paid during the period for:
Interest	$40,773	$22,029
Taxes	9,463	19,774
Non-cash investing and financing activities:
Acquisition of iGo shares in exchange for Kasco equity	6,156	—
Exchange of debt securities for equity securities	—	3,317
Contingent purchase price (future earn-out) associated with the Dunmore acquisition	3,800	—
Issuance of SPLP common units to purchase subsidiary shares from noncontrolling interests	3,159	—
Issuance of SPLP Preferred Units to purchase subsidiary shares from noncontrolling interests	3,812	198,817

24. OTHER (INCOME) EXPENSE, NET

Other (income) expense, net consists of the following:

	Year Ended December 31,
	2018	2017
Investment income	$(5,615)	$(1,191)
Realized (gains) losses on financial instrument obligations	(121)	2,918
Realized and unrealized (gains) losses on derivatives	(840)	145
Other, net	(1,434)	(843)
Total	$(8,010)	$1,029

25. QUARTERLY FINANCIAL DATA (unaudited)

				Net (Loss) Income Attributable to Common Unitholders
Quarter	Revenue	Net (Loss) Income	Net (Loss) Income Attributable to Common Unitholders	Per Common Unit Basic	Per Common Unit Diluted
2018
First	$366,245	$(8,851)	$(9,078)	$(0.35)	$(0.35)
Second	434,437	13,555	13,042	0.50	0.42
Third	405,319	(6,191)	(6,095)	(0.23)	(0.23)
Fourth (a), (b)	378,613	(30,003)	(30,473)	(1.19)	(1.19)
	$1,584,614	$(31,490)	$(32,604)
2017
First	$323,319	$(3,098)	$(4,082)	$(0.16)	$(0.16)
Second	358,391	15,718	11,253	0.43	0.41
Third	355,040	10,905	7,013	0.27	0.27
Fourth (c)	335,277	(17,513)	(14,200)	(0.55)	(0.55)
	$1,372,027	$6,012	$(16)

(a)
Effective January 1, 2018 upon adoption of ASU 2016-01, unrealized gains or losses on equity securities are no longer recorded in AOCI on the consolidated balance sheet, but are instead recognized in Realized and unrealized losses (gains) on securities, net in the consolidated statement of operations. Realized and unrealized losses (gains) on securities, net totaled $62,586 for the full year of 2018 and $14,557 for the fourth quarter of 2018, as compared with $(790) for the full year of 2017 and $45 for the fourth quarter of 2017.

(b)
The Company recorded asset impairment charges of approximately $8,108 in the fourth quarter of 2018, primarily related to intangible assets in the Diversified Industrial segment (See Note 5 - "Divestitures and Asset Impairment Charges").

(c)
The Company recorded asset impairment charges of approximately $2,028 in the fourth quarter of 2017, primarily related to an other-than-temporary impairment on a certain available-for-sale security (see Note 5 - "Divestitures and Asset Impairment Charges"). In addition, the Act was enacted in the fourth quarter of 2017, and in connection therewith, the Company recorded income tax expense of $56,552 from the remeasurement of deferred tax balances. During 2017, the Company recorded an income tax benefit of $44,681 associated with the reversal of its deferred tax valuation allowances at certain subsidiaries, which primarily impacted the fourth quarter (see Note 16 - "Income Taxes").

26. SUBSEQUENT EVENT

On February 28, 2019, the Company entered into a 7.50% convertible senior note due 2024 ("New Note") with STCN, whereby the Company will loan $14,940 to STCN. STCN will use the proceeds plus cash on hand to redeem at maturity its 5.25% convertible senior notes ("Steel Connect Notes"), which will mature on March 1, 2019. The Company holds $14,940 in aggregate principal amount of such Steel Connect Notes at December 31, 2018, which are further discussed in Note 10 - "Investments." The New Note is convertible into shares of STCN's common stock at an initial conversion rate of 421.2655 shares of common stock per $1,000 principal amount of the New Note (which is equivalent to an initial conversion price of approximately $2.37 per share), subject to adjustment upon the occurrence of certain events.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of our management, including the Principal Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Chief Financial Officer concluded that as of December 31, 2018 our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

The Company completed the acquisition of Dunmore on February 16, 2018. The Company's management excluded the operations of Dunmore from its evaluation of, and conclusion on, the effectiveness of management's internal control over financial reporting as of December 31, 2018. This business represents approximately 3.2% of the Company's total assets as of December 31, 2018, and approximately 3.8% of the Company's total revenue for the year then ended. The Company's management will fully integrate the operations of Dunmore into its assessment of the effectiveness of its internal control over financial reporting in 2019.

Under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2018 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.

Deloitte & Touche LLP, the independent registered public accounting firm who audited the Company's 2018 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, which is included herein.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Operations for the years ended December 31, 2018 and 2017
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2018 and 2017
Consolidated Statements of Changes in Capital for the years ended December 31, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
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

2.6
Agreement and Plan of Merger, dated as of April 6, 2016, by and among Handy & Harman Ltd., Handy & Harman Group Ltd., SLI Acquisition Co. and SL Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by Handy & Harman Ltd. with the Securities and Exchange Commission on April 7, 2016).

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

2.9
Agreement and Plan of Merger, dated as of June 26, 2017, by and among Steel Partners Holdings L.P., Handy Acquisition Co. and Handy & Harman Ltd. (incorporated by reference to Exhibit 2.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed on June 26, 2017).

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

3.1	Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 to Steel Partners Holdings L.P.'s Registration Statement on Form 10, filed December 15, 2011).
3.2
Amendment to the Certificate of Limited Partnership, dated April 2, 2009 (incorporated by reference to Exhibit 3.2 to Steel Partners Holdings L.P.'s Registration Statement on Form 10, filed December 15, 2011).

3.3
Amendment to the Certificate of Limited Partnership, dated January 20, 2010 (incorporated by reference to Exhibit 3.3 to Steel Partners Holdings L.P.'s Registration Statement on Form 10, filed December 15, 2011).

3.4
Amendment to the Certificate of Limited Partnership, dated October 15, 2010 (incorporated by reference to Exhibit 3.4 to Steel Partners Holdings L.P.'s Registration Statement on Form 10, filed December 15, 2011).

3.5
Seventh Amended and Restated Agreement of Limited Partnership of Steel Partners Holdings L.P., dated as of October 12, 2017 (incorporated by reference to Exhibit 3.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed on October 12, 2017).

4.1
Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of ModusLink Global Solutions, Inc. filed with the Secretary of State of the State of Delaware on December 15, 2017 (incorporated by reference to Exhibit 4.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed December 19, 2017).

10.1
Credit Agreement, dated as of October 23, 2013, by and among SPH Group Holdings LLC, Steel Partners Holdings L.P., the lenders thereunder and PNC Bank, National Association, in its capacity as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 99.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed October 28, 2013).

10.2
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

10.3
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

10.4
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

10.5
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

10.6
First Amendment, dated as of April 27, 2018, to the Credit Agreement, dated as of November 14, 2017, by and among Handy & Harman Group Ltd., SPH Group Holdings LLC, Steel Excel Inc., API Americas Inc. and Cedar 2015 Limited as Borrowers, PNC Bank, National Association, in its capacity as administrative agent, the lenders party thereto, and certain of the Borrowers' affiliates in their capacities as guarantors*** (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed April 30, 2018).

10.7
Second Amendment, dated as of December 31, 2018, to the Credit Agreement, dated as of November 14, 2017, among Handy & Harman Group Ltd., SPH Group Holdings LLC, Steel Excel Inc., API Americas Inc., iGo, Inc. and Cedar 2015 Limited as Borrowers, PNC Bank, National Association, in its capacity as administrative agent, the lenders party thereto, and certain of the Borrowers' affiliates in their capacities as guarantors*** (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed February 4, 2019).

10.8
Sixth Amended and Restated Management Agreement by and between SP Corporate Services LLC and SP General Services LLC, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 13, 2015).

10.9**
Incentive Unit Agreement by and between Steel Partners Holdings L.P. and SPH SPV-I LLC, effective as of May 11, 2012 (incorporated by reference to Exhibit 10.2 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 13, 2015).

10.10**	2018 Incentive Award Plan (incorporated by reference to Steel Partners Holdings L.P.'s Schedule 14A, filed April 23, 2018).
10.11
Exchange Agreement, dated as of May 31, 2015, by and between Handy & Harman Group, Ltd. and SPH Group Holdings LLC (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed June 1, 2015).

10.12
Preferred Stock Purchase Agreement dated as of December 15, 2017, by and between ModusLink Global Solutions, Inc. and SPH Group Holdings LLC. (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed December 19, 2017).

10.13**
Employment Agreement, dated as of June 29, 2010, between SL Industries, Inc. and William Fejes, Jr. (incorporated by reference to Exhibit 10.1 of SL Industries, Inc.'s Quarterly Report on Form 10-Q, filed August 2, 2010).

21*	Subsidiaries of Steel Partners Holdings L.P.
24*	Power of Attorney (included in the signature page)
31.1*	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial Statements of Steel Connect, Inc. for the three years ended July 31, 2018 (incorporated by reference to Steel Connect, Inc.'s Annual Report on Form 10-K, filed December 4, 2018).
Exhibit 101.INS*	XBRL Instance Document
Exhibit 101.SCH*	XBRL Taxonomy Extension Schema
Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase
Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase
Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith.
** Management contract or compensatory plan or arrangement.
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
February 28, 2019
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

By:	/s/ Warren G. Lichtenstein	February 28, 2019
	Warren G. Lichtenstein, Executive Chairman	Date
(Principal Executive Officer)

By:	/s/ Douglas B. Woodworth	February 28, 2019
	Douglas B. Woodworth, Chief Financial Officer	Date
(Principal Accounting Officer)

By:	/s/ Jack L. Howard	February 28, 2019
	Jack L. Howard, Director	Date

By:	/s/ James Benenson III	February 28, 2019
	James Benenson III, Director	Date

By:	/s/ Eric P. Karros	February 28, 2019
	Eric P. Karros, Director	Date

By:	/s/ John P. McNiff	February 28, 2019
	John P. McNiff, Director	Date

By:	/s/ Joseph L. Mullen	February 28, 2019
	Joseph L. Mullen, Director	Date

By:	/s/ General Richard I. Neal	February 28, 2019
	General Richard I. Neal, Director	Date

By:	/s/ Lon Rosen	February 28, 2019
	Lon Rosen, Director	Date