Form 10-Q
period 2019-03-31
STEEL PARTNERS HOLDINGS L.P.
filed 2019-05-02
CIK 1452857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number: 001-35493

STEEL PARTNERS HOLDINGS L.P.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3727655
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 32nd Floor
New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 520-2300
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Units, $0 par	SPLP	New York Stock Exchange
6.0% Series A Preferred Units	SPLP-PRA	New York Stock Exchange

The number of common units outstanding as of May 1, 2019 was 24,958,667.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(unaudited)
(in thousands, except common units)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$212,340	$334,884
Restricted cash	14,053	12,434
Marketable securities	1,671	1,439
Trade and other receivables - net of allowance for doubtful accounts of $3,213 and $2,885, respectively	225,637	209,543
Receivables from related parties	703	425
Loans receivable, including loans held for sale of $169,830 and $188,143, respectively, net	349,559	341,890
Inventories, net	166,617	158,850
Prepaid expenses and other current assets	36,376	32,826
Total current assets	1,006,956	1,092,291
Long-term loans receivable, net	191,563	164,375
Goodwill	186,061	183,945
Other intangible assets, net	176,356	183,541
Deferred tax assets	95,560	96,040
Other non-current assets	88,546	80,356
Property, plant and equipment, net	294,019	297,467
Operating lease right-of-use assets	43,641	—
Long-term investments	270,613	258,044
Total Assets	$2,353,315	$2,356,059
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$126,548	$106,261
Accrued liabilities	81,548	93,179
Financial instruments	14,053	12,434
Deposits	421,465	431,959
Payables to related parties	1,808	248
Short-term debt	3,273	3,094
Current portion of long-term debt	10,795	799
Current portion of preferred unit liability	37,858	—
Other current liabilities	32,899	21,943
Total current liabilities	730,247	669,917
Long-term deposits	216,544	279,352
Long-term debt	474,383	478,096
Preferred unit liability	143,558	180,340
Accrued pension liabilities	202,140	205,770
Deferred tax liabilities	2,741	2,225
Long-term operating lease liabilities	33,651	—
Other non-current liabilities	19,793	20,987
Total Liabilities	1,823,057	1,836,687
Commitments and Contingencies
Capital:
Partners' capital common units: 24,958,667 and 25,294,003 issued and outstanding (after deducting 12,647,864 and 12,142,528 units held in treasury, at cost of $198,781 and $192,060), respectively	702,016	692,895
Accumulated other comprehensive loss	(175,423)	(177,244)
Total Partners' Capital	526,593	515,651
Noncontrolling interests in consolidated entities	3,665	3,721
Total Capital	530,258	519,372
Total Liabilities and Capital	$2,353,315	$2,356,059

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended March 31,
	2019	2018
Revenue:
Diversified industrial net sales	$312,161	$307,618
Energy net revenue	38,986	36,592
Financial services revenue	35,906	22,035
Total revenue	387,053	366,245
Costs and expenses:
Cost of goods sold	266,761	261,861
Selling, general and administrative expenses	88,364	88,382
Finance interest expense	3,924	1,778
Provision for loan losses	8,470	2,818
Interest expense	10,808	8,109
Realized and unrealized (gains) losses on securities, net	(2,109)	13,789
Other expense (income), net	1,633	(1,016)
Total costs and expenses	377,851	375,721
Income (loss) before income taxes and equity method investments	9,202	(9,476)
Income tax provision	2,961	1,330
Income of associated companies, net of taxes	(9,381)	(1,955)
Net income (loss)	15,622	(8,851)
Net loss (income) attributable to noncontrolling interests in consolidated entities	56	(227)
Net income (loss) attributable to common unitholders	$15,678	$(9,078)
Net income (loss) per common unit - basic
Net income (loss) attributable to common unitholders	$0.63	$(0.35)
Net income (loss) per common unit - diluted
Net income (loss) attributable to common unitholders	$0.48	$(0.35)
Weighted-average number of common units outstanding - basic	24,846,653	26,264,101
Weighted-average number of common units outstanding - diluted	39,176,909	26,264,101

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$15,622	$(8,851)
Other comprehensive income, net of tax:
Gross unrealized gains on derivative financial instruments	518	185
Currency translation adjustments	1,303	3,304
Other comprehensive income	1,821	3,489
Comprehensive income (loss)	17,443	(5,362)
Comprehensive loss (income) attributable to noncontrolling interests	56	(448)
Comprehensive income (loss) attributable to common unitholders	$17,499	$(5,810)

Tax provision on gross unrealized gains on derivative financial instruments	$92	$32
Tax provision on currency translation adjustments	$—	$36

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2018	37,436,531	(12,142,528)	$(192,060)	$692,895	$(177,244)	$515,651	$3,721	$519,372
Net income	—	—	—	15,678	—	15,678	(56)	15,622
Unrealized gains on derivative financial instruments	—	—	—	—	518	518	—	518
Currency translation adjustments	—	—	—	—	1,303	1,303	—	1,303
Equity compensation - restricted units	170,000	—	—	164	—	164	—	164
Purchases of SPLP common units	—	(505,336)	(6,721)	(6,721)	—	(6,721)	—	(6,721)
Balance as of March 31, 2019	37,606,531	(12,647,864)	$(198,781)	$702,016	$(175,423)	$526,593	$3,665	$530,258

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2017	37,216,787	(10,868,367)	$(170,858)	$652,270	$(106,167)	$546,103	$20,933	$567,036
Net loss	—	—	—	(9,078)	—	(9,078)	227	(8,851)
Cumulative effect of adopting ASU 2016-01 relating to net unrealized gains and losses on equity securities (a)	—	—	—	91,078	(91,078)	—	—	—
Cumulative effect of adopting ASC 606 relating to revenue recognition (b)	—	—	—	1,034	—	1,034	—	1,034
Unrealized gains on derivative financial instruments	—	—	—	—	170	170	15	185
Currency translation adjustments	—	—	—	—	3,098	3,098	206	3,304
Equity compensation - restricted units	—	—	—	149	—	149	—	149
Purchases of SPLP common units	—	(184,277)	(3,595)	(3,595)	—	(3,595)	—	(3,595)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	(740)	—	(740)	339	(401)
Other, net	—	—	—	(286)	—	(286)	—	(286)
Balance as of March 31, 2018	37,216,787	(11,052,644)	$(174,453)	$730,832	$(193,977)	$536,855	$21,720	$558,575

(a)
Effective January 1, 2018 upon adoption of Accounting Standards Update No. 2016-01, a cumulative effect reclassification adjustment was made to remove the net unrealized gains and losses on equity securities from Accumulated other comprehensive loss and reclassify them to Partners' capital.

(b)
Effective January 1, 2018, the Company adopted Accounting Standards Codification 606 for all contracts with customers using the modified retrospective transition approach. The Company recognized a net increase of $1,034 to Partners' capital due to the cumulative impact of adopting Accounting Standards Codification 606.

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$15,622	$(8,851)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	8,470	2,818
Income of associated companies, net of taxes	(9,381)	(1,955)
Realized and unrealized (gains) losses on securities, net	(2,109)	13,789
Derivative gains on economic interests in loans	(2,886)	(3,281)
Deferred income taxes	473	(618)
Depreciation and amortization	17,535	18,702
Non-cash lease expense	2,864	—
Equity-based compensation	164	149
Other	1,225	1,996
Net change in operating assets and liabilities:
Trade and other receivables	(18,191)	(21,308)
Inventories	(7,116)	(9,005)
Prepaid expenses and other assets	(3,525)	(2,632)
Accounts payable, accrued and other liabilities	15,218	1,477
Net decrease (increase) in loans held for sale	18,313	(11,956)
Net cash provided by (used in) operating activities	36,676	(20,675)
Cash flows from investing activities:
Purchases of investments	(39,354)	(57,706)
Proceeds from sales of investments	—	33,718
Proceeds from maturities of investments	30,415	8,146
Loan originations, net of collections	(61,639)	(31,261)
Purchases of property, plant and equipment	(7,353)	(12,010)
Proceeds from sales of assets	132	2,960
Acquisitions, net of cash acquired	—	(62,120)
Other	33	(134)
Net cash used in investing activities	(77,766)	(118,407)
Cash flows from financing activities:
Net revolver borrowings	5,690	56,510
Net borrowings (repayments) of term loans	390	(30)
Purchases of the Company's common units	(6,721)	(3,595)
Purchase of subsidiary shares from noncontrolling interests	—	(4,360)
Deferred finance charges	(815)	(430)
Net decrease in deposits	(73,302)	(6,869)
Other	(5,907)	(1,198)
Net cash (used in) provided by financing activities	(80,665)	40,028
Net change for the period	(121,755)	(99,054)
Effect of exchange rate changes on cash and cash equivalents	830	595
Cash, cash equivalents and restricted cash at beginning of period	347,318	434,384
Cash, cash equivalents and restricted cash at end of period	$226,393	$335,925

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All amounts used in the Notes to Consolidated Financial Statements are in thousands, except common and preferred units, per common and preferred unit, and share and per share data.

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of the Business

Steel Partners Holdings L.P. ("SPLP" or "Company") is a diversified global holding company that engages in multiple businesses through consolidated subsidiaries and other interests. It owns and operates businesses and has significant interests in companies in various industries, including diversified industrial products, energy, defense, supply chain management and logistics, direct marketing, banking and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other, which are managed separately and offer different products and services. For additional details related to the Company's reportable segments see Note 18 - "Segment Information." Steel Partners Holdings GP Inc. ("SPH GP"), a Delaware corporation, is the general partner of SPLP and is wholly-owned by SPLP. The Company is managed by SP General Services LLC ("Manager"), pursuant to the terms of an amended and restated management agreement ("Management Agreement") discussed in further detail in Note 17 - "Related Party Transactions."

Basis of Presentation

The accompanying unaudited consolidated financial statements as of March 31, 2019 and for the three-month periods ended March 31, 2019 and 2018, which have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for interim periods, include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected herein. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2018, from which the consolidated balance sheet as of December 31, 2018 has been derived.

Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted. Management must make estimates and assumptions that affect the consolidated financial statements and the related footnote disclosures. While management uses its best judgment, actual results may differ from those estimates. Certain reclassifications have been made to the prior period financial statements and notes to conform to the current period presentation.

During the first quarter of 2018, the Company corrected an out-of-period misstatement related to the increase in the fair value of the Company's investment in Steel Connect, Inc. ("STCN") preferred stock for the period from December 15, 2017 to December 31, 2017. Had this correction been recorded as of December 31, 2017, Income of associated companies, net of taxes and Net loss for the three months ended March 31, 2018 would have changed to losses of $9,253 and $20,059, respectively.

New or Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. ("ASU") 2016-02, Leases (Topic 842). Topic 842 is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach, which required prior periods to be presented under this new standard with certain practical expedients available. However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance.

The Company adopted Topic 842 as of January 1, 2019 using the alternative modified transition approach. The Company elected to use the package of practical expedients permitted under the transition guidance, including carryforward of our historical lease classification, no reassessment of whether an expired or existing contract contains an embedded lease, no reassessment of initial direct costs for any leases that existed prior to the date of adoption of the new standard, and to consolidate lease and non-

lease components. As a result of the adoption of Topic 842, we recorded a ROU asset and lease liability of $45,357 and $46,024, respectively, on January 1, 2019. The Company did not record a cumulative effect adjustment to the opening balance of Partners' capital upon the adoption of Topic 842. For additional information, see Note 3 - "Leases."

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The new standard is effective for the Company's 2020 fiscal year with early adoption permitted for all entities in fiscal years beginning after December 15, 2018. The Company is currently evaluating the potential impact of this new guidance; however, it expects that it could have a significant impact on the Company's allowance for loan losses ("ALLL").

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new standard simplifies subsequent measurements of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, entities will perform their interim or annual goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge based on the amount that the carrying amount exceeds the reporting unit's fair value. The loss recognized should not exceed the total goodwill allocated to the reporting unit. The Company has elected to early adopt this standard as of January 1, 2019; such adoption did not have an impact on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The Company adopted ASU 2017-12 on January 1, 2019. The new standard includes amendments to enhance presentation and disclosures, including eliminating the separate measurement and reporting of hedge ineffectiveness, generally requiring the entire effect of the hedging instrument and hedged item to be presented in the same income statement line item. Amendments in the new standard to reduce the complexity of applying certain aspects of hedge accounting include giving entities additional time to complete certain aspects of their hedge documentation, expanding the nature of hedging relationships that can be subsequently assessed for hedge effectiveness on a qualitative basis, if elected, and simplifying the application of the critical terms match and shortcut methods. Certain aspects of the new standard are applied on a modified retrospective basis including recording a cumulative-effect adjustment in the opening balance of retained earnings for cash flow and net investment hedges, to eliminate the separate measurement of ineffectiveness, if any, to accumulated other comprehensive income or loss ("AOCI") with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year of adoption. The amended presentation and disclosure guidance is required on a prospective basis. The standard also provides a number of one-time transition elections that entities may choose to apply to certain existing hedging relationships without having to de-designate and re-designate the hedging relationship. The Company has elected to continue recording amounts excluded from the assessment of hedge effectiveness in earnings rather than using an amortization approach. For additional details on the Company's derivatives and hedging activities, see Note 10 - "Financial Instruments."

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new standard provides financial statement preparers with an option to reclassify any stranded tax effects resulting from the Federal Tax Cuts and Jobs Act from AOCI to retained earnings. The amendments in ASU 2018-02 are effective beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted ASU 2018-02 on January 1, 2019 and elected not to reclassify stranded tax effects.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This new standard provides guidance on how to account for share-based payment transactions with nonemployees in which a grantor acquires goods or services to be used or consumed in the grantor's own operations by issuing share-based payment awards. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2018-07 on January 1, 2019. The adoption did not have an impact on the Company's consolidated financial statements.

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

The following table presents the Company's revenues disaggregated by geography for the three months ended March 31, 2019 and 2018. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Three Months Ended March 31,
	2019	2018
United States	$345,089	$307,940
Foreign (a)	41,964	58,305
Total revenue	$387,053	$366,245

(a)	Foreign revenues are primarily related to the Company's API Group plc and Dunmore Europe GmbH businesses, which are domiciled in the United Kingdom and Germany, respectively.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheets. The balances of contract assets as of both March 31, 2019 and December 31, 2018 was $8,969.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts that are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheets, based on the timing of when the Company expects to recognize revenue. As of March 31, 2019 and December 31, 2018, the contract liability was $8,620 and $5,900, respectively. The increase in the three months ended March 31, 2019 was primarily due to deferral of revenue of $6,002 offset by the recognition of $1,792 of unearned revenue.

3. LEASES

The Company determines if an agreement qualifies as a lease or contains a lease in the period that the agreement is executed. ROU assets represent our right to use an underlying asset for the entirety of the lease term. Lease liabilities represent the Company's obligation to make payments over the life of the lease. A ROU asset and a lease liability are recognized at commencement of the lease based on the present value of the lease payments over the life of the lease. Since the interest rate implicit in a lease is generally not readily determinable, we use an incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar lease term to obtain an asset of similar value. Our lease terms may include options to extend or terminate the lease when the Company is reasonably certain that we will exercise that option.

Initial direct costs are included as part of the ROU asset upon commencement of the lease. The Company has applied the practical expedient available for lessees in which lease and non-lease components are accounted for as a single lease component for all of our asset classes. We also elected the practical expedient to exclude short-term leases (leases with original terms of 12 months or less) from our ROU asset and lease liability accounts.

The Company has operating and finance leases for operating plants, warehouses, corporate offices, housing facilities, vehicles and equipment. Our leases have remaining lease terms of up to 54 years.

The components of lease cost are as follows:

Three Months Ended March 31, 2019
Operating lease cost	$3,367
Short-term lease cost	$306

Finance lease cost:
Amortization of right-of-use assets	$250
Interest on lease liabilities	61
Total finance lease cost	$311

Supplemental cash flow information related to leases is as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,260
Operating cash flows from finance leases	$61
Financing cash flows from finance leases	$314
Operating lease liabilities arising from obtaining right-of-use assets	$1,344
Finance lease liabilities arising from obtaining right-of-use-assets	$323

Supplemental balance sheet information related to leases is as follows:

	March 31, 2019	Location on Consolidated Balance Sheet
Operating leases
Operating lease right-of-use assets	$43,641	Operating lease right-of-use assets

Current operating lease liabilities	$10,716	Other current liabilities
Non-current operating lease liabilities	33,651	Long-term operating lease liabilities
Total operating lease liabilities	$44,367

Finance leases
Finance lease assets	$6,711	Property, plant and equipment, net

Current finance lease liabilities	$1,302	Other current liabilities
Non-current finance lease liabilities	4,925	Other non-current liabilities
Total finance lease liabilities	$6,227

Weighted-average remaining lease term
Operating leases	8.41 years
Finance leases	5.11 years
Weighted-average discount rate
Operating leases	4.57%
Finance leases	3.92%

Future minimum operating lease obligations prior to the adoption of Topic 842, as of December 31, 2018, were as follows:

Payments Due by Period	Amount
2019	$14,280
2020	11,131
2021	8,975
2022	6,174
2023	3,863
Thereafter	17,867
Total	$62,290

Maturities of lease liabilities after the adoption of Topic 842, as of March 31, 2019, are as follows:

	Operating Leases	Finance Leases
2019 (excluding the three months ended March 31, 2019)	$9,424	$1,127
2020	10,386	1,362
2021	8,039	1,278
2022	6,346	1,179
2023	4,459	1,173
Thereafter	17,702	703
Total lease payments	56,356	6,822

Present value of current lease liabilities	10,716	1,302
Present value of long-term lease liabilities	33,651	4,925
Total present value of lease liabilities	44,367	6,227

Difference between undiscounted cash flows and discounted cash flows	$11,989	$595

4. ACQUISITIONS

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

Dunmore reports into the Company's packaging business in its Diversified Industrial segment. In connection with the Dunmore acquisition, the Company recorded inventories, property, plant and equipment, other intangible assets and goodwill totaling approximately $7,700, $30,600, $17,300 and $15,409, respectively, as well as other assets and liabilities. Other intangible assets consist of customer relationships of $10,100, trade names of $3,300, developed technology of $3,300 and customer order backlog of $600. The expected useful lives are 15 years for customer relationships, indefinite for trade names and 10 years for developed technology. The customer order backlog was amortized based on the expected period over which the orders were fulfilled of four months. The goodwill from the Dunmore acquisition consists largely of the synergies expected from combining the operations of Dunmore and the Company's existing packaging business. The goodwill assigned to Dunmore Corporation of $7,126 is expected to be deductible for income tax purposes, while the goodwill assigned to Dunmore Europe GmbH of $8,283 is not tax deductible.

5. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classifications of loans receivable, including loans held for sale, held by our consolidated subsidiary, WebBank, as of March 31, 2019 and December 31, 2018 are as follows:

	Total				Current		Non-current
	March 31, 2019%		December 31, 2018%		March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Loans held for sale	$169,830		$188,143		$169,830	$188,143	$—	$—

Commercial real estate loans	$636	—%	$632	—%	—	—	636	632
Commercial and industrial	170,797	44%	146,758	44%	103,787	81,507	67,010	65,251
Consumer loans	222,287	56%	188,391	56%	98,370	89,899	123,917	98,492
Total loans	393,720	100%	335,781	100%	202,157	171,406	191,563	164,375
Less:
Allowance for loan losses	(22,428)		(17,659)		(22,428)	(17,659)	—	—
Total loans receivable, net	$371,292		$318,122		179,729	153,747	191,563	164,375
Loans receivable, including loans held for sale (a)					$349,559	$341,890	$191,563	$164,375

(a)	The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities.

Loans with a carrying value of approximately $66,289 and $56,581 were pledged as collateral for potential borrowings as of March 31, 2019 and December 31, 2018, respectively. WebBank serviced $3,036 and $3,044 in loans for others as of March 31, 2019 and December 31, 2018, respectively.

WebBank sold loans classified as loans held for sale of $5,232,586 and $4,071,567 during the three months ended March 31, 2019 and 2018, respectively. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of consumer and small business loans. Amounts added to loans held for sale during these same periods were $5,214,272 and $4,074,090, respectively.

The ALLL represents an estimate of probable and estimable losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALLL is established by analyzing the portfolio at least quarterly, and a provision for or reduction of loan losses is recorded so that the ALLL is at an appropriate level at the balance sheet date. The increase in the ALLL was primarily due to an increase in the loan portfolio of held-to-maturity consumer loans. There have been no other significant changes in the credit quality of loans in the loan portfolio since December 31, 2018.

6. INVENTORIES, NET

A summary of Inventories, net is as follows:

	March 31, 2019	December 31, 2018
Finished products	$53,244	$55,723
In-process	28,094	25,392
Raw materials	62,662	58,569
Fine and fabricated precious metal in various stages of completion	24,278	20,790
	168,278	160,474
LIFO reserve	(1,661)	(1,624)
Total	$166,617	$158,850

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, the Company purchases, maintains and utilizes precious metal inventory. The Company records certain precious metal inventory at the lower of last-in-first-out ("LIFO") cost or market value, with any adjustments recorded through Cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

The Company obtains certain precious metals under a fee consignment agreement with the Bank of Nova Scotia ("ScotiaBank"). As of March 31, 2019 and December 31, 2018, the Company had approximately $7,300 and $6,700, respectively, of silver under consignment with ScotiaBank, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount included in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

	March 31, 2019	December 31, 2018
Supplemental inventory information:
Precious metals stated at LIFO cost	$11,312	$9,538
Precious metals stated under non-LIFO cost methods, primarily at fair value	$11,305	$9,628
Market value per ounce:
Silver	$15.17	$15.51
Gold	$1,295.40	$1,281.65
Palladium	$1,390.00	$1,263.00

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying value of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Corporate and Other	Total
Balance as of December 31, 2018
Gross goodwill	$205,765	$67,143	$81	$272,989
Accumulated impairments	(24,254)	(64,790)	—	(89,044)
Net goodwill	181,511	2,353	81	183,945
Acquisitions (a)	2,403	—	—	2,403
Currency translation adjustments	(287)	—	—	(287)
Balance as of March 31, 2019
Gross goodwill	207,881	67,143	81	275,105
Accumulated impairments	(24,254)	(64,790)	—	(89,044)
Net goodwill	$183,627	$2,353	$81	$186,061

(a)	Purchase price adjustments related to the 2018 Dunmore acquisition. See Note 4 - "Acquisitions" for additional information.

A summary of Other intangible assets, net is as follows:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$217,813	$99,512	$118,301	$220,709	$95,796	$124,913
Trademarks, trade names and brand names	55,021	18,563	36,458	54,950	17,923	37,027
Developed technology, patents and patent applications	31,770	15,114	16,656	31,743	14,435	17,308
Other	17,843	12,902	4,941	17,884	13,591	4,293
Total	$322,447	$146,091	$176,356	$325,286	$141,745	$183,541

Trademarks with indefinite lives as of both March 31, 2019 and December 31, 2018 were $11,320. Amortization expense related to intangible assets was $5,466 and $7,351 for the three months ended March 31, 2019 and 2018, respectively.

8. INVESTMENTS

Short-Term Investments

The Company's short-term investments primarily consist of its marketable securities portfolio. The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investments. The investments are carried at fair value and totaled $1,671 as of March 31, 2019 and $1,439 as of December 31, 2018.

Proceeds from sales of marketable securities were $0 and $33,718 in the three months ended March 31, 2019 and 2018, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, which are reported as a component of Realized and unrealized (gains) losses on securities, net in the Company's consolidated statements of operations, were as follows:

	Three Months Ended March 31,
	2019	2018
Gross realized gains	$—	$9,674
Gross realized losses	—	(2,910)
Realized gains, net	$—	$6,764

Long-Term Investments

The following table summarizes the Company's long-term investments as of March 31, 2019 and December 31, 2018.

	Ownership %		Long-Term Investments Balance		(Income) Loss Recorded in the Consolidated Statements of Operations
					Three Months Ended March 31,
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	2019	2018
Corporate securities (a), (d)			$162,383	$159,841	$(1,889)	$13,805
Collateralized debt securities			1,693	1,958	$—	$—
STCN convertible notes (b), (e)			14,600	14,943	$343	$315
STCN preferred stock (c), (e)			43,537	39,420	$(4,117)	$(7,449)
Equity method investments: (e)
Carried at fair value:
STCN common stock	29.4%	29.6%	36,547	31,457	$(4,539)	$5,998
Aviat Networks, Inc. ("Aviat")	12.5%	12.4%	10,295	8,881	$(1,068)	$(849)
Other	43.8%	43.8%	1,223	1,223	$—	$—
Long-term investments carried at fair value			270,278	257,723
Other equity method investments			335	321	$—	$30
Total			$270,613	$258,044

(a)	Cost basis totaled $98,690 as of March 31, 2019 and $98,037 as of December 31, 2018 and gross unrealized gains totaled $63,693 and $61,804 as of March 31, 2019 and December 31, 2018, respectively.

(b)
Represents investment in STCN convertible notes. The convertible notes outstanding as of December 31, 2018 matured on March 1, 2019. The Company entered into a new convertible note with STCN ("New Note") on February 28, 2019, which matures on March 1, 2024. The cost basis of the New Note totaled $14,943 as of March 31, 2019 and the gross unrealized loss was $343 as of March 31, 2019. The New Note is convertible into shares of STCN's common stock at an initial conversion rate of 421.2655 shares of common stock per $1,000 principal amount of the New Note (which is equivalent to an initial conversion price of approximately $2.37 per share), subject to adjustment upon the occurrence of certain events. The cost basis of the Company's prior investment was $13,262 as of December 31, 2018 and gross unrealized gains totaled $1,681 as of December 31, 2018. Changes in fair value are recorded in the Company's consolidated statements of operations as the Company elected the fair value option to account for this investment. The New Notes, if converted as of March 31, 2019, when combined with STCN common and preferred shares, also if converted, owned by the Company, would result in the Company having a direct interest of approximately 49.3% of STCN's outstanding shares.

(c)
Represents investment in shares of STCN preferred stock with a cost basis of $35,000. Each share of preferred stock can be converted into shares of STCN's common stock at an initial conversion price equal to $1.96 per share, subject to adjustment upon the occurrence of certain events. Changes in fair value are recorded in the Company's consolidated statements of operations as the Company elected the fair value option to account for this investment.

(d)	(Income) loss from these investments is included in Realized and unrealized (gains) losses on securities, net in the consolidated statements of operations.

(e)	(Income) loss from these investments is included in Income of associated companies, net of taxes in the consolidated statements of operations.

The amount of unrealized gains (losses) for the three months ended March 31, 2019 and 2018 that relate to equity securities still held as of March 31, 2019 and March 31, 2018, respectively, was as follows:

	Three Months Ended March 31,
	2019	2018
Net gains (losses) recognized during the period on equity securities	$2,109	$(13,789)
Less: Net gains recognized during the period on equity securities sold during the period	—	6,764
Unrealized gains (losses) recognized during the period on equity securities still held at the end of the period	$2,109	$(20,553)

Equity Method Investments

The Company's investments in associated companies are eligible to be accounted for under the equity method of accounting; however, the Company has elected the fair value option for most of these investments. Associated companies are included in the Corporate and Other segment. Certain associated companies have a fiscal year end that differs from December 31. Additional information for SPLP's significant investments in associated companies follows:

•
STCN is a supply chain business process management company serving clients in markets such as consumer electronics, communications, computing, medical devices, software and retail. STCN also owns IWCO Direct Holdings, Inc. ("IWCO"), which delivers data-driven marketing solutions for its customers, including strategy, creative and execution for omnichannel marketing campaigns, along with postal logistics programs for direct mail.

•
Aviat designs, manufactures and sells a range of wireless networking solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe.

The following summary balance sheet amounts are for STCN as of January 31, 2019 and July 31, 2018, respectively, and the statements of operations amounts are for the three months ended January 31, 2019 and 2018, respectively, which are both STCN's nearest corresponding fiscal quarters to the Company's fiscal quarters ended March 31, 2019 and 2018:

(Unaudited)	2019	2018
Summary of balance sheet amounts:
Current assets	$268,275	$264,281
Non-current assets	542,769	562,769
Total assets	$811,044	$827,050

Current liabilities	$276,209	$290,612
Non-current liabilities	405,100	393,618
Total liabilities	681,309	684,230
Contingently redeemable preferred stock	35,198	35,192
Equity	94,537	107,628
Total liabilities and equity	$811,044	$827,050

(Unaudited)	2019	2018
Summary operating results: (a)
Net revenue	$206,223	$153,738
Gross profit	$37,543	$15,823
Net (loss) income (a)	$(11,753)	$59,818

(a)	Net income in the 2018 period was favorably impacted by an income tax benefit related to STCN's acquisition of IWCO in December 2017.

Other Investments

WebBank has held-to-maturity ("HTM") debt securities which are carried at amortized cost and included in Other non-current assets on the Company's consolidated balance sheets. The amount and contractual maturities of HTM debt securities are noted in the table below. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. The securities are collateralized by unsecured consumer loans.

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value	Carrying Value
Collateralized securities	$56,030	$6	$56,036	$56,030

Contractual maturities within:
One year to five years				36,784
Five years to ten years				17,462
After ten years				1,784
Total				$56,030

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value	Carrying Value
Collateralized securities	$48,005	$(119)	$47,886	$48,005

Contractual maturities within:
One year to five years				22,866
Five years to ten years				23,189
After ten years				1,950
Total				$48,005

WebBank regularly evaluates each HTM debt security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. If there is an other-than-temporary impairment in the fair value of any individual security classified as HTM, WebBank writes down the security to fair value with a corresponding credit loss portion charged to earnings, and the non-credit portion charged to AOCI.

9. DEBT

Debt consists of the following:

	March 31, 2019	December 31, 2018
Short term debt:
Foreign	$3,273	$3,094
Short-term debt	3,273	3,094
Long-term debt:
SPLP revolving facility	478,948	472,495
Other debt – foreign	741	796
Other debt – domestic	5,489	5,604
Subtotal	485,178	478,895
Less: portion due within one year	10,795	799
Long-term debt	474,383	478,096
Total debt	$488,451	$481,989

Long-term debt as of March 31, 2019 matures in each of the next five years as follows:

	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt (a)	$485,178	$8,180	$14,243	$10,236	$452,519	$—	$—

(a)	As of March 31, 2019, long term debt of $10,795 is expected to mature over the following twelve months.

On January 31, 2019, the Company entered into an amendment to its senior secured revolving credit facility ("Credit Agreement") to allow the Company to (i) convert $200,000 of the revolving credit commitments into a term loan with quarterly amortization equating to 5.0% per annum, (ii) amend certain defined leverage ratios under the Credit Agreement, increasing allowable leverage by 0.25 "turns" on a permanent basis through the maturity of the Credit Agreement, (iii) eliminate certain previously allowed investments, which would have reduced collateral available to the Company's lenders and (iv) make certain administrative changes.

Accordingly, as of March 31, 2019, the Company's Credit Agreement includes a revolving credit facility in an aggregate principal amount not to exceed $500,000 and a $200,000 term loan. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank, and includes a $55,000 subfacility for swing line loans and a $50,000 subfacility for standby letters of credit. Borrowings under the Credit Agreement bear interest, at the Company's option, at annual rates of either the Base Rate or the Euro-Rate, as defined, plus an applicable margin as set forth in the Credit Agreement (1.50% and 2.50%, respectively, for Base Rate and Euro-Rate borrowings as of March 31, 2019), and the Credit Agreement provides for a commitment fee to be paid on unused borrowings. The weighted-average interest rate on the Credit Agreement was 4.95% as of March 31, 2019. As of March 31, 2019, letters of credit totaling $10,278 had been issued under the Credit Agreement, including $2,834 of the letters of credit guaranteeing various insurance activities, and $7,444 for environmental and other matters. The Credit Agreement permits SPLP, the parent, to fund the dividends on its preferred units and its routine corporate expenses. The Company's total availability under the Credit Agreement, which is based upon earnings and certain covenants as described in the Credit Agreement, was approximately $60,700 as of March 31, 2019.

The Credit Agreement will expire with all amounts outstanding due and payable on November 14, 2022. The Credit Agreement is guaranteed by substantially all existing and thereafter acquired assets of the borrowers and the guarantors, as defined in the agreement, and a pledge of all of the issued and outstanding shares of capital stock of each of the borrowers' and guarantors' subsidiaries, and is fully guaranteed by the guarantors. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, as defined. The Company was in compliance with all financial covenants as of March 31, 2019.

10. FINANCIAL INSTRUMENTS

As of March 31, 2019 and December 31, 2018, financial instrument liabilities and related restricted cash consisted of $14,053 and $12,434, respectively, related to short sales of corporate securities. Year-to-date activity is summarized below for financial instrument liabilities and related restricted cash:

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$12,434	$15,629
Settlement of short sales of corporate securities	—	(3,100)
Short sales of corporate securities	—	26
Net investment losses	1,619	537
Balance, end of period	$14,053	$13,092

Short Sales of Corporate Securities

From time to time, the Company enters into short sale transactions on certain corporate securities in which it receives proceeds from the sale of such securities and incurs obligations to deliver such securities at a later date. Upon initially entering into such short sale transactions, the Company recognizes a liability equal to the fair value of the obligation, with a comparable amount of cash and cash equivalents reclassified as restricted cash. Subsequent changes in the fair value of such obligations, determined based on the closing market price of the securities, are recognized as gains or losses in the consolidated statements of operations, with a comparable adjustment made between unrestricted and restricted cash.

Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts to hedge certain of its receivables and payables denominated in other currencies. In addition, the Company enters into foreign currency forward contracts to hedge the value of certain of its future sales denominated in Euros and the value of certain of its future purchases denominated in USD. These hedges are associated with certain of the Company's operations located in the United Kingdom and have settlement dates ranging through December 2019. The forward contracts that are used to hedge the risk of foreign exchange movement on its receivables and payables are accounted for as economic hedges. As of March 31, 2019, there were contracts in place to buy Sterling and sell Euros in the amount of €6,550. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net changes in fair value of the derivative assets and liabilities are recognized in the Company's consolidated statements of operations. The forward contracts that are used to hedge the value of the Company's future sales and purchases are accounted for as cash flow hedges. As of March 31, 2019, there were contracts in place to hedge the value of future sales denominated in Euros in the amount of €7,900. These hedges are fully effective, and, accordingly, the changes in fair value are recorded in AOCI and, at maturity, any gain or loss on the forward contract is reclassified from AOCI into the Company's consolidated statements of operations. There were no contracts in place as of March 31, 2019 to hedge future purchases denominated in USD.

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 15 - "Fair Value Measurements"). As of March 31, 2019, outstanding derivatives mature within 3 to 5 years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

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

As of March 31, 2019, the Company had the following outstanding forward contracts with settlement dates through April 2019. There were no futures contracts outstanding as of March 31, 2019.

Commodity	Amount	Notional Value
Silver	398,194 ounces	$5,995
Gold	3,231 ounces	$4,181
Palladium	932 ounces	$1,257
Copper	225,000 pounds	$621
Tin	15 metric tons	$320

Fair Value Hedges. Certain forward contracts are accounted for as fair value hedges under Accounting Standards Codification ("ASC") 815 for the Company's precious metal inventory carried at fair value. These contracts hedge 53,650 ounces of silver and a majority of the Company's ounces of copper. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net changes in fair value of the derivative assets and liabilities, and the changes in the fair value of the underlying hedged inventory, are recognized in the Company's consolidated statements of operations, and such amounts principally offset each other due to the effectiveness of the hedges.

Economic Hedges. The remaining outstanding forward contracts for silver, and all the contracts for gold, palladium and tin, are accounted for as economic hedges. As these derivatives are not designated as accounting hedges under ASC 815, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market with gains and losses recorded in earnings in the Company's consolidated statements of operations. The economic hedges are associated primarily with the Company's precious metal inventory valued using the LIFO method.

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets are as follows:

	Fair Value of Derivative Assets (Liabilities)
	March 31, 2019		December 31, 2018
	Location on Consolidated Balance Sheet	Fair Value	Location on Consolidated Balance Sheet	Fair Value
Derivatives designated as ASC 815 hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$397	Accrued liabilities	$(95)
Commodity contracts	Accrued liabilities	$(42)	Accrued liabilities	$(14)

Derivatives not designated as ASC 815 hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$273	Accrued liabilities	$(81)
Commodity contracts	Accrued liabilities	$(46)	Accrued liabilities	$(145)
Economic interests in loans	Other non-current assets	$16,883	Other non-current assets	$17,156

The effect of cash flow hedge accounting on AOCI for the three months ended March 31, 2019 and 2018 is as follows:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships:	2019	2018		2019	2018
Foreign exchange forward contracts	$635	$165	Diversified industrial net sales	$117	$(20)
Total	$635	$165		$117	$(20)

The effects of fair value and cash flow hedge accounting on the consolidated statements of operations for the three months ended March 31, 2019 and 2018 are not material.

The effects of derivatives not designated as ASC 815 hedging instruments on the consolidated statements of operations for the three months ended March 31, 2019 and 2018 are as follows:

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
		2019	2018
Foreign exchange forward contracts	Other income (expense), net	$—	$4
Commodity contracts	Other income (expense), net	(56)	99
Economic interests in loans	Financial services revenue	2,886	3,281
Call options	Other income (expense), net	—	250
Put options	Other income (expense), net	—	(3)
Total		$2,830	$3,631

Financial Instruments with Off-Balance Sheet Risk

WebBank is a party to financial instruments with off-balance sheet risk. In the normal course of business, these financial instruments include commitments to extend credit in the form of loans as part of WebBank's lending arrangements. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the consolidated balance sheets. The contractual amounts of those instruments reflect the extent of involvement WebBank has in particular classes of financial instruments.

As of March 31, 2019 and December 31, 2018, WebBank's undisbursed loan commitments totaled $147,826 and $130,697, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

11. PENSION AND OTHER POST-RETIREMENT BENEFITS

The Company maintains several qualified and non-qualified pension plans and other post-retirement benefit plans. The following table presents the components of pension expense for the Company's significant pension plans. The Company's other pension and post-retirement benefit plans are not significant individually or in the aggregate.

	Three Months Ended March 31,
	2019	2018
Interest cost	$5,474	$5,378
Expected return on plan assets	(6,124)	(7,009)
Amortization of actuarial loss	2,515	2,539
Total	$1,865	$908

Pension expense is included in Selling, general and administrative expenses in the consolidated statements of operations. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. The Company's expected future minimum pension contributions to its significant pension plans are $28,500 for the remainder of 2019, and $35,600, $34,900, $37,600, $29,400 and $23,700 in 2020, 2021, 2022, 2023 and for the five years thereafter, respectively.

12. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of March 31, 2019, the Company had 24,958,667 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

The Board of Directors of SPH GP has approved the repurchase of up to an aggregate of 3,000,000 of the Company's common units ("Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. During the first three months of 2019, the Company purchased 505,336 units for an aggregate price of approximately $6,721.

Incentive Award Plan

On May 24, 2018, the Company's unitholders approved the adoption of the Company's 2018 Incentive Award Plan ("2018 Plan"). The 2018 Plan provides equity-based compensation through the grant of options to purchase the Company's limited partnership units, unit appreciation rights, restricted units, phantom units, substitute awards, performance awards, other unit-based awards, and includes, as appropriate, any tandem distribution equivalent rights granted with respect to an award (collectively, "LP Units"). The 2018 Plan allows for issuance of up to 500,000 LP Units. On March 11, 2019, 170,000 restricted units were granted under the 2018 Plan. Such units were valued based upon the market value of the Company's LP Units on the date of grant, and collectively represent approximately $2,380 of unearned compensation that will be recognized as expense ratably over the vesting period of the units. The grants have vesting periods that range from five to ten years from the date of grant.

Preferred Units

The Company's 6.0% Series A preferred units, no par value ("SPLP Preferred Units") entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared cash distributions of approximately $2,970 and $2,900 to preferred unitholders for the three months ended March 31, 2019 and 2018, respectively. The SPLP Preferred Units have a term of nine years and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption. In addition, the holders can require the Company to repurchase up to 1,600,000 of the SPLP Preferred Units, in cash on a pro rata basis, upon the third anniversary of the original issuance date of February 7, 2017, reduced by any preferred units called for redemption by the Company, in cash on a pro rata basis, prior to that time. This contingent redemption of preferred units in February 2020 comprises the Current portion of preferred unit liability on the Company's consolidated balance sheet as of March 31, 2019.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as liabilities, including accrued interest expense, on the Company's consolidated balance sheets because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as liabilities, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of operations. As of March 31, 2019, there were 7,927,288 SPLP Preferred Units outstanding.

Accumulated Other Comprehensive Loss

Changes, net of tax, in AOCI are as follows:

	Three Months Ended March 31, 2019
	Unrealized loss on available-for-sale debt securities	Unrealized (loss) gain on derivative financial instruments	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at beginning of period	$(274)	$(277)	$(23,476)	$(153,217)	$(177,244)
Net other comprehensive income attributable to common unitholders (a)	—	518	1,303	—	1,821
Balance at end of period	$(274)	$241	$(22,173)	$(153,217)	$(175,423)

(a)	Net of tax provision of approximately $92.

	Three Months Ended March 31, 2018
	Unrealized gain on available-for-sale debt securities	Unrealized (loss) gain on derivative financial instruments	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at beginning of period	$91,078	$(1,901)	$(18,259)	$(177,085)	$(106,167)
Net other comprehensive income attributable to common unitholders (a), (b)	—	170	3,098	—	3,268
Cumulative effect of adopting ASU 2016-01 relating to net unrealized gains and losses on equity securities (c)	(91,078)	—	—	—	(91,078)
Balance at end of period	$—	$(1,731)	$(15,161)	$(177,085)	$(193,977)

(a)	Net of a tax provision of approximately $68.

(b)	Amounts do not include the cumulative translation adjustments of $221 which are attributable to noncontrolling interests.

(c)
Effective January 1, 2018 upon adoption of ASU 2016-01, a cumulative effect reclassification adjustment was made to remove the net unrealized gains and losses on equity securities from AOCI and reclassify them to Partners' capital.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP, which are determined as of the last day of each fiscal year. If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company records a negative incentive unit expense in the quarter when such over accrual is determined. The expense is recorded in Selling, general and administrative expenses in the Company's consolidated statements of operations. No incentive unit expense was recorded in the three months ended March 31, 2019 or 2018.

13. INCOME TAXES

The Company recorded tax provisions of $2,961 and $1,330 for the three months ended March 31, 2019 and 2018, respectively. The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries that are taxable entities. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of certain deferred tax assets will not be realized in future periods.

14. NET INCOME (LOSS) PER COMMON UNIT

The following data was used in computing net income (loss) per common unit shown in the Company's consolidated statements of operations:

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$15,622	$(8,851)
Net loss (income) attributable to noncontrolling interests in consolidated entities	56	(227)
Net income (loss) attributable to common unitholders	15,678	(9,078)
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a), (b)	2,973	—
Net income attributable to common unitholders – assuming dilution	$18,651	$(9,078)
Net income (loss) per common unit – basic
Net income (loss) attributable to common unitholders	$0.63	$(0.35)
Net income (loss) per common unit – diluted
Net income (loss) attributable to common unitholders	$0.48	$(0.35)
Denominator for net income (loss) per common unit – basic	24,846,653	26,264,101
Effect of dilutive securities:
Unvested restricted common units	379	—
SPLP Preferred Units (a)	14,329,877	—
Denominator for net income (loss) per common unit – diluted (a), (b)	39,176,909	26,264,101

(a)	Assumes the SPLP Preferred Units were redeemed in common units as described in Note 12 - "Capital and Accumulated Other Comprehensive Loss."

(b)
For the three months ended March 31, 2018, the diluted per unit calculation was based on the weighted-average number of common units outstanding only since the impact of SPLP Preferred Units (10,811,476 common unit equivalents) and unvested restricted stock units (41,985 common unit equivalents) would have been anti-dilutive.

15. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of March 31, 2019 and December 31, 2018 are summarized by type of inputs applicable to the fair value measurements as follows:

March 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$1,018	$653	$—	$1,671
Long-term investments (a)	209,225	—	61,053	270,278
Precious metal and commodity inventories recorded at fair value	11,930	—	—	11,930
Economic interests in loans	—	—	16,883	16,883
Foreign currency forward exchange contracts	—	670	—	670
Warrants	—	—	1,738	1,738
Total	$222,173	$1,323	$79,674	$303,170

Liabilities:
Financial instrument obligations	$14,053	$—	$—	$14,053
Commodity contracts on precious metal and commodity inventories	—	88	—	88
Other precious metal liabilities	8,689	—	—	8,689
Total	$22,742	$88	$—	$22,830

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$836	$603	$—	$1,439
Long-term investments (a)	200,179	14,943	42,601	257,723
Investments in certain funds	—	—	422	422
Precious metal and commodity inventories recorded at fair value	9,884	—	—	9,884
Economic interests in loans	—	—	17,156	17,156
Foreign currency forward exchange contracts	—	275	—	275
Warrants	—	—	1,738	1,738
Total	$210,899	$15,821	$61,917	$288,637

Liabilities:
Financial instrument obligations	$12,434	$—	$—	$12,434
Commodity contracts on precious metal and commodity inventories	—	159	—	159
Other precious metal liabilities	8,589	—	—	8,589
Foreign currency forward exchange contracts	—	450	—	450
Total	$21,023	$609	$—	$21,632

(a)	For additional detail of the marketable securities and long-term investments see Note 8 - "Investments."

There were no transfers of securities among the various measurement input levels during the three months ended March 31, 2019.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the "exit price") in an orderly transaction between market participants at the measurement date. Fair value measurements are broken down into three levels based on the reliability of inputs as follows:

Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date ("Level 1").

Level 2 inputs can include quoted prices in active markets for similar assets or liabilities, quoted prices in a market that is not active for identical assets or liabilities, or other inputs that can be corroborated by observable market data ("Level 2").

Level 3 inputs are unobservable for the asset or liability when there is little, if any, market activity for the asset or liability. Level 3 inputs are based on the best information available and may include data developed by the Company ("Level 3").

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

Following is a summary of changes in assets measured using Level 3 inputs:

	Investments in Associated Companies (a)	Marketable Securities and Other (b)	Total
Balance as of December 31, 2018	$40,643	$21,274	$61,917
Purchases	14,943	—	14,943
Sales and cash collections	—	(3,846)	(3,846)
Realized gains on sale	—	2,886	2,886
Unrealized gains	3,774	—	3,774
Balance as of March 31, 2019	$59,360	$20,314	$79,674

Balance as of December 31, 2017	$36,223	$25,693	$61,916
Sales and cash collections	—	(2,478)	(2,478)
Realized gains on sale	—	3,299	3,299
Unrealized gains	7,449	145	7,594
Balance as of March 31, 2018	$43,672	$26,659	$70,331

(a)	Unrealized gains and losses are recorded in Income of associated companies, net of taxes in the Company's consolidated statements of operations.

(b)	Realized and unrealized gains and losses are recorded in Realized and unrealized (gains) losses on securities, net or Financial services revenue in the Company's consolidated statements of operations.

Long-Term Investments - Valuation Techniques

The Company estimates the value of its investments in STCN convertible preferred stock and the New Note using a Monte Carlo simulation. Key inputs in these valuations include the trading price and volatility of STCN's common stock, the risk-free rate of return, as well as the dividend rate, conversion price, redemption date of the preferred stock, and the maturity date of the note.

Marketable Securities and Other - Valuation Techniques

The Company determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities.

The fair value of the derivatives held by WebBank (see Note 10 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flow analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 7.29% to 35.85%, a constant default rate of 1.01% to 27.57% and a discount rate of 2.08% to 27.71%.

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

The environmental claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs, and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company typically accrues costs associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of March 31, 2019, on a consolidated basis, the Company has recorded liabilities of $14,212 in Accrued liabilities on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

Environmental Matters

Certain subsidiaries of the Company's Handy & Harman Ltd. subsidiary ("HNH") have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH recorded liabilities of approximately $12,463 related to estimated environmental remediation costs as of March 31, 2019. HNH may have insurance coverage available for certain of these matters.

Included among these liabilities, certain HNH subsidiaries have been identified as PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") or similar state statutes, and are parties to administrative consent orders in connection with certain properties. Those subsidiaries may be subject to joint and several liabilities imposed by CERCLA on PRPs. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant in identifying PRPs and allocating or determining liability among them, the subsidiaries are unable to reasonably estimate the ultimate cost of compliance with such laws.

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

The sites where certain HNH subsidiaries have environmental liabilities include the following:

HNH has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a former HNH manufacturing facility. An ecological risk assessment was submitted in the second quarter of 2016 to the CTDEEP for their review and approval. An upland work plan to investigate the upland portion of the parcel was approved by the CTDEEP in March 2018 and has now been completed. Additional investigatory work could be required dependent upon CTDEEP requirements. Investigation of the wetlands portion is expected to start in 2019, pending regulatory approvals and setting goals for the entire parcel. The total remediation costs for the site cannot be reasonably estimated at this time. Based on the current stage of the investigation at this time, the Company estimates that it is reasonably possible that it may incur aggregate losses over a period of several years, above its accrued liability, in a range of $2,000 to $6,000. Due to the uncertainties, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of HNH, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. HHEM is actively remediating the property and is continuing to investigate effective methods for achieving compliance with the ACO. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the timing and ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs and other related costs are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and HNH, all after having the first $1,000 paid by the former owner/operator. As of March 31, 2019, total investigation and remediation costs of approximately $7,800 and $2,500 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM was reimbursed indirectly through insurance coverage for a portion of the costs for which it is responsible, and HHEM believes that there is additional excess insurance coverage, which it is currently pursuing. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. A reserve of approximately $1,600 has been established for HHEM's expected 25% share of anticipated costs at this site, which is based upon the recent selection of a final remedy, on-going operations and maintenance, additional investigations and monitored natural attenuation testing over the next 30 years. There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM, HNH or the Company.

HNH's subsidiary, SL Industries, Inc. ("SLI"), may incur environmental costs in the future as a result of the past activities of its former subsidiary, SL Surface Technologies, Inc. ("SurfTech"), in Pennsauken, New Jersey ("Pennsauken Site"), in Camden, New Jersey and at its former subsidiary, SGL Printed Circuits in Wayne, New Jersey. At the Pennsauken Site, in 2013, SLI entered into a consent decree with both the U.S. Department of Justice and the U.S. Environmental Protection Agency ("EPA") and has since completed the remediation required by the consent decree and has paid the EPA a fixed sum for its past oversight costs. Separate from the consent decree, in December 2012, the NJDEP made a settlement demand of $1,800 for past and future cleanup and removal costs and natural resource damages ("NRD"). To avoid the time and expense of litigating the matter, SLI offered to pay approximately $300 to fully resolve the claim presented by the State of New Jersey ("State"). SLI's settlement offer was rejected. On December 6, 2018, the State filed a complaint against SLI related to its operations at the Pennsauken Site. The State is seeking treble damages and attorneys' fees, NRD for loss of use of groundwater, as well as a request for relief that SLI pay all cleanup and removal costs that the State has incurred and will incur at the Pennsauken Site. The State did not specifically identify its alleged damages in the complaint. SLI intends to assert all legal and procedural defenses available to it. Based upon currently available information, we have determined that a range of potential loss can no longer be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

SLI reported soil contamination and a groundwater contamination in 2003 from the SurfTech site located in Camden, New Jersey. Substantial investigation and remediation work have been completed under the direction of the licensed site remediation professional ("LSRP") for the site. Additional soil excavation and chemical treatment will begin in the second quarter of 2019. Post-remediation groundwater monitoring will be conducted and a full-scale groundwater bioremediation is expected to be implemented following completion of the remediation. A reserve of $2,600 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

SLI is currently participating in environmental assessment and cleanup at a commercial facility located in Wayne, New Jersey. Contaminated soil and groundwater have undergone remediation with the NJDEP and LSRP oversight, but contaminants of concern in groundwater and surface water, which extend off-site, remain above applicable NJDEP remediation standards. A reserve of approximately $1,100 has been established for anticipated costs, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

Litigation Matters

On December 8, 2017, a stockholder class action, captioned Sciabacucchi v. DeMarco, et al., was filed in the Court of Chancery of the State of Delaware by a purported former stockholder of HNH challenging the Company's acquisition, through a subsidiary, of all of the outstanding shares of common stock of HNH not already owned by the Company or any of its affiliates. The action names as defendants the former members of the HNH board of directors, the Company and SPH GP, and alleges, among other things, that the defendants breached their fiduciary duties to the former public stockholders of HNH in connection with the aforementioned acquisition. The complaint seeks, among other relief, unspecified monetary damages, attorneys' fees and costs. The Company is vigorously defending itself against these claims; however, the outcome of this matter is uncertain.

On April 13, 2018, a purported shareholder of STCN, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-0277 (Del. Ch.) in the Delaware Court of Chancery. The plaintiff seeks to assert claims against the Company and certain of its affiliates and against the members of STCN's board of directors in connection with the acquisition of $35,000 of STCN's Series C Preferred Stock by an affiliate of the Company and equity grants made to three individual defendants. The complaint includes claims for breach of fiduciary duty as STCN directors against all the individual defendants; claims for aiding and abetting breach of fiduciary duty against the Company; a claim for breach of fiduciary duty as controlling stockholder against the Company; and a derivative claim for unjust enrichment against the Company and the three individuals who received equity grants. The complaint demands damages in an unspecified amount for STCN and its stockholders, together with rescission, disgorgement and other equitable relief. The defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim, and on March 5, 2019, the Court of Chancery heard oral argument on the motion to dismiss. The Court took the motion to dismiss under advisement. The Company is vigorously defending itself against these claims; however, the outcome of this matter is uncertain.

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through March 31, 2019. In many cases these claims involved more than 100 defendants. Of the claims settled, the average settlement was less than $3. There remained approximately 30 pending asbestos claims as of March 31, 2019. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of both March 31, 2019 and December 31, 2018, BNS Sub has accrued $1,349 relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $1,934 and $2,048 for the three months ended March 31, 2019 and 2018, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. An over payment for the management fees included in Payables to related parties on the Company's consolidated balance sheet was $66 as of March 31, 2019 and an unpaid amount for management fees included in Payables to related parties on the Company's consolidated balance sheet was $1 as of December 31, 2018.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $2,140 and $1,025 for the three months ended March 31, 2019 and 2018, respectively. Unpaid amounts for reimbursable expenses were approximately $1,772 and $254 as of March 31, 2019 and December 31, 2018, respectively, and are included in Payables to related parties on the Company's consolidated balance sheets.

Corporate Services

The Company's subsidiary, Steel Services Ltd ("Steel Services"), through management services agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, which are eliminated in consolidation, Steel Services has management services agreements with other companies considered to be related parties, including J. Howard Inc., Steel Partners, Ltd. and affiliates, and STCN. In total, Steel Services currently charges approximately $2,228 annually to these companies. All amounts billed under these service agreements are recorded as a reduction of Selling, general and administrative expenses.

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

Other

As of March 31, 2019 and December 31, 2018, several related parties and consolidated subsidiaries had deposits totaling $1,166 and $1,667, respectively, at WebBank. Approximately $111 and $616 of these deposits, including interest which was not significant, have been eliminated in consolidation as of March 31, 2019 and December 31, 2018, respectively.

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

Steel Services has management services agreements with our consolidated subsidiaries and other related companies as further discussed in Note 17 - "Related Party Transactions." Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $3,400, $2,000 and $1,175, respectively, for the three months ended March 31, 2019 and $3,300, $2,100 and $1,175, respectively, for the three months ended March 31, 2018. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

For the three months ended March 31, 2019, the Company changed the measurement methods used to determine reported segment profit or loss. The 2018 financial information has been recast to reflect these changes on a comparable basis. Accordingly, for the three months ended March 31, 2018, the Company reclassified interest expense from operating income (loss) from the Diversified Industrial, Energy, and Corporate and Other segments of $2,766, $132 and $5,211, respectively, to Interest expense in the segment information table presented below. The Company also reclassified net investment losses of $1,085 from the Energy segment to Corporate and Other.

Segment information is presented below:

	Three Months Ended March 31,
	2019	2018
Revenue:
Diversified industrial net sales	$312,161	$307,618
Energy net revenue	38,986	36,592
Financial services revenue	35,906	22,035
Total revenue	$387,053	$366,245
Income (loss) before interest expense and income taxes:
Diversified industrial	$13,785	$13,448
Energy	(1,331)	(4,603)
Financial services	13,026	8,530
Corporate and other	3,911	(16,787)
Income before interest expense and income taxes	29,391	588
Interest expense	10,808	8,109
Income tax provision	2,961	1,330
Net income (loss)	$15,622	$(8,851)
Income of associated companies, net of taxes:
Corporate and other	$9,381	$1,955
Total	$9,381	$1,955
Segment depreciation and amortization:
Diversified industrial	$12,958	$13,548
Energy	4,445	5,022
Financial services	98	100
Corporate and other	34	32
Total depreciation and amortization	$17,535	$18,702

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019
Total Capital
(to risk-weighted assets)	$155,134	21.90%	$56,737	8.00%	$74,467	10.50%	$70,921	10.00%
Tier 1 Capital
(to risk-weighted assets)	$146,099	20.60%	$42,553	6.00%	$60,283	8.50%	$56,737	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$146,099	20.60%	$31,914	4.50%	$49,645	7.00%	$46,099	6.50%
Tier 1 Capital
(to average assets)	$146,099	17.20%	$34,018	4.00%	n/a	n/a	$42,523	5.00%

As of December 31, 2018
Total Capital
(to risk-weighted assets)	$151,799	22.60%	$53,807	8.00%	$66,418	9.88%	$67,258	10.00%
Tier 1 Capital
(to risk-weighted assets)	$143,275	21.30%	$40,355	6.00%	$52,966	7.88%	$53,807	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$143,275	21.30%	$30,266	4.50%	$42,877	6.38%	$43,718	6.50%
Tier 1 Capital
(to average assets)	$143,275	18.30%	$31,250	4.00%	n/a	n/a	$39,063	5.00%

20. SUPPLEMENTAL CASH FLOW INFORMATION

The amount of Cash, cash equivalents and restricted cash as of March 31, 2019 and 2018 in the consolidated statements of cash flows is reconciled to the Company's consolidated balance sheets as follows:

	March 31,
	2019	2018
Cash and cash equivalents	$212,340	$322,833
Restricted cash	14,053	13,092
Total cash, cash equivalents and restricted cash	$226,393	$335,925

A summary of supplemental cash flow information for the three-month periods ending March 31, 2019 and 2018 is presented in the following table:

	Three Months Ended March 31,
	2019	2018
Cash paid during the period for:
Interest	$12,195	$8,365
Taxes	$1,517	$646
Non-cash operating and investing activities:
Initial recognition of operating lease right-of-use assets under Topic 842	$45,357	$—
Initial recognition of operating lease liabilities under Topic 842	$46,024	$—
Contingent purchase price (future earn-out) associated with the Dunmore acquisition	$—	$3,800

21. SUBSEQUENT EVENT

On April 1, 2019, the Company, through its wholly-owned subsidiary, WebBank, completed the acquisition of National Partners PFco, LLC ("National Partners"), located in Denver, Colorado for consideration of $47,515, including the settlement of a preexisting $10,000 loan to National Partners. National Partners provides commercial premium finance solutions for national insurance brokerages, independent insurance agencies and insureds in key markets throughout the United States. Upon the acquisition, National Partners will be included with WebBank in the Company's Financial Services segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, unless the context otherwise requires, the terms "we," "our," "SPLP" and the "Company" refer to Steel Partners Holdings L.P.

The following discussion is intended to assist you in understanding our present business and the results of operations, together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes contained in this Quarterly Report on Form 10-Q, along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. All monetary amounts used in this discussion are in thousands.

OVERVIEW

SPLP is a diversified global holding company that owns and operates businesses and has significant interests in leading companies in various industries, including diversified industrial products, energy, defense, supply chain management and logistics, direct marketing, banking and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other. Each of our companies has its own management team with significant experience in their industries.

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

The Corporate and Other segment consists of several consolidated subsidiaries, including Steel Services Ltd ("Steel Services"), equity method and other investments, and cash and cash equivalents. Its income or loss includes certain unallocated general corporate expenses. Steel Services has management services agreements with our consolidated subsidiaries and other related companies. Services provided include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. For additional information on these service agreements see Note 17 - "Related Party Transactions" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2019 and 2018

The Company's consolidated operating results for the three months ended March 31, 2019 and 2018 are summarized in the following table:

	Three Months Ended March 31,
	2019	2018
Revenue	$387,053	$366,245
Cost of goods sold	266,761	261,861
Selling, general and administrative expenses	88,364	88,382
Interest expense	10,808	8,109
Realized and unrealized (gains) losses on securities, net	(2,109)	13,789
All other expenses, net	14,027	3,580
Total costs and expenses	377,851	375,721
Income (loss) before income taxes and equity method investments	9,202	(9,476)
Income tax provision	2,961	1,330
Income of associated companies, net of taxes	(9,381)	(1,955)
Net income (loss)	15,622	(8,851)
Net loss (income) attributable to noncontrolling interests in consolidated entities	56	(227)
Net income (loss) attributable to common unitholders	$15,678	$(9,078)

Revenue

Revenue for the three months ended March 31, 2019 increased $20,808, or 5.7%, as compared to the same period last year. Excluding growth from acquisitions of 3.2%, a decrease in average silver prices in the Diversified Industrial segment of 0.4% and an unfavorable impact from changes in foreign exchange rates of 0.6%, revenue increased by 3.5%. The net revenue increase of 3.5% was due to growth from our Energy and Financial Services segments, partially offset by lower sales volume from our Diversified Industrial segment. The acquisition growth was due to the acquisitions of Dunmore Corporation in the U.S. and the share purchase of Dunmore Europe GmbH in Germany (collectively, "Dunmore") (February 2018).

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2019 increased $4,900, or 1.9%, as compared to the same period last year, due to increases in the Diversified Industrial segment. The increase in the Diversified Industrial segment in the three months ended March 31, 2019 was primarily due to the Dunmore acquisition, partially offset by lower sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2019 were lower, as compared to the same period last year, excluding the Dunmore acquisition impact. A decrease in the Diversified Industrial segment driven by lower sales volume was partially offset by an increase in the Financial Services segment, which was due to higher personnel expenses to support growth initiatives and increasing regulatory compliance.

Interest Expense

Interest expense for the three months ended March 31, 2019 increased $2,699, or 33.3%, as compared to the same period last year. The higher interest expense for the three months ended March 31, 2019 was primarily due to higher borrowing levels due to the Dunmore acquisition in February 2018 and higher interest rates.

Realized and Unrealized (Gains) Losses on Securities, Net

The Company recorded gains of $2,109, as compared to losses of $13,789 for the same period of 2018, primarily driven by mark-to-market adjustments on the Company's portfolio of marketable securities.

All Other Expenses, Net

All other expenses, net increased $10,447 in the three months ended March 31, 2019, as compared to the same period of last year. This increase was primarily due to higher finance interest expense and higher provisions for loan losses, as well as lower investment income in the 2019 period, as compared to the prior period.

Income Taxes

Income tax provisions of $2,961 and $1,330 were recorded for the three months ended March 31, 2019 and 2018, respectively. As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. Provision has been made for federal, state, local or foreign income taxes on the results of operations generated by our consolidated subsidiaries that are taxable entities. The difference between the effective tax rate and statutory federal rate of 21% is principally due to changes in certain deferred tax valuation allowances, various permanent differences included in the provisions of our subsidiaries and partnership losses for which no tax benefit has been recorded.

Income of Associated Companies, Net of Taxes

The income of associated companies, net of taxes in the first quarter of 2019 increased by $7,426, as compared to the same period of 2018. For the details of each of these investments and the related mark-to-market adjustments, see Note 8 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Segment Analysis

	Three Months Ended March 31,
	2019	2018
Revenue:
Diversified industrial net sales	$312,161	$307,618
Energy net revenue	38,986	36,592
Financial services revenue	35,906	22,035
Total revenue	$387,053	$366,245
Income (loss) before interest expense and income taxes:
Diversified industrial	$13,785	$13,448
Energy	(1,331)	(4,603)
Financial services	13,026	8,530
Corporate and other	3,911	(16,787)
Income before interest expense and income taxes	29,391	588
Interest expense	10,808	8,109
Income tax provision	2,961	1,330
Net income (loss)	$15,622	$(8,851)
Income of associated companies, net of taxes:
Corporate and other	$9,381	$1,955
Total	$9,381	$1,955
Segment depreciation and amortization:
Diversified industrial	$12,958	$13,548
Energy	4,445	5,022
Financial services	98	100
Corporate and other	34	32
Total depreciation and amortization	$17,535	$18,702

For the three months ended March 31, 2019, the Company changed the measurement methods used to determine reported segment profit or loss. The 2018 financial information has been recast to reflect these changes on a comparable basis. Accordingly, for the three months ended March 31, 2018, the Company reclassified interest expense from operating income (loss) from the Diversified Industrial, Energy, and Corporate and Other segments of $2,766, $132 and $5,211, respectively, to Interest expense in the segment information table presented above. The Company also reclassified net investment losses of $1,085 from the Energy segment to Corporate and Other.

Diversified Industrial

Net sales for the three months ended March 31, 2019 increased $4,543, or 1.5%, as compared to the same period in 2018. The change in net sales reflects approximately $11,578 in incremental sales associated with the Dunmore acquisition, partially offset by a decrease of $1,577 as a result of lower average silver prices and an unfavorable impact from changes in foreign exchange rates of $2,159. Excluding the acquisition impact and change in silver prices and foreign exchange rates, net sales decreased by approximately $3,299 due primarily to lower sales volume from the packaging business, partially offset by increased demand for our private label roofing products from the commercial roofing sector, and electrical products from the military and aerospace sectors, as well as the favorable impact from higher oil & gas prices.

Segment operating income for the three months ended March 31, 2019 increased $337, or 2.5%, as compared to the same period last year. Excluding the Dunmore acquisition impact, gross profit was slightly lower, as compared to the 2018 period, primarily due to lower sales volume from the packaging business and unfavorable product mix from the electrical products business, adversely affecting gross profit margin. These impacts were partially offset by higher gross profit due to higher sales volume from the building materials, performance materials and electrical products businesses. Excluding the Dunmore acquisition impact, SG&A was lower in the first quarter of 2019, as compared to the same period of 2018, driven primarily by the lower sales volume.

Energy

Net revenue for the three months ended March 31, 2019 increased $2,394, or 6.5%, as compared to the same period of 2018. This increase in net revenue reflects an overall increase in the Company's energy business as the demand for services continues to improve in line with the increase in the North American oil & gas drilling rig count.

Segment operating loss for the three months ended March 31, 2019 was $1,331, as compared to a loss of $4,603 in the same period of 2018, primarily due to higher gross profit. The increase in gross profit was primarily the result of the increase in net revenue recorded in the three months ended March 31, 2019, as compared to the same period last year.

Financial Services

Revenue for the three months ended March 31, 2019 increased $13,871, or 62.9%, as compared to the same period last year. The increase was due to higher interest income driven by larger outstanding loan receivable balances and increased volume in lending programs, as compared to the same period of 2018.

Segment operating income for the three months ended March 31, 2019 increased $4,496, or 52.7%, as compared to the same period last year. The increase was due to the impact of higher revenue discussed above, partially offset by higher expenses. SG&A increased $1,591, driven by higher personnel expenses to support growth initiatives and the continued expansion of WebBank's compliance and oversight group to meet increasing regulatory expectations. In addition, the provision for loan losses increased $5,652 and finance interest expense increased $2,146 for the three months ended March 31, 2019, as compared to the same period last year. The higher provision for loan losses was to support growth of consumer and small business loans held to maturity, and the higher finance interest expense was due to a larger deposit balance to support loan growth and an increase in interest rates.

Corporate and Other

Segment operating income was $3,911 for the three months ended March 31, 2019, as compared to a loss of $16,787 for the same period of 2018, primarily as a result of higher investment income in the 2019 period.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$36,676	$(20,675)
Net cash used in investing activities	(77,766)	(118,407)
Net cash (used in) provided by financing activities	(80,665)	40,028
Net change for the period	$(121,755)	$(99,054)

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2019 was $36,676. Net income of $15,622 was impacted by certain non-cash items and an improvement of $4,699 relating to changes in operating assets and liabilities. The net decrease in operating assets and liabilities was primarily due to a decrease of $18,313 in loans held for sale due to the timing of loan originations, which can vary significantly from period-to-period since these loans are typically sold after origination, and a net increase in accounts payable, accrued and other liabilities of $15,218, partially offset by an increase of $18,191 in trade and other receivables due to higher first quarter sales volume, as compared to the prior quarter, an increase in inventories of $7,116 to support sales growth in the Diversified Industrial segment, and an increase in prepaid expenses and other assets of $3,525.

Net cash used in operating activities for the three months ended March 31, 2018 was $20,675. Net loss of $8,851 was impacted by certain non-cash items and a net decrease in cash flows of $43,424 relating to changes in operating assets and liabilities. The decrease in cash flows was primarily due to an increase of $11,956 in loans held for sale due to the timing of loan originations, which can vary significantly from period-to-period since these loans are typically sold after origination, an increase of $21,308 in trade and other receivables due to higher first quarter sales volume, an increase in inventories of $9,005 to support sales growth in the Diversified Industrial segment, and an increase in prepaid expenses and other assets of $2,632, partially offset by a net increase in accounts payable, accrued and other liabilities of $1,477.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was $77,766. Significant items included purchases of property, plant and equipment of $7,353, an increase in loan originations, net of collections of $61,639, primarily due to larger outstanding loan balances, as well as net purchases of investments of $8,939.

Net cash used in investing activities for the three months ended March 31, 2018 was $118,407. Significant items included purchases of property, plant and equipment of $12,010, an increase in loan originations, net of collections of $31,261, primarily due to larger outstanding loan balances, and net cash paid for the Dunmore acquisition of $62,120, as well as net purchases of investments of $15,842, partially offset by proceeds from the sales of assets of $2,960.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2019 was $80,665. Significant items included a net decrease in deposits of $73,302 and cash used to purchase the Company's common units of $6,721, partially offset by a net increase of revolver borrowings of $5,690.

Net cash provided by financing activities for the three months ended March 31, 2018 was $40,028. Significant items included a net increase of revolver borrowings of $56,510 due primarily to the Dunmore acquisition, partially offset by a net decrease in deposits of $6,869, cash used to purchase subsidiary shares from noncontrolling interests of $4,360 and cash used to purchase the Company's common units of $3,595.

LIQUIDITY AND CAPITAL RESOURCES

SPLP (excluding its operating subsidiaries, "Holding Company") is a diversified global holding company with assets that principally consist of the stock of its direct subsidiaries, equity method and other investments, and cash and cash equivalents. The Company works with its businesses to enhance the liquidity and operations of its businesses and increase long-term value for its unitholders and stakeholders through balance sheet improvements, capital allocation policies, and operational and growth initiatives.

The Company's senior secured revolving credit facility ("Credit Agreement") consists of a revolving credit facility in an aggregate principal amount not to exceed $500,000 and a $200,000 term loan with quarterly amortization equating to 5.0% per annum. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, as defined in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial covenants as of March 31, 2019. There can be no assurances that the Company will continue to have access to this line of credit if its financial performance does not satisfy the financial covenants set forth in the Credit Agreement. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire, with all amounts outstanding due and payable, on November 14, 2022.

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

As of March 31, 2019, the Company's working capital was $276,709, as compared to working capital of $422,374 as of December 31, 2018. As of March 31, 2019, the availability under the Credit Agreement was approximately $60,700. During the first three months of 2019, capital expenditures were $7,353, as compared to $12,010 for the same period of 2018. The Company currently expects full year capital expenditures in the range of $39,000 to $50,000 in 2019, as compared to $47,085 in 2018. The Company and its subsidiaries have ongoing commitments, which include funding of the minimum requirements of its subsidiaries' pension plans. The Company expects to have required minimum contributions to its primary pension plans of $28,500 for the remainder of 2019, $35,600, $34,900, $37,600, $29,400 and $23,700 in 2020, 2021, 2022, 2023 and for the five years thereafter, respectively. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $142,632 and $242,088 in cash at the Federal Reserve Bank and in its Federal Funds account at its correspondent banks as of March 31, 2019 and December 31, 2018, respectively. WebBank had $35,000 in lines of credit from its correspondent banks as of both March 31, 2019 and December 31, 2018. WebBank had $71,690 and $71,345 available from the Federal Reserve discount window as of March 31, 2019 and December 31, 2018, respectively. Therefore, WebBank had a total of $249,322 and $348,433 in cash, lines of credit and access to the Federal Reserve Bank discount window as of March 31, 2019 and December 31, 2018, respectively, which represents approximately 30.9% and 40.0%, respectively, of WebBank's total assets.

There were no material changes in the Company's contractual obligations as of March 31, 2019, as compared to those reported in the Company's annual report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Risk

We have off-balance sheet risk related to certain financial instruments, including forward contracts and undisbursed loan commitments. For additional information regarding these arrangements, refer to Note 10 - "Financial Instruments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2019, as compared to those reported in our 2018 Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), including, in particular, forward-looking statements under the headings "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements appear in a number of places in this report and include statements regarding the Company's intent, belief or current expectations with respect to (i) its financing plans, (ii) trends affecting its financial condition or results of operations and (iii) the impact of competition. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements in addition to historical information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that as of March 31, 2019, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to Company management, including the Principal Executive Officer and the Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

The Company completed the acquisition of Dunmore on February 16, 2018. The Company's management excluded the operations of Dunmore from its evaluation of, and conclusion on, the effectiveness of management's internal control over financial reporting as of December 31, 2018. This business represents approximately 3.3% of our total assets as of March 31, 2019, and approximately 5.0% of total revenue for the three months then ended. The Company's management will fully integrate the operations of Dunmore into its assessment of the effectiveness of its internal control over financial reporting in 2019.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

The Board of Directors of Steel Partners Holdings GP Inc., the general partner of SPLP, has approved the repurchase of up to an aggregate of 3,000,000 of the Company's common units ("Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date.

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as part of Publicly Announced Plans or Programs	Approximate Number of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 through January 31, 2019	505,336	$13.30	505,336	910,823
February 1, 2019 through February 28, 2019	—	$—	—	910,823
March 1, 2019 through March 31, 2019	—	$—	—	910,823
Total	505,336		505,336

Item 6. Exhibits

Exhibit No.	Description
Exhibit 10.1*
Employment Agreement, dated March 11, 2019, by and between Steel Services Ltd. and Douglas B. Woodworth (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed March 14, 2019).

Exhibit 10.2
Second Amendment, dated as of December 31, 2018, to the Credit Agreement, dated as of November 14, 2017, by and among Handy & Harman Group Ltd., SPH Group Holdings LLC, Steel Excel Inc., API Americas Inc., iGo, Inc. and Cedar 2015 Limited as borrowers, PNC Bank, National Association, in its capacity as administrative agent, the lenders party thereto, and certain of the borrowers' affiliates in their capacities as guarantors (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed February 4, 2019).

Exhibit 10.3
Third Amendment, dated as of January 31, 2019, to the Credit Agreement, dated as of November 14, 2017, by and among Handy & Harman Group Ltd., SPH Group Holdings LLC, Steel Excel Inc., API Americas Inc., iGo, Inc. and Cedar 2015 Limited as borrowers, PNC Bank, National Association, in its capacity as administrative agent, the lenders party thereto, and certain of the borrowers' affiliates in their capacities as guarantors (incorporated by reference to Exhibit 10.2 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed February 4, 2019).

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

Dated:	May 2, 2019	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ Douglas B. Woodworth
Douglas B. Woodworth
Chief Financial Officer
(Principal Accounting Officer)