Form 10-Q
period 2019-06-30
STEEL PARTNERS HOLDINGS L.P.
filed 2019-08-08
CIK 1452857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

The number of common units outstanding as of August 7, 2019 was 25,011,142.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(unaudited)
(in thousands, except common units)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$206,171	$334,884
Restricted cash	—	12,434
Marketable securities	1,439	1,439
Trade and other receivables - net of allowance for doubtful accounts of $3,047 and $2,885, respectively	254,398	209,543
Receivables from related parties	1,645	425
Loans receivable, including loans held for sale of $178,071 and $188,143, respectively, net	405,438	341,890
Inventories, net	163,294	158,850
Prepaid expenses and other current assets	40,343	32,826
Total current assets	1,072,728	1,092,291
Long-term loans receivable, net	213,289	164,375
Goodwill	192,191	183,945
Other intangible assets, net	172,901	183,541
Deferred tax assets	84,356	96,040
Other non-current assets	88,325	80,356
Property, plant and equipment, net	291,492	297,467
Operating lease right-of-use assets	44,697	—
Long-term investments	299,446	258,044
Total Assets	$2,459,425	$2,356,059
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$113,802	$106,261
Accrued liabilities	153,764	120,043
Financial instruments	—	12,434
Deposits	570,155	431,959
Payables to related parties	1,058	248
Short-term debt	4,458	3,094
Current portion of long-term debt	10,742	799
Current portion of preferred unit liability	38,374	—
Other current liabilities	28,074	21,943
Total current liabilities	920,427	696,781
Long-term deposits	180,976	279,352
Long-term debt	443,532	478,096
Preferred unit liability	144,162	180,340
Accrued pension liabilities	194,339	205,770
Deferred tax liabilities	3,202	2,225
Long-term operating lease liabilities	34,516	—
Other non-current liabilities	15,860	20,987
Total Liabilities	1,937,014	1,863,551
Commitments and Contingencies
Capital:
Partners' capital common units: 25,011,142 and 25,294,003 issued and outstanding (after deducting 12,647,864 and 12,142,528 units held in treasury, at cost of $198,781 and $192,060), respectively	696,420	666,031
Accumulated other comprehensive loss	(177,645)	(177,244)
Total Partners' Capital	518,775	488,787
Noncontrolling interests in consolidated entities	3,636	3,721
Total Capital	522,411	492,508
Total Liabilities and Capital	$2,459,425	$2,356,059

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Income
(unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Diversified industrial net sales	$328,537	$358,398	$640,698	$666,016
Energy net revenue	43,532	47,073	82,518	83,665
Financial services revenue	42,134	28,966	78,040	51,001
Total revenue	414,203	434,437	801,256	800,682
Costs and expenses:
Cost of goods sold	278,930	299,258	545,691	561,119
Selling, general and administrative expenses	102,345	88,183	190,709	176,565
Asset impairment charges	190	—	190	—
Finance interest expense	4,201	2,332	8,125	4,110
Provision for loan losses	12,715	4,205	21,185	7,023
Interest expense	10,955	9,590	21,763	17,699
Realized and unrealized (gains) losses on securities, net	(36,377)	11,824	(38,486)	25,613
Other (income) expense, net	(1,626)	(529)	7	(1,545)
Total costs and expenses	371,333	414,863	749,184	790,584
Income before income taxes and equity method investments	42,870	19,574	52,072	10,098
Income tax provision	14,718	7,606	17,679	8,936
Loss (income) of associated companies, net of taxes	7,118	(1,587)	(2,263)	(3,542)
Net income	21,034	13,555	36,656	4,704
Net loss (income) attributable to noncontrolling interests in consolidated entities	29	(513)	85	(740)
Net income attributable to common unitholders	$21,063	$13,042	$36,741	$3,964
Net income per common unit - basic
Net income attributable to common unitholders	$0.84	$0.50	$1.47	$0.15
Net income per common unit - diluted
Net income attributable to common unitholders	$0.61	$0.42	$1.09	$0.15
Weighted-average number of common units outstanding - basic	24,982,728	26,147,125	24,915,446	26,205,290
Weighted-average number of common units outstanding - diluted	39,138,599	37,668,025	39,158,510	26,239,583

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$21,034	$13,555	$36,656	$4,704
Other comprehensive (loss) income, net of tax:
Gross unrealized (losses) gains on derivative financial instruments	(425)	115	93	300
Currency translation adjustments	(1,797)	(4,087)	(494)	(783)
Other comprehensive loss	(2,222)	(3,972)	(401)	(483)
Comprehensive income	18,812	9,583	36,255	4,221
Comprehensive income attributable to noncontrolling interests	—	(273)	—	(721)
Comprehensive income attributable to common unitholders	$18,812	$9,310	$36,255	$3,500

Tax (benefit) provision on gross unrealized (losses) gains on derivative financial instruments	$(90)	$23	$2	$55
Tax benefit on currency translation adjustments	$—	$(55)	$—	$(19)

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2018	37,436,531	(12,142,528)	$(192,060)	$666,031	$(177,244)	$488,787	$3,721	$492,508
Net income	—	—	—	15,678	—	15,678	(56)	15,622
Unrealized gains on derivative financial instruments	—	—	—	—	518	518	—	518
Currency translation adjustments	—	—	—	—	1,303	1,303	—	1,303
Equity compensation - restricted units	170,000	—	—	164	—	164	—	164
Purchases of SPLP common units	—	(505,336)	(6,721)	(6,721)	—	(6,721)	—	(6,721)
Balance as of March 31, 2019	37,606,531	(12,647,864)	(198,781)	675,152	(175,423)	499,729	3,665	503,394
Net income	—	—	—	21,063	—	21,063	(29)	21,034
Unrealized losses on derivative financial instruments	—	—	—	—	(425)	(425)	—	(425)
Currency translation adjustments	—	—	—	—	(1,797)	(1,797)	—	(1,797)
Equity compensation - restricted units	52,475	—	—	227	—	227	—	227
Other, net	—	—	—	(22)	—	(22)	—	(22)
Balance as of June 30, 2019	37,659,006	(12,647,864)	$(198,781)	$696,420	$(177,645)	$518,775	$3,636	$522,411

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2017 (as previously reported)	37,216,787	(10,868,367)	$(170,858)	$652,270	$(106,167)	$546,103	$20,933	$567,036
Adjustments (see Note 1)	—	—	—	(26,864)	—	(26,864)	—	(26,864)
Adjusted balance as of December 31, 2017	37,216,787	(10,868,367)	$(170,858)	$625,406	$(106,167)	$519,239	$20,933	$540,172
Net loss	—	—	—	(9,078)	—	(9,078)	227	(8,851)
Cumulative effect of adopting ASU 2016-01 relating to net unrealized gains and losses on equity securities (a)	—	—	—	91,078	(91,078)	—	—	—
Cumulative effect of adopting ASC 606 relating to revenue recognition (b)	—	—	—	1,034	—	1,034	—	1,034
Unrealized gains on derivative financial instruments	—	—	—	—	170	170	15	185
Currency translation adjustments	—	—	—	—	3,098	3,098	206	3,304
Equity compensation - restricted units	—	—	—	149	—	149	—	149
Purchases of SPLP common units	—	(184,277)	(3,595)	(3,595)	—	(3,595)	—	(3,595)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	(740)	—	(740)	339	(401)
Other, net	—	—	—	(286)	—	(286)	—	(286)
Balance as of March 31, 2018	37,216,787	(11,052,644)	(174,453)	703,968	(193,977)	509,991	21,720	531,711
Net income	—	—	—	13,042	—	13,042	513	13,555
Unrealized gains on derivative financial instruments	—	—	—	—	104	104	11	115
Currency translation adjustments	—	—	—	—	(3,841)	(3,841)	(246)	(4,087)
Equity compensation - restricted units	22,351	—	—	221	—	221	—	221
Units issued in the acquisition of WFHC noncontrolling interests	185,407	—	—	3,159	—	3,159	—	3,159
Purchases of SPLP common units	—	(179,438)	(3,065)	(3,065)	—	(3,065)	—	(3,065)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	2,541	(575)	1,966	(15,244)	(13,278)
Other, net	—	—	—	104	5	109	(5)	104
Balance at June 30, 2018	37,424,545	(11,232,082)	$(177,518)	$719,970	$(198,284)	$521,686	$6,749	$528,435

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

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$36,656	$4,704
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	21,185	7,023
Income of associated companies, net of taxes	(2,263)	(3,542)
Realized and unrealized (gains) losses on securities, net	(38,486)	25,613
Derivative gains on economic interests in loans	(6,677)	(7,365)
Deferred income taxes	12,638	3,936
Depreciation and amortization	35,391	38,321
Non-cash lease expense	5,751	—
Equity-based compensation	391	370
Other	2,321	1,398
Net change in operating assets and liabilities:
Trade and other receivables	(44,580)	(48,256)
Inventories	(4,341)	(6,749)
Prepaid expenses and other assets	(5,113)	(1,892)
Accounts payable, accrued and other liabilities	22,655	3,462
Net decrease (increase) in loans held for sale	10,072	(22,153)
Net cash provided by (used in) operating activities	45,600	(5,130)
Cash flows from investing activities:
Purchases of investments	(62,750)	(119,507)
Proceeds from sales of investments	—	46,027
Proceeds from maturities of investments	51,656	17,467
Loan originations, net of collections	(106,523)	(99,015)
Purchases of property, plant and equipment	(18,180)	(21,979)
Proceeds from sales of assets	303	3,910
Settlement of short positions, net	(14,611)	—
Acquisitions, net of cash acquired	(45,559)	(67,123)
Other	—	438
Net cash used in investing activities	(195,664)	(239,782)
Cash flows from financing activities:
Net revolver (repayments) borrowings	(22,120)	81,986
Net repayments of term loans	(1,160)	(563)
Purchases of the Company's common units	(6,721)	(6,660)
Purchase of subsidiary shares from noncontrolling interests	—	(10,666)
Deferred finance charges	(815)	(1,042)
Net increase in deposits	39,820	85,644
Other	—	137
Net cash provided by financing activities	9,004	148,836
Net change for the period	(141,060)	(96,076)
Effect of exchange rate changes on cash and cash equivalents	(87)	(7)
Cash, cash equivalents and restricted cash at beginning of period	347,318	434,384
Cash, cash equivalents and restricted cash at end of period	$206,171	$338,301

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

Basis of Presentation

The accompanying unaudited consolidated financial statements as of June 30, 2019 and for the three and six month periods ended June 30, 2019 and 2018, which have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for interim periods, include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected herein. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2018, from which the consolidated balance sheet as of December 31, 2018 has been derived.

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

During the second quarter of 2019, the Company became aware of a misstatement related to its January 2015 sale of Arlon, LLC, whereby the tax basis of Arlon, LLC at the time of sale was calculated incorrectly. The misstatement was discovered in connection with an Internal Revenue Service ("IRS") examination of the Company's 2015 income tax filing. The accompanying consolidated statements of changes in capital have been adjusted to decrease the opening balance of Partners' capital as of December 31, 2017 by $26,864, with a corresponding increase to Other current liabilities at December 31, 2018. The adjustment includes the IRS' expected assessment for this matter, as well as associated state taxes and interest. The Company also recorded related interest expense within our Income tax provision of $1,456 as an out-of-period adjustment in the accompanying consolidated statement of income for the three months ended June 30, 2019. The adjustments recorded represent the Company's current best estimate of its potential liability, however, the Company continues to discuss this matter with the IRS, and any assessment may be subject to appeal. The accompanying footnotes affected by the correction of this misstatement have been revised, and the correction of this misstatement had no effect on the Company's consolidated statements of cash flows.

During the first quarter of 2018, the Company corrected an out-of-period misstatement related to the increase in the fair value of the Company's investment in Steel Connect, Inc. ("STCN") preferred stock for the period from December 15, 2017 to December 31, 2017. Had this correction been recorded as of December 31, 2017, Income of associated companies, net of taxes and Net income for the six months ended June 30, 2018 would have changed to losses of $7,666 and $6,504, respectively.

New or Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. ("ASU") 2016-02, Leases (Topic 842). Topic 842 is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach, which required prior periods to be presented under this new standard with certain practical expedients available. However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance.

The Company adopted Topic 842 as of January 1, 2019 using the alternative modified transition approach. The Company elected to use the package of practical expedients permitted under the transition guidance, including carryforward of our historical lease classification, no reassessment of whether an expired or existing contract contains an embedded lease, no reassessment of initial direct costs for any leases that existed prior to the date of adoption of the new standard, and to consolidate lease and non-lease components. As a result of the adoption of Topic 842, we recorded a ROU asset and lease liability of $45,357 and $46,024, respectively, on January 1, 2019. The Company did not record a cumulative effect adjustment to the opening balance of Partners' capital upon the adoption of Topic 842. For additional information, see Note 3 - "Leases."

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 provides entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, that are within the scope of Subtopic 326-20, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. The new standards are effective for the Company's 2020 fiscal year with early adoption permitted for all entities in fiscal years beginning after December 15, 2018. The Company is currently evaluating the potential impact of this new guidance; however, it expects that it could have a significant impact on the Company's allowance for loan losses ("ALLL").

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This new standard provides guidance on how to account for share-based payment transactions with nonemployees in which a grantor acquires goods or services to be used or consumed in the grantor's own operations by issuing equity-based payment awards. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2018-07 on January 1, 2019. The adoption did not have an impact on the Company's consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments in ASU 2018-15 are effective for the Company's 2020 fiscal year. The Company adopted ASU 2018-15 on April 1, 2019. The adoption did not have a material impact on the Company's consolidated financial statements.

2. REVENUES

Disaggregation of Revenues

Revenues are disaggregated at the Company's segment level since the segment categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. For additional details related to the Company's reportable segments, see Note 18 - "Segment Information."

The following table presents the Company's revenues disaggregated by geography for the three and six months ended June 30, 2019 and 2018. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$374,650	$374,580	$719,739	$682,520
Foreign (a)	39,553	59,857	81,517	118,162
Total revenue	$414,203	$434,437	$801,256	$800,682

(a)	Foreign revenues are primarily related to the Company's API Group plc and Dunmore Europe GmbH businesses, which are domiciled in the United Kingdom and Germany, respectively.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheets. As of June 30, 2019 and December 31, 2018, the contract asset balance was $9,161 and $8,969, respectively.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts that are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheets, based on the timing of when the Company expects to recognize revenue. As of June 30, 2019 and December 31, 2018, the contract liability was $7,779 and $5,900, respectively. The increase in the six months ended June 30, 2019 was primarily due to deferral of revenue of $10,916 offset by the recognition of $7,543 of unearned revenue.

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

The components of lease cost are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$3,300	$6,667
Short-term lease cost	$225	$531

Finance lease cost:
Amortization of right-of-use assets	$270	$520
Interest on lease liabilities	67	128
Total finance lease cost	$337	$648

Supplemental cash flow information related to leases is as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,640
Operating cash flows from finance leases	$128
Financing cash flows from finance leases	$656
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,078
Finance leases	$3,731

Supplemental balance sheet information related to leases is as follows:

	June 30, 2019	Location on Consolidated Balance Sheet
Operating leases
Operating lease right-of-use assets	$44,697	Operating lease right-of-use assets

Current operating lease liabilities	$10,875	Other current liabilities
Non-current operating lease liabilities	34,516	Long-term operating lease liabilities
Total operating lease liabilities	$45,391

Finance leases
Finance lease assets	$9,880	Property, plant and equipment, net

Current finance lease liabilities	$1,724	Other current liabilities
Non-current finance lease liabilities	7,620	Other non-current liabilities
Total finance lease liabilities	$9,344

Weighted-average remaining lease term
Operating leases	8.32 years
Finance leases	5.28 years
Weighted-average discount rate
Operating leases	4.58%
Finance leases	4.20%

Future minimum operating lease obligations prior to the adoption of Topic 842, as of December 31, 2018, were as follows:

Payments Due by Period	Amount
2019	$14,280
2020	11,131
2021	8,975
2022	6,174
2023	3,863
Thereafter	17,867
Total	$62,290

Maturities of lease liabilities after the adoption of Topic 842, as of June 30, 2019, are as follows:

	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$7,535	$1,047
2020	10,952	1,961
2021	8,793	1,877
2022	7,111	1,762
2023	5,116	1,744
Thereafter	17,556	2,062
Total lease payments	57,063	10,453

Present value of current lease liabilities	10,875	1,724
Present value of long-term lease liabilities	34,516	7,620
Total present value of lease liabilities	45,391	9,344

Difference between undiscounted cash flows and discounted cash flows	$11,672	$1,109

4. ACQUISITIONS

2019 Acquisition

On April 1, 2019, the Company, through its wholly-owned subsidiary, WebBank, completed the acquisition of National Partners PFco, LLC ("National Partners"), located in Denver, Colorado, for consideration of $47,725, which includes assumed debt, including debt with a third-party that WebBank had a preexisting $10,000 participation, and is subject to an earn-out based on future performance through June 30, 2020, as provided in the purchase agreement. National Partners provides commercial premium finance solutions for national insurance brokerages, independent insurance agencies and insureds in key markets throughout the United States.

National Partners is included with WebBank in the Company's Financial Services segment. In connection with the acquisition, the Company recorded receivables, other intangible assets and goodwill associated with the acquisition, totaling approximately $37,195, $2,230 and $6,515, respectively, as well as other assets and liabilities. Other intangible assets consist of agent relationships of $1,800 and trade names of $430. The goodwill from the acquisition consists largely of the synergies expected from combining the operations of the two businesses. The goodwill assigned to WebBank of $6,515 is expected to be deductible for income tax purposes. The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities.

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

5. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classifications of loans receivable, including loans held for sale, held by WebBank, as of June 30, 2019 and December 31, 2018 are as follows:

	Total				Current		Non-current
	June 30, 2019%		December 31, 2018%		June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Loans held for sale	$178,071		$188,143		$178,071	$188,143	$—	$—

Commercial real estate loans	$632	—%	$632	—%	—	—	632	632
Commercial and industrial	206,815	44%	146,758	44%	151,818	81,507	54,997	65,251
Consumer loans	262,645	56%	188,391	56%	104,985	89,899	157,660	98,492
Total loans	470,092	100%	335,781	100%	256,803	171,406	213,289	164,375
Less:
Allowance for loan losses	(29,436)		(17,659)		(29,436)	(17,659)	—	—
Total loans receivable, net	$440,656		$318,122		227,367	153,747	213,289	164,375
Loans receivable, including loans held for sale (a)					$405,438	$341,890	$213,289	$164,375

(a)	The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities.

Loans with a carrying value of approximately $59,170 and $56,581 were pledged as collateral for potential borrowings as of June 30, 2019 and December 31, 2018, respectively. WebBank serviced $3,013 and $3,044 in loans for others as of June 30, 2019 and December 31, 2018, respectively.

WebBank sold loans classified as loans held for sale of $11,306,443 and $9,475,608 during the six months ended June 30, 2019 and 2018, respectively. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of consumer and small business loans. Amounts added to loans held for sale during these same periods were $11,296,371 and $9,497,762, respectively.

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

6. INVENTORIES, NET

A summary of Inventories, net is as follows:

	June 30, 2019	December 31, 2018
Finished products	$52,969	$55,723
In-process	30,307	25,392
Raw materials	61,596	58,569
Fine and fabricated precious metal in various stages of completion	20,423	20,790
	165,295	160,474
LIFO reserve	(2,001)	(1,624)
Total	$163,294	$158,850

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

The Company obtains certain precious metals under a fee consignment agreement with the Bank of Nova Scotia ("ScotiaBank"). As of both June 30, 2019 and December 31, 2018, the Company had approximately $6,700 of silver under consignment with ScotiaBank, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount included in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of income.

	June 30, 2019	December 31, 2018
Supplemental inventory information:
Precious metals stated at LIFO cost	$8,819	$9,538
Precious metals stated under non-LIFO cost methods	$9,603	$9,628
Market value per ounce:
Silver	$15.32	$15.51
Gold	$1,409.00	$1,281.65
Palladium	$1,524.00	$1,263.00

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying value of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Financial Services	Corporate and Other	Total
Balance as of December 31, 2018
Gross goodwill	$205,765	$67,143	$—	$81	$272,989
Accumulated impairments	(24,254)	(64,790)	—	—	(89,044)
Net goodwill	181,511	2,353	—	81	183,945
Acquisitions (a), (b)	2,403	—	6,515	—	8,918
Currency translation adjustments	(672)	—	—	—	(672)
Balance as of June 30, 2019
Gross goodwill	207,496	67,143	6,515	81	281,235
Accumulated impairments	(24,254)	(64,790)	—	—	(89,044)
Net goodwill	$183,242	$2,353	$6,515	$81	$192,191

(a)	Diversified Industrial - Purchase price adjustments related to the 2018 Dunmore acquisition. See Note 4 - "Acquisitions" for additional information.

(b)	Financial Services - Goodwill related to the National Partners acquisition. See Note 4 - "Acquisitions" for additional information.

A summary of Other intangible assets, net is as follows:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$219,527	$103,576	$115,951	$220,709	$95,796	$124,913
Trademarks, trade names and brand names	55,318	19,092	36,226	54,950	17,923	37,027
Developed technology, patents and patent applications	31,841	15,805	16,036	31,743	14,435	17,308
Other	17,964	13,276	4,688	17,884	13,591	4,293
Total	$324,650	$151,749	$172,901	$325,286	$141,745	$183,541

Trademarks with indefinite lives as of both June 30, 2019 and December 31, 2018 were $11,320. Amortization expense related to intangible assets was $5,638 and $7,822 for the three months ended June 30, 2019 and 2018, respectively, and $11,104 and $15,173 for the six months ended June 30, 2019 and 2018, respectively.

8. INVESTMENTS

Short-Term Investments

The Company's short-term investments primarily consist of its marketable securities portfolio. The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investments. The investments are carried at fair value and totaled $1,439 as of both June 30, 2019 and December 31, 2018.

Proceeds from sales of marketable securities were $0 and $12,300 in the three months ended June 30, 2019 and 2018, respectively, and $0 and $46,027 in the six months ended June 30, 2019 and 2018, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of marketable securities, which are reported as a component of Realized and unrealized (gains) losses on securities, net in the Company's consolidated statements of income, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross realized gains	$—	$6,416	$—	$16,090
Gross realized losses	—	(2,219)	—	(5,129)
Realized gains, net	$—	$4,197	$—	$10,961

Long-Term Investments

The following table summarizes the Company's long-term investments as of June 30, 2019 and December 31, 2018.

	Ownership %		Long-Term Investments Balance		(Income) Loss Recorded in the Consolidated Statements of Income
					Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	2019	2018	2019	2018
Corporate securities (a), (d)			$199,259	$159,841	$(36,603)	$8,317	$(38,486)	$24,014
Collateralized debt securities			1,443	1,958	$—	$—	$—	$—
STCN convertible notes (b), (e)			13,437	14,943	$1,163	$(272)	$1,506	$42
STCN preferred stock (c), (e)			41,809	39,420	$2,049	$(827)	$(2,068)	$(8,276)
Equity method investments: (e)
Carried at fair value:
STCN common stock	29.4%	29.6%	33,093	31,457	$3,065	$(649)	$(1,474)	$5,350
Aviat Networks, Inc. ("Aviat")	12.5%	12.4%	9,182	8,881	$841	$147	$(227)	$(702)
Other	43.8%	43.8%	1,223	1,223	$—	$—	$—	$—
Long-term investments carried at fair value			299,446	257,723
Other equity method investments			—	321	$—	$14	$—	$44
Total			$299,446	$258,044

(a)	Cost basis totaled $98,969 as of June 30, 2019 and $98,037 as of December 31, 2018 and gross unrealized gains totaled $100,290 and $61,804 as of June 30, 2019 and December 31, 2018, respectively.

(b)
Represents investment in STCN convertible notes. The convertible notes outstanding as of December 31, 2018 matured on March 1, 2019. The Company entered into a new convertible note with STCN ("New Note") on February 28, 2019, which matures on March 1, 2024. The cost basis of the New Note totaled $14,943 as of June 30, 2019 and the gross unrealized loss was $1,506 as of June 30, 2019. The New Note is convertible into shares of STCN's common stock at an initial conversion rate of 421.2655 shares of common stock per $1,000 principal amount of the New Note (which is equivalent to an initial conversion price of approximately $2.37 per share), subject to adjustment upon the occurrence of certain events. The cost basis of the Company's prior investment was $13,262 as of December 31, 2018 and gross unrealized gains totaled $1,681 as of December 31, 2018. Changes in fair value are recorded in the Company's consolidated statements of income as the Company elected the fair value option to account for this investment. The New Notes, if converted as of June 30, 2019, when combined with STCN common and preferred shares, also if converted, owned by the Company, would result in the Company having a direct interest of approximately 49.3% of STCN's outstanding shares.

(c)
Represents investment in shares of STCN preferred stock with a cost basis of $35,321. Each share of preferred stock can be converted into shares of STCN's common stock at an initial conversion price equal to $1.96 per share, subject to adjustment upon the occurrence of certain events. Changes in fair value are recorded in the Company's consolidated statements of income as the Company elected the fair value option to account for this investment.

(d)	(Income) loss from these investments is included in Realized and unrealized (gains) losses on securities, net in the consolidated statements of income.

(e)	(Income) loss from these investments is included in Loss (income) of associated companies, net of taxes in the consolidated statements of income.

The amount of unrealized gains (losses) for the three and six months ended June 30, 2019 and 2018 that relate to equity securities still held as of June 30, 2019 and June 30, 2018, respectively, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net gains (losses) recognized during the period on equity securities	$36,377	$(11,824)	$38,486	$(25,613)
Less: Net gains recognized during the period on equity securities sold during the period	—	4,197	—	10,961
Unrealized gains (losses) recognized during the period on equity securities still held at the end of the period	$36,377	$(16,021)	$38,486	$(36,574)

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

The following summary balance sheet amounts are for STCN as of April 30, 2019 and July 31, 2018, respectively, and the statement of income amounts are for the three and six months ended April 30, 2019 and 2018, respectively, which are both STCN's nearest corresponding fiscal quarters to the Company's fiscal quarters ended June 30, 2019 and 2018:

(Unaudited)	2019	2018
Summary of balance sheet amounts:
Current assets	$202,441	$264,281
Non-current assets	532,309	562,769
Total assets	$734,750	$827,050

Current liabilities	$220,499	$290,612
Non-current liabilities	386,667	393,618
Total liabilities	607,166	684,230
Contingently redeemable preferred stock	35,198	35,192
Equity	92,386	107,628
Total liabilities and equity	$734,750	$827,050

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2019	2018	2019	2018
Summary operating results: (a)
Net revenue	$194,003	$188,922	$400,226	$340,041
Gross profit	$36,861	$39,005	$74,404	$55,955
Net (loss) income (a)	$(9,627)	$(10,333)	$(21,380)	$54,497

(a)	Net income in the 2018 period was favorably impacted by an income tax benefit related to STCN's acquisition of IWCO in December 2017.

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

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value	Carrying Value
Collateralized securities	$58,144	$123	$58,267	$58,144

Contractual maturities within:
One year to five years				42,188
Five years to ten years				14,172
After ten years				1,784
Total				$58,144

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value	Carrying Value
Collateralized securities	$48,005	$(119)	$47,886	$48,005

Contractual maturities within:
One year to five years				22,866
Five years to ten years				23,189
After ten years				1,950
Total				$48,005

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

9. DEBT

Debt consists of the following:

	June 30, 2019	December 31, 2018
Short term debt:
Foreign	$4,458	$3,094
Short-term debt	4,458	3,094
Long-term debt:
Credit Agreement	448,274	472,495
Other debt – foreign	625	796
Other debt – domestic	5,375	5,604
Subtotal	454,274	478,895
Less: portion due within one year	10,742	799
Long-term debt	443,532	478,096
Total debt	$458,732	$481,989

Long-term debt as of June 30, 2019 matures in each of the next five years as follows:

	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt (a)	$454,274	$5,565	$14,243	$10,120	$424,346	$—	$—

(a)	As of June 30, 2019, long term debt of $10,742 is expected to mature over the following twelve months.

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

Accordingly, as of June 30, 2019, the Company's Credit Agreement includes a revolving credit facility in an aggregate principal amount not to exceed $500,000 and a $200,000 term loan. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank, and includes a $55,000 subfacility for swing line loans and a $50,000 subfacility for standby letters of credit. Borrowings under the Credit Agreement bear interest, at the Company's option, at annual rates of either the Base Rate or the Euro-Rate, as defined, plus an applicable margin as set forth in the Credit Agreement (1.50% and 2.50%, respectively, for Base Rate and Euro-Rate borrowings as of June 30, 2019), and the Credit Agreement provides for a commitment fee to be paid on unused borrowings. The weighted-average interest rate on the Credit Agreement was 4.86% as of June 30, 2019. As of June 30, 2019, letters of credit totaling $10,096 had been issued under the Credit Agreement, including $2,795 of the letters of credit guaranteeing various insurance activities, and $7,301 for environmental and other matters. The Credit Agreement permits SPLP, the parent, to fund the dividends on its preferred units and its routine corporate expenses. The Company's total availability under the Credit Agreement, which is based upon earnings and certain covenants as described in the Credit Agreement, was approximately $51,300 as of June 30, 2019.

The Credit Agreement will expire with all amounts outstanding due and payable on November 14, 2022. The Credit Agreement is guaranteed by substantially all existing and thereafter acquired assets of the borrowers and the guarantors, as defined in the agreement, and a pledge of all of the issued and outstanding shares of capital stock of each of the borrowers' and guarantors' subsidiaries, and is fully guaranteed by the guarantors. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, as defined. The Company was in compliance with all financial covenants as of June 30, 2019.

10. FINANCIAL INSTRUMENTS

As of June 30, 2019 and December 31, 2018, financial instrument liabilities and related restricted cash consisted of $0 and $12,434, respectively, related to short sales of corporate securities. Year-to-date activity is summarized below for financial instrument liabilities and related restricted cash:

	June 30,
	2019	2018
Balance, beginning of period	$12,434	$15,629
Settlement of short sales of corporate securities	(14,611)	(3,100)
Short sales of corporate securities	—	26
Net investment losses	2,177	941
Balance, end of period	$—	$13,496

Short Sales of Corporate Securities

From time to time, the Company enters into short sale transactions on certain corporate securities in which it receives proceeds from the sale of such securities and incurs obligations to deliver such securities at a later date. Upon initially entering into such short sale transactions, the Company recognizes a liability equal to the fair value of the obligation, with a comparable amount of cash and cash equivalents reclassified as restricted cash. Subsequent changes in the fair value of such obligations, determined based on the closing market price of the securities, are recognized as gains or losses in the consolidated statements of income, with a comparable adjustment made between unrestricted and restricted cash. During the six months ended June 30, 2019, the Company settled its short positions.

Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts to hedge certain of its receivables and payables denominated in other currencies. In addition, the Company enters into foreign currency forward contracts to hedge the value of certain of its future sales denominated in Euros and the value of certain of its future purchases denominated in USD. These hedges are associated with certain of the Company's operations located in the United Kingdom and have settlement dates ranging through December 2019. The forward contracts that are used to hedge the risk of foreign exchange movement on its receivables and payables are accounted for as economic hedges. As of June 30, 2019, there were contracts in place to buy Sterling and sell Euros in the amount of €13,450. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net changes in fair value of the derivative assets and liabilities are recognized in the Company's consolidated statements of income. The forward contracts that are used to hedge the value of the Company's future sales and purchases are accounted for as cash flow hedges. As of June 30, 2019, there were contracts in place to hedge the value of future sales denominated in Euros in the amount of €5,500. These hedges are fully effective, and, accordingly, the changes in fair value are recorded in AOCI and, at maturity, any gain or loss on the forward contract is reclassified from AOCI into the Company's consolidated statements of income. There were no contracts in place as of June 30, 2019 to hedge future purchases denominated in USD.

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 15 - "Fair Value Measurements"). As of June 30, 2019, outstanding derivatives mature within 3 to 5 years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of income in Financial services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

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

As of June 30, 2019, the Company had the following outstanding forward contracts with settlement dates through July 2019. There were no futures contracts outstanding as of June 30, 2019.

Commodity	Amount	Notional Value
Silver	235,615 ounces	$3,598
Gold	1,969 ounces	$2,777
Palladium	695 ounces	$1,078
Copper	225,000 pounds	$632
Tin	15 metric tons	$280

Fair Value Hedges. Certain forward contracts are accounted for as fair value hedges under Accounting Standards Codification ("ASC") 815 for the Company's precious metal inventory carried at fair value. These contracts hedge 13,650 ounces of silver and a majority of the Company's ounces of copper. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net changes in fair value of the derivative assets and liabilities, and the changes in the fair value of the underlying hedged inventory, are recognized in the Company's consolidated statements of income, and such amounts principally offset each other due to the effectiveness of the hedges.

Economic Hedges. The remaining outstanding forward contracts for silver, and all the contracts for gold, palladium and tin, are accounted for as economic hedges. As these derivatives are not designated as accounting hedges under ASC 815, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market with gains and losses recorded in earnings in the Company's consolidated statements of income. The economic hedges are associated primarily with the Company's precious metal inventory valued using the LIFO method.

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets are as follows:

	Fair Value of Derivative Assets (Liabilities)
	June 30, 2019		December 31, 2018
	Location on Consolidated Balance Sheet	Fair Value	Location on Consolidated Balance Sheet	Fair Value
Derivatives designated as ASC 815 hedges
Foreign exchange contracts	Accrued liabilities	$(5)	Accrued liabilities	$(95)
Commodity contracts	Prepaid expenses and other current assets	$23	Accrued liabilities	$(14)

Derivatives not designated as ASC 815 hedges
Foreign exchange contracts	Accrued liabilities	$(445)	Accrued liabilities	$(81)
Commodity contracts	Accrued liabilities	$(4)	Accrued liabilities	$(145)
Economic interests in loans	Other non-current assets	$17,212	Other non-current assets	$17,156

The effect of cash flow hedge accounting for foreign currency forward contracts on AOCI for the three and six months ended June 30, 2019 and 2018 is as follows:

Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income		Amount of Gain (Loss) Recognized in AOCI on Derivatives		Total Change in AOCI for the Period
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Diversified industrial net sales	$256	$79	$(169)	$194	$(425)	$115

	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Diversified industrial net sales	$373	$59	$466	$359	$93	$300

The effects of fair value and cash flow hedge accounting on the consolidated statements of income for the three and six months ended June 30, 2019 and 2018 are not material.

The effects of derivatives not designated as ASC 815 hedging instruments on the consolidated statements of income for the three and six months ended June 30, 2019 and 2018 are as follows:

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Foreign exchange forward contracts	Other income (expense), net	$—	$(18)	$—	$(14)
Commodity contracts	Other income (expense), net	(379)	342	(436)	440
Economic interests in loans	Financial services revenue	3,791	4,083	6,677	7,364
Call options	Other income (expense), net	—	—	—	250
Put options	Other income (expense), net	—	—	—	(3)
Total		$3,412	$4,407	$6,241	$8,037

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

As of June 30, 2019 and December 31, 2018, WebBank's undisbursed loan commitments totaled $168,347 and $130,697, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest cost	$5,470	$5,351	$10,944	$10,729
Expected return on plan assets	(6,108)	(7,018)	(12,232)	(14,027)
Amortization of actuarial loss	2,515	2,539	5,030	5,078
Total	$1,877	$872	$3,742	$1,780

Pension expense is included in Selling, general and administrative expenses in the consolidated statements of income. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. The Company's expected future minimum pension contributions to its significant pension plans are $19,300 for the remainder of 2019, and $35,600, $34,900, $37,600, $29,400 and $23,700 in 2020, 2021, 2022, 2023 and for the five years thereafter, respectively.

12. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of June 30, 2019, the Company had 25,011,142 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

The Board of Directors of SPH GP has approved the repurchase of up to an aggregate of 3,000,000 of the Company's common units ("Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. During the first six months of 2019, the Company purchased 505,336 units for an aggregate price of approximately $6,721.

Incentive Award Plan

On May 24, 2018, the Company's unitholders approved the adoption of the Company's 2018 Incentive Award Plan ("2018 Plan"). The 2018 Plan provides equity-based compensation through the grant of options to purchase the Company's limited partnership units, unit appreciation rights, restricted units, phantom units, substitute awards, performance awards, other unit-based awards, and includes, as appropriate, any tandem distribution equivalent rights granted with respect to an award (collectively, "LP Units"). The 2018 Plan allows for issuance of up to 500,000 LP Units. In 2019, 207,499 restricted units were granted under the 2018 Plan. Such units were valued based upon the market value of the Company's LP Units on the date of grant, and collectively represent approximately $2,905 of unearned compensation that will be recognized as expense ratably over the vesting period of the units. The grants have vesting periods that range from three to ten years from the date of grant.

Preferred Units

The Company's 6.0% Series A preferred units, no par value ("SPLP Preferred Units") entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared cash distributions of approximately $5,945 and $5,800 to preferred unitholders for the six months ended June 30, 2019 and 2018, respectively. The SPLP Preferred Units have a term of nine years and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption. In addition, the holders can require the Company to repurchase up to 1,600,000 of the SPLP Preferred Units, in cash on a pro rata basis, upon the third anniversary of the original issuance date of February 7, 2017, reduced by any preferred units called for redemption by the Company, in cash on a pro rata basis, prior to that time. This contingent redemption of preferred units in February 2020 comprises the Current portion of preferred unit liability on the Company's consolidated balance sheet as of June 30, 2019.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as liabilities, including accrued interest expense, on the Company's consolidated balance sheets because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as liabilities, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of income. As of June 30, 2019, there were 7,927,288 SPLP Preferred Units outstanding.

Purchase of Noncontrolling Interest

In June 2018, the Company entered into purchase agreements with minority stockholders of its subsidiary, WebFinancial Holding Corporation ("WFHC"), pursuant to which the Company purchased shares of common stock and preferred stock of WFHC in exchange for aggregate consideration totaling $13,278, comprised of cash of $6,306, 185,407 common units of SPLP and 186,271 SPLP Preferred Units. In accordance with the accounting standard on consolidation, changes in a parent's ownership interest where the parent retains a controlling financial interest in its subsidiary are accounted for as equity transactions. The carrying amount of the acquired noncontrolling interest was eliminated to reflect the change in SPLP's ownership interest, and the difference between the fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted was recognized in Partners' capital.

Accumulated Other Comprehensive Loss

Changes, net of tax, in AOCI are as follows:

	Unrealized loss on available-for-sale debt securities	Unrealized (loss) gain on derivative financial instruments	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2018	$(274)	$(277)	$(23,476)	$(153,217)	$(177,244)
Net other comprehensive income attributable to common unitholders (a)	—	518	1,303	—	1,821
Balance at March 31, 2019	(274)	241	(22,173)	(153,217)	(175,423)
Net other comprehensive loss attributable to common unitholders (b)	—	(425)	(1,797)	—	(2,222)
Balance at June 30, 2019	$(274)	$(184)	$(23,970)	$(153,217)	$(177,645)

(a)	Net of tax provision of approximately $92.

(b)	Net of tax benefit of approximately $90.

	Unrealized gain on available-for-sale securities	Unrealized (loss) gain on derivative financial instruments	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2017	$91,078	$(1,901)	$(18,259)	$(177,085)	$(106,167)
Net other comprehensive income attributable to common unitholders (a), (b)	—	170	3,098	—	3,268
Cumulative effect of adopting ASU 2016-01 relating to net unrealized gains and losses on equity securities (c)	(91,078)	—	—	—	(91,078)
Balance at March 31, 2018	—	(1,731)	(15,161)	(177,085)	(193,977)
Net other comprehensive income (loss) attributable to common unitholders (d), (e)	—	104	(3,841)	5	(3,732)
Acquisition of AOCI from noncontrolling interests	—	(72)	(290)	(213)	(575)
Balance at June 30, 2018	$—	$(1,699)	$(19,292)	$(177,293)	$(198,284)

(a)	Net of a tax provision of approximately $68.

(b)	Does not include the net unrealized gain on derivative financial instruments of $15 and cumulative translation adjustments of $206 which are attributable to noncontrolling interests.

(c)
Effective January 1, 2018 upon adoption of ASU 2016-01, a cumulative effect reclassification adjustment was made to remove the net unrealized gains and losses on equity securities from AOCI and reclassify them to Partners' capital.

(d)	Net of a tax benefit of approximately $32.

(e)
Does not include the net unrealized gain on derivative financial instruments of $11, cumulative translation adjustment of $(246) and the change in net pension and other post-retirement benefit obligations of $(5) which are attributable to noncontrolling interests.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP, which are determined as of the last day of each fiscal year. If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company records a negative incentive unit expense in the quarter when such over accrual is determined. The expense is recorded in Selling, general and administrative expenses in the Company's consolidated statements of income. No incentive unit expense was recorded in the three and six months ended June 30, 2019 or 2018.

13. INCOME TAXES

The Company recorded tax provisions of $14,718 and $7,606 for the three months ended June 30, 2019 and 2018, respectively, and $17,679 and $8,936 for the six months ended June 30, 2019 and 2018, respectively. The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries that are taxable entities. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of certain deferred tax assets will not be realized in future periods.

14. NET INCOME PER COMMON UNIT

The following data was used in computing net income per common unit shown in the Company's consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$21,034	$13,555	$36,656	$4,704
Net loss (income) attributable to noncontrolling interests in consolidated entities	29	(513)	85	(740)
Net income attributable to common unitholders	21,063	13,042	36,741	3,964
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a), (b)	2,973	2,937	5,945	—
Net income attributable to common unitholders – assuming dilution	$24,036	$15,979	$42,686	$3,964
Net income per common unit – basic
Net income attributable to common unitholders	$0.84	$0.50	$1.47	$0.15
Net income per common unit – diluted
Net income attributable to common unitholders	$0.61	$0.42	$1.09	$0.15
Denominator for net income per common unit – basic	24,982,728	26,147,125	24,915,446	26,205,290
Effect of dilutive securities:
Unvested restricted common units	—	26,601	190	34,293
SPLP Preferred Units (a)	14,155,871	11,494,299	14,242,874	—
Denominator for net income per common unit – diluted (a), (b)	39,138,599	37,668,025	39,158,510	26,239,583

(a)	Assumes the SPLP Preferred Units were redeemed in common units as described in Note 12 - "Capital and Accumulated Other Comprehensive Loss."

(b)
For the three months ended June 30, 2019, the diluted per unit calculation does not include the impact of 3,448 of unvested restricted common units, and for the six months ended June 30, 2018, the diluted per unit calculation does not include the impact of 11,152,888 of SPLP Preferred Units, since the impact would have been anti-dilutive.

15. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of June 30, 2019 and December 31, 2018 are summarized by type of inputs applicable to the fair value measurements as follows:

June 30, 2019	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$988	$451	$—	$1,439
Long-term investments (a)	241,533	—	57,913	299,446
Precious metal and commodity inventories recorded at fair value	9,805	—	—	9,805
Economic interests in loans	—	—	17,212	17,212
Commodity contracts on precious metal and commodity inventories	—	23	—	23
Warrants	—	—	1,738	1,738
Total	$252,326	$474	$76,863	$329,663

Liabilities:
Commodity contracts on precious metal and commodity inventories	—	4	—	4
Other precious metal liabilities	7,824	—	—	7,824
Foreign currency forward exchange contracts	—	450	—	450
Total	$7,824	$454	$—	$8,278

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$836	$603	$—	$1,439
Long-term investments (a)	200,179	14,943	42,601	257,723
Investments in certain funds	—	—	422	422
Precious metal and commodity inventories recorded at fair value	9,884	—	—	9,884
Economic interests in loans	—	—	17,156	17,156
Foreign currency forward exchange contracts	—	275	—	275
Warrants	—	—	1,738	1,738
Total	$210,899	$15,821	$61,917	$288,637

Liabilities:
Financial instrument obligations	$12,434	$—	$—	$12,434
Commodity contracts on precious metal and commodity inventories	—	159	—	159
Other precious metal liabilities	8,589	—	—	8,589
Foreign currency forward exchange contracts	—	450	—	450
Total	$21,023	$609	$—	$21,632

(a)	For additional detail of the marketable securities and long-term investments see Note 8 - "Investments."

There were no transfers of securities among the various measurement input levels during the three or six months ended June 30, 2019.

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

Following is a summary of changes in assets measured using Level 3 inputs:

	Investments in Associated Companies (a)	Marketable Securities and Other (b)	Total
Balance as of December 31, 2018	$40,643	$21,274	$61,917
Purchases	14,943	—	14,943
Sales and cash collections	—	(7,557)	(7,557)
Realized gains	—	6,677	6,677
Unrealized gains	883	—	883
Balance as of June 30, 2019	$56,469	$20,394	$76,863

Balance as of December 31, 2017	$36,223	$25,693	$61,916
Purchases	—	250	250
Sales and cash collections	—	(17,378)	(17,378)
Realized gains	—	11,584	11,584
Unrealized gains	8,276	232	8,508
Unrealized losses	—	(3,713)	(3,713)
Balance as of June 30, 2018	$44,499	$16,668	$61,167

(a)	Unrealized gains and losses are recorded in Loss (income) of associated companies, net of taxes in the Company's consolidated statements of income.

(b)	Realized and unrealized gains and losses are recorded in Realized and unrealized (gains) losses on securities, net or Financial services revenue in the Company's consolidated statements of income.

Long-Term Investments - Valuation Techniques

The Company estimates the value of its investments in STCN convertible preferred stock and the New Note using a Monte Carlo simulation. Key inputs in these valuations include the trading price and volatility of STCN's common stock, the risk-free rate of return, as well as the dividend rate, conversion price, redemption date of the preferred stock and the maturity date of the note.

Marketable Securities and Other - Valuation Techniques

The Company determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities.

The fair value of the derivatives held by WebBank (see Note 10 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flow analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 7.29% to 35.78%, a constant default rate of 1.64% to 27.54% and a discount rate of 1.69% to 27.64%.

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

The environmental claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs, and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company typically accrues costs associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of June 30, 2019, on a consolidated basis, the Company has recorded liabilities of $43,003 in Accrued liabilities on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of income. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

Environmental Matters

Certain subsidiaries of the Company's Handy & Harman Ltd. subsidiary ("HNH") have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH recorded liabilities of approximately $11,254 related to estimated environmental remediation costs as of June 30, 2019. HNH may have insurance coverage available for certain of these matters.

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

The sites where certain HNH subsidiaries have environmental liabilities include the following:

HNH has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a former HNH manufacturing facility. An ecological risk assessment was submitted in the second quarter of 2016 to the CTDEEP for their review and approval. An upland work plan to investigate the upland portion of the parcel was approved by the CTDEEP in March 2018 and has now been completed. Additional investigatory work could be required dependent upon CTDEEP requirements. Investigation of the wetlands portion is expected to start in 2019, pending regulatory approvals and setting goals for the entire parcel. The total remediation costs for the site cannot be reasonably estimated at this time. Based on the current stage of the investigation at this time, the Company estimates that it is reasonably possible that it may incur aggregate losses over a period of several years, above its accrued liability, in a range of $2,000 to $6,000. Due to the uncertainties, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HNH or the Company.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of HNH, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. HHEM is actively remediating the property and is continuing to investigate effective methods for achieving compliance with the ACO. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the timing and ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs and other related costs are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and HNH, all after having the first $1,000 paid by the former owner/operator. As of June 30, 2019, total investigation and remediation costs of approximately $8,400 and $2,700 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM was reimbursed indirectly through insurance coverage for a portion of the costs for which it is responsible, and HHEM believes that there is additional excess insurance coverage, which it is currently pursuing. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. A reserve of approximately $1,300 has been established for HHEM's expected 25% share of anticipated costs at this site, which is based upon the recent selection of a final remedy, on-going operations and maintenance, additional investigations and monitored natural attenuation testing over the next 30 years. There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM, HNH or the Company.

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

SLI reported soil contamination and a groundwater contamination in 2003 from the SurfTech site located in Camden, New Jersey. Substantial investigation and remediation work have been completed under the direction of the licensed site remediation professional ("LSRP") for the site. Additional soil excavation and chemical treatment are expected to begin in the third quarter of 2019. Post-remediation groundwater monitoring will be conducted and a full-scale groundwater bioremediation is expected to be implemented following completion of the remediation. A reserve of $2,600 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

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

Litigation Matters

On December 8, 2017, a stockholder class action, captioned Sciabacucchi v. DeMarco, et al., was filed in the Court of Chancery of the State of Delaware by a purported former stockholder of HNH challenging the Company's acquisition, through a subsidiary, of all of the outstanding shares of common stock of HNH not already owned by the Company or any of its affiliates. The action names as defendants the former members of the HNH board of directors, the Company and SPH GP, and alleges, among other things, that the defendants breached their fiduciary duties to the former public stockholders of HNH in connection with the aforementioned acquisition. The complaint sought, among other relief, unspecified monetary damages, attorneys' fees and costs. On July 9, 2019, the Company entered into a settlement of the case, solely to avoid the substantial burden, expense, inconvenience and distraction of continued litigation and to resolve each of the plaintiff's claims as against the defendant parties. In the settlement, the defendants agreed to pay the plaintiff class $30,000, but denied that they engaged in any wrongdoing or committed any violation of law or breach of duty and stated that they believe they acted properly, in good faith, and in a manner consistent with their legal duties. The settlement is subject to court approval. Our insurance carriers have agreed to contribute an aggregate of $17,500 toward the settlement amount. The Company recorded a charge of $12,500 in Selling, general and administrative expenses in the consolidated statement of income for the three months ended June 30, 2019, which consisted of the legal settlement of $30,000 (included in Accrued liabilities at June 30, 2019), reduced by $17,500 of insurance recoveries (included in Trade and other receivables) at June 30, 2019. The Company made a demand of an aggregate of $10,000 in further contributions from two insurance carriers, which the carriers declined, and we are pursuing claims in court to endeavor to recover this sum, although there can be no assurance as to the outcome of this litigation.

On April 13, 2018, a purported shareholder of STCN, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-0277 (Del. Ch.) in the Delaware Court of Chancery. The plaintiff seeks to assert claims against the Company and certain of its affiliates and against the members of STCN's board of directors in connection with the acquisition of $35,000 of STCN's Series C Preferred Stock by an affiliate of the Company and equity grants made to three individual defendants. The complaint includes claims for breach of fiduciary duty as STCN directors against all the individual defendants; claims for aiding and abetting breach of fiduciary duty against the Company; a claim for breach of fiduciary duty as controlling stockholder against the Company; and a derivative claim for unjust enrichment against the Company and the three individuals who received equity grants. The complaint demands damages in an unspecified amount for STCN and its stockholders, together with rescission, disgorgement and other equitable relief. The defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the Court of Chancery issued an opinion denying in substantial part the motion. The Company will continue to vigorously defend itself against these claims; however, the outcome of this matter is uncertain.

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through June 30, 2019. In many cases these claims involved more than 100 defendants. Of the claims settled, the average settlement was less than $3. There remained approximately 30 pending asbestos claims as of June 30, 2019. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of both June 30, 2019 and December 31, 2018, BNS Sub has accrued $1,349 relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $1,975 and $2,013 for the three months ended June 30, 2019 and 2018, respectively, and $3,908 and $4,061 for the six months ended June 30, 2019 and 2018, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of income. Unpaid amounts for management fees included in Payables to related parties on the Company's consolidated balance sheet was $75 and $1 as of June 30, 2019 and December 31, 2018, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $1,429 and $1,962 for the three months ended June 30, 2019 and 2018, respectively, and $3,569 and $2,987 for the six months ended June 30, 2019 and 2018, respectively. Unpaid amounts for reimbursable expenses were approximately $1,319 and $254 as of June 30, 2019 and December 31, 2018, respectively, and are included in Payables to related parties on the Company's consolidated balance sheets.

Corporate Services

The Company's subsidiary, Steel Services Ltd ("Steel Services"), through management services agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, which are eliminated in consolidation, Steel Services has management services agreements with other companies considered to be related parties, including J. Howard Inc., Steel Partners, Ltd. and affiliates, and STCN. In total, Steel Services currently charges approximately $4,474 annually to these companies. All amounts billed under these service agreements are recorded as a reduction of Selling, general and administrative expenses.

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

Other

As of June 30, 2019 and December 31, 2018, several related parties and consolidated subsidiaries had deposits totaling $1,164 and $1,667, respectively, at WebBank. Approximately $105 and $616 of these deposits, including interest which was not significant, have been eliminated in consolidation as of June 30, 2019 and December 31, 2018, respectively.

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

Steel Services has management services agreements with our consolidated subsidiaries and other related companies as further discussed in Note 17 - "Related Party Transactions." Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $9,180, $1,443 and $720, respectively, for the three months ended June 30, 2019 and $3,300, $2,100 and $1,175, respectively, for the three months ended June 30, 2018. Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $12,591, $3,481 and $1,895, respectively, for the six months ended June 30, 2019 and $6,600, $4,200 and $2,350, respectively, for the six months ended June 30, 2018. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

For the three and six months ended June 30, 2019, the Company changed the measurement methods used to determine reported segment profit or loss. The 2018 financial information has been recast to reflect these changes on a comparable basis. Accordingly, for the three months ended June 30, 2018, the Company reclassified interest expense from operating income (loss)

from the Diversified Industrial, Energy, and Corporate and Other segments of $3,446, $176 and $5,967, respectively, to Interest expense in the segment information table presented below. For the six months ended June 30, 2018, the Company reclassified interest expense from operating income (loss) from the Diversified Industrial, Energy, and Corporate and Other segments of $6,212, $308 and $11,178, respectively, to Interest expense. The Company also reclassified net investment losses of $1,027 and gains of $58 from the Energy segment to the Corporate and Other segment for the three months and six months ended June 30, 2018, respectively.

Segment information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Diversified industrial net sales	$328,537	$358,398	$640,698	$666,016
Energy net revenue	43,532	47,073	82,518	83,665
Financial services revenue	42,134	28,966	78,040	51,001
Total revenue	$414,203	$434,437	$801,256	$800,682
Income (loss) before interest expense and income taxes:
Diversified industrial	$15,606	$30,256	$29,391	$43,704
Energy	753	(1)	(578)	(4,604)
Financial services	14,138	13,080	27,164	21,610
Corporate and other	16,210	(12,584)	20,121	(29,371)
Income before interest expense and income taxes	46,707	30,751	76,098	31,339
Interest expense	10,955	9,590	21,763	17,699
Income tax provision	14,718	7,606	17,679	8,936
Net income	$21,034	$13,555	$36,656	$4,704
Loss (income) of associated companies, net of taxes:
Corporate and other	$7,118	$(1,587)	$(2,263)	$(3,542)
Total	$7,118	$(1,587)	$(2,263)	$(3,542)
Segment depreciation and amortization:
Diversified industrial	$13,296	$14,402	$26,254	$27,950
Energy	4,420	5,083	8,865	10,105
Financial services	101	101	199	201
Corporate and other	39	33	73	65
Total depreciation and amortization	$17,856	$19,619	$35,391	$38,321

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019
Total Capital
(to risk-weighted assets)	$153,236	19.10%	$64,142	8.00%	$84,187	10.50%	$80,178	10.00%
Tier 1 Capital
(to risk-weighted assets)	$142,972	17.80%	$48,107	6.00%	$68,151	8.50%	$64,142	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$142,972	17.80%	$36,080	4.50%	$56,124	7.00%	$52,116	6.50%
Tier 1 Capital
(to average assets)	$142,972	15.90%	$35,869	4.00%	n/a	n/a	$44,836	5.00%

As of December 31, 2018
Total Capital
(to risk-weighted assets)	$151,799	22.60%	$53,807	8.00%	$66,418	9.88%	$67,258	10.00%
Tier 1 Capital
(to risk-weighted assets)	$143,275	21.30%	$40,355	6.00%	$52,966	7.88%	$53,807	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$143,275	21.30%	$30,266	4.50%	$42,877	6.38%	$43,718	6.50%
Tier 1 Capital
(to average assets)	$143,275	18.30%	$31,250	4.00%	n/a	n/a	$39,063	5.00%

20. SUPPLEMENTAL CASH FLOW INFORMATION

The amount of Cash, cash equivalents and restricted cash as of June 30, 2019 and 2018 in the consolidated statements of cash flows is reconciled to the Company's consolidated balance sheets as follows:

	June 30,
	2019	2018
Cash and cash equivalents	$206,171	$324,805
Restricted cash	—	13,496
Total cash, cash equivalents and restricted cash	$206,171	$338,301

A summary of supplemental cash flow information for the six-month periods ending June 30, 2019 and 2018 is presented in the following table:

	Six Months Ended June 30,
	2019	2018
Cash paid during the period for:
Interest	$25,131	$18,779
Taxes	$2,949	$2,759
Non-cash investing and financing activities:
Contingent purchase price (future earn-out) associated with the Dunmore acquisition	$—	$3,800
Issuance of SPLP common units to purchase subsidiary shares from noncontrolling interests	$—	$3,159
Issuance of SPLP Preferred Units to purchase subsidiary shares from noncontrolling interests	$—	$3,812

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

The Corporate and Other segment consists of several consolidated subsidiaries, including Steel Services Ltd ("Steel Services"), equity method and other investments, and cash and cash equivalents. Its income or loss includes certain unallocated general corporate expenses. Steel Services has management services agreements with our consolidated subsidiaries and other related companies. Services provided include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. For additional information on these service agreements, see Note 17 - "Related Party Transactions" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

The Company's consolidated operating results for the three and six months ended June 30, 2019 and 2018 are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$414,203	$434,437	$801,256	$800,682
Cost of goods sold	278,930	299,258	545,691	561,119
Selling, general and administrative expenses	102,345	88,183	190,709	176,565
Asset impairment charges	190	—	190	—
Interest expense	10,955	9,590	21,763	17,699
Realized and unrealized (gains) losses on securities, net	(36,377)	11,824	(38,486)	25,613
All other expenses, net	15,290	6,008	29,317	9,588
Total costs and expenses	371,333	414,863	749,184	790,584
Income before income taxes and equity method investments	42,870	19,574	52,072	10,098
Income tax provision	14,718	7,606	17,679	8,936
Loss (income) of associated companies, net of taxes	7,118	(1,587)	(2,263)	(3,542)
Net income	21,034	13,555	36,656	4,704
Net loss (income) attributable to noncontrolling interests in consolidated entities	29	(513)	85	(740)
Net income attributable to common unitholders	$21,063	$13,042	$36,741	$3,964

Revenue

Revenue for the three months ended June 30, 2019 decreased $20,234, or 4.7%, as compared to the same period last year. Excluding a decrease in average silver prices in the Diversified Industrial segment of 0.5%, revenue decreased by 4.2%. The net revenue decrease of 4.2% was due to lower sales volume from our Diversified Industrial and Energy segments, partially offset by growth from the Financial Services segment.

Revenue for the six months ended June 30, 2019 increased $574, or 0.1%, as compared to the same period last year. Excluding growth from acquisitions of 1.4%, the unfavorable impact from changes in foreign currency exchange rates of 0.1%, and a decrease in silver prices in the Diversified Industrial segment of 0.5%, revenue decreased by 0.7%. The net revenue decrease of 0.7% was due to lower sales volume from our Diversified Industrial and Energy segments, partially offset by an increase from our Financial Services segment. The acquisition growth was due to the acquisitions of Dunmore Corporation in the U.S. and the share purchase of Dunmore Europe GmbH in Germany (collectively, "Dunmore") (February 2018).

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2019 decreased $20,328, or 6.8%, as compared to the same period last year, due to decreases in the Diversified Industrial and Energy segments. The decreases in the Diversified Industrial and Energy segments in the three months ended June 30, 2019 were primarily due to the lower sales volume.

Cost of goods sold for the six months ended June 30, 2019 decreased $15,428, or 2.7%, as compared to the same period last year, due to decreases in the Diversified Industrial and Energy segments. The decreases in the Diversified Industrial and Energy segments in the six months ended June 30, 2018 were primarily due to lower sales volume, partially offset by the Dunmore acquisition impact in the Diversified Industrial segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2019 increased $14,162, or 16.1%, as compared to the same period last year. The increase was primarily due to the expense associated with a recent legal settlement in the Corporate and Other segment and higher personnel expenses to support growth initiatives and increasing regulatory compliance in the Financial Services segment.

SG&A for the six months ended June 30, 2019 increased $14,144, or 8.0%, as compared to the same period last year, primarily due to the expense associated with a recent legal settlement in the Corporate and Other segment and higher personnel expenses to support growth initiatives and increasing regulatory compliance in the Financial Services segment, partially offset by decreases in the Diversified Industrial and Energy segments due primarily to lower sales volume, excluding the Dunmore acquisition impact.

Interest Expense

Interest expense for the three months ended June 30, 2019 increased $1,365, or 14.2%, as compared to the same period last year. The higher interest expense for the three months ended June 30, 2019 was primarily due to higher interest rates.

Interest expense for the six months ended June 30, 2019 increased $4,064, or 23.0%, as compared to the same period last year. The higher interest expense for the six months ended June 30, 2019 was primarily due to higher borrowing levels due to the Dunmore acquisition in February 2018 and higher interest rates.

Realized and Unrealized (Gains) Losses on Securities, Net

The Company recorded gains of $36,377 for the three months ended June 30, 2019, as compared to losses of $11,824 in 2018, and gains of $38,486 for the six months ended June 30, 2019, as compared to losses of $25,613 in 2018, primarily driven by mark-to-market adjustments on the Company's portfolio of securities.

All Other Expenses, Net

All other expenses, net increased $9,282 and $19,729 in the three and six months ended June 30, 2019, respectively, as compared to the same period of last year. The increases were primarily due to higher finance interest expense and higher provisions for loan losses, as compared to the prior periods.

Income Tax Provision

Income tax provisions of $14,718 and $7,606 were recorded for the three months ended June 30, 2019 and 2018, respectively, and tax provisions of $17,679 and $8,936 were recorded for the six months ended June 30, 2019 and 2018, respectively. As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. Provision has been made for federal, state, local or foreign income taxes on the results of operations generated by our consolidated subsidiaries that are taxable entities. The difference between the effective tax rate and statutory federal rate of 21% is principally due to changes in certain deferred tax valuation allowances, various permanent differences included in the provisions of our subsidiaries and partnership losses for which no tax benefit has been recorded.

Loss (Income) of Associated Companies, Net of Taxes

The loss (income) of associated companies, net of taxes for the three and six months ended June 30, 2019 increased (decreased) by $8,705 and $(1,279), respectively, as compared to the same periods of 2018. For the details of each of these investments and the related mark-to-market adjustments, see Note 8 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Segment Analysis

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Diversified industrial net sales	$328,537	$358,398	$640,698	$666,016
Energy net revenue	43,532	47,073	82,518	83,665
Financial services revenue	42,134	28,966	78,040	51,001
Total revenue	$414,203	$434,437	$801,256	$800,682
Income (loss) before interest expense and income taxes:
Diversified industrial	$15,606	$30,256	$29,391	$43,704
Energy	753	(1)	(578)	(4,604)
Financial services	14,138	13,080	27,164	21,610
Corporate and other	16,210	(12,584)	20,121	(29,371)
Income before interest expense and income taxes	46,707	30,751	76,098	31,339
Interest expense	10,955	9,590	21,763	17,699
Income tax provision	14,718	7,606	17,679	8,936
Net income	$21,034	$13,555	$36,656	$4,704
Loss (income) of associated companies, net of taxes:
Corporate and other	$7,118	$(1,587)	$(2,263)	$(3,542)
Total	$7,118	$(1,587)	$(2,263)	$(3,542)
Segment depreciation and amortization:
Diversified industrial	$13,296	$14,402	$26,254	$27,950
Energy	4,420	5,083	8,865	10,105
Financial services	101	101	199	201
Corporate and other	39	33	73	65
Total depreciation and amortization	$17,856	$19,619	$35,391	$38,321

During the first quarter of 2019, the Company changed the measurement methods used to determine reported segment profit or loss. The 2018 financial information has been recast to reflect these changes on a comparable basis. Accordingly, for the three months ended June 30, 2018, the Company reclassified interest expense from operating income (loss) from the Diversified Industrial, Energy, and Corporate and Other segments of $3,446, $176 and $5,967, respectively. For the six months ended June 30, 2018, the Company reclassified interest expense from operating income (loss) from the Diversified Industrial, Energy, and Corporate and Other segments of $6,212, $308 and $11,178, respectively to Interest expense. The Company also reclassified net investment losses of $1,027 and gains of $58 from the Energy segment to the Corporate and Other segment for the three months and six months ended June 30, 2018, respectively.

Diversified Industrial

Net sales for the three months ended June 30, 2019 decreased $29,861, or 8.3%, as compared to the same period in 2018. The change in net sales reflects a decrease of $2,212 as a result of lower average silver prices and a favorable impact from changes in foreign exchange rates of $252. Excluding the change in silver prices and foreign exchange rates, net sales decreased by approximately $27,901 primarily due to lower sales volume from the packaging business, joining materials business and electrical products business.

Segment operating income for the three months ended June 30, 2019 decreased $14,650 or 48.4%, as compared to the same period last year. Lower operating income was primarily driven by lower gross profit, as compared to the 2018 period, primarily due to lower sales volume from the packaging business, joining materials business and electrical products business, as well as unfavorable product mix.

Net sales for the six months ended June 30, 2019 decreased by $25,318, or 3.8%, as compared to the same period in 2018. The change in net sales reflects approximately $11,578 in incremental sales associated with the Dunmore acquisition, partially offset by $1,906 due to the unfavorable impact of foreign currency exchange rates and a decrease of $3,789 as a result of lower average silver prices. Excluding the acquisition impact, foreign currency exchange rates and change in silver prices, net sales decreased by approximately $31,201 primarily due to lower sales volume from the packaging business and joining materials business.

Segment operating income for the six months ended June 30, 2019 decreased by $14,313, or 32.7%, as compared to the same period in 2018. Lower operating income was driven by lower gross profit, as compared to the 2018 period, primarily due to lower sales volume from the packaging business, joining materials business and electrical products business, as well as unfavorable product mix. Excluding the Dunmore acquisition impact, SG&A was lower, primarily due to lower sales volume.

We continue to implement our facility consolidation plans and to adjust staffing levels in our packaging business; in our joining materials business, we are focusing both on our cost structure and new product development in light of recent volume declines.

Energy

Net revenue for the three months ended June 30, 2019 decreased $3,541, or 7.5%, for the three months ended June 30, 2019, as compared to the same period of 2018. The decrease in net revenue was primarily due to the Company's exit from certain low margin energy operations during the second quarter.

Segment operating income for the three months ended June 30, 2019 increased $754, as compared to the same period of 2018, primarily due to higher gross profit. The increase in gross profit was primarily the result of an increase in gross profit margin despite lower sales volume for the three months ended June 30, 2019, as compared to the same period last year.

Net revenue for the six months ended June 30, 2019 decreased $1,147, or 1.4%, for the six months ended June 30, 2019, as compared to the same period of 2018. The decrease in net revenue was primarily due to the Company's exit from certain low margin operations, partially offset by an overall increase in the Company's energy business as the demand for services continues to improve in line with the increase in the North American oil & gas drilling rig count.

Segment operating loss for the six months ended June 30, 2019 decreased $4,026, as compared to the same period of 2018, primarily due to higher gross profit and lower SG&A. The increase in gross profit was primarily the result of the improved gross margin for the six months ended June 30, 2019, as compared to the same period last year.

Financial Services

Revenue for the three months ended June 30, 2019 increased $13,168, or 45.5%, and increased $27,039, or 53.0%, in the six months ended June 30, 2019, as compared to the same periods last year. The increases were due to higher interest income driven by larger outstanding loan receivable balances and increased volume in lending programs, as compared to the same periods of 2018.

Segment operating income for the three months ended June 30, 2019 increased $1,058, or 8.1%, as compared to the same period last year. The increase was due to the impact of higher revenue discussed above, partially offset by higher expenses. SG&A increased driven by higher personnel expenses to support growth initiatives and the continued expansion of WebBank's compliance and oversight group to meet increasing regulatory expectations. In addition, the provision for loan losses increased $8,510 and finance interest expense increased $1,869 for the three months ended June 30, 2019, as compared to the same period last year. The higher provision for loan losses was to support growth of consumer and small business loans held to maturity, and the higher finance interest expense was due to a larger deposit balance to support loan growth and an increase in interest rates.

Segment operating income for the six months ended June 30, 2019 increased $5,554, or 25.7%, as compared to the same period last year. The increase was due to the impact of higher revenue discussed above, partially offset by higher expenses. SG&A increased driven by higher personnel expenses to support growth initiatives and the continued expansion of WebBank's compliance and oversight group to meet increasing regulatory expectations. In addition, the provision for loan losses increased $14,162 and finance interest expense increased $4,015 for the six months ended June 30, 2019, as compared to the same period last year. The higher provision for loan losses was to support growth of consumer and small business loans held to maturity, and the higher finance interest expense was due to a larger deposit balance to support loan growth and an increase in interest rates.

Corporate and Other

Segment operating income was $16,210 and $20,121 for the three and six months ended June 30, 2019, respectively, as compared to losses of $12,584 and $29,371 for the same periods of 2018, respectively, primarily as a result of higher investment income offset by increased legal expense associated with a legal settlement in the 2019 periods.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$45,600	$(5,130)
Net cash used in investing activities	(195,664)	(239,782)
Net cash provided by financing activities	9,004	148,836
Net change for the period	$(141,060)	$(96,076)

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2019 was $45,600. Net income of $36,656 was impacted by certain non-cash items and a reduction of $21,307 relating to changes in operating assets and liabilities. The net increase in operating assets and liabilities was primarily due to an increase of $44,580 in trade and other receivables due to higher second quarter sales volume, as compared to the fourth quarter of 2018, an increase in inventories of $4,341 to support sales growth in the Diversified Industrial segment and an increase in prepaid expenses and other assets of $5,113, partially offset by a decrease of $10,072 in loans held for sale due to the timing of loan originations, which can vary significantly from period-to-period since these loans are typically sold after origination, and a net increase in accounts payable, accrued and other liabilities of $22,655.

Net cash used in operating activities for the six months ended June 30, 2018 was $5,130. Net income of $4,704 was impacted by certain non-cash items and a net increase of $75,588 relating to changes in certain operating assets and liabilities. The increase was primarily due to an increase of $48,256 in trade and other receivables due to higher second quarter sales volume, an increase of $22,153 in loans held for sale due to the timing of loan originations, which can vary significantly from period-to-period since these loans are typically sold after origination, as well as the level of activity at WebBank, an increase in inventories of $6,749 to support sales growth in the Diversified Industrial segment and an increase in prepaid expenses and other assets of $1,892, partially offset by a net increase in accounts payable, accrued and other liabilities of $3,462.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $195,664. Significant items included an increase in loan originations, net of collections of $106,523, primarily due to larger outstanding loan balances, net cash paid for the National Partners PFco, LLC ("National Partners") acquisition of $45,559, purchases of property, plant and equipment of $18,180, short position settlements of $14,611, as well as net purchases of investments of $11,094.

Net cash used in investing activities for the six months ended June 30, 2018 was $239,782. Significant items included purchases of property, plant and equipment of $21,979, an increase in loan originations, net of collections of $99,015, primarily due to larger outstanding loan balances, net cash paid primarily for the Dunmore acquisition of $67,123 and net purchases of investments of $56,013, including the Company's investments in Babcock & Wilcox Enterprises, Inc. shares ("BW"), partially offset by proceeds from the sales of assets of $3,910. The Company's investments in BW shares totaled $76,261 for the six months ended June 30, 2018.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $9,004. Significant items included a net increase in deposits of $39,820, partially offset by net revolver repayments of $22,120 and cash used to purchase the Company's common units of $6,721.

Net cash provided by financing activities for the six months ended June 30, 2018 was $148,836. Significant items included a net increase of revolver borrowings of $81,986, primarily due to the Dunmore acquisition, and a net increase in deposits of $85,644, partially offset by cash used to finalize the Handy & Harman Ltd. tender offer and purchase of WebFinancial Holding Corporation noncontrolling interests of $10,666 and cash used to purchase the Company's common units of $6,660.

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

The Company's senior secured revolving credit facility ("Credit Agreement") consists of a revolving credit facility in an aggregate principal amount not to exceed $500,000 and a $200,000 term loan with quarterly amortization equating to 5.0% per annum. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, as defined in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial covenants as of June 30, 2019. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire, with all amounts outstanding due and payable, on November 14, 2022.

The Holding Company and its operating businesses believe that they have access to adequate resources to meet their needs for normal operating costs, capital expenditures, pension payments, debt obligations and working capital for their existing business, as well as to fund its taxes, legal and environmental matters, for at least the next twelve months. These resources include cash and cash equivalents, investments, cash provided by operating activities and unused lines of credit. The Holding Company and its operating businesses' ability to satisfy their debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions or repurchase units under its common unit repurchase program will depend upon their future operating performance, which will be affected by prevailing economic conditions in the markets in which they operate, as well as financial, business and other factors, some of which are beyond their control. As indicated above, there can be no assurances that the Holding Company and its operating businesses will continue to have access to their lines of credit if their financial performance does not satisfy the financial covenants set forth in their respective financing agreements, which could also result in the acceleration of their debt obligations by their respective lenders, adversely affecting liquidity.

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

As of June 30, 2019, the Company's working capital was $152,301, as compared to working capital of $395,510 as of December 31, 2018. The decline in working capital during the six months ended June 30, 2019 was primarily due to an increase in retail depository accounts (current liabilities) to fund WebBank's operations, as opposed to the use of non-current brokered certificates of deposits. As of June 30, 2019, the availability under the Credit Agreement was approximately $51,300. During the first six months of 2019, capital expenditures were $18,180, as compared to $21,979 for the same period of 2018. The Company currently expects full year capital expenditures in the range of $39,000 to $47,000 in 2019, as compared to $47,085 in 2018. The Company and its subsidiaries have ongoing commitments, which include funding of the minimum requirements of its subsidiaries' pension plans. The Company expects to have required minimum contributions to its primary pension plans of $19,300 for the remainder of 2019, $35,600, $34,900, $37,600, $29,400 and $23,700 in 2020, 2021, 2022, 2023 and for the five years thereafter, respectively. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $171,440 and $242,088 in cash at the Federal Reserve Bank and in its Federal Funds account at its correspondent banks as of June 30, 2019 and December 31, 2018, respectively. WebBank had $35,000 in lines of credit from its correspondent banks as of both June 30, 2019 and December 31, 2018. WebBank had $62,244 and $71,345 available from the Federal Reserve discount window as of June 30, 2019 and December 31, 2018, respectively. Therefore, WebBank had a total of $268,684 and $348,433 in cash, lines of credit and access to the Federal Reserve Bank discount window as of June 30, 2019 and December 31, 2018, respectively, which represents approximately 29.1% and 40.0%, respectively, of WebBank's total assets.

There were no material changes in the Company's contractual obligations as of June 30, 2019, as compared to those reported in the Company's annual report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Risk

We have off-balance sheet risk related to certain financial instruments, including forward contracts and undisbursed loan commitments. For additional information regarding these arrangements, refer to Note 10 - "Financial Instruments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2019, as compared to those reported in our 2018 Form 10-K.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that as of June 30, 2019, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to Company management, including the Principal Executive Officer and the Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

The Company completed the acquisition of National Partners on April 1, 2019. The Company's management will exclude the operations of National Partners from its evaluation of, and conclusion on, the effectiveness of management's internal control over financial reporting as of December 31, 2019. This business represents approximately 0.1% of our total assets as of June 30, 2019, and approximately 2.6% of total revenue for the six months then ended. The Company's management will fully integrate the operations of National Partners into its assessment of the effectiveness of its internal control over financial reporting in 2020.
Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

The Company and its subsidiaries are parties to a variety of legal actions arising out of the normal course of business and otherwise. For further information regarding our legal proceedings, see the description of legal and environmental matters set forth in Note 16 - "Commitments and Contingencies" to the SPLP consolidated financial statements included in Part I of this Report and incorporated herein by reference.

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

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 through April 30, 2019	—	$—	—	910,823
May 1, 2019 through May 31, 2019	—	$—	—	910,823
June 1, 2019 through June 30, 2019	—	$—	—	910,823
Total	—		—

Item 6. Exhibits

Exhibit No.	Description

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 8, 2019	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ Douglas B. Woodworth
Douglas B. Woodworth
Chief Financial Officer
(Principal Accounting Officer)