Form 10-Q
period 2019-09-30
STEEL PARTNERS HOLDINGS L.P.
filed 2019-11-12
CIK 1452857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

The number of common units outstanding as of November 11, 2019 was 25,011,142.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(unaudited)
(in thousands, except common units)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$112,133	$334,884
Restricted cash	—	12,434
Marketable securities	1,097	1,439
Trade and other receivables - net of allowance for doubtful accounts of $2,890 and $2,885, respectively	235,340	209,543
Receivables from related parties	1,019	425
Loans receivable, including loans held for sale of $230,336 and $188,143, respectively, net	489,133	341,890
Inventories, net	160,709	158,850
Prepaid expenses and other current assets	40,407	32,826
Total current assets	1,039,838	1,092,291
Long-term loans receivable, net	200,721	164,375
Goodwill	149,624	183,945
Other intangible assets, net	167,133	183,541
Deferred tax assets	69,789	96,040
Other non-current assets	76,575	80,356
Property, plant and equipment, net	288,125	297,467
Operating lease right-of-use assets	42,402	—
Long-term investments	311,511	258,044
Total Assets	$2,345,718	$2,356,059
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$107,088	$106,261
Accrued liabilities	153,863	120,043
Financial instruments	—	12,434
Deposits	643,694	431,959
Payables to related parties	1,531	248
Short-term debt	4,678	3,094
Current portion of long-term debt	10,732	799
Current portion of preferred unit liability	38,898	—
Other current liabilities	30,320	21,943
Total current liabilities	990,804	696,781
Long-term deposits	54,211	279,352
Long-term debt	403,367	478,096
Preferred unit liability	144,805	180,340
Accrued pension liabilities	183,353	205,770
Deferred tax liabilities	3,108	2,225
Long-term operating lease liabilities	33,090	—
Other non-current liabilities	15,297	20,987
Total Liabilities	1,828,035	1,863,551
Commitments and Contingencies
Capital:
Partners' capital common units: 25,011,142 and 25,294,003 issued and outstanding (after deducting 12,647,864 and 12,142,528 units held in treasury, at cost of $198,781 and $192,060), respectively	693,908	666,031
Accumulated other comprehensive loss	(179,975)	(177,244)
Total Partners' Capital	513,933	488,787
Noncontrolling interests in consolidated entities	3,750	3,721
Total Capital	517,683	492,508
Total Liabilities and Capital	$2,345,718	$2,356,059

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Diversified industrial net sales	$306,382	$322,571	$947,080	$988,587
Energy net revenue	44,147	50,343	126,665	134,008
Financial services revenue	45,813	32,405	123,853	83,406
Total revenue	396,342	405,319	1,197,598	1,206,001
Costs and expenses:
Cost of goods sold	263,598	284,599	809,289	845,718
Selling, general and administrative expenses	82,309	89,135	273,018	265,700
Goodwill impairment charges	41,853	—	41,853	—
Asset impairment charges	725	—	915	—
Finance interest expense	4,568	2,889	12,693	6,999
Provision for loan losses	11,230	6,037	32,415	13,060
Interest expense	10,323	10,615	32,086	28,314
Realized and unrealized (gains) losses on securities, net	(30,234)	22,416	(68,720)	48,029
Other (income) expense, net	(795)	(2,686)	(788)	(4,231)
Total costs and expenses	383,577	413,005	1,132,761	1,203,589
Income (loss) before income taxes and equity method investments	12,765	(7,686)	64,837	2,412
Income tax provision	13,674	104	31,353	9,040
Loss (income) of associated companies, net of taxes	1,855	(1,599)	(408)	(5,141)
Net (loss) income	(2,764)	(6,191)	33,892	(1,487)
Net (income) loss attributable to noncontrolling interests in consolidated entities	(114)	96	(29)	(644)
Net (loss) income attributable to common unitholders	$(2,878)	$(6,095)	$33,863	$(2,131)
Net (loss) income per common unit - basic
Net (loss) income attributable to common unitholders	$(0.12)	$(0.23)	$1.36	$(0.08)
Net (loss) income per common unit - diluted
Net (loss) income attributable to common unitholders	$(0.12)	$(0.23)	$1.08	$(0.08)
Weighted-average number of common units outstanding - basic	25,011,142	26,020,617	24,947,814	26,143,056
Weighted-average number of common units outstanding - diluted	25,011,142	26,020,617	39,604,813	26,143,056

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(2,764)	$(6,191)	$33,892	$(1,487)
Other comprehensive income (loss), net of tax:
Gross unrealized gains (losses) on derivative financial instruments	71	(282)	164	18
Currency translation adjustments	(2,401)	(110)	(2,895)	(893)
Other comprehensive loss	(2,330)	(392)	(2,731)	(875)
Comprehensive (loss) income	(5,094)	(6,583)	31,161	(2,362)
Comprehensive (income) loss attributable to noncontrolling interests	(114)	91	(29)	(630)
Comprehensive (loss) income attributable to common unitholders	$(5,208)	$(6,492)	$31,132	$(2,992)

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2018	37,436,531	(12,142,528)	$(192,060)	$666,031	$(177,244)	$488,787	$3,721	$492,508
Net income (loss)	—	—	—	15,678	—	15,678	(56)	15,622
Unrealized gains on derivative financial instruments	—	—	—	—	518	518	—	518
Currency translation adjustments	—	—	—	—	1,303	1,303	—	1,303
Equity compensation - restricted units	170,000	—	—	164	—	164	—	164
Purchases of SPLP common units	—	(505,336)	(6,721)	(6,721)	—	(6,721)	—	(6,721)
Balance as of March 31, 2019	37,606,531	(12,647,864)	(198,781)	675,152	(175,423)	499,729	3,665	503,394
Net income (loss)	—	—	—	21,063	—	21,063	(29)	21,034
Unrealized losses on derivative financial instruments	—	—	—	—	(425)	(425)	—	(425)
Currency translation adjustments	—	—	—	—	(1,797)	(1,797)	—	(1,797)
Equity compensation - restricted units	52,475	—	—	227	—	227	—	227
Other, net	—	—	—	(22)	—	(22)	—	(22)
Balance as of June 30, 2019	37,659,006	(12,647,864)	(198,781)	696,420	(177,645)	518,775	3,636	522,411
Net (loss) income	—	—	—	(2,878)	—	(2,878)	114	(2,764)
Unrealized gains on derivative financial instruments	—	—	—	—	71	71	—	71
Currency translation adjustments	—	—	—	—	(2,401)	(2,401)	—	(2,401)
Equity compensation - restricted units	—	—	—	243	—	243	—	243
Other, net	—	—	—	123	—	123	—	123
Balance as of September 30, 2019	37,659,006	(12,647,864)	$(198,781)	$693,908	$(179,975)	$513,933	$3,750	$517,683

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2017 (as previously reported)	37,216,787	(10,868,367)	$(170,858)	$652,270	$(106,167)	$546,103	$20,933	$567,036
Adjustments (see Note 1)	—	—	—	(26,864)	—	(26,864)	—	(26,864)
Adjusted balance as of December 31, 2017	37,216,787	(10,868,367)	(170,858)	625,406	(106,167)	519,239	20,933	540,172
Net (loss) income	—	—	—	(9,078)	—	(9,078)	227	(8,851)
Cumulative effect of adopting ASU 2016-01 relating to net unrealized gains and losses on equity securities	—	—	—	91,078	(91,078)	—	—	—
Cumulative effect of adopting ASC 606 relating to revenue recognition	—	—	—	1,034	—	1,034	—	1,034
Unrealized gains on derivative financial instruments	—	—	—	—	170	170	15	185
Currency translation adjustments	—	—	—	—	3,098	3,098	206	3,304
Equity compensation - restricted units	—	—	—	149	—	149	—	149
Purchases of SPLP common units	—	(184,277)	(3,595)	(3,595)	—	(3,595)	—	(3,595)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	(740)	—	(740)	339	(401)
Other, net	—	—	—	(286)	—	(286)	—	(286)
Balance as of March 31, 2018	37,216,787	(11,052,644)	(174,453)	703,968	(193,977)	509,991	21,720	531,711
Net income	—	—	—	13,042	—	13,042	513	13,555
Unrealized gains on derivative financial instruments	—	—	—	—	104	104	11	115
Currency translation adjustments	—	—	—	—	(3,841)	(3,841)	(246)	(4,087)
Equity compensation - restricted units	22,351	—	—	221	—	221	—	221
Units issued in the acquisition of WFHC noncontrolling interests	185,407	—	—	3,159	—	3,159	—	3,159
Purchases of SPLP common units	—	(179,438)	(3,065)	(3,065)	—	(3,065)	—	(3,065)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	2,541	(575)	1,966	(15,244)	(13,278)
Other, net	—	—	—	104	5	109	(5)	104
Balance as of June 30, 2018	37,424,545	(11,232,082)	(177,518)	719,970	(198,284)	521,686	6,749	528,435
Net loss	—	—	—	(6,095)	—	(6,095)	(96)	(6,191)
Unrealized losses on derivative financial instruments	—	—	—	—	(282)	(282)	—	(282)
Currency translation adjustments	—	—	—	—	(110)	(110)	—	(110)
Equity compensation - restricted units	—	—	—	137	—	137	—	137
Purchases of SPLP common units	—	(410,062)	(6,978)	(6,978)	—	(6,978)	—	(6,978)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	(1,172)	(458)	(1,630)	(5,741)	(7,371)
Other, net	—	—	—	(35)	(5)	(40)	5	(35)
Balance as of September 30, 2018	37,424,545	(11,642,144)	$(184,496)	$705,827	$(199,139)	$506,688	$917	$507,605

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$33,892	$(1,487)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	32,415	13,060
Income of associated companies, net of taxes	(408)	(5,141)
Realized and unrealized (gains) losses on securities, net	(68,720)	48,029
Derivative gains on economic interests in loans	(10,746)	(11,088)
Deferred income taxes	27,197	3,375
Depreciation and amortization	53,755	59,932
Non-cash lease expense	8,594	—
Equity-based compensation	634	507
Goodwill impairment charges	41,853	—
Other	2,761	3,959
Net change in operating assets and liabilities:
Trade and other receivables	(26,567)	(28,771)
Inventories	(2,070)	(12,582)
Prepaid expenses and other assets	(2,713)	578
Accounts payable, accrued and other liabilities	6,816	(8,965)
Net increase in loans held for sale	(42,193)	(23,740)
Net cash provided by operating activities	54,500	37,666
Cash flows from investing activities:
Purchases of investments	(79,731)	(131,007)
Proceeds from sales of investments	25,951	46,027
Proceeds from maturities of investments	73,745	29,792
Loan originations, net of collections	(136,614)	(155,244)
Purchases of property, plant and equipment	(29,108)	(33,597)
Proceeds from sales of assets	267	4,677
Settlement of short positions, net	(14,611)	—
Acquisitions, net of cash acquired	(45,559)	(68,315)
Other	—	695
Net cash used in investing activities	(205,660)	(306,972)
Cash flows from financing activities:
Net revolver (repayments) borrowings	(58,173)	67,569
Net repayments of term loans	(5,225)	(1,371)
Proceeds from equipment lease financing	—	791
Purchases of the Company's common units	(6,721)	(13,638)
Purchase of subsidiary shares from noncontrolling interests	—	(18,068)
Deferred finance charges	(815)	(1,054)
Net (decrease) increase in deposits	(13,407)	105,098
Other	—	(429)
Net cash (used in) provided by financing activities	(84,341)	138,898
Net change for the period	(235,501)	(130,408)
Effect of exchange rate changes on cash and cash equivalents	316	(496)
Cash, cash equivalents and restricted cash at beginning of period	347,318	434,384
Cash, cash equivalents and restricted cash at end of period	$112,133	$303,480

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

Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2019 and for the three and nine month periods ended September 30, 2019 and 2018, which have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods, include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected herein. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2018, from which the consolidated balance sheet as of December 31, 2018 has been derived.

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

During the second quarter of 2019, the Company became aware of a misstatement related to its January 2015 sale of Arlon, LLC, whereby the tax basis of Arlon, LLC at the time of sale was calculated incorrectly. The misstatement was discovered in connection with an Internal Revenue Service ("IRS") examination of the Company's 2015 income tax filing. The accompanying consolidated statements of changes in capital have been adjusted to decrease the opening balance of Partners' capital as of December 31, 2017 by $26,864, with a corresponding increase to Accrued liabilities at December 31, 2018. The adjustment includes the IRS' expected assessment for this matter, as well as associated state taxes and interest. The Company also recorded related interest expense within our Income tax provision of $1,456 as an out-of-period adjustment in the accompanying consolidated statement of income for the nine months ended September 30, 2019. During the third quarter of 2019, following additional discussions with the IRS related to this matter, the Company reduced its Accrued liabilities by $4,294 with a corresponding adjustment to reduce the income tax provision by this amount. The Company continues to discuss this matter with the IRS. The accompanying footnotes affected by the correction of this misstatement have been revised, and the correction of this misstatement had no effect on the Company's consolidated statements of cash flows.

During the first quarter of 2018, the Company corrected an out-of-period misstatement related to the increase in the fair value of the Company's investment in Steel Connect, Inc. ("STCN") preferred stock for the period from December 15, 2017 to December 31, 2017. Had this correction been recorded as of December 31, 2017, Income of associated companies, net of taxes and Net loss for the nine months ended September 30, 2018 would have been changed to losses of $6,067 and $12,695, respectively.

Adoption of New Accounting Standards

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new standard simplifies subsequent measurements of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, entities will perform their interim or annual goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge based on the amount that the carrying amount exceeds the reporting unit's fair value. The loss recognized should not exceed the total goodwill allocated to the reporting unit. The Company has elected to early adopt this standard as of January 1, 2019. The new standard did not have a material impact on the Company's consolidated financial statements upon adoption, although during the three months ended September 30, 2019, the goodwill of the Company's packaging business was fully impaired. See Note 7 - "Goodwill and Other Intangible Assets, Net" for further discussion.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 provides entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, that are within the scope of Subtopic 326-20, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. The new standards were to be effective for the Company's 2020 fiscal year with early adoption permitted for all entities in fiscal years beginning after December 15, 2018. On October 16, 2019, the FASB voted to issue a final ASU that would amend the effective date of Topic 326 for smaller reporting companies until January 1, 2023. A company's determination about whether it is eligible to be a smaller reporting company would be based on its most recent filing determination in accordance with SEC regulations as of the date the final ASU becomes final. The Company currently meets the SEC definition of a smaller reporting company and believes it will do so as of the date the ASU becomes final. Therefore, the Company believes it will not be required to adopt Topic 326 until January 1, 2023. The Company is currently evaluating the potential impact of this new guidance; however, it expects that it could have a significant impact on the Company's allowance for loan losses ("ALLL").

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

The following table presents the Company's revenues disaggregated by geography for the three and nine months ended September 30, 2019 and 2018. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$359,534	$353,953	$1,079,273	$1,036,473
Foreign (a)	36,808	51,366	118,325	169,528
Total revenue	$396,342	$405,319	$1,197,598	$1,206,001

(a)	Foreign revenues are primarily related to the Company's API Group plc ("API") and Dunmore Europe GmbH businesses, which are domiciled in the United Kingdom and Germany, respectively.

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections result in billed trade receivables, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheets. As of September 30, 2019 and December 31, 2018, the contract asset balance was $9,142 and $8,969, respectively.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts that are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheets, based on the timing of when the Company expects to recognize revenue. As of September 30, 2019 and December 31, 2018, the contract liability was $4,381 and $5,900, respectively. The decrease in the nine months ended September 30, 2019 was primarily due to deferral of revenue of $14,940 offset by the recognition of $14,962 of unearned revenue.

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

The components of lease cost are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$2,799	$9,466
Short-term lease cost	$126	$657

Finance lease cost:
Amortization of right-of-use assets	$336	$856
Interest on lease liabilities	97	225
Total finance lease cost	$433	$1,081

Supplemental cash flow information related to leases is as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,832
Operating cash flows from finance leases	$225
Financing cash flows from finance leases	$1,089
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,301
Finance leases	$3,817

Supplemental balance sheet information related to leases is as follows:

	September 30, 2019	Location on Consolidated Balance Sheet
Operating leases
Operating lease right-of-use assets	$42,402	Operating lease right-of-use assets

Current operating lease liabilities	$10,231	Other current liabilities
Non-current operating lease liabilities	33,090	Long-term operating lease liabilities
Total operating lease liabilities	$43,321

Finance leases
Finance lease assets	$9,622	Property, plant and equipment, net

Current finance lease liabilities	$1,721	Other current liabilities
Non-current finance lease liabilities	7,273	Other non-current liabilities
Total finance lease liabilities	$8,994

Weighted-average remaining lease term
Operating leases	8.10 years
Finance leases	5.39 years
Weighted-average discount rate
Operating leases	4.60%
Finance leases	4.20%

Future minimum operating lease obligations prior to the adoption of Topic 842, as of December 31, 2018, were as follows:

Payments Due by Period	Amount
2019	$14,280
2020	11,131
2021	8,975
2022	6,174
2023	3,863
Thereafter	17,867
Total	$62,290

Maturities of lease liabilities after the adoption of Topic 842, as of September 30, 2019, are as follows:

	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 30, 2019)	$4,066	$523
2020	13,249	1,985
2021	9,483	1,902
2022	7,418	1,781
2023	5,182	1,754
Thereafter	16,785	2,067
Total lease payments	56,183	10,012

Present value of current lease liabilities	10,231	1,721
Present value of long-term lease liabilities	33,090	7,273
Total present value of lease liabilities	43,321	8,994

Difference between undiscounted cash flows and discounted cash flows	$12,862	$1,018

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

National Partners is included with WebBank in the Company's Financial Services segment. In connection with the acquisition, the Company recorded receivables, other intangible assets and goodwill associated with the acquisition, totaling approximately $37,195, $2,230 and $6,515, respectively, as well as other assets and liabilities. Other intangible assets consist of agent relationships of $1,800 and trade names of $430. The goodwill from the acquisition consists largely of the synergies expected from combining the operations of the two businesses. The goodwill of $6,515 is expected to be deductible for income tax purposes. The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities.

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

On February 16, 2018, the Company completed the acquisition of certain assets and liabilities of Dunmore Corporation in the U.S. and the share purchase of Dunmore Europe GmbH in Germany (collectively, "Dunmore"). Dunmore manufactures and distributes coated, laminated and metallized films for engineered applications in the imaging, aerospace, insulation and solar photo-voltaic markets and also provides products for custom and special applications. Dunmore reports into the Company's packaging business in its Diversified Industrial segment. The Dunmore purchase price of $69,604 included assumed debt and is subject to an earn-out based on earnings during the period from January 1, 2018 through December 31, 2019, as provided in the purchase agreement. In no case will the purchase price, including the potential earn-out, exceed $80,000. During the three months ended September 30, 2019, the Company recorded a reduction of $3,500 to the amount of the initial estimated earn-out liability, with a related reduction of expense in the consolidated statements of operations. In connection with the Dunmore acquisition, the Company had recorded inventories, property, plant and equipment, other intangible assets and goodwill totaling approximately $7,700, $30,600, $17,300 and $15,409, respectively, as well as other assets and liabilities. Other intangible assets consist of customer relationships of $10,100, trade names of $3,300, developed technology of $3,300 and customer order backlog of $600. The expected useful lives are 15 years for customer relationships, indefinite for trade names and 10 years for developed technology. The customer order backlog was amortized based on the expected period over which the orders were fulfilled of four months. The goodwill from the Dunmore acquisition consists largely of the synergies expected from combining the operations of Dunmore and the Company's existing packaging business. The goodwill assigned to Dunmore Corporation of $7,126 is expected to be deductible for income tax purposes, while the goodwill assigned to Dunmore Europe GmbH of $8,283 is not tax deductible. During the three months ended September 30, 2019, the goodwill of the Company's packaging business, including the goodwill of Dunmore, was fully impaired. See Note 7 - "Goodwill and Other Intangible Assets, Net" for further discussion.

5. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classifications of loans receivable, including loans held for sale, held by WebBank, as of September 30, 2019 and December 31, 2018 are as follows:

	Total				Current		Non-current
	September 30, 2019%		December 31, 2018%		September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Loans held for sale	$230,336		$188,143		$230,336	$188,143	$—	$—

Commercial real estate loans	$612	—%	$632	—%	—	—	612	632
Commercial and industrial	202,965	41%	146,758	44%	178,175	81,507	24,790	65,251
Consumer loans	289,845	59%	188,391	56%	114,526	89,899	175,319	98,492
Total loans	493,422	100%	335,781	100%	292,701	171,406	200,721	164,375
Less:
Allowance for loan losses	(33,904)		(17,659)		(33,904)	(17,659)	—	—
Total loans receivable, net	$459,518		$318,122		258,797	153,747	200,721	164,375
Loans receivable, including loans held for sale (a)					$489,133	$341,890	$200,721	$164,375

(a)	The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities.

Loans with a carrying value of approximately $31,158 and $56,581 were pledged as collateral for potential borrowings as of September 30, 2019 and December 31, 2018, respectively. WebBank serviced $2,913 and $3,044 in loans for others as of September 30, 2019 and December 31, 2018, respectively.

WebBank sold loans classified as loans held for sale of $17,710,442 and $14,929,832 during the nine months ended September 30, 2019 and 2018, respectively. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of consumer and small business loans. Amounts added to loans held for sale during the nine months ended September 30, 2019 and 2018 were $17,752,636 and $14,953,571, respectively.

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

6. INVENTORIES, NET

A summary of Inventories, net is as follows:

	September 30, 2019	December 31, 2018
Finished products	$51,979	$55,723
In-process	30,582	25,392
Raw materials	57,666	58,569
Fine and fabricated precious metal in various stages of completion	23,305	20,790
	163,532	160,474
LIFO reserve	(2,823)	(1,624)
Total	$160,709	$158,850

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

The Company obtains certain precious metals under a fee consignment agreement with the Bank of Nova Scotia ("ScotiaBank"). As of September 30, 2019 and December 31, 2018, the Company had approximately $7,400 and $6,700, respectively, of silver under consignment with ScotiaBank, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount included in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

	September 30, 2019	December 31, 2018
Supplemental inventory information:
Precious metals stated at LIFO cost	$8,414	$9,538
Precious metals stated under non-LIFO cost methods	$12,068	$9,628
Market value per ounce:
Silver	$17.59	$15.51
Gold	$1,502.33	$1,281.65
Palladium	$1,674.61	$1,263.00

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying amount of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Financial Services	Corporate and Other	Total
Balance as of December 31, 2018
Gross goodwill	$205,765	$67,143	$—	$81	$272,989
Accumulated impairments	(24,254)	(64,790)	—	—	(89,044)
Net goodwill	181,511	2,353	—	81	183,945
Acquisitions (a), (b)	2,403	—	6,515	—	8,918
Impairments (c)	(41,853)	—	—	—	(41,853)
Currency translation adjustments	(1,386)	—	—	—	(1,386)
Balance as of September 30, 2019
Gross goodwill	206,782	67,143	6,515	81	280,521
Accumulated impairments	(66,107)	(64,790)	—	—	(130,897)
Net goodwill	$140,675	$2,353	$6,515	$81	$149,624

(a)	Diversified Industrial - Purchase price adjustments related to the 2018 Dunmore acquisition. See Note 4 - "Acquisitions" for additional information.

(b)	Financial Services - Goodwill related to the National Partners acquisition. See Note 4 - "Acquisitions" for additional information.

(c)
As a result of declines in customer demand and in the performance of the packaging business, which includes the operations of API and Dunmore, the Company determined that it was more likely than not that the fair value of the packaging business was below its carrying amount as of September 30, 2019. Accordingly, the Company performed an assessment using a discounted cash flow method with consideration of market comparisons, and determined that the fair value of the packaging business was less than its carrying amount. The Company fully impaired the packaging business' goodwill, included in the Diversified Industrial segment, as of September 30, 2019 and recorded a $41,853 charge in Goodwill impairment charges in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2019.

A summary of Other intangible assets, net is as follows:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$219,363	$106,828	$112,535	$220,709	$95,796	$124,913
Trademarks, trade names and brand names	55,217	19,556	35,661	54,950	17,923	37,027
Developed technology, patents and patent applications	31,883	16,234	15,649	31,743	14,435	17,308
Other	17,961	14,673	3,288	17,884	13,591	4,293
Total	$324,424	$157,291	$167,133	$325,286	$141,745	$183,541

Trademarks with indefinite lives as of both September 30, 2019 and December 31, 2018 were $11,320. Amortization expense related to intangible assets was $5,644 and $7,591 for the three months ended September 30, 2019 and 2018, respectively, and $16,748 and $22,764 for the nine months ended September 30, 2019 and 2018, respectively.

During the three months ended September 30, 2019, as a result of declines in market conditions and customer demand at API, the Company performed a recoverability test as of September 30, 2019 to determine if the carrying amount of API's long-lived and other intangible assets were recoverable based on their undiscounted cash flows over their future service potential. The testing performed indicated that the undiscounted cash flows exceeded the carrying amount of these assets and were therefore recoverable as of September 30, 2019. Further declines in market conditions, customer demand or other potential changes in operations at API in future periods may increase the risk that API's long-lived and other intangible assets, totaling approximately $47,758 in aggregate as of September 30, 2019, are not recoverable and may potentially be impaired.

8. INVESTMENTS

Short-Term Investments

The Company's short-term investments primarily consist of its marketable securities portfolio. The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investments. The investments are carried at fair value and totaled $1,097 and $1,439 as of September 30, 2019 and December 31, 2018, respectively. Unrealized gains (losses) on short-term investments for the three months ended September 30, 2019 and 2018 totaled $(342) and $(778), respectively, and for the nine months ended September 30, 2019 and 2018 totaled $(342) and $(13,338), respectively.

Realized Gains (Losses) on Investments

Proceeds from sales of equity securities were $25,400 and $0 in the three months ended September 30, 2019 and 2018, respectively, and $25,400 and $46,027 in the nine months ended September 30, 2019 and 2018, respectively. The Company determines gains and losses from sales of equity securities based on specific identification of the securities sold. Gross realized gains and losses from sales of equity securities, which are reported as a component of Realized and unrealized (gains) losses on securities, net in the Company's consolidated statements of operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross realized gains	$13,687	$—	$13,687	$16,090
Gross realized losses	(7,996)	—	(7,996)	(5,129)
Realized gains, net	$5,691	$—	$5,691	$10,961

Long-Term Investments

The following table summarizes the Company's long-term investments as of September 30, 2019 and December 31, 2018.

	Ownership %		Long-Term Investments Balance		(Income) Loss Recorded in the Consolidated Statements of Operations
					Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	2019	2018	2019	2018
Corporate securities (a), (d)			$213,340	$159,841	$(24,885)	$21,638	$(63,371)	$45,652
Collateralized debt securities			1,251	1,958	$—	$—	$—	$—
STCN convertible notes (b), (e)			13,191	14,943	$246	$—	$1,752	$42
STCN preferred stock (c), (e)			41,538	39,420	$456	$(2,424)	$(1,612)	$(10,700)
Equity method investments: (e)
Carried at fair value:
STCN common stock	29.4%	29.6%	31,819	31,457	$1,128	$486	$(346)	$5,835
Aviat Networks, Inc. ("Aviat")	12.5%	12.4%	9,149	8,881	$25	$131	$(202)	$(571)
Other	43.8%	43.8%	1,223	1,223	$—	$—	$—	$—
Long-term investments carried at fair value			311,511	257,723
Other equity method investments			—	321	$—	$209	$—	$253
Total			$311,511	$258,044

(a)
Cost basis totaled $88,165 and $98,037 as of September 30, 2019 and December 31, 2018, respectively, and gross unrealized gains totaled $125,175 and $61,804 as of September 30, 2019 and December 31, 2018, respectively.

(b)
Represents investment in STCN convertible notes. The convertible notes outstanding as of December 31, 2018 matured on March 1, 2019. The Company entered into a new convertible note with STCN ("New Note") on February 28, 2019, which matures on March 1, 2024. The cost basis of the New Note totaled $14,943 as of September 30, 2019 and the gross unrealized loss was $1,752 as of September 30, 2019. The New Note is convertible into shares of STCN's common stock at an initial conversion rate of 421.2655 shares of common stock per $1,000 principal amount of the New Note (which is equivalent to an initial conversion price of approximately $2.37 per share), subject to adjustment upon the occurrence of certain events. The cost basis of the Company's prior investment was $13,262 as of December 31, 2018 and gross unrealized gains totaled $1,681 as of December 31, 2018. Changes in fair value are recorded in the Company's consolidated statements of operations as the Company elected the fair value option to account for this investment. The New Notes, if converted as of September 30, 2019, when combined with STCN common and preferred shares, also if converted, owned by the Company, would result in the Company having a direct interest of approximately 49.2% of STCN's outstanding shares.

(c)
Represents investment in shares of STCN preferred stock with a cost basis of $35,508. Each share of preferred stock can be converted into shares of STCN's common stock at an initial conversion price equal to $1.96 per share, subject to adjustment upon the occurrence of certain events. Changes in fair value are recorded in the Company's consolidated statements of operations as the Company elected the fair value option to account for this investment.

(d)	(Income) loss from these investments is included in Realized and unrealized (gains) losses on securities, net in the consolidated statements of operations.

(e)	(Income) loss from these investments is included in Loss (income) of associated companies, net of taxes in the consolidated statements of operations.

The amount of unrealized gains (losses) for the three and nine months ended September 30, 2019 and 2018 that relate to equity securities still held as of September 30, 2019 and 2018, respectively, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net gains (losses) recognized during the period on equity securities	$30,234	$(22,416)	$68,720	$(48,029)
Less: Net gains recognized during the period on equity securities sold during the period	5,691	—	5,691	10,961
Unrealized gains (losses) recognized during the period on equity securities still held at the end of the period	$24,543	$(22,416)	$63,029	$(58,990)

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

The following summary balance sheet amounts are for STCN as of July 31, 2019 and July 31, 2018, respectively, and the statement of income amounts are for the three and nine months ended July 31, 2019 and 2018, respectively, which are both STCN's nearest corresponding fiscal quarters to the Company's fiscal quarters ended September 30, 2019 and 2018:

(Unaudited)	2019	2018
Summary of balance sheet amounts:
Current assets	$213,324	$264,281
Non-current assets	518,239	562,769
Total assets	$731,563	$827,050

Current liabilities	$256,850	$290,612
Non-current liabilities	386,835	393,618
Total liabilities	643,685	684,230
Contingently redeemable preferred stock	35,186	35,192
Equity	52,692	107,628
Total liabilities and equity	$731,563	$827,050

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2019	2018	2019	2018
Summary operating results: (a)
Net revenue	$204,471	$195,077	$604,697	$542,736
Gross profit	$37,126	$37,357	$111,530	$92,185
Net (loss) income (a)	$(37,982)	$(7,533)	$(59,362)	$41,952

(a)	Net income in the 2018 period was favorably impacted by an income tax benefit related to STCN's acquisition of IWCO in December 2017.

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

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value	Carrying Value
Collateralized securities	$44,152	$69	$44,221	$44,152

Contractual maturities within:
One year to five years				31,929
Five years to ten years				10,588
After ten years				1,635
Total				$44,152

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value	Carrying Value
Collateralized securities	$48,005	$(119)	$47,886	$48,005

Contractual maturities within:
One year to five years				22,866
Five years to ten years				23,189
After ten years				1,950
Total				$48,005

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

9. DEBT

Debt consists of the following:

	September 30, 2019	December 31, 2018
Short term debt:
Foreign	$4,678	$3,094
Short-term debt	4,678	3,094
Long-term debt:
Credit Agreement	408,236	472,495
Other debt - foreign	603	796
Other debt - domestic	5,260	5,604
Subtotal	414,099	478,895
Less: portion due within one year	10,732	799
Long-term debt	403,367	478,096
Total debt	$418,777	$481,989

Long-term debt as of September 30, 2019 matures in each of the next five years as follows:

	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt (a)	$414,099	$2,951	$14,234	$10,106	$386,808	$—	$—

(a)	As of September 30, 2019, long term debt of $10,732 is expected to mature over the following twelve months.

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

Accordingly, as of September 30, 2019, the Company's Credit Agreement includes a revolving credit facility in an aggregate principal amount not to exceed $500,000 and a $200,000 term loan. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank, and includes a $55,000 subfacility for swing line loans and a $50,000 subfacility for standby letters of credit. Borrowings under the Credit Agreement bear interest, at the Company's option, at annual rates of either the Base Rate or the Euro-Rate, as defined, plus an applicable margin as set forth in the Credit Agreement (1.50% and 2.50%, respectively, for Base Rate and Euro-Rate borrowings as of September 30, 2019), and the Credit Agreement provides for a commitment fee to be paid on unused borrowings. The weighted-average interest rate on the Credit Agreement was 4.65% as of September 30, 2019. As of September 30, 2019, letters of credit totaling $10,096 had been issued under the Credit Agreement, including $2,795 of the letters of credit guaranteeing various insurance activities, and $7,301 for environmental and other matters. The Credit Agreement permits SPLP, the parent, to fund the dividends on its preferred units and its routine corporate expenses. The Company's total availability under the Credit Agreement, which is based upon earnings and certain covenants as described in the Credit Agreement, was approximately $108,900 as of September 30, 2019.

On November 14, 2022, the Credit Agreement will expire and all outstanding amounts will be due and payable. The Credit Agreement is guaranteed by substantially all existing and thereafter acquired assets of the borrowers and the guarantors, as defined in the agreement, and a pledge of all of the issued and outstanding shares of capital stock of each of the borrowers' and guarantors' subsidiaries, and is fully guaranteed by the guarantors. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, as defined. The Company was in compliance with all financial covenants as of September 30, 2019.

10. FINANCIAL INSTRUMENTS

As of September 30, 2019 and December 31, 2018, financial instrument liabilities and related restricted cash consisted of $0 and $12,434, respectively, related to short sales of corporate securities. Year-to-date activity is summarized below for financial instrument liabilities and related restricted cash:

	September 30,
	2019	2018
Balance, beginning of period	$12,434	$15,629
Settlement of short sales of corporate securities	(14,611)	(3,100)
Short sales of corporate securities	—	26
Net investment losses	2,177	1,909
Balance, end of period	$—	$14,464

Short Sales of Corporate Securities

From time to time, the Company enters into short sale transactions on certain corporate securities in which it receives proceeds from the sale of such securities and incurs obligations to deliver such securities at a later date. Upon initially entering into such short sale transactions, the Company recognizes a liability equal to the fair value of the obligation, with a comparable amount of cash and cash equivalents reclassified as restricted cash. Subsequent changes in the fair value of such obligations, determined based on the closing market price of the securities, are recognized as gains or losses in the consolidated statements of operations, with a comparable adjustment made between unrestricted and restricted cash. During the nine months ended September 30, 2019, the Company settled its short positions.

Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts to hedge certain of its receivables and payables denominated in other currencies. In addition, the Company enters into foreign currency forward contracts to hedge the value of certain of its future sales denominated in Euros and the value of certain of its future purchases denominated in USD. These hedges are associated with certain of the Company's operations located in the United Kingdom and have settlement dates ranging through December 2019. The forward contracts that are used to hedge the risk of foreign exchange movement on its receivables and payables are accounted for as economic hedges. As of September 30, 2019, there were contracts in place to buy Sterling and sell Euros in the amount of €13,125. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net changes in fair value of the derivative assets and liabilities are recognized in the Company's consolidated statements of operations. The forward contracts that are used to hedge the value of the Company's future sales and purchases are accounted for as cash flow hedges. As of September 30, 2019, there were contracts in place to hedge the value of future sales denominated in Euros in the amount of €3,100. These hedges are fully effective, and, accordingly, the changes in fair value are recorded in AOCI and, at maturity, any gain or loss on the forward contract is reclassified from AOCI into the Company's consolidated statements of operations. There were no contracts in place as of September 30, 2019 to hedge future purchases denominated in USD.

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 15 - "Fair Value Measurements"). As of September 30, 2019, outstanding derivatives mature within 3 to 5 years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

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

As of September 30, 2019, the Company had the following outstanding forward contracts with settlement dates through October 2019. There were no futures contracts outstanding as of September 30, 2019.

Commodity	Amount	Notional Value
Silver	318,757 ounces	$5,722
Gold	1,889 ounces	$2,849
Palladium	472 ounces	$773
Copper	275,000 pounds	$696
Tin	15 metric tons	$245

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets are as follows:

	Fair Value of Derivative Assets (Liabilities)
	September 30, 2019		December 31, 2018
	Location on Consolidated Balance Sheet	Fair Value	Location on Consolidated Balance Sheet	Fair Value
Derivatives designated as ASC 815 hedges
Foreign exchange contracts	Prepaid and other current assets	$52	Accrued liabilities	$(95)
Commodity contracts	Accrued liabilities	$(10)	Accrued liabilities	$(14)

Derivatives not designated as ASC 815 hedges
Foreign exchange contracts	Prepaid and other current assets	$192	Accrued liabilities	$(81)
Commodity contracts	Prepaid and other current assets	$106	Accrued liabilities	$(145)
Economic interests in loans	Other non-current assets	$18,162	Other non-current assets	$17,156

The effect of cash flow hedge accounting for foreign currency forward contracts on AOCI for the three and nine months ended September 30, 2019 and 2018 is as follows:

Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income		Amount of Gain (Loss) Recognized in AOCI on Derivatives		Total Change in AOCI for the Period
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Diversified industrial net sales	$—	$70	$71	$(212)	$71	$(282)

	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Diversified industrial net sales	$106	$131	$270	$149	$164	$18

The effects of fair value and cash flow hedge accounting on the consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 are not material.

The effects of derivatives not designated as ASC 815 hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 are as follows:

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Foreign exchange forward contracts	Other income (expense), net	$55	$674	$(82)	$1,265
Commodity contracts	Other income (expense), net	(745)	49	(1,181)	92
Economic interests in loans	Financial services revenue	4,069	3,676	10,746	11,040
Call options	Other income (expense), net	—	—	—	250
Put options	Other income (expense), net	—	—	—	(3)
Total		$3,379	$4,399	$9,483	$12,644

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

As of September 30, 2019 and December 31, 2018, WebBank's undisbursed loan commitments totaled $114,864 and $130,697, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest cost	$5,529	$5,158	$16,473	$15,887
Expected return on plan assets	(6,100)	(6,965)	(18,332)	(20,992)
Amortization of actuarial loss	2,738	2,116	7,768	7,194
Total	$2,167	$309	$5,909	$2,089

Pension expense is included in Selling, general and administrative expenses in the consolidated statements of operations. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. The Company's expected future minimum pension contributions to its significant pension plans are $6,600 for the remainder of 2019, and $35,600, $34,900, $37,600, $29,400 and $23,700 in 2020, 2021, 2022, 2023 and for the five years thereafter, respectively.

12. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of September 30, 2019, the Company had 25,011,142 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

The Board of Directors of SPH GP has approved the repurchase of up to an aggregate of 3,000,000 of the Company's common units ("Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. During the first nine months of 2019, the Company purchased 505,336 units for an aggregate price of approximately $6,721.

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

Preferred Units

The Company's 6.0% Series A preferred units, no par value ("SPLP Preferred Units") entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared cash distributions of approximately $8,918 and $8,800 to preferred unitholders for the nine months ended September 30, 2019 and 2018, respectively. The SPLP Preferred Units have a term of nine years and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption. In addition, the holders can require the Company to repurchase up to 1,600,000 of the SPLP Preferred Units, in cash on a pro rata basis, upon the third anniversary of the original issuance date of February 7, 2017, reduced by any preferred units called for redemption by the Company, in cash on a pro rata basis, prior to that time. This contingent redemption of preferred units in February 2020 comprises the Current portion of preferred unit liability on the Company's consolidated balance sheet as of September 30, 2019.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as liabilities, including accrued interest expense, on the Company's consolidated balance sheets because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as liabilities, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of operations. As of September 30, 2019, there were 7,927,288 SPLP Preferred Units outstanding.

Purchase of Noncontrolling Interest

During 2018, the Company entered into purchase agreements with the minority stockholders of its subsidiary, WebFinancial Holding Corporation ("WFHC"), pursuant to which the Company purchased shares of common stock and preferred stock of WFHC in exchange for aggregate consideration totaling $20,680, comprised of cash of $13,708, 185,407 common units of SPLP and 186,271 SPLP Preferred Units. In accordance with the accounting standard on consolidation, changes in a parent's ownership interest where the parent retains a controlling financial interest in its subsidiary are accounted for as equity transactions.

The carrying amount of the acquired noncontrolling interest was eliminated to reflect the change in SPLP's ownership interest, and the difference between the fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted was recognized in Partners' capital. As a result of these transactions, the Company now owns 100% of WFHC.

Accumulated Other Comprehensive Loss

Changes, net of tax, in AOCI are as follows:

	Unrealized loss on available-for-sale debt securities	Unrealized (loss) gain on derivative financial instruments	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2018	$(274)	$(277)	$(23,476)	$(153,217)	$(177,244)
Net other comprehensive income attributable to common unitholders	—	518	1,303	—	1,821
Balance at March 31, 2019	(274)	241	(22,173)	(153,217)	(175,423)
Net other comprehensive loss attributable to common unitholders	—	(425)	(1,797)	—	(2,222)
Balance at June 30, 2019	(274)	(184)	(23,970)	(153,217)	(177,645)
Net other comprehensive income (loss) attributable to common unitholders	—	71	(2,401)	—	(2,330)
Balance at September 30, 2019	$(274)	$(113)	$(26,371)	$(153,217)	$(179,975)

	Unrealized gain on available-for-sale securities	Unrealized (loss) gain on derivative financial instruments	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2017	$91,078	$(1,901)	$(18,259)	$(177,085)	$(106,167)
Net other comprehensive income attributable to common unitholders (a)	—	170	3,098	—	3,268
Cumulative effect of adopting ASU 2016-01 relating to net unrealized gains and losses on equity securities (b)	(91,078)	—	—	—	(91,078)
Balance at March 31, 2018	—	(1,731)	(15,161)	(177,085)	(193,977)
Net other comprehensive income (loss) attributable to common unitholders (c)	—	104	(3,841)	5	(3,732)
Acquisition of AOCI from noncontrolling interests	—	(72)	(290)	(213)	(575)
Balance at June 30, 2018	—	(1,699)	(19,292)	(177,293)	(198,284)
Net other comprehensive loss attributable to common unitholders	—	(282)	(110)	(5)	(397)
Acquisition of AOCI from noncontrolling interests	—	(58)	(234)	(166)	(458)
Balance at September 30, 2018	$—	$(2,039)	$(19,636)	$(177,464)	$(199,139)

(a)	Does not include the net unrealized gain on derivative financial instruments of $15 and cumulative translation adjustments of $206 which are attributable to noncontrolling interests.

(b)
Effective January 1, 2018 upon adoption of ASU 2016-01, a cumulative effect reclassification adjustment was made to remove the net unrealized gains and losses on equity securities from AOCI and reclassify them to Partners' capital.

(c)
Does not include the net unrealized gain on derivative financial instruments of $11, cumulative translation adjustment of $(246) and the change in net pension and other post-retirement benefit obligations of $(5) which are attributable to noncontrolling interests.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP, which are determined as of the last day of each fiscal year. If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company records a negative incentive unit expense in the quarter when such over accrual is determined. The expense is recorded in Selling, general and administrative expenses in the Company's consolidated statements of operations. No incentive unit expense was recorded in the three and nine months ended September 30, 2019 and 2018.

13. INCOME TAXES

The Company recorded tax provisions of $13,674 and $104 for the three months ended September 30, 2019 and 2018, respectively, and $31,353 and $9,040 for the nine months ended September 30, 2019 and 2018, respectively. The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include partnership losses and goodwill impairment charges for which no tax benefit is recognized. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of certain deferred tax assets will not be realized in future periods.

During the three months ended September 30, 2018, the Company finalized its calculation of the repatriation tax that had been enacted under the U.S. Tax Cuts and Jobs Act in December 2017, and recorded a decrease of approximately $1,975 in the provisional liability that it had previously recorded.

14. NET (LOSS) INCOME PER COMMON UNIT

The following data was used in computing net (loss) income per common unit shown in the Company's consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(2,764)	$(6,191)	$33,892	$(1,487)
Net (income) loss attributable to noncontrolling interests in consolidated entities	(114)	96	(29)	(644)
Net (loss) income attributable to common unitholders	(2,878)	(6,095)	33,863	(2,131)
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a), (b)	—	—	8,918	—
Net (loss) income attributable to common unitholders – assuming dilution	$(2,878)	$(6,095)	$42,781	$(2,131)
Net (loss) income per common unit – basic
Net (loss) income attributable to common unitholders	$(0.12)	$(0.23)	$1.36	$(0.08)
Net (loss) income per common unit – diluted
Net (loss) income attributable to common unitholders	$(0.12)	$(0.23)	$1.08	$(0.08)
Denominator for net (loss) income per common unit – basic	25,011,142	26,020,617	24,947,814	26,143,056
Effect of dilutive securities:
Unvested restricted common units	—	—	755	—
SPLP Preferred Units (a)	—	—	14,656,244	—
Denominator for net (loss) income per common unit – diluted (a), (b)	25,011,142	26,020,617	39,604,813	26,143,056

(a)	Assumes the SPLP Preferred Units were redeemed in common units as described in Note 12 - "Capital and Accumulated Other Comprehensive Loss."

(b)
For the three months ended September 30, 2019, the diluted per unit calculation does not include 15,482,984 of SPLP Preferred Units and 1,885 unvested restricted common units since the impact would have been anti-dilutive. For the three and nine months ended September 30, 2018, the diluted per unit calculation does not include 25,619 and 31,402 unvested restricted common units, respectively, and 11,867,198 and 11,390,991 of SPLP Preferred Units, respectively, since the impact would have been anti-dilutive.

15. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of September 30, 2019 and December 31, 2018 are summarized by type of inputs applicable to the fair value measurements as follows:

September 30, 2019	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$977	$120		$1,097
Long-term investments (a)	254,308	—	57,203	311,511
Precious metal and commodity inventories recorded at fair value	11,963	—	—	11,963
Economic interests in loans	—	—	18,162	18,162
Commodity contracts on precious metal and commodity inventories	—	106	—	106
Foreign currency forward exchange contracts	—	244	—	244
Warrants	—	—	1,753	1,753
Total	$267,248	$470	$77,118	$344,836

Liabilities:
Commodity contracts on precious metal and commodity inventories	—	10	—	10
Other precious metal liabilities	11,127	—	—	11,127
Total	$11,127	$10	$—	$11,137

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$836	$603	$—	$1,439
Long-term investments (a)	200,179	14,943	42,601	257,723
Investments in certain funds	—	—	422	422
Precious metal and commodity inventories recorded at fair value	9,884	—	—	9,884
Economic interests in loans	—	—	17,156	17,156
Foreign currency forward exchange contracts	—	275	—	275
Warrants	—	—	1,738	1,738
Total	$210,899	$15,821	$61,917	$288,637

Liabilities:
Financial instrument obligations	$12,434	$—	$—	$12,434
Commodity contracts on precious metal and commodity inventories	—	159	—	159
Other precious metal liabilities	8,589	—	—	8,589
Foreign currency forward exchange contracts	—	450	—	450
Total	$21,023	$609	$—	$21,632

(a)	For additional detail of the marketable securities and long-term investments see Note 8 - "Investments."

There were no transfers of securities among the various measurement input levels during the three and nine months ended September 30, 2019.

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

Level 2 inputs may include quoted prices in active markets for similar assets or liabilities, quoted prices in a market that is not active for identical assets or liabilities, or other inputs that can be corroborated by observable market data ("Level 2").

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

As discussed in Note 7 "Goodwill and Other Intangible Assets, Net" to the Company's consolidated financial statements, during the three months ended September 30, 2019, the Company recorded goodwill impairment charges of $41,853 in Goodwill impairment charges in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2019 related to the Company's packaging business. The goodwill impairment was determined by measuring and comparing the fair value of the packaging business, using an income and market approach, to its carrying amount. The valuation of the Company's packaging business was a nonrecurring fair value measurement and was classified as a Level 3 measurement due the degree of unobservable inputs in the valuation. Such inputs included estimates of the amount and timing of expected future cash flows and assumptions in determining risk-adjusted discount rates. Changes in these unobservable inputs might have resulted in a higher or lower fair value measurement.

Following is a summary of changes in assets measured using Level 3 inputs:

	Investments in Associated Companies (a)	Marketable Securities and Other (b)	Total
Balance as of December 31, 2018	$40,643	$21,274	$61,917
Purchases	14,943	—	14,943
Sales and cash collections	—	(10,869)	(10,869)
Realized gains	—	10,761	10,761
Unrealized gains	2,118	—	2,118
Unrealized losses	(1,752)	—	(1,752)
Balance as of September 30, 2019	$55,952	$21,166	$77,118

Balance as of December 31, 2017	$36,223	$25,693	$61,916
Purchases	—	250	250
Sales and cash collections	—	(20,096)	(20,096)
Realized gains	—	11,584	11,584
Unrealized gains	10,700	3,895	14,595
Unrealized losses	—	(3,713)	(3,713)
Balance as of September 30, 2018	$46,923	$17,613	$64,536

(a)	Unrealized gains and losses are recorded in Loss (income) of associated companies, net of taxes in the Company's consolidated statements of operations.

(b)	Realized and unrealized gains and losses are recorded in Realized and unrealized (gains) losses on securities, net or Financial services revenue in the Company's consolidated statements of operations.

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

The fair value of the derivatives held by WebBank (see Note 10 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flow analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 7.09% to 35.38%, a constant default rate of 1.64% to 27.55% and a discount rate of 3.31% to 27.24%.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company's non-financial assets and liabilities measured at fair value on a non-recurring basis, when required, include goodwill and other intangible assets, any assets and liabilities acquired in a business combination, or its long-lived assets written down to fair value. To measure fair value for such assets and liabilities, the Company uses techniques including an income approach, a market approach and/or appraisals (Level 3 inputs). The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to an asset or liability and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis ("DCF") require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from analysis of peer companies and consider the industry weighted-average return on debt and equity from a market participant perspective. A market approach values a business by considering the prices at which shares of capital stock, or related underlying assets, of reasonably comparable companies are trading in the public market or the transaction price at which similar companies have been acquired. If comparable companies are not available, the market approach is not used.

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

The environmental claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs, and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company typically accrues costs associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of September 30, 2019, on a consolidated basis, the Company has recorded liabilities of $42,993 in Accrued liabilities on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

Environmental Matters

Certain subsidiaries of the Company's Handy & Harman Ltd. subsidiary ("HNH") have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH recorded liabilities of approximately $11,244 related to estimated environmental remediation costs as of September 30, 2019. HNH may have insurance coverage available for certain of these matters.

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

The sites where certain HNH subsidiaries have environmental liabilities include the following:

HNH has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a former HNH manufacturing facility. An ecological risk assessment was submitted in the second quarter of 2016 to the CTDEEP for their review and approval. An upland work plan to investigate the upland portion of the parcel was approved by the CTDEEP in March 2018 and has now been completed. Additional upland investigatory work could be required dependent upon CTDEEP requirements. Investigation of the wetlands portion is expected to start in 2020, due to regulatory delays and setting of mutually-agreeable cleanup goals for the entire parcel. The total remediation costs for the site cannot be reasonably estimated at this time. Based on the current stage of the investigation at this time, the Company estimates that it is reasonably possible that it may incur aggregate losses over a period of several years, above its accrued liability, in a range of $2,000 to $6,000. Due to the uncertainties, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HNH or the Company.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of HNH, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. HHEM is actively remediating the property and is continuing to investigate effective methods for achieving compliance with the ACO. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the timing and ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs and other related costs are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and HNH, all after having the first $1,000 paid by the former owner/operator. As of September 30, 2019, total investigation and remediation costs of approximately $8,500 and $2,700 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM was reimbursed indirectly through insurance coverage for a portion of the costs for which it is responsible, and HHEM believes that there is additional excess insurance coverage, which it is currently pursuing. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. A reserve of approximately $1,300 has been established for HHEM's expected 25% share of anticipated costs at this site, which is based upon the recent selection of a final remedy, on-going operations and maintenance, additional investigations and monitored natural attenuation testing over the next 30 years. There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM, HNH or the Company.

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

SLI reported soil contamination and a groundwater contamination in 2003 from the SurfTech site located in Camden, New Jersey. Substantial investigation and remediation work have been completed under the direction of the licensed site remediation professional ("LSRP") for the site. Additional soil excavation and chemical treatment are expected to begin in the fourth quarter of 2019 or early 2020. Post-remediation groundwater monitoring will be conducted and a full-scale groundwater bioremediation is expected to be implemented following completion of the remediation. A reserve of $2,600 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

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

Litigation Matters

On December 8, 2017, a stockholder class action, captioned Sciabacucchi v. DeMarco, et al., was filed in the Court of Chancery of the State of Delaware by a purported former stockholder of HNH challenging the Company's acquisition, through a subsidiary, of all of the outstanding shares of common stock of HNH not already owned by the Company or any of its affiliates. The action names as defendants the former members of the HNH board of directors, the Company and SPH GP, and alleges, among other things, that the defendants breached their fiduciary duties to the former public stockholders of HNH in connection with the aforementioned acquisition. The complaint sought, among other relief, unspecified monetary damages, attorneys' fees and costs. On July 9, 2019, the Company entered into a settlement of the case, solely to avoid the substantial burden, expense, inconvenience and distraction of continued litigation and to resolve each of the plaintiff's claims as against the defendant parties. In the settlement, the defendants agreed to pay the plaintiff class $30,000, but denied that they engaged in any wrongdoing or committed any violation of law or breach of duty and stated that they believe they acted properly, in good faith, and in a manner consistent with their legal duties. The settlement is subject to court approval. Our insurance carriers have agreed to contribute an aggregate of $17,500 toward the settlement amount. The Company recorded a charge of $12,500 in Selling, general and administrative expenses in the consolidated statement of income for the nine months ended September 30, 2019, which consisted of the legal settlement of $30,000 (included in Accrued liabilities at September 30, 2019), reduced by $17,500 of insurance recoveries (included in Trade and other receivables) at September 30, 2019. The Company made a demand of an aggregate of $10,000 in further contributions from two insurance carriers, which the carriers declined, and we are pursuing claims in court to endeavor to recover this sum, although there can be no assurance as to the outcome of this litigation.

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

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through September 30, 2019. In many cases these claims involved more than 100 defendants. Of the claims settled, the average settlement was less than $3. There remained approximately 30 pending asbestos claims as of September 30, 2019. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of both September 30, 2019 and December 31, 2018, BNS Sub has accrued $1,349 relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $1,945 and $2,057 for the three months ended September 30, 2019 and 2018, respectively, and $5,854 and $6,118 for the nine months ended September 30, 2019 and 2018, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Unpaid amounts for management fees included in Payables to related parties on the Company's consolidated balance sheet was $45 and $1 as of September 30, 2019 and December 31, 2018, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $1,539 and $1,545 for the three months ended September 30, 2019 and 2018, respectively, and $5,108 and $4,532 for the nine months ended September 30, 2019 and 2018, respectively. Unpaid amounts for reimbursable expenses were approximately $1,531 and $254 as of September 30, 2019 and December 31, 2018, respectively, and are included in Payables to related parties on the Company's consolidated balance sheets.

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

Other

As of September 30, 2019 and December 31, 2018, several related parties and consolidated subsidiaries had deposits totaling $1,162 and $1,667, respectively, at WebBank. Approximately $99 and $616 of these deposits, including interest which was not significant, have been eliminated in consolidation as of September 30, 2019 and December 31, 2018, respectively.

18. SEGMENT INFORMATION

SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other, which are managed separately and offer different products and services. The Diversified Industrial segment is comprised of manufacturers of engineered niche industrial products, including joining materials, tubing, building materials, performance materials, electrical products, cutting replacement products and services, and packaging businesses. The Energy segment provides drilling and production services to the oil & gas industry and owns a youth sports business. The Financial Services segment consists primarily of the operations of WebBank, a Utah chartered industrial bank, which engages in a full range of banking activities. The Corporate and Other segment consists of several consolidated subsidiaries, including Steel Services, equity method and other investments, and cash and cash equivalents. Its income or loss includes certain unallocated general corporate expenses.

Steel Services has management services agreements with our consolidated subsidiaries and other related companies as further discussed in Note 17 - "Related Party Transactions." Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $6,295, $1,740 and $947, respectively, for the three months ended September 30, 2019 and $3,300, $2,100 and $1,175, respectively, for the three months ended September 30, 2018. Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $18,886, $5,221 and $2,842, respectively, for the nine months ended September 30, 2019 and $10,000, $6,300 and $3,525, respectively, for the nine months ended September 30, 2018. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

During the first quarter of 2019, the Company changed the measurement methods used to determine reported segment profit or loss. The 2018 financial information has been recast to reflect these changes on a comparable basis. Accordingly, for the three months ended September 30, 2018, the Company reclassified interest expense from operating income (loss) from the Diversified Industrial, Energy, and Corporate and Other segments of $3,506, $37 and $7,072, respectively, to Interest expense in the segment information table presented below. For the nine months ended September 30, 2018, the Company reclassified interest expense from operating income (loss) from the Diversified Industrial, Energy, and Corporate and Other segments of $9,719, $345 and $18,250, respectively, to Interest expense. The Company also reclassified net investment gains of $1,472 and $1,414 from the Energy segment to the Corporate and Other segment for the three and nine months ended September 30, 2018, respectively.

Segment information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Diversified industrial net sales	$306,382	$322,571	$947,080	$988,587
Energy net revenue	44,147	50,343	126,665	134,008
Financial services revenue	45,813	32,405	123,853	83,406
Total revenue	$396,342	$405,319	$1,197,598	$1,206,001
Income (loss) before interest expense and income taxes:
Diversified industrial	$(26,536)	$14,274	$2,855	$57,978
Energy	1,378	(1,144)	800	(5,748)
Financial services	20,230	13,923	47,394	35,533
Corporate and other	26,161	(22,525)	46,282	(51,896)
Income before interest expense and income taxes	21,233	4,528	97,331	35,867
Interest expense	10,323	10,615	32,086	28,314
Income tax provision	13,674	104	31,353	9,040
Net (loss) income	$(2,764)	$(6,191)	$33,892	$(1,487)
Loss (income) of associated companies, net of taxes:
Corporate and other	$1,855	$(1,599)	$(408)	$(5,141)
Total	$1,855	$(1,599)	$(408)	$(5,141)
Segment depreciation and amortization:
Diversified industrial	$13,904	$16,370	$40,158	$44,320
Energy	4,309	5,107	13,174	15,212
Financial services	110	102	309	303
Corporate and other	41	32	114	97
Total depreciation and amortization	$18,364	$21,611	$53,755	$59,932

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019
Total Capital
(to risk-weighted assets)	$167,376	19.60%	$68,310	8.00%	$89,656	10.50%	$85,387	10.00%
Tier 1 Capital
(to risk-weighted assets)	$156,414	18.30%	$51,232	6.00%	$72,579	8.50%	$68,310	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$156,414	18.30%	$38,424	4.50%	$59,771	7.00%	$55,502	6.50%
Tier 1 Capital
(to average assets)	$156,414	17.40%	$35,995	4.00%	n/a	n/a	$44,994	5.00%

As of December 31, 2018
Total Capital
(to risk-weighted assets)	$151,799	22.60%	$53,807	8.00%	$66,418	9.88%	$67,258	10.00%
Tier 1 Capital
(to risk-weighted assets)	$143,275	21.30%	$40,355	6.00%	$52,966	7.88%	$53,807	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$143,275	21.30%	$30,266	4.50%	$42,877	6.38%	$43,718	6.50%
Tier 1 Capital
(to average assets)	$143,275	18.30%	$31,250	4.00%	n/a	n/a	$39,063	5.00%

20. SUPPLEMENTAL CASH FLOW INFORMATION

The amount of Cash, cash equivalents and restricted cash as of September 30, 2019 and 2018 in the consolidated statements of cash flows is reconciled to the Company's consolidated balance sheets as follows:

	September 30,
	2019	2018
Cash and cash equivalents	$112,133	$289,016
Restricted cash	—	14,464
Total cash, cash equivalents and restricted cash	$112,133	$303,480

A summary of supplemental cash flow information for the nine months ended September 30, 2019 and 2018 is presented in the following table:

	Nine Months Ended September 30,
	2019	2018
Cash paid during the period for:
Interest	$25,748	$30,051
Taxes	$7,814	$5,232
Non-cash investing and financing activities:
Contingent purchase price (future earn-out) associated with the Dunmore acquisition	$—	$3,800
Issuance of SPLP common units to purchase subsidiary shares from noncontrolling interests	$—	$3,159
Issuance of SPLP Preferred Units to purchase subsidiary shares from noncontrolling interests	$—	$3,812

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

OVERVIEW

SPLP is a diversified global holding company that owns and operates businesses and has significant interests in leading companies in various industries, including diversified industrial products, energy, defense, supply chain management and logistics, direct marketing, banking and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other. Each of our companies has its own management team with significant experience in their respective industries.

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

The Company's consolidated operating results for the three and nine months ended September 30, 2019 and 2018 are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$396,342	$405,319	$1,197,598	$1,206,001
Cost of goods sold	263,598	284,599	809,289	845,718
Selling, general and administrative expenses	82,309	89,135	273,018	265,700
Goodwill impairment charges	41,853	—	41,853	—
Asset impairment charges	725	—	915	—
Interest expense	10,323	10,615	32,086	28,314
Realized and unrealized (gains) losses on securities, net	(30,234)	22,416	(68,720)	48,029
All other expenses, net	15,003	6,240	44,320	15,828
Total costs and expenses	383,577	413,005	1,132,761	1,203,589
Income (loss) before income taxes and equity method investments	12,765	(7,686)	64,837	2,412
Income tax provision	13,674	104	31,353	9,040
Loss (income) of associated companies, net of taxes	1,855	(1,599)	(408)	(5,141)
Net (loss) income	(2,764)	(6,191)	33,892	(1,487)
Net (income) loss attributable to noncontrolling interests in consolidated entities	(114)	96	(29)	(644)
Net (loss) income attributable to common unitholders	$(2,878)	$(6,095)	$33,863	$(2,131)

Revenue

Revenue for the three months ended September 30, 2019 decreased $8,977, or 2.2%, as compared to the same period last year. Excluding the impact of an increase in average silver prices in the Diversified Industrial segment of 0.4% and unfavorable impact from changes in foreign exchange rates of 0.4%, revenue decreased by 2.2%. The net revenue decrease of 2.2% was due to lower sales volume from our Diversified Industrial and Energy segments, partially offset by growth from the Financial Services segment.

Revenue for the nine months ended September 30, 2019 decreased $8,403, or 0.7%, as compared to the same period last year. Excluding the impact of growth from acquisitions of 1.0%, the unfavorable impact from changes in foreign currency exchange rates of 0.2%, and the impact from a decrease in silver prices in the Diversified Industrial segment of 0.2%, revenue decreased by 1.3%. The net revenue decrease of 1.3% was due to lower sales volume from our Diversified Industrial and Energy segments, partially offset by an increase from our Financial Services segment. The acquisition growth was due to the acquisitions of Dunmore Corporation in the U.S. and the share purchase of Dunmore Europe GmbH in Germany (collectively, "Dunmore") (February 2018).

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2019 decreased $21,001, or 7.4%, as compared to the same period last year, due to decreases in the Diversified Industrial and Energy segments. The decreases in the Diversified Industrial and Energy segments in the three months ended September 30, 2019 were primarily due to the lower sales volume.

Cost of goods sold for the nine months ended September 30, 2019 decreased $36,429, or 4.3%, as compared to the same period last year, due to decreases in the Diversified Industrial and Energy segments. The decreases in the Diversified Industrial and Energy segments in the nine months ended September 30, 2019 were primarily due to lower sales volume, partially offset by the Dunmore acquisition impact in the Diversified Industrial segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2019 decreased $6,826, or 7.7%, as compared to the same period last year. The decrease was primarily due to lower acquisition related costs and lower sales volume primarily in the Diversified Industrial and Energy segments, partially offset by higher personnel expenses to support growth initiatives and increasing regulatory compliance in the Financial Services segment for the three months ended September 30, 2019, as well as higher costs incurred to consolidate certain operations in the Diversified Industrial segment in the same period of 2018.

SG&A for the nine months ended September 30, 2019 increased $7,318, or 2.8%, as compared to the same period last year, primarily due to the expense associated with a recent legal settlement in the Corporate and Other segment and higher personnel expenses to support growth initiatives and increasing regulatory compliance in the Financial Services segment, partially offset by decreases in the Diversified Industrial and Energy segments due primarily to lower sales volume and lower acquisition related costs, excluding the Dunmore acquisition impact.

Goodwill Impairment Charges

As a result of declines in customer demand and in the performance of the packaging business during the three months ended September 30, 2019, the Company determined that it was more likely than not that the fair value of the packaging business was below its carrying amount. The Company performed an assessment using a discounted cash flow approach and determined that the difference between the carrying amount and fair value of the packaging business was greater than the amount of goodwill allocated to that business. Accordingly, the Company recorded a $41,853 charge in the consolidated statements of operations for the three and nine months ended September 30, 2019 to fully impair the packaging business' goodwill.

Interest Expense

Interest expense for the three months ended September 30, 2019 decreased $292, or 2.8%, as compared to the same period last year. The lower interest expense for the three months ended September 30, 2019 was primarily due to lower outstanding debt, partially offset by higher interest rates.

Interest expense for the nine months ended September 30, 2019 increased $3,772, or 13.3%, as compared to the same period last year. The higher interest expense for the nine months ended September 30, 2019 was primarily due to higher borrowing levels due to the Dunmore acquisition in February 2018 and higher interest rates.

Realized and Unrealized (Gains) Losses on Securities, Net

The Company recorded gains of $30,234 for the three months ended September 30, 2019, as compared to losses of $22,416 in 2018, and gains of $68,720 for the nine months ended September 30, 2019, as compared to losses of $48,029 in 2018. The changes in realized and unrealized (gains) losses on securities over the respective periods are primarily due to mark-to-market adjustments on the Company's portfolio of securities.

All Other Expenses, Net

All other expenses, net increased $8,763 and $28,492 in the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The increases were primarily due to higher finance interest expense and higher provisions for loan losses, as compared to the prior periods.

Income Tax Provision

Income tax provisions of $13,674 and $104 were recorded for the three months ended September 30, 2019 and 2018, respectively, and income tax provisions of $31,353 and $9,040 were recorded for the nine months ended September 30, 2019 and 2018, respectively. As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. Provision has been made for federal, state, local or foreign income taxes on the results of operations generated by our consolidated subsidiaries that are taxable entities. The difference between the effective tax rate and statutory federal rate of 21% is principally due to partnership losses and goodwill impairment charges for which no tax benefit is recognized, as well as changes in certain deferred tax valuation allowances and various other permanent differences.

Loss (Income) of Associated Companies, Net of Taxes

For the three and nine months ended September 30, 2019, the Company earned less net income from associated companies of $3,454 and $4,733, respectively, as compared to the same periods of 2018. For the details of each of these investments and the related mark-to-market adjustments, see Note 8 - "Investments" to the Company's consolidated financial statements found elsewhere in this Form 10-Q.

Segment Analysis

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Diversified industrial net sales	$306,382	$322,571	$947,080	$988,587
Energy net revenue	44,147	50,343	126,665	134,008
Financial services revenue	45,813	32,405	123,853	83,406
Total revenue	$396,342	$405,319	$1,197,598	$1,206,001
(Loss) income before interest expense and income taxes:
Diversified industrial	$(26,536)	$14,274	$2,855	$57,978
Energy	1,378	(1,144)	800	(5,748)
Financial services	20,230	13,923	47,394	35,533
Corporate and other	26,161	(22,525)	46,282	(51,896)
Income before interest expense and income taxes	21,233	4,528	97,331	35,867
Interest expense	10,323	10,615	32,086	28,314
Income tax provision	13,674	104	31,353	9,040
Net (loss) income	$(2,764)	$(6,191)	$33,892	$(1,487)
Loss (income) of associated companies, net of taxes:
Corporate and other	$1,855	$(1,599)	$(408)	$(5,141)
Total	$1,855	$(1,599)	$(408)	$(5,141)
Segment depreciation and amortization:
Diversified industrial	$13,904	$16,370	$40,158	$44,320
Energy	4,309	5,107	13,174	15,212
Financial services	110	102	309	303
Corporate and other	41	32	114	97
Total depreciation and amortization	$18,364	$21,611	$53,755	$59,932

During the first quarter of 2019, the Company changed the measurement methods used to determine reported segment profit or loss. The 2018 financial information has been recast to reflect these changes on a comparable basis. Accordingly, for the three months ended September 30, 2018, the Company reclassified interest expense from operating income (loss) from the Diversified Industrial, Energy, and Corporate and Other segments of $3,506, $37 and $7,072, respectively, to Interest expense. For the nine months ended September 30, 2018, the Company reclassified interest expense from operating income (loss) from the Diversified Industrial, Energy, and Corporate and Other segments of $9,719, $345 and $18,250, respectively, to Interest expense. The Company also reclassified net investment gains of $1,472 and $1,414 from the Energy segment to the Corporate and Other segment for the three and nine months ended September 30, 2018, respectively.

Diversified Industrial

Net sales for the three months ended September 30, 2019 decreased $16,189, or 5.0%, as compared to the same period in 2018. The change in net sales reflects an increase of $1,757 as a result of higher average silver prices and an unfavorable impact from changes in foreign exchange rates of $1,528. Excluding the impacts from the change in silver prices and foreign exchange rates, net sales decreased by approximately $16,418 primarily due to lower sales volume from the packaging and electrical products businesses, partially offset by higher sales volume in the building materials business.

Segment operating income for the three months ended September 30, 2019 decreased $40,810 or 285.9%, as compared to the same period in 2018. The lower operating income was primarily driven by $41,853 of goodwill impairment charges and lower gross profit associated with the packaging business as a result of declines in the performance, partially offset by higher operating income from the building materials and joining materials businesses.

Net sales for the nine months ended September 30, 2019 decreased by $41,507, or 4.2%, as compared to the same period in 2018. The change in net sales reflects approximately $11,578 in incremental sales associated with the Dunmore acquisition, partially offset by a decline of $3,339 due to the unfavorable impact of foreign currency exchange rates and a decrease of $2,031 as a result of lower average silver prices. Excluding the acquisition impact, foreign currency exchange rates and change in silver prices, net sales decreased by approximately $47,715 primarily due to lower sales volume in the packaging and electrical products businesses, partially offset by higher sales volume in the building materials business.

Segment operating income for the nine months ended September 30, 2019 decreased by $55,123, or 95.1%, as compared to the same period in 2018. The lower operating income was primarily driven by $41,853 of goodwill impairment charges associated with the packaging business, lower gross profit as compared to the same period in 2018, primarily due to lower sales volume from the packaging and electrical products businesses, partially offset by higher operating income from the building materials business on higher sales volume, as well as lower acquisition related costs in 2019. Excluding the Dunmore acquisition impact, SG&A was lower, primarily due to lower sales volume.

We continue to review our facility consolidation plans and to adjust staffing levels in our packaging business.

Energy

Net revenue for the three months ended September 30, 2019 decreased $6,196, or 12.3%, as compared to the same period of 2018. The decrease in net revenue was primarily due to the Company's exit from certain low margin energy operations during the second quarter of 2019, as well as the adverse effects that the decline in energy prices has had on the oil services industry.

Segment operating income for the three months ended September 30, 2019 increased $2,522, as compared to the same period of 2018, due to higher gross profit despite the lower sales volume. The increase in gross profit was primarily the result of exiting low margin business that resulted in an increased gross profit margin for the three months ended September 30, 2019, as compared to the same period last year.

Net revenue for the nine months ended September 30, 2019 decreased $7,343, or 5.5%, as compared to the same period of 2018. The decrease in net revenue was primarily due to the Company's exit from certain low margin operations, as well as the adverse effects that the decline in energy prices has had on the oil services industry.

Segment operating income was $800 for the nine months ended September 30, 2019, as compared to a loss of $5,748 for the same period of 2018, due to higher gross profit and lower SG&A. The increase in gross profit was primarily the result of exiting low margin business that resulted in improved gross profit margin for the nine months ended September 30, 2019, as compared to the same period in 2018.

Financial Services

Revenue for the three and nine months ended September 30, 2019 increased $13,408, or 41.4% and $40,447, or 48.5%, respectively, as compared to the same periods of 2018. The increases were due to higher interest income driven by larger outstanding loan balances, as compared to the same period of 2018.

Segment operating income for the three months ended September 30, 2019 increased $6,307, or 45.3%, as compared to the same period of 2018. The increase was due to the impact of the higher revenue discussed above, partially offset by higher expenses. SG&A increased, driven by higher personnel expenses to support growth initiatives and the continued expansion of WebBank's compliance and oversight group to meet increasing regulatory expectations. In addition, the provision for loan losses increased $5,193 and finance interest expense increased $1,679 for the three months ended September 30, 2019, as compared to the same period of 2018. The higher provision for loan losses was to support growth of consumer and small business loans held to maturity, and the higher finance interest expense was due to a larger deposit balance to support loan growth and an increase in interest rates.

Segment operating income for the nine months ended September 30, 2019 increased $11,861, or 33.4%, as compared to the same period of 2018. The increase was due to the impact of the higher revenue discussed above, partially offset by higher expenses. SG&A increased, driven by higher personnel expenses to support growth initiatives and the continued expansion of WebBank's compliance and oversight group to meet increasing regulatory expectations. In addition, the provision for loan losses increased $19,355 and finance interest expense increased $5,694 for the nine months ended September 30, 2019, as compared to the same period in 2018. The higher provision for loan losses was to support growth of consumer and small business loans held to maturity, and the higher finance interest expense was due to a larger deposit balance to support loan growth and an increase in interest rates.

Corporate and Other

Segment operating income was $26,161 and $46,282 for the three and nine months ended September 30, 2019, respectively, as compared to losses of $22,525 and $51,896 for the three and nine months ended September 30, 2018, respectively. The change between the respective periods was primarily due to higher investment income in 2019. Segment operating income for the nine-month period of 2019 was negatively impacted by legal expense associated with a legal settlement.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$54,500	$37,666
Net cash used in investing activities	(205,660)	(306,972)
Net cash (used in) provided by financing activities	(84,341)	138,898
Net change for the period	$(235,501)	$(130,408)

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2019 was $54,500. Net income of $33,892 was impacted by certain non-cash items and a net reduction of $66,727 relating to changes in operating assets and liabilities. The net increase in operating assets and liabilities was primarily due to an increase of $26,567 in trade and other receivables due to higher third quarter sales volume, as compared to the fourth quarter of 2018, an increase in inventories of $2,070 to support sales growth in the Diversified Industrial segment, an increase in prepaid expenses and other assets of $2,713, and an increase of $42,193 in loans held for sale due to the timing of loan originations, which can vary significantly from period-to-period since these loans are typically sold after origination, partially offset by a net increase in accounts payable, accrued and other liabilities of $6,816.

Net cash provided by operating activities for the nine months ended September 30, 2018 was $37,666. Net loss of $1,487 was impacted by certain non-cash items and a net reduction of $73,480 relating to changes in certain operating assets and liabilities. The increase in operating assets and liabilities was primarily due to an increase of $28,771 in trade and other receivables due to higher third quarter sales volume, an increase of $23,740 in loans held for sale due to the timing of loan originations, which can vary significantly from period-to-period since these loans are typically sold after origination, as well as the level of activity at WebBank, an increase in inventories of $12,582 to support sales growth in the Diversified Industrial segment, a decrease in prepaid expenses and other assets of $578, and a net decrease in accounts payable, accrued and other liabilities of $8,965.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $205,660. Significant items included an increase in loan originations, net of collections of $136,614, primarily due to larger outstanding loan balances, net cash paid for the National Partners PFco, LLC ("National Partners") acquisition of $45,559, purchases of property, plant and equipment of $29,108, short position settlements of $14,611, as well as net purchases of investments of $19,965.

Net cash used in investing activities for the nine months ended September 30, 2018 was $306,972. Significant items included purchases of property, plant and equipment of $33,597, an increase in loan originations, net of collections of $155,244, primarily due to larger outstanding loan balances, net cash paid primarily for the Dunmore acquisition of $68,315 and net purchases of investments of $55,188, including the Company's investments in Babcock & Wilcox Enterprises, Inc. shares ("BW"), partially offset by proceeds from the sales of assets of $4,677. The Company's investments in BW shares totaled $76,261 for the nine months ended September 30, 2018.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2019 was $84,341. Significant items included net revolver repayments of $58,173, term loan repayments of $5,225, cash used to purchase the Company's common units of $6,721 and a net decrease in deposits of $13,407.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $138,898. Significant items included a net increase of revolver borrowings of $67,569, primarily due to the Dunmore acquisition, and a net increase in deposits of $105,098, partially offset by cash used to finalize the Handy & Harman Ltd. tender offer and purchase of WebFinancial Holding Corporation noncontrolling interests of $18,068 and cash used to purchase the Company's common units of $13,638.

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

The Company's senior secured credit facility ("Credit Agreement") consists of a revolving credit facility in an aggregate principal amount not to exceed $500,000 and a $200,000 term loan with quarterly amortization equating to 5.0% per annum. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, as defined in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial covenants as of September 30, 2019. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire on November 14, 2022, and all outstanding amounts will be due and payable.

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

As of September 30, 2019, the Company's working capital was $49,034, as compared to working capital of $395,510 as of December 31, 2018. The decline in working capital during the nine months ended September 30, 2019 was primarily due to an increase in retail depository accounts (current liabilities) to fund WebBank's operations, as opposed to the use of non-current brokered certificates of deposits. As of September 30, 2019, the availability under the Credit Agreement was approximately $108,900. During the nine month period of 2019, capital expenditures were $29,108, as compared to $33,597 for the same period of 2018. The Company currently expects full year capital expenditures in the range of $37,000 to $45,000 in 2019, as compared to $47,085 in 2018. The Company and its subsidiaries have ongoing commitments, which include funding of the minimum requirements of its subsidiaries' pension plans. The Company expects to have required minimum contributions to its primary pension plans of $6,600 for the remainder of 2019, $35,600, $34,900, $37,600, $29,400 and $23,700 in 2020, 2021, 2022, 2023 and for the five years thereafter, respectively. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $63,438 and $242,088 in cash at the Federal Reserve Bank and in its Federal Funds account at its correspondent banks as of September 30, 2019 and December 31, 2018, respectively. WebBank had $40,000 and $35,000 in lines of credit from its correspondent banks as of September 30, 2019 and December 31, 2018, respectively. WebBank had $36,365 and $71,345 available from the Federal Reserve discount window as of September 30, 2019 and December 31, 2018, respectively. Therefore, WebBank had a total of $139,803 and $348,433 in cash, lines of credit and access to the Federal Reserve Bank discount window as of September 30, 2019 and December 31, 2018, respectively, which represents approximately 15.7% and 40.0%, respectively, of WebBank's total assets.

There were no material changes in the Company's contractual obligations as of September 30, 2019, as compared to those reported in the Company's annual report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Risk

We have off-balance sheet risk related to certain financial instruments, including forward contracts and undisbursed loan commitments. For additional information regarding these arrangements, refer to Note 10 - "Financial Instruments" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

Goodwill and Other Intangible Assets, Net

As reflected in Note 1 - "Nature of Business and Basis of Presentation" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q, on January 1, 2019, the Company adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies subsequent measurements of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, entities perform their interim or annual goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge based on the amount that the carrying amount exceeds the reporting unit's fair value. The Company's updated goodwill accounting policy, which has changed as compared to the critical accounting policy reported in our 2018 Form 10-K, is summarized below.

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

For the Step 0 approach, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity has an unconditional option to bypass the Step 0 assessment for any reporting unit in any period and proceed directly to performing Step 1 of the goodwill impairment test. An entity may resume performing the Step 0 assessment in any subsequent period. For the Step 1 approach, which is a quantitative approach, the Company will calculate the fair value of a reporting unit and compare it to its carrying amount. There are several methods that may be used to estimate a reporting unit's fair value, including the income approach, the market approach and/or the cost approach. The amount of impairment, if any, is determined by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge based on the amount that the carrying amount exceeds the reporting unit's fair value. The loss recognized should not exceed the total goodwill allocated to the reporting unit.

As previously disclosed in our 2018 Form 10-K, at December 31, 2018, the goodwill related to the packaging business, and associated intangible assets, were at risk of future impairment if the fair value of this reporting unit, and its associated assets, decreased in value due to further declines in market conditions or customer demand." As discussed in Note 7 - "Goodwill and Other Intangible Assets, Net" to the SPLP consolidated financial statements included in Part I of this Form 10-Q, as a result of declines in customer demand and in the performance of the packaging business, which includes the operations of API Group plc ("API") and Dunmore, during the third quarter of 2019, the Company determined that it was more likely than not that the fair value of the packaging business was below its carrying amount as of September 30, 2019. Accordingly, the Company performed an assessment using a discounted cash flow method with consideration of market comparisons, and determined that the fair value of the packaging business was less than its carrying amount. As a result, the Company fully impaired the packaging business' goodwill, included in the Diversified Industrial segment, as of September 30, 2019 and recorded a $41,853 charge in Goodwill impairment charges in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2019.

For definite-lived intangible assets, the Company evaluates the carrying amount of such assets when circumstances indicate the carrying amount may not be recoverable. Conditions that could have an adverse impact on the cash flows and fair value of the long-lived assets are deteriorating business climate, condition of the asset or plans to dispose of the asset before the end of its useful life. If the assets' carrying amounts exceed the sum of the undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amounts exceeds their fair values. The Company performs such assessments at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally at the plant level, operating company level or the reporting unit level, depending on the level of interdependencies in the Company's operations.

Intangible assets with indefinite lives, which are only within the Diversified Industrial segment, are tested for impairment at least annually, or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Companies can use the same two testing approaches for indefinite-lived intangibles as for goodwill. The packaging business' indefinite lived intangible assets were tested for impairment along with the packaging business goodwill described above and were determined not to be impaired as of September 30, 2019.

Long-Lived Asset Testing

The Company's accounting policy for long-lived assets is to estimate the depreciable lives of property, plant and equipment, and to depreciate such assets over such lives. The Company tests long-lived assets for impairment whenever events, or changes in circumstances, indicate the carrying amount of such assets may not be recoverable. If the carrying amounts of the long-lived assets exceed the sum of the undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amounts exceeds their fair values. The Company performs such assessments at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally at the plant level, operating company level or the reporting unit level, depending on the level of interdependencies in the Company's operations. The Company considers various factors in determining whether an impairment test is necessary, including among other things: a significant or prolonged deterioration in operating results and projected cash flows; significant changes in the extent or manner in which assets are used; technological advances with respect to assets which would potentially render them obsolete; the Company's strategy and capital planning; and the economic climate in the markets it serves. When estimating future cash flows and if necessary, fair value, the Company makes judgments as to the expected utilization of assets and estimated future cash flows related to those assets. The Company considers historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and other information available at the time the estimates are made. The Company believes these estimates are reasonable; however, changes in circumstances or conditions could have a significant impact on its estimates, which might result in material impairment charges in the future.

As discussed in Note 7 - "Goodwill and Other Intangible Assets, Net" to the SPLP consolidated financial statements included in Part I of this Form 10-Q, during the three months ended September 30, 2019, as a result of declines in market conditions and customer demand at API, the Company performed a recoverability test as of September 30, 2019 to determine if the carrying amount of API's long-lived and other intangible assets were recoverable based on their undiscounted cash flows over their future service potential. The testing performed indicated that the undiscounted cash flows exceeded the carrying amount of these assets and were therefore recoverable as of September 30, 2019. Further declines in market conditions, customer demand or other potential changes in operations at API in future periods may increase the risk that API's long-lived and other intangible assets, approximately $47,758 in aggregate as of September 30, 2019, are not recoverable and may potentially be impaired.

There were no other material changes to our critical accounting policies and estimates during the nine months ended September 30, 2019, as compared to those reported in our 2018 Form 10-K.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that as of September 30, 2019, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to Company management, including the Principal Executive Officer and the Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

The Company completed the acquisition of National Partners on April 1, 2019. The Company's management will exclude the operations of National Partners from its evaluation of, and conclusion on, the effectiveness of management's internal control over financial reporting as of December 31, 2019. This business represents approximately 3.3% of our total assets as of September 30, 2019, and approximately 0.2% of total revenue for the nine months then ended. The Company's management will fully integrate the operations of National Partners into its assessment of the effectiveness of its internal control over financial reporting in 2020.
Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, under the heading "Item 1A. Risk Factors," other than as set forth below, and investors are encouraged to review such risk factors in the Annual Report and below, prior to making an investment in the Company.

Further declines in the operating results of the Company's packaging business may result in additional impairments and related charges and could adversely impact the Company's liquidity.

As a result of continued declines in the performance of its packaging business, the Company recorded non-cash goodwill impairment charges totaling $41,853 during the three months ended September 30, 2019. The Company, in consultation with its Board of Directors, continues to review strategic alternatives with respect to the packaging business. Such actions may require the Company to record further non-cash impairment and related charges in future periods and could adversely impact the Company's ability to meet certain of its financial covenants contained in its existing credit facilities. As a result, the Company's future operating results could be adversely impacted, and its ability to access available lines of credit could be limited, or its debt obligations could be accelerated by the respective lenders, and liquidity could be adversely affected.

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

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 through July 31, 2019	—	$—	—	910,823
August 1, 2019 through August 31, 2019	—	$—	—	910,823
September 1, 2019 through September 30, 2019	—	$—	—	910,823
Total	—		—

Item 6. Exhibits

Exhibit No.	Description

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 12, 2019	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ Douglas B. Woodworth
Douglas B. Woodworth
Chief Financial Officer
(Principal Accounting Officer)