Form 10-K
period 2019-12-31
STEEL PARTNERS HOLDINGS L.P.
filed 2020-02-28
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2019
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

The aggregate market value of our common units held by non-affiliates of registrant as of June 30, 2019 totaled approximately $150.9 million based on the then-closing unit price.

On February 26, 2020, there were 25,023,128 common units outstanding.

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

Item 1. Business

The Company

SPLP is a diversified global holding company that owns and operates businesses and has significant interests in various companies, including diversified industrial products, energy, defense, supply chain management and logistics, direct marketing, banking and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other. Each of our companies has its own management team with significant experience in their industries. Our subsidiary, Steel Services Ltd ("Steel Services"), through management services agreements, provides services to us and some of our companies which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. We work with our businesses to increase corporate value over the long term for all stakeholders by implementing our unique strategy discussed in more detail below.

SPLP is managed by SP General Services LLC ("Manager"), pursuant to the terms of an amended and restated management agreement ("Management Agreement") discussed in further detail in Note 21 – "Related Party Transactions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K. From its founding in 1990, the Manager and its affiliates have focused on increasing value for investors in the entities it has managed. Our wholly-owned subsidiary, Steel Partners Holdings GP Inc. ("General Partner"), is our general partner. The General Partner has a board of directors ("Board of Directors"). The Board of Directors is currently comprised of nine members, seven of whom are elected annually by our unitholders and two of whom are appointed by the Manager. Warren G. Lichtenstein, the Executive Chairman of our Manager, serves as the Executive Chairman of the Board of Directors.

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

Kasco Blades and Route Repair Services ("Kasco") - The Kasco business provides meat-room blade products, repair services and distributed products for the meat and deli departments of supermarkets, restaurants, meat and fish processing plants, and for distributors of electrical saws and cutting equipment, principally in North America and Europe. The Kasco business also provides cutting blades for bakeries, in addition to wood cutting blade products for the pallet manufacturing, pallet recycler and portable saw mill industries in North America.

Packaging - The Packaging business includes the operations of API Group Limited ("API") and Dunmore Corporation in the U.S. and Dunmore Europe GmbH in Germany (collectively, "Dunmore"). Dunmore was acquired in February 2018. Dunmore's performance films business manufactures and distributes coated, laminated and metallized films for engineered applications in the imaging, aerospace, insulation and solar photo-voltaic markets and also provides products for custom and special applications. API manufactures and distributes foils, films and laminates used to enhance the visual appeal of products and packaging. Packaging's laminates and foils businesses produce carton board laminates and foils for the packaging of consumer goods, as well as the food and confectionery, tobacco, health and beauty, personal care, greeting cards, books, magazines, footwear, sports goods, and office and promotional products industries. On January 31, 2020, the Company announced that API Group Limited and certain of its affiliates commenced administration proceedings in the United Kingdom. The purpose of the administration proceedings is to facilitate an orderly sale or wind-down of its United Kingdom operations. In the United States, API Americas Inc. voluntarily filed for Chapter 11 proceedings in Bankruptcy Court on February 2, 2020 in order to facilitate the sale or liquidation of its business in the U.S. The API entities are wholly-owned subsidiaries of the Company. The Company will deconsolidate the API entities on the previously noted filing dates as it no longer holds a controlling financial interest as of those dates.

Energy Segment

The Energy segment provides drilling and production services to the oil & gas industry and owns a youth sports business. Below is additional information related to the consolidated businesses within the Energy segment.

Steel Energy - The Energy business provides completion, re-completion and production services to exploration and production companies in the oil & gas business. The services provided include well completion and recompletion, well maintenance and workover, flow testing, down hole pumping, plug and abandonment, well logging and perforating wireline services.

Steel Sports - Steel Sports is a social impact company committed to creating a new standard in youth sports and coaching while forging the next generation of leaders. The organization that strives to provide a first-class youth sports experience emphasizing positive experiences and instilling the core values of teamwork, respect, integrity and commitment.

Financial Services Segment

Through our subsidiary WebFinancial Holding Corporation ("WFHC"), we own 100% of WebBank. WebBank is a Utah chartered industrial bank subject to comprehensive regulation, examination and supervision of the Federal Deposit Insurance Corporation ("FDIC") and the State of Utah Department of Financial Institutions ("UDFI"). WebBank is not considered a "bank" for Bank Holding Company Act purposes and, as such, SPLP is not regulated as a bank holding company. WebBank's deposits are insured by the FDIC. WebBank engages in a full range of banking activities including originating loans, issuing credit cards and taking deposits that are federally insured. WebBank originates and funds consumer and small business loans through lending programs with unaffiliated companies that market and service the programs ("Marketing Partners"), where the Marketing Partners subsequently purchase the loans (or interests in the loans) that are originated by WebBank. WebBank also has private-label financing programs that are branded for a specific retailer, manufacturer, dealer channel, proprietary network and bank card programs. WebBank participates in syndicated commercial and industrial as well as asset based credit facilities and asset based securitizations through relationships with other financial institutions. Through its subsidiary, National Partners PFco, LLC ("National Partners"), WebBank provides commercial premium finance solutions for national insurance brokerages, independent insurance agencies and insureds in key markets throughout the United States. National Partners was acquired in April 2019.

Corporate and Other Segment

The Corporate and Other segment consists of several consolidated subsidiaries, including Steel Services, equity method and other investments, and cash and cash equivalents. Its income or loss includes certain unallocated general corporate expenses. Steel Services has management services agreements with our consolidated subsidiaries and other related companies. For additional information on these service agreements see Note 21 - "Related Party Transactions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

Business Strategy

We are focused on reducing costs, including but not limited to our corporate overhead, and the sale of non-core assets. We expect the savings and proceeds will be used to pay down debt and repurchase our units. We continuously evaluate the retention and disposition of existing operations, as well as investigate possible acquisitions. As 2020 unfolds, we expect to simplify our organizational structure and to focus on improving our free cash flow and our returns on invested capital

We strive to enhance the business operations of our companies and increase corporate value for unitholders and stakeholders through balance sheet improvements, strategic allocation of capital, and operational and growth initiatives. We use a set of tools and processes called the Steel Business System to drive operational and commercial efficiencies across each of our businesses. The Steel Business System utilizes a strategy deployment process to execute strategic initiatives for each of our businesses to improve their performance, including objectives relating to manufacturing improvement, idea generation, product development, and global sourcing of materials and services. Our operational initiatives include creating efficiencies through consolidated purchasing and materials sourcing provided by the Steel Partners Purchasing Council, which arranges shared purchasing programs and is reducing costs for, and providing other benefits to, a number of our companies. We are focused on reducing corporate overhead of our companies by centralizing certain administrative and corporate services through Steel Services, which provides management, consulting and advisory services.

Customers

The businesses within the Diversified Industrial segment are diversified across industrial markets and customers. Its businesses sell to customers in the construction, electrical, electronics, transportation, power control, utility, medical, oil and gas exploration, aerospace and defense, consumer products, packaging and food industries. No customer accounted for more than 10% of the Diversified Industrial segment's consolidated net sales in 2019 or 2018. The Diversified Industrial segment's 15 largest customers accounted for approximately 31% and 28% of consolidated Diversified Industrial segment net sales in 2019 and 2018, respectively.

The Energy segment primarily provides its services to customers' extraction and production operations in North Dakota and Montana in the Bakken basin, Colorado and Wyoming in the Niobrara basin, Texas in the Permian basin and New Mexico in the San Juan basin. It relies primarily on its local operations to sell and market its services. In 2019, the Energy segment had two customers that made up 26% of its net revenue, and its top 15 customers made up 89% and 73% of its net revenue for the years ended December 31, 2019 and 2018, respectively.

In the Financial Services segment, WebBank earns interest income primarily from interest and fees earned on loans and investments, and it earns non-interest income primarily from origination fees earned on loans, fee income on contractual lending arrangements, premiums on the sale of loans and loan servicing fees. For the years ended December 31, 2019 and 2018, the two highest grossing contractual lending programs accounted for approximately 23% and 29%, respectively, of WebBank's total revenue.

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

The businesses in our Diversified Industrial segment also require significant amounts of electricity, oil and natural gas to operate their facilities, and they are subject to price changes in these commodities. A shortage of electricity, oil or natural gas, or a government allocation of supplies resulting in a general reduction in supplies, could increase costs of production and could cause some curtailment of production.

Capital Investments

SPLP believes that in order to be and remain competitive, its businesses must continuously strive to increase revenue, improve productivity and product quality, and control and/or reduce manufacturing costs. Accordingly, SPLP expects to continue to make capital investments that reduce overall manufacturing costs, improve the quality of products produced and services provided and broaden the array of products offered to the industries it serves, as well as replace equipment as necessary to maintain compliance with environmental, health and safety laws and regulations. SPLP's capital expenditures for 2019 and 2018 were $43,024 and $47,085, respectively. SPLP anticipates funding its capital expenditures in 2020 from funds generated by operations and borrowed funds.

Employment

As of December 31, 2019, the Company employed approximately 5,000 employees worldwide. Of these employees, 665 were covered by collective bargaining agreements, all in the Diversified Industrial segment. The Energy segment also hires additional full-time and part-time employees during peak seasonal periods.

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

The Energy business operates in a highly competitive industry that is influenced by price, capacity, reputation and experience. In times of high demand, capacity, reputation and experience are major competitive forces. In times of low demand, service providers will compete on price to attract customers. In addition, the Energy business needs to maintain a safe work environment and a well-trained work force to remain competitive. Energy services are affected by seasonal factors, such as inclement weather, fewer daylight hours and holidays during the winter months. Heavy snow, ice, wind or rain can make it difficult to operate and to move equipment between work sites, which can reduce its ability to provide services and generate revenues. These seasonal factors affect competitors as well. Because they have conducted business together over several years, the members of our local operations have established strong working relationships with certain of their clients. These strong client relationships provide a better understanding of region-specific issues and enable us to better address customer needs. The market for Steel Sports' baseball facility services and soccer camps and leagues is very fragmented, and its competitors are primarily small local or regional operations.

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

These laws and regulations are constantly evolving and may be interpreted, applied, created or amended in a manner that could harm our businesses. We believe that we are in compliance in all material respects with all such laws and regulations and that we have obtained all material licenses and permits that are required for the operation of our businesses. For more information regarding regulatory risks, see the information in Part I, Item 1A, Risk Factors, of this Report.

Other Information

The amounts of revenue, earnings before interest and taxes, and identifiable assets attributable to the aforementioned business segments and additional information regarding SPLP's investments are included in Note 22 - "Segment Information" and Note 11 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

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

Item 1A. Risk Factors

Our businesses are subject to a number of risks. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this report, before you decide whether to purchase our common or preferred units. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common and preferred units could decline, and you may lose all or part of your investment.

Risks Related to Our Business

Certain of the Company's subsidiaries sponsor defined benefit pension plans, which could subject the Company to substantial cash funding requirements in the future.

The Company's ongoing operating cash flow requirements include arranging for the funding of the minimum requirements of its subsidiaries' defined benefit pension plans. The Company is jointly and severally liable with Handy & Harman Ltd. and JPS Industries Holdings LLC for such subsidiaries' underfunded pension liabilities. The performance of the financial markets and interest rates (given the mix of investment assets in the plan), as well as health care trends and associated mortality rates, impact our defined benefit pension plan expense and funding obligations. Significant changes in these factors, including adverse changes in discount rates, investment losses on plan assets and increases in participant life expectancy, may increase our funding obligations and adversely impact our financial condition. Required future contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events. See the Part II, Item 7, "Management's Discussion and Analysis of Financial

Condition and Results of Operations - Liquidity and Capital Resources" section of this annual report on Form 10-K for additional information.

We could incur significant costs, including remediation costs, as a result of complying with environmental laws or failing to comply with other extensive regulations, including banking regulations, to which our businesses are subject to.

Our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the federal, state and local levels, including laws related to anti-corruption, environmental matters, privacy matters, banking, health and safety, import laws and export control and economic sanctions, and the sale of products and services to government entities. Some of these laws and regulations pertain to the handling, storage and transportation of raw materials, products and wastes, and hazardous materials and wastes. Compliance with such requirements may make it necessary for us to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or to take other steps, which may be at a substantial cost to our subsidiaries. Although our subsidiaries maintain insurance coverage for certain environmental matters, they could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of, or liabilities under, environmental laws. Any material violations of these laws can lead to substantial liability, revocations of discharge permits, fines or penalties, and any new laws, regulations and enforcement policies could become more stringent and significantly increase our compliance costs or limit our future business opportunities, negatively impacting our financial condition, business and results of operations.

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

As discussed above, our businesses must comply with substantial additional regulations. Failure to comply with these or any other regulations could result in civil and criminal, monetary and non-monetary penalties, damage to our reputation, disruptions to our business, limitations on our ability to manufacture, import, export and sell products and services, disbarment from selling to certain federal agencies, damage to our reputation and loss of customers and could cause us to incur significant legal and investigatory fees. Compliance with these and other regulations may also require us to incur significant expenses. The products and operations of our businesses are also often subject to the rules of industrial standards bodies such as the International Organization for Standardization (ISO), and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our financial condition.

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

The consumer and business lending programs offered by WebBank are subject to extensive legal requirements at the federal and state levels. Among the laws that may be applicable to some or all of the programs offered by WebBank are:

•	the Federal Truth in Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to borrowers regarding the terms of their loans;

•	the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), the Federal Trade Commission Act and state laws that prohibit unfair, deceptive, or abusive acts or practices;

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

•
the Electronic Fund Transaction Act and Regulation E promulgated thereunder, which requires certain disclosures and imposes certain requirements on banks that provide electronic transfers of funds for consumers;

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

The Dodd-Frank Act, which was signed into law in 2010, is intended primarily to overhaul the financial regulatory framework and impacts all financial institutions, including WebBank. The Dodd-Frank Act, among other things, established the Consumer Financial Protection Bureau ("CFPB") and Financial Stability Oversight Council, consolidated certain federal bank regulators and imposed increased corporate governance and executive compensation requirements. The Economic Growth, Regulatory Relief, and Consumer Protection Act, which was signed into law in May 2018, amended the Dodd-Frank Act in some respects, but many of the requirements of the Dodd-Frank Act remain in effect. The extent and complexity of this regulatory framework and other regulations has increased WebBank's regulatory compliance burden and therefore has increased its regulatory risk.

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

Other regulators, including the CFPB and the Federal Trade Commission ("FTC"), may bring investigations and enforcement actions against WebBank's Marketing Partners. In 2018, the FTC brought such an enforcement action against one of WebBank's Marketing Partners, which remains ongoing. In 2019, the FTC reached a settlement with another WebBank Marketing Partner, in which the Marketing Partner agreed to change certain practices and to pay $3,850 to the FTC as equitable monetary relief. These actions against Marketing Partners may increase WebBank's own regulators' scrutiny of WebBank's business and could result in an increased risk of investigations or claims being brought against WebBank.

The U.S. Congress and state legislatures and federal and state regulatory authorities continually review banking laws, regulations and policies for possible changes. We cannot predict whether additional legislation or regulations will be enacted and, if enacted, the effect that it would have on our business, financial condition or results of operations.

Future cash flows from operations or through financings may not be sufficient to enable the Company to meet its obligations under its senior credit facility, and this would likely have a material adverse effect on its businesses, financial condition and results of operations, and credit market volatility may affect our ability to refinance our existing debt, borrow funds under our existing lines of credit or incur additional debt.

As of December 31, 2019, the Company had $161,314 available under its senior credit facility and $399,755 outstanding in indebtedness under this credit facility. There can be no assurances that the Company or its subsidiaries will continue to have access to their lines of credit if their financial performance does not satisfy the financial covenants set forth in the applicable financing agreements. If the Company or its subsidiaries do not meet certain of its financial covenants, and if they are unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, their ability to access available lines of credit could be limited, their debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

If the Company's or its subsidiaries' cash needs are significantly greater than anticipated or they do not materially meet their business plans, or there are unanticipated downturns in the markets for the Company's and its subsidiaries' products and services, the Company or its subsidiaries may be required to seek additional or alternative financing sources. Future disruption and volatility in credit market conditions could have a material adverse impact on the Company's ability or that of its subsidiaries to refinance debt when it comes due on terms similar to our current credit facilities, or to draw upon existing lines of credit or incur additional debt if needed. There can be no assurance therefore that any such financing will be available or available on acceptable terms. The inability to generate sufficient cash flows from operations or through financings could impair the Company's or its subsidiaries' liquidity and would likely have a material adverse effect on their businesses, financial condition and results of operations.

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

In addition, once completed, acquisitions entail further risks, including: unanticipated costs and liabilities of the acquired businesses, including environmental liabilities, that could materially adversely affect our results of operations; increased regulatory compliance relating to the acquired business; difficulties in assimilating acquired businesses, their personnel and their financial reporting systems, which would prevent the expected benefits from the transaction from being realized within the anticipating time frame; negative effects on existing business relationships with suppliers and customers; and loss of key employees of the acquired businesses. In addition, any future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities and amortization expense related to intangible assets, which could have a material adverse effect on our business, financial condition, operating results and cash flow, or the issuance of additional equity, which could dilute our unitholders' interests.

There can therefore be no assurance that we will be able to conclude any acquisition successfully or that any acquisition will achieve the anticipated synergies or other positive results. If our acquisition strategy is not successful or if acquisitions are not well integrated into our existing operations, the Company's profitability could be negatively affected.

We may sustain losses in our investment portfolio, which could have an adverse effect on our results of operations, financial condition and liquidity.

A portion of our assets consists of equity securities which are adjusted to fair value each period, as well as other investments. An adverse change in economic conditions or setbacks unique to such companies, their operations or business models may result in a decline in the value of these investments. Such declines in value are principally recognized in net income or loss in accordance with current accounting principles generally accepted in the United States of America ("U.S. GAAP"). Any adverse changes in the financial markets and declines in value of our investments may result in additional losses and could have an adverse effect on our results of operations, financial condition and liquidity.

Rising interest rates may negatively impact our investments and have an adverse effect on our business, financial condition, results of operations and cash flows.

Changes in interest rates could have an adverse impact on our business by increasing the cost of borrowing, affecting our interest costs and our ability to make new investments on favorable terms or at all. More generally, interest rate fluctuations and changes in credit spreads on floating rate loans may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our securities. In addition, an increase in interest rates may make it difficult or impossible to make payments on outstanding indebtedness. Any increase in interest rates could have a negative effect on our interest costs and investments, which could negatively impact our operating results, financial condition and cash flows.

As more fully described in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of this Report, WebBank derives a portion of its income from the excess of interest collected over interest paid. The rates of interest WebBank earns on assets and pays on liabilities generally are established contractually for a period of time. Market interest rates change over time. Accordingly, WebBank's results of operations, like those of most financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of its assets and liabilities. WebBank monitors and measures its exposure to changes in interest rates in order to comply with applicable government regulations and to limit the risk that changing interest rates could have a negative impact on its results of operations. There can be no assurance, however, that, in the event of adverse changes in interest rates, WebBank's efforts to limit interest rate risk will be successful.

The interest rates of our credit facilities are principally priced using a spread over LIBOR.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in our credit facilities such that the interest due to our lenders is calculated using LIBOR. Most of our credit facilities contain a stated minimum value for LIBOR, and as of December 31, 2019, the Company had $404,200 in outstanding indebtedness tied to LIBOR.

In 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist, or if new methods of calculating LIBOR will be established such that it continues to exist after 2021 or if replacement conventions will be developed. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities ("SOFR"). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR is uncertain. At this time, due to a lack of consensus existing as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on our liquidity or interest expense. If LIBOR ceases to exist, we may need to renegotiate our credit agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. Additionally, these changes may have an adverse impact on the amount of interest earned on the Company's loan portfolio.

Our businesses rely, and may rely, on their intellectual property and licenses to use others' intellectual property for competitive advantage. If our businesses are unable to protect their intellectual property, are unable to obtain or retain licenses to use others' intellectual property, or if they infringe upon or are alleged to have infringed upon others' intellectual property, it could have a material adverse effect on their financial condition, business and results of operations.

The success of each of our businesses depends in part on the trademarks and patents that they own, or their licenses to use others', brand names, proprietary technology and manufacturing techniques. In addition to trademark and patent protection, these businesses rely on copyrights, trade secrets, confidentiality procedures and contractual provisions to protect their intellectual property rights. The steps they have taken to protect their intellectual property rights may not prevent third parties, including our competitors, from using their intellectual property without their authorization or independently developing intellectual property that is similar. In addition, the laws of foreign countries may not protect our businesses' intellectual property rights effectively. Stopping unauthorized use of proprietary information and intellectual property, and defending claims of unauthorized use of others' proprietary information or intellectual property, may be difficult, time-consuming and costly and could subject our businesses to significant liability for damages and invalidate their property rights. We cannot provide assurance that courts will always uphold our businesses' intellectual property rights or enforce the contractual arrangements that they have entered into to obtain and protect their proprietary technology. Such unauthorized use could reduce or eliminate any competitive advantage our businesses have developed, cause them to lose sales or otherwise harm their business.

We conduct business outside of the U.S., which may expose us to additional risks not typically associated with companies that operate solely in the U.S.

We conduct business and have operations or own interests in securities of companies with operations outside the U.S. These operations have additional risks, including risks relating to currency exchange, changes in tariffs, less developed or efficient financial markets than in the U.S., absence of uniform accounting, auditing and financial reporting standards, differences in the legal and regulatory environment, different publicly available information in respect of companies in non-U.S. markets, economic and political risks, public health crises (such as the ongoing coronavirus outbreak), and possible imposition of non-U.S. taxes. We may also be adversely affected by regulatory changes and economic conditions following "Brexit" (the United Kingdom's exit from the European Union ("E.U."), which took effect on January 31, 2020), including uncertainties as to its effect on trade laws, tariffs and taxes, which could create instability and volatility in the global financial and currency markets. There can be no assurance that adverse developments with respect to such risks will not adversely affect our assets that are held in certain countries or the returns from these assets.

We also face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, U.S. laws such as export control laws and the Foreign Corrupt Practices Act, and similar laws in other countries which also prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently breached. Also, we may be held liable for actions taken by our local partners. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers or our employees, administrative remedies, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products and services in one or more countries.

Recent and potential changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of materials and products used in our operations.

The federal government has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. The current U.S. presidential administration has signaled support for implementing and, in some instances, has already proposed or taken action with respect to major changes to certain trade policies in an effort to encourage U.S. production, including tariffs on imports from China, Mexico, Canada and other countries. Theses new or increased tariffs or duties have been imposed on an array of imported materials and goods used in connection with our operations. Additionally, the federal government has threatened to impose further tariffs, duties and/or trade restrictions on imports. Foreign governments have responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods and may consider other measures. These trade conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our operating costs, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies, and, individually or in the aggregate, materially and adversely affect our business and our consolidated financial results.

Litigation or compliance failures could adversely affect our profitability.

The nature of our businesses and our investment strategies expose us to various litigation matters. We contest these matters vigorously and make insurance claims where appropriate. However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of any litigation. These lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management's attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial condition. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in legal proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our consolidated financial statements, record estimates or reserves for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial condition in any particular period. Although we make accruals as we believe warranted, the amounts that we accrue could vary significantly from any amounts we actually pay due to the inherent uncertainties in the estimation process. See the "Litigation Matters" included in Note 20 - "Commitments and Contingencies" to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this annual report on Form 10-K for additional information.

We may be required to record additional impairments and related charges or may be subject to litigation as a result of our packaging business' administration and bankruptcy proceedings.

As previously disclosed in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2019, declines in the financial and operating results of our packaging business resulted in non-cash goodwill impairment charges. The packaging business continued to decline during the fourth quarter of 2019. API Group Limited and certain of its affiliates commenced administration proceedings in the United Kingdom on January 31, 2020, and API Americas Inc. commenced bankruptcy proceedings in the United States on February 2, 2020 (collectively, "Proceedings"). As a result of the Proceedings, we may be required to record further non-cash impairment and related charges in future periods, and our future operating results could be adversely impacted. Negative events or publicity associated with the Proceedings could also adversely affect relationships with our suppliers, service providers, customers, employees and other third parties, which in turn could adversely affect our operations and financial condition. In addition, we may be subject to increased litigation risks as a result of the Proceedings, including litigation by third-parties with respect to the treatment of their claims. The defense of any such litigation may divert our management's attention, and we may incur significant expenses in defending these lawsuits. It is not possible to predict the potential litigation that we may become party to, nor the final result of such litigation. The impact of any such litigation could be material.

A significant disruption in, or breach in security of, our technology systems could adversely affect our business.

We rely on information and operational technology systems in the conduct of our business to process, transmit and store electronic information, to manufacture our products and to manage or support a variety of critical business processes and activities. In some cases, we may rely upon third-party providers of hosting, support and other services to meet our information technology requirements. Our information and operational technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents in particular are evolving and include, but are not limited to, use of malicious software, attempts to gain unauthorized access to data or control of automated production systems, and other security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Various measures have been implemented to manage our risks related to technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of technology security incidents and disruptions, our businesses could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, theft, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our competitive position, financial condition, reputation or results of operations. We have experienced and expect to continue to experience actual or attempted cyber-attacks of our information technology systems or networks, yet none of these actual or attempted cyber-attacks has had a material effect on our operations or financial condition. Further, any failure by our hosting and support partners or other third-party service providers in the performance of their services could materially harm our business. While we maintain cybersecurity insurance coverage that we believe is adequate for our business, such coverage may not cover all potential costs and expenses associated with any security incidents that may occur in the future.

A breach of our information technology systems could also result in the misappropriation of intellectual property, business plans or trade secrets. Any failure of our systems or those of our third-party service providers could result in unauthorized access or acquisition of such proprietary information, and any actual or perceived security breach could cause significant damage to our reputation and adversely impact our relationships with our customers. Additionally, while our security systems are designed to maintain the physical security of our facilities and information systems, accidental or willful security breaches or other unauthorized access by third parties to our facilities or our information systems could lead to misappropriation of proprietary and confidential information.

If any person, including any of our employees or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our client, customer or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, litigation, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.

We take cybersecurity seriously and devote significant resources and tools to protect our systems, products and data and to prevent unwanted intrusions and disclosures, in compliance with applicable U.S. federal and state laws and non-U.S. laws and regulations addressing cybersecurity. However, these security and compliance efforts are costly to implement and may not be successful. There can be no assurance that we will be able to prevent, detect and adequately address or mitigate such cyber-attacks or security breaches. Any such breach could have a material adverse effect on our operations and our reputation and could cause irreparable damage to us or our systems, regardless of whether we or our third-party providers are able to adequately recover critical systems following a systems failure.

Current and proposed laws and regulations regarding the protection of personal data could result in increased risks of liability or increased cost to us or could limit our service offerings.

Some of our businesses collect and store personal data and any security breaches of our systems could result in the misappropriation or unauthorized disclosure of personal data belonging to us or to our employees, partners, customers or suppliers. The regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. laws and regulations governing the privacy, security and protection of personal and confidential information of our customers and employees. In particular, the E.U. has adopted the General Data Protection Regulation, or GDPR, which contains numerous requirements for processing personal data of, and honoring the exercise of GDPR specific rights by, E.U.-based data subjects and provides for penalties up to the greater of €20,000 or 4% of worldwide gross revenue for violation. We are subject to the GDPR with respect to our E.U. operations and employees. Privacy laws such as the GDPR and similar laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. In particular, as the E.U. states reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant E.U. member states' laws and regulations, including where permitted derogations from the GDPR are introduced. In addition, the state of California has recently enacted a comprehensive data privacy law that grants new rights to California residents, and additional laws may be enacted in other states or at the U.S. federal level. The GDPR, any resultant changes in E.U. member states' national laws and regulations, and existing or new U.S. state or federal data privacy laws and regulations may increase our compliance obligations and may necessitate the review and implementation of policies and processes relating to our collection, security and use of data.

This increase in compliance obligations could also lead to an increase in compliance costs which may have an adverse impact on our business, financial condition and results of operations. Moreover, failure to comply with these data protection and privacy regulations and rules in various jurisdictions, or to resolve any serious privacy or security complaints, could subject us to regulatory sanctions, criminal prosecution or civil liability. Additionally, if we violate applicable laws, regulations or duties relating to the use, privacy or security of personal data, we could be subject to civil liability or criminal prosecution, be forced to alter our business practices and suffer reputational harm.

Labor disputes may have an adverse effect on the Company's business.

Some of our businesses are party to collective bargaining agreements with various labor unions in the United States and internationally. For more information, see Part I, Item 1, "Business - Employment." We may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under these collective bargaining agreements and labor contracts or our potential inability to negotiate acceptable contracts with these unions. If the unionized workers in the United States or internationally were to engage in a strike, work stoppage or other slowdown; if other employees were to become unionized or if the terms and conditions in future labor agreements were renegotiated, our businesses could experience a significant disruption in their operations, which could cause them to be unable to deliver products to customers on a timely business. Such disruptions could also result in loss of business and higher ongoing labor costs.

Additionally, we believe some of our direct and indirect suppliers have unionized workforces. Strikes, work stoppages or slowdowns experienced by suppliers could result in slowdowns or closures of facilities where components of our products are manufactured or delivered. Any interruption in the production or delivery of these components could reduce sales, increase costs and have a material adverse effect on us.

Loss of essential employees or an inability to recruit and retain experienced personnel could have a significant negative impact on our business.

Our success is largely dependent on the skills, experience, and efforts of our management and other employees. The loss of the services of one or more members of our senior management or of numerous employees with essential skills could have a negative effect on our business, financial condition and results of operations. If we are not able to retain or attract talented, committed individuals to fill vacant positions when needs arise, it may adversely affect our ability to achieve our business objectives.

We may also face difficulty hiring and retaining experienced employees. Continued economic expansion and reductions in unemployment rates and the tightening of labor markets could increase the cost of operating any or all of our businesses or make it more difficult to recruit and retain those with appropriate skillsets. In a tight labor market, it may take longer to identify and hire additional employees, and such delays could, in turn, increase fees paid to recruiting firms or the amount of overtime paid to existing employees. A tightening labor market may also drive the cost of retaining employees with appropriate skillsets higher to the extent we face increased competition from employers willing or able to pay higher wages.

WebBank's status as lender of the loans it offers, and the ability of assignees to collect interest, may be challenged, and these challenges could negatively impact WebBank's ongoing and future business.

WebBank's business includes lending programs with Marketing Partners, where the Marketing Partners provide origination servicing for the loans and subsequently purchase the loans (or interests in the loans) that are originated by WebBank. There have been litigation and regulatory actions which have challenged lending arrangements where a bank has made a loan and then sold and assigned it to an entity that is engaged in assisting with the origination and servicing of the loan. Some of these cases have alleged that the marketing and servicing entity should be viewed as the "true creditor" of the loans originated through the lending program, and the bank should be disregarded. If this type of challenge is successful, state law interest rate limitations and other requirements that apply to non-bank lenders would then be applicable, instead of the federal interest rate laws that govern bank lenders. Other cases have relied on the claim that even if a bank originated a loan based on the federal interest rate laws, an assignee of a bank is not permitted to rely on the federal law and is instead subject to state law limitations. Certain of these challenges have been brought or threatened in programs involving WebBank, including a pending lawsuit against one of WebBank's Marketing Partners brought by the Administrator of the Uniform Consumer Credit Code in Colorado. WebBank has intervened in that litigation, which remains pending and is set for trial beginning in May 2020. Such cases or regulatory actions, if successfully brought against

WebBank or its Marketing Partners or others, could negatively impact WebBank's ongoing and future business. WebBank continues to structure its programs, and to exercise control over these programs, to address these risks, although there can be no assurance that additional cases or regulatory actions will not be brought in the future.

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

Federal banking agencies jointly adopted a final rule on July 9, 2019 that simplified the treatment of certain assets and deductions for institutions such as WebBank that are not subject to the so-called "advanced approaches" capital rule. The final rule adjusted the deduction thresholds for certain mortgage servicing assets, deferred tax assets, investments in the capital of unconsolidated financial institutions and minority interests. Although the final rule is not fully effective until April 1, 2020, the banking agencies adopted a rule on November 21, 2017 (following a proposed rule on September 27, 2017, that proposed to simplify these capital requirements) that provided interim relief to non-advanced approaches banking organizations by extending the regulatory capital transition periods effective in 2017 for certain items, including regulatory capital deductions, risk weights and certain minority interest limitations.

The Company currently cannot predict the specific impact and long-term effects that Basel III and its implementation in the U.S. will have on WebBank and the banking industry more generally. Furthermore, the Dodd-Frank Act codified a longstanding policy that all companies that directly or indirectly control an FDIC-insured bank are required to serve as a source of financial strength for such institution. As a result, SPLP could be called upon by the FDIC to infuse additional capital into WebBank to the extent that WebBank fails to satisfy its capital requirements, including at times that SPLP might not otherwise be inclined to provide it and even if doing so may adversely affect SPLP's ability to meet its other obligations, which include limitations on capital contributions to WebBank specified in the Company's senior credit facility.

WebBank's lending programs depend on relationships with Marketing Partners.

WebBank offers its lending programs with Marketing Partners. For the years ended December 31, 2019 and 2018, the two highest grossing contractual lending programs accounted for approximately 23% and 29%, respectively, of WebBank's total revenue. If its Marketing Partners do not provide origination services or other services to WebBank, or provide those services in a faulty manner, that may negatively impact WebBank's ongoing and future business. In addition, if the Marketing Partners or other third parties do not purchase the loans (or interests in loans) that are originated by WebBank, then WebBank may need to retain those loans (or interests in loans) and that may negatively impact its ongoing and future business. Marketing Partners are also required to indemnify WebBank for certain liabilities that may arise from the lending programs. If Marketing Partners are unable or unwilling to satisfy their indemnification obligations, then WebBank would face increased risk from liability for claims made in private litigation or regulatory enforcement actions. Marketing Partners may rely on outside sources of capital to meet their obligations. Market conditions and other factors may affect the availability of capital for Marketing Partners. The availability of capital may also affect the volume of loans that can be originated through WebBank's lending programs. In recent periods, the availability of capital has been more limited for several of WebBank's Marketing Partners, resulting in a decrease in loan volume and a negative impact on WebBank's business.

Economic downturns could disrupt and materially harm our businesses.

Negative trends in the general economy, including rising interest rates and commodity prices, could cause a downturn in the markets for our products and services. A significant portion of our revenues in the Diversified Industrial segment are received from customers in transportation, oil and gas exploration, and construction-related industries, which have experienced significant financial downturns in the past. These industries are cyclical and demand for their products tends to fluctuate due to changes in national and global economic conditions, availability of credit and other factors. A worsening of customer demand in these industries would adversely affect our revenues, profitability, operating results and cash flows. In our Energy segment, the level of oil and natural gas exploration and production activity in the U.S. is affected by the price of oil. Reduced discovery rates of new oil and natural gas reserves, or a decrease in the development rate of reserves in our market areas, weakness in oil and natural gas prices, or our customers' perceptions that oil and natural gas prices will decrease in the future, could result in a reduction in the utilization of our equipment and result in lower revenues or rates for the services of our Energy segment. Our customers' willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by many factors over which we have no control. Our Financial Services segment could be impacted by tightening of the credit markets and other general economic declines that could result in a decrease in lending and demand for consumer loans. We may also experience a slowdown if some customers experience difficulty in obtaining adequate financing due to tightness in the credit markets. Furthermore, the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers. Our assets may also be impaired or subject to write-down or write-off as a result of these conditions. These adverse effects would likely be exacerbated if global economic conditions worsen, resulting in wide-ranging, adverse and prolonged effects on general business conditions, and materially and adversely affect our operations, financial results and liquidity.

Our subsidiaries do not have long-term contracts with all of their customers, and the loss of customers with which we do not have long-term contracts could materially adversely affect our financial condition, business and results of operations.

Our businesses are based primarily upon individual orders, sales and service agreements with customers and not long-term contracts. As such, these customers could cease buying products or using our services at any time, for any reason, and with little or no notice, and we will have no recourse in the event a customer no longer wants to purchase products from us or use our services. If a significant number of our customers reduce, or elect not to purchase products or use our services, or we have to make price concessions in order to retain certain customers, it could materially adversely affect our financial condition, business and results of operations. In the event of termination, our subsidiaries' contracts sometimes provide for fees for winding down the products or services, but these fees may not be sufficient for us to maintain the revenues associated with the canceled contract or to compensate for the losses incurred in finding replacement sources of revenue.

Our internal controls over financial reporting may not be effective, and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC thereunder ("Section 404"). Section 404 requires our management to report on the design and effectiveness of our internal controls over financial reporting. To the extent that we remain an "accelerated filer," as defined under the rules of the SEC (with a public float of voting and non-voting common equity of $75,000 or more as of the last business day of the second quarter of our most recently completed fiscal year), Section 404 also requires an independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls. There can be no assurance that our independent registered public accounting firm will issue an unqualified report attesting to our internal controls over financial reporting. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements or our consolidated financial statements could change.

Any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, and cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our consolidated financial statements. We may also be required to incur costs to improve our internal control system and hire additional personnel or remediate significant deficiencies or material weaknesses. This could negatively impact our results of operations.

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

Warren G. Lichtenstein, our Executive Chairman and a substantial unitholder, is the Chief Executive Officer of our Manager. As of December 31, 2019, Mr. Lichtenstein directly owned approximately 3.4% of our outstanding common units. In addition, affiliates of our Manager, including Mr. Lichtenstein, beneficially own approximately 57.0% of our outstanding common units, although Mr. Lichtenstein disclaims beneficial ownership of any common units not directly held by him. We have entered into transactions and/or agreements with these entities. There can be no assurance that such entities will not have interests in conflict with our own, or that Mr. Lichtenstein will not have interests different than those of our unitholders.

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

Our success depends on the efforts, skills, reputation and business contacts of Warren G. Lichtenstein, the Chairman and Chief Executive Officer of the Manager and Jack L. Howard, the President of the Manager. While the key members of the Manager have worked for the Manager and its affiliates for many years, our Manager does not have any employment agreements with any of the key members of its management team, and their continued service is not guaranteed. The loss of the services of Mr. Lichtenstein or Mr. Howard could have a material adverse effect on our asset values, revenues, net income and cash flows and could harm our ability to maintain or grow our existing operations or pursue additional opportunities in the future.

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

There can be no assurance as to the volume of our common or preferred units or the degree of price volatility for our common and preferred units traded on the New York Stock Exchange. There are transfer restrictions contained in the Company's Partnership Agreement to help protect net operating tax loss carryforwards of certain of the Company's corporate subsidiaries and other portfolio companies. Unless renewed, the transfer restrictions will expire on February 7, 2023, and they could hinder development of an active market for our common and preferred units.

Risks Related to Taxation

All statutory references in this section are to the Internal Revenue Code of 1986, as amended, or the "Code."

Our common unitholders may be subject to U.S. federal, state and other income tax on their share of our taxable income, regardless of whether they receive any cash distributions from us.

The Company operates, for U.S. federal income tax purposes, as a partnership and not a publicly traded partnership taxable as a corporation. Our common unitholders will be subject to U.S. federal, state, local and possibly, in some cases, foreign income tax on their allocable share of our taxable income, whether or not they receive cash distributions from us. Any future determination to declare dividends on the Company's common units will remain at the discretion of the Board of Directors of the General Partner and is separately determined regardless of the allocation of taxable income. Accordingly, our common unitholders may be required to make tax payments in connection with their ownership of common units that significantly exceed their cash distributions in any given year.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act ("Act") was enacted. The Act made substantial changes to the Code, some of which could have an adverse effect on our business. Among other things, the Act (i) reduces the U.S. corporate income tax rate from 35% to 21% beginning in 2018, (ii) generally will limit annual deductions for interest net expense to no more than 30% of our "adjusted taxable income," plus 100% of our business interest income for the year, and (iii) will permit a taxpayer to offset only 80% (rather than 100%) of its taxable income with any U.S. net operating losses ("NOLs") generated for taxable years beginning after 2017. The U.S. Department of the Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. While the U.S. Department of the Treasury has issued some proposed regulations since the enactment of the Act, additional guidance is likely forthcoming. The prospects of supplemental legislation or regulatory processes to address uncertainties that arise because of the Act, or evolving technical interpretations of the tax law, may cause our consolidated financial statements to be impacted, whether negatively or positively, in the future. We intend to continue analyzing the effects of the Act as subsequent guidance continues to emerge.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Diversified Industrial Segment

As of December 31, 2019, the Diversified Industrial segment had 34 active operating plants in the United States, Canada, China, United Kingdom, Germany, France and Mexico, with a total area of approximately 3,237,005 square feet, including warehouse, office, sales, service and laboratory space. The Diversified Industrial segment also owns or leases sales, service, office and warehouse facilities at 26 other locations in the United States, United Kingdom, Canada, Germany, France, Italy, Poland, Netherlands, Singapore and China which have a total area of approximately 599,384 square feet, and owns or leases 4 non-operating locations with a total area of approximately 572,245 square feet. Manufacturing facilities are located in: Camden, Delaware; Brewster, New York; Bristol, Pennsylvania; Addison, Illinois; Evansville and Osgood, Indiana; Agawam and Billerica, Massachusetts; Rockford and Montevideo, Minnesota; Arden and Statesville, North Carolina; Anderson, South Carolina; Kenosha, Cudahy and Muskego, Wisconsin; Warwick, Rhode Island; Lawrence, Kansas; Toronto, Canada; Matamoros, Mexicali and Tecate, Mexico; Welham Green, Gwent, Poynton and Livingston, United Kingdom; Freiburg, Germany; Riberac, France; and Xianghe and Suzhou,

China. The following plants are leased: both Tecate plants, Addison, Kenosha, Muskego, Arden, Rockford, one of two Matamoros plants, Mexicali, Freiburg, Xianghe and Suzhou plants. The other plants are owned. The Diversified Industrial segment considers its manufacturing plants and service facilities to be well maintained and efficiently equipped, and therefore suitable for the work being done. The productive capacity and extent of utilization of its facilities is dependent in some cases on general business conditions and in other cases on the seasonality of the utilization of its products. Capacity can be expanded at some locations.

Energy Segment

As of December 31, 2019, the Energy business owns 3 buildings in Williston, North Dakota, including one that serves as operations hub in the Bakken basin along with separate buildings with office and shop space, 3 buildings in Farmington, New Mexico which serve as office and shop space, and a non-operating location in Arnegard, North Dakota. The Energy business also owns office and shop space in Texas that serves as its operations hub in the Permian basin. Steel Energy leases 4,740 square feet of office space headquartered in Johnstown, Colorado, and the Energy business leases shop space and office space in other locations under month-to-month arrangements on an as-needed basis, and owns and leases housing for temporary living arrangements for certain of its employees.

Steel Sports has a lease for approximately 28 acres of land in Yaphank, New York for its baseball services operation. Steel Sports also has a lease for office space in Cedar Knolls, New Jersey which serves as the headquarters for its youth soccer operation, and also has leases in various states for small administrative offices to support the soccer operation.

Financial Services Segment

As of December 31, 2019, WebBank leases 29,751 square feet of office space headquartered in Salt Lake City, Utah. WebBank also leases office space in Summit, New Jersey and Denver, Colorado. WebBank believes that these facilities are adequate for its current needs and that suitable additional space will be available as required.

Corporate and Other Segment

As of December 31, 2019, Steel Services leases 15,660 square feet of office space headquartered in New York, New York, leases 3,082 square feet of office space in Hermosa Beach, California, leases 3,230 square feet of office space in Schaumburg, Illinois and leases approximately 1,350 square feet of office space in Warwick, Rhode Island.

Item 3. Legal Proceedings

The information set forth under Note 20 - "Commitments and Contingencies" to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see also Part I, Item 1A, Risk Factors, of this Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All monetary amounts in this section are in thousands, except for common unit and per common unit data.

Market Information

As of December 31, 2019, we had 25,023,128 common units issued and outstanding. Our common units, no par value, are quoted on the New York Stock Exchange under the symbol "SPLP."

Holders

As of December 31, 2019, there were approximately 91 unitholders of record.

Issuer Purchases of Equity Securities

The Board of Directors of Steel Partners Holdings GP Inc., the general partner of SPLP, has approved the repurchase of up to an aggregate of 3,000,000 of the Company's common units ("Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. During the year ended December 31, 2019, the Company purchased 505,336 units, for an aggregate price of approximately $6,721. There remain 910,823 units that may yet be purchased under the Repurchase Program.

Item 6. Selected Financial Data

The following table contains our selected historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Annual Report on Form 10-K. The selected financial data as of and for the years ended December 31, 2019 and 2018 has been derived from our audited consolidated financial statements at those dates and for those periods, contained elsewhere in this Annual Report on Form 10-K. The historical selected financial data as of and for the years ended December 31, 2017, 2016 and 2015 has been derived from our audited consolidated financial statements adjusted for discontinued operations and other adjustments at those dates and for those periods, as applicable, not contained in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENT OF OPERATIONS DATA (a), (b)		Year Ended December 31,
(in thousands, except common unit and per common unit data)	2019	2018	2017	2016	2015
Revenue	$1,561,771	$1,584,614	$1,372,027	$1,163,549	$965,059
Net income (loss) from continuing operations	$3,853	$(31,490)	$6,012	$2,571	$70,311
Income from discontinued operations	—	—	—	—	86,257
Net income (loss)	3,853	(31,490)	6,012	2,571	156,568
Net loss (income) attributable to noncontrolling interests in consolidated entities	97	(1,114)	(6,028)	4,059	(19,833)
Net income (loss) attributable to common unitholders	$3,950	$(32,604)	$(16)	$6,630	$136,735
Net income (loss) per common unit - basic:
Net income (loss) from continuing operations	$0.16	$(1.25)	$—	$0.25	$2.97
Net income from discontinued operations	—	—	—	—	2.03
Net income (loss) attributable to common unitholders	$0.16	$(1.25)	$—	$0.25	$5.00
Basic weighted-average common units outstanding	24,964,643	25,984,185	26,053,098	26,353,714	27,317,974
Net income (loss) per common unit - diluted:
Net income (loss) from continuing operations	$0.16	$(1.25)	$—	$0.25	$2.96
Net income from discontinued operations	—	—	—	—	2.02
Net income (loss) attributable to common unitholders	$0.16	$(1.25)	$—	$0.25	$4.98
Diluted weighted-average common units outstanding	24,965,209	25,984,185	26,053,098	26,486,209	27,442,308

(a)
Statement of operations data includes the consolidation of the results of acquired entities, or their operating assets, from their respective acquisition dates: primarily, JPS Industries, Inc. on July 2, 2015, CoSine Communications, Inc. and API on January 20, 2015 and April 17, 2015, respectively, SL Industries, Inc. on June 1, 2016, Electromagnetic Enterprise division of Hamilton Sundstrand Corporation on September

30, 2016, Hazen Paper Company and Amsterdam Metallized Products B.V. on July 27, 2016 and December 1, 2016, respectively, Basin Well Logging Wireline Services, Inc. in May 2017, Dunmore and PST Group, Inc. ("PST") on February 16, 2018 and June 1, 2018, respectively, and National Partners on April 1, 2019.

(b)
Effective January 1, 2018 upon adoption of Accounting Standards Update No. 2016-01, unrealized gains or losses on equity securities are no longer recorded in Accumulated other comprehensive income (loss) on the consolidated balance sheet, but are instead recorded in Realized and unrealized (gains) losses on securities, net in the consolidated statement of operations.

BALANCE SHEET DATA	December 31,
(in thousands, except per common unit data)	2019	2018	2017	2016	2015
Cash and cash equivalents	$148,348	$334,884	$418,755	$450,128	$185,852
Marketable securities	220	1,439	58,313	53,650	80,842
Long-term investments	275,836	258,044	236,144	120,066	167,214
Total assets	2,332,354	2,356,059	2,164,040	1,967,115	1,684,773
Long-term debt (a)	391,136	478,096	412,584	330,126	235,913
SPLP Partners' capital (b)	472,613	488,787	519,239	548,741	558,034
SPLP Partners' capital per common unit	18.89	19.32	19.71	20.98	20.95
Dividends declared per common unit	—	—	—	0.15	—

(a)	Excludes the current portion of long-term debt, which totaled $14,208, $799, $459, $62,928 and $2,176 at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(b)
SPLP Partners' capital as of December 31, 2017 was revised as a result of a tax related adjustment recorded in 2019. For further details see Note 1 - "Nature of the Business and Basis of Presentation" to the Consolidated Financial Statements found elsewhere in this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto that are available elsewhere in this Annual Report on Form 10-K. The following is a discussion and analysis of SPLP's consolidated results of operations for the years ended December 31, 2019 and 2018. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A., Risk Factors. All monetary amounts used in this discussion are in thousands except common and preferred unit and per common and preferred unit amounts.

Business Segments

SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other, which are managed separately and offer different products and services. For a more complete description of the Company's segments, see Part I, Item 1., "Business - Products and Product Mix" found elsewhere in this Form 10-K.

Recent Developments

Following is a summary of recent developments that have impacted the Company in 2019 and early 2020. For additional discussion of these matters, please see the Company's Consolidated Financial Statements, included in Part II, Item 8., Financial Statements and Supplementary Data, of this Report.

•
On February 6, 2020 ("Redemption Date"), the Company redeemed 1,600,000 preferred units at a price equal to $25 per unit, plus an amount of $0.22 per unit, equal to any accumulated and unpaid distributions up to, but excluding, the Redemption Date, for a total payment of approximately $40,400.

•
On January 31, 2020, the Company announced that API Group Limited and certain of its affiliates commenced administration proceedings in the United Kingdom. The purpose of the administration proceedings is to facilitate an orderly sale or wind-down of its United Kingdom operations. In the United States, API Americas Inc. voluntarily filed for Chapter 11 proceedings in Bankruptcy Court on February 2, 2020 in order to facilitate the sale or liquidation of its assets. The API entities are wholly-owned subsidiaries of the Company and are included in the Diversified Industrial segment. The Company will deconsolidate the API entities on the previously noted filing dates as it no longer holds a controlling financial interest as of those dates.

•
During the three months ended December 31, 2019, as a result of declines in market conditions and customer demand at API, the Company determined that the carrying value of API's long-lived assets, primarily machinery and equipment and buildings, exceeded their estimated market value by $26,514. Also, as described in Note 9 - "Goodwill and Other Intangible Assets, Net," found elsewhere in this Form 10-K, the Company fully impaired API's intangible assets of $3,078. The Company recorded these impairments in Asset Impairment Charges in the accompanying consolidated statement of operations, found elsewhere in this Form 10-K, for the year ended December 31, 2019. Further declines in market conditions, customer demand or other potential changes in operations at API in future periods may increase the risk that API's remaining long-lived assets, totaling approximately $12,053 in aggregate as of December 31, 2019, may not be recoverable and may potentially be impaired. Refer to Note 26 - "Subsequent Events," found elsewhere in this Form 10-K, for further discussion of API.

•
As a result of declines in customer demand and the performance of the packaging business, which includes the operations of API and Dunmore and is included in the Diversified Industrial segment, the Company fully impaired the packaging business' goodwill and recorded a $41,853 charge in Goodwill impairment charges in the accompanying consolidated statements of operations, found elsewhere in this Form 10-K, during the quarterly period ended September 30, 2019.

•
During the second quarter of 2019, the Company became aware of a misstatement related to its January 2015 sale of Arlon, LLC, whereby the tax basis of Arlon, LLC at the time of sale was calculated incorrectly. The misstatement was discovered in connection with an IRS examination of the Company's 2015 income tax filing. The accompanying consolidated statements of changes in capital found elsewhere in this Form 10-K have been adjusted to decrease the opening balance of Partners' capital as of December 31, 2017 by approximately $26,864, with a corresponding increase to Accrued liabilities at December 31, 2018. The estimated liability of $26,864 is made up of federal tax and interest of $24,002, and state tax and interest of $2,862. The IRS audit was expanded to include 2016 and 2017, and all years were subsequently agreed and settled for federal tax purposes in late 2019. The Company settled the federal portion of the IRS audit for $21,782 in the fourth quarter of 2019, and recorded a benefit of $2,220 in Income tax provision in the accompanying consolidated statement of operations, found elsewhere in this Form 10-K, for the year ended December 31, 2019. Refer to Note 17 - "Income Taxes," found elsewhere in this Form 10-K, for further detail.

•
On July 9, 2019, the Company entered into a settlement of a stockholder class action, captioned Sciabacucchi v. DeMarco, et al. In the settlement, the defendants agreed to pay the plaintiff class $30,000, but denied that they engaged in any wrongdoing or committed any violation of law or breach of duty and stated that they believe they acted properly, in good faith, and in a manner consistent with their legal duties. The settlement was approved by the court on December 2, 2019. Our insurance carriers agreed to contribute an aggregate of $17,500 toward the settlement amount. The Company recorded a charge of $12,500 in Selling, general and administrative expenses in the consolidated statement of income for the twelve months ended December 31, 2019, found elsewhere in this Form 10-K, which consisted of the legal settlement of $30,000, reduced by $17,500 of insurance recoveries. The settlement was paid on December 17, 2019. The Company made a demand of an aggregate of $10,000 in further contributions from two insurance carriers, which the carriers declined, and we are pursuing claims in court to endeavor to recover this sum, although there can be no assurance as to the outcome of this litigation.

•
On April 1, 2019, the Company, through its subsidiary, WebBank, completed the acquisition of National Partners for consideration of $47,725, which includes assumed debt, including debt with a third-party that WebBank had a preexisting $10,000 participation, and is subject to a potential $1,800 earn-out based on future performance through June 30, 2020, as provided in the purchase agreement. National Partners provides commercial premium finance solutions for national insurance brokerages, independent insurance agencies and insureds in key markets throughout the United States.

•
On January 31, 2019, the Company entered into an amendment to its senior credit facility to allow the Company to (i) convert $200,000 of the revolving credit commitments into a term loan with quarterly amortization equating to 5.0% per annum, (ii) amend certain defined leverage ratios under the credit agreement, increasing allowable leverage by 0.25 "turns" on a permanent basis through the maturity of the credit agreement, (iii) eliminate certain previously allowed investments, which would have reduced collateral available to the Company's lenders and (iv) make certain administrative changes.

•
During the year ended December 31, 2019, the Company purchased 505,336 units, for an aggregate price of approximately $6,721 under the Repurchase Program. The Company has purchased 2,089,177 common units for an aggregate price of approximately $33,881 under the Repurchase Program, and there remain 910,823 units that may yet be purchased under the Repurchase Program.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018
Revenue	$1,561,771	$1,584,614
Cost of goods sold	1,052,241	1,109,978
Selling, general and administrative expenses	356,803	352,794
Goodwill impairment charges	41,853	—
Asset impairment charges	30,506	8,108
Interest expense	41,409	39,234
Realized and unrealized (gains) losses on securities, net	(47,315)	62,586
All other expenses, net	58,513	21,336
Total costs and expenses	1,534,010	1,594,036
Income (loss) before income taxes and equity method investments	27,761	(9,422)
Income tax provision	15,865	12,559
Loss of associated companies, net of taxes	8,043	9,509
Net income (loss)	3,853	(31,490)
Net loss (income) attributable to noncontrolling interests in consolidated entities	97	(1,114)
Net income (loss) attributable to common unitholders	$3,950	$(32,604)

Revenue

Revenue in 2019 decreased $22,843, or 1.4%, as compared to 2018. Excluding growth from acquisitions of 1.1% and the effect of an increase in average silver prices in the Diversified Industrial segment of 0.1%, which were partially offset by the unfavorable impact from changes in foreign exchange rates of 0.2%, revenue decreased by 2.4%. The net revenue decrease of 2.4% was due to lower sales volume from our Diversified Industrial and Energy segments, partially offset by growth from the Financial Services segment. The acquisition growth was primarily due to the acquisitions of Dunmore (February 2018), PST (June 2018) and National Partners (April 2019).

Cost of Goods Sold

Cost of goods sold in 2019 decreased $57,737, or 5.2%, as compared to 2018, primarily due to decreases in the Diversified Industrial and Energy segments. The decreases in the Diversified Industrial and Energy segments were primarily due to lower sales volume, partially offset by the impact of the Dunmore and PST acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") in 2019 increased $4,009, or 1.1%, as compared to 2018, primarily due to the expense associated with a recent legal settlement in the Corporate and Other segment and higher personnel expenses to support growth initiatives and increasing regulatory compliance in the Financial Services segment, partially offset by decreases in the Diversified Industrial, excluding the Dunmore acquisition impact, and Energy segments due to lower sales volume and lower acquisition related costs.

Goodwill Impairment Charges

As a result of declines in customer demand and the performance of the packaging business during 2019, the Company recorded a $41,853 charge in the consolidated statements of operations for the year ended December 31, 2019, to fully impair the packaging business' goodwill. There were no goodwill impairment charges recorded during 2018.

Asset Impairment Charges

The asset impairment charges of $30,506 in 2019 were primarily associated with impairments of long-lived and intangible assets due to declines in the packaging business in the Company's Diversified Industrial segment. The impairment charges in 2018 of $8,108 were primarily associated with the loss of acquired customer relationships in the Company's packaging business.

Interest Expense

Interest expense for the years ended December 31, 2019 and 2018 was $41,409 and $39,234, respectively. The higher interest expense in 2019 was primarily due to higher borrowing levels due to the Company's recent acquisitions and legal settlement described above and in Note 20 - "Commitments and Contingencies" found elsewhere in this Form 10-K.

Realized and Unrealized (Gains) Losses on Securities, Net

Realized and unrealized (gains) losses on securities, net was a gain of $47,315 in 2019, as compared to a loss of $62,586 in 2018. The changes in realized and unrealized (gains) losses on securities over the respective periods are primarily due to mark-to-market adjustments on the Company's portfolio of securities, which are required to be recorded in earnings under U.S. GAAP.

All Other Expenses, Net

All other expenses, net were higher by $37,177 in 2019, as compared to 2018. The increase was primarily due to higher finance interest expense and a higher provision for loan losses, as compared to 2018.

Income Taxes

As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. The Company's tax provision represents the income tax expense or benefit of its consolidated corporate subsidiaries. For the year ended December 31, 2019, a tax provision of $15,865 was recorded, as compared to $12,559 in 2018. Significant losses incurred by a corporate subsidiary together with losses incurred by the limited partnership, a flow-through entity, for both of which no tax benefits have been recorded, resulted in an effective tax rate of 57.1% based on the consolidated income before income taxes and equity method investments of $27,761 in 2019. A similarly high consolidated effective tax rate was the case in 2018, driven primarily by the same factors.

Loss of Associated Companies, Net of Taxes

The Company incurred a loss from associated companies, net of taxes, of $8,043 in 2019, as compared to a loss of $9,509 in 2018. For the details of each of these investments and the related mark-to-market adjustments in both periods, see Note 11 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

Segment Analysis

	Year Ended December 31,
	2019	2018
Revenue:
Diversified industrial	$1,226,365	$1,286,665
Energy	163,972	175,950
Financial services	171,434	121,999
Total	$1,561,771	$1,584,614
Segment (loss) income before interest expense and income taxes:
Diversified industrial	$(20,430)	$56,057
Energy	(1,850)	(9,012)
Financial services	68,560	54,544
Corporate and other	14,847	(81,286)
Income before interest expense and income taxes	61,127	20,303
Interest expense	41,409	39,234
Income tax provision	15,865	12,559
Net income (loss)	$3,853	$(31,490)
Segment depreciation and amortization:
Diversified industrial	$54,141	$59,582
Energy	17,548	20,214
Financial services	423	397
Corporate and other	154	130
Total depreciation and amortization	$72,266	$80,323
Loss of associated companies, net of taxes (included above):
Corporate and other	$(8,043)	$(9,509)
Total	$(8,043)	$(9,509)

Diversified Industrial

Net sales in 2019 decreased by $60,300, or 4.7%, as compared to 2018. The change in net sales reflects $14,323 in incremental sales associated with the Dunmore (February 2018) and PST (June 2018) acquisitions and an increase of $2,100 as a result of higher average silver prices, partially offset by the unfavorable impact from foreign exchange rates of $3,918. Excluding the acquisitions, foreign exchange rate impact and change in silver prices, net sales decreased by approximately $72,805, primarily due to lower sales volume from the packaging and electrical products businesses, partially offset by higher sales volume in the building materials business.

Segment operating income in 2019 decreased by $76,487, or 136.4%, as compared to 2018. The lower operating income was driven by $41,853 of goodwill impairment charges and $30,506 of asset impairment charges primarily associated with the packaging business and lower gross profit, as compared to the same period in 2018, primarily due to lower sales volume from the packaging and electrical products businesses, partially offset by higher operating income from the building materials business on higher sales volume and as well as lower acquisition related costs in 2019.

Energy

In 2019, net revenue decreased $11,978, or 6.8%, as compared to 2018. The decrease in net revenue was primarily due to the Company's exit from certain low margin operations, as well as the adverse effects that the decline in energy prices has had on the oil services industry.

Segment operating loss in 2019 decreased $7,162, or 79.5%, as compared to 2018. The reduction in operating loss was primarily due to higher gross profit and lower SG&A. The increase in gross profit was primarily the result of exiting low margin business that resulted in improved gross profit margin in 2019, as compared to 2018.

Financial Services

Revenue in 2019 increased $49,435, or 40.5%, as compared to 2018. The increase was due to higher interest income driven by larger outstanding loan receivable balances and increased volume in lending programs, as compared to 2018.

Segment operating income in 2019 increased $14,016, or 25.7%, as compared to 2018. The increase was due to the impact of the higher revenue discussed above, partially offset by higher expenses. SG&A increased primarily driven by higher personnel expenses to support growth initiatives and the continued expansion of WebBank's compliance and oversight group to meet increasing regulatory expectations. In addition, the provision for loan losses increased $24,315 and finance interest expense increased $5,991 in 2019, as compared to 2018. The higher provision for loan losses was to support growth of consumer and small business loans held to maturity, and the higher finance interest expense was due to a larger deposit balance to support loan growth and an increase in interest rates.

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

	Year Ended December 31,
	2019			2018
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$637,226	$106,489	16.7%	$396,538	$59,234	14.9%
Held-to-maturity securities	50,024	2,031	4.1%	40,286	1,323	3.3%
Available-for-sale investments	2,925	56	1.9%	2,624	64	2.4%
Federal funds sold	13,222	274	2.1%	3,047	49	1.6%
Interest bearing deposits	162,252	3,204	2.0%	234,198	4,026	1.7%
Total interest-earning assets	865,649	112,054	12.9%	676,693	64,696	9.6%
Non interest-earning assets	19,549			17,965
Total assets	$885,198			$694,658
Interest-bearing liabilities:
Savings accounts	$169,651	2,902	1.7%	$99,809	1,062	1.1%
Time deposits	533,146	13,380	2.5%	460,201	9,226	2.0%
Total interest-bearing liabilities	702,797	16,282	2.3%	560,010	10,288	1.8%
Other non interest-bearing liabilities	23,913			12,737
Total liabilities	726,710			572,747
Shareholder's equity	158,488			121,911
Total liabilities and shareholder's equity	$885,198			$694,658
Net interest income		$95,772			$54,408
Spread on average interest-bearing funds			10.6%			7.7%
Net interest margin			11.1%			8.0%
Return on assets			5.7%			6.4%
Return on equity			31.6%			36.5%
Equity to assets			17.9%			17.5%

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

	Year Ended December 31,
	2019 vs 2018			2018 vs 2017
	Increase/(Decrease)			Increase/(Decrease)
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
Earning assets:
Loans receivable	$39,524	$7,732	$47,256	$24,713	$6,125	$30,838
Held-to-maturity securities	358	349	707	675	34	709
Available-for-sale investments	9	(17)	(8)	44	3	47
Federal funds sold	207	18	225	13	21	34
Interest bearing deposits	(1,593)	770	(823)	168	1,627	1,795
Total earning assets	38,505	8,852	47,357	25,613	7,810	33,423
Savings accounts	986	853	1,839	87	569	656
Time deposits	1,605	2,547	4,152	3,052	1,895	4,947
Total funds	2,591	3,400	5,991	3,139	2,464	5,603
Net variance	$35,914	$5,452	$41,366	$22,474	$5,346	$27,820

Balance Sheet Analysis

Loan Portfolio

As of December 31, 2019, net loans accounted for 77% of WebBank's total assets compared to 58% at the end of 2018. The following table presents WebBank's loans outstanding by type of loan as of December 31, 2019 and the five most recent year-ends.

	As of December 31,
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Commercial - owner occupied	$230	—%	$252	0.1%	$272	0.1%	$604	0.4%	$1,542	0.7%
Commercial - other	429	0.1%	380	0.1%	296	0.1%	266	0.2%	281	0.1%
Total real estate loans	659	0.1%	632	0.2%	568	0.2%	870	0.6%	1,823	0.8%
Commercial and industrial	251,349	32.2%	146,758	28.0%	84,726	30.8%	50,564	32.6%	66,253	29.1%
Consumer loans	302,714	38.8%	188,391	35.9%	53,238	19.3%	22,805	14.7%	—	—%
Loans held for sale	225,013	28.9%	188,143	35.9%	136,773	49.7%	80,692	52.1%	159,592	70.1%
Total loans	779,735	100.0%	523,924	100.0%	275,305	100.0%	154,931	100.0%	227,668	100.0%
Less:
Deferred fees and discounts	—		—		—		—		(15)
Allowance for loan losses	(36,682)		(17,659)		(5,237)		(1,483)		(630)
Total loans receivable, net	$743,053		$506,265		$270,068		$153,448		$227,023

The following table includes a maturity profile for the loans that were outstanding at December 31, 2019:

Due During Years Ending December 31,	Real Estate	Commercial & Industrial	Consumer	Loans Held for Sale
2020	$—	$233,510	$125,067	$225,013
2021-2024	230	17,839	177,647	—
2025 and thereafter	429	—	—	—
Total	$659	$251,349	$302,714	$225,013

Nonperforming Lending Related Assets

Total nonaccrual loans were $0 at December 31, 2019 and 2018.

	As of December 31,
	2019	2018	2017	2016	2015
Non-accruing loans:
Commercial real estate - owner occupied	$—	$—	$—	$—	$341
Commercial and industrial	—	—	—	—	2
Total	—	—	—	—	343
Accruing loans delinquent:
90 days or more	8,051	3,326	2,658	3	—
Total	8,051	3,326	2,658	3	—
Foreclosed assets:
Commercial real estate - owner occupied	—	—	—	—	11
Total	—	—	—	—	11
Total non-performing assets	$8,051	$3,326	$2,658	$3	$354
Total as a percentage of total assets	0.9%	0.4%	0.4%	—%	0.1%

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

	As of December 31,
	2019	2018	2017	2016	2015
Balance at beginning of period	$17,659	$5,237	$1,483	$630	$557
Charge offs:
Commercial and industrial	(8,667)	(2,772)	(933)	—	—
Other	(17,918)	(4,549)	(1,214)	—	—
Total charge offs	(26,585)	(7,321)	(2,147)	—	—
Recoveries:
Commercial real estate - owner occupied	22	20	17	14	25
Commercial real estate - other	—	—	—	35	44
Commercial and industrial	461	272	142	30	54
Other	1,752	393	103	—	—
Total recoveries	2,235	685	262	79	123
Net (charge offs) recoveries	(24,350)	(6,636)	(1,885)	79	123
Additions charged to operations	43,373	19,058	5,639	774	(50)
Balance at end of period	$36,682	$17,659	$5,237	$1,483	$630
Ratio of net charge offs during the period to average loans outstanding during the period	3.8%	1.7%	0.8%	—%	(0.1)%

The distribution of WebBank's allowance for losses on loans at the dates indicated is summarized as follows:

	As of December 31,
	2019		2018		2017		2016		2015
	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans
Commercial real estate - owner occupied	$16	—%	$19	—%	$6	0.1%	$22	0.4%	$39	0.7%
Commercial real estate - other	8	0.1%	7	0.1%	7	0.1%	7	0.2%	9	0.1%
Commercial and industrial	10,920	32.2%	6,165	28.0%	2,800	30.8%	880	32.6%	582	29.1%
Other consumer loans	25,738	38.8%	11,468	36.0%	2,424	19.3%	574	14.7%	—	—%
Loans held for sale	—	28.9%	—	35.9%	—	49.7%	—	52.1%	—	70.1%
Total loans	$36,682	100.0%	$17,659	100.0%	$5,237	100.0%	$1,483	100.0%	$630	100.0%

Corporate and Other

Segment operating income was $14,847 in 2019, as compared to a loss of $81,286 in 2018. The change was primarily due to higher investment income in 2019. The increase in 2019 was negatively impacted by legal expenses associated with a legal settlement.

For additional information on the Company's investments, see Note 2 - "Summary of Significant Accounting Policies" and Note 11 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Net cash provided by operating activities	$111,743	$52,751
Net cash used in investing activities	(274,965)	(366,429)
Net cash (used in) provided by financing activities	(36,146)	226,621
Net change for the period	$(199,368)	$(87,057)

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2019 was $111,743. Net income of $3,853 was impacted by certain non-cash items and a net unfavorable change of $53,622 relating to certain operating assets and liabilities. The net change in operating assets and liabilities was primarily due to an increase of $36,870 in loans held for sale due to the timing of loan originations, which can vary significantly from period-to-period since these loans are typically sold after origination, as well as the level of activity at WebBank, a decrease of $30,706 in accounts payable, accrued and other liabilities due primarily to higher pension contributions, a decrease of $20,694 in trade and other receivables due to timing of receipts, an increase in inventories of $9,491 to support sales growth in the Diversified Industrial segment, and a decrease in prepaid expenses and other assets of $2,751.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 was $274,965. Significant items included loan originations, net of collections of $205,874, proceeds from maturities and sales of investments (net of purchases) of $32,810, net cash paid for the National Partners acquisition of $45,559, purchases of property, plant and equipment of $43,024 and short position settlements of $14,611.

Net cash used in investing activities for the year ended December 31, 2018 was $366,429. Significant items included purchases of property, plant and equipment of $47,085, an increase in loan originations, net of collections of $203,885, primarily due to larger outstanding loan balances, and net cash paid for acquisitions of $62,683, primarily for the Dunmore acquisition, as well as purchases of investments (net of maturities and sales) of $56,269, including the Company's investments in Babcock & Wilcox Enterprises, Inc. ("BW") shares, partially offset by proceeds from the sales of assets of $5,909. The Company's investments in BW shares totaled $76,261 in 2018.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2019 was $36,146, including net revolver repayments of $64,712, term loan repayments of $7,304 and cash used to purchase the Company's common units of $6,721, partially offset by a net increase in WebBank's deposits of $43,406.

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

LIQUIDITY AND CAPITAL RESOURCES

SPLP (excluding its operating subsidiaries, "Holding Company") is a diversified global holding company with assets that principally consist of the stock of its direct subsidiaries, equity method and other investments, and cash and cash equivalents. The Company works with its businesses to enhance the liquidity and operations of its businesses and increase long-term value for its unitholders and stakeholders through balance sheet improvements, capital allocation policies, and operational and growth initiatives, which are further described in Part I, Item 1 - "Business - Business Strategy."

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
The Company's senior credit facility ("Credit Agreement") consists of a revolving credit facility in an aggregate principal amount not to exceed $500,000 and a $200,000 term loan with quarterly amortization equating to 5.0% per annum. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, as defined in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial covenants as of December 31, 2019. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire on November 14, 2022, and all outstanding amounts will be due and payable.

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

As of December 31, 2019, the Company's working capital was $154,380, as compared to working capital of $395,510 as of December 31, 2018. The decline in working capital during the year ended December 31, 2019 was primarily due to an increase in retail depository accounts (current liabilities) to fund WebBank's operations, as opposed to the use of non-current brokered certificates of deposits. As of December 31, 2019, the availability under the Credit Agreement was approximately $161,314. During the years ended December 31, 2019 and 2018, capital expenditures were $43,024 and $47,085, respectively. The Company currently expects full year capital expenditures in the range of $30,000 to $39,000 in 2020. The Company and its subsidiaries have ongoing commitments as noted in the table below. These commitments include funding of the minimum requirements of its subsidiaries' pension plans. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $125,047 and $281,566 in cash and cash equivalents, time deposits placed at other institutions, and federal funds sold at December 31, 2019 and 2018, respectively. WebBank had $40,000 and $35,000 in lines of credit from its correspondent banks at December 31, 2019 and 2018, respectively. WebBank had $21,287 and $71,345 available from the Federal Reserve discount window at December 31, 2019 and 2018, respectively. Therefore, WebBank had a total of $186,334 and $387,911 in cash, lines of credit and access to the Federal Reserve Bank discount window at December 31, 2019 and 2018, respectively, which represents approximately 19.4% and 44.5%, respectively, of WebBank's total assets.

Contractual Commitments and Contingencies

Our consolidated contractual obligations as of December 31, 2019 are identified in the table below:

	Payments Due By Period
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter	Total
Debt obligations (a)	$17,405	$391,136	$—	$—	$408,541
Estimated interest expense (a), (b)	16,036	30,611	—	—	46,647
Deposits (c)	615,495	135,984	3,238	—	754,717
Operating lease obligations	11,346	16,804	9,119	14,930	52,199
Finance lease obligations	2,005	3,717	3,012	809	9,543
Minimum pension contributions (d)	36,600	67,500	42,350	5,600	152,050
Preferred unit liability (e)	40,000	—	—	—	40,000
Total	$738,887	$645,752	$57,719	$21,339	$1,463,697

(a)
Assumes repayment of the remaining balance outstanding on the Credit Agreement on its contractual maturity date, November 14, 2022. The outstanding balance on SPLP's Credit Agreement will fluctuate before maturity, and the repayment dates and amounts may differ.

(b)
Estimated interest expense does not include non-cash amortization of debt issuance costs, which is included in interest expense in the Company's consolidated statements of operations. The interest rates used to estimate future interest expense were based on interest rates at

December 31, 2019. As the majority of the Company's long-term debt bears interest at variable rates, any future interest rate fluctuations will impact future cash payments.

(c)	Excludes interest. The average interest rate on deposits at December 31, 2019 was 2.09%, and interest rates ranged from 0.00% to 3.16%.

(d)
Represents total expected required minimum pension plan contributions to the Company's significant pension plans for 2020, 2021, 2022, 2023, 2024 and for the five years thereafter. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described elsewhere in this Annual Report on Form 10-K, as well as other changes such as any plan termination or other acceleration events. The Company's other pension and post-retirement obligations are not significant individually or in the aggregate.

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

Environmental Liabilities

Certain of the Company's facilities are subject to environmental remediation obligations. The Company has estimated its liability to remediate these sites and has recorded liabilities of $11,686 at December 31, 2019. For further discussion regarding these commitments, among others, see Note 20 - "Commitments and Contingencies" to the Company's consolidated financial statements found elsewhere in this Form 10-K.

Deposits

Deposits at WebBank at December 31, 2019 and 2018 were as follows:

	2019	2018
Current	$615,495	$431,959
Long-term	139,222	279,352
Total	$754,717	$711,311

The increase in deposits at December 31, 2019, as compared to 2018, is due to WebBank's asset growth. The average original maturity for time deposits at December 31, 2019 was 21 months, as compared to 23 months at December 31, 2018.

The following table details the maturity of time deposits as of December 31, 2019:

	Maturity
	< 3 Months	3 to 6 Months	6 to 12 Months	> 12 Months	Total
Certificate of deposits less than $100	$63,206	$99,334	$194,654	$135,972	$493,166
Certificate of deposits of $100 or more	1,279	2,972	779	3,250	8,280
Total certificates of deposits	$64,485	$102,306	$195,433	$139,222	$501,446

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

At December 31, 2019 and 2018, WebBank's undisbursed commitments under these instruments totaled $125,861 and $130,697, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria established by WebBank through one of WebBank's lending agreements with its Marketing Partners, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee, and in some cases are subject to ongoing adjustment by WebBank. Since certain of the commitments are expected to expire without the credit being extended, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each prospective borrower's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by WebBank upon extension of credit, is based on management's credit evaluation of the borrower and WebBank's Marketing Partner.

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

For 2019, the Company utilized the Step 0 approach for all of its reporting units, except for the packaging business, which includes the operations of API and Dunmore, and is within its Diversified Industrial segment. Based on its qualitative assessment, the Company does not believe that it is more likely than not that the fair value of any of its reporting units tested under this approach is less than its carrying value. The Company performed a quantitative assessment of goodwill associated with the packaging business as a result of declines in customer demand and the performance of the packaging business. In our 2018 Form 10-K, we previously disclosed that there was a risk of future goodwill impairment of the packaging business if the fair value of this reporting unit, and its associated assets, decreased in value due to further declines in market conditions or customer demand. As discussed in Note 9 - "Goodwill and Other Intangible Assets, Net" to the SPLP consolidated financial statements included in Part II of this Form 10-K, during the third quarter of 2019, the Company determined that it was more likely than not that the fair value of the packaging business was below its carrying amount. Accordingly, the Company performed an assessment using a discounted cash flow method with consideration of market comparisons, and determined that the fair value of the packaging business was less than its carrying amount. As a result, the Company fully impaired the packaging business' goodwill and recorded a $41,853 charge in Goodwill impairment charges in the accompanying consolidated statements of operations found elsewhere in this Form 10-K for the year ended December 31, 2019.

For 2018, the Company utilized the Step 0 approach for all of its reporting units, except for the packaging business within its Diversified Industrial segment. There were no goodwill impairment charges recorded as a result of these assessments.

For definite-lived intangible assets, the Company evaluates the carrying amount of such assets when circumstances indicate the carrying amount may not be recoverable. Conditions that could have an adverse impact on the cash flows and fair value of the long-lived assets are deteriorating business climate, condition of the asset or plans to dispose of the asset before the end of its useful life. If the assets' carrying amounts exceed the sum of the undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amounts exceed their fair values. The Company performs such assessments at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally at the plant level, operating company level or the reporting unit level, depending on the level of interdependencies in the Company's operations. During 2019 and 2018, the Company recorded non-cash impairment charges totaling $3,078 and $8,108, respectively, primarily due to declines in the Company's packaging business.

Intangible assets with indefinite lives, which are only within the Diversified Industrial segment, are tested for impairment at least annually, or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Companies can use the same two testing approaches for indefinite-lived intangibles as for goodwill. For 2019 and 2018, the Company utilized the Step 0 approach to assess its intangible assets with indefinite lives, except for the indefinite lives intangible assets of Dunmore, which utilized a Step 1 approach in 2019. The results of these tests indicated no impairment in either of these years.

Long-Lived Asset Testing

The Company's accounting policy for long-lived assets is to estimate the depreciable lives of property, plant and equipment, and to depreciate such assets over such lives. The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. If the carrying amounts of the long-lived assets exceed the sum of the undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amounts exceeds their fair values. The Company performs such assessments at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally at the plant level, operating company level or the reporting unit level, depending on the level of interdependencies in the Company's operations. The Company considers various factors in determining whether an impairment test is necessary, including among other things: a significant or prolonged deterioration in operating results and projected cash flows; significant changes in the extent or manner in which assets are used; technological advances with respect to assets which would potentially render them obsolete; the Company's strategy and capital planning; and the economic climate in the markets it serves. When estimating future cash flows and if necessary, fair value, the Company makes judgments as to the expected utilization of assets and estimated future cash flows related to those assets. The Company considers historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and other information available at the time the estimates are made. The Company believes these estimates are reasonable; however, changes in circumstances or conditions could have a significant impact on its estimates, which might result in material impairment charges in the future.

As discussed in Note 6 - "Asset Impairment Charges" to the SPLP consolidated financial statements found elsewhere in this Form 10-K, as a result of declines in market conditions and customer demand at API, which is in the Company's packaging business in its Diversified Industrial segment, the Company performed a recoverability test as of December 31, 2019 to determine if the carrying amount of API's long-lived assets were recoverable based on their undiscounted cash flows over their future service potential. The testing performed indicated that API's long-lived assets may not be recoverable and accordingly, the fair value of these assets was estimated in order to determine if they were impaired as of December 31, 2019. The Company used both cost and market approaches in determining the fair value of API's long-lived assets. As a result of this testing, the Company determined that the carrying value of API's long-lived assets, primarily machinery and equipment and buildings, exceeded their estimated market value by $26,514. The Company recorded this impairment in Asset Impairment Charges in the accompanying consolidated statement of operations for the year ended December 31, 2019, found elsewhere in this Form 10-K.

Pension and Other Post-Retirement Benefit Costs

Some of the Company's subsidiaries maintain qualified and non-qualified pension and other post-retirement benefit plans. The Company recorded pension expense of $8,115 for the year ended December 31, 2019 related to its significant pension plans, and, at December 31, 2019, the Company had recorded pension liabilities totaling $196,077. Pension benefits are generally based on years of service and the amount of compensation earned during the participants' employment. However, the qualified pension benefits have been frozen for all participants.

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

Actuarial assumptions for its pension and other post-retirement benefit plans are determined each year to calculate liability information as of year end, and pension and other post-retirement benefit expense or income for the following year. The discount rate assumption is derived from the rate of return on high-quality bonds.

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

Income Taxes

As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. Our subsidiaries that are corporate subsidiaries are subject to federal and state income taxes. The table in Note 17 - "Income Taxes" to the SPLP consolidated financial statements, found elsewhere in this Form 10-K, reconciles a hypothetical calculation of federal income taxes based on the federal statutory rate applied to the income or loss before income taxes and equity method investments. The tax effect of income passed through to common unitholders is subtracted from the hypothetical calculation.

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

At December 31, 2019, Marketable securities aggregated approximately $220, which includes mutual funds and corporate equities that are reported at fair value. A change in the equity price of these securities could impact our results in future periods.

Included in the Company's Long-term investments of $275,836 at December 31, 2019 are equity securities and associated company investments, which are both subject to equity price risk. The Company's significant long-term equity securities investments include common stock ownership interests of $180,357, or 5.0%, and $4,989, or 3.0%, of outstanding shares of Aerojet Rocketdyne Holdings, Inc. and BW, respectively, as of December 31, 2019. The Company's significant associated company investments as of December 31, 2019 include its investments in Steel Connect, Inc. and Aviat Networks, Inc. The Company's investments in associated companies are accounted for under the equity method of accounting, primarily using the fair value option. A change in the equity price of our investments in these securities could impact our results in future periods.

See Note 11 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K for more information about the Company's investments.

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

Credit Facilities and Pension Obligations

At December 31, 2019, the Company's long-term debt obligations were comprised primarily of variable rate instruments. Accordingly, the fair value of such instruments may be relatively sensitive to effects of interest rate fluctuations. An increase or decrease in interest expense from a 1% change in interest rates would be approximately $4,059 on an annual basis based on total variable-interest debt outstanding as of December 31, 2019. In addition, the fair value of such instruments is also affected by investors' assessments of the risks associated with industries in which the Company operates, as well as its overall creditworthiness and ability to satisfy such obligations upon their maturity.

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

The Company's market risk strategy has generally been to obtain competitive prices for its products and services, sourced from more than one vendor, and allow operating results to reflect market price movements dictated by supply and demand. The Company enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts. The Company's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price changes in these commodities or markets could negatively impact the Company's earnings. Certain of these derivatives are not designated as accounting hedges under Accounting Standards Codification 815, Derivatives and Hedging. As of December 31, 2019, the Company had entered into forward contracts, with settlement dates through January 2020, for silver with a total value of $4,285, for gold with a total value of $7,622, for palladium with a value of $1,560, for copper with a total value of $659 and for tin with a total value of $338. There were no futures contracts outstanding at December 31, 2019.

To the extent that we have not mitigated our exposure to rising raw material and energy prices, we may not be able to increase our prices to our customers to offset such potential raw material or energy price increases, which could have a material adverse effect on our results of operations and operating cash flows.

Risks Relating to Foreign Currency Exchange

The Company, primarily through its Diversified Industrial segment subsidiaries, manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Asia, Europe, Canada and Mexico. The Company is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar. The Company has not generally used derivative instruments to manage these specific risks; however, the Company has historically entered into foreign currency forward contracts to hedge certain of its receivables and payables denominated in other currencies, primarily those associated with its packaging business located in the United Kingdom. In addition, the Company has historically entered into foreign currency forward contracts to hedge the value of certain of its future sales denominated in Euros and the value of certain of its future purchases denominated in U.S. dollars, also associated with its packaging business located in the United Kingdom.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of Steel Partners Holdings L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Steel Partners Holdings L.P. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in capital, and cash flows, for each of the two years in the period ended December 31, 2019 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
New York, New York
February 27, 2020

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of Steel Partners Holdings L.P.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Steel Partners Holdings L.P. and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements.

As described in Management's Report on Internal Control Over Financial Reporting within Item 9A of this Form 10-K, management excluded from its assessment the internal control over financial reporting at National Partners, which was acquired on April 1, 2019 and whose financial statements constitute approximately 4.9% of the Company's total consolidated assets as of December 31, 2019 and approximately 0.2% of the Company's total consolidated revenue for the year then ended. Accordingly, our audit did not include the internal control over financial reporting at National Partners.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP
New York, New York
February 27, 2020

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands, except common units)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$148,348	$334,884
Restricted cash	—	12,434
Marketable securities	220	1,439
Trade and other receivables - net of allowance for doubtful accounts of $2,725 and $2,885, respectively	188,410	209,543
Receivables from related parties	2,221	425
Loans receivable, including loans held for sale of $225,013 and $188,143, respectively, net	546,908	341,890
Inventories, net	167,833	158,850
Prepaid expenses and other current assets	36,261	32,826
Total current assets	1,090,201	1,092,291
Long-term loans receivable, net	196,145	164,375
Goodwill	149,626	183,945
Other intangible assets, net	158,593	183,541
Deferred tax assets	88,645	96,040
Other non-current assets	70,666	80,356
Property, plant and equipment, net	262,277	297,467
Operating lease right-of-use assets	40,365	—
Long-term investments	275,836	258,044
Total Assets	$2,332,354	$2,356,059
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$99,844	$106,261
Accrued liabilities	119,642	120,043
Financial instruments	—	12,434
Deposits	615,495	431,959
Payables to related parties	481	248
Short-term debt	3,197	3,094
Current portion of long-term debt	14,208	799
Current portion of preferred unit liability	39,782	—
Other current liabilities	43,172	21,943
Total current liabilities	935,821	696,781
Long-term deposits	139,222	279,352
Long-term debt	391,136	478,096
Preferred unit liability	144,247	180,340
Accrued pension liabilities	196,077	205,770
Deferred tax liabilities	3,614	2,225
Long-term operating lease liabilities	31,262	—
Other non-current liabilities	14,556	20,987
Total Liabilities	1,855,935	1,863,551
Commitments and Contingencies
Capital:
Partners' capital common units: 25,023,128 and 25,294,003 issued and outstanding (after deducting 12,647,864 and 12,142,528 units held in treasury, at cost of $198,781 and $192,060), respectively	664,035	666,031
Accumulated other comprehensive loss	(191,422)	(177,244)
Total Partners' Capital	472,613	488,787
Noncontrolling interests in consolidated entities	3,806	3,721
Total Capital	476,419	492,508
Total Liabilities and Capital	$2,332,354	$2,356,059

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(in thousands, except common units and per common unit data)

	December 31,
	2019	2018
Revenue:
Diversified industrial net sales	$1,226,365	$1,286,665
Energy net revenue	163,972	175,950
Financial services revenue	171,434	121,999
Total revenue	1,561,771	1,584,614
Costs and expenses:
Cost of goods sold	1,052,241	1,109,978
Selling, general and administrative expenses	356,803	352,794
Goodwill impairment charges	41,853	—
Asset impairment charges	30,506	8,108
Finance interest expense	16,279	10,288
Provision for loan losses	43,373	19,058
Interest expense	41,409	39,234
Realized and unrealized (gains) losses on securities, net	(47,315)	62,586
Other income, net	(1,139)	(8,010)
Total costs and expenses	1,534,010	1,594,036
Income (loss) before income taxes and equity method investments	27,761	(9,422)
Income tax provision	15,865	12,559
Loss of associated companies, net of taxes	8,043	9,509
Net income (loss)	3,853	(31,490)
Net loss (income) attributable to noncontrolling interests in consolidated entities	97	(1,114)
Net income (loss) attributable to common unitholders	$3,950	$(32,604)
Net income (loss) per common unit - basic and diluted
Net income (loss) attributable to common unitholders	$0.16	$(1.25)
Weighted-average number of common units outstanding - basic	24,964,643	25,984,185
Weighted-average number of common units outstanding - diluted	24,965,209	25,984,185

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	December 31,
	2019	2018
Net income (loss)	$3,853	$(31,490)
Other comprehensive (loss) income, net of tax:
Gross unrealized losses on available-for-sale debt securities	—	(274)
Gross unrealized gains (losses) on derivative financial instruments	263	(2)
Currency translation adjustments	(1,690)	(4,733)
Changes in pension liabilities and other post-retirement benefit obligations	(12,755)	24,247
Other comprehensive (loss) income	(14,182)	19,238
Comprehensive loss	(10,329)	(12,252)
Comprehensive loss (income) attributable to noncontrolling interests	97	(1,100)
Comprehensive loss attributable to common unitholders	$(10,232)	$(13,352)

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	(Loss) Income	Capital	Entities	Capital
Balance at December 31, 2017 (as previously reported)	37,216,787	(10,868,367)	$(170,858)	$650,488	$(104,385)	$546,103	$20,933	$567,036
Adjustments (See Note 1)	—	—	—	(26,864)	—	(26,864)	—	(26,864)
Adjusted balance as of December 31, 2017	37,216,787	(10,868,367)	(170,858)	623,624	(104,385)	519,239	20,933	540,172
Net (loss) income	—	—	—	(32,604)	—	(32,604)	1,114	(31,490)
Unrealized losses on available-for-sale debt securities	—	—	—	—	(274)	(274)	—	(274)
Cumulative effect of adopting ASU 2016-01 relating to net unrealized gains and losses on equity securities	—	—	—	91,078	(91,078)	—	—	—
Cumulative effect of adopting ASC 606 relating to revenue recognition	—	—	—	1,034	—	1,034	—	1,034
Unrealized (losses) gains on derivative financial instruments	—	—	—	—	(28)	(28)	26	(2)
Currency translation adjustments	—	—	—	—	(4,693)	(4,693)	(40)	(4,733)
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	24,247	24,247	—	24,247
Equity compensation - restricted units	34,337	—	—	529	—	529	—	529
Purchases of SPLP common units	—	(1,274,161)	(21,202)	(21,202)	—	(21,202)	—	(21,202)
Purchases of subsidiary shares from noncontrolling interests	185,407	—	—	3,788	(1,033)	2,755	(20,646)	(17,891)
Exchange of subsidiary shares to obtain a controlling interest in former equity-method investee	—	—	—	—	—	—	2,334	2,334
Other, net	—	—	—	(216)	—	(216)	—	(216)
Balance at December 31, 2018	37,436,531	(12,142,528)	(192,060)	666,031	(177,244)	488,787	3,721	492,508
Net income (loss)	—	—	—	3,950	—	3,950	(97)	3,853
Unrealized gains on derivative financial instruments	—	—	—	—	263	263	—	263
Currency translation adjustments	—	—	—	—	(1,690)	(1,690)	—	(1,690)
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	(12,755)	(12,755)	—	(12,755)
Equity compensation - restricted units	234,461	—	—	779	—	779	182	961
Purchases of SPLP common units	—	(505,336)	(6,721)	(6,721)	—	(6,721)	—	(6,721)
Other, net	—	—	—	(4)	4	—	—	—
Balance at December 31, 2019	37,670,992	(12,647,864)	$(198,781)	$664,035	$(191,422)	$472,613	$3,806	$476,419

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$3,853	$(31,490)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	43,373	19,058
Loss of associated companies, net of taxes	8,043	9,509
Realized and unrealized (gains) losses on securities, net	(47,315)	62,586
Derivative gains on economic interests in loans	(14,801)	(14,757)
Deferred income taxes	13,038	3,147
Depreciation and amortization	72,266	80,323
Non-cash lease expense	11,177	—
Equity-based compensation	779	644
Goodwill impairment charges	41,853	—
Asset impairment charges	30,506	8,108
Other	2,593	4,466
Net change in operating assets and liabilities:
Trade and other receivables	20,694	(19,625)
Inventories	(9,491)	(7,415)
Prepaid expenses and other assets	2,751	(7,851)
Accounts payable, accrued and other liabilities	(30,706)	(2,582)
Net increase in loans held for sale	(36,870)	(51,370)
Net cash provided by operating activities	111,743	52,751
Cash flows from investing activities:
Purchases of investments	(90,815)	(149,505)
Proceeds from sales of investments	31,576	50,300
Proceeds from maturities of investments	92,049	42,936
Loan originations, net of collections	(205,874)	(203,885)
Purchases of property, plant and equipment	(43,024)	(47,085)
Settlements of short positions, net	(14,611)	(3,100)
Proceeds from sales of assets	1,293	5,909
Acquisitions, net of cash acquired	(45,559)	(62,683)
Other	—	684
Net cash used in investing activities	(274,965)	(366,429)
Cash flows from financing activities:
Net revolver borrowings	(64,712)	65,315
Net repayments of term loans	(7,304)	(604)
Proceeds from equipment lease financing	—	1,707
Purchases of the Company's common units	(6,721)	(21,202)
Purchase of subsidiary shares from noncontrolling interests	—	(18,068)
Deferred finance charges	(815)	(1,280)
Net increase in deposits	43,406	200,311
Other	—	442
Net cash (used in) provided by financing activities	(36,146)	226,621
Net change for the period	(199,368)	(87,057)
Effect of exchange rate changes on cash and cash equivalents	398	(9)
Cash, cash equivalents and restricted cash at beginning of period	347,318	434,384
Cash, cash equivalents and restricted cash at end of period	$148,348	$347,318

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts used in the Notes to Consolidated Financial Statements are in thousands, except common and preferred units, per common and preferred unit, share and per share data.

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of the Business

Steel Partners Holdings L.P. ("SPLP" or "Company") is a diversified global holding company that engages in multiple businesses through consolidated subsidiaries and other interests. It owns and operates businesses and has significant interests in various companies, including diversified industrial products, energy, defense, supply chain management and logistics, direct marketing, banking and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other, which are managed separately and offer different products and services. For additional details related to the Company's reportable segments see Note 22 - "Segment Information." Steel Partners Holdings GP Inc. ("SPH GP"), a Delaware corporation, is the general partner of SPLP and is wholly-owned by SPLP. The Company is managed by SP General Services LLC ("Manager"), pursuant to the terms of an amended and restated management agreement ("Management Agreement") discussed in further detail in Note 21 - "Related Party Transactions."

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority or wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain amounts in the Company's 2018 consolidated statement of cash flows and notes have been reclassified to conform to the comparable 2019 presentation.

During the second quarter of 2019, the Company received an Internal Revenue Service ("IRS") adjustment related to the 2015 sale of Arlon, LLC ("Arlon"). The IRS adjustment resulted in a decrease to Arlon's tax basis, which increased the tax gain realized on the sale. The adjustment was for approximately $26,864, which was recorded as of December 31, 2017 as a decrease to the opening balance of Partners' capital with a corresponding increase to Accrued Liabilities recorded as of December 31, 2018. The estimated liability of $26,864 was made up of federal tax and interest of $24,002, and state tax and interest of $2,862. The IRS audit was expanded to include 2016 and 2017, and all years were subsequently agreed and settled for federal tax purposes in late 2019. The Company settled the federal portion of the IRS audit for $21,782 in the fourth quarter of 2019, and recorded a benefit of $2,220 in Income tax provision in the accompanying consolidated statement of operations for the year ended December 31, 2019. The federal benefit of $2,220 was the difference between the federal estimated liability recorded of $24,002 and the IRS final settlement of $21,782. The Company anticipates paying the federal and state settlements in 2020. The accompanying notes affected by the correction of this misstatement have been revised, and the correction of this misstatement had no effect on the Company's consolidated statements of cash flows.

During the first quarter of 2018, the Company corrected an out-of-period misstatement related to the increase in the fair value of the Company's investment in Steel Connect, Inc. ("STCN") preferred stock for the period from December 15, 2017 to December 31, 2017. Had this correction been recorded at December 31, 2017, Loss of associated companies, net of taxes and Net loss for the year ended December 31, 2018 would have increased to losses of $20,717 and $42,698, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and deposits in depository institutions and financial institutions, and includes WebBank cash at the Federal Reserve Bank. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include qualifying money market funds and exclude amounts where availability is restricted by loan agreements or other contractual provisions. Cash equivalents are stated at cost, which approximates market value.

Restricted Cash

Restricted cash primarily represents cash collateral for certain short sales of corporate securities (see Note 14 - "Financial Instruments" for additional information).

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

•
Since the Company adopted Accounting Standards Update No. ("ASU") 2016-01 effective January 1, 2018, available-for-sale equity securities are now reported at fair value, with unrealized gains and losses recognized in Realized and unrealized (gains) losses on securities, net in the consolidated statement of operations.

•
Available-for-sale debt securities are reported at fair value, with unrealized gains and losses recognized in accumulated other comprehensive income or loss ("AOCI") as a separate component of SPLP's Partners' capital in both 2019 and 2018.

•
Associated companies represent equity method investments in companies where our ownership is generally between 20% and 50% of the outstanding equity and the Company has the ability to exercise influence, but not control, over the investee. For equity method investments where the fair value option has been elected, unrealized gains and losses are reported in the Company's consolidated statements of operations as part of Loss of associated companies, net of taxes. For the equity method investments where the fair value option has not been elected, SPLP records the investment at cost and subsequently increases or decreases the investment by its proportionate share of the net income or loss and other comprehensive income or loss of the investee.

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

Trade Receivables and Allowance for Doubtful Accounts

The Company recognizes bad debt expense through an allowance account using estimates based primarily on management's evaluation of the financial condition of the customer, historical experience, credit quality, whether any amounts are currently past due, the length of time accounts may be past due, previous loss history and management's determination of a customer's current ability to pay its obligations. Trade receivable balances are charged off against the allowance when it is determined that the receivables will not be recovered, and payments subsequently received on such receivables are credited to recovery of accounts written off. The Company believes that the credit risk with respect to trade receivables is limited due to this credit evaluation process. As of December 31, 2019, the top 10 of the Company's largest customer balances accounted for 24% of the Company's trade receivables. The Company's allowance for doubtful accounts for trade receivables was $2,725 and $2,885 as of December 31, 2019 and 2018, respectively. The Company recorded charges of $365 to the allowance offset by recoveries of $525 for the year ended December 31, 2019 and charges of $1,322 to the allowance offset by recoveries of $1,803 for the year ended December 31, 2018.

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

Loans are reported as past due when either principal or interest is due and unpaid for a period of 30 days or more. The accrual of interest on loans is generally discontinued at the time the loan is 90 days delinquent for commercial loans, 120 days for consumer loans and 180 days for small business loans unless the loan is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
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

Inventories

Inventories are generally stated at the lower of cost (determined by the first-in, first-out method or average cost method) and net realizable value. Cost is determined by the last-in, first-out ("LIFO") method for certain precious metal inventory held in the U.S., and remaining precious metal inventory is primarily carried at fair value. For precious metal inventory, no segregation among raw materials, work in process and finished products is practicable. For other inventory, the cost of work in process and finished products comprises the cost of raw materials, direct labor and overhead costs attributable to the production of inventory.

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

For 2019, the Company utilized a qualitative approach for all of its reporting units, except for the packaging business within the Diversified Industrial segment. Based on its qualitative assessment, the Company does not believe that it is more likely than not that the fair value of any of its reporting units tested under this approach is less than its carrying value. As discussed in Note 9 - "Goodwill and Other Intangible Assets, Net," as a result of declines in customer demand and the performance of the packaging business, which includes the operations of API Group Limited ("API") and Dunmore Corporation in the U.S. and Dunmore Europe GmbH in Germany (collectively, "Dunmore"), and is included in the Diversified Industrial segment, during the third quarter of 2019, the Company determined that it was more likely than not that the fair value of the packaging business was below its carrying amount. Accordingly, the Company performed an assessment using a discounted cash flow method with consideration of market comparisons, and determined that the fair value of the packaging business was less than its carrying amount. As a result, the Company fully impaired the packaging business' goodwill, and recorded a $41,853 charge in Goodwill impairment charges in the accompanying consolidated statements of operations for the year ended December 31, 2019. For 2018, the Company utilized a qualitative approach for all of its reporting units, except for the packaging business within its Diversified Industrial segment, and there were no goodwill impairment charges recorded as a result of the assessment.

For definite-lived intangible assets, the Company evaluates the carrying amount of such assets when circumstances indicate the carrying amount may not be recoverable. Conditions that could have an adverse impact on the cash flows and fair value of the long-lived assets are deteriorating business climate, condition of the asset or plans to dispose of the asset before the end of its useful life. If the assets' carrying amounts exceed the sum of the undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amounts exceeds their fair values. The Company performs such assessments at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally at the plant level, operating company level or the reporting unit level, depending on the level of interdependencies in the Company's operations. For the year ended December 31, 2019, the Company fully impaired the intangible assets of API of $3,078. Refer to Note 9 - "Goodwill and Other Intangible Assets, Net" for further discussion.

Intangible assets with indefinite lives, which are only within the Diversified Industrial segment, are tested for impairment at least annually, or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Companies can use the same two testing approaches for indefinite-lived intangibles as for goodwill. For 2019 and 2018, the Company utilized a qualitative approach to assess its intangible assets with indefinite lives, except for the packaging business, and the results indicated no impairment. For 2019 and 2018, the packaging business' indefinite lived intangible assets were tested for impairment along with the packaging business' goodwill described above and were determined not to be impaired.

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

Property, Plant and Equipment, Net

Property, plant and equipment is recorded at cost. Depreciation of property, plant and equipment is recorded principally on the straight line method over the estimated useful lives of the assets, which range as follows: machinery and equipment 3 to 15 years and buildings and improvements 10 to 30 years. Leasehold improvements are amortized over the shorter of the terms of the related leases or the estimated useful lives of the improvements. Interest cost is capitalized for qualifying assets during the assets' acquisition period. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized. Gain or loss on dispositions is recorded in Other income, net.

Long-Lived Asset Testing

The Company estimates the depreciable lives of property, plant and equipment, and depreciates such assets over such lives. The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. If the carrying amounts of the long-lived assets exceed the sum of the undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amounts exceeds their fair values. The Company performs such assessments at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally at the plant level, operating company level or the reporting unit level, depending on the level of interdependencies in the Company's operations. The Company considers various factors in determining whether an impairment test is necessary, including among other things: a significant or prolonged deterioration in operating results and projected cash flows; significant changes in the extent or manner in which assets are used; technological advances with respect to assets which would potentially render them obsolete; the Company's strategy and capital planning; and the economic climate in the markets it serves. When estimating future cash flows and if necessary, fair value, the Company makes judgments as to the expected utilization of assets and estimated future cash flows related to those assets. The Company considers historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and other information available at the time the estimates are made. The Company believes these estimates are reasonable; however, changes in circumstances or conditions could have a significant impact on its estimates, which might result in material impairment charges in the future.

As discussed in Note 6 - "Asset Impairment Charges," during the three months ended December 31, 2019, as a result of declines in market conditions and customer demand at API, the Company performed a recoverability test as of December 31, 2019 to determine if the carrying amount of API's long-lived assets were recoverable based on their undiscounted cash flows over their future service potential. The testing performed indicated that API's long-lived assets may not be recoverable and accordingly, the fair value of these assets was estimated in order to determine if they were impaired as of December 31, 2019. The Company used both cost and market approaches in determining the fair value of API's long-lived assets. As a result of this testing, the Company determined that the carrying value of API's long-lived assets, primarily machinery and equipment and buildings, exceeded their estimated market value by $26,514. The Company recorded this impairment in Asset impairment charges in the accompanying consolidated statement of operations for the year ended December 31, 2019.

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

The Company has also entered into rebate agreements with certain customers. These programs are typically structured to incentivize the customers to increase their annual purchases from the Company. The rebates are usually calculated as a percentage of the purchase amount, and such percentages may increase as the customer's level of purchases rise. Rebates are recorded as a reduction of net sales in the Company's consolidated statements of operations. As of December 31, 2019 and 2018, accrued rebates payable totaled $15,421 and $12,345, respectively, and are included in Accrued liabilities on the Company's consolidated balance sheets.

Financial Services Segment

WebBank generates revenue through a combination of interest income and non-interest income. Interest income is derived from interest and fees earned on loans and investments. Interest income is accrued on the unpaid principal balance, including amortization of premiums and accretion of discounts. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the estimated life of the loan. Non-interest income is primarily derived from premiums on the sale of loans, loan servicing fees, origination fees earned on certain loans and fee income on contractual lending arrangements.

Concentration of Revenue

No single customer accounted for 5% or more of the Company's consolidated revenues in 2019 or 2018. In 2019 and 2018, the 10 largest customers accounted for approximately 19% and 19%, respectively, of the Company's consolidated revenues.

Fair Value Measurements

The Company measures certain assets and liabilities at fair value (see Note 19 - "Fair Value Measurements"). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values of assets and liabilities are determined based on a three-level measurement input hierarchy. Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date. Level 2 inputs are other than quoted market prices that are observable, either directly or indirectly, for an asset or liability. Level 2 inputs can include quoted prices in active markets for similar assets or liabilities, quoted prices in a market that is not active for identical assets or liabilities, or other inputs that can be corroborated by observable market data. Level 3 inputs are unobservable for the asset or liability when there is little, if any, market activity for the asset or liability. Level 3 inputs are based on the best information available, and may include data developed by the Company.

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

Adoption of New Accounting Standards

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

The Company adopted Topic 842 as of January 1, 2019 using the alternative modified transition approach. The Company elected to use the package of practical expedients permitted under the transition guidance, including carryforward of our historical lease classification, no reassessment of whether an expired or existing contract contains an embedded lease, no reassessment of initial direct costs for any leases that existed prior to the date of adoption of the new standard, and to consolidate lease and non-lease components. As a result of the adoption of Topic 842, we recorded a ROU asset and lease liability of $45,357 and $46,024, respectively, on January 1, 2019. The Company did not record a cumulative effect adjustment to the opening balance of Partners' capital upon the adoption of Topic 842. For additional information, see Note 4 - "Leases."

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new standard simplifies subsequent measurements of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, entities will perform their interim or annual goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge based on the amount that the carrying amount exceeds the reporting unit's fair value. The loss recognized should not exceed the total goodwill allocated to the reporting unit. The Company has elected to early adopt this standard as of January 1, 2019. The new standard did not have a material impact on the Company's consolidated financial statements upon adoption, but did impact goodwill impairment testing in subsequent periods. See Note 9 - "Goodwill and Other Intangible Assets, Net" for further discussion.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The Company adopted ASU 2017-12 on January 1, 2019. The new standard includes amendments to enhance presentation and disclosures, including eliminating the separate measurement and reporting of hedge ineffectiveness, generally requiring the entire effect of the hedging instrument and hedged item to be presented in the same income statement line item. Amendments in the new standard to reduce the complexity of applying certain aspects of hedge accounting include giving entities additional time to complete certain aspects of their hedge documentation, expanding the nature of hedging relationships that can be subsequently assessed for hedge effectiveness on a qualitative basis, if elected, and simplifying the application of the critical terms match and shortcut methods. Certain aspects of the new standard are applied on a modified retrospective basis including recording a cumulative-effect adjustment in the opening balance of retained earnings for cash flow and net investment hedges, to eliminate the separate measurement of ineffectiveness, if any, to AOCI with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year of adoption. The amended presentation and disclosure guidance is required on a prospective basis. The standard also provides a number of one-time transition elections that entities may choose to apply to certain existing hedging relationships without having to de-designate and re-designate the hedging relationship. The Company has elected to continue recording amounts excluded from the assessment of hedge effectiveness in earnings rather than using an amortization approach. For additional details on the Company's derivatives and hedging activities, see Note 14 - "Financial Instruments."

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

Accounting Standards Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 provides entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, that are within the scope of Subtopic 326-20, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. The new standards were to be effective for the Company's 2020 fiscal year with early adoption permitted for all entities in fiscal years beginning after December 15, 2018. On November 15, 2019, the FASB issued ASU 2019-10, which amended the effective date of Topic 326 for smaller reporting companies until January 1, 2023. A company's determination about whether it is eligible to be a smaller reporting company is based on its most recent smaller reporting company determination date in accordance with SEC regulations as of November 15, 2019. This determination date for the Company was June 28, 2019. As the Company was a smaller reporting company on this date, it will not be required to adopt Topic 326 until January 1, 2023. The Company is currently evaluating the potential impact of this new guidance; however, it expects that it could have a significant impact on the Company's ALLL.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes specific exceptions to the general principles in Topic 740 in order to reduce the complexity of its application. ASU 2019-12 also improves consistency and simplifies existing guidance by clarifying and amending certain specific areas of Topic 740. The amendments in ASU 2019-12 are effective for the Company's 2021 fiscal year although early adoption is permitted. The Company is currently evaluating the potential impact of this new guidance.

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. ASU 2020-01 clarifies the interaction between accounting standards related to equity securities, equity method investments, and certain derivatives, and is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. The amendments in ASU 2020-01 are effective for the Company's 2021 fiscal year, including interim periods.

The Company is currently evaluating the potential impact of this new guidance, but management does not expect that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

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

Disaggregation of Revenues

Revenues are disaggregated at the Company's segment level since the segment categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. For additional details related to the Company's reportable segments see Note 22 - "Segment Information."

The following table presents the Company's revenues disaggregated by geography for the years ended December 31, 2019 and 2018. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Year Ended December 31,
	2019	2018
United States	$1,410,376	$1,368,778
Foreign (a)	151,395	215,836
Total revenue	$1,561,771	$1,584,614

(a)	Foreign revenues are primarily related to the Company's API business, which is domiciled in the United Kingdom.

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

Energy Revenues

The Energy segment provides drilling and production services to the oil & gas industry in the United States. The services provided include well completion and recompletion, well maintenance and workover, flow testing, down hole pumping, plug and abatement, well logging and perforating wireline services. Service revenues are recognized in the amount to which the entity has a right to invoice. Consideration for Energy contracts is generally fixed.

A portion of Energy revenues are service revenues related to Energy's youth sports business. These service revenues are recognized when services are provided to the customer, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those services. Consideration for the Energy's sports business contracts is generally fixed.

Financial Services Revenues

WebBank generates revenues through a combination of interest and non-interest income. Interest income is derived from interest and fees earned on loans and investments. Interest income is accrued on the unpaid principal balance, including amortization of premiums and accretion of discounts. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the estimated life of the loan. Non-interest income is primarily derived from premiums on the sale of loans, loan servicing fees, origination fees earned on certain loans and fee income on contractual lending arrangements. WebBank's revenue streams are primarily accounted for outside of the scope of ASC 606.

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections result in billed trade receivables, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheet. The balances of contract assets as of December 31, 2019 and 2018 were $10,749 and $8,969, respectively. As of December 31, 2019 and 2018, the Company's return assets account was not material.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts which are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. The balances of contract liabilities as of December 31, 2019 and 2018 were $6,737 and $5,900, respectively. The increase for the year ended December 31, 2019 was primarily due to deferral of revenue of $22,925 offset by the recognition of $20,591 of unearned revenue. For the year ended December 31, 2019, the Company recognized revenue for the full amount of the December 31, 2018 contract liability balance. The balance of contract liabilities as of January 1, 2018 was $3,920. For the year ended December 31, 2018, the Company recognized revenue of $3,865 that was included in the contract liability balance at the date of adoption.

4. LEASES

The Company determines if an agreement qualifies as a lease or contains a lease in the period that the agreement is executed. An agreement is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The right to control the use of an asset includes the right to obtain substantially all of the economic benefits of the underlying asset and the right to direct how and for what purpose the asset is used.

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

The components of lease cost are as follows:

Year Ended December 31, 2019
Operating lease cost	$13,373
Short-term lease cost	$771

Finance lease cost:
Amortization of right-of-use assets	$1,190
Interest on lease liabilities	319
Total finance lease cost	$1,509

Supplemental cash flow information related to leases is as follows:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,811
Operating cash flows from finance leases	$295
Financing cash flows from finance leases	$1,525
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,966
Finance leases	$3,870

Supplemental balance sheet information related to leases is as follows:

	December 31, 2019	Location on Consolidated Balance Sheet
Operating leases
Operating lease right-of-use assets	$40,365	Operating lease right-of-use assets

Current operating lease liabilities	$9,989	Other current liabilities
Non-current operating lease liabilities	31,262	Long-term operating lease liabilities
Total operating lease liabilities	$41,251

Finance leases
Finance lease assets	$9,325	Property, plant and equipment, net

Current finance lease liabilities	$1,639	Other current liabilities
Non-current finance lease liabilities	6,767	Other non-current liabilities
Total finance lease liabilities	$8,406

Weighted-average remaining lease term (years)
Operating leases	8.22
Finance leases	5.16
Weighted-average discount rate
Operating leases	4.64%
Finance leases	4.20%

Future minimum operating lease obligations prior to the adoption of Topic 842, as of December 31, 2018, were as follows:

Payments Due by Period	Amount
2019	$14,280
2020	11,131
2021	8,975
2022	6,174
2023	3,863
Thereafter	17,867
Total	$62,290

Maturities of lease liabilities after the adoption of Topic 842, as of December 31, 2019, are as follows:

	Operating Leases	Finance Leases
2020	$11,346	$2,005
2021	9,372	1,921
2022	7,432	1,796
2023	5,145	1,754
2024	3,974	1,258
Thereafter	14,930	809
Total lease payments	52,199	9,543

Present value of current lease liabilities	9,989	1,639
Present value of long-term lease liabilities	31,262	6,767
Total present value of lease liabilities	41,251	8,406

Difference between undiscounted cash flows and discounted cash flows	$10,948	$1,137

5. ACQUISITIONS

2019 Acquisition

On April 1, 2019, the Company, through its wholly-owned subsidiary, WebBank, completed the acquisition of National Partners PFco, LLC ("National Partners"), located in Denver, Colorado, for consideration of $47,725, which includes assumed debt, including debt with a third-party that WebBank had a preexisting $10,000 participation, and is subject to a potential $1,800 earn-out based on future performance through June 30, 2020, as provided in the purchase agreement. National Partners provides commercial premium finance solutions for national insurance brokerages, independent insurance agencies and insureds in key markets throughout the United States.

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

On February 16, 2018, the Company completed the acquisition of certain assets and liabilities of Dunmore. Dunmore's performance films business manufactures and distributes coated, laminated and metallized films for engineered applications in the imaging, aerospace, insulation and solar photo-voltaic markets and also provides products for custom and special applications. Dunmore reports into the Company's packaging business in its Diversified Industrial segment. The Dunmore purchase price of $69,604 included assumed debt and was subject to an earn-out based on earnings during the period from January 1, 2018 through December 31, 2019, as provided in the purchase agreement. In no case will the purchase price, including the potential earn-out, exceed $80,000. During the year ended December 31, 2019, the Company recorded a reduction of $3,562, with a related reduction of expense in the consolidated statements of operations, to the initial $3,800 estimated earn-out liability. In connection with the Dunmore acquisition, the Company recorded inventories, property, plant and equipment, other intangible assets and goodwill totaling approximately $7,700, $30,600, $17,300 and $15,409, respectively, as well as other assets and liabilities. Other intangible assets consist of customer relationships of $10,100, trade names of $3,300, developed technology of $3,300 and customer order backlog of $600. The expected useful lives are 15 years for customer relationships, indefinite for trade names and 10 years for developed technology. The customer order backlog was amortized based on the expected period over which the orders were fulfilled of four months. The goodwill from the Dunmore acquisition consisted largely of the synergies expected from combining the operations of Dunmore and the Company's existing packaging business. Goodwill originally assigned to Dunmore Corporation of $7,126 and to Dunmore Europe GmbH of $8,283, was fully impaired during the year ended December 31, 2019, as part of the impairment of the goodwill of the Company's packaging business. See Note 9 - "Goodwill and Other Intangible Assets, Net" for further discussion.

On December 31, 2018, the Company increased its ownership in a former equity investee, iGo, Inc. ("iGo") from 45.8% to 80.2%. For further discussion, see Note 16 - "Capital and Accumulated Other Comprehensive Loss."

6. ASSET IMPAIRMENT CHARGES

During the three months ended December 31, 2019, as a result of declines in market conditions and customer demand at API, which is in the Company's packaging business in its Diversified Industrial segment, the Company performed a recoverability test as of December 31, 2019 to determine if the carrying amount of API's long-lived assets were recoverable based on their undiscounted cash flows over their future service potential. The testing performed indicated that API's long-lived assets may not be recoverable, and accordingly, the fair value of these assets was estimated in order to determine if they were impaired as of December 31, 2019. The Company used both cost and market approaches in determining the fair value of API's long-lived assets. As a result of this testing, the Company determined that the carrying value of API's long-lived assets, primarily machinery and equipment and buildings, exceeded their estimated market value by $26,514. Also, as described in Note 9 - "Goodwill and Other Intangible Assets, Net," the Company fully impaired API's intangible assets of $3,078. The Company recorded these impairments in Asset impairment charges in the accompanying consolidated statement of operations for the year ended December 31, 2019. Further declines in market conditions, customer demand or other potential changes in operations at API in future periods may increase the risk that API's remaining long-lived assets, totaling approximately $12,053 in aggregate as of December 31, 2019, may not be recoverable and may potentially be impaired. Refer to Note 26 - "Subsequent Events" for further discussion of API. The Company recorded additional unrelated non-cash asset impairment charges of $914 for the year ended December 31, 2019.

During 2018, the Company recorded non-cash asset impairment charges totaling approximately $8,108, calculated using the income approach, primarily associated with the loss of acquired customer relationships in the Company's packaging business in its Diversified Industrial segment.

7. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classification of WebBank's loans receivable, including loans held for sale, at December 31, 2019 and 2018 are as follows:

	Total				Current		Non-current
	December 31, 2019%		December 31, 2018%		December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Loans held for sale	$225,013		$188,143		$225,013	$188,143	$—	$—

Commercial real estate loans	$659	—%	$632	—%	—	—	659	$632
Commercial and industrial	251,349	45%	146,758	44%	233,510	81,507	17,839	65,251
Consumer loans	302,714	55%	188,391	56%	125,067	89,899	177,647	98,492
Total loans	554,722	100%	335,781	100%	358,577	171,406	196,145	164,375
Less:
Allowance for loan losses	(36,682)		(17,659)		(36,682)	(17,659)	—	—
Total loans receivable, net	$518,040		$318,122		321,895	153,747	196,145	164,375
Loans receivable, including loans held for sale (a)					$546,908	$341,890	$196,145	$164,375

(a)
The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, was $759,125 and $510,543 at December 31, 2019 and 2018, respectively.

Loans with a carrying value of approximately $15,737 and $56,851 were pledged as collateral for potential borrowings at December 31, 2019 and 2018, respectively. WebBank serviced $2,898 and $3,044 in loans for others at December 31, 2019 and 2018, respectively.

WebBank sold loans totaling $23,864,975 in 2019 and $21,116,184 in 2018 that were classified as loans held for sale. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of credit cards and other consumer and small business loans. The loans are mainly sold to WebBank's partners. Amounts added to loans held for sale during these same periods were $23,905,176 and $21,167,553, respectively.

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

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2017	$13	$2,800	$2,424	$5,237
Charge-offs	—	(2,772)	(4,549)	(7,321)
Recoveries	20	272	393	685
Provision	(7)	5,865	13,200	19,058
December 31, 2018	26	6,165	11,468	17,659
Charge-offs	—	(8,667)	(17,918)	(26,585)
Recoveries	22	461	1,752	2,235
Provision	(24)	12,961	30,436	43,373
December 31, 2019	$24	$10,920	$25,738	$36,682

The ALLL and outstanding loan balances according to the Company's impairment method are summarized as follows:

December 31, 2019	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$12	$360	$—	$372
Collectively evaluated for impairment	12	10,560	25,738	36,310
Total	$24	$10,920	$25,738	$36,682
Outstanding loan balances:
Individually evaluated for impairment	$12	$2,706	$—	$2,718
Collectively evaluated for impairment	647	248,643	302,714	552,004
Total	$659	$251,349	$302,714	$554,722

December 31, 2018	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$15	$109	$—	$124
Collectively evaluated for impairment	11	6,056	11,468	17,535
Total	$26	$6,165	$11,468	$17,659
Outstanding loan balances:
Individually evaluated for impairment	$15	$3,851	$—	$3,866
Collectively evaluated for impairment	617	142,907	188,391	331,915
Total	$632	$146,758	$188,391	$335,781

Nonaccrual and Past Due Loans

Commercial and industrial loans past due 90 days or more and still accruing interest were $4,962 and $2,387 at December 31, 2019 and 2018, respectively. Consumer loans past due 90 days or more and still accruing interest were $3,089 and $939 at December 31, 2019 and 2018, respectively. The Company did not have any nonaccrual loans at December 31, 2019 or 2018.

Past due loans (accruing and nonaccruing) are summarized as follows:

December 31, 2019	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$659	$—	$—	$—	$659	$—	$—
Commercial and industrial	238,025	8,362	4,962	13,324	251,349	4,962	—
Consumer loans	292,394	7,231	3,089	10,320	302,714	3,089	—
Total loans	$531,078	$15,593	$8,051	$23,644	$554,722	$8,051	$—

December 31, 2018	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$632	$—	$—	$—	$632	$—	$—
Commercial and industrial	140,616	3,755	2,387	6,142	146,758	2,387	—
Consumer loans	184,502	2,950	939	3,889	188,391	939	—
Total loans	$325,750	$6,705	$3,326	$10,031	$335,781	$3,326	$—

(a)	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

Credit Quality Indicators

In addition to the past due and nonaccrual criteria, loans are analyzed using a loan grading system. Generally, internal grades are assigned to commercial loans based on the performance of the loans, financial/statistical models and loan officer judgment. For consumer loans and some commercial and industrial loans, the primary credit quality indicator is payment status. Reviews and grading of loans with unpaid principal balances of $100 or more is performed once per year. Grades follow definitions of Pass, Special Mention, Substandard and Doubtful, which are consistent with published definitions of regulatory risk classifications. The definitions of Pass, Special Mention, Substandard and Doubtful are summarized as follows:

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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

December 31, 2019	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$647	$—	$12	$—	$659
Commercial and industrial	234,560	14,083	—	2,706	—	251,349
Consumer loans	302,714	—	—	—	—	302,714
Total loans	$537,274	$14,730	$—	$2,718	$—	$554,722

December 31, 2018	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$617	$—	$15	$—	$632
Commercial and industrial	79,851	62,317	739	3,851	—	146,758
Consumer loans	188,391	—	—	—	—	188,391
Total loans	$268,242	$62,934	$739	$3,866	$—	$335,781

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. When loans are impaired, an estimate of the amount of the balance that is impaired is made and a specific reserve is assigned to the loan based on the estimated present value of the loan's future cash flows discounted at the loan's effective interest rate, the observable market price of the loan or the fair value of the loan's underlying collateral less the cost to sell. When the impairment is based on the fair value of the loan's underlying collateral, the portion of the balance that is impaired is charged off, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. WebBank recognized $158 and $122 on impaired loans for the years ended December 31, 2019 and 2018, respectively. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. Payments are recognized when cash is received. Information on impaired loans is summarized as follows:

		Recorded Investment
December 31, 2019	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$12	$—	$12	$12	$12	$14
Commercial and industrial	2,706	—	2,706	2,706	360	2,746
Total loans	$2,718	$—	$2,718	$2,718	$372	$2,760

		Recorded Investment
December 31, 2018	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$15	$—	$15	$15	$15	$16
Commercial and industrial	3,851	—	3,851	3,851	109	3,878
Total loans	$3,866	$—	$3,866	$3,866	$124	$3,894

8. INVENTORIES, NET

A summary of Inventories, net is as follows:

	December 31, 2019	December 31, 2018
Finished products	$58,741	$55,723
In-process	31,378	25,392
Raw materials	51,910	58,569
Fine and fabricated precious metal in various stages of completion	29,202	20,790
	171,231	160,474
LIFO reserve	(3,398)	(1,624)
Total	$167,833	$158,850

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, the Company purchases, maintains and utilizes precious metal inventory. The Company records certain precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through Cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

As of December 31, 2019 and 2018, the Company had approximately $6,880 and $6,700 of silver under consignment with the Bank of Nova Scotia, respectively, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount included in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

	December 31, 2019	December 31, 2018
Supplemental inventory information:
Precious metals stated at LIFO cost	$15,660	$9,538
Precious metals stated under non-LIFO cost methods, primarily at fair value	10,144	9,628
Market value per ounce:
Silver	17.86	15.51
Gold	1,522.14	1,281.65
Palladium	1,935.19	1,263.00

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying value of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Financial Services	Corporate and Other	Total
Balance at December 31, 2018:
Gross goodwill	$205,765	$67,143	$—	$81	$272,989
Accumulated impairments	(24,254)	(64,790)	—	—	(89,044)
Net goodwill	181,511	2,353	—	81	183,945
Acquisitions (a), (b)	2,403	—	6,515	—	8,918
Impairments (c)	(41,853)	—	—	—	(41,853)
Currency translation adjustments	(1,384)	—	—	—	(1,384)
Balance at December 31, 2019:
Gross goodwill	206,784	67,143	6,515	81	280,523
Accumulated impairments	(66,107)	(64,790)	—	—	(130,897)
Net goodwill	$140,677	$2,353	$6,515	$81	$149,626

(a)	Diversified Industrial - Purchase price adjustments related to the 2018 Dunmore acquisition. See Note 5 - "Acquisitions" for additional information.

(b)	Financial Services - Goodwill related to the National Partners acquisition. See Note 5 - "Acquisitions" for additional information.

(c)
As a result of declines in customer demand and the performance of the packaging business, which includes the operations of API and Dunmore, which are included in the Diversified Industrial segment, the Company determined that it was more likely than not that the fair value of the packaging business was below its carrying amount as of September 30, 2019. Accordingly, the Company performed an assessment using a discounted cash flow method with consideration of market comparisons, and determined that the fair value of the packaging business was less than its carrying amount. The Company fully impaired the packaging business' goodwill as of September 30, 2019 and recorded a $41,853 charge in Goodwill impairment charges in the accompanying consolidated statement of operations for the year ended December 31, 2019.

	Diversified Industrial	Energy	Financial Services	Corporate and Other	Total
Balance at December 31, 2017:
Gross goodwill	$193,530	$65,548	$—	$81	$259,159
Accumulated impairments	(24,254)	(64,790)	—	—	(89,044)
Net goodwill	169,276	758	—	81	170,115
Acquisitions (a)	13,006	1,595	—	—	14,601
Currency translation adjustments	(771)	—	—	—	(771)
Balance at December 31, 2018:
Gross goodwill	205,765	67,143	—	81	272,989
Accumulated impairments	(24,254)	(64,790)	—	—	(89,044)
Net goodwill	$181,511	$2,353	$—	$81	$183,945

(a)
Goodwill related to the 2018 Dunmore acquisition and purchase price adjustments related to the 2017 Basin Well Logging Wireline Services, Inc. acquisition in the Energy segment. See Note 5 - "Acquisitions" for additional information on the Company's acquisitions.

A summary of Other intangible assets, net is as follows:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$216,428	$109,701	$106,727	$220,709	$95,796	$124,913
Trademarks, trade names and brand names	51,414	18,469	32,945	54,950	17,923	37,027
Developed technology, patents and patent applications	31,984	17,176	14,808	31,743	14,435	17,308
Other	17,963	13,850	4,113	17,884	13,591	4,293
Total	$317,789	$159,196	$158,593	$325,286	$141,745	$183,541

As discussed in Note 6 - "Asset Impairment Charges," during the fourth quarter of 2019, as a result of declines in the packaging business, the Company assessed API's intangible assets for impairment. As a result of this assessment, it was determined that API's intangible assets were fully impaired as of December 31, 2019. The impairment of $3,078 is included in Asset impairment charges in the accompanying consolidated statement of operations for the year ended December 31, 2019. Refer to Note 26 - "Subsequent Events" for further discussion of API.

Trademarks with indefinite lives as of December 31, 2019 and 2018 were $11,320 and $11,320, respectively. Amortization expense related to intangible assets was $22,352 and $29,858 for the years ended December 31, 2019 and 2018, respectively. The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Customer Relationships	Trademarks, Trade Names and Brand Names	Developed Technology, Patents and Patent Applications	Other	Total
2020	$13,794	$1,977	$2,497	$1,037	$19,305
2021	13,822	1,977	2,212	1,053	19,064
2022	11,464	1,971	2,158	590	16,183
2023	10,134	1,941	2,158	353	14,586
2024	9,396	1,941	2,158	238	13,733
Thereafter	48,117	11,818	3,625	842	64,402
Total	$106,727	$21,625	$14,808	$4,113	$147,273

10. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	December 31, 2019	December 31, 2018
Land	$18,244	$18,547
Buildings and improvements	83,665	84,639
Machinery, equipment and other	423,909	416,130
Construction in progress	16,543	16,105
	542,361	535,421
Accumulated depreciation	(280,084)	(237,954)
Property, plant and equipment, net	$262,277	$297,467

Depreciation expense was $49,493 and $50,465 for the years ended December 31, 2019 and 2018, respectively. Refer to Note 6 - "Asset Impairment Charges" for further discussion of the impairment of property, plant and equipment, net.

11. INVESTMENTS

Short-Term Investments

The Company's short-term investments primarily consist of its marketable securities portfolio. The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investments. The investments are carried at fair value and totaled $220 and $1,439 as of December 31, 2019 and 2018, respectively. Unrealized losses on short-term investments totaled $501 and $3,094 for the years ended December 31, 2019 and 2018, respectively.

Realized (Gains) Losses on Investments

Proceeds from sales of equity securities were approximately $31,037 and $47,200 in 2019 and 2018, respectively. The Company determines gains and losses from sales of marketable securities based on specific identification of the securities sold. Gross realized gains and losses from sales of equity securities, which are reported as a component of Realized and unrealized (gains) losses on securities, net in the Company's consolidated statements of operations, were as follows:

	Year Ended December 31,
	2019	2018
Gross realized gains	$13,687	$16,499
Gross realized losses	(32,353)	(5,129)
Realized (losses) gains, net	$(18,666)	$11,370

Long-Term Investments

The following table summarizes the Company's long-term investments as of December 31, 2019 and 2018:

	Ownership %		Long-Term Investments Balance		Loss (Income) Recorded in Statements of Operations
	December 31,		December 31,		Year Ended December 31,
	2019	2018	2019	2018	2019	2018
Corporate securities (a), (d)			$186,777	$159,841	$(66,482)	$59,658
Collateralized debt securities			$855	$1,958	$—	$—
STCN convertible notes (b), (e)			$11,839	$14,943	$3,104	$(197)
STCN preferred stock (c), (e)			$39,178	$39,420	$876	$(4,420)
Equity method investments: (e)
Carried at fair value:
STCN common stock	29.4%	29.6%	26,547	31,457	$4,404	$12,320
Aviat Networks, Inc. ("Aviat")	12.4%	12.4%	9,417	8,881	$(341)	$1,287
Other	43.8%	43.8%	1,223	1,223	$—	$—
Long-term investments carried at fair value			275,836	257,723
Other equity method investments (e)			—	321	$—	$519
Total			$275,836	$258,044

(a)
Cost basis totaled $58,495 and $98,037 at December 31, 2019 and 2018, respectively, and gross unrealized gains totaled $128,282 and $61,804 at December 31, 2019 and 2018, respectively. Primarily includes the Company's investments in the common stock of $180,357, or 5.0%, and $4,989, or 3.0%, of Aerojet Rocketdyne Holdings, Inc. and Babcock & Wilcox Enterprises, Inc., respectively, as of December 31, 2019 and $147,297, or 5.3%, and $11,702, or 17.8%, respectively, as of December 31, 2018.

(b)
Represents investment in STCN convertible notes. The convertible notes outstanding as of December 31, 2018 matured on March 1, 2019. The Company entered into a new convertible note with STCN ("New Note") on February 28, 2019, which matures on March 1, 2024. The cost basis of the New Note totaled $14,943 as of December 31, 2019 and the gross unrealized loss was $3,104 as of December 31, 2019. The New Note is convertible into shares of STCN's common stock at an initial conversion rate of 421.2655 shares of common stock per $1,000 principal amount of the New Note (which is equivalent to an initial conversion price of approximately $2.37 per share), subject to adjustment upon the occurrence of certain events. The cost basis of the Company's prior investment was $13,262 as of December 31, 2018 and gross unrealized gains totaled $1,681 as of December 31, 2018. Changes in fair value are recorded in the Company's consolidated statements of operations as the Company elected the fair value option to account for this investment. The New Notes, if converted as of December 31, 2019, when combined with STCN common and preferred shares, also if converted, owned by the Company, would result in the Company having a direct interest of approximately 49.2% of STCN's outstanding shares.

(c)
Represents investment in shares of STCN preferred stock with a cost basis of $35,634. Each share of preferred stock can be converted into shares of STCN's common stock at an initial conversion price equal to $1.96 per share, subject to adjustment upon the occurrence of certain events. Changes in fair value are recorded in the Company's consolidated statements of operations as the Company elected the fair value option to account for this investment.

(d)	Loss (income) from these investments is included in Realized and unrealized (gains) losses on securities, net in the consolidated statements of operations.

(e)	Loss (income) from these investments is included in Loss of associated companies, net of taxes in the consolidated statements of operations.

The amount of unrealized gains (losses) that relate to equity securities still held as of December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
Net gains (losses) recognized during the period on equity securities	$47,315	$(62,586)
Less: Net (losses) gains recognized during the period on equity securities sold during the period	(18,666)	11,370
Unrealized gains (losses) recognized during the period on equity securities still held at the end of the period	$65,981	$(73,956)

Equity Method Investments

The Company's investments in associated companies are accounted for under the equity method of accounting, primarily using the fair value option. Associated companies are included in the Corporate and Other segment. Certain associated companies have a fiscal year end that differs from December 31. Additional information for SPLP's significant investments in associated companies is as follows:

•
STCN provides supply chain and logistics services to companies in the consumer electronics, communications, computing, medical devices, software and retail industries. STCN also owns IWCO Direct Holdings, Inc. ("IWCO"), a provider of data-driven marketing solutions that offers a full range of services including strategy, creative and execution for omnichannel marketing campaigns, along with postal logistics programs for direct mail.

•
Aviat designs, manufactures and sells a range of wireless networking solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe.

The following summary balance sheet and statement of operations amounts are for STCN as of July 31, 2019 and 2018, and for the years then ended, which are STCN's nearest corresponding full fiscal years to the Company's fiscal years ended December 31, 2019 and 2018, respectively:

	2019	2018
Summary of balance sheet amounts:
Current assets	$213,324	$264,281
Non-current assets	518,239	562,769
Total assets	$731,563	$827,050
Current liabilities	$256,850	$290,612
Non-current liabilities	386,835	393,618
Total liabilities	643,685	684,230
Contingently redeemable preferred stock	35,186	35,192
Equity	52,692	107,628
Total liabilities and equity	$731,563	$827,050

	2019	2018
Summary operating results:
Revenue	$819,830	$645,258
Gross profit	149,730	101,259
Net (loss) income (a)	(66,727)	36,715

(a)	Net income in the 2018 period was favorably impacted by an income tax benefit related to STCN's acquisition of IWCO in December 2017.

Other Investments

WebBank has held-to-maturity ("HTM") debt securities which are carried at amortized cost and included in Other noncurrent assets on the Company's consolidated balance sheets. The amount and contractual maturities of HTM debt securities are noted in the table below. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. The securities are collateralized by unsecured consumer loans.

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value	Carrying Value
Collateralized securities	$37,896	$(3)	$37,893	$37,896

Contractual maturities within:
One year to five years				23,339
Five years to ten years				12,373
After ten years				2,184
Total				$37,896

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value	Carrying Value
Collateralized securities	$48,005	$(119)	$47,886	$48,005

Contractual maturities within:
One year to five years				22,866
Five years to ten years				23,189
After ten years				1,950
Total				$48,005

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

12. DEPOSITS

A summary of WebBank deposits is as follows:

	December 31, 2019	December 31, 2018
Time deposits year of maturity:
2019	$—	$310,577
2020	362,224	249,352
2021	109,111	30,000
2022	26,873	—
2023	—	—
2024	3,238	—
Total time deposits	501,446	589,929
Savings deposits	253,271	121,382
Total deposits (a)	$754,717	$711,311
Current	$615,495	$431,959
Long-term	139,222	279,352
Total deposits	$754,717	$711,311

(a)
WebBank has $8,281 of time deposits with balances greater than $250. The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of deposits was $756,968 and $710,323 at December 31, 2019 and 2018, respectively.

13. DEBT

Debt consists of the following:

	December 31, 2019	December 31, 2018
Short-term debt:
Foreign	$3,197	$3,094
Short-term debt	3,197	3,094
Long-term debt:
Credit Agreement	399,755	472,495
Other debt - foreign	444	796
Other debt - domestic	5,145	5,604
Subtotal	405,344	478,895
Less portion due within one year	14,208	799
Long-term debt	391,136	478,096
Total debt	$408,541	$481,989

Long-term debt as of December 31, 2019 matures in each of the next five years as follows:

	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt	$405,344	$14,208	$10,309	$380,827	$—	$—	$—

As of December 31, 2019, the Company's credit agreement, as amended ("Credit Agreement"), includes a revolving credit facility in an aggregate principal amount not to exceed $500,000 and a $200,000 term loan. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank, and includes a $55,000 sub-facility for swing line loans and a $50,000 sub-facility for standby letters of credit. The term loan requires quarterly amortization equating to 5.0% per annum. Borrowings under the Credit Agreement bear interest, at the borrower's option, at annual rates of either the Base Rate or the Euro-Rate, as defined, plus an applicable margin as set forth in the Credit Agreement (1.25% and 2.25%, respectively, for Base Rate and Euro-Rate borrowings at December 31, 2019), and the Credit Agreement provides for a commitment fee to be paid on unused borrowings. The weighted average interest rate on the Credit Agreement was 4.03% at December 31, 2019. At December 31, 2019, letters of credit totaling $10,111 had been issued under the Credit Agreement, including $2,795 of the letters of credit guaranteeing various insurance activities, and $7,316 for environmental and other matters. The Credit Agreement permits SPLP, the parent, to fund the dividends on its preferred units and its routine corporate expenses. The Company's total availability under the Credit Agreement, which is based upon earnings and certain covenants as described in the Credit Agreement, was approximately $161,314 as of December 31, 2019.

On December 23, 2019, the Company entered into a fourth amendment to the Credit Agreement to, among other things, permit the Company to repurchase up to 1,600,000 of its 6.0% Series A Preferred Units ("SPLP Preferred Units") on February 6, 2020.

On November 14, 2022, the Credit Agreement will expire and all outstanding amounts will be due and payable. The Credit Agreement is guaranteed by substantially all existing and thereafter acquired assets of the borrowers and the guarantors, as defined in the agreement, and a pledge of all of the issued and outstanding shares of capital stock of each of the borrowers' and guarantors' subsidiaries, and is fully guaranteed by the guarantors. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, as defined. The Company was in compliance with all financial covenants as of December 31, 2019.

14. FINANCIAL INSTRUMENTS

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

At December 31, 2019 and 2018, financial instrument liabilities and related restricted cash consisted of $0 and $12,434, respectively, related to short sales of corporate securities. Full year activity is summarized below for financial instrument liabilities and related restricted cash:

	December 31,
	2019	2018
Balance, beginning of period	$12,434	$15,629
Settlement of short sales of corporate securities	(14,611)	(3,100)
Short sales of corporate securities	—	26
Net investment losses (gains)	2,177	(121)
Balance, end of period	$—	$12,434

Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts to hedge certain of its receivables and payables denominated in other currencies. In addition, the Company enters into foreign currency forward contracts to hedge the value of certain of its future sales denominated in Euros and the value of certain of its future purchases denominated in U.S. dollars. These hedges are associated with certain of the Company's operations located in the United Kingdom. The forward contracts that are used to hedge the risk of foreign exchange movement on its receivables and payables are accounted for as fair value hedges. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net changes in fair value of the derivative assets and liabilities are recognized in the Company's consolidated statements of operations. The forward contracts that are used to hedge the value of the Company's future sales and purchases are accounted for as cash flow hedges. These hedges are fully effective, and, accordingly, the changes in fair value are recorded in AOCI and, at maturity, any gain or loss on the forward contract is reclassified from AOCI into the Company's consolidated statements of operations. At December 31, 2019, there were no contracts in place to hedge the risk of foreign exchange movement or to hedge the value of future sales denominated in foreign currencies.

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 19 - "Fair Value Measurements"). At December 31, 2019, outstanding derivatives mature within 5 years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Precious Metal and Commodity Inventories

As of December 31, 2019, the Company had the following outstanding forward contracts with settlement dates through January 2020. There were no futures contracts outstanding at December 31, 2019.

Commodity	Amount	Notional Value
Silver	245,600 ounces	$4,285
Gold	5,126 ounces	$7,622
Palladium	834 ounces	$1,560
Copper	250,000 pounds	$659
Tin	20 metric tons	$338

Of the total forward contracts outstanding, 13,650 ounces of silver and all the of the copper contracts are designated and accounted for as fair value hedges and are associated primarily with the Company's precious metal inventory carried at fair value. The remaining outstanding forward contracts for silver, and all the contracts for gold, palladium and tin, are accounted for as economic hedges.

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets are as follows:

		Fair Value of Derivative Assets (Liabilities)
		December 31,
	Balance Sheet Location	2019	2018
Derivatives designated as ASC 815 hedges
Commodity contracts	Accrued liabilities	$(46)	$(14)
Foreign exchange forward contracts	Accrued liabilities	$—	$(95)
Derivatives not designated as ASC 815 hedges
Foreign exchange forward contracts	Accrued liabilities	$—	$(81)
Commodity contracts	Accrued liabilities	$(335)	$(145)
Economic interests in loans	Other non-current assets	$18,633	$17,156

The effect of cash flow hedge accounting for foreign currency forward contracts on AOCI for the years ended December 31, 2019 and 2018 are not material. The effects of fair value and cash flow hedge accounting on the consolidated statements of operations for the years ended December 31, 2019 and 2018 are not material.

The effects of derivatives not designated as ASC 815 hedging instruments on the consolidated statements of operations for the years ended December 31, 2019 and 2018 are as follows:

		Amount of Gain (Loss) Recognized in Income
		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	2019	2018
Commodity contracts	Other (expense) income, net	$(1,695)	$379
Foreign exchange forward contracts	Revenue/Cost of goods sold	228	241
Economic interests in loans	Revenue	14,801	14,559
Total derivatives		$13,334	$15,179

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

At December 31, 2019 and 2018, WebBank's undisbursed loan commitments totaled $125,861 and $130,697, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

15. PENSION AND OTHER POST-RETIREMENT BENEFITS

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

Pension benefits for the WPC bargained participants include both defined benefit and defined contribution features, since the plan includes the account balances from the RSP Plan. The gross benefit, before offsets, is calculated based on years of service and the benefit multiplier under the plan. The net defined benefit pension plan benefit is the gross amount offset for the benefits payable from the RSP Plan and benefits payable by the Pension Benefit Guaranty Corporation from previously terminated plans. Individual employee accounts established under the RSP Plan are maintained until retirement. Upon retirement, participants who are eligible for the WHX Pension Plan and maintain RSP Plan account balances will normally receive benefits from the WHX Pension Plan. When these participants become eligible for benefits under the WHX Pension Plan, their vested balances in the RSP Plan become assets of the WHX Pension Plan. Although these RSP Plan assets cannot be used to fund any of the net benefit that is the basis for determining the defined benefit plan's net benefit obligation at the end of the year, the Company has included the amount of the RSP Plan accounts of $15,318 and $13,261 on a gross-basis as both assets and liabilities of the plan as of December 31, 2019 and 2018, respectively.

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

Net actuarial losses for the WHX Pension Plan are being amortized over the average future lifetime of the participants, which is expected to be approximately 16 years while the average future lifetime for the WHX Pension Plan II is expected to be approximately 12 years. The JPS Plan is also amortized over the average future lifetime of the population. The Company believes that use of the future lifetime of the participants is appropriate because the plans are inactive.

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

The following table presents the components of pension expense for the HNH and API pension plans:

	Year Ended December 31,
	2019	2018
Interest cost	$21,819	$20,999
Expected return on plan assets	(24,078)	(27,703)
Amortization of actuarial loss and prior service credit	10,374	9,888
Total	$8,115	$3,184

Pension expense is included in Selling, general and administrative expenses on the consolidated statements of operations.

Actuarial assumptions used to develop the components of pension expense were as follows:

	2019	2018
Discount rates:
WHX Pension Plan	4.10%	3.45%
WHX Pension Plan II	4.00%	3.33%
JPS Pension Plan	4.09%	3.40%
API Pension Plan	2.90%	2.50%
HNH expected return on assets	6.50%	6.50%
API expected return on assets	3.36%	3.80%

The measurement date for plan obligations is December 31. The discount rate is the rate at which the plans' obligations could be effectively settled and is based on high-quality bond yields as of the measurement date.

Summarized below is a reconciliation of the funded status for HNH's and API's qualified defined benefit pension plans:

	HNH Plans		API Plan
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at January 1	$498,812	$601,194	$135,612	$152,006
Prior service cost	—	—	—	2,634
Interest cost	17,933	17,276	3,886	3,723
Actuarial loss (gain)	49,475	(75,503)	14,312	(9,527)
Benefits paid	(40,331)	(44,155)	(5,358)	(5,528)
Impact of foreign exchange rate	—	—	3,014	(7,696)
Benefit obligation at December 31	$525,889	$498,812	$151,466	$135,612
Change in plan assets:
Fair value of plan assets at January 1	$308,489	$349,819	$125,833	$140,634
Actual returns on plan assets	41,499	(29,091)	19,971	(2,984)
Benefits paid	(40,331)	(44,155)	(5,358)	(5,528)
Company contributions	33,447	31,916	894	936
Impact of foreign exchange rate	—	—	2,554	(7,225)
Fair value of plan assets at December 31	343,104	308,489	143,894	125,833
Funded status	$(182,785)	$(190,323)	$(7,572)	$(9,779)
Accumulated benefit obligation ("ABO") for qualified defined benefit pension plans:
ABO at January 1	$498,812	$601,194	$135,612	$152,006
ABO at December 31	$525,889	$498,812	$151,466	$135,612
Amounts recognized on the consolidated balance sheets:
Current liability	$—	$—	$—	$—
Non-current liability	(182,785)	(190,323)	(7,572)	(9,779)
Total	$(182,785)	$(190,323)	$(7,572)	$(9,779)

The weighted average assumptions used in the valuations at December 31 were as follows:

	2019	2018
Discount rates:
WHX Pension Plan	3.06%	4.10%
WHX Pension Plan II	2.97%	4.00%
JPS Pension Plan	2.93%	4.09%
API Pension Plan	2.10%	2.90%

Pretax amounts included in Accumulated other comprehensive loss at December 31, 2019 and 2018 were as follows:

	HNH Plans		API Plan
	2019	2018	2019	2018
Prior service cost	$—	$—	$2,385	$2,475
Net actuarial loss	238,418	220,778	4,459	5,551
Accumulated other comprehensive loss	$238,418	$220,778	$6,844	$8,026

The pretax amount of actuarial losses included in Accumulated other comprehensive loss at December 31, 2019 that is expected to be recognized in net periodic benefit cost in 2020 is $11,538.

Other pretax changes in plan assets and benefit obligations recognized in comprehensive income (loss) are as follows:

	HNH Plans		API Plan
	Pension Benefits		Pension Benefits
	2019	2018	2019	2018
Current year actuarial (loss) gain	$(27,875)	$23,933	$1,479	$1,300
Amortization of actuarial loss	10,235	9,888	—	—
Current year prior service cost	—	—	—	(2,634)
Amortization of prior service credit	—	—	139	24
Impact of foreign exchange rate	—	—	(436)	367
Total recognized in comprehensive (loss) income	$(17,640)	$33,821	$1,182	$(943)

The actuarial loss in 2019 occurred principally because the discount rates used to measure benefit obligation for the HNH plans decreased in that year. Conversely, the actuarial gain in 2018 occurred principally because the discount rates used to measure benefit obligations for the HNH plans at the end of the fiscal year increased from the prior fiscal year end. In addition, the mortality assumptions were updated to reflect the results of a mortality study conducted in 2018, which also created an actuarial gain.

Benefit obligations were in excess of plan assets for each of the pension plans at both December 31, 2019 and 2018. Additional information for the plans with accumulated benefit obligations in excess of plan assets follows:

	HNH Plans		API Plan
	2019	2018	2019	2018
Projected benefit obligation	$525,889	$498,812	$151,466	$135,612
Accumulated benefit obligation	$525,889	$498,812	$151,466	$135,612
Fair value of plan assets	$343,104	$308,489	$143,894	$125,833

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

The fair value of pension investments is defined by reference to one of three categories (Level 1, Level 2 or Level 3) based on the reliability of inputs, as such terms are defined in Note 2 - "Summary of Significant Accounting Policies." HNH's plans' assets at December 31, 2019 and 2018, by asset category, are as follows:

Fair Value Measurements as of December 31, 2019:
	Assets at Fair Value as of December 31, 2019
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. mid-cap	$28,729	$—	$—	$28,729
U.S. large-cap	91,785	—	—	91,785
U.S. small-cap	1,252	—	—	1,252
International large-cap	940	—	—	940
Fixed income securities	1,823	—	—	1,823
Foreign exchange contracts	—	78	—	78
Mortgage and other asset-backed securities	—	11,870	—	11,870
U.S. Government debt securities	—	8,831	—	8,831
Corporate bonds and loans	—	33,084	—	33,084
Convertible promissory notes	—	—	6,702	6,702
Stock warrants	—	—	643	643
Private company common stock	—	—	1,050	1,050
Subtotal	$124,529	$53,863	$8,395	186,787
Pension assets measured at net asset value (1)
Hedge funds: (2)
Equity long/short				60,057
Event driven				6,614
Value driven				26,702
Private equity - asset based lending - maritime (3)				5,223
Private equity - value oriented partnership investment fund (4)				6,805
Private equity - growth oriented private companies (8)				11,060
Private equity - revenue based lending (9)				1,259
Funds of funds - long-term capital growth (5)				10,300
Offshore feeder fund - Pan-Asia equity long/short (6)				5,070
Insurance separate account (7)				13,464
Total pension assets measured at net asset value				146,554
Cash and cash equivalents				11,790
Net payables				(2,027)
Total pension assets				$343,104

Fair Value Measurements as of December 31, 2018:
	Assets at Fair Value as of December 31, 2018
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. mid-cap	$24,736	$—	$—	$24,736
U.S. large-cap	75,859	—	—	75,859
U.S. small-cap	1,099	—	—	1,099
International large-cap	918	—	—	918
Fixed income securities	2,111	—	—	2,111
Foreign exchange contracts	—	—	—	—
Mortgage and other asset-backed securities	—	15,934	—	15,934
U.S. Government debt securities	—	10,161	—	10,161
Corporate bonds and loans	—	34,117	—	34,117
Convertible promissory notes	—	—	4,202	4,202
Stock warrants	—	—	193	193
Private company common stock	—	—	1,050	1,050
Subtotal	$104,723	$60,212	$5,445	170,380
Pension assets measured at net asset value (1)
Hedge funds: (2)
Equity long/short				50,777
Event driven				27,028
Value driven				18,995
Private equity - asset based lending - maritime (3)				9,498
Private equity - value oriented partnership investment fund (4)				4,102
Funds of funds - long-term capital growth (5)				14,945
Offshore feeder fund - Pan-Asia equity long/short (6)				4,243
Insurance separate account (7)				12,328
Total pension assets measured at net asset value				141,916
Cash and cash equivalents				4,738
Net payables				(8,545)
Total pension assets				$308,489

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

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

(8)
The partnership's investment strategy is focused primarily on private growth-oriented companies and value-added investments in lower middle-market high growth industries. It is committed to providing long-term opportunities and investing in both debt and equity.

(9)
The limited partnership's investment strategy is to achieve superior returns by creating a portfolio of high yield, secured, revenue-based loans to established private companies. The general partner intends to target private companies that generate between $4,000 and $75,000 in annual revenue.

API's pension plan's assets at December 31, 2019 and 2018 by asset category, are as follows:

Fair Value Measurements as of December 31, 2019:
	Assets at Fair Value as of December 31, 2019
Asset Class	Level 1	Level 2	Level 3	Total
Equities	$49,062	$—	$—	$49,062
Bonds	—	28,088	—	28,088
Property	—	14,702	—	14,702
Liability-driven instrument (1)	—	34,855	—	34,855
Private markets	—	—	12,012	12,012
Cash and cash equivalents	5,175	—	—	5,175
Total pension assets	$54,237	$77,645	$12,012	$143,894

Fair Value Measurements as of December 31, 2018:
	Assets at Fair Value as of December 31, 2018
Asset Class	Level 1	Level 2	Level 3	Total
Equities	$38,814	$—	$—	$38,814
Bonds	—	13,605	—	13,605
Property	—	13,457	—	13,457
Liability-driven instrument (1)	—	38,639	—	38,639
Private markets	—	—	13,824	13,824
Cash and cash equivalents	7,494	—	—	7,494
Total pension assets	$46,308	$65,701	$13,824	$125,833

(1)
Represents investments in pooled funds. This is a method of investing whereby a portfolio of assets is built with the objective of moving in-line with liabilities. The assets are typically derivative instruments based on government bonds or instruments called swaps which are exposed to the same liability sensitivities (interest rates and inflation) as the pension liabilities.

During 2019, the changes to the HNH plans' Level 3 assets were as follows:

Year Ended December 31, 2019	Convertible Promissory Notes	Stock Warrants	Private Company Common Stock	Total
Beginning balance as of January 1, 2019	$4,202	$193	$1,050	$5,445
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Gains or losses included in changes in net assets	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	2,500	450	—	2,950
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	—
Ending balance as of December 31, 2019	$6,702	$643	$1,050	$8,395

The Company's policy is to recognize transfers in and transfers out of Level 3 as of the date of the event or change in circumstances that caused the transfer. There were no changes to the HNH plans' Level 3 assets during 2018.

In 2019, changes in the API Plan's Level 3 net assets consisted of transfers out of $2,401, a gain of $578, and foreign currency translation gains of $11. In 2018, changes in the API Plan's Level 3 net assets consisted of transfers out of $281, a gain of $1,057 and foreign currency translation losses of $797.

The following tables present the category, fair value, unfunded commitments, redemption frequency and redemption notice period of those assets for which fair value was estimated using the net asset value per share (or its equivalents), as well as plan assets which have redemption notice periods, as of December 31, 2019 and 2018:

Class Name	Description	Fair Value December 31, 2019	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds	Global long short feeder fund	$11,713	$—	Monthly (1)	90 days
Hedge funds	US long small cap value hedge fund	10,637	—	Quarterly (2)	90 days
Hedge funds	International equity long/short hedge fund	12,331	—	Quarterly (3)	90 days (3)
Private equity	Growth oriented private companies	5,322	—	(4)	(4)
Hedge funds	Value driven hedge fund	26,702	—	(5)	6 months
Fund of Funds	Long-term capital growth	10,300	20,581	(6)	95 days
Hedge funds	Equity long/short hedge funds	11,714	—	(7)	60 days
Hedge funds	Event driven hedge funds	6,614	—	(19)	(19)
Insurance separate account	Insurance separate account	13,464	—	(8)	(8)
Private equity	Asset-based lending - maritime	5,223	2	(9)	(9)
Private equity	Value oriented partnership investment fund	6,805	6,250	(10)	(10)
Offshore feeder fund	Pan-Asia equity long/short	5,070		(11)	60 days
Private equity	Revenue-based lending	1,259	6,875	(14)	(14)
Hedge funds	Equity long/short hedge funds	2,424	—	Quarterly (13)	60 days
Hedge funds	Equity long/short hedge funds	4,380	—	Quarterly (12)	90 days
Hedge funds	Equity long/short hedge funds	2,705	—	Quarterly (15)	60 days
Hedge funds	Equity long/short hedge funds	4,153	—	Quarterly (16)	90 days
Private equity	Growth oriented private companies	3,709	1,290	(17)	(17)
Private equity	Growth oriented private companies	2,029	—	(18)	(18)

Class Name	Description	Fair Value December 31, 2018	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds	Global long short feeder fund	$9,499	$—	Monthly (1)	90 days
Hedge funds	US long small cap value hedge fund	9,775	—	Quarterly (2)	90 days
Hedge funds	International equity long/short hedge fund	11,680	—	Quarterly (3)	90 days (3)
Hedge funds	Multi-strategy hedge fund	3,630	1,750	(4)	(4)
Hedge funds	Value driven hedge fund	18,995	—	(5)	6 months
Fund of funds	Long-term capital growth	14,945	22,222	(6)	95 days
Hedge funds	Equity long/short hedge funds	10,507	—	(7)	60 days
Hedge funds	Event driven hedge funds	27,028	—	Monthly	90 days
Insurance separate account	Insurance separate account	12,328	—	(8)	(8)
Private equity	Asset-based lending-maritime	9,498	51	(9)	(9)
Private equity	Value oriented partnership investment fund	4,102	8,500	(10)	(10)
Offshore feeder fund	Pan-Asia equity long/short	4,243	—	(11)	60 days
Hedge funds	Equity long/short hedge funds	3,689	—	Quarterly (12)	90 days
Hedge funds	Equity long/short hedge funds	1,997	—	Quarterly (13)	60 days
Private equity	Revenue-based lending	—	7,750	(14)	(14)

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

(4)	Limited partnership formed in 2017. Commitment of $5,000, no right to withdraw. The fund has a four years duration with the option for two additional 1 year extensions.

(5)	5 year staggered lockup period. May redeem one-third of the investment on each of December 31, 2020, 2021 and 2022.

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

(10)
Entered into an agreement effective September 8, 2016 for a commitment of $12,500 to a limited partnership private equity fund. $6,250 of capital has been called as of December 31, 2019. Voluntary withdrawals will not be permitted. Complete distributions will be made after 10 years, subject to an extension of an additional 1 year. The agreement provided for loans to the fund, and as of December 31, 2019, a $3,772 loan receivable was outstanding from the fund. Per the loan agreement, a loan exists until the partnership issues a drawdown notice. Upon issuance of a drawdown notice, a capital contribution to the partnership will be deemed to be made and deemed to have repaid the loan to the extent of the capital contribution.

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

(15)
Entered into an agreement effective February 1, 2019 for a commitment of $2,000. Maximum withdrawal is 25% of total capital account per quarter, subject to 60 days notice. Upon complete redemption, staggered percentages will be redeemed over 4 quarters, subject to a holdback of up to 10% withheld and paid after the fund's financial statement audit.

(16)
Entered into an agreement effective August 2, 2019 for a commitment of $3,000. Limited Partner has no right to withdraw from the Partnership, in whole or in part, until December 31, 2020. Upon complete redemption, a holdback of up to 5% is withheld and paid after the fund's financial statement audit.

(17)
Entered into an agreement effective August 15, 2019 for a commitment of $5,000. Limited Partner has no right to withdraw from the Partnership, in whole or in part, until three years from the date of the subscription. The capital can be withdrawn in the first year after the termination of commitment period, and each third year after such first year. The withdrawal notice must be delivered no more than 120 days and no less than 90 days prior to the start of permitted exit year.

(18)
Entered into an agreement effective July 17, 2019 for a commitment of $2,000, no right to withdrawal by the limited partner. The partnership continues until the earliest to occur: (a) election by the General Partner to wind-up and dissolve the partnership, (b) vote of two-thirds in interest of the limited partners within sixty days of the occurrence of an event constituting cause, or (c) withdrawal, bankruptcy or dissolution and commencement of winding up of the General Partner.

(19)
On October 28, 2019, the general partner provided a written notice of the termination and wind up of the fund. The fund commenced an orderly liquidation of its portfolio and anticipates 1) a cash distribution of approximately 40% of NAV by January 2020, 2) an in-kind distribution of the balance of the redemption proceeds to be concluded by May 2020, and 3) final payments (up to 10%) will be held and released approximately 10 days after a final liquidation audit.

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

HNH expects to have required minimum annual contributions for 2020, 2021, 2022, 2023, 2024 and for the five years thereafter of $35,700, $33,300, $32,400, $25,900, $15,700, and $5,600 respectively. API expects to have required minimum annual contributions of $900 for 2020, 2021, 2022 and $750 in 2023. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

Benefit Payments

Estimated future benefit payments for the pension plans over the next ten years are as follows:

Years	HNH Plans	API Plan
2020	$41,626	$5,553
2021	40,539	5,915
2022	39,419	6,277
2023	38,259	6,666
2024	37,051	7,054
2025-2029	164,694	40,680

16. CAPITAL AND ACCUMULATED OTHER COMPRENSIVE LOSS

As of December 31, 2019, the Company had 25,023,128 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

The Board of Directors of SPH GP has approved the repurchase of up to an aggregate of 3,000,000 of the Company's common units ("Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. The Company has purchased 2,089,177 common units for an aggregate price of approximately $33,881 under the Repurchase Program.

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

Preferred Units

The 6.0% SPLP Preferred Units entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared cash distributions of approximately $11,891 and $11,750 to preferred unitholders for the years ended December 31, 2019 and 2018, respectively. The SPLP Preferred Units have a term of nine years and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption. In addition, the holders were able to require the Company to repurchase up to 1,600,000 of the SPLP Preferred Units, in cash on a pro rata basis, on the third anniversary of the original issuance date of February 7, 2017, reduced by any preferred units called for redemption by the Company, in cash on a pro rata basis, prior to that time.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as a non-current liability, including accrued interest expense, on the Company's consolidated balance sheets as of December 31, 2019 and 2018 because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as a liability, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of operations. As of December 31, 2019 and 2018, there were 7,927,288 SPLP Preferred Units outstanding.

On February 6, 2020 ("Redemption Date"), the Company redeemed 1,600,000 units of the SPLP Preferred Units at a price equal to $25 per unit, plus an amount of $0.22 per unit, equal to any accumulated and unpaid distributions up to, but excluding, the Redemption Date ("Redemption Price"), for a total payment of approximately $40,400 ("Redemption Payment").

WFHC Transactions

During 2018, the Company entered into purchase agreements with minority stockholders of its subsidiary, WebFinancial Holding Corporation ("WFHC"), pursuant to which the Company purchased shares of common and preferred stock of WFHC in exchange for aggregate consideration totaling approximately $20,680, comprised of cash of $13,708, 185,407 SPLP common units and 186,271 SPLP Preferred Units. As a result of these transactions, the Company owns 100% of WFHC.

In accordance with the accounting standard on consolidation, changes in a parent's ownership interest where the parent retains a controlling financial interest in its subsidiary were accounted for as equity transactions. The carrying amount of the acquired noncontrolling interests were eliminated to reflect the change in SPLP's ownership interest in WFHC, and the difference between the fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted was recognized in Partners' capital.

iGo Transaction

On December 31, 2018, the Company entered into a contribution agreement with iGo, an equity method investee of the Company, in which the Company contributed its interest in its subsidiary, Kasco LLC ("Kasco"), in exchange for consideration consisting of 5,000,000 newly issued common shares of iGo and the assumption by iGo/Kasco of $15,000 of debt outstanding under the Credit Agreement (see Note 13 - "Debt"). As a result of this transaction, the Company now owns 80.2% of iGo's common stock, and iGo became a consolidated subsidiary. As of both December 31, 2019 and 2018, iGo's assets and liabilities have been included in the Company's consolidated balance sheet, with a related noncontrolling interest of 19.8% of iGo's common stock.

Accumulated Other Comprehensive Loss

Changes, net of tax, in AOCI are as follows:

	Unrealized gain (loss) on available-for-sale securities	Unrealized (loss) gain on derivative financial instruments	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2017	$91,078	$(119)	$(18,259)	$(177,085)	$(104,385)
Net other comprehensive (loss) income attributable to common unitholders (a)	(274)	(28)	(4,693)	24,247	19,252
Cumulative effect of adopting ASU 2016-01 relating to net unrealized gains and losses on equity securities (b)	(91,078)	—	—	—	(91,078)
Acquisition of AOCI from noncontrolling interests	—	(130)	(524)	(379)	(1,033)
Balance at December 31, 2018	(274)	(277)	(23,476)	(153,217)	(177,244)
Net other comprehensive income (loss) attributable to common unitholders (a)	—	263	(1,690)	(12,751)	(14,178)
Balance at December 31, 2019	$(274)	$(14)	$(25,166)	$(165,968)	$(191,422)

(a)
Net of tax (benefit) provision of approximately $(4,252) and $8,349 for the years ended December 31, 2019 and 2018, respectively, principally related to changes in pension liabilities and other post-retirement benefit obligations.

(b)
Effective January 1, 2018 upon adoption of ASU 2016-01, a cumulative effect reclassification adjustment was made to remove the net unrealized gains and losses on equity securities from Accumulated other comprehensive loss and reclassify them to Partners' capital.

Incentive Unit Expense

Effective January 1, 2012, SPLP issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP, which are determined as of the last day of each fiscal year. If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company records a negative incentive unit expense in the quarter when such over accrual is determined. The expense is recorded in Selling, general and administrative expenses in the Company's consolidated statements of operations. The Company recorded $0 and $0 of incentive unit expense for the years ended December 31, 2019 and 2018, respectively.

17. INCOME TAXES

Details of the Company's tax provision (benefit) are as follows:

	Year Ended December 31,
	2019	2018
Income (loss) before income taxes and equity method investments
Domestic	$94,438	$169
Foreign	(66,677)	(9,591)
Total	$27,761	$(9,422)

Income taxes:
Current:
Federal	$(3,216)	$(1,160)
State	3,751	7,518
Foreign	2,292	3,054
Total income taxes, current	2,827	9,412
Deferred:
Federal	12,759	8,723
State	(787)	(3,521)
Foreign	1,066	(2,055)
Total income taxes, deferred	13,038	3,147
Income tax provision	$15,865	$12,559

The following is a reconciliation of the income tax provision computed at the federal statutory rate to the provision for income taxes:

	Year Ended December 31,
	2019	2018
Income (loss) before income taxes and equity method investments	$27,761	$(9,422)
Federal income tax provision (benefit) at statutory rate	$5,830	$(1,978)
Loss passed through to common unitholders (a)	7,005	5,794
	12,835	3,816
State income taxes, net of federal effect	5,824	1,705
Change in valuation allowance	(11,280)	6,317
Foreign tax rate differences	5,039	(59)
Uncertain tax positions	111	150
Federal and state audits	(1,723)	—
Impairment-related adjustments	3,031	—
Permanent differences and other	2,028	630
Income tax provision	$15,865	$12,559

(a)
Represents taxes at statutory rate on losses for which no tax benefit is recognizable by SPLP and certain of its subsidiaries which are taxed as pass-through entities. Such losses are allocable directly to SPLP's unitholders and taxed when realized.

As discussed in Note 2 - "Summary of Significant Accounting Policies," the Company adopted Topic 842 on January 1, 2019. As a result of the adoption of Topic 842, the Company recorded an ROU asset and lease liability of $45,357 and $46,024, respectively, on January 1, 2019. The Company analyzed the deferred tax implications of adopting Topic 842, and has realized a separate deferred tax asset and liability to account for the change in balances through December 31, 2019.

The Tax Cuts and Jobs Act, enacted in 2017, included a provision to tax global intangible low-taxed income ("GILTI") of foreign subsidiaries. The FASB Staff Q&A Topic No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election either to recognize deferred taxes for temporary differences that are expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. We have elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred.

Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. The amounts shown on the following table represent the tax effect of temporary differences between the consolidated tax return basis of assets and liabilities and the corresponding basis for financial reporting, as well as tax credit and operating loss carryforwards.

	December 31,
	2019	2018
Deferred Tax Assets:
Operating loss carryforwards (a)	$116,458	$136,940
Postretirement and postemployment employee benefits	46,039	50,306
Tax credit carryforwards	9,718	12,837
Accrued costs	8,038	4,970
Investment impairments and unrealized losses	5,082	6,282
Inventories	5,004	3,536
Environmental costs	3,166	3,299
Capital loss	13,503	8,459
Allowance for doubtful accounts and loan losses	8,094	4,460
Lease liabilities	8,860	—
Other	1,655	1,427
Gross deferred tax assets	225,617	232,516

Deferred Tax Liabilities:
Intangible assets	(25,897)	(27,758)
Fixed assets	(26,085)	(24,542)
Unrealized gain on investment	(18,359)	(4,388)
Right of use assets	(8,578)	—
Other	(1,207)	(2,715)
Gross deferred tax liabilities	(80,126)	(59,403)
Valuation allowance (b)	(60,460)	(79,298)
Net deferred tax assets	$85,031	$93,815

Classified on the Company's consolidated balance sheets as follows:
Deferred tax assets	$88,645	$96,040
Deferred tax liabilities	3,614	2,225
	$85,031	$93,815

(a)	The ability for certain subsidiaries to utilize net operating losses and other credit carryforwards may be subject to limitation upon changes in control.

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

At December 31, 2019, the Company's corporate subsidiaries had carryforwards of federal net operating losses ("NOLs") of $334,842 that expire in 2024 through 2037. In addition, there are federal NOLs that can only be utilized by the corporate subsidiaries that generated the prior year losses, commonly called SRLY NOLs, totaling $167,880, which will expire in 2020 through 2037. The Company has a valuation allowance to reserve its deferred tax asset associated with the SRLY NOLs. The Company has a capital loss carryforward in the amount of $55,499 that expires in 2021 through 2024. In 2019, the Company removed the valuation allowance recorded on the capital loss carryforward as it concluded that it was more likely than not that the Company will be able to realize the capital loss carryforward within the expiration period.

The Company's corporate subsidiaries have NOLs in foreign jurisdictions totaling $22,361 for which a valuation allowance to reserve the associated deferred tax asset has been established. There are NOLs in various states in which the subsidiaries operate. The benefit of such NOL's is estimated to be $18,335 and expire in 2020 through 2038. A valuation allowance has been established against a significant portion of the deferred tax asset associated with the state NOLs.

The Company's corporate subsidiaries have federal research and development credit carryforwards of $25,529 that expire in 2020 through 2030, and state research and development credit carryforwards of $19,893 for which a significant amount do not expire. The Company has a valuation allowance to reserve a significant portion of its deferred tax assets associated with the credit carryforwards.

Unrecognized Tax Benefits

U.S. GAAP provides that the tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The change in the amount of unrecognized tax benefits for 2019 and 2018 was as follows:

Balance at December 31, 2017	$60,728
Additions for tax positions related to current year	977
Additions for tax positions related to prior years	1,413
Payments	(543)
Reductions due to lapsed statutes of limitations and expiration of credits	(10,850)
Balance at December 31, 2018	$51,725
Additions for tax positions related to current year	995
Additions for tax positions related to prior years	69
Reductions due to lapsed statutes of limitations and expiration of credits	(4,082)
Balance at December 31, 2019	$48,707

The Company's total gross unrecognized tax benefits were $48,707 and $51,725 at December 31, 2019 and 2018, respectively, of which $43,718, if recognized, would affect the provision for income taxes. In 2019, the Company reversed $4,082 of reserves upon the expiration of the statutes of limitations with applicable taxing authorities and the expiration of time for utilizing certain credits for which a full reserve is maintained. As of December 31, 2019, it is reasonably possible that unrecognized tax benefits may decrease by $202 in the next 12 months due to the expiration of statutes of limitations. The Company recognizes interest and penalties (if applicable) related to uncertain tax positions in its Income tax provision in the consolidated statement of operations. For 2019 and 2018, the amount of such interest and penalties recognized was not significant.

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

As described in Note 1 - "Nature of the Business and Basis of Presentation," during 2019 the Company received an IRS adjustment related to the 2015 sale of Arlon. The IRS adjustment resulted in a decrease to Arlon's tax basis, which increased the tax gain realized on the sale. The adjustment was for approximately $26,864, which was recorded as of December 31, 2017 as a decrease to the opening balance of Partners' capital with a corresponding increase to Accrued Liabilities recorded as of December 31, 2018. The estimated liability of $26,864 was made up of federal tax and interest of $24,002, and state tax and interest of $2,862. The IRS audit was expanded to include 2016 and 2017, and all years were subsequently agreed and settled for federal tax purposes in late 2019. The Company settled the federal portion of the IRS audit for $21,782 in the fourth quarter of 2019, and recorded a benefit of $2,220 in Income tax provision in the accompanying consolidated statement of operations for the year ended December 31, 2019. The federal benefit of $2,220 was the difference between the federal estimated liability recorded of $24,002 and the IRS final settlement of $21,782. The Company anticipates paying the federal and state settlement in 2020.

The Company is not currently under tax examination in any foreign jurisdictions. The Company has ongoing state audits in various state tax jurisdictions but has not identified any material adjustments with respect to the state audits, to date.

18. NET INCOME (LOSS) PER COMMON UNIT

The following data was used in computing net income (loss) per common unit shown in the Company's consolidated statements of operations:

	December 31,
	2019	2018
Net income (loss)	$3,853	$(31,490)
Net loss (income) attributable to noncontrolling interests in consolidated entities	97	(1,114)
Net income (loss) attributable to common unitholders	$3,950	$(32,604)
Net income (loss) per common unit - basic
Net income (loss) attributable to common unitholders	$0.16	$(1.25)
Net income (loss) per common unit – diluted
Net income (loss) attributable to common unitholders	$0.16	$(1.25)
Denominator for net income (loss) per common unit - basic	24,964,643	25,984,185
Effect of dilutive securities:
Unvested restricted common units	566	—
Denominator for net income (loss) per common unit - diluted	24,965,209	25,984,185

For the year ended December 31, 2019, the diluted per unit calculation does not include 15,086,857 of SPLP Preferred Units, since the impact would have been anti-dilutive. For the year ended December 31, 2018, the diluted net loss per unit calculation was based on the basic weighted-average units only since the impact of 12,240,672 of SPLP Preferred Units and 24,100 of unvested restricted stock units, would have been anti-dilutive.

19. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of December 31, 2019 and 2018 are summarized by type of inputs applicable to the fair value measurements as follows:

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$170	$50	$—	$220
Long-term investments (a)	222,178	—	53,658	275,836
Precious metal and commodity inventories recorded at fair value	11,377	—	—	11,377
Economic interests in loans	—	—	18,633	18,633
Warrants	—	—	2,086	2,086
Total	$233,725	$50	$74,377	$308,152

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$381	$—	$381
Other precious metal liabilities	11,481	—	—	11,481
Total	$11,481	$381	$—	$11,862

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$836	$603	$—	$1,439
Long-term investments (a)	200,179	14,943	42,601	257,723
Investments in certain funds	—	—	422	422
Precious metal and commodity inventories recorded at fair value	9,884	—	—	9,884
Economic interests in loans	—	—	17,156	17,156
Foreign currency forward exchange contracts	—	275	—	275
Warrants	—	—	1,738	1,738
Total	$210,899	$15,821	$61,917	$288,637

Liabilities:
Financial instrument obligations	$12,434	$—	$—	$12,434
Commodity contracts on precious metal and commodity inventories	—	159	—	159
Other precious metal liabilities	8,589	—	—	8,589
Foreign currency forward exchange contracts	—	450	—	450
Total	$21,023	$609	$—	$21,632

(a)	For additional detail of the marketable securities and long-term investments see Note 11 - "Investments."

There were no transfers of securities among the various measurement input levels during the years ended December 31,
2019 or 2018.

The fair value of the Company's financial instruments, such as cash and cash equivalents, trade and other receivables and accounts payable, approximates carrying value due to the short-term maturities of these assets and liabilities. Carrying cost approximates fair value for long-term debt, which has variable interest rates.

The precious metal and commodity inventories associated with the Company's fair value hedges (see Note 14 - "Financial Instruments") are reported at fair value. Fair values of these inventories are based on quoted market prices on commodity exchanges and are considered Level 1 measurements. The derivative instruments that the Company purchases in connection with its precious metal and commodity inventories, specifically commodity futures and forward contracts, are also valued at fair value. The futures contracts are Level 1 measurements since they are traded on a commodity exchange. The forward contracts are entered into with a counterparty and are considered Level 2 measurements.

As discussed in Note 9 - "Goodwill and Other Intangible Assets, Net" to the Company's consolidated financial statements, during the year ended December 31, 2019, the Company recorded goodwill impairment charges of $41,853 in Goodwill impairment charges in the accompanying consolidated statements of operations for the year ended December 31, 2019 related to the Company's packaging business. The goodwill impairment was determined by measuring and comparing the fair value of the packaging business, using an income and market approach, to its carrying amount. The valuation of the Company's packaging business was a nonrecurring fair value measurement and was classified as a Level 3 measurement due to the degree of unobservable inputs in the valuation. Such inputs included estimates of the amount and timing of expected future cash flows and assumptions in determining risk-adjusted discount rates. Changes in these unobservable inputs might have resulted in a higher or lower fair value measurement.

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Investments in Associated Companies (a)	Marketable Securities and Other (b)	Total
Assets
Balance at December 31, 2017	$36,223	$25,693	$61,916
Purchases	—	2,482	2,482
Sales and cash collections	—	(23,154)	(23,154)
Realized gains on sale	—	18,704	18,704
Unrealized gains	4,420	145	4,565
Unrealized losses	—	(2,346)	(2,346)
Balance at December 31, 2018	$40,643	$21,524	$62,167
Purchases	14,943	932	15,875
Sales and cash collections	—	(15,173)	(15,173)
Realized gains on sale	—	14,853	14,853
Unrealized gains	—	1	1
Unrealized losses	(3,346)	—	(3,346)
Balance at December 31, 2019	$52,240	$22,137	$74,377

(a)	Unrealized gains and losses are recorded in Loss of associated companies, net of taxes in the Company's consolidated statements of operations.

(b)	Realized and unrealized gains and losses are recorded in Realized and unrealized (gains) losses on securities, net or Revenue in the Company's consolidated statements of operations.

Long-Term Investments - Valuation Techniques

The Company estimates the value of its investments in STCN preferred stock and the STCN convertible note using a Monte Carlo simulation. Key inputs in these valuations include the trading price and volatility of STCN's common stock, the risk-free rate of return, as well as the dividend rate, conversion price, redemption date of the preferred stock and maturity date of the note. The Company estimates the value of another of its investments in an associated company primarily using a discounted cash flow method adjusted for additional information related to debt covenants, solvency issues and other related matters.

Marketable Securities and Other - Valuation Techniques

The fair value of the derivatives held by WebBank (see Note 14 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flows analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 6.77% to 34.98%, a constant default rate of 1.93% to 27.55% and a discount rate of 3.88% to 25.13%.

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

20. COMMITMENTS AND CONTINGENCIES

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

The environmental claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs, and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues costs associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of December 31, 2019, on a consolidated basis, the Company has recorded liabilities of $13,035 in Accrued liabilities on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

Environmental Matters

Certain HNH subsidiaries have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH recorded liabilities of approximately $11,286 related to estimated environmental remediation costs as of December 31, 2019. HNH may have insurance coverage available for certain of these matters.

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

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of HNH, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. HHEM is actively remediating the property and is continuing to investigate effective methods for achieving compliance with the ACO. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs and other related costs are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and HNH, all after having the first $1,000 paid by the former owner/operator. As of December 31, 2019, total investigation and remediation costs of approximately $8,500 and $2,700 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM had been reimbursed indirectly through insurance coverage for a portion of the costs for which it is responsible. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. A reserve of approximately $1,300 has been established for HHEM's expected 25% share of anticipated costs at this site, which is based upon the recent selection of a final remedy, on-going operations and maintenance, additional investigations and monitored natural attenuation testing over the next 30 years. On December 18, 2019, the State of New Jersey ("State") filed a complaint against HHEM, the Company and other non-affiliated corporations related to former operations at this location. The State is seeking unspecified damages, including reimbursement for all cleanup and removal costs and other damages that the State has incurred, including the lost value of, and reasonable assessment costs for, any natural resource injured as a result of the alleged discharge of hazardous substances and pollutants, as well as attorneys' fees and costs. We intend to assert all legal and procedural defenses available. Based upon currently available information, we have determined that a range of potential loss cannot be reasonably estimated at this time. There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM, HNH or the Company.

HNH's subsidiary, SL Industries, Inc. ("SLI"), may incur environmental costs in the future as a result of the past activities of its former subsidiary, SL Surface Technologies, Inc. ("SurfTech"), in Pennsauken, New Jersey ("Pennsauken Site"), in Camden, New Jersey and at its former subsidiary, SGL Printed Circuits in Wayne, New Jersey. At the Pennsauken Site, in 2013, SLI entered into a consent decree with both the U.S. Department of Justice and the U.S. Environmental Protection Agency ("EPA") and has

since completed the remediation required by the consent decree and has paid the EPA a fixed sum for its past oversight costs. Separate from the Consent Decree, in December 2012, the NJDEP made a settlement demand of $1,800 for past and future cleanup and removal costs and natural resource damages ("NRD"). To avoid the time and expense of litigating the matter, SLI offered to pay approximately $300 to fully resolve the claim presented by the State. SLI's settlement offer was rejected. On December 6, 2018, the State filed a complaint against SLI related to its operations at the Pennsauken Site. The State is seeking treble damages and attorneys' fees, NRD for loss of use of groundwater, as well as a request for relief that SLI pay all cleanup and removal costs that the State has incurred and will incur at the Pennsauken Site. The State did not specifically identify its alleged damages in the complaint. SLI intends to assert all legal and procedural defenses available to it. Based upon currently available information, we have determined that a range of potential loss can no longer be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

SLI reported soil contamination and a groundwater contamination in 2003 from the SurfTech site located in Camden, New Jersey. Substantial investigation and remediation work have been completed under the direction of the licensed site remediation professional ("LSRP") for the site. Additional soil excavation and chemical treatment are expected to begin in early 2020. Post-remediation groundwater monitoring will be conducted and a full-scale groundwater bioremediation is expected to be implemented following completion of the remediation. A reserve of $2,500 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

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

Litigation Matters

On December 8, 2017, a stockholder class action, captioned Sciabacucchi v. DeMarco, et al., was filed in the Court of Chancery of the State of Delaware by a purported former stockholder of HNH challenging the Company's acquisition, through a subsidiary, of all of the outstanding shares of common stock of HNH not already owned by the Company or any of its affiliates. The action named as defendants the former members of the HNH board of directors, the Company and SPH GP, and alleges, among other things, that the defendants breached their fiduciary duties to the former public stockholders of HNH in connection with the aforementioned acquisition. The complaint sought, among other relief, unspecified monetary damages, attorneys' fees and costs. On July 9, 2019, the Company entered into a settlement of the case, solely to avoid the substantial burden, expense, inconvenience and distraction of continued litigation and to resolve each of the plaintiff's claims against the defendant parties. In the settlement, the defendants agreed to pay the plaintiff class $30,000, but denied that they engaged in any wrongdoing or committed any violation of law or breach of duty and stated that they believe they acted properly, in good faith, and in a manner consistent with their legal duties. The settlement was approved by the court on December 2, 2019. Our insurance carriers agreed to contribute an aggregate of $17,500 toward the settlement amount. The Company recorded a charge of $12,500 in Selling, general and administrative expenses in the consolidated statement of operations for the twelve months ended December 31, 2019, which consisted of the legal settlement of $30,000, reduced by $17,500 of insurance recoveries. The settlement was paid on December 17, 2019. The Company made a demand of an aggregate of $10,000 in further contributions from two insurance carriers, which the carriers declined, and we are pursuing claims in court to endeavor to recover this sum, although there can be no assurance as to the outcome of this litigation.

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

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through December 31, 2019. In many cases these claims involved more than 100 defendants. There remained approximately 30 pending asbestos claims as of December 31, 2019. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of both December 31, 2019 and 2018, BNS Sub has accrued $1,349 relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

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

21. RELATED PARTY TRANSACTIONS

Management Agreement with SP General Services LLC

SPLP is managed by the Manager, pursuant to the terms of the Management Agreement, which receives a fee at an annual rate of 1.5% of total Partners' capital ("Management Fee"), payable on the first day of each quarter and subject to quarterly adjustment. In addition, SPLP may issue to the Manager partnership profits interests in the form of incentive units, which will be classified as Class C common units of SPLP, upon the attainment of certain specified performance goals by SPLP, which are determined as of the last day of each fiscal year (see Note 16 - "Capital and Accumulated Other Comprehensive Loss" for additional information on the incentive units).

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $7,781 and $8,119 for the years ended December 31, 2019 and 2018, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Unpaid amounts for management fees included in Payables to related parties on the Company's consolidated balance sheets were $27 and $1 at December 31, 2019 and 2018, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $6,668 and $4,846 during the years ended December 31, 2019 and 2018, respectively. Unpaid amounts for reimbursable expenses were approximately $409 and $254 at December 31, 2019 and 2018, respectively, and are included in Payables to related parties on the Company's consolidated balance sheets.

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

Other

At December 31, 2019 and 2018, several related parties and consolidated subsidiaries had deposits totaling $1,156 and $1,667, respectively, at WebBank. Approximately $100 and $616 of these deposits, including interest, which was not significant, have been eliminated in consolidation as of December 31, 2019 and 2018, respectively.

22. SEGMENT INFORMATION

SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other, which are managed separately and offer different products and services. The Diversified Industrial segment is comprised of manufacturers of engineered niche industrial products, including joining materials, tubing, building materials, performance materials, electrical products, cutting replacement products and services, and packaging businesses. The Energy segment provides drilling and production services to the oil & gas industry and owns a youth sports business. The Financial Services segment consists primarily of the operations of WebBank, a Utah chartered industrial bank, which engages in a full range of banking activities. The Corporate and Other segment consists of several consolidated subsidiaries, including Steel Services, equity method and other investments, and cash and cash equivalents. Its income or loss includes certain unallocated general corporate expenses. Steel Services has management services agreements with our consolidated subsidiaries and other related companies as further discussed in Note 21 - "Related Party Transactions." The Company expects to revise the measurement of its segments during the first quarter of 2020 to reflect the additional allocation of expenses incurred by the Corporate and Other segment in connection with its management services to the Diversified Industrial, Energy and Financial Services segments. The additional allocations will not impact the Company's consolidated results of operations.

Steel Services charged the Diversified Industrial, Energy and Financial Services segments $25,181, $6,962 and $3,712, respectively, for the year ended December 31, 2019. For the year ended December 31, 2018, Steel Services charged the Diversified Industrial, Energy and Financial Services segments $13,269, $8,150 and $4,700, respectively, for these services. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

During the first quarter of 2019, the Company changed the measurement methods used to determine reported segment profit or loss. The 2018 financial information has been recast to reflect these changes on a comparable basis. Accordingly, for the year ended December 31, 2018, the Company reclassified interest expense from operating income (loss) from the Diversified Industrial, Energy, and Corporate and Other segments of $13,396, $387 and $25,451, respectively, to Interest expense in the segment information table presented below. The Company also reclassified net investment gains of $3,057 from the Energy segment to the Corporate and Other segment for the year ended December 31, 2018.

Segment information is presented below:

	Year Ended December 31,
Revenue:	2019	2018
Diversified industrial	$1,226,365	$1,286,665
Energy	163,972	175,950
Financial services	171,434	121,999
Total	$1,561,771	$1,584,614
(Loss) income before interest expense and income taxes:
Diversified industrial	$(20,430)	$56,057
Energy	(1,850)	(9,012)
Financial services	68,560	54,544
Corporate and other	14,847	(81,286)
Income before interest expense and income taxes	61,127	20,303
Interest expense	41,409	39,234
Income tax provision	15,865	12,559
Net income (loss)	$3,853	$(31,490)
Loss of associated companies, net of taxes (included above):
Corporate and other	$(8,043)	$(9,509)
Total	$(8,043)	$(9,509)

	Year Ended December 31, 2019
	Capital Expenditures	Depreciation and Amortization
Diversified industrial	$36,165	$54,141
Energy	5,999	17,548
Financial services	710	423
Corporate and other	150	154
Total	$43,024	$72,266

	Year Ended December 31, 2018
	Capital Expenditures	Depreciation and Amortization
Diversified industrial	$39,589	$59,582
Energy	7,399	20,214
Financial services	85	397
Corporate and other	12	130
Total	$47,085	$80,323

	December 31,
	2019	2018
Identifiable Assets Employed:
Diversified industrial	$937,873	$1,018,700
Energy	346,954	352,179
Financial services	996,082	924,763
Corporate and other	51,445	60,417
Total	$2,332,354	$2,356,059

The following table presents geographic revenue and long-lived asset information as of and for the year ended December 31. Foreign revenue is based on the country in which the legal subsidiary generating the revenue is domiciled. Long-lived assets in 2019 and 2018 consist of property, plant and equipment, plus approximately $5,378 and $5,994, respectively, of land and buildings from previously operating businesses and other non-operating assets. Such assets are carried at the lower of cost or fair value less cost to sell and are included in Other non-current assets on the Company's consolidated balance sheets as of December 31, 2019 and 2018. Neither revenue nor long-lived assets from any single foreign country were material to the consolidated financial statements of the Company.

	2019		2018
	Revenue	Long-lived Assets	Revenue	Long-lived Assets
Geographic information:
United States	$1,410,376	$238,987	$1,368,778	$260,512
Foreign	151,395	28,668	215,836	42,949
Total	$1,561,771	$267,655	$1,584,614	$303,461

23. REGULATORY MATTERS

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

As a result of Basel III becoming fully implemented as of January 1, 2019, WebBank's minimum requirements increased for both the quantity and quality of capital held by WebBank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio ("CET1 Ratio") of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which as fully phased-in, effectively results in a minimum CET1 Ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% as fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also made changes to risk weights for certain assets and off-balance-sheet exposures. WebBank expects that its capital ratios under Basel III will continue to exceed the well capitalized minimum capital requirements, and such amounts are disclosed in the table below:

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
As of December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to risk-weighted assets)	$178,930	19.50%	$73,525	8.00%	$96,502	10.50%	$91,907	10.00%
Tier 1 Capital
(to risk-weighted assets)	$167,131	18.20%	$55,144	6.00%	$78,121	8.50%	$73,525	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$167,131	18.20%	$41,358	4.50%	$64,335	7.00%	$59,739	6.50%
Tier 1 Capital
(to average assets)	$167,131	18.30%	$36,489	4.00%	n/a	n/a	$45,611	5.00%

As of December 31, 2018
Total Capital
(to risk-weighted assets)	$151,799	22.60%	$53,807	8.00%	$66,418	9.88%	$67,258	10.00%
Tier 1 Capital
(to risk-weighted assets)	$143,275	21.30%	$40,355	6.00%	$52,966	7.88%	$53,807	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$143,275	21.30%	$30,266	4.50%	$42,877	6.38%	$43,718	6.50%
Tier 1 Capital
(to average assets)	$143,275	18.30%	$31,250	4.00%	n/a	n/a	$39,063	5.00%

24. SUPPLEMENTAL CASH FLOW INFORMATION

The amount of Cash, cash equivalents and restricted cash as of December 31, 2019 and 2018 in the consolidated statements of cash flows is reconciled to the Company's consolidated balance sheets as follows:

	Year Ended December 31,
	2019	2018
Cash and cash equivalents	$148,348	$334,884
Restricted cash	—	12,434
Total cash, cash equivalents and restricted cash	$148,348	$347,318

A summary of supplemental cash flow information for the years ending December 31, 2019 and 2018 is presented in the following table:

	Year Ended December 31,
	2019	2018
Cash paid during the period for:
Interest	$51,605	$40,773
Taxes	8,947	9,463
Non-cash investing and financing activities:
Acquisition of iGo shares in exchange for Kasco equity	$—	$6,156
Contingent purchase price (future earn-out) associated with the Dunmore acquisition	—	3,800
Issuance of SPLP common units to purchase subsidiary shares from noncontrolling interests	—	3,159
Issuance of SPLP Preferred Units to purchase subsidiary shares from noncontrolling interests	—	3,812

25. QUARTERLY FINANCIAL DATA (UNAUDITED)

				Net Income (Loss) Attributable to Common Unitholders
Quarter	Revenue	Net Income (Loss)	Net Income (Loss) Attributable to Common Unitholders	Per Common Unit Basic	Per Common Unit Diluted
2019
First	$387,053	$15,622	$15,678	$0.63	$0.48
Second	414,203	21,034	21,063	0.84	0.61
Third (a)	396,342	(2,764)	(2,878)	(0.12)	(0.12)
Fourth (b)	364,173	(30,039)	(29,913)	(1.20)	(1.20)
	$1,561,771	$3,853	$3,950
2018
First	$366,245	$(8,851)	$(9,078)	$(0.35)	$(0.35)
Second	434,437	13,555	13,042	0.50	0.42
Third	405,319	(6,191)	(6,095)	(0.23)	(0.23)
Fourth (c)	378,613	(30,003)	(30,473)	(1.19)	(1.19)
	$1,584,614	$(31,490)	$(32,604)

(a)
The Company recorded goodwill impairment charges of approximately $41,853 in the third quarter of 2019, related to goodwill associated with the Diversified Industrial segment (see Note 9 - "Goodwill and Other Intangible Assets, Net").

(b)
The Company recorded asset impairment charges of approximately $29,591 in the fourth quarter of 2019, primarily related to long-lived and intangible assets in the Diversified Industrial segment (see Note 6 - "Asset Impairment Charges").

(c)
The Company recorded asset impairment charges of approximately $8,108 in the fourth quarter of 2018, primarily related to intangible assets in the Diversified Industrial segment (see Note 6 - "Asset Impairment Charges").

26. SUBSEQUENT EVENTS

On January 31, 2020, the Company announced that API Group Limited and certain of its affiliates commenced administration proceedings in the United Kingdom. The purpose of the administration proceedings is to facilitate an orderly sale or wind-down of its United Kingdom operations, which include API Laminates Limited and API Foils Holdings Limited. In the United States, API Americas Inc. voluntarily filed for Chapter 11 proceedings in Bankruptcy Court on February 2, 2020, in order to facilitate the sale or liquidation of its U.S. assets. The API entities are wholly-owned subsidiaries of the Company and are included in the Diversified Industrial segment.

The Company will deconsolidate API on the respective dates noted above as it will no longer hold a controlling financial interest as of those dates. The Company will record a gain or loss as of these dates based on the amount of API's assets, liabilities and amounts included in accumulated other comprehensive loss associated with API at the time of deconsolidation. As of December 31, 2019, API had assets and liabilities of approximately $58,490 and $109,413, respectively, currency translation loss associated with API of approximately $10,522 and accumulated other comprehensive loss associated with API's United Kingdom pension of approximately $6,900. The results of API are expected to be presented as a discontinued operation in future reporting periods. As a result of the administration proceedings and potential asset sales and/or orderly liquidation, as described above, the total amount realized from the sale of API's assets may be less than the carrying value of such assets prior to their deconsolidation by the Company.

As of January 31, 2020, API held $69,151 of principal loans under the Credit Agreement described in Note 13 - "Debt." Under the terms of the Credit Agreement, the Company and certain consolidated subsidiaries are guarantors, and accordingly, are responsible for the ultimate repayment of these loans. If the proceeds from the sale of the assets of API are not sufficient to fully repay the loans, the Company will be responsible for any shortfall in their repayment, potentially up to their full outstanding balance of $69,151. In addition, on January 31, 2020, the Company became obligor to API's U.S. pension plans. Accordingly, the Company expects to retain the previously recorded pension obligation liability of approximately $5,221.

On February 6, 2020, the Company redeemed 1,600,000 units of the SPLP Preferred Units at a price equal to $25.00 per unit, plus an amount of $0.22 per unit, equal to any accumulated and unpaid distributions up to, but excluding, the Redemption Date, for a total payment of approximately $40,400. The Company redeemed the SPLP Preferred Units based on its previously-disclosed obligation to repurchase the SPLP Preferred Units by February 7, 2020, the third anniversary of their issuance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of our management, including the Principal Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Chief Financial Officer concluded that as of December 31, 2019 our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

The Company completed the acquisition of National Partners on April 1, 2019. The Company's management will exclude the operations of National Partners from its evaluation of, and conclusion on, the effectiveness of management's internal control over financial reporting as of December 31, 2019. This business represents approximately 4.9% of our total assets as of December 31, 2019, and approximately 0.2% of total revenue for the year then ended. The Company's management will fully integrate the operations of National Partners into its assessment of the effectiveness of its internal control over financial reporting in 2020.
Under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2019 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.

Deloitte & Touche LLP, the independent registered public accounting firm who audited the Company's 2019 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, which is included herein.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for the years ended December 31, 2019 and 2018
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018
Consolidated Statements of Changes in Capital for the years ended December 31, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
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

3.5
Eighth Amended and Restated Agreement of Limited Partnership of Steel Partners Holdings L.P., dated as of February 20, 2020 (incorporated by reference to Exhibit 3.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed February 24, 2020).

4.1
Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of ModusLink Global Solutions, Inc. filed with the Secretary of State of the State of Delaware on December 15, 2017 (incorporated by reference to Exhibit 4.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed December 19, 2017).

4.2*	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
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

10.8
Third Amendment, dated as of January 31, 2019, to the Credit Agreement, dated as of November 14, 2017, by and among Handy & Harman Group Ltd., SPH Group Holdings LLC, Steel Excel Inc., API Americas Inc., iGo, Inc. and Cedar 2015 Limited as Borrowers, PNC Bank, National Association, in its capacity as administrative agent, the lenders party thereto, and certain of the Borrowers' affiliates in their capacities as guarantors*** (incorporated by reference to Exhibit 10.2 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed February 4, 2019).

10.9
Fourth Amendment, dated as of December 23, 2019, to the Credit Agreement, dated as of November 14, 2017, by and among Handy & Harman Group Ltd., SPH Group Holdings LLC, Steel Excel Inc., API Americas Inc., iGo, Inc. and Cedar 2015 Limited as Borrowers, PNC Bank, National Association, in its capacity as administrative agent, the lenders party thereto, and certain of the Borrowers' affiliates in their capacities as guarantors*** (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed December 23, 2019).

10.10
Fifth Amendment, dated as of January 31, 2020 to the Credit Agreement, dated as of November 14, 2017, by and among Handy & Harman Group Ltd., SPH Group Holdings LLC, Steel Excel Inc., API Americas Inc., iGo, Inc. and Cedar 2015 Limited as Borrowers, PNC Bank, National Association, in its capacity as administrative agent, the lenders party thereto, and certain of the Borrowers' affiliates in their capacities as guarantors (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 31, 2020).

10.11
Sixth Amended and Restated Management Agreement by and between SP Corporate Services LLC and SP General Services LLC, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 13, 2015).

10.12**
Incentive Unit Agreement by and between Steel Partners Holdings L.P. and SPH SPV-I LLC, effective as of May 11, 2012 (incorporated by reference to Exhibit 10.2 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 13, 2015).

10.13**	2018 Incentive Award Plan (incorporated by reference to Steel Partners Holdings L.P.'s Schedule 14A, filed April 23, 2018).
10.14
Exchange Agreement, dated as of May 31, 2015, by and between Handy & Harman Group, Ltd. and SPH Group Holdings LLC (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed June 1, 2015).

10.15
Preferred Stock Purchase Agreement dated as of December 15, 2017, by and between ModusLink Global Solutions, Inc. and SPH Group Holdings LLC. (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed December 19, 2017).

10.16**
Employment Agreement, dated as of June 29, 2010, between SL Industries, Inc. and William Fejes, Jr. (incorporated by reference to Exhibit 10.1 of SL Industries, Inc.'s Quarterly Report on Form 10-Q, filed August 2, 2010).

10.17**
Employment Agreement, dated March 11, 2019, by and between Steel Services Ltd. and Douglas B. Woodworth (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed March 14, 2019).

21*	Subsidiaries of Steel Partners Holdings L.P.
23.1*	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
23.2*	Consent of Independent Registered Public Accounting Firm-BDO USA, LLP.
24*	Power of Attorney (included in the signature page)
31.1*	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Financial Statements of Steel Connect, Inc. for the two years ended July 31, 2019 (incorporated by reference to Part II, Item 8 of Steel Connect, Inc.'s Annual Report on Form 10-K, filed with Securities and Exchange Commission on October 15, 2019).

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
February 27, 2020
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

By:	/s/ Warren G. Lichtenstein	February 27, 2020
	Warren G. Lichtenstein, Executive Chairman	Date
(Principal Executive Officer)

By:	/s/ Douglas B. Woodworth	February 27, 2020
	Douglas B. Woodworth, Chief Financial Officer	Date
(Principal Accounting Officer)

By:	/s/ Jack L. Howard	February 27, 2020
	Jack L. Howard, Director	Date

By:	/s/ James Benenson III	February 27, 2020
	James Benenson III, Director	Date

By:	/s/ Eric P. Karros	February 27, 2020
	Eric P. Karros, Director	Date

By:	/s/ John P. McNiff	February 27, 2020
	John P. McNiff, Director	Date

By:	/s/ Joseph L. Mullen	February 27, 2020
	Joseph L. Mullen, Director	Date

By:	/s/ General Richard I. Neal	February 27, 2020
	General Richard I. Neal, Director	Date

By:	/s/ Lon Rosen	February 27, 2020
	Lon Rosen, Director	Date

By:	/s/ Rory H. Tahari	February 27, 2020
	Rory H. Tahari, Director	Date