Form 10-Q
period 2020-03-31
STEEL PARTNERS HOLDINGS L.P.
filed 2020-05-07
CIK 1452857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The number of common units outstanding as of May 6, 2020 was 24,927,560.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(unaudited)
(in thousands, except common units)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$395,822	$139,467
Marketable securities	123	220
Trade and other receivables - net of allowance for doubtful accounts of $3,041 and $2,512, respectively	196,490	175,043
Receivables from related parties	2,772	2,221
Loans receivable, including loans held for sale of $68,756 and $225,013, respectively, net	380,909	546,908
Inventories, net	153,088	151,641
Prepaid expenses and other current assets	29,818	33,689
Assets of discontinued operations	—	41,012
Total current assets	1,159,022	1,090,201
Long-term loans receivable, net	189,267	196,145
Goodwill	151,921	149,626
Other intangible assets, net	153,749	158,593
Deferred tax assets	96,000	88,645
Other non-current assets	58,027	70,616
Property, plant and equipment, net	245,691	250,225
Operating lease right-of-use assets	33,487	34,324
Long-term investments	220,832	275,836
Assets of discontinued operations	—	18,143
Total Assets	$2,307,996	$2,332,354
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$103,462	$85,817
Accrued liabilities	80,377	114,941
Deposits	513,457	615,495
Payables to related parties	1,032	481
Short-term debt	591	1,800
Current portion of long-term debt	14,135	14,208
Current portion of preferred unit liability	—	39,782
Other current liabilities	89,295	42,041
Liabilities of discontinued operations	—	21,256
Total current liabilities	802,349	935,821
Long-term deposits	155,434	139,222
Long-term debt	550,681	322,081
Preferred unit liability	143,347	144,247
Accrued pension liabilities	182,666	183,228
Deferred tax liabilities	3,614	2,497
Long-term operating lease liabilities	26,156	26,458
Other non-current liabilities	14,230	14,556
Liabilities of discontinued operations	—	87,825
Total Liabilities	1,878,477	1,855,935
Commitments and Contingencies
Capital:
Partners' capital common units: 25,013,274 and 25,023,128 issued and outstanding (after deducting 12,647,864 and 12,647,864 units held in treasury, at cost of $198,781 and $198,781), respectively	602,400	664,035
Accumulated other comprehensive loss	(176,877)	(191,422)
Total Partners' Capital	425,523	472,613
Noncontrolling interests in consolidated entities	3,996	3,806
Total Capital	429,519	476,419
Total Liabilities and Capital	$2,307,996	$2,332,354

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended March 31,
	2020	2019
Revenue:
Diversified industrial net sales	$262,300	$280,921
Energy net revenue	38,602	38,986
Financial services revenue	46,998	35,906
Total revenue	347,900	355,813
Costs and expenses:
Cost of goods sold	221,079	238,467
Selling, general and administrative expenses	76,664	82,323
Asset impairment charges	617	—
Finance interest expense	3,434	3,924
Provision for loan losses	26,137	8,470
Interest expense	8,315	10,205
Realized and unrealized losses (gains) on securities, net	18,002	(2,109)
Other (income) expense, net	(967)	1,150
Total costs and expenses	353,281	342,430
(Loss) income from continuing operations before income taxes and equity method investments	(5,381)	13,383
Income tax (benefit) provision	(3,429)	3,002
Loss (income) of associated companies, net of taxes	34,507	(9,381)
Net (loss) income from continuing operations	(36,459)	19,762
Discontinued operations (see Note 3)
Loss from discontinued operations, net of taxes	(2,301)	(4,140)
Net loss on deconsolidation of discontinued operations	(22,847)	—
Loss from discontinued operations, net of taxes	(25,148)	(4,140)
Net (loss) income	(61,607)	15,622
Net (income) loss attributable to noncontrolling interests in consolidated entities (continuing operations)	(130)	56
Net (loss) income attributable to common unitholders	$(61,737)	$15,678
Net (loss) income per common unit - basic
Net (loss) income from continuing operations	$(1.46)	$0.80
Net loss from discontinued operations	(1.01)	(0.17)
Net (loss) income attributable to common unitholders	$(2.47)	$0.63
Net (loss) income per common unit - diluted
Net (loss) income from continuing operations	$(1.46)	$0.58
Net loss from discontinued operations	(1.01)	(0.10)
Net (loss) income attributable to common unitholders	$(2.47)	$0.48
Weighted-average number of common units outstanding - basic	25,020,854	24,846,653
Weighted-average number of common units outstanding - diluted	25,020,854	39,176,909

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(61,607)	$15,622
Other comprehensive income (loss), net of taxes:
Gross unrealized gains on derivative financial instruments	—	518
Currency translation adjustments	(2,936)	1,303
Other comprehensive (loss) income	(2,936)	1,821
Comprehensive (loss) income	(64,543)	17,443
Comprehensive (income) loss attributable to noncontrolling interests	(130)	56
Comprehensive (loss) income attributable to common unitholders	$(64,673)	$17,499

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2019	37,670,992	(12,647,864)	$(198,781)	$664,035	$(191,422)	$472,613	$3,806	$476,419
Net (loss) income	—	—	—	(61,737)	—	(61,737)	130	(61,607)
Currency translation adjustments	—	—	—	—	(2,936)	(2,936)	—	(2,936)
Equity compensation - restricted units	(9,854)	—	—	104	—	104	—	104
Deconsolidation of API (see Note 3)	—	—	—	—	17,481	17,481	—	17,481
Other, net	—	—	—	(2)	—	(2)	60	58
Balance as of March 31, 2020	37,661,138	(12,647,864)	$(198,781)	$602,400	$(176,877)	$425,523	$3,996	$429,519

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2018	37,436,531	(12,142,528)	$(192,060)	$666,031	$(177,244)	$488,787	$3,721	$492,508
Net income (loss)	—	—	—	15,678	—	15,678	(56)	15,622
Unrealized gains on derivative financial instruments	—	—	—	—	518	518	—	518
Currency translation adjustments	—	—	—	—	1,303	1,303	—	1,303
Equity compensation - restricted units	170,000	—	—	164	—	164	—	164
Purchases of SPLP common units	—	(505,336)	(6,721)	(6,721)	—	(6,721)	—	(6,721)
Balance as of March 31, 2019	37,606,531	(12,647,864)	$(198,781)	$675,152	$(175,423)	$499,729	$3,665	$503,394

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income from continuing operations	$(36,459)	$19,762
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	26,137	8,470
Loss (income) of associated companies, net of taxes	34,507	(9,381)
Realized and unrealized losses (gains) on securities, net	18,002	(2,109)
Derivative gains on economic interests in loans	(2,980)	(2,886)
Deferred income taxes	(4,627)	654
Depreciation and amortization	16,235	16,231
Non-cash lease expense	2,285	2,864
Equity-based compensation	206	164
Asset impairment charges	617	—
Other	47	1,554
Net change in operating assets and liabilities:
Trade and other receivables	(22,247)	(18,904)
Inventories	(2,840)	(6,635)
Prepaid expenses and other assets	3,028	(3,525)
Accounts payable, accrued and other liabilities	(22,122)	13,364
Net decrease in loans held for sale	156,257	18,313
Net cash provided by operating activities - continuing operations	166,046	37,936
Net cash used in operating activities - discontinued operations	(1,391)	(1,260)
Total cash provided by operating activities	164,655	36,676
Cash flows from investing activities:
Purchases of investments	(4,925)	(39,354)
Proceeds from sales of investments	1,191	—
Proceeds from maturities of investments	15,739	30,415
Loan originations, net of collections	(10,398)	(61,639)
Purchases of property, plant and equipment	(6,994)	(6,657)
Proceeds from sales of assets	452	100
Acquisitions	(3,500)	—
Other	—	33
Net cash used in investing activities - continuing operations	(8,435)	(77,102)
Net cash used in investing activities - discontinued operations	—	(664)
Net cash used in investing activities	(8,435)	(77,766)
Cash flows from financing activities:
Net revolver borrowings	230,300	5,382
Net (repayments) borrowings of term loans	(2,846)	259
Purchases of the Company's common units	—	(6,721)
Redemption of SPLP preferred units	(40,000)	—
Deferred finance charges	(1,474)	(815)
Net decrease in deposits	(85,826)	(73,302)
Other	—	(5,708)
Net cash provided by (used in) financing activities - continuing operations	100,154	(80,905)
Net cash provided by financing activities - discontinued operations	—	240
Net cash provided by (used in) financing activities	100,154	(80,665)
Net change for the period	256,374	(121,755)
Effect of exchange rate changes on cash and cash equivalents	(19)	830
Cash, cash equivalents and restricted cash at beginning of period	139,467	347,318
Cash, cash equivalents and restricted cash at end of period	$395,822	$226,393

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All amounts used in the Notes to Consolidated Financial Statements are in thousands, except common and preferred units, per common and preferred unit, and share and per share data.

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of the Business

Steel Partners Holdings L.P. ("SPLP" or "Company") is a diversified global holding company that engages in multiple businesses through consolidated subsidiaries and other interests. It owns and operates businesses and has significant interests in various companies, including diversified industrial products, energy, defense, supply chain management and logistics, direct marketing, banking and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other, which are managed separately and offer different products and services. For additional details related to the Company's reportable segments, see Note 18 - "Segment Information." Steel Partners Holdings GP Inc. ("SPH GP"), a Delaware corporation, is the general partner of SPLP and is wholly-owned by SPLP. The Company is managed by SP General Services LLC ("Manager"), pursuant to the terms of an amended and restated management agreement ("Management Agreement") discussed in further detail in Note 17 - "Related Party Transactions."

Risks and Uncertainties

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The spread of the outbreak has caused significant disruptions in the U.S. and global economies and economists expect the impact will be significant during the remainder of 2020. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company continues to evaluate the global risks and the slowdown in business activity related to COVID-19, including the potential impacts on its employees, customers, suppliers and financial results. As the situation surrounding COVID-19 remains fluid, it is expected to have a negative impact to the Company, however it is difficult to predict the duration of the pandemic and its impact on the Company's business, operations, financial condition and cash flows. There is no certainty that federal, state or local regulations regarding safety measures to address the spread of COVID-19 will not adversely impact the Company's operations. The Company has initiated cost reduction actions, including deferral of management and board fees, hiring freezes, employee furloughs, staffing and force reductions, salary reductions, bonus payment deferrals and 401(k) match suspension to help mitigate the financial impact of the COVID-19 pandemic. The Company has also frozen all discretionary spend, implemented strict approvals for capital expenditures and is aggressively managing working capital. The Company will evaluate further actions if circumstances warrant.

While the COVID-19 pandemic did not have a material adverse effect on our consolidated financial results for the first quarter, we anticipate the impact of the rapid deterioration of the U.S and global economies will most likely continue and have an adverse impact on our business through the second quarter. The severity of the impact of the COVID-19 pandemic on the Company's business in the remaining quarters of 2020 will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, and the extent and severity of the impact on the Company's customers and suppliers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity or results of operations is uncertain. See Note 21 - "Subsequent Events" for further COVID-19 related discussion.

Basis of Presentation

The accompanying unaudited consolidated financial statements as of March 31, 2020 and for the three month periods ended March 31, 2020 and 2019, which have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods, include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected herein. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2019, from which the consolidated balance sheet as of December 31, 2019 has been derived.

Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), but is not required for interim reporting purposes, has been condensed or omitted. Management must make estimates and assumptions that affect the consolidated financial statements and the related footnote disclosures. While management uses its best judgment, actual results may differ from those estimates. Certain reclassifications have been made to the prior period financial statements and notes to conform to the current period presentation.

On January 31, 2020, the Company announced that API Group Limited and certain of its affiliates commenced administration proceedings in the United Kingdom. The purpose of the administration proceedings is to facilitate an orderly sale or wind-down of its United Kingdom operations, which include API Laminates Limited and API Foils Holdings Limited. In the United States, API Americas Inc. voluntarily filed for Chapter 11 proceedings in Bankruptcy Court on February 2, 2020, in order to facilitate the sale or liquidation of its U.S. assets. The API entities (collectively, "API") were wholly-owned subsidiaries of the Company and were included in the Diversified Industrial segment. The Company deconsolidated API on January 31, 2020 as it no longer held a controlling financial interest as of that date. The results of API's operations are included in Discontinued operations in the accompanying statement of operations. The assets and liabilities of API as of December 31, 2019, prior to their deconsolidation, are included in Assets and Liabilities of discontinued operations, respectively, in the accompanying consolidated balance sheet. All amounts associated with API have been removed from the Company's financial statements and footnotes, and reported in discontinued operations.

All references made to financial data in this Quarterly Report on Form 10-Q are to the Company's continuing operations, unless specifically noted. See Note 3 - "Discontinued Operations" for additional information.

Adoption of New Accounting Standards

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. ("ASU") 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020. Because ASU 2018-13 affects disclosure only, the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Accounting Standards Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 provides entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, that are within the scope of Subtopic 326-20, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. The new standards were to be effective for the Company's 2020 fiscal year with early adoption permitted for all entities in fiscal years beginning after December 15, 2018. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This new standard amended the effective date of Topic 326 for smaller reporting companies until January 1, 2023. A company's determination about whether it is eligible to be a smaller reporting company is based on its most recent determination as of November 15, 2019, in accordance with SEC regulations. As of this date, the Company met the SEC definition of a smaller reporting company. Therefore, the Company will not be required to adopt Topic 326 until January 1, 2023. The Company is currently evaluating the potential impact of this new guidance; however, it expects that it could have a significant impact on the Company's allowance for loan losses ("ALLL").

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

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. ASU 2020-01 clarifies the interaction between accounting standards related to equity securities, equity method investments and certain derivatives, and is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. The amendments in ASU 2020-01 are effective for the Company's 2021 fiscal year, including interim periods. The Company is currently evaluating the potential impact of this new guidance, but management does not expect that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 is intended to provide temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate, known as LIBOR, or by another reference rate expected to be discontinued. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

2. REVENUES

Disaggregation of Revenues

Revenues are disaggregated at the Company's segment level since the segment categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. For additional details related to the Company's reportable segments, see Note 18 - "Segment Information."

The following table presents the Company's revenues disaggregated by geography for the three months ended March 31, 2020 and 2019. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Three Months Ended March 31,
	2020	2019
United States	$328,289	$334,218
Foreign (a)	19,611	21,595
Total revenue	$347,900	$355,813

(a)	For the three months ended March 31, 2020 and 2019, foreign revenues were primarily related to the Company's Dunmore Europe GmbH business, which is domiciled in Germany.

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections result in billed trade receivables, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheets. As of March 31, 2020 and December 31, 2019, the contract asset balance was $8,069 and $10,749, respectively.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts that are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheets, based on the timing of when the Company expects to recognize revenue. As of March 31, 2020 and December 31, 2019, the contract liability balance was $10,614 and $6,737, respectively. The increase in the three months ended March 31, 2020 was primarily due to the deferral of revenue of $4,027 offset by the recognition of $147 of unearned revenue.

3. DISCONTINUED OPERATIONS

On January 31, 2020, the Company announced that API Group Limited and certain of its affiliates commenced administration proceedings in the United Kingdom. The purpose of the administration proceedings is to facilitate an orderly sale or wind-down of its United Kingdom operations, which include API Laminates Limited and API Foils Holdings Limited. In the United States, API Americas Inc. voluntarily filed for Chapter 11 proceedings in Bankruptcy Court on February 2, 2020, in order to facilitate the sale or liquidation of its U.S. assets. The API entities were wholly-owned subsidiaries of the Company and part of the Diversified Industrial segment. The Company deconsolidated API on January 31, 2020 as it no longer held a controlling financial interest as of that date. The Company recorded a net loss on deconsolidation of $22,847 for the three months ended March 31, 2020.

The components of Net loss on deconsolidation of discontinued operations in the accompanying consolidated statement of operations are:

Three Months Ended March 31, 2020
Gain upon initial deconsolidation of API	$29,637
Loss from guarantee liability	(52,484)
Net loss on deconsolidation of API	$(22,847)

The gain upon initial deconsolidation of $29,637 is based primarily on the Company's carrying value of API's assets, liabilities and accumulated other comprehensive loss at the time of deconsolidation. All amounts associated with API have been removed from the Company's financial statements and footnotes, and reported in discontinued operations as described herein.

As of the date of deconsolidation, API held approximately $69,220 of principal loans under the Company's senior credit agreement described in Note 9 - "Debt." Under the terms of the credit agreement, the Company and certain consolidated subsidiaries are guarantors, and accordingly, are responsible for the ultimate repayment of these loans. If the net proceeds from the sale of the assets of API are not sufficient to fully repay the loans, the Company will be responsible for any shortfall in their repayment, potentially up to their full outstanding balance. The Company recorded a guarantee liability of $52,484 as of March 31, 2020, which represents the Company's total estimated debt repayment obligation after considering actual and estimated recoveries from the sales of API's businesses and assets. The guarantee liability is included in Other current liabilities in the accompanying consolidated balance sheet as of March 31, 2020. The loss related to the guarantee is included in Net loss on deconsolidation of discontinued operations in the accompanying consolidated statement of operations for the three months ended March 31, 2020. Changes in the amount of the guarantee will be recorded in Net loss on deconsolidation of discontinued operations, until the earlier of such time that the API debt has been repaid from the proceeds from the sale of API's businesses and assets or when the Company becomes the obligor of the debt upon completion of API's administration and bankruptcy proceedings, which are expected to be completed by December 31, 2020. If the Company becomes the obligor of the debt, the guarantee liability will be removed from the Company's consolidated balance sheet, and the Company will record debt at that time for the amount of the remaining outstanding debt obligation. The Company will continue to pay interest monthly on API's outstanding debt until the debt has been repaid in full. Monthly interest is approximately $200.

On February 2, 2020, the Company became obligor to API's U.S. pension plans. Accordingly, the Company retained the previously recorded API pension obligation liability of approximately $5,238. These obligations remain recorded in Accrued pension liabilities in the accompanying consolidated balance sheet as of March 31, 2020.

The following represents the detail of Loss from discontinued operations, net of taxes in the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
Revenue:	$6,388	$31,240
Costs and expenses:
Cost of goods sold	6,085	28,294
Selling, general and administrative expenses	2,219	6,041
Other expenses, net	385	1,086
Total costs and expenses	8,689	35,421
Loss before income taxes	(2,301)	(4,181)
Income tax benefit	—	41
Net loss	$(2,301)	$(4,140)

The following is a summary of the assets and liabilities of discontinued operations:

Assets	December 31, 2019
Current assets:
Cash and cash equivalents	$8,881
Trade and other receivables	13,367
Inventories, net	16,192
Prepaid expenses and other current assets	2,572
Total current assets	41,012
Other non-current assets	50
Property, plant and equipment, net	12,052
Operating lease right-of-use-assets	6,041
Total Assets	$59,155
Liabilities
Current liabilities:
Accounts payable	$14,027
Accrued liabilities	4,701
Short-term debt	1,397
Other current liabilities	1,131
Total current liabilities	21,256
Long-term debt	69,055
Deferred tax liabilities	1,117
Long-term operating lease liabilities	4,804
Accrued pension liabilities	12,849
Total Liabilities	$109,081

On the date of the deconsolidation, the Company believes that API became a variable interest entity. As described above, as of this date the Company no longer held a controlling financial interest in API as it lacked significant decision-making ability. Therefore, the Company is not the primary beneficiary of API. The Company's total exposure to loss primarily relates to API's debt, and is described above.

4. ACQUISITIONS

On April 1, 2019, the Company, through its wholly-owned subsidiary, WebBank, completed the acquisition of National Partners PFco, LLC ("National Partners"), located in Denver, Colorado, for consideration of $47,725, which includes assumed debt, including debt with a third-party that WebBank had a preexisting $10,000 participation, and is subject to a potential $1,800 earn-out based on future performance through June 30, 2020, as provided in the purchase agreement. National Partners provides commercial premium finance solutions for national insurance brokerages, independent insurance agencies and insureds in key markets throughout the United States. National Partners is included with WebBank in the Company's Financial Services segment. In connection with the acquisition, the Company recorded trade and other receivables, other intangible assets and goodwill associated with the acquisition, totaling approximately $37,195, $2,230 and $6,515, respectively, as well as other assets and liabilities. Other intangible assets consist of agent relationships of $1,800 and trade names of $430. The goodwill from the acquisition consists largely of the synergies expected from combining the operations of the two businesses. The goodwill of $6,515 is expected to be deductible for income tax purposes.

On January 23, 2020, the Company, through its wholly-owned subsidiary, OMG, Inc., completed the acquisition of Metallon, Inc. ("Metallon"), which is in the business of manufacturing plugs for the composite exterior deck market, for a cash purchase price of $3,500. The assets acquired included goodwill of $2,300, intangible assets, primarily unpatented technology, of $800 and property, plant and equipment of $400. No liabilities or contingent consideration were included in the acquisition. Prior to the acquisition, Metallon was the exclusive supplier of plugs to OMG, Inc. for composite exterior decks, and this acquisition will provide OMG, Inc. with additional control of its supply chain, production costs and overall product margin. OMG, Inc. is included in the Company's Diversified Industrial segment. The goodwill of $2,300 is expected to be deductible for income tax purposes.

5. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classifications of loans receivable, including loans held for sale, held by WebBank, as of March 31, 2020 and December 31, 2019 are as follows:

	Total				Current		Non-current
	March 31, 2020%		December 31, 2019%		March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Loans held for sale	$68,756		$225,013		$68,756	$225,013	$—	$—

Commercial real estate loans	$663	—%	$659	—%	—	—	663	659
Commercial and industrial	273,035	49%	251,349	45%	258,689	233,510	14,346	17,839
Consumer loans	280,145	51%	302,714	55%	105,887	125,067	174,258	177,647
Total loans	553,843	100%	554,722	100%	364,576	358,577	189,267	196,145
Less:
Allowance for loan losses	(52,423)		(36,682)		(52,423)	(36,682)	—	—
Total loans receivable, net	$501,420		$518,040		312,153	321,895	189,267	196,145
Loans receivable, including loans held for sale (a)					$380,909	$546,908	$189,267	$196,145

(a)	The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities.

Loans with a carrying value of approximately $7,760 and $15,737 were pledged as collateral for potential borrowings as of March 31, 2020 and December 31, 2019, respectively. WebBank serviced $2,892 and $2,898 in loans for others as of March 31, 2020 and December 31, 2019, respectively.

WebBank sold loans classified as loans held for sale of $5,124,275 and $5,232,586 during the three months ended March 31, 2020 and 2019, respectively. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of consumer and small business loans. Amounts added to loans held for sale during the three months ended March 31, 2020 and 2019 were $4,969,689 and $5,214,272, respectively. The reduction in volume of loans held for sale as of March 31, 2020 reflects the impact of reduced lending by WebBank's partners, beginning in March 2020, due to the economic impact of COVID-19. Such factors include WebBank's partners experiencing reduced sales volume, as well as tightening their credit policies due to the increase in the U.S. unemployment rate and other factors. This in turn has reduced the volume of loans being initiated by, and then sold by, WebBank.

The ALLL represents an estimate of probable and estimable losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALLL is established by analyzing the portfolio at least quarterly, and a provision for or reduction of loan losses is recorded so that the ALLL is at an appropriate level at the balance sheet date. WebBank's ALLL increased $15,741, or 43%, during the first quarter of 2020, primarily driven by the impact of COVID-19. WebBank is observing and anticipating significant economic disruption and loan performance deterioration associated with the COVID-19 pandemic. WebBank believes this will have a broad negative impact on the macro-economy and will cause estimated credit losses to materially differ from historical loss experience.

6. INVENTORIES, NET

A summary of Inventories, net is as follows:

	March 31, 2020	December 31, 2019
Finished products	$47,502	$48,484
In-process	35,790	30,913
Raw materials	46,958	46,440
Fine and fabricated precious metal in various stages of completion	25,393	29,202
	155,643	155,039
LIFO reserve	(2,555)	(3,398)
Total	$153,088	$151,641

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

The Company obtains certain precious metals under a fee consignment agreement with the Bank of Nova Scotia ("ScotiaBank"). As of March 31, 2020 and December 31, 2019, the Company had approximately $13,910 and $6,880, respectively, of precious metals, principally silver, under consignment with ScotiaBank, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount included in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

The Company continues to monitor the impact of COVID-19 on our customers and our inventory levels and related reserves.

	March 31, 2020	December 31, 2019
Supplemental inventory information:
Precious metals stated at LIFO cost	$4,954	$15,660
Precious metals stated under non-LIFO cost methods, primarily at fair value	$17,884	$10,144
Market value per ounce:
Silver	$14.52	$17.86
Gold	$1,621.58	$1,522.14
Palladium	$2,283.75	$1,935.19

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying amount of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Financial Services	Corporate and Other	Total
Balance as of December 31, 2019
Gross goodwill	$180,855	$67,143	$6,515	$81	$254,594
Accumulated impairments	(40,178)	(64,790)	—	—	(104,968)
Net goodwill	140,677	2,353	6,515	81	149,626
Acquisitions (a)	2,300	—	—	—	2,300
Currency translation adjustments	(5)	—	—	—	(5)
Balance as of March 31, 2020
Gross goodwill	183,150	67,143	6,515	81	256,889
Accumulated impairments	(40,178)	(64,790)	—	—	(104,968)
Net goodwill	$142,972	$2,353	$6,515	$81	$151,921

(a)	Related to the acquisition of Metallon. See Note 4 - "Acquisitions."

A summary of Other intangible assets, net is as follows:

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$213,610	$110,348	$103,262	$216,428	$109,701	$106,727
Trademarks, trade names and brand names	51,094	18,667	32,427	51,414	18,469	32,945
Developed technology, patents and patent applications	32,012	17,610	14,402	31,984	17,176	14,808
Other	18,760	15,102	3,658	17,963	13,850	4,113
Total	$315,476	$161,727	$153,749	$317,789	$159,196	$158,593

Trademarks with indefinite lives as of both March 31, 2020 and December 31, 2019 were $11,320. Amortization expense related to intangible assets was $5,282 and $5,265 for the three months ended March 31, 2020 and 2019, respectively. As a result of COVID-19 related declines in our youth sports business within the Energy segment, intangible assets of $617, primarily customer relationships, were fully impaired during the quarter ended March 31, 2020. The impairment is included in Asset impairment charges in the accompanying statement of operations for the three months ended March 31, 2020.

As of March 31, 2020, the Company reviewed its goodwill, other intangible assets and long-lived assets for indicators of impairment as a result of the impact of the COVID-19 pandemic. As a result of the COVID-19 pandemic, the Company believes that indicators of impairment were present for all these asset classes due to a general deterioration in macroeconomic conditions, reduced cash flow projections and a significant decline in the Company's market capitalization. Therefore, we assessed whether it was more likely than not that our goodwill, other intangible assets and long-lived assets were impaired as of March 31, 2020. We reviewed our previous forecasts and assumptions based on our current projections that are subject to various risks and uncertainties, including forecasted revenues, expenses and cash flows, including the duration and extent of impact to our businesses from the COVID-19 pandemic and the reduction in the Company's market capitalization. Based on our interim impairment assessment as of March 31, 2020, we have determined that our goodwill, other intangible assets, except for our youth sports related intangibles described above, and long-lived assets are not impaired. However, as a result of the COVID-19 pandemic, it is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets are impaired. In addition, at March 31, 2020, the goodwill related to the performance materials business, within our Diversified Industrial segment, is at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to further declines in market conditions or customer demand. The goodwill related to our energy business within our Energy segment is also at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to reductions in customer demand as a result of continued or sustained declines in the price of oil. See Note 21 - "Subsequent Events" for further discussion.

8. INVESTMENTS

Short-Term Investments

The Company's short-term investments primarily consist of its marketable securities portfolio. The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investments. The investments are carried at fair value and totaled $123 and $220 as of March 31, 2020 and December 31, 2019, respectively. Unrealized (losses) gains on short-term investments for the three months ended March 31, 2020 and 2019 totaled $(97) and $232, respectively.

Realized Gains (Losses) on Investments

Proceeds from sales of equity securities were $1,191 and $0 in the three months ended March 31, 2020 and 2019, respectively. The Company determines gains and losses from sales of equity securities based on specific identification of the securities sold. Gross realized gains and losses from sales of equity securities, which are reported as a component of Realized and unrealized losses (gains) on securities, net in the Company's consolidated statements of operations, were as follows:

	Three Months Ended March 31,
	2020	2019
Gross realized gains	$—	$—
Gross realized losses	(16,352)	—
Realized losses, net	$(16,352)	$—

Long-Term Investments

The following table summarizes the Company's long-term investments as of March 31, 2020 and December 31, 2019.

	Ownership %		Long-Term Investments Balance		(Income) Loss Recorded in the Consolidated Statements of Operations
					Three Months Ended March 31,
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	2020	2019
Corporate securities (a), (d)			$167,806	$186,777	$1,553	$(1,889)
Collateralized debt securities			787	855	$—	$—
Steel Connect, Inc. ("STCN") convertible notes (b), (e)			8,189	11,839	$3,650	$343
STCN preferred stock (c), (e)			23,033	39,178	$16,145	$(4,117)
Equity method investments: (e)
Carried at fair value:
STCN common stock	29.2%	29.4%	13,637	26,547	$11,452	$(4,539)
Aviat Networks, Inc. ("Aviat")	12.4%	12.4%	5,697	9,417	$3,720	$(1,068)
Other	43.8%	43.8%	1,683	1,223	$(460)	$—
Total			$220,832	$275,836

(a)
Cost basis totaled $41,076 and $58,495 at March 31, 2020 and December 31, 2019, respectively, and gross unrealized gains totaled $126,730 and $128,282 at March 31, 2020 and December 31, 2019, respectively. Primarily includes the Company's investments in the common stock of $165,230, or 5.0%, and $1,007, or 2.1%, of Aerojet Rocketdyne Holdings, Inc. and Babcock & Wilcox Enterprises, Inc., respectively, as of March 31, 2020 and $180,357, or 5.0%, and $4,989, or 3.0%, respectively, as of December 31, 2019.

(b)
Represents investment in STCN convertible notes. The convertible notes outstanding as of December 31, 2018 matured on March 1, 2019. The Company entered into a new convertible note with STCN ("New Note") on February 28, 2019, which matures on March 1, 2024. The cost basis of the New Note totaled $14,943 as of March 31, 2020 and the gross unrealized loss was $6,754 as of March 31, 2020. The New Note is convertible into shares of STCN's common stock at an initial conversion rate of 421.2655 shares of common stock per $1,000 principal amount of the New Note (which is equivalent to an initial conversion price of approximately $2.37 per share), subject to adjustment upon the occurrence of certain events. The cost basis of the Company's investment was $14,943 as of December 31, 2019 and gross unrealized loss totaled $3,104 as of December 31, 2019. Changes in fair value are recorded in the Company's consolidated statements of operations as the Company elected the fair value option to account for this investment. The New Notes, if converted as of March 31, 2020, when combined with STCN common and preferred shares, also if converted, owned by the Company, would result in the Company having a direct interest of approximately 48.9% of STCN's outstanding shares.

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

(d)	(Income) loss from these investments is included in Realized and unrealized losses (gains) on securities, net in the consolidated statements of operations.

(e)	(Income) loss from these investments is included in Loss (income) of associated companies, net of taxes in the consolidated statements of operations.

The amount of unrealized gains (losses) for the three months ended March 31, 2020 and 2019 that relate to equity securities still held as of March 31, 2020 and 2019, respectively, was as follows:

	Three Months Ended March 31,
	2020	2019
Net (losses) gains recognized during the period on equity securities	$(18,002)	$2,109
Less: Net losses recognized during the period on equity securities sold during the period	(16,352)	—
Unrealized (losses) gains recognized during the period on equity securities still held at the end of the period	$(1,650)	$2,109

Equity Method Investments

The Company's investments in associated companies are eligible to be accounted for under the equity method of accounting; however, the Company has elected the fair value option for most of these investments. Associated companies are included in the Corporate and Other segment. Certain associated companies have a fiscal year end that differs from December 31. Additional information for SPLP's significant investments in associated companies follows:

•
STCN is a supply chain business process management company serving clients in markets such as consumer electronics, communications, computing, medical devices, software and retail. STCN also owns IWCO Direct Holdings, Inc., which delivers data-driven marketing solutions for its customers, including strategy, creative and execution for omnichannel marketing campaigns, along with postal logistics programs for direct mail.

•
Aviat designs, manufactures and sells a range of wireless networking solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe.

The following summary balance sheet amounts are for STCN as of January 31, 2020 and July 31, 2019, respectively, and the statement of operations amounts are for the three months ended January 31, 2020 and 2019, respectively, which are both STCN's nearest corresponding fiscal quarters to the Company's fiscal quarters ended March 31, 2020 and 2019:

(Unaudited)	2020	2019
Summary of balance sheet amounts:
Current assets	$223,534	$213,324
Non-current assets	565,361	518,239
Total assets	$788,895	$731,563

Current liabilities	$268,113	$256,850
Non-current liabilities	431,786	386,835
Total liabilities	699,899	643,685
Contingently redeemable preferred stock	35,181	35,186
Equity	53,815	52,692
Total liabilities and equity	$788,895	$731,563

	Three Months Ended March 31,
(Unaudited)	2020	2019
Summary operating results:
Net revenue	$215,452	$206,223
Gross profit	$45,249	$37,543
Net loss	$(3,557)	$(11,753)

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

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value	Carrying Value
Collateralized securities	$27,025	$(583)	$26,442	$27,025

Contractual maturities within:
One year to five years				11,079
Five years to ten years				14,092
After ten years				1,854
Total				$27,025

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value	Carrying Value
Collateralized securities	$37,896	$(3)	$37,893	$37,896

Contractual maturities within:
One year to five years				23,339
Five years to ten years				12,373
After ten years				2,184
Total				$37,896

WebBank regularly evaluates each HTM debt security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. If there is an other-than-temporary impairment in the fair value of any individual security classified as HTM, WebBank writes down the security to fair value with a corresponding credit loss portion charged to earnings, and the non-credit portion charged to accumulated other comprehensive income or loss ("AOCI").

9. DEBT

Debt consists of the following:

	March 31, 2020	December 31, 2019
Short term debt:
Foreign	$591	$1,800
Short-term debt	591	1,800
Long-term debt:
Credit Agreement	559,352	330,700
Other debt - foreign	433	444
Other debt - domestic	5,031	5,145
Subtotal	564,816	336,289
Less: portion due within one year	14,135	14,208
Long-term debt	550,681	322,081
Total debt	$565,407	$338,089

Long-term debt as of March 31, 2020 matures in each of the next five calendar-years as follows:

	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt (a)	$564,816	$11,588	$10,305	$542,923	$—	$—	$—

(a)	As of March 31, 2020, long term debt of $14,135 is expected to mature over the following twelve months.

As of March 31, 2020, the Company's senior credit agreement, as amended ("Credit Agreement"), includes a revolving credit facility in an aggregate principal amount not to exceed $500,000 and a $190,000 term loan. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank, and includes a $55,000 sub-facility for swing line loans and a $50,000 sub-facility for standby letters of credit. The term loan requires quarterly amortization equating to $2,500 per quarter. Borrowings under the Credit Agreement bear interest, at the borrower's option, at annual rates of either the Base Rate or the Euro-Rate, as defined, plus an applicable margin as set forth in the Credit Agreement (1.25% and 2.25%, respectively, for Base Rate and Euro-Rate borrowings at March 31, 2020), and the Credit Agreement provides for a commitment fee to be paid on unused borrowings. The weighted average interest rate on the Credit Agreement was 3.50% at March 31, 2020. At March 31, 2020, letters of credit totaling $10,578 had been issued under the Credit Agreement, including $3,262 of the letters of credit guaranteeing various insurance activities, and $7,316 for environmental and other matters. The Credit Agreement permits SPLP, the parent, to fund the dividends on its preferred units and its routine corporate expenses. Upon filing the first quarter bank certification, the Company's total availability under the Credit Agreement, which is based upon earnings and certain covenants as described in the Credit Agreement, will be approximately $57,301 as of March 31, 2020.

On November 14, 2022, the Credit Agreement will expire, and all outstanding amounts will be due and payable. The Credit Agreement is guaranteed by substantially all existing and thereafter acquired assets of the borrowers and the guarantors, as defined in the agreement, and a pledge of all of the issued and outstanding shares of capital stock of each of the borrowers' and guarantors' subsidiaries, and is fully guaranteed by the guarantors. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, as defined. The Company was in compliance with all financial covenants as of March 31, 2020.

On March 16, 2020 and March 20, 2020, the Company borrowed approximately $38,000 and $100,000, respectively, under the Credit Agreement as part of a comprehensive precautionary approach to increase the Company's cash position and maximize its financial flexibility in light of the current volatility in the global markets resulting from the COVID-19 outbreak. These borrowings may be used for working capital, general corporate or other permitted purposes.

The tables above do not include the debt of API as it was deconsolidated. See Note 3 - "Discontinued Operations" for further details.

10. FINANCIAL INSTRUMENTS

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 15 - "Fair Value Measurements"). As of March 31, 2020, outstanding derivatives mature within 3 to 5 years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

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

As of March 31, 2020, the Company had the following outstanding forward contracts with settlement dates through April 2020. There were no futures contracts outstanding as of March 31, 2020.

Commodity	Amount	Notional Value
Silver	135,354 ounces	$1,955
Gold	1,941 ounces	$3,126
Palladium	573 ounces	$1,299
Copper	215,000 pounds	$565
Tin	30 metric tons	$462

Fair Value Hedges. Certain forward contracts are accounted for as fair value hedges under Accounting Standards Codification ("ASC") 815 for the Company's precious metal inventory carried at fair value. These contracts hedge 41,414 ounces of silver and a majority of the Company's ounces of copper. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net changes in fair value of the derivative assets and liabilities, and the changes in the fair value of the underlying hedged inventory, are recognized in the Company's consolidated statements of operations, and such amounts principally offset each other due to the effectiveness of the hedges.

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets are as follows:

	Fair Value of Derivative Assets (Liabilities)
	March 31, 2020		December 31, 2019
	Location on Consolidated Balance Sheet	Fair Value	Location on Consolidated Balance Sheet	Fair Value
Derivatives designated as ASC 815 hedges
Commodity contracts	Prepaid and other current assets	$94	Accrued liabilities	$(46)
Derivatives not designated as ASC 815 hedges
Commodity contracts	Accrued liabilities	$(6)	Accrued liabilities	$(335)
Economic interests in loans	Other non-current assets	$17,501	Other non-current assets	$18,633

The effects of fair value hedge accounting on the consolidated statements of operations for the three months ended March 31, 2020 and 2019 are not material. The effects of derivatives not designated as ASC 815 hedging instruments on the consolidated statements of operations for the three months ended March 31, 2020 and 2019 are as follows:

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
		2020	2019
Commodity contracts	Other income (expense), net	$(407)	$(56)
Economic interests in loans	Financial services revenue	2,980	2,886
Total		$2,573	$2,830

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

As of March 31, 2020 and December 31, 2019, WebBank's undisbursed loan commitments totaled $90,980 and $125,861, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

WebBank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. WebBank uses the same credit policy in making commitments and conditional obligations as it does for on balance sheet instruments.

11. PENSION AND OTHER POST-RETIREMENT BENEFITS

The Company maintains several qualified and non-qualified pension plans and other post-retirement benefit plans. The following table presents the components of pension expense for the Company's significant pension plans. The Company's other pension and post-retirement benefit plans are not significant individually or in the aggregate.

	Three Months Ended March 31,
	2020	2019
Interest cost	$3,275	$4,449
Expected return on plan assets	(5,574)	(4,964)
Amortization of actuarial loss	2,849	2,484
Total	$550	$1,969

Pension expense is included in Selling, general and administrative expenses in the consolidated statements of operations. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the expected impact of declines in pension plan assets and interest rates which occurred during the three months ended March 31, 2020 and may continue into the future, as well as other changes such as any plan termination or other acceleration events. On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act into law. As a result of the CARES Act, U.S. pension plan contributions that were expected to be made after March 2020 have been deferred until January 1, 2021. The Company's current expected future minimum pension contributions to its significant pension plans are $0 for the remainder of 2020, and $63,600, $32,400, $25,900, $15,700 and $5,800 in 2021, 2022, 2023, 2024 and for the five years thereafter, respectively.

12. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of March 31, 2020, the Company had 25,013,274 Class A units (regular common units) outstanding.

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

Preferred Units

The Company's 6.0% Series A preferred units, no par value ("SPLP Preferred Units") entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared cash distributions of approximately $2,725 and $2,970 to preferred unitholders for the three months ended March 31, 2020 and 2019, respectively. The SPLP Preferred Units have a term of nine years, ending February 2026, and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption. On February 6, 2020 ("Redemption Date"), the Company redeemed 1,600,000 units of the SPLP Preferred Units at a price equal to $25 per unit, plus an amount of $0.22 per unit, equal to any accumulated and unpaid distributions up to, but excluding, the Redemption Date, for a total payment of approximately $40,400.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as liabilities, including accrued interest expense, on the Company's consolidated balance sheets because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as liabilities, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of operations. As of March 31, 2020, there were 6,327,288 SPLP Preferred Units outstanding and as of December 31, 2019, there were 7,927,288 SPLP Preferred Units outstanding.

Accumulated Other Comprehensive Loss

Changes, net of tax, where applicable, in AOCI are as follows:

	Unrealized loss on available-for-sale debt securities	Unrealized (loss) gain on derivative financial instruments	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2019	$(274)	$(14)	$(25,166)	$(165,968)	$(191,422)
Net other comprehensive loss attributable to common unitholders	—	—	(2,936)	—	(2,936)
Deconsolidation of API (see Note 3)	—	14	10,522	6,945	17,481
Balance at March 31, 2020	$(274)	$—	$(17,580)	$(159,023)	$(176,877)

	Unrealized loss on available-for-sale securities	Unrealized (loss) gain on derivative financial instruments	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2018	$(274)	$(277)	$(23,476)	$(153,217)	$(177,244)
Net other comprehensive income attributable to common unitholders	—	518	1,303	—	1,821
Balance at March 31, 2019	$(274)	$241	$(22,173)	$(153,217)	$(175,423)

Incentive Unit Expense

SPLP has issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP, which are determined as of the last day of each fiscal year. If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company records a negative incentive unit expense in the quarter when such over accrual is determined. The expense is recorded in Selling, general and administrative expenses in the Company's consolidated statements of operations. No incentive unit expense was recorded in the three months ended March 31, 2020 and 2019.

13. INCOME TAXES

The Company recorded an income tax benefit of $3,429 and an income tax provision of $3,002 for the three months ended March 31, 2020 and 2019, respectively. The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include partnership losses for which no tax benefit is recognized, changes in deferred tax valuation allowances and other permanent differences. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of certain deferred tax assets will not be realized in future periods.

The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification would increase the allowable interest expense deduction of the Company and result in less taxable income. As a result of the CARES Act, it is anticipated that the Company will fully utilize all interest expense for the year ended December 31, 2020. The CARES Act, among other things, permits U.S. net operating loss ("NOL") carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the NOL carryback provision of the CARES Act would result in a material cash benefit to it.

14. NET (LOSS) INCOME PER COMMON UNIT

The following data was used in computing net (loss) income per common unit shown in the Company's consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
Net (loss) income from continuing operations	$(36,459)	$19,762
Net (income) loss attributable to noncontrolling interests in consolidated entities (continuing operations)	(130)	56
Net (loss) income from continuing operations attributable to common unitholders	(36,589)	19,818
Net loss from discontinued operations attributable to common unitholders	(25,148)	(4,140)
Net (loss) income attributable to common unitholders	(61,737)	15,678
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a), (b)	—	2,973
Net (loss) income attributable to common unitholders – assuming dilution	$(61,737)	$18,651
Net (loss) income per common unit – basic
Net (loss) income from continuing operations	$(1.46)	$0.80
Net loss from discontinued operations	(1.01)	(0.17)
Net (loss) income attributable to common unitholders	$(2.47)	$0.63
Net (loss) income per common unit – diluted
Net (loss) income attributable to common unitholders	$(1.46)	$0.58
Net loss from discontinued operations	(1.01)	(0.10)
Net (loss) income attributable to common unitholders	$(2.47)	$0.48
Denominator for net (loss) income per common unit – basic	25,020,854	24,846,653
Effect of dilutive securities:
Unvested restricted common units	—	379
SPLP Preferred Units (a)	—	14,329,877
Denominator for net (loss) income per common unit – diluted (a), (b)	25,020,854	39,176,909

(a)	Assumes the SPLP Preferred Units were redeemed in common units as described in Note 12 - "Capital and Accumulated Other Comprehensive Loss."

(b)
For the three months ended March 31, 2020, the diluted per unit calculation does not include 32,104,497 of SPLP Preferred Units and 32,933 of unvested restricted common units, since the impact would have been anti-dilutive.

15. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of March 31, 2020 and December 31, 2019 are summarized by type of inputs applicable to the fair value measurements as follows:

March 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$105	$18	$—	$123
Long-term investments (a)	186,451	—	34,381	220,832
Precious metal and commodity inventories recorded at fair value	19,540	—	—	19,540
Economic interests in loans	—	—	17,501	17,501
Commodity contracts on precious metal and commodity inventories	—	94	—	94
Warrants	—	—	2,086	2,086
Total	$206,096	$112	$53,968	$260,176

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$6	$—	$6
Other precious metal liabilities	16,270	—	—	16,270
Total	$16,270	$6	$—	$16,276

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$170	$50	$—	$220
Long-term investments (a)	222,178	—	53,658	275,836
Precious metal and commodity inventories recorded at fair value	11,377	—	—	11,377
Economic interests in loans	—	—	18,633	18,633
Warrants	—	—	2,086	2,086
Total	$233,725	$50	$74,377	$308,152

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$381	$—	$381
Other precious metal liabilities	11,481	—	—	11,481
Total	$11,481	$381	$—	$11,862

(a)	For additional detail of the marketable securities and long-term investments see Note 8 - "Investments."

There were no transfers of securities among the various measurement input levels during the three months ended March 31, 2020.

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

Following is a summary of changes in assets measured using Level 3 inputs:

	Investments in Associated Companies (a)	Marketable Securities and Other (b)	Total
Balance as of December 31, 2019	$52,240	$22,137	$74,377
Purchases	—	126	126
Sales and cash collections	—	(4,180)	(4,180)
Realized gains	—	2,980	2,980
Unrealized gains	460	—	460
Unrealized losses	(19,795)	—	(19,795)
Balance as of March 31, 2020	$32,905	$21,063	$53,968

Balance as of December 31, 2018	$40,643	$21,274	$61,917
Purchases	14,943	—	14,943
Sales and cash collections	—	(3,846)	(3,846)
Realized gains	—	2,886	2,886
Unrealized gains	3,774	—	3,774
Balance as of March 31, 2019	$59,360	$20,314	$79,674

(a)	Unrealized gains and losses are recorded in Loss (income) of associated companies, net of taxes in the Company's consolidated statements of operations.

(b)	Realized and unrealized gains and losses are recorded in Realized and unrealized losses (gains) on securities, net or Financial services revenue in the Company's consolidated statements of operations.

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

The fair value of the derivatives held by WebBank (see Note 10 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flow analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 6.73% to 35.10%, a constant default rate of 1.89% to 27.49% and a discount rate of 1.96% to 25.51%.

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

The environmental claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs, and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues costs associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of March 31, 2020, on a consolidated basis, the Company has recorded liabilities of $12,843 in Accrued liabilities on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

Environmental Matters

Certain subsidiaries of the Company's Handy & Harman Ltd. subsidiary ("HNH") have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH recorded liabilities of approximately $11,494 related to estimated environmental remediation costs as of March 31, 2020. HNH may have insurance coverage available for certain of these matters.

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

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of HNH, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. HHEM is actively remediating the property and is continuing to investigate effective methods for achieving compliance with the ACO. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs and other related costs are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and HNH, all after having the first $1,000 paid by the former owner/operator. As of March 31, 2020, total investigation and remediation costs of approximately $8,600 and $2,700 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM had been reimbursed indirectly through insurance coverage for a portion of the costs for which it is responsible. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. A reserve of approximately $1,400 has been established for HHEM's expected 25% share of anticipated costs at this site, which is based upon the recent selection of a final remedy, on-going operations and maintenance, additional investigations and monitored natural attenuation testing over the next 30 years. On December 18, 2019, the State of New Jersey ("State") filed a complaint against HHEM, the Company and other non-affiliated corporations related to former operations at this location. The State is seeking unspecified damages, including reimbursement for all cleanup and removal costs and other damages that the State has incurred, including the lost value of, and reasonable assessment costs for any natural resource injured as a result of the alleged discharge of hazardous substances and pollutants, as well as attorneys' fees and costs. We intend to assert all legal and procedural defenses available. Based upon currently available information, we have determined that a range of potential loss cannot be reasonably estimated at this time. There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM, HNH or the Company.

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

SLI reported soil contamination and a groundwater contamination in 2003 from the SurfTech site located in Camden, New Jersey. Substantial investigation and remediation work have been completed under the direction of the licensed site remediation professional ("LSRP") for the site. Additional soil excavation and chemical treatment could be initiated in the second half of 2020. Post-remediation groundwater monitoring will be conducted, and a full-scale groundwater bioremediation is expected to be implemented following completion of soil excavation. A reserve of $2,500 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

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

Litigation Matters

On December 8, 2017, a stockholder class action, captioned Sciabacucchi v. DeMarco, et al., was filed in the Court of Chancery of the State of Delaware by a purported former stockholder of HNH challenging the Company's acquisition, through a subsidiary, of all of the outstanding shares of common stock of HNH not already owned by the Company or any of its affiliates. The action named as defendants the former members of the HNH board of directors, the Company and SPH GP, and alleged, among other things, that the defendants breached their fiduciary duties to the former public stockholders of HNH in connection with the aforementioned acquisition. The complaint sought, among other relief, unspecified monetary damages, attorneys' fees and costs. On July 9, 2019, the Company entered into a settlement of the case, solely to avoid the substantial burden, expense, inconvenience and distraction of continued litigation and to resolve each of the plaintiff's claims against the defendant parties. In the settlement, the defendants agreed to pay the plaintiff class $30,000, but denied that they engaged in any wrongdoing or committed any violation of law or breach of duty and stated that they believe they acted properly, in good faith, and in a manner consistent with their legal duties. The settlement was approved by the court on December 2, 2019. Our insurance carriers agreed to contribute an aggregate of $17,500 toward the settlement amount. The Company recorded a charge of $12,500 in Selling, general and administrative expenses in the consolidated statement of operations during the three months ended June 30, 2019, which consisted of the legal settlement of $30,000, reduced by $17,500 of insurance recoveries. The settlement was paid on December 17, 2019. The Company made a demand of an aggregate of $10,000 in further contributions from two insurance carriers, which the carriers declined, and we are pursuing claims in court to endeavor to recover this sum, although there can be no assurance as to the outcome of this litigation.

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

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through March 31, 2020. In many cases these claims involved more than 100 defendants. There remained approximately 30 pending asbestos claims as of March 31, 2020. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of both March 31, 2020 and December 31, 2019, BNS Sub has accrued $1,349 relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $1,772 and $1,934 for the three months ended March 31, 2020 and 2019. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. An over payment for the management fees of $128 is included in Payables to related parties on the Company's consolidated balance sheet as of March 31, 2020 and unpaid amounts for management fees included in Payables to related parties on the Company's consolidated balance sheet was $27 as of December 31, 2019.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $942 and $2,140 for the three months ended March 31, 2020 and 2019, respectively. Unpaid amounts for reimbursable expenses were approximately $967 and $409 as of March 31, 2020 and December 31, 2019, respectively, and are included in Payables to related parties on the Company's consolidated balance sheets.

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

Incentive Agreement

On March 10, 2020, the Compensation Committee of the Board of Directors of SPH GP approved the WebBank Long-Term Incentive Agreement, between a wholly-owned subsidiary of the Company and Jack Howard ("LTIP Agreement"). Mr. Howard serves as Executive Chairman of WebBank and an officer of the Manager and SPH GP.

Pursuant to the LTIP Agreement, Mr. Howard will be entitled to an incentive award ("Incentive Award") of the greater of the following:

•
3.5% of the sum of net income of WebBank for each fiscal year from January 1, 2018 to December 31, 2020 (or for such shorter term ending (i) upon a separation of Mr. Howard's service without cause, (ii) upon Mr. Howard's death or disability, or (iii) upon a change of control or related corporate transaction (as defined in the LTIP Agreement); or

•
in the event of an underwritten initial public offering (an "IPO") or a change of control prior to January 1, 2021 and subject to Mr. Howard's continued service on the date thereof, 3.5% of the difference between the fair market value of WebBank's outstanding common stock based on the IPO offering price or the value of the consideration paid in the change of control, respectively, and a base amount to be determined by the board of directors of WebFinancial Holding Corporation, WebBank's parent, adjusted for certain dividend payments and changes to capital.

Mr. Howard will not be entitled to an Incentive Award under clause (i) above for any fiscal year in which WebBank fails to achieve at least 80% of its budgeted net income, unless the board of directors grants an exception. In the event of Mr. Howard's voluntary separation of service or separation of service for cause (each as defined in the LTIP Agreement) prior to any payment of the Incentive Award, the Incentive Award and all rights thereto will immediately terminate and be forfeited.

Other

As of March 31, 2020 and December 31, 2019, several related parties and consolidated subsidiaries had deposits totaling $1,160 and $1,156, respectively, at WebBank. Approximately $89 and $100 of these deposits, including interest which was not significant, have been eliminated in consolidation as of March 31, 2020 and December 31, 2019, respectively.

18. SEGMENT INFORMATION

SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other, which are managed separately and offer different products and services. The Diversified Industrial segment is comprised of manufacturers of engineered niche industrial products, including joining materials, tubing, building materials, performance materials, electrical products, cutting replacement products and services and a packaging business. The Energy segment provides drilling and production services to the oil & gas industry and owns a youth sports business. The Financial Services segment consists primarily of the operations of WebBank, a Utah chartered industrial bank, which engages in a full range of banking activities. The Corporate and Other segment consists of several consolidated subsidiaries, including Steel Services, equity method and other investments, and cash and cash equivalents. Its income or loss includes certain unallocated general corporate expenses.

Steel Services has management services agreements with our consolidated subsidiaries and other related companies as further discussed in Note 17 - "Related Party Transactions." Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $8,712, $1,573 and $850, respectively, for the three months ended March 31, 2020 and $6,102, $2,461 and $969, respectively, for the three months ended March 31, 2019. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

During the first quarter of 2020, the Company changed the measurement methods used to determine reported segment income or loss by allocating additional expenses from the Corporate and Other segment to the Diversified Industrial, Energy and Financial Services segments. The 2019 financial information has been recast to reflect these changes on a comparable basis. Accordingly, for the three months ended March 31, 2019, the Company allocated additional expenses of $2,692 and $424 to the Diversified Industrial and Energy segments, respectively, and reduced expenses to the Financial Services segment by $206, from the Corporate and Other segment.

In addition, as described in Note 3 - "Discontinued Operations," the Company recast all 2019 financial information associated with API, previously included in the Diversified Industrial segment, to discontinued operations, to reflect these changes on a comparable basis.

Segment information is presented below:

	Three Months Ended March 31,
	2020	2019
Revenue:
Diversified industrial net sales	$262,300	$280,921
Energy net revenue	38,602	38,986
Financial services revenue	46,998	35,906
Total revenue	$347,900	$355,813
Income (loss) from continuing operations before interest expense and income taxes:
Diversified industrial	$14,874	$15,045
Energy	202	(1,755)
Financial services	4,006	13,232
Corporate and other	(50,655)	6,447
(Loss) income from continuing operations before interest expense and income taxes	(31,573)	32,969
Interest expense	8,315	10,205
Income tax (benefit) provision	(3,429)	3,002
Net (loss) income from continuing operations	$(36,459)	$19,762
Loss (income) of associated companies, net of taxes:
Corporate and other	$34,507	$(9,381)
Total	$34,507	$(9,381)
Segment depreciation and amortization:
Diversified industrial	$12,267	$11,654
Energy	3,756	4,445
Financial services	171	98
Corporate and other	41	34
Total depreciation and amortization	$16,235	$16,231

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020
Total Capital
(to risk-weighted assets)	$175,294	23.90%	$58,790	8.00%	$77,162	10.50%	$73,488	10.00%
Tier 1 Capital
(to risk-weighted assets)	$165,575	22.50%	$44,093	6.00%	$62,465	8.50%	$58,790	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$165,575	22.50%	$33,070	4.50%	$51,442	7.00%	$47,767	6.50%
Tier 1 Capital
(to average assets)	$165,575	18.00%	$36,802	4.00%	n/a	n/a	$46,002	5.00%

As of December 31, 2019
Total Capital
(to risk-weighted assets)	$178,930	19.50%	$73,525	8.00%	$96,502	10.50%	$91,907	10.00%
Tier 1 Capital
(to risk-weighted assets)	$167,131	18.20%	$55,144	6.00%	$78,121	8.50%	$73,525	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$167,131	18.20%	$41,358	4.50%	$64,335	7.00%	$59,739	6.50%
Tier 1 Capital
(to average assets)	$167,131	18.30%	$36,489	4.00%	n/a	n/a	$45,611	5.00%

20. SUPPLEMENTAL CASH FLOW INFORMATION

The amount of Cash, cash equivalents and restricted cash as of March 31, 2020 and 2019 in the consolidated statements of cash flows is reconciled to the Company's consolidated balance sheets as follows:

	March 31,
	2020	2019
Cash and cash equivalents	$395,822	$212,340
Restricted cash	—	14,053
Total cash, cash equivalents and restricted cash	$395,822	$226,393

A summary of supplemental cash flow information for the three months ended March 31, 2020 and 2019 is presented in the following table:

	Three Months Ended March 31,
	2020	2019
Cash paid during the period for:
Interest	$10,237	$11,594
Taxes	$22,975	$1,234

21. SUBSEQUENT EVENTS

There are many uncertainties regarding the current COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. We are unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties. The Company has initiated cost reduction actions, including deferral of management and board fees, hiring freezes, employee furloughs, staffing and force reductions, salary reductions, bonus payment deferrals and 401(k) match suspension to help mitigate the financial impact of the COVID-19 pandemic. The Company has also frozen all discretionary spend, implemented strict approvals for capital expenditures and is aggressively managing working capital. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its responses accordingly.

During the month of April 2020, the operations of two of the Company's subsidiaries in the electrical products business were temporarily closed by the Mexican government for a period of two weeks. These operations received subsequent legal approval to restart operations in early May 2020. The Company is unable to predict if Mexican or others governments will undertake similar courses of actions in future periods that may adversely impact the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, unless the context otherwise requires, the terms "we," "our," "SPLP" and the "Company" refer to Steel Partners Holdings L.P.

The following discussion is intended to assist you in understanding our present business and the results of operations, together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes contained in this Quarterly Report on Form 10-Q, along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. All monetary amounts used in this discussion are in thousands.

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

The Diversified Industrial segment is comprised of manufacturers of engineered niche industrial products, with leading market positions in many of the markets they serve. Its manufacturing operations encompass joining materials, tubing, building materials, performance materials, electrical products, cutting replacement products and services, and a packaging business. These businesses have been closely monitoring the impact of COVID-19 on their operations and have been actively reducing expenses to meet declines in demand as a result of COVID-19. See "Risks and Uncertainties" below for additional information related to COVID-19.

The Energy segment provides drilling and production services to the oil & gas industry and owns a youth sports business. The operations of the sports business are not material to the Company. The profitability of the energy business is highly sensitive to declines in the price of crude oil. Crude oil prices fell sharply in March 2020 as a result of COVID-19, and continue to remain at historic lows, significantly impacting the energy business. The business is undertaking cost cutting measures, including reductions in workforce, to meet the decline in demand due to the significant drop in crude oil prices. A continued or sustained decline in oil prices will negatively impact this business. Due to the impact of COVID-19 on organized group events, the sports business is currently not operating, and we are uncertain as to when this business will commence future operations.

The Financial Services segment consists primarily of the operations of WebBank. WebBank engages in a full range of banking activities, including originating loans, issuing credit cards and taking deposits that are federally insured. WebBank originates and funds consumer and small business loans through lending programs with unaffiliated companies that market and service the programs ("Marketing Partners"), where the Marketing Partners subsequently purchase the loans (or interests in the loans) that are originated by WebBank. WebBank retains a portion of the loans it originates for its Marketing Partners. WebBank also has private-label financing programs that are branded for a specific retailer, manufacturer, dealer channel, proprietary network or bank card program. WebBank participates in syndicated commercial and industrial as well as asset-based credit facilities and asset-based securitizations through relationships with other financial institutions. WebBank is observing and anticipates significant economic disruption and loan performance deterioration associated with the COVID-19 pandemic. WebBank believes this will have a broad negative impact on the macro-economy and will cause estimated credit losses to materially differ from historical loss experience.

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

Risks and Uncertainties

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The spread of the outbreak has caused significant disruptions in the U.S. and global economies and economists expect the impact will be significant during the remainder of 2020. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company continues to evaluate the global risks and the slowdown in business activity related to COVID-19, including the potential impacts on its employees, customers, suppliers and financial results. As the situation surrounding COVID-19 remains fluid, it is expected to have a negative impact to the Company, however it is difficult to predict the duration of the pandemic and its impact on the Company's business, operations, financial condition and cash flows. There is no certainty that federal, state or local regulations regarding safety measures to address the spread of COVID-19 will not adversely impact the Company's operations. The Company has initiated cost reduction actions, including deferral of management and board fees, hiring freezes, employee furloughs, staffing and force reductions, salary reductions, bonus payment deferrals and 401(k) match suspension to help mitigate the financial impact of the COVID-19 pandemic. The Company has also frozen all discretionary spend, implemented strict approvals for capital expenditures and is aggressively managing working capital. The Company will evaluate further actions if circumstances warrant.

While the COVID-19 pandemic did not have a material adverse effect on our consolidated financial results for the first quarter, we anticipate the impact of the rapid deterioration of the U.S and global economies will most likely continue and have an adverse impact on our business through the second quarter. The severity of the impact of the COVID-19 pandemic on the Company's business in the remaining quarters of 2020 will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, and the extent and severity of the impact on the Company's customers and suppliers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity or results of operations is uncertain. See Note 21 - "Subsequent Events" found elsewhere in this Form 10-Q for further COVID-19 related discussion.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
Revenue	$347,900	$355,813
Cost of goods sold	221,079	238,467
Selling, general and administrative expenses	76,664	82,323
Asset impairment charges	617	—
Interest expense	8,315	10,205
Realized and unrealized losses (gains) on securities, net	18,002	(2,109)
All other expenses, net	28,604	13,544
Total costs and expenses	353,281	342,430
(Loss) income from continuing operations before income taxes and equity method investments	(5,381)	13,383
Income tax (benefit) provision	(3,429)	3,002
Loss (income) of associated companies, net of taxes	34,507	(9,381)
Net (loss) income from continuing operations	$(36,459)	$19,762

Revenue

Revenue for the three months ended March 31, 2020 decreased $7,913, or 2.2%, as compared to the same period last year, due primarily to lower sales volume from our Diversified Industrial segment, partially offset by growth from the Financial Services segment.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2020 decreased $17,388, or 7.3%, as compared to the same period last year, due primarily to decreases in the Diversified Industrial segment. The decreases in the Diversified Industrial segment in the three months ended March 31, 2020 were primarily due to lower sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2020 decreased $5,659, or 6.9%, as compared to the same period last year. The decrease was primarily due to lower sales volume in the Diversified Industrial segment, and lower SG&A costs in the Energy and Corporate and Other segments driven by cost reduction initiatives, partially offset by higher personnel expenses to support growth initiatives and increasing regulatory compliance in the Financial Services segment for the three months ended March 31, 2020.

Asset Impairment Charges

As a result of COVID-19 related declines in our youth sports business within the Energy segment, intangible assets of $617, primarily customer relationships, were fully impaired during the quarter ended March 31, 2020.

Interest Expense

Interest expense for the three months ended March 31, 2020 decreased $1,890, or 18.5%, as compared to the same period last year. The lower interest expense for the three months ended March 31, 2020 was primarily due to lower interest rates during the first quarter of 2020.

Realized and Unrealized Losses (Gains) on Securities, Net

The Company recorded losses of $18,002 for the three months ended March 31, 2020, as compared to gains of $2,109 in the same period of 2019. The change in realized and unrealized losses (gains) on securities was primarily due to a realized loss on the sale of securities in the 2020 period, as well as mark-to-market adjustments on the Company's portfolio of securities in both periods.

All Other Expenses, Net

All other expenses, net increased $15,060 in the three months ended March 31, 2020, as compared to the same period in 2019. The increase was primarily due to higher provisions for loan losses, partially offset by lower finance interest expense, as compared to the prior period.

Income Tax (Benefit) Provision

An income tax benefit of $3,429 and an income tax provision of $3,002 were recorded for the three months ended March 31, 2020 and 2019, respectively. As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. Provision has been made for federal, state, local or foreign income taxes on the results of operations generated by our consolidated subsidiaries that are taxable entities. The difference between the effective tax rate and statutory federal rate of 21% is principally due to partnership losses for which no tax benefit is recognized, as well as changes in certain deferred tax valuation allowances and various other permanent differences.

Loss (Income) of Associated Companies, Net of Taxes

The Company incurred a loss from associated companies, net of taxes, of $34,507 for the three months ended March 31, 2020, as compared to income of $9,381 in the same period of 2019. For the details of each of these investments and the related mark-to-market adjustments, see Note 8 - "Investments" to the Company's consolidated financial statements found elsewhere in this Form 10-Q.

Segment Analysis

	Three Months Ended March 31,
	2020	2019
Revenue:
Diversified industrial net sales	$262,300	$280,921
Energy net revenue	38,602	38,986
Financial services revenue	46,998	35,906
Total revenue	$347,900	$355,813
Income (loss) from continuing operations before interest expense and income taxes:
Diversified industrial	$14,874	$15,045
Energy	202	(1,755)
Financial services	4,006	13,232
Corporate and other	(50,655)	6,447
(Loss) income from continuing operations before interest expense and income taxes	(31,573)	32,969
Interest expense	8,315	10,205
Income tax (benefit) provision	(3,429)	3,002
Net (loss) income from continuing operations	$(36,459)	$19,762
Loss (income) of associated companies, net of taxes:
Corporate and other	$34,507	$(9,381)
Total	$34,507	$(9,381)
Segment depreciation and amortization:
Diversified industrial	$12,267	$11,654
Energy	3,756	4,445
Financial services	171	98
Corporate and other	41	34
Total depreciation and amortization	$16,235	$16,231

During the first quarter of 2020, the Company changed the measurement methods used to determine reported segment income or loss by allocating additional expenses from the Corporate and Other segment to the Diversified Industrial, Energy and Financial Services segments. The 2019 financial information has been recast to reflect these changes on a comparable basis. Accordingly, for the three months ended March 31, 2019, the Company allocated additional expenses of $2,692 and $424 to the Diversified Industrial and Energy segments, respectively, and reduced expenses to the Financial Services segment by $206, from the Corporate and Other segment.

In addition, as described in Note 3 - "Discontinued Operations" found elsewhere in this Form 10-Q, the Company recast all 2019 financial information associated with API Group Limited and certain of its affiliates, which were deconsolidated on January 31, 2020 and previously included in the Diversified Industrial segment, to discontinued operations, to reflect these changes on a comparable basis.

Diversified Industrial

Net sales for the three months ended March 31, 2020 decreased $18,621, or 6.6%, as compared to the same period in 2019, primarily due to lower sales volume from the performance materials and electrical products businesses, partially offset by higher sales volume in the building materials business.

Segment operating income for the three months ended March 31, 2020 decreased $171, or 1.1%, as compared to the same period in 2019. The lower operating income was primarily driven by lower gross profit as a result of declines in the performance materials and electrical products businesses, partially offset by higher operating income from the building materials business.

Energy

Net revenue for the three months ended March 31, 2020 decreased $384, or 1.0%, as compared to the same period of 2019. The decrease in net revenue was primarily due to the adverse effects that the decline in energy prices has had on the oil services industry. We expect that energy price declines will negatively impact net revenue of this segment during the second quarter of 2020, and a continued or sustained decline in oil prices will negatively impact this business in the future.

Segment operating income for the three months ended March 31, 2020 increased $1,957, as compared to the same period of 2019, due primarily to lower SG&A costs driven by lower overhead costs for the three months ended March 31, 2020, as compared to the same period last year.

Financial Services

Revenue for the three months ended March 31, 2020 increased $11,092, or 30.9%, as compared to the same period of 2019. The increase was due to both higher fees and higher interest income driven by larger outstanding loan balances, as compared to the same period of 2019.

Segment operating income for the three months ended March 31, 2020 decreased $9,226, or 69.7%, as compared to the same period of 2019. The decrease was primarily due to higher provision for loan losses of $17,667, as well as higher SG&A, driven by higher personnel expenses to support growth initiatives and the continued expansion of WebBank's compliance and oversight group to meet increasing regulatory expectations. Finance interest expense decreased $491 for the three months ended March 31, 2020, as compared to the same period of 2019. WebBank's allowance for loan losses increased during the first quarter of 2020, primarily driven by the impact of COVID-19. WebBank is observing and anticipating significant economic disruption and loan performance deterioration associated with the COVID-19 pandemic. WebBank believes this will have a broad negative impact on the macro-economy and will cause estimated credit losses to materially differ from historical loss experience. The lower finance interest expense was due to a decrease in interest rates.

Corporate and Other

Segment operating loss was $50,655 for the three months ended March 31, 2020, as compared to income of $6,447 for the three months ended March 31, 2019. The change was primarily due to investment losses from both marketable securities and associated companies, partially offset by lower SG&A costs in the 2020 period.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows from continuing operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$166,046	$37,936
Net cash used in investing activities	(8,435)	(77,102)
Net cash (used in) provided by financing activities	100,154	(80,905)
Net change for the period	$257,765	$(120,071)

Cash Flows from Operating Activities

Net cash provided by operating activities of continuing operations for the three months ended March 31, 2020 was $166,046. Net loss from continuing operations of $36,459 was impacted by certain non-cash items and a net improvement of $112,076 relating to changes in operating assets and liabilities. The net cash provided by changes in operating assets and liabilities was primarily due to a $156,257 decrease in loans held for sale due to a reduction in loan originations at the end of our first quarter and a decrease in prepaid expenses and other assets of $3,028, partially offset by a net decrease in accounts payable, accrued and other liabilities of $22,122, an increase of $22,247 in trade and other receivables and an increase in inventories of $2,840. Net cash used in discontinued operations for the three months ended March 31, 2020 was $1,391.

Net cash provided by operating activities of continuing operations for the three months ended March 31, 2019 was $37,936. Net income from continuing operations of $19,762 was impacted by certain non-cash items and a net improvement of $2,613 relating to changes in operating assets and liabilities. The net improvement in operating assets and liabilities was primarily due to a decrease of $18,313 in loans held for sale due to the timing of loan originations, which can vary significantly from period-to-period since these loans are typically sold after origination, and a net increase in accounts payable, accrued and other liabilities of $13,364, partially offset by an increase of $18,904 in trade and other receivables due to higher first quarter sales volume, as compared to the prior quarter, an increase in inventories of $6,635 to support sales growth in the Diversified Industrial segment, and an increase in prepaid expenses and other assets of $3,525. Net cash used in discontinued operations for the three months ended March 31, 2019 was $1,260.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 was $8,435. Significant items included an increase in loan originations, net of collections of $10,398, primarily due to larger outstanding loan balances, net cash paid for the Metallon, Inc. acquisition of $3,500, purchases of property, plant and equipment of $6,994, as well as proceeds from net sales of investments of $12,005.

Net cash used in investing activities of continuing operations for the three months ended March 31, 2019 was $77,102. Significant items included purchases of property, plant and equipment of $6,657, an increase in loan originations, net of collections of $61,639, primarily due to larger outstanding loan balances, and net purchases of investments of $8,939. Net cash used in investing activities from discontinued operation for the three months ended March 31, 2019 was $664.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $100,154. Significant items included net revolver borrowings of $230,300, partially offset by payments to redeem SPLP preferred units of $40,000, term loan repayments of $2,846 and a net decrease in deposits of $85,826.

Net cash used in financing activities of continuing operations for the three months ended March 31, 2019 was $80,905. Significant items included a net decrease in deposits of $73,302 and cash used to purchase the Company's common units of $6,721, partially offset by a net increase in revolver borrowings of $5,382. Net cash provided by financing activities from discontinued operation for the three months ended March 31, 2019 was $240.

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

The Company's senior credit facility ("Credit Agreement") consists of a revolving credit facility in an aggregate principal amount not to exceed $500,000 and a $190,000 term loan with quarterly amortization equating to $2,500 per quarter. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, as defined in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial covenants as of March 31, 2020. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire on November 14, 2022, and all outstanding amounts will be due and payable.

On March 16, 2020 and March 20, 2020, the Company borrowed approximately $38,000 and $100,000, respectively, under the Credit Agreement as part of a comprehensive precautionary approach to increase the Company's cash position and maximize its financial flexibility in light of the current volatility in the global markets resulting from COVID-19. These borrowings may be used for working capital, general corporate or other permitted purposes.

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

As of March 31, 2020, the Company's working capital was $356,673, as compared to working capital of $154,380 as of December 31, 2019. Upon filing the first quarter bank certification, the Company's total availability under the Credit Agreement will be approximately $57,301 as of March 31, 2020. During the three-month period of 2020, capital expenditures were $6,994, as compared to $6,657 for the same period of 2019. The Company currently expects full year capital expenditures in the range of $22,000 to $29,000 in 2020, as compared to $43,024 in 2019. The Company and its subsidiaries have ongoing commitments, which include funding of the minimum requirements of its subsidiaries' pension plans. On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act into law. As a result of the CARES Act, U.S. pension plan contributions that were expected to be made after March 2020 have been deferred until January 1, 2021. The Company currently expects to have required minimum contributions to its primary pension plans of $0 for the remainder of 2020, $63,600, $32,400, $25,900, $15,700 and $5,800 in 2021, 2022, 2023, 2024 and for the five years thereafter, respectively. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the expected impact of declines in pension plan assets and interest rates which occurred during the three months ended March 31, 2020 and may continue into the future, as well as other changes such as any plan termination or other acceleration events.

As an additional part of a comprehensive precautionary approach to increase the Company's cash position and maximize its financial flexibility in light of the current volatility in the global markets resulting from the COVID-19 outbreak, the Board of Directors of the Company's general partner unanimously approved the deferral of all board and management fees for the second quarter of 2020 and announced that it would continue reviewing this decision quarterly throughout 2020.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $218,223 and $125,047 in cash and cash equivalents, time deposits placed at other institutions and federal funds sold as of March 31, 2020 and December 31, 2019, respectively. WebBank had $40,000 in lines of credit from its correspondent banks as of both March 31, 2020 and December 31, 2019. WebBank had $17,191 and $21,287 available from the Federal Reserve discount window as of March 31, 2020 and December 31, 2019, respectively. Therefore, WebBank had a total of $275,414 and $186,334 in cash, lines of credit and access to the Federal Reserve Bank discount window as of March 31, 2020 and December 31, 2019, respectively, which represents approximately 31.5% and 19.4%, respectively, of WebBank's total assets.

There were no material changes in the Company's contractual obligations as of March 31, 2020, as compared to those reported in the Company's annual report on Form 10-K for the year ended December 31, 2019, except for the payment of the preferred unit liability of approximately $40,000 on February 6, 2020 and the deferral of $29,600 of minimum required pension contributions from 2020 until 2021 under the CARES Act.

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

Long-Lived Asset Testing

The Company's accounting policy for long-lived assets is to estimate the depreciable lives of property, plant and equipment, and to depreciate such assets over such lives. The Company tests long-lived assets for impairment whenever events, or changes in circumstances, indicate the carrying amount of such assets may not be recoverable. If the carrying amounts of the long-lived assets exceed the sum of the undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amounts exceeds their fair values. The Company performs such assessments at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally at the plant level, operating company level or the reporting unit level, depending on the level of interdependencies in the Company's operations. The Company considers various factors in determining whether an impairment test is necessary, including among other things: a significant or prolonged deterioration in operating results and projected cash flows; significant changes in the extent or manner in which assets are used; technological advances with respect to assets which would potentially render them obsolete; the Company's strategy and capital planning; and the economic climate in the markets it serves. When estimating future cash flows and if necessary, fair value, the Company makes judgments as to the expected utilization of assets and estimated future cash flows related to those assets. The Company considers historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and other information available at the time the estimates are made. The Company believes these estimates are reasonable; however, changes in circumstances or conditions could have a significant impact on its estimates, which might result in material impairment charges in the future. Trademarks with indefinite lives as of both March 31, 2020 and December 31, 2019 were $11,320. Amortization expense related to intangible assets was $5,282 and $5,265 for the three months ended March 31, 2020 and 2019, respectively. As discussed in Note 7 - "Goodwill and Other Intangible Assets, Net" found elsewhere in this Form 10-Q, as a result of COVID-19 related declines in our youth sports business within the Energy segment, intangible assets of $617, primarily customer relationships, were fully impaired during the quarter ended March 31, 2020.

As of March 31, 2020, the Company reviewed its goodwill, other intangible assets and long-lived assets for indicators of impairment as a result of the impact of the COVID-19 pandemic. As a result of the COVID-19 pandemic, the Company believes that indicators of impairment were present for all these asset classes due to a general deterioration in macroeconomic conditions, reduced cash flow projections and a significant decline in the Company's market capitalization. Therefore, we assessed whether it was more likely than not that our goodwill, other intangible assets and long-lived assets were impaired as of March 31, 2020.

We reviewed our previous forecasts and assumptions based on our current projections that are subject to various risks and uncertainties, including forecasted revenues, expenses and cash flows, including the duration and extent of impact to our businesses from the COVID-19 pandemic and the reduction in the Company's market capitalization. Based on our interim impairment assessment as of March 31, 2020, we have determined that our goodwill, other intangible assets, except for our youth sports related intangibles described above, and long-lived assets are not impaired. However, as a result of the COVID-19 pandemic, it is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets are impaired. In addition, at March 31, 2020, the goodwill related to the performance materials business, within our Diversified Industrial segment, is at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to further declines in market conditions or customer demand. The goodwill related to our energy business within our Energy segment is also at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to reductions in customer demand as a result of continued or sustained declines in the price of oil.

There were no other material changes to our critical accounting policies and estimates during the three months ended March 31, 2020, as compared to those reported in our 2019 Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), that reflect SPLP's current expectations and projections about its future results, performance, prospects and opportunities. SPLP identifies these forward-looking statements by using words such as "may," "should," "expect," "hope," "anticipate," "believe," "intend," "plan," "estimate" and similar expressions. These forward-looking statements are based on information currently available to the Company and are subject to risks, uncertainties and other factors that could cause its actual results, performance, prospects or opportunities in 2020 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These factors include, without limitation, the impact of COVID-19 on business activity generally and on the Company's operations including whether facilities considered to be essential retain that designation, the continued decline of crude oil prices, customers' acceptance of our new and existing products, our ability to deploy our capital in a manner that maximizes unitholder value, the ability to consolidate and manage the Company's newly acquired businesses, the potential fluctuation in the Company's operating results, the Company's ongoing cash flow requirements for defined benefit pension plans, the cost of compliance with extensive federal and state regulatory requirements and any potential liability thereunder, the Company's need for additional financing and the terms and conditions of any financing that is consummated, the ability to identify suitable acquisition candidates or investment opportunities for our core businesses, the impact of losses in the Company's investment portfolio, the effect of rising interest rates and the phase-out of LIBOR, our ability to protect the Company's intellectual property rights, the Company's ability to manage risks inherent to conducting business internationally, the outcome of litigation or other legal proceedings in which we are involved from time to time, a significant disruption in, or breach in security of, our technology systems, labor disputes and the ability to recruit and retain experienced personnel, general economic conditions, fluctuations in demand for our products and services, the inability to realize the benefits of net operating losses of our affiliates and subsidiaries, the possible volatility of our common or preferred unit trading prices and other risks detailed from time to time in filings we make with the SEC. These statements involve significant risks and uncertainties, and no assurance can be given that the actual results will be consistent with these forward-looking statements. Investors should read carefully the factors described in the "Risk Factors" in Part II, Item 1A of this report and Part I, Item 1A of the Company's Form 10-K for the year ended December 31, 2019 for information regarding risk factors that could affect the Company's results. Any forward-looking statement made in this report speaks only as of the date hereof. Except as otherwise required by law, SPLP undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that as of March 31, 2020, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to Company management, including the Principal Executive Officer and the Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

The Company completed the acquisition of National Partners on April 1, 2019. The Company's management will exclude the operations of National Partners from its evaluation of, and conclusion on, the effectiveness of management's internal control over financial reporting as of March 31, 2020. This business represents approximately 5.5% of our total assets as of March 31,
2020, and approximately 0.4% of total revenue for the three months then ended. The Company's management will fully integrate the operations of National Partners into its assessment of the effectiveness of its internal control over financial reporting in 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. In addition, we have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 1A. Risk Factors

In addition to the risks and uncertainties discussed in this quarterly report on Form 10-Q, particularly those disclosed in Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations, see "Risk Factors" in the Company's annual report on Form 10-K for fiscal year ended December 31, 2019. There have been no material changes to the Risk Factors except as set forth below:

The COVID-19 pandemic has adversely affected, and is expected to continue to pose risks to our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact.

We face risks related to outbreaks of infectious diseases, including the ongoing COVID-19 pandemic. COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. COVID-19 has caused disruption and volatility in the global capital markets and has authored an economic slowdown. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, quarantines, curfews, shelter-in-place orders, recommendations to practice social distancing and other mandates that have substantially restricted individuals' daily activities and curtailed or ceased many businesses' normal operations. As we follow the COVID-19 guidelines from the Centers for Disease Control and Prevention and other public health and governmental authorities concerning the health and safety of our personnel, these measures have resulted in attenuating activity and, in some cases, required temporary closures of certain of our facilities, among other impacts. The duration of these measures is unknown, may be extended and additional measures may be imposed.

This could have a material adverse effect on the Company's results of operations, financial condition and liquidity. In particular, the continued spread of COVID-19 and efforts to contain the virus could:

•	continue to impact customer demand of our businesses' products;

•	cause disruptions in or closures of the Company's manufacturing operations or those of its customers and suppliers;

•	cause the Company to experience an increase in costs as a result of the Company's emergency measures, delayed payments from customers and uncollectable accounts;

•	cause delays and disruptions in the supply chain resulting in disruptions in the commercial operation of our businesses;

•	cause limitations on the Company's employees' ability to work and travel;

•	impact availability of qualified personnel;

•
increase cybersecurity risks as remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic; and

•	cause other unpredictable events.

Due to the evolving and highly uncertain nature of this event, we cannot predict at this time the full extent to which the COVID-19 pandemic will adversely impact our business, results and financial condition, which will depend on many factors that are not known at this time. These include, among others, the extent of harm to public health, the continued disruption to the manufacturing of and demand for our businesses' products, and the impact of the global business and economic environment on liquidity and the availability of capital. We are staying in close communication with our employees, customers, and suppliers, and acting to mitigate the impact of this dynamic and evolving situation, but there is no guarantee that we will be able to do so.

Crude oil prices declined significantly in the first quarter of 2020 and, if oil prices continue to decline or remain at current levels for a prolonged period, our operations and financial condition may be materially and adversely affected.

In the first quarter of 2020, crude oil prices fell sharply and dramatically, due in part to significantly decreased demand as a result of the COVID-19 pandemic and the announcement by Saudi Arabia of a significant increase in its maximum crude oil production capacity as well as the announcement by Russia that previously agreed upon oil production cuts between members of the Organization of the Petroleum Exporting Countries and its broader partners ("OPEC+") would expire on April 1, 2020, and the ensuing expiration thereof. On April 12, 2020, members of OPEC+ agreed to certain production cuts; however, these cuts are not expected to be enough to offset near-term demand loss attributable to the COVID-19 pandemic. The collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with oil oversupply and the lack of available storage capacity, has had, and is reasonably likely to continue to have, a material adverse impact on the demand for the services of our Energy segment. The decline in our customers' demand for such services has had, and is likely to continue to have for the foreseeable future, a material adverse impact on the Company's financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

The Board of Directors of Steel Partners Holdings GP Inc., the general partner of SPLP, has approved the repurchase of up to an aggregate of 3,000,000 of the Company's common units ("Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. As of March 31, 2020 there were approximately 910,823 units that may yet be purchased under the Repurchase Program.

Item 6. Exhibits

Exhibit No.	Description

Exhibit 10.1
WebBank Long-Term Incentive Agreement, dated as of March 10, 2020, between WebFinancial Holding Corporation and Jack Howard (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.’s Current Report on Form 8-K, filed March 13, 2020).

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

Dated:	May 7, 2020	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ Douglas B. Woodworth
Douglas B. Woodworth
Chief Financial Officer
(Principal Accounting Officer)