Form 10-Q
period 2020-06-30
STEEL PARTNERS HOLDINGS L.P.
filed 2020-08-10
CIK 1452857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

The number of common units outstanding as of August 6, 2020 was 24,948,713.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(unaudited)
(in thousands, except common units)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$107,083	$139,467
Marketable securities	155	220
Trade and other receivables - net of allowance for doubtful accounts of $3,232 and $2,512, respectively	163,486	175,043
Receivables from related parties	2,875	2,221
Loans receivable, including loans held for sale of $71,378 and $225,013, respectively, net	321,987	546,908
Inventories, net	143,923	151,641
Prepaid expenses and other current assets	32,172	33,689
Assets of discontinued operations	—	41,012
Total current assets	771,681	1,090,201
Long-term loans receivable, net	2,250,656	196,145
Goodwill	151,931	149,626
Other intangible assets, net	148,643	158,593
Deferred tax assets	94,552	88,645
Other non-current assets	45,000	70,616
Property, plant and equipment, net	238,109	250,225
Operating lease right-of-use assets	31,756	34,324
Long-term investments	214,719	275,836
Assets of discontinued operations	—	18,143
Total Assets	$3,947,047	$2,332,354
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$107,936	$85,817
Accrued liabilities	72,739	114,941
Deposits	362,286	615,495
Payables to related parties	687	481
Short-term debt	357	1,800
Current portion of long-term debt	14,035	14,208
Current portion of preferred unit liability	—	39,782
Other current liabilities	88,806	42,041
Liabilities of discontinued operations	—	21,256
Total current liabilities	646,846	935,821
Long-term deposits	95,717	139,222
Long-term debt	350,653	322,081
Other borrowings	2,032,236	—
Preferred unit liability	145,544	144,247
Accrued pension liabilities	183,230	183,228
Deferred tax liabilities	—	2,497
Long-term operating lease liabilities	24,649	26,458
Other non-current liabilities	38,883	14,556
Liabilities of discontinued operations	—	87,825
Total Liabilities	3,517,758	1,855,935
Commitments and Contingencies
Capital:
Partners' capital common units: 24,929,253 and 25,023,128 issued and outstanding (after deducting 12,647,864 and 12,647,864 units held in treasury, at cost of $198,781 and $198,781), respectively	600,578	664,035
Accumulated other comprehensive loss	(175,504)	(191,422)
Total Partners' Capital	425,074	472,613
Noncontrolling interests in consolidated entities	4,215	3,806
Total Capital	429,289	476,419
Total Liabilities and Capital	$3,947,047	$2,332,354
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Diversified industrial net sales	$252,172	$300,049	$514,472	$580,970
Energy net revenue	14,302	43,532	52,904	82,518
Financial services revenue	28,963	42,134	75,961	78,040
Total revenue	295,437	385,715	643,337	741,528
Costs and expenses:
Cost of goods sold	195,199	252,548	416,278	491,015
Selling, general and administrative expenses	74,936	97,430	151,600	179,753
Asset impairment charges	—	190	617	190
Finance interest expense	3,475	4,201	6,909	8,125
Provision for loan losses	14,253	12,715	40,390	21,185
Interest expense	7,722	10,272	16,037	20,477
Realized and unrealized losses (gains) on securities, net	8,482	(36,377)	26,484	(38,486)
Other (income) expense, net	(2,000)	(1,132)	(2,967)	18
Total costs and expenses	302,067	339,847	655,348	682,277
(Loss) income from continuing operations before income taxes and equity method investments	(6,630)	45,868	(12,011)	59,251
Income tax (benefit) provision	(1,320)	14,798	(4,749)	17,800
(Income) loss of associated companies, net of taxes	(4,893)	7,118	29,614	(2,263)
Net (loss) income from continuing operations	(417)	23,952	(36,876)	43,714
Discontinued operations (see Note 3)
Loss from discontinued operations, net of taxes	(280)	(2,918)	(2,581)	(7,058)
Net loss on deconsolidation of discontinued operations	(980)	—	(23,827)	—
Loss from discontinued operations, net of taxes	(1,260)	(2,918)	(26,408)	(7,058)
Net (loss) income	(1,677)	21,034	(63,284)	36,656
Net (income) loss attributable to noncontrolling interests in consolidated entities (continuing operations)	(191)	29	(321)	85
Net (loss) income attributable to common unitholders	$(1,868)	$21,063	$(63,605)	$36,741
Net (loss) income per common unit - basic
Net (loss) income from continuing operations	$(0.02)	$0.96	$(1.49)	$1.75
Net loss from discontinued operations	(0.05)	(0.12)	(1.06)	(0.28)
Net (loss) income attributable to common unitholders	$(0.07)	$0.84	$(2.55)	$1.47
Net (loss) income per common unit - diluted
Net (loss) income from continuing operations	$(0.02)	$0.69	$(1.49)	$1.27
Net loss from discontinued operations	(0.05)	(0.08)	(1.06)	(0.18)
Net (loss) income attributable to common unitholders	$(0.07)	$0.61	$(2.55)	$1.09
Weighted-average number of common units outstanding - basic	24,958,026	24,982,728	24,989,440	24,915,446
Weighted-average number of common units outstanding - diluted	24,958,026	39,138,599	24,989,440	39,158,510
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(1,677)	$21,034	$(63,284)	$36,656
Other comprehensive income (loss), net of taxes:
Gross unrealized (losses) gains on derivative financial instruments	—	(425)	—	93
Currency translation adjustments	1,373	(1,797)	(1,563)	(494)
Other comprehensive income (loss)	1,373	(2,222)	(1,563)	(401)
Comprehensive (loss) income	(304)	18,812	(64,847)	36,255
Comprehensive (income) loss attributable to noncontrolling interests	(191)	29	(321)	85
Comprehensive (loss) income attributable to common unitholders	$(495)	$18,841	$(65,168)	$36,340
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2019	37,670,992	(12,647,864)	$(198,781)	$664,035	$(191,422)	$472,613	$3,806	$476,419
Net (loss) income	—	—	—	(61,737)	—	(61,737)	130	(61,607)
Currency translation adjustments	—	—	—	—	(2,936)	(2,936)	—	(2,936)
Equity compensation - restricted units	(9,854)	—	—	104	—	104	—	104
Deconsolidation of API (see Note 3)	—	—	—	—	17,481	17,481	—	17,481
Other, net	—	—	—	(2)	—	(2)	60	58
Balance as of March 31, 2020	37,661,138	(12,647,864)	(198,781)	602,400	(176,877)	425,523	3,996	429,519
Net (loss) income	—	—	—	(1,868)	—	(1,868)	191	(1,677)
Currency translation adjustments	—	—	—	—	1,373	1,373	—	1,373
Equity compensation - restricted units	(84,021)	—	—	49	—	49	—	49
Other, net	—	—	—	(3)	—	(3)	28	25
Balance as of June 30, 2020	37,577,117	(12,647,864)	$(198,781)	$600,578	$(175,504)	$425,074	$4,215	$429,289

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
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income from continuing operations	$(36,876)	$43,714
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	40,390	21,185
Loss (income) of associated companies, net of taxes	29,614	(2,263)
Realized and unrealized losses (gains) on securities, net	26,484	(38,486)
Derivative gains on economic interests in loans	(2,660)	(6,677)
Deferred income taxes	(7,209)	12,759
Depreciation and amortization	32,480	32,659
Non-cash lease expense	4,743	5,751
Equity-based compensation	256	391
Asset impairment charges	617	190
Other	2,409	602
Net change in operating assets and liabilities:
Trade and other receivables	11,354	(46,925)
Inventories	6,714	(1,549)
Prepaid expenses and other assets	1,746	(4,017)
Accounts payable, accrued and other liabilities	(3,805)	26,294
Net decrease in loans held for sale	153,635	10,072
Net cash provided by operating activities - continuing operations	259,892	53,700
Net cash used in operating activities - discontinued operations	(1,671)	(8,100)
Total cash provided by operating activities	258,221	45,600
Cash flows from investing activities:
Purchases of investments	(6,363)	(62,750)
Proceeds from sales of investments	2,327	—
Proceeds from maturities of investments	27,206	51,656
Loan originations, net of collections	(2,023,616)	(106,523)
Purchases of property, plant and equipment	(11,035)	(16,410)
Proceeds from sales of assets	3,067	267
Settlement of short positions, net	—	(14,611)
Acquisitions	(3,500)	(45,559)
Net cash used in investing activities - continuing operations	(2,011,914)	(193,930)
Net cash used in investing activities - discontinued operations	—	(1,734)
Net cash used in investing activities	(2,011,914)	(195,664)
Cash flows from financing activities:
Net revolver borrowings	33,654	(26,297)
Net repayments of term loans	(6,477)	(2,389)
Purchases of the Company's common units	—	(6,721)
Net increase in other borrowings	2,032,236	—
Redemption of SPLP preferred units	(40,000)	—
Deferred finance charges	(1,474)	(815)
Net (decrease) increase in deposits	(296,714)	39,820
Net cash provided by financing activities - continuing operations	1,721,225	3,598
Net cash provided by financing activities - discontinued operations	—	5,406
Net cash provided by financing activities	1,721,225	9,004
Net change for the period	(32,468)	(141,060)
Effect of exchange rate changes on cash and cash equivalents	84	(87)
Cash, cash equivalents and restricted cash at beginning of period	139,467	347,318
Cash, cash equivalents and restricted cash at end of period	$107,083	$206,171
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

Risks and Uncertainties

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The spread of the outbreak has caused significant disruptions in the U.S. and global economies, and economists expect the impact will be significant during the remainder of 2020. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company continues to evaluate the global risks and the slowdown in business activity related to COVID-19, including the potential impacts on its employees, customers, suppliers and financial results. As the situation surrounding COVID-19 remains fluid, it is expected to continue having a negative impact to the Company, however, it is difficult to predict the duration of the pandemic and its continued impact on the Company's business, operations, financial condition and cash flows. There is no certainty that federal, state or local regulations regarding safety measures to address the spread of COVID-19 will not adversely impact the Company's operations. As the COVID-19 pandemic progressed, the Company initiated cost reduction actions, including the waiver of management and board fees, hiring freezes, employee furloughs, staffing and force reductions, salary reductions, bonus payment deferrals and 401(k) match suspension to help mitigate the financial impact of the COVID-19 pandemic. The Company also froze all discretionary spend, implemented strict approvals for capital expenditures and is aggressively managing working capital. The Company continues to evaluate further actions as circumstances warrant.

The COVID-19 pandemic has adversely affected our consolidated financial results for the first six months of 2020. We anticipate COVID-19 may continue to have an adverse impact on our business through the third quarter and potentially beyond. While the Company developed and implemented, and continues to develop and implement, health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19 to its employees and business, the severity of the impact of the COVID-19 pandemic on the Company's business in the remaining quarters of 2020 and beyond will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and the extent and severity of the impact on the Company's customers and suppliers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity or results of operations is uncertain.

Basis of Presentation

The accompanying unaudited consolidated financial statements as of June 30, 2020 and for the three and six month periods ended June 30, 2020 and 2019, which have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods, include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected herein. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2019, from which the consolidated balance sheet as of December 31, 2019 has been derived.

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

On January 31, 2020, the Company announced that API Group Limited and certain of its affiliates commenced administration proceedings in the United Kingdom. The purpose of the administration proceedings is to facilitate an orderly sale or wind-down of its United Kingdom operations, which include API Laminates Limited and API Foils Holdings Limited. In the United States, API Americas Inc. voluntarily filed for Chapter 11 proceedings in Bankruptcy Court on February 2, 2020, in order to facilitate the sale or liquidation of its U.S. assets. The API entities (collectively, "API") were wholly-owned subsidiaries of the Company and were included in the Diversified Industrial segment. The Company deconsolidated API on January 31, 2020 as it no longer held a controlling financial interest as of that date. The results of API's operations are included in Discontinued operations in the accompanying statements of operations. The assets and liabilities of API as of December 31, 2019, prior to their deconsolidation, are included in Assets and Liabilities of discontinued operations, respectively, in the accompanying consolidated balance sheet. All amounts associated with API have been removed from the Company's financial statements and footnotes, and reported in discontinued operations.

During the second quarter of 2020, the Company determined that the trade receivables balance within its Energy segment was overstated. The overstatement relates primarily to trade receivables recorded prior to the current fiscal year, which have been determined to be uncollectible. To correct the overstatement, the Company recorded an adjustment for the three months ended June 30, 2020 to reduce Trade and other receivables – net of allowance for doubtful accounts and increase Selling, general and administrative expenses by $3,400, respectively.

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

The following table presents the Company's revenues disaggregated by geography for the three and six months ended June 30, 2020 and 2019. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$274,518	$364,743	$602,807	$698,961
Foreign (a)	20,919	20,972	40,530	42,567
Total revenue	$295,437	$385,715	$643,337	$741,528
(a) For the three and six months ended June 30, 2020 and 2019, foreign revenues were primarily related to the Company's Dunmore Europe GmbH business, which is domiciled in Germany.

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections result in billed trade receivables, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheets. As of June 30, 2020 and December 31, 2019, the contract asset balance was $9,982 and $10,749, respectively.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts that are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheets, based on the timing of when the Company expects to recognize revenue. As of June 30, 2020 and December 31, 2019, the contract liability balance was $7,885 and $6,737, respectively. The increase in the six months ended June 30, 2020 was primarily due to the deferral of revenue of $7,579 offset by the recognition of $6,431 of unearned revenue.

3. DISCONTINUED OPERATIONS

On January 31, 2020, the Company announced that API Group Limited and certain of its affiliates commenced administration proceedings in the United Kingdom. The purpose of the administration proceedings is to facilitate an orderly sale or wind-down of its United Kingdom operations, which include API Laminates Limited and API Foils Holdings Limited. In the United States, API Americas Inc. voluntarily filed for Chapter 11 proceedings in Bankruptcy Court on February 2, 2020, in order to facilitate the sale or liquidation of its U.S. assets. The API entities were wholly-owned subsidiaries of the Company and part of the Diversified Industrial segment. The Company deconsolidated API on January 31, 2020 as it no longer held a controlling financial interest as of that date. The Company recorded a net loss from discontinued operations, net of taxes, of $1,260 and $26,408 for the three and six months ended June 30, 2020, respectively.

The components of Loss from discontinued operations, net of taxes in the accompanying consolidated statement of operations are:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Gain upon initial deconsolidation of API	$—	$29,637
Loss from guarantee liability	(980)	(53,464)
Loss from operations of discontinued operation	(280)	(2,581)
Net loss on deconsolidation of API	$(1,260)	$(26,408)
The gain upon initial deconsolidation of $29,637 is based primarily on the Company's carrying value of API's assets, liabilities and accumulated other comprehensive loss at the time of deconsolidation. All amounts associated with API have been removed from the Company's financial statements and footnotes, and reported in discontinued operations as described herein.

As of the date of deconsolidation, API held approximately $69,220 of principal loans under the Company's senior credit agreement described in Note 9 - "Debt." Under the terms of the credit agreement, the Company and certain consolidated subsidiaries are guarantors, and accordingly, are responsible for the ultimate repayment of these loans. If the net proceeds from the sale of the assets of API are not sufficient to fully repay the loans, the Company will be responsible for any shortfall in their repayment, potentially up to their full outstanding balance. The Company recorded a guarantee liability of $53,464 as of June 30, 2020, which represents the Company's total estimated debt repayment obligation after considering actual and estimated recoveries from the sales of API's businesses and assets. The guarantee liability is included in Other current liabilities in the accompanying consolidated balance sheet as of June 30, 2020. The loss related to the guarantee is included in Net loss on deconsolidation of discontinued operations in the accompanying consolidated statement of operations for the three and six months ended June 30, 2020. Changes in the amount of the guarantee will be recorded in Net loss on deconsolidation of discontinued operations until the earlier of such time that the API debt has been repaid from the proceeds from the sale of API's businesses and assets or when the Company becomes the obligor of the debt upon completion of API's administration and bankruptcy proceedings, which are expected to be substantially completed by December 31, 2020. If the Company becomes the obligor of the debt, the guarantee liability will be removed from the Company's consolidated balance sheet, and the Company will record debt at that time for the amount of the remaining outstanding debt obligation. The Company will continue to pay interest monthly on API's outstanding debt until the debt has been repaid in full. Monthly interest is approximately $130.

On February 2, 2020, the Company became obligor to API's U.S. pension plans. Accordingly, the Company retained the previously recorded API pension obligation liability of approximately $5,238. These obligations remain recorded in Accrued pension liabilities in the accompanying consolidated balance sheet as of June 30, 2020.

The following represents the detail of Loss from discontinued operations, net of taxes in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:	$—	$28,488	$6,388	$59,728
Costs and expenses:
Cost of goods sold	—	26,381	6,085	54,675
Selling, general and administrative expenses	280	4,916	2,499	10,957
Other expenses, net	—	189	385	1,275
Total costs and expenses	280	31,486	8,969	66,907
Loss before income taxes	(280)	(2,998)	(2,581)	(7,179)
Income tax benefit	—	80	—	121
Net loss	$(280)	$(2,918)	$(2,581)	$(7,058)
The following is a summary of the assets and liabilities of discontinued operations:

Assets	December 31, 2019
Current assets:
Cash and cash equivalents	$8,881
Trade and other receivables	13,367
Inventories, net	16,192
Prepaid expenses and other current assets	2,572
Total current assets	41,012
Other non-current assets	50
Property, plant and equipment, net	12,052
Operating lease right-of-use-assets	6,041
Total Assets	$59,155
Liabilities
Current liabilities:
Accounts payable	$14,027
Accrued liabilities	4,701
Short-term debt	1,397
Other current liabilities	1,131
Total current liabilities	21,256
Long-term debt	69,055
Accrued pension liabilities	12,849
Deferred tax liabilities	1,117
Long-term operating lease liabilities	4,804
Total Liabilities	$109,081
On the date of the deconsolidation, the Company believes that API became a variable interest entity. As described above, as of this date the Company no longer held a controlling financial interest in API as it lacked significant decision-making ability. Therefore, the Company is not the primary beneficiary of API. The Company's total exposure to loss primarily relates to API's debt and is described above.

4. ACQUISITIONS

On April 1, 2019, the Company, through its wholly-owned subsidiary, WebBank, completed the acquisition of National Partners PFco, LLC ("National Partners"), located in Denver, Colorado, for consideration of $47,725, which includes assumed debt, including debt with a third-party that WebBank had a preexisting $10,000 participation, and was subject to a potential earn-out based on future performance. The earn-out expired on June 30, 2020 and was not paid out as the performance requirements were not met. National Partners provides commercial premium finance solutions for national insurance brokerages, independent insurance agencies and insureds in key markets throughout the United States. National Partners is included with WebBank in the Company's Financial Services segment. In connection with the acquisition, the Company recorded trade and other receivables, other intangible assets and goodwill associated with the acquisition, totaling approximately $37,195, $2,230 and $6,515, respectively, as well as other assets and liabilities. Other intangible assets consist of agent relationships of $1,800 and trade names of $430. The goodwill from the acquisition consists largely of the synergies expected from combining the operations of the two businesses. The goodwill of $6,515 is expected to be deductible for income tax purposes. The final purchase price and purchase price allocation of National Partners were finalized as of April 1, 2020, with no significant changes to preliminary amounts.

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

5. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classifications of loans receivable, including loans held for sale, held by WebBank, as of June 30, 2020 and December 31, 2019 are as follows:

	Total				Current		Non-current
	June 30, 2020	%	December 31, 2019	%	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Loans held for sale	$71,378		$225,013		$71,378	$225,013	$—	$—

Commercial real estate loans	$617	—%	$659	—%	—	—	617	659
Commercial and industrial	2,347,005	92%	251,349	45%	238,359	233,510	2,108,646	17,839
Consumer loans	212,603	8%	302,714	55%	71,210	125,067	141,393	177,647
Total loans	2,560,225	100%	554,722	100%	309,569	358,577	2,250,656	196,145
Less:
Allowance for loan losses	(58,960)		(36,682)		(58,960)	(36,682)	—	—
Total loans receivable, net	$2,501,265		$518,040		250,609	321,895	2,250,656	196,145
Loans receivable, including loans held for sale (a)					$321,987	$546,908	$2,250,656	$196,145
(a) The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities.

Loans with a carrying value of approximately $6,387 and $15,737 were pledged as collateral for potential borrowings as of June 30, 2020 and December 31, 2019, respectively. WebBank serviced $2,858 and $2,898 in loans for others as of June 30, 2020 and December 31, 2019, respectively.

WebBank sold loans classified as loans held for sale of $6,919,881 and $11,306,443 during the six months ended June 30, 2020 and 2019, respectively. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of consumer and small business loans. Amounts added to loans held for sale during the six months ended June 30, 2020 and 2019 were $6,768,053 and $11,296,371, respectively. The reduction in loans held for sale as of June 30, 2020 reflects the impact of reduced lending by WebBank's partners due to the economic impact of COVID-19. Such factors include WebBank's partners experiencing reduced sales volume, as well as tightening their credit policies due to the increase in the U.S. unemployment rates and other factors. This in turn has reduced the volume of loans being initiated by, and then sold by, WebBank.

Allowance for Loan Losses

The ALLL represents an estimate of probable and estimable losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALLL is established by analyzing the portfolio at least quarterly, and a provision for or reduction of loan losses is recorded so that the ALLL is at an appropriate level at the balance sheet date. WebBank's ALLL increased $6,539, or 12%, during the second quarter of 2020, primarily driven by the impact of COVID-19. WebBank is observing and anticipating significant economic disruption and loan performance deterioration associated with the COVID-19 pandemic. WebBank believes this will have a broad negative impact on the macro-economy and will cause estimated credit losses to materially differ from historical loss experience.

Changes in the ALLL are summarized as follows:

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2019	$24	$10,920	$25,738	$36,682
Charge-offs	—	(6,213)	(13,454)	(19,667)
Recoveries	11	319	1,225	1,555
Provision	(14)	16,885	23,519	40,390
June 30, 2020	$21	$21,911	$37,028	$58,960

The ALLL and outstanding loan balances according to the Company's impairment method are summarized as follows:

June 30, 2020	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$11	$494	$—	$505
Collectively evaluated for impairment	10	21,417	37,028	58,455
Total	$21	$21,911	$37,028	$58,960
Outstanding loan balances:
Individually evaluated for impairment	$11	$2,729	$—	$2,740
Collectively evaluated for impairment	606	2,344,276	212,603	2,557,485
Total	$617	$2,347,005	$212,603	$2,560,225

December 31, 2019	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$12	$360	$—	$372
Collectively evaluated for impairment	12	10,560	25,738	36,310
Total	$24	$10,920	$25,738	$36,682
Outstanding loan balances:
Individually evaluated for impairment	$12	$2,706	$—	$2,718
Collectively evaluated for impairment	647	248,643	302,714	552,004
Total	$659	$251,349	$302,714	$554,722

Nonaccrual and Past Due Loans

Commercial and industrial loans past due 90 days or more and still accruing interest were $11,298 and $4,962 at June 30, 2020 and December 31, 2019, respectively. Consumer loans past due 90 days or more and still accruing interest were $1,624 and $3,089 at June 30, 2020 and December 31, 2019, respectively. The Company did not have any nonaccrual loans at June 30, 2020 or December 31, 2019.

Past due loans (accruing and nonaccruing) are summarized as follows:

June 30, 2020	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$617	$—	$—	$—	$617	$—	$—
Commercial and industrial	2,324,547	11,160	11,298	22,458	2,347,005	11,298	—
Consumer loans	207,387	3,592	1,624	5,216	212,603	1,624	—
Total loans	$2,532,551	$14,752	$12,922	$27,674	$2,560,225	$12,922	$—

December 31, 2019	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$659	$—	$—	$—	$659	$—	$—
Commercial and industrial	238,025	8,362	4,962	13,324	251,349	4,962	—
Consumer loans	292,394	7,231	3,089	10,320	302,714	3,089	—
Total loans	$531,078	$15,593	$8,051	$23,644	$554,722	$8,051	$—
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

Credit Quality Indicators

In addition to the past due and nonaccrual criteria, loans are analyzed using a loan grading system. Generally, internal grades are assigned to commercial loans based on the performance of the loans, financial/statistical models and loan officer judgment. For consumer loans and some commercial and industrial loans, the primary credit quality indicator is payment status. Reviews and grading of loans with unpaid principal balances of $100 or more is performed once per year. Grades follow definitions of Pass, Special Mention, Substandard and Doubtful, which are consistent with published definitions of regulatory risk classifications. The definitions of Pass, Special Mention, Substandard and Doubtful are summarized as follows:

•Pass: An asset in this category is a higher quality asset and does not fit any of the other categories described below. The likelihood of loss is considered remote.
•Special Mention: An asset in this category has a specific weakness or problem but does not currently present a significant risk of loss or default as to any material term of the loan or financing agreement.
•Substandard: An asset in this category has a developing or currently minor weakness or weaknesses that could result in loss or default if deficiencies are not corrected or adverse conditions arise.
•Doubtful: An asset in this category has an existing weakness or weaknesses that have developed into a serious risk of significant loss or default with regard to a material term of the financing agreement.

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

June 30, 2020	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$606	$—	$11	$—	$617
Commercial and industrial	238,501	2,102,247	3,527	2,032	698	2,347,005
Consumer loans	212,603	—	—	—	—	212,603
Total loans	$451,104	$2,102,853	$3,527	$2,043	$698	$2,560,225

December 31, 2019	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$647	$—	$12	$—	$659
Commercial and industrial	234,560	14,083	—	2,706	—	251,349
Consumer loans	302,714	—	—	—	—	302,714
Total loans	$537,274	$14,730	$—	$2,718	$—	$554,722

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. When loans are impaired, an estimate of the amount of the balance that is impaired is made and a specific reserve is assigned to the loan based on the estimated present value of the loan's future cash flows discounted at the loan's effective interest rate, the observable market price of the loan or the fair value of the loan's underlying collateral less the cost to sell. When the impairment is based on the fair value of the loan's underlying collateral, the portion of the balance that is impaired is charged off, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. WebBank recognized $77 and $57 on impaired loans for the six months ended June 30, 2020 and 2019, respectively. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. Payments are recognized when cash is received. Information on impaired loans is summarized as follows:

		Recorded Investment
June 30, 2020	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$11	$—	$11	$11	$11	$12
Commercial and industrial	2,729	—	2,729	2,729	494	3,095
Total loans	$2,740	$—	$2,740	$2,740	$505	$3,107

		Recorded Investment
December 31, 2019	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$12	$—	$12	$12	$12	$14
Commercial and industrial	2,706	—	2,706	2,706	360	2,746
Total loans	$2,718	$—	$2,718	$2,718	$372	$2,760

During the quarter ended June 30, 2020, WebBank began issuing loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), primarily with one of its lending partners, authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The loans were funded by the PPP Liquidity Facility, have terms of between 2 and 5 years, and their repayment is guaranteed by the SBA. Payments by borrowers on the loans begin six months after the note date, and interest will continue to accrue during the six-month deferment at 1%. Loans can be forgiven in whole or part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as a yield adjustment on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. The PPP loans are included in Commercial and industrial loans in the table above. As of June 30, 2020, the total PPP loans and associated liabilities are $2,096,006 and $2,032,236, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of June 30, 2020.

The Company is offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with the interagency statement issued by the federal banking agencies provides that short-term modifications made in response to COVID-19 do not need to be accounted for as a troubled debt restructuring ("TDR"). Accordingly, the Company does not account for such loan modifications as TDRs. The Company's loan modifications allow for the deferral of up to 3 months of principal and interest. The deferred interest and principal is accrued and, the Company expects to collect this amount through the life of the loan. The program is ongoing, and additional loans continue to be granted deferrals. At June 30, 2020, the Company granted approximately 11,380 short–term deferments on loan balances of $31,143, which represent 1.25% of total loan balances as of June 30, 2020. These short–term deferments are not classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms.

6. INVENTORIES, NET

A summary of Inventories, net is as follows:

	June 30, 2020	December 31, 2019
Finished products	$42,460	$48,484
In-process	29,420	30,913
Raw materials	48,228	46,440
Fine and fabricated precious metal in various stages of completion	25,827	29,202
	145,935	155,039
LIFO reserve	(2,012)	(3,398)
Total	$143,923	$151,641

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

The Company obtains certain precious metals under a fee consignment agreement with the Bank of Montreal. As of June 30, 2020 and December 31, 2019, the Company had approximately $6,452 and $6,880, respectively, of precious metals, principally silver, under consignment, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount included in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

The Company continues to monitor the impact of COVID-19 on our customers and our inventory levels and related reserves.

	June 30, 2020	December 31, 2019
Supplemental inventory information:
Precious metals stated at LIFO cost	$2,849	$15,660
Precious metals stated under non-LIFO cost methods, primarily at fair value	$20,966	$10,144
Market value per ounce:
Silver	$17.88	$17.86
Gold	$1,767.93	$1,522.14
Palladium	$1,894.23	$1,935.19

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying amount of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Financial Services	Corporate and Other	Total
Balance as of December 31, 2019
Gross goodwill	$180,855	$67,143	$6,515	$81	$254,594
Accumulated impairments	(40,178)	(64,790)	—	—	(104,968)
Net goodwill	140,677	2,353	6,515	81	149,626
Acquisitions (a)	2,300	—	—	—	2,300
Currency translation adjustments	5	—	—	—	5
Balance as of June 30, 2020
Gross goodwill	183,160	67,143	6,515	81	256,899
Accumulated impairments	(40,178)	(64,790)	—	—	(104,968)
Net goodwill	$142,982	$2,353	$6,515	$81	$151,931
(a) Related to the acquisition of Metallon. See Note 4 - "Acquisitions."

A summary of Other intangible assets, net is as follows:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$213,731	$113,630	$100,101	$216,428	$109,701	$106,727
Trademarks, trade names and brand names	51,125	19,065	32,060	51,414	18,469	32,945
Developed technology, patents and patent applications	32,146	18,053	14,093	31,984	17,176	14,808
Other	18,764	16,375	2,389	17,963	13,850	4,113
Total	$315,766	$167,123	$148,643	$317,789	$159,196	$158,593
Trademarks with indefinite lives as of June 30, 2020 and December 31, 2019 were $11,341 and $11,320, respectively. Amortization expense related to intangible assets was $5,112 and $5,438 for the three months ended June 30, 2020 and 2019, respectively, and $10,394 and $10,703 for the six months ended June 30, 2020 and 2019, respectively. As a result of COVID-19 related declines in our youth sports business within the Energy segment, intangible assets of $617, primarily customer relationships, were fully impaired during the first quarter of 2020. The impairment is included in Asset impairment charges in the accompanying statement of operations for the six months ended June 30, 2020.

As of June 30, 2020, the Company reviewed its goodwill, other intangible assets and long-lived assets for indicators of impairment as a result of the impact of the COVID-19 pandemic. As a result of the COVID-19 pandemic, the Company believes that indicators of impairment were present for all these asset classes due to a general deterioration in macroeconomic conditions, reduced cash flow projections and a significant decline in the Company's market capitalization. Therefore, we assessed whether it was more likely than not that our goodwill, other intangible assets and long-lived assets were impaired as of June 30, 2020. We reviewed our previous forecasts and assumptions based on our current projections that are subject to various risks and uncertainties, including forecasted revenues, expenses and cash flows, the duration and extent of impact to our businesses from the COVID-19 pandemic and the reduction in the Company's market capitalization. Based on our interim impairment assessment as of June 30, 2020, we have determined that our goodwill, other intangible assets, except for our youth sports related intangibles described above, and long-lived assets are not impaired. However, as a result of the COVID-19 pandemic, it is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets are impaired. In addition, at June 30, 2020, the goodwill related to the performance materials business, within our Diversified Industrial segment, is at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to further declines in market conditions or customer demand. The goodwill related to our energy business within our Energy segment is also at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to reductions in customer demand as a result of continued or sustained declines in the price of oil.

8. INVESTMENTS

Short-Term Investments

The Company's short-term investments primarily consist of its marketable securities portfolio. The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investments. The investments are carried at fair value and totaled $155 and $220 as of June 30, 2020 and December 31, 2019, respectively. Unrealized gains (losses) on short-term investments for the three months ended June 30, 2020 and 2019 totaled $77 and $(226), respectively, and $(20) and $0 in the six months ended June 30, 2020 and 2019, respectively.

Realized Gains (Losses) on Investments

Proceeds from sales of equity securities were $1,135 and $0 in the three months ended June 30, 2020 and 2019, respectively, and $2,327 and $0 in the six months ended June 30, 2020 and 2019, respectively. The Company determines gains and losses from sales of equity securities based on specific identification of the securities sold. Gross realized gains and losses from sales of equity securities, which are reported as a component of Realized and unrealized losses (gains) on securities, net in the Company's consolidated statements of operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross realized gains	$—	$—	$—	$—
Gross realized losses	(27,310)	—	(43,662)	—
Realized losses, net	$(27,310)	$—	$(43,662)	$—

Long-Term Investments

The following table summarizes the Company's long-term investments as of June 30, 2020 and December 31, 2019.

	Ownership %		Long-Term Investments Balance		(Income) Loss Recorded in the Consolidated Statements of Operations
					Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	2020	2019	2020	2019
Corporate securities (a), (d)			$158,233	$186,777	$(18,751)	$(36,603)	$(17,199)	$(38,486)
Collateralized debt securities			655	855	$—	$—	$—	$—
Steel Connect, Inc. ("STCN") convertible notes (b), (e)			8,525	11,839	$(337)	$1,163	$3,314	$1,506
STCN preferred stock (c), (e)			24,163	39,178	$(1,130)	$2,049	$15,015	$(2,068)
Equity method investments: (e)
Carried at fair value:
STCN common stock	29.1%	29.4%	10,911	26,547	$2,419	$3,065	$13,870	$(1,474)
Aviat Networks, Inc. ("Aviat")	12.4%	12.4%	12,232	9,417	$(5,845)	$841	$(2,125)	$(227)
Other	—%	43.8%	—	1,223	$—	$—	$(460)	$—
Total			$214,719	$275,836

(a) Cost basis totaled $12,753 and $58,495 at June 30, 2020 and December 31, 2019, respectively, and gross unrealized gains totaled $145,480 and $128,282 at June 30, 2020 and December 31, 2019, respectively. Primarily includes the Company's investments in the common stock of $156,578, or 5.0%, and $0, or 0.0%, of Aerojet Rocketdyne Holdings, Inc. and Babcock & Wilcox Enterprises, Inc., respectively, as of June 30, 2020 and $180,357, or 5.0%, and $4,989, or 3.0%, respectively, as of December 31, 2019.
(b) Represents investment in STCN convertible notes. The convertible notes outstanding as of December 31, 2018 matured on March 1, 2019. The Company entered into a new convertible note with STCN ("New Note") on February 28, 2019, which matures on March 1, 2024. The cost basis of the New Note totaled $14,943 as of June 30, 2020 and the gross unrealized loss was $6,418 as of June 30, 2020. The New Note is convertible into shares of STCN's common stock at an initial conversion rate of 421.2655 shares of common stock per $1,000 principal amount of the New Note (which is equivalent to an initial conversion price of approximately $2.37 per share), subject to adjustment upon the occurrence of certain events. Changes in fair value are recorded in the Company's consolidated statements of operations as the Company elected the fair value option to account for this investment. The New Notes, if converted as of June 30, 2020, when combined with STCN common and preferred shares, also if converted, owned by the Company, would result in the Company having a direct interest of approximately 48.9% of STCN's outstanding shares.
(c) Represents investment in shares of STCN preferred stock with a cost basis of $35,633. Each share of preferred stock can be converted into shares of STCN's common stock at an initial conversion price equal to $1.96 per share, subject to adjustment upon the occurrence of certain events. Changes in fair value are recorded in the Company's consolidated statements of operations as the Company elected the fair value option to account for this investment.
(d) (Income) loss from these investments is included in Realized and unrealized losses (gains) on securities, net in the consolidated statements of operations.
(e) (Income) loss from these investments is included (Income) loss of associated companies, net of taxes in the consolidated statements of operations.

The amount of unrealized gains (losses) for the three and six months ended June 30, 2020 and 2019 that relate to equity securities still held as of June 30, 2020 and 2019, respectively, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (losses) gains recognized during the period on equity securities	$(8,482)	$36,377	$(26,484)	$38,486
Less: Net losses recognized during the period on equity securities sold during the period	(27,310)	—	(43,662)	—
Unrealized gains recognized during the period on equity securities still held at the end of the period	$18,828	$36,377	$17,178	$38,486

Equity Method Investments

The Company's investments in associated companies are eligible to be accounted for under the equity method of accounting; however, the Company has elected the fair value option for most of these investments. Associated companies are included in the Corporate and Other segment. Certain associated companies have a fiscal year end that differs from December 31. Additional information for SPLP's significant investments in associated companies follows:

•STCN is a supply chain business process management company serving clients in markets such as consumer electronics, communications, computing, medical devices, software and retail. STCN also owns IWCO Direct Holdings, Inc., which delivers data-driven marketing solutions for its customers, including strategy, creative and execution for omnichannel marketing campaigns, along with postal logistics programs for direct mail.
•Aviat designs, manufactures and sells a range of wireless networking solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe.

The following summary balance sheet amounts are for STCN as of April 30, 2020 and July 31, 2019, respectively, and the statement of operations amounts are for the three months and six months ended April 30, 2020 and 2019, respectively, which are both STCN's nearest corresponding fiscal quarters to the Company's fiscal quarters ended June 30, 2020 and 2019:

(Unaudited)	2020	2019
Summary of balance sheet amounts:
Current assets	$234,250	$213,324
Non-current assets	550,416	518,239
Total assets	$784,666	$731,563

Current liabilities	$274,430	$256,850
Non-current liabilities	430,910	386,835
Total liabilities	705,340	643,685
Contingently redeemable preferred stock	35,175	35,186
Equity	44,151	52,692
Total liabilities and equity	$784,666	$731,563

	Three Months Ended April 30,		Six Months Ended April 30,
(Unaudited)	2020	2019	2020	2019
Summary operating results:
Net revenue	$177,351	$194,003	$392,803	$400,226
Gross profit	$33,470	$34,861	$78,719	$74,404
Net loss	$(6,159)	$(9,627)	$(9,716)	$(21,380)

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

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value	Carrying Value
Collateralized securities	$17,050	$10	$17,060	$17,050

Contractual maturities within:
One year to five years				3,958
Five years to ten years				11,238
After ten years				1,854
Total				$17,050

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value	Carrying Value
Collateralized securities	$37,896	$(3)	$37,893	$37,896

Contractual maturities within:
One year to five years				23,339
Five years to ten years				12,373
After ten years				2,184
Total				$37,896
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

9. DEBT

Debt consists of the following:

	June 30, 2020	December 31, 2019
Short term debt:
Foreign	$357	$1,800
Short-term debt	357	1,800
Long-term debt:
Credit Agreement	359,402	330,700
Other debt - foreign	370	444
Other debt - domestic	4,916	5,145
Subtotal	364,688	336,289
Less: portion due within one year	14,035	14,208
Long-term debt	350,653	322,081
Total debt	$365,045	$338,089
Long-term debt as of June 30, 2020 matures in each of the next five calendar-years as follows:

	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt (a)	$364,688	$8,902	$10,313	$345,473	$—	$—	$—
(a) As of June 30, 2020, long term debt of $14,035 is expected to mature over the following twelve months.

As of June 30, 2020, the Company's senior credit agreement, as amended ("Credit Agreement"), includes a revolving credit facility in an aggregate principal amount not to exceed $500,000 and a $187,500 term loan. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank, and includes a $55,000 sub-facility for swing line loans and a $50,000 sub-facility for standby letters of credit. The term loan requires quarterly amortization equating to $2,500 per quarter. Borrowings under the Credit Agreement bear interest, at the borrower's option, at annual rates of either the Base Rate or the Euro-Rate, as defined, plus an applicable margin as set forth in the Credit Agreement (1.50% and 2.50%), respectively, for Base Rate and Euro-Rate borrowings at June 30, 2020), and the Credit Agreement provides for a commitment fee to be paid on unused borrowings. The weighted average interest rate on the Credit Agreement was 2.72% at June 30, 2020. At June 30, 2020, letters of credit totaling $10,558 had been issued under the Credit Agreement, including $3,242 of the letters of credit guaranteeing various insurance activities, and $7,316 for environmental and other matters. The Credit Agreement permits SPLP, the parent, to fund the dividends on its preferred units and its routine corporate expenses. Upon filing the second quarter bank certification, the Company's total availability under the Credit Agreement, which is based upon earnings and certain covenants as described in the Credit Agreement, will be approximately $231,491 as of June 30, 2020.

On November 14, 2022, the Credit Agreement will expire, and all outstanding amounts will be due and payable. The Credit Agreement is guaranteed by substantially all existing and thereafter acquired assets of the borrowers and the guarantors, as defined in the agreement, and a pledge of all of the issued and outstanding shares of capital stock of each of the borrowers' and guarantors' subsidiaries, and is fully guaranteed by the guarantors. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, as defined. The Company was in compliance with all financial covenants as of June 30, 2020.

On June 26, 2020, the Company repaid approximately $202,500 of borrowings under the Credit Agreement as the Company continually monitors the effects of the COVID-19 outbreak. On July 13, 2020, the Company borrowed approximately $100,000 under the Credit Agreement as part of a precautionary approach to increase the Company's cash position and maximize its financial flexibility in light of the current volatility in the global markets resulting from the COVID-19 outbreak. These borrowings may be used for working capital, general corporate or other permitted purposes.

The tables above do not include the debt of API as it was deconsolidated. See Note 3 - "Discontinued Operations" for further details.

10. FINANCIAL INSTRUMENTS

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 15 - "Fair Value Measurements"). As of June 30, 2020, outstanding derivatives mature within 3 to 5 years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

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

As of June 30, 2020, the Company had the following outstanding forward contracts with settlement dates through July 2020. There were no futures contracts outstanding as of June 30, 2020.

Commodity	Amount	Notional Value
Silver (ounces)	63,273	$1,097
Gold (ounces)	774	$1,330
Palladium (ounces)	460	$873
Copper (pounds)	165,000	$440
Tin (metric tons)	20	$336
Fair Value Hedges. Certain forward contracts are accounted for as fair value hedges under Accounting Standards Codification ("ASC") 815 for the Company's precious metal inventory carried at fair value. These contracts hedge 5,601 ounces of silver and a majority of the Company's ounces of copper. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net changes in fair value of the derivative assets and liabilities, and the changes in the fair value of the underlying hedged inventory, are recognized in the Company's consolidated statements of operations, and such amounts principally offset each other due to the effectiveness of the hedges.

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets are as follows:

	Fair Value of Derivative Assets (Liabilities)
	June 30, 2020		December 31, 2019
	Location on Consolidated Balance Sheet	Fair Value	Location on Consolidated Balance Sheet	Fair Value
Derivatives designated as ASC 815 hedges
Commodity contracts	Accrued liabilities	$(9)	Accrued liabilities	$(46)
Derivatives not designated as ASC 815 hedges
Commodity contracts	Accrued liabilities	$(69)	Accrued liabilities	$(335)
Economic interests in loans	Other non-current assets	$14,646	Other non-current assets	$18,633
The effects of fair value hedge accounting on the consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 are not material. The effects of derivatives not designated as ASC 815 hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 are as follows:

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Commodity contracts	Other income (expense), net	$(329)	$(379)	$(736)	$(436)
Economic interests in loans	Financial services revenue	(320)	3,791	2,660	6,677
Total		$(649)	$3,412	$1,924	$6,241

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

As of June 30, 2020 and December 31, 2019, WebBank's undisbursed loan commitments totaled $64,562 and $125,861, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest cost	$3,275	$4,449	$6,550	$8,898
Expected return on plan assets	(5,574)	(4,964)	(11,148)	(9,929)
Amortization of actuarial loss	2,849	2,484	5,698	4,968
Total	$550	$1,969	$1,100	$3,937
Pension expense is included in Selling, general and administrative expenses in the consolidated statements of operations. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events. On March 27, 2020, President Trump signed the CARES Act into law. As a result of the CARES Act, U.S. pension plan contributions that were expected to be made after March 2020 have been deferred until January 1, 2021. The Company's current expected future minimum pension contributions to its significant pension plans are $0 for the remainder of 2020, and $63,600, $32,400, $25,900, $15,700 and $5,800 in 2021, 2022, 2023, 2024 and for the five years thereafter, respectively.

12. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of June 30, 2020, the Company had 24,929,253 Class A units (regular common units) outstanding.

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

Incentive Award Plan

The Company's 2018 Incentive Award Plan ("2018 Plan") provides equity-based compensation through the grant of options to purchase the Company's limited partnership units, unit appreciation rights, restricted units, phantom units, substitute awards, performance awards, other unit-based awards, and includes, as appropriate, any tandem distribution equivalent rights granted with respect to an award (collectively, "LP Units"). On May 18, 2020, the Company's unitholders approved the Amended and Restated 2018 Incentive Award Plan, which increased the number of LP Units issuable under the 2018 Plan by 500,000 to a total of 1,000,000 LP Units. In 2019, 207,499 restricted units were granted under the 2018 Plan. Such units were valued based upon the market value of the Company's LP Units on the date of grant, and collectively represent approximately $2,905 of unearned compensation that will be recognized as expense ratably over the vesting period of the units. The grants have vesting periods that range from three to ten years from the date of grant.

Preferred Units

The Company's 6.0% Series A preferred units, no par value ("SPLP Preferred Units") entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared an in-kind distribution of approximately $2,371 to preferred unitholders for the three months ended June 30, 2020. The Company declared a cash distribution of approximately $2,725 and $5,945 to preferred unitholders for the six months ended June 30, 2020 and 2019, respectively. The SPLP Preferred Units have a term of nine years, ending February 2026, and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption. On February 6, 2020 ("Redemption Date"), the Company redeemed 1,600,000 units of the SPLP Preferred Units at a price equal to $25 per unit, plus an amount of $0.22 per unit, equal to any accumulated and unpaid distributions up to, but excluding, the Redemption Date, for a total payment of approximately $40,400.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as liabilities, including accrued interest expense, on the Company's consolidated balance sheets because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as liabilities, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of operations. As of June 30, 2020, there were 6,422,128 SPLP Preferred Units outstanding, and as of December 31, 2019, there were 7,927,288 SPLP Preferred Units outstanding.

Accumulated Other Comprehensive Loss

Changes, net of tax, where applicable, in AOCI are as follows:

	Unrealized loss on available-for-sale debt securities	Unrealized (loss) gain on derivative financial instruments	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2019	$(274)	$(14)	$(25,166)	$(165,968)	$(191,422)
Net other comprehensive loss attributable to common unitholders	—	—	(2,936)	—	(2,936)
Deconsolidation of API (see Note 3)	—	14	10,522	6,945	17,481
Balance at March 31, 2020	(274)	—	(17,580)	(159,023)	(176,877)
Net other comprehensive income attributable to common unitholders	—	—	1,373	—	1,373
Balance at June 30, 2020	$(274)	$—	$(16,207)	$(159,023)	$(175,504)

	Unrealized loss on available-for-sale securities	Unrealized (loss) gain on derivative financial instruments	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2018	$(274)	$(277)	$(23,476)	$(153,217)	$(177,244)
Net other comprehensive income attributable to common unitholders	—	518	1,303	—	1,821
Balance at March 31, 2019	(274)	241	(22,173)	(153,217)	(175,423)
Net other comprehensive loss attributable to common unitholders	—	(425)	(1,797)	—	(2,222)
Balance at June 30, 2019	$(274)	$(184)	$(23,970)	$(153,217)	$(177,645)

Incentive Unit Expense

SPLP has issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP, which are determined as of the last day of each fiscal year. If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company records a negative incentive unit expense in the quarter when such over accrual is determined. The expense is recorded in Selling, general and administrative expenses in the Company's consolidated statements of operations. No incentive unit expense was recorded in the three and six months ended June 30, 2020 and 2019.

13. INCOME TAXES

The Company recorded an income tax benefit of $1,320 and income tax provision of $14,798 for the three months ended June 30, 2020 and 2019, respectively, and an income tax benefit of $4,749 and income tax provision of $17,800 for the six months ended June 30, 2020 and 2019, respectively. The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include partnership losses for which no tax benefit is recognized, changes in deferred tax valuation allowances and other permanent differences. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of certain deferred tax assets will not be realized in future periods.

The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification would increase the allowable interest expense deduction of the Company and result in less taxable income. As a result of the CARES Act, it is anticipated that the Company will fully utilize all interest expense for the year ended December 31, 2020. The CARES Act, among other things, permits U.S. net operating loss ("NOL") carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act and opportunities to utilize the NOL carryback provision.

14. NET (LOSS) INCOME PER COMMON UNIT

The following data was used in computing net (loss) income per common unit shown in the Company's consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income from continuing operations	$(417)	$23,952	$(36,876)	$43,714
Net (income) loss attributable to noncontrolling interests in consolidated entities (continuing operations)	(191)	29	(321)	85
Net (loss) income from continuing operations attributable to common unitholders	(608)	23,981	(37,197)	43,799
Net loss from discontinued operations attributable to common unitholders	(1,260)	(2,918)	(26,408)	(7,058)
Net (loss) income attributable to common unitholders	(1,868)	21,063	(63,605)	36,741
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a), (b)	—	2,973	—	5,945
Net (loss) income attributable to common unitholders – assuming dilution	$(1,868)	$24,036	$(63,605)	$42,686
Net (loss) income per common unit – basic
Net (loss) income from continuing operations	$(0.02)	$0.96	$(1.49)	$1.75
Net loss from discontinued operations	(0.05)	(0.12)	(1.06)	(0.28)
Net (loss) income attributable to common unitholders	$(0.07)	$0.84	$(2.55)	$1.47
Net (loss) income per common unit – diluted
Net (loss) income attributable to common unitholders	$(0.02)	$0.69	$(1.49)	$1.27
Net loss from discontinued operations	(0.05)	(0.08)	(1.06)	(0.18)
Net (loss) income attributable to common unitholders	$(0.07)	$0.61	$(2.55)	$1.09
Denominator for net (loss) income per common unit – basic	24,958,026	24,982,728	24,989,440	24,915,446
Effect of dilutive securities:
Unvested restricted common units	—	—	—	190
SPLP Preferred Units (a)	—	14,155,871	—	14,242,874
Denominator for net (loss) income per common unit – diluted (a), (b)	24,958,026	39,138,599	24,989,440	39,158,510
(a) Assumes the SPLP Preferred Units were redeemed in common units as described in Note 12 - "Capital and Accumulated Other Comprehensive Loss."
(b) For the three months ended June 30, 2020, the diluted per unit calculation does not include 28,803,727 of SPLP Preferred Units and 112,025 of unvested restricted common units, since the impact would have been anti-dilutive. For the three months ended June 30, 2019, the diluted per unit calculation does not include 3,448 of unvested restricted common units, since the impact would have been anti-dilutive. For the six months ended June 30, 2020 the diluted per unit calculation does not include 30,454,112 of SPLP Preferred Units and 72,479 of unvested restricted common units, since the impact would have been anti-dilutive.

15. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of June 30, 2020 and December 31, 2019 are summarized by type of inputs applicable to the fair value measurements as follows:

June 30, 2020	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$139	$16	$—	$155
Long-term investments (a)	180,609	—	34,110	214,719
Precious metal and commodity inventories recorded at fair value	22,013	—	—	22,013
Economic interests in loans	—	—	14,646	14,646
Warrants	—	—	2,086	2,086
Total	$202,761	$16	$50,842	$253,619

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$78	$—	$78
Other precious metal liabilities	7,904	—	—	7,904
Total	$7,904	$78	$—	$7,982

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$170	$50	$—	$220
Long-term investments (a)	222,178	—	53,658	275,836
Precious metal and commodity inventories recorded at fair value	11,377	—	—	11,377
Economic interests in loans	—	—	18,633	18,633
Warrants	—	—	2,086	2,086
Total	$233,725	$50	$74,377	$308,152

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$381	$—	$381
Other precious metal liabilities	11,481	—	—	11,481
Total	$11,481	$381	$—	$11,862
(a) For additional detail of the marketable securities and long-term investments see Note 8 - "Investments."

There were no transfers of securities among the various measurement input levels during the three and six months ended June 30, 2020.

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

Following is a summary of changes in assets measured using Level 3 inputs:

	Investments in Associated Companies (a)	Marketable Securities and Other (b)	Total
Balance as of December 31, 2019	$52,240	$22,137	$74,377
Purchases	—	204	204
Sales and cash collections	(2,033)	(6,847)	(8,880)
Realized gains	—	2,660	2,660
Unrealized gains	810	—	810
Unrealized losses	(18,329)	—	(18,329)
Balance as of June 30, 2020	$32,688	$18,154	$50,842

Balance as of December 31, 2018	$40,643	$21,274	$61,917
Purchases	14,943	—	14,943
Sales and cash collections	—	(7,557)	(7,557)
Realized gains	—	6,677	6,677
Unrealized gains	883	—	883
Balance as of June 30, 2019	$56,469	$20,394	$76,863
(a) Unrealized gains and losses are recorded in (Income) loss of associated companies, net of taxes in the Company's consolidated statements of operations.
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

The fair value of the derivatives held by WebBank (see Note 10 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flow analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 7.70% to 35.86%, a constant default rate of 0.87% to 27.49% and a discount rate of 1.97% to 26.28%.

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

The environmental claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs, and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues costs associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of June 30, 2020, on a consolidated basis, the Company has recorded liabilities of $2,620 and $24,815 in Accrued liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

Environmental Matters

Certain subsidiaries of the Company's Handy & Harman Ltd. subsidiary ("HNH") have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH recorded liabilities of approximately $26,055 related to estimated environmental remediation costs as of June 30, 2020. HNH may have insurance coverage available for certain of these matters.

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

The sites where certain HNH subsidiaries have environmental liabilities include the following:

HNH has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a former HNH manufacturing facility. An ecological risk assessment of the wetlands portion was submitted in the second quarter of 2016 to the CTDEEP for their review and approval. Company officials met with CTDEEP representatives during the second quarter of 2020 to further discuss wetlands remediation goals and plans. Additional investigation of the wetlands is expected to start in 2020, pending approval of a mutually acceptable wetlands work plan. An updated work plan to investigate the upland portion of the parcel was prepared by the Company and approved by the CTDEEP in March 2018 and completed during 2019 and 2020. Additional upland investigatory work will be required to fully define the areas requiring remediation and is also dependent upon CTDEEP requirements and approval. Based on currently known information, the Company now estimates that it may incur aggregate losses over a period of multiple years of between $10,500 to $17,500. Accordingly, during the quarter ended June 30, 2020, the Company increased its reserve for future remediation costs by $14,000, which is our best estimate within this range of potential losses. Due to the uncertainties, there can be no assurance that the final resolution of this matter will not be material to the financial position, results of operations or cash flows of HNH or the Company.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of HNH, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. HHEM is actively remediating the property and is continuing to investigate effective methods for achieving compliance with the ACO. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs and other related costs are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and HNH, all after having the first $1,000 paid by the former owner/operator. As of June 30, 2020, total investigation and remediation costs of approximately $8,900 and $2,900 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM had been reimbursed indirectly through insurance coverage for a portion of the costs for which it is responsible. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. A reserve of approximately $1,400 has been established for HHEM's expected 25% share of anticipated costs at this site, which is based upon the recent selection of a final remedy, on-going operations and maintenance, additional investigations and monitored natural attenuation testing over the next 30 years. On December 18, 2019, the State of New Jersey ("State") filed a complaint against HHEM, the Company and other non-affiliated corporations related to former operations at this location. The State is seeking unspecified damages, including reimbursement for all cleanup and removal costs and other damages that the State has incurred, including the lost value of, and reasonable assessment costs for any natural resource injured as a result of the alleged discharge of hazardous substances and pollutants, as well as attorneys' fees and costs. We intend to assert all legal and procedural defenses available. Based upon currently available information, we have determined that a range of potential loss cannot be reasonably estimated at this time. There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM, HNH or the Company.

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

SLI is currently participating in environmental assessment and cleanup at a commercial facility located in Wayne, New Jersey. Contaminated soil and groundwater have undergone remediation with the NJDEP and LSRP oversight, but contaminants of concern in groundwater and surface water, which extend off-site, remain above applicable NJDEP remediation standards. A reserve of approximately $1,400 has been established for anticipated costs, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

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

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through June 30, 2020. In many cases these claims involved more than 100 defendants. There remained approximately 30 pending asbestos claims as of June 30, 2020. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of both June 30, 2020 and December 31, 2019, BNS Sub has accrued $1,349 relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Manager agreed to waive the Management Fee from March through June 2020 in the amount of $2,186 to help mitigate the impact of COVID-19 on the Company. The Management Fee was $(591) and $1,975 for the three months ended June 30, 2020 and 2019, respectively, and $1,182 and $3,908 for the six months ended June 30, 2020 and 2019, respectively. The lower amounts for the 2020 periods reflects the waiver of the Management Fee noted above. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. A receivable for overpayment of the Management Fees of $591 is included in Payables to related parties on the Company's consolidated balance sheet as of June 30, 2020. Unpaid Management Fees included in Payables to related parties on the Company's consolidated balance sheet as of December 31, 2019 was $27.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $210 and $1,429 for the three months ended June 30, 2020 and 2019, respectively and $1,152 and $3,569 for the six months ended June 30, 2020 and 2019, respectively. Unpaid amounts for reimbursable expenses were approximately $1,210 and $409 as of June 30, 2020 and December 31, 2019, respectively, and are included in Payables to related parties on the Company's consolidated balance sheets.

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

Pursuant to the LTIP Agreement, Mr. Howard will be entitled to an incentive award ("Incentive Award") of the greater of the following:

•3.5% of the sum of net income of WebBank for each fiscal year from January 1, 2018 to December 31, 2020 (or for such shorter term ending (i) upon a separation of Mr. Howard's service without cause, (ii) upon Mr. Howard's death or disability, or (iii) upon a change of control or related corporate transaction (as defined in the LTIP Agreement)); or

•in the event of an underwritten initial public offering (an "IPO") or a change of control prior to January 1, 2021 and subject to Mr. Howard's continued service on the date thereof, 3.5% of the difference between the fair market value of WebBank's outstanding common stock based on the IPO offering price or the value of the consideration paid in the change of control, respectively, and a base amount to be determined by the board of directors of WebFinancial Holding Corporation, WebBank's parent, adjusted for certain dividend payments and changes to capital.

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

Other

As of both June 30, 2020 and December 31, 2019, several related parties and consolidated subsidiaries had deposits totaling $1,156 at WebBank. Approximately $83 and $100 of these deposits, including interest which was not significant, have been eliminated in consolidation as of June 30, 2020 and December 31, 2019, respectively.

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

Steel Services has management services agreements with our consolidated subsidiaries and other related companies as further discussed in Note 17 - "Related Party Transactions." Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $5,430, $1,058 and $12, respectively, for the three months ended June 30, 2020 and $11,873, $1,867 and $514, respectively, for the three months ended June 30, 2019. Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $14,142, $2,632 and $862, respectively, for the six months ended June 30, 2020 and $17,975, $4,329 and $1,482, respectively for the six months ended June 30, 2019. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

During the first quarter of 2020, the Company changed the measurement methods used to determine reported segment income or loss by allocating additional expenses from the Corporate and Other segment to the Diversified Industrial, Energy and Financial Services segments. The 2019 financial information has been recast to reflect these changes on a comparable basis. Accordingly, for the three months ended June 30, 2019, the Company allocated additional expenses of $2,692 and $424 to the Diversified Industrial and Energy segments, respectively, and reduced expenses to the Financial Services segment by $206, from the Corporate and Other segment. For the six months ended June 30, 2019, the Company allocated additional expenses of $5,384 and $848 to the Diversified Industrial and Energy segments, respectively, and reduced expenses to the Financial Services segment by $412, from the Corporate and Other segment.

In addition, as described in Note 3 - "Discontinued Operations," the Company recast all 2019 financial information associated w ith API, previously included in the Diversified Industrial segment, to discontinued operations, to reflect these changes on a comparable basis.

Segment information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Diversified industrial net sales	$252,172	$300,049	$514,472	$580,970
Energy net revenue	14,302	43,532	52,904	82,518
Financial services revenue	28,963	42,134	75,961	78,040
Total revenue	$295,437	$385,715	$643,337	$741,528
Income (loss) from continuing operations before interest expense and income taxes:
Diversified industrial	$13,162	$15,606	$28,036	$30,651
Energy	(5,352)	329	(5,150)	(1,426)
Financial services	(815)	14,344	3,191	27,576
Corporate and other	(1,010)	18,743	(51,665)	25,190
Income (loss) from continuing operations before interest expense and income taxes	5,985	49,022	(25,588)	81,991
Interest expense	7,722	10,272	16,037	20,477
Income tax (benefit) provision	(1,320)	14,798	(4,749)	17,800
Net (loss) income from continuing operations	$(417)	$23,952	$(36,876)	$43,714
(Income) loss of associated companies, net of taxes:
Corporate and other	$(4,893)	$7,118	$29,614	$(2,263)
Total	$(4,893)	$7,118	$29,614	$(2,263)
Segment depreciation and amortization:
Diversified industrial	$12,383	$11,868	$24,650	$23,522
Energy	3,731	4,420	7,487	8,865
Financial services	92	101	263	199
Corporate and other	39	39	80	73
Total depreciation and amortization	$16,245	$16,428	$32,480	$32,659

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

In July 2013, the Federal Deposit Insurance Corporation ("FDIC") approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks ("Basel III"). Under the final rules, which began for WebBank on January 1, 2015 and have been fully implemented as of January 1, 2019, minimum requirements increased for both the quantity and quality of capital held by WebBank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio ("CET1 Ratio") of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which as fully phased-in, effectively results in a minimum CET1 Ratio of 7.0%. Basel III raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% as fully phased-in, and effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also made changes to risk weights for certain assets and off-balance-sheet exposures. WebBank expects that its capital ratios under Basel III will continue to exceed the well capitalized minimum capital requirements, and such amounts are disclosed in the table below:

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020
Total Capital
(to risk-weighted assets)	$174,013	29.70%	$46,808	8.00%	$61,435	10.50%	$58,510	10.00%
Tier 1 Capital
(to risk-weighted assets)	$166,062	28.40%	$35,106	6.00%	$49,733	8.50%	$46,808	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$166,062	28.40%	$26,329	4.50%	$40,957	7.00%	$38,031	6.50%
Tier 1 Capital
(to average assets)	$166,062	19.60%	$33,834	4.00%	n/a	n/a	$42,293	5.00%

As of December 31, 2019
Total Capital
(to risk-weighted assets)	$178,930	19.50%	$73,525	8.00%	$96,502	10.50%	$91,907	10.00%
Tier 1 Capital
(to risk-weighted assets)	$167,131	18.20%	$55,144	6.00%	$78,121	8.50%	$73,525	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$167,131	18.20%	$41,358	4.50%	$64,335	7.00%	$59,739	6.50%
Tier 1 Capital
(to average assets)	$167,131	18.30%	$36,489	4.00%	n/a	n/a	$45,611	5.00%

The Federal Reserve, Office of the Comptroller of Currency and FDIC issued an interim final rule that excludes loans pledged as collateral to the Federal Reserve's PPP Lending Facility from supplementary leverage ratio exposure and average total consolidated assets. Additionally, PPP loans will receive a zero percent risk weight under the risk-based capital rules of the federal banking agencies.

20. SUPPLEMENTAL CASH FLOW INFORMATION

The amount of Cash, cash equivalents and restricted cash as of June 30, 2020 and 2019 in the consolidated statements of cash flows is reconciled to the Company's consolidated balance sheets as follows:

	June 30,
	2020	2019
Cash and cash equivalents	$107,083	$206,171
Restricted cash	—	—
Total cash, cash equivalents and restricted cash	$107,083	$206,171
A summary of supplemental cash flow information for the six months ended June 30, 2020 and 2019 is presented in the following table:

	Six Months Ended June 30,
	2020	2019
Cash paid during the period for:
Interest	$18,968	$23,848
Taxes	$24,370	$3,608

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

The Diversified Industrial segment is comprised of manufacturers of engineered niche industrial products, with leading market positions in many of the markets they serve. Its manufacturing operations encompass joining materials, tubing, building materials, performance materials, electrical products, cutting replacement products and services, and a packaging business. These businesses have been closely monitoring the impact of COVID-19 on their operations and have been actively reducing expenses to meet declines in demand, where applicable, as a result of COVID-19. See "Risks and Uncertainties" below for additional information related to COVID-19.

The Energy segment provides drilling and production services to the oil & gas industry and owns a youth sports business. The operations of the sports business are not material to the Company. The profitability of the energy business is highly sensitive to declines in the price of crude oil. Crude oil prices hit historic lows in April 2020 as a result of COVID-19 but have since rebounded significantly. The business has undertaken cost cutting measures, including reductions in workforce, to meet the decline in demand due to the significant drop in crude oil prices. A continued or sustained decline in oil prices will negatively impact this business.

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

During the quarter ended June 30, 2020, WebBank began issuing loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), primarily with one of its lending partners, authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The loans were funded by the PPP Liquidity Facility, have terms of between 2 and 5 years, and their repayment is guaranteed by the SBA. Payments by borrowers on the loans begin six months after the note date, and interest will continue to accrue during the six-month deferment at 1%. Loans can be forgiven in whole or part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as a yield adjustment on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. The PPP loans are included in Commercial and industrial loans in the table above. As of June 30, 2020, the total PPP loans and associated liabilities are $2,096,006 and $2,032,236, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of June 30, 2020.

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

Risks and Uncertainties

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The spread of the outbreak has caused significant disruptions in the U.S. and global economies, and economists expect the impact will be significant during the remainder of 2020. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company continues to evaluate the global risks and the slowdown in business activity related to COVID-19, including the potential impacts on its employees, customers, suppliers and financial results. As the situation surrounding COVID-19 remains fluid, it is expected to continue having a negative impact to the Company, however, it is difficult to predict the duration of the pandemic and its continued impact on the Company's business, operations, financial condition and cash flows. There is no certainty that federal, state or local regulations regarding safety measures to address the spread of COVID-19 will not adversely impact the Company's operations. As the COVID-19 pandemic progressed, the Company initiated cost reduction actions, including the waiver of management and board fees, hiring freezes, employee furloughs, staffing and force reductions, salary reductions, bonus payment deferrals and 401(k) match suspension to help mitigate the financial impact of the COVID-19 pandemic. The Company also froze all discretionary spend, implemented strict approvals for capital expenditures and is aggressively managing working capital. The Company continues to evaluate further actions as circumstances warrant.

The COVID-19 pandemic has adversely affected our consolidated financial results for the first six months of 2020. We anticipate COVID-19 may continue to have an adverse impact on our business through the third quarter and potentially beyond. While the Company developed and implemented, and continues to develop and implement, health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19 to its employees and business, the severity of the impact of the COVID-19 pandemic on the Company's business in the remaining quarters of 2020 and beyond will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and the extent and severity of the impact on the Company's customers and suppliers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity or results of operations is uncertain.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$295,437	$385,715	$643,337	$741,528
Cost of goods sold	195,199	252,548	416,278	491,015
Selling, general and administrative expenses	74,936	97,430	151,600	179,753
Asset impairment charges	—	190	617	190
Interest expense	7,722	10,272	16,037	20,477
Realized and unrealized losses (gains) on securities, net	8,482	(36,377)	26,484	(38,486)
All other expenses, net	15,728	15,784	44,332	29,328
Total costs and expenses	302,067	339,847	655,348	682,277
(Loss) income from continuing operations before income taxes and equity method investments	(6,630)	45,868	(12,011)	59,251
Income tax (benefit) provision	(1,320)	14,798	(4,749)	17,800
(Income) loss of associated companies, net of taxes	(4,893)	7,118	29,614	(2,263)
Net (loss) income from continuing operations	$(417)	$23,952	$(36,876)	$43,714

Revenue

Revenue for the three months ended June 30, 2020 decreased $90,278, or 23.4%, as compared to the same period last year, due to lower sales volume across all the operating segments, primarily due to the impact of COVID-19.

Revenue for the six months ended June 30, 2020 decreased $98,191, or 13.2%, as compared to the same period last year. The decrease was primarily driven by the Diversified Industrial and Energy segments due to the impact of COVID-19 during the second quarter of 2020.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2020 decreased $57,349, or 22.7%, as compared to the same period last year, due to decreases in the Diversified Industrial and Energy segments. The decreases in the Diversified Industrial and Energy segments in the three months ended June 30, 2020 were primarily due to the lower sales volume discussed above, and the Company's cost reduction efforts to offset the impact of COVID-19.

Cost of goods sold for the six months ended June 30, 2020 decreased $74,737, or 15.2%, as compared to the same period last year, due to decreases in the Diversified Industrial and Energy segments. The decreases in the Diversified Industrial and Energy segments in the six months ended June 30, 2020 were primarily due to the lower sales volume discussed above, and the Company's cost reduction efforts to offset the impact of COVID-19.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2020 decreased $22,494, or 23.1%, as compared to the same period last year. The decrease was primarily due to lower sales volume and cost reduction initiatives from all the segments, partially offset by an environmental reserve charge of $14,000 in the Diversified Industrial segment related to a legacy, non-operating site. There was also a $12,500 expense associated with a legal settlement in the Corporate segment during the 2019 period.

SG&A for the six months ended June 30, 2020 decreased $28,153, or 15.7%, as compared to the same period last year, primarily due to the lower sales volume and cost reduction initiatives from all the segments, partially offset by the environmental reserve charge in the Diversified Industrial segment noted above. There was also an expense associated with a legal settlement in the Corporate segment during the 2019 period as noted above.

Asset Impairment Charges

As a result of COVID-19 related declines in our youth sports business within the Energy segment, intangible assets of $617, primarily customer relationships, were fully impaired during the first quarter of 2020.

Interest Expense

Interest expense for the three months ended June 30, 2020 decreased $2,550, or 24.8%, as compared to the same period last year. The lower interest expense for the three months ended June 30, 2020 was primarily due to lower interest rates during the second quarter of 2020, partially offset by higher borrowing levels.

Interest expense for the six months ended June 30, 2020 decreased $4,440, or 21.7%, as compared to the same period last year. The lower interest expense for the six months ended June 30, 2020 was primarily due to lower interest rates during the first half of 2020, partially offset by higher borrowing levels.

Realized and Unrealized Losses (Gains) on Securities, Net

The Company recorded losses of $8,482 for the three months ended June 30, 2020, as compared to gains of $36,377 in the same period of 2019 and losses of $26,484 for the six months ended June 30, 2020, as compared to gains of $38,486 in 2019. The change in realized and unrealized losses (gains) on securities was primarily due to a realized loss on the sale of securities in the 2020 period, as well as mark-to-market adjustments on the Company's portfolio of securities in both periods.

All Other Expenses, Net

All other expenses were relatively flat for the three months ended June 30, 2020, as compared to the same period of 2019. Higher provision for loan losses were offset by lower finance interest expense and higher investment income, as compared to the prior period.

All other expenses increased $15,004 for the six months ended June 30, 2020, as compared to the same period of 2019. Higher provision for loan losses were partially offset by lower finance interest expense and higher investment income, as compared to the prior period.

Income Tax (Benefit) Provision

The Company recorded an income tax benefit of $1,320 and income tax provision of $14,798 for the three months ended June 30, 2020 and 2019, respectively, and an income tax benefit of $4,749 and income tax provision of $17,800 for the six months ended June 30, 2020 and 2019, respectively. As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. Provision has been made for federal, state, local or foreign income taxes on the results of operations generated by our consolidated subsidiaries that are taxable entities. The difference between the effective tax rate and statutory federal rate of 21% is principally due to partnership losses for which no tax benefit is recognized, as well as changes in certain deferred tax valuation allowances and various other permanent differences.

(Income) Loss of Associated Companies, Net of Taxes

The Company recorded income from associated companies, net of taxes of $4,893 and a loss from associated companies, net of taxes of $29,614 for the three and six months ended June 30, 2020, respectively, as compared to a loss of $7,118 and income of $2,263 in the same periods of 2019. For the details of each of these investments and the related mark-to-market adjustments, see Note 8 - "Investments" to the Company's consolidated financial statements found elsewhere in this Form 10-Q.

Segment Analysis

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Diversified industrial net sales	$252,172	$300,049	$514,472	$580,970
Energy net revenue	14,302	43,532	52,904	82,518
Financial services revenue	28,963	42,134	75,961	78,040
Total revenue	$295,437	$385,715	$643,337	$741,528
Income (loss) from continuing operations before interest expense and income taxes:
Diversified industrial	$13,162	$15,606	$28,036	$30,651
Energy	(5,352)	329	(5,150)	(1,426)
Financial services	(815)	14,344	3,191	27,576
Corporate and other	(1,010)	18,743	(51,665)	25,190
Income (loss) from continuing operations before interest expense and income taxes	5,985	49,022	(25,588)	81,991
Interest expense	7,722	10,272	16,037	20,477
Income tax (benefit) provision	(1,320)	14,798	(4,749)	17,800
Net (loss) income from continuing operations	$(417)	$23,952	$(36,876)	$43,714
(Income) loss of associated companies, net of taxes:
Corporate and other	$(4,893)	$7,118	$29,614	$(2,263)
Total	$(4,893)	$7,118	$29,614	$(2,263)
Segment depreciation and amortization:
Diversified industrial	$12,383	$11,868	$24,650	$23,522
Energy	3,731	4,420	7,487	8,865
Financial services	92	101	263	199
Corporate and other	39	39	80	73
Total depreciation and amortization	$16,245	$16,428	$32,480	$32,659

During the first quarter of 2020, the Company changed the measurement methods used to determine reported segment income or loss by allocating additional expenses from the Corporate and Other segment to the Diversified Industrial, Energy and Financial Services segments. The 2019 financial information has been recast to reflect these changes on a comparable basis. Accordingly, for the three months ended June 30, 2019, the Company allocated additional expenses of $2,692 and $424 to the Diversified Industrial and Energy segments, respectively, and reduced expenses to the Financial Services segment by $206, from the Corporate and Other segment. For the six months ended June 30, 2019, the Company allocated additional expenses of $5,384 and $848 to the Diversified Industrial and Energy segments, respectively, and reduced expenses to the Financial Services segment by $412, from the Corporate and Other segment.

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

Diversified Industrial

Net sales for the three months ended June 30, 2020 decreased $47,877, or 16.0%, as compared to the same period of 2019, primarily due to lower sales volume from the building materials, electrical products, joining materials and performance materials businesses.

Segment operating income for the three months ended June 30, 2020 decreased $2,444, or 15.7%, as compared to the same period of 2019. The lower operating income was primarily due to lower gross profit as a result of declines in sales volume and an environmental reserve charge of $14,000 related a legacy, non-operating site, partially offset by lower SG&A costs driven by cost reduction actions during the 2020 period.

Net sales for the six months ended June 30, 2020 decreased by $66,498, or 11.4%, as compared to the same period of 2019. The decline in net sales was primarily due to lower sales volume from the electrical products, performance materials and joining materials businesses.

Segment operating income for the six months ended June 30, 2020 decreased by $2,615, or 8.5%, as compared to the same period of 2019. The lower operating income was primarily due to lower gross profit as a result of declines in sales volume and the environmental reserve charge of $14,000 noted above, partially offset by lower SG&A costs driven by cost reduction actions during the 2020 period.

Energy

Net revenue for the three months ended June 30, 2020 decreased $29,230, or 67.1%, as compared to the same period of 2019. The decrease in net revenue was primarily due to the adverse effects that the decline in energy prices has had on the oil services industry during the 2020 period.

Segment operating results for the three months ended June 30, 2020 decreased $5,681, as compared to the same period of 2019, primarily due to the lower sales volume and a $3,400 write-off of uncollectible trade receivables, partially offset by lower SG&A costs driven by cost reduction actions initiated during 2020 as a result of the lower sales volume.

Net revenue for the six months ended June 30, 2020 decreased by $29,614, or 35.9%, as compared to the same period of 2019. The decrease in net revenue was primarily due to the adverse effects that the decline in energy prices has had on the oil services industry during the 2020 period.

Segment operating results for the six months ended June 30, 2020 decreased by $3,724, as compared to the same period of 2019, primarily due to the lower sales volume and the $3,400 write-off of uncollectible trade receivables, partially offset by lower SG&A costs driven by cost reduction actions initiated during 2020 as a result of the lower sales volume.

Financial Services

Revenue for the three months ended June 30, 2020 decreased $13,171, or 31.3%, and $2,079, or 2.7%, in the six months ended June 30, 2020, as compared to the same periods of 2019. The decreases were primarily due to decreases in interest income and fees due to lower origination volume, as compared to the same periods of 2019.

Segment operating results for the three months ended June 30, 2020 decreased $15,159, or 105.7%, as compared to the same period of 2019. The decrease was primarily due to lower revenue as noted above and higher provision for loan losses of $1,538. Finance interest expense decreased $725 for the three months ended June 30, 2020, as compared to the same period of 2019. The higher provision for loan losses was due to increased qualitative and environmental adjustments related to economic stress driven by COVID-19. The lower finance interest expense was due to a decrease in interest rates and lower deposit balances.

Segment operating income for the six months ended June 30, 2020 decreased $24,385, or 88.4%, as compared to the same period of 2019. The lower operating income was primarily due to lower revenue, higher provision for loan losses of $19,205 and higher SG&A costs driven by increased credit performance fees associated with the larger loan balances, partially offset by lower personnel expenses driven by cost reduction actions due to the economic impact of COVID-19 and lower finance interest expense of $1,216 for the six months ended June 30, 2020. WebBank's allowance for loan losses has increased in 2020, primarily driven by the impact of COVID-19. WebBank is observing and anticipating significant economic disruption and loan performance deterioration associated with the COVID-19 pandemic. WebBank believes this will have a broad negative impact on the macro-economy and will cause estimated credit losses to materially differ from historical loss experience. The lower finance interest expense was due to a decrease in interest rates and lower deposit balances.

Corporate and Other

Segment operating loss was $1,010 and $51,665 for the three and six months ended June 30, 2020, as compared to income of $18,743 and $25,190 for the three and six months ended June 30, 2019. The change was primarily due to investment losses from both marketable securities and associated companies, partially offset by lower SG&A costs driven by cost reduction actions associated with the COVID-19 pandemic impact in the 2020 periods. Excluding the impact of investment gains and losses, Corporate SG&A decreased by $13,124 and $18,337 during the three and six months ended June 30, 2020, respectively, as compared to the same periods of 2019. There was also a legal expense associated with a legal settlement in the 2019 periods.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows from continuing operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$259,892	$53,700
Net cash used in investing activities	(2,011,914)	(193,930)
Net cash provided by financing activities	1,721,225	3,598
Net change for the period	$(30,797)	$(136,632)

Cash Flows from Operating Activities

Net cash provided by operating activities of continuing operations for the six months ended June 30, 2020 was $259,892. Net loss from continuing operations of $36,876 was impacted by certain non-cash items and a net improvement of $169,644 relating to changes in operating assets and liabilities. The net cash provided by changes in operating assets and liabilities was primarily due to a $153,635 decrease in loans held for sale due to a reduction in loan originations at the end of the second quarter 2020, a decrease of $11,354 in trade and other receivables, a decrease in inventories of $6,714, and a decrease in prepaid expenses and other assets of $1,746, partially offset by a net decrease in accounts payable, accrued and other liabilities of $3,805. Net cash used in discontinued operations for the six months ended June 30, 2020 was $1,671.

Net cash provided by operating activities of continuing operations for the six months ended June 30, 2019 was $53,700. Net income from continuing operations of $43,714 was impacted by certain non-cash items and a net reduction of $16,125 relating to changes in operating assets and liabilities. The net increase in operating assets and liabilities was primarily due to an increase of $46,925 in trade and other receivables due to second quarter sales volume, as compared to the fourth quarter of 2018, an increase in inventories of $1,549 to support sales growth in the Diversified Industrial segment and an increase in prepaid expenses and other assets of $4,017, partially offset by a decrease of $10,072 in loans held for sale due to the timing of loan originations, which can vary significantly from period-to-period since these loans are typically sold after origination, and a net increase in accounts payable, accrued and other liabilities of $26,294. Net cash used in discontinued operations for the six months ended June 30, 2019 was $8,100.

Cash Flows from Investing Activities

Net cash used in investing activities of continuing operations for the six months ended June 30, 2020 was $2,011,914. Significant items included an increase in loan originations, net of collections of $2,023,616, primarily due to PPP loans initiated during the second quarter, net cash paid for the Metallon, Inc. acquisition of $3,500, purchases of property, plant and equipment of $11,035, partially offset by proceeds from net sales of investments of $23,170.

Net cash used in investing activities of continuing operations for the six months ended June 30, 2019 was $193,930. Significant items included an increase in loan originations, net of collections of $106,523, primarily due to larger outstanding loan balances, net cash paid for the National Partners PFco, LLC acquisition of $45,559, purchases of property, plant and equipment of $16,410, short position settlements of $14,611 and net purchases of investments of $11,094. Net cash used in investing activities from discontinued operations for the six months ended June 30, 2019 was $1,734.

Cash Flows from Financing Activities

Net cash provided by financing activities of continuing operations for the six months ended June 30, 2020 was $1,721,225. Significant items included other borrowings driven by the PPP loans of $2,032,236 during the second quarter of 2020 and net revolver borrowings of $33,654, partially offset by payments to redeem SPLP preferred units of $40,000, term loan repayments of $6,477 and a net decrease in deposits of $296,714.

Net cash provided by financing activities of continuing operations for the six months ended June 30, 2019 was $3,598. Significant items included a net increase in deposits of $39,820, partially offset by net revolver repayments of $26,297 and cash used to purchase the Company's common units of $6,721. Net cash provided by financing activities from discontinued operations for the six months ended June 30, 2019 was $5,406.

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

The Company's senior credit facility ("Credit Agreement") consists of a revolving credit facility in an aggregate principal amount not to exceed $500,000 and a $187,500 term loan with quarterly amortization equating to $2,500 per quarter. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, as defined in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial covenants as of June 30, 2020. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire on November 14, 2022, and all outstanding amounts will be due and payable.

On June 26, 2020, the Company repaid approximately $202,500 of borrowings under the Credit Agreement as the Company continually monitors the effects of the COVID-19 outbreak. On July 13, 2020, the Company borrowed approximately $100,000 under the Credit Agreement as part of a precautionary approach to increase the Company's cash position and maximize its financial flexibility in light of the current volatility in the global markets resulting from the COVID-19 outbreak. These borrowings may be used for working capital, general corporate or other permitted purposes.

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

As of June 30, 2020, the Company's working capital was $124,835, as compared to working capital of $154,380 as of December 31, 2019. Upon filing the second quarter bank certification, the Company's total availability under the Credit

Agreement will be approximately $231,491 as of June 30, 2020. During the six-month period of 2020, capital expenditures were $11,035, as compared to $16,410 for the same period of 2019. The Company currently expects full year capital expenditures in the range of $21,000 to $28,000 in 2020, as compared to $43,024 in 2019. The Company and its subsidiaries have ongoing commitments, which include funding of the minimum requirements of its subsidiaries' pension plans. On March 27, 2020, President Trump signed the CARES Act into law. As a result of the CARES Act, U.S. pension plan contributions that were expected to be made after March 2020 have been deferred until January 1, 2021. The Company currently expects to have required minimum contributions to its primary pension plans of $0 for the remainder of 2020, $63,600, $32,400, $25,900, $15,700 and $5,800 in 2021, 2022, 2023, 2024 and for the five years thereafter, respectively. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events.

As an additional part of a comprehensive precautionary approach to increase the Company's cash position and maximize its financial flexibility in light of the current volatility in the global markets resulting from the COVID-19 outbreak, the Board of Directors of the Company's general partner unanimously approved the waiver of all board and management fees payable from March to June 2020 and announced that it would continue reviewing this decision quarterly throughout 2020.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $50,583 and $125,047 in cash and cash equivalents, time deposits placed at other institutions and federal funds sold as of June 30, 2020 and December 31, 2019, respectively. WebBank had $40,000 in lines of credit from its correspondent banks as of both June 30, 2020 and December 31, 2019. WebBank had $17,303 and $21,287 available from the Federal Reserve discount window as of June 30, 2020 and December 31, 2019, respectively. Therefore, WebBank had a total of $107,886 and $186,334 in cash, lines of credit and access to the Federal Reserve Bank discount window as of June 30, 2020 and December 31, 2019, respectively, which represents approximately 17.9% and 19.4%, respectively, of WebBank's total assets, excluding PPP loans.

There were no material changes in the Company's contractual obligations as of June 30, 2020, as compared to those reported in the Company's annual report on Form 10-K for the year ended December 31, 2019, except for the payment of the preferred unit liability of approximately $40,000 on February 6, 2020 and the deferral of $29,600 of minimum required pension contributions from 2020 until 2021 under the CARES Act.

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

Long-Lived Asset Testing

The Company's accounting policy for long-lived assets is to estimate the depreciable lives of property, plant and equipment, and to depreciate such assets over such lives. The Company tests long-lived assets for impairment whenever events, or changes in circumstances, indicate the carrying amount of such assets may not be recoverable. If the carrying amounts of the long-lived assets exceed the sum of the undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amounts exceeds their fair values. The Company performs such assessments at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally at the plant level, operating company level or the reporting unit level, depending on the level of interdependencies in the Company's operations. The Company considers various factors in determining whether an impairment test is necessary, including among other things: a significant or prolonged deterioration in operating results and projected cash flows; significant changes in the extent or manner in which assets are used; technological advances with respect to assets which would potentially render them obsolete; the Company's strategy and capital planning; and the economic climate in the markets it serves. When estimating future cash flows and if necessary, fair value, the Company makes judgments as to the expected utilization of assets and estimated future cash flows related to those assets. The Company considers historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and other information available at the time the estimates are made. The Company believes these estimates are reasonable; however, changes in circumstances or conditions could have a significant impact on its estimates, which might result in material impairment charges in the future. Trademarks with indefinite lives as of June 30, 2020 and December 31, 2019 were $11,341 and $11,320, respectively. Amortization expense related to intangible assets was $5,112 and $5,438 for the three months ended June 30, 2020 and 2019, respectively, and $10,394 and $10,703 for the six months ended June 30, 2020 and 2019, respectively. As discussed in Note 7 - "Goodwill and Other Intangible Assets, Net" found elsewhere in this Form 10-Q, as a result of COVID-19 related declines in our youth sports business within the Energy segment, intangible assets of $617, primarily customer relationships, were fully impaired during the first quarter of 2020.

As of June 30, 2020, the Company reviewed its goodwill, other intangible assets and long-lived assets for indicators of impairment as a result of the impact of the COVID-19 pandemic. As a result of the COVID-19 pandemic, the Company believes that indicators of impairment were present for all these asset classes due to a general deterioration in macroeconomic conditions, reduced cash flow projections and a significant decline in the Company's market capitalization. Therefore, we assessed whether it was more likely than not that our goodwill, other intangible assets and long-lived assets were impaired as of June 30, 2020. We reviewed our previous forecasts and assumptions based on our current projections that are subject to various risks and uncertainties, including forecasted revenues, expenses and cash flows, including the duration and extent of impact to our businesses from the COVID-19 pandemic and the reduction in the Company's market capitalization. Based on our interim impairment assessment as of June 30, 2020, we have determined that our goodwill, other intangible assets, except for our youth sports related intangibles described above, and long-lived assets are not impaired. However, as a result of the COVID-19 pandemic, it is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets are impaired. In addition, at June 30, 2020, the goodwill related to the performance materials business, within our Diversified Industrial segment, is at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to further declines in market conditions or customer demand. The goodwill related to our energy business within our Energy segment is also at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to reductions in customer demand as a result of continued or sustained declines in the price of oil.

There were no other material changes to our critical accounting policies during the six months ended June 30, 2020, as compared to those reported in our 2019 Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), that reflect SPLP's current expectations and projections about its future results, performance, prospects and opportunities. SPLP identifies these forward-looking statements by using words such as "may," "should," "expect," "hope," "anticipate," "believe," "intend," "plan," "estimate" and similar expressions. These forward-looking statements are based on information currently available to the Company and are subject to risks, uncertainties and other factors that could cause its actual results, performance, prospects or opportunities in 2020 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These factors include, without limitation, the impact of COVID-19 on business activity generally and on the Company's operations including whether facilities considered to be essential retain that designation, the continued decline of crude oil prices, customers' acceptance of our new and existing products, our ability to deploy our capital in a manner that maximizes unitholder value, the ability to consolidate and manage the Company's newly acquired businesses, the potential fluctuation in the Company's operating results, the Company's ongoing cash flow requirements for defined benefit pension plans, the cost of compliance with extensive federal and state regulatory requirements and any potential liability thereunder, the Company's need for additional financing and the terms and conditions of any financing that is consummated, the ability to identify suitable acquisition candidates or investment opportunities for our core businesses, the impact of losses in the Company's investment portfolio, the effect of rising interest rates and the phase-out of LIBOR, our ability to protect the Company's intellectual property rights, the Company's ability to manage risks inherent to conducting business internationally, the outcome of litigation or other legal proceedings in which we are involved from time to time, a significant disruption in, or breach in security of, our technology systems, labor disputes and the ability to recruit and retain experienced personnel, general economic conditions, fluctuations in demand for our products and services, the inability to realize the benefits of net operating losses of our affiliates and subsidiaries, the possible volatility of our common or preferred unit trading prices and other risks detailed from time to time in filings we make with the Securities and Exchange Commission ("SEC"). These statements involve significant risks and uncertainties, and no assurance can be given that the actual results will be consistent with these forward-looking statements. Investors should read carefully the factors described in the "Risk Factors" in Part I, Item 1A of the Company's Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for information regarding risk factors that could affect the Company's results. Any forward-looking statement made in this report speaks only as of the date hereof. Except as otherwise required by law, SPLP undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that as of June 30, 2020, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to Company management, including the Principal Executive Officer and the Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting. In addition, we have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

The Company and its subsidiaries are parties to a variety of legal actions arising out of the normal course of business and otherwise. For further information regarding our legal proceedings, see the description of legal and environmental matters set forth in Note 16 - "Commitments and Contingencies" to the SPLP consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as updated in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

The Board of Directors of Steel Partners Holdings GP Inc., the general partner of SPLP, has approved the repurchase of up to an aggregate of 3,000,000 of the Company's common units ("Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. As of June 30, 2020, there were approximately 910,823 units that may yet be purchased under the Repurchase Program.

Item 6. Exhibits

Exhibit No.	Description

Exhibit 10.1*
Sixth Amendment, dated as of June 19, 2020, to the Credit Agreement, dated as of November 14, 2017, by and among Handy & Harman Group Ltd., SPH Group Holdings LLC, Steel Excel Inc., API Americas Inc., iGo, Inc. and Cedar 2015 Limited as Borrowers, PNC Bank, National Association, in its capacity as administrative agent, the lenders party thereto, and certain of the Borrowers' affiliates in their capacities as guarantors.

Exhibit 10.2**
First Amendment to Employment Agreement dated as of April 15, 2020 between Douglas B. Woodworth and Steel Services Ltd. (incorporated by reference to Exhibit 10.1 to Steel Partners Holding L.P.'s Current Report on Form 8-K, filed April 16, 2020).

Exhibit 10.3**
Second Amendment to Employment Agreement dated as of April 30, 2020 between Douglas B. Woodworth and Steel Services Ltd. (incorporated by reference to Exhibit 10.1 to Steel Partners Holding L.P.'s Current Report on Form 8-K, filed April 30, 2020).

Exhibit 10.4**
Third Amendment to Employment Agreement dated as of July 8, 2020 between Douglas B. Woodworth and Steel Services Ltd. (incorporated by reference to Exhibit 10.1 to Steel Partners Holding L.P.'s Current Report on Form 8-K, filed July 9, 2020).

Exhibit 10.5**
Steel Partners Holdings L.P. Amended and Restated 2018 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed May 22, 2020).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)
* Filed herewith.
** Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 7, 2020	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.
Its General Partner

		By:	/s/ Douglas B. Woodworth
Douglas B. Woodworth
Chief Financial Officer
(Principal Accounting Officer)