Form 10-Q
period 2020-09-30
STEEL PARTNERS HOLDINGS L.P.
filed 2020-11-03
CIK 1452857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

The number of common units outstanding as of November 2, 2020 was 25,207,175.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands, except common units)

	(Unaudited)
	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$141,265	$139,467
Marketable securities	137	220
Trade and other receivables - net of allowance for doubtful accounts of $3,433 and $2,512, respectively	175,822	175,043
Receivables from related parties	3,457	2,221
Loans receivable, including loans held for sale of $80,169 and $225,013, respectively, net	299,943	546,908
Inventories, net	149,558	151,641
Prepaid expenses and other current assets	39,634	33,689
Assets of discontinued operations	—	41,012
Total current assets	809,816	1,090,201
Long-term loans receivable, net	2,289,835	196,145
Goodwill	151,940	149,626
Other intangible assets, net	143,674	158,593
Deferred tax assets	83,380	88,645
Other non-current assets	37,995	70,616
Property, plant and equipment, net	231,946	250,225
Operating lease right-of-use assets	29,744	34,324
Long-term investments	219,156	275,836
Assets of discontinued operations	—	18,143
Total Assets	$3,997,486	$2,332,354
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$117,042	$85,817
Accrued liabilities	72,261	114,941
Deposits	268,637	615,495
Payables to related parties	1,814	481
Short-term debt	70	1,800
Current portion of long-term debt	13,953	14,208
Current portion of preferred unit liability	—	39,782
Other current liabilities	91,789	42,041
Liabilities of discontinued operations	—	21,256
Total current liabilities	565,566	935,821
Long-term deposits	120,221	139,222
Long-term debt	288,676	322,081
Other borrowings	2,159,721	—
Preferred unit liability	146,218	144,247
Accrued pension liabilities	184,396	183,228
Deferred tax liabilities	1,753	2,497
Long-term operating lease liabilities	22,804	26,458
Other non-current liabilities	38,541	14,556
Liabilities of discontinued operations	—	87,825
Total Liabilities	3,527,896	1,855,935
Commitments and Contingencies
Capital:
Partners' capital common units: 25,189,613 and 25,023,128 issued and outstanding (after deducting 12,647,864 and 12,647,864 units held in treasury, at cost of $198,781 and $198,781), respectively	639,186	664,035
Accumulated other comprehensive loss	(174,125)	(191,422)
Total Partners' Capital	465,061	472,613
Noncontrolling interests in consolidated entities	4,529	3,806
Total Capital	469,590	476,419
Total Liabilities and Capital	$3,997,486	$2,332,354
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Diversified industrial net sales	$274,094	$281,120	$788,566	$862,090
Energy net revenue	22,378	44,147	75,282	126,665
Financial services revenue	33,535	45,813	109,496	123,853
Total revenue	330,007	371,080	973,344	1,112,608
Costs and expenses:
Cost of goods sold	216,322	236,474	632,600	727,489
Selling, general and administrative expenses	67,418	76,265	219,018	256,018
Goodwill impairment charges	—	24,219	—	24,219
Asset impairment charges	—	659	617	849
Finance interest expense	2,537	4,568	9,446	12,693
(Benefit from) provision for loan losses	(9,684)	11,230	30,706	32,415
Interest expense	6,988	9,622	23,025	30,099
Realized and unrealized (gains) losses on securities, net	(969)	(30,234)	25,515	(68,720)
Other income, net	(1,577)	(1,001)	(4,544)	(983)
Total costs and expenses	281,035	331,802	936,383	1,014,079
Income from continuing operations before income taxes and equity method investments	48,972	39,278	36,961	98,529
Income tax provision	14,783	13,705	10,034	31,505
(Income) loss of associated companies, net of taxes	(3,194)	1,855	26,420	(408)
Net income from continuing operations	37,383	23,718	507	67,432
Discontinued operations (see Note 3)
Loss from discontinued operations, net of taxes	(21)	(26,482)	(2,602)	(33,540)
Net income (loss) on deconsolidation of discontinued operations	1,161	—	(22,666)	—
Income (loss) from discontinued operations, net of taxes	1,140	(26,482)	(25,268)	(33,540)
Net income (loss)	38,523	(2,764)	(24,761)	33,892
Net income attributable to noncontrolling interests in consolidated entities (continuing operations)	(248)	(114)	(569)	(29)
Net income (loss) attributable to common unitholders	$38,275	$(2,878)	$(25,330)	$33,863
Net income (loss) per common unit - basic
Net income from continuing operations	$1.49	$0.94	$—	$2.70
Net income (loss) from discontinued operations	0.05	(1.06)	(1.02)	(1.34)
Net income (loss) attributable to common unitholders	$1.54	$(0.12)	$(1.02)	$1.36
Net income (loss) per common unit - diluted
Net income from continuing operations	$0.77	$0.94	$—	$1.93
Net income (loss) from discontinued operations	0.02	(1.06)	(1.02)	(0.85)
Net income (loss) attributable to common unitholders	$0.79	$(0.12)	$(1.02)	$1.08
Weighted-average number of common units outstanding - basic	24,874,281	25,011,142	24,844,114	24,947,814
Weighted-average number of common units outstanding - diluted	52,067,382	25,011,142	24,844,114	39,604,813
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$38,523	$(2,764)	$(24,761)	$33,892
Other comprehensive income (loss), net of taxes:
Gross unrealized gains on derivative financial instruments	—	71	—	164
Currency translation adjustments	1,379	(2,401)	(184)	(2,895)
Other comprehensive income (loss)	1,379	(2,330)	(184)	(2,731)
Comprehensive income (loss)	39,902	(5,094)	(24,945)	31,161
Comprehensive income attributable to noncontrolling interests	(248)	(114)	(569)	(29)
Comprehensive income (loss) attributable to common unitholders	$39,654	$(5,208)	$(25,514)	$31,132
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2019	37,670,992	(12,647,864)	$(198,781)	$664,035	$(191,422)	$472,613	$3,806	$476,419
Net (loss) income	—	—	—	(61,737)	—	(61,737)	130	(61,607)
Currency translation adjustments	—	—	—	—	(2,936)	(2,936)	—	(2,936)
Equity compensation - restricted units	(9,854)	—	—	104	—	104	—	104
Deconsolidation of API (see Note 3)	—	—	—	—	17,481	17,481	—	17,481
Other, net	—	—	—	(2)	—	(2)	60	58
Balance as of March 31, 2020	37,661,138	(12,647,864)	(198,781)	602,400	(176,877)	425,523	3,996	429,519
Net (loss) income	—	—	—	(1,868)	—	(1,868)	191	(1,677)
Currency translation adjustments	—	—	—	—	1,373	1,373	—	1,373
Equity compensation - restricted units	(84,021)	—	—	49	—	49	—	49
Other, net	—	—	—	(3)	—	(3)	28	25
Balance as of June 30, 2020	37,577,117	(12,647,864)	(198,781)	600,578	(175,504)	425,074	4,215	429,289
Net income	—	—	—	38,275	—	38,275	248	38,523
Currency translation adjustments	—	—	—	—	1,379	1,379	—	1,379
Equity compensation - restricted units	260,360	—	—	334	—	334	—	334
Other, net	—	—	—	(1)	—	(1)	66	65
Balance as of September 30, 2020	37,837,477	(12,647,864)	$(198,781)	$639,186	$(174,125)	$465,061	$4,529	$469,590

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
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income from continuing operations	$507	$67,432
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Provision for loan losses	30,706	32,415
Loss (income) of associated companies, net of taxes	26,420	(408)
Realized and unrealized losses (gains) on securities, net	25,515	(68,720)
Derivative gains on economic interests in loans	(3,692)	(10,491)
Deferred income taxes	5,231	27,349
Depreciation and amortization	48,735	49,046
Non-cash lease expense	6,890	8,594
Equity-based compensation	589	634
Goodwill impairment charges	—	24,219
Asset impairment charges	617	849
Other	3,622	1,393
Net change in operating assets and liabilities:
Trade and other receivables	(22)	(31,401)
Inventories	1,444	(3,419)
Prepaid expenses and other assets	(1,041)	(2,143)
Accounts payable, accrued and other liabilities	5,865	11,711
Net decrease (increase) in loans held for sale	144,844	(42,193)
Net cash provided by operating activities - continuing operations	296,230	64,867
Net cash used in operating activities - discontinued operations	(1,649)	(10,367)
Total cash provided by operating activities	294,581	54,500
Cash flows from investing activities:
Purchases of investments	(7,256)	(79,731)
Proceeds from sales of investments	2,327	25,951
Proceeds from maturities of investments	32,995	73,745
Loan originations, net of collections	(2,022,276)	(136,614)
Purchases of property, plant and equipment	(15,581)	(26,523)
Proceeds from sales of assets	3,067	267
Settlement of short positions, net	—	(14,611)
Acquisitions, net of cash acquired	(3,500)	(45,559)
Net cash used in investing activities - continuing operations	(2,010,224)	(203,075)
Net cash used in investing activities - discontinued operations	—	(2,585)
Net cash used in investing activities	(2,010,224)	(205,660)
Cash flows from financing activities:
Net revolver borrowings	(26,948)	(53,498)
Net repayments of term loans	(8,181)	(7,305)
Purchases of the Company's common units	—	(6,721)
Net increase in other borrowings	2,159,721	—
Redemption of SPLP preferred units	(40,000)	—
Deferred finance charges	(1,474)	(815)
Net decrease in deposits	(365,859)	(13,407)
Net cash provided by (used in) financing activities - continuing operations	1,717,259	(81,746)
Net cash provided by (used in) financing activities - discontinued operations	—	(2,595)
Net cash provided by (used in) financing activities	1,717,259	(84,341)
Net change for the period	1,616	(235,501)
Effect of exchange rate changes on cash and cash equivalents	182	316
Cash, cash equivalents and restricted cash at beginning of period	139,467	347,318
Cash, cash equivalents and restricted cash at end of period	$141,265	$112,133
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

Risks and Uncertainties

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The spread of the outbreak has caused significant disruptions in the U.S. and global economies, and economists expect the impact will be significant during the remainder of 2020 and potentially beyond. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company continues to evaluate the global risks and the slowdown in business activity related to COVID-19, including the potential impacts on its employees, customers, suppliers and financial results. As the situation surrounding COVID-19 remains fluid, it is expected to continue having a negative impact to the Company; however, it is difficult to predict the duration of the pandemic and its continued impact on the Company's business, operations, financial condition and cash flows. There is no certainty that federal, state or local regulations regarding safety measures to address the spread of COVID-19 will not adversely impact the Company's operations. As the COVID-19 pandemic progressed, the Company initiated cost reduction actions, including the reduction and waiver of management and board fees, hiring freezes, employee furloughs, staffing and force reductions, salary reductions, bonus payment deferrals and 401(k) match suspension to help mitigate the financial impact of the COVID-19 pandemic. The Company also froze all discretionary spend, implemented strict approvals for capital expenditures and aggressively managed working capital. The Company continues to evaluate further or continued actions as circumstances warrant.

The COVID-19 pandemic has adversely affected our consolidated financial results for the first nine months of 2020. We anticipate COVID-19 may continue to have an adverse impact on our business through the fourth quarter and potentially beyond. While the Company developed and implemented, and continues to develop and implement, health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19 to its employees and business, the severity of the impact of the COVID-19 pandemic on the Company's business in the fourth quarter of 2020 and beyond will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and the extent and severity of the impact on the Company's customers and suppliers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity or results of operations is uncertain.

Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2020 and for the three and nine month periods ended September 30, 2020 and 2019, which have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods, include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected herein. The results of operations for the three and nine months ended

September 30, 2020 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2019, from which the consolidated balance sheet as of December 31, 2019 has been derived.

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

Accounting Standards Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 provides entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, that are within the scope of Subtopic 326-20, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. The new standards were to be effective for the Company's 2020 fiscal year. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This new standard amended the effective date of Topic 326 for smaller reporting companies until January 1, 2023. A company's determination about whether it is eligible to be a smaller reporting company is based on its most recent determination as of November 15, 2019, in accordance with SEC regulations. As of this date, the Company met the SEC definition of a smaller reporting company. Therefore, the Company will not be required to adopt Topic 326 until January 1, 2023. The Company is currently evaluating the potential impact of this new guidance; however, it expects that it could have a significant impact on the Company's allowance for loan losses ("ALLL").

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension and other post-retirement plans. The amendments in ASU 2018-14 are effective for the Company's 2021 fiscal year end. Because ASU 2018-14 affects disclosure only, management does not expect that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes specific exceptions to the general principles in Topic 740 in order to reduce the complexity of its application. ASU 2019-12 also improves consistency and simplifies existing guidance by clarifying and amending certain specific areas of Topic 740. The amendments in ASU 2019-12 are effective for the Company's 2021 fiscal year, including interim periods, although early adoption is permitted. The Company is currently evaluating the potential impact of this new guidance.

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

The following table presents the Company's revenues disaggregated by geography for the three and nine months ended September 30, 2020 and 2019. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$310,158	$350,890	$912,965	$1,049,851
Foreign (a)	19,849	20,190	60,379	62,757
Total revenue	$330,007	$371,080	$973,344	$1,112,608
(a)    For the three and nine months ended September 30, 2020 and 2019, foreign revenues were primarily related to the Company's Dunmore Europe GmbH business, which is domiciled in Germany.

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections result in billed trade receivables, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheets. As of September 30, 2020 and December 31, 2019, the contract asset balance was $13,261 and $10,749, respectively.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts that are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheets, based on the timing of when the Company expects to recognize revenue. As of September 30, 2020 and December 31, 2019, the contract liability balance was $6,171 and $6,737, respectively. The decrease in the nine months ended September 30, 2020 was primarily due to the deferral of revenue of $11,513 offset by the recognition of $12,079 of unearned revenue.

3. DISCONTINUED OPERATIONS

On January 31, 2020, the Company announced that API Group Limited and certain of its affiliates commenced administration proceedings in the United Kingdom. The purpose of the administration proceedings is to facilitate an orderly sale or wind-down of its United Kingdom operations, which include API Laminates Limited and API Foils Holdings Limited. In the United States, API Americas Inc. voluntarily filed for Chapter 11 proceedings in Bankruptcy Court on February 2, 2020, in order to facilitate the sale or liquidation of its U.S. assets. The API entities were wholly-owned subsidiaries of the Company and part of the Diversified Industrial segment. The Company deconsolidated API on January 31, 2020 as it no longer held a controlling financial interest as of that date. The Company recorded net income (loss) from discontinued operations, net of taxes, of $1,140 and $(25,268) for the three and nine months ended September 30, 2020, respectively.

The components of Income (loss) from discontinued operations, net of taxes in the accompanying consolidated statements of operations are:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Gain upon initial deconsolidation of API	$—	$29,637
Income (loss) from change in guarantee liability	1,161	(52,303)
Loss from operations of discontinued operation	(21)	(2,602)
Net income (loss) on deconsolidation of API	$1,140	$(25,268)

The gain upon initial deconsolidation of $29,637 is based primarily on the Company's carrying value of API's assets, liabilities and accumulated other comprehensive loss at the time of deconsolidation. All amounts associated with API have been removed from the Company's financial statements and footnotes, and reported in discontinued operations as described herein.

As of the date of deconsolidation, API held approximately $69,220 of principal loans under the Company's senior credit agreement described in Note 9 - "Debt." Under the terms of the credit agreement, the Company and certain consolidated subsidiaries are guarantors, and accordingly, are responsible for the ultimate repayment of these loans. If the net proceeds from the sale of the assets of API are not sufficient to fully repay the loans, the Company will be responsible for any shortfall in their repayment, potentially up to their full outstanding balance. The Company recorded a guarantee liability of $52,303 as of September 30, 2020, which represents the Company's total estimated debt repayment obligation after considering actual and estimated recoveries from the sales of API's businesses and assets. The guarantee liability is included in Other current liabilities in the accompanying consolidated balance sheet as of September 30, 2020. The loss related to the guarantee is included in Net income (loss) on deconsolidation of discontinued operations in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2020. Changes in the amount of the guarantee will be recorded in Net income (loss) on deconsolidation of discontinued operations until the earlier of such time that the API debt has been repaid from the proceeds from the sale of API's businesses and assets or when the Company becomes the obligor of the debt upon completion of API's administration and bankruptcy proceedings, which are expected to be substantially completed by December 31, 2020. If the Company becomes the obligor of the debt, the guarantee liability will be removed from the Company's consolidated balance sheet, and the Company will record debt at that time for the amount of the remaining outstanding debt obligation. The Company will continue to pay interest monthly on API's outstanding debt until the debt has been repaid in full. Monthly interest is approximately $130.

On February 2, 2020, the Company became obligor to API's U.S. pension plans. Accordingly, the Company retained the previously recorded API pension obligation liability of approximately $5,238. These obligations remain recorded in Accrued pension liabilities in the accompanying consolidated balance sheet as of September 30, 2020.

The following represents the detail of Loss from discontinued operations, net of taxes in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$—	$25,262	$6,388	$84,990
Costs and expenses:
Cost of goods sold	—	27,125	6,085	81,800
Selling, general and administrative expenses	21	6,043	2,520	17,000
Goodwill impairment charges	—	17,634	—	17,634
Other expenses, net	—	973	385	2,248
Total costs and expenses	21	51,775	8,990	118,682
Loss before income taxes	(21)	(26,513)	(2,602)	(33,692)
Income tax benefit	—	31	—	152
Loss from discontinued operations, net of taxes	$(21)	$(26,482)	$(2,602)	$(33,540)

The following is a summary of the assets and liabilities of discontinued operations:

December 31, 2019
Assets
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

4. ACQUISITIONS

On January 23, 2020, the Company, through its wholly-owned subsidiary, OMG, Inc. ("OMG"), completed the acquisition of Metallon, Inc. ("Metallon"), which is in the business of manufacturing plugs for the composite exterior deck market, for a cash purchase price of $3,500. The assets acquired included goodwill of $2,300, other intangible assets, primarily unpatented technology, of $800 and property, plant and equipment of $400. No liabilities or contingent consideration were included in the acquisition. Prior to the acquisition, Metallon was the exclusive supplier of plugs to OMG for composite exterior decks, and this acquisition will provide OMG with additional control of its supply chain, production costs and overall product margin. OMG is included in the Company's Diversified Industrial segment. The goodwill of $2,300 is expected to be deductible for income tax purposes. The final purchase price and purchase price allocation of Metallon were finalized as of September 30, 2020, with no significant changes to preliminary amounts.

On April 1, 2019, the Company, through its wholly-owned subsidiary, WebBank, completed the acquisition of National Partners PFco, LLC ("National Partners") for consideration of $47,725, which includes assumed debt, including debt with a third-party that WebBank had a preexisting $10,000 participation, and was subject to a potential earn-out based on future performance. The earn-out expired on June 30, 2020 and was not paid out as the performance requirements were not met. National Partners provides commercial premium finance solutions for national insurance brokerages, independent insurance agencies and insureds in key markets throughout the United States. National Partners is included with WebBank in the Company's Financial Services segment. In connection with the acquisition, the Company recorded trade and other receivables, other intangible assets and goodwill associated with the acquisition, totaling approximately $37,195, $2,230 and $6,515, respectively, as well as other assets and liabilities. Other intangible assets consist of agent relationships of $1,800 and trade names of $430. The goodwill from the acquisition consists largely of the synergies expected from combining the operations of the two businesses. The goodwill of $6,515 is expected to be deductible for income tax purposes. The final purchase price and purchase price allocation of National Partners were finalized as of April 1, 2020, with no significant changes to preliminary amounts.

5. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classifications of Loans receivable, including loans held for sale, held by WebBank as of September 30, 2020 and December 31, 2019 are as follows:

	Total				Current		Non-current
	September 30, 2020	%	December 31, 2019	%	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Loans held for sale	$80,169		$225,013		$80,169	$225,013	$—	$—

Commercial real estate loans	$644	—%	$659	—%	—	—	644	659
Commercial and industrial	2,372,454	93%	251,349	45%	213,334	233,510	2,159,120	17,839
Consumer loans	179,139	7%	302,714	55%	49,068	125,067	130,071	177,647
Total loans	2,552,237	100%	554,722	100%	262,402	358,577	2,289,835	196,145
Less:
Allowance for loan losses	(42,628)		(36,682)		(42,628)	(36,682)	—	—
Total loans receivable, net	$2,509,609		$518,040		219,774	321,895	2,289,835	196,145
Loans receivable, including loans held for sale (a)					$299,943	$546,908	$2,289,835	$196,145
(a)    The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities.

Loans with a carrying value of approximately $6,320 and $15,737 were pledged as collateral for potential borrowings as of September 30, 2020 and December 31, 2019, respectively. WebBank serviced $2,845 and $2,898 in loans for others as of September 30, 2020 and December 31, 2019, respectively.

WebBank sold loans classified as loans held for sale of $7,916,168 and $14,929,832 during the nine months ended September 30, 2020 and 2019, respectively. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of consumer and small business loans. Amounts added to loans held for sale during the nine months ended September 30, 2020 and 2019 were $7,773,535 and $14,953,571, respectively. The reduction in loans held for sale as of September 30, 2020 reflects the impact of reduced lending by WebBank's partners due to the economic impact of COVID-19. Such factors include WebBank's partners experiencing reduced sales volume, as well as tightening their credit policies due to the increase in the U.S. unemployment rates and other factors. This in turn has reduced the volume of loans being initiated by, and then sold by, WebBank.

Allowance for Loan Losses

The ALLL represents an estimate of probable and estimable losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALLL is established by analyzing the portfolio at least quarterly, and a provision for or reduction of loan losses is recorded so that the ALLL is at an appropriate level at the balance sheet date. WebBank's ALLL decreased $16,332, or 28%, during the third quarter of 2020. The decrease in the ALLL during the third quarter of 2020 was driven by lower losses than expected related to COVID-19 and higher paydowns, and as a result, WebBank released a portion of the COVID-19 related qualitative and environmental factors. WebBank continues to monitor the impact of COVID-19 on its loan portfolio and anticipates potential future economic disruption associated with the COVID-19 pandemic. WebBank believes there remains a potential for broad negative impact on the macro-economy that may cause estimated credit losses to materially differ from historical loss experience.

Changes in the ALLL are summarized as follows:

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2019	$24	$10,920	$25,738	$36,682
Charge-offs	—	(10,109)	(17,075)	(27,184)
Recoveries	17	559	1,849	2,425
Provision	(20)	11,769	18,956	30,705
September 30, 2020	$21	$13,139	$29,468	$42,628

The ALLL and outstanding loan balances according to the Company's impairment method are summarized as follows:

September 30, 2020	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$11	$168	$—	$179
Collectively evaluated for impairment	10	12,971	29,468	42,449
Total	$21	$13,139	$29,468	$42,628
Outstanding loan balances:
Individually evaluated for impairment	$11	$1,611	$—	$1,622
Collectively evaluated for impairment	633	2,370,843	179,139	2,550,615
Total	$644	$2,372,454	$179,139	$2,552,237

December 31, 2019	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$12	$360	$—	$372
Collectively evaluated for impairment	12	10,560	25,738	36,310
Total	$24	$10,920	$25,738	$36,682
Outstanding loan balances:
Individually evaluated for impairment	$12	$2,706	$—	$2,718
Collectively evaluated for impairment	647	248,643	302,714	552,004
Total	$659	$251,349	$302,714	$554,722

Nonaccrual and Past Due Loans

Commercial and industrial loans past due 90 days or more and still accruing interest were $7,466 and $4,962 at September 30, 2020 and December 31, 2019, respectively. Consumer loans past due 90 days or more and still accruing interest were $1,083 and $3,089 at September 30, 2020 and December 31, 2019, respectively. The Company did not have any nonaccrual loans at September 30, 2020 or December 31, 2019.

Past due loans (accruing and nonaccruing) are summarized as follows:

September 30, 2020	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$644	$—	$—	$—	$644	$—	$—
Commercial and industrial	2,355,496	9,492	7,466	16,958	2,372,454	7,466	—
Consumer loans	173,923	4,133	1,083	5,216	179,139	1,083	—
Total loans	$2,530,063	$13,625	$8,549	$22,174	$2,552,237	$8,549	$—

December 31, 2019	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$659	$—	$—	$—	$659	$—	$—
Commercial and industrial	238,025	8,362	4,962	13,324	251,349	4,962	—
Consumer loans	292,394	7,231	3,089	10,320	302,714	3,089	—
Total loans	$531,078	$15,593	$8,051	$23,644	$554,722	$8,051	$—
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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

September 30, 2020	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$633	$—	$11	$—	$644
Commercial and industrial	214,225	2,153,140	3,478	1,611	—	2,372,454
Consumer loans	179,139	—	—	—	—	179,139
Total loans	$393,364	$2,153,773	$3,478	$1,622	$—	$2,552,237

December 31, 2019	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$647	$—	$12	$—	$659
Commercial and industrial	234,560	14,083	—	2,706	—	251,349
Consumer loans	302,714	—	—	—	—	302,714
Total loans	$537,274	$14,730	$—	$2,718	$—	$554,722

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. When loans are impaired, an estimate of the amount of the balance that is impaired is made and a specific reserve is assigned to the loan based on the estimated present value of the loan's future cash flows discounted at the loan's effective interest rate, the observable market price of the loan or the fair value of the loan's underlying collateral less the cost to sell. When the impairment is based on the fair value of the loan's underlying collateral, the portion of the balance that is impaired is charged off, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. WebBank recognized $58 and $73 on impaired loans for the nine months ended September 30, 2020 and 2019, respectively. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. Payments are recognized when cash is received. Information on impaired loans is summarized as follows:

		Recorded Investment
September 30, 2020	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$11	$—	$11	$11	$11	$11
Commercial and industrial	1,611	—	1,611	1,611	168	2,688
Total loans	$1,622	$—	$1,622	$1,622	$179	$2,699

		Recorded Investment
December 31, 2019	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$12	$—	$12	$12	$12	$14
Commercial and industrial	2,706	—	2,706	2,706	360	2,746
Total loans	$2,718	$—	$2,718	$2,718	$372	$2,760

During the quarter ended September 30, 2020, WebBank continued issuing loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), primarily with one of its lending partners, authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The loans were funded by the PPP Liquidity Facility, have terms of between 2 and 5 years, and their repayment is guaranteed by the SBA. Payments by borrowers on the loans begin up to 16 months after the note date, and interest will continue to accrue during the 16-month deferment at 1%. Loans can be forgiven in whole or part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as a yield adjustment on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. The PPP loans are included in Commercial and industrial loans in the table above. As of September 30, 2020, the total PPP loans and associated liabilities are $2,146,961 and $2,159,721, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of September 30, 2020. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan. The timing of loan forgiveness is uncertain at this time, but borrower forgiveness applications and SBA processing is expected over the next several quarters. As the PPP continues to evolve, changes to the loan terms and exercise of loan forgiveness may materially impact the outstanding loan balances and the effective yield.

The Company is offering loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with the interagency statement issued by the federal banking agencies provides that loan modifications made in response to COVID-19 do not need to be accounted for as a troubled debt restructuring ("TDR"). Accordingly, the Company does not account for such loan modifications as TDRs. The Company's loan modifications allow for payment deferrals, payment reduction, settlements amongst others. At September 30, 2020, the Company had granted loan modifications on $23,532 of loans. The program is ongoing and additional loans continue to be granted modifications. The Company granted approximately $10,213 short–term deferments on loan balances of $23,532, which represent 0.94% of total loan balances as of September 30, 2020. These loan modifications are not classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms.

6. INVENTORIES, NET

A summary of Inventories, net is as follows:

	September 30, 2020	December 31, 2019
Finished products	$44,306	$48,484
In-process	29,843	30,913
Raw materials	44,882	46,440
Fine and fabricated precious metal in various stages of completion	33,447	29,202
	152,478	155,039
LIFO reserve	(2,920)	(3,398)
Total	$149,558	$151,641

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

The Company obtains certain precious metals under a fee consignment agreement. As of September 30, 2020 and December 31, 2019, the Company had approximately $24,735 and $6,880, respectively, of precious metals, principally silver, under consignment, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount included in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

The Company continues to monitor the impact of COVID-19 on our customers and our inventory levels and related reserves.

	September 30, 2020	December 31, 2019
Supplemental inventory information:
Precious metals stated at LIFO cost	$4,934	$15,660
Precious metals stated under non-LIFO cost methods, primarily at fair value	$25,593	$10,144
Market value per ounce:
Silver	$23.01	$17.86
Gold	$1,864.02	$1,522.14
Palladium	$2,214.25	$1,935.19

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying amount of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Financial Services	Corporate and Other	Total
Balance as of December 31, 2019
Gross goodwill	$180,855	$67,143	$6,515	$81	$254,594
Accumulated impairments	(40,178)	(64,790)	—	—	(104,968)
Net goodwill	140,677	2,353	6,515	81	149,626
Acquisitions (a)	2,300	—	—	—	2,300
Currency translation adjustments	14	—	—	—	14
Balance as of September 30, 2020
Gross goodwill	183,169	67,143	6,515	81	256,908
Accumulated impairments	(40,178)	(64,790)	—	—	(104,968)
Net goodwill	$142,991	$2,353	$6,515	$81	$151,940
(a)    Related to the acquisition of Metallon. See Note 4 - "Acquisitions."

A summary of Other intangible assets, net is as follows:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$213,835	$116,677	$97,158	$216,428	$109,701	$106,727
Trademarks, trade names and brand names	51,151	19,464	31,687	51,414	18,469	32,945
Developed technology, patents and patent applications	33,598	19,985	13,613	31,984	17,176	14,808
Other	17,417	16,201	1,216	17,963	13,850	4,113
Total	$316,001	$172,327	$143,674	$317,789	$159,196	$158,593

Trademarks with indefinite lives as of September 30, 2020 and December 31, 2019 were $11,368 and $11,320, respectively. Amortization expense related to intangible assets was $5,256 and $5,452 for the three months ended September 30, 2020 and 2019, respectively, and $15,650 and $16,155 for the nine months ended September 30, 2020 and 2019, respectively. As a result of COVID-19 related declines in our youth sports business within the Energy segment, intangible assets of $617, primarily customer relationships, were fully impaired during the first quarter of 2020. The impairment is included in Asset impairment charges in the accompanying statement of operations for the nine months ended September 30, 2020.

Based on gross carrying amounts at September 30, 2020, the Company's estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2020 through 2024 is presented in the table below.

	Year Ending December 31,
	2020	2021	2022	2023	2024
Estimated amortization expense	$20,388	$15,911	$14,398	$13,030	$11,793

As of September 30, 2020, the Company reviewed its goodwill, other intangible assets and long-lived assets for indicators of impairment as a result of the impact of the COVID-19 pandemic. As a result of the COVID-19 pandemic, the Company continues to believe there were indicators of impairment present for all these asset classes due to ongoing general deterioration in macroeconomic conditions, reduced cash flow projections and a significant decline in the Company's market capitalization since the beginning of the year. Therefore, we assessed whether it was more likely than not that our goodwill, other intangible assets and long-lived assets were impaired as of September 30, 2020. The Company reviewed its previous forecasts and assumptions based on its current projections that are subject to various risks and uncertainties, including forecasted revenues, expenses and cash flows, the duration and extent of the impact to our businesses from the COVID-19 pandemic and the reduction in the Company's market capitalization. Based on the Company's interim impairment assessment as of September 30, 2020, the Company determined that its goodwill, other intangible assets and long-lived assets are not impaired. However, as a result of the COVID-19 pandemic, it is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets are impaired. In addition, at September 30, 2020, the goodwill related to the Performance Materials reporting unit, which generates a significant percentage of its net sales from the aerospace industry, within the Diversified Industrial segment is at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to further declines in market conditions or customer demand. The goodwill related to the Energy reporting unit within the Energy segment is also at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to reductions in customer demand as a result of continued or sustained declines in the price of oil.

8. INVESTMENTS

Short-Term Investments

The Company's short-term investments primarily consist of its marketable securities portfolio. The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investments. The investments are carried at fair value and totaled $137 and $220 as of September 30, 2020 and December 31, 2019, respectively. Unrealized losses on short-term investments for the three months ended September 30, 2020 and 2019 totaled $19 and $342, respectively, and $39 and $342 in the nine months ended September 30, 2020 and 2019, respectively.

Long-Term Investments

The following table summarizes the Company's long-term investments as of September 30, 2020 and December 31, 2019.

	Ownership %		Long-Term Investments Balance
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Corporate securities (a)			$159,212	$186,777
Collateralized debt securities			433	855
Steel Connect, Inc. ("STCN") convertible notes (b)			9,055	11,839
STCN preferred stock (c)			25,918	39,178
STCN common stock	29.0%	29.4%	9,819	26,547
Aviat Networks, Inc. ("Aviat") common stock	12.4%	12.4%	14,719	9,417
Other	—%	43.8%	—	1,223
Total			$219,156	$275,836
(a)    Cost basis totaled $12,753 and $58,495 at September 30, 2020 and December 31, 2019, respectively.
(b)    Represents investment in STCN convertible notes. The convertible notes outstanding as of December 31, 2018 matured on March 1, 2019. The Company entered into a new convertible note with STCN ("New Note") on February 28, 2019, which matures on March 1, 2024. The cost basis of the New Note totaled $14,943 as of September 30, 2020 and the gross unrealized loss was $5,888 as of September 30, 2020. The New Note is convertible into shares of STCN's common stock at an initial conversion rate of 421.2655 shares of common stock per $1,000 principal amount of the New Note (which is equivalent to an initial conversion price of approximately $2.37 per share), subject to adjustment upon the occurrence of certain events. Changes in fair value are recorded in the Company's consolidated statements of operations as the Company elected the fair value option to account for this investment. The New Notes, if converted as of September 30, 2020, when combined with STCN common and preferred shares, also if converted, owned by the Company, would result in the Company having a direct interest of approximately 48.7% of STCN's outstanding shares.
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

	(Income) Loss of Associated Companies, Net of Taxes
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
STCN convertible notes	$(530)	$246	$2,784	$1,752
STCN preferred stock	(1,755)	456	13,260	(1,612)
STCN common stock	968	1,128	14,839	(346)
Aviat common stock	(1,877)	25	(4,003)	(202)
Other	—	—	(460)	—
Total	$(3,194)	$1,855	$26,420	$(408)

The amounts of unrealized gains (losses) for the three and nine months ended September 30, 2020 and 2019 that relate to equity securities still held as of September 30, 2020 and 2019, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net gains (losses) recognized during the period on equity securities	$969	$30,234	$(25,515)	$68,720
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	5,691	(2,706)	5,691
Unrealized gains (losses) recognized during the period on equity securities still held at the end of the period	$969	$24,543	$(22,809)	$63,029

Equity Method Investments

The Company's investments in associated companies are eligible to be accounted for under the equity method of accounting, however, the Company has elected the fair value option for most of these investments. Associated companies are included in the Corporate and Other segment. Certain associated companies have a fiscal year end that differs from December 31. Additional information for SPLP's significant investments in associated companies is as follows:

•STCN operates through its wholly-owned subsidiaries, IWCO Direct Holdings, Inc. ("IWCO") and ModusLink Corporation ("ModusLink"). IWCO delivers data-driven marketing solutions for its customers. Its full range of services includes strategy, creative and execution for omnichannel marketing campaigns, along with postal logistics programs for direct mail. Through its Mail-Gard® division, IWCO also offers business continuity and disaster recovery services to protect against unexpected business interruptions, along with providing print and mail outsourcing services. ModusLink is a supply chain business process management company serving clients in markets such as consumer electronics, communications, computing, medical devices, software and retail.
•Aviat designs, manufactures and sells a range of wireless networking solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe.

The following summary balance sheet amounts are for STCN as of July 31, 2020 and 2019, respectively, and the statements of operations amounts are for the three months and nine months ended July 31, 2020 and 2019, respectively, which are both STCN's nearest corresponding fiscal quarters to the Company's fiscal quarters ended September 30, 2020 and 2019:

	July 31, 2020	July 31, 2019
Summary of balance sheet amounts:
Current assets	$223,543	$213,324
Non-current assets	535,629	518,239
Total assets	$759,172	$731,563

Current liabilities	$249,932	$256,850
Non-current liabilities	425,242	386,835
Total liabilities	675,174	643,685
Contingently redeemable preferred stock	35,180	35,186
Equity	48,818	52,692
Total liabilities and equity	$759,172	$731,563

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Summary operating results:
Net revenue	$164,857	$204,471	$557,660	$604,697
Gross profit	$39,994	$37,126	$118,713	$111,530
Net loss	$(360)	$(37,982)	$(10,076)	$(59,362)

Other Investments

WebBank has held-to-maturity ("HTM") debt securities which are carried at amortized cost and included in Other non-current assets on the Company's consolidated balance sheets. The amount and contractual maturities of HTM debt securities are noted in the tables below. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. The securities are collateralized by unsecured consumer loans.

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value	Carrying Value
Collateralized securities	$12,384	$70	$12,454	$12,384

Contractual maturities within:
One year to five years				2,273
Five years to ten years				8,499
After ten years				1,612
Total				$12,384

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value	Carrying Value
Collateralized securities	$37,896	$(3)	$37,893	$37,896

Contractual maturities within:
One year to five years				23,339
Five years to ten years				12,373
After ten years				2,184
Total				$37,896

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

9. DEBT

Debt consists of the following:

	September 30, 2020	December 31, 2019
Short term debt:
Foreign	$70	$1,800
Short-term debt	70	1,800
Long-term debt:
Credit Agreement	297,500	330,700
Other debt - foreign	329	444
Other debt - domestic	4,800	5,145
Subtotal	302,629	336,289
Less: portion due within one year	13,953	14,208
Long-term debt	288,676	322,081
Total debt	$302,699	$338,089

Long-term debt as of September 30, 2020 matures in each of the next five calendar-years as follows:

	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt (a)	$302,629	$6,238	$10,320	$286,071	$—	$—	$—
(a)    As of September 30, 2020, long term debt of $13,953 is expected to mature over the following twelve months.

As of September 30, 2020, the Company's senior credit agreement, as amended ("Credit Agreement"), includes a revolving credit facility in an aggregate principal amount not to exceed $500,000 and a $185,000 term loan. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank, and includes a $55,000 sub-facility for swing line loans and a $50,000 sub-facility for standby letters of credit. The term loan requires quarterly amortization equating to $2,500 per quarter. Borrowings under the Credit Agreement bear interest, at the borrower's option, at annual rates of either the Base Rate or the Euro-Rate, as defined, plus an applicable margin as set forth in the Credit Agreement (1.00% and 2.00%), respectively, for Base Rate and Euro-Rate borrowings as of September 30, 2020), and the Credit Agreement provides for a commitment fee to be paid on unused borrowings. The weighted-average interest rate on the Credit Agreement was 2.19% at September 30, 2020. As of September 30, 2020, letters of credit totaling $9,389 had been issued under the Credit Agreement, including $3,242 of the letters of credit guaranteeing various insurance activities, and $6,146 for environmental and other matters. The Credit Agreement permits SPLP, the parent, to fund the dividends on its preferred units and its routine corporate expenses. The Company's total availability under the Credit Agreement, which is based upon earnings and certain covenants as described in the Credit Agreement, was approximately $254,354 as of September 30, 2020.

On November 14, 2022, the Credit Agreement will expire, and all outstanding amounts will be due and payable. The Credit Agreement is guaranteed by substantially all existing and thereafter acquired assets of the borrowers and the guarantors, as defined in the agreement, and a pledge of all of the issued and outstanding shares of capital stock of each of the borrowers' and guarantors' subsidiaries, and is fully guaranteed by the guarantors. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, each as defined. The Company was in compliance with all financial covenants as of September 30, 2020.

The Company has, and in the future may, increase its borrowings under the Credit Agreement as part of a precautionary approach to increase the Company's cash position and maximize its financial flexibility in light of the current volatility in the global markets resulting from the COVID-19 outbreak.

The tables above do not include the debt of API as it was deconsolidated. See Note 3 - "Discontinued Operations" for further details.

10. FINANCIAL INSTRUMENTS

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 15 - "Fair Value Measurements"). As of September 30, 2020, outstanding derivatives mature within 3 to 5 years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

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

As of September 30, 2020, the Company had the following outstanding forward contracts with settlement dates through October 2020. There were no futures contracts outstanding as of September 30, 2020.

Commodity	Amount	Notional Value
Silver (ounces)	59,195	$1,314
Gold (ounces)	1,077	$2,003
Palladium (ounces)	698	$1,535
Copper (pounds)	240,000	$734
Tin (metric tons)	13	$236

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

Management evaluated counter party risk and believes there is minimal credit risk of default. The Company estimates the fair value of its derivative contracts through the use of market quotes or with the assistance of brokers when market information is not available. The Company maintains collateral on account with the third-party broker which varies in amount depending on the value of open contracts.

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets are as follows:

	Fair Value of Derivative Assets (Liabilities)
	September 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as ASC 815 hedges
Commodity contracts	Prepaid expenses and other current assets	$16	Accrued liabilities	$(46)
Derivatives not designated as ASC 815 hedges
Commodity contracts	Accrued liabilities	$(47)	Accrued liabilities	$(335)
Economic interests in loans	Other non-current assets	$12,458	Other non-current assets	$18,633

The effects of fair value hedge accounting on the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 are not material. The effects of derivatives not designated as ASC 815 hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 are as follows:

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Foreign exchange forward contracts	Other income (expense), net	$—	$55	$—	$(82)
Commodity contracts	Other income (expense), net	(464)	(745)	(1,200)	(1,181)
Economic interests in loans	Financial services revenue	1,032	4,069	3,692	10,746
Total		$568	$3,379	$2,492	$9,483

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

As of September 30, 2020 and December 31, 2019, WebBank's undisbursed loan commitments totaled $39,180 and $125,861, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest cost	$3,321	$4,552	$9,871	$13,450
Expected return on plan assets	(4,930)	(4,995)	(16,078)	(14,924)
Amortization of actuarial loss	2,871	2,708	8,569	7,676
Total	$1,262	$2,265	$2,362	$6,202

Pension expense is included in Selling, general and administrative expenses in the consolidated statements of operations. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events. On March 27, 2020, President Trump signed the CARES Act into law. As a result of the CARES Act, U.S. pension plan contributions that were expected to be made after March 2020 have been deferred until January 1, 2021. The Company's current expected future minimum pension contributions to its significant pension plans are $0 for the remainder of 2020, and $62,600, $32,400, $25,900, $15,700 and $5,500 in 2021, 2022, 2023, 2024 and for the five years thereafter, respectively. As January 1, 2021 is a bank holiday, the Company is evaluating funding 2020 minimum pension contributions of $27,300 in December 2020.

12. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of September 30, 2020, the Company had 25,189,613 Class A units (regular common units) outstanding.

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

Incentive Award Plan

The Company's 2018 Incentive Award Plan ("2018 Plan") provides equity-based compensation through the grant of options to purchase the Company's limited partnership units, unit appreciation rights, restricted units, phantom units, substitute awards, performance awards, other unit-based awards, and includes, as appropriate, any tandem distribution equivalent rights granted with respect to an award (collectively, "LP Units"). On May 18, 2020, the Company's unitholders approved the Amended and Restated 2018 Incentive Award Plan, which increased the number of LP Units issuable under the 2018 Plan by 500,000 to a total of 1,000,000 LP Units. In 2019, 207,499 restricted units were granted under the 2018 Plan. Such units were valued based upon the market value of the Company's LP Units on the date of grant, and collectively represent approximately $2,905 of unearned compensation that will be recognized as expense ratably over the vesting period of the units. The grants have vesting periods that range from three to ten years from the date of grant. The Company granted 240,900, restricted units on September 1, 2020 under the 2018 Plan. Such units were valued based upon the market value of the Company's LP Units on the date of grant, and collectively represent approximately $1,780 of unearned compensation that will be recognized as expense ratably over the vesting period of the units. The grants have cliff vesting periods that range from two to three years from the date of grant.

Preferred Units

The Company's 6.0% Series A preferred units, no par value ("SPLP Preferred Units") entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared an in-kind distribution of approximately $2,371 to preferred unitholders for the three months ended June 30, 2020. The Company declared cash distributions of approximately $5,133 and $8,918 to preferred unitholders for the nine months ended September 30, 2020 and 2019, respectively. The SPLP Preferred Units have a term of nine years, ending February 2026, and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption. On February 6, 2020 ("Redemption Date"), the Company redeemed 1,600,000 units of the SPLP Preferred Units at a price equal to $25 per unit, plus an amount of $0.22 per unit, equal to any accumulated and unpaid distributions up to, but excluding, the Redemption Date, for a total payment of approximately $40,400.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as non-current liabilities, including accrued interest expense, on the Company's consolidated balance sheets because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as liabilities, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of operations. As of September 30, 2020, there were 6,422,128 SPLP Preferred Units outstanding, and as of December 31, 2019, there were 7,927,288 SPLP Preferred Units outstanding.

Accumulated Other Comprehensive Loss

Changes, net of tax, where applicable, in AOCI are as follows:

	Unrealized loss on available-for-sale debt securities	Unrealized (loss) gain on derivative financial instruments	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2019	$(274)	$(14)	$(25,166)	$(165,968)	$(191,422)
Net other comprehensive loss attributable to common unitholders	—	—	(2,936)	—	(2,936)
Deconsolidation of API (see Note 3)	—	14	10,522	6,945	17,481
Balance at March 31, 2020	(274)	—	(17,580)	(159,023)	(176,877)
Net other comprehensive income attributable to common unitholders	—	—	1,373	—	1,373
Balance at June 30, 2020	(274)	—	(16,207)	(159,023)	(175,504)
Net other comprehensive income attributable to common unitholders	—	—	1,379	—	1,379
Balance at September 30, 2020	$(274)	$—	$(14,828)	$(159,023)	$(174,125)

	Unrealized loss on available-for-sale securities	Unrealized (loss) gain on derivative financial instruments	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2018	$(274)	$(277)	$(23,476)	$(153,217)	$(177,244)
Net other comprehensive income attributable to common unitholders	—	518	1,303	—	1,821
Balance at March 31, 2019	(274)	241	(22,173)	(153,217)	(175,423)
Net other comprehensive loss attributable to common unitholders	—	(425)	(1,797)	—	(2,222)
Balance at June 30, 2019	(274)	(184)	(23,970)	(153,217)	(177,645)
Net other comprehensive income (loss) attributable to common unitholders	—	71	(2,401)	—	(2,330)
Balance at September 30, 2019	$(274)	$(113)	$(26,371)	$(153,217)	$(179,975)

Incentive Unit Expense

SPLP has issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP, which are determined as of the last day of each fiscal year. If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. Performance is principally determined by comparing the volume weighted-average price of the Company's common units for 20 days prior to a measurement date with a defined baseline equity value per common unit, currently $19.65 per common unit, and incentive units will only be granted if such annual measurement is positive. In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company records a negative incentive unit expense in the quarter when such over accrual is determined. The expense is recorded in Selling, general and administrative expenses in the Company's consolidated statements of operations. No incentive unit expense was recorded in the three and nine months ended September 30, 2020 and 2019.

13. INCOME TAXES

The Company recorded income tax provisions of $14,783 and $13,705 for the three months ended September 30, 2020 and 2019, respectively, and $10,034 and $31,505 for the nine months ended September 30, 2020 and 2019, respectively. The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include partnership losses for which no tax benefit is recognized, changes in deferred tax valuation allowances and other permanent differences. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of certain deferred tax assets will not be realized in future periods.

The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) of the 2017 Tax Cuts and Jobs Act increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification would increase the allowable interest expense deduction of the Company and result in less taxable income. As a result of the CARES Act, it is anticipated that the Company will fully utilize all interest expense for the year ending December 31, 2020. The CARES Act, among other things, permits U.S. net operating loss ("NOL") carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act and opportunities to utilize the NOL carryback provision.

14. NET INCOME (LOSS) PER COMMON UNIT

The following data was used in computing net income (loss) per common unit shown in the Company's consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income from continuing operations	$37,383	$23,718	$507	$67,432
Net income attributable to noncontrolling interests in consolidated entities (continuing operations)	(248)	(114)	(569)	(29)
Net income from continuing operations attributable to common unitholders	37,135	23,604	(62)	67,403
Net income (loss) from discontinued operations attributable to common unitholders	1,140	(26,482)	(25,268)	(33,540)
Net income (loss) attributable to common unitholders	38,275	(2,878)	(25,330)	33,863
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a), (b)	3,083	—	—	8,918
Net income (loss) attributable to common unitholders – assuming dilution	$41,358	$(2,878)	$(25,330)	$42,781
Net income (loss) per common unit – basic
Net income from continuing operations	$1.49	$0.94	$—	$2.70
Net income (loss) from discontinued operations	0.05	(1.06)	(1.02)	(1.34)
Net income (loss) attributable to common unitholders	$1.54	$(0.12)	$(1.02)	$1.36
Net income (loss) per common unit – diluted
Net income from continuing operations	$0.77	$0.94	$—	$1.93
Net income (loss) from discontinued operations	0.02	(1.06)	(1.02)	(0.85)
Net income (loss) attributable to common unitholders	$0.79	$(0.12)	$(1.02)	$1.08
Denominator for net income (loss) per common unit – basic	24,874,281	25,011,142	24,844,114	24,947,814
Effect of dilutive securities:
Unvested restricted common units	66,671	—	—	755
SPLP Preferred Units	27,126,430	—	—	14,656,244
Denominator for net income (loss) per common unit – diluted (a), (b)	52,067,382	25,011,142	24,844,114	39,604,813
(a)    Assumes the SPLP Preferred Units were redeemed in common units as described in Note 12 - "Capital and Accumulated Other Comprehensive Loss."
(b)    For the three months ended September 30, 2019, the diluted per unit calculation does not include the potential impact of 15,482,984 SPLP Preferred Units and 1,885 of unvested restricted common units, since the impact would have been anti-dilutive. For the nine months ended September 30, 2020, the diluted per unit calculation does not include the potential impact of 29,344,885 SPLP Preferred Units and 22,224 of unvested restricted common units, since the impact would have been anti-dilutive.

15. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of September 30, 2020 and December 31, 2019 are summarized by type of inputs applicable to the fair value measurements as follows:

September 30, 2020	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$118	$19	$—	$137
Long-term investments (a)	182,991	—	36,165	219,156
Precious metal and commodity inventories recorded at fair value	27,128	—	—	27,128
Economic interests in loans	—	—	12,458	12,458
Commodity contracts on precious metal and commodity inventories	—	16	—	16
Warrants	—	—	1,893	1,893
Total	$210,237	$35	$50,516	$260,788

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$47	$—	$47
Other precious metal liabilities	26,470	—	—	26,470
Total	$26,470	$47	$—	$26,517

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$170	$50	$—	$220
Long-term investments (a)	222,178	—	53,658	275,836
Precious metal and commodity inventories recorded at fair value	11,377	—	—	11,377
Economic interests in loans	—	—	18,633	18,633
Warrants	—	—	2,086	2,086
Total	$233,725	$50	$74,377	$308,152

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$381	$—	$381
Other precious metal liabilities	11,481	—	—	11,481
Total	$11,481	$381	$—	$11,862
(a)    For additional detail of the marketable securities and long-term investments see Note 8 - "Investments."

There were no transfers of securities among the various measurement input levels during the three and nine months ended September 30, 2020.

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

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Investments in Associated Companies (a)	Marketable Securities and Other (b)	Total
Balance as of December 31, 2019	$52,240	$22,137	$74,377
Purchases	—	203	203
Sales and cash collections	(2,033)	(10,297)	(12,330)
Realized gains	—	3,499	3,499
Unrealized gains	810	—	810
Unrealized losses	(16,043)	—	(16,043)
Balance as of September 30, 2020	$34,974	$15,542	$50,516

Balance as of December 31, 2018	$40,643	$21,274	$61,917
Purchases	14,943	—	14,943
Sales and cash collections	—	(10,869)	(10,869)
Realized gains	—	10,761	10,761
Unrealized gains	2,118	—	2,118
Unrealized losses	(1,752)	—	(1,752)
Balance as of September 30, 2019	$55,952	$21,166	$77,118
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

Long-Term Investments - Valuation Techniques

The Company estimates the value of its investments in STCN preferred stock and the New Note using a Monte Carlo simulation. Key inputs in these valuations include the trading price and volatility of STCN's common stock, the risk-free rate of return, as well as the dividend rate, conversion price, redemption date of the preferred stock and the maturity date of the New Note.

Marketable Securities and Other - Valuation Techniques

The Company determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities.

The Company uses the net asset value included in quarterly statements it receives in arrears from a venture capital fund to determine the fair value of such fund and determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities. The fair value of the derivatives held by WebBank (see Note 10 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flow analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 7.84% to 35.77%, a constant default rate of 1.89% to 17.96% and a discount rate of 2.00% to 26.19%.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company's non-financial assets and liabilities measured at fair value on a non-recurring basis, include goodwill and other intangible assets, any assets and liabilities acquired in a business combination, or its long-lived assets written down to fair value. To measure fair value for such assets and liabilities, the Company uses techniques including an income approach, a market approach and/or appraisals (Level 3 inputs). The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to an asset or liability and then discounting the after-

tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis ("DCF") require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from analysis of peer companies and consider the industry weighted-average return on debt and equity from a market participant perspective. A market approach values a business by considering the prices at which shares of capital stock, or related underlying assets, of reasonably comparable companies are trading in the public market or the transaction price at which similar companies have been acquired. If comparable companies are not available, the market approach is not used.

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

The environmental claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs, and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues costs associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of September 30, 2020, on a consolidated basis, the Company has recorded liabilities of $1,211 and $29,352 in Accrued liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

Environmental Matters

Certain subsidiaries of the Company's Handy & Harman Ltd. subsidiary ("HNH") have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. HNH recorded liabilities of approximately $25,083 related to estimated environmental remediation costs as of September 30, 2020. HNH may have insurance coverage available for certain of these matters.

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

Based upon information currently available, the HNH subsidiaries do not expect that their respective environmental costs, including the incurrence of additional fines and penalties, if any, will have a material adverse effect on them or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows of such subsidiaries or the Company, but there can be no such assurances. The Company anticipates that the subsidiaries will pay any such amounts out of their respective working capital, although there is no assurance that they will have sufficient funds to pay them. In the event that an HNH subsidiary is unable to fund its liabilities, claims could be made against its respective parent companies for payment of such liabilities.

The sites where certain HNH subsidiaries have environmental liabilities include the following:

HNH has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a former HNH manufacturing facility. An ecological risk assessment of the wetlands portion was submitted in the second quarter of 2016 to the CTDEEP for their review and approval. Company officials met with CTDEEP representatives during the third quarter of 2020 to further discuss wetlands remediation goals and plans. Additional investigation of the wetlands is expected to start in 2020, pending approval of a mutually acceptable wetlands work plan. An updated work plan to investigate the upland portion of the parcel was prepared by the Company and approved by the CTDEEP in March 2018 and completed during 2019 and 2020. Additional upland investigatory work will be required to fully define the areas requiring remediation and is also dependent upon CTDEEP requirements and approval. Based on currently known information, the Company reasonably estimates that it may incur aggregate losses over a period of multiple years of between $10,500 to $17,500. During the second quarter of 2020, the Company increased its reserve for future remediation costs by $14,000, which is our best estimate within this range of potential losses. Due to the uncertainties, there can be no assurance that the final resolution of this matter will not be material to the financial position, results of operations or cash flows of HNH or the Company.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of HNH, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. HHEM is actively remediating the property and is continuing to investigate effective methods for achieving compliance with the ACO. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs and other related costs are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and HNH, all after having the first $1,000 paid by the former owner/operator. As of September 30, 2020, total investigation and remediation costs of approximately $9,600 and $3,100 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM had been reimbursed indirectly through insurance coverage for a portion of the costs for which it is responsible. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. A reserve of approximately $1,200 has been established for HHEM's expected 25% share of anticipated costs at this site, which is based upon the recent selection of a final remedy, on-going operations and maintenance, additional investigations and monitored natural attenuation testing over the next 30 years. On December 18, 2019, the State of New Jersey ("State") filed a complaint against HHEM, the Company and other non-affiliated corporations related to former operations at this location. The State is seeking unspecified damages, including reimbursement for all cleanup and removal costs and other damages that the State has incurred, including the lost value of, and reasonable assessment costs for any natural resource injured as a result of the alleged discharge of hazardous substances and pollutants, as well as attorneys' fees and costs. The Company intends to assert all legal and procedural defenses available. Based upon currently available information, the Company has determined that a range of potential loss cannot be reasonably estimated at this time. There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM, HNH or the Company.

HNH's subsidiary, SL Industries, Inc. ("SLI"), may incur environmental costs in the future as a result of the past activities of its former subsidiary, SL Surface Technologies, Inc. ("SurfTech"), in Pennsauken, New Jersey ("Pennsauken Site"), in Camden, New Jersey and at its former subsidiary, SGL Printed Circuits in Wayne, New Jersey. At the Pennsauken Site, in 2013, SLI entered into a consent decree with both the U.S. Department of Justice and the U.S. Environmental Protection Agency ("EPA") and has since completed the remediation required by the consent decree and has paid the EPA a fixed sum for its past oversight costs. Separate from the consent decree, in December 2012, the NJDEP made a settlement demand of $1,800 for past and future cleanup and removal costs and natural resource damages ("NRD"). To avoid the time and expense of litigating the matter, SLI offered to pay approximately $300 to fully resolve the claim presented by the State. SLI's settlement offer was rejected. On December 6, 2018, the State filed a complaint against SLI related to its operations at the Pennsauken Site. The State is seeking treble damages and attorneys' fees, NRD for loss of use of groundwater, as well as a request for relief that SLI pay all cleanup and removal costs that the State has incurred and will incur at the Pennsauken Site. The State did not specifically identify its alleged damages in the complaint. SLI intends to assert all legal and procedural defenses available to it. Based upon currently available information, the Company has determined that a range of potential loss can no longer be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

SLI reported soil contamination and a groundwater contamination in 2003 from the SurfTech site located in Camden, New Jersey. Substantial investigation and remediation work have been completed under the direction of the licensed site remediation professional ("LSRP") for the site. Additional soil excavation and chemical treatment could be initiated in the fourth quarter of 2020. Post-remediation groundwater monitoring will be conducted, and a full-scale groundwater bioremediation is expected to be implemented following completion of soil excavation. A reserve of $2,600 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

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

Litigation Matters

On December 8, 2017, a stockholder class action, captioned Sciabacucchi v. DeMarco, et al., was filed in the Court of Chancery of the State of Delaware by a purported former stockholder of HNH challenging the Company's acquisition, through a subsidiary, of all of the outstanding shares of common stock of HNH not already owned by the Company or any of its affiliates. The action named as defendants the former members of the HNH board of directors, the Company and SPH GP, and alleged, among other things, that the defendants breached their fiduciary duties to the former public stockholders of HNH in connection with the aforementioned acquisition. The complaint sought, among other relief, unspecified monetary damages, attorneys' fees and costs. On July 9, 2019, the Company entered into a settlement of the case, solely to avoid the substantial burden, expense, inconvenience and distraction of continued litigation and to resolve each of the plaintiff's claims against the defendant parties. In the settlement, the defendants agreed to pay the plaintiff class $30,000, but denied that they engaged in any wrongdoing or committed any violation of law or breach of duty and stated that they believe they acted properly, in good faith, and in a manner consistent with their legal duties. The settlement was approved by the court on December 2, 2019. Our insurance carriers agreed to contribute an aggregate of $17,500 toward the settlement amount. The Company recorded a charge of $12,500 in Selling, general and administrative expenses in the consolidated statement of operations for the twelve months ended December 31, 2019, which consisted of the legal settlement of $30,000, reduced by the $17,500 of insurance recoveries. The settlement was paid on December 17, 2019. The Company made a demand of an aggregate of $10,000 in further contributions from two insurance carriers, which the carriers declined, and it is pursuing claims in court to endeavor to recover this sum, although there can be no assurance as to the outcome of this litigation.

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

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through September 30, 2020. In many cases these claims involved more than 100 defendants. There remained approximately 30 pending asbestos claims as of September 30, 2020. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of both September 30, 2020 and December 31, 2019, BNS Sub has accrued $1,349 relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

OMG is party to litigation with the U.S. Government regarding whether materials purchased by OMG from a foreign supplier are subject to antidumping duty and countervailing duty orders ("ADD/CVD Orders"). The ADD/CVD Orders were issued in 2015 by the U.S. Government, and this matter has been subject to ongoing litigation since 2016, at which time OMG paid $949 to the U.S. Government and recorded an additional $4,100 accrual for its then expected resolution of this matter. On August 28, 2020, the U.S. Court of Appeals for the Federal Circuit issued an opinion in favor of OMG on the matter. The U.S. Government can appeal this decision to the U.S. Supreme Court within 150 days of the decision ("Appeal Deadline"). If no appeal is filed by the Appeal Deadline, OMG will have no liability with respect to the ADD/CVD Orders. OMG will continue to vigorously defend itself against these claims; however, the outcome of this matter is uncertain.

In the ordinary course of our business, the Company is subject to other periodic lawsuits, investigations, claims and proceedings, including, but not limited to, contractual disputes, employment, environmental, health and safety matters, as well as claims associated with our historical acquisitions and divestitures. There is insurance coverage available for many of the foregoing actions. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations, claims and proceedings asserted against the Company, it does not believe any currently pending legal proceeding to which it is a party will have a material adverse effect on its business, prospects, financial condition, cash flows, results of operations or liquidity.

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Manager agreed to waive the Management Fee from March through June 2020 in the amount of $2,186 to help mitigate the impact of COVID-19 on the Company. Additionally, the Management Fee for July 2020 was reduced by 25%. Comparable reductions were agreed by the Board of Directors of SPH GP for their board retainer fees. The Management Fee was $1,461 and $1,945 for the three months ended September 30, 2020 and 2019, respectively, and $2,642 and $5,854 for the nine months ended September 30, 2020 and 2019, respectively. The lower amounts for the 2020 periods reflect the waiver and reduction of the Management Fee noted above. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Unpaid Management Fees included in Payables to related parties on the Company's consolidated balance sheet were $870 and $27 as of September 30, 2020 and December 31, 2019, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $509 and $1,539 for the three months ended September 30,

2020 and 2019, respectively and $1,661 and $5,108 for the nine months ended September 30, 2020 and 2019, respectively. Unpaid amounts for reimbursable expenses were approximately $796 and $409 as of September 30, 2020 and December 31, 2019, respectively, and are included in Payables to related parties on the Company's consolidated balance sheets.

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

Mutual Securities, Inc.

Pursuant to the Management Agreement, the Manager is responsible for selecting executing brokers. Securities transactions for SPLP are allocated to brokers on the basis of reliability, price and execution. The Manager has selected Mutual Securities, Inc. as an introducing broker and may direct a substantial portion of the managed entities' trades to such firm, among others. An officer of the Manager and SPH GP is affiliated with Mutual Securities, Inc. The commissions paid by SPLP to Mutual Securities, Inc. were not significant in any period.

Incentive Agreement

On March 10, 2020, the Compensation Committee of the Board of Directors of SPH GP approved the WebBank Long-Term Incentive Agreement, between a wholly-owned subsidiary of the Company and Jack Howard ("LTIP Agreement"). Mr. Howard serves as Executive Chairman of WebBank and as an officer of the Manager and SPH GP.

Pursuant to the LTIP Agreement, Mr. Howard will be entitled to an incentive award ("Incentive Award") of the greater of the following:

•3.5% of the sum of net income of WebBank for each fiscal year from January 1, 2018 to December 31, 2020 (or for such shorter term ending (i) upon a separation of Mr. Howard's service without cause, (ii) upon Mr. Howard's death or disability, or (iii) upon a change of control or related corporate transaction (as defined in the LTIP Agreement)); or

•in the event of an underwritten initial public offering (an "IPO") or a change of control prior to January 1, 2021 and subject to Mr. Howard's continued service on the date thereof, 3.5% of the difference between the fair market value of WebBank's outstanding common stock based on the IPO offering price or the value of the consideration paid in the change of control, respectively, and a base amount to be determined by the board of directors of WebFinancial Holding Corporation ("WFHC"), WebBank's parent, adjusted for certain dividend payments and changes to capital.

Mr. Howard will not be entitled to an Incentive Award for any fiscal year in which WebBank fails to achieve at least 80% of its budgeted net income, unless the board of directors grants an exception. In the event of Mr. Howard's voluntary separation of service or separation of service for cause (each as defined in the LTIP Agreement) prior to any payment of the Incentive Award, the Incentive Award and all rights thereto will immediately terminate and be forfeited. WFHC recorded expenses related to the Incentive Award of $2,176 and $3,394 for the three and nine months ended September 30, 2020, respectively. This expense is included in Selling, general and administrative expenses in the Company's consolidated statements of operations.

Other

As of September 30, 2020 and December 31, 2019, several related parties and consolidated subsidiaries had deposits totaling $1,155 and $1,156 at WebBank, respectively. Approximately $79 and $100 of these deposits, including interest which was not significant, have been eliminated in consolidation as of September 30, 2020 and December 31, 2019, respectively.

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

Steel Services has management services agreements with its consolidated subsidiaries and other related companies as further discussed in Note 17 - "Related Party Transactions." Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $7,071, $1,316 and $408, respectively, for the three months ended September 30, 2020 and $8,988, $2,164 and $741, respectively, for the three months ended September 30, 2019. Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $21,214, $3,947 and $1,270, respectively, for the nine months ended September 30, 2020 and $26,963, $6,493 and $2,224, respectively, for the nine months ended September 30, 2019. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

During the first quarter of 2020, the Company changed the measurement methods used to determine reported segment income or loss by allocating additional expenses from the Corporate and Other segment to the Diversified Industrial, Energy and Financial Services segments. The 2019 financial information has been recast to reflect these changes on a comparable basis. Accordingly, for the three months ended September 30, 2019, the Company allocated additional expenses of $2,692 and $424 to the Diversified Industrial and Energy segments, respectively, and allocated lower expenses to the Financial Services segment of $206, from the Corporate and Other segment. For the nine months ended September 30, 2019, the Company allocated additional expenses of $8,076 and $1,272 to the Diversified Industrial and Energy segments, respectively, and allocated lower expenses to the Financial Services segment of $618, from the Corporate and Other segment.

In addition, as described in Note 3 - "Discontinued Operations," the Company recast all 2019 financial information associated with API, previously included in the Diversified Industrial segment, to discontinued operations, to reflect these changes on a comparable basis.

Segment information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Diversified Industrial net sales	$274,094	$281,120	$788,566	$862,090
Energy net revenue	22,378	44,147	75,282	126,665
Financial Services revenue	33,535	45,813	109,496	123,853
Total revenue	$330,007	$371,080	$973,344	$1,112,608
Income (loss) from continuing operations before interest expense and income taxes:
Diversified Industrial	$26,372	$(3,042)	$54,408	$27,609
Energy	(1,891)	954	(7,041)	(472)
Financial Services	28,701	20,436	31,892	48,012
Corporate and Other	5,972	28,697	(45,693)	53,887
Income from continuing operations before interest expense and income taxes	59,154	47,045	33,566	129,036
Interest expense	6,988	9,622	23,025	30,099
Income tax provision	14,783	13,705	10,034	31,505
Net income from continuing operations	$37,383	$23,718	$507	$67,432
(Income) loss of associated companies, net of taxes:
Corporate and Other	$(3,194)	$1,855	$26,420	$(408)
Total	$(3,194)	$1,855	$26,420	$(408)
Segment depreciation and amortization:
Diversified Industrial	$12,243	$11,927	$36,893	$35,449
Energy	3,669	4,309	11,156	13,174
Financial Services	304	110	567	309
Corporate and Other	39	41	119	114
Total depreciation and amortization	$16,255	$16,387	$48,735	$49,046

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020
Total Capital
(to risk-weighted assets)	$195,390	36.50%	$42,810	8.00%	$56,189	10.50%	$53,513	10.00%
Tier 1 Capital
(to risk-weighted assets)	$188,258	35.20%	$32,108	6.00%	$45,486	8.50%	$42,810	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$188,258	35.20%	$24,081	4.50%	$37,459	7.00%	$34,783	6.50%
Tier 1 Capital
(to average assets)	$188,258	29.20%	$25,822	4.00%	n/a	n/a	$32,277	5.00%

As of December 31, 2019
Total Capital
(to risk-weighted assets)	$178,930	19.50%	$73,525	8.00%	$96,502	10.50%	$91,907	10.00%
Tier 1 Capital
(to risk-weighted assets)	$167,131	18.20%	$55,144	6.00%	$78,121	8.50%	$73,525	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$167,131	18.20%	$41,358	4.50%	$64,335	7.00%	$59,739	6.50%
Tier 1 Capital
(to average assets)	$167,131	18.30%	$36,489	4.00%	n/a	n/a	$45,611	5.00%

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

20. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for the nine months ended September 30, 2020 and 2019 is presented in the following table:

	Nine Months Ended September 30,
	2020	2019
Cash paid during the period for:
Interest	$27,023	$23,847
Taxes	$30,573	$7,511

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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), including, in particular, forward-looking statements under the headings "Item 1 - Financial Statements" and "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements appear in a number of places in this report and include statements regarding the Company's intent, belief or current expectations with respect to, among other things, (i) its financing plans, (ii) trends affecting its financial condition or results of operations and (iii) the impact of competition. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements in addition to historical information.

Forward-looking statements are only predictions based upon the Company’s current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by the statements. In particular, investors should read carefully the factors described in the "Risk Factors" in Part I, Item 1A of the Company's Form 10-K for the year ended December 31, 2019, as updated by Part II, Item 1A of this Form 10-Q, for information regarding risk factors that could affect the Company's results. Any forward-looking statement made in this Form 10-Q speaks only as of the date hereof, and investors should not rely upon forward-looking statements as predictions of future events. Except as otherwise required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

The Energy segment provides drilling and production services to the oil & gas industry and owns a youth sports business. The operations of the sports business are not material to the Company. The profitability of the energy business is highly sensitive to changes in the price of crude oil. Crude oil prices hit historic lows in April 2020 as a result of COVID-19 but have since rebounded. The business has undertaken cost cutting measures, including salary reductions and reductions in workforce, to meet the decline in demand due to the significant drop in crude oil prices. A continued or sustained decline in oil prices will negatively impact this business.

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

During the quarter ended September 30, 2020, WebBank continued issuing loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), primarily with one of its lending partners, authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The loans were funded by the PPP Liquidity Facility, have terms of between 2 and 5 years, and their repayment is guaranteed by the SBA. Payments by borrowers on the loans begin six months after the note date, and interest will continue to accrue during the six-month deferment at 1%. Loans can be forgiven in whole or part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as a yield adjustment on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. As of September 30, 2020, the total PPP loans and associated liabilities are $2,146,961 and $2,159,721, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of September 30, 2020. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan. The timing of loan forgiveness is uncertain at this time, but borrower forgiveness applications and SBA processing is expected over the next several quarters. As the PPP continues to evolve, changes to the loan terms and exercise of loan forgiveness may materially impact the outstanding loan balances and the effective yield.

The Corporate and Other segment consists of several consolidated subsidiaries, including Steel Services Ltd ("Steel Services"), equity method and other investments, and cash and cash equivalents. Its income or loss includes certain unallocated general corporate expenses. Steel Services has management services agreements with our consolidated subsidiaries and other related companies. Steel Services provided include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. For additional information on these service agreements, see Note 17 - "Related Party Transactions" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Risks and Uncertainties

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The spread of the outbreak has caused significant disruptions in the U.S. and global economies, and economists expect the impact will be significant during the remainder of 2020 and potentially beyond. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company continues to evaluate the global risks and the slowdown in business activity related to COVID-19, including the potential impacts on its employees, customers, suppliers and financial results. As the situation surrounding COVID-19 remains fluid, it is expected to continue having a negative impact to the Company; however, it is difficult to predict the duration of the pandemic and its continued impact on the Company's business, operations, financial condition and cash flows. There is no certainty that federal, state or local regulations regarding safety measures to address the spread of COVID-19 will not adversely impact the Company's operations. As the COVID-19 pandemic progressed, the Company initiated cost reduction actions, including the reduction and waiver of management and board fees, hiring freezes, employee furloughs, staffing and force reductions, salary reductions, bonus payment deferrals and 401(k) match suspension to help mitigate the financial impact of the COVID-19 pandemic. The Company also froze all discretionary spend, implemented strict approvals for capital expenditures and aggressively managed working capital. The Company continues to evaluate further or continued actions as circumstances warrant.

The COVID-19 pandemic has adversely affected our consolidated financial results for the first nine months of 2020. We anticipate COVID-19 may continue to have an adverse impact on our business through the fourth quarter and potentially beyond. While the Company developed and implemented, and continues to develop and implement, health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19 to its employees and business, the severity of the impact of the COVID-19 pandemic on the Company's business in the fourth quarter of 2020 and beyond will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and the extent and severity of the impact on the Company's customers and suppliers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity or results of operations is uncertain.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$330,007	$371,080	$973,344	$1,112,608
Cost of goods sold	216,322	236,474	632,600	727,489
Selling, general and administrative expenses	67,418	76,265	219,018	256,018
Goodwill impairment charges	—	24,219	—	24,219
Asset impairment charges	—	659	617	849
Interest expense	6,988	9,622	23,025	30,099
Realized and unrealized (gains) losses on securities, net	(969)	(30,234)	25,515	(68,720)
All other (incomes) expenses, net	(8,724)	14,797	35,608	44,125
Total costs and expenses	281,035	331,802	936,383	1,014,079
Income from continuing operations before income taxes and equity method investments	48,972	39,278	36,961	98,529
Income tax provision	14,783	13,705	10,034	31,505
(Income) loss of associated companies, net of taxes	(3,194)	1,855	26,420	(408)
Net income from continuing operations	$37,383	$23,718	$507	$67,432

Revenue

Revenue for the three months ended September 30, 2020 decreased $41,073, or 11.1%, as compared to the same period last year, due to lower sales volume across all the reportable segments, primarily due to the impact of COVID-19.

Revenue for the nine months ended September 30, 2020 decreased $139,264, or 12.5%, as compared to the same period last year, due to lower sales volume across all the reportable segments, primarily due to the impact of COVID-19.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2020 decreased $20,152, or 8.5%, as compared to the same period last year, due to decreases in the Diversified Industrial and Energy segments. The decreases in the Diversified Industrial and Energy segments in the three months ended September 30, 2020 were primarily due to the lower sales volume discussed above, and the Company's cost reduction efforts to offset the impact of COVID-19.

Cost of goods sold for the nine months ended September 30, 2020 decreased $94,889, or 13.0%, as compared to the same period last year, due to decreases in the Diversified Industrial and Energy segments. The decreases in the Diversified Industrial and Energy segments in the nine months ended September 30, 2020 were primarily due to the lower sales volume discussed above, and the Company's cost reduction efforts to offset the impact of COVID-19.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2020 decreased $8,847, or 11.6%, as compared to the same period last year. The decrease was primarily due to lower sales volume and cost reduction initiatives from all the segments.

SG&A for the nine months ended September 30, 2020 decreased $37,000, or 14.5%, as compared to the same period last year, primarily due to the lower sales volume and cost reduction initiatives from Diversified Industrial and Energy segments, partially offset by a $14,000 environmental reserve charge recorded in the second quarter of 2020 in the Diversified Industrial segment related to a legacy, non-operating site and higher SG&A from the Financial Services segment driven by increased credit performance fees associated with the larger loan balances, partially offset by lower personnel expenses driven by cost reduction actions due to the economic impact of COVID-19. There was also a $12,500 expense associated with a legal settlement in the Corporate and Other segment during the 2019 period.

Goodwill Impairment Charges

As a result of declines in customer demand and in the performance of the packaging business during the three months ended September 30, 2019, the Company determined that it was more likely than not that the fair value of the packaging business was below its carrying amount. The Company performed an assessment using a discounted cash flow approach and determined that the difference between the carrying amount and fair value of the packaging business was greater than the amount of goodwill allocated to that business. Accordingly, the Company recorded a $24,219 charge in the consolidated statements of operations for the three and nine months ended September 30, 2019. The goodwill impairment charge related to API during the 2019 periods has been reclassified to discontinued operations.

Asset Impairment Charges

As a result of COVID-19 related declines in our youth sports business within the Energy segment, intangible assets of $617, primarily customer relationships, were fully impaired during the first quarter of 2020. The asset impairment charges from the 2019 periods were primarily related to unused software in the Diversified Industrial segment's cutting replacement products and services business.

Interest Expense

Interest expense for the three months ended September 30, 2020 decreased $2,634, or 27.4%, as compared to the same period last year. The lower interest expense for the three months ended September 30, 2020 was primarily due to lower interest rates during the third quarter of 2020.

Interest expense for the nine months ended September 30, 2020 decreased $7,074, or 23.5%, as compared to the same period last year. The lower interest expense for the nine months ended September 30, 2020 was primarily due to lower interest rates during the 2020 period.

Realized and Unrealized (Gains) Losses on Securities, Net

The Company recorded gains of $969 for the three months ended September 30, 2020, as compared to gains of $30,234 in the same period of 2019 and losses of $25,515 for the nine months ended September 30, 2020, as compared to gains of $68,720 in 2019. The change in realized and unrealized (gains) losses on securities was primarily due to a realized loss on the sale of securities in the 2020 period, as well as mark-to-market adjustments on the Company's portfolio of securities in both periods.

All Other (Incomes) Expenses, Net

All other (incomes), net totaled ($8,724) for the three months ended September 30, 2020, as compared to net expenses totaling $14,797 in the same period of 2019, due primarily to a net improvement in the (benefit from) provision for loan losses and lower finance interest expense, as compared to the prior period.

All other expenses, net decreased $8,517 for the nine months ended September 30, 2020, as compared to the same period of 2019, due primarily to higher investment income, lower finance interest expense and lower provision for loan losses, as compared to the prior period.

Income Tax Provision

The Company recorded income tax provisions of $14,783 and $13,705 for the three months ended September 30, 2020 and 2019, respectively, and $10,034 and $31,505 for the nine months ended September 30, 2020 and 2019, respectively. As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. Provisions have been made for federal, state, local or foreign income taxes on the results of operations generated by our consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include partnership losses for which no tax benefit is recognized, state taxes, changes in deferred tax valuation allowances and other permanent differences.

(Income) Loss of Associated Companies, Net of Taxes

The Company recorded income from associated companies, net of taxes of $3,194 and a loss from associated companies, net of taxes of $26,420 for the three and nine months ended September 30, 2020, respectively, as compared to a loss of $1,855 and income of $408 in the same periods of 2019. For the details of each of these investments and the related mark-to-market adjustments, see Note 8 - "Investments" to the Company's consolidated financial statements found elsewhere in this Form 10-Q.

Segment Analysis

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Diversified industrial net sales	$274,094	$281,120	$788,566	$862,090
Energy net revenue	22,378	44,147	75,282	126,665
Financial services revenue	33,535	45,813	109,496	123,853
Total revenue	$330,007	$371,080	$973,344	$1,112,608
Income (loss) from continuing operations before interest expense and income taxes:
Diversified industrial	$26,372	$(3,042)	$54,408	$27,609
Energy	(1,891)	954	(7,041)	(472)
Financial services	28,701	20,436	31,892	48,012
Corporate and other	5,972	28,697	(45,693)	53,887
Income from continuing operations before interest expense and income taxes	59,154	47,045	33,566	129,036
Interest expense	6,988	9,622	23,025	30,099
Income tax provision	14,783	13,705	10,034	31,505
Net income from continuing operations	$37,383	$23,718	$507	$67,432
(Income) loss of associated companies, net of taxes:
Corporate and other	$(3,194)	$1,855	$26,420	$(408)
Total	$(3,194)	$1,855	$26,420	$(408)
Segment depreciation and amortization:
Diversified industrial	$12,243	$11,927	$36,893	$35,449
Energy	3,669	4,309	11,156	13,174
Financial services	304	110	567	309
Corporate and other	39	41	119	114
Total depreciation and amortization	$16,255	$16,387	$48,735	$49,046

During the first quarter of 2020, the Company changed the measurement methods used to determine reported segment income or loss by allocating additional expenses from the Corporate and Other segment to the Diversified Industrial, Energy and Financial Services segments. The 2019 financial information has been recast to reflect these changes on a comparable basis. Accordingly, for the three months ended September 30, 2019, the Company allocated additional expenses of $2,692 and $424 to the Diversified Industrial and Energy segments, respectively, and allocated lower expenses to the Financial Services segment of $206, from the Corporate and Other segment. For the nine months ended September 30, 2019, the Company allocated additional expenses of $8,076 and $1,272 to the Diversified Industrial and Energy segments, respectively, and allocated lower expenses to the Financial Services segment of $618, from the Corporate and Other segment.

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

Diversified Industrial

Net sales for the three months ended September 30, 2020 decreased $7,026, or 2.5%, as compared to the same period of 2019. Excluding the favorable impact of precious metals prices during the quarter, the decrease was primarily due to lower sales volume from the performance materials and joining materials businesses, partially offset by growth from the electrical products business.

Segment operating income for the three months ended September 30, 2020 increased $29,414, as compared to the same period of 2019. Higher operating income for the 2020 period was primarily due to a $24,219 goodwill impairment charge in the third quarter of 2019 related to the packing business. Higher operating income from the 2020 period also resulted from lower SG&A driven by cost reduction actions, partially offset by lower gross profit as a result of declines in sales volume.

Net sales for the nine months ended September 30, 2020 decreased by $73,524, or 8.5%, as compared to the same period of 2019. The decline in net sales was primarily due to lower sales volume from the performance materials, electrical products and joining materials businesses, primarily due to the impact of COVID-19.

Segment operating income for the nine months ended September 30, 2020 increased by $26,799, or 97.1%, as compared to the same period of 2019. Higher operating income for the 2020 period was primarily due to the $24,219 goodwill impairment charge in the third quarter of 2019 related to the packaging business. Higher operating income from the 2020 period also resulted from lower SG&A driven by cost reduction actions, partially offset by an environmental reserve charge of $14,000 related to a legacy, non-operating site in the second quarter of 2020, as well as lower gross profit as a result of declines in sales volume, primarily due to the impact of COVID-19.

Energy

Net revenue for the three months ended September 30, 2020 decreased $21,769, or 49.3%, as compared to the same period of 2019. The decrease in net revenue was primarily due to the adverse effects that the decline in energy prices had on the oil services industry during the 2020 period.

Segment operating results for the three months ended September 30, 2020 decreased $2,845, as compared to the same period of 2019, primarily due to the lower sales volume, partially offset by lower SG&A driven by cost reduction actions initiated during 2020 as a result of the lower sales volume.

Net revenue for the nine months ended September 30, 2020 decreased by $51,383, or 40.6%, as compared to the same period of 2019. The decrease in net revenue was primarily due to the adverse effects that the decline in energy prices had on the oil services industry during the 2020 period.

Segment operating results for the nine months ended September 30, 2020 decreased by $6,569, as compared to the same period of 2019, primarily due to the lower sales volume and the $3,400 write-off of uncollectible trade receivables, partially offset by lower SG&A driven by cost reduction actions initiated during 2020 as a result of the lower sales volume.

Financial Services

Revenue for the three months ended September 30, 2020 decreased $12,278, or 26.8%, and $14,357, or 11.6%, in the nine months ended September 30, 2020, as compared to the same periods of 2019. The decreases were primarily due to decreases in interest income and fees due to lower origination volume, as compared to the same periods of 2019.

Segment operating results for the three months ended September 30, 2020 increased $8,265, or 40.4%, as compared to the same period of 2019. The increase was primarily due to the benefit from lower provision for loan losses of $20,914. Finance interest expense decreased $2,031 for the three months ended September 30, 2020, as compared to the same period of 2019. The lower provision for loan losses was due to the reversal of certain COVID-19 related qualitative and environmental factor reserves due to better than expected loan performance and higher than expected loan paydowns. The lower finance interest expense was due to a decrease in deposit balances and interest rates.

Segment operating income for the nine months ended September 30, 2020 decreased $16,120, or 33.6%, as compared to the same period of 2019. The lower operating income was primarily due to lower revenue, higher SG&A driven by increased credit performance fees associated with the larger loan balances, partially offset by lower personnel expenses driven by cost reduction actions due to the economic impact of COVID-19, lower finance interest expense of $3,247 and lower provision for loan losses of $1,709 for the nine months ended September 30, 2020. The lower finance interest expense was due to a decrease in interest rates and lower deposit balances. WebBank's allowance for loan losses has decreased in 2020, primarily driven by lower loan balances, partially offset by the impact of COVID-19.

Corporate and Other

Operating income was $5,972 for the three months ended September 30, 2020 and a loss of $45,693 for the nine months ended September 30, 2020, respectively, as compared to income of $28,697 and $53,887 for the three and nine months ended September 30, 2019. The fluctuations were primarily due to changes in investment gains and losses from both marketable securities and associated companies, and lower SG&A driven by cost reduction actions associated with the COVID-19 pandemic impact in the 2020 periods. Excluding the impact of investment gains and losses, Corporate SG&A decreased by $595 and $18,932 during the three and nine months ended September 30, 2020, respectively, as compared to the same periods of 2019, primarily due to the absence of a $12.5 million charge for a legal settlement associated with a historical acquisition during the nine months ended September 30, 2019 and the reduction and waiver of certain board and management fees during 2020.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows from continuing operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$296,230	$64,867
Net cash used in investing activities	(2,010,224)	(203,075)
Net cash provided by (used in) financing activities	1,717,259	(81,746)
Net change for the period	$3,265	$(219,954)

Cash Flows from Operating Activities

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2020 was $296,230. Net income from continuing operations of $507 was impacted by certain non-cash items and a net improvement of $151,090 relating to changes in operating assets and liabilities. The net cash provided by changes in operating assets and liabilities was primarily due to a $144,844 decrease in loans held for sale due to a reduction in loan originations at the end of the third quarter 2020, a net increase in accounts payable, accrued and other liabilities of $5,865 and a decrease in inventories of $1,444, partially offset by an increase in prepaid expenses and other assets of $1,041 and an increase of $22 in trade and other receivables. Net cash used in discontinued operations for the nine months ended September 30, 2020 was $1,649.

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2019 was $64,867. Net income from continuing operations of $67,432 was impacted by certain non-cash items and a net reduction of $67,445 relating to changes in operating assets and liabilities. The net cash used by changes in operating assets and liabilities was primarily due to an increase of $31,401 in trade and other receivables due to third quarter 2019 sales volume, as compared to the fourth quarter of 2018, an increase in inventories of $3,419 to support sales growth in the Diversified Industrial segment, an increase in prepaid expenses and other assets of $2,143 and an increase of $42,193 in loans held for sale due to the timing of loan originations, which can vary significantly from period-to-period since these loans are typically sold after origination, partially offset by a net increase in accounts payable, accrued and other liabilities of $11,711. Net cash used in discontinued operations for the nine months ended September 30, 2019 was $10,367.

Cash Flows from Investing Activities

Net cash used in investing activities of continuing operations for the nine months ended September 30, 2020 was $2,010,224. Significant items included an increase in loan originations, net of collections of $2,022,276, primarily due to PPP loans initiated during 2020, net cash paid for the Metallon, Inc. acquisition of $3,500, purchases of property, plant and equipment of $15,581, partially offset by proceeds from net sales of investments of $28,066 and from sales of assets of $3,067.

Net cash used in investing activities of continuing operations for the nine months ended September 30, 2019 was $203,075. Significant items included an increase in loan originations, net of collections of $136,614, primarily due to larger outstanding loan balances, net cash paid for the National Partners PFco, LLC acquisition of $45,559, purchases of property, plant and equipment of $26,523 and short position settlements of $14,611, partially offset by proceeds from net sales of investments of $19,965. Net cash used in investing activities from discontinued operations for the nine months ended September 30, 2019 was $2,585.

Cash Flows from Financing Activities

Net cash provided by financing activities of continuing operations for the nine months ended September 30, 2020 was $1,717,259. Significant items included other borrowings driven by the PPP loans of $2,159,721 during 2020, partially offset by a net decrease in deposits of $365,859, payments to redeem SPLP preferred units of $40,000, net revolver payments of $26,948 and term loan repayments of $8,181.

Net cash used in financing activities of continuing operations for the nine months ended September 30, 2019 was $81,746. Significant items included net revolver repayments of $53,498, term loan repayments of $7,305, cash used to purchase the Company's common units of $6,721 and a net decrease in deposits of $13,407. Net cash provided by financing activities from discontinued operations for the nine months ended September 30, 2019 was $2,595.

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

The Company's senior credit facility ("Credit Agreement") consists of a revolving credit facility in an aggregate principal amount not to exceed $500,000 and a $185,000 term loan with quarterly amortization equating to $2,500 per quarter. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, each as defined in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial covenants as of September 30, 2020. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire on November 14, 2022, and all outstanding amounts will be due and payable.

The Company has, and in the future may, increase its borrowings under the Credit Agreement as part of a precautionary approach to increase the Company's cash position and maximize its financial flexibility in light of the current volatility in the global markets resulting from the COVID-19 outbreak.

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

As of September 30, 2020, the Company's working capital was $244,250, as compared to working capital of $154,380 as of December 31, 2019. The Company's total availability under the Credit Agreement was approximately $254,354 as of September 30, 2020. During the nine-month period ended September 30, 2020, capital expenditures were $15,581, as compared to $26,523 for the same period of 2019. The Company currently expects full year capital expenditures in the range of $20,000 to $27,000 in 2020, as compared to $43,024 in 2019. The Company and its subsidiaries have ongoing commitments, which include funding of the minimum requirements of its subsidiaries' pension plans. On March 27, 2020, President Trump signed the CARES Act into law. As a result of the CARES Act, U.S. pension plan contributions that were expected to be made after March 2020 have been deferred until January 1, 2021. The Company currently expects to have required minimum contributions to its primary pension plans of $0 for the remainder of 2020, $62,600, $32,400, $25,900, $15,700 and $5,500 in 2021, 2022, 2023, 2024 and for the five years thereafter, respectively. As January 1, 2021 is a bank holiday, the Company is evaluating funding 2020 minimum pension contributions of $27,300 in December 2020. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events.

As an additional part of a comprehensive precautionary approach to increase the Company's cash position and maximize its financial flexibility in light of the current volatility in the global markets resulting from the COVID-19 outbreak, the Board of Directors of the Company's general partner unanimously approved the waiver of all board and management fees payable from March to June 2020 and a 25% reduction of fees in July 2020, with full restoration of board and management fees beginning in August 2020.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $122,126 and $125,047 in cash and cash equivalents, time deposits placed at other institutions and federal funds sold as of September 30, 2020 and December 31, 2019, respectively. WebBank had $40,000 in lines of credit from its correspondent banks as of both September 30, 2020 and December 31, 2019. WebBank had $15,377 and $21,287 available from the Federal Reserve discount window as of September 30, 2020 and December 31, 2019, respectively. Therefore, WebBank had a total of $177,503 and $186,334 in cash, lines of credit and access to the Federal Reserve Bank discount window as of September 30, 2020 and December 31, 2019, respectively, which represents approximately 27.9% and 19.4%, respectively, of WebBank's total assets, excluding PPP loans.

OTHER

Contractual Obligations

There were no material changes in the Company's contractual obligations as of September 30, 2020, as compared to those reported in the Company's annual report on Form 10-K for the year ended December 31, 2019, except for the payment of the preferred unit liability of approximately $40,000 on February 6, 2020 and the deferral of $27,300 of minimum required pension contributions from 2020 until 2021 under the CARES Act.

Critical Accounting Policies Update

The Company's consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts reported in the financial statements. The critical accounting policies and estimates that we believe are most critical to the portrayal of our financial condition and results of operations are reported in the "Critical Accounting Policies" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

As of September 30, 2020, the Company reviewed its goodwill, other intangible assets and long-lived assets for indicators of impairment as a result of the impact of the COVID-19 pandemic. As a result of the COVID-19 pandemic, the Company continues to believe there were indicators of impairment present for all these asset classes due to ongoing general deterioration in macroeconomic conditions, reduced cash flow projections and a significant decline in the Company's market capitalization since the beginning of the year. Therefore, we assessed whether it was more likely than not that our goodwill, other intangible assets and long-lived assets were impaired as of September 30, 2020. The Company reviewed its previous forecasts and assumptions based on its current projections that are subject to various risks and uncertainties, including forecasted revenues, expenses and cash flows, the duration and extent of the impact to our businesses from the COVID-19 pandemic and the reduction in the Company's market capitalization. Based on the Company's interim impairment assessment as of September 30, 2020, the Company determined that its goodwill, other intangible assets and long-lived assets are not impaired. However, as a result of the COVID-19 pandemic, it is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets are impaired. In addition, at September 30, 2020, the goodwill related to the Performance Materials reporting unit, which generates a significant percentage of its net sales from the aerospace industry, within the Diversified Industrial segment is at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to further declines in market conditions or customer demand. The goodwill related to the Energy reporting unit within the Energy segment is also at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to reductions in customer demand as a result of continued or sustained declines in the price of oil.

There were no other material changes to our critical accounting policies during the nine months ended September 30, 2020, as compared to those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk, as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, management, including the Principal Executive Officer and the Principal Financial Officer, concluded that as of September 30, 2020, the Company's disclosure controls and procedures were effective in ensuring that all information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to Company management, including the Principal Executive Officer and the Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Despite the fact that many of our employees are working remotely due to the COVID-19 pandemic, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

The Company and its subsidiaries are parties to a variety of legal actions arising out of the normal course of business and otherwise. For further information regarding our legal proceedings, see the description of legal and environmental matters set forth in Note 16 - "Commitments and Contingencies" to the SPLP consolidated financial statements included in Part I of this Form 10-Q and incorporated herein by reference.

Item 1A. Risk Factors

In addition to the risks and uncertainties discussed in this quarterly report on Form 10-Q, particularly those disclosed in Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations, see "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2019. There have been no material changes from the risk factors previously disclosed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except as set forth below:

The COVID-19 pandemic has adversely affected, and is expected to continue to pose risks to our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact.

We face risks related to outbreaks of infectious diseases, including the ongoing COVID-19 pandemic. COVID-19 has spread across the globe during 2020 and continues to impact economic activity worldwide. COVID-19 has caused disruption and volatility in the global capital markets and has authored an economic slowdown. In response to COVID-19, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, quarantines, curfews, shelter-in-place orders, recommendations to practice social distancing and other mandates that substantially restricted individuals' daily activities and curtailed or ceased many businesses' normal operations. As we follow the COVID-19 guidelines from the Centers for Disease Control and Prevention and other public health and governmental authorities concerning the health and safety of our personnel, these measures have resulted in attenuating activity and, in some cases, required temporary closures of certain of our facilities, among other impacts. The duration of these measures is unknown, may be extended and additional measures may be imposed.

These measures and the impact of COVID-19 has had a material adverse effect on the Company's results of operations, financial condition and liquidity. In particular, the continued spread of COVID-19 and efforts to contain the virus have:

•impacted customer demand of our businesses' products;
•caused disruptions in or closures of the Company's manufacturing operations or those of its customers and suppliers, however, as of the filing of this Form 10-Q, all of the Company's facilities were open and able to operate at normal capacities;
•caused the Company to experience an increase in costs as a result of the Company's emergency measures, delayed payments from customers and uncollectable accounts;
•caused delays and disruptions in the supply chain resulting in disruptions in the commercial operation of our businesses;
•caused limitations on the Company's employees' ability to work and travel, and many of the Company's employees are working remotely due to the COVID-19 pandemic;
•impacted availability of qualified personnel; and
•increased cybersecurity risks as remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

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

In the first quarter of 2020, crude oil prices fell sharply and dramatically, due in part to significantly decreased demand as a result of the COVID-19 pandemic and the announcement by Saudi Arabia of a significant increase in its maximum crude oil production capacity as well as the announcement by Russia that previously agreed upon oil production cuts between members of the Organization of the Petroleum Exporting Countries and its broader partners ("OPEC+") would expire on April 1, 2020, and the ensuing expiration thereof. On April 12, 2020, members of OPEC+ agreed to certain production cuts; however, these cuts are not expected to be enough to offset near-term demand loss attributable to the COVID-19 pandemic. The collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with oil oversupply and the lack of available storage capacity, has had, and is reasonably likely to continue to have, a material adverse impact on the demand for the services of our Energy segment, however, the Energy segment's results and operations have begun to stabilize and improve since the first quarter of 2020. The decline in our customers' demand for such services has had, and is likely to continue to have for the foreseeable future, a material adverse impact on the Company's financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

The Board of Directors of Steel Partners Holdings GP Inc., the general partner of SPLP, has approved the repurchase of up to an aggregate of 3,000,000 of the Company's common units ("Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. As of September 30, 2020, there were approximately 910,823 units that may yet be purchased under the Repurchase Program.

Item 6. Exhibits

Exhibit No.	Description

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 3, 2020	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.,
Its General Partner

		By:	/s/ Douglas B. Woodworth
Douglas B. Woodworth
Chief Financial Officer and Authorized Signatory
(Principal Financial and Principal Accounting Officer)