Form 10-K
period 2020-12-31
STEEL PARTNERS HOLDINGS L.P.
filed 2021-04-13
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35493
STEEL PARTNERS HOLDINGS L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3727655
(State of incorporation)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 32nd Floor
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 520-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on which Registered
Common units, no par value	SPLP	New York Stock Exchange
6.0% Series A Preferred Units	SPLP-PRA	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Units, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

1

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of our common units held by non-affiliates of registrant as of June 30, 2020 totaled approximately $56.5 million based on the then-closing unit price.

On April 9, 2021, there were 22,957,480 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for the 2021 Annual Meeting of Limited Partners are incorporated by reference into Part III of this annual report on Form 10-K.

2

STEEL PARTNERS HOLDINGS L.P.

As used in this annual report on Form 10-K (this "Report" or this "Form 10-K"), unless the context otherwise requires, the terms "we," "us," "our," "SPLP" and the "Company" refer to Steel Partners Holdings L.P., a Delaware limited partnership.

All dollar amounts used in this Report are in thousands, except for common and preferred unit and per common and preferred unit data, unless otherwise indicated.

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

Forward-looking statements are only predictions based upon the Company's current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by the statements. In particular, investors should read carefully the factors described in the "Risk Factors" in Part I, Item 1A of this Report, as summarized below under "Risk Factors Summary," for information regarding risk factors that could affect the Company's results. Any forward-looking statement made in this Report speaks only as of the date hereof, and investors should not rely upon forward-looking statements as predictions of future events. Except as otherwise required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

RISK FACTORS SUMMARY

Our business faces significant risks. In addition to the summary below, you should carefully review the factors described in "Risk Factors" in Part I, Item 1A of this Report. Summary of the risks that might cause actual results to differ from our expectations include, but are not limited to the following:

Risks Related to Our Business

•The novel Coronavirus ("COVID-19") pandemic has adversely affected, and is expected to continue to pose risks to our business, results of operations, financial condition and cash flows.
•We have identified material weaknesses in our internal control over financial reporting, which could, if not effectively remediated, adversely affect our results of operations and financial condition.
•Crude oil price declines may have a material and adverse effect on our results of operations or financial condition.
•Our results of operations may be adversely affected by fluctuations in commodity prices.
•Certain of the Company's subsidiaries sponsor defined benefit pension plans, which could subject the Company to substantial cash funding requirements in the future.
•We could incur significant costs, including remediation costs, as a result of complying with environmental laws or failing to comply with other extensive regulations, including banking regulations, to which our businesses are subject.
•Climate change legislation or regulations restricting emissions of greenhouse gases ("GHG") could result in increased costs and reduced demand for our services.
•WebBank operates in a highly regulated environment, and its lending programs are subject to extensive federal and state regulation. Ongoing legislative and regulatory actions may significantly affect our liquidity or financial condition.
•Future cash flows from operations or through financings may not be sufficient to enable the Company to meet its obligations under its senior credit facility, and this would likely have a material adverse effect on its businesses, financial condition and results of operations, and credit market volatility may affect our ability to refinance our existing debt, borrow funds under our existing lines of credit or incur additional debt.
•Our business strategy includes acquisitions, and acquisitions entail numerous risks, including the risk of management diversion and increased costs and expenses, all of which could negatively affect the Company's profitability.

•We may sustain losses in our investment portfolio, which could have an adverse effect on our results of operations, financial condition and liquidity.
•Rising interest rates may negatively impact our investments and have an adverse effect on our business, financial condition, results of operations and cash flows.
•The interest rates of our credit facilities are principally priced using a spread over LIBOR.
•Our businesses rely, and may rely, on their intellectual property and licenses to use others' intellectual property for competitive advantage. If our businesses are unable to protect their intellectual property, are unable to obtain or retain licenses to use others' intellectual property, or if they infringe upon or are alleged to have infringed upon others' intellectual property, it could have a material adverse effect on their financial condition, business and results of operations.
•We conduct business outside of the United States of America ("U.S."), which may expose us to additional risks not typically associated with companies that operate solely in the U.S.
•Recent and potential changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of materials and products used in our operations.
•Litigation or compliance failures could adversely affect our profitability.
•We may be subject to litigation as a result of our packaging business' administration and bankruptcy proceedings.
•A significant disruption in, or breach in security of, our technology systems could adversely affect our business.
•Current and proposed laws and regulations regarding the protection of personal data could result in increased risks of liability or increased cost to us or could limit our service offerings.
•Labor disputes may have an adverse effect on the Company's business.
•Loss of essential employees or an inability to recruit and retain experienced personnel could have a significant negative impact on our business.
•WebBank's status as lender of the loans it offers, and the ability of assignees to collect interest, may be challenged, and these challenges could negatively impact WebBank's ongoing and future business.
•WebBank is subject to capital requirements, and SPLP could be called upon by the Federal Deposit Insurance Corporation ("FDIC") to infuse additional capital into WebBank to the extent that WebBank fails to satisfy its capital requirements.
•WebBank's lending programs depend on relationships with marketing partners.
•WebBank is subject to risks of litigation from its borrowers or others regarding the processing of loans for the Paycheck Protection Program ("PPP") and risks that the Small Business Administration ("SBA") may not fund some or all Paycheck Protection Program loan guaranties.
•Economic downturns in various sectors could disrupt and materially harm our businesses.
•Our subsidiaries do not have long-term contracts with all of their customers, and the loss of customers with which we do not have long-term contracts could materially adversely affect our financial condition, business and results of operations.

Risks Related to Our Structure

•The unitholders have limited recourse to maintain actions against our general partner, our board of directors, our officers and our manager.
•Our partnership agreement contains certain provisions that may limit the voting rights of some unitholders.
•We may have conflicts of interest with the minority shareholders of our businesses and decisions may need to be made by disinterested directors, without the participation of directors or officers associated with our manager and the Company. These decisions may be different from the decisions we would make, and may or may not be in the best interests of our unitholders.
•There are certain interlocking relationships among us and certain affiliates of Warren G. Lichtenstein, our Executive Chairman, which may present potential conflicts of interest.
•Certain members of our management team may be involved in other business activities that may involve conflicts of interest, possibly diverting their attention from the Company's operations.

Risks Related to Our Manager

•We depend on Warren G. Lichtenstein, the Chairman and Chief Executive Officer, and Jack L. Howard, the President of our manager, in running our businesses. The loss of their services could have a material adverse effect on our business, results and financial condition.
•We cannot determine the amount of the management fee that will be paid or Class C partnership units that will be issued over time with any certainty.
•Our manager's liability is limited under our management agreement, and we have agreed to indemnify our manager against certain liabilities. Such indemnification may incentivize our manager to take unnecessary risks with respect to actions for which it will be indemnified.

Risks Related to our Common and Preferred Units

•We may issue additional common or preferred units, or other series of units, in the future without the consent of unitholders and at a discount to the market price of such units. In particular, sales of significant amounts of the common or preferred units may cause the respective prices of the units to decline.
•Transfer restrictions contained in the Company's partnership agreement and other factors could hinder the development of an active market for our common or preferred units.

Risks Related to Taxation

•Our common unitholders may be subject to U.S. federal, state and other income tax on their share of our taxable income, regardless of whether they receive any cash distributions from us.
•The Bipartisan Budget Act of 2015 ("Centralized Partnership Audit Regime") may subject unitholders to Internal Revenue Service ("IRS") initiated tax adjustments for prior years on their personal tax returns.
•U.S. government tax reform could have a negative impact on the results of future operations.
•Our tax treatment is not assured. If we are taxed as a corporation, it could adversely impact our results of operations.
•Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available.
•Tax-exempt entities face unique tax issues from owning common units that may result in adverse tax consequences to them.
•Our subsidiaries may not be able to fully utilize their tax benefits, which could result in increased cash payments for taxes in future periods.

Item 1. Business

The Company

Steel Partners Holding L.P. (together with its subsidiaries, referred to herein as "SPLP") is a diversified global holding company that owns and operates businesses and has significant interests in various companies, including diversified industrial products, energy, banking, defense, direct marketing, supply chain management and logistics and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other. Each of our companies has its own management team with significant experience in their industries. Our subsidiary, Steel Services Ltd ("Steel Services"), through management services agreements, provides services to us and some of our companies, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. We work with our businesses to increase corporate value over the long term for all stakeholders by implementing our unique strategy discussed in more detail below.

SPLP is managed by SP General Services LLC ("Manager"), pursuant to the terms of an amended and restated management agreement ("Management Agreement") discussed in further detail in Note 21 – "Related Party Transactions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K. From its founding in 1990, the Manager and its affiliates have focused on increasing value for investors in the businesses it has managed. Our wholly-owned subsidiary, Steel Partners Holdings GP Inc. ("General Partner"), is our general partner. The General Partner has a board of directors ("Board of Directors"). The Board of Directors is currently comprised of eight members, six of whom are elected annually by our unitholders and two of whom are appointed by the Manager. Warren G. Lichtenstein, the Executive Chairman of our Manager, serves as the Executive Chairman of the Board of Directors.

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

Tubing - The Tubing business manufactures a wide variety of stainless and low carbon steel tubing products. The Tubing business manufactures some of the world's longest continuous seamless stainless steel tubing coils, up to 6,000 feet, serving primarily the petrochemical and oil and gas infrastructure markets. We believe that the Tubing business is also a leading manufacturer of mechanical and fluid-carrying welded low carbon tubing used for diverse industries, including the automotive, heavy truck, heating, cooling and oil and gas markets. Products are delivered in continuous lengths from 2 inches to 30,000 feet in coil, cut or spool packaging styles.

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

Performance Materials - The Performance Materials business manufactures woven substrates of fiberglass, quartz, carbon and aramid materials for specialty applications in a wide expanse of markets requiring highly engineered components. Its products are used in a wide range of advanced composite applications, such as commercial and military aerospace components, printed electronic circuit boards, automotive and industrial components, and substrates for commercial and military armor applications.

Electrical Products - The Electrical Products business designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic equipment, and custom ball-screws, gears and gearboxes used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, specialty LED lighting, test and measurement, and telecom applications. Its products are generally incorporated into larger systems to improve operating performance, safety, reliability and efficiency.

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

Metallized Films and Packaging - The Metallized Films business includes Dunmore Corporation in the U.S. and Dunmore Europe GmbH in Germany (collectively, "Dunmore"), which manufacture and distribute coated, laminated and metallized films for engineered applications in the imaging, aerospace, insulation and solar photo-voltaic markets and also provide products for custom and special applications. The Packaging Business included API Group Limited ("API"), which manufactured and distributed foils, films and laminates used to enhance the visual appeal of products and packaging to various industries. On January 31, 2020, the Company announced that API and certain of its affiliates commenced administration proceedings in the United Kingdom ("U.K."). The purpose of the administration proceedings is to facilitate an orderly sale or wind-down of its U.K. operations. In the U.S., API Americas Inc. voluntarily filed for Chapter 11 proceedings in Bankruptcy Court on February 2, 2020 in order to facilitate the sale or liquidation of its business in the U.S. The Company deconsolidated API on January 31, 2020, as it no longer held a controlling financial interest as of that date. Refer to Note 6 - "Discontinued Operations" to the SPLP consolidated financial statements for further information on API.

Energy Segment

The Energy segment provides drilling and production services to the oil and gas industry and owns a youth sports business. Below is additional information related to the consolidated businesses within the Energy segment.

Steel Energy - The Energy business provides completion, recompletion and production services to exploration and production companies in the oil and gas business. The services provided include well completion and recompletion, well maintenance and workover, flow testing, down hole pumping, plug and abandonment, well logging and perforating wireline services. The Energy segment primarily provides its services to customers' extraction and production operations in North Dakota and Montana in the Bakken basin, Colorado and Wyoming in the Niobrara basin, Texas in the Permian basin and New Mexico in the San Juan basin. It relies primarily on its local operations to sell and market its services.

Steel Sports - Steel Sports is a social impact company committed to creating a new standard in youth sports and coaching while forging the next generation of leaders. The organization strives to provide a first-class youth sports experience emphasizing positive experiences and instilling the core values of teamwork, respect, integrity and commitment.

Financial Services Segment

Through our subsidiary WebFinancial Holding Corporation, we own 100% of WebBank, which is an FDIC insured state chartered industrial bank headquartered in Utah. WebBank is subject to comprehensive regulation, examination and supervision of the FDIC and the State of Utah Department of Financial Institutions ("UDFI"). WebBank is not considered a "bank" for Bank Holding Company Act purposes and, as such, SPLP is not regulated as a bank holding company. WebBank's deposits are insured by the FDIC up to maximum allowed by law. WebBank engages in a full range of banking activities including originating loans, issuing credit cards and taking deposits that are federally insured. WebBank originates and funds consumer and small business loans through lending programs with unaffiliated companies that market and service the programs ("Marketing Partners"), where the Marketing Partners subsequently purchase the loans (or interests in the loans) that are originated by WebBank. WebBank also has private-label financing programs that are branded for a specific retailer, manufacturer, dealer channel, proprietary network and bank card programs. WebBank participates in syndicated commercial and industrial as well as asset based credit facilities and asset based securitizations through relationships with other financial institutions. Through its subsidiary, National Partners PFco, LLC ("National Partners"), WebBank provides commercial premium finance solutions for national insurance brokerages, independent insurance agencies and insureds in key markets throughout the U.S. National Partners was acquired in April 2019.

During the year ended December 31, 2020, WebBank issued loans, primarily with one of its lending partners, under the SBA's PPP, authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. As of December 31, 2020, the total PPP loans and associated liabilities are $2,047,769 and $2,090,223, respectively, and are included on the consolidated balance sheet as of December 31, 2020.

Corporate and Other

Corporate and Other consists of several consolidated subsidiaries, including Steel Services, as well as equity method and other investments, and cash and cash equivalents. Its income or loss includes certain unallocated general corporate expenses. Steel Services has management services agreements with certain of our consolidated subsidiaries and other related companies. For additional information on these service agreements see Note 21 - "Related Party Transactions" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

Business Strategy

We are focused on reducing costs, including but not limited to our corporate overhead, and the sale of non-core assets. We expect the savings and proceeds will be used to pay down debt and repurchase our units. We continuously evaluate the retention and disposition of existing operations, as well as investigate possible strategic acquisitions. We continue to focus on simplifying our organizational structure and improving our free cash flow and our returns on invested capital.

We strive to enhance the business operations of our companies through balance sheet improvements, strategic allocation of capital, and operational and growth initiatives. We use a set of tools and processes called the Steel Business System to drive operational and commercial efficiencies across each of our businesses. The Steel Business System utilizes a strategy deployment process to execute strategic initiatives for each of our businesses to improve their performance, including objectives relating to manufacturing improvement, idea generation, product development, and global sourcing of materials and services. Our operational initiatives include creating efficiencies through consolidated purchasing and materials sourcing provided by the Steel Partners Purchasing Council, which arranges shared purchasing programs and is reducing costs for, and providing other benefits to, a number of our companies. We are focused on reducing corporate overhead of our companies by centralizing certain administrative and corporate services through Steel Services, which provides management, consulting and advisory services.

Raw Materials

The raw materials used by the businesses within the Diversified Industrial segment are as follows:

The Joining Materials business uses precious metals such as silver, gold and palladium to produce certain of its products. These precious metals are generally obtained under a consignment arrangement with a financial institution. In addition to precious metals, the raw materials used in the Joining Materials, Tubing, Building Materials, Electrical Products and Kasco businesses consist principally of stainless, silicon and carbon steel, aluminum, copper, tin, nickel alloys, a variety of high-performance alloys, permanent magnets, electronic and electrical components, chemicals and various plastic compositions. The raw materials used in the operations of the Performance Materials business consist principally of fiberglass, quartz and aramid yarns. The raw materials used in the Metallized Films business consist principally of polyester scrim fabric, PET film, organic solvents, aluminum, resins, pigments and adhesives. Raw materials are generally purchased at open market prices from domestic and foreign suppliers. The Diversified Industrial segment businesses have not experienced any significant problem in obtaining the necessary quantities of raw materials. Prices and availability, particularly of raw materials purchased from foreign suppliers, are affected by world market conditions and government policies. The Company enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts. The raw materials used by these businesses are generally readily available from more than one source.

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

Intellectual Property

The Company's businesses depend in part on trademarks and patents that they own, or their licenses to use others' brand names, proprietary technology and manufacturing techniques. In addition to trademark and patent protection, these businesses rely on copyrights, trade secrets, confidentiality procedures and contractual provisions to protect their intellectual property rights.

Capital Investments

SPLP believes that in order to be and remain competitive, its businesses must continuously strive to increase revenue, improve productivity and product quality, and control and/or reduce manufacturing costs. Accordingly, SPLP expects to continue to make capital investments that reduce overall manufacturing costs, improve the quality of products produced and services provided and broaden the array of products offered to the industries it serves, as well as replace equipment as necessary to maintain compliance with environmental, health and safety laws and regulations. SPLP's capital expenditures for 2020 and 2019 were $23,226 and $39,816, respectively. SPLP anticipates funding its capital expenditures in 2021 from funds generated by operations and borrowed funds.

Employees

As of December 31, 2020, the Company employed approximately 4,300 employees worldwide. Of these employees, 620 were covered by collective bargaining agreements, all in the Diversified Industrial segment. The Energy segment also hires additional full-time and part-time employees during peak seasonal periods.

Human Capital Management

Human capital management is a key driver of the Company's success, and we are committed to a work environment in which everyone is treated fairly with dignity and respect. The Company's core values are Teamwork, Respect, Integrity and Commitment. By embracing its core values, the Company strives to create an environment where its employees can all be productive, innovative and true to themselves. Our Code of Business Conduct and Ethics establishes the baseline requirements of our integrity and compliance program and aims to promote an environment where everyone is treated fairly with dignity and respect.

The following programs are crucial to support and work to improve the Company's workplace environment:

•Steel Grow Program: The Company began the Steel Grow initiative (1) to formalize employee development throughout Steel Partners with the goal of identifying its high performing employees and (2) to recruit, retain and reward the best talent available for the Company, in each case, without discrimination or harassment on the basis of race, color, religion, age, gender, gender identity, sexual orientation, national origin, citizenship, disability, marital status, pregnancy (including unlawful discrimination on the basis of a legally protected pregnancy/maternity leave), veteran status, genetic information or any other characteristic protected by law. Management is committed to promoting from within when the opportunity is right for the employee and the Company, and in 2020 we promoted over 300 employees.

•Diversity, Equity and Inclusion Program: In 2020, we conducted a comprehensive Diversity, Equity and Inclusion review in the U.S. with plans for a comprehensive global rollout in 2021. Guided by our core values, we are committed to creating a company where everyone is included and respected, and where we support each other in reaching our full potential individually and as a company.

•Steel Wellness Council: Our Steel Wellness Council, with representatives from all our businesses, focuses on sharing best practices that maximize the overall wellness of employees, empowering them to help create positive change in communities where we work and live. Our initiatives include mental, physical and financial wellbeing along with healthcare education and community support. Community support includes using our coaching system to enhance the education of our employees who coach and lead children in our communities.

•Steel Environmental Health and Safety Council: The Steel Environmental Health and Safety Council is comprised of the health and safety teams at the Company's affiliate companies and representatives from the legal and human resources departments who are dedicated to the safety of our people.

Employee Safety and Well Being

The COVID-19 pandemic continues to impact lives and businesses worldwide, and the Company continues to take actions to ensure its employees' health and safety. Many of our office workers continue to telecommute; however, where our essential workers continue at our facilities, the Company has established a number of safety protocols, including face coverings, barriers and physical distance requirements, along with enhanced cleaning, temperature checks, work zones and quarantines as situations require. Our COVID-19 Task Force meets regularly to share good practices and create risk mitigation plans and resource guides to safeguard our employees and their families.

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

These laws and regulations are constantly evolving and may be interpreted, applied, created or amended in a manner that could harm our businesses. We believe that we are in compliance in all material respects with all such laws and regulations and that we have obtained all material licenses and permits that are required for the operation of our businesses. For more information regarding regulatory risks, see the information in Part I, Item 1A, Risk Factors - Risks Related to our Business and Risks Related to Taxation, of this Report and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Environmental Liabilities.

Other Information

The amounts of revenue, earnings before interest and taxes, and identifiable assets attributable to the aforementioned business segments and additional information regarding SPLP's investments are included in Note 22 - "Segment Information" and Note 11 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

Our common units are quoted on the New York Stock Exchange under the symbol "SPLP." Our business address is 590 Madison Avenue, 32nd Floor, New York, New York 10022, and our telephone number is (212) 520-2300. Our website is www.steelpartners.com. We use our website as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, filings with the U.S. Securities and Exchange Commission ("SEC"), and public conference calls and webcasts. The information contained in, or that can be accessed through, the website is not part of this Form 10-K. This Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through our website as soon as reasonably practicable after those materials have been electronically filed with, or furnished to, the SEC.

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

We face risks related to outbreaks of infectious diseases, including the ongoing COVID-19 pandemic. COVID-19 spread across the globe during 2020 and continues to impact economic activity worldwide. COVID-19 has caused disruption and volatility in the global capital markets and precipitated an economic slowdown. In response to COVID-19, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, quarantines, curfews, shelter-in-place orders, recommendations to practice social distancing and other mandates that substantially restricted individuals' daily activities and curtailed or ceased many businesses' normal operations. As we follow the COVID-19 guidelines from public health and governmental authorities concerning the health and safety of our personnel, these measures have resulted in reduced activity and, in some cases, required temporary closures of certain of our facilities, among other impacts. The duration of these measures is unknown, may be extended and additional measures may be imposed.

These measures and the impact of COVID-19 have had an adverse affect on the Company's results of operations, financial condition and liquidity. In particular, the continued spread of COVID-19 and efforts to contain the virus have:

•impacted customer demand for our businesses' products;
•caused disruptions in or closures of the Company's manufacturing operations or those of its customers and suppliers, (however, as of the filing of this Form 10-K, all of the Company's facilities were open and able to operate at normal capacities);

•caused the Company to experience an increase in costs as a result of the Company's emergency measures, delayed payments from customers and uncollectible accounts;
•caused delays and disruptions in the supply chain resulting in disruptions in the commercial operation of our businesses;
•limited the Company's employees' ability to work and travel and caused many of the Company's employees to work remotely;
•impacted availability of qualified personnel; and
•increased cybersecurity risks as remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

Due to the evolving and highly uncertain nature of this event, we cannot predict at this time the full extent to which the COVID-19 pandemic will continue to impact adversely our business, results and financial condition, which will depend on many factors that are not known at this time. These include, among others, the extent of harm to public health, the continued disruption to the manufacturing of and demand for our businesses' products, and the impact of the global business and economic environment on liquidity and the availability of capital. We are staying in close communication with our employees, customers and suppliers, and acting to mitigate the impact of this dynamic and evolving situation, but there is no guarantee that we will be able to do so.

We have identified material weaknesses in our internal control over financial reporting, which could, if not effectively remediated, adversely affect our results of operations and financial condition.

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP. Under the direction of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our disclosure controls and procedures and internal control over financial reporting. As a result of this evaluation, management identified control deficiencies that constituted material weaknesses in our internal control over financial reporting. Because of the material weaknesses identified in 2020, our management concluded that we did not maintain effective disclosure controls and procedures and internal control over financial reporting as of December 31, 2020.

These material weaknesses resulted in revisions to our consolidated financial statements for the current year interim and prior annual and interim periods. Accordingly, impacted financial statements have been revised in this Annual Report on Form 10-K. While we believe we have made appropriate judgments in revising restated financial statements, there is a risk that we may have to further restate such financial statements or take other actions not currently contemplated. Additionally, we are actively engaged in developing and implementing a remediation plan designed to address these material weaknesses. Any failure to implement effective internal control could harm our operating results or cause us to fail to meet our reporting obligations. Further revisions of our prior financial statements, failure to remediate our internal control or failure to maintain effective internal control in the future, among other things, could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common and preferred units and limit our ability to raise capital, and may require us to incur additional costs to improve our internal control system. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC and other regulatory authorities or private litigation, which could require additional financial and management resources.

Crude oil prices declined significantly in the first quarter of 2020 and, if oil prices continue to decline or remain at current levels for a prolonged period, our operations and financial condition may be materially and adversely affected.

In the first quarter of 2020, crude oil prices fell sharply and dramatically, due in part to significantly decreased demand as a result of the COVID-19 pandemic and the announcement by Saudi Arabia of a significant increase in its maximum crude oil production capacity as well as the announcement by Russia that previously agreed upon oil production cuts between members of the Organization of the Petroleum Exporting Countries and its broader partners ("OPEC+") would expire on April 1, 2020, and the ensuing expiration thereof. On April 12, 2020, members of OPEC+ agreed to certain production cuts; however, these cuts were subsequently scaled back in June 2020 and again in December 2020, and the market continues to experience demand loss and uncertainty attributable to the COVID-19 pandemic. Although oil prices have made a partial recovery since the first quarter of 2020, the collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with oil oversupply and the lack of available storage capacity, has had, and is reasonably likely to continue to have, a significant adverse impact on demand for the services of our Energy segment. The decline in our customers' demand for such services has had, and is likely to continue to have for the foreseeable future, a significant adverse impact on the Company's financial condition, results of operations and cash flows.

Our results of operations are affected by fluctuations in commodity prices.

In the normal course of business, our operations, particularly those of our Diversified Industrial segment, are exposed to market risk or price fluctuations related to the purchase of commodities used as raw materials, such as precious metals, steel products and certain non-ferrous metals. The availability of, and prices for, these raw materials are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute metals, the U.S. dollar exchange rate, production costs of U.S. and foreign competitors, anticipated or perceived shortages, and other factors. Precious metal prices, including prices for gold and silver, have fluctuated significantly in recent years.

Higher commodity prices increase our costs of production and, to the extent customers delay or decrease their purchases of our products as a result of cost increases or we are otherwise unable pass cost increases on to our customers, our results of operations and financial condition could be materially adversely effected. The Company is also exposed to the effects of price fluctuations on the value of its commodity inventories, in particular, its precious metal inventory. Adjustments to our inventory carrying values could have a negative impact on our profitability and cash flows. Additionally, if commodity prices significantly decline for a sustained period of time, the net realizable value of our existing inventories could be reduced or we may have to take impairments on our inventories, and our results of operations could be adversely affected. For more information, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk - Risks Relating to Commodity Prices.

Certain of the Company's subsidiaries sponsor defined benefit pension plans, which could subject the Company to substantial cash funding requirements in the future.

The Company's ongoing operating cash flow requirements include arranging for the funding of the minimum requirements of its subsidiaries' defined benefit pension plans. The Company is generally jointly and severally liable for such subsidiaries' underfunded pension liabilities. The performance of the financial markets and interest rates (given the mix of investment assets in the plan), as well as health care trends and associated mortality rates, impact our defined benefit pension plan expense and funding obligations. Significant changes in these factors, including adverse changes in discount rates, investment losses on plan assets and increases in participant life expectancy, may increase our funding obligations and adversely impact our financial condition. Required future contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentences, as well as other changes such as any plan termination or other acceleration events. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for additional information.

We could incur significant costs, including remediation costs, as a result of complying with environmental laws or failing to comply with other extensive regulations, including banking regulations, to which our businesses are subject.

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

Many of the customers in our Energy segment utilize hydraulic fracturing services, which is the process of creating or expanding cracks, or fractures, in formations underground where water, sand and other additives are pumped under high pressure into the formation. Although our Energy segment is not a provider of hydraulic fracturing services, many of its services complement the hydraulic fracturing process. Fracturing regulations vary widely because they are regulated at the state level. States continue to evaluate fracturing activities and their impact on the environment. Legislation for broader federal regulation of hydraulic fracturing operations and the reporting and public disclosure of chemicals used in the fracturing process could be enacted. Additionally, the U.S. Environmental Protection Agency ("EPA") has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel under the Safe Drinking Water Act. Our Energy segment's customers' operations could be adversely affected if additional regulation or permitting requirements were to be required for hydraulic fracturing activities, which could have an adverse effect on our results of operations.

As discussed above, our businesses must comply with substantial additional regulations. Failure to comply with these or any other regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to manufacture, import, export and sell products and services, disbarment from selling to certain federal agencies, damage to our reputation and loss of customers and could cause us to incur significant legal and investigatory fees. Compliance with these and other regulations may also require us to incur significant expenses. The products and operations of our businesses are also often subject to the rules of industrial standards bodies such as the International Organization for Standardization (ISO), and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our financial condition.

Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased costs and reduced demand for our services in our Energy business.

U.S. federal, regional and state, in addition to international and multilateral, government bodies are taking actions to monitor, limit, restrict and/or eliminate emissions of GHG. Our Energy business's operations, as well as the operations of its customers, are therefore subject to multifaceted risks linked to the production and processing of fossil fuels and emissions of GHG.

In the U.S., no comprehensive climate change legislation has been implemented federally. However, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and reporting of GHG emissions from certain petroleum and natural gas system sources, implement standards directing the reduction of methane from certain facilities in the oil and gas sector, and together with the U.S. Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation domestically. Additionally, various states have adopted or are considering adopting legislation and regulation focused on GHG cap and trade programs, carbon taxes, reporting and tracking programs and emissions limits. U.S. President Joseph Biden administration's nascent climate agenda focuses on the federal government's regulatory efforts to reduce GHG emissions from stationary and mobile sources, including a recent pause on new federal leasing for oil and gas development. Fossil fuel producers also face increasing litigation risks from local governments and financial risks from liquidity sources that have become more attentive to sustainability, such as shareholders who may shift their investments into other sectors and institutional lenders who may stop funding fossil fuel companies.

These changes in the investing and financing markets, and adoption and implementation of new or more stringent GHG-related legislation or regulation on the oil and gas sector, may increase costs or reduce demand for oil and gas businesses, which could in turn reduce demand for our Energy business's well servicing, workover and other services. Additionally, political, litigation and financial risks may result in the oil and gas customers of our Energy business restricting or cancelling production activities, incurring liability in connection with climate-related changes or impairing their ability to continue operating economically, which also could lower demand for that business's services. Thus, one or more of these developments could have a material adverse effect on our Energy business's financial condition and/or results of operations.

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

The consumer and business lending programs offered by WebBank are subject to extensive legal requirements at the federal and state levels. Among the laws that may be applicable to some or all of the programs offered by WebBank are:

•the Federal Truth in Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to borrowers regarding the terms of their loans;

•the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), the Federal Trade Commission Act and state laws that prohibit unfair, deceptive, or abusive acts or practices;
•the Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination in the extension of credit on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act;
•the Fair Credit Reporting Act, which governs the use of credit reports and the reporting of information to credit bureaus, and imposes restrictions on the marketing of credit products through prescreened solicitations based on credit report information;
•the Electronic Fund Transaction Act and Regulation E promulgated thereunder, which requires certain disclosures and imposes certain requirements on banks that provide electronic transfers of funds for consumers;
•the Servicemembers Civil Relief Act and the Military Lending Act, which impose rate limitations and other requirements in connection with the credit obligations of active duty military personnel and certain of their dependents;
•federal and state laws relating to privacy and the safeguarding of personally identifiable consumer information and data breach notification;
•the Bank Secrecy Act, which relates to compliance with anti-money laundering, customer due diligence and record-keeping policies and procedures; and
•laws governing the permissibility of the interest rates and fees that are charged to borrowers.

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

The U.S. Congress and state legislatures and federal and state regulatory authorities continually review banking laws, regulations and policies for possible changes. The new presidential administration has installed a new Acting Director of the CFPB and nominated a new Director who, as of April 12, 2021, is subject to Senate confirmation. The CFPB may revise or enact new regulatory requirements or revise or adopt new regulatory interpretations that could affect WebBank, its Marketing Partners and programs. The new administration may make other agency changes that could also affect WebBank. The FDIC recently adopted a final rule codifying its practices for supervising certain industrial banks and their parent companies. Although the rule does not directly apply to us or to WebBank at this time, the potential impact that the rule may have on our business, financial condition or results of operations in the future remains uncertain. We cannot predict whether additional legislation or regulations will be enacted and, if enacted, the effect that it would have on our business, financial condition or results of operations.

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

As of December 31, 2020, the Company had $336,289 available under its senior credit facility and $332,350 of outstanding indebtedness under this credit facility. There can be no assurances that the Company or its subsidiaries will continue to have access to their lines of credit if their financial performance does not satisfy the financial covenants set forth in the applicable financing agreements. If the Company or its subsidiaries do not meet certain of its financial covenants, and if they are unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, their ability to access available lines of credit could be limited, their debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

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

In addition, once completed, acquisitions entail further risks, including: unanticipated costs and liabilities of the acquired businesses, including environmental liabilities, that could materially adversely affect our results of operations; increased regulatory compliance relating to the acquired business; difficulties in assimilating acquired businesses, their personnel and their financial reporting systems, which would prevent the expected benefits from the transaction from being realized within the anticipating time frame; negative effects on existing business relationships with suppliers and customers; and loss of key employees of the acquired businesses. In addition, any future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities and amortization expense related to intangible assets, which could have a material adverse effect on our business, financial condition, operating results and cash flows, or the issuance of additional equity, which could dilute our unitholders' interests.

There can be no assurance that we will be able to negotiate any pending acquisition successfully (including our proposed acquisition of all outstanding shares of common stock of Steel Connect, Inc. ("Steel Connect"), for which we have sent a non-binding expression of interest), receive the required approvals for any acquisition or otherwise conclude any acquisition successfully, or that any acquisition will achieve the anticipated synergies or other positive results. If our acquisition strategy is not successful or if acquisitions are not well integrated into our existing operations, the Company's profitability, business and financial condition could be negatively affected.

We may sustain losses in our investment portfolio, which could have an adverse effect on our results of operations, financial condition and liquidity.

A portion of our assets consists of equity securities which are adjusted to fair value each period, as well as other investments. An adverse change in economic conditions or setbacks unique to such companies, their operations or business models may result in a decline in the value of these investments. Such declines in value are principally recognized in net income or loss in accordance with current accounting principles generally accepted in the U.S. ("U.S. GAAP"). Any adverse changes in the financial markets and declines in value of our investments may result in additional losses and could have an adverse effect on our results of operations, financial condition and liquidity.

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

As more fully described in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk of this Report, WebBank derives a portion of its income from the excess of interest collected over interest paid. The rates of interest WebBank earns on assets and pays on liabilities generally are established contractually for a period of time. Market interest rates change over time. Accordingly, WebBank's results of operations, like those of most financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of its assets and liabilities. WebBank monitors and measures its exposure to changes in interest rates in order to comply with applicable government regulations and to limit the risk that changing interest rates could have a negative impact on its results of operations. There can be no assurance, however, that, in the event of adverse changes in interest rates, WebBank's efforts to limit interest rate risk will be successful.

The interest rates of our credit facilities are principally priced using a spread over LIBOR.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in our credit facilities such that the interest due to our lenders is calculated using LIBOR. Most of our credit facilities contain a stated minimum value for LIBOR, and as of December 31, 2020, the Company had $333,523 in outstanding indebtedness tied to LIBOR.

In 2017, the U.K.'s Financial Conduct Authority ("FCA"), which regulates the LIBOR administrator, previously announced that it intends to phase out LIBOR by the end of 2021. However, for U.S. dollar LIBOR, it now appears that the relevant date may be deferred to June 30, 2023 for the most common tenors (overnight and one, three, six and 12 months). As to those tenors, the LIBOR administrator has published a consultation regarding its intention to cease publication of U.S. dollar LIBOR as of June 30, 2023 (instead of December 31, 2021, as previously expected), apparently based on continued rate submissions from banks. The FCA and other regulators have stated that they welcome the LIBOR administrator's action. An extension to 2023 would mean that many legacy U.S. dollar LIBOR contracts would terminate before related LIBOR rates cease to be published. However, the same regulators emphasized that, despite any continued publication of U.S. dollar LIBOR through June 30, 2023, no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. Moreover, the LIBOR administrator's consultation also relates to the LIBOR administrator's intention to cease publication of non-U.S. dollar LIBOR after December 31, 2021. Although the foregoing may provide some sense of timing, there is no assurance that LIBOR, of any particular currency and tenor, will continue to be published until any particular date. It is unclear if new methods of calculating LIBOR will be established such that it continues to exist or if replacement conventions will be developed. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities ("SOFR"). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR is uncertain. At this time, due to a lack of consensus existing as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on our liquidity or interest expense. If LIBOR ceases to exist, we may need to renegotiate our credit agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. Additionally, these changes may have an adverse impact on the amount of interest earned on the Company's loan portfolio.

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

We conduct business and have operations or own interests in securities of companies with operations outside the U.S. These operations have additional risks, including risks relating to currency exchange, changes in tariffs, less developed or efficient financial markets than in the U.S., absence of uniform accounting, auditing and financial reporting standards, differences in the legal and regulatory environment, different publicly available information in respect of companies in non-U.S. markets, economic and political risks, public health crises (such as the ongoing coronavirus outbreak) and possible imposition of non-U.S. taxes. We may also be adversely affected by regulatory changes and economic conditions following "Brexit" (the U.K.'s exit from the European Union ("E.U."), which took effect on January 31, 2020) and the implementation of the E.U.-U.K. Trade and Cooperation Agreement beginning January 1, 2021, including uncertainties as to its effect on trade laws, tariffs and taxes, which could create instability and volatility in the global financial and currency markets. There can be no assurance that adverse developments with respect to such risks will not adversely affect our assets that are held in certain countries or the returns from these assets.

We also face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, U.S. laws such as export control laws and the Foreign Corrupt Practices Act, and similar laws in other countries which also prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently breached. Also, we may be held liable for actions taken by our local partners. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers or our employees, administrative remedies and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products and services in one or more countries.

Recent and potential changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of materials and products used in our operations.

The federal government has created significant uncertainty about the future relationship between the U.S. and other countries with respect to trade policies, taxes, government regulations and tariffs. The former U.S. presidential administration signaled support for implementing and, in some instances, proposed or took action with respect to major changes to certain trade policies in an effort to encourage U.S. production, including tariffs on imports from China, Mexico, Canada and other countries. These new or increased tariffs or duties were imposed on an array of imported materials and goods used in connection with our operations. Foreign governments have responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods and may consider other measures. However, it remains unclear what additional actions, if any, will be taken by the new U.S. administration or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the U.S., tax policy related to international commerce or other trade matters. These trade conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our operating costs, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies, and, individually or in the aggregate, materially and adversely affect our business and our consolidated financial results.

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

We may be subject to litigation as a result of our packaging business' administration and bankruptcy proceedings.

As previously disclosed in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2019, declines in the financial and operating results of our packaging business resulted in non-cash goodwill impairment charges. The packaging business continued to decline during the fourth quarter of 2019. API and certain of its affiliates commenced administration proceedings in the U.K. on January 31, 2020, and API Americas Inc. commenced bankruptcy proceedings in the U.S. on February 2, 2020 (collectively, "Proceedings"). Negative events or publicity associated with the Proceedings could adversely affect relationships with our suppliers, service providers, customers, employees and other third parties, which in turn could adversely affect our operations and financial condition. In addition, we may be subject to increased litigation risks as a result of the Proceedings, including litigation by third-parties with respect to the treatment of their claims. The defense of any such litigation may divert our management's attention, and we may incur significant expenses in defending these lawsuits. It is not possible to predict the potential litigation that we may become party to, nor the final result of such litigation. The impact of any such litigation could be material.

A significant disruption in, or breach in security of, our technology systems could adversely affect our business.

We rely on information and operational technology systems in the conduct of our business to process, transmit and store electronic information, to manufacture our products and to manage or support a variety of critical business processes and activities. In some cases, we may rely upon third-party providers of hosting, support and other services to meet our information technology requirements. Our information and operational technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents in particular are evolving and include, but are not limited to, use of malicious software, attempts to gain unauthorized access to data or control of automated production systems, and other security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Various measures have been implemented to manage our risks related to technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of technology security incidents and disruptions, our businesses have been, and could potentially be, subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, theft, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our competitive position, financial condition, reputation or results of operations. We have experienced, and could experience in the future, actual or attempted cyber-attacks of our information technology systems or networks, yet none of these actual or attempted cyber-attacks has had a material effect on our operations or financial condition. Further, any failure by our hosting and support partners or other third-party service providers in the performance of their services could materially harm our business. While we maintain cybersecurity insurance coverage that we believe is adequate for our business, such coverage may not cover all potential costs and expenses associated with any security incidents that may occur in the future.

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

Some of our businesses collect and store personal data and any security breaches of our systems could result in the misappropriation or unauthorized disclosure of personal data belonging to us or to our employees, partners, customers or suppliers. The regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. laws and regulations governing the privacy, security and protection of personal and confidential information of our customers and employees. In particular, the E.U. has adopted the General Data Protection Regulation, or GDPR, which contains numerous requirements for processing personal data of, and honoring the exercise of GDPR specific rights by, E.U.-based data subjects and provides for penalties up to the greater of €20,000 or 4% of worldwide gross revenue for violation. We are subject to the GDPR with respect to our E.U. operations and employees. Privacy laws such as the GDPR and similar laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. In particular, as the E.U. states reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant E.U. member states' laws and regulations, including where permitted derogations from the GDPR are introduced. In addition, in 2018 the state of California enacted a comprehensive data privacy law that grants new rights to California residents, and that law was amended by a ballot initiative in 2020. Additional laws may be enacted in other states or at the U.S. federal level. The GDPR, any resultant changes in E.U. member states' national laws and regulations, and existing or new U.S. state or federal data privacy laws and regulations may increase our compliance obligations and may necessitate the review and implementation of policies and processes relating to our collection, security and use of data.

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

Some of our businesses are party to collective bargaining agreements with various labor unions in the U.S. and internationally. For more information, see Part I, Item 1, Business - Employees. We may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under these collective bargaining agreements and labor contracts or our potential inability to negotiate acceptable contracts with these unions. If the unionized workers in the U.S. or internationally were to engage in a strike, work stoppage or other slowdown; if other employees were to become unionized or if the terms and conditions in future labor agreements were renegotiated, our businesses could experience a significant disruption in their operations, which could cause them to be unable to deliver products to customers on a timely basis. Such disruptions could also result in loss of business and higher ongoing labor costs.

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

Our success is largely dependent on the skills, experience and efforts of our management and other employees. The loss of the services of one or more members of our senior management or of numerous employees with essential skills could have a negative effect on our business, financial condition and results of operations. If we are not able to retain or attract talented, committed individuals to fill vacant positions when needs arise, it may adversely affect our ability to achieve our business objectives.

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

We rely on an adequate supply of skilled employees at our businesses. Trained and experienced personnel in our businesses' industries are in high demand. We cannot predict whether we will be able to attract, motivate and maintain an adequate skilled workforce necessary to operate our existing and future businesses efficiently, or that labor expenses will not increase as a result of a shortage in the supply of skilled personnel, thereby adversely impacting our financial performance. While our businesses generally operate with high employee turnover, any material increases in employee turnover rates or any widespread employee dissatisfaction could also have a material adverse effect on our business, financial condition and results of operations.

WebBank's status as lender of the loans it offers, and the ability of assignees to collect interest, may be challenged, and these challenges could negatively impact WebBank's ongoing and future business.

WebBank's business includes lending programs with Marketing Partners, where the Marketing Partners provide origination servicing for the loans and subsequently purchase the loans (or interests in the loans) that are originated by WebBank. There have been litigation and regulatory actions which have challenged lending arrangements where a bank has made a loan and then sold and assigned it to an entity that is engaged in assisting with the origination and servicing of the loan. Some of these cases have alleged that the marketing and servicing entity should be viewed as the "true creditor" of the loans originated through the lending program, and the bank should be disregarded. If this type of challenge is successful, state law interest rate limitations and other requirements that apply to non-bank lenders would then be applicable, instead of the federal interest rate laws that govern bank lenders. Other cases have relied on the claim that even if a bank originated a loan based on the federal interest rate laws, an assignee of a bank is not permitted to rely on the federal law and is instead subject to state law limitations. Certain of these challenges have been brought or threatened in programs involving WebBank. In August 2020, WebBank and other defendants agreed to a resolution of litigation brought by the Administrator of the Uniform Consumer Credit Code in Colorado. The defendants agreed to collectively pay $1,050 to the state and $500 to support a financial literacy program, and to make changes to their programs which the Administrator agreed would provide a safe harbor for ongoing compliance with Colorado laws. Additional cases or regulatory actions of this type, if successfully brought against WebBank or its Marketing Partners or others, could negatively impact WebBank's ongoing and future business. WebBank continues to structure its programs, and to exercise control over these programs, to address these risks, although there can be no assurance that additional cases or regulatory actions will not be brought in the future.

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

Effective January 1, 2015 for WebBank, FDIC regulations implementing the Basel III Accord modified WebBank's minimum capital requirements by defining what constitutes capital for regulatory capital purposes and adding a 4.5% Common Equity Tier 1 ratio and increased the Tier 1 capital ratio requirement from 4% to 6%. FDIC regulations also require WebBank to comply with a total capital ratio of 8% and a leverage ratio of 4%. Additionally, WebBank is expected to maintain a Capital Conservation Buffer (composed solely of common equity Tier 1 capital) equal to 2.5% above the new regulatory minimum capital requirements. The Capital Conservation Buffer is on top of the minimum risk-weighted capital ratios and had the effect of increasing those ratios by 2.5% each. A failure of WebBank to maintain the aggregate minimum capital required by the Capital Conservation Buffer will impair its ability to make certain distributions (including dividends and stock repurchases) and discretionary bonus payments to executive officers. A failure of WebBank to maintain capital as required by the FDIC's minimum capital requirements would subject WebBank to the FDIC's prompt corrective action regime, which may further impair WebBank's ability to make payments or distributions and may require a capital restoration plan or other corrective regulatory measures.

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

WebBank offers its lending programs with Marketing Partners. For the years ended December 31, 2020 and 2019, the two highest grossing contractual lending programs accounted for approximately 12% and 23%, respectively, of WebBank's total revenue. If its Marketing Partners do not provide origination services or other services to WebBank, or provide those services in a faulty manner, that may negatively impact WebBank's ongoing and future business. In addition, if the Marketing Partners or other third parties do not purchase the loans (or interests in loans) that are originated by WebBank, then WebBank may need to retain those loans (or interests in loans) and that may negatively impact its ongoing and future business. Marketing Partners are also required to indemnify WebBank for certain liabilities that may arise from the lending programs. If Marketing Partners are unable or unwilling to satisfy their indemnification obligations, then WebBank would face increased risk from liability for claims made in private litigation or regulatory enforcement actions. Marketing Partners may rely on outside sources of capital to meet their obligations. Market conditions and other factors may affect the availability of capital for Marketing Partners. The availability of capital may also affect the volume of loans that can be originated through WebBank's lending programs. In recent periods, the availability of capital has been more limited for several of WebBank's Marketing Partners, resulting in a decrease in loan volume and a negative impact on WebBank's business.

WebBank is subject to risks of litigation from its borrowers or others regarding the processing of loans for the Paycheck Protection Program and risks that the Small Business Administration may not fund some or all Paycheck Protection Program loan guaranties.

The CARES Act included a $349 billion loan program administered through the SBA referred to as the Paycheck Protect Program. The PPP has subsequently been expanded and extended under additional legislation. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders. WebBank participated as a lender in the PPP. Because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP along with the continually evolving nature of the SBA rules, interpretations and guidelines concerning this program, which exposes WebBank to risks relating to noncompliance with the PPP. Since the launch of the PPP, several banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. As such, WebBank may be exposed to the risk of litigation, from both borrowers and non-borrowers that approached WebBank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. WebBank may also be subject to investigations or enforcement actions by state and federal authorities, including the SBA. If any such litigation or government action is brought against WebBank and is not resolved in a manner favorable to WebBank, it may result in significant financial liability or adversely affect its reputation. In addition, litigation and government actions can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or government actions could have a material adverse impact on WebBank's business, financial condition and results of operations.

WebBank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, underwritten, certified by the borrower, funded, or serviced by WebBank or its third-party servicers, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, certified by the borrower, funded, or serviced by WebBank or its third-party services, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from WebBank.

Economic downturns in various sectors could disrupt and materially harm our businesses.

Negative trends in the general economy, including rising interest rates and commodity prices, could cause a downturn in the markets for our products and services. A significant portion of our revenues in the Diversified Industrial segment are received from customers in transportation, oil and gas exploration and construction-related industries, which have experienced significant financial downturns in the past. These industries are cyclical, and demand for their products tends to fluctuate due to changes in national and global economic conditions, availability of credit and other factors. A worsening of customer demand in these industries would adversely affect our revenues, profitability, operating results, cash flows and could lead to further impairments. In our Energy segment, the level of oil and natural gas exploration and production activity in the U.S. is affected by the price of oil. Reduced discovery rates of new oil and natural gas reserves, or a decrease in the development rate of reserves in our market areas, weakness in oil and natural gas prices, or our customers' perceptions that oil and natural gas prices will decrease in the future, could result in a reduction in the utilization of our equipment and result in lower revenues or rates for the services of our Energy segment. Our customers' willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by many factors over which we have no control. Our Financial Services segment could be impacted by tightening of the credit markets and other general economic declines that could result in a decrease in lending and demand for consumer loans. We may also experience a slowdown if some customers experience difficulty in obtaining adequate financing due to tightness in the credit markets. Furthermore, the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers. Our assets may also be impaired or subject to write-down or write-off as a result of these conditions. These adverse effects would likely be exacerbated if global economic conditions worsen, resulting in wide-ranging, adverse and prolonged effects on general business conditions, and materially and adversely affect our operations, financial results and liquidity.

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

Warren G. Lichtenstein, our Executive Chairman and a substantial unitholder, is the Chief Executive Officer of our Manager. As of December 31, 2020, Mr. Lichtenstein directly owned approximately 1.9% of our outstanding common units. In addition, affiliates of our Manager, including Mr. Lichtenstein, beneficially own approximately 63.0% of our outstanding common units, although Mr. Lichtenstein disclaims beneficial ownership of any common units not directly held by him. We have entered into transactions and/or agreements with these entities. There can be no assurance that such entities will not have interests in conflict with our own, or that Mr. Lichtenstein will not have interests different than those of our unitholders.

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

The Manager is entitled to receive a fee ("Management Fee") at an annual rate of 1.5% of total partners' capital. Our total partners' capital will be impacted by the performance of our businesses and other businesses we may acquire in the future, as well as the issuance of additional common or preferred units. Changes in our total partners' capital and in the resulting Management Fee could be significant, resulting in a material adverse effect on our results of operations. In addition, if our performance declines, assuming our total partners' capital remains the same, the Management Fee will increase as a percentage of our income. In addition, SPH SPV-I LLC, an affiliate of the Manager, holds partnership profits interests in the form of incentive units which entitle the holder generally to share in 15% of the increase in the equity value of the Company, as calculated for the twenty trading days prior to each year end. The incentive units' share of such appreciation is reflected by classifying a portion of the incentive units as Class C units of the Company. Any issuance of such Class C units will result in dilution to existing limited partners' holdings in the Company.

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

For tax years beginning on or after January 1, 2018, the Company is subject to partnership audit rules enacted as part of the Centralized Partnership Audit Regime. Under the Centralized Partnership Audit Regime, any IRS audit of the Company would be conducted at the Company level, and if the IRS determines an adjustment, the default rule is that the Company would pay an "imputed underpayment" including interest and penalties, if applicable. The Company may instead elect to make a "push-out" election, in which case the partners for the year that is under audit would be required to take into account the adjustments on their own personal income tax returns.

U.S. government tax reform could have a negative impact on the results of future operations.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act ("Act") was enacted. The Act made substantial changes to the Code, some of which could have an adverse effect on our business. Among other things, the Act (i) reduces the U.S. corporate income tax rate from 35% to 21% beginning in 2018, (ii) limits annual deductions for interest net expense to no more than 30% of our "adjusted taxable income," plus 100% of our business interest income for the year and (iii) permits a taxpayer to offset only 80% (rather than 100%) of its taxable income with any U.S. net operating losses ("NOLs") generated for taxable years beginning after 2017. The U.S. Department of the Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. While the U.S. Department of the Treasury has issued some proposed regulations since the enactment of the Act, additional guidance is likely forthcoming. The prospects of supplemental legislation or regulatory processes to address uncertainties that arise because of the Act, or evolving technical interpretations of the tax law, may cause our consolidated financial statements to be impacted, whether negatively or positively, in the future. We intend to continue analyzing the effects of the Act as subsequent guidance continues to emerge.

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

NOLs may be carried forward to offset federal and state taxable income in future years and reduce the amount of cash paid for income taxes otherwise payable on such taxable income, subject to certain limits and adjustments. If fully utilized, our subsidiaries' NOLs and other carryforwards could provide them with significant tax savings in future periods. Their ability to utilize these tax benefits in future years will depend upon their ability to generate sufficient taxable income and to comply with the rules relating to the preservation and use of NOLs, as well as potential future changes in tax laws. The potential benefit of the NOLs and other carryforwards may be limited or permanently lost as a result of the following:

•the inability to generate sufficient taxable income in future years to use such benefits before they expire as NOLs generated for taxable years ending on or before December 31, 2017 have a limited carryforward period;
•a change in control of our subsidiaries that would trigger limitations on the amount of taxable income in future years that may be offset by NOLs and other carryforwards that existed prior to the change in control; and
•examinations and audits by the IRS and other taxing authorities could reduce the amount of NOLs and other credit carryforwards that are available for future years.

Certain of our subsidiaries maintain valuation allowances against their NOLs and other carryforwards due to uncertainty regarding their ability to generate sufficient taxable income in future periods. Their inability to utilize the NOLs and other carryforwards could result in increased cash payments for taxes in future periods.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Diversified Industrial Segment

As of December 31, 2020, the Diversified Industrial segment had 26 active operating plants in the U.S, China, U.K., Germany, France and Mexico, including warehouse, office, sales, service and laboratory space. The Diversified Industrial segment also owns or leases sales, service, office and warehouse facilities at 19 other locations in the U.S., U.K., Canada, Germany, France, Italy, Poland, Singapore and China, and owns or leases 3 non-operating locations. Manufacturing facilities are located in: Camden, Delaware; Brewster, New York; Bristol, Pennsylvania; Addison, Illinois; Evansville, Indiana; Agawam, Massachusetts; Rockford, Minnesota; Arden and Statesville, North Carolina; Anderson, South Carolina; Kenosha, Cudahy and Muskego, Wisconsin; Warwick, Rhode Island; Matamoros, Mexicali and Tecate, Mexico; Welham Green and Gwent, U.K.; Freiburg, Germany; Riberac, France; and Xianghe and Suzhou, China. The following plants are leased: Kenosha, Muskego, Arden, Rockford, one of two Matamoros plants, Mexicali, Tecate, Freiburg, Xianghe and Suzhou plants. The other plants are owned. The Diversified Industrial segment considers its manufacturing plants and service facilities to be well maintained and efficiently equipped, and therefore suitable for the work being done. The productive capacity and extent of utilization of its facilities is dependent in some cases on general business conditions and in other cases on the seasonality of the utilization of its products. Capacity can be expanded at some locations.

Energy Segment

As of December 31, 2020, the Energy business owns 3 buildings in Williston, North Dakota, including one that serves as operations hub in the Bakken basin along with separate buildings with office and shop space, 3 buildings in Farmington, New Mexico which serve as office and shop space, and a non-operating location in Arnegard, North Dakota. The Energy business also owns office and shop space in Texas that serves as its operations hub in the Permian basin. Steel Energy leases office space headquartered in Johnstown, Colorado, and the Energy business leases shop space and office space in other locations under month-to-month arrangements on an as-needed basis, and owns and leases housing for temporary living arrangements for certain of its employees.

Steel Sports has a lease for approximately 28 acres of land in Yaphank, New York for its baseball services operation. Steel Sports also has a lease for office space in Bridgewater, New Jersey which serves as the headquarters for its youth soccer operation, and also has leases in various states for small administrative offices to support the soccer operation.

Financial Services Segment

As of December 31, 2020, WebBank leases 29,751 square feet of office space headquartered in Salt Lake City, Utah. WebBank also leases 3,617 square feet of office space in Summit, New Jersey and 3,031 square feet of office space in Denver, Colorado. WebBank believes that these facilities are adequate for its current needs and that suitable additional space will be available as required.

Corporate and Other

As of December 31, 2020, Steel Services leases office space headquartered in New York, New York.

Item 3. Legal Proceedings

The information set forth under Note 20 - "Commitments and Contingencies" to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see also Part I, Item 1A, Risk Factors of this Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2020, we had 22,920,804 common units issued and outstanding. Our common units, no par value, are quoted on the New York Stock Exchange under the symbol "SPLP."

Holders

As of December 31, 2020, there were approximately 110 unitholders of record.

Equity Performance Graph

Consistent with the rules applicable to "Smaller Reporting Companies," we have omitted information required by this item.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The Board of Directors has approved the repurchase of up to an aggregate of 5,500,000 of the Company's common units ("Repurchase Program"), which is inclusive of 2,500,000 common units approved in December 2020. The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. During the year ended December 31, 2020, the Company purchased 2,268,771 common units for an aggregate purchase price of $20,464. Since inception of the Repurchase Program, the Company has purchased 4,357,948 common units for an aggregate purchase price of approximately $54,345. As of December 31, 2020, there remained 1,142,052 units that may yet be purchased under the Repurchase Program.

The following table provides information about our repurchases of common units during the quarter ended December 31, 2020. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
October 1-31, 2020	—	$—	—	910,823
November 1-30, 2020	—	—	—	910,823
December 1-31, 2020	2,268,771	9.02	2,268,771	1,142,052
Total	2,268,771	$9.02	2,268,771	1,142,052

Item 6. Selected Financial Data

Consistent with the rules applicable to "Smaller Reporting Companies," we have omitted information required by Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto that are available elsewhere in this Annual Report on Form 10-K. The following is a discussion and analysis of SPLP's consolidated results of operations for the years ended December 31,

2020 and 2019. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, Risk Factors. All monetary amounts used in this discussion are in thousands, except common and preferred units, per common and preferred unit, and per share data..

Restatement for Correction of Immaterial Errors in Previously Issued Consolidated Financial Statements

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2020, the Company identified errors in its previously filed annual consolidated financial statements and unaudited quarterly consolidated financial statements. The errors were not material to any individual prior quarterly or annual period. The prior period errors are related primarily to a division of the Company's Electrical Products business within the Diversified Industrial segment.

The Company assessed the materiality of the errors in its historical annual consolidated financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") Topic 1.M, Materiality, codified in Accounting Standards Codification ("ASC") 250, Accounting Changes and Error Corrections, and concluded that the errors were not material to the previously filed annual consolidated financial statements or corresponding unaudited interim periods but would be material in the aggregate if corrected solely in its consolidated financial statements as of and for the year ended December 31, 2020. In accordance with ASC 250 (SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company has corrected for these errors by revising previously filed 2019 annual consolidated financial statements in connection with the filing of this 2020 Annual Report on Form 10-K. The revised annual consolidated financial statements also include adjustments to correct certain other immaterial errors, including errors that had previously been adjusted for as out of period corrections in the period identified. Refer to Note 25 - "Restatement of Previously Issued Consolidated Financial Statements" for reconciliations between as reported and as restated annual amounts. Accordingly, this Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the impact of those restatements.

Business Segments

SPLP operates through the following segments: Diversified Industrial, Energy and Financial Services, which are managed separately and offer different products and services. Corporate and Other consists of several consolidated subsidiaries, including Steel Services, equity method and other investments, and cash and cash equivalents. Its income or loss includes certain unallocated general corporate expenses. For a more complete description of the Company's segments, see Part I, Item 1, "Business - Products and Product Mix" found elsewhere in this Form 10-K.

Significant Developments

Following is a summary of significant developments that have impacted the Company in 2020 and early 2021. For additional discussion of these matters, please see the Company's Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Report.

COVID-19 Impact

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the U.S. declared the COVID-19 outbreak a national emergency. The spread of the outbreak has caused significant disruptions in the U.S. and global economies, and economists expect the impact will be significant during the remainder of 2021 and potentially beyond. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company continues to evaluate the global risks and the slowdown in business activity related to COVID-19, including the potential impacts on its employees, customers, suppliers and financial results. As the situation surrounding COVID-19 continues to remain fluid, it is expected to continue having a negative impact to the Company; however, it is difficult to predict the duration of the pandemic and its continued impact on the Company's business, operations, financial condition and cash flows. There is no certainty that federal, state or local regulations regarding safety measures to address the spread of COVID-19 will not adversely impact the Company's operations. As of the filing of this Form 10-K, all of the Company's facilities were open and able to operate at normal capacities. Additionally, as the COVID-19 pandemic progressed, the Company initiated cost reduction actions, including the reduction and waiver of management and board fees, hiring freezes, employee furloughs, staffing and force reductions, salary reductions, bonus payment deferrals and 401(k) match suspension to help mitigate the financial impact of the COVID-19 pandemic. The Company also froze all discretionary spend, implemented strict approvals for capital expenditures and aggressively managed working capital. Many of those prior actions, such as reduction and waiver of management and board fees, employee furloughs, salary reductions and 401(k) match suspensions have ceased and certain of the salary reductions and management and board payment deferrals have been repaid. The Company continues to evaluate the overall impact of COVID-19 and may take further or continued actions as circumstances warrant.

The COVID-19 pandemic has adversely affected our consolidated financial results for the year ended December 31, 2020. The Company anticipates COVID-19 may continue to have an adverse impact on our business through 2021 and potentially beyond. While the Company developed and implemented, and continues to develop and implement, health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19 to its employees and business, the severity of the impact of the COVID-19 pandemic on the Company's business in 2021 and beyond will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and the extent and severity of the impact on the Company's customers and suppliers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. As of the date of filing of this Form 10-K, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity or results of operations is uncertain.

Investments

Following is a summary of the recent transactions involving the Company's investments:

•Steel Connect – On November 19, 2020, the Board of Directors of the Company sent a letter to Steel Connect setting forth a non-binding expression of interest to acquire all of the outstanding shares of Steel Connect common stock, par value $0.01 per share, not already owned by the Company and its subsidiaries. The letter is only a proposal, which does not constitute an offer or proposal capable of acceptance and may be withdrawn at any time and in any manner. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that the transaction proposed in the letter or any other transaction will be approved or completed. The Company is not obligated to disclose any further developments or updates on the progress of the proposed transaction until either the Company enters into a definitive agreement or determines no such transaction will be approved.

•Aerojet – As of December 31, 2020, the Company owned 5.1% of Aerojet Rocketdyne Holdings, Inc. ("Aerojet") common stock with a fair value of $208,758. On December 20, 2020, Aerojet entered into an Agreement and Plan of Merger with Lockheed Martin Corporation ("Lockheed"), in which Aerojet would be acquired by Lockheed. Pursuant to terms of the merger, each share of common stock outstanding as of immediately prior to the effective time of the merger will be automatically converted into the right to receive cash in an amount equal to $56.00 per share, without interest, less, to the extent paid or payable as outlined below, the amount per share of the Pre-Closing Dividend (defined below). On December 19, 2020, Aerojet's Board of Directors declared a one-time cash dividend of $5.00 per share (the "Pre-Closing Dividend") which was paid on March 24, 2021 to the holders of Aerojet's shares as of the close of business on March 10, 2021. The $56.00 per share price under the merger agreement is expected to be reduced to $51.00 after the pre-closing payment of the Pre-Closing Dividend to the company's stockholders.

•Aviat – In January and February of 2021, the Company sold its remaining ownership interest in Aviat Network, Inc. ("Aviat") for total proceeds of approximately $24,100.

Acquisitions, Divestitures and Discontinued Operations

•Edge Divestiture – On January 31, 2021, the Company completed the sale of its Edge business for a sales price of $16,000, subject to a working capital adjustment. Edge provided roofing edge metal products and was part of the Company's OMG, Inc. ("OMG") business in the Diversified Industrial segment.

•API Discontinued Operations – On January 31, 2020, the Company announced that API and certain of its affiliates commenced administration proceedings in the U.K. The purpose of the administration proceedings is to facilitate an orderly sale or wind-down of its U.K. operations. In the U.S., API Americas Inc. voluntarily filed for Chapter 11 proceedings in Bankruptcy Court on February 2, 2020 in order to facilitate the sale or liquidation of its assets. The API Americas Inc. Chapter 11 bankruptcy proceedings were closed by the Bankruptcy Court on December 21, 2020. The Company deconsolidated the API entities on the previously noted filing dates as it no longer holds a controlling financial interest as of those dates.

Common Unit Repurchase Program

•In December 2020, the Board of Directors of the Company approved the repurchase of up to an additional 2,500,000 of the Company's common units under the Repurchase Program. During the year ended December 31, 2020, the Company purchased 2,268,771 units for an aggregate price of $20,464 under the Repurchase Program. Since inception of the Repurchase Program, the Company has purchased 4,357,948 common units for an aggregate purchase price of approximately $54,345 and there remain 1,142,052 units that may yet be purchased under the Repurchase Program.

Preferred Units

•On February 6, 2020 ("Redemption Date"), the Company redeemed 1,600,000 units of its preferred units at a price equal to $25 per unit, plus an amount of $0.22 per unit, equal to any accumulated and unpaid distributions up to, but excluding, the Redemption Date, for a total payment of approximately $40,400.

Non-GAAP Financial Measures

We utilize certain non-GAAP financial measurements as defined by the SEC, which include "Adjusted EBITDA." The Company defines Adjusted EBITDA as net income or loss from continuing operations before the effects of income or loss from investments in associated companies and other investments held at fair value, interest expense, taxes, depreciation and amortization, non-cash pension expense or income, and realized and unrealized gains or losses on investments, and excludes certain non-recurring and non-cash items. The Company is presenting this non-GAAP financial measurement because it believes that this measure provides useful information to investors about the Company's business and its financial condition. The Company believes this measure is useful to investors because it is a measure used by the Company's Board of Directors and management to evaluate its ongoing business, including in internal management reporting, budgeting and forecasting processes, in comparing operating results across the business, as an internal profitability measure, as a component in evaluating the ability and the desirability of making capital expenditures and significant acquisitions, and as an element in determining executive compensation.

However, this measure is not a measure of financial performance under U.S. GAAP, and the items excluded from this measure are significant components in understanding and assessing financial performance. Therefore, this non-GAAP financial measurement should not be considered a substitute for net income or loss. Because Adjusted EBITDA is calculated before recurring cash charges, including realized losses on investments, interest expense, and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a measure of discretionary cash available to invest in the growth of the business. There are a number of material limitations to the use of Adjusted EBITDA as an analytical tool, including the following:

•Adjusted EBITDA does not reflect the Company's tax provision or the cash requirements to pay its taxes;
•Adjusted EBITDA does not reflect income or loss from the Company's investments in associated companies and other investments held at fair value;
•Adjusted EBITDA does not reflect the Company's interest expense;
•Although depreciation and amortization are non-cash expenses in the period recorded, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect the cash requirements for such replacement;
•Adjusted EBITDA does not reflect the Company's net realized and unrealized gains and losses on its investments;
•Adjusted EBITDA does not include non-cash charges for pension expense and equity-based compensation;
•Adjusted EBITDA does not include amounts related to noncontrolling interests in consolidated entities;
•Adjusted EBITDA does not include certain other non-recurring and non-cash items; and
•Adjusted EBITDA does not include the Company's discontinued operations.

The following table reconciles net income from continuing operations to Adjusted EBITDA:

	Year Ended December 31,
	2020	2019
Adjusted EBITDA Reconciliation
Net income from continuing operations	$83,477	$79,471
Income tax provision	38,136	14,563
Income from continuing operations before income taxes	121,613	94,034
Add (Deduct):
Loss of associated companies, net of taxes	3,786	8,043
Realized and unrealized gains on securities, net	(25,643)	(47,315)
Interest expense	29,514	38,835
Depreciation	44,583	44,619
Amortization	20,750	21,561
Non-cash goodwill impairment charges	1,100	15,924
Non-cash asset impairment charges	606	849
Non-cash pension expense	3,632	8,290
Non-cash equity-based compensation	887	779
Other items, net	12,911	9,730
Adjusted EBITDA	$213,739	$195,349

	Year Ended December 31,
	2020	2019
Segment Adjusted EBITDA
Diversified Industrial	$140,634	$117,439
Energy	13,841	13,440
Financial Services	60,523	66,199
Corporate and Other	(1,259)	(1,729)
Total	$213,739	$195,349

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019
Revenue	$1,310,636	$1,455,048
Cost of goods sold	859,863	952,071
Selling, general and administrative expenses	290,784	334,566
Goodwill impairment charges	1,100	15,924
Asset impairment charges	606	849
Interest expense	29,514	38,835
Realized and unrealized gains on securities, net	(25,643)	(47,315)
All other expenses, net	29,013	58,041
Total costs and expenses	1,185,237	1,352,971
Income before income taxes and equity method investments	125,399	102,077
Income tax provision	38,136	14,563
Loss of associated companies, net of taxes	3,786	8,043
Net income from continuing operations	83,477	79,471
Loss from discontinued operations, net of taxes	(10,199)	(81,165)
Net income (loss)	73,278	(1,694)
Net (income) loss attributable to noncontrolling interests in consolidated entities (continuing operations)	(603)	97
Net income (loss) attributable to common unitholders	$72,675	$(1,597)

Revenue

Revenue in 2020 decreased $144,412, or 9.9%, as compared to 2019. Excluding the effect of an increase in average silver prices in the Diversified Industrial segment of 1.2%, revenue decreased by 11.1%. The net revenue decrease of 11.1% was due to lower sales volume across all the reportable segments, primarily due to the impact of COVID-19.

Cost of Goods Sold

Cost of goods sold in 2020 decreased $92,208, or 9.7%, as compared to 2019, due to decreases in the Diversified Industrial and Energy segments. The decrease in cost of goods sold was primarily due to: (1) lower sales volume in both the Diversified Industrial and Energy segments, (2) the Company's cost reduction efforts to mitigate the impact of COVID-19 and (3) a $5,049 reduction in expense due to a favorable settlement of litigation involving the OMG business in the Diversified Industrial segment (refer to Note 20).

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") in 2020 decreased $43,782, or 13.1%, as compared to 2019, primarily due to lower sales volume and cost reduction initiatives in the Diversified Industrial and Energy segments. These decreases were partially offset by: (1) a $14,000 environmental reserve charge recorded in 2020 in the Diversified Industrial segment related to a legacy, non-operating site and (2) higher SG&A in the Financial Services segment driven by increased credit performance fees associated with the larger loan balances. There was also a $12,500 expense associated with a legal settlement in Corporate and Other in 2019.

Goodwill Impairment Charges

As a result of declines in customer demand and the performance of the performance materials business during 2020, the Company recorded a $1,100 charge in the consolidated statements of operations for the year ended December 31, 2020.

The Company fully impaired the Packaging reporting unit's goodwill during 2019 and recorded aggregate pre-tax Goodwill impairment charges of $41,853 ($15,924 classified in continuing operations for Dunmore and $25,929 classified in discontinued operations for API) in the consolidated statements of operations for the year ended December 31, 2019.

Asset Impairment Charges

As a result of COVID-19 related declines in our youth sports business within the Energy segment, intangible assets of $606, primarily customer relationships, were fully impaired in 2020. The impairment charges in 2019 of $849 were primarily related to unused software in the Diversified Industrial segment's Kasco business.

Interest Expense

Interest expense for the years ended December 31, 2020 and 2019 was $29,514 and $38,835, respectively. The lower interest expense in 2020 was primarily due to lower interest rates.

Realized and Unrealized Gains on Securities, Net

Realized and unrealized gains on securities, net for the years ended December 31, 2020 and 2019 was $25,643 and $47,315, respectively. The changes in realized and unrealized gains on securities, net over the respective periods are primarily due to mark-to-market adjustments on the Company's portfolio of securities, which are required to be recorded in earnings under U.S. GAAP.

All Other Expenses, Net

All other expenses, net were lower by $29,028 in 2020, as compared to 2019. The decrease was primarily due to lower provision for loan losses and lower finance interest expense, as compared to 2019.

Income Taxes

As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. The Company's tax provision represents the income tax expense or benefit of its consolidated corporate subsidiaries. For the year ended December 31, 2020, a tax provision of $38,136 was recorded, as compared to $14,563 in 2019. Significant losses incurred by a corporate subsidiary together with losses incurred by the limited partnership, a flow-through entity, for both of which no tax benefits have been recorded, resulted in an effective tax rate of 30.4% based on the consolidated income before income taxes and equity method investments of $125,399 in 2020. The lower 2019 effective tax rate reflects benefits for the removal of the valuation allowance on a capital loss carryforward and deductions related to the write-off of investments in certain subsidiaries.

Loss of Associated Companies, Net of Taxes

The Company incurred losses from associated companies, net of taxes, of $3,786 in 2020, as compared to losses, net of taxes of $8,043 in 2019. For the details of each of these investments and the related mark-to-market adjustments in both periods, see Note 11 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

Loss from Discontinued Operations

The Company recorded net loss from discontinued operations, net of taxes, of $10,199 and $81,165 for the years ended December 31, 2020 and 2019, respectively, related to the Company's API entities which were part of the Diversified Industrial segment. The Company deconsolidated API on January 31, 2020 as it no longer held a controlling financial interest as of that date (see to Note 6 - "Discontinued Operations").

Adjusted EBITDA

Adjusted EBITDA was $213,739 in 2020, as compared to $195,349 in 2019. Adjusted EBITDA as a percentage of sales was 16.3% in 2020, as compared to 13.4% in 2019. Higher Adjusted EBITDA in 2020 was primarily driven by cost reduction efforts to mitigate the impact of COVID-19, partially offset by the unfavorable impact from lower revenue, as compared to 2019.

Segment Analysis

	Year Ended December 31,
	2020	2019
Revenue:
Diversified Industrial	$1,058,745	$1,119,642
Energy	107,831	163,972
Financial Services	144,060	171,434
Total	$1,310,636	$1,455,048
Segment income (loss) before interest expense and income taxes:
Diversified Industrial	$70,849	$41,744
Energy	(1,887)	(3,846)
Financial Services	59,799	69,385
Corporate and Other	22,366	25,586
Income before interest expense and income taxes	151,127	132,869
Interest expense	29,514	38,835
Income tax provision	38,136	14,563
Net income from continuing operations	$83,477	$79,471
Segment depreciation and amortization:
Diversified Industrial	$49,451	$48,055
Energy	15,006	17,548
Financial Services	717	423
Corporate and Other	159	154
Total depreciation and amortization	$65,333	$66,180
Loss of associated companies, net of taxes:
Corporate and Other	$3,786	$8,043
Total	$3,786	$8,043

Diversified Industrial

Net sales in 2020 decreased by $60,897, or 5.4%, as compared to 2019. The change in net sales reflects an increase of $17,142 as a result of higher average silver prices. Excluding the favorable impact from higher average silver prices, net sales decreased by approximately $78,039, primarily due to lower sales volume from the performance materials and electrical products businesses, partially offset by higher sales volume from the building materials business.

Segment operating income in 2020 increased by $29,105, or 69.7%, as compared to 2019. The increase in operating income was primarily due to: (1) the absence of a $15,924 non-cash goodwill impairment charge associated with the packaging business in 2019 and (2) lower SG&A driven by cost reduction actions. These increases were partially offset by lower gross profit as a result of declines in sales volume.

Segment Adjusted EBITDA in 2020 increased by $23,195, or 19.8%, as compared to 2019. The increase in Adjusted EBITDA was primarily due to lower SG&A driven by cost reduction actions, partially offset by lower gross profit as a result of declines in sales volume.

Energy

In 2020, net revenue decreased $56,141, or 34.2%, as compared to 2019. The decrease in net revenue was primarily due lower oil prices and lower rig hours, as compared to 2019, as a result of the overall downturn experienced in the oil services industry in 2020.

Segment operating loss in 2020 decreased $1,959, or 50.9%, as compared to 2019, primarily due to lower SG&A driven by cost reduction actions initiated during 2020 as a result of the lower sales volume, partially offset by the impact of the lower sales volume.

Segment Adjusted EBITDA in 2020 increased by $401, or 3.0%, as compared to 2019. The increase was primarily due to lower SG&A driven by cost reduction actions initiated during 2020 as a result of the lower sales volume, partially offset by the impact of lower sales volume.

Financial Services

Revenue in 2020 decreased $27,374, or 16.0%, as compared to 2019. The decrease was primarily due to decreases in interest income and fees due to lower origination volume, as compared to 2019.

Segment operating income in 2020 decreased $9,586, or 13.8%, as compared to 2019. The lower operating income was primarily due to lower revenue and higher SG&A driven by increased credit performance fees associated with the larger loan balances, partially offset by lower personnel expenses driven by cost reduction actions due to the economic impact of COVID-19, lower finance interest expense of $4,546 and lower provision for loan losses of $21,427 in 2020. The lower finance interest expense was due to a decrease in interest rates and lower deposit balances. WebBank's allowance for loan losses has decreased in 2020, primarily driven by lower loan balances, partially offset by the impact of COVID-19.

Segment Adjusted EBITDA in 2020 decreased by $5,676, or 8.6%, as compared to 2019. The lower Adjusted EBITDA was primarily due to lower revenue and higher SG&A driven by increased credit performance fees associated with the larger loan balances, partially offset by lower personnel expenses driven by cost reduction actions due to the economic impact of COVID-19, lower finance interest expense and lower provision for loan losses in 2020.

Net Interest Income, Margin and Interest Rate Spreads

Net interest income is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. By its nature, net interest income is especially vulnerable to changes in the mix and amounts of interest- earning assets and interest-bearing liabilities. In addition, changes in the interest rates and yields associated with these assets and liabilities can significantly impact net interest income. The following table summarizes the average balances, the amount of interest earned or incurred and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate net interest income. For purposes of calculating the yields in these schedules, the average loan balances also include the principal amounts of nonaccrual and restructured loans. However, interest received on nonaccrual loans is included in income only to the extent that cash payments have been received and not applied to principal reductions. In addition, interest on restructured loans is generally accrued at reduced rates.

	Year Ended December 31,
	2020			2019
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$576,897	$81,431	14.1%	$637,226	$106,489	16.7%
PPP loans	1,353,595	14,941	1.1%	—	—	—%
Held-to-maturity securities	20,188	635	3.2%	50,024	2,031	4.1%
Available-for-sale investments	2,253	46	2.0%	2,925	56	1.9%
Federal funds sold	25,757	41	0.2%	13,222	274	2.1%
Interest-bearing deposits	137,462	429	0.3%	162,252	3,204	2.0%
Total interest-earning assets	2,116,152	97,523	4.6%	865,649	112,054	12.9%
Non interest-earning assets	9,191			19,549
Total assets	$2,125,343			$885,198
Interest-bearing liabilities:
Savings accounts	$215,987	1,474	0.7%	$169,651	2,902	1.7%
Time deposits	328,642	5,491	1.7%	533,146	13,380	2.5%
Other borrowings	$1,358,506	4,768	0.4%	$—	—	—%
Total interest-bearing liabilities	1,903,135	11,733	0.6%	702,797	16,282	2.3%
Other non interest-bearing liabilities	32,004			23,913
Total liabilities	1,935,139			726,710
Shareholder's equity	190,204			158,488
Total liabilities and shareholder's equity	$2,125,343			$885,198
Net interest income		$85,790			$95,772
Spread on average interest-bearing funds			4.0%			10.6%
Net interest margin			4.1%			11.1%
Return on assets			2.4%			5.7%
Return on equity			27.2%			31.6%
Equity to assets			8.9%			17.9%
Equity to assets (excluding PPP loans)			24.6%			17.9%

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

	Year Ended December 31,
	2020 vs 2019			2019 vs 2018
	Increase/(Decrease)			Increase/(Decrease)
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
Earning assets:
Loans receivable	$(9,488)	$(15,571)	$(25,059)	$39,524	$7,732	$47,256
PPP loans	14,941	—	14,941	—	—	—
Held-to-maturity securities	(1,014)	(382)	(1,396)	358	349	707
Available-for-sale investments	(15)	5	(10)	9	(17)	(8)
Federal funds sold	(9,265)	9,031	(234)	207	18	225
Interest-bearing deposits	(426)	(2,348)	(2,774)	(1,593)	770	(823)
Total earning assets	(5,267)	(9,265)	(14,532)	38,505	8,852	47,357
Savings accounts	1,190	(2,618)	(1,428)	986	853	1,839
Time deposits	(4,216)	(3,673)	(7,889)	1,605	2,547	4,152
Other borrowings	4,768	—	4,768	—	—	—
Total funds	1,742	(6,291)	(4,549)	2,591	3,400	5,991
Net variance	$(7,009)	$(2,974)	$(9,983)	$35,914	$5,452	$41,366

Balance Sheet Analysis

Loan Portfolio

As of December 31, 2020, net loans accounted for 93% of WebBank's total assets, as compared to 77% at the end of 2019. The following table presents WebBank's loans outstanding by type of loan as of December 31, 2020 and the five most recent year-ends.

	As of December 31,
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Commercial - owner occupied	$209	—%	$230	—%	$252	0.1%	$272	0.1%	$604	0.4%
Commercial - other	463	—%	429	0.1%	380	0.1%	296	0.1%	266	0.2%
Total real estate loans	672	—%	659	0.1%	632	0.2%	568	0.2%	870	0.6%
Commercial and industrial	2,279,672	90.6%	251,349	32.2%	146,758	28.0%	84,726	30.8%	50,564	32.6%
Consumer loans	147,652	5.9%	302,714	38.7%	188,391	35.9%	53,238	19.3%	22,805	14.7%
Loans held for sale	88,171	3.5%	226,532	29.0%	188,143	35.9%	136,773	49.7%	80,692	52.1%
Total loans	2,516,167	100.0%	781,254	100.0%	523,924	100.0%	275,305	100.0%	154,931	100.0%
Less:
Deferred fees and discounts	—		—		—		—		—
Allowance for loan losses	(27,059)		(36,682)		(17,659)		(5,237)		(1,483)
Total loans receivable, net	$2,489,108		$744,572		$506,265		$270,068		$153,448

The following table includes a maturity profile for the loans that were outstanding as of December 31, 2020:

Due During Years Ending December 31,	Real Estate	Commercial & Industrial	Consumer	Loans Held for Sale
2020	$—	$221,469	$23,510	$88,171
2021-2024	209	2,058,203	124,142	—
2025 and thereafter	463	—	—	—
Total	$672	$2,279,672	$147,652	$88,171

Nonperforming Lending Related Assets

Total nonaccrual loans were $0 at December 31, 2020 and 2019.

	As of December 31,
	2020	2019	2018	2017	2016
Non-accruing loans:
Commercial real estate - owner occupied	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Total	—	—	—	—	—
Accruing loans delinquent:
90 days or more	8,701	8,051	3,326	2,658	3
Total	8,701	8,051	3,326	2,658	3
Foreclosed assets:
Commercial real estate - owner occupied	—	—	—	—	—
Total	—	—	—	—	—
Total non-performing assets	$8,701	$8,051	$3,326	$2,658	$3
Total as a percentage of total assets	0.3%	0.9%	0.4%	0.4%	—%

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

	As of December 31,
	2020	2019	2018	2017	2016
Balance at beginning of period	$36,682	$17,659	$5,237	$1,483	$630
Charge offs:
Commercial and industrial	(14,250)	(8,667)	(2,772)	(933)	—
Consumer	(21,042)	(17,918)	(4,549)	(1,214)	—
Total charge offs	(35,292)	(26,585)	(7,321)	(2,147)	—
Recoveries:
Commercial real estate	22	22	20	17	49
Commercial and industrial	1,313	461	272	142	30
Consumer	2,388	1,752	393	103	—
Total recoveries	3,723	2,235	685	262	79
Net (charge offs) recoveries	(31,569)	(24,350)	(6,636)	(1,885)	79
Additions charged to operations	21,946	43,373	19,058	5,639	774
Balance at end of period	$27,059	$36,682	$17,659	$5,237	$1,483
Ratio of net charge offs during the period to average loans outstanding during the period	1.6%	3.8%	1.7%	0.8%	—%

The distribution of WebBank's allowance for losses on loans at the dates indicated is summarized as follows:

	As of December 31,
	2020		2019		2018		2017		2016
	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans
Commercial real estate	22	—%	24	0.1%	26	0.1%	13	0.2%	29	0.6%
Commercial and industrial	9,293	90.7%	10,920	32.2%	6,165	28.0%	2,800	30.8%	880	32.6%
Consumer loans	17,744	5.9%	25,738	38.8%	11,468	36.0%	2,424	19.3%	574	14.7%
Loans held for sale	—	3.4%	—	28.9%	—	35.9%	—	49.7%	—	52.1%
Total loans	$27,059	100.0%	$36,682	100.0%	$17,659	100.0%	$5,237	100.0%	$1,483	100.0%

Corporate and Other

Operating income was $22,366 in 2020, as compared to $25,586 in 2019. The fluctuations were primarily due to changes in investment gains and losses from both marketable securities and associated companies, and lower SG&A driven by cost reduction actions associated with the COVID-19 pandemic impact in the 2020 period. There was also a $12,500 expense associated with a legal settlement in 2019.

For additional information on the Company's investments, see Note 2 - "Summary of Significant Accounting Policies" and Note 11 - "Investments" to the SPLP consolidated financial statements found elsewhere in this Form 10-K.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows from continuing operations for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Net cash provided by operating activities	$311,235	$118,455
Net cash used in investing activities	(1,899,041)	(271,757)
Net cash (used in) provided by financing activities	1,574,128	(33,924)
Net change for the period	$(13,678)	$(187,226)

Cash Flows from Operating Activities

Net cash provided by operating activities from continuing operations was $311,235 for the year ended December 31, 2020. Net income from continuing operations of $83,477 was favorably impacted by certain non-cash items and a net improvement of $137,151 relating to changes in operating assets and liabilities. The net cash provided by changes in operating assets and liabilities was primarily due to a $138,361 decrease in loans held for sale due to a reduction in loan originations at the end of the year of 2020, decreases in inventories of $12,220 and trade and other receivables of $8,725, partially offset by a decrease in accounts payable, accrued and other liabilities of $16,005 and an increase from prepaid and other assets of $6,150. Net cash provided by discontinued operations for the year ended December 31, 2020 was $12,855.

Net cash provided by operating activities from continuing operations was $118,455 for the year ended December 31, 2019. Net income from continuing operations of $79,471 was favorably impacted by certain non-cash items and a net reduction of $57,865 relating to changes in operating assets and liabilities. The net cash used in changes in operating assets and liabilities was primarily due to a $38,389 increase in loans held for sale due to an increase in loan originations at the end of 2019, a decrease in accounts payable, accrued and other liabilities of $14,700, and increases in inventories of $12,480 and prepaid and other assets of $3,217, partially offset by a decrease in trade and other receivables of $10,921. Net cash used in discontinued operations for the year ended December 31, 2019 was $8,231.

Cash Flows from Investing Activities

Net cash used in investing activities from continuing operations for the year ended December 31, 2020 was $1,899,041, which included loan originations, net of collections of $1,904,843, capital expenditures of $23,226 and net cash paid for the

Metallon, Inc. acquisition of $3,500, partially offset by proceeds from maturities and sales of investments (net of purchases) of $29,528 and from sale of assets of $3,000.

Net cash used in investing activities from continuing operations for the year ended December 31, 2019 was $271,757. Significant items included, an increase in loan originations, net of collections of $205,874, net cash paid for the National Partners acquisition of $45,559, capital expenditures of $39,816 and net short position settlements of $14,611, partially offset by proceeds from maturities and sales of investments (net of purchases) of $32,810. Net cash used in investing activities from discontinued operations for the year ended December 31, 2019 was $3,208.

Cash Flows from Financing Activities

Net cash provided by financing activities from continuing operations for the year ended December 31, 2020 was $1,574,128. Significant items included other borrowings driven by the PPP loans of $2,090,223 during 2020, partially offset by a net decrease in deposits of $399,058, net revolver repayments of $40,891, purchase of the Company's common units of $20,464, redemption of the Company's preferred units of $40,000 and term loan repayments of $14,208.

Net cash used in financing activities from continuing operations for the year ended December 31, 2019 was $33,924, including net revolver repayments of $62,048, term loan repayments of $7,746 and purchases of the Company's common units of $6,721, partially offset by a net increase in WebBank's deposits of $43,406. Net cash used in financing activities from discontinued operations for the year ended December 31, 2019 was $2,222.

LIQUIDITY AND CAPITAL RESOURCES

SPLP (excluding its operating subsidiaries, "Holding Company") is a diversified global holding company with assets that principally consist of the stock of its direct subsidiaries, equity method and other investments, and cash and cash equivalents. The Company works with its businesses to enhance their liquidity and operations and to increase long-term value for the Company's unitholders and stakeholders through balance sheet improvements, capital allocation policies, and operational and growth initiatives, which are further described in Part I, Item 1 - "Business - Business Strategy."

Management utilizes the following strategies to continue to enhance liquidity: (1) continue to implement improvements using the Steel Business System throughout all the Company's operations to increase sales and operating efficiencies, (2) support profitable sales growth both organically and potentially through acquisitions and (3) evaluate from time to time and as appropriate, strategic alternatives with respect to the Company's businesses and/or assets. The Company continues to examine all of its options and strategies, including acquisitions, divestitures and other corporate transactions, to increase cash flows and stakeholder value.

The Company's senior credit facility ("Credit Agreement") consists of a revolving credit facility in an aggregate principal amount not to exceed $500,000 and a $182,500 term loan with quarterly amortization equating to $2,500 per quarter. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, each as defined in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial covenants as of December 31, 2020. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire on November 14, 2022, and all outstanding amounts will be due and payable.

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

As of December 31, 2020, the Company's working capital was $286,302, as compared to working capital of $154,069 as of December 31, 2019. The increase in working capital during the year ended December 31, 2020 was primarily due to a decrease in retail depository accounts (current liabilities), which was partially offset by an overall decrease in loans receivable related primarily to consumer loans. As of December 31, 2020, the availability under the Credit Agreement was approximately $336,289. During the years ended December 31, 2020 and 2019, capital expenditures were $23,226 and $39,816, respectively. The Company currently expects full year capital expenditures in the range of $37,000 to $48,000 in 2021. The Company and its subsidiaries have ongoing commitments, including funding of the minimum requirements of its subsidiaries' pension plans. For the year ending December 31, 2021, the Company currently estimates it will contribute between $41,700 and $46,700 to its pension plans, including 2020 contributions of $27,400 that were deferred until January 4, 2021 under the CARES Act. The final amount of pension contributions to be made by the Company in 2021 is dependent on the Company's election of various implementation options provided to it by the American Rescue Plan Act of 2021, which was signed into law by President Biden in March 2021. Required future pension contributions are estimated based upon assumptions such discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $117,553 and $125,047 in cash and cash equivalents, time deposits placed at other institutions and federal funds sold at December 31, 2020 and 2019, respectively. WebBank had $40,000 in lines of credit from its correspondent banks at both December 31, 2020 and 2019. WebBank had $30,590 and $21,287 available from the Federal Reserve discount window at December 31, 2020 and 2019, respectively. Therefore, WebBank had a total of $188,143 and $186,334 in cash, lines of credit and access to the Federal Reserve Bank discount window at December 31, 2020 and 2019, respectively, which represents approximately 29.4% and 19.4%, respectively, of WebBank's total assets (excluding PPP loans funded through the Paycheck Protection Program Liquidity Facility).

Contractual Commitments and Contingencies

Consistent with the rules applicable to "Smaller Reporting Companies," we have omitted information required by this item.

Environmental Liabilities

Certain of the Company's facilities are subject to environmental remediation obligations. The Company has estimated its liability to remediate these sites and has recorded liabilities of $25,782 as of December 31, 2020. For further discussion regarding these commitments, among others, see Note 20 - "Commitments and Contingencies" to the Company's consolidated financial statements found elsewhere in this Form 10-K.

Deposits

Deposits at WebBank at December 31, 2020 and 2019 were as follows:

	2020	2019
Current	$285,393	$615,495
Long-term	70,266	139,222
Total	$355,659	$754,717

The decrease in deposits as December 31, 2020, as compared to 2019, is due to decrease in WebBank's asset. The average original maturity for time deposits at December 31, 2020 was 12 months, as compared to 21 months at December 31, 2019.

The following table details the maturity of time deposits as of December 31, 2020:

	Maturity
	< 3 Months	3 to 6 Months	6 to 12 Months	> 12 Months	Total
Certificate of deposits less than $100	$20,845	$21,375	$65,388	$62,564	$170,172
Certificate of deposits of $100 or more	23,297	6,173	943	7,702	38,115
Total certificates of deposits	$44,142	$27,548	$66,331	$70,266	$208,287

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

At December 31, 2020 and 2019, WebBank's undisbursed commitments under these instruments totaled $170,611 and $125,861, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria established by WebBank through one of WebBank's lending agreements with its Marketing Partners, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee, and in some cases are subject to ongoing adjustment by WebBank. Since certain of the commitments are expected to expire without the credit being extended, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each prospective borrower's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by WebBank upon extension of credit, is based on management's credit evaluation of the borrower and WebBank's Marketing Partner.

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

2020 Goodwill Impairment Tests

For 2020, the Company utilized a quantitative approach for all of its reporting units in the Diversified Industrial and Energy segments using a discounted cash flow method with consideration of market comparisons. The annual quantitative impairment test for the Financial Services reporting unit utilized a discounted cash flow method and market approach using the guideline company method. The annual impairment test did not result in an impairment to goodwill for any of its reporting units, except for a partial impairment of the Performance Materials reporting unit. In addition, the fair value of all of our reporting units, other than Performance Materials, exceeded the carrying value of the net assets of those reporting units by more than 20% as of the date of the annual fourth quarter 2020 test.

In our 2020 third quarter Form 10-Q, we previously disclosed that there was a risk of future goodwill impairment of the Performance Materials reporting unit if the fair value of this reporting unit, and its associated assets, decreased in value due to further declines in market conditions or customer demand. In connection with the Company's annual fourth quarter goodwill impairment testing and as a result of declines in customer demand in the Performance Materials reporting unit, which is included in the Diversified Industrial segment, the Company determined its fair value was less than its carrying value. The Company partially impaired the Performance Materials reporting units' goodwill and recorded a $1,100 charge in Goodwill impairment charges in the accompanying consolidated statement of operations for the year ended December 31, 2020. The fair value of the Performance Materials reporting unit was determined using a discounted cash flow model (a form of the income approach) with consideration of market comparisons. The discounted cash flow model used the Company's projections, which are subject to various risks and uncertainties associated with its forecasted revenue, expenses and cash flows, as well as the expected impact on its business from the COVID-19 pandemic. The Company's significant assumptions in the analysis include, but are not limited to, future cash flow projections, the weighted-average cost of capital, the terminal growth rate and the tax rate. The Company's estimates of future cash flows are based on the current economic environment, recent operating results and planned business strategies. These estimates could be negatively affected by changes in regulations, further economic downturns, decreased customer demand for Performance Material's products or an inability to execute its business strategies. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. As of December 31, 2020, the Performance Materials' reporting unit had $6,808 of goodwill. While the Performance Materials reporting unit was determined not to be fully impaired in the fourth quarter, it may be at risk of further impairment in the future if the business does not perform as projected, including if it does not recover as planned from the COVID-19 pandemic, or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital.
2019 Goodwill Impairment Tests

The annual impairment test in 2019 did not result in an impairment to goodwill for any reporting unit. The Company performed an interim impairment test during the third quarter of 2019 for the Metallized Films and Packaging reporting unit (formerly the Packaging reporting unit), which included the operations of API and Dunmore. Due to a decline in their estimated fair values, the Company fully impaired the Packaging reporting unit's goodwill during 2019 and recorded aggregate goodwill impairment charges of $41,853 ($15,924 classified in continuing operations for Dunmore and $25,929 classified in discontinued operations for API) in the consolidated statements of operations for the year ended December 31, 2019. Refer to Note 9 - "Goodwill and Other Intangible Assets, Net" for additional information on the goodwill impairment charges.

For finite-lived intangible assets, the Company evaluates the carrying amount of such assets when circumstances indicate the carrying amount may not be recoverable. Conditions that could have an adverse impact on the cash flows and fair value of the long-lived assets are deteriorating business climate, condition of the asset or plans to dispose of the asset before the end of its useful life. If the assets' carrying amounts exceed the sum of the undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amounts exceed their fair values. The Company performs such assessments at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally at the plant level, operating company level or the reporting unit level, depending on the level of interdependencies in the Company's operations. As a result of COVID-19 related declines in the Company's youth sports business within the Energy segment, intangible assets of $606, primarily customer relationships, were fully impaired during the first quarter of 2020. The impairment is included in Asset impairment charges in the accompanying statement of operations for the year ended December 31, 2020.

Indefinite-lived intangible assets, which are only within the Diversified Industrial segment, are tested for impairment at least annually, or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Companies can use the same two testing approaches for indefinite-lived intangibles as for goodwill. For 2020 and 2019, the Company utilized both the quantitative and qualitative approaches to assess its indefinite-lived intangible assets and the results indicated no impairment. As of December 31, 2020, the estimated fair value of all indefinite-lived intangible assets were significantly in excess of their net carry value. For 2019, the Company utilized both the quantitative and qualitative approaches to assess its indefinite-lived intangible assets and the results indicated no impairment.

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

Pension and Other Post-Retirement Benefit Costs

The Company maintains qualified and non-qualified pension and other post-retirement benefit plans for certain subsidiaries. The Company recorded pension expense of $3,512 for the year ended December 31, 2020 related to its significant pension plans, and, as of December 31, 2020, the Company had recorded pension liabilities totaling $183,462. Pension benefits are generally based on years of service and the amount of compensation earned during the participants' employment. However, the qualified pension benefits have been frozen for all participants.

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

The various pension plan assets are diversified as to type of assets, investment strategies employed and number of investment managers used. Investments may include equities, fixed income, cash equivalents, convertible securities and private investment funds. Derivatives may be used as part of the investment strategy. The transfer of assets may be directed between investment managers in order to rebalance the portfolio in accordance with asset allocation guidelines established by the Company. The private investment funds, or the investment funds they are invested in, own marketable and non-marketable securities and other investment instruments. Such investments are valued by the private investment funds, underlying investment managers or the underlying investment funds at fair value, as described in their respective financial statements and offering memorandums. These values are utilized in quantifying the value of the assets of its pension plans, which are then used in the determination of the unfunded pension liabilities on the Company's consolidated balance sheets. Because of the inherent uncertainty of valuation of some of the pension plans' investments in private investment funds and the nature of some of the underlying investments held by the investment funds, the recorded value may differ from the value that would have been used had a ready market existed for some of these investments for which market quotations are not readily available. Management uses judgment to make assumptions on which its employee benefit liabilities and expenses are based. The effect of a 1% change in discount rate or expected return on asset assumptions for the pension plans sponsored by the Company's subsidiaries would not have a significant impact on pension cost.

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

Contingencies, Including Legal and Environmental Liabilities

The Company is subject to litigation, proceedings, claims or assessments and various contingent liabilities incidental to its business or assumed in connection with certain business acquisitions. The Company accrues a charge for a loss contingency when it believe it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If the loss is within a range of specified amounts, the most likely amount is accrued, and the Company accrues the minimum amount in the range if no amount within the range represents a better estimate. Generally, the Company records the loss contingency at the amount we expect to pay to resolve the contingency and the amount is generally not discounted to the present value. Amounts recoverable under insurance contracts are recorded as assets when recovery is deemed probable. Contingencies that might result in a gain are not recognized until realizable. Changes to the amount of the estimated loss or resolution of one or more contingencies could have a material impact on our results of operations, financial position and cash flows.

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. See Note 20 - "Commitments and Contingencies" to the SPLP consolidated financial statements found elsewhere in this Form 10-K for further information.

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

At December 31, 2020, Marketable securities aggregated approximately $106, which includes mutual funds and corporate equities that are reported at fair value. A change in the equity price of these securities could impact our results in future periods.

Included in the Company's Long-term investments of $291,297 at December 31, 2020 are equity securities and associated company investments, which are both subject to equity price risk. The Company's significant long-term equity securities investments include common stock ownership interests of $208,758, or 5.1%, of outstanding shares of Aerojet as of

December 31, 2020. The Company's significant associated company investments as of December 31, 2020 include its investments in Steel Connect and Aviat. The Company's investments in associated companies are accounted for under the equity method of accounting, primarily using the fair value option. A change in the equity price of our investments in these securities could impact our results in future periods.

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

Credit Facilities and Pension Obligations

At December 31, 2020, the Company's long-term debt obligations were comprised primarily of variable rate instruments. Accordingly, the fair value of such instruments may be relatively sensitive to effects of interest rate fluctuations. An increase or decrease in interest expense from a 1% change in interest rates would be approximately $3,300 on an annual basis based on total variable-interest debt outstanding as of December 31, 2020. In addition, the fair value of such instruments is also affected by investors' assessments of the risks associated with industries in which the Company operates, as well as its overall creditworthiness and ability to satisfy such obligations upon their maturity.

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

WebBank measures interest rate sensitivity as the difference between amounts of interest-earning assets and interest- bearing liabilities that mature or reprice within a given period of time. The difference provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. If the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, then the bank is considered to be asset sensitive. If the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets, then the bank is considered to be liability sensitive. In a rising interest rate environment, an institution that is asset sensitive would be in a better position than an institution that is liability sensitive because the yield on its assets would increase at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution that is asset sensitive would tend to have its assets reprice at a faster rate than its liabilities, which would tend to reduce the growth in its net interest income. The opposite is true if the institution is liability sensitive.

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

The Company's market risk strategy has generally been to obtain competitive prices for its products and services, sourced from more than one vendor, and allow operating results to reflect market price movements dictated by supply and demand. The Company enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts. The Company's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price changes in these commodities or markets could negatively impact the Company's earnings. Certain of these derivatives are not designated as accounting hedges under ASC 815, Derivatives and Hedging. As of December 31, 2020, the Company had entered into forward contracts, with settlement dates through January 2021, for silver with a total value of $2,267, for gold with a total value of $2,620, for palladium with a value of $1,926, for copper with a total value of $1,088 and for tin with a total value of $191. There were no futures contracts outstanding at December 31, 2020.

To the extent that we have not mitigated our exposure to rising raw material and energy prices, we may not be able to increase our prices to our customers to offset such potential raw material or energy price increases, which could have a material adverse effect on our results of operations and operating cash flows.

Risks Relating to Foreign Currency Exchange

The Company, primarily through its Diversified Industrial segment subsidiaries, manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Asia, Europe, Canada and Mexico. The Company is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar. The Company has not generally used derivative instruments to manage these specific risks; however, the Company has historically entered into foreign currency forward contracts to hedge certain of its receivables and payables denominated in other currencies, primarily those associated with the discontinued API business located in the U.K. In addition, the Company has historically entered into foreign currency forward contracts to hedge the value of certain of its future sales denominated in Euros and the value of certain of its future purchases denominated in U.S. dollars, also associated with the discontinued API business located in the U.K.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of Steel Partners Holdings L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Steel Partners Holdings L.P. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in capital, and cash flows, for each of the two years in the period ended December 31, 2020 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill — Impairment of Performance Materials Reporting Unit Goodwill – Refer to Note 2 and Note 9 to the consolidated financial statements

Critical Audit Matter Description

The Company's annual evaluation of goodwill for impairment involves management performing an assessment of each reporting unit to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. On the annual testing date of October 1, management elected to perform a quantitative approach (Step 1) to evaluate the Performance Materials reporting unit for impairment. As of October 1, 2020, the goodwill balance of the Performance Materials reporting unit was $7.9 million. In performing Step 1 management compared the fair value of the Performance Materials reporting unit to its carrying value. The Company determined the fair value of its Performance Materials reporting unit using a discounted cash flow model with consideration of market comparisons. The determination of the fair value using the discounted cash flow model required management to make significant estimates and assumptions related to expected revenue growth rates, expected earnings before interest, taxes and depreciation ("EBITDA"), and discount rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. During fiscal 2020, the Company recognized $1.1 million goodwill impairment charge, as the fair value of this reporting unit was lower than its carrying value.

We identified the goodwill impairment at the Performance Materials reporting unit as a critical audit matter because of the significant amount of goodwill recorded at this reporting unit, the decrease in the fair value in the current year due to declines in economic conditions impacting the reporting unit, and the significant estimates and assumptions management made to estimate the fair value of this reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to the expected revenue growth rates, expected EBITDA, and the selection of the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to goodwill impairment included the following, among others:

•We evaluated management's ability to accurately forecast by comparing historical results to management's historical forecasts.
•We evaluated the reasonableness of management's forecasts of expected revenue and expected growth rates and EBITDA by comparing management's forecasts with:
•Historical cash flow and trends.
•Underlying business strategies and growth plans.
•Internal communications to management and the Board of Directors.
•Information included in Company external communications, independent industry reports, and forecasted information from selected companies in the reporting unit's peer group.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) Company's valuation methodologies and (2) discount rate by:
•Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
•Developing an independent range of the discount rate and comparing it to the discount rate selected by management.

Allowance for Loan Losses — Refer to Note 2 and Note 7 to the consolidated financial statements

Critical Audit Matter Description

The allowance for loan losses ("ALLL") is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan or receivable balance has been confirmed. The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard, or loss. The general component covers non-classified loans and is based on historical loss experience and is adjusted for qualitative factors to cover uncertainties that could affect management's estimate of probable losses. The most significant component of the ALLL is the general component of the allowance. In determining the amount of the general valuation allowance, management considers qualitative factors such as asset quality trends, the effect of changes in the nature and volume of the portfolio, the existence and effect of any portfolio concentrations, changes in lending policies and underwriting policies, national economic business conditions and other macroeconomic adjustments, regional and local economic business conditions and other qualitative risk factors both internal and external to the Company. As of December 31, 2020, the Company's ALLL was $27.1 million.

We identified the general valuation allowance for loan losses as a critical audit matter due to the significant amount of judgment required by management when determining the adjustment to the historical loss experience for economic and qualitative factors. This requires a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ALLL included the following, among others:

•We evaluated the appropriateness and relevance of the economic and qualitative factors and related quantitative measures by comparing to external sources.
•We tested the computational accuracy of the Company's allowance models.

•We tested the accuracy of the historical charge offs.
•We obtained an understanding of management's process to develop assumptions and assessed the reasonableness of the assumptions used in the allowance calculation through the development of an independent expectation based on historical performance, peer data, and aging and performance of the current portfolio.
•We evaluated management's ability to accurately estimate the losses inherent in the portfolio by comparing management's historical estimates to actual losses incurred.

/s/ Deloitte & Touche LLP
New York, New York
April 13, 2021

We have served as the Company's auditor since 2018.

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands, except common units)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$135,788	$137,948
Marketable securities	106	220
Trade and other receivables - net of allowance for doubtful accounts of $3,368 and $2,578, respectively	164,106	169,827
Receivables from related parties	2,073	2,221
Loans receivable, including loans held for sale of $88,171 and $226,532, respectively, net	306,091	548,427
Inventories, net	137,086	148,453
Prepaid expenses and other current assets	58,053	41,759
Assets of discontinued operations	—	41,012
Total current assets	803,303	1,089,867
Long-term loans receivable, net	2,183,017	196,145
Goodwill	150,852	149,626
Other intangible assets, net	138,581	158,593
Deferred tax assets	66,553	90,907
Other non-current assets	42,068	69,073
Property, plant and equipment, net	228,992	250,133
Operating lease right-of-use assets	29,715	34,324
Long-term investments	291,297	275,836
Assets of discontinued operations	—	17,267
Total Assets	$3,934,378	$2,331,771
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$100,759	$88,165
Accrued liabilities	69,967	103,747
Deposits	285,393	615,495
Payables to related parties	4,080	481
Short-term debt	397	1,800
Current portion of long-term debt	10,361	14,208
Current portion of preferred unit liability	—	39,514
Other current liabilities	46,044	51,132
Liabilities of discontinued operations	—	21,256
Total current liabilities	517,001	935,798
Long-term deposits	70,266	139,222
Long-term debt	323,392	322,081
Other borrowings	2,090,223	—
Preferred unit liability	146,892	142,972
Accrued pension liabilities	183,462	183,228
Deferred tax liabilities	2,169	2,497
Long-term operating lease liabilities	21,845	26,458
Other non-current liabilities	39,906	25,057
Liabilities of discontinued operations	—	87,825
Total Liabilities	3,395,156	1,865,138
Commitments and Contingencies
Capital:
Partners' capital common units: 22,920,804 and 25,023,128 issued and outstanding (after deducting 14,916,635 and 12,647,864 units held in treasury, at cost of $219,245 and $198,781), respectively	707,309	654,249
Accumulated other comprehensive loss	(172,649)	(191,422)
Total Partners' Capital	534,660	462,827
Noncontrolling interests in consolidated entities	4,562	3,806
Total Capital	539,222	466,633
Total Liabilities and Capital	$3,934,378	$2,331,771

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(in thousands, except common units and per common unit data)

	December 31,
	2020	2019
Revenue:
Diversified Industrial net sales	$1,058,745	$1,119,642
Energy net revenue	107,831	163,972
Financial Services revenue	144,060	171,434
Total revenue	1,310,636	1,455,048
Costs and expenses:
Cost of goods sold	859,863	952,071
Selling, general and administrative expenses	290,784	334,566
Goodwill impairment charges	1,100	15,924
Asset impairment charges	606	849
Finance interest expense	11,733	16,279
Provision for loan losses	21,946	43,373
Interest expense	29,514	38,835
Realized and unrealized gains on securities, net	(25,643)	(47,315)
Other income, net	(4,666)	(1,611)
Total costs and expenses	1,185,237	1,352,971
Income before income taxes and equity method investments	125,399	102,077
Income tax provision	38,136	14,563
Loss of associated companies, net of taxes	3,786	8,043
Net income from continuing operations	83,477	79,471
Discontinued operations (see Note 6)
Loss from discontinued operations, net of taxes	(2,808)	(81,165)
Net loss on deconsolidation of discontinued operations	(7,391)	—
Loss from discontinued operations, net of taxes	(10,199)	(81,165)
Net income (loss)	73,278	(1,694)
Net (income) loss attributable to noncontrolling interests in consolidated entities (continuing operations)	(603)	97
Net income (loss) attributable to common unitholders	$72,675	$(1,597)
Net income (loss) per common unit - basic
Net income from continuing operations	$3.34	$3.19
Net loss from discontinued operations	(0.41)	(3.25)
Net income (loss) attributable to common unitholders	$2.93	$(0.06)
Net income (loss) per common unit - diluted
Net income from continuing operations	$1.85	$3.19
Net loss from discontinued operations	(0.20)	(3.25)
Net income (loss) attributable to common unitholders	$1.65	$(0.06)
Weighted-average number of common units outstanding - basic	24,809,751	24,964,643
Weighted-average number of common units outstanding - diluted	51,390,972	24,964,643
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	December 31,
	2020	2019
Net income (loss)	$73,278	$(1,694)
Other comprehensive income (loss), net of tax:
Gross unrealized gains on derivative financial instruments	—	263
Currency translation adjustments	1,816	(1,690)
Changes in pension liabilities and other post-retirement benefit obligations	(611)	(13,536)
Other comprehensive income (loss)	1,205	(14,963)
Comprehensive income (loss)	74,483	(16,657)
Comprehensive (income) loss attributable to noncontrolling interests	(603)	97
Comprehensive income (loss) attributable to common unitholders	$73,880	$(16,560)

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	(Loss) Income	Capital	Entities	Capital
Balance at December 31, 2018	37,436,531	(12,142,528)	$(192,060)	$661,792	$(176,463)	$485,329	$3,721	$489,050
Net loss	—	—	—	(1,597)	—	(1,597)	(97)	(1,694)
Unrealized gains on derivative financial instruments	—	—	—	—	263	263	—	263
Currency translation adjustments	—	—	—	—	(1,690)	(1,690)	—	(1,690)
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	(13,536)	(13,536)	—	(13,536)
Equity compensation - restricted units	234,461	—	—	779	—	779	182	961
Purchases of SPLP common units	—	(505,336)	(6,721)	(6,721)	—	(6,721)	—	(6,721)
Other, net	—	—	—	(4)	4	—	—	—
Balance at December 31, 2019	37,670,992	(12,647,864)	(198,781)	654,249	(191,422)	462,827	3,806	466,633
Net income	—	—	—	72,675	—	72,675	603	73,278
Currency translation adjustments	—	—	—	—	1,816	1,816	—	1,816
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	(611)	(611)	—	(611)
Equity compensation - restricted units	166,447	—	—	887	—	887	—	887
Purchases of SPLP common units	—	(2,268,771)	(20,464)	(20,464)	—	(20,464)	—	(20,464)
Deconsolidation of API (see Note 6)	—	—	—	—	17,481	17,481	—	17,481
Other, net	—	—	—	(38)	87	49	153	202
Balance at December 31, 2020	37,837,439	(14,916,635)	$(219,245)	$707,309	$(172,649)	$534,660	$4,562	$539,222

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$73,278	$(1,694)
Loss from discontinued operations	(10,199)	(81,165)
Net income from continuing operations	83,477	79,471
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	21,946	43,373
Loss of associated companies, net of taxes	3,786	8,043
Realized and unrealized gains on securities, net	(25,643)	(47,315)
Derivative gains on economic interests in loans	(5,657)	(14,744)
Deferred income taxes	22,058	11,118
Depreciation and amortization	65,333	66,180
Non-cash lease expense	9,012	11,177
Equity-based compensation	887	779
Goodwill impairment charges	1,100	15,924
Asset impairment charges	606	849
Other	(2,821)	1,465
Net change in operating assets and liabilities:
Trade and other receivables	8,725	10,921
Inventories	12,220	(12,480)
Prepaid expenses and other assets	(6,150)	(3,217)
Accounts payable, accrued and other liabilities	(16,005)	(14,700)
Net decrease (increase) in loans held for sale	138,361	(38,389)
Net cash provided by operating activities - continuing operations	311,235	118,455
Net cash provided by (used in) operating activities - discontinued operations	12,855	(8,231)
Net cash provided by operating activities	324,090	110,224
Cash flows from investing activities:
Purchases of investments	(14,365)	(90,815)
Proceeds from sales of investments	8,830	31,576
Proceeds from maturities of investments	35,063	92,049
Loan originations, net of collections	(1,904,843)	(205,874)
Purchases of property, plant and equipment	(23,226)	(39,816)
Settlements of short positions, net	—	(14,611)
Proceeds from sales of assets	3,000	1,293
Acquisitions, net of cash acquired	(3,500)	(45,559)
Net cash used in investing activities - continuing operations	(1,899,041)	(271,757)
Net cash used in investing activities - discontinued operations	—	(3,208)
Net cash used in investing activities	(1,899,041)	(274,965)
Cash flows from financing activities:
Net revolver repayments	(40,891)	(62,048)
Repayments of term loans	(14,208)	(7,746)
Purchases of the Company's common units	(20,464)	(6,721)
Net increase in other borrowings	2,090,223	—
Redemption of SPLP preferred units	(40,000)	—
Deferred finance charges	(1,474)	(815)
Net (decrease) increase in deposits	(399,058)	43,406
Net cash provided by (used in) financing activities - continuing operations	1,574,128	(33,924)
Net cash used in financing activities - discontinued operations	—	(2,222)
Net cash provided by (used in) financing activities	1,574,128	(36,146)
Net change for the period	(823)	(200,887)
Effect of exchange rate changes on cash and cash equivalents	(1,337)	398
Cash and cash equivalents at beginning of period	137,948	347,318
Cash and cash equivalents at end of period, including cash of discontinued operations	$135,788	$146,829
Less: Cash and cash equivalents of discontinued operations	—	8,881
Cash and cash equivalents at end of period	$135,788	$137,948

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts used in the Notes to Consolidated Financial Statements are in thousands, except common and preferred units, per common and preferred unit, share and per share data.

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of the Business

Steel Partners Holdings L.P. ("SPLP" or "Company") is a diversified global holding company that engages in multiple businesses through consolidated subsidiaries and other interests. It owns and operates businesses and has significant interests in various companies, including diversified industrial products, energy, banking, defense, direct marking, supply chain management and logistics and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other, which are managed separately and offer different products and services. For additional details related to the Company's reportable segments see Note 22 - "Segment Information." Steel Partners Holdings GP Inc. ("SPH GP"), a Delaware corporation, is the general partner of SPLP and is wholly-owned by SPLP. The Company is managed by SP General Services LLC ("Manager"), pursuant to the terms of an amended and restated management agreement ("Management Agreement") discussed in further detail in Note 21 - "Related Party Transactions."

Impact of COVID-19

In March 2020, the World Health Organization categorized the novel Coronavirus ("COVID-19") as a pandemic, and the President of the United States of America ("U.S.") declared the COVID-19 outbreak a national emergency. The spread of the outbreak has caused significant disruptions in the U.S. and global economies, and economists expect the impact will potentially be significant beyond 2020. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company continues to evaluate the global risks and the slowdown in business activity related to COVID-19, including the potential impacts on its employees, customers, suppliers and financial results. As the situation surrounding COVID-19 remains fluid, it is expected to continue having a negative impact to the Company; however, it is difficult to predict the duration of the pandemic and its continued impact on the Company's business, operations, financial condition and cash flows. There is no certainty that federal, state or local regulations regarding safety measures to address the spread of COVID-19 will not adversely impact the Company's operations. As of the filing of this Form 10-K, all of the Company's facilities were open and able to operate at normal capacities. Additionally, as the COVID-19 pandemic progressed, the Company initiated cost reduction actions, including the reduction and waiver of management and board fees, hiring freezes, employee furloughs, staffing and force reductions, salary reductions, bonus payment deferrals and 401(k) match suspension to help mitigate the financial impact of the COVID-19 pandemic. The Company also froze all discretionary spend, implemented strict approvals for capital expenditures and aggressively managed working capital. The Company continues to evaluate further or continued actions as circumstances warrant.

The COVID-19 pandemic has adversely affected our consolidated financial results for the year ended December 31, 2020. The Company anticipates COVID-19 may continue to have an adverse impact on our business through 2021 and potentially beyond. While the Company developed and implemented, and continues to develop and implement, health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19 to its employees and business, the severity of the impact of the COVID-19 pandemic on the Company's business beyond 2020 will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and the extent and severity of the impact on the Company's customers and suppliers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. As of the date of filing this Form 10-K, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity or results of operations is uncertain.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority or wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain amounts in the Company's 2019 consolidated statement of cash flows and notes have been reclassified to conform to the comparable 2020 presentation.

On January 31, 2020, the Company announced that API Group Limited and certain of its affiliates commenced administration proceedings in the United Kingdom ("U.K."). The purpose of the administration proceedings is to facilitate an orderly sale or wind-down of its U.K. operations, which include API Laminates Limited and API Foils Holdings Limited. In the U.S., API Americas Inc. voluntarily filed for Chapter 11 proceedings in Bankruptcy Court on February 2, 2020, in order to facilitate the sale or liquidation of its U.S. assets. The API entities (collectively, "API") were wholly-owned subsidiaries of the Company and were included in the Diversified Industrial segment. The Company deconsolidated API on January 31, 2020 as it no longer held a controlling financial interest as of that date. The results of API's operations are included in Discontinued operations in the accompanying statements of operations. The assets and liabilities of API as of December 31, 2019, prior to their deconsolidation, are included in Assets and Liabilities of discontinued operations, respectively, in the accompanying consolidated balance sheet. All amounts associated with API have been removed from the Company's financial statements and footnotes, and reported in discontinued operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in Preparation of Consolidated Financial Statements

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses, and related disclosure of contingent assets and liabilities during the reporting period. The more significant estimates include: (1) revenue recognition; (2) the valuation allowances for trade and other receivables, loans receivable and inventories; (3) the valuation of goodwill, indefinite-lived intangible assets, long-lived assets and associated companies; (4) the valuation of deferred tax assets; (5) contingencies, including legal and environmental liabilities; (6) fair value of derivatives; (7) post-employment benefit liabilities; (8) estimates and assumptions used in the determination of fair value of certain securities; and (9) estimates of loan losses. Actual results may differ from the estimates used in preparing the consolidated financial statements; and, due to substantial holdings in and/or restrictions on certain investments, the value that may be realized could differ from the estimated fair value.

Restatement For Correction of Immaterial Errors in Previously Issued Consolidated Financial Statements

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2020, the Company identified errors in its previously filed annual consolidated financial statements and unaudited quarterly consolidated financial statements. The errors were not material to any individual prior quarterly or annual period. The prior period errors are related primarily to a division of the Company's Electrical Products business within the Diversified Industrial segment ("Electrical Products Misstatements") and were primarily the result of: (1) divisional management override of internal controls, (2) improper segregation of duties, including failure to obtain independent review of recorded accounting entries and accounting analyses and (3) inadequate documentation and support for and/or untimely preparation of account reconciliations. The Electrical Products Misstatements resulted in: (1) improper valuation of inventories and trade receivables, including the related allowance for doubtful accounts, (2) improper recognition of revenue on contracts performed over time and (3) accounts payable and associated expenses not recorded accurately or in the appropriate period and (4) other errors.

The Company assessed the materiality of the errors in its historical annual consolidated financial statements in accordance with U.S. Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") Topic 1.M, Materiality, codified in Accounting Standards Codification ("ASC") 250, Accounting Changes and Error Corrections, and concluded that the errors were not material to the previously filed annual consolidated financial statements or corresponding unaudited interim periods but would be material in the aggregate if corrected solely in the consolidated financial statements as of and for the year ended December 31, 2020. In accordance with ASC 250 (SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company has corrected for these errors by revising previously filed 2019 annual consolidated financial statements, including the impact to beginning Partners' capital, in connection with the filing of this 2020 Annual Report on Form 10-K. The revised annual consolidated financial statements also include adjustments to correct certain other immaterial errors, including errors that had previously been adjusted for and disclosed as out of period corrections in the period identified.

The accompanying footnotes have also been corrected to reflect the impact of the revisions of the previously filed 2019 annual consolidated financial statements. Refer to Note 25 - "Restatement of Previously Issued Consolidated Financial Statements" for reconciliations between as reported and as revised annual amounts.

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

•Available-for-sale equity securities are reported at fair value, with unrealized gains and losses recognized in Realized and unrealized gains on securities, net in the consolidated statements of operations.
•Available-for-sale debt securities are reported at fair value, with unrealized gains and losses recognized in accumulated other comprehensive income or loss ("AOCI") as a separate component of SPLP's Partners' capital in both 2020 and 2019.
•Associated companies represent equity method investments in companies where the Company's ownership is generally between 20% and 50% of the outstanding equity and it has the ability to exercise significant influence, but not control, over the investee. For equity method investments where the fair value option has been elected, unrealized gains and losses are reported in the Company's consolidated statements of operations as part of Loss of associated companies, net of taxes. For the equity method investments where the fair value option has not been elected, SPLP records the investment at cost and subsequently increases or decreases the investment by its proportionate share of the net income or loss and other comprehensive income or loss of the investee.
•Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

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

Trade Receivables and Allowance for Doubtful Accounts

The Company recognizes bad debt expense through an allowance account using estimates based primarily on management's evaluation of the financial condition of the customer, historical experience, credit quality, whether any amounts are currently past due, the length of time accounts may be past due, previous loss history and management's determination of a customer's current ability to pay its obligations. Trade receivable balances are charged off against the allowance when it is determined that the receivables will not be recovered, and payments subsequently received on such receivables are credited to recovery of accounts written off. The Company believes that the credit risk with respect to trade receivables is limited due to this credit evaluation process. As of December 31, 2020, the top 10 of the Company's largest customer balances accounted for 25% of the Company's trade receivables. The Company's allowance for doubtful accounts for trade receivables was $3,368 and $2,578 as of December 31, 2020 and 2019, respectively. The Company recorded charges of $1,258 to the allowance offset by recoveries of $468 for the year ended December 31, 2020 and charges of $682 to the allowance offset by recoveries of $681 for the year ended December 31, 2019.

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

Loans are reported as past due when either principal or interest is due and unpaid for a period of 30 days or more. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent for commercial loans, 120 days for consumer loans and 180 days for small business loans unless the loan is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
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

Goodwill and Other Intangible Assets, Net

Goodwill, which is not amortized, represents the difference between the purchase price and the fair value of identifiable net assets acquired in a business combination. The Company reviews goodwill for impairment annually in the fourth quarter, and tests for impairment during the year if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Examples of such events would include pertinent macroeconomic conditions, industry and market considerations, overall financial performance and other factors. An entity can choose between using the Step 0 approach or the Step 1 approach.

For the Step 0 approach, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity has an unconditional option to bypass the Step 0 assessment for any reporting unit in any period and proceed directly to performing a Step 1 of the goodwill impairment test. An entity may resume performing the Step 0 assessment in any subsequent period. For the Step 1 approach, which is a quantitative approach, the Company will calculate the fair value of a reporting unit and compare it to its carrying amount. There are several methods that may be used to estimate a reporting unit's fair value, including the income approach, the market approach and/or the cost approach. The amount of impairment, if any, is determined by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge based on the amount that the carrying amount exceeds the reporting unit's fair value. The loss recognized should not exceed the total goodwill allocated to the reporting unit.

For 2020, the Company utilized a quantitative approach for all of its reporting units primarily using a discounted cash flow method with consideration of market comparisons. The annual impairment test did not result in an impairment to goodwill for any of the reporting units, except for a partial impairment of the Performance Materials reporting unit. As a result of a decline in the Performance Materials reporting unit's estimated fair value, the Company recorded a $1,100 charge in Goodwill impairment charges in the accompanying consolidated statement of operations for the year ended December 31, 2020. The annual impairment test in 2019 did not result in an impairment to goodwill. The Company performed an interim impairment test during the third quarter of 2019 for the Packaging reporting unit, which included the operations of API and Dunmore Corporation in the U.S. and Dunmore Europe GmbH in Germany (collectively, "Dunmore"). Due to a decline in their estimated fair values, the Company recorded aggregate Goodwill impairment charges of $41,853 ($15,924 classified in continuing operations for Dunmore and $25,929 classified in discontinued operations for API). Refer to Note 9 - "Goodwill and Other Intangible Assets, Net," for additional information on the goodwill impairment charges.

For finite-lived intangible assets, the Company evaluates the carrying amount of such assets when circumstances indicate the carrying amount may not be recoverable. Conditions that could have an adverse impact on the cash flows and fair value of the long-lived assets are deteriorating business climate, condition of the asset or plans to dispose of the asset before the end of its useful life. If the assets' carrying amounts exceed the sum of the undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amounts exceeds their fair values. The Company performs such assessments at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally at the plant level, operating company level or the reporting unit level, depending on the level of interdependencies in the Company's operations. As a result of COVID-19 related declines in the Company's youth sports business within the Energy segment, intangible assets of $606, primarily customer relationships, were fully impaired during 2020. The impairment is included in Asset impairment charges in the accompanying statement of operations for the year ended December 31, 2020.

Indefinite-lived intangible assets, which are only within the Diversified Industrial segment, are tested for impairment at least annually, or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Companies can use the same two testing approaches for indefinite-lived intangibles as for goodwill. For 2020 and 2019, the Company utilized both the quantitative and qualitative approaches to assess its indefinite-lived intangible assets, and the results indicated no impairment.

Derivatives

The Company uses various hedging instruments to reduce the impact of changes in precious metal prices and the effect of foreign currency fluctuations. In accordance with Financial Accounting Standards Board ("FASB") ASC 815, Derivatives and Hedging, these instruments are recorded as either fair value hedges, economic hedges, cash flow hedges or derivatives with no hedging designation.

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

Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts to hedge certain of its receivables and payables denominated in other currencies. In addition, the Company enters into foreign currency forward contracts to hedge the value of certain of its future sales and the value of its future purchases denominated in other currencies. Such hedges have historically been associated with API's operations in the U.K. The forward contracts that are used to hedge the risk of foreign exchange movement on its receivables and payables are accounted for as fair value hedges under ASC 815. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net change in fair value of the derivative assets and liabilities are recognized in the Company's consolidated statements of operations. The forward contracts that are used to hedge the value of the Company's future sales and purchases are accounted for as cash flow hedges in accordance with ASC 815. These hedges are fully effective and accordingly, the changes in fair value are recorded in AOCI and, at maturity, any gain or loss on the forward contract is reclassified from AOCI into the Company's consolidated statements of operations.

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 19 - "Fair Value Measurements"). At December 31, 2020, outstanding derivatives mature within 3 to 5 years. Gains and losses resulting from changes in fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial Services revenue. Fair value represents the estimated amounts that WebBank would receive at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Property, Plant and Equipment, Net

Property, plant and equipment is recorded at cost. Depreciation of property, plant and equipment is recorded principally on the straight line method over the estimated useful lives of the assets, which range as follows: machinery and equipment 3 to 15 years and buildings and improvements 10 to 30 years. Leasehold improvements are amortized over the shorter of the terms of the related leases or the estimated useful lives of the improvements. Interest cost is capitalized for qualifying assets during the assets' acquisition period. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized. Gains or losses on dispositions is recorded in Other income, net.

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. If the carrying amounts of the long-lived assets exceed the sum of the undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amounts exceeds their fair values, which is generally determined using a discounted cash flow methodology. The Company performs such assessments at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally at the plant level, operating company level or the reporting unit level, depending on the level of interdependencies in the Company's operations. The Company considers various factors in determining whether an impairment test is necessary, including among other things: a significant or prolonged deterioration in operating results and projected cash flows; significant changes in the extent or manner in which assets are used; technological advances with respect to assets which would potentially render them obsolete; the Company's strategy and capital planning; and the economic climate in the markets it serves. When estimating future cash flows and if necessary, fair value, the Company makes judgments as to the expected utilization of assets and estimated future cash flows related to those assets. The Company considers historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and other information available at the time the estimates are made. The Company believes these estimates are reasonable; however, changes in circumstances or conditions could have a significant impact on its estimates, which might result in material impairment charges in the future.

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

Right of use ("ROU") assets represent our right to use an underlying asset for the entirety of the lease term. Lease liabilities represent the Company's obligation to make payments over the life of the lease. A ROU asset and a lease liability are recognized at commencement of the lease based on the present value of the lease payments over the life of the lease. Since the interest rate implicit in a lease is generally not readily determinable, we use an incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar lease term to obtain an asset of similar value. Our lease terms may include options to extend or terminate the lease when the Company is reasonably certain that we will exercise that option.

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

Deferred Debt Issue Costs

Costs to issue debt are capitalized and deferred when incurred and subsequently amortized to interest expense over the term of the related debt using the effective interest rate method. Deferred debt issuance costs are presented in the Company's consolidated balance sheets as a direct deduction from the carrying amount of the associated debt liability.

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

General

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

Sales and usage-based taxes are excluded from revenues. The Company does not have any material service-type warranty arrangements. The expected costs associated with the Company's assurance warranties are recognized as expense when the products are sold. The Company does not have any material significant financing arrangements as payment is received shortly after the goods are sold or services are performed. Cash received from customers prior to shipment of goods, or otherwise not yet earned, is recorded as deferred revenue.

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

Practical Expedients and Exemptions

Given the typical duration of the Company's contracts with customers, as noted directly above, is less than one year, the Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within Selling, general and administrative expenses.

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

Diversified Industrial and Energy Segments

The Diversified Industrial segment is comprised of manufacturers of engineered niche industrial products. The majority of revenues recognized are for the sale of manufactured goods in the U.S. Other revenue recognized is for repair and maintenance services. Customer contracts are generally short-term in nature and are based on individual customer purchase orders. The terms and conditions of the customer purchase orders are dictated by either the Company's standard terms and conditions or by a master service agreement.

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

Diversified Industrials' service revenues are generated primarily by repair and maintenance work performed on equipment used at mass merchants, supermarkets and restaurants. Service revenues are primarily recognized in the amount to which the entity has a right to invoice.

The Energy segment provides drilling and production services to the oil and gas industry in the U.S. The services provided include well completion and recompletion, well maintenance and workover, flow testing, down hole pumping, plug and abatement, well logging and perforating wireline services. Service revenues are recognized in the amount to which the entity has a right to invoice. Consideration for Energy contracts is generally fixed.

A portion of Energy revenues are service revenues related to Energy's youth sports business. These service revenues are recognized when services are provided to the customer, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those services. Consideration for the Energy's sports business contracts is generally fixed.

The Company has also entered into rebate agreements with certain customers. These programs are typically structured to incentivize the customers to increase their annual purchases from the Company. The rebates are usually calculated as a percentage of the purchase amount, and such percentages may increase as the customer's level of purchases rise. Rebates are recorded as a reduction of net sales in the Company's consolidated statements of operations. As of December 31, 2020 and 2019, accrued rebates payable totaled $13,294 and $14,806, respectively, and are included in Accrued liabilities on the Company's consolidated balance sheets.

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

Concentration of Revenue

No single customer accounted for 10% or more of the Company's consolidated revenues in 2020 or 2019.

Fair Value Measurements

The Company measures certain assets and liabilities at fair value (see Note 19 - "Fair Value Measurements"). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values of assets and liabilities are determined based on a three-level measurement input hierarchy. Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date. Level 2 inputs are other than quoted market prices that are observable, either directly or indirectly, for an asset or liability. Level 2 inputs can include quoted prices in active markets for similar assets or liabilities, quoted prices in a market that is not active for identical assets or liabilities, or other inputs that can be corroborated by observable market data. Level 3 inputs are unobservable for the asset or liability when there is little, if any, market activity for the asset or liability. Level 3 inputs are based on the best information available and may include data developed by the Company.

Pension Plans

The Company sponsors qualified and non-qualified pension and other post-retirement benefit plans covering certain of its current or former employees. In accordance with accounting standards for employee pension benefits, the Company recognizes on a plan-by-plan basis the unfunded status of its pension and post-retirement benefit plans in the consolidated financial statements and measures its pension plan assets and benefit obligations as of December 31. The obligation for the Company's pension and post-retirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates and expected mortality for employee benefit liabilities, rates of return on plan assets and expected annual rates for salary increases for employee participants.

Equity-Based Compensation

The Company accounts for restricted stock units granted to employees and non-employee directors as compensation expense, which is recognized in exchange for the services received. The compensation expense is based on the fair value of the equity instruments on the grant-date and is recognized as an expense over the service period of the recipients. The Company accounts for forfeitures in the period in which they occur.

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

SPLP's policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax provision in its consolidated statements of operations.

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

Legal Contingencies

The Company is subject to litigation, proceedings, claims or assessments and various contingent liabilities incidental to its business or assumed in connection with certain business acquisitions. The Company accrues a charge for a loss contingency when it believe it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If the loss is within a range of specified amounts, the most likely amount is accrued, and the Company accrues the minimum amount in the range if no amount within the range represents a better estimate. Generally, the Company records the loss contingency at the amount we expect to pay to resolve the contingency, and the amount is generally not discounted to the present value. Amounts recoverable under insurance contracts are recorded as assets when recovery is deemed probable. Contingencies that might result in a gain are not recognized until realizable. Changes to the amount of the estimated loss or resolution of one or more contingencies could have a material impact on our results of operations, financial position and cash flows.

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

Adoption of New Accounting Standards

In August 2018, the FASB issued Accounting Standards Update No. ("ASU") 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020. Because ASU 2018-13 affects disclosure only, the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

In March 2020 and January 2021, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-01, Reference Rate Reform: Scope, respectively. Together these ASU's provide temporary optional expedients and exceptions for applying U.S. GAAP, if certain exceptions are met, to contracts, hedging relationships and other arrangements affected by the discontinuation of the London Interbank Offered Rate, known as LIBOR, or by another reference rate expected to be discontinued. These ASU's were effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

3. REVENUES

Disaggregation of Revenues

Revenues are disaggregated at the Company's segment level since the segment categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. For additional details related to the Company's reportable segments see Note 22 - "Segment Information."

The following table presents the Company's revenues disaggregated by geography for the years ended December 31, 2020 and 2019. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Year Ended December 31,
	2020	2019
United States	$1,229,406	$1,373,505
Foreign	81,230	81,543
Total revenue	$1,310,636	$1,455,048

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections result in billed trade receivables, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheets. The balances of contract assets as of December 31, 2020 and 2019 were $17,119 and $10,749, respectively. As of December 31, 2020 and 2019, the Company's return assets account was not material.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts which are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheets based on the timing of when the Company expects to recognize revenue.

Contract Liabilities
December 31, 2019	$6,737
Deferral of revenue	15,466
Recognition of revenue	(14,496)
December 31, 2020	$7,707

4. LEASES

The Company has operating and finance leases for operating plants, warehouses, corporate offices, housing facilities, vehicles and equipment. Our leases have remaining lease terms of up to 20 years.

The components of lease cost are as follows:

	Year Ended December 31,
	2020	2019
Operating lease cost	$10,249	$11,771
Short-term lease cost	$453	$465

Finance lease cost:
Amortization of right-of-use assets	$1,256	$1,172
Interest on lease liabilities	322	311
Total finance lease cost	$1,578	$1,483

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,204	$10,987
Operating cash flows from finance leases	$321	$288
Financing cash flows from finance leases	$1,660	$1,504
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,784	$6,906
Finance leases	$64	$3,716

Supplemental balance sheet information related to leases is as follows:

	December 31, 2020	December 31, 2019	Location on Consolidated Balance Sheet
Operating leases
Operating lease right-of-use assets	$29,715	$34,324	Operating lease right-of-use assets

Current operating lease liabilities	$8,936	$8,858	Other current liabilities
Non-current operating lease liabilities	21,845	26,458	Long-term operating lease liabilities
Total operating lease liabilities	$30,781	$35,316

Finance leases
Finance lease assets	$7,575	$9,325	Property, plant and equipment, net

Current finance lease liabilities	$623	$617	Other current liabilities
Non-current finance lease liabilities	5,177	6,767	Other non-current liabilities
Total finance lease liabilities	$5,800	$7,384

	Year Ended December 31,
	2020	2019
Weighted-average remaining lease term (years)
Operating leases	5.38 years	5.74 years
Finance leases	4.31 years	5.16 years
Weighted-average discount rate
Operating leases	4.29%	4.24%
Finance leases	4.20%	4.19%

Maturities of lease liabilities, as of December 31, 2020, are as follows:

	Operating Leases	Finance Leases
2021	$10,195	$2,026
2022	11,248	1,907
2023	8,210	1,777
2024	5,854	1,734
2025	4,390	1,251
Thereafter	7,264	810
Total lease payments	47,161	9,505

Present value of current lease liabilities	8,936	623
Present value of long-term lease liabilities	21,845	5,177
Total present value of lease liabilities	30,781	5,800

Difference between undiscounted cash flows and discounted cash flows	$16,380	$3,705

5. ACQUISITIONS AND DIVESTITURES

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

On April 1, 2019, the Company, through its wholly-owned subsidiary, WebBank, completed the acquisition of National Partners PFco, LLC ("National Partners") for consideration of $47,725, which includes assumed debt, including debt with a third-party that WebBank had a preexisting $10,000 participation, and was subject to a potential earn-out based on future performance. The earn-out expired on June 30, 2020 and was not paid out as the performance requirements were not met. National Partners provides commercial premium finance solutions for national insurance brokerages, independent insurance agencies and insureds in key markets throughout the U.S. National Partners is included with WebBank in the Company's Financial Services segment. In connection with the acquisition, the Company recorded trade and other receivables, other intangible assets and goodwill associated with the acquisition, totaling approximately $37,195, $2,230 and $6,515, respectively, as well as other assets and liabilities. Other intangible assets consist of agent relationships of $1,800 and trade names of $430. The goodwill from the acquisition consists largely of the synergies expected from combining the operations of the two businesses. The goodwill of $6,515 is expected to be deductible for income tax purposes. The final purchase price and purchase price allocation of National Partners were finalized as of April 1, 2020, with no significant changes to preliminary amounts.

Divestiture

On January 31, 2021, the Company completed the sale of its Edge business for a sales price of $16,000, subject to a working capital adjustment. Edge provided roofing edge metal products and was part of the Company's OMG business.

6. DISCONTINUED OPERATIONS

On January 31, 2020, the Company announced that API Group Limited and certain of its affiliates commenced administration proceedings in the U.K. The purpose of the administration proceedings is to facilitate an orderly sale or wind-down of its U.K. operations, which include API Laminates Limited and API Foils Holdings Limited. In the U.S., API Americas Inc. voluntarily filed for Chapter 11 proceedings in Bankruptcy Court on February 2, 2020, in order to facilitate the sale or liquidation of its U.S. assets. The API Americas Inc. Chapter 11 bankruptcy proceedings were closed by the Bankruptcy Court on December 21, 2020. The API entities were wholly-owned subsidiaries of the Company and part of the Diversified Industrial segment. The Company deconsolidated API on January 31, 2020 as it no longer held a controlling financial interest as of that date. On the date of the deconsolidation, the Company believed that API became a variable interest entity. The Company determined at deconsolidation that it was not the primary beneficiary of API as the Company no longer held a controlling financial interest in API and the Company lacked significant decision-making ability.

The components of Income (loss) from discontinued operations, net of taxes in the accompanying consolidated statements of operations are:

Year Ended December 31, 2020
Loss from operations of discontinued operation	$(2,808)
Gain upon initial deconsolidation of API	30,515
Loss from change in guarantee liability	(51,138)
Tax benefit from loss on discontinued operations	13,232
Loss from discontinued operations, net of taxes	$(10,199)

The gain upon initial deconsolidation of $30,515 is based primarily on the Company's carrying value of API's assets, liabilities and accumulated other comprehensive loss at the time of deconsolidation. All amounts associated with API have been removed from the Company's financial statements and footnotes, and reported in discontinued operations as described herein.

As of the date of deconsolidation, API held approximately $69,220 of principal loans under the Company's senior credit agreement described in Note 13 - "Debt" Under the terms of the credit agreement, the Company and certain consolidated subsidiaries were guarantors, and accordingly, were responsible for the ultimate repayment of these loans. The net proceeds from the sale of the assets of API were not sufficient to fully repay the loans. On December 23, 2020, the Company became the obligor of the debt, the guarantee liability was removed from the Company's consolidated balance sheet and the Company recorded debt at that time for the amount of the remaining outstanding debt obligation.

On February 2, 2020, the Company became obligor to API's U.S. pension plans. Accordingly, the Company retained the previously recorded API pension obligation liability of approximately $5,238. These obligations remain recorded in Accrued pension liabilities in the accompanying consolidated balance sheet as of December 31, 2020.

The following represents the detail of Loss from discontinued operations, net of taxes in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2020	2019
Revenue	$6,388	$106,389
Costs and expenses:
Cost of goods sold	6,085	104,409
Selling, general and administrative expenses	2,726	22,737
Goodwill impairment charges	—	25,929
Asset impairment charges	—	30,533
Other expenses, net	385	3,193
Total costs and expenses	9,196	186,801
Loss before income taxes	(2,808)	(80,412)
Income tax benefit (provision)	—	(753)
Loss from discontinued operations, net of taxes	$(2,808)	$(81,165)

The following is a summary of the assets and liabilities of discontinued operations:

December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$8,881
Trade and other receivables	13,367
Inventories, net	16,192
Prepaid expenses and other current assets	2,572
Total current assets	41,012
Other non-current assets	50
Property, plant and equipment, net	11,176
Operating lease right-of-use-assets	6,041
Total Assets	$58,279
Liabilities
Current liabilities:
Accounts payable	$14,027
Accrued liabilities	4,701
Short-term debt	1,397
Other current liabilities	1,131
Total current liabilities	21,256
Long-term debt	69,055
Accrued pension liabilities	12,849
Deferred tax liabilities	1,117
Long-term operating lease liabilities	4,804
Total Liabilities	$109,081

7. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classifications of Loans receivable, including loans held for sale, held by WebBank at December 31, 2020 and 2019 are as follows:

	Total				Current		Non-current
	December 31, 2020	%	December 31, 2019	%	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Loans held for sale	$88,171		$226,532		$88,171	$226,532	$—	$—

Commercial real estate loans	$672	—%	$659	—%	—	—	672	$659
Commercial and industrial	2,279,672	94%	251,349	45%	221,469	233,510	2,058,203	17,839
Consumer loans	147,652	6%	302,714	55%	23,510	125,067	124,142	177,647
Total loans	2,427,996	100%	554,722	100%	244,979	358,577	2,183,017	196,145
Less:
Allowance for loan losses	(27,059)		(36,682)		(27,059)	(36,682)	—	—
Total loans receivable, net	$2,400,937		$518,040		217,920	321,895	2,183,017	196,145
Loans receivable, including loans held for sale (a)					$306,091	$548,427	$2,183,017	$196,145
(a)    The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, was $2,498,218 and $760,644 at December 31, 2020 and 2019, respectively.

Loans with a carrying value of approximately $15,849 and $15,737 were pledged as collateral for potential borrowings at December 31, 2020 and 2019, respectively. WebBank serviced $2,828 and $2,898 in loans for others at December 31, 2020 and 2019, respectively.

WebBank sold loans classified as loans held for sale of $11,361,131 and $23,864,975 during the year ended December 31, 2020 and 2019, respectively. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of consumer and small business loans. Amounts added to loans held for sale during these same periods were $11,231,167 and $23,906,695, respectively. The reduction in loans held for sale as of December 31, 2020, reflects the impact of reduced lending by WebBank's partners due to the economic impact of COVID-19.

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

After applying historic loss experience, the quantitatively derived level of ALLL is reviewed for each segment using qualitative criteria. Various risk factors are tracked that influence our judgment regarding the level of the ALLL across the portfolio segments. Primary qualitative factors that may be reflected in the quantitative models include:

•Asset quality trends
•Risk management and loan administration practices
•Portfolio management and controls
•Effect of changes in the nature and volume of the portfolio
•Changes in lending policies and underwriting policies
•Existence and effect of any portfolio concentrations
•National economic business conditions and other macroeconomic adjustments
•Regional and local economic and business conditions
•Data availability and applicability
•Industry monitoring
•Value of underlying collateral

Changes in these factors are reviewed to ensure that changes in the level of the ALLL are consistent with changes in these factors. The magnitude of the impact of each of these factors on the qualitative assessment of the ALLL changes from quarter to quarter according to the extent these factors are already reflected in historic loss rates and according to the extent these factors diverge from one another. Also considered is the uncertainty inherent in the estimation process when evaluating the ALLL. WebBank's ALLL decreased $9,623, or 26%, during the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease in the ALLL during the year ended December 31, 2020 was driven by lower held-to-maturity ("HTM") loan balances, partially offset by an increase due to COVID-19 related qualitative and environmental factors. WebBank continues to monitor the impact of COVID-19 on its loan portfolio and anticipates potential future economic disruption associated with the COVID-19 pandemic. The Company believes there remains a potential for broad negative impact on the macro-economy that may cause estimated credit losses to materially differ from historical loss experience.

Changes in the ALLL are summarized as follows:

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2018	$26	$6,165	$11,468	$17,659
Charge-offs	—	(8,667)	(17,918)	(26,585)
Recoveries	22	461	1,752	2,235
Provision	(24)	12,961	30,436	43,373
December 31, 2019	24	10,920	25,738	36,682
Charge-offs	—	(14,250)	(21,042)	(35,292)
Recoveries	22	1,313	2,388	3,723
Provision	(24)	11,310	10,660	21,946
December 31, 2020	$22	$9,293	$17,744	$27,059

The ALLL and outstanding loan balances according to the Company's impairment method are summarized as follows:

December 31, 2020	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$10	$129	$—	$139
Collectively evaluated for impairment	12	9,164	17,744	26,920
Total	$22	$9,293	$17,744	$27,059
Outstanding loan balances:
Individually evaluated for impairment	$10	$1,283	$—	$1,293
Collectively evaluated for impairment	662	2,278,389	147,652	2,426,703
Total	$672	$2,279,672	$147,652	$2,427,996

December 31, 2019	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$12	$360	$—	$372
Collectively evaluated for impairment	12	10,560	25,738	36,310
Total	$24	$10,920	$25,738	$36,682
Outstanding loan balances:
Individually evaluated for impairment	$12	$2,706	$—	$2,718
Collectively evaluated for impairment	647	248,643	302,714	552,004
Total	$659	$251,349	$302,714	$554,722

Nonaccrual and Past Due Loans

Commercial and industrial loans past due 90 days or more and still accruing interest were $7,369 and $4,962 at December 31, 2020 and 2019, respectively. Consumer loans past due 90 days or more and still accruing interest were $1,332 and $3,089 at December 31, 2020 and 2019, respectively. The Company did not have any nonaccrual loans at December 31, 2020 or 2019.

Past due loans (accruing and nonaccruing) are summarized as follows:

December 31, 2020	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$672	$—	$—	$—	$672	$—	$—
Commercial and industrial	2,265,150	7,153	7,369	14,522	2,279,672	7,369	—
Consumer loans	142,418	3,902	1,332	5,234	147,652	1,332	—
Total loans	$2,408,240	$11,055	$8,701	$19,756	$2,427,996	$8,701	$—

December 31, 2019	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$659	$—	$—	$—	$659	$—	$—
Commercial and industrial	238,025	8,362	4,962	13,324	251,349	4,962	—
Consumer loans	292,394	7,231	3,089	10,320	302,714	3,089	—
Total loans	$531,078	$15,593	$8,051	$23,644	$554,722	$8,051	$—
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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

December 31, 2020	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$662	$—	$10	$—	$672
Commercial and industrial	194,338	2,080,623	3,428	1,283	—	2,279,672
Consumer loans	147,652	—	—	—	—	147,652
Total loans	$341,990	$2,081,285	$3,428	$1,293	$—	$2,427,996

December 31, 2019	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$647	$—	$12	$—	$659
Commercial and industrial	234,560	14,083	—	2,706	—	251,349
Consumer loans	302,714	—	—	—	—	302,714
Total loans	$537,274	$14,730	$—	$2,718	$—	$554,722

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. When loans are impaired, an estimate of the amount of the balance that is impaired is made and a specific reserve is assigned to the loan based on the estimated present value of the loan's future cash flows discounted at the loan's effective interest rate, the observable market price of the loan or the fair value of the loan's underlying collateral less the cost to sell. When the impairment is based on the fair value of the loan's underlying collateral, the portion of the balance that is impaired is charged off, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. WebBank recognized $72 and $158 on impaired loans for the years ended December 31, 2020 and 2019, respectively. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. Payments are recognized when cash is received. Information on impaired loans is summarized as follows:

		Recorded Investment
December 31, 2020	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$10	$—	$10	$10	$10	$11
Commercial and industrial	1,283	—	1,283	1,283	129	2,319
Total loans	$1,293	$—	$1,293	$1,293	$139	$2,330

		Recorded Investment
December 31, 2019	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$12	$—	$12	$12	$12	$14
Commercial and industrial	2,706	—	2,706	2,706	360	2,746
Total loans	$2,718	$—	$2,718	$2,718	$372	$2,760

During the year ended December 31, 2020, WebBank issued loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), primarily with one of its lending partners, authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The loans were funded by the PPP Liquidity Facility, have terms of between 2 and 5 years, and their repayment is guaranteed by the SBA. Payments by borrowers on the loans begin up to 16 months after the note date, and interest will continue to accrue during the 16-month deferment at 1%. Loans can be forgiven in whole or part (up to the full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as a yield adjustment on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. The PPP loans are included in Commercial and industrial loans in the tables above. As of December 31, 2020, the total PPP loans and associated liabilities are $2,047,769 and $2,090,223, respectively, and are included in Long-term loans receivable, net, and Other borrowings, respectively, on the consolidated balance sheet as of December 31, 2020. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan. The timing of loan forgiveness is uncertain at this time, but borrower forgiveness applications and SBA processing is expected over the next several quarters. As the PPP continues to evolve, changes to the loan terms and exercise of loan forgiveness may materially impact the outstanding loan balances and the effective yield.

The Company is offering loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with the interagency statement issued by the federal banking agencies provides that loan modifications made in response to COVID-19 do not need to be accounted for as a troubled debt restructuring ("TDR"). Accordingly, the Company does not account for such loan modifications as TDRs. The Company's loan modifications allow for payment deferrals, payment reduction, settlements amongst others. At December 31, 2020, the Company had granted loan modifications on $16,089 of loans. The program is ongoing and additional loans continue to be granted modifications. The Company granted approximately $8,848 short–term deferments on loan balances of $16,089, which represent 0.66% of total loan balances as of December 31, 2020. These loan modifications are not classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms.

8. INVENTORIES, NET

A summary of Inventories, net is as follows:

	December 31, 2020	December 31, 2019
Finished products	$41,894	$48,094
In-process	24,590	27,594
Raw materials	39,613	46,440
Fine and fabricated precious metal in various stages of completion	34,269	29,202
	140,366	151,330
LIFO reserve	(3,280)	(2,877)
Total	$137,086	$148,453

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, the Company purchases, maintains and utilizes precious metal inventory. The Company records certain precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through Cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

The Company obtains certain precious metals under a fee consignment agreement. As of December 31, 2020 and 2019, the Company had approximately $25,919 and $6,880, respectively, of precious metals, principally silver, under consignment, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount included in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

The Company continues to monitor the impact of COVID-19 on our customers and our inventory levels and related reserves.

	December 31, 2020	December 31, 2019
Supplemental inventory information:
Precious metals stated at LIFO cost	$4,956	$16,181
Precious metals stated under non-LIFO cost methods, primarily at fair value	$26,033	$10,144
Market value per ounce:
Silver	$26.28	$17.86
Gold	$1,891.70	$1,522.14
Palladium	$2,448.54	$1,935.19

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying amount of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Financial Services	Corporate and Other	Total
Balance at December 31, 2019:
Gross goodwill	$180,855	$67,143	$6,515	$81	$254,594
Accumulated impairments	(40,178)	(64,790)	—	—	(104,968)
Net goodwill	140,677	2,353	6,515	81	149,626
Acquisitions (a)	2,300	—	—	—	2,300
Impairments	(1,100)	—	—	—	(1,100)
Currency translation adjustments	26	—	—	—	26
Balance at December 31, 2020:
Gross goodwill	183,181	67,143	6,515	81	256,920
Accumulated impairments	(41,278)	(64,790)	—	—	(106,068)
Net goodwill	$141,903	$2,353	$6,515	$81	$150,852
(a)    Related to the acquisition of Metallon. See Note 5 - "Acquisitions and Divestitures."

In connection with the Company's annual fourth quarter goodwill impairment testing and as a result of declines in customer demand in the Performance Materials reporting unit, which is included in the Diversified Industrial segment, the Company determined its fair value was less than its carrying value. The Company partially impaired the Performance Materials reporting units' goodwill and recorded a $1,100 charge in Goodwill impairment charges in the accompanying consolidated statement of operations for the year ended December 31, 2020. The fair value of the Performance Materials reporting unit was determined using a discounted cash flow model (a form of the income approach) with consideration of market comparisons. The discounted cash flow model used the Company's projections, which are subject to various risks and uncertainties associated with its forecasted revenue, expenses and cash flows, as well as the expected impact on its business from the COVID-19 pandemic. The Company's significant assumptions in the analysis include, but are not limited to, future cash flow projections, the weighted- average cost of capital, the terminal growth rate and the tax rate. The Company's estimates of future cash flows are based on the current economic environment, recent operating results and planned business strategies. These estimates could be negatively affected by changes in regulations, further economic downturns, decreased customer demand for Performance Materials' products or an inability to execute its business strategies. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. As of December 31, 2020, the Performance Materials' reporting unit had $6,808 of goodwill. While the Performance Materials reporting unit's goodwill was determined not to be fully impaired in the fourth quarter, it may be at risk of further impairment in the future if the business does not perform as projected, including if it does not recover as planned from the COVID-19 pandemic, or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital.

	Diversified Industrial	Energy	Financial Services	Corporate and Other	Total
Balance at December 31, 2018:
Gross goodwill	$179,836	$67,143	$—	$81	$247,060
Accumulated impairments	(24,254)	(64,790)	—	—	(89,044)
Net goodwill	155,582	2,353	—	81	158,016
Acquisitions (a), (b)	2,403	—	6,515	—	8,918
Impairments	(15,924)	—	—	—	(15,924)
Currency translation adjustments	(1,384)	—	—	—	(1,384)
Balance at December 31, 2019:
Gross goodwill	180,855	67,143	6,515	81	254,594
Accumulated impairments	(40,178)	(64,790)	—	—	(104,968)
Net goodwill	$140,677	$2,353	$6,515	$81	$149,626

(a)    Diversified Industrial - Purchase price adjustments related to the 2018 Dunmore acquisition.
(b)    Financial Services - Goodwill related to the National Partners acquisition.

As a result of declines in customer demand and the performance of the Packaging reporting unit, which is included in the Diversified Industrial segment, the Company determined that it was more likely than not that the fair value of the Packaging reporting unit was below its carrying amount as of September 30, 2019. Accordingly, the Company performed an assessment using a discounted cash flow method with consideration of market comparisons and determined that the fair value of the Packaging reporting unit was less than its carrying amount. The Company fully impaired the Packaging reporting units' goodwill as of September 30, 2019 and recorded a $15,924 charge in Goodwill impairment charges in the accompanying consolidated statement of operations for the year ended December 31, 2019.

A summary of Other intangible assets, net is as follows:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$213,984	$122,785	$91,199	$216,428	$109,701	$106,727
Trademarks, trade names and brand names	51,189	20,209	30,980	51,414	18,469	32,945
Developed technology, patents and patent applications	32,319	19,724	12,595	31,984	17,176	14,808
Other	18,777	14,970	3,807	17,963	13,850	4,113
Total	$316,269	$177,688	$138,581	$317,789	$159,196	$158,593

Trademarks with indefinite lives as of December 31, 2020 and 2019 were $11,405 and $11,320, respectively. Amortization expense related to intangible assets was $20,750 and $21,561 for the years ended December 31, 2020 and 2019, respectively. The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Year Ending December 31,
	2021	2022	2023	2024	2025	Thereafter
Estimated amortization expense	$20,106	$17,887	$16,891	$16,317	$14,902	$41,073

10. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	December 31, 2020	December 31, 2019
Land	$15,888	$16,251
Buildings and improvements	83,709	81,386
Machinery, equipment and other	427,733	403,030
Construction in progress	9,864	16,452
	537,194	517,119
Accumulated depreciation	(308,202)	(266,986)
Property, plant and equipment, net	$228,992	$250,133

Depreciation expense was $44,583 and $44,619 for the years ended December 31, 2020 and 2019, respectively.

In March 2021, the Joining Materials business sold an idle facility in Toronto, Canada for $9.2 million CDN.

11. INVESTMENTS

Short-Term Investments

The Company's short-term investments primarily consist of its marketable securities portfolio. The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investments. The investments are carried at fair value and totaled $106 and $220 as of December 31, 2020 and 2019, respectively. Unrealized losses on short-term investments totaled $70 and $501 for the years ended December 31, 2020 and 2019, respectively.

Long-Term Investments

The following table summarizes the Company's long-term investments as of December 31, 2020 and 2019:

	Ownership %		Long-Term Investments Balance
	December 31,		December 31,
	2020	2019	2020	2019
Corporate securities (a)			$210,538	$186,777
Collateralized debt securities			450	855
Steel Connect, Inc. ("STCN") convertible notes (b)			14,258	11,839
STCN preferred stock (c)			32,832	39,178
STCN common stock	29.0%	29.4%	14,309	26,547
Aviat Networks, Inc. ("Aviat") common stock (d)	10.1%	12.4%	18,910	9,417
Other	—%	43.8%	—	1,223
Total			$291,297	$275,836
(a)    Corporate securities primarily include the Company's investments in the common stock of Aerojet Rocketdyne Holdings, Inc. ("Aerojet"). The Company owned 5.1% and 5.0% of Aerojet common stock as of December 31, 2020 and 2019, respectively. The fair value of the investment in Aerojet was $208,758 and $180,357 as of December 31, 2020 and 2019, respectively. Gross unrealized gains for all Corporate securities totaled $197,657 and $128,282 at December 31, 2020 and 2019, respectively.
(b)    Represents investment in STCN convertible notes, which the Company accounts for under the fair value option with changes in fair value recognized in the Company's consolidated statements of operations. The convertible notes outstanding as of December 31, 2018 matured on March 1, 2019. The Company entered into a new convertible note with STCN ("New Note") on February 28, 2019, which matures on March 1, 2024. The cost basis of the New Note totaled $14,943 as of both December 31, 2020 and 2019. The New Note is convertible into shares of STCN's common stock at an initial conversion rate of 421.2655 shares of common stock per $1,000 principal amount of the New Note (which is equivalent to an initial conversion price of approximately $2.37 per share), subject to adjustment upon the occurrence of certain events. The New Notes, if converted as of December 31, 2020, when combined with STCN common and preferred shares, also if converted, owned by the Company, would result in the Company having a direct interest of approximately 48.7% of STCN's outstanding shares.
(c)    Represents investment in shares of STCN preferred stock which the Company accounts for under the fair value option with changes in fair value recognized in the Company's consolidated statements of operations. The investment in STCN preferred stock had a cost basis of $35,688 as of both December 31, 2020 and 2019. Each share of preferred stock can be converted into shares of STCN's common stock at an initial conversion price equal to $1.96 per share, subject to adjustment upon the occurrence of certain events.
(d)    In January and February of 2021, the Company sold its remaining ownership interest in Aviat for total proceeds of approximately $24,100.

	Loss of Associated Companies, Net of Taxes
	Year Ended December 31, 2020
	2020	2019
STCN convertible notes	$(2,418)	$3,104
STCN preferred stock	6,401	876
STCN common stock	10,747	4,404
Aviat common stock	(10,485)	(341)
Other equity method investments	(459)	—
Total	$3,786	$8,043

The amount of unrealized gains (losses) that relate to equity securities still held as of December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
	2020	2019
Net gains (losses) recognized during the period on equity securities	$25,643	$47,315
Less: Net (losses) gains recognized during the period on equity securities sold during the period	(1,102)	(18,666)
Unrealized gains (losses) recognized during the period on equity securities still held at the end of the period	$26,745	$65,981

Equity Method Investments

The Company's investments in associated companies are accounted for under the equity method of accounting using the fair value option. Associated companies are included in the Corporate and Other segment. Certain associated companies have a fiscal year end that differs from December 31. Additional information for SPLP's significant investments in associated companies is as follows:

•STCN is a publicly-traded diversified holding company with two wholly-owned subsidiaries, IWCO Direct Holdings, Inc. ("IWCO") and ModusLink Corporation ("ModusLink"). IWCO delivers data-driven marketing solutions for its customers that offer a full range of services including strategy, creative and execution for omnichannel marketing campaigns, along with postal logistics programs for direct mail. ModusLink is a supply chain business process management company serving clients in markets such as consumer electronics, communications, computing, medical devices, software and retail.
•Aviat designs, manufactures and sells a range of wireless networking solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe.

The following summary statement of operations amounts are for STCN as of July 31, 2020 and 2019, and for the years then ended, which are STCN's nearest corresponding full fiscal years to the Company's fiscal years ended December 31, 2020 and 2019, respectively:

	Year Ended July 31,
	2020	2019
Summary operating results:
Revenue	$782,813	$819,830
Gross profit	$162,959	$149,730
Net loss	$(5,284)	$(66,727)

Other Investments

WebBank has HTM debt securities which are carried at amortized cost and included in Other non-current assets on the Company's consolidated balance sheets. The amount and contractual maturities of HTM debt securities are noted in the tables below. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. The securities are collateralized by unsecured consumer loans.

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value	Carrying Value
Collateralized securities	$16,868	$109	$16,977	$16,868

Contractual maturities within:
One year to five years				7,563
Five years to ten years				7,193
After ten years				2,112
Total				$16,868

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value	Carrying Value
Collateralized securities	$37,896	$(3)	$37,893	$37,896

Contractual maturities within:
One year to five years				23,339
Five years to ten years				12,373
After ten years				2,184
Total				$37,896

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

12. DEPOSITS

A summary of WebBank deposits is as follows:

	December 31, 2020	December 31, 2019
Time deposits year of maturity:
2020	$—	$362,224
2021	138,021	109,111
2022	51,848	26,873
2023	15,094	—
2024	3,324	3,238
2025	—	—
Total time deposits	208,287	501,446
Savings deposits	147,372	253,271
Total deposits (a)	$355,659	$754,717
Current	$285,393	$615,495
Long-term	70,266	139,222
Total deposits	$355,659	$754,717
(a)    WebBank has $5,378 of time deposits with balances greater than $250. The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of deposits was $357,616 and $756,968 at December 31, 2020 and 2019, respectively.

13. DEBT

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	December 31, 2020	December 31, 2019
Short-term debt:
Foreign	$397	$1,800
Short-term debt	397	1,800
Long-term debt:
Credit Agreement	332,350	330,700
Other debt - foreign	230	444
Other debt - domestic	1,173	5,145
Subtotal	333,753	336,289
Less portion due within one year	10,361	14,208
Long-term debt	323,392	322,081
Total debt	$334,150	$338,089

Long-term debt as of December 31, 2020 matures in each of the next five years as follows:

	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt	$333,753	$10,361	$323,392	$—	$—	$—	$—

As of December 31, 2020, the Company's senior credit agreement, as amended ("Credit Agreement"), includes a revolving credit facility in an aggregate principal amount not to exceed $500,000 and a $182,500 term loan. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank, and includes a $55,000 sub-facility for swing line loans and a $50,000 sub-facility for standby letters of credit. The term loan requires quarterly amortization equating to $2,500 per quarter. Borrowings under the Credit Agreement bear interest, at the borrower's option, at annual rates of either the Base Rate or the Euro-Rate, as defined, plus an applicable margin as set forth in the Credit Agreement (1.00% and 2.00%, respectively, for Base Rate and Euro-Rate borrowings at December 31, 2020), and the Credit Agreement provides for a commitment fee to be paid on unused borrowings. The weighted-average interest rate on the Credit Agreement was 2.18% at December 31, 2020. At December 31, 2020, letters of credit totaling $9,467 had been issued under the Credit Agreement, including $3,166 of the letters of credit guaranteeing various insurance activities, and $6,301 for environmental and other matters. The Credit Agreement permits SPLP, the parent, to fund the dividends on its preferred units and its routine corporate expenses. The Company's total availability under the Credit Agreement, which is based upon earnings and certain covenants as described in the Credit Agreement, was approximately $336,289 as of December 31, 2020.

On November 14, 2022, the Credit Agreement will expire and all outstanding amounts will be due and payable. The Credit Agreement is guaranteed by substantially all existing and thereafter acquired assets of the borrowers and the guarantors, as defined in the agreement, and a pledge of all of the issued and outstanding shares of capital stock of each of the borrowers' and guarantors' subsidiaries, and is fully guaranteed by the guarantors. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, each as defined. The Company was in compliance with all financial covenants as of December 31, 2020.

14. FINANCIAL INSTRUMENTS

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 19 - "Fair Value Measurements"). As of December 31, 2020, outstanding derivatives mature within 3 to 5 years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial Services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow basis for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Precious Metal and Commodity Inventories

As of December 31, 2020, the Company had the following outstanding forward contracts with settlement dates through January 2021. There were no futures contracts outstanding at December 31, 2020.

Commodity	Amount	Notional Value
Silver	88,024 ounces	$2,267
Gold	1,397 ounces	$2,620
Palladium	822 ounces	$1,926
Copper	310,000 pounds	$1,088
Tin	13 metric tons	$191

Of the total forward contracts outstanding, 5,601 ounces of silver and all the of the copper contracts are designated and accounted for as fair value hedges and are associated primarily with the Company's precious metal inventory carried at fair value. The remaining outstanding forward contracts for silver, and all the contracts for gold, palladium and tin, are accounted for as economic hedges.

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets are as follows:

	Fair Value of Derivative Assets (Liabilities)
	December 31, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as ASC 815 hedges
Commodity contracts	Accrued liabilities	$(6)	Accrued liabilities	$(46)
Derivatives not designated as ASC 815 hedges
Commodity contracts	Accrued liabilities	$(163)	Accrued liabilities	$(335)
Economic interests in loans	Other non-current assets	$11,599	Other non-current assets	$18,633

The effect of cash flow hedge accounting for foreign currency forward contracts on AOCI for the years ended December 31, 2020 and 2019 are not material. The effects of fair value and cash flow hedge accounting in the consolidated statements of operations for the years ended December 31, 2020 and 2019 are not material.

The effects of derivatives not designated as ASC 815 hedging instruments in the consolidated statements of operations for the years ended December 31, 2020 and 2019 are as follows:

		Amount of Gain (Loss) Recognized in Income
		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	2020	2019
Commodity contracts	Other (expense) income, net	$(1,782)	$(1,695)
Foreign exchange forward contracts	Revenue/Cost of goods sold	—	228
Economic interests in loans	Revenue	5,657	14,801
Total derivatives		$3,875	$13,334

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

As of December 31, 2020 and 2019, WebBank's undisbursed loan commitments totaled $170,611 and $125,861, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

Pension benefits for the WPC bargained participants include both defined benefit and defined contribution features, since the plan includes the account balances from the RSP Plan. The gross benefit, before offsets, is calculated based on years of service and the benefit multiplier under the plan. The net defined benefit pension plan benefit is the gross amount offset for the benefits payable from the RSP Plan and benefits payable by the Pension Benefit Guaranty Corporation from previously terminated plans. Individual employee accounts established under the RSP Plan are maintained until retirement. Upon retirement, participants who are eligible for the WHX Pension Plan and maintain RSP Plan account balances will normally receive benefits from the WHX Pension Plan. When these participants become eligible for benefits under the WHX Pension Plan, their vested balances in the RSP Plan become assets of the WHX Pension Plan. Although these RSP Plan assets cannot be used to fund any of the net benefit that is the basis for determining the defined benefit plan's net benefit obligation at the end of the year, the Company has included the amount of the RSP Plan accounts of $13,509 and $15,318 on a gross-basis as both assets and liabilities of the plan as of December 31, 2020 and 2019, respectively.

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

HNH is a wholly owned subsidiary of Steel Excel, Inc. ("Steel Excel") and is within Steel Excel's controlled group of companies. Steel Excel assumed sponsorship of the API Foils North America Pension Plan (the "API Plan") as part of Chapter 11 bankruptcy proceedings involving the API Plan's previous plan sponsor API Americas Inc. (formerly known as API Foils, Inc.) that were initiated on February 2, 2020. The API Plan is a defined benefit pension plan providing benefits based on final pensionable earnings, as defined in the API Plan, funded by the payment of contributions to a separately administered trust fund. Benefits under the API Plan were frozen, and the plan was closed to new participants in December 2008.

Effective December 31, 2020, the WHX Pension Plan was merged with and into the API Foils North America Pension Plan, and all participants of both former plans are now participants of the merged plan. The resulting merged plan was renamed the WHX & API Foils Pension Plan ("WHX & API Plan"), and the plan sponsor of that surviving merged plan remains Steel Excel.

Net actuarial losses are being amortized over the average future lifetime of the participants for the WHX & API Plan and the WHX Pension Plan II, which is expected to be approximately 16 years and 12 years, respectively. The JPS Plan's net actuarial losses are also amortized over the average future lifetime of the population. The Company believes that use of the future lifetime of the participants is appropriate because the plans are inactive.

The following table presents the components of pension expense for the Company's pension plans:

	Year Ended December 31,
	2020	2019
Interest cost	$13,282	$18,070
Expected return on plan assets	(21,585)	(20,039)
Amortization of actuarial loss and prior service credit	11,479	10,237
Settlement/curtailment	336	79
Total	$3,512	$8,347

Pension expense is included in Selling, general and administrative expenses in the consolidated statements of operations.

Actuarial assumptions used to develop the components of pension expense were as follows:

	Year Ended December 31,
	2020	2019
Weighted-average discount rate	3.04%	4.10%
Weighted-average expected long-term rate of return on plan assets	6.50%	6.50%

Summarized below is a reconciliation of the funded status for the Company's qualified defined benefit pension plans:

	December 31,
	2020	2019
Change in benefit obligation:
Benefit obligation at January 1	$529,846	$502,423
Interest cost	13,282	18,070
Actuarial loss	39,824	50,190
Settlement/curtailment	—	(395)
Benefits paid	(41,044)	(40,442)
Benefit obligation at December 31	541,908	529,846
Change in plan assets:
Fair value of plan assets at January 1	345,707	311,047
Actual returns on plan assets	49,496	41,858
Benefits paid	(41,044)	(40,442)
Company contributions	8,468	33,639
Settlement/curtailment	—	(395)
Fair value of plan assets at December 31	362,627	345,707
Funded status	$(179,281)	$(184,139)
Amounts recognized on the consolidated balance sheets:
Non-current liability	$(179,281)	$(184,139)
Total	$(179,281)	$(184,139)

The table below summarizes the weighted-average assumptions used to determine benefit obligations:

	Year Ended December 31,
	2020	2019
Weighted-average discount rate	2.15%	3.04%

Pretax amounts included in Accumulated other comprehensive loss are as follows:

	Year Ended December 31,
	2020	2019
Net actuarial loss	$239,305	$239,208
Accumulated other comprehensive loss	$239,305	$239,208

The pretax amount of actuarial losses included in Accumulated other comprehensive loss at December 31, 2020 that is expected to be recognized in net periodic benefit cost in 2021 is $11,777.

Other pretax changes in plan assets and benefit obligations recognized in comprehensive income (loss) are as follows:

	Year Ended December 31,
	2020	2019
Current year actuarial loss	$(11,912)	$(27,379)
Amortization of actuarial loss	11,815	10,154
Total recognized in comprehensive (loss) income	$(97)	$(17,225)

Benefit obligations were in excess of plan assets for each of the pension plans at both December 31, 2020 and 2019. Additional information for the plans with accumulated benefit obligations in excess of plan assets follows:

	December 31,
	2020	2019
Projected benefit obligation	$541,908	$529,846
Accumulated benefit obligation	$541,908	$529,846
Fair value of plan assets	$362,627	$345,707

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

The Company's investment policy is to maximize the total rate of return with a view to long-term funding objectives of the pension plans to ensure that funds are available to meet benefit obligations when due. Pension plan assets are diversified to the extent necessary to minimize risk and to achieve an optimal balance between risk and return. There are no target allocations. Pension plans' assets are diversified as to type of assets, investment strategies employed and number of investment managers used. Investments may include equities, fixed income, cash equivalents, convertible securities and private investment funds. Derivatives may be used as part of the investment strategy. The Company may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with asset allocation guidelines established by the Company.

The table below presents the fair value of the Company's plan assets by asset category segregated by level within the fair value hierarchy, as follows:

	Assets at Fair Value as of December 31, 2020
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. mid-cap	$32,181	$—	$—	$32,181
U.S. and international large-cap	114,658	—	—	114,658
U.S. and international small-cap	4,184	—	—	4,184
Fixed income securities	1,556	—	—	1,556
Mortgage backed securities	—	10,488	—	10,488
U.S. Government debt securities	—	9,836	—	9,836
Corporate bonds and loans	7,355	20,056	—	27,411
Convertible promissory notes	—	—	10,330	10,330
Stock warrants and private company common stock	—	—	2,433	2,433
Subtotal	$159,934	$40,380	$12,763	213,077
Pension assets measured at net asset value (1)
Hedge funds and hedge fund-related strategies				101,886
Private equity				27,680
Insurance separate account				13,735
Pool separate account				1,592
Total pension assets measured at net asset value				144,893
Cash and cash equivalents				10,677
Net payables				(6,020)
Total pension assets				$362,627

	Assets at Fair Value as of December 31, 2019
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. mid-cap	$28,729	$—	$—	$28,729
U.S. and international large-cap	92,725	—	—	92,725
U.S. small-cap	1,252	—	—	1,252
Fixed income securities	1,823	—	—	1,823
Foreign exchange contracts	—	78	—	78
Mortgage and other asset-backed securities	—	11,870	—	11,870
U.S. Government debt securities	—	8,831	—	8,831
Corporate bonds and loans	—	33,084	—	33,084
Convertible promissory notes	—	—	6,702	6,702
Stock warrants and private company common stock	—	—	1,693	1,693
Subtotal	$124,529	$53,863	$8,395	186,787
Pension assets measured at net asset value (1)
Hedge funds and hedge fund-related strategies				108,743
Private equity				24,347
Insurance separate account				13,464
Pool separate account				2,603
Total pension assets measured at net asset value				149,157
Cash and cash equivalents				11,790
Net payables				(2,027)
Total pension assets				$345,707
(1)    Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

During 2020, the changes to the pension plans' Level 3 assets were as follows:

Year Ended December 31, 2020	Convertible Promissory Notes	Stock Warrants	Private Company Common Stock	Total
Beginning balance as of January 1, 2020	$6,702	$643	$1,050	$8,395
Gains or losses included in changes in net assets	2,128	390	350	2,868
Purchases	1,500	—	—	1,500
Ending balance as of December 31, 2020	$10,330	$1,033	$1,400	$12,763

During 2019, the changes to the pension plans' Level 3 assets were as follows:

Year Ended December 31, 2019	Convertible Promissory Notes	Stock Warrants	Private Company Common Stock	Total
Beginning balance as of January 1, 2019	$4,202	$193	$1,050	$5,445
Purchases	2,500	450	—	2,950
Ending balance as of December 31, 2019	$6,702	$643	$1,050	$8,395

The Company's policy is to recognize transfers in and transfers out of Level 3 as of the date of the event or change in circumstances that caused the transfer. During 2020 and 2019, there was no transfer in or transfer out of Level 3.

The following tables present the category, fair value, unfunded commitments, redemption frequency and redemption notice period of those assets for which fair value was estimated using the net asset value per share (or its equivalents), as well as plan assets which have redemption notice periods, as of December 31, 2020 and 2019:

Class Name	Fair Value December 31, 2020	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds	$101,886	$20,581	(1)	60 - 180 days
Private equity	27,680	8,751	(2)	(2)
Insurance separate account	13,735	—	(3)	(3)
Pooled separate account	1,592	—	Daily	None

Class Name	Fair Value December 31, 2019	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds	$108,743	$20,581	(1)	60 - 180 days
Private equity	24,347	14,417	(2)	(2)
Insurance separate account	13,464	—	(3)	(3)
Pooled separate account	2,603	—	Daily	None
(1)    Various. Includes funds with monthly, quarterly and annual redemption frequencies, redemption windows of 1 to 5 years following the anniversary of the initial investments, limited redemptions of 25% per quarter to 20% per annum, as well as subject to 10% holdback.
(2)    Voluntary withdrawals are not permitted. The funds have various durations from 3 to 11 years.
(3)    Except for benefit payments to participants and beneficiaries and related expenses, withdrawals are restricted for substantially all of the assets in the account, as defined in the contract. However, a suspension or transfer can be requested with 30 days' notice.

Hedge Funds and Hedge Fund-Related Strategies. The strategies include U.S. and international equity, event driven, value driven and long-term capital growth.

Private Equity. The strategies include growth and value oriented private companies and investment funds, as well as asset and revenue based lending.

Insurance Separate Account. The JPS Pension Plan holds a deposit administration group annuity contract with an immediate participation guarantee from Transamerica Life Insurance Company ("TFLIC"). The TFLIC contract unconditionally guarantees benefits to certain salaried JPS Pension Plan participants earned through June 30, 1984 in the plan of a predecessor employer. The assets deposited under the contract are held in a separate custodial account ("TFLIC Assets"). If the TFLIC Assets decrease to the level of the trigger point (as defined in the contract), which represents the guaranteed benefit obligation representing the accumulated plan benefits as of June 30, 1984, TFLIC has the right to cause annuities to be purchased for the individuals covered by these contract agreements.

Contributions

Employer contributions consist of funds paid from employer assets into a qualified pension trust account. The Company's funding policy is to contribute annually an amount that satisfies the minimum funding standards of the Employee Retirement Income Security Act.

For the year ending December 31, 2021, the Company currently estimates it will contribute between $41,700 and $46,700 to its pension plans, which includes 2020 contributions of $27,400 that were deferred until January 4, 2021 under the CARES Act. The final amount of pension contributions to be made by the Company in 2021 is dependent on the Company's election of various implementation options provided to it by the American Rescue Plan Act of 2021, which was signed into law by President Biden in March 2021. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events.

Benefit Payments

Estimated future benefit payments for the pension plans are as follows:

Years	Pension Benefit Payments
2021	$40,916
2022	39,661
2023	38,569
2024	37,189
2025	36,102
2026-2030	158,840

16. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of December 31, 2020, the Company had 22,920,804 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

The Board of Directors has approved the repurchase of up to an aggregate of 5,500,000 of the Company's common units ("Repurchase Program"), which is inclusive of 2,500,000 common units approved in December 2020. The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. During the year ended December 31, 2020, the Company purchased 2,268,771 common units for an aggregate purchase price of $20,464. Since inception of the Repurchase Program, the Company has purchased 4,357,948 common units for an aggregate purchase price of approximately $54,345. As of December 31, 2020, there remained 1,142,052 units that may yet be purchased under the Repurchase Program.

Incentive Award Plan

The Company's 2018 Incentive Award Plan ("2018 Plan") provides equity-based compensation through the grant of options to purchase the Company's limited partnership units, unit appreciation rights, restricted units, phantom units, substitute awards, performance awards, other unit-based awards, and includes, as appropriate, any tandem distribution equivalent rights granted with respect to an award (collectively, "LP Units"). On May 18, 2020, the Company's unitholders approved the Amended and Restated 2018 Incentive Award Plan, which increased the number of LP Units issuable under the 2018 Plan by 500,000 to a total of 1,000,000 LP Units. In 2019, 207,499 restricted units were granted under the 2018 Plan. The grants have vesting periods that range from three to ten years from the date of grant. The Company granted 240,900 restricted units on September 1, 2020 under the 2018 Plan. The grants have cliff vesting periods that range from two to three years from the date of grant. As of December 31, 2020, total unrecognized compensation costs related to restricted units were $2,408 and are expected to be recognized over a weighted average remaining period of 3.4 years.

Preferred Units

The Company's 6.0% Series A preferred units, no par value ("SPLP Preferred Units") entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared cash distributions of approximately $7,541 and $11,891 to preferred unitholders for the years ended December 31, 2020 and 2019, respectively. The Company declared an in-kind distribution of approximately $2,371 to preferred unitholders for the three months ended June 30, 2020. The SPLP Preferred Units have a term of nine years, ending February 2026, and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption. On February 6, 2020 ("Redemption Date"), the Company redeemed 1,600,000 units of the SPLP Preferred Units at a price equal to $25 per unit, plus an amount of $0.22 per unit, equal to any accumulated and unpaid distributions up to, but excluding, the Redemption Date, for a total payment of approximately $40,400.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as a non-current liability, including accrued interest expense, on the Company's consolidated balance sheets as of December 31, 2020 and 2019 because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as a liability, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of operations. As of December 31, 2020, there were 6,422,128 SPLP Preferred Units outstanding, and as of December 31, 2019, there were 7,927,288 SPLP Preferred Units outstanding.

Accumulated Other Comprehensive Loss

Changes, net of tax, in AOCI are as follows:

	Unrealized loss on available-for-sale securities	Unrealized (loss) gain on derivative financial instruments	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2018	$(274)	$(277)	$(23,476)	$(152,436)	$(176,463)
Net other comprehensive income (loss) attributable to common unitholders (a)	—	263	(1,690)	(13,532)	(14,959)
Balance at December 31, 2019	(274)	(14)	(25,166)	(165,968)	(191,422)
Net other comprehensive income (loss) attributable to common unitholders (a)	—	—	1,816	(524)	1,292
Deconsolidation of API (see Note 6)	—	14	10,522	6,945	17,481
Balance at December 31, 2020	$(274)	$—	$(12,828)	$(159,547)	$(172,649)
(a)    Net of tax benefit of approximately $23 and $4,292 for the years ended December 31, 2020 and 2019, respectively, principally related to changes in pension liabilities and other post-retirement benefit obligations.

Incentive Unit Expense

SPLP has issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP, which are determined as of the last day of each fiscal year. If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company records a negative incentive unit expense in the quarter when such over accrual is determined. The expense is recorded in Selling, general and administrative expenses in the Company's consolidated statements of operations. The Company recorded $0 of incentive unit expense for both of the years ended December 31, 2020 and 2019.

17. INCOME TAXES

Details of the Company's tax provision (benefit) are as follows:

	Year Ended December 31,
	2020	2019
Income before income taxes and equity method investments
Domestic	$116,867	$95,871
Foreign	8,532	6,206
Total	$125,399	$102,077

Income taxes:
Current:
Federal	$5,411	$(2,005)
State	7,193	3,622
Foreign	3,205	2,292
Total income taxes, current	15,809	3,909
Deferred:
Federal	16,006	11,595
State	6,446	(949)
Foreign	(125)	8
Total income taxes, deferred	22,327	10,654
Income tax provision	$38,136	$14,563

The following is a reconciliation of the income tax provision computed at the federal statutory rate of 21 percent to the actual income tax rate are as follows:

	Year Ended December 31,
	2020	2019
Income before income taxes and equity method investments	$125,399	$102,077
Federal income tax provision at statutory rate	$26,334	$21,436
Loss passed through to common unitholders (a)	3,503	7,005
	29,837	28,441
State income taxes, net of federal effect	11,317	6,627
Change in valuation allowance	2,477	(14,525)
Foreign tax rate differences	(993)	1,034
Uncertain tax positions	(982)	111
Federal and state audits	(33)	(512)
Impairment-related adjustments	231	(8,642)
NOL carryback – rate differential	(1,371)	—
Permanent differences and other	(2,347)	2,029
Income tax provision	$38,136	$14,563
(a)    Represents taxes at statutory rate on losses for which no tax benefit is recognizable by SPLP and certain of its subsidiaries which are taxed as pass-through entities. Such losses are allocable directly to SPLP's unitholders and taxed when realized.

The CARES Act made tax law changes to provide financial relief to companies as a result of business impacts of COVID-19. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) of the 2017 Tax Cuts and Jobs Act increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification would increase the allowable interest expense deduction of the Company and result in less taxable income. As a result of the CARES Act, it is anticipated that the Company will fully utilize all interest expense for the year ending December 31, 2020. The CARES Act, among other things, permits U.S. net operating loss ("NOL") carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is expecting certain subsidiaries to generate a net operating loss in 2020 and expects to carry back the loss to 2015. The Company has recognized a benefit of $3,426 for the anticipated refund. This refund is recorded in income taxes receivable on the Company's consolidated balance sheet as of December 31, 2020. The Company is electing to take the available relief under the CARES Act to defer payment of certain payroll taxes. The Company has deferred approximately $7,618 of payroll taxes as of December 31 2020.

Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. The amounts shown on the following table represent the tax effect of temporary differences between the consolidated tax return basis of assets and liabilities and the corresponding basis for financial reporting, as well as tax credit and operating loss carryforwards.

The effects of temporary differences that give rise to the deferred tax assets and liabilities are presented as follows:

	December 31,
	2020	2019
Deferred Tax Assets:
Operating loss carryforwards (a)	$91,671	$111,128
Postretirement and postemployment employee benefits	45,621	45,007
Tax credit carryforwards	6,577	9,718
Accrued costs	4,802	7,433
Investment impairments and unrealized losses	4,602	5,082
Inventories	5,971	4,853
Environmental costs	5,280	3,166
Capital loss	24,072	13,503
Allowance for doubtful accounts and loan losses	7,515	8,106
Lease liabilities	7,158	8,860
Other	3,289	1,681
Gross deferred tax assets	206,558	218,537

Deferred Tax Liabilities:
Intangible assets	(25,313)	(25,512)
Fixed assets	(27,695)	(24,863)
Unrealized gain on investment	(37,254)	(18,359)
Right of use assets	(6,844)	(8,578)
Other	(2,087)	(1,199)
Gross deferred tax liabilities	(99,193)	(78,511)
Valuation allowance (b)	(42,981)	(51,616)
Net deferred tax assets	$64,384	$88,410

Classified on the Company's consolidated balance sheets as follows:
Deferred tax assets	$66,553	$90,907
Deferred tax liabilities	2,169	2,497
	$64,384	$88,410
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

At December 31, 2020, the Company's corporate subsidiaries had carryforwards of U.S. federal NOLs of approximately $266,079 that expire in 2022 through 2037. The Company generated federal NOLs of approximately $227 during the year which have an unlimited carryforward period. In addition, there are federal NOLs that can only be utilized by the corporate subsidiaries that generated the prior year losses, commonly called SRLY NOLs, totaling $132,288, which will expire in 2021 through 2037. $113,229 of these SRLY NOL's may be subject to an Internal Revenue Code Section 382 limitation, and as a result, may not be available to reduce taxable income. The Company has a valuation allowance to reserve its deferred tax asset associated with the SRLY NOLs. The Company has a capital loss carryforward in the amount of $98,197 that expires in 2021 through 2025. In 2019, the Company removed the valuation allowance recorded on the capital loss carryforward as the Company has concluded that it was more likely than not that it will be able to realize the capital loss carryforward within the expiration period. U.S. income taxes were not provided on cumulative undistributed foreign earnings as of December 31, 2020 and 2019. Foreign undistributed earnings remain indefinitely reinvested in foreign operations, therefore, no provision for U.S. income taxes was accrued.

The Company's corporate subsidiaries have NOLs in foreign jurisdictions totaling $22,693 for which a valuation allowance to reserve the associated deferred tax asset has been established. There are NOLs in various states in which the subsidiaries operate. The amount totaled $12,911 and expires in 2021 through 2040. A valuation allowance has been established against a significant portion of the deferred tax asset associated with the state NOLs.

The Company's corporate subsidiaries have federal research and development credit carryforwards of $20,648 that expire in 2021 through 2040, and state research and development credit carryforwards of $19,784 for which a significant amount do not expire. The Company has a valuation allowance to reserve a significant portion of its deferred tax assets associated with the credit carryforwards.

Unrecognized Tax Benefits

U.S. GAAP provides that the tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The change in the amount of unrecognized tax benefits for 2020 and 2019 was as follows:

Balance at December 31, 2018	$51,725
Additions for tax positions related to current year	995
Additions for tax positions related to prior years	69
Reductions due to lapsed statutes of limitations and expiration of credits	(4,082)
Balance at December 31, 2019	48,707
Additions for tax positions related to current year	266
Payments	(2,640)
Reductions due to lapsed statutes of limitations and expiration of credits	(3,954)
Balance at December 31, 2020	$42,379

The Company's total gross unrecognized tax benefits were $42,379 and $48,707 at December 31, 2020 and 2019, respectively, of which $38,625, if recognized, would affect the provision for income taxes. In 2020, the Company reversed $3,954 of reserves upon the expiration of the statutes of limitations with applicable taxing authorities and the expiration of time for utilizing certain credits for which a full reserve is maintained. As of December 31, 2020, it is reasonably possible that unrecognized tax benefits may decrease by $322 in the next 12 months due to the expiration of statutes of limitations. The Company recognizes interest and penalties (if applicable) related to uncertain tax positions in its income tax provision in the consolidated statement of operations. For 2020 and 2019, the amount of such interest and penalties recognized was not significant.

The Company is subject to U.S. federal income tax, as well as income taxes in various domestic states and foreign jurisdictions in which the Company operated or formerly operated in. The Company is generally no longer subject to federal, state or local income tax examinations by tax authorities for any year prior to 2016. However, NOLs generated in prior years are subject to examination and potential adjustment by the taxing authorities upon their utilization in subsequent years' tax returns.

The Company is not currently under tax examination in any foreign jurisdictions. The Company has ongoing state audits in various state tax jurisdictions. The Company has not identified any material adjustments with respect to the state audits to date.

18. NET INCOME (LOSS) PER COMMON UNIT

The following data was used in computing net income (loss) per common unit shown in the Company's consolidated statements of operations:

	December 31,
	2020	2019
Net income from continuing operations	$83,477	$79,471
Net (income) loss attributable to noncontrolling interests in consolidated entities (continuing operations)	(603)	97
Net income from continuing operations attributable to common unitholders	82,874	79,568
Net loss from discontinued operations attributable to common unitholders	(10,199)	(81,165)
Net income attributable to common unitholders	72,675	(1,597)
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a), (b)	12,002	—
Net income attributable to common unitholders – assuming dilution	$84,677	$(1,597)
Net income (loss) per common unit - basic
Net income from continuing operations	$3.34	$3.19
Net loss from discontinued operations	(0.41)	(3.25)
Net income (loss) attributable to common unitholders	$2.93	$(0.06)
Net income (loss) per common unit – diluted
Net income attributable to common unitholders	$1.85	$3.19
Net loss from discontinued operations	(0.20)	(3.25)
Net income (loss) attributable to common unitholders	$1.65	$(0.06)
Denominator for net income (loss) per common unit - basic	24,809,751	24,964,643
Effect of dilutive securities:
Unvested restricted common units	16,668	—
SPLP Preferred Units	26,564,553	—
Denominator for net income (loss) per common unit - diluted (a), (b)	51,390,972	24,964,643
(a)    Assumes the SPLP Preferred Units were redeemed in common units as described in Note 16 - "Capital and Accumulated Other Comprehensive Loss."
(b)    For the year ended December 31, 2019, the diluted per unit calculation does not include the potential impact of 15,086,857 SPLP Preferred Units, since the impact would have been anti-dilutive.

19. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of December 31, 2020 and 2019 are summarized by type of inputs applicable to the fair value measurements as follows:

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$88	$18	$—	$106
Long-term investments (a)	242,863	—	48,434	291,297
Precious metal and commodity inventories recorded at fair value	27,324	—	—	27,324
Economic interests in loans	—	—	11,599	11,599
Warrants	—	—	2,618	2,618
Total	$270,275	$18	$62,651	$332,944

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$169	$—	$169
Other precious metal liabilities	28,315	—	—	28,315
Total	$28,315	$169	$—	$28,484

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$170	$50	$—	$220
Long-term investments (a)	222,178	—	53,658	275,836
Precious metal and commodity inventories recorded at fair value	11,377	—	—	11,377
Economic interests in loans	—	—	18,633	18,633
Warrants	—	—	2,086	2,086
Total	$233,725	$50	$74,377	$308,152

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$381	$—	$381
Other precious metal liabilities	11,481	—	—	11,481
Total	$11,481	$381	$—	$11,862
(a)    For additional detail of the marketable securities and long-term investments see Note 11 - "Investments."

There were no transfers of securities among the various measurement input levels during the years ended December 31, 2020 or 2019.

The fair value of the Company's financial instruments, such as cash and cash equivalents, trade and other receivables and accounts payable, approximates carrying value due to the short-term nature of these assets and liabilities. Carrying cost approximates fair value for long-term debt, which has variable interest rates.

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

The Company measures certain assets, such as goodwill, at fair value on a non-recurring basis, which are evaluated for impairment. As discussed in Note 9 - "Goodwill and Other Intangible Assets, Net" to the Company's consolidated financial statements, the Company recorded goodwill impairment charges of $1,100 and $15,924 in Goodwill impairment charges in the accompanying consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively. The goodwill impairment was determined by measuring and comparing the fair value of the business, using an income and market approach, to its carrying amount. The valuation of the Company's businesses was a nonrecurring fair value measurement and was classified as a Level 3 measurement due to the degree of unobservable inputs in the valuation. Such inputs included estimates of the amount and timing of expected future cash flows and assumptions in determining risk-adjusted discount rates. Changes in these unobservable inputs might have resulted in a higher or lower fair value measurement.

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Investments in Associated Companies (a)	Marketable Securities and Other (b)	Total
Balance at December 31, 2018	$40,643	$21,524	$62,167
Purchases	14,943	932	15,875
Sales and cash collections	—	(15,173)	(15,173)
Realized gains on sale	—	14,853	14,853
Unrealized gains	—	1	1
Unrealized losses	(3,346)	—	(3,346)
Balance at December 31, 2019	52,240	22,137	74,377
Purchases	—	340	340
Sales and cash collections	(1,683)	(13,126)	(14,809)
Realized gains on sale	460	6,189	6,649
Unrealized gains	2,419	22	2,441
Unrealized losses	(6,347)	—	(6,347)
Balance at December 31, 2020	$47,089	$15,562	$62,651
(a)    Unrealized gains and losses are recorded in Loss of associated companies, net of taxes in the Company's consolidated statements of operations.

(b)    Realized and unrealized gains and losses are recorded in Realized and unrealized gains on securities, net or Revenue in the Company's consolidated statements of operations.

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

Marketable Securities and Other - Valuation Techniques

The fair value of the derivatives held by WebBank (see Note 14 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flows analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 7.46% to 35.45%, a constant default rate of 1.89% to 17.96% and a discount rate of 2.16% to 26.87%.

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

The environmental claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs, and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues costs associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of December 31, 2020, on a consolidated basis, the Company has recorded liabilities of $1,066 and

$24,716 in Accrued liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

Environmental Matters

Certain subsidiaries of HNH have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new findings, techniques and alternative methods. HNH recorded liabilities of approximately $24,433 related to estimated environmental investigation and remediation costs as of December 31, 2020.

Included among these liabilities, certain HNH subsidiaries have been identified as PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") or similar state statutes at sites and are parties to administrative consent orders in connection with certain properties. Those subsidiaries may be subject to joint and several liabilities imposed by CERCLA on PRPs. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant in identifying PRPs and allocating or determining liability among them, the subsidiaries are unable to reasonably estimate the ultimate cost of compliance with such laws at some of the sites at which HNH subsidiaries are PRP's.

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

The sites where certain HNH subsidiaries have environmental liabilities include the following:

HNH has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a former HNH manufacturing facility located in Fairfield, Connecticut. An ecological risk assessment of the wetlands portion was submitted in the second quarter of 2016 to the CTDEEP for their review and approval. Company officials met with CTDEEP representatives during the third quarter of 2020 to further discuss wetlands remediation goals and plans. Additional investigation of the wetlands is expected to start in 2021, pending approval of a mutually acceptable wetlands work plan. An updated work plan to investigate the upland portion of the parcel was prepared by the Company and approved by the CTDEEP in March 2018 and completed during 2019 and 2020. Additional upland investigatory work will be required to fully define the areas requiring remediation and is also dependent upon CTDEEP requirements and approval. Based on currently known information, the Company reasonably estimates that it may incur aggregate losses over a period of multiple years of between $10,500 to $17,500. During the second quarter of 2020, the Company increased its reserve for future remediation costs by $14,000, which is our best estimate within this range of potential losses. Due to the uncertainties, there can be no assurance that the final resolution of this matter will not be material to the financial position, results of operations or cash flows of HNH or the Company.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of HNH, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to property in Montvale, New Jersey that it purchased in 1984. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. HHEM is actively remediating the property and is continuing to investigate effective methods for achieving compliance with the ACO. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs and other related costs are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and HNH, all after having the first $1,000 paid by the former owner/operator. Additionally, HHEM had been reimbursed indirectly through insurance coverage for a portion of the costs for which it is responsible. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. A reserve of approximately $1,000 has been established for HHEM's expected 25% share of anticipated costs at this site, which is based upon the recent selection of a final remedy, on-going operations and maintenance, additional investigations and monitored natural attenuation testing over the next 30 years. On December 18, 2019, the State of New Jersey ("State") filed a complaint against HHEM, the Company and other non-affiliated corporations related to former operations at this location. The State is seeking unspecified damages, including reimbursement for all cleanup and removal costs and other damages that the State has incurred, including the lost value of, and reasonable assessment costs for, any natural resource injured as a result of the alleged discharge of hazardous substances and pollutants, as well as attorneys' fees and costs. The Company intends to assert all legal and procedural defenses available. Based upon currently available information, the Company has determined that a range of potential loss cannot be reasonably estimated at this time. There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM, HNH or the Company.

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

SLI reported soil contamination and a groundwater contamination in 2003 from the SurfTech site located in Camden, New Jersey. Substantial investigation and remediation work have been completed under the direction of the licensed site remediation professional ("LSRP") for the site. Additional soil excavation and chemical treatment is planned for the second quarter of 2021. Post-remediation groundwater monitoring will be conducted and a full-scale groundwater bioremediation is expected to be implemented following completion of soil excavation. A reserve of $2,600 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

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

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through December 31, 2020. In many cases these claims involved more than 100 defendants. There remained approximately 35 pending asbestos claims as of December 31, 2020. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of both December 31, 2020 and 2019, BNS Sub has accrued $1,349 relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

OMG was party to litigation with the U.S. Government regarding whether materials purchased by OMG from a foreign supplier are subject to antidumping duty and countervailing duty orders ("ADD/CVD Orders"). The ADD/CVD Orders were issued in 2015 by the U.S. Government, and this matter was subject to ongoing litigation since 2016, at which time OMG paid $949 to the U.S. Government and recorded an additional $4,100 accrual for its then expected resolution of this matter. On August 28, 2020, the U.S. Court of Appeals for the Federal Circuit issued an opinion in favor of OMG on the matter. The U.S. Government did not appeal this decision to the U.S. Supreme Court within the 150 days appeal deadline, which expired on January 25, 2021. As such, OMG is not expected to incur any liability with respect to the ADD/CVD Orders. Therefore, as of December 31, 2020, the $4,100 prior accrual for this matter was reversed and a receivable of $949 was recorded for the expected refund of the amounts previously paid to the U.S. Government. The $5,049 total for both items was recorded as a reduction to cost of goods sold in the consolidated statement of operations for the year ended December 31, 2020.

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

21. RELATED PARTY TRANSACTIONS

The components of receivables from related parties and payables from related parties for the years ended December 31, 2020 and 2019 are presented below:

	Year Ended December 31,
	2020	2019
Receivable from related parties:
Receivable from associated companies - STCN	$1,572	$1,806
Receivable from other related parties	501	415
Total	$2,073	$2,221
Payables to related parties:
Accrued management fees	$2,319	$27
Payables to other related parties	1,761	454
Total	$4,080	$481

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $6,706 and $7,781 for the years ended December 31, 2020 and 2019, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Unpaid amounts for management fees included in Payables to related parties on the Company's consolidated balance sheets were $2,319 and $27 at December 31, 2020 and 2019, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $2,514 and $6,668 during the years ended December 31, 2020 and 2019, respectively. Unpaid amounts for reimbursable expenses were approximately $1,594 and $409 at December 31, 2020 and 2019, respectively, and are included in Payables to other related parties on the Company's consolidated balance sheets.

Corporate Services

The Company's subsidiary, Steel Services Ltd ("Steel Services"), through management services agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, which are eliminated in consolidation, Steel Services has management services agreements with other companies considered to be related parties, including J. Howard Inc., Steel Partners, Ltd. and affiliates, and STCN. In total, Steel Services currently charges approximately $4,474 annually to these companies. All amounts billed under these service agreements are classified as a reduction of Selling, general and administrative expenses. The receivable from STCN of $1,572 as of December 31, 2020 includes $1,230 for amounts receivable for the management services agreement and a $342 receivable of interest for the STCN New Notes.

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

Other

At December 31, 2020 and 2019, several related parties and consolidated subsidiaries had deposits totaling $1,164 and $1,156, respectively, at WebBank. Approximately $88 and $100 of these deposits, including interest which was not significant, have been eliminated in consolidation as of December 31, 2020 and 2019, respectively.

22. SEGMENT INFORMATION

SPLP operates through the following segments: Diversified Industrial, Energy and Financial Services which are managed separately and offer different products and services. The Diversified Industrial segment is comprised of manufacturers of engineered niche industrial products, including joining materials, tubing, building materials, performance materials, electrical products, cutting replacement products and services, and metallized films and packaging businesses. The Energy segment provides drilling and production services to the oil and gas industry and owns a youth sports business. The Financial Services segment consists primarily of the operations of WebBank, a Utah chartered industrial bank, which engages in a full range of banking activities.

Corporate and Other consists of several consolidated subsidiaries, including Steel Services, equity method and other investments, and cash and cash equivalents. Its income or loss includes certain unallocated general corporate expenses. Steel Services has management services agreements with our consolidated subsidiaries and other related companies as further discussed in Note 21 - "Related Party Transactions."

Steel Services charged the Diversified Industrial, Energy and Financial Services segments $28,285, $5,263 and $1,677, respectively, for the year ended December 31, 2020. For the year ended December 31, 2019, Steel Services charged the Diversified Industrial, Energy and Financial Services segments $25,181, $6,962 and $3,712, respectively, for these services. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

Segment information is presented below:

	Year Ended December 31,
	2020	2019
Revenue:
Diversified Industrial	$1,058,745	$1,119,642
Energy	107,831	163,972
Financial Services	144,060	171,434
Total	$1,310,636	$1,455,048
Income (loss) before interest expense and income taxes:
Diversified Industrial	$70,849	$41,744
Energy	(1,887)	(3,846)
Financial Services	59,799	69,385
Corporate and Other	22,366	25,586
Income before interest expense and income taxes	151,127	132,869
Interest expense	29,514	38,835
Income tax provision	38,136	14,563
Net income from continuing operations	$83,477	$79,471
Loss of associated companies, net of taxes:
Corporate and Other	$3,786	$8,043
Total	$3,786	$8,043

	Year Ended December 31, 2020
	Capital Expenditures	Depreciation and Amortization
Diversified industrial	$19,809	$49,451
Energy	3,083	15,006
Financial services	313	717
Corporate and other	21	159
Total	$23,226	$65,333

	Year Ended December 31, 2019
	Capital Expenditures	Depreciation and Amortization
Diversified industrial	$32,957	$48,055
Energy	5,999	17,548
Financial services	710	423
Corporate and other	150	154
Total	$39,816	$66,180

	December 31,
	2020	2019
Total Assets:
Diversified industrial	$777,495	$862,988
Energy	168,696	148,791
Financial services	2,723,897	1,004,152
Corporate and other	264,290	257,561
Segment total	3,934,378	2,273,492
Discontinued operations	—	58,279
Total	$3,934,378	$2,331,771

The following table presents geographic revenue and long-lived asset information as of and for the years ended December 31, 2020 and 2019. Foreign revenue is based on the country in which the legal subsidiary generating the revenue is domiciled. Long-lived assets in 2020 and 2019 consist of property, plant and equipment, non-current operating lease right-of-use assets, plus approximately $4,843 and $5,378, respectively, of land and buildings from previously operating businesses and other non-operating assets. Such assets are carried at the lower of cost or fair value less cost to sell and are included in Other non-current assets on the Company's consolidated balance sheets as of December 31, 2020 and 2019. Neither revenue nor long-lived assets from any single foreign country were material to the consolidated financial statements of the Company.

	2020		2019
	Revenue	Long-lived Assets	Revenue	Long-lived Assets
Geographic information:
United States	$1,229,406	$235,166	$1,373,505	$260,456
Foreign	81,230	28,384	81,543	29,379
Total	$1,310,636	$263,550	$1,455,048	$289,835

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

As a result of Basel III becoming fully implemented as of January 1, 2019, WebBank's minimum requirements increased for both the quantity and quality of capital held by WebBank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio ("CET1 Ratio") of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which as fully phased-in, effectively results in a minimum CET1 Ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% as fully phased-in), and effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also made changes to risk weights for certain assets and off-balance-sheet exposures. WebBank expects that its capital ratios under Basel III will continue to exceed the well capitalized minimum capital requirements, and such amounts are disclosed in the table below:

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
As of December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to risk-weighted assets)	$212,002	34.30%	$49,512	8.00%	$64,985	10.50%	$61,891	10.00%
Tier 1 Capital
(to risk-weighted assets)	$204,028	33.00%	$37,134	6.00%	$52,607	8.50%	$49,512	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$204,028	33.00%	$27,851	4.50%	$43,323	7.00%	$40,229	6.50%
Tier 1 Capital
(to average assets)	$204,028	32.40%	$25,219	4.00%	n/a	n/a	$31,523	5.00%

As of December 31, 2019
Total Capital
(to risk-weighted assets)	$178,930	19.50%	$73,525	8.00%	$96,502	10.50%	$91,907	10.00%
Tier 1 Capital
(to risk-weighted assets)	$167,131	18.20%	$55,144	6.00%	$78,121	8.50%	$73,525	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$167,131	18.20%	$41,358	4.50%	$64,335	7.00%	$59,739	6.50%
Tier 1 Capital
(to average assets)	$167,131	18.30%	$36,489	4.00%	n/a	n/a	$45,611	5.00%

The Federal Reserve, Office of the Comptroller of Currency and Federal Deposit Insurance Corporation issued an interim final rule that excludes loans pledged as collateral to the Federal Reserve's PPP Lending Facility from supplementary leverage ratio exposure and average total consolidated assets. Additionally, PPP loans will receive a zero percent risk weight under the risk-based capital rules of the federal banking agencies.

24. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for the years ended December 31, 2020 and 2019 is presented in the following table:

	Year Ended December 31,
	2020	2019
Cash paid during the period for:
Interest	$34,028	$49,089
Taxes	$36,843	$8,644

25. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

As described in Note 1 - "Nature of the Business and Basis of Presentation," we have reported API as discontinued operations for all periods presented in our consolidated financial statements. Furthermore, as described in Note 2 - "Summary of Significant Accounting Policies," in connection with the preparation of the consolidated financial statements for the year ended December 31, 2020, the Company identified errors in its previously filed annual consolidated financial statements and unaudited quarterly consolidated financial statements. The prior period errors, some of which originated prior to 2019, primarily relate to the Electrical Products Misstatements, and the division's accounting primarily related to inventories, revenue recognition and trade receivables, and accounts payable.

The impact of correcting these errors would be material in the aggregate if corrected solely in the consolidated financial statements as of and for the year ended December 31, 2020. As a result, the Company has corrected for these errors by restating its previously filed 2019 annual consolidated financial statements, including the impact to beginning Partners' capital, in connection with the filing of this 2020 Annual Report on Form 10-K. The 2019 restated annual consolidated financial statements also include corrections of other immaterial errors, including two errors, discussed below, that had been previously disclosed and adjusted for as out of period corrections in the periods identified. Those two previously disclosed errors include an error in the Energy segment that was corrected during the second quarter of 2020 ("Energy Misstatement") and errors related to the subsequent income tax impacts of the sale of Arlon, LLC ("Arlon") in 2015 that were corrected during the second and third quarters of 2019 ("Arlon Misstatements"). These prior errors have been corrected in these financial statements to record the impacts in the periods to which the errors relate.

Previously Reported Energy Misstatement

During the second quarter of 2020, the Company determined that the trade receivables balance within the youth sports business in its Energy segment was overstated. The overstatement related primarily to trade receivables recorded prior to 2018, which have been determined to be uncollectible. To correct the overstatement in the appropriate periods, the Company recorded adjustments to reduce the opening balance of Partners' capital as of December 31, 2018 by $3,100 and to increase Selling, general and administrative expenses by $300 in the year ended December 31, 2019.

Previously Reported Arlon Misstatements

During the second quarter of 2019, the Company became aware of an error related to its January 2015 sale of Arlon, a discontinued operation, whereby the tax-basis of Arlon at the time of sale was incorrectly calculated. The error was discovered in connection with an Internal Revenue Service ("IRS") examination of the Company's 2015 income tax filing. To correct the error in the appropriate period the Company recorded adjustments to increase the opening balance of Partners' capital as of December 31, 2018 by $1,211. The adjustment included the IRS' final assessment for this matter, as well as associated state taxes and interest.

Impact of Restatement

The following errors in the Company's 2019 annual consolidated financial statements were identified and corrected as a result of the Electrical Products Misstatements, as well as the two errors discussed above and other immaterial errors:

a.Cash and cash equivalents – As a result of the correction of a prior period balance sheet presentation error, apart from the Electrical Products Misstatements, Cash and cash equivalents decreased by $1,519 as of December 31, 2019. Correction of this presentation error increased Loans receivable, including loans held for sale by $1,519 as of December 31, 2019.

b.Trade and other receivables – net of allowance for doubtful accounts – Primarily as a result of correction of the Energy Misstatement, and to a lesser extent errors from the Electrical Product Misstatements, Trade and other receivables – net of allowance for doubtful accounts decreased by $5,216 as of December 31, 2019.

c.Loans receivable, including loans held for sale – Loans receivable, including loans held for sale increased by $1,519 as of December 31, 2019, due to the balance sheet presentation correction discussed above for Cash and cash equivalents.

d.Inventories, net – Primarily as a result of correction of the Electrical Products Misstatements resulting from improper valuation of inventories, inadequate inventory cutoff procedures and physical inventory variances not recorded in the appropriate period, Inventories, net decreased by $3,188 as of December 31, 2019.

e.Prepaid expenses and other current assets – As a result of the correction of a prior period balance sheet understatement error apart from the Electrical Products Misstatements, Prepaid expenses and other current assets increased by $8,070 as of December 31, 2019 and also increased Other current liabilities by $8,070 as of December 31, 2019. The adjustment is to present the gross amount of tax due for certain loan transactions with corresponding amounts due as these are contractual liabilities of the Company's marketing partners.

f.Deferred tax assets – Deferred tax assets increased by $2,262 as of December 31, 2019 to reflect the tax impacts of the error corrections.

g.Other non-current assets – Separate from the Electrical Products Misstatements, the Company corrected a prior period balance sheet presentation classification error related to presentation of debt issuance costs, which decreased Other non-

current assets by $1,543 as of December 31, 2019. Correction of this presentation error also decreased Current portion of preferred unit liability by $268 and decreased Preferred unit liability by $1,275 as of December 31, 2019.

h.Property, plant and equipment, net – As a result of the correction of errors in the Electrical Products Misstatements, Property, plant and equipment, net decreased by $92 as of December 31, 2019.
i.Assets of discontinued operations – The Company corrected a prior period error apart from the Electrical Products Misstatements, which decreased Assets of discontinued operations by $876 as of December 31, 2019. The error is due to the recognition of an asset impairment charge not previously recorded.

j.Accounts payable – The Company corrected certain errors for the Electrical Products Misstatements, which increased Accounts payable by $2,348 as of December 31, 2019. The errors relate to irregularities in recognition of certain prior period expenses that were inappropriately not recorded in Accounts payable.

k.Accrued liabilities – As a result of the correction of errors apart from the Electrical Products Misstatements, Accrued liabilities decreased by $11,194 as of December 31, 2019. The correction is primarily due to a balance sheet presentation error of $10,501 in which the Company reclassified certain Non-current liabilities from Accrued liabilities to Other non-current liabilities as of December 31, 2019.

l.Current portion of preferred unit liability – As a result of the correction of the balance sheet presentation error noted above for Other non-current assets, the Current portion of preferred unit liability decreased by $268 as of December 31, 2019.

m.Other current liabilities – The Company corrected certain errors separate from the Electrical Products Misstatements, which increased Other current liabilities by $9,091 as of December 31, 2019. This correction is primarily do the balance sheet presentation error discussed above in Prepaid expenses and other current assets.

n.Preferred unit liability – As a result of the correction of the balance sheet presentation error noted above for Other non-current assets, the Preferred unit liability decreased by $1,275 as of December 31, 2019.

o.Other non-current liabilities – The Company corrected the classification of certain environmental liabilities from Accrued liabilities to Other non-current liabilities as of December 31, 2019 resulting in an increase in Other non-current liabilities of $10,501, with a corresponding decrease in Accrued Liabilities.

p.Revenue – The Company corrected certain errors in the application of its revenue recognition policy under U.S. GAAP, which decreased total Revenue by $334 for the year ended December 31, 2019. These adjustments are primarily for correction of errors separate from the Electrical Products Misstatements.

q.Cost of goods sold – Primarily as a result of the correction of the Electrical Products Misstatements, Cost of goods sold increased by $3,781 for the year ended December 31, 2019. These Electric Products Misstatements were due primarily to irregularities in revenue recognition journal entries, irregularities relating to Accounts payable noted above and improper valuation of inventories noted above.

r.Selling, general and administrative expenses – Primarily as a result of error corrections separate from the Electrical Products Misstatements, Selling, general and administrative expenses increased by $501 for the year ended December 31, 2019.

s.Interest expense – As a result of the net impact of the error corrections, Interest expense for the Company's Credit Agreement increased by $147 for the year ended December 31, 2019 due to the impact of covenant calculations.

t.Income tax provision – As a result of the net impact of the error corrections, Income tax provision increased by $232 for the year ended December 31, 2019.

u.Loss from discontinued operations, net of taxes – The Company corrected errors apart from the Electrical Products Misstatements, which increased Loss from discontinued operations, net of taxes by $552 for the year ended December 31, 2019 due primarily to recognition of an asset impairment charge.

The following tables present the impacts of reporting API as discontinued operations and of the revisions of the previously filed annual consolidated financial statements to correct for prior period errors, including the impact to Partners' capital as of January 1, 2019 to correct for that portion of the errors which originated in years prior to 2019.

	December 31, 2019
	As Previously Reported	Reclassification for Discontinued Operations	Adjustments for Error Corrections

Consolidated Balance Sheet				As Corrected
ASSETS
Current assets:
Cash and cash equivalents	$148,348	$(8,881)	$(1,519)	$137,948
Marketable securities	220	—	—	220
Trade and other receivables - net of allowance for doubtful accounts	188,410	(13,367)	(5,216)	169,827
Receivables from related parties	2,221	—	—	2,221
Loans receivable, including loans held for sale	546,908	—	1,519	548,427
Inventories, net	167,833	(16,192)	(3,188)	148,453
Prepaid expenses and other current assets	36,261	(2,572)	8,070	41,759
Assets of discontinued operations	—	41,012	—	41,012
Total current assets	1,090,201	—	(334)	1,089,867
Long-term loans receivable, net	196,145	—	—	196,145
Goodwill	149,626	—	—	149,626
Other intangible assets, net	158,593	—	—	158,593
Deferred tax assets	88,645	—	2,262	90,907
Other non-current assets	70,666	(50)	(1,543)	69,073
Property, plant and equipment, net	262,277	(12,052)	(92)	250,133
Operating lease right-of-use assets	40,365	(6,041)	—	34,324
Long-term investments	275,836	—	—	275,836
Assets of discontinued operations	—	18,143	(876)	17,267
Total Assets	$2,332,354	$—	$(583)	$2,331,771
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$99,844	$(14,027)	$2,348	$88,165
Accrued liabilities	119,642	(4,701)	(11,194)	103,747
Deposits	615,495	—	—	615,495
Payables to related parties	481	—	—	481
Short-term debt	3,197	(1,397)	—	1,800
Current portion of long-term debt	14,208	—	—	14,208
Current portion of preferred unit liability	39,782	—	(268)	39,514
Other current liabilities	43,172	(1,131)	9,091	51,132
Liabilities of discontinued operations	—	21,256	—	21,256
Total current liabilities	935,821	—	(23)	935,798
Long-term deposits	139,222	—	—	139,222
Long-term debt	391,136	(69,055)	—	322,081
Preferred unit liability	144,247	—	(1,275)	142,972
Accrued pension liabilities	196,077	(12,849)	—	183,228
Deferred tax liabilities	3,614	(1,117)	—	2,497
Long-term operating lease liabilities	31,262	(4,804)	—	26,458
Other non-current liabilities	14,556	—	10,501	25,057
Liabilities of discontinued operations	—	87,825	—	87,825
Total Liabilities	1,855,935	—	9,203	1,865,138
Commitments and Contingencies
Capital:
Partners' capital	664,035	—	(9,786)	654,249
Accumulated other comprehensive loss	(191,422)	—	—	(191,422)
Total Partners' Capital	472,613	—	(9,786)	462,827
Noncontrolling interests in consolidated entities	3,806	—	—	3,806
Total Capital	476,419	—	(9,786)	466,633
Total Liabilities and Capital	$2,332,354	$—	$(583)	$2,331,771

	Year Ended December 31, 2019
	As Previously Reported	Reclassification for Discontinued Operations	Adjustments for Error Corrections

Consolidated Statement of Operations				As Corrected
Revenue:
Diversified Industrial net sales	$1,226,365	$(106,389)	$(334)	$1,119,642
Energy net revenue	163,972	—	—	163,972
Financial Services revenue	171,434	—	—	171,434
Total revenue	1,561,771	(106,389)	(334)	1,455,048
Costs and expenses:
Cost of goods sold	1,052,241	(103,952)	3,781	952,071
Selling, general and administrative expenses	356,803	(22,736)	501	334,566
Goodwill impairment charges	41,853	(25,929)	—	15,924
Asset impairment charges	30,506	(29,657)	—	849
Finance interest expense	16,279	—	—	16,279
Provision for loan losses	43,373	—	—	43,373
Interest expense	41,409	(2,721)	147	38,835
Realized and unrealized gains on securities, net	(47,315)	—	—	(47,315)
Other income, net	(1,139)	(472)	—	(1,611)
Total costs and expenses	1,534,010	(185,467)	4,429	1,352,971
Income (loss) before income taxes and equity method investments	27,761	79,078	(4,763)	102,077
Income tax provision (benefit)	15,865	(1,534)	232	14,563
Loss of associated companies, net of taxes	8,043	—	—	8,043
Net income from continuing operations	3,853	80,612	(4,995)	79,471
Discontinued operations (see Note 6)
Loss from discontinued operations, net of taxes	—	(80,612)	(552)	(81,165)
Net loss on deconsolidation of discontinued operations	—	—	—	—
Loss from discontinued operations, net of taxes	—	(80,612)	(552)	(81,165)
Net income (loss)	3,853	—	(5,547)	(1,694)
Net loss attributable to noncontrolling interests in consolidated entities (continuing operations)	97	—	—	97
Net income (loss) attributable to common unitholders	$3,950	$—	$(5,547)	$(1,597)
Net income (loss) per common unit - basic and diluted
Net income from continuing operations	$0.16	$3.23	$(0.20)	$3.19
Net loss from discontinued operations	—	(3.23)	(0.02)	(3.25)
Net income (loss) attributable to common unitholders	$0.16	$—	$(0.22)	$(0.06)
Net income (loss) per common unit - diluted
Net income from continuing operations	$0.16	$3.23	$(0.20)	$3.19
Net loss from discontinued operations	—	(3.23)	(0.02)	(3.25)
Net income (loss) attributable to common unitholders	$0.16	$—	$(0.22)	$(0.06)
Weighted-average number of common units outstanding - basic	24,964,643	24,964,643	24,964,643	24,964,643
Weighted-average number of common units outstanding - diluted	24,965,209	24,965,209	24,964,643	24,964,643

	Year Ended December 31, 2019
	As Previously Reported	Reclassification for Discontinued Operations	Adjustments for Error Corrections

Consolidated Statement of Comprehensive Income (Loss)				As Corrected
Net income (loss)	$3,853	$—	$(5,547)	$(1,694)
Other comprehensive income (loss), net of tax:
Gross unrealized gains on derivative financial instruments	263	—	—	263
Currency translation adjustments	(1,690)	—	—	(1,690)
Changes in pension liabilities and other post-retirement benefit obligations	(12,755)	—	(781)	(13,536)
Other comprehensive loss	(14,182)	—	(781)	(14,963)
Comprehensive loss	(10,329)	—	(6,328)	(16,657)
Comprehensive loss attributable to noncontrolling interests	97	—	—	97
Comprehensive loss attributable to common unitholders	$(10,232)	$—	$(6,328)	$(16,560)

	As Previously Reported	Reclassification for Discontinued Operations	Adjustments for Error Corrections

Consolidated Statement of Changes in Capital				As Corrected
Balance at December 31, 2018	$492,508	$—	$(3,458)	$489,050
Net income (loss)	3,853	—	(5,547)	(1,694)
Unrealized gains on derivative financial instruments	263	—	—	263
Currency translation adjustments	(1,690)	—	—	(1,690)
Changes in pension liabilities and post-retirement benefit obligations	(12,755)	—	(781)	(13,536)
Equity compensation - restricted units	961	—	—	961
Purchases of SPLP common units	(6,721)	—	—	(6,721)
Balance at December 31, 2019	$476,419	$—	$(9,786)	$466,633

	Year Ended December 31, 2019
	As Previously Reported	Reclassification for Discontinued Operations	Adjustments for Error Corrections

Consolidated Statement of Cash Flows				As Corrected
Cash flows from operating activities:
Net income (loss)	$3,853	$—	$(5,547)	$(1,694)
Loss from discontinued operations	—	(80,612)	(552)	(81,165)
Net income from continuing operations	3,853	80,612	(4,995)	79,471
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	43,373	—	—	43,373
Loss of associated companies, net of taxes	8,043	—	—	8,043
Realized and unrealized gains on securities, net	(47,315)	—	—	(47,315)
Derivative gains on economic interests in loans	(14,801)	57	—	(14,744)
Deferred income taxes	13,038	(1,057)	(863)	11,118
Depreciation and amortization	72,266	(6,178)	92	66,180
Non-cash lease expense	11,177	—	—	11,177
Equity-based compensation	779	—	—	779
Goodwill impairment charges	41,853	(25,929)	—	15,924
Asset impairment charges	30,506	(29,657)	—	849
Other	2,593	(1,127)	—	1,465
Net change in operating assets and liabilities:
Trade and other receivables	20,694	(10,472)	699	10,921
Inventories	(9,491)	(4,262)	1,273	(12,480)
Prepaid expenses and other assets	2,751	559	(6,527)	(3,217)
Accounts payable, accrued and other liabilities	(30,706)	5,685	10,321	(14,700)
Net increase in loans held for sale	(36,870)	—	(1,519)	(38,389)
Net cash provided by operating activities - continuing operations	111,743	8,231	(1,519)	118,455
Net cash used in operating activities - discontinued operations	—	(8,231)	—	(8,231)
Net cash provided by (used in) operating activities	111,743	—	(1,519)	110,224
Cash flows from investing activities:
Purchases of investments	(90,815)	—	—	(90,815)
Proceeds from sales of investments	31,576	—	—	31,576
Proceeds from maturities of investments	92,049	—	—	92,049
Loan originations, net of collections	(205,874)	—	—	(205,874)
Purchases of property, plant and equipment	(43,024)	3,208	—	(39,816)
Settlements of short positions, net	(14,611)	—	—	(14,611)
Proceeds from sales of assets	1,293	—	—	1,293
Acquisition, net of cash acquired	(45,559)	—	—	(45,559)
Net cash used in investing activities - continuing operations	(274,965)	3,208	—	(271,757)
Net cash used in investing activities - discontinued operations	—	(3,208)	—	(3,208)
Net cash used in investing activities	(274,965)	—	—	(274,965)
Cash flows from financing activities:
Net revolver repayments	(64,712)	2,664	—	(62,048)
Repayments of term loans	(7,304)	(442)	—	(7,746)
Purchases of the Company's common units	(6,721)	—	—	(6,721)
Deferred finance charges	(815)	—	—	(815)
Net increase in deposits	43,406	—	—	43,406
Net cash used in financing activities - continuing operations	(36,146)	2,222	—	(33,924)
Net cash used in financing activities - discontinued operations	—	(2,222)	—	(2,222)
Net cash used in financing activities	(36,146)	—	—	(36,146)
Net change for the period	(199,368)	—	(1,519)	(200,887)
Effect of exchange rate changes on cash and cash equivalents	398	—	—	398
Cash, cash equivalents and restricted cash at beginning of period	347,318	—	—	347,318
Cash and cash equivalents at end of period, including cash of discontinued operations	$148,348	$—	$(1,519)	$146,829
Less: Cash and cash equivalents of discontinued operations	—	8,881		8,881
Cash and cash equivalents at end of period	$148,348	$(8,881)	$(1,519)	$137,948

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that as of December 31, 2020 our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting described below in Management's Report on Internal Control Over Financial Reporting.

Notwithstanding the identified material weaknesses, management, including our Principal Executive Officer and Principal Financial Officer, has determined, based on the procedures we have performed, that the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows as of December 31, 2020 and for the periods presented in accordance with U.S. GAAP.

Management's Report on Internal Control Over Financial Reporting

Management of the Company, including the Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) based upon the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and the Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2020. Based on such evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2020, as management identified control deficiencies that constituted material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in Note 25 – "Restatement of Previously Issued Consolidated Financial Statements," during the Company's 2020 year-end close process, management identified certain immaterial errors in the financial statements of a division within our Electrical Products business that were consolidated into previously filed financial statements. The prior period errors are related primarily to this division of the Company's Electrical Products business within the Diversified Industrial segment that represented approximately 10% and 11% of the Company's revenue in 2019 and 2020, respectively, and are primarily related to inventories, revenue recognition and trade receivables, and accounts payable. Management has revised prior period financial information from January 1, 2019 to September 30, 2020 ("Revision Period") to correct for the errors identified related to this business and other immaterial errors impacting prior years that were not previously recorded. The errors identified resulted from several control deficiencies that were in existence during the Revision Period and as of December 31, 2020, as follows:

•We did not maintain an effective control environment as evidenced by: (i) an inappropriate tone from the former management team and override of internal controls at the division of our Electrical Products business; (ii) accounting personnel at the division of our Electrical Products business not following established Company accounting policies, controls and procedures; (iii) a lack of accountability for the performance of internal control over financial reporting responsibilities at the division; and (iv) corrective activities were not appropriately applied, prioritized and implemented in a timely manner.
•We did not have control activities that were designed and operating effectively at the division of our Electrical Products business as evidenced by: (i) inadequate documentation and support for and/or untimely preparation and review of account reconciliations; (ii) improper segregation of duties, including IT access controls; (iii) failure to perform independent review of recorded accounting entries and accounting analyses; and (iv) weaknesses in information systems requiring management intervention through the manual creation of queries, spreadsheets and ad hoc analysis.
•Communication and information from the division of our Electronic Products business was withheld from senior management and from our independent registered public accounting firm. In addition, personnel were not properly trained on the importance of complying with the Company's Code of Business Conduct and communication through our whistle-blower hotline when normal channels were ineffective.

We believe that the failure to prevent or timely detect the aforementioned Electrical Products business errors in our consolidated financial statements were attributable to the deficiencies identified.

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above, there were no changes during the year ended December 31, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan for Material Weaknesses

Management, under the oversight of the Audit Committee, has begun improving and plans to continue to improve the Company's internal control over financial reporting to remediate the material weaknesses described above. Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2021. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management's current plans, and actions already undertaken, include the following:

•Personnel changes, including the hiring of a new president, chief financial officer and director of human resources, at the division of our Electrical Products business, to ensure a proper, consistent tone is communicated throughout our organization, with distinct emphasis on the expectation that previously identified control deficiencies, including technology controls, will be remediated;
•Hire new finance team members with the appropriate experience, certifications, education and training for key financial reporting and accounting positions. Management believes that the addition of skilled personnel will help to facilitate adherence to policies, procedures and controls to strengthen our control environment;
•Implement controls to formalize roles and review responsibilities to align with the skills and experience of personnel, and implement formal controls over segregation of duties;
•Update our (i) existing accounting policies to eliminate subjective judgments where possible and (ii) internal control framework to promote consistency across the organization to support compliance with U.S. GAAP and regulatory requirements;
•Improve the design of our existing monitoring and oversight control activities at the corporate and divisional level, including additional layers of examination to ensure appropriate review procedures over journal entries and account reconciliations have taken place and have been documented appropriately;
•Provide ongoing communications and training to employees regarding the importance of adhering to control procedures and maintaining proper documentation, including training control owners regarding internal control processes to mitigate identified risks and to maintain adequate documentation to evidence the effective design and operation of key processes and controls; and

•Provide additional training to employees throughout the Company of (i) the Company's ethics and integrity policies included in the Code of Business Conduct and (ii) the whistleblower program. Management plans to enhance compliance practices, including the update and distribution of our Code of Business Conduct, whistleblower and ethics policies, which will continue to require annual certification by all employees.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company's definitive proxy statement for the solicitation of proxies for its 2021 Annual Meeting of Limited Partners, which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year, is incorporated herein by reference.

Item 11. Executive Compensation

The Company's definitive proxy statement for the solicitation of proxies for its 2021 Annual Meeting of Limited Partners, which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company's definitive proxy statement for the solicitation of proxies for its 2021 Annual Meeting of Limited Partners, which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company's definitive proxy statement for the solicitation of proxies for its 2021 Annual Meeting of Limited Partners, which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The Company's definitive proxy statement for the solicitation of proxies for its 2021 Annual Meeting of Limited Partners, which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year, is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)    Financial Statements - The following financial statements of Steel Partners Holdings L.P., and subsidiaries, are included in Part II, Item 8 of this Report:

Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the years ended December 31, 2020 and 2019
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019
Consolidated Statements of Changes in Capital for the years ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
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

4.2+	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
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

10.2
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

10.3
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

10.4
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

10.5
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

10.6
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

10.7
Sixth Amended and Restated Management Agreement by and between SP Corporate Services LLC and SP General Services LLC, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 13, 2015).

10.8*
Incentive Unit Agreement by and between Steel Partners Holdings L.P. and SPH SPV-I LLC, effective as of May 11, 2012 (incorporated by reference to Exhibit 10.2 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 13, 2015).

10.9*	Amended & Restated 2018 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed May 22, 2020).
10.10+*	Steel Partners Holdings L.P. Amended and Restated 2018 Incentive Award Plan Form Restricted Unit Agreement
10.11
Preferred Stock Purchase Agreement dated as of December 15, 2017, by and between ModusLink Global Solutions, Inc. and SPH Group Holdings LLC. (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed December 19, 2017).

10.17*
Employment Agreement, dated March 11, 2019, by and between Steel Services Ltd. and Douglas B. Woodworth (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed March 14, 2019).

21+	Subsidiaries of Steel Partners Holdings L.P.
23.1+	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
23.2+	Consent of Independent Registered Public Accounting Firm-BDO USA, LLP.
24+	Power of Attorney (included in the signature page)
31.1+	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Financial Statements of Steel Connect, Inc. for the two years ended July 31, 2020 (incorporated by reference to Part II, Item 8 of Steel Connect, Inc.'s Annual Report on Form 10-K, filed with Securities and Exchange Commission on September 30, 2020).

Exhibit 101.INS*	XBRL Instance Document
Exhibit 101.SCH*	XBRL Taxonomy Extension Schema
Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase
Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase
Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
+ Filed herewith.
* Management contract or compensatory plan or arrangement.
** Schedules and exhibits have been omitted pursuant to Item 601 (b)(2) of Regulation S-K.
# Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	STEEL PARTNERS HOLDINGS L.P.
April 13, 2021
	By:	Steel Partners Holdings GP Inc.
Its General Partner

	By:	/s/ Warren G. Lichtenstein
Warren G. Lichtenstein
Executive Chairman

POWER OF ATTORNEY

Each of the undersigned do hereby appoint Warren G. Lichtenstein and Douglas B. Woodworth, and each of them severally, his or her true and lawful attorney to execute on behalf of the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated with respect to Steel Partners Holdings GP Inc., the general partner of Steel Partners Holdings L.P., and on behalf of the registrant and on the dates indicated below:

By:	/s/ Warren G. Lichtenstein	April 13, 2021
	Warren G. Lichtenstein, Executive Chairman	Date
(Principal Executive Officer)

By:	/s/ Douglas B. Woodworth	April 13, 2021
	Douglas B. Woodworth, Chief Financial Officer	Date
(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Jack L. Howard	April 13, 2021
	Jack L. Howard, Director	Date

By:	/s/ James Benenson III	April 13, 2021
	James Benenson III, Director	Date

By:	/s/ Eric P. Karros	April 13, 2021
	Eric P. Karros, Director	Date

By:	/s/ John P. McNiff	April 13, 2021
	John P. McNiff, Director	Date

By:	/s/ General Richard I. Neal	April 13, 2021
	General Richard I. Neal, Director	Date

By:	/s/ Lon Rosen	April 13, 2021
	Lon Rosen, Director	Date

By:	/s/ Rory H. Tahari	April 13, 2021
	Rory H. Tahari, Director	Date