Form 10-Q
period 2021-03-31
STEEL PARTNERS HOLDINGS L.P.
filed 2021-05-14
CIK 1452857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The number of common units outstanding as of May 10, 2021 was 22,247,927.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except common units)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$200,238	$135,788
Marketable securities	126	106
Trade and other receivables - net of allowance for doubtful accounts of $3,345 and $3,368, respectively	186,071	164,106
Receivables from related parties	2,883	2,073
Loans receivable, including loans held for sale of $91,316 and $88,171, respectively, net	340,136	306,091
Inventories, net	151,573	137,086
Prepaid expenses and other current assets	56,165	58,053
Total current assets	937,192	803,303
Long-term loans receivable, net	2,549,961	2,183,017
Goodwill	148,030	150,852
Other intangible assets, net	133,416	138,581
Deferred tax assets	52,211	66,553
Other non-current assets	40,829	42,068
Property, plant and equipment, net	221,768	228,992
Operating lease right-of-use assets	28,677	29,715
Long-term investments	273,776	291,297
Total Assets	$4,385,860	$3,934,378
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$136,442	$100,759
Accrued liabilities	57,661	69,967
Deposits	347,518	285,393
Payables to related parties	4,083	4,080
Short-term debt	853	397
Current portion of long-term debt	10,323	10,361
Other current liabilities	45,468	46,044
Total current liabilities	602,348	517,001
Long-term deposits	85,665	70,266
Long-term debt	283,446	323,392
Other borrowings	2,467,657	2,090,223
Preferred unit liability	147,553	146,892
Accrued pension liabilities	145,458	183,462
Deferred tax liabilities	2,148	2,169
Long-term operating lease liabilities	20,755	21,845
Other non-current liabilities	38,120	39,906
Total Liabilities	3,793,150	3,395,156
Commitments and Contingencies
Capital:
Partners' capital common units: 22,949,392 and 22,920,804 issued and outstanding (after deducting 14,916,635 and 14,916,635 units held in treasury, at cost of $219,245 and $219,245), respectively	760,623	707,309
Accumulated other comprehensive loss	(172,866)	(172,649)
Total Partners' Capital	587,757	534,660
Noncontrolling interests in consolidated entities	4,953	4,562
Total Capital	592,710	539,222
Total Liabilities and Capital	$4,385,860	$3,934,378
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended March 31,
	2021	2020
Revenue:
Diversified Industrial net sales	$248,489	$261,610
Energy net revenue	32,086	38,602
Financial Services revenue	33,918	46,998
Total revenue	314,493	347,210
Costs and expenses:
Cost of goods sold	208,685	220,848
Selling, general and administrative expenses	68,800	75,928
Asset impairment charges	—	617
Finance interest expense	2,232	3,434
(Benefit from) provision for loan losses	(715)	26,137
Interest expense	5,466	8,627
Realized and unrealized losses on securities, net	23,249	18,002
Other income, net	(35,039)	(967)
Total costs and expenses	272,678	352,626
Income (loss) from continuing operations before income taxes and equity method investments	41,815	(5,416)
Income tax provision (benefit)	14,594	(3,444)
(Income) loss of associated companies, net of taxes	(26,121)	34,507
Net income (loss) from continuing operations	53,342	(36,479)
Discontinued operations (see Note 3)
Loss from discontinued operations, net of taxes	—	(2,301)
Net loss on deconsolidation of discontinued operations	—	(21,968)
Net loss from discontinued operations, net of taxes	—	(24,269)
Net income (loss)	53,342	(60,748)
Net income attributable to noncontrolling interests in consolidated entities (continuing operations)	(391)	(130)
Net income (loss) attributable to common unitholders	$52,951	$(60,878)
Net income (loss) per common unit - basic
Net income from continuing operations	$2.34	$(1.46)
Net loss from discontinued operations	—	(0.97)
Net income (loss) attributable to common unitholders	$2.34	$(2.43)
Net income (loss) per common unit - diluted
Net income from continuing operations	$1.60	$(1.46)
Net loss from discontinued operations	—	(0.97)
Net income (loss) attributable to common unitholders	$1.60	$(2.43)
Weighted-average number of common units outstanding - basic	22,619,764	25,020,854
Weighted-average number of common units outstanding - diluted	34,930,146	25,020,854
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$53,342	$(60,748)
Other comprehensive loss, net of taxes:
Currency translation adjustments	(217)	(2,936)
Other comprehensive loss	(217)	(2,936)
Comprehensive income (loss)	53,125	(63,684)
Comprehensive income attributable to noncontrolling interests	(391)	(130)
Comprehensive income (loss) attributable to common unitholders	$52,734	$(63,814)
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(Unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2020	37,837,439	(14,916,635)	$(219,245)	$707,309	$(172,649)	$534,660	$4,562	$539,222
Net (loss) income	—	—	—	52,951	—	52,951	391	53,342
Currency translation adjustments	—	—	—	—	(217)	(217)	—	(217)
Equity compensation - restricted units	28,588	—	—	363	—	363	—	363
Balance as of March 31, 2021	37,866,027	(14,916,635)	$(219,245)	$760,623	$(172,866)	$587,757	$4,953	$592,710

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2019	37,670,992	(12,647,864)	$(198,781)	$654,249	$(191,422)	$462,827	$3,806	$466,633
Net income (loss)	—	—	—	(60,878)	—	(60,878)	130	(60,748)
Currency translation adjustments	—	—	—	—	(2,936)	(2,936)	—	(2,936)
Equity compensation - restricted units	(9,854)	—	—	104	—	104	—	104
Deconsolidation of API (see Note 3)	—	—	—	—	17,481	17,481	—	17,481
Other, net	—	—	—	(2)	—	(2)	60	58
Balance as of March 31, 2020	37,661,138	(12,647,864)	$(198,781)	$593,473	$(176,877)	$416,596	$3,996	$420,592

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$53,342	$(60,748)
Loss from discontinued operations	—	(24,269)
Net income (loss) from continuing operations	53,342	(36,479)
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
(Benefit from) provision for loan losses	(715)	26,137
(Income) loss of associated companies, net of taxes	(26,121)	34,507
Realized and unrealized losses (gains) on securities, net	23,249	18,002
Gain on sale of Edge business	(8,096)	—
Gain on sale of property, plant and equipment	(6,646)	—
Derivative gains on economic interests in loans	(1,453)	(2,980)
Deferred income taxes	10,626	(4,647)
Depreciation and amortization	15,129	16,235
Non-cash lease expense	3,025	2,285
Equity-based compensation	363	206
Asset impairment charges	—	617
Other	(181)	59
Net change in operating assets and liabilities:
Trade and other receivables	(24,633)	(21,556)
Inventories	(16,246)	(3,275)
Prepaid expenses and other assets	1,074	3,028
Accounts payable, accrued and other liabilities	(12,343)	(22,350)
Net (increase) decrease in loans held for sale	(3,145)	156,257
Net cash provided by operating activities - continuing operations	7,229	166,046
Net cash used in operating activities - discontinued operations	—	(1,391)
Total cash provided by operating activities	7,229	164,655
Cash flows from investing activities:
Purchases of investments	(1,000)	(4,925)
Proceeds from sales of investments	24,086	1,191
Proceeds from maturities of investments	2,005	15,739
Loan originations, net of collections	(397,129)	(10,398)
Purchases of property, plant and equipment	(4,901)	(6,994)
Proceeds from sale of property, plant and equipment	6,979	452
Proceeds from sale of Edge business	16,000	—
Acquisition, net of cash acquired	—	(3,500)
Net cash used in investing activities - continuing operations	(353,960)	(8,435)
Net cash used in investing activities - discontinued operations	—	—
Net cash used in investing activities	(353,960)	(8,435)
Cash flows from financing activities:
Net revolver borrowings	(36,994)	230,300
Repayments of term loans	(2,538)	(2,846)
Repayments of other borrowings	(237,749)	—
Proceeds from other borrowings	613,960	—
Distribution to preferred unitholders	(2,408)	(40,000)
Deferred finance charges	—	(1,474)
Net increase (decrease) in deposits	77,524	(85,826)
Net cash provided by financing activities - continuing operations	411,795	100,154
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	411,795	100,154
Net change for the period	65,064	256,374
Effect of exchange rate changes on cash and cash equivalents	(614)	(19)
Cash, cash equivalents and restricted cash at beginning of period	135,788	137,948
Cash, cash equivalents and restricted cash at end of period	$200,238	$394,303
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

Impact of COVID-19

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The spread of the outbreak has caused significant disruptions in the U.S. and global economies and the Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company continues to actively monitor the COVID-19 pandemic and its potential impacts on the Company's employees, customers, suppliers and financial results. During the year ended December 31, 2020, as the COVID-19 pandemic progressed, the Company initiated many cost reducing actions to help mitigate the financial impact of the pandemic. The Company continues to evaluate further or continued actions as circumstances warrant.

The COVID-19 pandemic has adversely affected our consolidated financial results for the first three months of 2021. As the situation surrounding the COVID-19 pandemic remains fluid, it is expected to continue having a negative impact to the Company; however, it is difficult to predict the duration of the pandemic and its continued impact on the Company's business, operations, financial condition and cash flows. There is no certainty that federal, state or local regulations regarding safety measures to address the spread of COVID-19 will not adversely impact the Company's operations. While the Company developed and implemented, and continues to develop and implement, health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of the COVID-19 pandemic to its employees and business, the severity of its impact on the Company's business in the remainder of calendar 2021 and beyond will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and the extent and severity of the impact on the Company's customers and suppliers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity or results of operations is uncertain.

Basis of Presentation

The accompanying unaudited consolidated financial statements as of March 31, 2021 and for the three-month periods ended March 31, 2021 and 2020, which have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods, include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected herein. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2020, from which the consolidated balance sheet as of December 31, 2020 has been derived.

The Company’s fiscal quarter ends on the last day of the calendar quarter; however, for certain subsidiaries of the Company, the fiscal quarter periods end on the Saturday that is closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year. The Company and all its subsidiaries close their books for fiscal years on December 31. For ease of presentation, the quarterly financial statements included herein are described as ending on the last day of the calendar quarter.

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

Restatement For Correction of Immaterial Errors in Previously Issued Consolidated Financial Statements

As previously disclosed in the Company’s Form 10-K for the year ended December 31, 2020, during the fourth quarter of 2020, in connection with the preparation of the consolidated financial statements for the year ended December 31, 2020, the Company identified errors in its previously filed annual consolidated financial statements and unaudited quarterly consolidated financial statements. The errors were not material to any individual prior quarterly or annual period. The prior period errors are related primarily to a division of the Company's Electrical Products business within the Diversified Industrial segment ("Electrical Products Misstatements") and were primarily the result of: (1) divisional management override of internal controls, (2) improper segregation of duties, including failure to obtain independent review of recorded accounting entries and accounting analyses and (3) inadequate documentation and support for and/or untimely preparation of account reconciliations. The Electrical Products Misstatements resulted in: (1) improper valuation of inventories and trade receivables, including the related allowance for doubtful accounts; (2) improper recognition of revenue on contracts performed over time; (3) accounts payable and associated expenses not recorded accurately or in the appropriate period; and (4) other errors.

The Company assessed the materiality of the errors in its historical annual consolidated financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") Topic 1.M, Materiality, codified in Accounting Standards Codification ("ASC") 250, Accounting Changes and Error Corrections, and concluded that the errors were not material to the previously filed annual consolidated financial statements or corresponding unaudited interim periods but would be material in the aggregate if corrected solely in the consolidated financial statements as of and for the year ended December 31, 2020. In accordance with ASC 250 (SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company corrected for these errors by revising previously filed 2019 annual consolidated financial statements, including the impact to beginning Partners' capital, in connection with the filing of its 2020 Annual Report on Form 10-K. The revised annual consolidated financial statements also included adjustments to correct certain other immaterial errors, including errors that had previously been adjusted for and disclosed as out of period corrections in the period identified.

Additionally, in connection with the filing of this Quarterly Report on Form 10-Q, the Company has disclosed the impact of the restatement to the consolidated interim financial statements as of and for the three months ended March 31, 2020 to correct for the errors. The accompanying footnotes have also been corrected to reflect the impact of the revisions of the previously filed 2020 interim consolidated financial statements. Refer to Note 21 - "Restatement of Previously Issued Consolidated Financial Statements" for reconciliations between as reported and as revised quarterly amounts.

Discontinued Operations

On January 31, 2020, the Company announced that API Group Limited and certain of its affiliates commenced administration proceedings in the United Kingdom. The purpose of the administration proceedings was to facilitate an orderly sale or wind-down of its United Kingdom operations, which include API Laminates Limited and API Foils Holdings Limited. In the United States, API Americas Inc. voluntarily filed for Chapter 11 proceedings in Bankruptcy Court on February 2, 2020, in order to facilitate the sale or liquidation of its U.S. assets. The API Americas Inc. Chapter 11 bankruptcy proceedings were closed by the Bankruptcy Court on December 21, 2020. The API entities (collectively, "API") were wholly-owned subsidiaries of the Company and were included in the Diversified Industrial segment. The Company deconsolidated API on January 31, 2020 as it no longer held a controlling financial interest as of that date.

All references made to financial data in this Quarterly Report on Form 10-Q are to the Company's continuing operations, unless specifically noted. See Note 3 - "Discontinued Operations" for additional information.

Adoption of New Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes specific exceptions to the general principles in Topic 740 in order to reduce the complexity of its application. ASU 2019-12 also improves consistency and simplifies existing guidance by clarifying and amending certain specific areas of Topic 740. The Company adopted ASU 2019-12 on January 1, 2021 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. ASU 2020-01 clarifies the interaction between accounting standards related to equity securities, equity method investments and certain derivatives, and is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. The Company adopted ASU 2020-01 on January 1, 2021, and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

The following table presents the Company's revenues disaggregated by geography for the three months ended March 31, 2021 and 2020. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Three Months Ended March 31,
	2021	2020
United States	$295,868	$327,599
Foreign	18,625	19,611
Total revenue	$314,493	$347,210

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections result in billed trade receivables, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the contract asset balance was $10,203 and $17,119, respectively.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts that are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheets, based on the timing of when the Company expects to recognize revenue.

Contract Liabilities
Balance at December 31, 2020	$7,707
Deferral of revenue	6,044
Recognition of unearned revenue	(5,649)
Balance at March 31, 2021	$8,102

Balance at December 31, 2019	$6,820
Deferral of revenue	4,030
Recognition of unearned revenue	(147)
Balance at March 31, 2020	$10,703

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

The components of Net loss from discontinued operations, net of taxes in the accompanying consolidated statements of operations are:

Three Months Ended March 31, 2020
Loss from operations of discontinued operation	$(2,301)
Gain upon initial deconsolidation of API	30,515
Loss from guarantee liability	(52,483)
Net loss from discontinued operations, net of taxes	$(24,269)

All amounts associated with API have been removed from the Company's financial statements and footnotes, and reported in discontinued operations as described herein.

The following represents the detail of Loss from discontinued operations, net of taxes in the accompanying consolidated statements of operations:

Three Months Ended March 31, 2020
Revenue	$6,388
Costs and expenses:
Cost of goods sold	6,085
Selling, general and administrative expenses	2,219
Other expenses, net	385
Total costs and expenses	8,689
Loss before income taxes	(2,301)
Income tax benefit	—
Loss from discontinued operations, net of taxes	$(2,301)

4. ACQUISITIONS AND DIVESTITURES

Acquisition

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

Divestiture

On February 1, 2021, the Company completed the sale of its Edge business for a sales price of $16,000, subject to a working capital adjustment. The Company recognized a pre-tax gain of $8,096 which is presented in Other income, net in the consolidated statement of operations during the three months ended March 31, 2021. Edge provided roofing edge products and components utilized in the securement of perimeter roof edges and was part of the Company's OMG business in the Diversified Industrial segment. Edge recognized net sales of $17,534 and operating income of $1,250 for the year ended December 31, 2020.

5. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classifications of Loans receivable, including loans held for sale, held by WebBank as of March 31, 2021 and December 31, 2020 are as follows:

	Total				Current		Non-current
	March 31, 2021	%	December 31, 2020	%	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Loans held for sale	$91,316		$88,171		$91,316	$88,171	$—	$—

Commercial real estate loans	$727	—%	$672	—%	—	—	727	672
Commercial and industrial	2,690,403	95%	2,279,672	94%	187,242	221,469	2,503,161	2,058,203
Consumer loans	127,635	5%	147,652	6%	81,562	23,510	46,073	124,142
Total loans	2,818,765	100%	2,427,996	100%	268,804	244,979	2,549,961	2,183,017
Less:
Allowance for loan losses	(19,984)		(27,059)		(19,984)	(27,059)	—	—
Total loans receivable, net	$2,798,781		$2,400,937		248,820	217,920	2,549,961	2,183,017
Loans receivable, including loans held for sale (a)					$340,136	$306,091	$2,549,961	$2,183,017
(a)    The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, was $2,886,872 and $2,498,218 as of March 31, 2021 and December 31, 2020, respectively.

Loans with a carrying value of approximately $56,818 and $15,849 were pledged as collateral for potential borrowings as of March 31, 2021 and December 31, 2020, respectively. WebBank serviced $2,814 and $2,828 in loans for others as of March 31, 2021 and December 31, 2020, respectively.

WebBank sold loans classified as loans held for sale of $2,208,754 and $5,124,275 during the three months ended March 31, 2021 and 2020, respectively. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of consumer and small business loans. Amounts added to loans held for sale during the same periods were $2,213,886 and $4,969,689, respectively. The reduction in loans held for sale as of March 31, 2021 reflects the impact of reduced lending by WebBank's partners due to the economic impact of the COVID-19 pandemic. Such factors include lower sales volumes at WebBank's partners as well as tightening their credit policies due to the increase in the U.S. unemployment rates and other factors. This in turn has reduced the volume of loans being initiated by, and then sold by, WebBank.

Allowance for Loan Losses

The ALLL represents an estimate of probable and estimable losses inherent in the loan portfolio as of the balance sheet date. Losses are charged to the ALLL when incurred. Generally, commercial loans are charged off or charged down when they are determined to be uncollectible in whole or in part. Consumer term loans are charged off at 120 days past due and open-end consumer and small and medium business loans are charged off at 180 days past due unless the loan is well secured and in the process of collection. The amount of the ALLL is established by analyzing the portfolio at least quarterly, and a provision for or reduction of loan losses is recorded so that the ALLL is at an appropriate level at the balance sheet date. The methodologies used to estimate the ALLL depend upon the impairment status and portfolio segment of the loan. Loan groupings are created for each loan class and are then graded against historical and industry loss rates.

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
•Value of underlying collateral

Changes in the level of the ALLL reflect changes in these factors. The magnitude of the impact of each of these factors on the qualitative assessment of the ALLL changes from quarter to quarter according to the extent these factors are already reflected in historic loss rates and according to the extent these factors diverge from one another. Also considered is the uncertainty inherent in the estimation process when evaluating the ALLL. WebBank's ALLL decreased $7,075, or 26%, during the three months ended March 31, 2021. This decrease was driven by lower than expected losses related to COVID-19 and higher paydowns, and, as a result, WebBank released a portion of the allowance for COVID-19 related qualitative and environmental factors. WebBank continues to monitor the impact of the COVID-19 pandemic on its loan portfolio and anticipates potential future economic disruption associated with the pandemic. WebBank believes there remains a potential for broad negative impact on the macro-economy that may cause estimated credit losses to materially differ from historical loss experience.

Changes in the ALLL are summarized as follows:

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2020	$22	$9,293	$17,744	$27,059
Charge-offs	—	(3,607)	(3,669)	(7,276)
Recoveries	6	514	396	916
(Benefit) Provision	(6)	1,038	(1,747)	(715)
March 31, 2021	$22	$7,238	$12,724	$19,984

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2019	$24	$10,920	$25,738	$36,682
Charge-offs	—	(3,898)	(7,301)	(11,199)
Recoveries	1	149	653	803
(Benefit) Provision	(2)	11,945	14,194	26,137
March 31, 2020	$23	$19,116	$33,284	$52,423

The ALLL and outstanding loan balances according to the Company's impairment method are summarized as follows:

March 31, 2021	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$10	$92	$—	$102
Collectively evaluated for impairment	12	7,146	12,724	19,882
Total	$22	$7,238	$12,724	$19,984
Outstanding loan balances:
Individually evaluated for impairment	$10	$1,202	$—	$1,212
Collectively evaluated for impairment	717	2,689,201	127,635	2,817,553
Total	$727	$2,690,403	$127,635	$2,818,765

December 31, 2020	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$10	$129	$—	$139
Collectively evaluated for impairment	12	9,164	17,744	26,920
Total	$22	$9,293	$17,744	$27,059
Outstanding loan balances:
Individually evaluated for impairment	$10	$1,283	$—	$1,293
Collectively evaluated for impairment	662	2,278,389	147,652	2,426,703
Total	$672	$2,279,672	$147,652	$2,427,996

Nonaccrual and Past Due Loans

Commercial and industrial loans past due 90 days or more and still accruing interest were $3,797 and $7,369 at March 31, 2021 and December 31, 2020, respectively. Consumer loans past due 90 days or more and still accruing interest were $1,001 and $1,332 at March 31, 2021 and December 31, 2020, respectively. The Company did not have any nonaccrual loans at March 31, 2021 or December 31, 2020.

Past due loans (accruing and nonaccruing) are summarized as follows:

March 31, 2021	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$727	$—	$—	$—	$727	$—	$—
Commercial and industrial	2,680,481	6,125	3,797	9,922	2,690,403	3,797	—
Consumer loans	124,162	2,472	1,001	3,473	127,635	1,001	—
Total loans	$2,805,370	$8,597	$4,798	$13,395	$2,818,765	$4,798	$—

December 31, 2020	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$672	$—	$—	$—	$672	$—	$—
Commercial and industrial	2,265,150	7,153	7,369	14,522	2,279,672	7,369	—
Consumer loans	142,418	3,902	1,332	5,234	147,652	1,332	—
Total loans	$2,408,240	$11,055	$8,701	$19,756	$2,427,996	$8,701	$—
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
•Substandard: An asset in this category has a developing or minor weakness or weaknesses that could result in loss or default if deficiencies are not corrected or adverse conditions arise.
•Doubtful: An asset in this category has an existing weakness or weaknesses that have developed into a serious risk of significant loss or default with regard to a material term of the financing agreement.

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

March 31, 2021	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$717	$—	$10	$—	$727
Commercial and industrial	194,690	2,489,444	5,067	1,202	—	2,690,403
Consumer loans	127,635	—	—	—	—	127,635
Total loans	$322,325	$2,490,161	$5,067	$1,212	$—	$2,818,765

December 31, 2020	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$662	$—	$10	$—	$672
Commercial and industrial	194,338	2,080,623	3,428	1,283	—	2,279,672
Consumer loans	147,652	—	—	—	—	147,652
Total loans	$341,990	$2,081,285	$3,428	$1,293	$—	$2,427,996

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. When loans are impaired, an estimate of the amount of the balance that is impaired is made. A specific reserve is assigned to the loan based on the estimated present value of the loan's future cash flows discounted at the loan's effective interest rate, the observable market price of the loan or the fair value of the loan's underlying collateral less the cost to sell. When the impairment is based on the fair value of the loan's underlying collateral, the portion of the balance that is impaired is charged off, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, in accordance with the contractual loan agreement. WebBank recognized $17 and $34 on impaired loans for the three months ended March 31, 2021 and 2020, respectively. Payments received on impaired loans that are nonaccruing are not recognized in interest income, but are applied as a reduction of the principal outstanding. Payments are recognized when cash is received. Information on impaired loans is summarized as follows:

		Recorded Investment
March 31, 2021	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$10	$—	$10	$10	$10	$10
Commercial and industrial	1,202	—	1,202	1,202	92	1,099
Total loans	$1,212	$—	$1,212	$1,212	$102	$1,109

		Recorded Investment
December 31, 2020	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$10	$—	$10	$10	$10	$11
Commercial and industrial	1,283	—	1,283	1,283	129	2,319
Total loans	$1,293	$—	$1,293	$1,293	$139	$2,330

During the three months ended March 31, 2021, WebBank continued issuing loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), primarily with one of its lending partners, authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The loans were funded by the PPP Liquidity Facility, have terms of between two and five years, and their repayment is guaranteed by the SBA. Payments by borrowers on the loans can begin up to 16 months after the note date, and interest will continue to accrue during the 16-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. The PPP loans are included in Commercial and industrial loans in the table above. As of March 31, 2021, the total PPP loans and associated liabilities were $2,458,440 and $2,462,193, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of March 31, 2021. As of December 31, 2020, the total PPP loans and associated liabilities were $2,047,769 and $2,090,223, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of December 31, 2020. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan. The timing of loan forgiveness is uncertain at this time, but borrower forgiveness applications and SBA processing is expected over the next several quarters. As the PPP continues to evolve, changes to the loan terms and exercise of loan forgiveness may materially impact the outstanding loan balances and the effective yield.

The Company is offering loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with the interagency statement issued by the federal banking agencies provides that loan modifications made in response to COVID-19 do not need to be accounted for as a troubled debt restructuring ("TDR"). Accordingly, the Company does not account for such loan modifications as TDRs. The Company's loan modifications allow for payment deferrals, payment reduction, and settlements amongst others. As of March 31, 2021, the Company had granted loan modifications on $12,206 of loans. The program is ongoing and additional loans continue to be granted modifications. The Company granted approximately $7,710 short–term deferments on loan balances of $12,206, which represent 0.43% of total loan balances as of March 31, 2021. These loan modifications are not classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms.

6. INVENTORIES, NET

A summary of Inventories, net is as follows:

	March 31, 2021	December 31, 2020
Finished products	$38,034	$41,894
In-process	27,079	24,590
Raw materials	49,428	39,613
Fine and fabricated precious metal in various stages of completion	40,138	34,269
	154,679	140,366
LIFO reserve	(3,106)	(3,280)
Total	$151,573	$137,086

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

The Company obtains certain precious metals under a fee consignment agreement. As of March 31, 2021 and December 31, 2020, the Company had approximately $29,585 and $25,919, respectively, of precious metals, principally silver, under consignment, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount recorded in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

The Company continues to monitor the impact of COVID-19 on our customers and our inventory levels and related reserves.

	March 31, 2021	December 31, 2020
Supplemental inventory information:
Precious metals stated at LIFO cost	$4,167	$4,956
Precious metals stated under non-LIFO cost methods, primarily at fair value	$32,865	$26,033
Market value per ounce:
Silver	$25.07	$26.28
Gold	$1,734.03	$1,891.70
Palladium	$2,682.48	$2,448.54

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A summary of the change in the carrying amount of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Financial Services	Corporate and Other	Total
Balance as of December 31, 2020
Gross goodwill	$183,181	$67,143	$6,515	$81	$256,920
Accumulated impairments	(41,278)	(64,790)	—	—	(106,068)
Net goodwill	141,903	2,353	6,515	81	150,852
Divestitures(a)	(2,813)	—	—	—	(2,813)
Currency translation adjustments	(9)	—	—	—	(9)
Balance as of March 31, 2021
Gross goodwill	180,359	67,143	6,515	81	254,098
Accumulated impairments	(41,278)	(64,790)	—	—	(106,068)
Net goodwill	$139,081	$2,353	$6,515	$81	$148,030
(a)    Related to the divestiture of Edge. See Note 4 - "Acquisitions and Divestitures."

A summary of Other intangible assets, net is as follows:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$212,724	$125,330	$87,394	$213,984	$122,785	$91,199
Trademarks, trade names and brand names	50,511	20,044	30,467	51,189	20,209	30,980
Developed technology, patents and patent applications	32,314	20,170	12,144	32,319	19,724	12,595
Other	18,772	15,361	3,411	18,777	14,970	3,807
Total	$314,321	$180,905	$133,416	$316,269	$177,688	$138,581

Trademarks with indefinite lives as of both March 31, 2021 and December 31, 2020 were $11,378 and $11,405, respectively. Amortization expense related to intangible assets was $4,768 and $5,282 for the three months ended March 31, 2021 and 2020, respectively. As a result of COVID-19 related declines in our youth sports business within the Energy segment, intangible assets of $617, primarily customer relationships, were fully impaired during the first three months of 2020. The impairment is included in Asset impairment charges in the accompanying statement of operations for the three months ended March 31, 2020.

Based on gross carrying amounts at March 31, 2021, the Company's estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2021 through 2025 is presented in the table below.

	Year Ending December 31,
	2021	2022	2023	2024	2025
Estimated amortization expense	$20,106	$17,887	$16,891	$16,317	$14,902

As of March 31, 2021, the Company reviewed its goodwill, other intangible assets and long-lived assets for indicators of impairment as a result of the impact of the COVID-19 pandemic. The Company reviewed its previous forecasts and assumptions based on its current projections, which are subject to various risks and uncertainties, including forecasted revenues, expenses and cash flows, the duration and extent of the impact to our businesses from the COVID-19 pandemic and the Company's market capitalization. In connection with the Company's 2020 annual fourth quarter goodwill impairment testing and as a result of declines in customer demand in the Performance Materials reporting unit, which is included in the Diversified Industrial segment, the Company determined its fair value was less than its carrying value. The Company partially impaired the Performance Materials reporting units' goodwill and recorded a $1,100 charge in Goodwill impairment charges in the consolidated statement of operations for the year ended December 31, 2020. While the Company did not identify further indicators of impairment for Performance Materials as of March 31, 2021, it may be at risk of further impairment in the future if the business does not perform as expected, including if it does not recover as planned from the COVID-19 pandemic, or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital. As of March 31, 2021, the Performance Materials' reporting unit had $6,808 of goodwill.

As of March 31, 2021, the Company believes there were indicators of impairment for the Electrical Products reporting unit due to downward revisions to financial projections as a result of changes in anticipated customer demand as well incremental costs to enhance the business' control environment. As a result, the Company performed an interim impairment test of Electrical Products’ goodwill and other long-lived assets as of March 31, 2021 and the Company determined goodwill and other long-lived assets were not impaired. The fair value of the Electrical Products reporting unit was 6% higher than its carrying value as of March 31, 2021. The fair value was calculated using a discounted cash flow model (a form of the income approach) using the Company's current projections, which are subject to various risks and uncertainties associated with its forecasted revenue, expenses and cash flows, as well as the duration and expected impact on its business from the COVID-19 pandemic. The Company's significant assumptions in the analysis include, but are not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate and the tax rate. The Company's estimates of future cash flows are based on current economic climates, recent operating results and planned business strategies. These estimates could be negatively affected by changes in regulations, further economic downturns, decreased customer demand for Electrical Products' services, or an inability to execute management’s business strategies. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met, the Company may have to record impairment charges in future periods. As of March 31, 2021, the Electrical Products' reporting unit had goodwill of $46,445.

8. INVESTMENTS

Short-Term Investments

The Company's short-term investments primarily consist of its marketable securities portfolio. The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investments. The investments are carried at fair value and totaled $126 and $106 as of March 31, 2021 and December 31, 2020, respectively. Unrealized gains (losses) on short-term investments for the three months ended March 31, 2021 and 2020 were $32 and $(97), respectively.

Long-Term Investments

The following table summarizes the Company's long-term investments as of March 31, 2021 and December 31, 2020.

	Ownership %		Long-Term Investments Balance
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Corporate securities (a)			$187,257	$210,538
Collateralized debt securities			450	450
Steel Connect, Inc. ("STCN") convertible notes (b)			14,846	14,258
STCN preferred stock (c)			35,306	32,832
STCN common stock	28.9%	29.0%	35,917	14,309
Aviat Networks, Inc. ("Aviat") common stock (d)	—%	10.1%	—	18,910
Total			$273,776	$291,297
(a)    Corporate securities primarily include the Company's investment in the common stock of Aerojet Rocketdyne Holdings, Inc. ("Aerojet"). The Company owned 4.9% and 5.1% of Aerojet common stock as of March 31, 2021 and December 31, 2020, respectively. The fair value of the investment in Aerojet was $185,492 and $208,758 as of March 31, 2021 and December 31, 2020, respectively. Gross unrealized gains for all Corporate securities totaled $174,376 and $126,730 at March 31, 2021 and 2020. In December 2020, Aerojet's Board of Directors declared a one-time cash dividend of $5.00 per share (the "Pre-Closing Dividend") which was paid on March 24, 2021 to the holders of Aerojet's shares as of the close of business on March 10, 2021. During the three months ended March 31, 2021, the Company recognized the $19,740 Aerojet one-time dividend in Other income, net.
(b)    Represents investment in STCN convertible notes, which the Company accounts for under the fair value option with changes in fair value recognized in the Company's consolidated statements of operations. The convertible notes outstanding as of December 31, 2018 matured on March 1, 2019. The Company entered into a new convertible note with STCN ("New Note") on February 28, 2019, which matures on March 1, 2024. The cost basis of the New Note totaled $14,943 as of both March 31, 2021 and December 31, 2020. The New Note is convertible into shares of STCN's common stock at an initial conversion rate of 421.2655 shares of common stock per $1,000 principal amount of the New Note (which is equivalent to an initial conversion price of approximately $2.37 per share), subject to adjustment upon the occurrence of certain events. The New Notes, if converted as of March 31, 2021, when combined with STCN common and preferred shares, also if converted, owned by the Company, would result in the Company having a direct interest of approximately 48.6% of STCN's outstanding shares.
(c)    Represents investment in shares of STCN preferred stock, which the Company accounts for under the fair value option with changes in fair value recognized in the Company's consolidated statements of operations. The investment in STCN preferred stock had a cost basis of $35,688 at March 31, 2021 and December 31, 2020. Each share of preferred stock can be converted into shares of STCN's common stock at an initial conversion price equal to $1.96 per share, subject to adjustment upon the occurrence of certain events.
(d)     During the three months ended March 31, 2021, the Company sold its remaining investment in Aviat for total proceeds of approximately $24,100.

	(Income) Loss of Associated Companies, Net of Taxes
	Three Months Ended March 31,
	2021	2020
STCN convertible notes	$(587)	$3,650
STCN preferred stock	(2,457)	16,145
STCN common stock	(19,178)	11,452
Aviat common stock	(3,899)	3,720
Other	—	(460)
Total	$(26,121)	$34,507

The amounts of unrealized losses for the three months ended March 31, 2021 and 2020 that relate to equity securities still held as of March 31, 2021 and 2020, respectively, are as follows:

	Three Months Ended March 31,
	2021	2020
Net losses recognized during the period on equity securities	$(23,249)	$(18,002)
Less: Net losses recognized during the period on equity securities sold during the period	(7)	(16,352)
Unrealized losses recognized during the period on equity securities still held at the end of the period	$(23,242)	$(1,650)

Equity Method Investments

The Company's investments in associated companies are accounted for under the equity method of accounting using the fair value option. Associated companies are included in the Corporate and Other segment. Certain associated companies have a fiscal year end that differs from December 31. Additional information for SPLP's significant investments in associated companies is as follows:

•STCN is a publicly-traded diversified holding company with two wholly-owned subsidiaries, IWCO Direct Holdings, Inc. ("IWCO") and ModusLink Corporation ("ModusLink"). IWCO delivers data-driven marketing solutions for its customers that offer a full range of services includes strategy, creative and execution for omnichannel marketing campaigns, along with postal logistics programs for direct mail. ModusLink is a supply chain business process management company serving clients in markets such as consumer electronics, communications, computing, medical devices, software and retail.
•Aviat designs, manufactures and sells a range of wireless networking solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe. As discussed above, during the three months ended March 31, 2021 the Company sold its remaining interest in Aviat.

The following summary (unaudited) statements of operations amounts are for STCN as of January 31, 2021 and 2020, and for the three months then ended, which are STCN's nearest corresponding full fiscal quarter to the Company's fiscal quarters ended March 31, 2021 and 2020, respectively.

	Three Months Ended Jan 31,
	2021	2020
Summary operating results:
Net revenue	$156,047	$215,452
Gross profit	$35,850	$45,249
Net loss	$2,196	$3,557

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

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$15,864	$44	$15,908	$15,864

Contractual maturities within:
One year to five years				7,012
Five years to ten years				7,050
After ten years				1,802
Total				$15,864

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$16,868	$109	$16,977	$16,868

Contractual maturities within:
One year to five years				7,563
Five years to ten years				7,193
After ten years				2,112
Total				$16,868

WebBank regularly evaluates each HTM debt security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. If there is an other-than-temporary impairment in the fair value of any individual security classified as HTM, WebBank writes down the security to fair value with a corresponding credit loss portion charged to earnings, and the corresponding non-credit portion charged AOCI.

9. DEBT

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	March 31, 2021	December 31, 2020
Short term debt:
Foreign	$853	$397
Short-term debt	853	397
Long-term debt:
Credit Agreement	292,400	332,350
Other debt - foreign	225	230
Other debt - domestic	1,144	1,173
Subtotal	293,769	333,753
Less: portion due within one year	10,323	10,361
Long-term debt	283,446	323,392
Total debt	$294,622	$334,150

As of March 31, 2021 long-term debt maturities in each of the next five years as follows:

	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt (a)	$293,769	$10,323	$283,446	$—	$—	$—	$—
(a)    As of March 31, 2021, long term debt of $10,323 is expected to mature over the following twelve months.

As of March 31, 2021, the Company's senior credit agreement, as amended ("Credit Agreement"), includes a revolving credit facility in an aggregate principal amount not to exceed $500,000 and a $180,000 term loan. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank, and includes a $50,000 sub-facility for swing line loans and a $50,000 sub-facility for standby letters of credit. The term loan requires quarterly amortization payments of $2,500. Borrowings under the Credit Agreement bear interest, at the borrower's option, at annual rates of either the Base Rate or the Euro-Rate, as defined, plus an applicable margin as set forth in the Credit Agreement (1.00% and 2.00%), respectively, for Base Rate and Euro-Rate borrowings as of March 31, 2021, and the Credit Agreement provides for a commitment fee of 0.25% to be paid on unused borrowings. The weighted-average interest rate on the Credit Agreement was 2.15% at March 31, 2021. As of March 31, 2021, letters of credit totaling $9,468 had been issued under the Credit Agreement. The primary use of the Company's letters of credit are to support the performance and financial obligations under various insurance programs and environmental matters. The Credit Agreement permits SPLP, the parent, to fund the dividends on its preferred units and its routine corporate expenses. The Company's total availability under the Credit Agreement, which is based upon earnings and certain covenants as described in the Credit Agreement, was approximately $355,653 as of March 31, 2021.

On November 14, 2022, the Credit Agreement will expire, and all outstanding amounts will be due and payable. The Credit Agreement is guaranteed by substantially all existing and thereafter acquired assets of the borrowers and the guarantors, as defined in the agreement, and a pledge of all of the issued and outstanding shares of capital stock of each of the borrowers' and guarantors' subsidiaries, and is fully guaranteed by the guarantors. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, each as defined. The Company was in compliance with all financial covenants as of March 31, 2021.

10. FINANCIAL INSTRUMENTS

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 15 - "Fair Value Measurements"). As of March 31, 2021, outstanding derivatives mature within three to five years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Precious Metal and Commodity Inventories

As of March 31, 2021, the Company had the following outstanding forward contracts with settlement dates through April 2021. There were no futures contracts outstanding as of March 31, 2021.

Commodity	Amount	Notional Value
Silver (ounces)	82,017	$1,869
Gold (ounces)	1,355	$2,344
Palladium (ounces)	1,183	$3,106
Copper (pounds)	390,000	$1,615
Tin (metric tons)	18	$639

Fair Value Hedges. Certain forward contracts are accounted for as fair value hedges under ASC 815 for the Company's precious metal inventory carried at fair value. These contracts hedge 25,350 ounces of silver and a majority of the Company's ounces of copper. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net changes in fair value of the derivative assets and liabilities, and the changes in the fair value of the underlying hedged inventory, are recognized in the Company's consolidated statements of operations, and such amounts principally offset each other due to the effectiveness of the hedges.

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets are as follows:

	Fair Value of Derivative Assets (Liabilities)
	March 31, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as ASC 815 hedges
Commodity contracts	Prepaid expenses and other current assets	$31	Accrued liabilities	$(6)
Derivatives not designated as ASC 815 hedges
Commodity contracts	Accrued liabilities	$(117)	Accrued liabilities	$(163)
Economic interests in loans	Other non-current assets	$10,542	Other non-current assets	$11,599

The effects of fair value hedge accounting on the consolidated statements of operations for the three months ended March 31, 2021 and 2020 are not material. The effects of derivatives not designated as ASC 815 hedging instruments on the consolidated statements of operations for the three months ended March 31, 2021 and 2020 are as follows:

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
		2021	2020
Commodity contracts	Other income (expense), net	(215)	(407)
Economic interests in loans	Financial services revenue	1,453	2,980
Total		$1,238	$2,573

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

As of March 31, 2021 and December 31, 2020, WebBank's undisbursed loan commitments totaled $115,150 and $170,611, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

	Three Months Ended March 31,
	2021	2020
Interest cost	$1,877	$3,275
Expected return on plan assets	(6,321)	(5,574)
Amortization of actuarial loss	2,944	2,849
Total	$(1,500)	$550

Pension expense is included in Selling, general and administrative expenses in the consolidated statements of operations. During the three months ended March 31, 2021, the Company contributed $36,500 to its pension plans, which includes 2020 contributions of $27,400 that were deferred until January 4, 2021 under the CARES Act. The Company currently estimates it will contribute an additional amount between $5,200 to $10,200 to its pension plans during 2021. The total amount of pension contributions to be made by the Company during 2021 is dependent on the Company's election of various implementation options provided to it by the American Rescue Plan Act of 2021, which was signed into law by President Biden in March 2021.

12. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of March 31, 2021, the Company had 22,949,392 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

The Board of Directors of SPH GP has approved the repurchase of up to an aggregate of 5,500,000 of the Company's common units ("Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. The Company did not repurchase any common units during the three months ended March 31, 2021. Since inception of the Repurchase Program the Company has purchased 4,357,948 common units for an aggregate price of approximately $54,345. As of March 31, 2021, there remained 1,142,052 units that may yet be purchased under the Repurchase Program. In April 2021, the Company repurchased 661,053 common units for $10,141. On May 12, 2021, the Board of Directors of SPH GP, approved an increase of 1,019,001 common units to the Repurchase Program which increased the remaining units available for purchase to 1,500,000 common units.

Incentive Award Plan

The Company's 2018 Incentive Award Plan ("2018 Plan") provides equity-based compensation through the grant of options to purchase the Company's limited partnership units, unit appreciation rights, restricted units, phantom units, substitute awards, performance awards, other unit-based awards, and includes, as appropriate, any tandem distribution equivalent rights granted with respect to an award (collectively, "LP Units"). On May 18, 2020, the Company's unitholders approved the Amended and Restated 2018 Incentive Award Plan, which increased the number of LP Units issuable under the 2018 Plan by 500,000 to a total of 1,000,000 LP Units. The Company granted 28,000, restricted units on March 10, 2021 under the 2018 Plan. Such units were valued based upon the market value of the Company's LP Units on the date of grant, and collectively represent approximately $374 of unearned compensation that will be recognized as expense ratably over the vesting period of the units. The grants have cliff vesting periods that range from one to two year from the date of grant.

Preferred Units

The Company's 6.0% Series A preferred units, no par value ("SPLP Preferred Units") entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared cash distributions of approximately $2,408 and $2,725 to preferred unitholders for the three months ended March 31, 2021 and 2020, respectively. The SPLP Preferred Units have a term of nine years, ending February 2026, and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as non-current liabilities, including accrued interest expense, on the Company's consolidated balance sheets because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as liabilities, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of operations. As of March 31, 2021 and December 31, 2020, there were 6,422,128 SPLP Preferred Units outstanding.

On May 12, 2021, the Board of Directors of SPH GP declared a regular quarterly cash distribution of $0.375 per unit, payable June 15, 2021, to unitholders of record as of June 1, 2021, on its SPLP Preferred Units.

Accumulated Other Comprehensive Loss

Changes, net of tax, where applicable, in AOCI are as follows:

	Unrealized loss on available-for-sale debt securities	Unrealized (loss) gain on derivative financial instruments	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2020	$(274)	$—	$(12,828)	$(159,547)	$(172,649)
Net other comprehensive loss attributable to common unitholders	—	—	(217)	—	(217)
Balance at March 31, 2021	$(274)	$—	$(13,045)	$(159,547)	$(172,866)

	Unrealized loss on available-for-sale securities	Unrealized (loss) gain on derivative financial instruments	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2019	$(274)	$(14)	$(25,166)	$(165,968)	$(191,422)
Net other comprehensive loss attributable to common unitholders	—	—	(2,936)	—	(2,936)
Deconsolidation of API	—	14	10,522	6,945	17,481
Balance at March 31, 2020	$(274)	$—	$(17,580)	$(159,023)	$(176,877)

Incentive Unit Expense

SPLP has issued to the Manager partnership profits interests in the form of incentive units, a portion of which will be classified as Class C common units of SPLP upon the attainment of certain specified performance goals by SPLP, which are determined as of the last day of each fiscal year. If the performance goals are not met for a fiscal year, no portion of the incentive units will be classified as Class C common units for that year. The number of outstanding incentive units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The performance goals and expense related to the classification of a portion of the incentive units as Class C units is measured on an annual basis, but is accrued on a quarterly basis. Accordingly, the expense accrued is adjusted to reflect the fair value of the Class C common units on each interim calculation date. Performance is principally determined by comparing the volume weighted-average price of the Company's common units for 20 days prior to a measurement date with a defined baseline equity value per common unit, currently $19.65 per common unit, and incentive units will only be granted if such annual measurement is positive. In the event the cumulative incentive unit expense calculated quarterly or for the full year is an amount less than the total previously accrued, the Company records a negative incentive unit expense in the quarter when such over accrual is determined. The expense is recorded in Selling, general and administrative expenses in the Company's consolidated statements of operations. No incentive unit expense was recorded in the three months ended March 31, 2021 and 2020.

13. INCOME TAXES

The Company recorded an income tax provision of $14,594 and a benefit of $(3,444) for the three months ended March 31, 2021 and 2020, respectively. The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include partnership losses for which no tax benefit is recognized, changes in deferred tax valuation allowances and other permanent differences. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of certain deferred tax assets will not be realized in future periods.

14. NET INCOME (LOSS) PER COMMON UNIT

The following data was used in computing net income (loss) per common unit shown in the Company's consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
Net income (loss) from continuing operations	$53,342	$(36,479)
Net income (loss) attributable to noncontrolling interests in consolidated entities (continuing operations)	(391)	(130)
Net income (loss) from continuing operations attributable to common unitholders	52,951	(36,609)
Net loss from discontinued operations attributable to common unitholders	—	(24,269)
Net loss attributable to common unitholders	52,951	(60,878)
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a), (b)	3,069	—
Net income (loss) attributable to common unitholders – assuming dilution	$56,020	$(60,878)
Net income (loss) per common unit – basic
Net income (loss) from continuing operations	$2.34	$(1.46)
Net loss from discontinued operations	—	(0.97)
Net loss attributable to common unitholders	$2.34	$(2.43)
Net income (loss) per common unit – diluted
Net income (loss) from continuing operations	$1.60	$(1.46)
Net loss from discontinued operations	—	(0.97)
Net income (loss) attributable to common unitholders	$1.60	$(2.43)
Denominator for net income (loss) per common unit – basic	22,619,764	25,020,854
Effect of dilutive securities:
Unvested restricted common units	131,391	—
SPLP Preferred Units	12,178,991	—
Denominator for net income (loss) per common unit – diluted (a), (b)	34,930,146	25,020,854
(a)    Assumes the SPLP Preferred Units were redeemed in common units as described in Note 12 - "Capital and Accumulated Other Comprehensive Loss."
(b)    For the three months ended March 31, 2020, the diluted per unit calculation does not include the potential impact of 32,104,497 SPLP Preferred Units and 32,933 of unvested restricted common units, since the impact would have been anti-dilutive.

15. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of March 31, 2021 and December 31, 2020 are summarized by type of inputs applicable to the fair value measurements as follows:

March 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	126	$—	$—	$126
Long-term investments (a)	222,280	—	51,496	273,776
Precious metal and commodity inventories recorded at fair value	35,055	—	—	35,055
Economic interests in loans (b)	—	—	10,542	10,542
Commodity contracts on precious metal and commodity inventories	—	31	—	31
Warrants (c)	—	—	4,960	4,960
Total	$257,461	$31	$66,998	$324,490

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$117	$—	$117
Other precious metal liabilities	32,819	—	—	32,819
Total	$32,819	$117	$—	$32,936

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$88	$18	$—	$106
Long-term investments (a)	242,863	—	48,434	291,297
Precious metal and commodity inventories recorded at fair value	27,324	—	—	27,324
Economic interests in loans (b)	—	—	11,599	11,599
Warrants (c)	—	—	2,618	2,618
Total	$270,275	$18	$62,651	$332,944

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$169	$—	$169
Other precious metal liabilities	28,315	—	—	28,315
Total	$28,315	$169	$—	$28,484
(a)    For additional detail of the marketable securities and long-term investments see Note 8 - "Investments."
(b)    For additional detail of the economic interests in loans see Note 10 – “Financial Instruments”.
(c)     Included within Other non-current assets in the Consolidated Balance Sheets.

There were no transfers of securities among the various measurement input levels during the three months ended March 31, 2021.

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

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long Term Investments	Economic Interests in Loans	Warrants	Total
Balance as of December 31, 2020	$48,434	$11,599	$2,618	$62,651
Purchases	—	—	—	—
Sales and cash collections	—	(2,510)	(536)	(3,046)
Realized gains	—	1,453	2,878	4,331
Unrealized gains	3,062	—	—	3,062
Unrealized losses	—	—	—	—
Balance as of March 31, 2021	$51,496	$10,542	$4,960	$66,998

Balance as of December 31, 2019	$53,658	$18,633	$2,086	$74,377
Purchases	—	—	—	—
Sales and cash collections	—	(4,112)	—	(4,112)
Realized gains	—	2,980	—	2,980
Unrealized gains	—	—	—	—
Unrealized losses	(19,277)	—	—	(19,277)
Balance as of March 31, 2020	$34,381	$17,501	$2,086	$53,968
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

The environmental claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs, and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues costs associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of March 31, 2021, on a consolidated basis, the Company has recorded liabilities of $1,729 and $24,138 in Accrued liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

Environmental Matters

Certain subsidiaries of HNH have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new findings, techniques and alternative methods. HNH recorded liabilities of approximately $24,491 related to estimated environmental investigation and remediation costs as of March 31, 2021.

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

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of HNH, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to property in Montvale, New Jersey that it purchased in 1984. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. HHEM is actively remediating the property and is continuing to investigate additional opportunities to improve the current treatment system. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs and other related costs are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and HNH, all after having the first $1,000 paid by the former owner/operator. Additionally, HHEM had been reimbursed indirectly through insurance coverage for a portion of the costs for which it is responsible. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. A reserve of approximately $1,000 has been established for HHEM's expected 25% share of anticipated costs at this site, which is based upon the recent selection of a final remedy, on-going operations and maintenance, additional investigations and monitored natural attenuation testing over the next 30 years. On December 18, 2019, the State of New Jersey ("State") filed a complaint against HHEM, the Company and other non-affiliated corporations related to former operations at this location. The State is seeking unspecified damages, including reimbursement for all cleanup and removal costs and other damages that the State has incurred, including the lost value of, and reasonable assessment costs for any natural resource injured as a result of the alleged discharge of hazardous substances and pollutants, as well as attorneys' fees and costs. The Company intends to assert all legal and procedural defenses available. Based upon currently available information, the Company has determined that a range of potential loss cannot be reasonably estimated at this time. There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM, HNH or the Company.

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

SLI reported soil contamination and a groundwater contamination in 2003 from the SurfTech site located in Camden, New Jersey. Substantial investigation and remediation work have been completed under the direction of the licensed site remediation professional ("LSRP") for the site. Additional soil excavation and chemical treatment is expected to start in the second quarter of 2021. Post-remediation groundwater monitoring will be conducted, and a full-scale groundwater bioremediation is expected to be implemented following completion of soil excavation. A reserve of $2,600 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

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

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through March 31, 2021. In many cases these claims involved more than 100 defendants. There remained approximately 35 pending asbestos claims as of March 31, 2021. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of both March 31, 2021 and December 31, 2020, BNS Sub has accrued $1,349 relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

OMG was party to litigation with the U.S. Government regarding whether materials purchased by OMG from a foreign supplier are subject to antidumping duty and countervailing duty orders ("ADD/CVD Orders"). The ADD/CVD Orders were issued in 2015 by the U.S. Government, and this matter was subject to ongoing litigation since 2016, at which time OMG paid $949 to the U.S. Government and recorded an additional $4,100 accrual for its then expected resolution of this matter. On August 28, 2020, the U.S. Court of Appeals for the Federal Circuit issued an opinion in favor of OMG on the matter. The U.S. Government did not appeal this decision to the U.S. Supreme Court within the 150 days appeal deadline, which expired on January 25, 2021. As such, OMG is not expected to incur any liability with respect to the ADD/CVD Orders. Therefore, as of December 31, 2020, the $4,100 prior accrual for this matter was reversed and a receivable of $949 was recorded for the expected refund of the amounts previously paid to the U.S. Government. The $5,049 total for both items was recorded as a reduction to cost of goods sold in the consolidated statement of operations for the year ended December 31, 2020. As of March 31, 2021, the $949 receivable was not collected.

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $2,006 and $1,772 for the three months ended March 31, 2021 and 2020, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Unpaid Management Fees included in Payables to related parties on the Company's consolidated balance sheet were $2,626 and $2,319 as of March 31, 2021 and December 31, 2020, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $844 and $942 for the three months ended March 31, 2021 and 2020, respectively. Unpaid amounts for reimbursable expenses were approximately $1,542 and $1,594 as of March 31, 2021 and December 31, 2020, respectively, and are included in Payables to related parties on the Company's consolidated balance sheets.

Corporate Services

The Company's subsidiary, Steel Services Ltd ("Steel Services"), through management services agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, which are eliminated in consolidation, Steel Services has management services agreements with other companies considered to be related parties, including J. Howard Inc., Steel Partners, Ltd. and affiliates, and STCN. In total, Steel Services currently charges approximately $4,474 annually to these companies. All amounts billed under these service agreements are classified as a reduction of Selling, general and administrative expenses. The receivable from STCN of $1,908 as of March 31, 2021 includes $1,285 for amounts receivable for the management services agreement and a $623 receivable of interest for the STCN New Notes.

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

Other

At March 31, 2021 and December 31, 2020, several related parties and consolidated subsidiaries had deposits totaling $1,150 and $1,164 at WebBank, respectively. Approximately $1,113 and $88 of these deposits, including interest which was not significant, have been eliminated in consolidation as of March 31, 2021 and December 31, 2020, respectively.

18. SEGMENT INFORMATION

SPLP operates through the following segments: Diversified Industrial, Energy, and Financial Services, which are managed separately and offer different products and services. The Diversified Industrial segment is comprised of manufacturers of engineered niche industrial products, including joining materials, tubing, building materials, performance materials, electrical products, cutting replacement products and services, and a packaging business. The Energy segment provides drilling and production services to the oil & gas industry and owns a youth sports business. The Financial Services segment consists primarily of the operations of WebBank, a Utah chartered industrial bank, which engages in a full range of banking activities.

Corporate and Other consists of several consolidated subsidiaries, including Steel Services, equity method and other investments, and cash and cash equivalents. Its income or loss includes certain unallocated general corporate expenses.

Steel Services has management services agreements with its consolidated subsidiaries and other related companies as further discussed in Note 17 - "Related Party Transactions." Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $7,403, $1,227 and $224, respectively, for the three months ended March 31, 2021 and $8,712, $1,573 and $850, respectively, for the three months ended March 31, 2020. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

Segment information is presented below:

	Three Months Ended March 31,
	2021	2020
Revenue:
Diversified Industrial net sales	$248,489	$261,610
Energy net revenue	32,086	38,602
Financial Services revenue	33,918	46,998
Total revenue	$314,493	$347,210
Income (loss) from continuing operations before interest expense and income taxes:
Diversified Industrial	$27,704	$15,151
Energy	2,817	202
Financial Services	20,449	4,006
Corporate and Other	22,432	(50,655)
Income (loss) from continuing operations before interest expense and income taxes	73,402	(31,296)
Interest expense	5,466	8,627
Income tax provision (benefit)	14,594	(3,444)
Net income (loss) from continuing operations	$53,342	$(36,479)
(Income) loss of associated companies, net of taxes:
Corporate and Other	$(26,121)	$34,507
Total	$(26,121)	$34,507
Segment depreciation and amortization:
Diversified Industrial	$11,972	$12,267
Energy	2,994	3,756
Financial Services	124	171
Corporate and Other	39	41
Total depreciation and amortization	$15,129	$16,235

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021
Total Capital
(to risk-weighted assets)	$222,035	38.50%	$46,078	8.00%	$60,478	10.50%	$57,598	10.00%
Tier 1 Capital
(to risk-weighted assets)	$214,678	37.30%	$34,559	6.00%	$48,958	8.50%	$46,078	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$214,678	37.30%	$25,919	4.50%	$40,319	7.00%	$37,439	6.50%
Tier 1 Capital
(to average assets)	$214,678	28.90%	$29,748	4.00%	n/a	n/a	$37,185	5.00%

As of December 31, 2020
Total Capital
(to risk-weighted assets)	$212,002	34.30%	$49,512	8.00%	$64,985	10.50%	$61,891	10.00%
Tier 1 Capital
(to risk-weighted assets)	$204,028	33.00%	$37,134	6.00%	$52,607	8.50%	$49,512	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$204,028	33.00%	$27,851	4.50%	$43,323	7.00%	$40,229	6.50%
Tier 1 Capital
(to average assets)	$204,028	32.40%	$25,219	4.00%	n/a	n/a	$31,523	5.00%
`

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

20. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for the three months ended March 31, 2021 and 2020 is presented in the following table:

	Three Months Ended March 31,
	2021	2020
Cash paid during the period for:
Interest	$4,265	$10,237
Taxes	$1,106	$22,975

21. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

As described in Note 1 - " Basis of Presentation,", the following errors in the Company's interim consolidated financial statements as of and for the three months ended March 31, 2020 were identified and corrected as a result of the Electrical Products Misstatements, as well as other immaterial errors:

a.Cash and cash equivalents – As a result of the correction of a prior period balance sheet presentation error, apart from the Electrical Products Misstatements, Cash and cash equivalents decreased by $1,519 as of December 31, 2019.

b.Revenue – The Company corrected certain errors in the application of its revenue recognition policy under U.S. GAAP, which decreased total Revenue by $690 for the three months ended March 31, 2020. These adjustments are primarily for correction of errors separate from the Electrical Products Misstatements.

c.Cost of goods sold – Primarily as a result of the correction of the Electrical Products Misstatements, Cost of goods sold decreased by $231 for the three months ended March 31, 2020. These Electric Products Misstatements were due primarily to irregularities in revenue recognition journal entries, irregularities relating to Accounts payable and improper valuation of inventories.

d.Selling, general and administrative expenses – Primarily as a result of error corrections separate from the Electrical Products Misstatements, Selling, general and administrative expenses decreased by $736 for the three months ended March 31, 2020.

e.Interest expense – As a result of the net impact of the error corrections, Interest expense for the Company's Credit Agreement increased by $312 for the three months ended March 31, 2020 due to the impact of covenant calculations.

f.Income tax provision – As a result of the net impact of the error corrections, Income tax provision increased by $15 for the three months ended March 31, 2020.

g.Net loss on deconsolidation of discontinued operations – The Company corrected errors apart from the Electrical Products Misstatements, which decreased Net loss on deconsolidation of discontinued operations by $879 for the three months ended March 31, 2020 due primarily to recognition of an asset impairment charge.

	Three Months Ended March 31, 2020
	As Previously Reported	Adjustments for Error Corrections

Consolidated Statement of Operations			As Corrected
Revenue:
Diversified Industrial net sales	$262,300	$(690)	$261,610
Energy net revenue	38,602	—	38,602
Financial Services revenue	46,998	—	46,998
Total revenue	347,900	(690)	347,210
Costs and expenses:
Cost of goods sold	221,079	(231)	220,848
Selling, general and administrative expenses	76,664	(736)	75,928
Asset impairment charges	617	—	617
Finance interest expense	3,434	—	3,434
Provision for loan losses	26,137	—	26,137
Interest expense	8,315	312	8,627
Realized and unrealized gains on securities, net	18,002	—	18,002
Other income, net	(967)	—	(967)
Total costs and expenses	353,281	(655)	352,626
Loss before income taxes and equity method investments	(5,381)	(35)	(5,416)
Income tax provision	(3,429)	(15)	(3,444)
Loss of associated companies, net of taxes	34,507	—	34,507
Net loss from continuing operations	(36,459)	(20)	(36,479)
Discontinued operations
(Loss) income from discontinued operations, net of taxes	(2,301)	—	(2,301)
Net loss on deconsolidation of discontinued operations	(22,847)	879	(21,968)
Net (Loss) income from discontinued operations, net of taxes	(25,148)	879	(24,269)
Net (loss) income	(61,607)	859	(60,748)
Net income attributable to noncontrolling interests in consolidated entities (continuing operations)	(130)	—	(130)
Net (loss) income attributable to common unitholders	$(61,737)	$859	$(60,878)
Net (loss) income per common unit - basic and diluted
Net (loss) income from continuing operations	$(1.46)	$—	$(1.46)
Net (loss) income from discontinued operations	(1.01)	0.04	(0.97)
Net (loss) income attributable to common unitholders	$(2.47)	$0.04	$(2.43)
Weighted-average number of common units outstanding - basic	25,020,854	25,020,854	25,020,854
Weighted-average number of common units outstanding - diluted	25,020,854	25,020,854	25,020,854

	Three Months Ended March 31, 2020
	As Previously Reported	Adjustments for Error Corrections

Consolidated Statement of Comprehensive Income (Loss)			As Corrected
Net (loss) income	$(61,607)	$859	$(60,748)
Other comprehensive loss, net of tax:
Currency translation adjustments	(2,936)	—	(2,936)
Changes in pension liabilities and other post-retirement benefit obligations	—	—	—
Other comprehensive loss	(2,936)	—	(2,936)
Comprehensive (loss) income	(64,543)	859	(63,684)
Comprehensive income attributable to noncontrolling interests	(130)		(130)
Comprehensive (loss) income attributable to common unitholders	$(64,673)	$859	$(63,814)

	As Previously Reported	Adjustments for Error Corrections

Consolidated Statement of Changes in Capital			As Corrected
Balance at December 31, 2019	$476,419	$(9,786)	$466,633
Net (loss) income	(61,607)	859	(60,748)
Currency translation adjustments	(2,936)	—	(2,936)
Equity compensation - restricted units	104	—	104
Deconsolidation of API	17,481	—	17,481
Other, net	58	—	58
Balance at March 31, 2020	$429,519	$(8,927)	$420,592

	Three Months Ended March 31, 2020
	As Previously Reported	Adjustments for Error Corrections

Consolidated Statement of Cash Flows			As Corrected
Cash flows from operating activities:
Net income (loss)	$(61,607)	$859	$(60,748)
Loss from discontinued operations	(25,148)	879	(24,269)
Net income from continuing operations	(36,459)	(20)	(36,479)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	26,137	—	26,137
Loss of associated companies, net of taxes	34,507	—	34,507
Realized and unrealized gains on securities, net	18,002	—	18,002
Gain on sale of Edge business	—	—	—
Gain on sale of property, plant & equipment	—	—	—
Derivative gains on economic interests in loans	(2,980)	—	(2,980)
Deferred income taxes	(4,627)	(20)	(4,647)
Depreciation and amortization	16,235	—	16,235
Non-cash lease expense	2,285	—	2,285
Equity-based compensation	206	—	206
Asset impairment charges	617	—	617
Other	47	12	59
Net change in operating assets and liabilities:
Trade and other receivables	(22,247)	691	(21,556)
Inventories	(2,840)	(435)	(3,275)
Prepaid expenses and other assets	3,028	—	3,028
Accounts payable, accrued and other liabilities	(22,122)	(228)	(22,350)
Net increase in loans held for sale	156,257	—	156,257
Net cash provided by operating activities - continuing operations	166,046	—	166,046
Net cash used in operating activities - discontinued operations	(1,391)	—	(1,391)
Net cash provided by (used in) operating activities	164,655	—	164,655
Cash flows from investing activities:
Purchases of investments	(4,925)	—	(4,925)
Proceeds from sales of investments	1,191	—	1,191
Proceeds from maturities of investments	15,739	—	15,739
Loan originations, net of collections	(10,398)	—	(10,398)
Purchases of property, plant and equipment	(6,994)	—	(6,994)
Proceeds from sales of property, plant and equipment	452	—	452
Proceeds from sale of Edge business	—	—	—
Acquisition, net of cash acquired	(3,500)	—	(3,500)
Net cash used in investing activities - continuing operations	(8,435)	—	(8,435)
Net cash used in investing activities - discontinued operations	—	—	—
Net cash used in investing activities	(8,435)	—	(8,435)
Cash flows from financing activities:
Net revolver repayments	230,300	—	230,300
Repayments of term loans	(2,846)	—	(2,846)
Net increase in other borrowings	—	—	—
Redemption of SPLP preferred units	(40,000)	—	(40,000)
Deferred finance charges	(1,474)	—	(1,474)
Net decrease in deposits	(85,826)	—	(85,826)
Net cash used in financing activities - continuing operations	100,154	—	100,154
Net cash used in financing activities - discontinued operations	—	—	—
Net cash used in financing activities	100,154	—	100,154
Net change for the period	256,374	—	256,374
Effect of exchange rate changes on cash and cash equivalents	(19)	—	(19)
Cash, cash equivalents and restricted cash at beginning of period	139,467	(1,519)	137,948
Cash and cash equivalents at end of period, including cash of discontinued operations	$395,822	$(1,519)	$394,303

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, unless the context otherwise requires, the terms "we," "our," "SPLP" and the "Company" refer to Steel Partners Holdings L.P.

The following discussion is intended to assist you in understanding our present business and the results of operations, together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes contained in this Quarterly Report on Form 10-Q, along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. All monetary amounts used in this discussion are in thousands.

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

Forward-looking statements are only predictions based upon the Company’s current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by the statements. In particular, investors should read carefully the factors described in the "Risk Factors" in Part I, Item 1A of the Company's Form 10-K for the year ended December 31, 2020 for information regarding risk factors that could affect the Company's results. Any forward-looking statement made in this Form 10-Q speaks only as of the date hereof, and investors should not rely upon forward-looking statements as predictions of future events. Except as otherwise required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

OVERVIEW

SPLP is a diversified global holding company that owns and operates businesses and has significant interests in various companies, including diversified industrial products, energy, defense, supply chain management and logistics, direct marketing, banking and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy and Financial Services. Each of our companies has its own management team with significant experience in their respective industries.

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

The Energy segment provides drilling and production services to the oil & gas industry and owns a youth sports business. The operations of the sports business are not material to the Company. The profitability of the energy business is highly sensitive to changes in the price of crude oil. Crude oil prices hit historic lows in April 2020 as a result of COVID-19 but have since rebounded. The business had undertaken cost cutting measures, including salary reductions and reductions in workforce, to meet the decline in demand due to the significant drop in crude oil prices during 2020. Any future decline in oil prices will negatively impact this business.

The Financial Services segment consists primarily of the operations of WebBank. WebBank engages in a full range of banking activities, including originating loans, issuing credit cards and taking deposits that are federally insured. WebBank originates and funds consumer and small business loans through lending programs with unaffiliated companies that market and service the programs ("Marketing Partners"), where the Marketing Partners subsequently purchase the loans (or interests in the loans) that are originated by WebBank. WebBank retains a portion of the loans it originates for its Marketing Partners. WebBank also has private-label financing programs that are branded for a specific retailer, manufacturer, dealer channel, proprietary network or bank card program. WebBank participates in syndicated commercial and industrial as well as asset-based credit facilities and asset-based securitizations through relationships with other financial institutions. WebBank has observed and still anticipates significant economic disruption and loan performance deterioration associated with the COVID-19 pandemic. WebBank believes this will have a broad negative impact on the macro-economy and will cause estimated credit losses to materially differ from historical loss experience.

During the three months ended March 31, 2021, WebBank continued issuing loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), primarily with one of its lending partners, authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The loans were funded by the PPP Liquidity Facility and have terms of between two and five years with repayment guaranteed by the SBA. Payments by borrowers up to sixteen months after the note date, and interest will continue to accrue during the 16-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. As of March 31, 2021, the total PPP loans and associated liabilities are $2,458,440 and $2,462,193, respectively, and included in Long-term loans receivable, net and Other borrowings, respectively, in the consolidated balance sheet as of March 31, 2021. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan. The timing of loan forgiveness is uncertain at this time, but borrower forgiveness applications and SBA processing is expected over the next several quarters. As the PPP continues to evolve, changes to the loan terms and exercise of loan forgiveness may materially impact the outstanding loan balances and the effective yields.

Corporate and Other consists of several consolidated subsidiaries, including Steel Services Ltd ("Steel Services"), equity method and other investments, and cash and cash equivalents. Its income or loss includes certain unallocated general corporate expenses. Steel Services has management services agreements with our consolidated subsidiaries and other related companies. Steel Services provides assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. For additional information on these service agreements, see Note 17 - "Related Party Transactions" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Impact of COVID-19

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The spread of the outbreak has caused significant disruptions in the U.S. and global economies and the Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company continues to actively monitor the COVID-19 pandemic and its potential impacts on the Company's employees, customers, suppliers and financial results. During the year ended December 31, 2020, as the COVID-19 pandemic progressed, the Company initiated many cost reducing actions to help mitigate the financial impact of the pandemic. The Company continues to evaluate further or continued actions as circumstances warrant.

The COVID-19 pandemic has adversely affected our consolidated financial results for the first three months of 2021. As the situation surrounding the COVID-19 pandemic remains fluid, it is expected to continue having a negative impact to the Company; however, it is difficult to predict the duration of the pandemic and its continued impact on the Company's business, operations, financial condition and cash flows. There is no certainty that federal, state or local regulations regarding safety measures to address the spread of COVID-19 will not adversely impact the Company's operations. While the Company developed and implemented, and continues to develop and implement, health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of the COVID-19 pandemic to its employees and business, the severity of its impact on the Company's business in the remainder of calendar 2021 and beyond will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and the extent and severity of the impact on the Company's customers and suppliers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity or results of operations is uncertain.

Restatement For Correction of Immaterial Errors in Previously Issued Consolidated Financial Statements

As previously disclosed in the Company’s Form 10-K for the year ended December 31, 2020, during the fourth quarter, in connection with the preparation of the consolidated financial statements for the year ended December 31, 2020, the Company identified errors in its previously filed annual consolidated financial statements and unaudited quarterly consolidated financial statements. The errors were not material to any individual prior quarterly or annual period. The prior period errors are related primarily to a division of the Company's Electrical Products business within the Diversified Industrial segment ("Electrical Products Misstatements") and were primarily the result of: (1) divisional management override of internal controls, (2) improper segregation of duties, including failure to obtain independent review of recorded accounting entries and accounting analyses and (3) inadequate documentation and support for and/or untimely preparation of account reconciliations. The Electrical Products Misstatements resulted in: (1) improper valuation of inventories and trade receivables, including the related allowance for doubtful accounts, (2) improper recognition of revenue on contracts performed over time and (3) accounts payable and associated expenses not recorded accurately or in the appropriate period and (4) other errors.

The Company assessed the materiality of the errors in its historical annual consolidated financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") Topic 1.M, Materiality, codified in Accounting Standards Codification ("ASC") 250, Accounting Changes and Error Corrections, and concluded that the errors were not material to the previously filed annual consolidated financial statements or corresponding unaudited interim periods but would be material in the aggregate if corrected solely in the consolidated financial statements as of and for the year ended December 31, 2020. In accordance with ASC 250 (SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company corrected for these errors by revising previously filed 2019 annual consolidated financial statements, including the impact to beginning Partners' capital, in connection with the filing of its 2020 Annual Report on Form 10-K. The revised annual consolidated financial statements also included adjustments to correct certain other immaterial errors, including errors that had previously been adjusted for and disclosed as out of period corrections in the period identified.

Additionally, in connection with the filing of this Quarterly Report on Form 10-Q, the Company has disclosed the impact of the restatement to the consolidated interim financial statements as of and for the three months ended March 31, 2020 to correct for the errors. The accompanying footnotes have also been corrected to reflect the impact of the revisions of the previously filed 2020 interim consolidated financial statements. Refer to Note 21 - "Restatement of Previously Issued Consolidated Financial Statements" for reconciliations between as reported and as revised quarterly amounts.

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

The following table reconciles net income (loss) from continuing operations to Adjusted EBITDA:

	Three Months Ended March 31,
	2021	2020
Adjusted EBITDA Reconciliation
Net income (loss) from continuing operations	$53,342	$(36,479)
Income tax provision (benefit)	14,594	(3,444)
Income (loss) from continuing operations before income taxes	67,936	(39,923)
Add (Deduct):
(Income) loss of associated companies, net of taxes	(26,121)	34,507
Realized and unrealized losses on securities, net	23,249	18,002
Interest expense	5,466	8,627
Depreciation	10,361	10,953
Amortization	4,768	5,282
Non-cash asset impairment charge	—	617
Non-cash pension expense	(1,500)	552
Non-cash equity-based compensation	363	206
Other items, net	(34,746)	(1,106)
Adjusted EBITDA	$49,776	$37,717

	Three Months Ended March 31,
	2021	2020
Segment Adjusted EBITDA
Diversified Industrial	$24,810	$28,049
Energy	5,248	4,523
Financial Services	20,340	4,174
Corporate and Other	(622)	971
Total	$49,776	$37,717

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
Revenue	$314,493	$347,210
Cost of goods sold	208,685	220,848
Selling, general and administrative expenses	68,800	75,928
Asset impairment charge	—	617
Interest expense	5,466	8,627
Realized and unrealized losses on securities, net	23,249	18,002
All other (income) expense, net	(33,522)	28,604
Total costs and expenses	272,678	352,626
Income (loss) from continuing operations before income taxes and equity method investments	41,815	(5,416)
Income tax provision (benefit)	14,594	(3,444)
(Income) loss of associated companies, net of taxes	(26,121)	34,507
Net income (loss) from continuing operations	$53,342	$(36,479)

Revenue

Revenue for the three months ended March 31, 2021 decreased $32,717, or 9.4%, as compared to the same period last year, due to lower sales volume across all the reportable segments.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2021 decreased $12,163, or 5.5%, as compared to the same period last year, due to decreases in the Diversified Industrial and Energy segments. The decreases in the Diversified Industrial and Energy segments in the three months ended March 31, 2021 were primarily due to the lower sales volume discussed above, and the Company's cost reduction efforts initiated in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2021 decreased $7,128, or 9.4%, as compared to the same period last year. The decrease was primarily due to lower sales volume and cost reduction initiatives from all the segments.

Asset Impairment Charges

No impairment charge was recorded for the three months ended March 31, 2021. During the first quarter of 2020, as a result of COVID-19 related declines in our youth sports business within the Energy segment, intangible assets of $617, primarily customer relationships, were fully impaired.

Interest Expense

Interest expense for the three months ended March 31, 2021 decreased $3,161, or 36.6%, as compared to the same period last year. The decrease for the three months ended March 31, 2021 was primarily due to lower interest rates and lower debt levels, as compared to the same period of 2020.

Realized and Unrealized Losses on Securities, Net

The Company recorded losses of $23,249 for the three months ended March 31, 2021, as compared to losses of $18,002 in the same period of 2020. These losses were primarily due to unrealized losses related to the mark-to-market adjustments on the Company's portfolio of securities in both periods, as well as a realized loss on the sale of securities in the 2020 period.

All Other (Income) Expense, Net

All other income, net totaled $33,522 for the three months ended March 31, 2021, as compared to All other expense, net that totaled $28,604 in the same period of 2020. All other income, net for the three months ended March 31, 2021 is primarily due to: (1) a $19,740 one-time dividend from Aerojet, (2) a pre-tax gain of $8,096 on the sale of OMG’s Edge business and (3) a pre-tax gain of $6,646 on the sale of an idle facility in the Joining Materials business. All other expense, net for the three months ended March 31, 2020 was primarily due to provisions for loan losses.

Income Tax Provision (Benefit)

The Company recorded an income tax provision of $14,594 and a benefit of $3,444 for the three months ended March 31, 2021 and 2020, respectively. As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. Provisions have been made for federal, state, local or foreign income taxes on the results of operations generated by our consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include partnership losses for which no tax benefit is recognized, state taxes, changes in deferred tax valuation allowances and other permanent differences.

(Income) Loss of Associated Companies, Net of Taxes

The Company recorded income from associated companies, net of taxes, of $26,121 for the three months ended March 31, 2021, as compared to a loss, net of tax of $34,507 in the same period of 2020. For the details of each of these investments and the related mark-to-market adjustments, see Note 8 - "Investments" to the Company's consolidated financial statements found elsewhere in this Form 10-Q.

Adjusted EBITDA

Adjusted EBITDA was $49,776 for the three months ended March 31, 2021, as compared to $37,717 for the three months ended March 31, 2020. Adjusted EBITDA increased by $12,059 primarily due to an increase in Financial Services partially offset by a decrease in Diversified Industrial.

Segment Analysis

	Three Months Ended March 31,
	2021	2020
Revenue:
Diversified Industrial net sales	$248,489	$261,610
Energy net revenue	32,086	38,602
Financial Services revenue	33,918	46,998
Total revenue	$314,493	$347,210
Income (loss) from continuing operations before interest expense and income taxes:
Diversified Industrial	$27,704	$15,151
Energy	2,817	202
Financial Services	20,449	4,006
Corporate and other	22,432	(50,655)
Income from continuing operations before interest expense and income taxes	73,402	(31,296)
Interest expense	5,466	8,627
Income tax provision (benefit)	14,594	(3,444)
Net income (loss) from continuing operations	$53,342	$(36,479)
(Income) loss of associated companies, net of taxes:
Corporate and other	$(26,121)	$34,507
Total	$(26,121)	$34,507
Segment depreciation and amortization:
Diversified Industrial	$11,972	$12,267
Energy	2,994	3,756
Financial Services	124	171
Corporate and other	39	41
Total depreciation and amortization	$15,129	$16,235

Diversified Industrial

Net sales for the three months ended March 31, 2021 decreased $13,121, or 5.0%, as compared to the same period of 2020. The decrease was primarily due to lower sales volume from the Electrical Products business and to a lesser extent the Performance Materials business, partially offset by the Joining Materials business.

Segment operating income for the three months ended March 31, 2021 increased $12,553, as compared to the same period of 2020. Higher operating income for the 2021 period was primarily due to a $8,096 pre-tax gain on the sale of OMG’s Edge business and a $6,646 pre-tax gain on the sale of an idle facility in the Joining Materials business, partially offset by the impact of lower sales volume.

Segment adjusted EBITDA for the three months ended March 31, 2021 was $3,239 lower, as compared to the same period in 2020, primarily due to lower sale volume.

Energy

Net revenue for the three months ended March 31, 2021 decreased $6,516, or 16.9%, as compared to the same period of 2020. The decrease in net revenue was primarily due to the lower demand from the energy sector due to the impact of the COVID-19 pandemic.

Segment operating results for the three months ended March 31, 2021 increased $2,615, as compared to the same period of 2020, primarily due to the continuing impact from cost reducing actions initiated during 2020, partially offset by lower sales volume.

Segment Adjusted EBITDA for the three months ended March 31, 2021 increased $725, as compared to the same period of 2020. The increase was primarily driven by cost reduction actions initiated during 2020, partially offset by lower sales volume impact.

Financial Services

Revenue for the three months ended March 31, 2021 decreased $13,080, or 27.8%, as compared to the same period of 2020. The decrease was primarily due to decreases in interest income and fees due to lower origination volume, as compared to the same period of 2020.

Segment operating results for the three months ended March 31, 2021 increased $16,443, as compared to the same period of 2020. The increase was primarily due to the benefit from a lower provision for loan losses of $26,852 and decrease in finance interest expense of $1,202, partially offset by lower revenue for the three months ended March 31, 2021, as compared to the same period of 2020. The lower provision for loan losses was due to the reversal of certain COVID-19 related qualitative and environmental factor reserves due to better than expected loan performance and higher than expected loan paydowns. The lower finance interest expense was due to a decrease in deposit balances and interest rates.

Segment Adjusted EBITDA for the three months ended March 31, 2021 increased $16,166, as compared to the same period of 2020, primarily due to the benefit from lower provision for loan losses and lower interest expense, partially offset by lower revenue.

Corporate and Other

Operating income was $22,432 for the three months ended March 31, 2021 as compared to a loss of $50,655 for the three months ended March 31, 2020. The fluctuations were primarily due to changes in investment gains and losses from both marketable securities and associated companies.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows from continuing operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$7,229	$166,046
Net cash used in investing activities	(353,960)	(8,435)
Net cash provided by financing activities	411,795	100,154
Net change for the period	$65,064	$257,765

Cash Flows from Operating Activities

Net cash provided by operating activities of continuing operations for the three months ended March 31, 2021 was $7,229. Net income from continuing operations of $53,342 plus adjustments for certain non-cash items were offset by net cash usage of $55,293 relating to changes in operating assets and liabilities. The net cash used by changes in operating assets and liabilities was primarily due to an increase of $24,633 in trade and other receivables, an increase in inventories of $16,246, a decrease in accounts payable, accrued and other liabilities of $12,343, an increase in loans held for sale of $3,145, partially offset by a decrease in prepaid expenses and other assets of $1,074.

Net cash provided by operating activities of continuing operations for the three months ended March 31, 2020 was $166,046. Net loss from continuing operations of $36,479 was offset by certain non-cash items and a net cash generation of $112,104 relating to changes in operating assets and liabilities. The net cash generated by changes in operating assets and liabilities was primarily due to a decrease of $156,257 in loans held for sale due to the timing of loan originations, which can vary significantly from period-to-period since these loans are typically sold after origination and a decrease in prepaid expenses and other assets of $3,028, partially offset by a decrease in in accounts payable, accrued and other liabilities of $22,350, an increase in trade and other receivables of $21,556, and an increase in inventories of $3,275. Net cash used in discontinued operations was $1,391 for the three months ended March 31, 2020.

Cash Flows from Investing Activities

Net cash used in investing activities of continuing operations for the three months ended March 31, 2021 was $353,960. Significant items included an increase in loan originations, net of collections of $397,129, purchases of property, plant and equipment of $4,901, partially offset by proceeds from net sales of investments of $25,091, proceeds from the sale of the OMG Edge business for $16,000 and from the sale of property, plant and equipment of $6,979.

Net cash used in investing activities of continuing operations for the three months ended March 31, 2020 was $8,435. Significant items included an increase in loan originations, net of collections, of $10,398, purchases of property, plant and equipment of $6,994, and net cash paid for the Metallon, Inc. acquisition of $3,500, partially offset by proceeds from net sales of investments of $12,005 and from sales of property, plant and equipment of $452.

Cash Flows from Financing Activities

Net cash provided by financing activities of continuing operations for the three months ended March 31, 2021 was $411,795. Significant items included other borrowings driven by the PPP loan borrowings of $613,960, an increase in deposits of $77,524, partially offset by the PPP loan repayments of $237,749, net revolver payments of $36,994, term loan repayments of $2,538, as well as distribution to preferred unitholders of $2,408.

Net cash provided by financing activities for the three months ended March 31, 2020 was $100,154. Significant items included net revolver borrowings of $230,300, partially offset by payments to redeem SPLP preferred units of $40,000, term loan repayments of $2,846 and a net decrease in deposits of $85,826.

LIQUIDITY AND CAPITAL RESOURCES

SPLP (excluding its operating subsidiaries, "Holding Company") is a diversified global holding company with assets that principally consist of the stock of its direct subsidiaries, equity method and other investments, and cash and cash equivalents. The Company works with its businesses to enhance the liquidity and operations of its businesses and increase long-

term value for its unitholders and stakeholders through balance sheet improvements, capital allocation policies, and operational and growth initiatives.

The Company's senior credit facility ("Credit Agreement") consists of a revolving credit facility in an aggregate principal amount not to exceed $500,000 and a $180,000 term loan with quarterly amortization of $2,500. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, each as defined in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial covenants as of March 31, 2021. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire on November 14, 2022, and all outstanding amounts will be due and payable.

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

As of March 31, 2021, the Company's working capital was $334,844, as compared to working capital of $286,302 as of December 31, 2020. The Company's total availability under the Credit Agreement was approximately $355,653 as of March 31, 2021. During the three-month period ended March 31, 2021, capital expenditures were $4,901, as compared to $6,994 for the same period of 2020. The Company currently expects full year capital expenditures in the range of $34,000 to $44,000 in 2021, as compared to $23,226 in 2020. The Company and its subsidiaries have ongoing commitments, which include funding of the minimum requirements of its subsidiaries' pension plans. During the three months ended March 31, 2021, the Company contributed $36,500 to its pension plans, which includes 2020 contributions of $27,400 that were deferred until January 4, 2021 under the CARES Act. The Company currently estimates it will contribute an additional amount between $5,200 to $10,200 to its pension plans during 2021. The total amount of pension contributions to be made by the Company during 2021 is dependent on the Company's election of various implementation options provided to it by the American Rescue Plan Act of 2021, which was signed into law by President Biden in March 2021. Required future pension contributions are estimated based upon assumptions such discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $181,510 and $117,553 in cash and cash equivalents, time deposits placed at other institutions and federal funds sold as of March 31, 2021 and December 31, 2020, respectively. WebBank had $40,000 in lines of credit from its correspondent banks as of both March 31, 2021 and December 31, 2020. WebBank had $60,062 and $30,590 available from the Federal Reserve discount window as of March 31, 2021 and December 31, 2020, respectively. Therefore, WebBank had a total of $281,572 and $188,143 in cash, lines of credit and access to the Federal Reserve Bank discount window as of March 31, 2021 and December 31, 2020, respectively, which represents approximately 40.3% and 29.4%, respectively, of WebBank's total assets, excluding PPP loans.

OTHER

Critical Accounting Policies Update

The Company's consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts reported in the financial statements. The critical accounting policies and estimates that we believe are most critical to the portrayal of our financial condition and results of operations are reported in the "Critical Accounting Policies" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

As of March 31, 2021, the Company reviewed its goodwill, other intangible assets and long-lived assets for indicators of impairment as a result of the impact of the COVID-19 pandemic. The Company reviewed its previous forecasts and assumptions based on its current projections, which are subject to various risks and uncertainties, including forecasted revenues, expenses and cash flows, the duration and extent of the impact to our businesses from the COVID-19 pandemic and the Company's market capitalization. In connection with the Company's 2020 annual fourth quarter goodwill impairment testing and as a result of declines in customer demand in the Performance Materials reporting unit, which is included in the Diversified Industrial segment, the Company determined its fair value was less than its carrying value. The Company partially impaired the Performance Materials reporting units' goodwill and recorded a $1,100 charge in Goodwill impairment charges in the consolidated statement of operations for the year ended December 31, 2020. While the Company did not identify further indicators of impairment for Performance Materials as of March 31, 2021, it may be at risk of further impairment in the future if the business does not perform as projected, including if it does not recover as planned from the COVID-19 pandemic, or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital. As of March 31, 2021, the Performance Materials' reporting unit had $6,808 of goodwill.

As of March 31, 2021, the Company believes there were indicators of impairment for the Electrical Products reporting unit due to downward revisions to financial projections as a result of changes in anticipated customer demand as well incremental costs to enhance the business' control environment. As a result, the Company performed an interim impairment test of Electrical Products’ goodwill and other long-lived assets as of March 31, 2021 and the Company determined goodwill and other long-lived assets were not impaired. The fair value of the Electrical Products reporting unit was 6% higher than its carrying value as of March 31, 2021. The fair value was calculated using a discounted cash flow model (a form of the income approach) using the Company's current projections, which are subject to various risks and uncertainties associated with its forecasted revenue, expenses and cash flows, as well as the duration and expected impact on its business from the COVID-19 pandemic. The Company's significant assumptions in the analysis include, but are not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate and the tax rate. The Company's estimates of future cash flows are based on current economic climates, recent operating results and planned business strategies. These estimates could be negatively affected by changes in regulations, further economic downturns, decreased customer demand for Electrical Products' services, or an inability to execute management’s business strategies. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met, the Company may have to record impairment charges in future periods. As of March 31, 2021, the Electrical Products' reporting unit had goodwill of $46,445.

There were no other material changes to our critical accounting policies during the three months ended March 31, 2021, as compared to those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk, as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2021 due to material weaknesses in internal control over financial reporting described in management’s report on internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2020.

Notwithstanding the identified material weaknesses, management, including our Principal Executive Officer and Principal Financial Officer has determined, based on the procedures we have performed, that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows as of March 31, 2021 and for the periods presented in accordance with U.S. GAAP.

As discussed in Note 21 – "Restatement of Previously Issued Consolidated Financial Statements," during the Company's 2020 year-end close process, management identified certain immaterial errors in the financial statements of a division within our Electrical Products business that were consolidated into previously filed financial statements. The prior period errors are related primarily to this division of the Company's Electrical Products business within the Diversified Industrial segment that represented approximately 10% and 11% of the Company's revenue in 2019 and 2020, respectively, and are primarily related to inventories, revenue recognition and trade receivables, and accounts payable. Management has revised prior period financial information from January 1, 2019 to September 30, 2020 ("Revision Period") to correct for the errors identified related to this business and other immaterial errors impacting prior years that were not previously recorded. The errors identified resulted from several control deficiencies that were in existence during the Revision Period and as of December 31, 2020, as follows:

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

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

    Management, under the oversight of the Audit Committee, continues to enhance its internal control over financial reporting and to take steps to remediate the material weaknesses identified during the year ended December 31, 2020 primarily due to errors in the financial statements of a division within our Electrical Products business within the Diversified Industrial segment. Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2021. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. During the three months ended March 31, 2021, the Company hired a new president and new chief financial officer for the Electrical Products business. The Company has also begun a Company-wide training initiative focused on internal controls, accounting and financial reporting considerations and other matters for its businesses. Management's current ongoing plans include the following:

•Hiring new finance team members with the appropriate experience, certifications, education and training for key financial reporting and accounting positions. Management believes that the addition of skilled personnel will help to facilitate adherence to policies, procedures and controls to strengthen our control environment;
•Implementing controls to formalize roles and review responsibilities to align with the skills and experience of personnel, and implement formal controls over segregation of duties;
•Updating our (i) existing accounting policies to eliminate subjective judgments where possible and (ii) internal control framework to promote consistency across the organization to support compliance with U.S. GAAP and regulatory requirements;
•Improve the design of our existing monitoring and oversight control activities at the corporate and divisional level, including additional layers of examination to ensure appropriate review procedures over journal entries and account reconciliations have taken place and have been documented appropriately; and
•Providing additional training to employees throughout the Company of (i) the Company's ethics and integrity policies included in the Code of Business Conduct and (ii) the whistleblower program. Management plans to enhance compliance practices, including the update and distribution of our Code of Business Conduct, whistleblower and ethics policies, which will continue to require annual certification by all employees.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as disclosed in Part I, Item 1A, Risk Factors in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

The Board of Directors of Steel Partners Holdings GP Inc. ("Board of SPH GP"), the general partner of SPLP, has approved the repurchase of up to an aggregate of 5,500,000 of the Company's common units ("Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. As of March 31, 2021, there were approximately 1,142,052 units that may yet be purchased under the Repurchase Program. In April 2021, the Company repurchased 661,053 common units for $10,141. On May 12, 2021, the Board of SPH GP, approved an increase of 1,019,001 units to the Repurchase Program which increased the remaining units available for purchase to 1,500,000 common units.

Item 6. Exhibits

Exhibit No.	Description

Exhibit 10.1
Separation and General Release Agreement, dated April 17, 2021, between Steel Services Ltd. and Douglas B. Woodworth (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed April 19, 2021).

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

Dated:	May 14, 2021	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.,
Its General Partner

		By:	/s/ Jason Wong
Jason Wong
Chief Financial Officer and Authorized Signatory
(Principal Financial and Principal Accounting Officer)