Form 10-Q
period 2021-06-30
STEEL PARTNERS HOLDINGS L.P.
filed 2021-08-05
CIK 1452857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

The number of common units outstanding as of August 2, 2021 was 21,565,772.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(unaudited)
(in thousands, except common units)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$224,324	$135,788
Marketable securities	—	106
Trade and other receivables - net of allowance for doubtful accounts of $3,321 and $3,368, respectively	203,500	164,106
Receivables from related parties	3,122	2,073
Loans receivable, including loans held for sale of $141,092 and $88,171, respectively, net	410,255	306,091
Inventories, net	157,935	137,086
Prepaid expenses and other current assets	51,298	58,053
Total current assets	1,050,434	803,303
Long-term loans receivable, net	1,947,423	2,183,017
Goodwill	148,032	150,852
Other intangible assets, net	128,860	138,581
Deferred tax assets	19,758	66,553
Other non-current assets	44,779	42,068
Property, plant and equipment, net	220,306	228,992
Operating lease right-of-use assets	27,016	29,715
Long-term investments	281,633	291,297
Total Assets	$3,868,241	$3,934,378
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$130,496	$100,759
Accrued liabilities	67,012	69,967
Deposits	270,548	285,393
Payables to related parties	1,183	4,080
Short-term debt	523	397
Current portion of long-term debt	10,269	10,361
Other current liabilities	52,919	46,044
Total current liabilities	532,950	517,001
Long-term deposits	140,404	70,266
Long-term debt	281,871	323,392
Other borrowings	1,969,687	2,090,223
Preferred unit liability	148,221	146,892
Accrued pension liabilities	143,915	183,462
Deferred tax liabilities	2,176	2,169
Long-term operating lease liabilities	19,209	21,845
Other non-current liabilities	37,179	39,906
Total Liabilities	3,275,612	3,395,156
Commitments and Contingencies
Capital:
Partners' capital common units: 21,561,800 and 22,920,804 issued and outstanding (after deducting 16,268,123 and 14,916,635 units held in treasury, at cost of $247,857 and $219,245), respectively	759,605	707,309
Accumulated other comprehensive loss	(172,252)	(172,649)
Total Partners' Capital	587,353	534,660
Noncontrolling interests in consolidated entities	5,276	4,562
Total Capital	592,629	539,222
Total Liabilities and Capital	$3,868,241	$3,934,378
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Diversified Industrial net sales	$305,759	$251,108	$554,248	$512,718
Energy net revenue	41,768	14,302	73,854	52,904
Financial Services revenue	38,906	28,963	72,824	75,961
Total revenue	386,433	294,373	700,926	641,583
Costs and expenses:
Cost of goods sold	250,597	196,224	459,282	417,072
Selling, general and administrative expenses	74,588	72,139	143,388	148,067
Asset impairment charges	—	—	—	617
Finance interest expense	2,627	3,475	4,859	6,909
(Benefit from) provision for loan losses	(1,567)	14,253	(2,282)	40,390
Interest expense	5,504	7,722	10,970	16,349
Realized and unrealized (gains) losses on securities, net	(4,470)	8,482	18,779	26,484
Other income, net	(854)	(2,000)	(35,893)	(2,967)
Total costs and expenses	326,425	300,295	599,103	652,921
Income (loss) from continuing operations before income taxes and equity method investments	60,008	(5,922)	101,823	(11,338)
Income tax provision (benefit)	35,413	(1,046)	50,007	(4,490)
(Income) loss of associated companies, net of taxes	(2,840)	(4,893)	(28,961)	29,614
Net income (loss) from continuing operations	27,435	17	80,777	(36,462)
Discontinued operations (see Note 3)
Gain (loss) from discontinued operations, net of taxes	128	(280)	128	(2,581)
Net loss on deconsolidation of discontinued operations	—	(980)	—	(22,948)
Net gain (loss) from discontinued operations, net of taxes	128	(1,260)	128	(25,529)
Net income (loss)	27,563	(1,243)	80,905	(61,991)
Net income attributable to noncontrolling interests in consolidated entities (continuing operations)	(323)	(191)	(714)	(321)
Net income (loss) attributable to common unitholders	$27,240	$(1,434)	$80,191	$(62,312)
Net income (loss) per common unit - basic
Net income (loss) from continuing operations	$1.24	$(0.01)	$3.60	$(1.48)
Net income (loss) from discontinued operations	0.01	(0.05)	0.01	(1.03)
Net income (loss) attributable to common unitholders	$1.25	$(0.06)	$3.61	$(2.51)
Net income (loss) per common unit - diluted
Net income (loss) from continuing operations	$1.02	$(0.01)	$2.67	$(1.48)
Net income (loss) from discontinued operations	0.01	(0.05)	0.01	(1.03)
Net income (loss) attributable to common unitholders	$1.03	$(0.06)	$2.68	$(2.51)
Weighted-average number of common units outstanding - basic	21,829,714	24,958,026	22,222,557	24,989,440
Weighted-average number of common units outstanding - diluted	29,561,237	24,958,026	32,243,510	24,989,440

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$27,563	$(1,243)	$80,905	$(61,991)
Other comprehensive loss, net of taxes:
Currency translation adjustments	614	1,373	397	(1,563)
Other comprehensive income (loss)	614	1,373	397	(1,563)
Comprehensive income (loss)	28,177	130	81,302	(63,554)
Comprehensive income attributable to noncontrolling interests	(323)	(191)	(714)	(321)
Comprehensive income (loss) attributable to common unitholders	$27,854	$(61)	$80,588	$(63,875)
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2020	37,837,439	(14,916,635)	$(219,245)	$707,309	$(172,649)	$534,660	$4,562	$539,222
Net income	—	—	—	52,951	—	52,951	391	53,342
Currency translation adjustments	—	—	—	—	(217)	(217)	—	(217)
Equity compensation - restricted units	28,588	—	—	363	—	363	—	363
Balance as of March 31, 2021	37,866,027	(14,916,635)	(219,245)	760,623	(172,866)	587,757	4,953	592,710
Net income	—	—	—	27,240	—	27,240	323	27,563
Currency translation adjustments	—	—	—	—	614	614	—	614
Equity compensation - restricted units	(36,104)	—	—	354	—	354	—	354
Purchases of SPLP common units	—	(1,351,488)	(28,612)	(28,612)	—	(28,612)	—	(28,612)
Balance as of June 30, 2021	37,829,923	(16,268,123)	$(247,857)	$759,605	$(172,252)	$587,353	$5,276	$592,629

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2019	37,670,992	(12,647,864)	$(198,781)	$654,249	$(191,422)	$462,827	$3,806	$466,633
Net (loss) income	—	—	—	(60,878)	—	(60,878)	130	(60,748)
Currency translation adjustments	—	—	—	—	(2,936)	(2,936)	—	(2,936)
Equity compensation - restricted units	(9,854)	—	—	104	—	104	—	104
Deconsolidation of API (see Note 3)	—	—	—	—	17,481	17,481	—	17,481
Other, net	—	—	—	(2)	—	(2)	60	58
Balance as of March 31, 2020	37,661,138	(12,647,864)	(198,781)	593,473	(176,877)	416,596	3,996	420,592
Net (loss) income	—	—	—	(1,434)	—	(1,434)	191	(1,243)
Currency translation adjustments	—	—	—	—	1,373	1,373	—	1,373
Equity compensation - restricted units	(84,021)	—	—	49	—	49	—	49
Other, net	—	—	—	(3)	—	(3)	28	25
Balance as of June 30, 2020	37,577,117	(12,647,864)	$(198,781)	$592,085	$(175,504)	$416,581	$4,215	$420,796

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$80,905	$(61,991)
Gain (loss) from discontinued operations	128	(25,529)
Net income (loss) from continuing operations	80,777	(36,462)
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
(Benefit from) provision for loan losses	(2,282)	40,390
(Income) loss of associated companies, net of taxes	(28,961)	29,614
Realized and unrealized losses on securities, net	18,779	26,484
Gain on sale of Edge business	(8,096)	—
Gain on sale of property, plant and equipment	(6,646)	—
Derivative gains on economic interests in loans	(2,605)	(2,660)
Deferred income taxes	42,598	(6,816)
Depreciation and amortization	30,199	32,480
Non-cash lease expense	5,269	4,743
Equity-based compensation	717	256
Asset impairment charges	—	617
Other	1,482	2,425
Net change in operating assets and liabilities:
Trade and other receivables	(42,642)	9,708
Inventories	(22,484)	5,746
Prepaid expenses and other assets	8,890	1,746
Accounts payable, accrued and other liabilities	(7,077)	(2,014)
Net (increase) decrease in loans held for sale	(52,921)	153,635
Net cash provided by operating activities - continuing operations	14,997	259,892
Net cash provided by (used in) operating activities - discontinued operations	128	(1,671)
Total cash provided by operating activities	15,125	258,221
Cash flows from investing activities:
Purchases of investments	(9,018)	(6,363)
Proceeds from sales of investments	24,217	2,327
Proceeds from maturities of investments	4,235	27,206
Loan originations, net of collections	186,633	(2,023,616)
Purchases of property, plant and equipment	(13,925)	(11,035)
Proceeds from sale of property, plant and equipment	6,979	3,067
Proceeds from sale of Edge business	16,000	—
Acquisition, net of cash acquired	—	(3,500)
Net cash provided by (used in) investing activities - continuing operations	215,121	(2,011,914)
Net cash provided by (used in) investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	215,121	(2,011,914)
Cash flows from financing activities:
Net revolver (repayments) borrowings	(36,374)	33,654
Repayments of term loans	(5,113)	(6,477)
Purchases of the Company's common units	(28,612)	—
Repayments of other borrowings	(1,174,657)	—
Proceeds from other borrowings	1,053,980	2,032,236
Distribution to preferred unitholders	(4,817)	(40,000)
Deferred finance charges	—	(1,474)
Net increase (decrease) in deposits	55,293	(296,714)
Net cash (used in) provided by financing activities - continuing operations	(140,300)	1,721,225
Net cash used in financing activities - discontinued operations	—	—
Net cash (used in) provided by financing activities	(140,300)	1,721,225
Net change for the period	89,946	(32,468)
Effect of exchange rate changes on cash and cash equivalents	(1,410)	84
Cash, cash equivalents and restricted cash at beginning of period	135,788	137,948
Cash, cash equivalents and restricted cash at end of period	$224,324	$105,564
See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All dollar amounts used in the Notes to Consolidated Financial Statements are in thousands, except per common and preferred unit, per share and per ounce data, or otherwise as noted.

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

Impact of COVID-19

The ongoing COVID-19 pandemic is a continuously evolving situation around the world and has negatively impacted and could continue to negatively impact the global economy. While the negative effects from the COVID-19 pandemic in the first half of 2020 were material to the Company's operating results, the Company experienced sales growth during the second half of 2020 and first half of 2021. The Company’s operating results will be subject to fluctuations based upon general economic conditions and the extent to which COVID-19 may impact its business will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration and severity of the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and the extent and severity of the impact on the Company's customers and suppliers. The Company continues to actively monitor the COVID-19 pandemic and its potential impacts on the Company's employees, customers, suppliers and financial results. During the year ended December 31, 2020, as the COVID-19 pandemic progressed, the Company initiated many cost reducing actions to help mitigate the financial impact of the pandemic. The Company continues to evaluate further or continued actions as circumstances warrant.

Basis of Presentation

The accompanying unaudited consolidated financial statements as of June 30, 2021 and for the three and six-month periods ended June 30, 2021 and 2020, which have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods, include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected herein. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2020, from which the consolidated balance sheet as of December 31, 2020 has been derived.

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

Additionally, in connection with the filing of this Quarterly Report on Form 10-Q, the Company has disclosed the impact of the restatement to the consolidated interim financial statements as of and for the three and six months ended June 30, 2020, to correct for the errors. The accompanying footnotes have also been corrected to reflect the impact of the revisions of the previously filed 2020 interim consolidated financial statements. Refer to Note 21 - "Restatement of Previously Issued Consolidated Financial Statements" for reconciliations between as reported and as revised quarterly amounts.

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

The following table presents the Company's revenues disaggregated by geography for the three and six months ended June 30, 2021 and 2020. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$360,126	$273,454	$655,994	$601,053
Foreign	26,307	20,919	44,932	40,530
Total revenue	$386,433	$294,373	$700,926	$641,583

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections result in billed trade receivables, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheets. As of June 30, 2021 and December 31, 2020, the contract asset balance was $11,929 and $17,119, respectively.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts that are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheets, based on the timing of when the Company expects to recognize revenue.

Contract Liabilities
Balance at December 31, 2020	$7,707
Deferral of revenue	7,807
Recognition of unearned revenue	(8,136)
Balance at June 30, 2021	$7,378

Balance at December 31, 2019	$6,820
Deferral of revenue	7,579
Recognition of unearned revenue	(6,431)
Balance at June 30, 2020	$7,968

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

The components of Net gain (loss) from discontinued operations, net of taxes in the accompanying consolidated statements of operations are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gain (loss) from operations of discontinued operation	$128	$(280)	$128	$(2,581)
Gain upon initial deconsolidation of API	—	—	—	30,516
Loss from guarantee liability	—	(980)	—	(53,464)
Net gain (loss) from discontinued operations, net of taxes	$128	$(1,260)	$128	$(25,529)

All amounts associated with API have been removed from the Company's financial statements and footnotes, and reported in discontinued operations as described herein.

The following represents the detail of Gain (loss) from discontinued operations, net of taxes in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$6,388
Costs and expenses:
Cost of goods sold	—	—	—	6,085
Selling, general and administrative expenses	(128)	280	(128)	2,499
Other expenses, net	—	—	—	385
Total costs and expenses	(128)	280	(128)	8,969
Gain (loss) before income taxes	128	(280)	128	(2,581)
Income tax benefit	—	—	—	—
Gain (loss) from discontinued operations, net of taxes	$128	$(280)	$128	$(2,581)

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

5. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classifications of Loans receivable, including loans held for sale, held by WebBank as of June 30, 2021 and December 31, 2020 are as follows:

	Total				Current		Non-current
	June 30, 2021	%	December 31, 2020	%	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Loans held for sale	$141,092		$88,171		$141,092	$88,171	$—	$—

Commercial real estate loans	$775	—%	$672	—%	—	—	775	672
Commercial and industrial	2,112,991	95%	2,279,672	94%	202,519	221,469	1,910,472	2,058,203
Consumer loans	118,201	5%	147,652	6%	82,024	23,510	36,176	124,142
Total loans	2,231,967	100%	2,427,996	100%	284,543	244,979	1,947,423	2,183,017
Less:
Allowance for loan losses	(15,380)		(27,059)		(15,380)	(27,059)	—	—
Total loans receivable, net	$2,216,587		$2,400,937		269,163	217,920	1,947,423	2,183,017
Loans receivable, including loans held for sale (a)					$410,255	$306,091	$1,947,423	$2,183,017
(a)    The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, was $2,359,540 and $2,498,218 as of June 30, 2021 and December 31, 2020, respectively.

Loans with a carrying value of approximately $68,410 and $23,248 were pledged as collateral for potential borrowings as of June 30, 2021 and December 31, 2020, respectively. WebBank serviced $2,813 and $2,828 in loans for others as of June 30, 2021 and December 31, 2020, respectively.

WebBank sold loans classified as loans held for sale of $4,513,036 and $6,919,881 during the six months ended June 30, 2021 and 2020, respectively. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of consumer and small business loans. Amounts added to loans held for sale during the same periods were $4,572,063 and $6,768,053, respectively. The reduction in activity for loans held for sale as of June 30, 2021 reflects the impact of reduced lending by WebBank's partners due to the economic impact of the COVID-19 pandemic. Such factors include lower sales volumes at WebBank's partners as well as tightening their credit policies. This in turn has reduced the volume of loans being initiated by, and then sold by, WebBank.

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
•Value of underlying collateral

Changes in the level of the ALLL reflect changes in these factors. The magnitude of the impact of each of these factors on the qualitative assessment of the ALLL changes from quarter to quarter according to the extent these factors are already reflected in historic loss rates and according to the extent these factors diverge from one another. Also considered is the uncertainty inherent in the estimation process when evaluating the ALLL. WebBank's ALLL decreased $4,604, or 23%, during the three months ended June 30, 2021 and decreased $11,679 or 43% during the six months ended June 30, 2021. This decrease was driven by lower than expected COVID-19 related losses and higher paydowns, which allowed WebBank to release a portion of the allowance for COVID-19 related qualitative and environmental factors. WebBank continues to monitor the impact of the COVID-19 pandemic on its loan portfolio and anticipates potential future economic disruption associated with the pandemic. WebBank believes there remains a potential for broad negative impact on the macro-economy that may cause estimated credit losses to materially differ from historical loss experience.

Changes in the ALLL are summarized as follows:

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2020	$22	$9,293	$17,744	$27,059
Charge-offs	—	(3,607)	(3,669)	(7,276)
Recoveries	6	514	396	916
(Benefit) Provision	(6)	1,038	(1,747)	(715)
March 31, 2021	22	7,238	12,724	19,984
Charge-offs	—	(1,821)	(2,470)	(4,291)
Recoveries	6	885	363	1,254
(Benefit) Provision	(6)	808	(2,369)	(1,567)
June 30, 2021	$22	$7,110	$8,248	$15,380

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2019	$24	$10,920	$25,738	$36,682
Charge-offs	—	(3,898)	(7,301)	(11,199)
Recoveries	1	149	653	803
(Benefit) Provision	(2)	11,945	14,194	26,137
March 31, 2020	23	19,116	33,284	52,423
Charge-offs	—	(2,315)	(6,153)	(8,468)
Recoveries	10	170	572	752
(Benefit) Provision	(12)	4,940	9,325	14,253
June 30, 2020	$21	$21,911	$37,028	$58,960

The ALLL and outstanding loan balances according to the Company's impairment method are summarized as follows:

June 30, 2021	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$10	$163	$—	$173
Collectively evaluated for impairment	12	6,947	8,248	15,207
Total	$22	$7,110	$8,248	$15,380
Outstanding loan balances:
Individually evaluated for impairment	$10	$2,555	$—	$2,565
Collectively evaluated for impairment	765	2,110,436	118,201	2,229,402
Total	$775	$2,112,991	$118,201	$2,231,967

December 31, 2020	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$10	$129	$—	$139
Collectively evaluated for impairment	12	9,164	17,744	26,920
Total	$22	$9,293	$17,744	$27,059
Outstanding loan balances:
Individually evaluated for impairment	$10	$1,283	$—	$1,293
Collectively evaluated for impairment	662	2,278,389	147,652	2,426,703
Total	$672	$2,279,672	$147,652	$2,427,996

Nonaccrual and Past Due Loans

Commercial and industrial loans past due for 90 days or more while still accruing interest were $3,316 and $7,369 at June 30, 2021 and December 31, 2020, respectively. Consumer loans past due 90 days or more and still accruing interest were $523 and $1,332 at June 30, 2021 and December 31, 2020, respectively. The Company did not have any nonaccrual loans at June 30, 2021 or December 31, 2020.

Past due loans (accruing and nonaccruing) are summarized as follows:

June 30, 2021	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$775	$—	$—	$—	$775	$—	$—
Commercial and industrial	2,105,395	4,280	3,316	7,596	2,112,991	3,316	—
Consumer loans	115,963	1,715	523	2,238	118,201	523	—
Total loans	$2,222,133	$5,995	$3,839	$9,834	$2,231,967	$3,839	$—

December 31, 2020	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$672	$—	$—	$—	$672	$—	$—
Commercial and industrial	2,265,150	7,153	7,369	14,522	2,279,672	7,369	—
Consumer loans	142,418	3,902	1,332	5,234	147,652	1,332	—
Total loans	$2,408,240	$11,055	$8,701	$19,756	$2,427,996	$8,701	$—
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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

June 30, 2021	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$765	$—	$10	$—	$775
Commercial and industrial	211,040	1,895,588	3,808	2,555	—	2,112,991
Consumer loans	118,201	—	—	—	—	118,201
Total loans	$329,241	$1,896,353	$3,808	$2,565	$—	$2,231,967

December 31, 2020	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$662	$—	$10	$—	$672
Commercial and industrial	194,338	2,080,623	3,428	1,283	—	2,279,672
Consumer loans	147,652	—	—	—	—	147,652
Total loans	$341,990	$2,081,285	$3,428	$1,293	$—	$2,427,996

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. When loans are impaired, an estimate of the amount of the balance that is impaired is made. A specific reserve is assigned to the loan based on the estimated present value of the loan's future cash flows discounted at the loan's effective interest rate, the observable market price of the loan or the fair value of the loan's underlying collateral less the cost to sell. When the impairment is based on the fair value of the loan's underlying collateral, the portion of the balance that is impaired is charged off, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, in accordance with the contractual loan agreement. WebBank recognized $68 and $77 on impaired loans for the six months ended June 30, 2021 and 2020, respectively. Payments received on impaired loans that are nonaccruing are not recognized in interest income, but are applied as a reduction of the principal outstanding. Payments are recognized when cash is received. Information on impaired loans is summarized as follows:

		Recorded Investment
June 30, 2021	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$10	$—	$10	$10	$10	$11
Commercial and industrial	2,555	—	2,555	2,555	163	1,726
Total loans	$2,565	$—	$2,565	$2,565	$173	$1,737

		Recorded Investment
December 31, 2020	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$10	$—	$10	$10	$10	$11
Commercial and industrial	1,283	—	1,283	1,283	129	2,319
Total loans	$1,293	$—	$1,293	$1,293	$139	$2,330

During the six months ended June 30, 2021, WebBank continued issuing loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), primarily with one of its lending partners, authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The loans were funded by the PPP Liquidity Facility, have terms of between two and five years, and their repayment is guaranteed by the SBA. Payments by borrowers on the loans can begin up to 16 months after the note date, and interest will continue to accrue during the 16-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. The PPP loans are included in Commercial and industrial loans in the table above. As of June 30, 2021, the total PPP loans and associated liabilities were $1,839,821 and $1,965,305, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of June 30, 2021. As of December 31, 2020, the total PPP loans and associated liabilities were $2,047,769 and $2,090,223, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of December 31, 2020. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan. The timing of loan forgiveness is uncertain at this time, but borrower forgiveness applications and SBA processing is expected over the next several quarters. As the PPP continues to evolve, changes to the loan terms and exercise of loan forgiveness may materially impact the outstanding loan balances and the effective yield.

The Company is offering loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with the interagency statement issued by the federal banking agencies provides that loan modifications made in response to COVID-19 do not need to be accounted for as a troubled debt restructuring ("TDR"). Accordingly, the Company does not account for such loan modifications as TDRs. The Company's loan modifications allow for payment deferrals, payment reduction, and settlements amongst others. As of June 30, 2021, the Company had granted loan modifications on $10,271 of loans. The program is ongoing and additional loans continue to be granted modifications. The Company granted approximately $8,127 short–term deferments on loan balances of $10,271, which represent 0.46% of total loan balances as of June 30, 2021. These loan modifications are not classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms.

6. INVENTORIES, NET

A summary of Inventories, net is as follows:

	June 30, 2021	December 31, 2020
Finished products	$36,890	$41,894
In-process	31,248	24,590
Raw materials	50,659	39,613
Fine and fabricated precious metal in various stages of completion	42,121	34,269
	160,918	140,366
LIFO reserve	(2,983)	(3,280)
Total	$157,935	$137,086

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

The Company obtains certain precious metals under a fee consignment agreement. As of June 30, 2021 and December 31, 2020, the Company had approximately $30,662 and $25,919, respectively, of precious metals, principally silver, under consignment, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount recorded in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

The Company continues to monitor the impact of COVID-19 on our customers and our inventory levels and related reserves.

	June 30, 2021	December 31, 2020
Supplemental inventory information:
Precious metals stated at LIFO cost	$3,950	$4,956
Precious metals stated under non-LIFO cost methods, primarily at fair value	$35,188	$26,033
Market value per ounce:
Silver	$26.02	$26.28
Gold	$1,777.76	$1,891.70
Palladium	$2,639.69	$2,448.54

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A summary of the change in the carrying amount of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Financial Services	Corporate and Other	Total
Balance as of December 31, 2020
Gross goodwill	$183,181	$67,143	$6,515	$81	$256,920
Accumulated impairments	(41,278)	(64,790)	—	—	(106,068)
Net goodwill	141,903	2,353	6,515	81	150,852
Divestitures(a)	(2,813)	—	—	—	(2,813)
Currency translation adjustments	(7)	—	—	—	(7)
Balance as of June 30, 2021
Gross goodwill	180,361	67,143	6,515	81	254,100
Accumulated impairments	(41,278)	(64,790)	—	—	(106,068)
Net goodwill	$139,083	$2,353	$6,515	$81	$148,032
(a)    Related to the divestiture of Edge during the three months ended March 31, 2021.

A summary of Other intangible assets, net is as follows:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$212,752	$128,694	$84,058	$213,984	$122,785	$91,199
Trademarks, trade names and brand names	50,518	20,529	29,989	51,189	20,209	30,980
Developed technology, patents and patent applications	32,426	20,628	11,798	32,319	19,724	12,595
Other	18,773	15,758	3,015	18,777	14,970	3,807
Total	$314,469	$185,609	$128,860	$316,269	$177,688	$138,581

Trademarks with indefinite lives as of June 30, 2021 and December 31, 2020 were $11,384 and $11,405, respectively. Amortization expense related to intangible assets was $4,608 and $5,112 for the three months ended June 30, 2021 and 2020, respectively, and $9,376 and $10,394 for the six months ended June 30, 2021 and 2020, respectively. As a result of COVID-19 related declines in our youth sports business within the Energy segment, intangible assets of $617, primarily customer relationships, were fully impaired during the first three months of 2020. The impairment is included in Asset impairment charges in the accompanying statement of operations for the six months ended June 30, 2020.

Based on gross carrying amounts at June 30, 2021, the Company's estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2021 through 2025 is presented in the table below.

	Year Ending December 31,
	2021	2022	2023	2024	2025
Estimated amortization expense	$20,106	$17,887	$16,891	$16,317	$14,902

As of June 30, 2021, the Company reviewed its goodwill, other intangible assets and long-lived assets for indicators of impairment as a result of the impact of the COVID-19 pandemic. The Company reviewed its previous forecasts and assumptions based on its current projections, which are subject to various risks and uncertainties, including forecasted revenues, expenses and cash flows, the duration and extent of the impact to our businesses from the COVID-19 pandemic and the Company's market capitalization. In connection with the Company's 2020 annual fourth quarter goodwill impairment testing and as a result of declines in customer demand in the Performance Materials reporting unit, which is included in the Diversified Industrial segment, the Company determined its fair value was less than its carrying value. The Company partially impaired the Performance Materials reporting units' goodwill and recorded a $1,100 charge in Goodwill impairment charges in the consolidated statement of operations for the year ended December 31, 2020. While the Company did not identify further indicators of impairment for Performance Materials as of June 30, 2021, it may be at risk of further impairment in the future if the business does not perform as expected, including if it does not recover as planned from the COVID-19 pandemic, or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital. As of June 30, 2021, the Performance Materials' reporting unit had $6,808 of goodwill.

Based on the Company's interim impairment assessment as of June 30, 2021, the Company determined that its goodwill, other intangible assets and long-lived assets are not impaired. However, as a result of the COVID-19 pandemic, it is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets are impaired. The Company performed an interim impairment test of Electrical Products’ goodwill and other long-lived assets as of March 31, 2021 and determined goodwill and other long-lived assets were not impaired. The fair value of the Electrical Products reporting unit was 6% higher than its carrying value as of March 31, 2021. At June 30, 2021, the goodwill related to the Electrical Products reporting unit within the Diversified Industrial segment is at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to further economic downturns, decreased customer demand for Electrical Products' services, or an inability to execute management’s business strategies. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods. As of June 30, 2021, the Electrical Products' reporting unit had goodwill of $46,445.

8. INVESTMENTS

Short-Term Investments

The Company's short-term investments primarily consist of its marketable securities portfolio. The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investments. The investments are carried at fair value and totaled $106 as of December 31, 2020. There were no short-term investments as of June 30, 2021.

Long-Term Investments

The following table summarizes the Company's long-term investments as of June 30, 2021 and December 31, 2020.

	Ownership %		Long-Term Investments Balance
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Corporate securities (a)			$191,764	$210,538
Collateralized debt securities			450	450
Steel Connect, Inc. ("STCN") convertible notes (b)			14,881	14,258
STCN preferred stock (c)			34,718	32,832
STCN common stock	28.8%	29.0%	39,820	14,309
Aviat Networks, Inc. ("Aviat") common stock (d)	—%	10.1%	—	18,910
Total			$281,633	$291,297
(a)    Corporate securities primarily include the Company's investment in the common stock of Aerojet Rocketdyne Holdings, Inc. ("Aerojet"). The Company owned 4.9% and 5.1% of Aerojet common stock as of June 30, 2021 and December 31, 2020, respectively. The fair value of the investment in Aerojet was $189,956 and $208,758 as of June 30, 2021 and December 31, 2020, respectively. Gross unrealized gains for all Corporate securities totaled $178,842 and $145,480 at June 30, 2021 and 2020. In December 2020, Aerojet's Board of Directors declared a one-time cash dividend of $5.00 per share (the "Pre-Closing Dividend") which was paid on March 24, 2021 to the holders of Aerojet's shares as of the close of business on March 10, 2021. During the three months ended March 31, 2021, the Company recognized the $19,740 Aerojet one-time dividend in Other income, net.
(b)    Represents investment in STCN convertible notes, which the Company accounts for under the fair value option with changes in fair value recognized in the Company's consolidated statements of operations. The Company entered into a convertible note with STCN ("STCN Note") on February 28, 2019, which matures on March 1, 2024. The cost basis of the STCN Note totaled $14,943 as of both June 30, 2021 and December 31, 2020. The STCN Note is convertible into shares of STCN's common stock at an initial conversion rate of 421.2655 shares of common stock per $1,000 (whole dollars) principal amount of the STCN Note (which is equivalent to an initial conversion price of approximately $2.37 per share), subject to adjustment upon the occurrence of certain events. The STCN Notes, if converted as of June 30, 2021, when combined with STCN common and preferred shares, also if converted, owned by the Company, would result in the Company having a direct interest of approximately 48.5% of STCN's outstanding shares.
(c)    Represents investment in shares of STCN preferred stock, which the Company accounts for under the fair value option with changes in fair value recognized in the Company's consolidated statements of operations. The investment in STCN preferred stock had a cost basis of $35,688 at June 30, 2021 and December 31, 2020. Each share of preferred stock can be converted into shares of STCN's common stock at an initial conversion price equal to $1.96 per share, subject to adjustment upon the occurrence of certain events.
(d)     During the three months ended March 31, 2021, the Company sold its remaining investment in Aviat for total proceeds of approximately $24,100.

	(Income) Loss of Associated Companies, Net of Taxes
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
STCN convertible notes	$(35)	$(337)	$(622)	$3,314
STCN preferred stock	647	(1,130)	(1,810)	15,015
STCN common stock	(3,452)	2,419	(22,630)	13,870
Aviat common stock	—	(5,845)	(3,899)	(2,125)
Other	—	—	—	(460)
Total	$(2,840)	$(4,893)	$(28,961)	$29,614

The amount of unrealized gains (losses) for the three and six months ended June 30, 2021 and 2020 that relate to equity securities still held as of June 30, 2021 and 2020, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net gains (losses) recognized during the period on equity securities	$4,470	$(8,482)	$(18,779)	$(26,484)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	43	(27,310)	36	(43,662)
Unrealized gains (losses) recognized during the period on equity securities still held at the end of the period	$4,427	$18,828	$(18,815)	$17,178

Equity Method Investments

The Company's investments in associated companies are accounted for under the equity method of accounting using the fair value option. Associated companies are included in the Corporate and Other in Note 18 - "Segment Information.". Certain associated companies have a fiscal year end that differs from December 31. Additional information for SPLP's significant investments in associated companies is as follows:

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

The following summary (unaudited) statements of operations amounts are for STCN for the three months and six months ended April 30, 2021 and 2020, which are STCN's nearest corresponding full fiscal quarter to the Company's fiscal quarters ended June 30, 2021 and 2020, respectively.

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Summary operating results:
Net revenue	$151,785	$177,351	$307,832	$392,803
Gross profit	32,247	33,470	$68,097	$78,719
Net loss	$(27,629)	$(6,159)	$(29,825)	$(9,716)

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

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$21,612	$25	$21,637	$21,612

Contractual maturities within:
One year to five years				5,931
Five years to ten years				13,879
After ten years				1,802
Total				$21,612

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$16,868	$109	$16,977	$16,868

Contractual maturities within:
One year to five years				7,563
Five years to ten years				7,193
After ten years				2,112
Total				$16,868

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

9. DEBT

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	June 30, 2021	December 31, 2020
Short term debt:
Foreign	$523	$397
Short-term debt	523	397
Long-term debt:
Credit Agreement	290,850	332,350
Other debt - foreign	168	230
Other debt - domestic	1,122	1,173
Subtotal	292,140	333,753
Less: portion due within one year	10,269	10,361
Long-term debt	281,871	323,392
Total debt	$292,663	$334,150

As of June 30, 2021 long-term debt maturities in each of the next five years as follows:

	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt (a)	$292,140	$10,269	$281,871	$—	$—	$—	$—
(a)    As of June 30, 2021, long term debt of $10,269 is expected to mature over the following twelve months.

As of June 30, 2021, the Company's senior credit agreement, as amended ("Credit Agreement"), includes a revolving credit facility in an aggregate principal amount not to exceed $500,000 and a $177,500 term loan. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank, and includes a $50,000 sub-facility for swing line loans and a $50,000 sub-facility for standby letters of credit. The term loan requires quarterly amortization payments of $2,500. Borrowings under the Credit Agreement bear interest, at the borrower's option, at annual rates of either the Base Rate or the Euro-Rate, as defined, plus an applicable margin as set forth in the Credit Agreement (0.75% and 1.75%), respectively, for Base Rate and Euro-Rate borrowings as of June 30, 2021, and the Credit Agreement provides for a commitment fee of 0.225% to be paid on unused borrowings. The weighted-average interest rate on the Credit Agreement was 1.87% at June 30, 2021. As of June 30, 2021, letters of credit totaling $9,671 had been issued under the Credit Agreement. The primary use of the Company's letters of credit are to support the performance and financial obligations for environmental matters, insurance programs and real estate leases. The Credit Agreement permits the Company to borrow for the dividends on its preferred units, pension contributions and other general corporate expenses. The Company's total availability under the Credit Agreement, which is based upon EBITDA and certain covenants as described in the Credit Agreement, was approximately $376,979 as of June 30, 2021.

On November 14, 2022, the Credit Agreement will expire, and all outstanding amounts will be due and payable. The Credit Agreement is guaranteed by substantially all existing and thereafter acquired assets of the borrowers and the guarantors, as defined in the agreement, and a pledge of all of the issued and outstanding shares of capital stock of each of the borrowers' and guarantors' subsidiaries, and is fully guaranteed by the guarantors. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, each as defined. The Company was in compliance with all financial covenants as of June 30, 2021.

10. FINANCIAL INSTRUMENTS

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 15 - "Fair Value Measurements"). As of June 30, 2021, outstanding derivatives mature within three to five years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Precious Metal and Commodity Inventories

As of June 30, 2021, the Company had the following outstanding forward contracts with settlement dates through July 2021. There were no futures contracts outstanding as of June 30, 2021.

Commodity	Amount	Notional Value
Silver (ounces)	29,969	$778
Gold (ounces)	1,197	$2,127
Palladium (ounces)	1,173	$3,013
Copper (pounds)	325,000	$1,464
Tin (metric tons)	34	$1,063

Fair Value Hedges. Certain forward contracts are accounted for as fair value hedges under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, for the Company's precious metal inventory carried at fair value. These contracts hedge 25,350 ounces of silver and a majority of the Company's ounces of copper. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net changes in fair value of the derivative assets and liabilities, and the changes in the fair value of the underlying hedged inventory, are recognized in the Company's consolidated statements of operations, and such amounts principally offset each other due to the effectiveness of the hedges.

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets are as follows:

	Fair Value of Derivative Assets (Liabilities)
	June 30, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as ASC 815 hedges
Commodity contracts	Prepaid expenses and other current assets	$78	Accrued liabilities	$(6)
Derivatives not designated as ASC 815 hedges
Commodity contracts	Accrued liabilities	$(125)	Accrued liabilities	$(163)
Economic interests in loans	Other non-current assets	$9,135	Other non-current assets	$11,599

The effects of fair value hedge accounting on the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 are not material. The effects of derivatives not designated as ASC 815 hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 are as follows:

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Commodity contracts	Other income (expense), net	$(500)	$(329)	$(715)	$(736)
Economic interests in loans	Financial services revenue	7,682	(320)	9,135	2,660
Total		$7,182	$(649)	$8,420	$1,924

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

As of June 30, 2021 and December 31, 2020, WebBank's undisbursed loan commitments totaled $90,667 and $170,611, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest cost	$1,876	$3,275	$3,753	$6,550
Expected return on plan assets	(6,322)	(5,574)	(12,643)	(11,148)
Amortization of actuarial loss	2,945	2,849	5,889	5,698
Total	$(1,501)	$550	$(3,001)	$1,100

Pension expense is included in Selling, general and administrative expenses in the consolidated statements of operations. During the six months ended June 30, 2021, the Company contributed $36,500 to its pension plans, which includes 2020 contributions of $27,400 that were deferred until January 4, 2021 under the CARES Act. The Company currently estimates it will contribute an additional amount of $5,200 to its pension plans during the second half of 2021.

12. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of June 30, 2021, the Company had 21,561,800 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

The Board of Directors of SPH GP has approved the repurchase of up to an aggregate of 6,519,001 of the Company's common units ("Repurchase Program"), including an increase approved on May 12, 2021 of 1,019,001. The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. The Company repurchased 1,351,488 common units for an aggregate price of approximately $28,612 during the three months and six months ended June 30, 2021. Since inception of the Repurchase Program the Company has purchased 5,709,436 common units for an aggregate price of approximately $82,957. As of June 30, 2021, there remained 809,565 units that may yet be purchased under the Repurchase Program. In July 2021, the Company repurchased 195,305 common units for $5,723.

Incentive Award Plan

The Company's 2018 Incentive Award Plan ("2018 Plan") provides equity-based compensation through the grant of options to purchase the Company's limited partnership units, unit appreciation rights, restricted units, phantom units, substitute awards, performance awards, other unit-based awards, and includes, as appropriate, any tandem distribution equivalent rights granted with respect to an award (collectively, "LP Units"). On May 18, 2020, the Company's unitholders approved the Amended and Restated 2018 Incentive Award Plan, which increased the number of LP Units issuable under the 2018 Plan by 500,000 to a total of 1,000,000 LP Units. On June 9, 2021, the Company's unitholders approved the Amended and Restated 2018 Incentive Award Plan, which increased the number of LP units issuable under the 2018 Plan by 1,000,000 to a total of 2,000,000. The Company granted 28,000 restricted units on March 10, 2021 under the 2018 Plan. Such units were valued based upon the market value of the Company's LP Units on the date of grant, and collectively represent approximately $324 of unearned compensation that will be recognized as expense ratably over the vesting period of the units. The grants have cliff vesting periods that range from one to two year from the date of grant.

Preferred Units

The Company's 6.0% Series A preferred units, no par value ("SPLP Preferred Units") entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared an in-kind distribution of approximately $2,371 to preferred unitholders for the three months ended June 30, 2020. The Company declared cash distributions of approximately $2,409 to preferred unitholders for the three months ended June 30, 2021 and $4,817 and $2,725 to preferred unitholders for the six months ended June 30, 2021 and June 30, 2020, respectively. The SPLP Preferred Units have a term of nine years, ending February 2026, and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as non-current liabilities, including accrued interest expense, on the Company's consolidated balance sheets because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as liabilities, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of operations. As of June 30, 2021 and December 31, 2020, there were 6,422,128 SPLP Preferred Units outstanding.

On August 5, 2021, the Board of Directors of SPH GP declared a regular quarterly cash distribution of $0.375 per unit, payable September 15, 2021, to unitholders of record as of September 1, 2021, on its SPLP Preferred Units.

Accumulated Other Comprehensive Loss

Changes, net of tax, where applicable, in AOCI are as follows:

	Unrealized loss on available-for-sale debt securities	Unrealized (loss) gain on derivative financial instruments	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2020	$(274)	$—	$(12,828)	$(159,547)	$(172,649)
Net other comprehensive loss attributable to common unitholders	—	—	(217)	—	(217)
Balance at March 31, 2021	(274)	—	(13,045)	(159,547)	(172,866)
Net other comprehensive income attributable to common unitholders	—	—	614	—	614
Balance at June 30, 2021	$(274)	$—	$(12,431)	$(159,547)	$(172,252)

	Unrealized loss on available-for-sale securities	Unrealized (loss) gain on derivative financial instruments	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2019	$(274)	$(14)	$(25,166)	$(165,968)	$(191,422)
Net other comprehensive loss attributable to common unitholders	—	—	(2,936)	—	(2,936)
Deconsolidation of API	—	14	10,522	6,945	17,481
Balance at March 31, 2020	(274)	—	(17,580)	(159,023)	(176,877)
Net other comprehensive income attributable to common unitholders	—	—	1,373	—	1,373
Balance at June 30, 2020	$(274)	$—	$(16,207)	$(159,023)	$(175,504)

Incentive Unit Awards

In 2012, SPLP issued to the Manager partnership profits interests in the form of Incentive Units which entitle the holder generally to share in 15% of the increase in the equity value of the Company, based on the volume weighted average price of the Company’s common units for the 20 trading days prior to the year end measurement date. In 2015, the Manager assigned its rights to Incentive Units to a related party, SPH SPV-I LLC. Vesting in Incentive Units is measured annually on the last day of the Company’s fiscal year and is based upon exceeding a baseline equity value per common unit which is currently $19.65 and was determined when the most recent award vested on December 31, 2017. The number of outstanding Incentive Units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The measurement date equity value per common unit is determined by calculating the volume weighted average price of the Company’s common units for 20 trading days prior to a measurement date. If an Incentive Unit award vests as of an annual measurement date they will be issued as Class C units.

Upon vesting in Incentive Units, the baseline equity value will be recalculated as the new baseline equity value to be assessed at the next annual measurement date. If the baseline equity value is not exceeded as of an annual measurement date, then no portion of annual Incentive Units will be classified as Class C common units for that year and the baseline equity value per common unit will be the same amount as determined upon the prior vesting. The Class C units are identical to the LP Units in all respects, except that net losses are not allocated to a holder of Class C units, liquidating distributions made by the Company to such holder may not exceed the amount of its capital account allocable to such Class C units and such Class C units may not be sold in the public market, until they have converted into LP Units. At such time that the amount of the capital account allocable to a Class C unit is equal to the amount of the capital account allocable to an LP Unit, such Class C unit shall convert automatically into an LP Unit. No Class C common units were vested in 2020. If June 30, 2021, were the annual measurement date, then approximately 1,000,000 Incentive Units would vest and be issued as Class C common units based upon the volume weighted-average price of the Company's common units for 20 trading days prior to June 30, 2021; however, vesting only occurs based on the value of the Company’s common units at the annual measurement date on December 31, 2021, and therefore, more, fewer or no Incentive Units may vest for 2021.

The foregoing description of the Incentive Unit Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Incentive Unit Agreement which is filed as Exhibit 10.8 to the Company’s Form 10-K filed as of and for the year ended December 31, 2020.

13. INCOME TAXES

The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include partnership losses for which no tax benefit is recognized, the change in unrealized gains on investments, changes in deferred tax valuation allowances and other permanent differences. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of certain deferred tax assets will not be realized in future periods.

The Company recorded an income tax provision of $35,413 and an income tax benefit of $1,046 for the three months ended June 30, 2021 and 2020, respectively, and an income tax provision of $50,007 and an income tax benefit of $4,490 for the six months ended June 30, 2021 and 2020, respectively. The Company’s effective tax rate was 59.0% and (17.7)% for the three months ended June 30, 2021 and 2020, respectively, and was 49.1% and (39.6)% for the six months ended June 30, 2021 and 2020, respectively. The higher effective tax rate for the six months ended June 30, 2021 is primarily due to an increase in U.S. tax expense related to unrealized gains on investments. The Company incurred pre-tax losses for the six months ended June 30, 2020 which resulted in a negative effective tax rate. Excluding the impact of the unrealized gains on investments, the estimated annual effective tax rate is expected to be approximately 27%.

14. NET INCOME (LOSS) PER COMMON UNIT

The following data was used in computing net income (loss) per common unit shown in the Company's consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) from continuing operations	$27,435	$17	$80,777	$(36,462)
Net income attributable to noncontrolling interests in consolidated entities (continuing operations)	(323)	(191)	(714)	(321)
Net income (loss) from continuing operations attributable to common unitholders	27,112	(174)	80,063	(36,783)
Net gain (loss) from discontinued operations attributable to common unitholders	128	(1,260)	128	(25,529)
Net income (loss) attributable to common unitholders	27,240	(1,434)	80,191	(62,312)
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a), (b)	3,076	—	6,145	—
Net income (loss) attributable to common unitholders – assuming dilution	$30,316	$(1,434)	$86,336	$(62,312)
Net income (loss) per common unit - basic
Net income (loss) from continuing operations	$1.24	$(0.01)	$3.60	$(1.48)
Net income (loss) from discontinued operations	0.01	(0.05)	0.01	(1.03)
Net income (loss) attributable to common unitholders	$1.25	$(0.06)	$3.61	$(2.51)
Net income (loss) per common unit - diluted
Net income (loss) from continuing operations	$1.02	$(0.01)	$2.67	$(1.48)
Net income (loss) from discontinued operations	0.01	(0.05)	0.01	(1.03)
Net income (loss) attributable to common unitholders	$1.03	$(0.06)	$2.68	$(2.51)
Denominator for net income (loss) per common unit – basic	21,829,714	24,958,026	22,222,557	24,989,440
Effect of dilutive securities:
Incentive units	1,039,469	—	519,735	—
Unvested restricted common units	166,377	—	148,884	—
SPLP Preferred Units	6,525,677	—	9,352,334	—
Denominator for net income (loss) per common unit – diluted (a), (b)	29,561,237	24,958,026	32,243,510	24,989,440
(a)    Assumes the SPLP Preferred Units were redeemed in common units as described in Note 12 - "Capital and Accumulated Other Comprehensive Loss."
(b)    For the three months ended June 30, 2020, the diluted per unit calculation does not include the potential impact of 28,803,727 SPLP Preferred Units and 112,025 of unvested restricted common units, since the impact would have been anti-dilutive. For the six months ended June 30, 2020 the diluted per unit calculation does not include 30,454,112 of SPLP Preferred Units and 72,479 of unvested restricted common units, since the impact would have been anti-dilutive.

15. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of June 30, 2021 and December 31, 2020 are summarized by type of inputs applicable to the fair value measurements as follows:

June 30, 2021	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$—	$—	$—	$—
Long-term investments (a)	230,649	—	50,984	281,633
Precious metal and commodity inventories recorded at fair value	37,532	—	—	37,532
Economic interests in loans (b)	—	—	9,135	9,135
Commodity contracts on precious metal and commodity inventories	—	78	—	78
Warrants (c)	—	—	5,077	5,077
Total	$268,181	$78	$65,196	$333,455

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$125	$—	$125
Other precious metal liabilities	38,295	—	—	38,295
Total	$38,295	$125	$—	$38,420

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$88	$18	$—	$106
Long-term investments (a)	242,863	—	48,434	291,297
Precious metal and commodity inventories recorded at fair value	27,324	—	—	27,324
Economic interests in loans (b)	—	—	11,599	11,599
Warrants (c)	—	—	2,618	2,618
Total	$270,275	$18	$62,651	$332,944

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$169	$—	$169
Other precious metal liabilities	28,315	—	—	28,315
Total	$28,315	$169	$—	$28,484
(a)    For additional detail of the marketable securities and long-term investments see Note 8 - "Investments."
(b)    For additional detail of the economic interests in loans see Note 10 – “Financial Instruments”.
(c)     Included within Other non-current assets in the Company's consolidated balance sheets.

There were no transfers of securities among the various measurement input levels during the three and six months ended June 30, 2021.

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

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long Term Investments (a)	Economic Interests in Loans (b)	Warrants (b)	Total
Balance as of December 31, 2020	$48,434	$11,599	$2,618	$62,651
Purchases	41	—	—	41
Sales and cash collections	—	(5,069)	(2,377)	(7,446)
Realized gains	—	2,605	4,836	7,441
Unrealized gains	2,509	—	—	2,509
Balance as of June 30, 2021	$50,984	$9,135	$5,077	$65,196

Balance as of December 31, 2019	$53,658	$18,633	$2,086	$74,377
Sales and cash collections	—	(4,112)	—	(4,112)
Realized gains	—	2,980	—	2,980
Unrealized losses	(19,277)	—	—	(19,277)
Balance as of June 30, 2020	$34,381	$17,501	$2,086	$53,968
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

The Company uses the net asset value included in quarterly statements it receives in arrears from a venture capital fund to determine the fair value of such fund and determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities. The fair value of the derivatives held by WebBank (see Note 10 - "Financial Instruments") represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flow analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 7.84% to 35.77%; a constant default rate of 1.89% to 17.96%; and a discount rate of 2.00% to 26.19%.

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

The environmental claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues costs associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of June 30, 2021, on a consolidated basis, the Company has recorded liabilities of $1,779 and $24,021 in Accrued liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. In addition, the Company has insurance coverage available for several of these matters. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

Environmental Matters

Certain subsidiaries of HNH have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such cost estimates are continually being readjusted based upon the emergence of new findings, techniques and alternative methods. HNH recorded liabilities of approximately $24,426 related to estimated environmental investigation and remediation costs as of June 30, 2021.

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

The sites where certain HNH subsidiaries have environmental liabilities include the following:

HNH has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a former HNH manufacturing facility located in Fairfield, Connecticut. An ecological risk assessment of the wetlands portion was submitted in the second quarter of 2016 to the CTDEEP for their review and approval. Company officials met with CTDEEP representatives during the third quarter of 2020 to further discuss wetlands remediation goals and plans. Additional investigation of the wetlands is expected to start in 2021, pending approval of a mutually acceptable wetlands work plan. An updated work plan to investigate the upland portion of the parcel was prepared by the Company and approved by the CTDEEP in March 2018 and completed during 2019 and 2020. Additional upland investigatory work will be required to fully define the areas requiring remediation and is also dependent upon CTDEEP requirements and approval. Based on currently known information, the Company reasonably estimates that it may incur aggregate losses over a period of multiple years of between $10,500 to $17,500. During the second quarter of 2020, the Company increased its reserve for future remediation costs by $14,000, which is its best estimate within this range of potential losses. Due to the uncertainties, there can be no assurance that the final resolution of this matter will not be material to the financial position, results of operations or cash flows of HNH or the Company.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of HNH, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") to investigate and remediate property in Montvale, New Jersey that it purchased in 1984. HHEM has been actively investigating and remediating the soil and groundwater since that time and has completed the implementation of the improved groundwater treatment system in operation at the property. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs and other related costs are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and HNH, all after having the first $1,000 paid by the former owner/operator. Additionally, HHEM had been reimbursed indirectly through insurance coverage for a portion of the costs for which it is responsible. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. A reserve of approximately $1,000 has been established for HHEM's expected 25% share of anticipated costs at this site, which is based upon the recent selection of a final remedy, on-going operations and maintenance, additional investigations and monitored natural attenuation testing over the next 30 years. On December 18, 2019, the State of New Jersey ("State") filed a complaint against HHEM, the Company and other non-affiliated corporations related to former operations at this location. The State is seeking unspecified damages, including reimbursement for all cleanup and removal costs and other damages that the State has incurred, including the lost value of, and reasonable assessment costs for any natural resource injured as a result of the alleged discharge of hazardous substances and pollutants, as well as attorneys' fees and costs. The Company intends to assert all legal and procedural defenses available. Based upon currently available information, the Company has determined that a range of potential loss cannot be reasonably estimated at this time. There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM, HNH or the Company.

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

SLI reported soil contamination and a groundwater contamination in 2003 from the SurfTech site located in Camden, New Jersey. Substantial investigation and remediation work have been completed under the direction of the licensed site remediation professional ("LSRP") for the site. Additional soil excavation and chemical treatment is expected to start in the second half of 2021. Post-remediation groundwater monitoring will be conducted, and a full-scale groundwater bioremediation is expected to be implemented following completion of soil excavation. A reserve of $2,700 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

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

Litigation Matters

On December 8, 2017, a stockholder class action, captioned Sciabacucchi v. DeMarco, et al., was filed in the Court of Chancery of the State of Delaware by a purported former stockholder of HNH challenging the Company's acquisition, through a subsidiary, of all of the outstanding shares of common stock of HNH not already owned by the Company or any of its affiliates. The action named as defendants the former members of the HNH board of directors, the Company and SPH GP, and alleged, among other things, that the defendants breached their fiduciary duties to the former public stockholders of HNH in connection with the aforementioned acquisition. The complaint sought, among other relief, unspecified monetary damages, attorneys' fees and costs. On July 9, 2019, the Company entered into a settlement of the case, solely to avoid the substantial burden, expense, inconvenience and distraction of continued litigation and to resolve each of the plaintiff's claims against the defendant parties. In the settlement, the defendants agreed to pay the plaintiff class $30,000, but denied that they engaged in any wrongdoing or committed any violation of law or breach of duty and stated that they believe they acted properly, in good faith, and in a manner consistent with their legal duties. The settlement was approved by the court on December 2, 2019. Our insurance carriers agreed to contribute an aggregate of $17,500 toward the settlement amount. The Company recorded a charge of $12,500 in Selling, general and administrative expenses in the consolidated statement of operations for the twelve months ended December 31, 2019, which consisted of the legal settlement of $30,000, reduced by the $17,500 of insurance recoveries. The settlement was paid on December 17, 2019. The Company made a demand of an aggregate of $10,000 in further contributions from two insurance carriers. The dispute with the insurance carriers was litigated in the New York Supreme Court and the Court ruled on June 16, 2021 in the Company’s favor on all issues and authorized a judgment to be entered against the D&O insurance carriers for $11,300 plus statutory interest at 9% from June 16, 2021. The insurance carriers have appealed this decision.

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

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through June 30, 2021. In many cases these claims involved more than 100 defendants. There remained approximately 40 pending asbestos claims as of June 30, 2021. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of both June 30, 2021 and December 31, 2020, BNS Sub has accrued $1,349 relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

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

17. RELATED PARTY TRANSACTIONS

Management Agreement with SP General Services LLC

SPLP is managed by the Manager, pursuant to the terms of the Management Agreement, which receives a fee at an annual rate of 1.5% of total Partners' capital ("Management Fee"), payable on the first day of each quarter and subject to quarterly adjustment. In addition, SPLP may issue to SPH SPV-I LLC, a related party, partnership profits interests in the form of incentive units, which will be classified as Class C common units of SPLP, upon exceeding a baseline equity value per common unit, which is measured as of the last day of each fiscal year (see Note 12 - "Capital and Accumulated Other Comprehensive Loss" for additional information on the incentive units).

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $2,203 and $(591) for the three months ended June 30, 2021 and 2020, respectively and $4,209 and $1,182 for the six months ended June 30, 2021 and 2020, respectively. The lower amounts for the 2020 periods reflect a waiver of the Management Fee by the Manager from March through June 2020 to help mitigate the impact of COVID-19 on the Company; however such waived Management Fee totaling $2,186 was subsequently reinstated. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Unpaid Management Fees included in Payables to related parties on the Company's consolidated balance sheet were $204 and $2,319 as of June 30, 2021 and December 31, 2020, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $1,142 and $210 for the three months ended June 30, 2021 and 2020, respectively and $1,986 and $1,152 for the six months ended June 30, 2021 and 2020, respectively. Unpaid amounts for reimbursable expenses were approximately $802 and $1,594 as of June 30, 2021 and December 31, 2020, respectively, and are included in Payables to related parties on the Company's consolidated balance sheets.

Corporate Services

The Company's subsidiary, Steel Services Ltd ("Steel Services"), through management services agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, which are eliminated in consolidation, Steel Services has management services agreements with other companies considered to be related parties, including J. Howard Inc., Steel Partners, Ltd. and affiliates, and STCN. In total, Steel Services currently charges approximately $4,474 annually to these companies. All amounts billed under these service agreements are classified as a reduction of Selling, general and administrative expenses. The receivable from STCN of $1,391 as of June 30, 2021 includes $1,052 for amounts receivable for the management services agreement and a $339 receivable of interest for the STCN New Notes.

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

Other

At June 30, 2021 and December 31, 2020, several related parties and consolidated subsidiaries had deposits totaling $1,111 and $1,164 at WebBank, respectively. Approximately $1,111 and $88 of these deposits, including interest which was not significant, have been eliminated in consolidation as of June 30, 2021 and December 31, 2020, respectively.

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

Steel Services has management services agreements with its consolidated subsidiaries and other related companies as further discussed in Note 17 - "Related Party Transactions." Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $7,403, $1,409 and $224, respectively, for the three months ended June 30, 2021 and $5,430, $1,058 and $12, respectively, for the three months ended June 30, 2020. Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $14,806, $2,637 and $448, respectively, for the six months ended June 30, 2021 and $14,142, $2,632 and $862, respectively for the six months ended June 30, 2020. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

Segment information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Diversified Industrial net sales	$305,759	$251,108	$554,248	$512,718
Energy net revenue	41,768	14,302	73,854	52,904
Financial Services revenue	38,906	28,963	72,824	75,961
Total revenue	$386,433	$294,373	$700,926	$641,583
Income (loss) from continuing operations before interest expense and income taxes:
Diversified Industrial	$35,832	$11,070	$63,536	$26,221
Energy	3,644	(1,952)	6,461	(1,750)
Financial Services	23,718	(815)	44,167	3,191
Corporate and Other	5,158	(1,610)	27,590	(52,265)
Income (loss) from continuing operations before interest expense and income taxes	68,352	6,693	141,754	(24,603)
Interest expense	5,504	7,722	10,970	16,349
Income tax provision (benefit)	35,413	(1,046)	50,007	(4,490)
Net income (loss) from continuing operations	$27,435	$17	$80,777	$(36,462)
(Income) loss of associated companies, net of taxes:
Corporate and Other	$(2,840)	$(4,893)	$(28,961)	$29,614
Total	$(2,840)	$(4,893)	$(28,961)	$29,614
Segment depreciation and amortization:
Diversified Industrial	$11,843	$12,383	$23,815	$24,650
Energy	3,066	3,731	6,060	7,487
Financial Services	121	92	245	263
Corporate and Other	40	39	79	80
Total depreciation and amortization	$15,070	$16,245	$30,199	$32,480

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021
Total Capital
(to risk-weighted assets)	$235,613	36.50%	$51,684	8.00%	$67,835	10.50%	$64,605	10.00%
Tier 1 Capital
(to risk-weighted assets)	$227,448	35.20%	$38,763	6.00%	$54,914	8.50%	$51,684	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$227,448	35.20%	$29,072	4.50%	$45,223	7.00%	$41,993	6.50%
Tier 1 Capital
(to average assets)	$227,448	28.40%	$32,002	4.00%	n/a	n/a	$40,002	5.00%

As of December 31, 2020
Total Capital
(to risk-weighted assets)	$212,002	34.30%	$49,512	8.00%	$64,985	10.50%	$61,891	10.00%
Tier 1 Capital
(to risk-weighted assets)	$204,028	33.00%	$37,134	6.00%	$52,607	8.50%	$49,512	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$204,028	33.00%	$27,851	4.50%	$43,323	7.00%	$40,229	6.50%
Tier 1 Capital
(to average assets)	$204,028	32.40%	$25,219	4.00%	n/a	n/a	$31,523	5.00%
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

20. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for the six months ended June 30, 2021 and 2020 is presented in the following table:

	Six Months Ended June 30,
	2021	2020
Cash paid during the period for:
Interest	$12,607	$18,968
Taxes	$5,819	$24,370

21. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

As described in Note 1 - " Basis of Presentation,", the following errors in the Company's interim consolidated financial statements as of and for the three and six months ended June 30, 2020 were identified and corrected as a result of the Electrical Products Misstatements, as well as other immaterial errors:

a.Cash and cash equivalents – As a result of the correction of a prior period balance sheet presentation error, apart from the Electrical Products Misstatements, Cash and cash equivalents decreased by $1,519 as of December 31, 2019.

b.Revenue – The Company corrected certain errors in the application of its revenue recognition policy under U.S. GAAP, which decreased total Revenue by $1,064 and $1,754 for the three and six months ended June 30, 2020, respectively. These adjustments are primarily for correction of errors separate from the Electrical Products Misstatements.

c.Cost of goods sold – Primarily as a result of the correction of the Electrical Products Misstatements, Cost of goods sold increased by $1,025 and $794 for the three and six months ended June 30, 2020, respectively. These Electric Products Misstatements were due primarily to irregularities in revenue recognition journal entries, irregularities relating to Accounts payable and improper valuation of inventories.

d.Selling, general and administrative expenses – Primarily as a result of error corrections separate from the Electrical Products Misstatements, Selling, general and administrative expenses decreased by $2,797 and $3,533 for the three and six months ended June 30, 2020, respectively.

e.Interest expense – As a result of the net impact of the error corrections, Interest expense for the Company's Credit Agreement increased by $312 for the six months ended June 30, 2020, due to the impact of covenant calculations.

f.Income tax (benefit) provision – As a result of the net impact of the error corrections, Income tax provision increased by $274 and $259 for the three and six months ended June 30, 2020, respectively.

g.Net loss on deconsolidation of discontinued operations – The Company corrected errors apart from the Electrical Products Misstatements, which decreased Net loss on deconsolidation of discontinued operations by $879 for the six months ended June 30, 2020, due primarily to recognition of an asset impairment charge.

	Three Months Ended June 30, 2020
	As Previously Reported	Adjustments for Error Corrections

Consolidated Statement of Operations			As Corrected
Revenue:
Diversified Industrial net sales	$252,172	$(1,064)	$251,108
Energy net revenue	14,302	—	14,302
Financial Services revenue	28,963	—	28,963
Total revenue	295,437	(1,064)	294,373
Costs and expenses:
Cost of goods sold	195,199	1,025	196,224
Selling, general and administrative expenses	74,936	(2,797)	72,139
Asset impairment charges	—	—	—
Finance interest expense	3,475	—	3,475
Provision for loan losses	14,253	—	14,253
Interest expense	7,722	—	7,722
Realized and unrealized gains on securities, net	8,482	—	8,482
Other income, net	(2,000)	—	(2,000)
Total costs and expenses	302,067	(1,772)	300,295
(Loss) income before income taxes and equity method investments	(6,630)	708	(5,922)
Income tax (benefit) provision	(1,320)	274	(1,046)
Income of associated companies, net of taxes	(4,893)	—	(4,893)
Net (loss) income from continuing operations	(417)	434	17
Discontinued operations
Loss from discontinued operations, net of taxes	(280)	—	(280)
Net loss on deconsolidation of discontinued operations	(980)	—	(980)
Net Loss from discontinued operations, net of taxes	(1,260)	—	(1,260)
Net (loss) income	(1,677)	434	(1,243)
Net income attributable to noncontrolling interests in consolidated entities (continuing operations)	(191)	—	(191)
Net (loss) income attributable to common unitholders	$(1,868)	$434	$(1,434)
Net (loss) income per common unit - basic and diluted
Net (loss) income from continuing operations	$(0.02)	$0.01	$(0.01)
Net loss from discontinued operations	(0.05)	—	(0.05)
Net (loss) income attributable to common unitholders	$(0.07)	$0.01	$(0.06)
Weighted-average number of common units outstanding - basic	24,958,026	24,958,026	24,958,026
Weighted-average number of common units outstanding - diluted	24,958,026	24,958,026	24,958,026

	Six Months Ended June 30, 2020
	As Previously Reported	Adjustments for Error Corrections

Consolidated Statement of Operations			As Corrected
Revenue:
Diversified Industrial net sales	$514,472	$(1,754)	$512,718
Energy net revenue	52,904	—	52,904
Financial Services revenue	75,961	—	75,961
Total revenue	643,337	(1,754)	641,583
Costs and expenses:
Cost of goods sold	416,278	794	417,072
Selling, general and administrative expenses	151,600	(3,533)	148,067
Asset impairment charges	617	—	617
Finance interest expense	6,909	—	6,909
Provision for loan losses	40,390	—	40,390
Interest expense	16,037	312	16,349
Realized and unrealized gains on securities, net	26,484	—	26,484
Other income, net	(2,967)	—	(2,967)
Total costs and expenses	655,348	(2,427)	652,921
(Loss) income before income taxes and equity method investments	(12,011)	673	(11,338)
Income tax (benefit) provision	(4,749)	259	(4,490)
Loss of associated companies, net of taxes	29,614	—	29,614
Net (loss) income from continuing operations	(36,876)	414	(36,462)
Discontinued operations
Loss from discontinued operations, net of taxes	(2,581)	—	(2,581)
Net (loss) income on deconsolidation of discontinued operations	(23,827)	879	(22,948)
Net (Loss) income from discontinued operations, net of taxes	(26,408)	879	(25,529)
Net (loss) income	(63,284)	1,293	(61,991)
Net income attributable to noncontrolling interests in consolidated entities (continuing operations)	(321)	—	(321)
Net (loss) income attributable to common unitholders	$(63,605)	$1,293	$(62,312)
Net (loss) income per common unit - basic and diluted
Net (loss) income from continuing operations	$(1.49)	$0.01	$(1.48)
Net (loss) income from discontinued operations	(1.06)	0.03	(1.03)
Net (loss) income attributable to common unitholders	$(2.55)	$0.04	$(2.51)
Weighted-average number of common units outstanding - basic	24,989,440	24,989,440	24,989,440
Weighted-average number of common units outstanding - diluted	24,989,440	24,989,440	24,989,440

	Three Months Ended June 30, 2020
	As Previously Reported	Adjustments for Error Corrections

Consolidated Statement of Comprehensive (Loss) Income			As Corrected
Net (loss) income	$(1,677)	$434	$(1,243)
Other comprehensive income, net of tax:
Currency translation adjustments	1,373	—	1,373
Other comprehensive income	1,373	—	1,373
Comprehensive (loss) income	(304)	434	130
Comprehensive income attributable to noncontrolling interests	(191)	—	(191)
Comprehensive (loss) income attributable to common unitholders	$(495)	$434	$(61)

	Six Months Ended June 30, 2020
	As Previously Reported	Adjustments for Error Corrections

Consolidated Statement of Comprehensive (Loss) Income			As Corrected
Net (loss) income	$(63,284)	$1,293	$(61,991)
Other comprehensive loss, net of tax:
Currency translation adjustments	(1,563)	—	(1,563)
Other comprehensive loss	(1,563)	—	(1,563)
Comprehensive (loss) income	(64,847)	1,293	(63,554)
Comprehensive income attributable to noncontrolling interests	(321)	—	(321)
Comprehensive (loss) income attributable to common unitholders	$(65,168)	$1,293	$(63,875)

	As Previously Reported	Adjustments for Error Corrections

Consolidated Statement of Changes in Capital			As Corrected
Balance at December 31, 2019	$476,419	$(9,786)	$466,633
Net (loss) income	(61,607)	859	(60,748)
Currency translation adjustments	(2,936)	—	(2,936)
Equity compensation - restricted units	104	—	104
Deconsolidation of API	17,481	—	17,481
Other, net	58	—	58
Balance at March 31, 2020	$429,519	$(8,927)	$420,592
Net (loss) income	(1,677)	434	(1,243)
Currency translation adjustments	1,373	—	1,373
Equity compensation - restricted units	49	—	49
Other, net	25	—	25
Balance at June 30, 2020	$429,289	$(8,493)	$420,796

	Six Months Ended June 30, 2020
	As Previously Reported	Adjustments for Error Corrections

Consolidated Statement of Cash Flows			As Corrected
Cash flows from operating activities:
Net (loss) income	$(63,284)	$1,293	$(61,991)
(Loss) gain from discontinued operations	(26,408)	879	(25,529)
Net (loss) income from continuing operations	(36,876)	414	(36,462)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	40,390	—	40,390
Loss of associated companies, net of taxes	29,614	—	29,614
Realized and unrealized losses on securities, net	26,484	—	26,484
Derivative gains on economic interests in loans	(2,660)	—	(2,660)
Deferred income taxes	(7,209)	393	(6,816)
Depreciation and amortization	32,480	—	32,480
Non-cash lease expense	4,743	—	4,743
Equity-based compensation	256	—	256
Asset impairment charges	617	—	617
Other	2,409	16	2,425
Net change in operating assets and liabilities:
Trade and other receivables	11,354	(1,646)	9,708
Inventories	6,714	(968)	5,746
Prepaid expenses and other assets	1,746	—	1,746
Accounts payable, accrued and other liabilities	(3,805)	1,791	(2,014)
Net decrease in loans held for sale	153,635	—	153,635
Net cash provided by operating activities - continuing operations	259,892	—	259,892
Net cash used in operating activities - discontinued operations	(1,671)	—	(1,671)
Total cash provided by operating activities	258,221	—	258,221
Cash flows from investing activities:
Purchases of investments	(6,363)	—	(6,363)
Proceeds from sales of investments	2,327	—	2,327
Proceeds from maturities of investments	27,206	—	27,206
Loan originations, net of collections	(2,023,616)	—	(2,023,616)
Purchases of property, plant and equipment	(11,035)	—	(11,035)
Proceeds from sale of property, plant and equipment	3,067	—	3,067
Acquisition, net of cash acquired	(3,500)	—	(3,500)
Net cash used in investing activities - continuing operations	(2,011,914)	—	(2,011,914)
Net cash provided by (used in) investing activities - discontinued operations	—	—	—
Net cash used in investing activities	(2,011,914)	—	(2,011,914)
Cash flows from financing activities:
Net revolver borrowings	33,654	—	33,654
Repayments of term loans	(6,477)	—	(6,477)
Repayments of other borrowings	—	—	—
Proceeds from other borrowings	2,032,236	—	2,032,236
Distribution to preferred unitholders	(40,000)	—	(40,000)
Deferred finance charges	(1,474)	—	(1,474)
Net decrease in deposits	(296,714)	—	(296,714)
Net cash provided by financing activities - continuing operations	1,721,225	—	1,721,225
Net cash used in financing activities - discontinued operations	—	—	—
Net cash provided by financing activities	1,721,225	—	1,721,225
Net change for the period	(32,468)	—	(32,468)
Effect of exchange rate changes on cash and cash equivalents	84	—	84
Cash, cash equivalents and restricted cash at beginning of period	139,467	(1,519)	137,948
Cash and cash equivalents at end of period, including cash of discontinued operations	$107,083	$(1,519)	$105,564

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

During the three months ended June 30, 2021, WebBank continued issuing loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), primarily with one of its lending partners, authorized under the

Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The loans were funded by the PPP Liquidity Facility and have terms of between two and five years with repayment guaranteed by the SBA. Payments by borrowers up to sixteen months after the note date, and interest will continue to accrue during the 16-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. As of June 30, 2021, the total PPP loans and associated liabilities are $1,839,821 and $1,965,305, respectively, and included in Long-term loans receivable, net and Other borrowings, respectively, in the consolidated balance sheet as of June 30, 2021. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan. The timing of loan forgiveness is uncertain at this time, but borrower forgiveness applications and SBA processing is expected over the next several quarters. As the PPP continues to evolve, changes to the loan terms and exercise of loan forgiveness may materially impact the outstanding loan balances and the effective yields.

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

Impact of COVID-19

The ongoing COVID-19 pandemic is a continuously evolving situation around the world and has negatively impacted and could continue to negatively impact the global economy. While the negative effects from the COVID-19 pandemic in the first half of 2020 were material to the Company's operating results, the Company experienced sales growth during the second half of 2020 and first half of 2021. The Company’s operating results will be subject to fluctuations based upon general economic conditions and the extent to which COVID-19 may impact its business will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration and severity of the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and the extent and severity of the impact on the Company's customers and suppliers. The Company continues to actively monitor the COVID-19 pandemic and its potential impacts on the Company's employees, customers, suppliers and financial results. During the year ended December 31, 2020, as the COVID-19 pandemic progressed, the Company initiated many cost reducing actions to help mitigate the financial impact of the pandemic. The Company continues to evaluate further or continued actions as circumstances warrant.

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

Additionally, in connection with the filing of this Quarterly Report on Form 10-Q, the Company has disclosed the impact of the restatement to the consolidated interim financial statements as of and for the three and six months ended June 30, 2020 to correct for the errors. The accompanying footnotes have also been corrected to reflect the impact of the revisions of the previously filed 2020 interim consolidated financial statements. Refer to Note 21 - "Restatement of Previously Issued Consolidated Financial Statements" for reconciliations between as reported and as revised quarterly amounts.

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

The following table reconciles net income (loss) from continuing operations to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjusted EBITDA Reconciliation
Net income (loss) from continuing operations	$27,435	$17	$80,777	$(36,462)
Income tax provision (benefit)	35,413	(1,046)	50,007	(4,490)
Income (loss) from continuing operations before income taxes	62,848	(1,029)	130,784	(40,952)
Add (Deduct):
(Income) loss of associated companies, net of taxes	(2,840)	(4,893)	(28,961)	29,614
Realized and unrealized (gains) losses on securities, net	(4,470)	8,482	18,779	26,484
Interest expense	5,504	7,722	10,970	16,349
Depreciation	10,462	11,133	20,823	22,086
Amortization	4,608	5,112	9,376	10,394
Non-cash asset impairment charge	—	—	—	617
Non-cash pension expense	(1,501)	623	(3,001)	1,175
Non-cash equity-based compensation	354	50	717	256
Other items, net	(601)	12,455	(35,347)	11,349
Adjusted EBITDA	$74,364	$39,655	$124,140	$77,372

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment Adjusted EBITDA
Diversified Industrial	$47,535	$37,108	$72,345	$65,157
Energy	5,779	1,580	11,027	6,103
Financial Services	23,561	(373)	43,901	3,801
Corporate and Other	(2,511)	1,340	(3,133)	2,311
Total	$74,364	$39,655	$124,140	$77,372

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$386,433	$294,373	$700,926	$641,583
Cost of goods sold	250,597	196,224	459,282	417,072
Selling, general and administrative expenses	74,588	72,139	143,388	148,067
Asset impairment charge	—	—	—	617
Interest expense	5,504	7,722	10,970	16,349
Realized and unrealized (gains) losses on securities, net	(4,470)	8,482	18,779	26,484
All other (income) expense, net	206	15,728	(33,316)	44,332
Total costs and expenses	326,425	300,295	599,103	652,921
Income (loss) from continuing operations before income taxes and equity method investments	60,008	(5,922)	101,823	(11,338)
Income tax provision (benefit)	35,413	(1,046)	50,007	(4,490)
(Income) loss of associated companies, net of taxes	(2,840)	(4,893)	(28,961)	29,614
Net income (loss) from continuing operations	$27,435	$17	$80,777	$(36,462)

Revenue

Revenue for the three months ended June 30, 2021 increased $92,060, or 31.3%, as compared to the same period last year, due to higher sales volume across all segments, primarily due to the economic recovery from COVID-19.

Revenue for the six months ended June 30, 2021 increased $59,343, or 9.2%, as compared to the same period last year, due to higher sales volume in the Diversified Industrial and Energy segments, partially offset by lower revenue from the Financial Services segment.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2021 increased $54,373, or 27.7%, as compared to the same period last year, due to increases in the Diversified Industrial and Energy segments. The increases in the Diversified Industrial and Energy segments in the three months ended June 30, 2021 were primarily due to the higher sales volume discussed above.

Cost of goods sold for the six months ended June 30, 2021 increased $42,210, or 10.1%, as compared to the same period last year, due to increases in the Diversified Industrial and Energy segments. The increases in the Diversified Industrial and Energy segments in the six months ended June 30, 2021 were primarily due to the higher sales volume discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2021 increased $2,449, or 3.4%, as compared to the same period last year. The increase was primarily due to higher sales volume, partially offset by an environmental reserve charge of $14,000 in the Diversified Industrial segment related to a legacy, non-operating site during the second quarter of 2020.

SG&A for the six months ended June 30, 2021 decreased $4,679, or 3.2%, as compared to the same period last year, primarily due to an environmental reserve charge of $14,000 in the Diversified Industrial segment related to a legacy, non-operating site during the 2020 period, partially offset by the impact of higher sales volume in the Diversified Industrial and Energy segments, as well as higher personnel costs from the Financial Services segment during the 2021 period.

Asset Impairment Charges

No impairment charges were recorded in the three or six months ended June 30, 2021. During the first quarter of 2020, as a result of COVID-19 related declines in our youth sports business within the Energy segment, intangible assets of $617, primarily customer relationships, were fully impaired.

Interest Expense

Interest expense for the three months ended June 30, 2021 decreased $2,218, or 28.7%, as compared to the same period last year. The decrease for the three months ended June 30, 2021 was primarily due to lower interest rates and lower average debt levels, as compared to the same period of 2020.

Interest expense for the six months ended June 30, 2021 decreased $5,379, or 32.9%, as compared to the same period last year. The lower interest expense for the six months ended June 30, 2021 was primarily due to lower interest rates and lower average debt levels compared to the same period of 2020.

Realized and Unrealized (Gains) Losses on Securities, Net

The Company recorded gains of $4,470 for the three months ended June 30, 2021, as compared to losses of $8,482 in the same period of 2020 and losses of $18,779 for the six months ended June 30, 2021, as compared to losses of $26,484 in 2020. These gains and losses were primarily due to unrealized losses related to the mark-to-market adjustments on the Company's portfolio of securities in both periods, as well as a realized loss on the sale of securities in the first half of 2020.

All Other (Income) Expense, Net

All other expense, net totaled $206 for the three months ended June 30, 2021, as compared to All other expense, net that totaled $15,728 in the same period of 2020. The improvement in the three months ended June 30, 2021 compared to the same period of 2020 is primarily due to lower provision for loan losses during the 2021 period.

All other income, net for the six months ended June 30, 2021, is primarily comprised of: (1) a $19,740 one-time dividend from Aerojet, (2) a pre-tax gain of $8,096 on the sale of OMG’s Edge business and (3) a pre-tax gain of $6,646 on the sale of an idle facility in the Joining Materials business. All other expense, net for the six months ended June 30, 2020 was primarily comprised of provisions for loan losses.

Income Tax Provision (Benefit)

The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include partnership losses for which no tax benefit is recognized, the change in unrealized gains on investments, changes in deferred tax valuation allowances and other permanent differences. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of certain deferred tax assets will not be realized in future periods.

The Company recorded an income tax provision of $35,413 and an income tax benefit of $1,046 for the three months ended June 30, 2021 and 2020, respectively, and an income tax provision of $50,007 and an income tax benefit of $4,490 for the six months ended June 30, 2021 and 2020, respectively. The Company’s effective tax rate was 59.0% and (17.7)% for the three months ended June 30, 2021 and 2020, respectively, and was 49.1% and (39.6)% for the six months ended June 30, 2021 and 2020, respectively. The higher effective tax rate for the six months ended June 30, 2021 is primarily due to an increase in U.S. tax expense related to unrealized gains on investments. The Company incurred pre-tax losses for the six months ended June 30, 2020 which resulted in a negative effective tax rate. Excluding the impact of the unrealized gains on investments, the estimated annual effective tax rate is expected to be approximately 27%.

(Income) Loss of Associated Companies, Net of Taxes

Income from associated companies, net of taxes, decreased $2,053 for the three months ended June 30, 2021, as compared to in the same period. The decrease is primarily due to the absence of increases in the fair value of Aviat common stock in 2020, partially offset by favorable changes in the Company’s investments in STCN preferred and common stock.

Income from associated companies, net of taxes was $28,961 for the six months ended June 30, 2021, as compared to a loss of associated companies, net of tax of $29,614 in the same period in 2020. The improvement is primarily due to favorable changes in the fair value of the Company’s investments in STCN preferred and common stock.

Adjusted EBITDA

Adjusted EBITDA was $74,364 for the three months ended June 30, 2021, as compared to $39,655 in the same period of 2020. Adjusted EBITDA increased by $34,709, primarily due to improved profitability from all operating segments as a result of higher sales volume.

Adjusted EBITDA was $124,140 for the six months ended June 30, 2021, as compared to $77,372 in the same period of 2020. Adjusted EBITDA increased by $46,768 primarily due to improved profitability from both Diversified Industrial and Energy Segments as a result of higher sales volume, as well as from the Financial Services segment driven by lower financial interest expense and lower provision for loan losses.

Segment Analysis

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Diversified Industrial net sales	$305,759	$251,108	$554,248	$512,718
Energy net revenue	41,768	14,302	73,854	52,904
Financial Services revenue	38,906	28,963	72,824	75,961
Total revenue	$386,433	$294,373	$700,926	$641,583
Income (loss) from continuing operations before interest expense and income taxes:
Diversified Industrial	$35,832	$11,070	$63,536	$26,221
Energy	3,644	(1,952)	6,461	(1,750)
Financial Services	23,718	(815)	44,167	3,191
Corporate and other	5,158	(1,610)	27,590	(52,265)
Income from continuing operations before interest expense and income taxes	68,352	6,693	141,754	(24,603)
Interest expense	5,504	7,722	10,970	16,349
Income tax provision (benefit)	35,413	(1,046)	50,007	(4,490)
Net income (loss) from continuing operations	$27,435	$17	$80,777	$(36,462)
(Income) loss of associated companies, net of taxes:
Corporate and other	$(2,840)	$(4,893)	$(28,961)	$29,614
Total	$(2,840)	$(4,893)	$(28,961)	$29,614
Segment depreciation and amortization:
Diversified Industrial	$11,843	$12,383	$23,815	$24,650
Energy	3,066	3,731	6,060	7,487
Financial Services	121	92	245	263
Corporate and other	40	39	79	80
Total depreciation and amortization	$15,070	$16,245	$30,199	$32,480

Diversified Industrial

Net sales for the three months ended June 30, 2021 increased $54,651, or 21.8%, as compared to the same period of 2020. The increase was primarily due to higher sales volume from the Joining Materials business and Building Material business.

Segment operating income for the three months ended June 30, 2021 increased $24,762, as compared to the same period of 2020. Higher operating income for the 2021 period was primarily due to higher sales volume.

Segment adjusted EBITDA for the three months ended June 30, 2021 was $10,427 higher, as compared to the same period in 2020, primarily due to higher sale volume, as well as an environmental reserve charge of $14,000 related to a legacy, non-operating site in the second quarter of 2020,

Net sales for the six months ended June 30, 2021 increased by $41,530, or 8.1%, as compared to the same period of 2020, primarily due to higher sales volume from the Joining Materials business and Building Material business.

Segment operating income for the six months ended June 30, 2021 increased by $37,315, or 142.3%, as compared to the same period of 2020. Higher operating income for the 2021 period was primarily due to: (1) higher sales volume,(2) a $8,096 pre-tax gain on the sale of OMG’s Edge business, (3) a $6,646 pre-tax gain on the sale of an idle facility in the Joining Materials business, and (4) an environmental reserve charge of $14,000 related to a legacy, non-operating site in the second quarter of 2020 that did not recur.

Segment adjusted EBITDA for the six months ended June 30, 2021 was $7,188 higher, as compared to the same period in 2020, primarily due to higher sale volume.

Energy

Net revenue for the three months ended June 30, 2021 increased $27,466, or 192.0%, as compared to the same period of 2020. The increase in net revenue was primarily due to the higher demand from the energy sector due to the rebound of energy prices.

Segment operating results for the three months ended June 30, 2021 increased $5,596, as compared to the same period of 2020, primarily due to higher revenue.

Segment Adjusted EBITDA for the three months ended June 30, 2021 increased $4,199, as compared to the same period of 2020. The increase was primarily driven by higher revenue.

Net revenue for the six months ended June 30, 2021 increased $20,950, or 39.6%, as compared to the same period of 2020. The increase in net revenue was primarily due to the higher demand from the energy sector due to the rebound of energy prices.

Segment operating results for the six months ended June 30, 2021 increased $8,211, as compared to the same period of 2020, primarily due to higher sales volume.

Segment Adjusted EBITDA for the six months ended June 30, 2021 increased $4,924 as compared to the same period of 2020. The increase was primarily driven by higher sales volume.

Financial Services

Revenue for the three months ended June 30, 2021 increased $9,943, or 34.3%, as compared to the same period of 2020. The increase was primarily due to an increase in interest income and fees due to higher origination volume and PPP loan forgiveness and sale of warrants, as compared to the same period of 2020.

Segment operating results for the three months ended June 30, 2021 increased $24,533, as compared to the same period of 2020. The increase was primarily due to the benefit from a lower provision for loan losses of $15,820, decrease in finance interest expense of $848, as well as impact from higher revenue, partially offset by higher SG&A costs driven by incremental personnel costs as compared to the same period of 2020. The lower provision for loan losses was due to the reversal of certain COVID-19 related qualitative and environmental factor reserves due to better than expected loan performance and higher than expected loan paydowns. The lower finance interest expense was due to a decrease in deposit balances and interest rates.

Segment Adjusted EBITDA for the three months ended June 30, 2021 increased $23,934, as compared to the same period of 2020, primarily due to the benefit from lower provision for loan losses and lower interest expense, as well as higher revenue.

Revenue for the six months ended June 30, 2021 decreased $3,137, or 4.1%, as compared to the same period of 2020. 2020. The decrease was primarily due to a decrease in interest income and fees due to lower origination volume and balances, partially offset by PPP loans.

Segment operating income for the six months ended June 30, 2021 increased $40,976, or 1,284.1%, as compared to the same period of 2020. The higher operating income was primarily due to lower finance interest expense of $2,050 and lower provision for loan losses of $42,672 for the six months ended June 30, 2021, despite lower revenue. The lower finance interest expense was due to a decrease in interest rates and lower deposit balances. WebBank's allowance for loan losses has decreased in 2020, primarily driven by lower loan balances, partially offset by the impact of COVID-19.

Segment Adjusted EBITDA for the six months ended June 30, 2021 increased 40,100, as compared to the same period of 2020, primarily due to the benefit from lower provision for loan losses and lower interest expense, partially offset by lower revenue.

Corporate and Other

Operating incomes were $5,158 and $27,590 for the three and six months ended June 30, 2021 as compared to losses of $1,610 and $52,265 for the three and six months ended June 30, 2020. The fluctuations were primarily due to changes in investment gains and losses from both marketable securities and associated companies.

Incentive Unit Awards

In 2012, SPLP issued to the Manager partnership profits interests in the form of Incentive Units which entitle the holder generally to share in 15% of the increase in the equity value of the Company, based on the volume weighted average price of the Company’s common units for the 20 trading days prior to the year end measurement date. In 2015, the Manager assigned its rights to Incentive Units to a related party, SPH SPV-I LLC. Vesting in Incentive Units is measured annually on the last day of the Company’s fiscal year and is based upon exceeding a baseline equity value per common unit which is currently $19.65 and was determined when the most recent award vested on December 31, 2017. The number of outstanding Incentive Units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The measurement date equity value per common unit is determined by calculating the volume weighted average price of the Company’s common units for 20 trading days prior to a measurement date. If an Incentive Unit award vests as of an annual measurement date they will be issued as Class C units. The Class C units are identical to the LP Units in all respects, except that net losses are not allocated to a holder of Class C units, liquidating distributions made by the Company to such holder may not exceed the amount of its capital account allocable to such Class C units and such Class C units may not be sold in the public market, until they have converted into LP Units. At such time that the amount of the capital account allocable to a Class C unit is equal to the amount of the capital account allocable to an LP Unit, such Class C unit shall convert automatically into an LP Unit.

Upon vesting in Incentive Units, the baseline equity value will be recalculated as the new baseline equity value to be assessed at the next annual measurement date. If the baseline equity value is not exceeded as of an annual measurement date, then no portion of annual incentive units will be classified as Class C common units for that year and the baseline equity value per common unit will be the same amount as determined upon the prior vesting. The Class C units are identical to the LP Units in all respects, except that net losses are not allocated to a holder of Class C units, liquidating distributions made by the Company to such holder may not exceed the amount of its capital account allocable to such Class C units and such Class C units may not be sold in the public market, until they have converted into LP Units. At such time that the amount of the capital account allocable to a Class C unit is equal to the amount of the capital account allocable to an LP Unit, such Class C unit shall convert automatically into an LP Unit. No Class C common units were vested in 2020. If June 30, 2021, were the annual measurement date, then approximately 1,000,000 Incentive Units would vest and be issued as Class C common units based upon the volume weighted-average price of the Company's common units for 20 trading days prior to June 30, 2021; however, vesting only occurs based on the value of the Company’s common units at the annual measurement date on December 31, 2021 and therefore, more, fewer, or no Incentive Units may vest for 2021.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows from continuing operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$14,997	$259,892
Net cash provided by (used in) investing activities	215,121	(2,011,914)
Net cash used in financing activities	(140,300)	1,721,225
Net change for the period	$89,818	$(30,797)

Cash Flows from Operating Activities

Net cash provided by operating activities of continuing operations for the six months ended June 30, 2021 was $14,997. Net income from continuing operations of $80,777 plus adjustments for certain non-cash items were offset by net cash usage of $116,234 relating to changes in operating assets and liabilities. The net cash used by changes in operating assets and liabilities was primarily due to an increase in loans held for sale of $52,921, an increase of $42,642 in trade and other receivables, an increase in inventories of $22,484 and a decrease in accounts payable, accrued and other liabilities of $7,077, partially offset by a decrease in prepaid expenses and other assets of $8,890. Net cash provided by discontinued operations was $128 for the six months ended June 30, 2021.

Net cash provided by operating activities of continuing operations for the six months ended June 30, 2020 was $259,892. Net loss from continuing operations of $36,462 was offset by certain non-cash items and a net cash generation of $168,821 relating to changes in operating assets and liabilities. The net cash generated by changes in operating assets and liabilities was primarily due to a decrease of $153,635 in loans held for sale due to the timing of loan originations, which can vary significantly from period-to-period since these loans are typically sold after origination, a decrease in trade and other receivables of $9,708, a decrease in inventories of $5,746 and a decrease in prepaid expenses and other assets of $1,746, partially offset by a decrease in in accounts payable, accrued and other liabilities of $2,014. Net cash used in discontinued operations was $1,671 for the six months ended June 30, 2020.

Cash Flows from Investing Activities

Net cash provided by investing activities of continuing operations for the six months ended June 30, 2021 was $215,121. Significant items included a decrease in loan originations, net of collections of $186,633, proceeds from net sales of investments of $19,434, proceeds from the sale of the OMG Edge business for $16,000 and proceeds from the sale of property, plant and equipment of $6,979, partially offset by purchases of property, plant and equipment of $13,925.

Net cash used in investing activities of continuing operations for the six months ended June 30, 2020 was $2,011,914. Significant items included an increase in loan originations, net of collections, of $2,023,616, purchases of property, plant and equipment of $11,035 and net cash paid for the Metallon, Inc. acquisition of $3,500, partially offset by proceeds from net sales of investments of $23,170 and proceeds from sale of property, plant and equipment of $3,067.

Cash Flows from Financing Activities

Net cash used in financing activities of continuing operations for the six months ended June 30, 2021 was $140,300. Significant items included PPP loan repayments of $1,174,657, net revolver payments of $36,374, term loan repayments of $5,113, purchases of the Company's common units of $28,612 and distributions to preferred unitholders of $4,817, partially offset by proceeds from PPP loan borrowings of $1,053,980 and an increase in deposits of $55,293.

Net cash provided by financing activities for the six months ended June 30, 2020 was $1,721,225. Significant items included PPP loan borrowings of $2,032,236 and net revolver borrowings of $33,654, partially offset by a net decrease in deposits of $296,714, payments to redeem SPLP preferred units of $40,000, term loan repayments of $6,477 and deferred finance charges of $1,474.

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

The Company's senior credit facility ("Credit Agreement") consists of a revolving credit facility in an aggregate principal amount not to exceed $500,000 and a $177,500 term loan with quarterly amortization of $2,500. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, each as defined in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial covenants as of June 30, 2021. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire on November 14, 2022, and all outstanding amounts will be due and payable.

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

As of June 30, 2021, the Company's working capital was $517,484, as compared to working capital of $286,302 as of December 31, 2020. The Company's total availability under the Credit Agreement was approximately $376,979 as of June 30, 2021. During the six-month period ended June 30, 2021, capital expenditures were $13,925, as compared to $11,035 for the same period of 2020. The Company currently expects full year capital expenditures in the range of $34,000 to $44,000 in 2021, as compared to $23,226 in 2020. The Company and its subsidiaries have ongoing commitments, which include funding of the minimum requirements of its subsidiaries' pension plans. Pension expense is included in Selling, general and administrative expenses in the consolidated statements of operations. During the six months ended June 30, 2021, the Company contributed $36,500 to its pension plans, which includes 2020 contributions of $27,400 that were deferred until January 4, 2021 under the CARES Act. The Company currently estimates it will contribute an additional amount of $5,200 to its pension plans during the second half of 2021. Required future pension contributions are estimated based upon assumptions such discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $209,303 and $117,553 in cash and cash equivalents, time deposits placed at other institutions and federal funds sold as of June 30, 2021 and December 31, 2020, respectively. WebBank had $40,000 in lines of credit from its correspondent banks as of both June 30, 2021 and December 31, 2020. WebBank had $65,109 and $30,590 available from the Federal Reserve discount window as of June 30, 2021 and December 31, 2020, respectively. Therefore, WebBank had a total of $314,412 and $188,143 in cash, lines of credit and access to the Federal Reserve Bank discount window as of June 30, 2021 and December 31, 2020, respectively, which represents approximately 38.7% and 29.4%, respectively, of WebBank's total assets, excluding PPP loans.

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

As of June 30, 2021, the Company reviewed its goodwill, other intangible assets and long-lived assets for indicators of impairment as a result of the impact of the COVID-19 pandemic. The Company reviewed its previous forecasts and assumptions based on its current projections, which are subject to various risks and uncertainties, including forecasted revenues, expenses and cash flows, the duration and extent of the impact to our businesses from the COVID-19 pandemic and the Company's market capitalization. In connection with the Company's 2020 annual fourth quarter goodwill impairment testing and as a result of declines in customer demand in the Performance Materials reporting unit, which is included in the Diversified Industrial segment, the Company determined its fair value was less than its carrying value. The Company partially impaired the Performance Materials reporting units' goodwill and recorded a $1,100 charge in Goodwill impairment charges in the consolidated statement of operations for the year ended December 31, 2020. While the Company did not identify further indicators of impairment for Performance Materials as of June 30, 2021, it may be at risk of further impairment in the future if the business does not perform as expected, including if it does not recover as planned from the COVID-19 pandemic, or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital. As of June 30, 2021, the Performance Materials' reporting unit had $6,808 of goodwill.

Based on the Company's interim impairment assessment as of June 30, 2021, the Company determined that its goodwill, other intangible assets and long-lived assets are not impaired. However, as a result of the COVID-19 pandemic, it is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets are impaired. The Company performed an interim impairment test of Electrical Products’ goodwill and other long-lived assets as of March 31, 2021 and determined goodwill and other long-lived assets were not impaired. The fair value of the Electrical Products reporting unit was 6% higher than its carrying value as of March 31, 2021. At June 30, 2021, the goodwill related to the Electrical Products reporting unit within the Diversified Industrial segment is at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to further economic downturns, decreased customer demand for Electrical Products' services, or an inability to execute management’s business strategies. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods. As of June 30, 2021, the Electrical Products' reporting unit had goodwill of $46,445.

There were no material changes to our critical accounting policies during the six months ended June 30, 2021, as compared to those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2021 due to material weaknesses in internal control over financial reporting described in management’s report on internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2020.

Notwithstanding the identified material weaknesses, management, including our Principal Executive Officer and Principal Financial Officer has determined, based on the procedures we have performed, that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows as of June 30, 2021 and for the periods presented in accordance with U.S. GAAP.

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

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management, under the oversight of the Audit Committee, continues to enhance its internal control over financial reporting and to take steps to remediate the material weaknesses identified during the year ended December 31, 2020 primarily due to errors in the financial statements of a division within our Electrical Products business within the Diversified Industrial segment. Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout the remainder of 2021 and into 2022. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. During the six months ended June 30, 2021 we made progress on the remediation of the control deficiencies noted above. Management's current plans include the following:

•Hiring new finance team members with the appropriate experience, certifications, education and training for key financial reporting and accounting positions. Management believes that the addition of skilled personnel will help to facilitate adherence to policies, procedures and controls to strengthen our control environment. During the six months ended June 30, 2021, the Electrical Products business hired a new president, chief financial officer and controller and is continuing to augment its finance and accounting team with additional professionals with the appropriate level of accounting and internal controls experience. The Electrical Products business also hired a new human resources leader tasked with raising the awareness of the importance of transparency and improving the communications culture and processes.
•Implementing controls to formalize roles and review responsibilities to align with the skills and experience of personnel, and implement formal controls over segregation of duties. We have engaged a third-party firm with assisting the Company in evaluating its overall internal controls program including the overall allocation of responsibilities. We are enhancing our overall risk assessment approach including formalizing the overall IT risk assessment process. Additionally, we will update our risk and control matrices, with a particular focus on management review controls at the operating companies as well as corporate. We will also focus on standardizing our processes and enhance our key controls to address material risks.
•Updating our (i) existing accounting policies to eliminate subjective judgments where possible and (ii) internal control framework to promote consistency across the organization to support compliance with U.S. GAAP and regulatory requirements.
•Improve the design of our existing monitoring and oversight control activities at the corporate and divisional level, including additional layers of examination to ensure appropriate review procedures over journal entries and account reconciliations have taken place and have been documented appropriately. We are enhancing our key enterprise controls including financial operations reviews, balance sheet reviews and processes for performing and monitoring the account reconciliation process. We are currently evaluating the process of timely communication of significant information between Corporate and the operating companies regarding significant judgments, estimates and other key items which may have financial statement impacts.
•Providing additional training to employees throughout the Company on (i) the Company's ethics and integrity policies included in the Code of Business Conduct and its Core Values and (ii) the whistleblower program. Management plans to enhance compliance practices, including the update and distribution of our Code of Business Conduct, whistleblower and ethics policies, which will continue to require annual certification by all employees. An annual Code of Conduct training is planned for the third quarter of 2021. The Company has also implemented a company-wide training initiative focused on internal controls, accounting and financial reporting considerations.

We believe the measures described above will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

The Board of Directors of Steel Partners Holdings GP Inc. ("Board of SPH GP"), the general partner of SPLP, has approved the repurchase of up to an aggregate of 6,519,001 of the Company's common units ("Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. On May 12, 2021, the Board of SPH GP, approved an increase of 1,019,001 units to the Repurchase Program. In the three months ended June 30, 2021, the Company repurchased 1,351,488 common units for $28,612. Since inception of the Repurchase Program the Company has purchased 5,709,436 common units for an aggregate price of approximately $82,957. As of June 30, 2021, there remained 809,565 units that may yet be purchased under the Repurchase Program.

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 through April 30, 2021	661,053	$15.34	661,053	480,999
May 1, 2021 through May 31, 2021	324,339	$25.66	324,339	1,175,661
June 1, 2021 through June 30, 2021	366,096	$27.72	366,096	809,565
Total	1,351,488		1,351,488

Item 6. Exhibits

Exhibit No.	Description

Exhibit 10.1#
Steel Partners Holdings L.P. Second Amended and Restated 2018 Incentive Award Plan is incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 27, 2021.

Exhibit 10.2*#	Steel Partners Holdings L.P. Second Amended and Restated 2018 Incentive Award Plan Form Restricted Unit Agreement (Directors).

Exhibit 10.3*#	Steel Partners Holdings L.P. Second Amended and Restated 2018 Incentive Award Plan Form Restricted Unit Agreement.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

* Filed herewith.

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 5, 2021	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.,
Its General Partner

		By:	/s/ Jason Wong
Jason Wong
Chief Financial Officer and Authorized Signatory
(Principal Financial and Principal Accounting Officer)