Form 10-Q
period 2021-09-30
STEEL PARTNERS HOLDINGS L.P.
filed 2021-11-12
CIK 1452857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

The number of common units outstanding as of November 1, 2021 was 21,139,183.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(unaudited)
(in thousands, except common units)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$132,743	$135,788
Marketable securities	—	106
Trade and other receivables - net of allowance for doubtful accounts of $3,590 and $3,368, respectively	202,730	164,106
Receivables from related parties	3,151	2,073
Loans receivable, including loans held for sale of $159,241 and $88,171, respectively, net	504,407	306,091
Inventories, net	169,697	137,086
Prepaid expenses and other current assets	45,884	58,053
Total current assets	1,058,612	803,303
Long-term loans receivable, net	746,204	2,183,017
Goodwill	148,028	150,852
Other intangible assets, net	124,337	138,581
Deferred tax assets	16,983	66,553
Other non-current assets	40,620	42,068
Property, plant and equipment, net	213,737	228,992
Operating lease right-of-use assets	28,249	29,715
Long-term investments	256,615	291,297
Total Assets	$2,633,385	$3,934,378
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$133,032	$100,759
Accrued liabilities	77,390	69,967
Deposits	292,357	285,393
Payables to related parties	1,474	4,080
Short-term debt	34	397
Current portion of long-term debt	11,206	10,361
Other current liabilities	47,430	46,044
Total current liabilities	562,923	517,001
Long-term deposits	197,156	70,266
Long-term debt	252,201	323,392
Other borrowings	668,392	2,090,223
Preferred unit liability	148,895	146,892
Accrued pension liabilities	139,783	183,462
Deferred tax liabilities	2,112	2,169
Long-term operating lease liabilities	20,386	21,845
Other non-current liabilities	36,595	39,906
Total Liabilities	2,028,443	3,395,156
Commitments and Contingencies
Capital:
Partners' capital common units: 21,235,338 and 22,920,804 issued and outstanding (after deducting 16,598,557 and 14,916,635 units held in treasury, at cost of $257,547 and $219,245), respectively	772,614	707,309
Accumulated other comprehensive loss	(172,832)	(172,649)
Total Partners' Capital	599,782	534,660
Noncontrolling interests in consolidated entities	5,160	4,562
Total Capital	604,942	539,222
Total Liabilities and Capital	$2,633,385	$3,934,378
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Diversified Industrial net sales	$306,471	$274,420	$860,719	$787,138
Energy net revenue	45,862	22,378	119,716	75,282
Financial Services revenue	39,780	33,535	112,604	109,496
Total revenue	392,113	330,333	1,093,039	971,916
Costs and expenses:
Cost of goods sold	252,819	220,633	712,101	637,705
Selling, general and administrative expenses	80,405	67,399	223,793	215,466
Asset impairment charges	—	—	—	617
Finance interest expense	1,790	2,537	6,649	9,446
Provision for (benefit from) loan losses	437	(9,684)	(1,845)	30,706
Interest expense	5,089	6,988	16,059	23,337
Realized and unrealized losses (gains) on securities, net	21,453	(969)	40,232	25,515
Other income, net	(1,091)	(1,577)	(36,984)	(4,544)
Total costs and expenses	360,902	285,327	960,005	938,248
Income from continuing operations before income taxes and equity method investments	31,211	45,006	133,034	33,668
Income tax provision	6,428	13,533	56,435	9,043
Loss (income) of associated companies, net of taxes	2,685	(3,194)	(26,276)	26,420
Net income (loss) from continuing operations	22,098	34,667	102,875	(1,795)
Discontinued operations (see Note 3)
Gain (loss) from discontinued operations, net of taxes	7	(21)	135	(2,602)
Net gain (loss) on deconsolidation of discontinued operations	—	1,161	—	(21,787)
Net gain (loss) from discontinued operations, net of taxes	7	1,140	135	(24,389)
Net income (loss)	22,105	35,807	103,010	(26,184)
Net loss (income) attributable to noncontrolling interests in consolidated entities (continuing operations)	195	(248)	(519)	(569)
Net income (loss) attributable to common unitholders	$22,300	$35,559	$102,491	$(26,753)
Net income (loss) per common unit - basic
Net income (loss) from continuing operations	$1.06	$1.38	$4.69	$(0.10)
Net income (loss) from discontinued operations	—	0.05	0.01	(0.98)
Net income (loss) attributable to common unitholders	$1.06	$1.43	$4.70	$(1.08)
Net income (loss) per common unit - diluted
Net income (loss) from continuing operations	$0.92	$0.72	$3.63	$(0.10)
Net income (loss) from discontinued operations	—	0.02	—	(0.98)
Net income (loss) attributable to common unitholders	$0.92	$0.74	$3.63	$(1.08)
Weighted-average number of common units outstanding - basic	21,018,615	24,874,281	21,816,833	24,844,114
Weighted-average number of common units outstanding - diluted	27,672,551	52,067,382	30,715,447	24,844,114

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$22,105	$35,807	$103,010	$(26,184)
Other comprehensive (loss) income, net of taxes:
Unrealized gains on available-for-sale debt securities	182	—	182	—
Currency translation adjustments	(762)	1,379	(365)	(184)
Other comprehensive (loss) income	(580)	1,379	(183)	(184)
Comprehensive income (loss)	21,525	37,186	102,827	(26,368)
Comprehensive loss (income) attributable to noncontrolling interests	195	(248)	(519)	(569)
Comprehensive income (loss) attributable to common unitholders	$21,720	$36,938	$102,308	$(26,937)

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2020	37,837,439	(14,916,635)	$(219,245)	$707,309	$(172,649)	$534,660	$4,562	$539,222
Net income	—	—	—	52,951	—	52,951	391	53,342
Currency translation adjustments	—	—	—	—	(217)	(217)	—	(217)
Equity compensation - restricted units	28,588	—	—	363	—	363	—	363
Balance as of March 31, 2021	37,866,027	(14,916,635)	(219,245)	760,623	(172,866)	587,757	4,953	592,710
Net income	—	—	—	27,240	—	27,240	323	27,563
Currency translation adjustments	—	—	—	—	614	614	—	614
Equity compensation - restricted units	(36,104)	—	—	354	—	354	—	354
Purchases of SPLP common units	—	(1,351,488)	(28,612)	(28,612)	—	(28,612)	—	(28,612)
Balance as of June 30, 2021	37,829,923	(16,268,123)	(247,857)	759,605	(172,252)	587,353	5,276	592,629
Net income	—	—	—	22,300	—	22,300	(195)	22,105
Unrealized gains on available-for-sale securities	—	—	—	—	182	182	—	182
Currency translation adjustments	—	—	—	—	(762)	(762)	—	(762)
Equity compensation - restricted units	3,972	—	—	399	—	399	—	399
Purchases of SPLP common units	—	(330,434)	(9,690)	(9,690)	—	(9,690)	—	(9,690)
Other, net	—	—	—	—	—	—	79	79
Balance as of September 30, 2021	37,833,895	(16,598,557)	$(257,547)	$772,614	$(172,832)	$599,782	$5,160	$604,942

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2019	37,670,992	(12,647,864)	$(198,781)	$654,249	$(191,422)	$462,827	$3,806	$466,633
Net (loss) income	—	—	—	(60,878)	—	(60,878)	130	(60,748)
Currency translation adjustments	—	—	—	—	(2,936)	(2,936)	—	(2,936)
Equity compensation - restricted units	(9,854)	—	—	104	—	104	—	104
Deconsolidation of API (see Note 3)	—	—	—	—	17,481	17,481	—	17,481
Other, net	—	—	—	(2)	—	(2)	60	58
Balance as of March 31, 2020	37,661,138	(12,647,864)	(198,781)	593,473	(176,877)	416,596	3,996	420,592
Net (loss) income	—	—	—	(1,434)	—	(1,434)	191	(1,243)
Currency translation adjustments	—	—	—	—	1,373	1,373	—	1,373
Equity compensation - restricted units	(84,021)	—	—	49	—	49	—	49
Other, net	—	—	—	(3)	—	(3)	28	25
Balance as of June 30, 2020	37,577,117	(12,647,864)	(198,781)	592,085	(175,504)	416,581	4,215	420,796
Net (loss) income	—	—	—	35,559	—	35,559	248	35,807
Unrealized gains on derivative financial instruments	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	1,379	1,379	—	1,379
Equity compensation - restricted units	260,360	—	—	334	—	334	—	334
Other, net	—	—	—	(1)	—	(1)	66	65
Balance as of September 30, 2020	37,837,477	(12,647,864)	$(198,781)	$627,977	$(174,125)	$453,852	$4,529	$458,381

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$103,010	$(26,184)
Gain (loss) from discontinued operations	135	(24,389)
Net income (loss) from continuing operations	102,875	(1,795)
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
(Benefit from) provision for loan losses	(1,845)	30,706
(Income) loss of associated companies, net of taxes	(26,276)	26,420
Realized and unrealized losses on securities, net	40,232	25,515
Gain on sale of Edge business	(8,096)	—
Gain on sale of property, plant and equipment	(6,646)	—
Derivative gains on economic interests in loans	(3,819)	(3,692)
Deferred income taxes	45,679	4,714
Depreciation and amortization	45,192	48,735
Non-cash lease expense	7,650	6,890
Equity-based compensation	1,116	589
Asset impairment charges	—	617
Other	(340)	3,619
Net change in operating assets and liabilities:
Trade and other receivables	(42,365)	(1,995)
Inventories	(34,428)	4,137
Prepaid expenses and other assets	12,199	(1,041)
Accounts payable, accrued and other liabilities	(1,174)	7,967
Net (increase) decrease in loans held for sale	(71,070)	144,844
Net cash provided by operating activities - continuing operations	58,884	296,230
Net cash provided by (used in) operating activities - discontinued operations	135	(1,649)
Total cash provided by operating activities	59,019	294,581
Cash flows from investing activities:
Purchases of investments	(9,018)	(7,256)
Proceeds from sales of investments	24,667	2,327
Proceeds from maturities of investments	8,292	32,995
Loan originations, net of collections	782,032	(2,022,276)
Proceeds from sales of loans	530,969	—
Purchases of property, plant and equipment	(19,556)	(15,581)
Proceeds from sale of property, plant and equipment	6,979	3,067
Proceeds from sale of Edge business	16,000	—
Acquisition, net of cash acquired	—	(3,500)
Other	182	—
Net cash provided by (used in) investing activities - continuing operations	1,340,547	(2,010,224)
Net cash provided by (used in) investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	1,340,547	(2,010,224)
Cash flows from financing activities:
Net revolver repayments	(63,013)	(26,948)
Repayments of term loans	(7,697)	(8,181)
Purchases of the Company's common units	(38,302)	—
Repayments of other borrowings	(2,476,640)	—
Proceeds from other borrowings	1,056,749	2,159,721
Distribution to preferred unitholders	(7,225)	(40,000)
Deferred finance charges	—	(1,474)
Net increase (decrease) in deposits	133,854	(365,859)
Net cash (used in) provided by financing activities - continuing operations	(1,402,274)	1,717,259
Net cash used in financing activities - discontinued operations	—	—
Net cash (used in) provided by financing activities	(1,402,274)	1,717,259
Net change for the period	(2,708)	1,616
Effect of exchange rate changes on cash and cash equivalents	(337)	182
Cash, cash equivalents and restricted cash at beginning of period	135,788	137,948
Cash, cash equivalents and restricted cash at end of period	$132,743	$139,746
See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All dollar amounts used in the Notes to Consolidated Financial Statements are in thousands, except per common and preferred unit, per share and per ounce data, or otherwise as noted.

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of the Business

Steel Partners Holdings L.P. ("SPLP" or the "Company") is a diversified global holding company that engages in multiple businesses through consolidated subsidiaries and other interests. It owns and operates businesses and has significant interests in various companies, including diversified industrial products, energy, defense, supply chain management and logistics, direct marketing, banking and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy and Financial Services, which are managed separately and offer different products and services. For additional details related to the Company's reportable segments, see Note 18 - "Segment Information." Steel Partners Holdings GP Inc. ("SPH GP"), a Delaware corporation, is the general partner of SPLP and is wholly-owned by SPLP. The Company is managed by SP General Services LLC ("Manager"), pursuant to the terms of an amended and restated management agreement (the "Management Agreement") discussed in further detail in Note 17 - "Related Party Transactions."

Impact of COVID-19

The ongoing novel coronavirus ("COVID-19") pandemic is a continuously evolving situation around the world and has negatively impacted and could continue to negatively impact the global economy. While the negative effects from the COVID-19 pandemic in the first half of 2020 were material to the Company's operating results, the Company experienced sales growth during the second half of 2020 and continued to experience such growth for the first three quarters of 2021. The Company’s operating results will be subject to fluctuations based upon general economic conditions and the extent to which COVID-19 may impact its business will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration and severity of the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and the extent and severity of the impact on the Company's customers and suppliers. The Company continues to actively monitor the COVID-19 pandemic and its potential impacts on the Company's employees, customers, suppliers and financial results. During the year ended December 31, 2020, as the COVID-19 pandemic progressed, the Company initiated many cost reducing actions to help mitigate the financial impact of the pandemic. The Company continues to evaluate further or continued actions as circumstances warrant.

Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2021 and for the three and nine-month periods ended September 30, 2021 and 2020, which have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods, include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected herein. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements in its Annual Report on Form 10-K (the "Form 10-K") for the year ended December 31, 2020, from which the consolidated balance sheet as of December 31, 2020 has been derived.

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

The Company assessed the materiality of the errors in its historical annual consolidated financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") Topic 1.M, Materiality, codified in Accounting Standards Codification ("ASC") 250, Accounting Changes and Error Corrections, and concluded that the errors were not material to the previously filed annual consolidated financial statements or corresponding unaudited interim periods but would be material in the aggregate if corrected solely in the consolidated financial statements as of and for the year ended December 31, 2020. In accordance with ASC 250 (SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company corrected for these errors by revising previously filed 2019 annual consolidated financial statements, including the impact to beginning Partners' capital, in connection with the filing of its Form 10-K for the year ended December 31, 2020. The revised annual consolidated financial statements also included adjustments to correct certain other immaterial errors, including errors that had previously been adjusted for and disclosed as out of period corrections in the period identified.

Additionally, in connection with the filing of this Form 10-Q (this "Form 10-Q"), the Company has disclosed the impact of the restatement to the consolidated interim financial statements as of and for the three and nine months ended September 30, 2020, to correct for the errors. The accompanying footnotes have also been corrected to reflect the impact of the revisions of the previously filed 2020 interim consolidated financial statements. Refer to Note 21 - "Restatement of Previously Issued Consolidated Financial Statements" for reconciliations between as reported and as revised quarterly amounts.

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

Adoption of New Accounting Standards

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. ASU 2020-01 clarifies the interaction between accounting standards related to equity securities, equity method investments and certain derivatives, and is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. The Company adopted ASU 2020-01 on January 1, 2021 and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Accounting Standards Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 provides entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, that are within the scope of Subtopic 326-20, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. The new standards were to be effective for the Company's 2020 fiscal year. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This new standard amended the effective date of Topic 326 for smaller reporting companies until January 1, 2023. A company's determination about whether it is eligible to be a smaller reporting company is based on its most recent determination as of November 15, 2019, in accordance with SEC regulations. As of this date, the Company met the SEC definition of a smaller reporting company. Therefore, the Company will not be required to adopt Topic 326 until January 1, 2023. The Company is currently evaluating the potential impact of this new guidance; however, it expects that it could have a significant impact on the Company's allowance for loan losses (the "ALLL").

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

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible debt instruments by removing certain accounting separation models as well as the accounting for debt instruments with embedded conversion features that are not required to be accounted for as derivative instruments. The ASU also updates and improves the consistency of earnings per share calculations for convertible instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements and related disclosures.

2. REVENUES

Disaggregation of Revenues

Revenues are disaggregated at the Company's segment level since the segment categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. For additional details related to the Company's reportable segments, see Note 18 - "Segment Information."

The following table presents the Company's revenues disaggregated by geography for the three and nine months ended September 30, 2021 and 2020. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$370,085	$310,484	$1,026,079	$911,537
Foreign	22,028	19,849	66,960	60,379
Total revenue	$392,113	$330,333	$1,093,039	$971,916

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections result in billed trade receivables, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the contract asset balance was $10,239 and $17,119, respectively.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts that are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheets, based on the timing of when the Company expects to recognize revenue.

Contract Liabilities
Balance at December 31, 2020	$7,707
Deferral of revenue	8,026
Recognition of unearned revenue	(12,636)
Balance at September 30, 2021	$3,097

Balance at December 31, 2019	$6,820
Deferral of revenue	11,515
Recognition of unearned revenue	(12,079)
Balance at September 30, 2020	$6,256

3. DISCONTINUED OPERATIONS

On January 31, 2020, the Company announced that API Group Limited and certain of its affiliates commenced administration proceedings in the United Kingdom The purpose of the administration proceedings is to facilitate an orderly sale or wind-down of its United Kingdom operations, which include API Laminates Limited and API Foils Holdings Limited. In the United States, API Americas Inc. voluntarily filed for Chapter 11 proceedings in Bankruptcy Court on February 2, 2020, in order to facilitate the sale or liquidation of its U.S. assets. The API Americas Inc. Chapter 11 bankruptcy proceedings were closed by the Bankruptcy Court on December 21, 2020. The API entities were wholly-owned subsidiaries of the Company and part of the Diversified Industrial segment. The Company deconsolidated the API entities on January 31, 2020 as it no longer held a controlling financial interest as of that date. On the date of the deconsolidation, the Company believed that API became a variable interest entity. The Company determined at deconsolidation that it was not the primary beneficiary of API as the Company no longer held a controlling financial interest in API and the Company lacked significant decision-making ability.

The components of Net gain (loss) from discontinued operations, net of taxes in the accompanying consolidated statements of operations are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gain (loss) from operations of discontinued operation	$7	$(21)	$135	$(2,602)
Gain upon initial deconsolidation of API	—	—	—	30,516
Loss from guarantee liability	—	1,161	—	(52,303)
Net gain (loss) from discontinued operations, net of taxes	$7	$1,140	$135	$(24,389)

All amounts associated with API have been removed from the Company's financial statements and footnotes, and reported in discontinued operations as described herein.

The following represents the detail of Gain (loss) from discontinued operations, net of taxes in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$6,388
Costs and expenses:
Cost of goods sold	—	—	—	6,085
Selling, general and administrative expenses	(7)	21	(135)	2,520
Other expenses, net	—	—	—	385
Total costs and expenses	(7)	21	(135)	8,990
Gain (loss) before income taxes	7	(21)	135	(2,602)
Income tax benefit	—	—	—	—
Gain (loss) from discontinued operations, net of taxes	$7	$(21)	$135	$(2,602)

4. ACQUISITIONS AND DIVESTITURES

Acquisition

On January 23, 2020, the Company, through its wholly-owned subsidiary, OMG, Inc. ("OMG"), completed the acquisition of Metallon, Inc. ("Metallon"), which is in the business of manufacturing plugs for the composite exterior deck market, for a cash purchase price of $3,500. The assets acquired included goodwill of $2,300, other intangible assets, primarily unpatented technology, of $800 and property, plant and equipment of $400. No liabilities or contingent consideration were included in the acquisition. Prior to the acquisition, Metallon was the exclusive supplier of plugs to OMG for composite exterior decks, and this acquisition will provide OMG with additional control of its supply chain, production costs and overall product margin. OMG is included in the Company's Diversified Industrial segment. The goodwill of $2,300 is deductible for income tax purposes and will be amortized over 15 years. The final purchase price and purchase price allocation of Metallon were finalized as of September 30, 2020, with no significant changes to preliminary amounts.

Divestiture

On February 1, 2021, the Company completed the sale of its Edge business for a sales price of $16,000. The Company recognized a pre-tax gain of $8,096 which is presented in Other income, net in the consolidated statement of operations during the three months ended March 31, 2021. Edge provided roofing edge products and components utilized in the securement of perimeter roof edges and was part of the Company's OMG business in the Diversified Industrial segment. Edge recognized net sales of $17,534 and operating income of $1,250 for the year ended December 31, 2020.

5. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classifications of Loans receivable, including loans held for sale, held by WebBank as of September 30, 2021 and December 31, 2020 are as follows:

	Total				Current		Non-current
	September 30, 2021	%	December 31, 2020	%	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Loans held for sale	$159,241		$88,171		$159,241	$88,171	$—	$—

Commercial real estate loans	$624	—%	$672	—%	—	—	624	672
Commercial and industrial	979,667	89%	2,279,672	94%	262,948	221,469	716,719	2,058,203
Consumer loans	124,750	11%	147,652	6%	95,889	23,510	28,861	124,142
Total loans	1,105,041	100%	2,427,996	100%	358,837	244,979	746,204	2,183,017
Less:
Allowance for loan losses	(13,671)		(27,059)		(13,671)	(27,059)	—	—
Total loans receivable, net	$1,091,370		$2,400,937		345,166	217,920	746,204	2,183,017
Loans receivable, including loans held for sale (a)					$504,407	$306,091	$746,204	$2,183,017
(a)    The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, was $1,248,578 and $2,498,218 as of September 30, 2021 and December 31, 2020, respectively.

Loans with a carrying value of approximately $121,406 and $23,248 were pledged as collateral for potential borrowings as of September 30, 2021 and December 31, 2020, respectively. WebBank serviced $2,796 and $2,828 in loans for others as of September 30, 2021 and December 31, 2020, respectively.

WebBank sold loans classified as loans held for sale of $7,094,150 and $7,916,168 during the nine months ended September 30, 2021 and 2020, respectively. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of consumer and small business loans. Amounts added to loans held for sale during the same periods were $7,177,820 and $7,773,535, respectively. The reduction in activity for loans held for sale as of September 30, 2021 reflects the impact of reduced lending by WebBank's partners due to the economic impact of the COVID-19 pandemic. Such factors include lower sales volumes at WebBank's partners as well as tightening their credit policies. This in turn has reduced the volume of loans being initiated by, and then sold by, WebBank.

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
•Value of underlying collateral

Changes in the level of the ALLL reflect changes in these factors. The magnitude of the impact of each of these factors on the qualitative assessment of the ALLL changes from quarter to quarter according to the extent these factors are already reflected in historic loss rates and according to the extent these factors diverge from one another. Also considered is the uncertainty inherent in the estimation process when evaluating the ALLL. WebBank's ALLL decreased $1,709, or 11%, during the three months ended September 30, 2021 and decreased $13,388 or 49% during the nine months ended September 30, 2021. This decrease was driven by lower than expected COVID-19 related losses and higher paydowns, which allowed WebBank to release a portion of the allowance for COVID-19 related qualitative and environmental ("Q&E") factors. WebBank continues to monitor the impact of the COVID-19 pandemic on its loan portfolio and anticipates potential future economic disruption associated with the pandemic. WebBank believes there remains a potential for broad negative impact on the macro-economy that may cause estimated credit losses to materially differ from historical loss experience.

Changes in the ALLL are summarized as follows:

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2020	$22	$9,293	$17,744	$27,059
Charge-offs	—	(3,607)	(3,669)	(7,276)
Recoveries	6	514	396	916
(Benefit) Provision	(6)	1,038	(1,747)	(715)
March 31, 2021	22	7,238	12,724	19,984
Charge-offs	—	(1,821)	(2,470)	(4,291)
Recoveries	6	885	363	1,254
(Benefit) Provision	(6)	808	(2,369)	(1,567)
June 30, 2021	22	7,110	8,248	15,380
Charge-offs	—	(1,465)	(1,753)	(3,218)
Recoveries	9	659	404	1,072
(Benefit) Provision	(10)	1,526	(1,079)	437
September 30, 2021	$21	$7,830	$5,820	$13,671

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2019	$24	$10,920	$25,738	$36,682
Charge-offs	—	(3,898)	(7,301)	(11,199)
Recoveries	1	149	653	803
(Benefit) Provision	(2)	11,945	14,194	26,137
March 31, 2020	23	19,116	33,284	52,423
Charge-offs	—	(2,315)	(6,153)	(8,468)
Recoveries	10	170	572	752
(Benefit) Provision	(12)	4,940	9,325	14,253
June 30, 2020	21	21,911	37,028	58,960
Charge-offs	—	(3,896)	(3,621)	(7,517)
Recoveries	5	240	624	869
(Benefit) Provision	(5)	(5,116)	(4,563)	(9,684)
September 30, 2020	$21	$13,139	$29,468	$42,628

The ALLL and outstanding loan balances according to the Company's impairment method are summarized as follows:

September 30, 2021	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$10	$190	$—	$200
Collectively evaluated for impairment	11	7,640	5,820	13,471
Total	$21	$7,830	$5,820	$13,671
Outstanding loan balances:
Individually evaluated for impairment	$10	$2,453	$—	$2,463
Collectively evaluated for impairment	614	977,214	124,750	1,102,578
Total	$624	$979,667	$124,750	$1,105,041

December 31, 2020	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$10	$129	$—	$139
Collectively evaluated for impairment	12	9,164	17,744	26,920
Total	$22	$9,293	$17,744	$27,059
Outstanding loan balances:
Individually evaluated for impairment	$10	$1,283	$—	$1,293
Collectively evaluated for impairment	662	2,278,389	147,652	2,426,703
Total	$672	$2,279,672	$147,652	$2,427,996

Nonaccrual and Past Due Loans

Commercial and industrial loans past due for 90 days or more while still accruing interest were $2,803 and $7,369 at September 30, 2021 and December 31, 2020, respectively. Consumer loans past due 90 days or more and still accruing interest were $431 and $1,332 at September 30, 2021 and December 31, 2020, respectively. The Company did not have any nonaccrual loans at September 30, 2021 or December 31, 2020.

Past due loans (accruing and nonaccruing) are summarized as follows:

September 30, 2021	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$624	$—	$—	$—	$624	$—	$—
Commercial and industrial	971,858	5,006	2,803	7,809	979,667	2,803	—
Consumer loans	122,943	1,376	431	1,807	124,750	431	—
Total loans	$1,095,425	$6,382	$3,234	$9,616	$1,105,041	$3,234	$—

December 31, 2020	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$672	$—	$—	$—	$672	$—	$—
Commercial and industrial	2,265,150	7,153	7,369	14,522	2,279,672	7,369	—
Consumer loans	142,418	3,902	1,332	5,234	147,652	1,332	—
Total loans	$2,408,240	$11,055	$8,701	$19,756	$2,427,996	$8,701	$—
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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

September 30, 2021	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$614	$—	$10	$—	$624
Commercial and industrial	274,399	699,071	3,744	2,453	—	979,667
Consumer loans	124,750	—	—	—	—	124,750
Total loans	$399,149	$699,685	$3,744	$2,463	$—	$1,105,041

December 31, 2020	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$662	$—	$10	$—	$672
Commercial and industrial	194,338	2,080,623	3,428	1,283	—	2,279,672
Consumer loans	147,652	—	—	—	—	147,652
Total loans	$341,990	$2,081,285	$3,428	$1,293	$—	$2,427,996

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. When loans are impaired, an estimate of the amount of the balance that is impaired is made. A specific reserve is assigned to the loan based on the estimated present value of the loan's future cash flows discounted at the loan's effective interest rate, the observable market price of the loan or the fair value of the loan's underlying collateral less the cost to sell. When the impairment is based on the fair value of the loan's underlying collateral, the portion of the balance that is impaired is charged off, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, in accordance with the contractual loan agreement. WebBank recognized $102 and $58 on impaired loans for the nine months ended September 30, 2021 and 2020, respectively. Payments received on impaired loans that are nonaccruing are not recognized in interest income, but are applied as a reduction of the principal outstanding. Payments are recognized when cash is received. Information on impaired loans is summarized as follows:

		Recorded Investment
September 30, 2021	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$10	$—	$10	$10	$10	$10
Commercial and industrial	2,453	—	2,453	2,453	190	2,384
Total loans	$2,463	$—	$2,463	$2,463	$200	$2,394

		Recorded Investment
December 31, 2020	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$10	$—	$10	$10	$10	$11
Commercial and industrial	1,283	—	1,283	1,283	129	2,319
Total loans	$1,293	$—	$1,293	$1,293	$139	$2,330

During the nine months ended September 30, 2021, WebBank continued issuing loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), primarily with one of its lending partners, authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The loans were funded by the PPP Liquidity Facility, have terms of between two and five years, and their repayment is guaranteed by the SBA. Payments by borrowers on the loans can begin up to 16 months after the note date, and interest will continue to accrue during the 16-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. The PPP loans are included in Commercial and industrial loans in the table above. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan. The timing of loan forgiveness is uncertain at this time, but borrower forgiveness applications and SBA processing is expected to continue over the next several quarters. As the PPP continues to evolve, changes to the loan terms and exercise of loan forgiveness may materially impact the outstanding loan balances and the effective yield.

As of September 30, 2021, the total PPP loans and associated liabilities were $581,630 and $666,091, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of

September 30, 2021. As of December 31, 2020, the total PPP loans and associated liabilities were $2,047,769 and $2,090,223, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of December 31, 2020. The decrease in total PPP loans and associated liabilities since December 31, 2020 is due primarily to $2,476,640 in loan repayments from the SBA due to loan forgiveness partially offset by $1,056,749 of new PPP loan issuances.

The Company is offering loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with the interagency statement issued by the federal banking agencies provides that loan modifications made in response to COVID-19 do not need to be accounted for as a troubled debt restructuring ("TDR"). Accordingly, the Company does not account for such loan modifications as TDRs. The Company's loan modifications allow for payment deferrals, payment reduction, and settlements amongst others. As of September 30, 2021, the Company had granted loan modifications on $8,343 of loans. The program is ongoing and additional loans continue to be granted modifications. The Company granted approximately $7,664 short–term deferments on loan balances of $8,343, which represent 0.66% of total loan balances as of September 30, 2021. These loan modifications are not classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms.

6. INVENTORIES, NET

A summary of Inventories, net is as follows:

	September 30, 2021	December 31, 2020
Finished products	$40,977	$41,894
In-process	33,821	24,590
Raw materials	56,136	39,613
Fine and fabricated precious metal in various stages of completion	40,916	34,269
	171,850	140,366
LIFO reserve	(2,153)	(3,280)
Total	$169,697	$137,086

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

The Company obtains certain precious metals under a fee consignment agreement. As of September 30, 2021 and December 31, 2020, the Company had approximately $29,557 and $25,919, respectively, of precious metals, principally silver, under consignment, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount recorded in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

The Company continues to monitor the impact of COVID-19 on our customers and our inventory levels and related reserves.

	September 30, 2021	December 31, 2020
Supplemental inventory information:
Precious metals stated at LIFO cost	$4,084	$4,956
Precious metals stated under non-LIFO cost methods, primarily at fair value	$34,679	$26,033
Market value per ounce:
Silver	$22.43	$26.28
Gold	$1,751.65	$1,891.70
Palladium	$1,968.54	$2,448.54

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A summary of the change in the carrying amount of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Financial Services	Corporate and Other	Total
Balance as of December 31, 2020
Gross goodwill	$183,181	$67,143	$6,515	$81	$256,920
Accumulated impairments	(41,278)	(64,790)	—	—	(106,068)
Net goodwill	141,903	2,353	6,515	81	150,852
Divestitures(a)	(2,813)	—	—	—	(2,813)
Currency translation adjustments	(11)	—	—	—	(11)
Balance as of September 30, 2021
Gross goodwill	180,357	67,143	6,515	81	254,096
Accumulated impairments	(41,278)	(64,790)	—	—	(106,068)
Net goodwill	$139,079	$2,353	$6,515	$81	$148,028
(a)    Related to the divestiture of Edge during the three months ended March 31, 2021.

A summary of Other intangible assets, net is as follows:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$212,696	$131,819	$80,877	$213,984	$122,785	$91,199
Trademarks, trade names and brand names	50,504	21,014	29,490	51,189	20,209	30,980
Developed technology, patents and patent applications	32,507	21,078	11,429	32,319	19,724	12,595
Other	18,770	16,229	2,541	18,777	14,970	3,807
Total	$314,477	$190,140	$124,337	$316,269	$177,688	$138,581

Trademarks with indefinite lives as of September 30, 2021 and December 31, 2020 were $11,370 and $11,405, respectively. Amortization expense related to intangible assets was $4,576 and $5,256 for the three months ended September 30, 2021 and 2020, respectively, and $13,952 and $15,650 for the nine months ended September 30, 2021 and 2020, respectively. As a result of COVID-19 related declines in our youth sports business within the Energy segment, intangible assets of $617, primarily customer relationships, were fully impaired during the first three months of 2020. The impairment is included in Asset impairment charges in the accompanying statement of operations for the nine months ended September 30, 2020.

Based on gross carrying amounts at September 30, 2021, the Company's estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2021 through 2025 is presented in the table below.

	Year Ending December 31,
	2021	2022	2023	2024	2025
Estimated amortization expense	$20,106	$17,887	$16,891	$16,317	$14,902

As of September 30, 2021, the Company did not identify any indicators of impairment and determined its goodwill, other intangible assets and long-lived assets were not impaired. However, as a result of the COVID-19 pandemic, it is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets are impaired. The Company performed an interim impairment test of Electrical Products’ goodwill and other long-lived assets as of March 31, 2021 and determined goodwill and other long-lived assets were not impaired. The fair value of the Electrical Products reporting unit was 6% higher than its carrying value as of March 31, 2021. At September 30, 2021, the goodwill related to the Electrical Products reporting unit within the Diversified Industrial segment is at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to further economic downturns, decreased customer demand for Electrical Products' services, or an inability to execute management’s business strategies. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods. As of September 30, 2021, the Electrical Products' reporting unit had goodwill of $46,445.

In connection with the Company's 2020 annual fourth quarter goodwill impairment testing and as a result of declines in customer demand in the Performance Materials reporting unit, which is included in the Diversified Industrial segment, the Company determined its fair value was less than its carrying value. The Company partially impaired the Performance Materials reporting units' goodwill and recorded a $1,100 charge in Goodwill impairment charges in the consolidated statement of operations for the year ended December 31, 2020. While the Company did not identify further indicators of impairment for Performance Materials as of September 30, 2021, it may be at risk of further impairment in the future if the business does not perform as expected, including if it does not recover as planned from the COVID-19 pandemic, or if market factors used in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital. As of September 30, 2021, the Performance Materials' reporting unit had $6,808 of goodwill.

8. INVESTMENTS

Short-Term Investments

The Company's short-term investments primarily consist of its marketable securities portfolio. The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investments. The investments are carried at fair value and totaled $106 as of December 31, 2020. There were no short-term investments as of September 30, 2021.

Long-Term Investments

The following table summarizes the Company's long-term investments as of September 30, 2021 and December 31, 2020.

	Ownership %		Long-Term Investments Balance
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Corporate securities (a)			$170,311	210,538
Collateralized debt securities			—	450
Steel Connect, Inc. ("STCN") convertible notes (b)			14,835	14,258
STCN preferred stock (c)			34,922	32,832
STCN common stock	30.1%	29.0%	36,547	14,309
Aviat Networks, Inc. ("Aviat") common stock (d)	—%	10.1%	—	18,910
Total			$256,615	$291,297
(a)    Corporate securities primarily include the Company's investment in the common stock of Aerojet Rocketdyne Holdings, Inc. ("Aerojet"). The Company owned 4.9% and 5.1% of Aerojet common stock as of September 30, 2021 and December 31, 2020, respectively. The fair value of the investment in Aerojet was $168,507 and $208,758 as of September 30, 2021 and December 31, 2020, respectively. Gross unrealized gains for all Corporate securities totaled $157,389 and $146,459 at September 30, 2021 and 2020, respectively. In December 2020, Aerojet's Board of Directors declared a one-time cash dividend of $5.00 per share (the "Pre-Closing Dividend") which was paid on March 24, 2021 to the holders of Aerojet's shares as of the close of business on March 10, 2021. During the three months ended March 31, 2021, the Company recognized the $19,740 Aerojet one-time dividend in Other income, net.
(b)    Represents investment in STCN convertible notes, which the Company accounts for under the fair value option with changes in fair value recognized in the Company's consolidated statements of operations. The Company entered into a convertible note with STCN ("STCN Note") on February 28, 2019, which matures on March 1, 2024. The cost basis of the STCN Note totaled $14,943 as of both September 30, 2021 and December 31, 2020. The STCN Note is convertible into shares of STCN's common stock at an initial conversion rate of 421.2655 shares of common stock per $1,000 (whole dollars) principal amount of the STCN Note (which is equivalent to an initial conversion price of approximately $2.37 per share), subject to adjustment upon the occurrence of certain events. The STCN Notes, if converted as of September 30, 2021, when combined with STCN common and preferred shares, also if converted, owned by the Company, would result in the Company having a direct interest of approximately 50.0% of STCN's outstanding shares. As of September 30, 2021, the conversion price was higher than the fair value of a STCN common share into which it is convertible, and is therefore, not in the money.
(c)    Represents investment in shares of STCN preferred stock, which the Company accounts for under the fair value option with changes in fair value recognized in the Company's consolidated statements of operations. The investment in STCN preferred stock had a cost basis of $35,688 at September 30, 2021 and December 31, 2020. Each share of preferred stock can be converted into shares of STCN's common stock at an initial conversion price equal to $1.96 per share, subject to adjustment upon the occurrence of certain events.
(d)     During the three months ended March 31, 2021, the Company sold its remaining investment in Aviat for total proceeds of approximately $24,100.

	Loss (Income) of Associated Companies, Net of Taxes
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
STCN convertible notes	46	(530)	(577)	2,784
STCN preferred stock	(264)	(1,755)	(2,074)	13,260
STCN common stock	2,903	968	(19,726)	14,839
Aviat common stock	—	(1,877)	(3,899)	(4,003)
Other	—	—	—	(460)
Total	$2,685	$(3,194)	$(26,276)	$26,420

The amount of unrealized gains (losses) for the three and nine months ended September 30, 2021 and 2020 that relate to equity securities still held as of September 30, 2021 and 2020, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (losses) gains recognized during the period on equity securities	$(21,453)	$969	$(40,232)	$(25,515)
Less: Net (losses) gains recognized during the period on equity securities sold during the period	—	—	36	(2,706)
Unrealized (losses) gains recognized during the period on equity securities still held at the end of the period	$(21,453)	$969	$(40,268)	$(22,809)

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

The following summary (unaudited) statements of operations amounts are for STCN for the three months and fiscal years ended July 31, 2021 and 2020.

	Three Months Ended July 31,		Fiscal Years Ended July 31,
	2021	2020	2021	2020
Summary operating results:
Net revenue	$136,000	$164,857	$613,766	$782,813
Gross profit	21,048	39,994	$129,613	$162,959
Net loss	$(11,015)	$(360)	$(44,391)	$(5,284)

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

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value	Carrying Value
Collateralized securities	$17,555	$(8)	$17,547	$17,555

Contractual maturities within:
One year to five years				3,475
Five years to ten years				12,565
After ten years				1,515
Total				$17,555

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value	Carrying Value
Collateralized securities	$16,868	$109	$16,977	$16,868

Contractual maturities within:
One year to five years				7,563
Five years to ten years				7,193
After ten years				2,112
Total				$16,868

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

9. DEBT

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	September 30, 2021	December 31, 2020
Short term debt:
Domestic	$—	$—
Foreign	34	397
Short-term debt	34	397
Long-term debt:
Credit Agreement	262,200	332,350
Other debt - foreign	110	230
Other debt - domestic	1,097	1,173
Subtotal	263,407	333,753
Less: portion due within one year	11,206	10,361
Long-term debt	252,201	323,392
	$263,441	$334,150

As     of September 30, 2021 long-term debt maturities in each of the next five years as follows:

	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt (a)	$263,407	$2,500	$260,907	$—	$—	$—	$—
(a)    As of September 30, 2021, long term debt of $11,206 is expected to mature over the following twelve months.

As of September 30, 2021, the Company's senior credit agreement, as amended (the "Credit Agreement"), includes a revolving credit facility in an aggregate principal amount not to exceed $500,000 and a $175,000 term loan. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank, and includes a $50,000 sub-facility for swing line loans, a $50,000 sub-facility for standby letters of credit and an optional currency sublimit (available in euros and pounds sterling) of $75,000. The term loan requires quarterly amortization payments of $2,500. As of September 30, 2021 borrowings under the Credit Agreement bear interest, at the borrower's option, at annual rates of either the Base Rate or the Euro-Rate, as defined, plus an applicable margin as set forth in the Credit Agreement (0.50% and 1.50%), respectively. Additionally, as of September 30, 2021 the Credit Agreement provides for a commitment fee of 0.20% to be paid on unused borrowings. The weighted-average interest rate on the Credit Agreement was 1.61% at September 30, 2021. As of September 30,

2021, letters of credit totaling $9,295 had been issued under the Credit Agreement. The primary use of the Company's letters of credit are to support the performance and financial obligations for environmental matters, insurance programs and real estate leases. The Credit Agreement permits the Company to borrow for the dividends on its preferred units, pension contributions, investments, acquisitions and other general corporate expenses. Based on financial results as of September 30, 2021, the Company's total availability under the Credit Agreement, which is based upon Consolidated Adjusted EBITDA and certain covenants as described in the Credit Agreement, was approximately $403,500.

On November 14, 2022, the Credit Agreement will expire, and all outstanding amounts will be due and payable. The Credit Agreement is guaranteed by substantially all existing and thereafter acquired assets of the borrowers and the guarantors, as defined in the agreement, and a pledge of all of the issued and outstanding shares of capital stock of each of the borrowers' and guarantors' subsidiaries, and is fully guaranteed by the guarantors. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, each as defined. The Company was in compliance with all financial covenants as of September 30, 2021. The Company believes it will remain in compliance with all financial covenants for the next twelve months.

10. FINANCIAL INSTRUMENTS

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 15 - "Fair Value Measurements"). As of September 30, 2021, outstanding derivatives mature within three to five years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Precious Metal and Commodity Inventories

As of September 30, 2021, the Company had the following outstanding forward contracts with settlement dates through October 2021. There were no futures contracts outstanding as of September 30, 2021.

Commodity	Amount	Notional Value
Silver (ounces)	72,014	$1,612
Gold (ounces)	1,142	$1,996
Palladium (ounces)	1,385	$2,789
Copper (pounds)	370,000	$1,566
Tin (metric tons)	50	$1,678

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets are as follows:

	Fair Value of Derivative Assets (Liabilities)
	September 30, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as ASC 815 hedges
Commodity contracts	Prepaid expenses and other current assets	$2	Accrued liabilities	$(6)
Derivatives not designated as ASC 815 hedges
Commodity contracts	Prepaid expenses and other current assets	$163	Accrued liabilities	$(163)
Economic interests in loans	Other non-current assets	$7,352	Other non-current assets	$11,599

The effects of fair value hedge accounting on the consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 are not material. The effects of derivatives not designated as ASC 815 hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 are as follows:

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Commodity contracts	Other income (expense), net	$738	$(464)	$23	$(1,200)
Economic interests in loans	Financial services revenue	1,214	1,032	3,819	3,692
Total		$1,952	$568	$3,842	$2,492

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

As of September 30, 2021 and December 31, 2020, WebBank's undisbursed loan commitments totaled $193,536 and $170,611, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest cost	$1,877	$3,321	$5,630	$9,871
Expected return on plan assets	(6,322)	(4,930)	(18,965)	(16,078)
Amortization of actuarial loss	2,944	2,871	8,833	8,569
Total	$(1,501)	$1,262	$(4,502)	$2,362

Pension expense is included in Selling, general and administrative expenses in the consolidated statements of operations. During the nine months ended September 30, 2021, the Company contributed $38,700 to its pension plans, which includes 2020 contributions of $27,400 that were deferred until January 4, 2021 under the CARES Act. On October 15, 2021, the Company contributed $2,400 to its pension plans, the Company does not expect to make any additional contributions during the fourth quarter of 2021.

12. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of September 30, 2021, the Company had 21,235,338 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

The Board of Directors of SPH GP (the "Board of SPH GP") has approved the repurchase of up to an aggregate of 6,519,001 of the Company's common units (the "Repurchase Program"). The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. The Company repurchased 330,434 common units for an aggregate price of approximately $9,690 during the three months and 1,681,922 common units for an aggregate price of approximately $38,302 during the nine months ended September 30, 2021. Since inception of the Repurchase Program the Company has purchased 6,039,870 common units for an aggregate price of approximately $92,647. As of September 30, 2021, there remained 479,131 units that may yet be purchased under the Repurchase Program. In October 2021, the Company repurchased 100,000 common units for $2,852. On November 11, 2021, the Board of Directors of SPH GP, approved an increase of 1,120,869 common units to the Repurchase Program which increased the remaining units available for purchase to 1,500,000 common units.

Incentive Award Plan

The Company's 2018 Incentive Award Plan (the "2018 Plan") provides equity-based compensation through the grant of options to purchase the Company's limited partnership units, unit appreciation rights, restricted units, phantom units, substitute awards, performance awards, other unit-based awards, and includes, as appropriate, any tandem distribution equivalent rights granted with respect to an award (collectively, the "LP Units"). On May 18, 2020, the Company's unitholders approved the Amended and Restated 2018 Incentive Award Plan, which increased the number of LP Units issuable under the 2018 Plan by 500,000 to a total of 1,000,000 LP Units. On June 9, 2021, the Company's unitholders approved the Amended and Restated 2018 Incentive Award Plan, which increased the number of LP units issuable under the 2018 Plan by 1,000,000 to a total of 2,000,000. The Company granted 33,000 restricted units under the 2018 Plan through the nine months ended September 30, 2021. Such units were valued based upon the market value of the Company's LP Units on the date of grant, and collectively represent approximately $358 of unearned compensation that will be recognized as expense ratably over the vesting period of the units. The grants have cliff vesting periods that range from one to two year from the date of grant.

Preferred Units

The Company's 6.0% Series A preferred units, no par value (the "SPLP Preferred Units") entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared an in-kind distribution of approximately $2,371 to preferred unitholders for the three months ended June 30, 2020. The Company declared cash distributions of approximately $2,408 to preferred unitholders for the three months ended September 30, 2021 and $7,225 and $5,133 to preferred unitholders for the nine months ended September 30, 2021 and September 30, 2020, respectively. The SPLP Preferred Units have a term of nine years, ending February 2026, and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as non-current liabilities, including accrued interest expense, on the Company's consolidated balance sheets because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as liabilities, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of operations. As of September 30, 2021 and December 31, 2020, there were 6,422,128 SPLP Preferred Units outstanding.

On November 11, 2021, the Board of SPH GP declared a regular quarterly cash distribution of $0.375 per unit, payable December 15, 2021, to unitholders of record as of December 1, 2021, on its SPLP Preferred Units.

Accumulated Other Comprehensive Loss

Changes, net of tax, where applicable, in AOCI are as follows:

	Unrealized (loss) gain on available-for-sale debt securities	Unrealized (loss) gain on derivative financial instruments	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2020	$(274)	$—	$(12,828)	$(159,547)	$(172,649)
Net other comprehensive loss attributable to common unitholders	—	—	(217)	—	(217)
Balance at March 31, 2021	(274)	—	(13,045)	(159,547)	(172,866)
Net other comprehensive income attributable to common unitholders	—	—	614	—	614
Balance at June 30, 2021	(274)	—	(12,431)	(159,547)	(172,252)
Net other comprehensive income attributable to common unitholders	182	—	(762)	—	(580)
Balance at September 30, 2021	$(92)	$—	$(13,193)	$(159,547)	$(172,832)

	Unrealized loss on available-for-sale securities	Unrealized (loss) gain on derivative financial instruments	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2019	$(274)	$(14)	$(25,166)	$(165,968)	$(191,422)
Net other comprehensive loss attributable to common unitholders	—	—	(2,936)	—	(2,936)
Deconsolidation of API	—	14	10,522	6,945	17,481
Balance at March 31, 2020	(274)	—	(17,580)	(159,023)	(176,877)
Net other comprehensive income attributable to common unitholders	—	—	1,373	—	1,373
Balance at June 30, 2020	(274)	—	(16,207)	(159,023)	(175,504)
Net other comprehensive income attributable to common unitholders	—	—	1,379	—	1,379
Balance at September 30, 2020	$(274)	$—	$(14,828)	$(159,023)	$(174,125)

Incentive Unit Awards

In 2012, SPLP issued to the Manager partnership profits interests in the form of Incentive Units which entitle the holder generally to share in 15% of the increase in the equity value of the Company, based on the volume weighted average price of the Company’s common units for the 20 trading days prior to the year-end measurement date. In 2015, the Manager assigned its rights to Incentive Units to a related party, SPH SPV-I LLC. Vesting in Incentive Units is measured annually on the last day of the Company’s fiscal year and is based upon exceeding a baseline equity value per common unit which is currently $19.65 and was determined when the most recent award vested on December 31, 2017. The number of outstanding Incentive Units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The measurement date equity value per common unit is determined by calculating the volume weighted average price of the Company’s common units for 20 trading days prior to a measurement date. If an Incentive Unit award vests as of an annual measurement date they will be issued as Class C units.

Upon vesting in Incentive Units, the baseline equity value will be recalculated as the new baseline equity value to be assessed at the next annual measurement date. If the baseline equity value is not exceeded as of an annual measurement date, then no portion of annual Incentive Units will be classified as Class C common units for that year and the baseline equity value per common unit will be the same amount as determined upon the prior vesting. The Class C units are identical to the LP Units in all respects, except that net losses are not allocated to a holder of Class C units, liquidating distributions made by the Company to such holder may not exceed the amount of its capital account allocable to such Class C units and such Class C units may not be sold in the public market, until they have converted into LP Units. At such time that the amount of the capital account allocable to a Class C unit is equal to the amount of the capital account allocable to an LP Unit, such Class C unit shall convert automatically into an LP Unit. No Class C common units were vested in 2020. If September 30, 2021, were the annual measurement date, then approximately 1,100,000 Incentive Units would vest and be issued as Class C common units based upon the volume weighted-average price of the Company's common units for 20 trading days prior to September 30, 2021; however, vesting only occurs based on the value of the Company’s common units at the annual measurement date on December 31, 2021, and therefore, more, fewer or no Incentive Units may vest for 2021.

The foregoing description of the Incentive Unit Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Incentive Unit Agreement which is filed as Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2020.

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

The Company recorded income tax provisions of $6,428 and $13,533 for the three months ended September 30, 2021 and 2020, respectively, and income tax provisions of $56,435 and $9,043 for the nine months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate was 20.6% and 30.1% for the three months ended September 30, 2021 and 2020, respectively, and was 42.4% and 26.9% for the nine months ended September 30, 2021 and 2020, respectively. The higher effective tax rate for the nine months ended September 30, 2021 is primarily due to an increase in U.S. tax expense related to unrealized gains on investments. Excluding the impact of the unrealized gains on investments, the estimated annual effective tax rate is expected to be approximately 27%.

14. NET INCOME (LOSS) PER COMMON UNIT

The following data was used in computing net income (loss) per common unit shown in the Company's consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) from continuing operations	$22,098	$34,667	$102,875	$(1,795)
Net loss (income) attributable to noncontrolling interests in consolidated entities (continuing operations)	195	(248)	(519)	(569)
Net income (loss) from continuing operations attributable to common unitholders	22,293	34,419	102,356	(2,364)
Net gain (loss) from discontinued operations attributable to common unitholders	7	1,140	135	(24,389)
Net income (loss) attributable to common unitholders	22,300	35,559	102,491	(26,753)
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a), (b)	3,083	3,083	9,228	—
Net income (loss) attributable to common unitholders – assuming dilution	$25,383	$38,642	$111,719	$(26,753)
Net income (loss) per common unit - basic
Net income (loss) from continuing operations	$1.06	$1.38	$4.69	$(0.10)
Net income (loss) from discontinued operations	—	0.05	0.01	(0.98)
Net income (loss) attributable to common unitholders	$1.06	$1.43	$4.70	$(1.08)
Net income (loss) per common unit - diluted
Net income (loss) from continuing operations	$0.92	$0.72	$3.63	$(0.10)
Net income (loss) from discontinued operations	—	0.02	—	(0.98)
Net income (loss) attributable to common unitholders	$0.92	$0.74	$3.63	$(1.08)
Denominator for net income (loss) per common unit – basic	21,018,615	24,874,281	21,816,833	24,844,114
Effect of dilutive securities:
Incentive units	1,099,952	—	713,140	—
Unvested restricted common units	202,639	66,671	166,803	—
SPLP Preferred Units	5,351,345	27,126,430	8,018,671	—
Denominator for net income (loss) per common unit – diluted (a), (b)	27,672,551	52,067,382	30,715,447	24,844,114
(a)    Assumes the SPLP Preferred Units were redeemed in common units as described in Note 12 - "Capital and Accumulated Other Comprehensive Loss."
(b)    For the nine months ended September 30, 2020, the diluted per unit calculation does not include the potential impact of 29,344,885 SPLP Preferred Units and 22,224 of unvested restricted common units, since the impact would have been anti-dilutive.

15. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of September 30, 2021 and December 31, 2020 are summarized by type of inputs applicable to the fair value measurements as follows:

September 30, 2021	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$—	$—	$—	$—
Long-term investments (a)	205,923	—	50,692	256,615
Precious metal and commodity inventories recorded at fair value	37,524	—	—	37,524
Economic interests in loans (b)	—	—	7,352	7,352
Commodity contracts on precious metal and commodity inventories	—	165	—	165
Warrants (c)	—	—	6,774	6,774
Total	$243,447	$165	$64,818	$308,430

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$—	$—	$—
Other precious metal liabilities	31,120	—	—	31,120
Total	$31,120	$—	$—	$31,120

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$88	$18	$—	$106
Long-term investments (a)	242,863	—	48,434	291,297
Precious metal and commodity inventories recorded at fair value	27,324	—	—	27,324
Economic interests in loans (b)	—	—	11,599	11,599
Warrants (c)	—	—	2,618	2,618
Total	$270,275	$18	$62,651	$332,944

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$169	$—	$169
Other precious metal liabilities	28,315	—	—	28,315
Total	$28,315	$169	$—	$28,484
(a)    For additional detail of the marketable securities and long-term investments see Note 8 - "Investments."
(b)    For additional detail of the economic interests in loans see Note 10 – “Financial Instruments”.
(c)     Included within Other non-current assets in the Company's consolidated balance sheets.

There were no transfers of securities among the various measurement input levels during the three and nine months ended September 30, 2021.

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

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long Term Investments (a)	Economic Interests in Loans (b)	Warrants (b)	Total
Balance as of December 31, 2020	$48,434	$11,599	$2,618	$62,651
Purchases	40	—	—	40
Sales and cash collections	—	(8,066)	(2,377)	(10,443)
Realized gains	—	3,819	6,533	10,352
Unrealized gains	2,218	—	—	2,218
Balance as of September 30, 2021	$50,692	$7,352	$6,774	$64,818

Balance as of December 31, 2019	$53,658	$18,633	$2,086	$74,377
Sales and cash collections	—	(9,867)	—	(9,867)
Realized gains	—	3,692	(193)	3,499
Unrealized losses	(17,493)	—	—	(17,493)
Balance as of September 30, 2020	$36,165	$12,458	$1,893	$50,516
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

Long-Term Investments - Valuation Techniques

The Company estimates the value of its investments in STCN preferred stock and the STCN Note using a Monte Carlo simulation. Key inputs in these valuations include the trading price and volatility of STCN's common stock, the risk-free rate of return, as well as the dividend rate, conversion price, redemption date of the preferred stock, the maturity date of the STCN Note, possibility of occurrence of a fundamental change, as defined in the STCN Note, and likelihood of early redemption of the STCN Note.

Marketable Securities and Other - Valuation Techniques

The Company determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities.

The Company uses the net asset value included in quarterly statements it receives in arrears from a venture capital fund to determine the fair value of such fund and determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities. The fair value of the derivatives held by WebBank (see Note 10 - "Financial Instruments") represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flow analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 6.90% to 35.61%; a constant default rate of 1.89% to 16.96%; and a discount rate of 2.80% to 26.03%.

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

The environmental claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues costs associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of September 30, 2021, on a consolidated basis, the Company has recorded liabilities of $1,661 and $23,958 in Accrued liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. In addition, the Company has insurance coverage available for several of these matters. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

Environmental Matters

Certain subsidiaries of Handy & Harmon Ltd. ("HNH") have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such cost estimates are continually being readjusted based upon the emergence of new findings, techniques and alternative methods. HNH recorded liabilities of approximately $24,257 related to estimated environmental investigation and remediation costs as of September 30, 2021.

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

The sites where certain HNH subsidiaries have environmental liabilities include the following:

HNH has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a former HNH manufacturing facility located in Fairfield, Connecticut. An ecological risk assessment of the wetlands portion was submitted in the second quarter of 2016 to the CTDEEP for their review and approval. Company officials met with CTDEEP representatives during the third quarter of 2020 to further discuss wetlands remediation goals and plans. Additional investigation of the wetlands is expected, pending approval of a mutually acceptable wetlands work plan. An updated work plan to investigate the upland portion of the parcel was prepared by the Company and approved by the CTDEEP in March 2018 and completed during 2019 and 2020. Additional upland investigatory work will be required to fully define the areas requiring remediation and is also dependent upon CTDEEP requirements and approval. Based on currently known information, the Company reasonably estimates that it may incur aggregate losses over a period of multiple years of between $10,500 to $17,500. During the second quarter of 2020, the Company increased its reserve for future remediation costs by $14,000, which is its best estimate within this range of potential losses. Due to the uncertainties, there can be no assurance that the final resolution of this matter will not be material to the financial position, results of operations or cash flows of HNH or the Company.

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

SLI reported soil contamination and a groundwater contamination in 2003 from the SurfTech site located in Camden, New Jersey. Substantial investigation and remediation work have been completed under the direction of the licensed site remediation professional ("LSRP") for the site. Additional soil excavation and chemical treatment is expected to start in the first half of 2022. Post-remediation groundwater monitoring will be conducted, and a full-scale groundwater bioremediation is expected to be implemented following completion of soil excavation. A reserve of $2,700 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

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

Litigation Matters

On December 8, 2017, a stockholder class action, captioned Sciabacucchi v. DeMarco, et al., was filed in the Court of Chancery of the State of Delaware (the "Chancery Court") by a purported former stockholder of HNH challenging the Company's acquisition, through a subsidiary, of all of the outstanding shares of common stock of HNH not already owned by the Company or any of its affiliates. The action named as defendants the former members of the HNH board of directors, the Company and SPH GP, and alleged, among other things, that the defendants breached their fiduciary duties to the former public stockholders of HNH in connection with the aforementioned acquisition. The complaint sought, among other relief, unspecified monetary damages, attorneys' fees and costs. On July 9, 2019, the Company entered into a settlement of the case, solely to avoid the substantial burden, expense, inconvenience and distraction of continued litigation and to resolve each of the plaintiff's claims against the defendant parties. In the settlement, the defendants agreed to pay the plaintiff class $30,000, but denied that they engaged in any wrongdoing or committed any violation of law or breach of duty and stated that they believe they acted properly, in good faith, and in a manner consistent with their legal duties. The settlement was approved by the Chancery Court on December 2, 2019. Our insurance carriers agreed to contribute an aggregate of $17,500 toward the settlement amount. The Company recorded a charge of $12,500 in Selling, general and administrative expenses in the consolidated statement of operations for the twelve months ended December 31, 2019, which consisted of the legal settlement of $30,000, reduced by the $17,500 of insurance recoveries. The settlement was paid on December 17, 2019. The Company made a demand of an aggregate of $10,000 in further contributions from two insurance carriers. The dispute with the insurance carriers was litigated in the New York Supreme Court and the Court ruled on June 16, 2021 in the Company’s favor on all issues and authorized a judgment to be entered against the insurance carriers for $11,300 plus statutory interest at 9% from June 16, 2021. The insurance carriers have appealed this decision.

On April 13, 2018, a purported shareholder of STCN, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-0277 (Del. Ch.) (the "Reith litigation") in the Chancery Court. The plaintiff sought to assert class action and derivative claims against the Company, together with STCN and with certain of members of STCN's board of directors, as well as other named defendants (collectively, the "defendants") in connection with the acquisition of $35,000 of STCN's Series C Preferred Stock by an affiliate of the Company and equity grants made to three individual defendants. The complaint includes claims for breach of fiduciary duty against all the individual defendants as STCN directors; claims for aiding and abetting breach of fiduciary duty against the Company; a claim for breach of fiduciary duty as controlling stockholder against the Company; and a derivative claim for unjust enrichment against the Company and the three individuals who received equity grants. The complaint demands damages in an unspecified amount for STCN and its stockholders, together with rescission, disgorgement and other equitable relief. The defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the Chancery Court denied most of defendants' the motion to dismiss, allowing the matter to proceed.

On August 13, 2021, the defendants, entered into a memorandum of understanding (the “MOU”) with the plaintiff in connection with the settlement of the Reith litigation. Pursuant to the MOU, the defendants agreed to cause their directors’ and officers’ liability insurance carriers to pay to STCN $2.75 million in cash. The Company’s $1.1 million share of the settlement is fully covered by insurance and will be paid by the Company’s insurance carrier. The payment shall be paid into an escrow account within 14 business days of the later of (i) the entry of the scheduling order in connection with the stipulation of the settlement; or (ii) the date on which the plaintiff’s counsel provides to the defendants’ counsel written payment and wire instructions.

In addition, pursuant to the terms of the MOU, certain of the individual defendants who are also current and former employees of the Company—Warren Lichtenstein (Executive Chairman), Jack Howard (President), and William Fejes (former Chief Operating Officer)—entered into separate letter agreements (the “Surrender Agreements”) with STCN whereby they each agreed to surrender to STCN an aggregate 3.3 million shares which they had initially received in December 2017 in consideration for services to STCN. The surrenders and cancellations are in the following amounts: for Mr. Lichtenstein, 1,833,333 vested shares and 300,000 unvested shares; for Mr. Howard, 916,667 vested shares and 150,000 unvested shares; and for Mr. Fejes, 100,000 vested shares. Such amounts are to be adjusted to give effect to the one-for-ten reverse stock split voted on by STCN’s shareholders its most recent annual meeting on July 26, 2021 if such reverse stock split is effective prior to the surrender of such shares. The surrenders and cancellations are to be completed no later than seven calendar days following final approval of the settlement by the court and the exhaustion of any appeals therefrom or the expiration of time to appeal. On August 17, 2021, Mr. Lichtenstein and Mr. Howard surrendered the shares required under their respective Surrender Agreement and such shares were subsequently cancelled. The settlement requires court approval, and there can be no assurances that such approval will be granted.

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through September 30, 2021. In many cases these claims involved more than 100 defendants. There remained approximately 45 pending asbestos claims as of September 30, 2021. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of both September 30, 2021 and December 31, 2020, BNS Sub has accrued $1,349 relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $2,203 and $1,461 for the three months ended September 30, 2021 and 2020, respectively and $6,412 and $2,642 for the nine months ended September 30, 2021 and 2020, respectively. The lower amounts for the 2020 periods reflect a waiver of the Management Fee by the Manager from March through June 2020 to help mitigate the impact of COVID-19 on the Company; however such waived Management Fee totaling $2,186 was subsequently reinstated. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Unpaid Management Fees included in Payables to related parties on the Company's consolidated balance sheets were $105 and $2,319 as of September 30, 2021 and December 31, 2020, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $948 and $509 for the three months ended September 30, 2021 and 2020, respectively, and $2,934 and $1,661 for the nine months ended September 30, 2021 and 2020, respectively. Unpaid amounts for reimbursable expenses were approximately $975 and $1,594 as of September 30, 2021 and December 31, 2020, respectively, and are included in Payables to related parties on the Company's consolidated balance sheets.

Corporate Services

The Company's subsidiary, Steel Services Ltd ("Steel Services"), through management services agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, which are eliminated in consolidation, Steel Services has management services agreements with other companies considered to be related parties, including J. Howard Inc., Steel Partners, Ltd. and affiliates, and STCN. In total, Steel Services currently charges approximately $4,474 annually to these companies. All amounts billed under these service agreements are classified as a reduction of Selling, general and administrative expenses. The receivable from STCN of $1,680 as of September 30, 2021 includes $1,096 for amounts receivable for the management services agreement, $537 for a dividend receivable on STCN preferred stock and a $47 receivable of interest for the STCN Note.

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

Other

At September 30, 2021 and December 31, 2020, several related parties and consolidated subsidiaries had deposits totaling $1,124 and $1,164 at WebBank, respectively. Approximately $45 and $88 of these deposits, including interest which was not significant, have been eliminated in consolidation as of September 30, 2021 and December 31, 2020, respectively.

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

Steel Services has management services agreements with its consolidated subsidiaries and other related companies as further discussed in Note 17 - "Related Party Transactions." Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $8,686, $1,169 and $224, respectively, for the three months ended September 30, 2021 and $7,071, $1,316 and $408, respectively, for the three months ended September 30, 2020. Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $23,492, $3,806 and $672, respectively, for the nine months ended September 30, 2021 and $21,214, $3,947 and $1,270, respectively for the nine months ended September 30, 2020. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

Segment information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Diversified Industrial net sales	$306,471	$274,420	$860,719	$787,138
Energy net revenue	45,862	22,378	119,716	75,282
Financial Services revenue	39,780	33,535	112,604	109,496
Total revenue	$392,113	$330,333	$1,093,039	$971,916
Income (loss) from continuing operations before interest expense and income taxes:
Diversified Industrial	$33,710	$22,406	$97,246	$48,627
Energy	6,343	(1,891)	12,804	(3,641)
Financial Services	20,076	28,701	64,243	31,892
Corporate and Other	(26,514)	5,972	1,076	(46,293)
Income from continuing operations before interest expense and income taxes	33,615	55,188	175,369	30,585
Interest expense	5,089	6,988	16,059	23,337
Income tax provision	6,428	13,533	56,435	9,043
Net income (loss) from continuing operations	$22,098	$34,667	$102,875	$(1,795)
Loss (income) of associated companies, net of taxes:
Corporate and Other	$2,685	$(3,194)	$(26,276)	$26,420
Total	$2,685	$(3,194)	$(26,276)	$26,420
Segment depreciation and amortization:
Diversified Industrial	$11,824	$12,243	$35,639	$36,893
Energy	3,010	3,669	9,070	11,156
Financial Services	120	304	365	567
Corporate and Other	39	39	118	119
Total depreciation and amortization	$14,993	$16,255	$45,192	$48,735

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021
Total Capital
(to risk-weighted assets)	$248,309	29.40%	$67,593	8.00%	$88,715	10.50%	$84,491	10.00%
Tier 1 Capital
(to risk-weighted assets)	$237,710	28.10%	$50,694	6.00%	$71,817	8.50%	$67,593	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$237,710	28.10%	$38,021	4.50%	$59,144	7.00%	$54,919	6.50%
Tier 1 Capital
(to average assets)	$237,710	29.00%	$32,769	4.00%	n/a	n/a	$40,961	5.00%

As of December 31, 2020
Total Capital
(to risk-weighted assets)	$212,002	34.30%	$49,512	8.00%	$64,985	10.50%	$61,891	10.00%
Tier 1 Capital
(to risk-weighted assets)	$204,028	33.00%	$37,134	6.00%	$52,607	8.50%	$49,512	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$204,028	33.00%	$27,851	4.50%	$43,323	7.00%	$40,229	6.50%
Tier 1 Capital
(to average assets)	$204,028	32.40%	$25,219	4.00%	n/a	n/a	$31,523	5.00%
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

20. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for the nine months ended September 30, 2021 and 2020 is presented in the following table:

	Nine Months Ended September 30,
	2021	2020
Cash paid during the period for:
Interest	$17,134	$27,023
Taxes	$9,236	$30,573

21. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

As described in Note 1 - " Basis of Presentation,", the following errors in the Company's interim consolidated financial statements as of and for the three and nine months ended September 30, 2020 were identified and corrected as a result of the Electrical Products Misstatements, as well as other immaterial errors:

a.Cash and cash equivalents – As a result of the correction of a prior period balance sheet presentation error, apart from the Electrical Products Misstatements, Cash and cash equivalents decreased by $1,519 as of December 31, 2019.

b.Revenue – The Company corrected certain errors in the application of its revenue recognition policy under U.S. GAAP, which increased total Revenue by $326 for the three months ended September 30, 2020 and decreased total Revenue by $1,428 for the nine months ended September 30, 2020. These adjustments are primarily for correction of errors separate from the Electrical Products Misstatements.

c.Cost of goods sold – Primarily as a result of the correction of the Electrical Products Misstatements, Cost of goods sold increased by $4,311 and $5,105 for the three and nine months ended September 30, 2020, respectively. These Electric

Products Misstatements were due primarily to irregularities in revenue recognition journal entries, irregularities relating to Accounts payable and improper valuation of inventories.

d.Selling, general and administrative expenses – Primarily as a result of error corrections separate from the Electrical Products Misstatements, Selling, general and administrative expenses decreased by $19 and $3,552 for the three and nine months ended September 30, 2020, respectively.

e.Interest expense – As a result of the net impact of the error corrections, Interest expense for the Company's Credit Agreement increased by $312 for the nine months ended September 30, 2020, due to the impact of covenant calculations.

f.Income tax (benefit) provision – As a result of the net impact of the error corrections, Income tax provision decreased by $1,250 and $991 for the three and nine months ended September 30, 2020, respectively.

g.Net loss on deconsolidation of discontinued operations – The Company corrected errors apart from the Electrical Products Misstatements, which decreased Net loss on deconsolidation of discontinued operations by $879 for the nine months ended September 30, 2020, due primarily to recognition of an asset impairment charge.

	Three Months Ended September 30, 2020
	As Previously Reported	Adjustments for Error Corrections

Consolidated Statement of Operations			As Corrected
Revenue:
Diversified Industrial net sales	$274,094	$326	$274,420
Energy net revenue	22,378	—	22,378
Financial Services revenue	33,535	—	33,535
Total revenue	330,007	326	330,333
Costs and expenses:
Cost of goods sold	216,322	4,311	220,633
Selling, general and administrative expenses	67,418	(19)	67,399
Finance interest expense	2,537	—	2,537
Provision for loan losses	(9,684)	—	(9,684)
Interest expense	6,988	—	6,988
Realized and unrealized gains on securities, net	(969)	—	(969)
Other income, net	(1,577)	—	(1,577)
Total costs and expenses	281,035	4,292	285,327
(Loss) income before income taxes and equity method investments	48,972	(3,966)	45,006
Income tax (benefit) provision	14,783	(1,250)	13,533
Income of associated companies, net of taxes	(3,194)	—	(3,194)
Net (loss) income from continuing operations	37,383	(2,716)	34,667
Discontinued operations
Loss from discontinued operations, net of taxes	(21)	—	(21)
Net loss on deconsolidation of discontinued operations	1,161	—	1,161
Net Loss from discontinued operations, net of taxes	1,140	—	1,140
Net (loss) income	38,523	(2,716)	35,807
Net income attributable to noncontrolling interests in consolidated entities (continuing operations)	(248)	—	(248)
Net (loss) income attributable to common unitholders	$38,275	$(2,716)	$35,559
Net (loss) income per common unit - basic and diluted
Net (loss) income from continuing operations	$1.49	$(0.11)	$1.38
Net loss from discontinued operations	0.05	—	0.05
Net (loss) income attributable to common unitholders	$1.54	$(0.11)	$1.43
Net (loss) income per common unit - diluted
Net (loss) income from continuing operations	$0.77	$(0.05)	$0.72
Net (loss) income from discontinued operations	0.02	—	0.02
Net (loss) income attributable to common unitholders	$0.79	$(0.05)	$0.74
Weighted-average number of common units outstanding - basic	24,874,281	24,874,281	24,874,281
Weighted-average number of common units outstanding - diluted	52,067,382	52,067,382	52,067,382

	Nine Months Ended September 30, 2020
	As Previously Reported	Adjustments for Error Corrections

Consolidated Statement of Operations			As Corrected
Revenue:
Diversified Industrial net sales	$788,566	$(1,428)	$787,138
Energy net revenue	75,282	—	75,282
Financial Services revenue	109,496	—	109,496
Total revenue	973,344	(1,428)	971,916
Costs and expenses:
Cost of goods sold	632,600	5,105	637,705
Selling, general and administrative expenses	219,018	(3,552)	215,466
Asset impairment charges	617	—	617
Finance interest expense	9,446	—	9,446
Provision for loan losses	30,706	—	30,706
Interest expense	23,025	312	23,337
Realized and unrealized gains on securities, net	25,515	—	25,515
Other income, net	(4,544)	—	(4,544)
Total costs and expenses	936,383	1,865	938,248
(Loss) income before income taxes and equity method investments	36,961	(3,293)	33,668
Income tax (benefit) provision	10,034	(991)	9,043
Loss of associated companies, net of taxes	26,420	—	26,420
Net (loss) income from continuing operations	507	(2,302)	(1,795)
Discontinued operations
Loss from discontinued operations, net of taxes	(2,602)	—	(2,602)
Net (loss) income on deconsolidation of discontinued operations	(22,666)	879	(21,787)
Net (Loss) income from discontinued operations, net of taxes	(25,268)	879	(24,389)
Net (loss) income	(24,761)	(1,423)	(26,184)
Net income attributable to noncontrolling interests in consolidated entities (continuing operations)	(569)	—	(569)
Net (loss) income attributable to common unitholders	$(25,330)	$(1,423)	$(26,753)
Net (loss) income per common unit - basic and diluted
Net (loss) income from continuing operations	$—	$(0.10)	$(0.10)
Net (loss) income from discontinued operations	(1.02)	0.04	(0.98)
Net (loss) income attributable to common unitholders	$(1.02)	$(0.06)	$(1.08)
Weighted-average number of common units outstanding - basic and diluted	24,844,114	24,844,114	24,844,114

	Three Months Ended September 30, 2020
	As Previously Reported	Adjustments for Error Corrections

Consolidated Statement of Comprehensive (Loss) Income			As Corrected
Net income (loss)	$38,523	$(2,716)	$35,807
Other comprehensive income, net of tax:
Currency translation adjustments	1,379	—	1,379
Other comprehensive income	1,379	—	1,379
Comprehensive income (loss)	39,902	(2,716)	37,186
Comprehensive income attributable to noncontrolling interests	(248)	—	(248)
Comprehensive income (loss) attributable to common unitholders	$39,654	$(2,716)	$36,938

	Nine Months Ended September 30, 2020
	As Previously Reported	Adjustments for Error Corrections

Consolidated Statement of Comprehensive (Loss) Income			As Corrected
Net loss	$(24,761)	$(1,423)	$(26,184)
Other comprehensive loss, net of tax:
Currency translation adjustments	(184)	—	(184)
Other comprehensive loss	(184)	—	(184)
Comprehensive loss	(24,945)	(1,423)	(26,368)
Comprehensive income attributable to noncontrolling interests	(569)	—	(569)
Comprehensive loss attributable to common unitholders	$(25,514)	$(1,423)	$(26,937)

	As Previously Reported	Adjustments for Error Corrections

Consolidated Statement of Changes in Capital			As Corrected
Balance at December 31, 2019	$476,419	$(9,786)	$466,633
Net (loss) income	(61,607)	859	(60,748)
Currency translation adjustments	(2,936)	—	(2,936)
Equity compensation - restricted units	104	—	104
Deconsolidation of API	17,481	—	17,481
Other, net	58	—	58
Balance at March 31, 2020	429,519	(8,927)	420,592
Net (loss) income	(1,677)	434	(1,243)
Currency translation adjustments	1,373	—	1,373
Equity compensation - restricted units	49	—	49
Other, net	25	—	25
Balance at June 30, 2020	429,289	(8,493)	420,796
Net (loss) income	38,523	(2,716)	35,807
Currency translation adjustments	1,379		1,379
Equity compensation - restricted units	334		334
Other, net	65		65
Balance at September 30, 2020	$469,590	$(11,209)	$458,381

	Nine Months Ended September 30, 2020
	As Previously Reported	Adjustments for Error Corrections

Consolidated Statement of Cash Flows			As Corrected
Cash flows from operating activities:
Net (loss) income	$(24,761)	$(1,423)	$(26,184)
(Loss) gain from discontinued operations	(25,268)	879	(24,389)
Net (loss) income from continuing operations	507	(2,302)	(1,795)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	30,706	—	30,706
Loss of associated companies, net of taxes	26,420	—	26,420
Realized and unrealized losses on securities, net	25,515	—	25,515
Derivative gains on economic interests in loans	(3,692)	—	(3,692)
Deferred income taxes	5,231	(517)	4,714
Depreciation and amortization	48,735	—	48,735
Non-cash lease expense	6,890	—	6,890
Equity-based compensation	589	—	589
Asset impairment charges	617	—	617
Other	3,622	(3)	3,619
Net change in operating assets and liabilities:
Trade and other receivables	(22)	(1,973)	(1,995)
Inventories	1,444	2,693	4,137
Prepaid expenses and other assets	(1,041)	—	(1,041)
Accounts payable, accrued and other liabilities	5,865	2,102	7,967
Net decrease in loans held for sale	144,844	—	144,844
Net cash provided by operating activities - continuing operations	296,230	—	296,230
Net cash used in operating activities - discontinued operations	(1,649)	—	(1,649)
Total cash provided by operating activities	294,581	—	294,581
Cash flows from investing activities:
Purchases of investments	(7,256)	—	(7,256)
Proceeds from sales of investments	2,327	—	2,327
Proceeds from maturities of investments	32,995	—	32,995
Loan originations, net of collections	(2,022,276)	—	(2,022,276)
Purchases of property, plant and equipment	(15,581)	—	(15,581)
Proceeds from sale of property, plant and equipment	3,067	—	3,067
Acquisition, net of cash acquired	(3,500)	—	(3,500)
Net cash used in investing activities - continuing operations	(2,010,224)	—	(2,010,224)
Net cash provided by (used in) investing activities - discontinued operations	—	—	—
Net cash used in investing activities	(2,010,224)	—	(2,010,224)
Cash flows from financing activities:
Net revolver repayments	(26,948)	—	(26,948)
Repayments of term loans	(8,181)	—	(8,181)
Proceeds from other borrowings	2,159,721	—	2,159,721
Distribution to preferred unitholders	(40,000)	—	(40,000)
Deferred finance charges	(1,474)	—	(1,474)
Net decrease in deposits	(365,859)	—	(365,859)
Net cash provided by financing activities - continuing operations	1,717,259	—	1,717,259
Net cash used in financing activities - discontinued operations	—	—	—
Net cash provided by financing activities	1,717,259	—	1,717,259
Net change for the period	1,616	—	1,616
Effect of exchange rate changes on cash and cash equivalents	182	—	182
Cash, cash equivalents and restricted cash at beginning of period	139,467	(1,519)	137,948
Cash and cash equivalents at end of period, including cash of discontinued operations	$141,265	$(1,519)	$139,746

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, unless the context otherwise requires, the terms "we," "our," "SPLP" and the "Company" refer to Steel Partners Holdings L.P.

The following discussion is intended to assist you in understanding our present business and the results of operations, together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes contained in this Form 10-Q, along with our Form 10-K for the fiscal year ended December 31, 2020. All monetary amounts used in this discussion are in thousands.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, forward-looking statements under the headings "Item 1 - Financial Statements" and "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements appear in a number of places in this report and include statements regarding the Company's intent, belief or current expectations with respect to, among other things, (i) its financing plans, (ii) trends affecting its financial condition or results of operations and (iii) the impact of competition. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements in addition to historical information.

Forward-looking statements are only predictions based upon the Company’s current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by the statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include: the adverse effects of the COVID-19 pandemic to our business, results of operations, financial condition and cash flows; material weaknesses in the Company’s internal control over financial reporting; decline in crude oil price; fluctuations in commodity prices; substantial cash funding requirements that may be required in the future as a result of certain of the Company’s subsidiaries’ sponsorship of defined benefit pension plans; significant costs, including remediation costs, as a result of complying with environmental laws or failing to comply with other extensive regulations, including banking regulations; the impact of climate change legislation or regulations restricting emissions of greenhouse gases on costs and demand for the Company’s services; impacts to the Company’s liquidity or financial condition as a result of legislative and regulatory actions; the Company’s ability to maintain sufficient cash flows from operations or through financings to meet its obligations under its senior credit facility; risks associated with our business strategy of acquisitions; losses sustained in the Company’s investment portfolio; the impact of interest rates on the Company’s investments, such as increased interest rates or the pricing of interest rates using a spread over LIBOR; reliance on the intellectual property owned by others and the Company’s ability to protect its own intellectual property and licenses; risks associated with conducting operations outside of the United States, including changes in trade policies and the costs or limitations of acquiring materials and products used in the Company’s operations; risks of litigation; risks; impacts to the Company’s WebBank business as a result of the highly regulated environment in which it operates, as well as the risk of litigation regarding the processing of PPP loans and the risk that the SBA may not fund some or all PPP loan guaranties; potentially disruptive impacts from economic downturns in various sectors; loss of customers by the Company’s subsidiaries as a result of not maintaining long-term contracts with customers; risks related to the Company’s key members of management and the senior leadership team; the Company’s agreement to indemnify its manager pursuant to its management agreement, which may incentivize the manager to take unnecessary risks; risks related to our common and preferred units, including potential price reductions for current unitholders if additional common or preferred units are issued, as well as the lack of an active market for our units as a result of transfer restrictions contained in the Company’s partnership agreement; the ability of the Company’s subsidiaries to fully use their tax benefits; impacts as a result of changes in tax rates, laws or regulations, including U.S. government tax reform; risks associated with the refinancing of the Company’s Credit Agreement; labor disruptions as a result of vaccine manages by the United States federal government; and other factors described in the "Risk Factors" in Part I, Item 1A of the Company's Form 10-K for the year ended December 31, 2020 that could affect the Company's results. Any forward-looking statement made in this Form 10-Q speaks only as of the date hereof, and investors should not rely upon forward-looking statements as predictions of future events. Except as otherwise required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

During the three months ended September 30, 2021, WebBank continued issuing loans under the SBA PPP, primarily with one of its lending partners, authorized under the CARES. The loans were funded by the PPP Liquidity Facility and have terms of between two and five years with repayment guaranteed by the SBA. Payments by borrowers up to 16 months after the note date, and interest will continue to accrue during the 16-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. As of September 30, 2021, the total PPP loans and associated liabilities are $581,630 and $666,091, respectively, and included in Long-term loans receivable, net and Other borrowings, respectively, in the consolidated balance sheet as of September 30, 2021. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan. The timing of loan forgiveness is uncertain at this time, but borrower forgiveness applications and SBA processing is expected over the next several quarters. As the PPP continues to evolve, changes to the loan terms and exercise of loan forgiveness may materially impact the outstanding loan balances and the effective yields.

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

Impact of COVID-19

The ongoing novel coronavirus ("COVID-19") pandemic is a continuously evolving situation around the world and has negatively impacted and could continue to negatively impact the global economy. While the negative effects from the COVID-19 pandemic in the first half of 2020 were material to the Company's operating results, the Company experienced sales growth during the second half of 2020 and continued to experience such growth for the first three quarters of 2021. The Company’s operating results will be subject to fluctuations based upon general economic conditions and the extent to which COVID-19 may impact its business will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration and severity of the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and the extent and severity of the impact on the Company's customers and suppliers. The Company continues to actively monitor the COVID-19 pandemic and its potential impacts on the Company's employees, customers, suppliers and financial results. During the year ended December 31, 2020, as the COVID-19 pandemic progressed, the Company initiated many cost reducing actions to help mitigate the financial impact of the pandemic. The Company continues to evaluate further or continued actions as circumstances warrant.

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

The Company assessed the materiality of the errors in its historical annual consolidated financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") Topic 1.M, Materiality, codified in Accounting Standards Codification ("ASC") 250, Accounting Changes and Error Corrections, and concluded that the errors were not material to the previously filed annual consolidated financial statements or corresponding unaudited interim periods but would be material in the aggregate if corrected solely in the consolidated financial statements as of and for the year ended December 31, 2020. In accordance with ASC 250 (SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company corrected for these errors by revising previously filed 2019 annual consolidated financial statements, including the impact to beginning Partners' capital, in connection with the filing of Form 10-K for the year ended December 31, 2020. The revised annual consolidated financial statements also included adjustments to correct certain other immaterial errors, including errors that had previously been adjusted for and disclosed as out of period corrections in the period identified.

Additionally, in connection with the filing of this Form 10-Q, the Company has disclosed the impact of the restatement to the consolidated interim financial statements as of and for the three and nine months ended September 30, 2020 to correct for the errors. The accompanying footnotes have also been corrected to reflect the impact of the revisions of the previously filed 2020 interim consolidated financial statements. Refer to Note 21 - "Restatement of Previously Issued Consolidated Financial Statements" for reconciliations between as reported and as revised quarterly amounts.

Reconciliation between U.S. GAAP and Non-GAAP Financial Measures

We use certain non-GAAP financial measurements as defined by the SEC, which include "Adjusted EBITDA." The Company defines Adjusted EBITDA as net income or loss from continuing operations before the effects of income or loss from investments in associated companies and other investments held at fair value, interest expense, taxes, depreciation and amortization, non-cash pension expense or income, and realized and unrealized gains or losses on investments, and excludes certain non-recurring and non-cash items. The Company is presenting this non-GAAP financial measurement because it believes that this measure provides useful information to investors about the Company's business and its financial condition. The Company believes this measure is useful to investors because it is a measure used by the Company's Board of Directors and management to evaluate its ongoing business, including in internal management reporting, budgeting and forecasting processes, in comparing operating results across the business, as an internal profitability measure, as a component in evaluating the ability and the desirability of making capital expenditures and significant acquisitions, and as an element in determining executive compensation.

However, the Adjusted EBITDA measure is not a measure of financial performance under U.S. GAAP, and the items excluded from this measure are significant components in understanding and assessing financial performance. Therefore, this non-GAAP financial measurement should not be considered a substitute for net income or loss. Because Adjusted EBITDA is calculated before recurring cash charges, including realized losses on investments, interest expense, and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a measure of discretionary cash available to invest in the growth of the business. There are a number of material limitations to the use of Adjusted EBITDA as an analytical tool, including the following:

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

The following table reconciles net income (loss) from continuing operations to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Adjusted EBITDA Reconciliation
Net income (loss) from continuing operations	$22,098	$34,667	$102,875	$(1,795)
Income tax provision	6,428	13,533	56,435	9,043
Income from continuing operations before income taxes	28,526	48,200	159,310	7,248
Add (Deduct):
Loss (income) of associated companies, net of taxes	2,685	(3,194)	(26,276)	26,420
Realized and unrealized losses (gains) on securities, net	21,453	(969)	40,232	25,515
Interest expense	5,089	6,988	16,059	23,337
Depreciation	10,417	10,999	31,240	33,085
Amortization	4,576	5,256	13,952	15,650
Non-cash asset impairment charges	—	—	—	617
Non-cash pension (income) expense	(1,433)	1,257	(4,434)	2,432
Non-cash equity-based compensation	399	333	1,116	589
Other items, net	779	415	(34,568)	11,764
Adjusted EBITDA	$72,491	$69,285	$196,631	$146,657

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment Adjusted EBITDA
Diversified Industrial	$45,702	$37,862	$118,047	$103,019
Energy	7,865	2,052	18,892	8,155
Financial Services	20,693	28,656	64,594	32,457
Corporate and Other	(1,769)	715	(4,902)	3,026
Total	$72,491	$69,285	$196,631	$146,657

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$392,113	$330,333	$1,093,039	$971,916
Cost of goods sold	252,819	220,633	712,101	637,705
Selling, general and administrative expenses	80,405	67,399	223,793	215,466
Asset impairment charges	—	—	—	617
Interest expense	5,089	6,988	16,059	23,337
Realized and unrealized losses (gains) on securities, net	21,453	(969)	40,232	25,515
All other expense (income), net	1,136	(8,724)	(32,180)	35,608
Total costs and expenses	360,902	285,327	960,005	938,248
Income from continuing operations before income taxes and equity method investments	31,211	45,006	133,034	33,668
Income tax provision	6,428	13,533	56,435	9,043
Loss (income) of associated companies, net of taxes	2,685	(3,194)	(26,276)	26,420
Net income (loss) from continuing operations	$22,098	$34,667	$102,875	$(1,795)

Revenue

Revenue for the three months ended September 30, 2021 increased $61,780, or 18.7%, as compared to the same periods last year, due to higher sales volume across all segments, primarily due to the economic recovery from COVID-19.

Revenue for the nine months ended September 30, 2021 increased $121,123, or 12.5%, as compared to the same period last year, due to higher sales volume across all segments, primarily due to the economic recovery from COVID-19.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2021 increased $32,186, or 14.6%, as compared to the same period last year, due to increases in the Diversified Industrial and Energy segments. The increases in the Diversified Industrial and Energy segments in the three months ended September 30, 2021 were primarily due to the higher sales volume discussed above.

Cost of goods sold for the nine months ended September 30, 2021 increased $74,396, or 11.7%, as compared to the same period last year, due to increases in the Diversified Industrial and Energy segments. The increases in the Diversified Industrial and Energy segments in the nine months ended September 30, 2021 were primarily due to the higher sales volume discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2021 increased $13,006, or 19.3%, as compared to the same period last year, primarily driven by higher sales volume.

SG&A for the nine months ended September 30, 2021 increased $8,327, or 3.9%, as compared to the same period last year, primarily due to the impact of higher sales volume as discussed above, partially offset by an environmental reserve charge of $14,000 in the Diversified Industrial segment related to a legacy, non-operating site during the 2020 period.

Asset Impairment Charges

No impairment charges were recorded in the three or nine months ended September 30, 2021. During the first quarter of 2020, as a result of COVID-19 related declines in our youth sports business within the Energy segment, intangible assets of $617, primarily customer relationships, were fully impaired.

Interest Expense

Interest expense for the three months ended September 30, 2021 decreased $1,899, or 27.2%, as compared to the same period last year. The decrease for the three months ended September 30, 2021 was primarily due to lower interest rates and lower average debt levels, as compared to the same period of 2020.

Interest expense for the nine months ended September 30, 2021 decreased $7,278, or 31.2%, as compared to the same period last year. The lower interest expense for the nine months ended September 30, 2021 was primarily due to lower interest rates and lower average debt levels compared to the same period of 2020.

Realized and Unrealized (Gains) Losses on Securities, Net

The Company recorded losses of $21,453 for the three months ended September 30, 2021, as compared to gains of $969 in the same period of 2020 and losses of $40,232 for the nine months ended September 30, 2021, as compared to losses of $25,515 in the same period of 2020. These gains and losses were primarily due to unrealized gains and losses related to the mark-to-market adjustments on the Company's portfolio of securities in both periods, as well as a realized loss on the sale of securities in the first half of 2020.

All Other Expense (Income), Net

All other expense, net totaled $1,136 for the three months ended September 30, 2021, as compared to All other income, net that totaled $8,724 in the same period of 2020. The income from the 2020 period was due primarily to a net improvement in the (benefit from) provision for loan losses.

All other income, net totaled $32,180 for the nine months ended September 30, 2021, is primarily comprised of: (1) a $19,740 one-time dividend from Aerojet; (2) a pre-tax gain of $8,096 on the sale of OMG’s Edge business; and (3) a pre-tax gain of $6,646 on the sale of an idle facility in the Joining Materials business. All other expense, net totaled $35,608 for the nine months ended September 30, 2020 was primarily comprised of provisions for loan losses.

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

The Company recorded income tax provisions of $6,428 and $13,533 for the three months ended September 30, 2021 and 2020, respectively, and income tax provisions of $56,435 and $9,043 for the nine months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate was 20.6% and 30.1% for the three months ended September 30, 2021 and 2020, respectively, and was 42.4% and 26.9% for the nine months ended September 30, 2021 and 2020, respectively. The higher effective tax rate for the nine months ended September 30, 2021 is primarily due to an increase in U.S. tax expense related to unrealized gains on investments. Excluding the impact of the unrealized gains on investments, the estimated annual effective tax rate is expected to be approximately 27%.

Loss (Income) of Associated Companies, Net of Taxes

Loss from associated companies, net of taxes, was $2,685 for the three months ended September 30, 2021, as compared to income from associated companies, net of taxes, of $3,194 to the same period of 2020. The change is primarily due to the absence of increases in the fair value of Aviat common stock in 2021 and unfavorable changes in the fair value of the Company's investments in STCN preferred stock and common stock in the three months ended September 30, 2021.

Income from associated companies, net of taxes was $26,276 for the nine months ended September 30, 2021, as compared to a loss from associated companies, net of tax of $26,420 in the same period of 2020. The improvement is primarily due to favorable changes in the fair value of the Company’s investment in STCN common stock.

Adjusted EBITDA

Adjusted EBITDA was $72,491 for the three months ended September 30, 2021, as compared to $69,285 in the same period of 2020. Adjusted EBITDA increased by $3,206, primarily due to improved profitability from both Diversified Industrials and Energy segments as a result of higher sales volume, partially offset by Financial Services segment due to benefit from provision for loan losses in the 2020 period.

Adjusted EBITDA was $196,631 for the nine months ended September 30, 2021, as compared to $146,657 in the same period of 2020. Adjusted EBITDA increased by $49,974 primarily due to improved profitability from both Diversified Industrial and Energy Segments as a result of higher sales volume, as well as from the Financial Services segment driven by lower financial interest expense and lower provision for loan losses.

Segment Analysis

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Diversified Industrial net sales	$306,471	$274,420	$860,719	$787,138
Energy net revenue	45,862	22,378	119,716	75,282
Financial Services revenue	39,780	33,535	112,604	109,496
Total revenue	$392,113	$330,333	$1,093,039	$971,916
Income (loss) from continuing operations before interest expense and income taxes:
Diversified Industrial	$33,710	$22,406	$97,246	$48,627
Energy	6,343	(1,891)	12,804	(3,641)
Financial Services	20,076	28,701	64,243	31,892
Corporate and other	(26,514)	5,972	1,076	(46,293)
Income from continuing operations before interest expense and income taxes	33,615	55,188	175,369	30,585
Interest expense	5,089	6,988	16,059	23,337
Income tax provision (benefit)	6,428	13,533	56,435	9,043
Net income (loss) from continuing operations	$22,098	$34,667	$102,875	$(1,795)
(Income) loss of associated companies, net of taxes:
Corporate and other	$2,685	$(3,194)	$(26,276)	$26,420
Total	$2,685	$(3,194)	$(26,276)	$26,420
Segment depreciation and amortization:
Diversified Industrial	$11,824	$12,243	$35,639	$36,893
Energy	3,010	3,669	9,070	11,156
Financial Services	120	304	365	567
Corporate and other	39	39	118	119
Total depreciation and amortization	$14,993	$16,255	$45,192	$48,735

Diversified Industrial

Net sales for the three months ended September 30, 2021 increased $32,051, or 11.7%, as compared to the same period of 2020. Net sales increased by $38,200 primarily due to higher sales volume from the Building Materials and Joining Material, and Performance Materials businesses. This increase was partially offset by $6,100 primarily due to lower sales volume from the Electrical Products businesses.

Segment operating income for the three months ended September 30, 2021 increased $11,304, as compared to the same period of 2020. Higher operating income for the 2021 period was primarily due to higher sales volume.

Segment adjusted EBITDA for the three months ended September 30, 2021 was $7,840 higher, as compared to the same period in 2020, primarily due to higher sale volume.

Net sales for the nine months ended September 30, 2021 increased by $73,581, or 9.3%, as compared to the same period of 2020, net sales increased by $101,700, primarily due to higher sales volume from the Joining Material and Building Materials businesses. These increases were partially offset by $28,100 primarily due to lower sales volume from the Electrical Products businesses.

Segment operating income for the nine months ended September 30, 2021 increased by $48,619, or 100.0%, as compared to the same period of 2020. Higher operating income for the 2021 period was primarily due to: (1) higher sales volume, (2) a $8,096 pre-tax gain on the sale of OMG’s Edge business, (3) a $6,646 pre-tax gain on the sale of an idle facility in the Joining Materials business, and (4) an environmental reserve charge of $14,000 related to a legacy, non-operating site in the second quarter of 2020 that did not recur.

Segment adjusted EBITDA for the nine months ended September 30, 2021 was $15,028 higher, as compared to the same period in 2020, primarily due to higher sales volume.

Energy

Net revenue for the three months ended September 30, 2021 increased $23,484, or 104.9%, as compared to the same period of 2020. The increase in net revenue was primarily due to higher rig hours driven by higher demand from the energy sector due to the rebound of energy prices.

Segment operating results for the three months ended September 30, 2021 increased $8,234, as compared to the same period of 2020, primarily due to higher revenue.

Segment Adjusted EBITDA for the three months ended September 30, 2021 increased $5,813, as compared to the same period of 2020. The increase was primarily driven by higher revenue.

Net revenue for the nine months ended September 30, 2021 increased $44,434, or 59.0%, as compared to the same period of 2020. The increase in net revenue was primarily due to higher rig hours driven by higher demand from the energy sector due to the rebound of energy prices.

Segment operating results for the nine months ended September 30, 2021 increased $16,445, as compared to the same period of 2020, primarily due to higher sales volume.

Segment Adjusted EBITDA for the nine months ended September 30, 2021 increased $10,737 as compared to the same period of 2020. The increase was primarily driven by higher sales volume.

Financial Services

Revenue for the three months ended September 30, 2021 increased $6,245, or 18.6%, as compared to the same period of 2020. The increase was primarily due to an increase in interest income and fees due to PPP loan forgiveness and sale, revaluation of warrants and higher origination volume, as compared to the same period of 2020.

Segment operating results for the three months ended September 30, 2021 decreased $8,625, as compared to the same period of 2020. The decrease was primarily due to higher provision for loan losses of $10,122, partially offset by lower finance interest expense of $747, as compared to the same period of 2020. The higher provision for loan losses was due to reversal of COVID-19 related Q&E adjustments in the 2020 period due better loan performance than expected and higher than expected loan paydowns. The lower finance interest expense was due to a decrease in balances, primarily PPP Liquidity Facility borrowings.

Segment Adjusted EBITDA for the three months ended September 30, 2021 decreased $7,963, as compared to the same period of 2020, primarily due to the benefit from lower provision for loan losses from the 2020 period.

Revenue for the nine months ended September 30, 2021 increased $3,108, or 2.8%, as compared to the same period of 2020. 2020. The increase was primarily due to an increase in warrant sales and higher interest income related PPP loans and sale, partially offset by a decrease in interest income and fees due to lower origination volume and lower HTM balances.

Segment operating income for the nine months ended September 30, 2021 increased $32,351, as compared to the same period of 2020. The higher operating income was primarily due to lower finance interest expense of $2,797 and lower provision for loan losses of $32,550, partially offset by incremental personnel costs for the nine months ended September 30, 2021. The lower provision for loan losses was due to reversal of COVID-19 related Q&E adjustments due better loan performance than expected and high than expected loan paydowns. The lower finance interest expense was due to a decrease in balances and interest rates. The higher SG&A was driven by higher personnel expense due to higher bonus accrual as well higher credit performance fee due to higher CRT balances, partially offset by lower servicing fees due to lower loan balances, excluding PPP loans.

Segment Adjusted EBITDA for the nine months ended September 30, 2021 increased $32,137, as compared to the same period of 2020, primarily due to the benefit from lower provision.

Corporate and Other

Operating losses were $26,514 and operating income was $1,076 for the three and nine months ended September 30, 2021, respectively, as compared to an operating income of $5,972 and loss of $46,293 for the three and nine months ended

September 30, 2020, respectively. The fluctuations were primarily due to changes in investment gains and losses from both marketable securities and associated companies.

Incentive Unit Awards

In 2012, SPLP issued to the Manager partnership profits interests in the form of Incentive Units which entitle the holder generally to share in 15% of the increase in the equity value of the Company, based on the volume weighted average price of the Company’s common units for the 20 trading days prior to the year-end measurement date. In 2015, the Manager assigned its rights to Incentive Units to a related party, SPH SPV-I LLC. Vesting in Incentive Units is measured annually on the last day of the Company’s fiscal year and is based upon exceeding a baseline equity value per common unit which is currently $19.65 and was determined when the most recent award vested on December 31, 2017. The number of outstanding Incentive Units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The measurement date equity value per common unit is determined by calculating the volume weighted average price of the Company’s common units for 20 trading days prior to a measurement date. If an Incentive Unit award vests as of an annual measurement date they will be issued as Class C units. The Class C units are identical to the LP Units in all respects, except that net losses are not allocated to a holder of Class C units, liquidating distributions made by the Company to such holder may not exceed the amount of its capital account allocable to such Class C units and such Class C units may not be sold in the public market, until they have converted into LP Units. At such time that the amount of the capital account allocable to a Class C unit is equal to the amount of the capital account allocable to an LP Unit, such Class C unit shall convert automatically into an LP Unit.

Upon vesting in Incentive Units, the baseline equity value will be recalculated as the new baseline equity value to be assessed at the next annual measurement date. If the baseline equity value is not exceeded as of an annual measurement date, then no portion of annual incentive units will be classified as Class C common units for that year and the baseline equity value per common unit will be the same amount as determined upon the prior vesting. The Class C units are identical to the LP Units in all respects, except that net losses are not allocated to a holder of Class C units, liquidating distributions made by the Company to such holder may not exceed the amount of its capital account allocable to such Class C units and such Class C units may not be sold in the public market, until they have converted into LP Units. At such time that the amount of the capital account allocable to a Class C unit is equal to the amount of the capital account allocable to an LP Unit, such Class C unit shall convert automatically into an LP Unit. No Class C common units were vested in 2020. If September 30, 2021, were the annual measurement date, then approximately 1,100,000 Incentive Units would vest and be issued as Class C common units based upon the volume weighted-average price of the Company's common units for 20 trading days prior to September 30, 2021; however, vesting only occurs based on the value of the Company’s common units at the annual measurement date on December 31, 2021, and therefore, more, fewer or no Incentive Units may vest for 2021.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows from continuing operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$58,884	$296,230
Net cash provided by (used in) investing activities	1,340,547	(2,010,224)
Net cash (used in) provided by financing activities	(1,402,274)	1,717,259
Net change for the period	$(2,843)	$3,265

Cash Flows from Operating Activities

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2021 was $58,884, a decrease of $237,346 compared to the same period in 2020. The decrease was primarily due to higher working capital requirements, driven by an increase in loans held for sale of $71,070 due to the timing of loan originations, which can vary significantly from period-to-period since these loans are typically sold after origination, this was partially offset by higher operating income and certain non-cash items. Net cash provided by discontinued operations was $135 for the nine months ended September 30, 2021.

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2020 was $296,230. Net loss from continuing operations of $1,795 was offset by certain non-cash items and a net cash generation of $153,912 relating to changes in operating assets and liabilities. The net cash generated by changes in operating assets and liabilities was primarily due to a decrease in loans held for sale of $144,844 due to the timing of loan originations, which can vary significantly from period-to-period since these loans are typically sold after origination, an increase in accounts payable, accrued and other liabilities of $7,967 and a decrease in inventories of $4,137, partially offset by an increase in trade and other receivables of $1,995 and an increase in prepaid expenses and other assets of $1,041. Net cash used in discontinued operations was $1,649 for the nine months ended September 30, 2020.

Cash Flows from Investing Activities

Net cash provided by investing activities of continuing operations for the nine months ended September 30, 2021 was $1,340,547. Significant items included a decrease in loan originations, net of collections of $782,032, proceeds from the sales of loans of $530,969, proceeds from net sales of investments of $23,941, proceeds from the sale of the OMG Edge business for $16,000 and proceeds from the sale of property, plant and equipment of $6,979, partially offset by purchases of property, plant and equipment of $19,556.

Net cash used in investing activities of continuing operations for the nine months ended September 30, 2020 was $2,010,224. Significant items included an increase in loan originations, net of collections, of $2,022,276, purchases of property, plant and equipment of $15,581 and net cash paid for the Metallon, Inc. acquisition of $3,500, partially offset by proceeds from net sales of investments of $28,066 and proceeds from sale of property, plant and equipment of $3,067.

Cash Flows from Financing Activities

Net cash used in financing activities of continuing operations for the nine months ended September 30, 2021 was $1,402,274. Significant items included PPP loan repayments of $2,476,640, net revolver payments of $63,013, purchases of the Company's common units of $38,302, term loan repayments of $7,697 and distributions to preferred unitholders of $7,225, partially offset by proceeds from PPP loan borrowings of $1,056,749 and an increase in deposits of $133,854.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $1,717,259. Significant items included PPP loan borrowings of $2,159,721, partially offset by a net decrease in deposits of $365,859, payments to redeem SPLP preferred units of $40,000, net revolver repayments of $26,948, term loan repayments of $8,181 and deferred finance charges of $1,474.

LIQUIDITY AND CAPITAL RESOURCES

SPLP (excluding its operating subsidiaries, the "Holding Company") is a diversified global holding company with assets that principally consist of the stock of its direct subsidiaries, equity method and other investments, and cash and cash equivalents. The Company works with its businesses to enhance the liquidity and operations of its businesses and increase long-term value for its unitholders and stakeholders through balance sheet improvements, capital allocation policies, and operational and growth initiatives.

The Company's Credit Agreement consists of a revolving credit facility in an aggregate principal amount not to exceed $500,000 and a $175,000 term loan with quarterly amortization of $2,500. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, each as defined in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial covenants as of September 30, 2021. The Company believes it will remain in compliance with all financial covenants for the next twelve months. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire on November 14, 2022, and all outstanding amounts will be due and payable. The Company is in the process of refinancing the Credit Agreement, which is expected to be completed in the fourth quarter of 2021; however, the successful completion of refinancing in the fourth quarter of 2021 or at all will depend on the capital and credit markets and is therefore not guaranteed.

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

As of September 30, 2021, the Company's working capital was $495,689, as compared to working capital of $286,302 as of December 31, 2020. The Company's total availability under the Credit Agreement was approximately $403,500 as of September 30, 2021. During the nine-month period ended September 30, 2021, capital expenditures were $19,556, as compared to $15,581 for the same period of 2020. The Company currently expects full year capital expenditures in the range of $26,000 to $34,000 in 2021, as compared to $23,226 in 2020. The Company and its subsidiaries have ongoing commitments, which include funding of the minimum requirements of its subsidiaries' pension plans. Pension expense is included in Selling, general and administrative expenses in the consolidated statements of operations. During the nine months ended September 30, 2021, the Company contributed $38,700 to its pension plans, which includes 2020 contributions of $27,400 that were deferred until January 4, 2021 under the CARES Act. On October 15, 2021, the Company contributed $2,400 to its pension plans, the Company does not expect to make any additional contributions during the fourth quarter of 2021. Required future pension contributions are estimated based upon assumptions such discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $116,103 and $117,553 in cash and cash equivalents, time deposits placed at other institutions and federal funds sold as of September 30, 2021 and December 31, 2020, respectively. WebBank had $40,000 in lines of credit from its correspondent banks as of both September 30, 2021 and December 31, 2020. WebBank had $104,985 and $30,590 available from the Federal Reserve discount window as of September 30, 2021 and December 31, 2020, respectively. Therefore, WebBank had a total of $261,088 and $188,143 in cash, lines of credit and access to the Federal Reserve Bank discount window as of September 30, 2021 and December 31, 2020, respectively, which represents approximately 30.4% and 29.4%, respectively, of WebBank's total assets, excluding PPP loans.

OTHER

Critical Accounting Policies Update

The Company's consolidated financial statements are prepared in conformity with U.S. GAAP, which require us to make estimates and assumptions that affect the amounts reported in the financial statements. The critical accounting policies and estimates that we believe are most critical to the portrayal of our financial condition and results of operations are reported in the "Critical Accounting Policies" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2020.

As of September 30, 2021, the Company did not identify any indicators of impairment and determined its goodwill, other intangible assets and long-lived assets were not impaired. However, as a result of the COVID-19 pandemic, it is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets are impaired. The Company performed an interim impairment test of Electrical Products’ goodwill and other long-lived assets as of March 31, 2021 and determined goodwill and other long-lived assets were not impaired. The fair value of the Electrical Products reporting unit was 6% higher than its carrying value as of March 31, 2021. At September 30, 2021, the goodwill related to the Electrical Products reporting unit within the Diversified Industrial segment is at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to further economic downturns, decreased customer demand for Electrical Products' services, or an inability to execute management’s business strategies. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods. As of September 30, 2021, the Electrical Products' reporting unit had goodwill of $46,445.

In connection with the Company's 2020 annual fourth quarter goodwill impairment testing and as a result of declines in customer demand in the Performance Materials reporting unit, which is included in the Diversified Industrial segment, the Company determined its fair value was less than its carrying value. The Company partially impaired the Performance Materials reporting units' goodwill and recorded a $1,100 charge in Goodwill impairment charges in the consolidated statement of operations for the year ended December 31, 2020. While the Company did not identify further indicators of impairment for Performance Materials as of September 30, 2021, it may be at risk of further impairment in the future if the business does not perform as expected, including if it does not recover as planned from the COVID-19 pandemic, or if market factors used in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital. As of September 30, 2021, the Performance Materials' reporting unit had $6,808 of goodwill.

There were no material changes to our critical accounting policies during the nine months ended September 30, 2021, as compared to those reported in Form 10-K for the fiscal year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk, as compared to the quantitative and qualitative disclosures about market risk described in our Form 10-K for the fiscal year ended December 31, 2020.
.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2021 due to material weaknesses in internal control over financial reporting described in management’s report on internal control over financial reporting in our Form 10-K for the year ended December 31, 2020.

Notwithstanding the identified material weaknesses, management, including our Principal Executive Officer and Principal Financial Officer has determined, based on the procedures we have performed, that the consolidated financial statements included in this Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows as of September 30, 2021 and for the periods presented in accordance with U.S. GAAP.

As discussed in Note 21 – "Restatement of Previously Issued Consolidated Financial Statements," during the Company's 2020 year-end close process, management identified certain immaterial errors in the financial statements of a division within our Electrical Products business that were consolidated into previously filed financial statements. The prior period errors are related primarily to this division of the Company's Electrical Products business within the Diversified Industrial segment that represented approximately 10% and 11% of the Company's revenue in 2019 and 2020, respectively, and are primarily related to inventories, revenue recognition and trade receivables, and accounts payable. Management has revised prior period financial information from January 1, 2019 to September 30, 2020 (the "Revision Period") to correct for the errors identified related to this business and other immaterial errors impacting prior years that were not previously recorded. The errors identified resulted from several control deficiencies that were in existence during the Revision Period and as of December 31, 2020, as follows:

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

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management, under the oversight of the Audit Committee of the Company's Board of Directors, continues to enhance its internal control over financial reporting and to take steps to remediate the material weaknesses identified during the year ended December 31, 2020 primarily due to errors in the financial statements of a division within our Electrical Products business within the Diversified Industrial segment. Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout the remainder of 2021 and into 2022. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. During the nine months ended September 30, 2021, we believe that we made progress on the remediation of the control deficiencies noted above. Management's current plans include the following:

•Hiring new key management and finance team members in the Electrical Products business with the appropriate experience, certifications, education and training for key financial reporting and accounting positions. Management believes that the addition of skilled personnel will help to facilitate adherence to policies, procedures and controls to strengthen our control environment. During the six months ended June 30, 2021, the Electrical Products business hired a new president, chief financial officer and controller and is continuing to augment its finance and accounting team with additional professionals with the appropriate level of accounting and internal controls experience. The Electrical Products business also hired a new human resources leader tasked with raising the awareness of the importance of transparency and improving the communications culture and processes.
•Implementing controls to formalize roles and review responsibilities so as to align with the skills and experience of personnel, and implement formal controls over segregation of duties. We have engaged a third-party firm to assist us in evaluating our overall internal controls program, including the overall allocation of responsibilities. We are currently enhancing our overall risk assessment approach, including formalizing the overall IT risk assessment process. Additionally, we plan to update our risk and control matrices, with a particular focus on management review controls at the operating companies as well as Corporate. We also intend to focus on standardizing our processes and enhancing our key controls to address material risks.
•Updating our (i) existing accounting policies to eliminate subjective judgments where possible and (ii) internal control framework to promote consistency across the organization to support compliance with U.S. GAAP and regulatory requirements.
•Improving the design of our existing monitoring and oversight control activities at the Corporate and operating company divisional level, including by adding additional layers of examination to ensure appropriate review procedures over journal entries and account reconciliations have taken place and have been documented appropriately. We are enhancing our key enterprise controls including financial operations reviews, balance sheet reviews and processes for performing and monitoring the account reconciliation process. We are currently evaluating the process of timely communication of significant information between Corporate and the operating companies regarding significant judgments, estimates and other key items that may have financial statement impacts.

•Providing additional training to employees throughout the Company on (i) the Company's ethics and integrity policies included in the Code of Business Conduct and its Core Values and (ii) the whistleblower program. Management plans to enhance compliance practices, including the update and distribution of our Code of Business Conduct, whistleblower and ethics policies, which will continue to require annual certification by all employees. An annual Code of Conduct training began in the third quarter of 2021. The Company has also implemented a company-wide training initiative focused on internal controls, accounting and financial reporting considerations.

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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's Form 10-K for the year ended December 31, 2020, as disclosed in Part I, Item 1A, Risk Factors, other than as set forth below. Investors are encouraged to review such risk factors in such Form 10-K and below prior to making an investment in the Company.

Changes in tax rates, laws or regulations, including U.S. government tax reform, could have a negative impact on the results of future operations.

The Company is subject to taxation in the U.S. and foreign jurisdictions. Changes in various tax laws can and do occur. For example, on December 22, 2017, the U.S. Tax Cuts and Jobs Act ("Act") was enacted. The Act made substantial changes to the Internal Revenue Code, some of which could have an adverse effect on our business. Among other things, the Act (i) reduces the U.S. corporate income tax rate from 35% to 21% beginning in 2018, (ii) limits annual deductions for interest net expense to no more than 30% of our "adjusted taxable income," plus 100% of our business interest income for the year and (iii) permits a taxpayer to offset only 80% (rather than 100%) of its taxable income with any U.S. net operating losses ("NOLs") generated for taxable years beginning after 2017. The U.S. Department of the Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. While the U.S. Department of the Treasury has issued some proposed regulations since the enactment of the Act, additional guidance is likely forthcoming.

The current U.S. presidential administration has various proposals that, if enacted, would cause significant changes to existing tax law, in particular, an increase in U.S. federal income taxes on corporations and the tax rate on foreign earnings. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. In connection with the Base Erosion and Profit Shifting Integrated Framework provided by Organization for Economic Cooperation and Development (“OECD”), the OECD recently reached agreement to align countries on a minimum corporate tax rate and an expansion of the taxing rights of market countries, and therefore, determination of multi-jurisdictional taxation rights and the rate of tax applicable to certain types of income may be subject to potential change. There can be no assurance that future changes to the U.S. federal, state and foreign income tax laws will not be proposed or enacted that could materially or adversely impact our business or financial results. If and when any or all of these changes are put into effect, they could result in tax increases where we do business both in and outside of the United States, and could have a material adverse effect on the results of our operations.

The various United States federal government orders and regulations directing employers to require their employees to be vaccinated could lead to labor disruptions, which could have a material adverse effect on our business and results of operations.

On September 9, 2021, U.S. President Joseph R. Biden issued an executive order obligating parties that contract with the federal government to require their employees to be fully vaccinated against COVID-19, with limited exceptions for certain accommodations. On September 24, 2021, the Safer Federal Work Task Force issued its workplace safety guidelines on the implementation of the mandate on government contractors. Certain of our subsidiaries may be classified as government contractors. As a result, by the federally mandated deadline of January 4, 2022, some of our U.S.-based employees may be subject to the executive order and must be fully vaccinated against COVID-19 in order to remain employed by us, with limited exemptions. Additionally, on September 9, 2021, President Biden announced a plan directing the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to issue an emergency temporary standard requiring all private employers with 100 or more workers to mandate COVID-19 vaccination or produce a weekly test for all employees. OSHA issued the emergency temporary standard on November 4, 2021, requiring covered employers to comply with the vaccine mandate by January 4, 2022 or face substantial penalties for non-compliance. As a company with more than 100 employees, unless these new regulations are overturned, we would thus be required by the federally required January 4, 2022, to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly. Additional and/or more protective vaccine mandates may be announced by the state or local jurisdictions in which our businesses operate.

Given current information, it is not possible to predict with certainty the impacts the impending mandates described above would have. However, these mandates may result in increased costs, labor disruptions or employee attrition, which could be material as a substantial number of our employees are based in areas of the country where vaccination rates are below the national average. If we lose employees, it may be difficult in the current competitive labor market to find replacement employees, and this could have an adverse effect on future revenues and costs, which could be material. In addition, additional uncertainty could be caused by competing and potentially conflicting laws and regulations, such as the recent executive order issued by the governor of Texas prohibiting vaccine mandates. Accordingly, the impending mandates when implemented, additional and/or more protective vaccine mandates and/or potentially conflicting laws and regulations regarding vaccine mandates could have a material adverse effect on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

The Board of SPH GP, the general partner of SPLP, has approved the Repurchase Program. The Repurchase Program supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs, as discussed in further detail in Note 12 - "Capital and Accumulated Other Comprehensive Loss.". Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. In the three months ended September 30, 2021, the Company repurchased 330,434 common units for $9,690. Since inception of the Repurchase Program the Company has purchased 6,039,870 common units for an aggregate price of approximately $92,647. As of September 30, 2021, there remained 479,131 units that may yet be purchased under the Repurchase Program. In October 2021, the Company repurchased 100,000 common units for $2,852. On November 11, 2021, the Board of Directors of SPH GP, approved an increase of 1,120,869 common units to the Repurchase Program which increased the remaining units available for purchase to 1,500,000 common units.

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 through July 31, 2021	195,305	$29.30	195,305	614,260
August 1, 2021 through August 31, 2021	135,129	$29.36	135,129	479,131
September 1, 2021 through September 30, 2021	—	$—	—	479,131
Total	330,434		330,434

Item 6. Exhibits

Exhibit No.	Description

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 12, 2021	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.,
Its General Partner

		By:	/s/ Jason Wong
Jason Wong
Chief Financial Officer and Authorized Signatory
(Principal Financial and Principal Accounting Officer)