Form 10-K
period 2021-12-31
STEEL PARTNERS HOLDINGS L.P.
filed 2022-03-10
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐
1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of our common units held by non-affiliates of registrant as of June 30, 2021 totaled approximately $205.8 million based on the then-closing unit price.

On March 1, 2022, there were 20,730,523 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for the 2022 Annual Meeting of Limited Partners are incorporated by reference into Part III of this annual report on Form 10-K.

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

PART I

FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY

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

Forward-looking statements are only predictions based upon the Company's current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by the statements. Certain factors that might cause actual results to differ from our expectations include, but are not limited to:

Risks Related to Our Business

•significant volatility in prices of, and declines in demand for, crude oil;
•fluctuations in commodity prices;
•the potential need for cash funding requirements due to our subsidiaries’ sponsorship of defined benefit pension plans;
•our ability to comply with environmental, health and safety laws and regulations;
•increased and reduced demand for our services as a result of climate change legislation or regulations;
•our ability to comply with banking and other extensive regulations to which our businesses are subject;
•impacts to our liquidity or financial condition as a result of extensive legislative and regulatory requirements of our subsidiary, WebBank;
•our ability to meet our obligations under our senior credit facility through future cash flows as well as future financings, which may be impacted by credit market volatility;
•negative impacts to our business strategy to make acquisitions due to factors such as management diversion and increased costs and expenses;
•divestitures and contingent liabilities from divested businesses could adversely affect our business and financial results;
•losses sustained in our investment portfolio;
•the negative impact of rising interest rates on our investments;
•our ability to adequately obtain or protect our intellectual property and licenses, or defend against third-party infringement claims;
•negative impacts to the cost or availability of the materials and products we use in our operations (for example, as a result of changes in U.S. trade policies);
•impacts to our profitability due to litigation or compliance failures;
•a significant disruption in, or breach in security of, our technology systems;
•increased liability, costs or limitations to our service offerings as a result of current and proposed laws and regulations regarding the protection of personal data;
•work stoppages and increased costs due to labor disputes or the unionization of our workforce and suppliers;
•our ability to retain and recruit essential employees or experienced personnel;
•challenges to WebBank's status as lender of the loans it offers and the ability of assignees to collect interest;
•WebBank’s ability to satisfy its capital requirements, including any that may arise from the Federal Deposit Insurance Corporation ("FDIC");
•WebBank's ability to maintain its lending programs through its relationships with marketing partners;
•WebBank’s exposure to risks related to loans received under the Paycheck Protection Program (“PPP”), including litigation from its borrowers or others regarding the processing of loans or the possibility that the Small Business Administration ("SBA") may not fund some or all PPP loan guaranties;
•disruptions to our business as a result of economic downturns;

•our subsidiaries’ ability to maintain its relationships and business with customers without long-term contracts;
•our ability to effectively remediate the identified material weaknesses in our internal control over financial reporting; and
•adverse impacts of the novel coronavirus ("COVID-19") pandemic on our business, results of operations, financial condition and cash flows.

Risks Related to Our Structure

•the limited recourse that our unitholders have with respect to maintaining actions against our General Partner, our Board, our officers and our Manager (each as defined under Part I, Item 1, “Business”);
•limited voting rights of some unitholders under certain provisions of our Partnership Agreement (as defined under Part I, Item 1, “Business”) ;
•conflicts of interest with the minority shareholders of our businesses, which may impact our decisions and may not be in the best interests of our unitholders; and
•potential conflicts of interest arising from certain interlocking relationships between us and certain affiliates of Warren G. Lichtenstein, our Executive Chairman, as well as from the business activities of members of our management team.

Risks Related to Our Manager

•our ability to successfully retain the services of Warren G. Lichtenstein, the Chairman and Chief Executive Officer, and Jack L. Howard, the President of our Manager, in running our businesses;
•uncertainty relating to the amount of the Management Fee (as defined in Part I, Item 1, “Business”) that will be paid or Class C partnership units that will be issued over time with any certainty; and
•potential adverse impacts from the limited liability and indemnification of our Manager under our Management Agreement, including the possibility that our Manager may take unnecessary risks for any indemnified actions.

Risks Related to our Common and Preferred Units

•declines in the prices of our common or preferred units as a result of our issuances of additional common or preferred units, or other series of units, in the future without the consent of unitholders and at a discount to the market price of such units; and
•our ability to maintain an active market for our common or preferred units as a result of transfer restrictions and other factors.

Risks Related to Taxation

•our common unitholders’ U.S. federal, state and other income tax obligations with respect to their share of our taxable income, regardless of whether they receive any cash distributions from us;
•our unitholders’ potential exposure to Internal Revenue Service (the "IRS") initiated tax adjustments for prior years on their personal tax returns;
•negative impacts to our future results of operations as a result of U.S. government tax reform;
•our inability to assure our tax treatment;
•our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available;
•adverse tax consequences that our tax-exempt investors may face from our owning common units;
•our subsidiaries’ ability to fully utilize their tax benefits, which could result in increased cash payments for taxes in future periods; and
•other factors described in the "Risk Factors" in Part I, Item 1A of this Report.

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

Item 1. Business

The Company

Steel Partners Holding L.P. (together with its subsidiaries, referred to herein as "SPLP") is a diversified global holding company that owns and operates businesses and has significant interests in various companies, including diversified industrial products, energy, banking, defense, supply chain management and logistics and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Corporate and Other. Each of our companies has its own management team with significant experience in their industries. Our subsidiary, Steel Services Ltd ("Steel Services"), through management services agreements, provides services to us and some of our companies, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. We work with our businesses to increase corporate value over the long term for all stakeholders by implementing our unique strategy discussed in more detail below.

SPLP is managed by SP General Services LLC (the "Manager"), pursuant to the terms of an amended and restated management agreement (the "Management Agreement") discussed in further detail in Note 21 – "Related Party Transactions" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report. From its founding in 1990, the Manager and its affiliates have focused on increasing value for investors in the businesses it has managed. Our wholly-owned subsidiary, Steel Partners Holdings GP Inc. (the "General Partner"), is our general partner. The General Partner has a board of directors (the "Board of Directors"). The Board of Directors is currently comprised of eight members, six of whom are elected annually by our unitholders and two of whom are appointed by the Manager. Warren G. Lichtenstein, the Executive Chairman of our Manager, serves as the Executive Chairman of the Board of Directors.

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

Metallized Films and Packaging - The Metallized Films business includes Dunmore Corporation in the U.S. and Dunmore Europe GmbH in Germany (collectively, "Dunmore"), which manufacture and distribute coated, laminated and metallized films for engineered applications in the imaging, aerospace, insulation and solar photo-voltaic markets and also provide products for custom and special applications. The Packaging Business included API Group Limited ("API"), which manufactured and distributed foils, films and laminates used to enhance the visual appeal of products and packaging to various industries. On January 31, 2020, the Company announced that API and certain of its affiliates commenced administration proceedings in the United Kingdom (the "U.K."). The purpose of the administration proceedings is to facilitate an orderly sale or wind-down of its U.K. operations. In the U.S., API Americas Inc. voluntarily filed for Chapter 11 proceedings in Bankruptcy Court on February 2, 2020 in order to facilitate the sale or liquidation of its business in the U.S. The Company deconsolidated API on January 31, 2020, as it no longer held a controlling financial interest as of that date. Refer to Note 6 - "Discontinued Operations" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report for further information on API.

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

Financial Services Segment

Through our subsidiary WebFinancial Holding Corporation, we own 100% of WebBank, which is an FDIC–insured state chartered industrial bank headquartered in Utah. WebBank is subject to comprehensive regulation, examination and supervision of the FDIC and the State of Utah Department of Financial Institutions ("UDFI"). WebBank is not considered a "bank" for Bank Holding Company Act purposes and, as such, SPLP is not regulated as a bank holding company. WebBank's deposits are insured by the FDIC up to maximum allowed by law. WebBank engages in a full range of banking activities including originating loans, issuing credit cards and taking deposits that are federally insured. WebBank originates and funds consumer and small business loans through lending programs with unaffiliated companies that market and service the programs ("Marketing Partners"), where the Marketing Partners subsequently purchase the loans (or interests in the loans) that are originated by WebBank. WebBank also has private-label financing programs that are branded for a specific retailer, manufacturer, dealer channel, proprietary network and bank card programs. WebBank participates in syndicated commercial and industrial as well as asset based credit facilities and asset based securitizations through relationships with other financial institutions. Through its subsidiary, National Partners PFco, LLC ("National Partners"), WebBank provides commercial premium finance solutions for national insurance brokerages, independent insurance agencies and insureds in key markets throughout the U.S. National Partners was acquired in April 2019.

During the years ended December 31, 2021 and 2020, WebBank issued loans, primarily with one of its lending partners, under the SBA's PPP, authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. As of December 31, 2021, the total PPP loans and associated liabilities were $328,713 and $333,963, respectively. As of December 31, 2020, the total PPP loans and associated liabilities were $2,047,769 and $2,090,223, respectively. The total PPP loans and associated liabilities were included on the consolidated balance sheets as of December 31, 2021 and 2020.

Corporate and Other

Corporate and Other consists of several consolidated subsidiaries, including Steel Services, as well as equity method and other investments, and cash and cash equivalents. Its income or loss includes certain unallocated general corporate expenses. Steel Services has management services agreements with certain of our consolidated subsidiaries and other related companies. For additional information on these service agreements see Note 21 - "Related Party Transactions" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

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

Intellectual Property

The Company's businesses depend in part on trademarks and patents that they own, or the licenses they hold to use others' brand names, proprietary technology and manufacturing techniques. In addition to trademark and patent protection, these businesses rely on copyrights, trade secrets, confidentiality procedures and contractual provisions to protect their intellectual property rights.

Capital Investments

SPLP believes that in order to be and remain competitive, its businesses must continuously strive to increase revenue, improve productivity and product quality, and control and/or reduce manufacturing costs. Accordingly, SPLP expects to continue to make capital investments that reduce overall manufacturing costs, improve the quality of products produced and services provided and broaden the array of products offered to the industries it serves, as well as replace equipment as necessary to maintain compliance with environmental, health and safety laws and regulations. SPLP's capital expenditures for 2021 and 2020 were $52,326 and $23,226, respectively. SPLP anticipates funding its capital expenditures in 2022 from funds generated by operations and borrowed funds. For more information, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Report.

Employees

As of December 31, 2021, the Company employed approximately 4,500 employees worldwide. Of these employees, 490 were covered by collective bargaining agreements, all in the Diversified Industrial segment. The Energy segment also hires additional full-time and part-time employees during peak seasonal periods.

Human Capital Management

Human capital management is a key driver of the Company's success. The Company's core values are Teamwork, Respect, Integrity and Commitment. By embracing its core values, the Company strives to create an environment where its employees can all be productive, innovative and true to themselves. Our Code of Business Conduct and Ethics establishes the baseline requirements of our integrity and compliance program and aims to promote an environment where everyone is treated fairly with dignity and respect.

The following programs are crucial to support and work to improve the Company's workplace environment:

•Steel Grow Program: The Company began the Steel Grow initiative (1) to formalize employee development throughout Steel Partners with the goal of identifying its high performing employees and (2) to recruit, retain and reward the best talent available for the Company, in each case, without discrimination or harassment on the basis of race, color, religion, age, gender, gender identity, sexual orientation, national origin, citizenship, disability, marital status, pregnancy (including unlawful discrimination on the basis of a legally protected pregnancy/maternity leave), veteran status, genetic information or any other characteristic protected by law. Management is committed to promoting from within when the opportunity is right for the employee and the Company, and in 2021 we promoted over 350 employees, a 17% increase over 2020.

•Diversity, Equity and Inclusion Program: In 2020, we conducted a comprehensive Diversity, Equity and Inclusion review in the U.S. and oversaw a comprehensive global rollout to all locations including corporate leadership in 2021. Guided by our core values, we are committed to creating a company where our employees are included and respected, and where we support each other in reaching our full potential individually and as a company.

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

•Steel Environmental Health and Safety Council: The Steel Environmental Health and Safety Council is comprised of the health and safety teams at the Company's affiliate companies and representatives from the legal and human resources departments who are dedicated to the safety of our employees.

Employee Health, Safety and Well-Being

As the COVID-19 pandemic remains ongoing, the Company continues to take actions to ensure the health and safety of its employees and their families, customers, suppliers and the greater communities where the Company operates. Many of our office workers continue to telecommute; however, where our essential workers continue at our facilities, the Company has established a number of safety protocols, including face coverings, barriers and physical distance requirements, along with enhanced cleaning, temperature checks, work zones and quarantines as situations require. The Company's COVID-19 Task Force continues to meet regularly to share good practices, monitor developments with respect to federal, state, local guidance, and create risk mitigation plans and resource guides to safeguard its employees and their families.

Competition

There are many companies, larger and smaller, domestic and foreign, which manufacture products or provide services of the type offered by our businesses. Some of these competitors have financial resources greater than our subsidiaries. Some of these competitors enjoy certain other competitive advantages, including greater name recognition, technical, marketing and other resources, a larger installed base of customers and well-established relationships with current and potential customers.

Competition in the Diversified Industrial segment is based on quality, technology, performance, service, reputation, price, and in some industries, new product introduction.

The Energy business operates in a highly competitive industry that is influenced by price, capacity, reputation and experience. In times of high demand, capacity, reputation and experience are major competitive forces. In times of low demand, service providers will compete on price to attract customers. In addition, the Energy business needs to maintain a safe work environment and a well-trained work-force to remain competitive. Energy services are affected by seasonal factors, such as inclement weather, fewer daylight hours and holidays during the winter months. Heavy snow, ice, wind or rain can make it difficult to operate and to move equipment between work sites, which can reduce its ability to provide services and generate revenues. These seasonal factors affect competitors as well. Because they have conducted business together over several years, the members of our local operations have established strong working relationships with certain of their clients. These strong client relationships provide a better understanding of region-specific issues and enable us to better address customer needs.

The market for Steel Sports' baseball facility services and soccer camps and leagues is very fragmented, and its competitors are primarily small local or regional operations.

The market for banking and related financial services is highly competitive. WebBank competes with other providers of financial services, including a broad range of banks and other nontraditional lending and banking companies that offer financial services. Some of our competitors are larger and may have more financial resources, while some of our competitors enjoy fewer regulatory constraints and may have lower cost structures. The financial services industry has become more competitive as technology advances have lowered barriers to entry, enabling more companies, including nonbank companies, to provide financial services.

Governmental Regulation

As a public company with several subsidiaries based in the United States and abroad, we are subject to many U.S. federal, state, local and foreign laws and regulations. These requirements, which differ among jurisdictions, include, but are not limited to, those related to environmental protection and management, labor, employment, worker health and safety, import and export, customs and tariffs, cybersecurity, intellectual property, privacy and protection of user data. In addition, WebBank is subject to regulatory capital requirements administered by the FDIC and legal requirements in connection with the consumer and business lending programs that it originates.

These laws and regulations are constantly evolving and may be interpreted, applied, created or amended in a manner that could harm our businesses. Historically, the cost of compliance with these requirements have not had a material adverse effect on our financial position, results of operations or cash flows. We believe that we are in compliance in all material respects with all such laws and regulations and that we have obtained all material licenses and permits that are required for the operation of our businesses. For more information regarding regulatory risks, see the information in Part I, Item 1A, "Risk Factors - Risks Related to our Business" and "Risks Related to Taxation," and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Environmental Liabilities" of this Report.

Other Information

The amounts of revenue, earnings before interest and taxes, and identifiable assets attributable to the aforementioned business segments and additional information regarding SPLP's investments are included in Note 22 - "Segment Information" and Note 11 - "Investments" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report.

Our common units are quoted on the New York Stock Exchange under the symbol "SPLP." Our business address is 590 Madison Avenue, 32nd Floor, New York, New York 10022, and our telephone number is (212) 520-2300. Our website is

www.steelpartners.com. We use our website as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, filings with the U.S. Securities and Exchange Commission (the "SEC"), and public conference calls and webcasts. The information contained in, or that can be accessed through, the website is not part of this Form 10-K. This Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through our website as soon as reasonably practicable after those materials have been electronically filed with, or furnished to, the SEC.

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

Risks Related to Our Business

Significant volatility in prices of, and declines in customer demand for, crude oil due to factors beyond our control have materially and adversely affected our diversified industrial and energy business segments, and any prolonged instability in the oil industry could negatively impact our business, operations and financial condition.

Certain of our operating companies, particularly those in our Diversified Industrial and Energy segments, are highly dependent on customer demand for, and the availability of, crude oil and natural gas. For example, our portfolio of quality energy segment companies provide a multitude of oilfield services and oil and gas equipment rentals, operate numerous oil rigs and perform well servicing and workover services. Since the first quarter of 2020, crude oil prices, as well as supply and demand for oil and natural gas, have fluctuated significantly as a result of national and international economic and political conditions. In particular, the announcement of price reductions and production increases by members of the Organization of the Petroleum Exporting Countries and its broader partners, including Russia and their allies ("OPEC+") in March 2020 resulted in reduced a sharp decline in oil commodity prices. The initial agreement announced by OPEC+ on April 12, 2020 to cut oil production has since been since been scaled back, with current plans to coordinate gradual increases in overall production by September 2022. Despite any anticipated oil supply increases as a result of this agreement, the market and our businesses currently continue to experience demand loss, as well as volatility in oil prices, which have recently risen significantly after remaining depressed due to an oil oversupply and lack of available storage capacity. Additionally, oil prices are particularly sensitive to actual and perceived threats to global political stability, including conflicts in oil and gas producing regions, and changes in production from OPEC+ member states. For instance, escalating tensions resulting from the Russian invasion of Ukraine could lead to increased volatility in global oil and gas prices, including due to increases in oil production by Russia to finance its activities in Ukraine or to destabilize global oil and gas prices, which could adversely affect our profitability of our Diversified Industrial and Energy segments.

In addition, the market prices and demand for oil and natural gas are impacted by governmental regulations and the level of oil and natural gas production in the United States and non-OPEC+ countries, as well as the oil and gas industry’s view of future oil and gas prices, which generally determine the level of capital spending for the exploration, development and production of crude oil and natural gas reserves. These and other changes in the oil and natural gas industry has had, and is likely to continue to have for the foreseeable future, a significant adverse impact on the Company's financial condition, results of operations and cash flows. Due to numerous uncertainties surrounding the resolutions by OPEC+ with respect to oil production discussions, we cannot predict when oil prices, inventory and demand will improve or stabilize.

Our results of operations are affected by fluctuations in commodity prices.

In the normal course of business, our operations, particularly those of our Diversified Industrial segment, require the purchase and use of commodities used as raw materials, such as precious metals, steel products and certain non-ferrous metals. The availability of, and prices for, these raw materials expose our businesses to market risk and volatility as a result of, among other factors: worldwide economic conditions; speculative action; world supply and demand balances; inventory levels; availability of substitute metals; the U.S. dollar exchange rate; production costs of U.S. and foreign competitors; anticipated or perceived shortages. In particular, in recent years we have experienced significant fluctuations in precious metal prices, including gold and silver, which has impacted our ability to find suitable sources for use in our manufacturing and maintain adequate inventory levels.

We seek multiple sources of supply for each of our major raw materials in order to avoid significant dependence on any one or a few suppliers. However, the supply of such materials have been and are likely to continue to be disrupted by higher commodity prices, which increase our costs of production and can result in tighter supplies. Moreover, to the extent customers delay or decrease purchases of our products as a result of raw material cost increases or we are otherwise unable pass cost increases on to our customers, our results of operations and financial condition could be materially adversely effected. In addition, raw material price fluctuations impact the value of our commodity inventories, in particular, our precious metal inventory. Adjustments to our inventory carrying values could have a negative impact on our profitability and cash flows. Additionally, if commodity prices significantly decline for a sustained period of time, the net realizable value of our existing inventories could be reduced or we could be required to take impairments on our inventories, which could adversely affect our results of operations. For more information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Risks Relating to Commodity Prices”.

Certain of the Company's subsidiaries sponsor defined benefit pension plans, which could subject the Company to substantial cash funding requirements in the future.

The Company’s ongoing operating cash flow requirements include arranging for the funding of the minimum requirements of its subsidiaries’ defined benefit pension plans. The Company is generally jointly and severally liable for such subsidiaries' underfunded pension liabilities. The performance of the financial markets and interest rates (given the mix of investment assets in the plan), as well as healthcare trends and associated mortality rates, impact our defined benefit pension plan expense and funding obligations. Significant changes in these factors, including adverse changes in discount rates, investment losses on plan assets and increases in participant life expectancy, may increase our funding obligations and adversely impact our financial condition. Required future contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentences, as well as other changes such as any plan termination or other acceleration events. For more information, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this Report.

We are subject to risks associated with environmental, health and safety matters.

We (including our businesses) are subject to U.S. federal, state, local and foreign environmental, health and safety (“EHS”) laws and regulations in connection with our ongoing and former operations. These requirements include, but are not limited to regulations related to: the development, manufacture, shipping and use of the products produced by our businesses; the handling, storage, transportation, discharge, recycling, treatment and disposal of raw materials and/or hazardous materials, by-products or wastes used in such products or in production; and the operation of facilities and the use of real property. Compliance with these and other EHS requirements may require us to engage in environmental remediation activities of property currently or previously owned by us or our subsidiaries, retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the management of hazardous materials, by-products and wastes or to take other steps to ensure compliance with various legal and regulatory agencies and entities, all of which could require our subsidiaries to incur substantial costs.

Many of the customers in our Energy segment use hydraulic fracturing services, which is the process of creating or expanding cracks, or fractures, in formations underground where water, sand and other additives are pumped under high pressure into the formation. Although our Energy segment is not a provider of hydraulic fracturing services, many of its services complement the hydraulic fracturing process. Fracturing regulations vary widely because they are regulated at the state level. States continue to evaluate fracturing activities and their impact on the environment. Legislation for broader federal regulation of hydraulic fracturing operations and the reporting and public disclosure of chemicals used in the fracturing process could be enacted. Additionally, the U.S. Environmental Protection Agency (the “EPA”) has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel under the U.S. Safe Drinking Water Act. Our Energy segment's customers' operations could be adversely affected if additional regulation or permitting requirements were to be required for hydraulic fracturing activities, which could have an adverse effect on our results of operations.

Although our subsidiaries maintain environmental insurance coverage, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from litigation, regulatory actions, proceedings or investigations as a result of non-compliance or violations of EHS requirements, as well as any other EHS-related matters. A failure or inability by us or any of our subsidiaries to comply with existing or future EHS regulations could therefore require us to incur substantial costs, including cleanup costs, fines or sanctions, and subject us to third-party claims for property damage or personal injury. Any material violations of these laws can lead to significant remediation requirements and administrative oversight, substantial liability, revocations of discharge permits, fines or penalties, and any new laws, regulations and enforcement policies could become more stringent and significantly increase our compliance costs or limit our future business opportunities, negatively impacting our financial condition, business and results of operations. For more information on regulations relating to GHG emissions, see “The risks associated with climate change, including our ability to comply with legislation or regulations restricting emissions of greenhouse gases, could result in increased costs and reduced demand for our services in our Energy segment.”

In addition to EHS legal and regulatory requirements, growing stakeholder engagement with respect to sustainability matters could cause our subsidiaries to alter their manufacturing processes or business operations, which could require them to incur substantial expense. Any failure to comply with stakeholder requests, in particular, the ability to meet customer requirements or sustainability targets, could adversely impact the demand of our businesses’ products and subject us and our subsidiaries to significant costs and liabilities and reputational risks, any of which could adversely affect our business, financial condition and results of operations.

The risks associated with climate change, including our ability to comply with legislation or regulations restricting emissions of greenhouse gases, could result in increased costs and reduced demand for our services in our Energy segment.

The risks that climate change poses through chronic environmental changes and acute, weather-related events continues to attract considerable public and scientific attention in the United States and abroad. Governmental bodies at international, national, regional, state and local levels are taking actions to monitor, limit, restrict and/or eliminate emissions of greenhouse gases (“GHG”). In addition, companies and their stakeholders, including shareholders and non-governmental organizations, are seeking ways to reduce GHG emissions through private ordering. Any such regulation of GHG emissions, or climate impacts generally, could adversely affect our Energy business's operations, as well as the operations of its customers, as a result of their links to the production and processing of fossil fuels and GHG emissions. Although we are not a fossil fuel producer, our Energy segment directly services companies involved in the production and processing of fossil fuels.

In the United States, no comprehensive climate change legislation has been implemented federally. However, the U.S. Environmental Protection Agency (the “EPA”) has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and reporting of GHG emissions from certain petroleum and natural gas system sources, implement standards directing the reduction of methane from certain facilities in the oil and gas sector, and, together with the U.S. Department of Transportation, implement GHG emissions limits on vehicles manufactured for domestic operations. Additionally, various states have adopted or are considering adopting legislation and regulation focused on GHG cap-and-trade programs, carbon taxes, reporting and tracking programs and emissions limits. Additionally, the Biden administration has declared a nascent climate agenda, which includes targets of a (i) carbon pollution-free power sector by 2035 and (ii) net-zero (i.e., carbon reduction is equal to or greater than carbon emissions) economy by 2050. A social and climate bill aimed at achieving certain of these goals is currently undergoing revision and reconsideration at the congressional level, but if passed, would expand spending and incentives to reduce corporate levels of fossil energy production. President Biden has also announced the United States’ Nationally Determined Contribution (the “NDC”) under the Paris Agreement at his summit on climate change on April 22, 2021, which focuses on achieving, by 2030, a 50% to 52% reduction from 2005 levels in economy-wide net GHG pollution. In addition, fossil fuel producers face increasing litigation risks from local governments and financial risks from liquidity sources that have become more attentive to sustainability, such as shareholders who may shift their investments into other sectors and institutional lenders who may decrease to funding fossil fuel companies.

These changes in the investing and financing markets, and cost increases or demand volatility in connection with the adoption and implementation of new or more stringent GHG-related legislation or regulation on the oil and gas sector, could in turn reduce demand for our Energy business's well servicing, workover and other services. Additionally, measures taken with respect to GHG emissions, whether through governmental mandates or private ordering, could increase costs in our Energy segment businesses in the form of taxes or emission allowances, facilities improvements, and energy costs, which would increase our operating expenses through higher utility, transportation, and more expensive materials. Political, litigation and financial risks could also result in the oil and gas customers of our Energy business restricting or cancelling production activities, incurring liability in connection with climate-related changes or impairing their ability to continue operating economically, which could also decrease demand for that business’s services. Thus, one or more of these developments could have a material adverse effect on our Energy business's financial condition and/or results of operations.

We could incur significant costs, as a result of complying with or failing to comply with other extensive regulations, including banking regulations, to which our businesses are subject.

We and our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the federal, state and local levels, including laws related to anti-corruption, privacy matters, banking, health and safety, import laws and export control and economic sanctions, and the sale of products and services to government entities.

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
•the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Federal Trade Commission Act and state laws that prohibit unfair, deceptive, or abusive acts or practices;
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
•the Service members Civil Relief Act and the Military Lending Act, which impose rate limitations and other requirements in connection with the credit obligations of active duty military personnel and certain of their dependents;
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

As of December 31, 2021, the Company had $321,000 available under its senior credit facility and $269,850 of outstanding indebtedness under this credit facility. There can be no assurances that the Company or its subsidiaries will continue to have access to their lines of credit if their financial performance does not satisfy the financial covenants set forth in the applicable financing agreements. If the Company or its subsidiaries do not meet certain of its financial covenants, and if they are unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, their ability to access available lines of credit could be limited, their debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

If the Company’s or its subsidiaries’ cash needs are significantly greater than anticipated or they do not materially meet their business plans, or there are unanticipated downturns in the markets for the Company’s and its subsidiaries’ products and services, the Company or its subsidiaries may be required to seek additional or alternative financing sources. Future disruption and volatility in credit market conditions could have a material adverse impact on the Company’s ability or that of its subsidiaries to refinance debt when it comes due on terms similar to our current credit facilities, or to draw upon existing lines of credit or incur additional debt if needed. There can be no assurance therefore that any such financing will be available or available on acceptable terms. The inability to generate sufficient cash flows from operations or through financings could impair the Company's or its subsidiaries' liquidity and would likely have a material adverse effect on their businesses, financial condition and results of operations.

Our business strategy includes acquisitions, and acquisitions entail numerous risks, including the risk of management diversion and increased costs and expenses, all of which could negatively affect the Company's profitability.

Our business strategy includes, among other things, strategic acquisitions, as well as potential opportunistic acquisitions and strategic actions with respect to our existing investments, such as restructurings, strategic partnerships and collaborations and activist activity. This overall acquisition and investment strategy entails several risks, including the diversion of management's attention from other business concerns, the incurrence of substantial legal and other advisory fees (including, in the case of activist activity, proxy solicitation fees) and the potential need to finance such acquisitions with additional equity and/or debt. Additionally, to the extent that we are already invested in the entities that are the subject of our acquisitions and other activities, our actions may be temporarily disruptive to the value of the investments, which could adversely affect our financial condition.

In addition, once completed, acquisitions may entail further risks, including: unanticipated costs and liabilities of the acquired businesses, including environmental liabilities, that could materially adversely affect our results of operations; increased regulatory compliance relating to the acquired business; difficulties in assimilating acquired businesses, their personnel and their financial reporting systems, which would prevent the expected benefits from the transaction from being realized within the anticipated timeframe; negative effects on existing business relationships with suppliers and customers; and loss of key employees of the acquired businesses. In addition, any future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities and amortization expense related to intangible assets, which could have a material adverse effect on our business, financial condition, operating results and cash flows, or the issuance of additional equity, which could dilute our unitholders' interests.

There can be no assurance that we will be able to negotiate any pending acquisition successfully, receive the required approvals for any acquisition or otherwise conclude any acquisition successfully, or that any acquisition will achieve the anticipated synergies or other positive results. For example, in November 2020, we sent a non-binding expression of interest to Nasdaq-listed Steel Connect, Inc. ("Steel Connect"), of which we currently own approximately 30.1%, and, when combined with our affiliates, 34.8%, of the outstanding common stock (and assuming conversion of the Steel Connect Convertible Note and shares of preferred stock as of December 31, 2021, 50.0%, and, when combined with our affiliates, approximately 53.4%, of the outstanding shares of common stock), to acquire all remaining outstanding shares of Steel Connect common stock. We continue to negotiate the non-binding expression of interest with Steel Connect, such that no decision has yet been made with respect to Steel Connect’s response to the expression of interest or any alternatives thereto and we and Steel Connect have not yet reached a definitive offer to purchase. Additionally, on February 25, 2022, pursuant to a transaction agreement, Steel Connect transferred all of its interests in one of its two subsidiaries, IWCO Direct Holdings Inc. ("IWCO"), to an entity owned by the lenders of a loan of which IWCO is borrower, as part of a negotiated restructuring of IWCO’s capital structure and certain financial obligations of IWCO under that loan. For more information, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Developments—Investments." We cannot reasonably predict the impact that the disposition of IWCO will have on the market’s long-term perception of Steel Connect’s value or on Steel Connect’s overall valuation, and, in turn, the impact that it may have on a possible acquisitive transaction, if any, with Steel Connect. Overall, if our acquisition strategy is not successful or if acquisitions are not well integrated into our existing operations, the Company’s profitability, business and financial condition could be negatively affected.

Divestitures and contingent liabilities from divested businesses could adversely affect our business and financial results.

We continually evaluate the performance and strategic fit of all of our businesses and may sell businesses or product lines. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain contingent liabilities, including environmental liabilities, related to the divested business. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated, which could result in significant asset impairment charges, including those related to goodwill and other intangible assets, that could have a material adverse effect on our financial condition and results of operations. In addition, we may experience greater dis-synergies than expected, the impact of the divestiture on our revenue growth may be larger than projected, and some divestitures may be dilutive to earnings. There can be no assurance whether the strategic benefits and expected financial impact of the divestiture will be achieved. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows.

We may sustain losses in our investment portfolio, which could have an adverse effect on our results of operations, financial condition and liquidity.

A portion of our assets consists of equity securities which are adjusted to fair value each period, as well as other investments. An adverse change in economic conditions or setbacks to such companies, their operations or business models may result in a decline in the value of these investments. Such declines in value are principally recognized in net income or loss in accordance with U.S. GAAP. Any adverse changes in the financial markets and declines in value of our investments may result in additional losses and could have an adverse effect on our results of operations, financial condition and liquidity.

Rising interest rates may negatively impact our investments and have an adverse effect on our business, financial condition, results of operations and cash flows.

Changes in interest rates could have an adverse impact on our business by increasing the cost of borrowing, affecting our interest costs (including with respect to our senior credit agreement, which is comprised primarily of variable rate options), and our ability to make new investments on favorable terms or at all. More generally, interest rate fluctuations and changes in credit spreads on floating rate loans may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our securities. In addition, an increase in interest rates may make it difficult or impossible to make payments on outstanding indebtedness. Any increase in interest rates could have a negative effect on our interest costs and investments, which could negatively impact our operating results, financial condition and cash flows.

As more fully described in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," WebBank derives a portion of its income from the excess of interest collected over interest paid. The rates of interest WebBank earns on assets and pays on liabilities generally are established contractually for a period of time. Market interest rates change over time. Accordingly, WebBank's results of operations, like those of most financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of its assets and liabilities. WebBank monitors and measures its exposure to changes in interest rates in order to comply with applicable government regulations and to limit the risk that changing interest rates could have a negative impact on its results of operations. There can be no assurance, however, that, in the event of adverse changes in interest rates, WebBank's efforts to limit interest rate risk will be successful.

If our businesses are unable to adequately obtain or protect the intellectual property and licenses upon which they rely, or other third parties claim that our businesses have infringed upon or otherwise violated their intellectual property, we could face material adverse effects to our financial condition, businesses and results of operations.

The success of each of our businesses depends in part on the trademarks and patents that they own, or their licenses to use others', brand names, proprietary technology and manufacturing techniques. In addition to trademark and patent protection, these businesses rely on copyrights, trade secrets, confidentiality procedures and contractual provisions to protect their intellectual property rights. The steps they have taken to protect their intellectual property rights may not prevent third parties, including our competitors, from using their intellectual property without their authorization or independently developing substantially similar intellectual property. Despite these steps to monitor and detect unauthorized use of our businesses’ intellectual property by third parties, any such unauthorized use could reduce or eliminate any competitive advantage our businesses have developed, cause them to lose sales or otherwise harm their business.

Third parties may also assert claims that the products, solutions and services of our businesses’ infringe upon the rights of others. Whether or not meritorious, defense of these claims can be expensive and time-consuming to defend and resolve, and may divert the efforts and attention of management and personnel. In addition, the laws of foreign countries may not effectively protect our businesses' intellectual property rights. In such cases, the unauthorized use of proprietary information and intellectual property may be made more difficult, time-consuming and costly and could subject our businesses to significant liability for damages and invalidate their property rights. If our businesses face claims based on the theft or unauthorized use or disclosure of third-party trade secrets and other confidential business information, defense against such claims could result in significant expenses and harm our competitive position, all of which could have a significant adverse impact on our business and results of operations.

We conduct business outside of the United States, which may expose us to additional risks not typically associated with companies that operate solely in the United States.

We conduct business and have operations or own interests in securities of companies with operations outside the United States. These operations have additional risks, including risks relating to currency exchange, changes in tariffs, less developed or efficient financial markets than in the United States, absence of uniform accounting, auditing and financial reporting standards, differences in the legal and regulatory environment, different publicly available information in respect of companies in non-U.S. markets, economic and political risks, public health crises (such as the ongoing coronavirus outbreak) and possible imposition of non-U.S. taxes. While we have not experienced any material negative impacts thus far, we may also be adversely affected by regulatory changes and economic conditions following "Brexit" (the U.K.'s exit from the European Union (the "E.U."), which took effect on January 31, 2020) and the implementation of the E.U.-U.K. Trade and Cooperation Agreement beginning January 1, 2021, including uncertainties as to its effect on trade laws, tariffs and taxes, which could create instability and volatility in the global financial and currency markets. There can be no assurance that adverse developments with respect to such risks will not adversely affect our assets that are held in certain countries or the returns from these assets.

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

The various United States federal and local government orders and regulations directing employers to require their employees to be vaccinated could lead to labor disruptions, which could have a material adverse effect on our business and results of operations.

On September 9, 2021, U.S. President Joseph R. Biden issued an executive order obligating parties that contract with the federal government to require their employees to be fully vaccinated against COVID-19, with limited exceptions for certain accommodations (the “federal vaccine requirement”). On September 24, 2021, the Safer Federal Work Task Force issued its workplace safety guidelines on the implementation of the mandate on government contractors. Certain of our subsidiaries may be classified as government contractors, and as a result, some of our U.S.-based employees may be subject to and are required to comply with the federal vaccine mandate. Additionally, on September 9, 2021, President Biden announced a plan directing the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to issue an emergency temporary standard requiring all private employers with 100 or more workers to mandate COVID-19 vaccination or produce a weekly test for all employees (the “vaccine-or-testing requirement”). As a company with more than 100 employees, under these regulations, we would therefore also be required to comply with the vaccine-or-testing requirement.

Despite initial effective dates for in the first quarter of 2022, the effective date for these requirements remains fluid, and moreover, in January 2022, the U.S. Supreme Court overturned the enforceability of the vaccine-or-testing requirement. Despite this ruling, we are continuing to determine our applicability and compliance measures with respect to the federal vaccine requirement and vaccine-or-testing requirement. While we continue to monitor the developments with respect to these requirements, given current information, it is not possible to predict with certainty the impacts the impending mandates described above would have. However, these mandates may result in increased costs, labor disruptions or employee attrition, which could be material as a substantial number of our employees are based in areas of the country where vaccination rates are below the national average. If we lose employees, it may be difficult in the current competitive labor market to find replacement employees, and this could have an adverse effect on future revenues and costs, which could be material. In addition, uncertainty could be caused by competing and potentially conflicting laws and regulations, such as the recent executive order issued by the governor of Texas prohibiting vaccine mandates. Accordingly, the impending mandates when implemented, additional and/or more protective vaccine mandates and/or potentially conflicting laws and regulations regarding vaccine mandates could have a material adverse effect on our business and results of operations.

Recent and potential changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of materials and products used in our operations.

The U.S. federal government has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. The former U.S. presidential administration signaled support for implementing and, in some instances, proposed or took action with respect to major changes to certain trade policies in an effort to encourage U.S production, including tariffs on imports from China, Mexico, Canada and other countries. These new or increased tariffs or duties were imposed on an array of imported materials and goods used in connection with our operations. Foreign governments have responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods and may consider other measures. However, it remains unclear what additional actions, if any, will be taken by the new U.S. administration or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the United States, tax policy related to international commerce or other trade matters. These trade conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our operating costs, cause disruptions or shortages in our supply chains and/or negatively impact the United States, regional or local economies, and, individually or in the aggregate, materially and adversely affect our business and our consolidated financial results.

Litigation or compliance failures could adversely affect our profitability.

The nature of our businesses and our investment strategies expose us to various litigation matters. We contest these matters vigorously and make insurance claims where appropriate. However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of any litigation. These lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management's attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial condition. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses or result in significantly higher premiums in the future. In addition, developments in legal proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our consolidated financial statements, record estimates or reserves for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial condition in any particular period. Although we make accruals as we believe warranted, the amounts that we accrue could vary significantly from any amounts we actually pay due to the inherent uncertainties in the estimation process. For more information, see Part I, Item 3, "Legal Proceedings".

A significant disruption in, or breach in security of, our technology systems could adversely affect our business.

We rely on information and operational technology systems in the conduct of our business to process, transmit and store electronic information, to manufacture our products and to manage or support a variety of critical business processes and activities. In some cases, we may rely upon third-party providers of hosting, support and other services to meet our information technology requirements. Our information and operational technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents in particular are evolving and include, but are not limited to, use of malicious software, attempts to gain unauthorized access to data or control of automated production systems, and other security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. We have implemented various measures to manage and mitigate risks related to technology systems and network disruption. We are deploying an information security program that includes cybersecurity awareness training for employees, consistent infrastructure security practices across user account access, endpoint protection, email and perimeter security, as well as continuous monitoring and logging of network activity and tracking for rapid incident response. We believe that these preventative actions provide us and our businesses with adequate measures of protection against security breaches and work to reduce technology disruptions and cybersecurity risks. However, given the unpredictability of the timing, nature and scope of technology security incidents and disruptions, our businesses have been, and could potentially be, subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, theft, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our competitive position, financial condition, reputation or results of operations. We have experienced, and could experience in the future, actual or attempted cyber-attacks of our information technology systems or networks, yet none of these actual or attempted cyber-attacks has had a material effect on our operations or financial condition. Further, any failure by our hosting and support partners or other third-party service providers in the performance of their services could materially harm our business. While we maintain cybersecurity insurance coverage that we believe is adequate for our business, such coverage may not cover all potential costs and expenses associated with any security incidents that may occur in the future.

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

Some of our businesses collect and store personal data and any security breaches of our systems could result in the misappropriation or unauthorized disclosure of personal data belonging to us or to our employees, partners, customers or suppliers. The regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. laws and regulations governing the privacy, security and protection of personal and confidential information of our customers and employees. In particular, the E.U. has adopted the General Data Protection Regulation, (the “GDPR”), which contains numerous requirements for processing personal data of, and honoring the exercise of GDPR specific rights by, E.U.-based data subjects and provides for penalties up to the greater of €20,000 or 4% of worldwide gross revenue for violation. We are subject to the GDPR with respect to our E.U. operations and employees. Privacy laws such as the GDPR and similar laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. In particular, as the E.U. member states reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with each relevant E.U. member states' laws and regulations, including where permitted derogations from the GDPR are introduced. In addition, in 2018 California enacted a comprehensive data privacy law that granted new rights to California residents; that law was subsequently amended by a ballot initiative in 2020. Additional laws may be enacted in other states or at the U.S. federal level. The GDPR, any resultant changes in E.U. member states' national laws and regulations, and existing or new U.S. federal or state data privacy laws and regulations may increase our compliance obligations and may necessitate the review and implementation of policies and processes relating to our collection, security and use of data.

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

Labor disputes, as well as the continued or further unionization of our workforce and at our suppliers, could increase our costs and cause work stoppages that may have an adverse effect on the Company's business.

Some of our businesses are party to collective bargaining agreements with various labor unions in the United States and internationally. For more information, see Part I, Item 1, “Business – Employees”. We may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under these collective bargaining agreements and labor contracts or our potential inability to negotiate acceptable contracts with these unions. If the unionized workers in the United States or internationally were to engage in a strike, work stoppage or other slowdown, if other employees were to become unionized or if the terms and conditions in future labor agreements were renegotiated, our businesses could experience a significant disruption in their operations, which could cause them to be unable to deliver products to customers on a timely basis. Such disruptions could also result in loss of business and higher ongoing labor costs.

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

WebBank offers its lending programs with Marketing Partners. For the years ended December 31, 2021 and 2020, the two highest grossing contractual lending programs accounted for approximately 7% and 12%, respectively, of WebBank's total revenue. If its Marketing Partners do not provide origination services or other services to WebBank, or provide those services in a faulty manner, that may negatively impact WebBank's ongoing and future business. In addition, if the Marketing Partners or other third parties do not purchase the loans (or interests in loans) that are originated by WebBank, then WebBank may need to retain those loans (or interests in loans) and that may negatively impact its ongoing and future business. Marketing Partners are also required to indemnify WebBank for certain liabilities that may arise from the lending programs. If Marketing Partners are unable or unwilling to satisfy their indemnification obligations, then WebBank would face increased risk from liability for claims made in private litigation or regulatory enforcement actions. Marketing Partners may rely on outside sources of capital to meet their obligations. Market conditions and other factors may affect the availability of capital for Marketing Partners. The availability of capital may also affect the volume of loans that can be originated through WebBank's lending programs. In recent periods, the availability of capital has been more limited for several of WebBank's Marketing Partners, resulting in a decrease in loan volume and a negative impact on WebBank's business.

WebBank is subject to risks of litigation from its borrowers or others regarding the processing of loans for the Paycheck Protection Program and risks that the Small Business Administration may not fund some or all Paycheck Protection Program loan guaranties.

The CARES Act included a $349 billion loan program administered through the SBA referred to as the Paycheck Protection Program. The PPP has subsequently been expanded and extended under additional legislation. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders. WebBank participated as a lender in the PPP. Because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP along with the continually evolving nature of the SBA rules, interpretations and guidelines concerning this program, which exposes WebBank to risks relating to noncompliance with the PPP. Since the launch of the PPP, several banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. As such, WebBank may be exposed to the risk of litigation, from both borrowers and non-borrowers that approached WebBank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. WebBank may also be subject to investigations or enforcement actions by state and federal authorities, including the SBA. If any such litigation or government action is brought against WebBank and is not resolved in a manner favorable to WebBank, it may result in significant financial liability or adversely affect its reputation. In addition, litigation and government actions can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or government actions could have a material adverse impact on WebBank's business, financial condition and results of operations.

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

Negative trends in the general economy, including rising interest rates and commodity prices, could cause a downturn in the markets for our products and services. A significant portion of our revenues in the Diversified Industrial segment are received from customers in transportation, oil and gas exploration and construction-related industries, which have experienced significant financial downturns in the past. These industries are cyclical, and demand for their products tends to fluctuate due to changes in national and global economic conditions, availability of credit and other factors. A worsening of customer demand in these industries would adversely affect our revenues, profitability, operating results, cash flows and could lead to further impairments. In our Energy segment, the level of oil and natural gas exploration and production activity in the United States is affected by the price of oil. Reduced discovery rates of new oil and natural gas reserves, or a decrease in the development rate of reserves in our market areas, weakness in oil and natural gas prices, or our customers' perceptions that oil and natural gas prices will decrease in the future, could result in a reduction in the utilization of our equipment and result in lower revenues or rates for the services of our Energy segment. Our customers' willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by many factors over which we have no control. Our Financial Services segment could be impacted by tightening of the credit markets and other general economic declines that could result in a decrease in lending and demand for consumer loans. We may also experience a slowdown if some customers experience difficulty in obtaining adequate financing due to tightness in the credit markets. Furthermore, the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers. Our assets may also be impaired or subject to write-down or write-off as a result of these conditions. There could also be adverse impacts to several of our businesses due to overall negative economic conditions, including those resulting from COVID-19, changes in gross domestic product growth, potential future government shutdowns or restrictions, financial and credit market fluctuations or the unavailability of credit, or geopolitical challenges, including global security concerns and the possibility of retaliatory action by various actions in response to Russia’s recent invasion of Ukraine. These adverse effects would likely be exacerbated if global economic conditions worsen, resulting in wide-ranging, adverse and prolonged effects on general business conditions, and materially and adversely affect our operations, financial results and liquidity.

Our subsidiaries do not have long-term contracts with all of their customers, and the loss of customers with which we do not have long-term contracts could materially adversely affect our financial condition, business and results of operations.

Our businesses are based primarily upon individual orders, sales and service agreements with customers and not long-term contracts. As such, these customers could cease buying products or using our services at any time, for any reason, and with little or no notice, and we will have no recourse in the event a customer no longer wants to purchase products from us or use our services. If a significant number of our customers reduce or elect not to purchase products or use our services, or we have to make price concessions in order to retain certain customers, it could materially adversely affect our financial condition, business and results of operations. In the event of termination, our subsidiaries' contracts sometimes provide for fees for winding down the products or services, but these fees may not be sufficient for us to maintain the revenues associated with the canceled contract or to compensate for the losses incurred in finding replacement sources of revenue.

We have identified material weaknesses in our internal control over financial reporting, which could, if not effectively remediated, result in material misstatements in our financial statements, and a failure to meet its reporting and financial obligations, each of which could adversely affect our results of operations and financial condition.

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with current accounting principles generally accepted in the United States (“U.S. GAAP”). Under the direction of our Principal Executive Officer and Principal Financial Officer, in 2020, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures and internal control over financial reporting and identified control deficiencies that constituted material weaknesses in our internal control over financial reporting. As discussed in Part II, Item 9A, “Controls and Procedures,” our management has re-evaluated its assessment of the effectiveness of internal control over financial reporting of its disclosure controls and procedures and concluded that they were not effective as of December 31, 2021.

These material weaknesses resulted in revisions to our consolidated financial statements for the prior annual and interim periods. While we believe we have made appropriate judgments in revising restated financial statements, there is a risk that we may have to further restate such financial statements or take other actions not currently contemplated. Additionally, we are actively engaged in developing and implementing a remediation plan designed to address these material weaknesses and are committed to remediating them as promptly as possible. For more information on the development and implementation of our remediation plan, see Part II, Item 9A, “Controls and Procedures”. Any failure to implement effective internal control could harm our operating results or cause us to fail to meet our reporting obligations. Further revisions of our prior financial statements, failure to remediate our internal control or failure to maintain effective internal control in the future, among other things, could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common and preferred units and limit our ability to raise capital, and may require us to incur additional costs to improve our internal control system. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC and other regulatory authorities or private litigation, which could require additional financial and management resources.

The COVID-19 pandemic previously had, and may in the future have an adverse effect on our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact.

We face risks related to outbreaks of public health crises, including epidemics and infectious diseases such as the ongoing COVID-19 pandemic. The continued spread of COVID-19 and the emergence of new variants of the virus across the globe continues to impact economic activity worldwide by causing disruption and volatility in the global capital markets, as well as a sustained economic slowdown. National and local governments in the United States and around the world continue to implement measures to prevent the spread of COVID-19 and its variants, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, quarantines, curfews and recommendations to practice physical distancing. These preventative measures which have restricted and continue to restrict individuals’ daily activities and curtail or cease many businesses’ normal operations. In addition, reduced global and local economic activity throughout the COVID-19 pandemic has led to, among other impacts, negative fluctuations in consumer purchase behaviors, increased business costs, and supply chain, logistical and workforce disruptions.

We continue to monitor and work to comply with the COVID-19 guidelines from public health and governmental authorities concerning the prevention and spread of COVID-19 and its variants, as well as the protection of the health and safety of our personnel. As of the date of this filing and for the fiscal year ended December 31, 2021, the Company has not experienced any significant disruptions to its businesses from COVID-19 as compared to the prior fiscal year. However, the Company experienced significant adverse impacts to its consolidated financial results for the fiscal year ended December 31, 2020. Implementing COVID-19 preventive and reactive measures, as well as the global economic impact of the COVID-19 pandemic generally, resulted in adverse effects to our results of operations, financial condition and liquidity, including reduced activity at our businesses and limited availability and productivity among our workforce and suppliers during the fiscal year ended December 31, 2020. In particular, the continued spread of COVID-19 and its variants and efforts to contain them has had the following effects which could re-arise in the future:

•reduced customer demand for our businesses' products;
•in 2020, caused disruptions in or closures of the Company’s manufacturing operations or those of its customers and suppliers (however, none occurred during 2021 and, as of the filing of this Form 10-K all of the Company’s facilities were open and able to operate at normal capacities);
•caused delays and disruptions in the supply chain resulting in interruptions in the commercial operation of our businesses, increased manufacturing, distribution and product supply costs, as well as reduced manufacturing capacity and adequate inventory levels;
•limited the productivity and efficiency of our personnel as a result of the transition to remote working arrangements, as well as employee quarantines, absenteeism, attrition, and restrictions on employees’ ability to travel;
•impacted availability of qualified personnel due to increased competition and more frequent turnover; and
•increased cybersecurity risks associated with an extensive workforce now working remotely, as remote working environments have become less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

For more information, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Developments—COVID-19 Impact” of this Report.

Despite recent indications of economic recovery, the severity of the impact of the COVID-19 pandemic on the Company’s business in 2022 and beyond will depend on a number of uncertain factors and trends. Such factors and trends include, but not limited to: the duration and severity of the virus and its current variants; the emergence of new variant strains; the availability and widespread use of vaccines; the impact of the global business and economic environment on liquidity and the availability of capital; and governmental actions that have been taken, or may be taken in the future, to mitigate adverse economic or other impacts or to mitigate the spread of the virus and its variants. We cannot predict at this time the full extent to which the COVID-19 pandemic may continue to impact adversely our business, results of operations and financial condition, and in particular, the continued disruption to the supply and manufacturing of, and demand for, our businesses’ products, which will depend on such factors.

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

We may have conflicts of interest with the minority shareholders of our businesses and decisions may need to be made by disinterested directors, without the participation of directors or officers associated with the Manager and the Company. These decisions may be different from the decisions we would make and may or may not be in the best interests of our unitholders.

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

Warren G. Lichtenstein, our Executive Chairman and a substantial unitholder, is the Chief Executive Officer of our Manager. As of December 31, 2021, Mr. Lichtenstein directly owned approximately 2.8% of our outstanding common units. In addition, affiliates of our Manager, including Mr. Lichtenstein, beneficially own approximately 69.1% of our outstanding common units, although Mr. Lichtenstein disclaims beneficial ownership of any common units not directly held by him. We have entered into transactions and/or agreements with these entities. There can be no assurance that such entities will not have interests in conflict with our own, or that Mr. Lichtenstein will not have interests different than those of our unitholders.

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

The Manager is entitled to receive a fee (the “Management Fee”) at an annual rate of 1.5% of total partners' capital. Our total partners' capital will be impacted by the performance of our businesses and other businesses we may acquire in the future, as well as the issuance of additional common or preferred units. Changes in our total partners' capital and in the resulting Management Fee could be significant, resulting in a material adverse effect on our results of operations. In addition, if our performance declines, assuming our total partners' capital remains the same, the Management Fee will increase as a percentage of our income. In addition, SPH SPV-I LLC, an affiliate of the Manager, holds partnership profits interests in the form of incentive units which entitle the holder generally to share in 15% of the increase in the equity value of the Company, as calculated for the twenty trading days prior to each year end. The incentive units' share of such appreciation is reflected by classifying a portion of the incentive units as Class C units of the Company. Any issuance of such Class C units will result in dilution to existing limited partners' holdings in the Company. As of the annual measurement date on December 31, 2021, 1,702,059 incentive units vested. The incentive units will be issued upon the termination of the waiting period and/or the receipt of approval, as applicable, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”).

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

There can be no assurance as to the volume of our common or preferred units or the degree of price volatility for our common and preferred units traded on the New York Stock Exchange. There are transfer restrictions contained in the Company's Partnership Agreement to help protect net operating tax loss carryforwards of certain of the Company's corporate subsidiaries and other portfolio companies. Unless renewed, the transfer restrictions will expire on February 7, 2023, and they could hinder development of an active market for our common and preferred units. Currently, the Company plans to put the renewal to a limited partner vote at an upcoming meeting of limited partners.

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

The Company is subject to taxation in the U.S. and foreign jurisdictions. Changes in various tax laws can and do occur. For example, on December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "Act") was enacted. The Act made substantial changes to the Internal Revenue Code, some of which could have an adverse effect on our business. Among other things, the Act (i) reduces the U.S. corporate income tax rate from 35% to 21% beginning in 2018, (ii) limits annual deductions for interest net expense to no more than 30% of our "adjusted taxable income," plus 100% of our business interest income for the year and (iii) permits a taxpayer to offset only 80% (rather than 100%) of its taxable income with any U.S. net operating losses ("NOLs") generated for taxable years beginning after 2017. The U.S. Department of the Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. While the U.S. Department of the Treasury has issued some proposed regulations since the enactment of the Act, additional guidance is likely forthcoming.

The current U.S. presidential administration has various proposals that, if enacted, would cause significant changes to existing tax law, in particular, an increase in U.S. federal income taxes on corporations and the tax rate on foreign earnings. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. In connection with the Base Erosion and Profit Shifting Integrated Framework provided by Organization for Economic Cooperation and Development (the “OECD”), the OECD recently reached agreement to align countries on a minimum corporate tax rate and an expansion of the taxing rights of market countries, and therefore, determination of multi-jurisdictional taxation rights and the rate of tax applicable to certain types of income may be subject to potential change. There can be no assurance that future changes to the U.S. federal, state and foreign income tax laws will not be proposed or enacted that could materially or adversely impact our business or financial results. If and when any or all of these changes are put into effect, they could result in tax increases where we do business both in and outside of the United States, and could have a material adverse effect on the results of our operations.

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

The U.S. federal income tax treatment of our common unitholders depends in some instances on interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our Partnership Agreement permits our General Partner to modify it from time to time, including the allocation of items of income, gain, loss and deduction (including unrealized gain and unrealized loss to the extent allowable under U.S. federal income tax law), without the consent of our unitholders, to address certain changes in U.S. federal income tax regulations, legislation or interpretation or to preserve the uniformity of our common units. In some circumstances, such revisions could have a material adverse impact on some or all common unitholders. In addition, we formed a subsidiary partnership, to which we contributed certain of our assets (the "Subsidiary Partnership"). To preserve the uniformity of common units, we (but not the Subsidiary Partnership) made an election permitted under Section 754, and we will adopt the remedial allocation method under Section 704(c) with respect to items of income, gain, loss and deduction attributable to assets contributed to us (which we will contribute to the Subsidiary Partnership), to account for any difference between the tax basis and fair market value of such assets at the time of contribution, or attributable to the "book-up" or "book-down" of our assets prior to their contribution to the Subsidiary Partnership, or while they were held by the Subsidiary Partnership, to account for the difference between the tax basis and fair market value of such assets at the time of a mark-to-market event. We intend generally to make allocations under Section 704(c) to our common unitholders in accordance with their respective percentage interests. However, built-in gain or built-in loss in existence and allocable to the assets we contributed to the Subsidiary Partnership, when recognized, will be allocated to our common unitholders as of the contribution date. We intend to prepare our tax returns on the basis that buyers of common units from such unitholders will not inherit such unitholders' built-in gains or built-in losses as of that date as a result of the election under Section 754. However, it is not clear whether this position will be upheld if challenged by the IRS. While we believe it represents the right result, there is no law directly on point.

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

General Risk Factors

Loss of essential employees could have a significant negative impact on our business.

Our success is largely dependent on the skills, experience and efforts of our management and other employees. The loss of the services of one or more members of our senior management or of numerous employees with essential skills could have a negative effect on our business, financial condition and results of operations.

In particular, we rely on an adequate supply of skilled employees at our businesses. Trained and experienced personnel in our businesses' industries are in high demand. We cannot predict whether we will be able to attract, motivate and maintain an adequate skilled workforce necessary to operate our existing and future businesses efficiently, or that labor expenses will not increase as a result of a shortage in the supply of skilled personnel, thereby adversely impacting our financial performance. While our businesses generally operate with high employee turnover, any material increases in employee turnover rates or any widespread employee dissatisfaction could also have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2021, we operated in 61 locations consisting of manufacturing facilities, warehouses, offices, sales, service and laboratory spaces throughout the United States and internationally. Of these, we owned 24 locations consisting of approximately 2.2 million square feet and leased space at 37 locations consisting of approximately 1.5 million square feet.

A summary of square footage by reportable segment at December 31, 2021, is presented below.

Reportable Segment	Leased	Owned	Total
	(Square feet in thousands)
Diversified Industrial	1,374	2,078	3,452
Energy	59	120	179
Financial Services	36	—	36
Corporate and Other	19	11	30
Total	1,488	2,209	3,697

Our reportable segments have major operations at the following locations:

•Diversified Industrial - Camden, Delaware; Brewster, New York; Bristol, Pennsylvania; Evansville, Indiana; Agawam, Massachusetts; Rockford, Minnesota; Statesville, North Carolina; Anderson, South Carolina; Cudahy, Muskego and Pleasant Prairie, Wisconsin; Warwick, Rhode Island; Matamoros, Mexicali and Tecate, Mexico; Welham Green and Gwent, United Kingdom; Freiburg, Germany; Riberac, France; and Xianghe and Suzhou, China.

•Energy - The Energy business owns office space in Williston, North Dakota; Farmington, New Mexico; Andrews, Texas; and Arnegard, North Dakota and leases office space in Johnstown, Colorado and Midland, Texas. Steel Sports has a lease for approximately 27 acres of land in Yaphank, New York for its baseball service operations and office space in Bridgewater, New Jersey; Virginia Beach, Virginia; and Ardmore, Pennsylvania.

•Financial Services - WebBank leases office space headquartered in Salt Lake City, Utah and additional office space in Summit, New Jersey and Denver, Colorado.

Additionally, our corporate staff occupies office space in New York, New York; Hermosa Beach, California; and Miami, Florida. Management believes all of our properties have been well maintained, are in good condition and are adequate and suitable for our business as presently conducted.

Item 3. Legal Proceedings

In the ordinary course of our business, the Company is subject to periodic lawsuits, investigations, claims and proceedings, including, but not limited to, contractual disputes, employment, environmental, health and safety matters, claims associated with our historical acquisitions and divestitures, and other legal proceedings. In November 2021, the Company's litigation with two insurance carriers in connection with a stockholder class action, Sciabucucchi v. DeMarco, et al., filed in the Court of Chancery of the State of Delaware on December 8, 2017, was resolved in the Company's favor, and the Company received settlement payments totaling $8,827. For more information on material legal proceedings which are ongoing or recently resolved, see "Litigation Matters" in Note 20 - "Commitments and Contingencies" and "Election Contest Litigation" in Note 25 - "Subsequent Events" to the Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Report. For an additional discussion of certain risks associated with legal proceedings, see also Part I, Item 1A, "Risk Factors" of this Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2021, we had 21,018,009 common units issued and outstanding. Our common units, no par value, are quoted on the New York Stock Exchange under the symbol "SPLP."

Holders

As of December 31, 2021, there were approximately 105 unitholders of record, including Cede & Co., the nominee of the Depository Trust Company. The number of record holders may not be representative of the number of beneficial owners of our common stock, whose shares are held in street name by banks, brokers and other nominees.

Equity Performance Graph

Consistent with the rules applicable to "Smaller Reporting Companies," we have elected scaled disclosure reporting, and therefore have omitted information required by this Item.

Recent Sales of Unregistered Securities

None. As of December 31, 2021, 1,702,059 incentive units vested under the incentive unit agreement with SPH SPV-I LLC. For more information, see Note 16 - "Capital and Accumulated Other Comprehensive Loss" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report. The incentive units will be issued upon the termination of the waiting period and/or the receipt of approval, as applicable, under the HSR Act. The Company intends to report the sale of the incentive units, as required by SEC rules, on a Current Report on Form 8-K, once this material condition to the sale and issuance is met.

Issuer Purchases of Equity Securities

The Board of Directors has approved the repurchase of up to an aggregate of 7,639,870 of the Company's common units (the "Repurchase Program"), which is inclusive of 1,120,869 common units approved in November 2021. The Repurchase Program was announced on December 7, 2016 and supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. During the year ended December 31, 2021, the Company purchased 1,894,297 common units for an aggregate purchase price of $45,039. From the inception of the Repurchase Program until December 31, 2021 the Company had purchased 6,252,245 common units for an aggregate purchase price of approximately $99,384. As of December 31, 2021, there remained 1,387,625 units that may yet be purchased under the Repurchase Program.

The following table provides information about our repurchases of common units during the quarter ended December 31, 2021. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
October 1-31, 2021	100,000	$28.52	100,000	379,131
November 1-30, 2021	87,116	$33.77	87,116	1,412,884
December 1-31, 2021	25,259	$37.34	25,259	1,387,625
Total	212,375		212,375

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto that are available elsewhere in this Report. The following is a discussion and analysis of SPLP's consolidated results of operations for the years ended December 31, 2021 and 2020. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly in Part I, Item 1A, "Risk Factors". All monetary amounts used in this discussion are in thousands, except common and preferred units, per common and preferred unit, and per share data.

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

Significant Developments

Following is a summary of significant developments that have impacted the Company in 2021 and early 2022. For additional discussion of these matters, please see the Company's Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Report.

Investments

Following is a summary of the recent events involving the Company's investments:

•Steel Connect – As of December 31, 2021, we owned approximately 30.1%, and, when combined with our affiliates, 34.8%, of the outstanding common stock (and assuming conversion of the Steel Connect Convertible Note and shares of preferred stock as of December 31, 2021, 50.0%, and, when combined with our affiliates, approximately 53.4%, of the outstanding shares of Steel Connect's common stock).

◦Non-Binding Expression of Interest: On November 19, 2020, the Board of Directors of the Company sent a letter to Steel Connect setting forth a non-binding expression of interest to acquire all of the outstanding shares of Steel Connect common stock, par value $0.01 per share, not already owned by the Company and its subsidiaries. The letter is only a proposal, which does not constitute an offer or proposal capable of acceptance and may be withdrawn at any time and in any manner. We continue to negotiate the non-binding expression of interest with Steel Connect, such that no decision has yet been made with respect to Steel Connect's response to the expression of interest or any alternatives thereto and we and Steel Connect have not yet reached a definitive offer to purchase. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that the transaction proposed in the letter or any other transaction will be approved or completed. The Company is not obligated to disclose any further developments or updates on the progress of the proposed transaction until either the Company enters into a definitive agreement or determines no such transaction will be approved.

◦Divestiture of IWCO: On February 25, 2022, pursuant to a transaction agreement (the "Transaction Agreement"), Steel Connect transferred all of its interests in one of its two subsidiaries, IWCO Direct Holdings Inc. ("IWCO"), to an entity owned by affiliates of certain lenders under the financing agreement, dated December 15, 2017 (the "Financing Agreement"), of which IWCO was borrower (the "Buyer"). The transfer was part of a negotiated restructuring of IWCO's capital structure and certain financial obligations of IWCO under that loan. In addition, as part of the overall transaction, the Buyer issued a note in the principal amount of $6,945 payable to Steel Connect as consideration for intercompany obligations owed by IWCO to Steel Connect (the "Subordinated Note"). The Subordinated Note is subordinated to the obligations under the Financing Agreement (including any amendments or other modifications thereto) and matures on the date that is six months after the maturity of the Financing Agreement or six months after repayment in full of the obligations under the Financing Agreement. Steel Connect cannot reasonably predict the impact that the disposition of IWCO will have on the market’s long-term perception of Steel Connect's value or on Steel Connect's overall valuation, and, in turn, the impact that it may have on a possible acquisitive transaction, if any, with Steel Connect.

•Aerojet – As of December 31, 2021, the Company owned 4.9% of Aerojet Rocketdyne Holdings, Inc. ("Aerojet") common stock with a fair value of $184,678. Our Executive Chairman Warren G. Lichtenstein is also a member of Aerojet’s board of directors.

◦Dividend: In March 2021, the Company received a one-time cash dividend from Aerojet of $19,740.

◦Termination of Plan of Merger and Election Contest: On December 20, 2020, Aerojet entered into an Agreement and Plan of Merger with Lockheed Martin Corporation ("Lockheed"), in which Aerojet would be acquired by Lockheed; however, on February 13, 2022, Lockheed delivered notice that it terminated the merger. On January 28, 2022, we (via our indirectly, wholly-owned subsidiary SPH Group Holdings LLC) provided Aerojet with a notice of stockholder nominations for election of a slate of directors at Aerojet’s 2022 annual meeting of stockholders in order to preserve our rights as a stockholder in the event the Lockheed transaction did not close prior to the meeting.

◦Litigation Related to Election Contest: On February 7, 2022, Mr. Lichtenstein and three other members of Aerojet's board (the "Director Plaintiffs") filed suit in the Court of Chancery of the State of Delaware (the "Court") seeking, among other things, an order preventing the alleged misuse of Aerojet's name and resources in connection with Aerojet's 2022 annual meeting of stockholders. The Director Plaintiffs filed the lawsuit due to disagreements among Aerojet's eight-member Board, which consists of them and four other directors (the "Director Defendants"), over matters relating to our nomination of director candidates for election at Aerojet's 2022 annual meeting of stockholders. On February 11, 2022, the Director Defendants filed suit in their own names and on behalf of Aerojet alleging, among other things, breaches of fiduciary duty by the Director Plaintiffs, aiding and abetting breach of fiduciary by our indirectly, wholly-owned subsidiary SPH Group Holdings LLC, and violations of Aerojet's advance notice bylaw by SPH Group Holdings LLC. For more information, see "Election Contest Litigation" in Note 25 - "Subsequent Events" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

•Aviat – In January and February of 2021, the Company sold its remaining ownership interest in Aviat Network, Inc. for total proceeds of approximately $24,100.

•iGo - In January 2022, the Company acquired the remaining interest in iGo, Inc. ("iGo") that it did not previously own for approximately $8,606. iGo is now a wholly-owned subsidiary of the Company.

Debt Refinancing

•New Credit Agreement – On December 29, 2021, the Company, amended and restated in its entirety its prior credit agreement, dated as of November 14, 2017, with an amended and restated credit agreement (the "New Credit Agreement") by and among the Company’s indirect, wholly-owned subsidiaries SPH Group Holdings LLC, Steel Excel Inc. and iGo (collectively, the "Borrowers") and PNC Bank, National Association, in its capacity as administrative agent, the Lenders (as such term is defined in the New Credit Agreement) party thereto, and certain of the Borrowers' affiliates in their capacities as guarantors. The New Credit Agreement, which has a five-year term, provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000, which includes a $50,000 subfacility for swing line loans, a $50,000 sub-facility for standby letters of credit and a currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment (as such term is defined in the New Credit Agreement). The New Credit Agreement permits the Borrowers, under certain circumstances, to increase the aggregate principal amount of the Revolving Credit Commitments under the New Credit Agreement by $300,000 plus additional amounts so long as the Leverage Ratio (as such term is defined in the New Credit Agreement) would not exceed 3.50:1. The New Credit Agreement permits the Company to borrow for the dividends on its preferred units, pension contributions, investments, acquisitions and other general corporate expenses. The proceeds of the Revolving Credit Loans under the New Credit Agreement will be used (i) to refinance existing indebtedness, (ii) for the payment of fees and expenses in connection with the refinancing transaction, and (iii) for general corporate purposes, certain permitted investments, working capital, letters of credit, capital expenditures and permitted acquisitions. Based on financial results as of December 31, 2021, the Company's total availability under the New Credit Agreement, which is based upon Consolidated Adjusted EBITDA and certain covenants as described in the New Credit Agreement, was approximately $321,000 as of December 31, 2021.

Divestiture

•Edge Divestiture – On February 1, 2021, the Company completed the sale of its Edge business for a sales price of $16,000. Edge provided roofing edge metal products and was part of the Company's OMG, Inc. ("OMG") business in the Diversified Industrial segment.

Common Unit Repurchase Program

•In November 2021, the Board of Directors of the Company approved the repurchase of up to an additional 1,120,869 of the Company's common units under the Repurchase Program. During the year ended December 31, 2021, the Company purchased 1,894,297 units for an aggregate price of $45,039 under the Repurchase Program. Since inception of the Repurchase Program until December 31, 2021, the Company has purchased 6,252,245 common units for an aggregate purchase price of approximately $99,384. As of December 31, 2021 there remained 1,387,625 units that may yet be purchased under the Repurchase Program. From January 1, 2022 through March 1, 2022, the Company repurchased 268,623 common units for $10,418.

COVID-19 Impact

The ongoing COVID-19 pandemic (in particular, the emergence of new variants of the virus across the globe) has caused, and continues to cause, significant disruptions in the U.S. and global economies. For example, national and local governments in the United States and around the world continue to implement measures to prevent the spread of COVID-19 and its variants, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, quarantines, curfews, and recommendations to practice physical distancing. Such measures have restricted and continue to restrict individuals’ daily activities and curtail or cease many businesses’ normal operations.

As of the date of this filing, and for the fiscal year ended December 31, 2021, the Company has not experienced any significant disruptions to its businesses as compared to the prior fiscal year. The Company experienced adverse impacts to its consolidated financial results for the fiscal year ended December 31, 2020. However, it has since seen improvements with respect to certain components of its financial statements, including as a 16.3% increase in revenue, during the year ended December 31, 2021. Despite indications of economic recovery, the severity of the impact of the COVID-19 pandemic on the Company’s business in 2022 and beyond will depend on a number of uncertain factors and trends. Such factors and trends include, but not limited to: the duration and severity of the virus and its current variants; the emergence of new variant strains; the availability and widespread use of vaccines; the impact of the global business and economic environment on liquidity and the availability of capital ;and governmental actions that have been taken, or may be taken in the future, to mitigate adverse economic or other impacts or to mitigate the spread of the virus and its variants. The Company continues to monitor for any developments or updates to COVID-19 guidelines from public health and governmental authorities, as well as the protection of the health and safety of its personnel, and is continuously working to ensure that its health and safety protocols, business continuity plans and crisis management protocols are in place to help mitigate any negative impacts of the COVID-19 pandemic on the Company’s employees, business or operations.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020
Revenue	$1,524,896	$1,310,636
Cost of goods sold	1,004,093	859,863
Selling, general and administrative expenses	304,013	290,784
Goodwill impairment charges	—	1,100
Asset impairment charges	—	606
Interest expense	22,250	29,514
Realized and unrealized losses (gains) on securities, net	24,044	(25,643)
All other (income) expenses, net *	(30,369)	29,013
Total costs and expenses	1,324,031	1,185,237
Income before income taxes and equity method investments	200,865	125,399
Income tax provision	84,089	38,136
(Income) loss of associated companies, net of taxes	(15,664)	3,786
Net income from continuing operations	132,440	83,477
Net gain (loss) from discontinued operations, net of taxes	138	(10,199)
Net income	132,578	73,278
Net income attributable to noncontrolling interests in consolidated entities (continuing operations)	(1,170)	(603)
Net income attributable to common unitholders	$131,408	$72,675
* includes finance interest, provision for loan losses, and other income from the consolidated statements of operations

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

The following table reconciles net income from continuing operations to Adjusted EBITDA:

	Year Ended December 31,
	2021	2020
Adjusted EBITDA Reconciliation
Net income from continuing operations	$132,440	$83,477
Income tax provision	84,089	38,136
Income from continuing operations before income taxes	216,529	121,613
Add (Deduct):
(Income) loss of associated companies, net of taxes	(15,664)	3,786
Realized and unrealized losses (gains) on securities, net	24,044	(25,643)
Interest expense	22,250	29,514
Depreciation	42,055	44,583
Amortization	18,466	20,750
Non-cash goodwill impairment charges	—	1,100
Non-cash asset impairment charges	—	606
Non-cash pension (income) expense	(3,972)	3,632
Non-cash equity-based compensation	1,462	887
Other items, net *	(45,337)	12,911
Adjusted EBITDA	$259,833	$213,739
 *Other items, net for the year ended December 31, 2021 primarily includes (1) $19,740 one-time dividend from Aerojet; (2) a gain of $8,827 from a recent litigation settlement; (3) a pre-tax gain of $8,096 on the sale of OMG’s Edge business; (4) and a pre-tax gain of $6,646 on the sale of an idle facility in the Joining Materials business. Other items, net for the year ended December 31, 2020 primarily includes an environmental reserve charge of $14,000 in the Diversified Industrial segment related to a legacy, non-operating site.

	Year Ended December 31,
	2021	2020
Segment Adjusted EBITDA
Diversified Industrial	$153,791	$140,634
Energy	25,615	13,841
Financial Services	80,618	60,523
Corporate and Other	(191)	(1,259)
Total	$259,833	$213,739

Revenue

Revenue in the year ended December 31, 2021 increased $214,260, or 16.3%, as compared to 2020, due to higher sales volume across all segments, primarily due to the economic recovery following impacts from the COVID-19 pandemic during 2020.

Cost of Goods Sold

Cost of goods sold in the year ended December 31, 2021 increased $144,230, or 16.8%, as compared to 2020, due to increases in the Diversified Industrial and Energy segment, primarily due to the higher sales volume discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") in 2021 increased $13,229, or 4.5%, as compared to 2020, primarily due to the impact of higher sales volume as discussed above, partially offset by a gain as a result of a litigation settlement of $8,827 in 2021, as well as a $14,000 environmental reserve charge recorded in 2020 in the Diversified Industrial segment related to a legacy, non-operating site.

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

Interest Expense

Interest expense for the years ended December 31, 2021 and 2020 was $22,250 and $29,514, respectively. The lower interest expense in 2021 was primarily due to lower interest rates and lower average debt levels.

Realized and Unrealized Losses (Gains) on Securities, Net

Realized and unrealized losses on securities, net for the year ended December 31, 2021 was $24,044, as compared to gains of $25,643 for the year ended December 31, 2020. The changes in realized and unrealized losses and gains on securities, net over the respective periods are primarily due to mark-to-market adjustments on the Company's portfolio of securities, which are required to be recorded in earnings under U.S. GAAP.

All Other (Income) Expense, Net

All other income, net totaled $30,369 for the year ended December 31, 2021, is primarily comprised of: (1) a $19,740 one-time dividend from Aerojet; (2) a pre-tax gain of $8,096 on the sale of OMG’s Edge business; and (3) a pre-tax gain of $6,646 on the sale of an idle facility in the Joining Materials business, partially offset by (4) finance interest expense of $7,693. All other expense, net totaled $29,013 for the year ended December 31, 2020 was primarily comprised of provisions for loan losses and finance interest expense.

Income Taxes

As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. The Company's tax provision represents the income tax expense or benefit of its consolidated corporate subsidiaries. For the year ended December 31, 2021, a tax provision of $84,089 was recorded, as compared to $38,136 in 2020. The Company's effective tax rate was 41.9% and 30.4% for the years ended December 31, 2021 and 2020, respectively. The higher effective tax rate for the year ended December 31, 2021 is primarily due to an increase in U.S. tax expense related to unrealized gains on investment from related parties, which are eliminated for financial statement purposes.

(Income) Loss of Associated Companies, Net of Taxes

The Company recorded gains from associated companies, net of taxes, of $15,664 in 2021, as compared to losses, net of taxes of $3,786 in 2020. For the details of each of these investments and the related mark-to-market adjustments in both periods, see Note 11 - "Investments" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report.

Net Gain (Loss) from Discontinued Operations

The Company recorded net gains from discontinued operations, net of taxes, of $138 for the year ended December 31, 2021 and net losses from discontinued operations, net of taxes, of $10,199 in 2020, related to the Company's API entities which were part of the Diversified Industrial segment. The Company deconsolidated API on January 31, 2020 as it no longer held a controlling financial interest as of that date (see Note 6 - "Discontinued Operations" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report).

Adjusted EBITDA

Adjusted EBITDA was $259,833 in 2021, as compared to $213,739 in 2020. Adjusted EBITDA as a percentage of sales was 17.0% in 2021, as compared to 16.3% in 2020, primarily due to improved profitability from both Diversified Industrial and Energy segments as a result of higher sales volume, as well as from the Financial Services segment driven by lower financial interest expense and lower provision for loan losses.

Segment Analysis

	Year Ended December 31,
	2021	2020
Revenue:
Diversified Industrial	$1,207,183	$1,058,745
Energy	164,028	107,831
Financial Services	153,685	144,060
Total	$1,524,896	$1,310,636
Segment income (loss) before interest expense and income taxes:
Diversified Industrial	$123,329	$70,849
Energy	14,982	(1,887)
Financial Services	79,165	59,799
Corporate and Other	21,303	22,366
Income before interest expense and income taxes	238,779	151,127
Interest expense	22,250	29,514
Income tax provision	84,089	38,136
Net income from continuing operations	$132,440	$83,477
Segment depreciation and amortization:
Diversified Industrial	$47,568	$49,451
Energy	12,212	15,006
Financial Services	485	717
Corporate and Other	256	159
Total depreciation and amortization	$60,521	$65,333
(Gain) loss of associated companies, net of taxes:
Corporate and other	$(15,664)	$3,786
Total	$(15,664)	$3,786

Diversified Industrial

Net sales in 2021 increased by $148,438, or 14.0%, as compared to 2020. Net sales increased $171,900, primarily due to higher sales volume from the Building Materials and Joining Materials businesses. These increases were partially offset by approximately $23,400 primarily due to lower sales volume from the Electrical Products businesses.

Segment operating income in 2021 increased by $52,480, or 74.1%, as compared to 2020. The increase in operating income was primarily due to: (1) higher sales volume, (2) a $8,096 pre-tax gain on the sale of OMG’s Edge business, (3) lower non-cash pension expenses of $7,604, (4) a $6,646 pre-tax gain on the sale of an idle facility in the Joining Materials business, and (5) an environmental reserve charge of $14,000 related to a legacy, non-operating site in the second quarter of 2020 that did not recur.

Segment Adjusted EBITDA in 2021 increased by $13,157, or 9.4%, as compared to 2020. The increase in Adjusted EBITDA was primarily due to higher sales volume.

Energy

In 2021, net revenue increased $56,197, or 52.1%, as compared to 2020. The increase in net revenue was primarily due to higher rig hours driven by higher demand from the energy sector due to the rebound of energy prices.

Segment operating income in 2021 was $14,982, as compared to operating loss of $1,887 in 2020. The improvement in operating income was primarily due to higher sales volume.

Segment Adjusted EBITDA in 2021 increased by $11,774, or 85.1%, as compared to 2020. The increase was primarily driven by higher sales volume.

Financial Services

Revenue in 2021 increased $9,625, or 6.7%, as compared to 2020. The increase was primarily due to an increased interest income on higher PPP, credit risk transfer ("CRT") and held-for-sale ("HFS") balances, partially offset by lower interest income driven by lower held-to-maturity ("HTM") balances and higher non-interest income due to higher volume.

Segment operating income in 2021 increased $19,366, or 32.4%, as compared to 2020. The higher operating income was primarily due to higher revenue discussed above and lower expenses. The provision for loan losses decreased $21,823, finance interest expense decreased $4,040, partially offset by an increase in SG&A for the fiscal year ended December 31, 2021, as compared to the same period last year. The lower provision for loan losses was due to better loan performance than expected and higher than expected loan paydowns. The lower finance interest expense was due to a decrease in balances and interest rates. The higher SG&A was driven by higher personnel expense due to higher bonus accrual as well higher credit performance fee due to higher CRT balances, partially offset by lower servicing fees due to lower HTM loan balances, excluding PPP loans.

Segment Adjusted EBITDA in 2021 increased $20,095, or 33.2%, as compared to the same period of 2020. The increase was primarily due to an increase in warrant sales, higher interest income related PPP loans and sale and a lower provision for loan losses, partially offset by a decrease in interest income and fees due to lower origination volume and lower HTM balances.

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

	Year Ended December 31,
	2021			2020
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$563,718	$76,935	13.7%	$576,897	$81,431	14.1%
PPP loans	1,580,037	23,102	1.5%	1,353,595	14,941	1.1%
Held-to-maturity securities	18,826	445	2.4%	20,188	635	3.2%
Available-for-sale investments	2,071	47	2.3%	2,253	46	2.0%
Federal funds sold	2,211	1	0.1%	25,757	41	0.2%
Interest-bearing deposits	194,040	214	0.1%	137,462	429	0.3%
Total interest-earning assets	2,360,903	100,744	4.3%	2,116,152	97,523	4.6%
Non interest-earning assets	41,896			9,191
Total assets	$2,402,799			$2,125,343
Interest-bearing liabilities:
Savings accounts	$184,332	573	0.3%	$215,987	1,474	0.7%
Time deposits	321,563	1,419	0.4%	328,642	5,491	1.7%
Other borrowings	$1,630,472	5,701	0.4%	$1,358,506	4,768	0.4%
Total interest-bearing liabilities	2,136,367	7,693	0.4%	1,903,135	11,733	0.6%
Other non interest-bearing liabilities	33,618			32,004
Total liabilities	2,169,985			1,935,139
Shareholder's equity	232,814			190,204
Total liabilities and shareholder's equity	$2,402,799			$2,125,343
Net interest income		$93,051			$85,790
Spread on average interest-bearing funds			3.9%			4.0%
Net interest margin			3.9%			4.1%
Return on assets			2.5%			2.4%
Return on equity			26.3%			27.2%
Equity to assets			9.7%			8.9%
Equity to assets (excluding PPP loans)			28.3%			24.6%

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

	Year Ended December 31,
	2021 vs 2020			2020 vs 2019
	Increase/(Decrease)			Increase/(Decrease)
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
Earning assets:
Loans receivable	$(1,835)	$(2,660)	$(4,495)	$(9,488)	$(15,571)	$(25,059)
PPP loans	2,775	5,385	8,160	14,941	—	14,941
Held-to-maturity securities	(41)	(150)	(191)	(1,014)	(382)	(1,396)
Available-for-sale investments	(3)	4	1	(15)	5	(10)
Federal funds sold	(23)	(16)	(39)	(9,265)	9,031	(234)
Interest-bearing deposits	377	(592)	(215)	(426)	(2,348)	(2,774)
Total earning assets	1,250	1,971	3,221	(5,267)	(9,265)	(14,532)
Savings accounts	(191)	(711)	(902)	1,190	(2,618)	(1,428)
Time deposits	(116)	(3,955)	(4,071)	(4,216)	(3,673)	(7,889)
Other borrowings	951	(17)	934	4,768	—	4,768
Total funds	644	(4,683)	(4,039)	1,742	(6,291)	(4,549)
Net variance	$606	$6,654	$7,260	$(7,009)	$(2,974)	$(9,983)

Corporate and Other

Operating income was $21,303 in 2021, as compared to $22,366 in 2020. The fluctuations were primarily due to changes in investment gains and losses from both marketable securities and associated companies. Operating income also included a gain of $8,827 related to the insurance settlement received in connection with the Company’s favorable judgment in the Sciabucucchi v. DeMarco, et al. stockholder class action lawsuit in November 2021. For more information, see the "Litigation Matters" included in Note 20 - "Commitments and Contingencies" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

For additional information on the Company's investments, see Note 2 - "Summary of Significant Accounting Policies" and Note 11 - "Investments" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Balance Sheet Analysis

Loan Portfolio

As of December 31, 2021, net loans accounted for 71% of WebBank's total assets, as compared to 93% at the end of 2020. The following table presents WebBank's loans outstanding by type of loan as of December 31, 2021 and the five most recent year-ends.

	As of December 31,
	2021		2020		2019		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Commercial - owner occupied	$92	—%	$209	—%	$230	—%	$252	0.1%	$272	0.1%
Commercial - other	571	0.1%	463	—%	429	0.1%	380	0.1%	296	0.1%
Total real estate loans	663	0.1%	672	—%	659	0.1%	632	0.2%	568	0.2%
Commercial and industrial	779,536	73.9%	2,279,672	90.6%	251,349	32.2%	146,758	28.0%	84,726	30.8%
Consumer loans	76,067	7.2%	147,652	5.9%	302,714	38.7%	188,391	35.9%	53,238	19.3%
Loans held for sale	198,632	18.8%	88,171	3.5%	226,532	29.0%	188,143	35.9%	136,773	49.7%
Total loans	1,054,898	100.0%	2,516,167	100.0%	781,254	100.0%	523,924	100.0%	275,305	100.0%
Less:
Deferred fees and discounts	—		—		—		—		—
Allowance for loan losses	(13,925)		(27,059)		(36,682)		(17,659)		(5,237)
Total loans receivable, net	$1,040,973		$2,489,108		$744,572		$506,265		$270,068

The following table includes a maturity profile for the loans that were outstanding as of December 31, 2021:

Due During Years Ending December 31,	Real Estate	Commercial & Industrial	Consumer	Loans Held for Sale
2022	$—	$293,965	$50,857	$198,632
2023-2026	92	485,571	25,210	—
2027 and thereafter	571	—	—	—
Total	$663	$779,536	$76,067	$198,632

Nonperforming Lending Related Assets

There were no nonaccrual loans at December 31, 2021 and 2020.

	As of December 31,
	2021	2020	2019	2018	2017
Non-accruing loans:
Commercial real estate - owner occupied	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Total	—	—	—	—	—
Accruing loans delinquent:
90 days or more	3,497	8,701	8,051	3,326	2,658
Total	3,497	8,701	8,051	3,326	2,658
Foreclosed assets:
Commercial real estate - owner occupied	—	—	—	—	—
Total	—	—	—	—	—
Total non-performing assets	$3,497	$8,701	$8,051	$3,326	$2,658
Total as a percentage of total assets	0.2%	0.3%	0.9%	0.4%	0.4%

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

	As of December 31,
	2021	2020	2019	2018	2017
Balance at beginning of period	$27,059	$36,682	$17,659	$5,237	$1,483
Charge offs:
Commercial and industrial	(8,101)	(14,250)	(8,667)	(2,772)	(933)
Consumer	(9,205)	(21,042)	(17,918)	(4,549)	(1,214)
Total charge offs	(17,306)	(35,292)	(26,585)	(7,321)	(2,147)
Recoveries:
Commercial real estate	27	22	22	20	17
Commercial and industrial	2,532	1,313	461	272	142
Consumer	1,490	2,388	1,752	393	103
Total recoveries	4,049	3,723	2,235	685	262
Net (charge offs) recoveries	(13,257)	(31,569)	(24,350)	(6,636)	(1,885)
Additions charged to operations	123	21,946	43,373	19,058	5,639
Balance at end of period	$13,925	$27,059	$36,682	$17,659	$5,237
Ratio of net charge offs during the period to average loans outstanding during the period	0.6%	1.6%	3.8%	1.7%	0.8%

The distribution of WebBank's allowance for losses on loans at the dates indicated is summarized as follows:

	As of December 31,
	2021		2020		2019		2018		2017
	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans
Commercial real estate	23	0.1%	22	—%	24	0.1%	26	0.1%	13	0.2%
Commercial and industrial	9,205	73.9%	9,293	90.7%	10,920	32.2%	6,165	28.0%	2,800	30.8%
Consumer loans	4,697	7.2%	17,744	5.9%	25,738	38.8%	11,468	36.0%	2,424	19.3%
Loans held for sale	—	18.8%	—	3.4%	—	28.9%	—	35.9%	—	49.7%
Total loans	$13,925	100.0%	$27,059	100.0%	$36,682	100.0%	$17,659	100.0%	$5,237	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Anticipated Sources and Uses of Cash Flow

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

Management uses the following strategies to continue to enhance liquidity: (1) continue to implement improvements using the Steel Business System throughout all the Company's operations to increase sales and operating efficiencies, (2) support profitable sales growth both organically and potentially through acquisitions and (3) evaluate from time to time and as appropriate, strategic alternatives with respect to the Company's businesses and/or assets. The Company continues to examine all of its options and strategies, including acquisitions, divestitures and other corporate transactions, to increase cash flows and stakeholder value.

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, borrowings from lending institutions, sale of investments and sale of facilities or assets that were not fully utilized. The following table summarizes our liquidity:

	December 31,
	2021	2020
Cash and cash equivalents	$325,363	$135,788
WebBank cash and cash equivalents	308,589	117,553
Cash and cash equivalents, excluding WebBank	16,774	18,235
Readily available borrowing capacity under the New Credit Agreement	321,000	336,289
	$337,774	$354,524

Debt and Financing Arrangements

The Company's senior credit facility which was amended and restated in its entirety in December 2021 (the “New Credit Agreement”) consists of a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the “Revolving Credit Loans”), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The New Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank. Availability under the New Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, each as defined in the New Credit Agreement. The New Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial covenants as of December 31, 2021. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The New Credit Agreement will expire on December 29, 2026, and all outstanding amounts will be due and payable. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Developments – Debt Refinancing” of this Report.

The Company believes that it and its operating subsidiaries have access to adequate resources to meet their needs for normal operating costs, capital expenditures, pension payments, debt obligations and working capital for their existing business, as well as to fund its taxes, legal and environmental matters, for at least the next twelve months. These resources include cash and cash equivalents, investments, cash provided by operating activities and unused lines of credit. The Holding Company and its operating businesses' ability to satisfy their debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions or repurchase units under its common unit Repurchase Program will depend upon their future operating performance, which will be affected by prevailing economic conditions in the markets in which they operate, as well as financial, business and other factors, some of which are beyond their control. As indicated above, there can be no assurances that the Holding Company and its operating businesses will continue to have access to their lines of credit if their financial performance does not satisfy the financial covenants set forth in their respective financing agreements, which could also result in the acceleration of their debt obligations by their respective lenders, adversely affecting liquidity.

As of December 31, 2021, the Company's working capital was $569,090, as compared to working capital of $286,302 as of December 31, 2020. The increase in working capital during the year ended December 31, 2021 was primarily due to a decrease in retail depository accounts (current liabilities), which was partially offset by an overall decrease in loans receivable related primarily to consumer loans. As of December 31, 2021, the availability under the New Credit Agreement was approximately $321,000. During the years ended December 31, 2021 and 2020, capital expenditures were $52,326 and $23,226, respectively. The Company currently expects full year capital expenditures in the range of $43,000 to $57,000 in 2022. The Company and its subsidiaries have ongoing commitments, including funding of the minimum requirements of its subsidiaries' pension plans. For the year ending December 31, 2022, the minimum required contribution to the Company's pension plans is $12,400. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events.

Sources and uses of cash flows from continuing operations for the years ended December 31, 2021 and 2020, are as follows:

	December 31,
	2021	2020
Net cash provided by operating activities	$77,633	$311,235
Net cash provided by (used in) investing activities	1,517,224	(1,899,041)
Net cash (used in) provided by financing activities	(1,404,763)	1,574,128
Net change for the period	$190,094	$(13,678)

Cash Flows from Operating Activities

Net cash provided by operating activities of continuing operations for the year ended December 31, 2021 was $77,633, a decrease of $233,602 compared to the same period in 2020. The decrease was primarily due to higher working capital requirements, driven by an increase in loans held for sale of $110,461 due to the timing of loan originations, which can vary significantly from period-to-period since these loans are typically sold after origination, partially offset by higher operating income and certain non-cash items. Net cash provided by discontinued operations was $138 for the year ended December 31, 2021.

Net cash provided by operating activities of continuing operations for the year ended December 31, 2020 was $311,235. Net income from continuing operations of $83,477 was favorably impacted by certain non-cash items and a decrease of $138,361 in loans held for sale due to a reduction in loan originations at the end of the year of 2020. Net cash provided by discontinued operations was $12,855 for the year ended December 31, 2020.

Cash Flows from Investing Activities

Net cash provided by investing activities of continuing operations was $1,517,224 for the year ended December 31, 2021. Significant items included a decrease in loan originations, net of collections of $1,029,093, proceeds from the sales of loans of $530,969, proceeds from the sale of the OMG Edge business for $16,000 and proceeds from the sale of property, plant and equipment of $6,979, partially offset by purchases of property, plant and equipment of $52,326 and purchases of investments (net of proceeds from maturities and sales of investments) of $13,491.

Net cash used in investing activities of continuing operations was $1,899,041 for the year ended December 31, 2020. Significant items included an increase in loan originations, net of collections of $1,904,843, purchases of property, plant and equipment of $23,226 and net cash paid for the Metallon, Inc. ("Metallon") acquisition of $3,500, partially offset by proceeds from maturities and sales of investments (net of purchases) of $29,528 and proceeds from the sale of property, plant and equipment of $3,000.

Cash Flows from Financing Activities

Net cash used in financing activities of continuing operations was $1,404,763 for the year ended December 31, 2021. Significant items included net PPP loan repayments of $1,753,478, term loan repayments of $182,832, purchases of the Company's common units of $45,039, distributions to preferred unitholders of $9,633 and deferred finance charges of $2,712, partially offset by an increase in deposits of $469,228 and net revolver borrowings of $119,703.

Net cash provided by financing activities of continuing operations was $1,574,128 for the year ended December 31, 2020. Significant items included net proceeds from PPP loan borrowings of $2,090,223, partially offset by a decrease in deposits of $399,058, net revolver repayments of $40,891, redemption of the Company's preferred units of $40,000, purchase of the Company's common units of $20,464, term loan repayments of $14,208 and deferred finance charges of $1,474.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $308,589 and $117,553 in cash and cash equivalents, time deposits placed at other institutions and federal funds sold at December 31, 2021 and 2020, respectively. WebBank had $45,000 and $40,000 in lines of credit from its correspondent banks at December 31, 2021 and 2020 respectively. WebBank had $138,141 and $30,590 available from the Federal Reserve discount window at December 31, 2021 and 2020, respectively. Therefore, WebBank had a total of $491,730 and $188,143 in cash, lines of credit and access to the Federal Reserve Bank discount window at December 31, 2021 and 2020, respectively, which represents approximately 43.4% and 29.4%, respectively, of WebBank's total assets (excluding PPP loans funded through the PPP Liquidity Facility).

Environmental Liabilities

Certain of the Company's facilities are subject to environmental remediation obligations. The Company has estimated its liability to remediate these sites and has recorded liabilities of $25,844 as of December 31, 2021. For further discussion regarding these commitments, among others, see Note 20 - "Commitments and Contingencies" to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Deposits

Deposits at WebBank at December 31, 2021 and 2020 were as follows:

	2021	2020
Current	$447,152	$285,393
Long-term	377,735	70,266
Total	$824,887	$355,659

The increase in deposits as December 31, 2021, as compared to 2020, is due to increase in WebBank's assets, excluding PPP loans. The average original maturity for time deposits at December 31, 2021 was 25 months, as compared to 12 months at December 31, 2020.

The following table details the maturity of time deposits as of December 31, 2021:

	Maturity
	< 3 Months	3 to 6 Months	6 to 12 Months	> 12 Months	Total
Certificate of deposits less than $100	$25,315	$28,877	$140,404	$357,109	$551,705
Certificate of deposits of $100 or more	7,540	15,329	28,826	20,626	72,321
Total certificates of deposits	$32,855	$44,206	$169,230	$377,735	$624,026

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

At December 31, 2021 and 2020, WebBank's undisbursed commitments under these instruments totaled $218,090 and $170,611, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria established by WebBank through one of WebBank's lending agreements with its Marketing Partners, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee, and in some cases are subject to ongoing adjustment by WebBank. Since certain of the commitments are expected to expire without the credit being extended, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each prospective borrower's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by WebBank upon extension of credit, is based on management's credit evaluation of the borrower and WebBank's Marketing Partner.

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

Note 2 - "Summary of Significant Accounting Policies" to Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following is a discussion of the critical accounting policies and methods used by the Company.

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

2021 Goodwill Impairment Tests

For 2021, the Company utilized a qualitative approach for all of its reporting units, except for the Performance Materials and Electrical Products reporting units within the Diversified Industrial segment. The annual impairment test did not result in an impairment to goodwill for any of the reporting units. Based on its qualitative assessment, the Company does not believe that it is more likely than not that the fair value of any of its reporting units tested under this approach is less than its respective carrying values. The Company performed a quantitative assessment of goodwill associated with its Performance Materials and Electrical Products reporting units due to declines in market conditions as a result of the COVID-19 pandemic. The assessment was based on a combination of income and market approaches to estimate the fair value of the reporting units, which indicated that the fair values of the reporting units exceeded their respective carrying values. Significant assumptions used in the discounted cash flow analyses included expected future earnings and cash flows, which are based on management's current expectations, as well as the related risk-adjusted discount rate used to estimate fair value. There were no goodwill impairment charges recorded as a result of these assessments. It is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets are impaired. At December 31, 2021, the goodwill related to the Electrical Products reporting unit is at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to further economic downturns, decreased customer demand for Electrical Products' services, or an inability to execute management’s business strategies. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods. As of December 31, 2021 the Performance Materials reporting unit's fair value exceeded its net book value by greater than 20%. As of December 31, 2021, the Electrical Products reporting unit's fair value exceeded its net book value by 15% and the Electrical Products' reporting unit had goodwill of $46,445.

During the fourth quarter of 2021, the Company changed the date of its annual impairment test of goodwill from October 1 to December 1 to align with the Company’s annual strategic planning process. This change does not represent a material change to our method of applying an accounting principle, and therefore does not delay, accelerate or avoid an impairment charge. The change in annual impairment test date has been prospectively applied beginning December 1, 2021. Based on our assessment as of December 1, 2021, there was no indication of impairment.

2020 Goodwill Impairment Tests

In connection with the Company's 2020 annual goodwill impairment test and as a result of declines in customer demand in the Performance Materials reporting unit, which is included in the Diversified Industrial segment, the Company determined its fair value was less than its carrying value. The Company partially impaired the Performance Materials reporting units' goodwill and recorded a $1,100 charge in Goodwill impairment charges in the accompanying consolidated statement of operations for the year ended December 31, 2020. The fair value of the Performance Materials reporting unit was determined using a discounted cash flow model (a form of the income approach) with consideration of market comparisons. The discounted cash flow model used the Company's projections, which are subject to various risks and uncertainties associated with its forecasted revenue, expenses and cash flows, as well as the expected impact on its business from the COVID-19 pandemic. The Company's significant assumptions in the analysis include, but are not limited to, future cash flow projections, the weighted- average cost of capital, the terminal growth rate and the tax rate. The Company's estimates of future cash flows are based on the current economic environment, recent operating results and planned business strategies. These estimates could be negatively affected by changes in regulations, further economic downturns, decreased customer demand for Performance Materials' products or an inability to execute its business strategies. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates.
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

Pension and Other Post-Retirement Benefit Costs

The Company maintains qualified and non-qualified pension and other post-retirement benefit plans for certain subsidiaries. The Company recorded pension income of $4,105 for the year ended December 31, 2021 related to its significant pension plans, and, as of December 31, 2021, the Company had recorded pension liabilities totaling $82,376. Pension benefits are generally based on years of service and the amount of compensation earned during the participants' employment. However, the qualified pension benefits have been frozen for all participants.

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

Actuarial assumptions for its pension and other post-retirement benefit plans are determined each year to calculate liability information as of year-end, and pension and other post-retirement benefit expense or income for the following year. The discount rate assumption is derived from the rate of return on high-quality bonds.

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

Income Taxes

As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. Our subsidiaries that are corporate subsidiaries are subject to federal and state income taxes. The table in Note 17 - "Income Taxes" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report, reconciles a hypothetical calculation of federal income taxes based on the federal statutory rate applied to the income or loss before income taxes and equity method investments. The tax effect of income passed through to common unitholders is subtracted from the hypothetical calculation.

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

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. For more information see Note 20 - "Commitments and Contingencies" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

New or Recently Adopted Accounting Pronouncements

For a discussion of the Company's new or recently adopted accounting pronouncements, see Note 2 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

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

Included in the Company's Long-term investments of $261,080 at December 31, 2021 are equity securities and associated company investments, which are both subject to equity price risk. The Company's significant long-term equity securities investments include common stock ownership interests of $184,678, or 4.9%, of outstanding shares of Aerojet as of December 31, 2021. The Company's significant associated company investments as of December 31, 2021 include its investments in Steel Connect and Aviat. The Company's investments in associated companies are accounted for under the equity method of accounting, primarily using the fair value option. A change in the equity price of our investments in these securities could impact our results in future periods.

For more information about the Company’s investments, see Note 11 - "Investments" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

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

Credit Facilities and Pension Obligations

At December 31, 2021, the Company's long-term debt obligations were comprised primarily of variable rate instruments. Accordingly, the fair value of such instruments may be relatively sensitive to effects of interest rate fluctuations. An increase or decrease in interest expense from a 1% change in interest rates would be approximately $2,700 on an annual basis based on total variable-interest debt outstanding as of December 31, 2021. In addition, the fair value of such instruments is also affected by investors' assessments of the risks associated with industries in which the Company operates, as well as its overall creditworthiness and ability to satisfy such obligations upon their maturity.

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

The Company's market risk strategy has generally been to obtain competitive prices for its products and services, sourced from more than one vendor, and allow operating results to reflect market price movements dictated by supply and demand. The Company enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts. The Company's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price changes in these commodities or markets could negatively impact the Company's earnings. Certain of these derivatives are not designated as accounting hedges under ASC Topic 815, Derivatives and Hedging. As of December 31, 2021, the Company had entered into forward contracts, with settlement dates through January 2022, for silver with a notional value of $1,058, for gold with a notional value of $688, for palladium with a notional value of $2,922, for copper with a notional value of $1,652 and for tin with a notional value of $1,402. There were no futures contracts outstanding at December 31, 2021.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of Steel Partners Holdings L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Steel Partners Holdings L.P. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in capital, and cash flows, for each of the two years in the period ended December 31, 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2022, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment – Refer to Notes 2 and 9 to the consolidated financial statements

Critical Audit Matter Description

The Company’s annual evaluation of goodwill for impairment involves management performing an assessment of each reporting unit to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. On the annual testing date of October 1, management elected to perform a quantitative approach (Step 1) to evaluate the Performance Material and Electrical Products reporting units for impairment. As of October 1, 2021, the goodwill balance of the Performance Material and Electrical Products reporting units were $6.8 million and $46.5 million, respectively. In performing Step 1 management compared the fair value of the reporting units to its respective carrying value. The Company determined the fair value estimate of these reporting units based on a combination of income and market approaches. The income approach utilized a discounted cash flow model that required management to make significant estimates and assumptions related to expected revenue growth rates, expected earnings before interest, taxes and depreciation (“EBITDA”), and discount rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The fair value of both reporting units exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill impairment for the Performance Material and Electrical Products reporting units as a critical audit matter because of the significant amount of goodwill recorded at these reporting units, the significant estimates and assumptions management made to estimate the fair value of these reporting units and the differences between their fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the expected revenue growth rates, expected EBITDA, and the selection of the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to goodwill impairment included the following, among others:

•We tested the effectiveness of controls over management's goodwill impairment evaluation, including those over the determination of the fair value, such as controls related to management's forecasts of future revenue and expected EBITDA.
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
•External communications, independent industry reports, and forecasted information from selected companies in the reporting unit's peer group.
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

/s/ Deloitte & Touche LLP
New York, New York
March 10, 2022

We have served as the Company's auditor since 2018.

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands, except common units)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$325,363	$135,788
Marketable securities	—	106
Trade and other receivables - net of allowance for doubtful accounts of $3,510 and $3,368, respectively	193,976	164,106
Receivables from related parties	2,944	2,073
Loans receivable, including loans held for sale of $198,632 and $88,171, respectively, net	529,529	306,091
Inventories, net	184,271	137,086
Prepaid expenses and other current assets	48,019	58,053
Total current assets	1,284,102	803,303
Long-term loans receivable, net	511,444	2,183,017
Goodwill	148,018	150,852
Other intangible assets, net	119,830	138,581
Deferred tax assets	—	66,553
Other non-current assets	79,143	42,068
Property, plant and equipment, net	234,976	228,992
Operating lease right-of-use assets	36,636	29,715
Long-term investments	261,080	291,297
Total Assets	$2,675,229	$3,934,378
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$123,282	$100,759
Accrued liabilities	86,848	69,967
Deposits	447,152	285,393
Payables to related parties	1,885	4,080
Short-term debt	100	397
Current portion of long-term debt	1,071	10,361
Other current liabilities	54,674	46,044
Total current liabilities	715,012	517,001
Long-term deposits	377,735	70,266
Long-term debt	269,850	323,392
Other borrowings	333,963	2,090,223
Preferred unit liability	149,570	146,892
Accrued pension liabilities	82,376	183,462
Deferred tax liabilities	13,674	2,169
Long-term operating lease liabilities	27,511	21,845
Other non-current liabilities	36,490	39,906
Total Liabilities	2,006,181	3,395,156
Commitments and Contingencies
Capital:
Partners' capital common units: 21,018,009 and 22,920,804 issued and outstanding (after deducting 16,810,932 and 14,916,635 units held in treasury, at cost of $264,284 and $219,245), respectively	795,140	707,309
Accumulated other comprehensive loss	(131,803)	(172,649)
Total Partners' Capital	663,337	534,660
Noncontrolling interests in consolidated entities	5,711	4,562
Total Capital	669,048	539,222
Total Liabilities and Capital	$2,675,229	$3,934,378

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(in thousands, except common units and per common unit data)

	December 31,
	2021	2020
Revenue:
Diversified Industrial net sales	$1,207,183	$1,058,745
Energy net revenue	164,028	107,831
Financial Services revenue	153,685	144,060
Total revenue	1,524,896	1,310,636
Costs and expenses:
Cost of goods sold	1,004,093	859,863
Selling, general and administrative expenses	304,013	290,784
Goodwill impairment charges	—	1,100
Asset impairment charges	—	606
Finance interest expense	7,693	11,733
Provision for loan losses	123	21,946
Interest expense	22,250	29,514
Realized and unrealized losses (gains) on securities, net	24,044	(25,643)
Other income, net	(38,185)	(4,666)
Total costs and expenses	1,324,031	1,185,237
Income from continuing operations before income taxes and equity method investments	200,865	125,399
Income tax provision	84,089	38,136
(Income) loss of associated companies, net of taxes	(15,664)	3,786
Net income from continuing operations	132,440	83,477
Discontinued operations (see Note 6)
Income (loss) from discontinued operations, net of taxes	138	(2,808)
Net loss on deconsolidation of discontinued operations	—	(7,391)
Net gain (loss) from discontinued operations, net of taxes	138	(10,199)
Net income	132,578	73,278
Net income attributable to noncontrolling interests in consolidated entities (continuing operations)	(1,170)	(603)
Net income attributable to common unitholders	$131,408	$72,675
Net income (loss) per common unit - basic
Net income from continuing operations	$6.09	$3.34
Net income (loss) from discontinued operations	—	(0.41)
Net income attributable to common unitholders	$6.09	$2.93
Net income (loss) per common unit - diluted
Net income from continuing operations	$4.96	$1.85
Net income (loss) from discontinued operations	0.01	(0.20)
Net income attributable to common unitholders	$4.97	$1.65
Weighted-average number of common units outstanding - basic	21,561,200	24,809,751
Weighted-average number of common units outstanding - diluted	28,920,258	51,390,972
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(in thousands)

	December 31,
	2021	2020
Net income	$132,578	$73,278
Other comprehensive income (loss), net of tax:
Gross unrealized gains on derivative financial instruments	182	—
Currency translation adjustments	(1,133)	1,816
Changes in pension liabilities and other post-retirement benefit obligations	41,797	(611)
Other comprehensive income	40,846	1,205
Comprehensive income	173,424	74,483
Comprehensive income attributable to noncontrolling interests	(1,170)	(603)
Comprehensive income attributable to common unitholders	$172,254	$73,880

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	(Loss) Income	Capital	Entities	Capital
Balance at December 31, 2019	37,670,992	(12,647,864)	$(198,781)	$654,249	$(191,422)	$462,827	$3,806	$466,633
Net income	—	—	—	72,675	—	72,675	603	73,278
Currency translation adjustments	—	—	—	—	1,816	1,816	—	1,816
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	(611)	(611)	—	(611)
Equity compensation - restricted units	166,447	—	—	887	—	887	—	887
Purchases of SPLP common units	—	(2,268,771)	(20,464)	(20,464)	—	(20,464)	—	(20,464)
Deconsolidation of API (see Note 6)	—	—	—	—	17,481	17,481	—	17,481
Other, net	—	—	—	(38)	87	49	153	202
Balance at December 31, 2020	37,837,439	(14,916,635)	(219,245)	707,309	(172,649)	534,660	4,562	539,222
Net income				131,408		131,408	1,170	132,578
Unrealized gains on available-for-sale securities					182	182		182
Currency translation adjustments					(1,133)	(1,133)		(1,133)
Changes in pension liabilities and post-retirement benefit obligations					41,797	41,797		41,797
Equity compensation - restricted units	(8,498)			1,462		1,462		1,462
Purchases of SPLP common units		(1,894,297)	(45,039)	(45,039)		(45,039)		(45,039)
Other, net						—	(21)	(21)
Balance at December 31, 2021	37,828,941	(16,810,932)	$(264,284)	$795,140	$(131,803)	$663,337	$5,711	$669,048

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$132,578	$73,278
Gain (loss) from discontinued operations	138	(10,199)
Net income from continuing operations	132,440	83,477

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	123	21,946
(Income) loss of associated companies, net of taxes	(15,664)	3,786
Realized and unrealized losses (gains) on securities, net	24,044	(25,643)
Gain on Sale of Edge business	(8,096)	—
Gain on sale of property, plant and equipment	(6,646)	—
Derivative gains on economic interests in loans	(4,862)	(5,657)
Deferred income taxes	72,798	22,058
Depreciation and amortization	60,521	65,333
Non-cash lease expense	10,237	9,012
Equity-based compensation	1,462	887
Goodwill impairment charges	—	1,100
Asset impairment charges	—	606
Other	(397)	(2,821)
Net change in operating assets and liabilities:
Trade and other receivables	(33,158)	8,725
Inventories	(48,344)	12,220
Prepaid expenses and other assets	(4,875)	(6,150)
Accounts payable, accrued and other liabilities	8,511	(16,005)
Net (increase) decrease in loans held for sale	(110,461)	138,361
Net cash provided by operating activities - continuing operations	77,633	311,235
Net cash provided by operating activities - discontinued operations	138	12,855
Total cash provided by operating activities	77,771	324,090
Cash flows from investing activities:
Purchases of investments	(50,074)	(14,365)
Proceeds from sales of investments	24,667	8,830
Proceeds from maturities of investments	11,916	35,063
Loan originations, net of collections	1,029,093	(1,904,843)
Proceeds from sales of loans	530,969	—
Purchases of property, plant and equipment	(52,326)	(23,226)
Proceeds from sale of property, plant and equipment	6,979	3,000
Proceeds from sale of Edge business	16,000	—
Acquisitions, net of cash acquired	—	(3,500)
Net cash provided by (used in) investing activities - continuing operations	1,517,224	(1,899,041)
Net cash used in investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	1,517,224	(1,899,041)
Cash flows from financing activities:
Net revolver borrowings (repayments)	119,703	(40,891)
Repayments of term loans	(182,832)	(14,208)
Purchases of the Company's common units	(45,039)	(20,464)
Net (decrease) increase in other borrowings	(1,753,478)	2,090,223
Distribution to preferred unitholders	(9,633)	(40,000)
Deferred finance charges	(2,712)	(1,474)
Net increase (decrease) in deposits	469,228	(399,058)
Net cash (used in) provided by financing activities - continuing operations	(1,404,763)	1,574,128
Net cash used in financing activities - discontinued operations	—	—
Net cash (used in) provided by financing activities	(1,404,763)	1,574,128
Net change for the period	190,232	(823)
Effect of exchange rate changes on cash and cash equivalents	(657)	(1,337)
Cash and cash equivalents at beginning of period	135,788	137,948
Cash and cash equivalents at end of period, including cash of discontinued operations	$325,363	$135,788
Less: Cash and cash equivalents of discontinued operations	—	—
Cash and cash equivalents at end of period	$325,363	$135,788

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts used in the Notes to Consolidated Financial Statements are in thousands, except common and preferred units, per common and preferred unit, share, per share data or as otherwise noted.

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of the Business

Steel Partners Holdings L.P. ("SPLP" or "Company") is a diversified global holding company that engages in multiple businesses through consolidated subsidiaries and other interests. It owns and operates businesses and has significant interests in various companies, including diversified industrial products, energy, banking, defense, supply chain management and logistics and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy and Financial Services, which are managed separately and offer different products and services. For additional details related to the Company's reportable segments see Note 22 - "Segment Information." Steel Partners Holdings GP Inc. ("SPH GP"), a Delaware corporation, is the general partner of SPLP and is wholly-owned by SPLP. The Company is managed by SP General Services LLC ("Manager"), pursuant to the terms of an amended and restated management agreement ("Management Agreement") discussed in further detail in Note 21 - "Related Party Transactions."

Impact of COVID-19

The ongoing COVID-19 pandemic (in particular, the emergence of new variants of the virus across the globe) has caused, and continues to cause, significant disruptions in the U.S. and global economies. For example, national and local governments in the United States and around the world continue to implement measures to prevent the spread of COVID-19 and its variants, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, quarantines, curfews, and recommendations to practice physical distancing. Such measures have restricted and continue to restrict individuals’ daily activities and curtail or cease many businesses’ normal operations.

As of the date of this filing, for the fiscal year ended December 31, 2021, the Company has not experienced any significant disruptions to its businesses as compared to the prior fiscal year. The Company experienced adverse impacts to its consolidated financial results for the fiscal year ended December 31, 2020. However, it has since seen improvements with respect to certain components of its financial statements, including a 16.3% increase in revenue, during the year ended December 31, 2021. Despite indications of economic recovery, the severity of the impact of the COVID-19 pandemic on the Company’s business in 2022 and beyond will depend on a number of uncertain factors and trends. Such factors and trends include, but not limited to: the duration and severity of the virus and its current variants; the emergence of new variant strains; the availability and widespread use of vaccines; the impact of the global business and economic environment on liquidity and the availability of capital; and governmental actions that have been taken, or may be taken in the future, to mitigate adverse economic or other impacts or to mitigate the spread of the virus and its variants. The Company continues to monitor for any developments or updates to COVID-19 guidelines from public health and governmental authorities, as well as the protection of the health and safety of its personnel, and is continuously working to ensure that its health and safety protocols, business continuity plans and crisis management protocols are in place to help mitigate any negative impacts of the COVID-19 pandemic on the Company’s employees, business or operations.

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

All references made to financial data in this Form 10-K are to the Company's continuing operations, unless specifically noted. See Note 6 - "Discontinued Operations" for additional information.

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
•Available-for-sale debt securities are reported at fair value, with unrealized gains and losses recognized in accumulated other comprehensive income or loss ("AOCI") as a separate component of SPLP's Partners' capital in both 2021 and 2020.
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

Trade Receivables and Allowance for Doubtful Accounts

The Company recognizes bad debt expense through an allowance account using estimates based primarily on management's evaluation of the financial condition of the customer, historical experience, credit quality, whether any amounts are currently past due, the length of time accounts may be past due, previous loss history and management's determination of a customer's current ability to pay its obligations. Trade receivable balances are charged off against the allowance when it is determined that the receivables will not be recovered, and payments subsequently received on such receivables are credited to recovery of accounts written off. The Company believes that the credit risk with respect to trade receivables is limited due to this credit evaluation process. As of December 31, 2021, the top 10 of the Company's largest customer balances accounted for 28% of the Company's trade receivables. The Company's allowance for doubtful accounts for trade receivables was $3,510 and $3,368 as of December 31, 2021 and 2020, respectively. The Company recorded charges of $747 to the allowance offset by recoveries of $605 for the year ended December 31, 2021 and charges of $1,258 to the allowance offset by recoveries of $468 for the year ended December 31, 2020.

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

Loans held for sale are carried at the lower of cost or estimated fair market value in the aggregate. A valuation allowance is recorded when cost exceeds fair value based on our determination at the time of reclassification and periodically thereafter. Gains and losses are recorded in noninterest income based on the difference between sales proceeds and carrying value and impairments from reductions in carrying value.

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

Goodwill and Other Intangible Assets, Net

Goodwill, which is not amortized, represents the difference between the purchase price and the fair value of identifiable net assets acquired in a business combination. Goodwill is tested for impairment at a reporting unit level, and all of the Company’s goodwill is assigned to its reporting units. Reporting units are determined based upon the Company’s organizational structure in place at the date of the goodwill impairment testing and are generally one level below the operating segment level. The Company reviews goodwill for impairment annually in the fourth quarter, and tests for impairment during the year if events occur or circumstances change that would indicate the carrying amount may be impaired. Examples of such events would include pertinent macroeconomic conditions, industry and market considerations, overall financial performance and other factors. An entity can choose between using a qualitative impairment test often referred to as “Step 0” or a quantitative impairment test often referred to as “Step 1”.

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

Indefinite-lived intangible assets, which are only within the Diversified Industrial segment, are tested for impairment at least annually, or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Companies can use the same two testing approaches for indefinite-lived intangibles as for goodwill. For 2021 and 2020, the Company utilized both the quantitative and qualitative approaches to assess its indefinite-lived intangible assets, and the results indicated no impairment.

Derivatives

The Company uses various hedging instruments to reduce the impact of changes in precious metal prices and the effect of foreign currency fluctuations. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging, these instruments are recorded as either fair value hedges, economic hedges, cash flow hedges or derivatives with no hedging designation.

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

Economic Hedges. As these derivatives are not designated as accounting hedges under ASC Topic 815, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market, and both realized and unrealized gains and losses are recorded in current period earnings in the Company's consolidated statements of operations. The economic hedges are associated primarily with the Company's precious metal inventory valued using the LIFO method.

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 19 - "Fair Value Measurements"). At December 31, 2021, outstanding derivatives mature within 3 to 5 years. Gains and losses resulting from changes in fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial Services revenue. Fair value represents the estimated amounts that WebBank would receive at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

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

Right of use ("ROU") assets represent the Company’s right to use an underlying asset during the reasonably certain lease term. Lease liabilities represent the Company's obligation to make payments over the life of the lease. A ROU asset and a lease liability are recognized at commencement of the lease based on the present value of the lease payments over the life of the lease. Since the interest rate implicit in a lease is generally not readily determinable, the Company uses an incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar lease term to obtain an asset of similar value. Our lease terms may include options to extend or terminate the lease when the Company is reasonably certain that we will exercise that option.

Initial direct costs are included as part of the ROU asset upon commencement of the lease. The Company has applied the practical expedient available for lessees in which lease and non-lease components are accounted for as a single lease component for all of our asset classes. An ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short-term leases), and the Company recognizes lease expense for these leases as incurred over the lease term.

Deferred Debt Issue Costs

Costs to issue debt are capitalized and deferred when incurred and subsequently amortized to interest expense over the expected life of the revolving credit facility. Deferred debt issuance costs for line-of-credit arrangements are presented in the Company's consolidated balance sheets in other assets.

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

For certain of the services that the Company's Diversified Industrial and Energy segments provide, the Company has determined that it has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company's performance completed to date, and therefore, the Company recognizes revenue in the amount to which the entity has a right to invoice when that amount corresponds directly with the value of the Company’s performance to date.

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

The Company has also entered into rebate agreements with certain customers. These programs are typically structured to incentivize the customers to increase their annual purchases from the Company. The rebates are usually calculated as a percentage of the purchase amount, and such percentages may increase as the customer's level of purchases rise. Rebates are recorded as a reduction of net sales in the Company's consolidated statements of operations. As of December 31, 2021 and 2020, accrued rebates payable totaled $15,432 and $13,294, respectively, and are included in Accrued liabilities on the Company's consolidated balance sheets.

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

Concentration of Revenue

No single customer accounted for 10% or more of the Company's consolidated revenues in 2021 or 2020.

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

Adoption of New Accounting Standards

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension and other post-retirement plans. The Company adopted ASU 2018-14 on December 31, 2021 and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

The following table presents the Company's revenues disaggregated by geography for the years ended December 31, 2021 and 2020. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Year Ended December 31,
	2021	2020
United States	$1,434,622	$1,229,406
Foreign	90,274	81,230
Total revenue	$1,524,896	$1,310,636

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections result in billed trade receivables, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheets. The balances of contract assets as of December 31, 2021 and 2020 were $12,014 and $17,119, respectively. As of December 31, 2021 and 2020, the Company's return assets account was not material.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts that are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheets based on the timing of when the Company expects to recognize revenue.

Contract Liabilities
Balance at December 31, 2020	$7,707
Deferral of revenue	8,977
Recognition of unearned revenue	(13,288)
Balance at December 31, 2021	$3,396

Balance at December 31, 2019	6,737
Deferral of revenue	15,466
Recognition of unearned revenue	(14,496)
Balance at December 31, 2020	$7,707

4. LEASES

The Company has operating and finance leases for operating plants, warehouses, corporate offices, housing facilities, vehicles and equipment. The Company's leases have remaining lease terms of up to 19 years.

The components of lease cost are as follows:

	Year Ended December 31,
	2021	2020
Operating lease cost	$10,446	$10,249
Short-term lease cost	$632	$453

Finance lease cost:
Amortization of right-of-use assets	$1,323	$1,256
Interest on lease liabilities	256	322
Total finance lease cost	$1,579	$1,578

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,296	$10,204
Operating cash flows from finance leases	$256	$321
Financing cash flows from finance leases	$1,766	$1,660
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$20,340	$6,784
Finance leases	$239	$64

Supplemental balance sheet information related to leases is as follows:

	December 31, 2021	December 31, 2020	Location on Consolidated Balance Sheet
Operating leases
Operating lease right-of-use assets	$36,636	$29,715	Operating lease right-of-use assets

Current operating lease liabilities	$9,364	$8,936	Other current liabilities
Non-current operating lease liabilities	27,511	21,845	Long-term operating lease liabilities
Total operating lease liabilities	$36,875	$30,781

Finance leases
Finance lease assets	$6,688	$7,575	Property, plant and equipment, net

Current finance lease liabilities	$590	$623	Other current liabilities
Non-current finance lease liabilities	3,661	5,177	Other non-current liabilities
Total finance lease liabilities	$4,251	$5,800

	Year Ended December 31,
	2021	2020
Weighted-average remaining lease term (years)
Operating leases	6.25 years	5.38 years
Finance leases	3.41 years	4.31 years
Weighted-average discount rate
Operating leases	3.35%	4.29%
Finance leases	4.15%	4.20%

Maturities of lease liabilities, as of December 31, 2021, are as follows:

	Operating Leases	Finance Leases
2022	$10,235	$1,826
2023	7,566	1,782
2024	5,724	1,273
2025	4,550	575
2026	3,187	234
Thereafter	9,739	—
Total lease payments	41,001	5,690

Present value of current lease liabilities	9,364	590
Present value of long-term lease liabilities	27,511	3,661
Total present value of lease liabilities	36,875	4,251

Difference between undiscounted cash flows and discounted cash flows	$4,126	$1,439

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

Divestiture

On January 31, 2021, the Company completed the sale of its Edge business for a sales price of $16,000. The Company recognized a pre-tax gain of $8,096 which is presented in Other income, net in the consolidated statement of operations during the year ended December 31, 2021. Edge provided roofing edge products and components utilized in the securement of perimeter roof edges and was part of the Company's OMG business in the Diversified Industrial segment. Edge recognized net sales of $17,534 and operating income of $1,250 for the year ended December 31, 2020.

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

The components of Net gain (loss) from discontinued operations, net of taxes in the accompanying consolidated statements of operations are:

	Year Ended December 31,
	2021	2020
Income (loss) from operations of discontinued operation	$182	$(2,808)
Gain upon initial deconsolidation of API	—	30,515
Loss from change in guarantee liability	—	(51,138)
Tax (provision) benefit from loss on discontinued operations	(44)	13,232
Net gain (loss) from discontinued operations, net of taxes	$138	$(10,199)

The gain upon initial deconsolidation of $30,515 is based primarily on the Company's carrying value of API's assets, liabilities and accumulated other comprehensive loss at the time of deconsolidation. All amounts associated with API have been removed from the Company's financial statements and footnotes, and reported in discontinued operations as described herein.

The following represents the detail of Income (loss) from discontinued operations, net of taxes in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2021	2020
Revenue	$—	$6,388
Costs and expenses:
Cost of goods sold	—	6,085
Selling, general and administrative expenses	(182)	2,726
Other expenses, net	—	385
Total costs and expenses	(182)	9,196
Income (loss) before income taxes	182	(2,808)
Income tax provision	(44)	—
Income (loss) from discontinued operations, net of taxes	$138	$(2,808)

7. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classifications of Loans receivable, including loans held for sale, held by WebBank at December 31, 2021 and 2020 are as follows:

	Total				Current		Non-current
	December 31, 2021	%	December 31, 2020	%	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Loans held for sale	$198,632		$88,171		$198,632	$88,171	$—	$—

Commercial real estate loans	$663	—%	$672	—%	—	—	663	$672
Commercial and industrial	779,536	91%	2,279,672	94%	293,965	221,469	485,571	2,058,203
Consumer loans	76,067	9%	147,652	6%	50,857	23,510	25,210	124,142
Total loans	856,266	100%	2,427,996	100%	344,822	244,979	511,444	2,183,017
Less:
Allowance for loan losses	(13,925)		(27,059)		(13,925)	(27,059)	—	—
Total loans receivable, net	$842,341		$2,400,937		330,897	217,920	511,444	2,183,017
Loans receivable, including loans held for sale (a)					$529,529	$306,091	$511,444	$2,183,017
(a)    The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, was $1,041,459 and $2,498,218 at December 31, 2021 and 2020, respectively.

Loans with a carrying value of approximately $167,437 and $15,849 were pledged as collateral for potential borrowings at December 31, 2021 and 2020, respectively. WebBank serviced $2,780 and $2,828 in loans for others at December 31, 2021 and 2020, respectively.

WebBank sold loans classified as loans held for sale of $10,239,741 and $11,361,131 during the year ended December 31, 2021 and 2020, respectively. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of consumer and small business loans. Amounts added to loans held for sale during the same periods were $10,371,109 and $11,231,167, respectively.

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
•Value of underlying collateral

Changes in the level of the ALLL reflect changes in these factors. The magnitude of the impact of each of these factors on the qualitative assessment of the ALLL changes from quarter to quarter according to the extent these factors are already reflected in historic loss rates and according to the extent these factors diverge from one another. Also considered is the uncertainty inherent in the estimation process when evaluating the ALLL. WebBank's ALLL decreased $13,134, or 49%, during the year ended December 31, 2021, as compared to the year ended December 31, 2020. The decrease in the ALLL during the year ended December 31, 2021 was driven by lower held-to-maturity ("HTM") loan balances, partially offset by an increase due to COVID-19 related qualitative and environmental factors. WebBank continues to monitor the impact of COVID-19 on its loan portfolio and anticipates potential future economic disruption associated with the COVID-19 pandemic. The Company believes there remains a potential for negative impact on the macro-economy that may cause estimated credit losses to materially differ from historical loss experience.

Changes in the ALLL are summarized as follows:

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2019	$24	$10,920	$25,738	$36,682
Charge-offs	—	(14,250)	(21,042)	(35,292)
Recoveries	22	1,313	2,388	3,723
Provision	(24)	11,310	10,660	21,946
December 31, 2020	22	9,293	17,744	27,059
Charge-offs	—	(8,101)	(9,205)	(17,306)
Recoveries	27	2,532	1,490	4,049
Provision	(26)	5,481	(5,332)	123
December 31, 2021	$23	$9,205	$4,697	$13,925

The ALLL and outstanding loan balances according to the Company's impairment method are summarized as follows:

December 31, 2021	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$9	$152	$—	$161
Collectively evaluated for impairment	14	9,053	4,697	13,764
Total	$23	$9,205	$4,697	$13,925
Outstanding loan balances:
Individually evaluated for impairment	$9	$2,079	$—	$2,088
Collectively evaluated for impairment	654	777,457	76,067	854,178
Total	$663	$779,536	$76,067	$856,266

December 31, 2020	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$10	$129	$—	$139
Collectively evaluated for impairment	12	9,164	17,744	26,920
Total	$22	$9,293	$17,744	$27,059
Outstanding loan balances:
Individually evaluated for impairment	$10	$1,283	$—	$1,293
Collectively evaluated for impairment	662	2,278,389	147,652	2,426,703
Total	$672	$2,279,672	$147,652	$2,427,996

Nonaccrual and Past Due Loans

Commercial and industrial loans past due 90 days or more and still accruing interest were $3,037 and $7,369 at December 31, 2021 and 2020, respectively. Consumer loans past due 90 days or more and still accruing interest were $460 and $1,332 at December 31, 2021 and 2020, respectively. The Company did not have any nonaccrual loans at December 31, 2021 or 2020.

Past due loans (accruing and nonaccruing) are summarized as follows:

December 31, 2021	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$663	$—	$—	$—	$663	$—	$—
Commercial and industrial	772,157	4,342	3,037	7,379	779,536	3,037	—
Consumer loans	74,292	1,315	460	1,775	76,067	460	—
Total loans	$847,112	$5,657	$3,497	$9,154	$856,266	$3,497	$—

December 31, 2020	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$672	$—	$—	$—	$672	$—	$—
Commercial and industrial	2,265,150	7,153	7,369	14,522	2,279,672	7,369	—
Consumer loans	142,418	3,902	1,332	5,234	147,652	1,332	—
Total loans	$2,408,240	$11,055	$8,701	$19,756	$2,427,996	$8,701	$—
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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

December 31, 2021	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$654	$—	$9	$—	$663
Commercial and industrial	308,443	465,333	3,681	2,079	—	779,536
Consumer loans	76,067	—	—	—	—	76,067
Total loans	$384,510	$465,987	$3,681	$2,088	$—	$856,266

December 31, 2020	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$662	$—	$10	$—	$672
Commercial and industrial	194,338	2,080,623	3,428	1,283	—	2,279,672
Consumer loans	147,652	—	—	—	—	147,652
Total loans	$341,990	$2,081,285	$3,428	$1,293	$—	$2,427,996

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. When loans are impaired, an estimate of the amount of the balance that is impaired is made. A specific reserve is assigned to the loan based on the estimated present value of the loan's future cash flows discounted at the loan's effective interest rate, the observable market price of the loan or the fair value of the loan's underlying collateral less the cost to sell. When the impairment is based on the fair value of the loan's underlying collateral, the portion of the balance that is impaired is charged off, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, in accordance with the contractual loan agreement. WebBank recognized $135 and $72 on impaired loans for the years ended December 31, 2021 and 2020, respectively. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. Payments are recognized when cash is received. Information on impaired loans is summarized as follows:

		Recorded Investment
December 31, 2021	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$9	$—	$9	$9	$9	$10
Commercial and industrial	2,079	—	2,079	2,079	152	2,468
Total loans	$2,088	$—	$2,088	$2,088	$161	$2,478

		Recorded Investment
December 31, 2020	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$10	$—	$10	$10	$10	$11
Commercial and industrial	1,283	—	1,283	1,283	129	2,319
Total loans	$1,293	$—	$1,293	$1,293	$139	$2,330

During the year ended December 31, 2021, WebBank issued loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), primarily with one of its lending partners, authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The loans were funded by the PPP Liquidity Facility, have terms of between two and five years, and their repayment is guaranteed by the SBA. Payments by borrowers on the loans can begin up to 16 months after the note date, and interest will continue to accrue during the 16-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. The PPP loans are included in Commercial and industrial loans in the tables above. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan. The timing of loan forgiveness is uncertain at this time, but borrower forgiveness applications and SBA processing is expected to continue over the next several quarters.

As of December 31, 2021, the total PPP loans and associated liabilities were $328,713 and $333,963, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of December 31, 2021. As of December 31, 2020, the total PPP loans and associated liabilities were $2,047,769 and $2,090,223, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of December 31, 2020. The Bank has received forgiveness payments from the SBA, sold, and received payments from borrowers of $2,765,571 comprising 89.3% of its PPP portfolio during the fiscal year ended December 31, 2021.

The Company is offering loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with the interagency statement issued by the federal banking agencies provides that loan modifications made in response to COVID-19 do not need to be accounted for as a troubled debt restructuring ("TDR"). Accordingly, the Company does not account for such loan modifications as TDRs. The Company's loan modifications allow for payment deferrals, payment reduction, settlements amongst others. At December 31, 2021, the Company had granted loan modifications on $6,622 of loans. The program is ongoing and additional loans continue to be granted modifications. The Company granted approximately $6,718 short–term deferments on loan balances of $6,622, which represent 0.77% of total loan balances as of December 31, 2021. These loan modifications are not classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms.

8. INVENTORIES, NET

A summary of Inventories, net is as follows:

	December 31, 2021	December 31, 2020
Finished products	$48,801	$41,894
In-process	37,024	24,590
Raw materials	62,207	39,613
Fine and fabricated precious metal in various stages of completion	37,707	34,269
	185,739	140,366
LIFO reserve	(1,468)	(3,280)
Total	$184,271	$137,086

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, the Company purchases, maintains and utilizes precious metal inventory. The Company records certain precious metal inventory at the lower of LIFO cost or market value, with any adjustments recorded through Cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

The Company obtains certain precious metals under a fee consignment agreement. As of December 31, 2021 and 2020, the Company had approximately $30,751 and $25,919, respectively, of precious metals, principally silver, under consignment, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount recorded in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

The Company continues to monitor the impact of COVID-19 on our customers and our inventory levels and related reserves.

	December 31, 2021	December 31, 2020
Supplemental inventory information:
Precious metals stated at LIFO cost	$3,409	$4,956
Precious metals stated under non-LIFO cost methods, primarily at fair value	$32,830	$26,033
Market value per ounce: (in whole dollars)
Silver	$23.32	$26.28
Gold	$1,827.90	$1,891.70
Palladium	$1,915.07	$2,448.54

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying amount of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Financial Services	Corporate and Other	Total
Balance at December 31, 2020:
Gross goodwill	$183,181	$67,143	$6,515	$81	$256,920
Accumulated impairments	(41,278)	(64,790)	—	—	(106,068)
Net goodwill	141,903	2,353	6,515	81	150,852
Divestitures (a)	(2,813)	—	—	—	(2,813)
Currency translation adjustments	(21)	—	—	—	(21)
Balance at December 31, 2021:
Gross goodwill	180,347	67,143	6,515	81	254,086
Accumulated impairments	(41,278)	(64,790)	—	—	(106,068)
Net goodwill	$139,069	$2,353	$6,515	$81	$148,018
(a)    Related to the divestiture of Edge. See Note 5 - "Acquisitions and Divestitures."

	Diversified Industrial	Energy	Financial Services	Corporate and Other	Total
Balance at December 31, 2019:
Gross goodwill	$180,855	$67,143	$6,515	$81	$254,594
Accumulated impairments	(40,178)	(64,790)	—	—	(104,968)
Net goodwill	140,677	2,353	6,515	81	149,626
Acquisitions (a)	2,300	—	—	—	2,300
Impairments	(1,100)	—	—	—	(1,100)
Currency translation adjustments	26	—	—	—	26
Balance at December 31, 2020:
Gross goodwill	183,181	67,143	6,515	81	256,920
Accumulated impairments	(41,278)	(64,790)	—	—	(106,068)
Net goodwill	$141,903	$2,353	$6,515	$81	$150,852
(a)    Related to the acquisition of Metallon. See Note 5 - "Acquisitions and Divestitures."

For 2021, the Company utilized a qualitative approach for all of its reporting units, except for the Performance Materials and Electrical Products reporting units within the Diversified Industrial segment. The annual impairment test did not result in an impairment to goodwill for any of the reporting units. Based on its qualitative assessment, the Company does not believe that it is more likely than not that the fair value of any of its reporting units tested under this approach is less than its respective carrying values. The Company performed a quantitative assessment of goodwill associated with its Performance Materials and Electrical Products reporting units due to declines in market conditions as a result of the COVID-19 pandemic. The assessment was based on a combination of income and market approaches to estimate the fair value of the reporting units, which indicated that the fair values of the reporting units exceeded their respective carrying values. Significant assumptions used in the discounted cash flow analyses included expected future earnings and cash flows, which are based on management's current expectations, as well as the related risk-adjusted discount rate used to estimate fair value. There were no goodwill impairment charges recorded as a result of these assessments. It is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets are impaired. At December 31, 2021, the goodwill related to the Electrical Products reporting unit is at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to further economic downturns, decreased customer demand for Electrical Products' services, or an inability to execute management’s business strategies. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods. As of December 31, 2021 the Performance Materials reporting unit's fair value exceeded its net book value by greater than 20%. As of December 31, 2021, the Electrical Products reporting unit's fair value exceeded its net book value by 15% and the Electrical Products' reporting unit had goodwill of $46,445.

During the fourth quarter of 2021, the Company changed the date of its annual impairment test of goodwill from October 1 to December 1 to align with the Company’s annual strategic planning process. This change does not represent a material change to our method of applying an accounting principle, and therefore does not delay, accelerate or avoid an impairment charge. The change in annual impairment test date has been prospectively applied beginning December 1, 2021. Based on our assessment as of December 1, 2021, there was no indication of impairment.

In connection with the Company's 2020 annual goodwill impairment test and as a result of declines in customer demand in the Performance Materials reporting unit, which is included in the Diversified Industrial segment, the Company determined its fair value was less than its carrying value. The Company partially impaired the Performance Materials reporting units' goodwill and recorded a $1,100 charge in Goodwill impairment charges in the accompanying consolidated statement of operations for the year ended December 31, 2020. The fair value of the Performance Materials reporting unit was determined using a discounted cash flow model (a form of the income approach) with consideration of market comparisons. The discounted cash flow model used the Company's projections, which are subject to various risks and uncertainties associated with its forecasted revenue, expenses and cash flows, as well as the expected impact on its business from the COVID-19 pandemic. The Company's significant assumptions in the analysis include, but are not limited to, future cash flow projections, the weighted- average cost of capital, the terminal growth rate and the tax rate. The Company's estimates of future cash flows are based on the current economic environment, recent operating results and planned business strategies. These estimates could be negatively affected by changes in regulations, further economic downturns, decreased customer demand for Performance Materials' products or an inability to execute its business strategies. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates.

A summary of Other intangible assets, net is as follows:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$212,589	$134,876	$77,713	$213,984	$122,785	$91,199
Trademarks, trade names and brand names	50,477	21,516	28,961	51,189	20,209	30,980
Developed technology, patents and patent applications	32,554	21,519	11,035	32,319	19,724	12,595
Other	18,766	16,645	2,121	18,777	14,970	3,807
Total	$314,386	$194,556	$119,830	$316,269	$177,688	$138,581

Trademarks with indefinite lives as of December 31, 2021 and 2020 were $11,726 and $11,405, respectively. Amortization expense related to intangible assets was $18,466 and $20,750 for the years ended December 31, 2021 and 2020, respectively. The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Year Ending December 31,
	2022	2023	2024	2025	2026	Thereafter
Estimated amortization expense	$16,288	$15,504	$14,818	$13,374	$11,333	$36,787

As a result of COVID-19 related declines in the Company's youth sports business within the Energy segment, intangible assets of $606, primarily customer relationships, were fully impaired during 2020. The impairment is included in Asset impairment charges in the accompanying statement of operations for the year ended December 31, 2020.

10. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	December 31, 2021	December 31, 2020
Land	$20,196	$15,888
Buildings and improvements	96,425	83,709
Machinery, equipment and other	441,467	427,733
Construction in progress	17,050	9,864
	575,138	537,194
Accumulated depreciation	(340,162)	(308,202)
Property, plant and equipment, net	$234,976	$228,992

Depreciation expense was $42,055 and $44,583 for the years ended December 31, 2021 and 2020, respectively.

In March 2021, the Joining Materials business sold an idle facility in Toronto, Canada for $6,979. The Company recognized a gain on the sale of the idle facility of $6,646 in Other income, net during the year ended December 31, 2021.

11. INVESTMENTS

Short-Term Investments

The Company's short-term investments primarily consist of its marketable securities portfolio. The classification of marketable securities as a current asset is based on the intended holding period and realizability of the investments. There were no short-term investments as of December 31, 2021. The investments are carried at fair value and totaled $106 as of December 31, 2020.

Long-Term Investments

The following table summarizes the Company's long-term investments as of December 31, 2021 and 2020:

	Ownership %		Long-Term Investments Balance
	December 31,		December 31,
	2021	2020	2021	2020
Aerojet Rocketdyne Holdings, Inc. (a)	4.9%	5.1%	184,678	208,758
Other long-term investments			1,850	2,230
Steel Connect, Inc. ("STCN") convertible note (b)			14,841	14,258
STCN preferred stock (c)			34,255	32,832
STCN common stock	30.1%	29.0%	25,456	14,309
Aviat Networks, Inc. ("Aviat") common stock (d)	—%	10.1%	—	18,910
Total			$261,080	$291,297
(a)    Gross unrealized gains for Aerojet Rocketdyne Holdings, Inc. ("Aerojet") totaled $173,567 and $197,646 at December 31, 2021 and 2020, respectively. In December 2020, Aerojet's Board of Directors declared a one-time cash dividend of $5.00 per share (the "Pre-Closing Dividend") which was paid on March 24, 2021 to the holders of Aerojet's shares as of the close of business on March 10, 2021. During the year ended December 31, 2021, the Company recognized the $19,740 Aerojet one-time dividend in Other income, net.
(b)    Represents investment in STCN convertible note, which the Company accounts for under the fair value option with changes in fair value recognized in the Company's consolidated statements of operations. The Company entered into a convertible note with STCN ("STCN Note") on February 28, 2019, which matures on March 1, 2024. The cost basis of the STCN Note totaled $14,943 as of both December 31, 2021 and 2020. The STCN Note is convertible into shares of STCN's common stock at an initial conversion rate of 421.2655 shares of common stock per $1,000 principal amount of the STCN Note (which is equivalent to an initial conversion price of approximately $2.37 per share), subject to adjustment upon the occurrence of certain events. The STCN Note, if converted as of December 31, 2021, when combined with STCN common and preferred shares, also if converted, owned by the Company, would result in the Company having a direct interest of approximately 50.0% of STCN's outstanding shares.
(c)    Represents investment in shares of STCN preferred stock which the Company accounts for under the fair value option with changes in fair value recognized in the Company's consolidated statements of operations. The investment in STCN preferred stock had a cost basis of $35,688 as of both December 31, 2021 and 2020. Each share of preferred stock can be converted into shares of STCN's common stock at an initial conversion price equal to $1.96 per share, subject to adjustment upon the occurrence of certain events.
(d)    During the three months ended March 31, 2021, the Company sold its remaining ownership interest in Aviat for total proceeds of approximately $24,100.

	(Income) Loss of Associated Companies, Net of Taxes
	Year Ended December 31,
	2021	2020
STCN convertible notes	$(583)	$(2,418)
STCN preferred stock	(1,374)	6,401
STCN common stock	(9,786)	10,747
Aviat common stock	(3,921)	(10,485)
Other equity method investments	—	(459)
Total	$(15,664)	$3,786

The amount of unrealized gains (losses) that relate to equity securities still held as of December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
Net (losses) gains recognized during the period on equity securities	$(24,044)	$25,643
Less: Net gains (losses) recognized during the period on equity securities sold during the period	44	(1,102)
Unrealized (losses) gains recognized during the period on equity securities still held at the end of the period	$(24,088)	$26,745

Equity Method Investments

The Company's investments in associated companies are accounted for under the equity method of accounting using the fair value option. Associated companies are included in Corporate and Other. As of December 31, 2021, the Company's investment in associated companies was comprised of its investment in STCN.

STCN is a publicly-traded diversified holding company with two wholly-owned subsidiaries, IWCO Direct Holdings, Inc. ("IWCO") and ModusLink Corporation ("ModusLink"). IWCO delivers data-driven marketing solutions for its customers that offer a full range of services including strategy, creative and execution for omnichannel marketing campaigns, along with postal logistics programs for direct mail. ModusLink is a supply chain business process management company serving clients in markets such as consumer electronics, communications, computing, medical devices, software and retail (see Note 25 - "Subsequent Events".)

The following summary statement of operations amounts are for STCN as of and for its fiscal years ended July 31, 2021 and 2020, which are STCN's nearest corresponding full fiscal years to the Company's fiscal years ended December 31, 2021 and 2020, respectively:

	Year Ended July 31,
	2021	2020
Summary operating results:
Revenue	$613,766	$782,813
Gross profit	$129,613	$162,959
(Loss) income from continuing operations	$(12,831)	$32,443
Net loss	$(44,391)	$(5,284)

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

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$54,932	$225	$55,157	$54,932

Contractual maturities within:
One year to five years				42,218
Five years to ten years				11,199
After ten years				1,515
Total				$54,932

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$16,868	$109	$16,977	$16,868

Contractual maturities within:
One year to five years				7,563
Five years to ten years				7,193
After ten years				2,112
Total				$16,868

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

12. DEPOSITS

A summary of WebBank deposits is as follows:

	December 31, 2021	December 31, 2020
Time deposits year of maturity:
2020	$—	$—
2021	—	138,021
2022	246,291	51,848
2023	224,150	15,094
2024	153,585	3,324
2025	—	—
Total time deposits	624,026	208,287
Savings deposits	200,861	147,372
Total deposits (a)	$824,887	$355,659
Current	$447,152	$285,393
Long-term	377,735	70,266
Total deposits	$824,887	$355,659
(a)    WebBank has $3,164 of time deposits with balances greater than $250. The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of deposits was $827,073 and $357,616 at December 31, 2021 and 2020, respectively.

13. DEBT

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	December 31, 2021	December 31, 2020
Short-term debt:
Domestic	—	—
Foreign	$100	$397
Short-term debt	100	397
Long-term debt:
Credit Agreement	269,850	332,350
Other debt - foreign	—	230
Other debt - domestic	1,071	1,173
Subtotal	270,921	333,753
Less portion due within one year	1,071	10,361
Long-term debt	269,850	323,392
Total debt	$271,021	$334,150

Long-term debt as of December 31, 2021 matures in each of the next five years as follows:

	Total	2022	2023	2024	2025	2026	Thereafter
Long-term debt (a)	$270,921	$1,071	$—	$—	$—	$269,850	$—
(a)     As of December 31, 2021, long term debt of $1,071 is expected to mature over the following twelve months.

On December 29, 2021, SPH Group Holdings LLC, Steel Excel Inc. and iGo, Inc. (collectively, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, amended and restated in its entirety that certain Credit Agreement, dated as of November 14, 2017 (the “Prior Credit Agreement”), with an amended and restated credit agreement (the “New Credit Agreement”), with PNC Bank, National Association, in its capacity as administrative agent, the Lenders party thereto, and certain of the Borrowers’ affiliates in their capacities as guarantors (the “Guarantors” and, together with the Borrowers, the “Loan Parties”). The New Credit Agreement provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the “Revolving Credit Loans”), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The New Credit Agreement permits the Borrowers, under certain circumstances, to increase the aggregate principal amount of revolving credit commitments under the New Credit Agreement by $300,000 plus additional amounts so long as the Leverage Ratio would not exceed 3.50:1.

The New Credit Agreement has a five-year term. Borrowings under the New Credit Agreement are collateralized by substantially all the assets of the Borrowers and the Guarantors and a pledge of all of the issued and outstanding shares of capital stock of each Loan Party’s subsidiaries and are fully guaranteed by the Guarantors. Borrowings bear interest, at annual rates of either Base Rate, SOFR Rate or Term RFR, at the Borrowers’ option, plus an applicable margin, as set forth in the New Credit Agreement. The New Credit Agreement also provides for a commitment fee to be paid on unused borrowings.

The New Credit Agreement also contains financial covenants, including: (i) a Leverage Ratio not to exceed 4.25 to 1.00 for quarterly periods as of the end of each fiscal quarter; provided, however, that notwithstanding the foregoing, following a Material Acquisition, Borrowers shall not permit the Leverage Ratio, calculated as of the end of each of the four (4) fiscal quarters immediately following such Material Acquisition (which, for the avoidance of doubt, shall commence with the fiscal quarter in which such Material Acquisition is consummated), to exceed 4.50 to 1.00 and (ii) an Interest Coverage Ratio, calculated as of the end of each fiscal quarter, not less than 3.00 to 1.00. The New Credit Agreement also contains standard representations, warranties and covenants for a transaction of this nature, including, among other things, covenants relating to: (i) financial reporting and notification; (ii) payment of obligations; (iii) compliance with law; (iv) maintenance of insurance; and (v) maintenance of properties. As of December 31, 2021 the Company was in compliance with all financial covenants under the New Credit Agreement. The Company believes it will remain in compliance with the New Credit Agreements covenants for the next twelve months.

The weighted average interest rate on the New Credit Agreement was 1.44% at December 31, 2021. As of December 31, 2021, letters of credit totaling $9,151 had been issued under the New Credit Agreement. The primary use of the Company's letters of credit are to support the performance and financial obligations for environmental matters, insurance programs and real estate leases. The New Credit Agreement permits the Company to borrow for the dividends on its preferred units, pension contributions, investments, acquisitions and other general corporate expenses. Based on financial results as of

December 31, 2021, the Company's total availability under the New Credit Agreement, which is based upon Consolidated Adjusted EBITDA and certain covenants as described in the New Credit Agreement, was approximately $321,000 as of December 31, 2021. The Company paid financing costs of approximately $2,712 associated with the issuance of the New Credit Agreement and carried over deferred financing costs from the Prior Credit Agreement of approximately $1,041, resulting in total deferred financing costs of approximately $3,753 as of December 31, 2021 and which the Company is are amortizing over the term of the New Credit Agreement.

14. FINANCIAL INSTRUMENTS

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 19 - "Fair Value Measurements"). As of December 31, 2021, outstanding derivatives mature within 3 to 5 years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial Services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Precious Metal and Commodity Inventories

As of December 31, 2021, the Company had the following outstanding forward contracts with settlement dates through January 2022. There were no futures contracts outstanding as of December 31, 2021.

Commodity	Amount (in whole units)	Notional Value
Silver	47,396 ounces	$1,058
Gold	389 ounces	$688
Palladium	1,680 ounces	$2,922
Copper	380,000 pounds	$1,652
Tin	36 metric tons	$1,402

Fair Value Hedges: Certain forward contracts are accounted for as fair value hedges under ASC Topic 815 for the Company's precious metal inventory carried at fair value. These contracts hedge, 25,350 ounces (in whole units) of silver and a majority of the Company's pounds of copper. The fair value of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net changes in fair value of the derivative assets and liabilities, and the changes in the fair value of the underlying hedged inventory, are recognized in the Company's consolidated statements of operations, and such amounts principally offset each other due to the effectiveness of the hedges.

Economic Hedges: The remaining outstanding forward contracts for silver, and all the contracts for gold, palladium and tin, are accounted for as economic hedges. As these derivatives are not designated as accounting hedges under ASC Topic 815, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market with gains and losses recorded in earnings in the Company's consolidated statements of operations. The economic hedges are associated primarily with the Company's precious metal inventory valued using the LIFO method.

The forward contracts were made with a counterparty rated Aa2 by Moody's. Accordingly, the Company has determined that there is minimal credit risk of default. Management evaluated counterparty risk and believes that there is minimal credit risk of default. The Company estimates the fair value of its derivative contracts based on the counterparty's statement. The Company maintains collateral on account with the third-party broker which varies in amount depending on the value of open contracts and the current market price.

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets are as follows:

	Fair Value of Derivative Assets (Liabilities)
	December 31, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as ASC Topic 815 hedges
Commodity contracts	Accrued liabilities	$(53)	Accrued liabilities	$(6)
Derivatives not designated as ASC Topic 815 hedges
Commodity contracts	Accrued liabilities	$(349)	Accrued liabilities	$(163)
Economic interests in loans	Other non-current assets	$6,483	Other non-current assets	$11,599

The effects of fair value and cash flow hedge accounting in the consolidated statements of operations for the years ended December 31, 2021 and 2020 are not material.

The effects of derivatives not designated as ASC Topic 815 hedging instruments in the consolidated statements of operations for the years ended December 31, 2021 and 2020 are as follows:

		Amount of Gain (Loss) Recognized in Income
		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	2021	2020
Commodity contracts	Other income (expense), net	$(203)	$(1,782)
Foreign exchange forward contracts	Revenue/Cost of goods sold	—	—
Economic interests in loans	Financial Services Revenue	4,862	5,657
Total derivatives		$4,659	$3,875

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

As of December 31, 2021 and 2020, WebBank's undisbursed loan commitments totaled $218,090 and $170,611, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

15. PENSION AND OTHER POST-RETIREMENT BENEFITS

The Company's significant pension plans include three defined benefit pension plans. The WHX & API Foils Pension Plan ("WHX & API Plan") and the WHX Pension Plan II ("WHX II Plan") are both sponsored by the Company's subsidiary, Handy & Harman Ltd. ("HNH"). HNH's subsidiary, JPS Industries Holdings LLC ("JPS"), sponsors the Retirement Pension Plan for Employees of JPS Industries Holdings LLC ("JPS Pension Plan"). All future benefit accruals under the WHX & API Plan, WHX II Plan, and JPS Pension Plan were frozen as of December 31, 2015, or such earlier effective dates as were applicable to each respective group. The Company's other pension and post-retirement benefit plans are not significant individually or in the aggregate.

Immediately prior to December 31, 2020, HNH sponsored the WHX Pension Plan ("WHX Plan") and Steel Excel, Inc. ("Steel Excel") sponsored the API Foils North America Pension Plan (the "API Plan"), which such plans were maintained as separate defined benefit pension plans within the Company's controlled group. Effective December 31, 2020, the WHX Plan was merged with and into the API Plan, and all participants of both former plans are now participants of the merged plan. The resulting merged plan was renamed the WHX & API Foils Pension Plan ("WHX & API Plan"), and the plan sponsor of that surviving merged plan remained Steel Excel. Effective April 1, 2021, Steel Excel relinquished its role as the plan sponsor of the WHX & API Plan and such role was transferred to HNH, which assumed plan sponsorship of the WHX & API Plan.

Net actuarial losses are being amortized over the average future lifetime of the participants for the WHX & API Plan and the WHX Pension Plan II, which is expected to be approximately 16 years and 13 years, respectively. The JPS Plan's net actuarial losses are also amortized over the average future lifetime of that plan's population. The Company believes that use of the future lifetime of the participants is appropriate because the plans are inactive.

The following table presents the components of net pension (income) expense for the Company's pension plans:

	Year Ended December 31,
	2021	2020
Interest cost	$7,516	$13,282
Expected return on plan assets	(25,288)	(21,585)
Amortization of actuarial loss and prior service credit	11,804	11,479
Settlement	1,863	336
Total	$(4,105)	$3,512

Pension (income) expense is included in Selling, general and administrative expenses in the consolidated statements of operations.

Effective December 31, 2021, the Company entered into an agreement to convert a participating deposit administration group annuity contract to a fully settled contract for certain retirees in the JPS Pension Plan resulting in a settlement charge of $1,863 for the year ended December 31, 2021.

Actuarial assumptions used to develop the components of pension expense were as follows:

	Year Ended December 31,
	2021	2020
Weighted-average discount rate	2.15%	3.04%
Weighted-average expected long-term rate of return on plan assets	6.50%	6.50%

Summarized below is a reconciliation of the funded status for the Company's qualified defined benefit pension plans:

	December 31,
	2021	2020
Change in benefit obligation:
Benefit obligation at January 1	$541,908	$529,846
Interest cost	7,516	13,282
Actuarial (gain) loss	(15,199)	39,824
Settlement	(12,257)	—
Benefits paid	(37,938)	(41,044)
Benefit obligation at December 31	484,030	541,908
Change in plan assets:
Fair value of plan assets at January 1	362,627	345,707
Actual returns on plan assets	51,729	49,496
Benefits paid	(37,938)	(41,044)
Company contributions	41,443	8,468
Settlement	(12,257)	—
Fair value of plan assets at December 31	405,604	362,627
Funded status	$(78,426)	$(179,281)
Amounts recognized on the consolidated balance sheets:
Non-current liability	$(78,426)	$(179,281)
Total	$(78,426)	$(179,281)

The table below summarizes the weighted-average assumptions used to determine benefit obligations:

	Year Ended December 31,
	2021	2020
Weighted-average discount rate	2.63%	2.15%

Pretax amounts included in Accumulated other comprehensive loss are as follows:

	Year Ended December 31,
	2021	2020
Net actuarial loss	$183,999	$239,305
Accumulated other comprehensive loss	$183,999	$239,305

Other pretax changes in plan assets and benefit obligations recognized in comprehensive income (loss) are as follows:

	Year Ended December 31,
	2021	2020
Current year actuarial loss	$(45,546)	$(11,912)
Amortization of actuarial loss	(13,666)	11,815
Settlement (gain)/loss	3,906	—
Total recognized in comprehensive (loss) income	$(55,306)	$(97)

Benefit obligations were in excess of plan assets at both December 31, 2021 and 2020. Additional information for the plans with accumulated benefit obligations in excess of plan assets follows:

	December 31,
	2021	2020
Projected benefit obligation	$484,030	$541,908
Accumulated benefit obligation	$484,030	$541,908
Fair value of plan assets	$405,604	$362,627

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

The Company's investment policy is to maximize the total rate of return with a view to long-term funding objectives of the pension plans to ensure that funds are available to meet benefit obligations when due. Pension plan assets are diversified to the extent necessary to minimize risk and to achieve an optimal balance between risk and return. Target asset allocation ranges are identified in the Steel Partners Pension Investment Committee Investment Policy Statement, as reviewed and updated from time to time. Pension plans' assets are diversified as to type of assets, investment strategies employed and number of investment managers used. Investments may include equities, fixed income, cash equivalents, convertible securities and private investment funds. Derivatives may be used as part of the investment strategy. The Company may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with asset allocation guidelines established by the Steel Partners Pension Investment Committee.

The table below presents the fair value of the Company's plan assets by asset category segregated by level within the fair value hierarchy, as follows:

	Assets at Fair Value as of December 31, 2021
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. and international mid-cap	$54,492			$54,492
U.S. and international large-cap	105,685			105,685
U.S. and international small-cap	14,653			14,653
Fixed income securities	1,732			1,732
Mortgage backed securities		10,831		10,831
U.S. Government debt securities		14,918		14,918
Corporate bonds and loans	6,106	23,041		29,147
Convertible promissory notes		129	2,500	2,629
Subtotal	$182,668	$48,919	$2,500	234,087
Pension assets measured at net asset value (1)
Hedge funds and hedge fund-related strategies				120,099
Private equity				38,278
Total pension assets measured at net asset value				158,377
Cash and cash equivalents				16,827
Net payables				(3,687)
Total pension assets				$405,604

	Assets at Fair Value as of December 31, 2020
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. mid-cap	$32,181	$—	$—	$32,181
U.S. and international large-cap	114,658	—	—	114,658
U.S. small-cap	4,184	—	—	4,184
Fixed income securities	1,556	—	—	1,556
Foreign exchange contracts	—	—	—	—
Mortgage and other asset-backed securities	—	10,488	—	10,488
U.S. Government debt securities	—	9,836	—	9,836
Corporate bonds and loans	7,355	20,056	—	27,411
Convertible promissory notes	—	—	10,330	10,330
Stock warrants and private company common stock	—	—	2,433	2,433
Subtotal	$159,934	$40,380	$12,763	213,077
Pension assets measured at net asset value (1)
Hedge funds and hedge fund-related strategies				101,886
Private equity				27,680
Insurance separate account				1,592
Pool separate account				13,735
Total pension assets measured at net asset value				144,893
Cash and cash equivalents				10,677
Net payables				(6,020)
Total pension assets				$362,627
(1)    Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

During 2021, the changes to the pension plans' Level 3 assets were as follows:

Year Ended December 31, 2021	Convertible Promissory Notes	Stock Warrants	Private Company Common Stock	Total
Beginning balance as of January 1, 2021	$10,330	$1,033	$1,400	$12,763
Gains or losses included in changes in net assets	(2,681)	(1,033)	(1,400)	(5,114)
Capital Change	(5,149)	—	—	(5,149)
Ending balance as of December 31, 2021	$2,500	$—	$—	$2,500

During 2020, the changes to the pension plans' Level 3 assets were as follows:

Year Ended December 31, 2020	Convertible Promissory Notes	Stock Warrants	Private Company Common Stock	Total
Beginning balance as of January 1, 2020	$6,702	$643	$1,050	$8,395
Gains or losses included in changes in net assets	2,128	390	350	2,868
Purchases	1,500	—	—	1,500
Ending balance as of December 31, 2020	$10,330	$1,033	$1,400	$12,763

The Company's policy is to recognize transfers in and transfers out of Level 3 as of the date of the event or change in circumstances that caused the transfer. During 2021 and 2020, there was no transfer in or transfer out of Level 3.

The following tables present the category, fair value, unfunded commitments, redemption frequency and redemption notice period of those assets for which fair value was estimated using the net asset value per share (or its equivalents), as well as plan assets which have redemption notice periods, as of December 31, 2021 and 2020:

Class Name	Fair Value December 31, 2021	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds	$120,099	$—	(1)	60 - 180 days
Private equity	38,278	27,802	(2)	(2)

Class Name	Fair Value December 31, 2020	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds	$101,886	$20,581	(1)	60 - 180 days
Private equity	27,680	8,751	(2)	(2)
Insurance separate account	13,735	—	(3)	(3)
Pooled separate account	1,592	—	Daily	None
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

Insurance Separate Account. The JPS Pension Plan held a deposit administration group annuity contract with an immediate participation guarantee from Transamerica Life Insurance Company ("TFLIC"). The TFLIC contract unconditionally guaranteed benefits to certain salaried JPS Pension Plan participants earned through June 30, 1984 in the plan of a predecessor employer. The assets deposited under the contract were held in a separate custodial account ("TFLIC Assets"). If the TFLIC Assets decreased to the level of the trigger point (as defined in the contract), which represents the guaranteed benefit obligation representing the accumulated plan benefits as of June 30, 1984, TFLIC had the right to cause annuities to be purchased for the individuals covered by these contract agreements. Effective December 31, 2021, the Company entered into an agreement to convert this TFLIC contract to a fully settled contract for certain retirees in the JPS Pension Plan resulting in a settlement charge of $1,863 for the year ended December 31, 2021.

Contributions

Employer contributions consist of funds paid from employer assets into a qualified pension trust account. The Company's funding policy is to contribute annually an amount that satisfies the minimum funding standards of the Employee Retirement Income Security Act.

For the year ending December 31, 2022, the minimum required contribution to the Company's pension plans is approximately $12,400. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events.

Benefit Payments

Estimated future benefit payments for the pension plans are as follows:

Years	Pension Benefit Payments
2022	$39,076
2023	38,337
2024	37,286
2025	36,092
2026	34,890
2027-2031	153,116

16. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of December 31, 2021, the Company had 21,018,009 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

The Board of Directors has approved the repurchase of up to an aggregate of 7,639,870 of the Company's common units (the "Repurchase Program"), which is inclusive of 1,120,869 common units approved in November 2021. The Repurchase Program was announced on December 7, 2016 and supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. During the year ended December 31, 2021, the Company purchased 1,894,297 common units for an aggregate purchase price of $45,039. From the inception of the Repurchase Program until December 31, 2021 the Company had purchased 6,252,245 common units for an aggregate purchase price of approximately $99,384. As of December 31, 2021, there remained 1,387,625 units that may yet be purchased under the Repurchase Program. From January 1, 2022 through March 1, 2022, the Company repurchased 268,623 common units for $10,418.

Incentive Award Plan

The Company's 2018 Incentive Award Plan (the "2018 Plan") provides equity-based compensation through the grant of options to purchase the Company's limited partnership units, unit appreciation rights, restricted units, phantom units, substitute awards, performance awards, other unit-based awards, and includes, as appropriate, any tandem distribution equivalent rights granted with respect to an award (collectively, the "LP Units"). On May 18, 2020, the Company's unitholders approved the Amended and Restated 2018 Incentive Award Plan (the "Second A&R 2018 Plan"), which increased the number of LP Units issuable under the 2018 Plan by 500,000 to a total of 1,000,000 LP Units. On June 9, 2021, the Company's unitholders approved the Second Amended and Restated 2018 Incentive Award Plan, which increased the number of LP Units issuable under the 2018 Plan by 1,000,000 to a total of 2,000,000 LP Units. The Company granted 33,000 restricted units under the Second A&R 2018 Plan through the year ended December 31, 2021. Such LP Units were valued based upon the market value of the Company's LP Units on the date of grant, and collectively represent approximately $296 of unearned compensation that will be recognized as expense ratably over the vesting period of the units. The grants have cliff vesting periods that range from one to two years from the date of grant. As of December 31, 2021, total unrecognized compensation costs related to restricted units were $975 and are expected to be recognized over a weighted average remaining period of 1.1 years.

Preferred Units

The Company's 6.0% Series A preferred units, no par value (the "SPLP Preferred Units") entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared cash distributions of approximately $9,633 and $7,541 to preferred unitholders for the years ended December 31, 2021 and 2020, respectively. The Company declared an in-kind distribution of approximately $2,371 to preferred unitholders for the three months ended June 30, 2020. The SPLP Preferred Units have a term of nine years, ending February 2026, and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption. On February 6, 2020 (the "Redemption Date"), the Company redeemed 1,600,000 units of the SPLP Preferred Units at a price equal to $25 per unit, plus an amount of $0.22 per unit, equal to any accumulated and unpaid distributions up to, but excluding, the Redemption Date, for a total payment of approximately $40,400.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as non-current liabilities, including accrued interest expense, on the Company's consolidated balance sheets as of December 31, 2021 and 2020 because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as liabilities, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of operations. As of December 31, 2021 and December 31, 2020, there were 6,422,128 SPLP Preferred Units outstanding.

Incentive Unit Awards

In 2012, SPLP issued to the Manager partnership profits interests in the form of Incentive Units which entitle the holder generally to share in 15% of the increase in the equity value of the Company, based on the volume weighted average price of the Company’s common units for the 20 trading days prior to the year-end measurement date. In 2015, the Manager assigned its rights to Incentive Units to a related party, SPH SPV-I LLC. Vesting in Incentive Units is measured annually on the last day of the Company’s fiscal year and is based upon exceeding a baseline equity value per common unit which is currently $19.65 and was determined when the most recent award vested on December 31, 2017. The number of outstanding Incentive Units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The measurement date equity value per common unit is determined by calculating the volume weighted average price ("VWAP") of the Company’s common units for 20 trading days prior to a measurement date. If an Incentive Unit award vests as of an annual measurement date they will be issued as Class C units. As of the annual measurement date on December 31, 2021, 1,702,059 Incentive Units vested as the Company’s VWAP exceeded the baseline equity value of $19.65, and upon vesting, were classified as Class C units. The Incentive Units will be issued upon the termination of the waiting period and/or the receipt of approval, as applicable, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”). Additionally, following their issuance, the Incentive Units will automatically convert to common units at a future date (as discussed below).

Upon vesting in Incentive Units, the baseline equity value will be recalculated as the new baseline equity value to be assessed at the next annual measurement date. As of December 31, 2021 the number of Incentive Units for future vesting in awards was 22,720,068 which is the sum of 21,018,009 common units outstanding and 1,702,059 vested Incentive Units as of year end. As of December 31, 2021, the baseline equity value per common unit was calculated as $39.26 due to vesting of Incentive Units. If the baseline equity value is not exceeded as of an annual measurement date, then no portion of annual Incentive Units will be classified as Class C common units for that year and the baseline equity value per common unit will be the same amount as determined upon the prior vesting. The Class C units have the same rights as the LP Units, including, without limitation, with respect to partnership distributions and allocations of income, gain, loss and deduction, in all respects, except that liquidating distributions made by the Company to such holder may not exceed the amount of its capital account allocable to such Class C units and such Class C units may not be sold in the public market, until they have converted into LP Units. At such time that the amount of the capital account allocable to a Class C unit is equal to the amount of the capital account allocable to an LP Unit, such Class C unit shall convert automatically into an LP Unit. No Incentive Units were vested in 2020.

Accumulated Other Comprehensive Loss

Changes, net of tax, where applicable, in AOCI are as follows:

	Unrealized loss on available-for-sale securities	Unrealized (loss) gain on derivative financial instruments	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2019	(274)	(14)	(25,166)	(165,968)	(191,422)
Net other comprehensive income (loss) attributable to common unitholders (a)	—	—	1,816	(524)	1,292
Deconsolidation of API (see Note 6)	—	14	10,522	6,945	17,481
Balance at December 31, 2020	$(274)	$—	$(12,828)	$(159,547)	$(172,649)
Net other comprehensive income (loss) attributable to common unitholders (a)	182	—	(1,133)	41,797	40,846
Balance at December 31, 2021	$(92)	$—	$(13,961)	$(117,750)	$(131,803)
(a)    Net of tax benefit of approximately $13,370 and $23 for the years ended December 31, 2021 and 2020, respectively, principally related to changes in pension liabilities and other post-retirement benefit obligations.

17. INCOME TAXES

Details of the Company's tax provision (benefit) are as follows:

	Year Ended December 31,
	2021	2020
Income before income taxes and equity method investments
Domestic	$190,570	$116,867
Foreign	10,295	8,532
Total	$200,865	$125,399

Income taxes:
Current:
Federal	$2,229	$5,411
State	6,502	7,193
Foreign	2,560	3,205
Total income taxes, current	11,291	15,809
Deferred:
Federal	67,062	16,006
State	6,416	6,446
Foreign	(680)	(125)
Total income taxes, deferred	72,798	22,327
Income tax provision	$84,089	$38,136

The following is a reconciliation of the income tax provision computed at the federal statutory rate of 21 percent to the actual income tax rate are as follows:

	Year Ended December 31,
	2021	2020
Income before income taxes and equity method investments	$200,865	$125,399
Federal income tax provision at statutory rate	$42,182	$26,334
(Income)/Loss passed through to common unitholders (a)	2,088	3,503
	44,270	29,837
State income taxes, net of federal effect	12,022	11,317
Change in valuation allowance	(2,739)	2,477
Foreign tax rate differences	1,553	(993)
Uncertain tax positions	(126)	(982)
Federal and state audits	(827)	(33)
Unrealized Gain/(Loss) on Investments (b)	35,143	261
Impairment-related adjustments	—	231
NOL carryback – rate differential	119	(1,371)
Recognition of Basis Step-Up	(3,612)	—
Permanent differences and other	(1,714)	(2,608)
Income tax provision	$84,089	$38,136

(a)    Represents taxes at statutory rate on income and losses for which no tax expense or benefit is recognizable by SPLP and certain of its subsidiaries which are taxed as pass-through entities. Such income and losses are allocable directly to SPLP's unitholders and taxed when realized.
(b)    Represents taxes on unrealized gains on investment from related parties, which are eliminated for financial statement purposes.

The CARES Act made tax law changes to provide financial relief to companies as a result of business impacts of COVID-19. The CARES Act, among other things, permits U.S. net operating loss ("NOL") carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company filed a carryback claim to carry back a 2020 taxable loss to 2015. The Company has recorded a receivable of $3,117 with respect to the refund claim. The Company is electing to take the available relief under the CARES Act to defer payment of certain payroll taxes. The Company has deferred approximately $3,812 of payroll taxes as of December 31 2021.

Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. The amounts shown on the following table represent the tax effect of temporary differences between the consolidated tax return basis of assets and liabilities and the corresponding basis for financial reporting, as well as tax credit and operating loss carryforwards.

The effects of temporary differences that give rise to the deferred tax assets and liabilities are presented as follows:

	December 31,
	2021	2020
Deferred Tax Assets:
Operating loss carryforwards (a)	$61,598	$91,671
Postretirement and postemployment employee benefits	20,798	45,621
Tax credit carryforwards	4,449	6,577
Accrued costs	6,993	4,802
Investment impairments and unrealized losses	5,416	4,602
Inventories	4,409	5,971
Environmental costs	5,235	5,280
Capital loss	18,471	24,072
Allowance for doubtful accounts and loan losses	4,277	7,515
Lease liabilities	8,247	7,158
Other	5,749	3,289
Gross deferred tax assets	145,642	206,558

Deferred Tax Liabilities:
Intangible assets	(21,523)	(25,313)
Fixed assets	(26,032)	(27,695)
Unrealized gain on investment (b)	(69,491)	(37,254)
Right of use assets	(8,249)	(6,844)
Other	(4,566)	(2,087)
Gross deferred tax liabilities	(129,861)	(99,193)
Valuation allowance (c)	(29,455)	(42,981)
Net deferred tax assets	$(13,674)	$64,384

Classified on the Company's consolidated balance sheets as follows:
Deferred tax assets	$—	$66,553
Deferred tax liabilities	13,674	2,169
	$(13,674)	$64,384
(a)    The ability for certain subsidiaries to utilize net operating losses and other credit carryforwards may be subject to limitation upon changes in control.
(b)    Represents taxes on unrealized gains on investment from related parties, which are eliminated for financial statement purposes.
(c)    Certain subsidiaries of the Company establish valuation allowances when they determine, based on their assessment, that it is more likely than not that certain deferred tax assets will not be fully realized. This assessment is based on, but not limited to, historical operating results, uncertainty in projections of taxable income and other uncertainties that may be specific to a particular business.

At December 31, 2021, the Company's corporate subsidiaries had carryforwards of U.S. federal NOLs of approximately $233,251 that expire in 2022 through 2037. The Company generated federal NOLs of approximately $1,151 during the year which have an unlimited carryforward period. In addition, there are federal NOLs that can only be utilized by the corporate subsidiaries that generated the prior year losses, commonly called separate return limitation year ("SRLY") NOLs, totaling $91,562, which will expire in 2022 through 2037. $76,810 of these SRLY NOL's are subject to an Internal Revenue Code Section 382 limitation, and as a result, may not be available to reduce taxable income. The Company has a valuation allowance to reserve its deferred tax asset associated with the SRLY NOLs. The Company has a capital loss carryforward in the amount of $76,683 that expires in 2022 through 2025. U.S. income taxes were not provided on cumulative undistributed foreign earnings as of December 31, 2021 and 2020. Foreign undistributed earnings remain indefinitely reinvested in foreign operations, therefore, no provision for U.S. income taxes was accrued.

The Company's corporate subsidiaries have NOLs in foreign jurisdictions totaling $21,526. A valuation allowance has been established against a significant portion of the deferred tax asset associated with the foreign NOLs. There are NOLs in various states in which the subsidiaries operate. The amount totaled $11,866 and expires in 2022 through 2041. A valuation allowance has been established against a significant portion of the deferred tax asset associated with the state NOLs.

The Company's corporate subsidiaries have federal research and development credit carryforwards of $15,282 that expire in 2022 through 2040, and state research and development credit carryforwards of $20,111 for which a significant amount do not expire. The Company has a valuation allowance to reserve a significant portion of its deferred tax assets associated with the credit carryforwards.

Unrecognized Tax Benefits

U.S. GAAP provides that the tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The change in the amount of unrecognized tax benefits for 2021 and 2020 was as follows:

Balance at December 31, 2019	$48,707
Additions for tax positions related to current year	266
Payments	(2,640)
Reductions due to lapsed statutes of limitations and expiration of credits	(3,954)
Balance at December 31, 2020	42,379
Additions for tax positions related to current year	362
Additions for tax positions related to prior years
Payments	(229)
Reductions due to lapsed statutes of limitations and expiration of credits	(459)
Balance at December 31, 2021	$42,053

The Company's total gross unrecognized tax benefits were $42,053 and $42,379 at December 31, 2021 and 2020, respectively, of which $38,300, if recognized, would affect the provision for income taxes. In 2021, the Company reversed $459 of reserves upon the expiration of the statutes of limitations with applicable taxing authorities and the expiration of time for utilizing certain credits for which a full reserve is maintained. As of December 31, 2021, it is reasonably possible that unrecognized tax benefits may decrease by $281 in the next 12 months due to the expiration of statutes of limitations. The Company recognizes interest and penalties (if applicable) related to uncertain tax positions in its income tax provision in the consolidated statement of operations. For 2021 and 2020, the amount of such interest and penalties recognized was not significant.

The Company is subject to U.S. federal income tax, as well as income taxes in various domestic states and foreign jurisdictions in which the Company operated or formerly operated in. The Company is generally no longer subject to federal, state or local income tax examinations by tax authorities for any year prior to 2017. However, NOLs generated in prior years are subject to examination and potential adjustment by the taxing authorities upon their utilization in subsequent years' tax returns.

The Company is not currently under tax examination in any foreign jurisdictions. The Company has ongoing state audits in various state tax jurisdictions. The Company has not identified any material adjustments with respect to the state audits to date.

18. NET INCOME (LOSS) PER COMMON UNIT

The following data was used in computing net income (loss) per common unit shown in the Company's consolidated statements of operations:

	December 31,
	2021	2020
Net income from continuing operations	$132,440	$83,477
Net income attributable to noncontrolling interests in consolidated entities (continuing operations)	(1,170)	(603)
Net income from continuing operations attributable to common unitholders	131,270	82,874
Net income (loss) from discontinued operations attributable to common unitholders	138	(10,199)
Net income attributable to common unitholders	131,408	72,675
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a)	12,311	12,002
Net income attributable to common unitholders – assuming dilution	$143,719	$84,677
Net income (loss) per common unit - basic
Net income from continuing operations	$6.09	$3.34
Net loss from discontinued operations	—	(0.41)
Net income attributable to common unitholders	$6.09	$2.93
Net income (loss) per common unit – diluted
Net income attributable to common unitholders	$4.96	$1.85
Net income (loss) from discontinued operations	0.01	(0.20)
Net income attributable to common unitholders	$4.97	$1.65
Denominator for net income (loss) per common unit - basic (b)	21,561,200	24,809,751
Effect of dilutive securities:
Unvested restricted common units	177,439	16,668
SPLP Preferred Units	7,181,619	26,564,553
Denominator for net income (loss) per common unit - diluted (a)	28,920,258	51,390,972
(a)    Assumes the SPLP Preferred Units were redeemed in common units as described in Note 16 - "Capital and Accumulated Other Comprehensive Loss."
(b)    As of the annual measurement date on December 31, 2021, 1,702,059 incentive units vested. The incentive units will be issued upon the termination of the waiting period and/or the receipt of approval, as applicable, under HSR Act.

19. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of December 31, 2021 and 2020 are summarized by type of inputs applicable to the fair value measurements as follows:

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	$210,995	$—	$50,085	$261,080
Precious metal and commodity inventories recorded at fair value	35,438	—	—	35,438
Economic interests in loans (b)	—	—	6,483	6,483
Warrants (c)	—	—	6,929	6,929
Total	$246,433	$—	$63,497	$309,930

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$402	$—	$402
Other precious metal liabilities	31,725	—	—	31,725
Total	$31,725	$402	$—	$32,127

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities (a)	$88	$18	$—	$106
Long-term investments (a)	242,863	—	48,434	291,297
Precious metal and commodity inventories recorded at fair value	27,324	—	—	27,324
Economic interests in loans (b)	—	—	11,599	11,599
Warrants (c)	—	—	2,618	2,618
Total	$270,275	$18	$62,651	$332,944

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$169	$—	$169
Other precious metal liabilities	28,315	—	—	28,315
Total	$28,315	$169	$—	$28,484
(a)    For additional detail of the marketable securities and long-term investments see Note 11 - "Investments."
(b)    For additional detail of the marketable securities and long-term investments see Note 14 - "Financial Instruments."
(c)    Included within Other non-current assets in the Company's consolidated balance sheets.

There were no transfers of securities among the various measurement input levels during the years ended December 31, 2021 or 2020.

Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date ("Level 1").

Level 2 inputs may include quoted prices in active markets fro similar assets or liabilities, quoted prices in a market that is not active for identical assets or liabilities, or other inputs that can be corroborated by observable market data ("Level 2")

Level 3 inputs are unobservable for the asset or liability when there is little, if any, market activity for the asset or liability. Level 3 inputs are based on the best information available and may include data developed by the Company ("Level 3")

The fair value of the Company's financial instruments, such as cash and cash equivalents, trade and other receivables and accounts payable, approximates carrying value due to the short-term maturities of these assets and liabilities. Carrying cost approximates fair value for long-term debt, which has variable interest rates.

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

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long Term Investments in Associated Companies (a)	Economic Interests in Loans (b)	Warrants (b)	Total
Balance at December 31, 2019	$53,658	$18,633	$2,086	$74,377
Purchases	340	—	—	340
Sales and cash collections	(2,118)	(12,691)	—	(14,809)
Realized gains on sale	460	5,657	532	6,649
Unrealized gains	2,441	—	—	2,441
Unrealized losses	(6,347)	—	—	(6,347)
Balance at December 31, 2020	48,434	11,599	2,618	62,651
Purchases	95	—	—	95
Sales and cash collections	(632)	(9,978)	(2,377)	(12,987)
Realized gains on sale	182	4,862	6,688	11,732
Unrealized gains	2,006	—	—	2,006
Balance at December 31, 2021	$50,085	$6,483	$6,929	$63,497
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

The Company uses net asset value included in quarterly statements it receives in arrears from a venture capital fund to determine the fair value of such fund and determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities. The fair value of the derivatives held by WebBank (see Note 14 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flows analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 6.74% to 35.51%, a constant default rate of 1.89% to 21.50% and a discount rate of 1.85% to 25.92%.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company's non-financial assets and liabilities measured at fair value on a non-recurring basis include goodwill and other intangible assets, any assets and liabilities acquired in a business combination, or its long-lived assets written down to fair value. To measure fair value for such assets and liabilities, the Company uses techniques including an income approach, a market approach and/or appraisals (Level 3 inputs). The income approach is based on a discounted cash flow analysis ("DCF") and calculates the fair value by estimating the after-tax cash flows attributable to an asset or liability and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from analysis of peer companies and consider the industry weighted-average return on debt and equity from a market participant perspective. A market approach values a business by considering the prices at which shares of capital stock, or related underlying assets, of reasonably comparable companies are trading in the public market or the transaction price at which similar companies have been acquired. If comparable companies are not available, the market approach is not used. As discussed in Note 9 - "Goodwill and Other Intangible Assets, Net" to the Company's consolidated financial statements, the Company recorded a goodwill impairment charge of $1,100 in Goodwill impairment charges in the accompanying consolidated statements of operations for the year ended December 31, 2020. The goodwill impairment was determined by measuring and comparing the fair value of the business, using an income and market approach, to its carrying amount. The valuation of the Company's businesses was a nonrecurring fair value measurement and was classified as a Level 3 measurement due to the degree of unobservable inputs in the valuation. Such inputs included estimates of the amount and timing of expected future cash flows and assumptions in determining risk-adjusted discount rates. Changes in these unobservable inputs might have resulted in a higher or lower fair value measurement.

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

The environmental claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs, and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues costs associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of December 31, 2021, on a consolidated basis, the Company recorded liabilities of $2,043 and $23,801 in Accrued liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet. As of December 31, 2020, on a consolidated basis, the Company recorded liabilities of $1,066 and $24,716 in Accrued Liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet. These represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. In addition, the Company has insurance coverage available for several of these matters. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

Environmental Matters

Certain subsidiaries of HNH have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new findings, techniques and alternative methods. HNH recorded liabilities of approximately $24,378 related to estimated environmental investigation and remediation costs as of December 31, 2021.

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

The sites where certain HNH subsidiaries have environmental liabilities include the following:

HNH has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a former HNH manufacturing facility located in Fairfield, Connecticut. An ecological risk assessment of the wetlands portion was submitted in the second quarter of 2016 to the CTDEEP for their review and approval. Company officials continue to meet with CTDEEP representatives to address a final workplan. Additional investigation of the wetlands is expected, pending approval of a mutually acceptable wetlands work plan. An updated work plan to investigate the upland portion of the parcel was prepared by the Company and approved by the CTDEEP in March 2018 and completed during 2019 and 2020. Additional upland investigatory work will be required to fully define the areas requiring remediation and is also dependent upon CTDEEP requirements and approval. Based on currently known information, the Company reasonably estimates that it may incur aggregate losses over a period of multiple years of between $10,500 to $17,500. In 2020, the Company increased its reserve for future remediation costs by $14,000, which is its best estimate within this range of potential losses. Due to the uncertainties, there can be no assurance that the final resolution of this matter will not be material to the financial position, results of operations or cash flows of HNH or the Company.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of HNH, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") to investigate and remediate property in Montvale, New Jersey that it purchased in 1984. HHEM has been actively investigating and remediating the soil and groundwater since that time and has completed the implementation of the improved groundwater treatment system in operation at the property. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs and other related costs are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and HNH, all after having the first $1,000 paid by the former owner/operator. Additionally, HHEM had been reimbursed indirectly through insurance coverage for a portion of the costs for which it is responsible. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. A reserve of approximately $950 has been established for HHEM's expected 25% share of anticipated costs at this site, which is based upon the recent selection of a final remedy, on-going operations and maintenance, additional investigations and monitored natural attenuation testing over the next 30 years. Also, a reserve and related receivable of approximately $2,800 has been established for the former owner/operator’s expected share of anticipated costs at this site. On December 18, 2019, the State of New Jersey ("State") filed a complaint against HHEM, the Company and other non-affiliated corporations related to former operations at this location. The State is seeking unspecified damages, including reimbursement for all cleanup and removal costs and other damages that the State claims it has incurred, including the lost value of, and reasonable assessment costs for, any natural resource injured as a result of the alleged discharge of hazardous substances and pollutants, as well as attorneys' fees and costs. On March 16, 2020, HHEM and the Company filed a partial motion to dismiss, resulting in dismissal with prejudice of the State's trespass claim and limiting the damages recoverable through the State's public nuisance claim to monetary relief associated with abatement. On June 11, 2020, the State's filed an Amended Complaint, bringing the same claims as the original Complaint. On July 1, 2020, the HHEM and the Company answered and asserted crossclaims for indemnification and contribution against another defendant, Cycle Chem, Inc. Cycle Chem also asserted crossclaims against HHEM and the Company, which have been answered. The parties have largely completed written and document discovery, and are commencing mediation. The Company intends to assert all legal and procedural defenses available. Based upon currently available information, the Company has determined that a range of potential loss cannot be reasonably estimated at this time. There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM, HNH or the Company.

HNH's subsidiary, SL Industries, Inc. ("SLI"), may incur environmental costs in the future as a result of the past activities of its former subsidiary, SL Surface Technologies, Inc. ("SurfTech"), in Pennsauken, New Jersey ("Pennsauken Site") and in Camden, New Jersey and at its former subsidiary, SGL Printed Circuits in Wayne, New Jersey. At the Pennsauken Site, in 2013, SLI entered into a consent decree with both the U.S. Department of Justice and the U.S. Environmental Protection Agency ("EPA") and has since completed the remediation required by the consent decree and has paid the EPA a fixed sum for its past oversight costs. Separate from the consent decree, in December 2012, the NJDEP made a settlement demand of $1,800 for past and future cleanup and removal costs and natural resource damages ("NRD"). To avoid the time and expense of litigating the matter, SLI offered to pay approximately $300 to fully resolve the claim presented by the State. SLI's settlement offer was rejected. On December 6, 2018, the State filed a complaint against SLI related to its operations at the Pennsauken Site. The State is seeking treble damages and attorneys' fees, NRD for loss of use of groundwater, as well as a request for relief that SLI pay all cleanup and removal costs that the State has incurred and will incur at the Pennsauken Site. The State did not specifically identify its alleged damages in the complaint or in response to SLI's demand for a statement of damages. SLI filed a motion for partial dismissal, resulting in dismissal of the State's claim for trespass and their claim for public nuisance to the extent that claim seeks money damages. The parties have recently commenced written and document discovery. SLI intends to assert all legal and procedural defenses available to it. Based upon currently available information, the Company has determined that a range of potential loss can no longer be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

SLI reported soil contamination and groundwater contamination in 2003 from the SurfTech site located in Camden, New Jersey. Substantial investigation and remediation work have been completed under the direction of the licensed site remediation professional ("LSRP") for the site. Additional soil excavation and chemical treatment is expected to start in the first half of 2022. Post-remediation groundwater monitoring will be conducted and a full-scale groundwater bioremediation is expected to be implemented following completion of soil excavation. A reserve of $2,900 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

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

Litigation Matters

On December 8, 2017, a stockholder class action, captioned Sciabucucchi v. DeMarco, et al., was filed in the Court of Chancery of the State of Delaware (the "Chancery Court") by a purported former stockholder of HNH challenging the Company's acquisition, through a subsidiary, of all of the outstanding shares of common stock of HNH not already owned by the Company or any of its affiliates. The action named as defendants the former members of the HNH board of directors, the Company and SPH GP, and alleged, among other things, that the defendants breached their fiduciary duties to the former public stockholders of HNH in connection with the aforementioned acquisition. The complaint sought, among other relief, unspecified monetary damages, attorneys' fees and costs. On July 9, 2019, the Company entered into a settlement of the case, solely to avoid the substantial burden, expense, inconvenience and distraction of continued litigation and to resolve each of the plaintiff's claims against the defendant parties. In the settlement, the defendants agreed to pay the plaintiff class $30,000, but denied that they engaged in any wrongdoing or committed any violation of law or breach of duty and stated that they believe they acted properly, in good faith, and in a manner consistent with their legal duties. The settlement was approved by the Chancery Court on December 2, 2019. Our insurance carriers agreed to contribute an aggregate of $17,500 toward the settlement amount. The Company recorded a charge of $12,500 in Selling, general and administrative expenses in the consolidated statement of operations for the fiscal year ended December 31, 2019, which consisted of the legal settlement of $30,000, reduced by the $17,500 of insurance recoveries. The settlement was paid on December 17, 2019. The Company made a demand of an aggregate of $10,000 in further contributions from two insurance carriers. The dispute with the insurance carriers was litigated in the New York Supreme Court and the Court ruled on June 16, 2021 in the Company’s favor on all issues and authorized a judgment to be entered against the insurance carriers for $11,300 plus statutory interest at 9% from June 16, 2021. On November 10, 2021, the Company entered into a settlement agreement with such carriers for approximately $11,000. The Company is party to a contingency agreement with its counsel whereby its counsel received 20% of the settlement received by the Company related to this matter. The Company received net settlement payments totaling $8,827 in November 2021 and is included in Selling, general and administrative expenses in the Company's consolidated statements of operations.

On April 13, 2018, a purported shareholder of STCN, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-0277 (Del. Ch.) (the "Reith litigation") in the Chancery Court. The plaintiff sought to assert class action and derivative claims against the Company, together with STCN and with certain of members of STCN's board of directors, as well as other named defendants (collectively, the "defendants") in connection with the acquisition of $35,000 of STCN's Series C Preferred Stock by an affiliate of the Company and equity grants made to three individual defendants. The complaint includes claims for breach of fiduciary duty against all the individual defendants as STCN directors; claims for aiding and abetting breach of fiduciary duty against the Company; a claim for breach of fiduciary duty as controlling stockholder against the Company; and a derivative claim for unjust enrichment against the Company and the three individuals who received equity grants. The complaint demands damages in an unspecified amount for STCN and its stockholders, together with rescission, disgorgement and other equitable relief. The defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the Chancery Court denied most of defendants' the motion dismiss, allowing the matter to proceed.

On August 13, 2021, the defendants, entered into a memorandum of understanding (the “MOU”) with the plaintiff in connection with the settlement of the Reith litigation. Pursuant to the MOU, the defendants agreed to cause their directors’ and officers’ liability insurance carriers to pay to STCN $2,750 in cash. The Company’s $1,100 share of the settlement is fully covered by insurance and will be paid by the Company’s insurance carrier. The payment shall be paid into an escrow account within 14 business days of the later of (i) the entry of the scheduling order in connection with the stipulation of the settlement; or (ii) the date on which the plaintiff’s counsel provides to the defendants’ counsel written payment and wire instructions.

In addition, pursuant to the terms of the MOU, certain of the individual defendants who are also current and former employees of the Company—Warren Lichtenstein (Executive Chairman), Jack Howard (President), and William Fejes (former Chief Operating Officer)—entered into separate letter agreements (the “Surrender Agreements”) with STCN whereby they each agreed to surrender to STCN an aggregate 3,300,000 shares which they had initially received in December 2017 in consideration for services to STCN. The surrenders and cancellations are in the following amounts: for Mr. Lichtenstein, 1,833,333 vested shares and 300,000 unvested shares; for Mr. Howard, 916,667 vested shares and 150,000 unvested shares; and for Mr. Fejes, 100,000 vested shares. The surrenders and cancellations are to be completed no later than seven calendar days following final approval of the settlement by the court and the exhaustion of any appeals therefrom or the expiration of time to appeal. Mr. Lichtenstein, Mr. Howard and Mr. Fejes surrendered the shares required under their respective Surrender Agreement and such shares were subsequently cancelled. The settlement requires court approval, and there can be no assurances that such approval will be granted.

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through December 31, 2021. In many cases these claims involved more than 100 defendants. There remained approximately 45 pending asbestos claims as of December 31, 2021. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of December 31, 2021 and 2020, BNS Sub had accrued $1,466 and $1,349, respectively, relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

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

21. RELATED PARTY TRANSACTIONS

The components of receivables from related parties and payables from related parties for the years ended December 31, 2021 and 2020 are presented below:

	Year Ended December 31,
	2021	2020
Receivable from related parties:
Receivable from associated companies - STCN	$1,233	$1,572
Receivable from other related parties	1,711	501
Total	$2,944	$2,073
Payables to related parties:
Accrued management fees	$49	$2,319
Payables to other related parties	1,836	1,761
Total	$1,885	$4,080

Management Agreement with SP General Services LLC

SPLP is managed by the Manager, pursuant to the terms of the Management Agreement, which receives a fee at an annual rate of 1.5% of total Partners' capital ("Management Fee"), payable on the first day of each quarter and subject to quarterly adjustment. In addition, SPLP may issue to the Manager partnership profits interests in the form of incentive units, which will be classified as Class C common units of SPLP, upon exceeding a baseline equity value per common unit, which is measured as of the last day of each fiscal year (see Note 16 - "Capital and Accumulated Other Comprehensive Loss" for additional information on the incentive units).

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $8,559 and $6,706 for the years ended December 31, 2021 and 2020, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Unpaid amounts for management fees included in Payables to related parties on the Company's consolidated balance sheets were $49 and $2,319 at December 31, 2021 and 2020, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $3,733 and $2,514 during the years ended December 31, 2021 and 2020, respectively, of which $3,561 and $2,198 was reimbursement for executive travel during the years ended December 31, 2021 and 2020, respectively. Unpaid amounts for reimbursable expenses were approximately $1,673 and $1,594 at December 31, 2021 and 2020, respectively, and are included in Payables to other related parties on the Company's consolidated balance sheets.

Corporate Services

The Company's subsidiary, Steel Services Ltd ("Steel Services"), through management services agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, which are eliminated in consolidation, Steel Services has management services agreements with other companies considered to be related parties, including J. Howard Inc., Steel Partners, Ltd. and affiliates, and STCN. In total, Steel Services currently charges approximately $4,474 annually to these companies. All amounts billed under these service agreements are classified as a reduction of Selling, general and administrative expenses. The receivable from STCN of $1,233 as of December 31, 2021 includes $906 for amounts receivable for the management services agreement and a $327 receivable of interest for the STCN Note.

Mutual Securities, Inc.

Pursuant to the Management Agreement, the Manager is responsible for selecting executing brokers. Securities transactions for SPLP are allocated to brokers on the basis of reliability price and execution. The Manager has selected Mutual Securities, Inc. as an introducing broker and may direct a substantial portion of the managed entities' trades to such firm, among others. An officer of the Manager and SPH GP is affiliated with Mutual Securities, Inc. The commissions paid by SPLP to Mutual Securities, Inc. were not significant in any period.

Other

At December 31, 2021 and 2020, several related parties and consolidated subsidiaries had deposits totaling $1,115 and $1,164 at WebBank, respectively. Approximately $36 and $88 of these deposits, including interest which was not significant, have been eliminated in consolidation as of December 31, 2021 and 2020, respectively.

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

Steel Services charged the Diversified Industrial, Energy and Financial Services segments $39,523, $5,670 and $1,482, respectively, for the year ended December 31, 2021. For the year ended December 31, 2020, Steel Services charged the

Diversified Industrial, Energy and Financial Services segments $28,285, $5,263 and $1,677, respectively, for these services. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

Segment information is presented below:

	Year Ended December 31,
	2021	2020
Revenue:
Diversified Industrial	$1,207,183	$1,058,745
Energy	164,028	107,831
Financial Services	153,685	144,060
Total	$1,524,896	$1,310,636
Income (loss) before interest expense and income taxes:
Diversified Industrial	$123,329	$70,849
Energy	14,982	(1,887)
Financial Services	79,165	59,799
Corporate and other	21,303	22,366
Income before interest expense and income taxes	238,779	151,127
Interest expense	22,250	29,514
Income tax provision	84,089	38,136
Net income from continuing operations	$132,440	$83,477
(Gain) loss of associated companies, net of taxes:
Corporate and other	$(15,664)	$3,786
Total	$(15,664)	$3,786

	Year Ended December 31, 2021
	Capital Expenditures	Depreciation and Amortization
Diversified Industrial	$25,727	$47,568
Energy	6,958	12,212
Financial Services	217	485
Corporate and other	19,424	256
Total	$52,326	$60,521

	Year Ended December 31, 2020
	Capital Expenditures	Depreciation and Amortization
Diversified Industrial	$19,809	$49,451
Energy	3,083	15,006
Financial Services	313	717
Corporate and other	21	159
Total	$23,226	$65,333

	December 31,
	2021	2020
Total Assets:
Diversified Industrial	$843,484	$777,495
Energy	65,251	168,696
Financial Services	1,454,654	2,723,897
Corporate and other	311,840	264,290
Total	$2,675,229	$3,934,378

The following table presents geographic revenue and long-lived asset information as of and for the years ended December 31, 2021 and 2020. Foreign revenue is based on the country in which the legal subsidiary generating the revenue is domiciled. Long-lived assets in 2021 and 2020 consist of property, plant and equipment, non-current operating lease right-of-use assets, plus approximately $4,843 in both 2021 and 2020, of land and buildings from previously operating businesses and other non-operating assets. Such assets are carried at the lower of cost or fair value less cost to sell and are included in Other non-current assets on the Company's consolidated balance sheets as of December 31, 2021 and 2020. Neither revenue nor long-lived assets from any single foreign country were material to the consolidated financial statements of the Company.

	2021		2020
	Revenue	Long-lived Assets	Revenue	Long-lived Assets
Geographic information:
United States	$1,434,622	$243,038	$1,229,406	$235,166
Foreign	90,274	33,417	81,230	28,384
Total	$1,524,896	$276,455	$1,310,636	$263,550

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
As of December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to risk-weighted assets)	$257,262	27.10%	$75,907	8.00%	$99,628	10.50%	$94,884	10.00%
Tier 1 Capital
(to risk-weighted assets)	$245,377	25.90%	$56,930	6.00%	$80,651	8.50%	$75,907	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$245,377	25.90%	$42,698	4.50%	$66,419	7.00%	$61,674	6.50%
Tier 1 Capital
(to average assets)	$245,377	26.80%	$36,687	4.00%	n/a	n/a	$45,859	5.00%

As of December 31, 2020
Total Capital
(to risk-weighted assets)	$212,002	34.30%	$49,512	8.00%	$64,985	10.50%	$61,891	10.00%
Tier 1 Capital
(to risk-weighted assets)	$204,028	33.00%	$37,134	6.00%	$52,607	8.50%	$49,512	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$204,028	33.00%	$27,851	4.50%	$43,323	7.00%	$40,229	6.50%
Tier 1 Capital
(to average assets)	$204,028	32.40%	$25,219	4.00%	n/a	n/a	$31,523	5.00%

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

24. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for the years ended December 31, 2021 and 2020 is presented in the following table:

	Year Ended December 31,
	2021	2020
Cash paid during the period for:
Interest	$28,288	$34,028
Taxes	$13,184	$36,843

25. SUBSEQUENT EVENTS

Steel Connect’s Disposition of IWCO Direct Holdings, Inc.

On February 25, 2022, Steel Connect announced the full disposition of its wholly-owned subsidiary, IWCO Direct Holdings, Inc. (“IWCO”), to an investor group led by affiliates of Cerberus Capital Management, L.P. (“Cerberus”), IWCO’s senior secured lender. Prior to the disposition, IWCO had approximately $361,000 outstanding under its credit facility with Cerberus that was to mature in December 2022. Steel Connect did not receive any cash consideration from the Cerberus-led investor group in exchange for the disposition of IWCO. ModusLink Corporation, Steel Connect's other operating unit, is unaffected by the disposition of IWCO.

WebBank Asset Purchase Agreement for Premium Finance Receivables

On February 4, 2022, WebBank entered into an asset purchase agreement to acquire certain specified assets, primarily consisting of $28,000 of premium finance receivables. The acquisition will allow WebBank to continue to grow its premium finance loan portfolio. The transaction is expected to close in the second quarter of 2022, subject to completion of closing conditions specified in the asset purchase agreement. The purchase price will contain an approximately $1,500 purchase premium of the premium finance receivables plus a profit share interest, which is expected to be approximately $1,600.

iGo Noncontrolling Interest Acquisition

On January 7, 2022, the Company entered into stock purchase agreements with certain stockholders of iGo to purchase such stockholders’ shares of iGo common stock at $5.50 per share in cash. Following the acquisition of shares pursuant to the stock purchase agreements, the Company owned more than 90% of iGo’s outstanding shares. iGo merged with a subsidiary of the Company on January 14, 2022 (the "Merger") without a vote or meeting of iGo's stockholders pursuant to the short-form merger provisions under the Delaware General Corporation Law. All remaining shares of iGo common stock not owned by the Company immediately prior to the Merger were converted into the right to receive $5.50 per share in cash and the Company acquired all iGo shares it previously did not own. Upon completion of the Merger, iGo became an indirect wholly-owned subsidiary of the Company.

Election Contest Litigation

As of December 31, 2021, the Company owned 4.9% of Aerojet Rocketdyne Holdings, Inc. ("Aerojet") common stock with a fair value of $184,678. Additionally, the Company’s Executive Chairman Warren G. Lichtenstein is a member of Aerojet’s board of directors. On February 7, 2022, Mr. Lichtenstein and three other members of Aerojet's board of directors (the "Director Plaintiffs") filed suit in the Court of Chancery of the State of Delaware (the "Court") seeking, among other things, an order preventing the alleged misuse of Aerojet's name and resources in connection with Aerojet's 2022 annual meeting of stockholders. The Director Plaintiffs filed the lawsuit due to disagreements among Aerojet's eight-member board of directors, which consists of the four Director Plaintiffs and four other directors (the "Director Defendants"), over matters relating to the nomination by the Company (via the Company's indirect, wholly-owned subsidiary SPH Group Holdings LLC) of director candidates for election at Aerojet's 2022 annual meeting. In connection with their suit, the Director Plaintiffs sought a temporary restraining order prohibiting the use of Aerojet's name or resources in support of any candidate for election at Aerojet's 2022 annual meeting. On February 11, 2022, the Director Defendants filed suit in their own names and on behalf of Aerojet alleging, among other things, breaches of fiduciary duty by the Director Plaintiffs, aiding and abetting breach of fiduciary by SPH Group Holdings LLC and violations of Aerojet's advance notice bylaw by SPH Group Holdings LLC. The Director Defendants' suit sought, among other things, the appointment of a committee of Aerojet directors, declaratory relief, damages, appointment of a custodian for Aerojet, and removal of Mr. Lichtenstein as a director of Aerojet. On February 23, 2022, the Court issued a letter opinion and order (the "Order") granting the Director Plaintiffs' proposed temporary restraining order and rejecting the Director Defendants' competing proposed order, which would have required Aerojet to fund up to $20,000 of the parties' proxy solicitation expenses. The Court also rejected the Director Defendants' proposal to require Aerojet to reimburse the parties' litigation costs for affirmative claims. Consistent with the proposal made by the Director Plaintiffs, the Order extended the deadline for submitting director nominations imposed by Aerojet's advance notice bylaw solely to the extent necessary to permit the Director Defendants to nominate a competing slate of directors on or before February 28, 2022 if they choose to do so. On February 25, 2022, the Court consolidated the two lawsuits and scheduled a trial for May 23 to 25, 2022. On March 1, 2022, the Director Defendants announced that they had nominated a slate of eight director candidates for election at Aerojet's 2022 annual meeting. On March 7, 2022, the Director Defendants voluntarily dismissed their claims against the Director Plaintiffs and SPH Group Holdings LLC and moved for the entry of a final judgment granting certain relief against themselves and Aerojet. On March 8, 2022, the Director Plaintiffs moved to enforce the Order entered by the Court of Chancery on February 23, 2022. The Court of Chancery has set a hearing on the Director Defendants' motion for entry of a final judgment and the Director Plaintiffs' motion to enforce for March 23, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the Company's Principal Executive Officer and the Principal Financial Officer concluded that as of December 31, 2021 our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting described below in Management's Report on Internal Control Over Financial Reporting.

Notwithstanding the identified material weaknesses, management, including our Principal Executive Officer and Principal Financial Officer, has determined, based on the procedures we have performed, that the consolidated financial statements included in this Report fairly represent in all material respects our financial condition, results of operations and cash flows as of December 31, 2021 and for the periods presented in accordance with U.S. GAAP.

Management's Report on Internal Control Over Financial Reporting

The Company's management, including the Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) based upon the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

With the participation of the Company's management, including the Company's Principal Executive Officer and the Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2021. Based on such evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2021, as management identified control deficiencies that constituted material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the same control deficiencies previously disclosed by the Company in its annual report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Annual Report"), which, as discussed in the 2020 Annual Report, led the Company’s management to (i) conclude that, as of December 31, 2020, there were material weaknesses in the Company’s internal control over financial reporting and that the Company did not have effective internal control over financial reporting, and (ii) revise prior period financial information from January 1, 2019 to September 30, 2020 (the "Revision Period") in the financial statements for the fiscal year ended December 31, 2020 included in the 2020 Annual Report. In particular, as discussed in the 2020 Annual Report and in Note 25 – "Restatement of Previously Issued Consolidated Financial

Statements" to the consolidated financial statements included elsewhere in this Annual Report, during the Company's 2020 year-end close process, management identified certain immaterial errors in the financial statements of a division within our Electrical Products business that were consolidated into previously filed financial statements. The prior period errors related primarily to this division of the Company's Electrical Products business within the Diversified Industrial segment that represented approximately 10% and 11% of the Company's revenue in 2019 and 2020, respectively, and primarily related to inventories, revenue recognition and trade receivables, and accounts payable. Management revised prior period financial information from the Revision Period to correct for the errors identified related to this business and other immaterial errors impacting prior years that were not previously recorded. The errors identified resulted from several control deficiencies that were in existence during the Revision Period and as of December 31, 2020, which led management to conclude there were material weaknesses in the Company's internal control over financial reporting as of December 31, 2020 because the Company's failure to prevent or timely detect the aforementioned Electrical Products business errors in its consolidated financial statements were attributable to the deficiencies identified. For information on the ongoing remediation of these deficiencies, see “Remediation Plan for Material Weakness.” As of December 31, 2021, the Company’s management identified the following unremediated, ongoing control deficiencies, which management concluded constituted material weaknesses in the Company’s internal control over financial reporting:

Control Environment

•The Company did not maintain an effective control environment as evidenced by: (i) an inappropriate tone from the former management team and override of internal controls at the division of our Electrical Products business; (ii) accounting personnel at the division of our Electrical Products business not following established Company accounting policies, controls and procedures; (iii) a lack of accountability for the performance of internal control over financial reporting responsibilities at the division; and (iv) lack of appropriate application, prioritization and timely implementation of corrective activities.

Control Activities

•The Company did not have control activities that were designed and operating effectively at the division of our Electrical Products business as evidenced by: (i) inadequate documentation and support for and/or untimely preparation and review of account reconciliations; (ii) improper segregation of duties, including IT access controls; (iii) failure to perform independent review of recorded accounting entries and accounting analyses; and (iv) weaknesses in information systems requiring management intervention through the manual creation of queries, spreadsheets and ad hoc analysis.

Information and Communication

•Communication and information from the division of the Company's Electronic Products business was withheld from the Company's senior management and from the Company's independent registered public accounting firm. In addition, personnel were not properly trained on the importance of complying with the Company's Code of Business Conduct and communication through our whistle-blower hotline when normal channels were ineffective.

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of the material weaknesses described above, there were no changes during the year ended December 31, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan and Status for Material Weaknesses

The Company's management, under the oversight of the Audit Committee, began improving in 2021 and continues to improve the Company's internal control over financial reporting to remediate the material weaknesses as of December 31, 2020 previously disclosed by the Company and the ongoing material weaknesses as of December 31, 2021 described above. Remediation of the identified material weaknesses and strengthening our internal control environment required a substantial effort throughout 2021, and is expected to continue to require a substantial effort in 2022. The Company will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The current plans, and actions already undertaken, by the Company’s management, along with personnel within the division of its Electrical Products segment, include the following:

Control Environment

The Company's management has already undertaken certain steps to set the proper tone-at-the-top and to develop and maintain an effective internal control environment both Company-wide and within the division of our Electrical Products segment, among others:

•The Company's management has further promoted and communicated the importance of its core values of Teamwork, Respect, Integrity and Commitment Company-wide via consistent messaging by our Executive Chairman, and other key leaders in staff and leadership meetings, communications in employee newsletters and emails, and through company-wide contests in which employees nominated fellow employees who embody each of the core values and the winners received monetary awards.
•Beginning in March 2020, the Company launched a Company-wide training and education program for its accounting and finance teams across all its businesses which includes an emphasis on internal control over financial reporting. The training program, which is led by an expert on accounting, tax and business topics, has been expanded in 2022 to monthly sessions.
•Since early 2020, the division of our Electrical Products business has undergone personnel changes, including the hiring of a new president, chief financial officer, controller and director of human resources, to ensure a proper, consistent tone is communicated within that business, with distinct emphasis on the expectation that previously identified control deficiencies, including technology controls, will be remediated.
•The Company has engaged a leading professional services firm which reviewed the Company’s Sarbanes-Oxley program and assisted the Company's management with enhancing its overall, Company-wide risk assessment process.

Control Activities

The division of the Company's Electrical Products business has already undertaken certain steps to improve its control activities, among others:

•Management of the division of our Electrical Products business has designed and implemented enhanced procedures and controls over the period-end close process and related documentation including, but not limited to review and approval of manual journal entries, account rollforwards and reconciliations.
•Management of the division of our Electrical Products business has enhanced the journal entry preparation and review process to validate that all appropriate support is included and is complete and accurate, and all review steps are evidenced.

Actions to be taken and expected to be completed during 2022 to improve control activities both Company-wide and within the division of our Electrical Products business include the following:

•The Company's management has designed and begun implementing increased and enhanced balance sheet reviews of its businesses to allow more focus on the account reconciliation and internal control processes, and greater review of areas of significant accounting estimates, significant accounting judgements and areas of higher risk. The objective is that beginning, in 2022, all significant businesses will be subject to annual reviews.
•The Company's management plans to update the Company's existing accounting policies and design and implement additional formal accounting policies and procedures to eliminate the risk of subjective judgments where possible, and to ensure transactions are properly initiated, recorded, processed, reported and appropriately authorized and approved Company-wide across key business and financial processes.
•The Company will continue to evaluate and hire new finance team members with the appropriate experience, certifications, education and training for key financial reporting and accounting positions. The Company's management believes that the addition of skilled personnel will help to facilitate adherence to policies, procedures and controls to strengthen our control environment. During the first half of calendar 2022, the Corporate Controller’s group of the Company will add key finance positions related to internal controls and technical accounting.
•The Company plans to implement a financial close technology across its businesses, which among other things will allow for automation of certain close processes, built-in system controls, and greater organizational standardization and policies around the close process. The financial close technology will provide management with increased visibility of the business close processes.

Information and Communication

Actions to be taken and expected to be completed during 2022 to enhance information and communication Company-wide include the following:

•In the fourth quarter of 2021, the Company implemented a new annual Company-wide Code of Conduct training to ensure that all employees understand the Company’s standards, rules and expectations to ensure compliance, as well as Company-wide training to promote greater awareness and use of the Company’s whistleblower program.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of Steel Partners Holdings L.P.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Steel Partners Holdings L.P. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 10, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:
•The Company did not maintain an effective control environment as evidenced by: (i) an inappropriate tone from the former management team and override of internal controls at the division of its Electrical Products business; (ii) accounting personnel at the division of its Electrical Products business not following established Company accounting policies, controls and procedures; (iii) a lack of accountability for the performance of internal control over financial reporting responsibilities at the division; and (iv) lack of appropriate application, prioritization and timely implementation of corrective activities.

•The Company did not have control activities that were designed and operating effectively at the division of its Electrical Products business as evidenced by: (i) inadequate documentation and support for and/or untimely preparation and review of account reconciliations; (ii) improper segregation of duties, including IT access controls; (iii) failure to perform independent review of recorded accounting entries and accounting analyses; and (iv) weaknesses in information systems requiring management intervention through the manual creation of queries, spreadsheets and ad hoc analysis.
•Communication and information from the division of the Company's Electronic Products business was withheld from the Company's senior management and from the Company's independent registered public accounting firm. In addition, personnel were not properly trained on the importance of complying with the Company's Code of Business Conduct and communication through the Company's whistle-blower hotline when normal channels were ineffective.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit the consolidated financial statements as of and for the year ended December 31, 2021, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 10, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10, which will be included in the Company's definitive proxy statement for the solicitation of proxies for its 2022 Annual Meeting of Limited Partners, to be filed with the SEC pursuant to Schedule 14A within 120 days of the end of the Company's fiscal year (the “2022 Proxy Statement”), is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 included in the 2022 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 included in the 2022 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 from the 2022 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 from the 2022 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)    Financial Statements - The following financial statements of Steel Partners Holdings L.P., and subsidiaries, are included in Part II, Item 8 of this Report:

Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the years ended December 31, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020
Consolidated Statements of Changes in Capital for the years ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
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

4.2
Description of Steel Partners Holdings L.P.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to Steel Partners Holdings L.P.’s Annual Report on Form 10-K, filed on April 13, 2021).

10.1**
Amended and Restated Credit Agreement, dated as of December 29, among SPH Group Holdings LLC, Steel Excel Inc. and IGo, Inc., as Borrowers, PNC Bank, National Association, in its capacity as administrative agent, the lenders party thereto, and certain of the Borrowers’ affiliates in their capacities as guarantors (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.’s Current Report on Form 8-K, filed on December 29, 2021).

10.2
Sixth Amended and Restated Management Agreement by and between SP Corporate Services LLC and SP General Services LLC, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 13, 2015).

10.3
Incentive Unit Agreement by and between Steel Partners Holdings L.P. and SPH SPV-I LLC, effective as of May 11, 2012 (incorporated by reference to Exhibit 10.2 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed January 13, 2015).

10.4+	Amendment to Incentive Unit Agreement by and between Steel Partners Holdings L.P. and SPH SPV-I LLC, effective as of February 18, 2022.
10.5*+	Steel Partners Holdings L.P. Second Amended & Restated 2018 Incentive Award Plan.
10.6*
Steel Partners Holdings L.P. Second Amended and Restated 2018 Incentive Award Plan Form Restricted Unit Agreement (incorporated by reference to Exhibit 10.10 to Steel Partners Holdings L.P.’s Annual Report on Form 10-K, filed April 13, 2021).

10.7*
Steel Partners Holdings L.P. Second Amended and Restated 2018 Incentive Award Plan Form Restricted Unit Agreement (Directors) (incorporated by reference to Exhibit 10.2 to Steel Partners Holdings L.P.’s Quarterly Report on Form 10-Q, filed August 5, 2021).

10.8*
Steel Partners Holdings L.P. Second Amended and Restated 2018 Incentive Award Plan Form Restricted Unit Agreement (incorporated by reference to Exhibit 10.3 to Steel Partners Holdings L.P.’s Quarterly Report on Form 10-Q, filed August 5, 2021).

10.9
Preferred Stock Purchase Agreement dated as of December 15, 2017, by and between ModusLink Global Solutions, Inc. and SPH Group Holdings LLC. (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed December 19, 2017).

21.1+	Subsidiaries of Steel Partners Holdings L.P.
23.1+	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
24.1+	Power of Attorney (included in the signature page)
31.1+	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).
+ Filed herewith.
# Furnished herewith.

* Management contract or compensatory plan or arrangement.
** Schedules and exhibits have been omitted pursuant to Item 601 (a)(5) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	STEEL PARTNERS HOLDINGS L.P.
March 10, 2022
	By:	Steel Partners Holdings GP Inc.
Its General Partner

	By:	/s/ Warren G. Lichtenstein
Warren G. Lichtenstein
Executive Chairman

POWER OF ATTORNEY

Each of the undersigned do hereby appoint Warren G. Lichtenstein and Jason Wong, and each of them severally, his or her true and lawful attorney to execute on behalf of the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated with respect to Steel Partners Holdings GP Inc., the general partner of Steel Partners Holdings L.P., and on behalf of the registrant and on the dates indicated below:

By:	/s/ Warren G. Lichtenstein	March 10, 2022
	Warren G. Lichtenstein, Executive Chairman	Date
(Principal Executive Officer)

By:	/s/ Jason Wong	March 10, 2022
	Jason Wong, Chief Financial Officer	Date
(Principal Financial Officer)

By:	/s/ Gary W. Tankard	March 10, 2022
	Gary W. Tankard, Chief Accounting Officer	Date
(Principal Accounting Officer)

By:	/s/ Jack L. Howard	March 10, 2022
	Jack L. Howard, Director	Date

By:	/s/ James Benenson III	March 10, 2022
	James Benenson III, Director	Date

By:	/s/ Eric P. Karros	March 10, 2022
	Eric P. Karros, Director	Date

By:	/s/ John P. McNiff	March 10, 2022
	John P. McNiff, Director	Date

By:	/s/ General Richard I. Neal	March 10, 2022
	General Richard I. Neal, Director	Date

By:	/s/ Lon Rosen	March 10, 2022
	Lon Rosen, Director	Date

By:	/s/ Rory Tahari	March 10, 2022
	Rory Tahari, Director	Date