Form 10-Q
period 2022-03-31
STEEL PARTNERS HOLDINGS L.P.
filed 2022-05-05
CIK 1452857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The number of common units outstanding as of May 2, 2022 was 20,715,251.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except common units)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$201,432	$325,363
Trade and other receivables - net of allowance for doubtful accounts of $3,121 and $3,510, respectively	217,208	193,976
Receivables from related parties	3,471	2,944
Loans receivable, including loans held for sale of $253,311 and $198,632, respectively, net	625,800	529,529
Inventories, net	196,989	184,271
Prepaid expenses and other current assets	46,397	48,019
Assets held for sale	75,224	—
Total current assets	1,366,521	1,284,102
Long-term loans receivable, net	411,690	511,444
Goodwill	122,855	148,018
Other intangible assets, net	103,637	119,830
Other non-current assets	92,376	79,143
Property, plant and equipment, net	228,180	234,976
Operating lease right-of-use assets	32,464	36,636
Long-term investments	228,226	261,080
Total Assets	$2,585,949	$2,675,229
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$154,546	$123,282
Accrued liabilities	92,471	86,848
Deposits	457,708	447,152
Payables to related parties	2,031	1,885
Short-term debt	482	100
Current portion of long-term debt	1,046	1,071
Other current liabilities	56,366	54,674
Liabilities held for sale	18,394	—
Total current liabilities	783,044	715,012
Long-term deposits	361,924	377,735
Long-term debt	268,050	269,850
Other borrowings	215,881	333,963
Preferred unit liability	150,231	149,570
Accrued pension liabilities	78,502	82,376
Deferred tax liabilities	12,043	13,674
Long-term operating lease liabilities	24,907	27,511
Other non-current liabilities	37,142	36,490
Total Liabilities	1,931,724	2,006,181
Commitments and Contingencies
Capital:
Partners' capital common units: 20,712,071 and 21,018,009 issued and outstanding (after deducting 17,079,555 and 16,810,932 units held in treasury, at cost of $274,702 and $264,284), respectively	785,464	795,140
Accumulated other comprehensive loss	(132,262)	(131,803)
Total Partners' Capital	653,202	663,337
Noncontrolling interests in consolidated entities	1,023	5,711
Total Capital	654,225	669,048
Total Liabilities and Capital	$2,585,949	$2,675,229
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Diversified Industrial net sales	$327,249	$248,489
Energy net revenue	38,317	32,086
Financial Services revenue	40,179	33,918
Total revenue	405,745	314,493
Costs and expenses:
Cost of goods sold	268,170	208,685
Selling, general and administrative expenses	86,124	68,800
Asset impairment charge	403	—
Finance interest expense	1,164	2,232
Provision for (benefit from) loan losses	1,282	(715)
Interest expense	4,524	5,466
Realized and unrealized losses on securities, net	27,726	23,249
Other income, net	(441)	(35,039)
Total costs and expenses	388,952	272,678
Income from operations before income taxes and equity method investments	16,793	41,815
Income tax provision	7,609	14,594
Loss (income) of associated companies, net of taxes	4,643	(26,121)
Net income	4,541	53,342
Net loss (income) attributable to noncontrolling interests in consolidated entities	24	(391)
Net income attributable to common unitholders	$4,565	$52,951
Net income per common unit - basic
Net income attributable to common unitholders	$0.21	$2.34
Net income per common unit - diluted
Net income attributable to common unitholders	$0.20	$1.60
Weighted-average number of common units outstanding - basic	22,209,071	22,619,764
Weighted-average number of common units outstanding - diluted	22,643,016	34,930,146
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$4,541	$53,342
Other comprehensive loss, net of taxes:
Currency translation adjustments	(459)	(217)
Other comprehensive loss	(459)	(217)
Comprehensive income	4,082	53,125
Comprehensive loss (income) attributable to noncontrolling interests	24	(391)
Comprehensive income attributable to common unitholders	$4,106	$52,734
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(Unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2021	37,828,941	(16,810,932)	$(264,284)	$795,140	$(131,803)	$663,337	$5,711	$669,048
Net income (loss)	—	—	—	4,565	—	4,565	(24)	4,541
Currency translation adjustments	—	—	—	—	(459)	(459)	—	(459)
Equity compensation - restricted units	(37,315)	—	—	119	—	119	—	119
Purchases of SPLP common units	—	(268,623)	(10,418)	(10,418)	—	(10,418)	—	(10,418)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	(3,942)	—	(3,942)	(4,664)	(8,606)
Balance as of March 31, 2022	37,791,626	(17,079,555)	$(274,702)	$785,464	$(132,262)	$653,202	$1,023	$654,225

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2020	37,837,439	(14,916,635)	$(219,245)	$707,309	$(172,649)	$534,660	$4,562	$539,222
Net income	—	—	—	52,951	—	52,951	391	53,342
Currency translation adjustments	—	—	—	—	(217)	(217)	—	(217)
Equity compensation - restricted units	28,588	—	—	363	—	363	—	363
Balance as of March 31, 2021	37,866,027	(14,916,635)	$(219,245)	$760,623	$(172,866)	$587,757	$4,953	$592,710

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$4,541	$53,342
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Provision for (benefit from) loan losses	1,282	(715)
Loss (income) of associated companies, net of taxes	4,643	(26,121)
Realized and unrealized losses on securities, net	27,726	23,249
Gain on sale of Edge business	—	(8,096)
Gain on sale of property, plant and equipment	—	(6,646)
Derivative gains on economic interests in loans	(1,030)	(1,453)
Deferred income taxes	(1,106)	10,626
Depreciation and amortization	14,163	15,129
Non-cash lease expense	2,496	3,025
Equity-based compensation	119	363
Other	(1,147)	(181)
Net change in operating assets and liabilities:
Trade and other receivables	(36,357)	(24,633)
Inventories	(22,474)	(16,246)
Prepaid expenses and other assets	(5,443)	1,074
Accounts payable, accrued and other liabilities	53,956	(12,343)
Net increase in loans held for sale	(54,679)	(3,145)
Net cash (used in) provided by operating activities	(13,310)	7,229
Cash flows from investing activities:
Purchases of investments	(19,015)	(1,000)
Proceeds from sales of investments	—	24,086
Proceeds from maturities of investments	5,364	2,005
Loan originations, net of collections	56,879	(397,129)
Purchases of property, plant and equipment	(7,746)	(4,901)
Proceeds from sale of property, plant and equipment	—	6,979
Proceeds from sale of Edge business	—	16,000
Net cash provided by (used in) investing activities	35,482	(353,960)
Cash flows from financing activities:
Net revolver repayments	(1,419)	(36,994)
Repayments of term loans	(25)	(2,538)
Purchases of the Company's common units	(10,418)	—
Net (decrease) increase in other borrowings	(117,733)	376,211
Distribution to preferred unitholders	(2,408)	(2,408)
Purchase of subsidiary shares from noncontrolling interest	(8,606)	—
Net (decrease) increase in deposits	(5,255)	77,524
Net cash (used in) provided by financing activities	(145,864)	411,795
Net change for the period	(123,692)	65,064
Effect of exchange rate changes on cash and cash equivalents	(239)	(614)
Cash, cash equivalents and restricted cash at beginning of period	325,363	135,788
Cash, cash equivalents and restricted cash at end of period	$201,432	$200,238
See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All amounts used in the Notes to Consolidated Financial Statements are in thousands, except common and preferred units, per common and preferred unit, share and per share data.

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of the Business

Steel Partners Holdings L.P. ("we," "our," "SPLP" or "Company") is a diversified global holding company that engages in multiple businesses through consolidated subsidiaries and other interests. It owns and operates businesses and has significant interests in various companies, including diversified industrial products, energy, defense, supply chain management and logistics, banking and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy and Financial Services, which are managed separately and offer different products and services. For additional details related to the Company's reportable segments, see Note 18 - "Segment Information." Steel Partners Holdings GP Inc. ("SPH GP"), a Delaware corporation, is the general partner of SPLP and is wholly-owned by SPLP. The Company is managed by SP General Services LLC ("Manager"), pursuant to the terms of an amended and restated management agreement ("Management Agreement") discussed in further detail in Note 17 - "Related Party Transactions."

Impact of the Ongoing Novel Coronavirus ("COVID-19") Pandemic

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

As of the date of this filing, for the period ended March 31, 2022, the Company has not experienced any significant disruptions to its businesses as compared to the same period in the prior fiscal year. The Company experienced adverse impacts to its consolidated financial results for the fiscal year ended December 31, 2020. Despite indications of economic recovery, the severity of the impact of the COVID-19 pandemic on the Company’s business in 2022 and beyond will depend on a number of uncertain factors and trends. Such factors and trends include, but are not limited to: the duration and severity of the virus and its current variants; the emergence of new variant strains; the availability and widespread use of vaccines; the impact of the global business and economic environment on liquidity and the availability of capital; and governmental actions that have been taken, or may be taken in the future, to mitigate adverse economic or other impacts or to mitigate the spread of the virus and its variants. The Company continues to monitor for any developments or updates to COVID-19 guidelines from public health and governmental authorities, as well as the protection of the health and safety of its personnel, and is continuously working to ensure that its health and safety protocols, business continuity plans and crisis management protocols are in place to help mitigate any negative impacts of the COVID-19 pandemic on the Company’s employees, business or operations.

Basis of Presentation

The accompanying unaudited consolidated financial statements as of March 31, 2022 and for the three-month periods ended March 31, 2022 and 2021, which have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods, include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected herein. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Annual Report” or “Form 10-K”), from which the consolidated balance sheet as of December 31, 2021 has been derived.

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

Held for Sale

As of March 31, 2022, the Company classified certain assets and liabilities as held for sale in our consolidated balance sheet, related to the divestiture of SL Power Electronics Corporation ("SLPE"), a subsidiary in the Diversified Industrial segment. For more information, see Note 4 - "Acquisition and Divestitures" and Note 21, - “Subsequent Events” below, and “Significant Developments—Disposition of SPLE” under Part I. Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I of this Form 10-Q.

Accounting Standards Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 provides entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, that are within the scope of Subtopic 326-20, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. The new standards were to be effective for the Company's 2020 fiscal year. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This new standard amended the effective date of Topic 326 for smaller reporting companies until January 1, 2023. A company's determination about whether it is eligible to be a smaller reporting company is based on its most recent determination as of November 15, 2019, in accordance with SEC regulations. As of this date, the Company met the SEC definition of a smaller reporting company. Therefore, the Company will adopt Topic 326 beginning January 1, 2023. The Company is currently evaluating the potential impact of this new guidance; however, it expects that it could have a significant impact on the Company's allowance for loan losses ("ALLL").

2. REVENUES

Disaggregation of Revenues

Revenues are disaggregated at the Company's segment level since the segment categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. For additional details related to the Company's reportable segments, see Note 18 - "Segment Information."

The following table presents the Company's revenues disaggregated by geography for the three months ended March 31, 2022 and 2021. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Three Months Ended March 31,
	2022	2021
United States	$384,270	$295,868
Foreign	21,475	18,625
Total revenue	$405,745	$314,493

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections result in billed trade receivables, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the contract asset balance was $12,619 and $12,014, respectively.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts that are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheets, based on the timing of when the Company expects to recognize revenue.

Contract Liabilities
Balance at December 31, 2021	$3,396
Deferral of revenue	431
Recognition of unearned revenue	(617)
Balance at March 31, 2022	$3,210

Balance at December 31, 2020	$7,707
Deferral of revenue	6,044
Recognition of unearned revenue	(5,649)
Balance at March 31, 2021	$8,102

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

4. ACQUISITION AND DIVESTITURES

2022 Noncontrolling Interest Acquisition

On January 7, 2022, the Company entered into stock purchase agreements with certain stockholders of iGo, Inc. ("iGo") to purchase such stockholders’ shares of iGo common stock at $5.50 per share in cash. Following the acquisition of such shares, the Company owned more than 90% of iGo’s outstanding shares. On January 14, 2022, iGo merged with a subsidiary of the Company ("Merger") without a vote or meeting of iGo's stockholders pursuant to the short-form merger provisions under the Delaware General Corporation Law. All remaining shares of iGo common stock not owned by the Company immediately prior to the Merger were converted into the right to receive $5.50 per share in cash, and the Company acquired all iGo shares it previously did not own for approximately $8,606. Upon completion of the Merger, iGo became a wholly-owned subsidiary of the Company.

Held for Sale

SLPE is classified as held for sale as of March 31, 2022. SLPE, which is within the Company’s Diversified Industrial Segment, designs, manufactures, and markets power conversion solutions for original equipment manufacturers in the medical, lighting, audio-visual, controls, and industrial sectors. On April 25, 2022, the Company closed the transaction for the sale of SLPE, to AEI US Subsidiary LLC, a subsidiary of Advanced Energy Industries, Inc. For more information, see Note 4 - "Acquisition and Divestitures" and Note 21 – "Subsequent Events" below, and "Significant Developments—Disposition of SPLE" under Part I. Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part I of this Form 10-Q. SLPE recognized net sales of $65,974 and income before taxes of $5,120 for the year ended December 31, 2021. The major classes of assets and liabilities included as held for sale related to SLPE are presented in the table below.

Assets	March 31, 2022
Current assets:
Cash and cash equivalents	$6,596
Trade and other receivables	12,273
Inventories, net	9,537
Prepaid expenses and other current assets	435
Total current assets	28,841
Goodwill	25,157
Other intangibles, Net	11,950
Other non-current assets	4,297
Property, plant and equipment, net	4,979
Total assets classified as held for sale	$75,224
Liabilities
Current liabilities:
Accounts payable	$8,365
Accrued liabilities	4,817
Other current liabilities	1,875
Total current liabilities	15,057
Long-term operating lease liabilities	2,961
Other non-current liabilities	376
Total liabilities classified as held for sale	$18,394

2021 Divestiture of Edge Business

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

5. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classifications of Loans receivable, including loans held for sale, held by WebBank as of March 31, 2022 and December 31, 2021 are as follows:

	Total				Current		Non-current
	March 31, 2022	%	December 31, 2021	%	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Loans held for sale	$253,311		$198,632		$253,311	$198,632	$—	$—

Commercial real estate loans	$783	—%	$663	—%	—	—	783	663
Commercial and industrial	730,734	92%	779,536	91%	340,314	293,965	390,420	485,571
Consumer loans	66,478	8%	76,067	9%	45,991	50,857	20,487	25,210
Total loans	797,995	100%	856,266	100%	386,305	344,822	411,690	511,444
Less:
Allowance for loan losses	(13,816)		(13,925)		(13,816)	(13,925)	—	—
Total loans receivable, net	$784,179		$842,341		372,489	330,897	411,690	511,444
Loans receivable, including loans held for sale (a)					$625,800	$529,529	$411,690	$511,444
(a)    The carrying value of loans receivable, including loans held for sale, is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, was $1,036,899 and $1,041,459 as of March 31, 2022 and December 31, 2021, respectively.

Loans with a carrying value of approximately $155,332 and $167,437 were pledged as collateral for potential borrowings as of March 31, 2022 and December 31, 2021, respectively. WebBank serviced $2,764 and $2,780 in loans for others as of March 31, 2022 and December 31, 2021, respectively.

WebBank sold loans classified as loans held for sale of $3,006,100 and $2,208,754 during the three months ended March 31, 2022 and 2021, respectively. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of consumer and small business loans. Amounts added to loans held for sale during the same periods were $3,072,573 and $2,213,886, respectively. The increase in sold loans classified as held for sale as of March 31, 2022 reflects decreased lending during the prior period, March 31, 2021, related to the COVID-19 pandemic.

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
•Value of underlying collateral

Changes in the level of the ALLL reflect changes in these factors. The magnitude of the impact of each of these factors on the qualitative assessment of the ALLL changes from quarter to quarter according to the extent these factors are already reflected in historic loss rates and according to the extent these factors diverge from one another. Also considered is the uncertainty inherent in the estimation process when evaluating the ALLL. WebBank's ALLL decreased $109, or 1%, during the three months ended March 31, 2022. WebBank continues to monitor the impact of the current economic environment, including potential future negative impacts to its loan portfolio.

Changes in the ALLL are summarized as follows:

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2021	$23	$9,205	$4,697	$13,925
Charge-offs	—	(947)	(1,273)	(2,220)
Recoveries	7	415	407	829
(Benefit) Provision	(5)	648	639	1,282
March 31, 2022	$25	$9,321	$4,470	$13,816

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2020	$22	$9,293	$17,744	$27,059
Charge-offs	—	(3,607)	(3,669)	(7,276)
Recoveries	6	514	396	916
(Benefit) Provision	(6)	1,038	(1,747)	(715)
March 31, 2021	$22	$7,238	$12,724	$19,984

The ALLL and outstanding loan balances according to the Company's impairment method are summarized as follows:

March 31, 2022	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$9	$77	$—	$86
Collectively evaluated for impairment	16	9,244	4,470	13,730
Total	$25	$9,321	$4,470	$13,816
Outstanding loan balances:
Individually evaluated for impairment	$9	$953	$—	$962
Collectively evaluated for impairment	774	729,781	66,478	797,033
Total	$783	$730,734	$66,478	$797,995

December 31, 2021	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$9	$152	$—	$161
Collectively evaluated for impairment	14	9,053	4,697	13,764
Total	$23	$9,205	$4,697	$13,925
Outstanding loan balances:
Individually evaluated for impairment	$9	$2,079	$—	$2,088
Collectively evaluated for impairment	654	777,457	76,067	854,178
Total	$663	$779,536	$76,067	$856,266

Nonaccrual and Past Due Loans

Commercial and industrial loans past due 90 days or more and still accruing interest were $4,050 and $3,037 at March 31, 2022 and December 31, 2021, respectively. Consumer loans past due 90 days or more and still accruing interest were $310 and $460 at March 31, 2022 and December 31, 2021, respectively. The Company did not have any nonaccrual loans at March 31, 2022 or December 31, 2021.

Past due loans (accruing and nonaccruing) are summarized as follows:

March 31, 2022	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$783	$—	$—	$—	$783	$—	$—
Commercial and industrial	721,454	5,230	4,050	9,280	730,734	4,050	—
Consumer loans	64,998	1,170	310	1,480	66,478	310	—
Total loans	$787,235	$6,400	$4,360	$10,760	$797,995	$4,360	$—

December 31, 2021	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$663	$—	$—	$—	$663	$—	$—
Commercial and industrial	772,157	4,342	3,037	7,379	779,536	3,037	—
Consumer loans	74,292	1,315	460	1,775	76,067	460	—
Total loans	$847,112	$5,657	$3,497	$9,154	$856,266	$3,497	$—
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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

March 31, 2022	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$774	$—	$9	$—	$783
Commercial and industrial	567,226	158,938	3,617	953	—	730,734
Consumer loans	66,478	—	—	—	—	66,478
Total loans	$633,704	$159,712	$3,617	$962	$—	$797,995

December 31, 2021	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$654	$—	$9	$—	$663
Commercial and industrial	308,443	465,333	3,681	2,079	—	779,536
Consumer loans	76,067	—	—	—	—	76,067
Total loans	$384,510	$465,987	$3,681	$2,088	$—	$856,266

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. When loans are impaired, an estimate of the amount of the balance that is impaired is made. A specific reserve is assigned to the loan based on the estimated present value of the loan's future cash flows discounted at the loan's effective interest rate, the observable market price of the loan or the fair value of the loan's underlying collateral less the cost to sell. When the impairment is based on the fair value of the loan's underlying collateral, the portion of the balance that is impaired is charged off, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, in accordance with the contractual loan agreement. WebBank recognized $26 and $17 on impaired loans for the three months ended March 31, 2022 and 2021, respectively. Payments received on impaired loans that are nonaccruing are not recognized in interest income, but are applied as a reduction of the principal outstanding. Payments are recognized when cash is received. Information on impaired loans is summarized as follows:

		Recorded Investment
March 31, 2022	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$9	$—	$9	$9	$9	$9
Commercial and industrial	953	—	953	953	77	1,003
Total loans	$962	$—	$962	$962	$86	$1,012

		Recorded Investment
December 31, 2021	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$9	$—	$9	$9	$9	$10
Commercial and industrial	2,079	—	2,079	2,079	152	2,468
Total loans	$2,088	$—	$2,088	$2,088	$161	$2,478

During the three months ended March 31, 2022, WebBank did not issue new loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The existing loans were funded by the PPP Liquidity Facility, have terms of between two and five years, and their repayment is guaranteed by the SBA. Payments by borrowers on the loans can begin up to 16 months after the note date, and interest will continue to accrue during the 16-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. The PPP loans are included in Commercial and industrial loans in the table above. As of March 31, 2022, the total PPP loans and associated liabilities were $214,500 and $215,881, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of March 31, 2022. As of December 31, 2021, the total PPP loans and associated liabilities were $328,713 and $333,963, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of December 31, 2021. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan. The Bank has received forgiveness payments from the SBA and received payments from borrowers of $114,843 during the three months ended March 31, 2022.

The Company is offering loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with the interagency statement issued by the federal banking agencies provides that loan modifications made in response to COVID-19 do not need to be accounted for as a troubled debt restructuring ("TDR"). Accordingly, the Company does not account for such loan modifications as TDRs. The Company's loan modifications allow for payment deferrals, payment reduction, and settlements amongst others. As of March 31, 2022, the Company had granted loan modifications on $5,485 of loans. The loan modification program is ongoing and additional loans continue to be granted modifications. The Company granted approximately $6,169 short–term deferments on loan balances of $5,485, which represent 0.69% of total loan balances as of March 31, 2022. These loan modifications are not classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms.

6. INVENTORIES, NET

A summary of Inventories, net is as follows:

	March 31, 2022	December 31, 2021
Finished products	$54,993	$48,801
In-process	42,429	37,024
Raw materials	61,196	62,207
Fine and fabricated precious metal in various stages of completion	40,230	37,707
	198,848	185,739
LIFO reserve	(1,859)	(1,468)
Total	$196,989	$184,271

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

The Company obtains certain precious metals under a fee consignment agreement. As of March 31, 2022 and December 31, 2021, the Company had approximately $32,105 and $30,751, respectively, of precious metals, principally silver, under consignment, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount recorded in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

The Company continues to monitor the impact of COVID-19 on our customers and our inventory levels and related reserves.

	March 31, 2022	December 31, 2021
Supplemental inventory information:
Precious metals stated at LIFO cost	$3,767	$3,409
Precious metals stated under non-LIFO cost methods, primarily at fair value	$34,604	$32,830
Market value per ounce:
Silver	$25.43	$23.32
Gold	$1,954.91	$1,827.90
Palladium	$2,391.73	$1,915.07

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A summary of the change in the carrying amount of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Financial Services	Corporate and Other	Total
Balance as of December 31, 2021
Gross goodwill	$180,347	$67,143	$6,515	$81	$254,086
Accumulated impairments	(41,278)	(64,790)	—	—	(106,068)
Net goodwill	139,069	2,353	6,515	81	148,018
Currency translation adjustments	(6)	—	—	—	(6)
Assets held for sale(a)	(25,157)	—	—	—	(25,157)
Balance as of March 31, 2022
Gross goodwill	155,184	67,143	6,515	81	228,923
Accumulated impairments	(41,278)	(64,790)	—	—	(106,068)
Net goodwill	$113,906	$2,353	$6,515	$81	$122,855
(a)    The SLPE business is classified as held for sale. See Note 4 - "Acquisition and Divestitures."

A summary of Other intangible assets, net is as follows:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$190,467	$125,240	$65,227	$212,589	$134,876	$77,713
Trademarks, trade names and brand names	46,576	20,491	26,085	50,477	21,516	28,961
Developed technology, patents and patent applications	32,587	21,961	10,626	32,554	21,519	11,035
Other	16,256	14,557	1,699	18,766	16,645	2,121
Total	$285,886	$182,249	$103,637	$314,386	$194,556	$119,830

Trademarks with indefinite lives as of both March 31, 2022 and December 31, 2021 were $11,796 and $11,726, respectively. Amortization expense related to intangible assets was $4,264 and $4,768 for the three months ended March 31, 2022 and 2021, respectively.

Based on gross carrying amounts at March 31, 2022, the Company's estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2022 through 2026 is presented in the table below.

	Year Ending December 31,
	2022	2023	2024	2025	2026
Estimated amortization expense	15,101	14,097	13,525	12,113	10,072

8. INVESTMENTS

The following table summarizes the Company's long-term investments as of March 31, 2022 and December 31, 2021.

	Ownership %		Long-Term Investments Balance
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Aerojet Rocketdyne Holdings, Inc. (a)	4.9%	4.9%	$156,992	$184,678
Other long-term investments			1,810	1,850
Steel Connect, Inc. ("STCN") convertible notes (b)			14,474	14,841
STCN preferred stock (c)			33,858	34,255
STCN common stock	30.1%	30.1%	21,092	25,456
Total			$228,226	$261,080

(a)    Gross unrealized gains for Aerojet Rocketdyne Holdings, Inc. ("Aerojet") totaled $145,881 and $174,380 at March 31, 2022 and 2021, respectively. In December 2020, Aerojet's Board of Directors declared a one-time cash dividend of $5.00 per share (the "Pre-Closing Dividend") which was paid on March 24, 2021 to the holders of Aerojet's shares as of the close of business on March 10, 2021. During the three months ended March 31, 2021, the Company recognized the $19,740 Aerojet one-time dividend in Other income, net.
(b)    Represents investment in STCN convertible notes, which the Company accounts for under the fair value option with changes in fair value recognized in the Company's consolidated statements of operations. The Company entered into a convertible note with STCN ("STCN Note") on February 28, 2019, which matures on March 1, 2024. The cost basis of the STCN Note totaled $14,943 as of both March 31, 2022 and December 31, 2021. The STCN Note is convertible into shares of STCN's common stock at an initial conversion rate of 421.2655 shares of common stock per $1,000 principal amount of the STCN Note (which is equivalent to an initial conversion price of approximately $2.37 per share), subject to adjustment upon the occurrence of certain events. The STCN Note, if converted as of March 31, 2022, when combined with STCN common and preferred shares, also if converted, owned by the Company, would result in the Company having a direct interest of approximately 50.0% of STCN's outstanding shares.
(c)    Represents investment in shares of STCN preferred stock, which the Company accounts for under the fair value option with changes in fair value recognized in the Company's consolidated statements of operations. The investment in STCN preferred stock had a cost basis of $35,688 at March 31, 2022 and December 31, 2021. Each share of preferred stock can be converted into shares of STCN's common stock at an initial conversion price equal to $1.96 per share, subject to adjustment upon the occurrence of certain events.

	Loss (Income) of Associated Companies, Net of Taxes
	Three Months Ended March 31,
	2022	2021
STCN convertible notes	$367	$(587)
STCN preferred stock	400	(2,457)
STCN common stock	3,876	(19,178)
Aviat common stock (a)	—	(3,899)
Total	$4,643	$(26,121)
(a)    During the three months ended March 31, 2021, the Company sold its remaining investment in Aviat for total proceeds of approximately $24,100.

The amounts of unrealized losses for the three months ended March 31, 2022 and 2021 that relate to equity securities still held as of March 31, 2022 and 2021, respectively, are as follows:

	Three Months Ended March 31,
	2022	2021
Net losses recognized during the period on equity securities	$(27,726)	$(23,249)
Less: Net losses recognized during the period on equity securities sold during the period	—	(7)
Unrealized losses recognized during the period on equity securities still held at the end of the period	$(27,726)	$(23,242)

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

STCN is a publicly-traded holding company, whose wholly-owned subsidiary, ModusLink Corporation, serves the supply chain management market. On February 25, 2022, STCN announced the full disposition of its former wholly-owned subsidiary, IWCO Direct Holdings, Inc. (“IWCO”), to an investor group led by affiliates of Cerberus Capital Management, L.P. (“Cerberus”), IWCO’s senior secured lender. Prior to the disposition, IWCO had approximately $361,000 outstanding under its credit facility with Cerberus that was to mature in December 2022. STCN not receive any cash consideration from the Cerberus-led investor group in exchange for the disposition of IWCO. ModusLink was unaffected by the disposition of IWCO.

The following summary (unaudited) statements of operations amounts are for STCN as of January 31, 2022 and 2021, and for the three months then ended, which are STCN's nearest corresponding full fiscal quarter to the Company's fiscal quarters ended March 31, 2022 and 2021, respectively.

	Three Months Ended Jan 31,
	2022	2021
Summary operating results:
Net revenue	$120,638	$156,047
Gross profit	$13,600	$35,850
(Loss) income from continuing operations	$(14,211)	$8,681
Net loss	$(22,977)	$(2,196)

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

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$68,583	$20	$68,603	$68,583

Contractual maturities within:
One year to five years				60,872
Five years to ten years				6,511
After ten years				1,200
Total				$68,583

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$54,932	$225	$55,157	$54,932

Contractual maturities within:
One year to five years				42,218
Five years to ten years				11,199
After ten years				1,515
Total				$54,932

WebBank regularly evaluates each HTM debt security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. If there is an other-than-temporary impairment in the fair value of any individual security classified as HTM, WebBank writes down the security to fair value with a corresponding credit loss portion charged to earnings, and the corresponding non-credit portion charged to accumulated other comprehensive income.

9. DEBT

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	March 31, 2022	December 31, 2021
Short term debt:
Foreign	$482	$100
Short-term debt	482	100
Long-term debt:
Credit Agreement	268,050	269,850
Other debt - domestic	1,046	1,071
Subtotal	269,096	270,921
Less: portion due within one year	1,046	1,071
Long-term debt	268,050	269,850
Total debt	$269,578	$271,021

As of March 31, 2022 long-term debt maturities in each of the next five years as follows:

	Total	2022	2023	2024	2025	2026	Thereafter
Long-term debt (a)	$269,096	$1,046	$—	$—	$—	$268,050	$—
(a)    As of March 31, 2022, long term debt of $1,046 is expected to mature over the following twelve months.

As of March 31, 2022, the Company's senior credit agreement, as amended and restated ("Credit Agreement") covers substantially all of the Company's subsidiaries, with the exception of WebBank, and provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the “Revolving Credit Loans”), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a foreign currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The Credit Agreement permits, under certain circumstances, to increase the aggregate principal amount of revolving credit commitments under the Credit Agreement by $300,000 plus additional amounts so long as the Leverage Ratio would not exceed 3.50:1. Borrowings bear interest, at annual rates of either Base Rate, SOFR Rate or Term RFR, at the borrowers’ option, plus an applicable margin, as set forth in the Credit Agreement. As of March 31, 2022, the Credit Agreement also provides for a commitment fee of 0.175% to be paid on unused borrowings.

The Credit Agreement contains financial covenants, including: (i) a Leverage Ratio not to exceed 4.25 to 1.00 for quarterly periods as of the end of each fiscal quarter; provided, however, that notwithstanding the foregoing, following a Material Acquisition, Borrowers shall not permit the Leverage Ratio, calculated as of the end of each of the four (4) fiscal quarters immediately following such Material Acquisition (which, for the avoidance of doubt, shall commence with the fiscal quarter in which such Material Acquisition is consummated), to exceed 4.50 to 1.00 and (ii) an Interest Coverage Ratio, calculated as of the end of each fiscal quarter, not less than 3.00 to 1.00. The Credit Agreement also contains standard representations, warranties and covenants for a transaction of this nature, including, among other things, covenants relating to: (i) financial reporting and notification; (ii) payment of obligations; (iii) compliance with law; (iv) maintenance of insurance; and (v) maintenance of properties. As of March 31, 2022 the Company was in compliance with all financial covenants under the Credit Agreement. The Company believes it will remain in compliance with the Credit Agreements covenants for the next twelve months.

The weighted average interest rate on the Credit Agreement was 1.69% at March 31, 2022. As of March 31, 2022, letters of credit totaling $9,748 had been issued under the Credit Agreement. The primary use of the Company's letters of credit are to support the performance and financial obligations for environmental matters, insurance programs and real estate leases. The Credit Agreement permits the Company to borrow for the dividends on its preferred units, pension contributions, investments, acquisitions and other general corporate expenses. Based on financial results as of March 31, 2022, the Company's total availability under the Credit Agreement, which is based upon Consolidated Adjusted EBITDA and certain covenants as described in the Credit Agreement, was approximately $322,000 as of March 31, 2022.

10. FINANCIAL INSTRUMENTS

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 15 - "Fair Value Measurements"). As of March 31, 2022, outstanding derivatives mature within three to five years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial Services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Precious Metal and Commodity Inventories

As of March 31, 2022, the Company had the following outstanding forward contracts with settlement dates through April 2022. There were no futures contracts outstanding as of March 31, 2022.

Commodity	Amount (in whole units)	Notional Value
Silver	67,001 ounces	$1,685
Gold	543 ounces	$1,056
Palladium	1,275 ounces	$3,208
Copper	335,000 pounds	$1,541
Tin	29 metric tons	$1,472

Fair Value Hedges. Certain forward contracts are accounted for as fair value hedges under ASC 815 for the Company's precious metal inventory carried at fair value. These contracts hedge 61,423 ounces (in whole units) of silver and a majority of the Company's pounds of copper. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net changes in fair value of the derivative assets and liabilities, and the changes in the fair value of the underlying hedged inventory, are recognized in the Company's consolidated statements of operations, and such amounts principally offset each other due to the effectiveness of the hedges.

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets are as follows:

	Fair Value of Derivative Assets (Liabilities)
	March 31, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as ASC 815 hedges
Commodity contracts	Accrued Liabilities	$(53)	Accrued liabilities	$(53)
Derivatives not designated as ASC 815 hedges
Commodity contracts	Other assets	$390	Accrued liabilities	$(349)
Economic interests in loans	Other non-current assets	$5,782	Other non-current assets	$6,483

The effects of fair value hedge accounting on the consolidated statements of operations for the three months ended March 31, 2022 and 2021 are not material. The effects of derivatives not designated as ASC 815 hedging instruments on the consolidated statements of operations for the three months ended March 31, 2022 and 2021 are as follows:

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
		2022	2021
Commodity contracts	Other (expense) income, net	(994)	(215)
Economic interests in loans	Financial Services revenue	1,030	1,453
Total		$36	$1,238

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

As of March 31, 2022 and December 31, 2021, WebBank's undisbursed loan commitments totaled $217,648 and $218,090, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

11. PENSION AND OTHER POST-RETIREMENT BENEFITS

The Company maintains several qualified and non-qualified pension plans and other post-retirement benefit plans. The following table presents the components of pension (income) expense for the Company's significant pension plans. The Company's other pension and post-retirement benefit plans are not significant individually or in the aggregate.

	Three Months Ended March 31,
	2022	2021
Interest cost	$2,382	$1,877
Expected return on plan assets	(6,336)	(6,321)
Amortization of actuarial loss	2,128	2,944
Total Pension (Income) Expense	$(1,826)	$(1,500)

Pension (income) expense is included in Selling, general and administrative expenses in the consolidated statements of operations. During the three months ended March 31, 2022, the Company contributed $1,918 to its pension plans. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events. The Company currently estimates it will contribute $10,400 to its pension plans during the remainder of 2022. On April 14, 2022, the Company contributed $1,918 to its pension plans.

12. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of March 31, 2022, the Company had 20,712,071 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

The Board of Directors of SPH GP, the general partner of SPLP (the "Board of SPH GP") has approved the repurchase of up to an aggregate of 7,639,870 of the Company's common units ("Repurchase Program"). The Repurchase Program, which was announced on December 7, 2016, supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. The Company repurchased 268,623 common units for an aggregate purchase price of $10,418 for the three months ended March 31, 2022. Since the inception of the Repurchase Program the Company has purchased 6,520,868 common units for an aggregate price of approximately $109,802. As of March 31, 2022, there remained 1,119,002 common units that may yet be purchased under the Repurchase Program.

Incentive Award Plan

The Company's 2018 Incentive Award Plan ("2018 Plan") provides equity-based compensation through the grant of options to purchase the Company's limited partnership units, unit appreciation rights, restricted units, phantom units, substitute awards, performance awards, other unit-based awards, and includes, as appropriate, any tandem distribution equivalent rights granted with respect to an award (collectively, "LP Units"). On May 18, 2020, the Company's unitholders approved the Amended and Restated 2018 Incentive Award Plan, which increased the number of LP Units issuable under the 2018 Plan by 500,000 to a total of 1,000,000 LP Units. On June 9, 2021, the Company's unitholders approved the Second Amended and Restated 2018 Incentive Award Plan ("Second A&R 2018 Plan"), which increased the number of LP Units issuable under the 2018 Plan by 1,000,000 to a total of 2,000,000 LP Units. The Company granted 5,000 restricted LP Units under the Second A&R 2018 Plan through the three months ended March 31, 2022. Such restricted LP Units were valued based upon the market value of the Company's LP Units on the date of grant, and collectively represent approximately $215 of unearned compensation that will be recognized as expense ratably over the vesting period of the units. The grant has a graded vesting period over three years from the date of grant.

Preferred Units

The Company's 6.0% Series A preferred units, no par value ("SPLP Preferred Units") entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared cash distributions of approximately $2,408 to preferred unitholders for both the three months ended March 31, 2022 and 2021, respectively. The SPLP Preferred Units have a term of nine years, ending February 2026, and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as non-current liabilities, including accrued interest expense, on the Company's consolidated balance sheets because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as liabilities, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of operations. As of March 31, 2022 and December 31, 2021, there were 6,422,128 SPLP Preferred Units outstanding.

On May 5, 2022, the Board of SPH GP declared a regular quarterly cash distribution of $0.375 per unit, payable June 15, 2022, to unitholders of record as of June 1, 2022, on its SPLP Preferred Units.

Accumulated Other Comprehensive Loss

Changes, net of tax, where applicable, in AOCI are as follows:

	Unrealized loss on available-for-sale debt securities	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2021	$(92)	$(13,961)	$(117,750)	$(131,803)
Net other comprehensive loss attributable to common unitholders	—	(459)	—	(459)
Balance at March 31, 2022	$(92)	$(14,420)	$(117,750)	$(132,262)

	Unrealized loss on available-for-sale securities	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2020	$(274)	$(12,828)	$(159,547)	$(172,649)
Net other comprehensive loss attributable to common unitholders	—	(217)	—	(217)
Balance at March 31, 2021	(274)	(13,045)	(159,547)	(172,866)

Incentive Unit Awards

In 2012, SPLP issued to the Manager partnership profits interests in the form of Incentive Units which entitle the holder generally to share in 15% of the increase in the equity value of the Company, based on the volume weighted average price of the Company’s common units for the 20 trading days prior to the year-end measurement date. In 2015, the Manager assigned its rights to Incentive Units to a related party, SPH SPV-I LLC (“SPH SPV-I”) pursuant to an Incentive Unit Agreement. Vesting in Incentive Units is measured annually on the last day of the Company’s fiscal year and is based upon exceeding a baseline equity value per common unit which is currently $39.26 and was determined when the most recent award vested on December 31, 2021. The number of outstanding Incentive Units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The measurement date equity value per common unit is determined by calculating the volume weighted average price of the Company’s common units for 20 trading days prior to a measurement date. If an Incentive Unit award vests as of an annual measurement date they will be issued as Class C units.

Upon vesting in Incentive Units, the baseline equity value will be recalculated as the new baseline equity value to be assessed at the next annual measurement date. If the baseline equity value is not exceeded as of an annual measurement date, then no portion of annual Incentive Units will be classified as Class C common units for that year and the baseline equity value per common unit will be the same amount as determined upon the prior vesting. The Class C units have the same rights as the LP Units, including, without limitation, with respect to partnership distributions and allocations of income, gain, loss and deduction, in all respects, except that liquidating distributions made by the Company to such holder may not exceed the amount of its capital account allocable to such Class C units and such Class C units may not be sold in the public market, until they have converted into LP Units. At such time that the amount of the capital account allocable to a Class C unit is equal to the amount of the capital account allocable to an LP Unit, such Class C unit shall convert automatically into an LP Unit. As of the annual measurement date on December 31, 2021, 1,702,059 Incentive Units vested as the Company’s volume weighted average price exceeded the then baseline equity value of $19.65, and upon vesting, were classified as Class C units. On April 13, 2022, the Company issued the 1,702,059 Class C common units to SPH SPV-I, which SPH SPV-I earned based on the Company’s performance in 2021, following the termination of the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the subsequent receipt of approval of a supplemental listing application to the New York Stock Exchange.

If March 31, 2022, were the annual measurement date, then approximately 254,000 Incentive Units would vest and be issued as Class C common units based upon the volume weighted-average price of the Company's common units for 20 trading days prior to March 31, 2022. However, pursuant to the terms to the Incentive Unit Agreement, vesting of the Incentive Units only occurs based on the value of the Company’s common units at the annual measurement date on December 31, 2022, and therefore, more, fewer or no Incentive Units may vest for 2022.

13. INCOME TAXES

The Company recorded an income tax provision of $7,609 and $14,594 for the three months ended March 31, 2022 and 2021, respectively. The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include partnership losses for which no tax benefit is recognized, tax expense related to unrealized gains and losses on investment, changes in deferred tax valuation allowances and other permanent differences. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of certain deferred tax assets will not be realized in future periods.

14. NET INCOME PER COMMON UNIT

The following data was used in computing net income per common unit shown in the Company's consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
Net income	$4,541	$53,342
Net loss (income) attributable to noncontrolling interests in consolidated entities	24	(391)
Net income attributable to common unitholders	4,565	52,951
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a)	—	3,069
Net income attributable to common unitholders – assuming dilution	$4,565	$56,020
Net income per common unit – basic
Net income attributable to common unitholders	$0.21	$2.34
Net income per common unit – diluted
Net income attributable to common unitholders	$0.20	$1.60
Denominator for net income per common unit – basic	22,209,071	22,619,764
Effect of dilutive securities:
Incentive Units	254,013	—
Unvested restricted common units	179,932	131,391
SPLP Preferred Units	—	12,178,991
Denominator for net income per common unit – diluted (b)	22,643,016	34,930,146
(a)    Assumes the SPLP Preferred Units were redeemed in common units as described in Note 12 - "Capital and Accumulated Other Comprehensive Loss."
(b)    For the three months ended March 31, 2022, the diluted per unit calculation does not include the potential impact of 4,154,974 SPLP Preferred Units, since the impact would have been anti-dilutive.

15. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of March 31, 2022 and December 31, 2021 are summarized by type of inputs applicable to the fair value measurements as follows:

March 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	178,905	—	49,321	228,226
Precious metal and commodity inventories recorded at fair value	37,149	—	—	37,149
Economic interests in loans (b)	—	—	5,782	5,782
Commodity contracts on precious metal and commodity inventories	—	390	—	390
Warrants (c)	—	—	7,633	7,633
Total	$216,054	$390	$62,736	$279,180

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$53	$—	$53
Other precious metal liabilities	33,241	—	—	33,241
Total	$33,241	$53	$—	$33,294

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	$210,995	$—	$50,085	$261,080
Precious metal and commodity inventories recorded at fair value	35,438	—	—	35,438
Economic interests in loans (b)	—	—	6,483	6,483
Warrants (c)	—	—	6,929	6,929
Total	$246,433	$—	$63,497	$309,930

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$402	$—	$402
Other precious metal liabilities	31,725	—	—	31,725
Total	$31,725	$402	$—	$32,127
(a)    For additional detail of the long-term investments see Note 8 - "Investments."
(b)    For additional detail of the economic interests in loans see Note 10 – “Financial Instruments”.
(c)     Included within Other non-current assets in the consolidated balance sheets.

There were no transfers of securities among the various measurement input levels during the three months ended March 31, 2022.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. Fair value measurements are broken down into three levels based on the reliability of inputs as follows:

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

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long Term Investments	Economic Interests in Loans	Warrants	Total
Balance as of December 31, 2021	$50,085	$6,483	$6,929	$63,497
Sales and cash collections	—	(1,731)	—	(1,731)
Realized gains	—	1,030	704	1,734
Unrealized losses	(764)	—	—	(764)
Balance as of March 31, 2022	$49,321	$5,782	$7,633	$62,736

Balance as of December 31, 2020	$48,434	$11,599	$2,618	$62,651
Sales and cash collections	—	(2,510)	(536)	(3,046)
Realized gains	—	1,453	2,878	4,331
Unrealized gains	3,062	—	—	3,062
Balance as of March 31, 2021	$51,496	$10,542	$4,960	$66,998
(a)    Unrealized gains and losses are recorded in (Income) loss of associated companies, net of taxes in the consolidated statements of operations.
(b)    Realized and unrealized gains and losses are recorded in Realized and unrealized (gains) losses on securities, net or Financial services revenue in the consolidated statements of operations.

Long-Term Investments - Valuation Techniques

The Company estimates the value of its investments in STCN preferred stock and the STCN Note using a Binomial Lattice Model and Monte Carlo simulation. Key inputs in these valuations include the trading price and volatility of STCN's common stock, the risk-free rate of return, as well as the dividend rate, conversion price, redemption date of the preferred stock and the maturity date of the STCN Note.

Marketable Securities and Other - Valuation Techniques

The Company determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities.

The Company uses the net asset value included in quarterly statements it receives in arrears from a venture capital fund to determine the fair value of such fund and determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities. The fair value of the derivatives, or economic interest in loans, held by WebBank (see Note 10 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flow analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 6.75% to 35.95%, a constant default rate of 1.89% to 21.50% and a discount rate of 1.55% to 26.09%. Warrants were primarily valued using a market approach which leveraged recent securities transactions.

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

The environmental claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs, and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues costs associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of March 31, 2022, on a consolidated basis, the Company recorded liabilities of $10,095 and $23,874 in Accrued liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet. As of December 31, 2021, on a consolidated basis, the Company recorded liabilities of $2,043 and $23,801 in Accrued Liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

Environmental Matters

Certain subsidiaries of the Company have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new findings, techniques and alternative methods.

Included among these liabilities, certain of the Company's subsidiaries have been identified as PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") or similar state statutes at sites and are parties to administrative consent orders in connection with certain properties. Those subsidiaries may be subject to joint and several liabilities imposed by CERCLA on PRPs. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant in identifying PRPs and allocating or determining liability among them, the subsidiaries are unable to reasonably estimate the ultimate cost of compliance with such laws at some of the sites at which the Company's subsidiaries are PRP's.

Based upon information currently available, the Company's subsidiaries do not expect that their respective environmental costs, including the incurrence of additional fines and penalties, if any, will have a material adverse effect on them or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows of such subsidiaries or the Company, but there can be no such assurances. The Company anticipates that the subsidiaries will pay any such amounts out of their respective working capital, although there is no assurance that they will have sufficient funds to pay them. In the event that a subsidiary is unable to fund its liabilities, claims could be made against its respective parent companies for payment of such liabilities.

The sites where certain of the Company's subsidiaries have environmental liabilities include the following:

The Company has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a former manufacturing facility located in Fairfield, Connecticut. An ecological risk assessment of the wetlands portion was submitted in the second quarter of 2016 to the CTDEEP for their review and approval. Company officials continue to meet with CTDEEP representatives to address a final workplan.. Additional investigation of the wetlands is expected to start in 2021, pending approval of a mutually acceptable wetlands work plan. An updated work plan to investigate the upland portion of the parcel was prepared by the Company and approved by the CTDEEP in March 2018 and completed during 2019 and 2020. Additional upland investigatory work will be required to fully define the areas requiring remediation and is also dependent upon CTDEEP requirements and approval. Based on currently known information, the Company reasonably estimates that it may incur aggregate losses over a period of multiple years of between $10,500 and $17,500. The Company has a reserve of $14,000 recorded for future remediation costs, which is our best estimate within this range of potential losses. Due to the uncertainties, there can be no assurance that the final resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

In 1986, a subsidiary of the Company, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") to investigate and remediate property in Montvale, New Jersey that it purchased in 1984. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. The Company has been actively investigating and remediating the soil and groundwater since that time and has completed the implementation of the improved groundwater treatment system in operation at the property. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs and other related costs are contractually allocated 75% to the former owner/operator and 25% jointly to the Company, all after having the first $1,000 paid by the former owner/operator. Additionally, the Company had been reimbursed indirectly through insurance coverage for a portion of the costs for which it is responsible. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse the Company for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. A reserve of approximately $1,000 has been established for the Company's expected 25% share of anticipated costs at this site, which is based upon the recent selection of a final remedy, on-going operations and maintenance, additional investigations and monitored natural attenuation testing over the next 30 years. Also, a reserve and related receivable of approximately $2,800 has been established for the former owner/operator's expected share of anticipated costs at this site. On December 18, 2019, the State of New Jersey ("State") filed a complaint against the Company and other non-affiliated corporations related to former operations at this location. The State is seeking unspecified damages, including reimbursement for all cleanup and removal costs and other damages that the State claims it has incurred, including the lost value of, and reasonable assessment costs for any natural resource injured as a result of the alleged discharge of hazardous substances and pollutants, as well as attorneys' fees and costs. On March 16, 2020, the Company filed a partial motion to dismiss, resulting in dismissal with prejudice of the State's trespass claim and limiting the damages recoverable through the State's public nuisance claim to monetary relief associated with abatement. On June 11, 2020, the State filed an Amended Complaint, bringing the same claims as the original complaint. On July 1, 2020, the Company answered and asserted crossclaims for indemnification and contribution against another defendant, Cycle Chem, Inc. Cycle Chem also asserted crossclaims against the Company, which have been answered. The parties have largely completed written and document discovery and are commencing confidential mediation. The Company has joint and several liability for this potential loss. Based on currently known information, the Company has recorded a net liability of approximately $1,750, which is the Company's best estimate within the range of potential losses. The Company intends to assert all legal and procedural defenses available. There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

The Company's subsidiary, SL Industries, Inc. ("SLI"), may incur environmental costs in the future as a result of the past activities of its former subsidiary, SL Surface Technologies, Inc. ("SurfTech"), in Pennsauken, New Jersey ("Pennsauken Site") and Camden, New Jersey and at its former subsidiary, SGL Printed Circuits in Wayne, New Jersey. At the Pennsauken Site, in 2013, SLI entered into a consent decree with both the U.S. Department of Justice and the U.S. Environmental Protection Agency ("EPA") and has since completed the remediation required by the consent decree and has paid the EPA a fixed sum for its past oversight costs. Separate from the consent decree, in December 2012, the NJDEP made a settlement demand of $1,800 for past and future cleanup and removal costs and natural resource damages ("NRD"). To avoid the time and expense of litigating the matter, SLI offered to pay approximately $300 to fully resolve the claim presented by the State. SLI's settlement offer was rejected. On December 6, 2018, the State filed a complaint against SLI related to its operations at the Pennsauken Site. The State is seeking treble damages and attorneys' fees, NRD for loss of use of groundwater, as well as a request for relief that SLI pay all cleanup and removal costs that the State has incurred and will incur at the Pennsauken Site. SLI has informed the State that it is willing to mediate, and the State is attempting to receive authorization to mediate. The State's most recent demand for all costs, including NRD, was for $11,500. On August 21, 2019, SLI responded with a $1,070 settlement offer. The Company has a reserve of $1,070, which is our best estimate within the range of potential losses. SLI intends to assert all legal and procedural defenses available to it. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

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

Litigation Matters

Sciabacucchi v. DeMarco. On December 8, 2017, a stockholder class action, captioned Sciabacucchi v. DeMarco, et al., was filed in the Court of Chancery of the State of Delaware (the "Chancery Court") by a purported former stockholder of Handy & Harman Ltd. ("HNH") challenging the Company's acquisition, through a subsidiary, of all of the outstanding shares of common stock of HNH not already owned by the Company or any of its affiliates. The action named as defendants the former members of the HNH board of directors, the Company and SPH GP, and alleged, among other things, that the defendants breached their fiduciary duties to the former public stockholders of HNH in connection with the aforementioned acquisition. The complaint sought, among other relief, unspecified monetary damages, attorneys' fees and costs. On July 9, 2019, the Company entered into a settlement of the case, solely to avoid the substantial burden, expense, inconvenience and distraction of continued litigation and to resolve each of the plaintiff's claims against the defendant parties. In the settlement, the defendants agreed to pay the plaintiff class $30,000, but denied that they engaged in any wrongdoing or committed any violation of law or breach of duty and stated that they believe they acted properly, in good faith, and in a manner consistent with their legal duties. The settlement was approved by the Chancery Court on December 2, 2019. Our insurance carriers agreed to contribute an aggregate of $17,500 toward the settlement amount. The Company recorded a charge of $12,500 in Selling, general and administrative expenses in the consolidated statement of operations for the fiscal year ended December 31, 2019, which consisted of the legal settlement of $30,000, reduced by the $17,500 of insurance recoveries. The settlement was paid on December 17, 2019. The Company made a demand of an aggregate of $10,000 in further contributions from two insurance carriers. The dispute with the insurance carriers was litigated in the New York Supreme Court and the Court ruled on June 16, 2021 in the Company's favor on all issues and authorized a judgment to be entered against the insurance carriers for $11,300 plus statutory interest at 9% from June 16, 2021. On November 10, 2021, the Company entered into a settlement agreement with such carriers for approximately $11,000. The Company is party to a contingency agreement with its counsel whereby its counsel received 20% of the settlement received by the Company related to this matter. The Company received net settlement payments totaling $8,827 in November 2021.

Reith v. Lichtenstein, et al. On April 13, 2018, a purported shareholder of STCN, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-0277 (Del. Ch.) (the "Reith litigation") in the Chancery Court. The plaintiff sought to assert class action and derivative claims against the Company, together with STCN and with certain of members of STCN's board of directors, as well as other named defendants (collectively, the "defendants") in connection with the acquisition of $35,000 of STCN's Series C Preferred Stock by an affiliate of the Company and equity grants made to three individual defendants. The complaint includes claims for breach of fiduciary duty against all the individual defendants as STCN directors; claims for aiding and abetting breach of fiduciary duty against the Company; a claim for breach of fiduciary duty as controlling stockholder against the Company; and a derivative claim for unjust enrichment against the Company and the three individuals who received equity grants. The complaint demands damages in an unspecified amount for STCN and its stockholders, together with rescission, disgorgement and other equitable relief. The defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the Chancery Court denied most of defendants' the motion to dismiss, allowing the matter to proceed. On August 13, 2021, the defendants and plaintiff (the “parties”), entered into a memorandum of understanding (the "MOU") in connection with the settlement of the Reith litigation. Pursuant to the MOU, the defendants agreed to cause their directors' and officers' liability insurance carriers to pay to STCN $2,750 in cash. The Company's insurance carrier agreed to pay $1,100 of the settlement and STCN's insurance carrier agreed to pay the remaining $1,650. Following the parties’ entry into a Stipulation and Agreement of Compromise, Settlement, and Release (the “Proposed Settlement Agreement”) on February 18, 2022, on March 17, 2022, the Chancery Court granted, with modifications, a scheduling order (the “Scheduling Order”) in connection with the Proposed Settlement Agreement. Pursuant to the Scheduling Order, during April 2022 the insurers completed the wiring of the settlement payments into an account jointly controlled by counsel for plaintiff and STCN, where the funds are to remain until final court approval of the settlement. In addition, pursuant to the terms of the MOU, certain of the individual defendants who are also current and former employees of the Company—Warren Lichtenstein (Executive Chairman), Jack Howard (President), and William Fejes (former Chief Operating Officer)—entered into separate letter agreements (the "Surrender Agreements") with STCN whereby they each agreed to surrender to STCN an aggregate 3,300,000 shares which they had initially received in December 2017 in consideration for services to STCN. The surrenders and cancellations are in the following amounts: for Mr. Lichtenstein, 1,833,333 vested shares and 300,000 unvested shares; for Mr. Howard, 916,667 vested shares and 150,000 unvested shares; and for Mr. Fejes, 100,000 vested shares. The surrenders and cancellations are to be completed no later than seven calendar days following final approval of the settlement by the court and the exhaustion of any appeals therefrom or the expiration of time to appeal. Mr. Lichtenstein, Mr. Howard and Mr. Fejes surrendered the shares required under their respective Surrender Agreement and such shares were subsequently cancelled. The settlement requires court approval, and there can be no assurances that such approval will be granted. Per the Scheduling Order, a settlement hearing is currently scheduled for August 12, 2022, prior to which time the parties may file additional settlement papers. The settlement also provides that STCN shall pay the legal fees and costs of plaintiff's counsel of $2,050, subject to court approval of that payment, after STCN receives the settlement amount of $2,750 from the account described above.

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through March 31, 2022. In many cases these claims involved more than 100 defendants. There remained approximately 45 pending asbestos claims as of March 31, 2022. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of both March 31, 2022 and December 31, 2021, BNS Sub has accrued $1,465 relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

Aerojet Election Contest Litigation. On January 28, 2022, SPLP delivered a letter to Aerojet Rocketdyne Holdings, Inc. ("Aerojet"), a portfolio company of SPLP, nominating a slate of director candidates, consisting of four current directors of Aerojet, including Mr. Lichtenstein (Executive Chairman of SPLP), and four other individuals (collectively, the "SPLP Slate"), for election at Aerojet's 2022 annual meeting of stockholders (the "Annual Meeting"). On February 10, 2022, Mr. Lichtenstein and three other Aerojet directors included in the SPLP Slate (the "Director Plaintiffs") filed suit in the Court of Chancery of the State of Delaware naming as Defendants Eileen P. Drake, Aerojet's CEO, and three other Aerojet directors (the "Director Defendants") seeking, among other things, declaratory and injunctive relief regarding the Director Defendants' use of Aerojet's corporate resources to disparage the Director Plaintiffs and oppose the SPLP Slate. The Director Defendants and the Director Plaintiffs comprise the entire Board of Aerojet (the "Aerojet Board") which is split four to four.

On February 15, 2022, the Court granted the Director Plaintiffs' motion for a temporary restraining order subject to certain modifications and directed the parties to submit an implementing order. The parties were unable to agree and submitted competing forms of order.

On February 23, 2022, the Court issued a letter opinion granting the Director Plaintiffs' proposed order and rejecting the Director Defendants' proposed order. Among other things, the Court rejected the Director Defendants' proposal to require Aerojet to fund up to $20,000 of the parties' proxy solicitation expenses. The Court also rejected the Director Defendants' proposal to require Aerojet to reimburse the parties' litigation costs for affirmative claims.

Consistent with the proposal made by the Director Plaintiffs, the order entered by the Court of Chancery (the "Order") imposes the following prohibitions so long as the Aerojet Board is evenly divided regarding the election contest:

•None of the Aerojet directors nor any of the Aerojet officers, employees or anyone purporting to act on Aerojet's behalf may make any public statement, issue any press release or make any disclosure on behalf of Aerojet in support of the election efforts of any candidate for election at the Annual Meeting without the prior written approval of the Aerjoet Board or a duly authorized committee; and

•None of the Aerojet directors nor any of the Aerojet officers, employees or anyone purporting to act on Aerojet's behalf may use Aerojet funds or other Aerojet resources in support of the election efforts of any candidate for election at the Annual Meeting without the prior written approval of the Aerojet Board or a duly authorized committee.

Separately, on February 11, 2022, the Director Defendants brought a lawsuit directly, derivatively and purportedly by Aerojet, against the Director Plaintiffs and SPH Group Holdings LLC ("SPHG Holdings"), an affiliate of SPLP, in the Delaware Court of Chancery. The Complaint alleged claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty and a violation of Aerojet's advance-notice bylaws. The Complaint also alleged, among other things, that Mr. Lichtenstein had launched a proxy contest to gain control of the Aerojet Board and that SPHG Holdings had aided and abetted his conduct.

On February 25, 2022, the Court entered an order consolidating the lawsuit brought by the Director Plaintiffs with the lawsuit brought by the Director Defendants and expedited the schedule. Trial was set for May 23-25, 2022.

On March 7, 2022, the Director Defendants voluntarily dismissed the direct and derivative claims they had previously asserted against the Director Plaintiffs and SPHG Holdings.

On April 21, 2022, the Director Defendants filed an Answer, along with Counterclaims and a Third-Party Complaint, in response to the Director Plaintiffs’ Complaint and Supplemental Complaint. The Counterclaims and Third-Party Complaint reassert many of the same allegations asserted on February 11, 2022 and dismissed voluntarily. The Counterclaims and Third-Party Complaint assert claims against SPLP, SPHG Holdings, SPH GP and the Director Plaintiffs, as well as the other three members of the SPLP Slate (collectively the "Counterclaim Defendants").

The Counterclaims and Third-Party Complaint assert claims for breach of fiduciary duty, aiding and abetting fiduciary breaches and fraud. According to the Counterclaims, Mr. Lichtenstein, his director nominees and SPLP breached fiduciary duties by nominating a slate of directors and their failure to participate in an effort by Ms. Drake and the three directors aligned with her to oppose the nominations by SPLP. The Counterclaims and Third-Party Complaint also allege that SPLP and the three SPLP nominees who are not on the Aerojet Board aided and abetted these alleged fiduciary breaches. The fraud claim is based on the allegation that the Counterclaim Defendants failed to disclose information regarding their proxy contest to Aerojet. SPLP believes the claims brought by the Director Defendants are without merit.

On April 27, 2022, SPHG Holdings and Warren Lichtenstein filed a Complaint in the United States District Court for the Central District of California naming as defendants Eileen Drake and the other members of her purported slate of directors (the "Federal Suit Defendants") that she is seeking to install on the Aerojet Board. The Federal Suit Defendants have recently filed a proxy statement with the SEC (the "Special Meeting Proxy") seeking to call a Special Meeting of Stockholders of Aerojet for the purpose of removing all the members of the Aerojet Board and replacing them with the Federal Suit Defendants. The Complaint alleges that the Special Meeting Proxy, and other materials disseminated by the Federal Suit Defendants to Aerojet stockholders, contain false and misleading statements in violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9. The Complaint seeks injunctive and declaratory relief.

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $2,488 and $2,006 for the three months ended March 31, 2022 and 2021, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Unpaid Management Fees included in Payables to related parties on the Company's consolidated balance sheet were $288 and $49 as of March 31, 2022 and December 31, 2021, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $774 and $844 for the three months ended March 31, 2022 and 2021, respectively. Unpaid amounts for reimbursable expenses were approximately $1,564 and $1,673 as of March 31, 2022 and December 31, 2021, respectively, and are included in Payables to related parties on the Company's consolidated balance sheets.

Corporate Services

The Company's subsidiary, Steel Services Ltd ("Steel Services"), through management services agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, which are eliminated in consolidation, Steel Services has management services agreements with other companies considered to be related parties, including J. Howard Inc., Steel Partners, Ltd. and affiliates, and STCN. In total, Steel Services currently charges approximately $4,474 annually to these companies. All amounts billed under these service agreements are classified as a reduction of Selling, general and administrative expenses. The receivable from STCN of $1,416 as of March 31, 2022, represents $891 of receivables for the management services agreement and a $525 receivable for dividends on STCN preferred stock.

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

Other

At March 31, 2022 and December 31, 2021, several related parties and consolidated subsidiaries had deposits totaling $1,111 and $1,115 at WebBank, respectively. Approximately $31 and $36 of these deposits, including interest which was not significant, have been eliminated in consolidation as of March 31, 2022 and December 31, 2021, respectively.

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

Steel Services has management services agreements with its consolidated subsidiaries and other related companies as further discussed in Note 17 - "Related Party Transactions." Steel Services charged the Diversified Industrial, Energy and

Financial Services segments approximately $10,356, $1,426 and $382, respectively, for the three months ended March 31, 2022 and $7,403, $1,227 and $224, respectively, for the three months ended March 31, 2021. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

Segment information is presented below:

	Three Months Ended March 31,
	2022	2021
Revenue:
Diversified Industrial	$327,249	$248,489
Energy	38,317	32,086
Financial Services	40,179	33,918
Total revenue	$405,745	$314,493
Income (loss) from continuing operations before interest expense and income taxes:
Diversified Industrial	$34,082	$27,704
Energy	3,952	2,817
Financial Services	13,927	20,449
Corporate and Other	(35,287)	22,432
Income from continuing operations before interest expense and income taxes	16,674	73,402
Interest expense	4,524	5,466
Income tax provision	7,609	14,594
Net income	$4,541	$53,342
Loss (income) of associated companies, net of taxes:
Corporate and Other	$4,643	$(26,121)
Total	$4,643	$(26,121)
Segment depreciation and amortization:
Diversified Industrial	$11,361	$11,972
Energy	2,521	2,994
Financial Services	128	124
Corporate and Other	153	39
Total depreciation and amortization	$14,163	$15,129

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022
Total Capital
(to risk-weighted assets)	$264,964	23.90%	$88,527	8.00%	$116,191	10.50%	$110,658	10.00%
Tier 1 Capital
(to risk-weighted assets)	$251,148	22.70%	$66,395	6.00%	$94,060	8.50%	$88,527	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$251,148	22.70%	$49,796	4.50%	$77,461	7.00%	$71,928	6.50%
Tier 1 Capital
(to average assets)	$251,148	22.10%	$45,412	4.00%	n/a	n/a	$56,764	5.00%

As of December 31, 2021
Total Capital
(to risk-weighted assets)	$257,262	27.10%	$75,907	8.00%	$99,628	10.50%	$94,884	10.00%
Tier 1 Capital
(to risk-weighted assets)	$245,377	25.90%	$56,930	6.00%	$80,651	8.50%	$75,907	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$245,377	25.90%	$42,698	4.50%	$66,419	7.00%	$61,674	6.50%
Tier 1 Capital
(to average assets)	$245,377	26.80%	$36,687	4.00%	n/a	n/a	$45,859	5.00%
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

20. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for the three months ended March 31, 2022 and 2021 is presented in the following table:

	Three Months Ended March 31,
	2022	2021
Cash paid during the period for:
Interest	$4,649	$4,265
Taxes	$791	$1,106

21. SUBSEQUENT EVENTS

Investment in Nonconsolidated Affiliate

On April 1, 2022, the Company acquired an interest in PCS-Mosaic Co-Invest L.P., a private investment fund for a purchase price of approximately $24,000. The fund is primarily invested in specialized software development and training services. The Company expects to account for the investment as an equity method investment as the Company does not have a controlling financial interest.

Dutch Offer of SPLP Common Units

On April 7, 2022 SPLP, through its wholly owned subsidiary Steel Excel, Inc. (“Steel Excel”) announced that its Board of Directors authorized a modified “Dutch Auction” tender offer (the “Offer”) to purchase for cash up to $100,000 in value of its common units, no par value, at a price per unit of not less than $40.00 nor greater than $42.00 per unit. The closing price of SPLP’s common units on April 6, 2022 was $40.54. The Company commenced the Offer on April 7, 2022 and after being extended expects the Offer will expire at Midnight (at the end of the Day), Eastern Time, on May 13, 2022 (as may be further extended or earlier terminated). The extension is intended to allow unitholders additional time to review the Company’s first quarter results, which are expected to be announced on May 5, 2022. All units accepted in the Offer will be purchased at the same price per unit even if a unitholder tendered at a lower price. In addition, SPLP reserves the right in the Offer to purchase up to an additional 2% of its common units outstanding. SPLP intends to fund the Offer with cash on hand and borrowings under the Credit Agreement.

Disposition of SLPE

On April 25, 2022, the Company closed the transaction for the sale of its subsidiary, SLPE, to AEI US Subsidiary LLC, a subsidiary of Advanced Energy Industries, Inc. The transaction occurred pursuant to a Stock Purchase Agreement entered into on April 1, 2022 by and among SL Delaware Holdings, Inc., a subsidiary of the Company, as Seller; AEI US Subsidiary LLC, as Purchaser; SLPE; and, for the limited purposes set forth in the Stock Purchase Agreement, Advanced Energy Industries, Inc. and the Company. SLPE comprised the Company’s Electrical Products business and designs, manufactures, and markets power conversion solutions for original equipment manufacturers in the medical, lighting, audio-visual, controls and industrial sectors. The total consideration for the sale was approximately $144,500, consisting entirely of cash, subject to purchase price adjustments customary for this type of transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q (this "Form 10-Q"), unless the context otherwise requires, the terms "we," "our," "SPLP" and the "Company" refer to Steel Partners Holdings L.P.

The following discussion is intended to assist you in understanding our present business and the results of operations, together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes contained in this Form 10-Q, along with the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”). All monetary amounts used in this discussion are in thousands.

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

Forward-looking statements are only predictions based upon the Company’s current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by the statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include: the continued volatility of crude oil and commodity prices; the Company’s subsidiaries’ sponsor defined pension plans, which could subject the Company to substantial future cash flow requirements; significant costs as a result of complying with legal and regulatory requirements, including environmental laws and regulations, restrictions on greenhouse gas emissions, banking regulations and other extensive requirements to which the Company and its businesses are subject; risks associated with the Company’s wholly-owned subsidiary, WebBank, as a result of its Federal Deposit Insurance Corporation (“FDIC”) status, highly-regulated lending programs, and capital requirements; the ability to meet obligations under the Company's senior credit facility through future cash flows or financings; the risk of management diversion, increased costs and expenses, and impact on profitability in connection with the Company's acquisitions; the impact of losses in the Company's investment portfolio; the effects of rising interest rates on the Company's investments; the Company’s ability to protect its intellectual property rights and obtain or retain licenses to use others' intellectual property on which the Company relies; the Company’s exposure to risks inherent to conducting business outside of the U.S.; the impact of any changes in U.S. trade policies; the adverse impact of litigation or compliance failures on the Company's profitability; a significant disruption in, or breach in security of, the Company’s technology systems or protection of personal data; labor disputes or disruptions, as a result of vaccination policies or otherwise; economic downturns; the loss of any significant customer contracts; the material weakness identified in the Company’s internal control over financial reporting; the adverse effect of the ongoing COVID-19 pandemic on business, results of operations, financial condition, and cash flows; the rights of unitholders with respect to voting and maintaining actions against the Company or its affiliates; potential conflicts of interest arising from certain interlocking relationships amount us and affiliates of the Company’s Executive Chairman; the Company’s dependence on the Manager and impact of the management fee on the Company’s total partners’ capital; the impact to the development of an active market for the Company’s units due to transfer restrictions in the Company's partnership agreement; the Company’s tax treatment and its subsidiaries’ ability to fully utilize their tax benefits; the loss of essential employees; and other factors described in the "Risk Factors" in Part I, Item 1A of the Form 10-K that could affect the Company's results. Any forward-looking statement made in this Form 10-Q speaks only as of the date hereof, and investors should not rely upon forward-looking statements as predictions of future events. Except as otherwise required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

OVERVIEW

SPLP, together with its subsidiaries, is a diversified global holding company that owns and operates businesses and has significant interests in various companies, including diversified industrial products, energy, defense, supply chain management and logistics, banking and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy and Financial Services. Each of our companies has its own management team with significant experience in their respective industries.

The Diversified Industrial segment is comprised of manufacturers of engineered niche industrial products, with leading market positions in many of the markets they serve. The businesses in this segment distribute products to customers through their sales personnel, outside sales representatives and distributors in North and South America, Europe, Australia, Asia and several other international markets. Its manufacturing operations encompass joining materials, tubing, building materials, performance materials, electrical products, cutting replacement products and services, and metallized films and packaging.

The Energy segment provides drilling and production services to the oil & gas industry and owns a youth sports business. The operations of the sports business are not material to the Company. The profitability of the energy business is highly sensitive to changes in the price of crude oil. Any future decline in oil prices will negatively impact this business.

The Financial Services segment consists primarily of the operations of WebBank, of which we own 100% through our subsidiary WebFinancial Holding Corporation. WebBank is an FDIC-insured state chartered industrial bank headquartered in Utah. WebBank is subject to comprehensive regulation, examination and supervision of the FDIC and the State of Utah Department of Financial Institutions ("UDFI"). WebBank is not considered a "bank" for Bank Holding Company Act purposes and, as such, SPLP is not regulated as a bank holding company. WebBank engages in a full range of banking activities, including originating loans, issuing credit cards and taking deposits that are federally insured. WebBank originates and funds consumer and small business loans through lending programs with unaffiliated companies that market and service the programs ("Marketing Partners"), where the Marketing Partners subsequently purchase the loans (or interests in the loans) that are originated by WebBank. WebBank retains a portion of the loans it originates for its Marketing Partners. WebBank also has private-label financing programs that are branded for a specific retailer, manufacturer, dealer channel, proprietary network or bank card program. WebBank participates in syndicated commercial and industrial as well as asset-based credit facilities and asset-based securitizations through relationships with other financial institutions. WebBank has observed and still anticipates significant economic disruption and loan performance deterioration associated with the ongoing COVID-19 pandemic. WebBank believes this will have a broad negative impact on the macro-economy and will cause estimated credit losses to materially differ from historical loss experience.

During the three months ended March 31, 2022, WebBank continued issuing loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), primarily with one of its lending partners, authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The loans were funded by the PPP Liquidity Facility and have terms of between two and five years with repayment guaranteed by the SBA. Payments by borrowers up to sixteen months after the note date, and interest will continue to accrue during the 16-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. As of March 31, 2022, the total PPP loans and associated liabilities are $214,500 and $215,881, respectively, and included in Long-term loans receivable, net and Other borrowings, respectively, in the consolidated balance sheet as of March 31, 2022. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan.

Corporate and Other consists of several consolidated subsidiaries, including our subsidiary, Steel Services Ltd ("Steel Services"), equity method and other investments, and cash and cash equivalents. Its income or loss includes certain unallocated general corporate expenses. Steel Services has management services agreements with our consolidated subsidiaries and other related companies. Steel Services provides assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. For additional information on these service agreements, see Note 17 - "Related Party Transactions" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Significant Developments

•STCN Expression of Interest

On November 19, 2020, the Board of Directors of the Company sent a letter to Steel Connect setting forth a non-binding expression of interest to acquire all of the outstanding shares of Steel Connect common stock, par value $0.01 per share, not already owned by the Company and its subsidiaries. On March 24, 2022, Steel Holdings delivered a revised expression of interest in a potential combination of Steel Holdings and Steel Connect (the "Enhanced Proposal") to the Special Committee of the Board of Directors of Steel Connect, which altered and increased the consideration proposed in its November 19, 2020 proposal. Under the Enhanced Proposal, the stockholders of Steel Connect would receive cash consideration of $1.30 per share, representing a premium of approximately 10% over the closing price of the Steel Connect’s common stock on March 23, 2022 and about an 83% premium over the closing share price on November 18, 2020.

The Enhanced Proposal is only a proposal, which does not constitute an offer or proposal capable of acceptance and may be withdrawn at any time and in any manner. We continue to negotiate the non-binding expression of interest with Steel Connect, such that no decision has yet been made with respect to Steel Connect's response to the expression of interest or any alternatives thereto and we and Steel Connect have not yet reached a definitive offer to purchase. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that the transaction proposed in the letter or any other transaction will be approved or completed. The Company is not obligated to disclose any further developments or updates on the progress of the proposed transaction until either the Company enters into a definitive agreement or determines no such transaction will be approved.

•Acquisition of iGo

On January 7, 2022, the Company entered into stock purchase agreements with certain stockholders of iGo to purchase such stockholders’ shares of iGo common stock at $5.50 per share in cash. Following the acquisition of such shares, the Company owned more than 90% of iGo’s outstanding shares. On January 14, 2022, iGo merged with a subsidiary of the Company ("Merger") without a vote or meeting of iGo's stockholders pursuant to the short-form merger provisions under the Delaware General Corporation Law. All remaining shares of iGo common stock not owned by the Company immediately prior to the Merger were converted into the right to receive $5.50 per share in cash, and the Company acquired all iGo shares it previously did not own for approximately $8,606. Upon completion of the Merger, iGo became a wholly-owned subsidiary of the Company. For more information, see Note 4 – "Acquisition and Divestitures" to the Company's consolidated financial statements included in Part I of this Form 10-Q and incorporated herein by reference.

•Aerojet Election Contest Litigation

As of March 31, 2022, the Company owned 4.9% of Aerojet common stock with a fair value of $156,992. Additionally, the Company’s Executive Chairman, Warren G. Lichtenstein, is a member of the Board of Directors of Aerojet (the "Aerojet Board"). The Company and Mr. Lichtenstein are currently party to litigation relating to an election contest at Aerojet. For more information, see Note 16 - "Commitments and Contingencies" to the Company's consolidated financial statements included in Part I of this Form 10-Q and incorporated herein by reference.

•Investment in Nonconsolidated Affiliate

On April 1, 2022, the Company acquired an interest in a private investment fund for a purchase price of approximately $24,000. The fund is primarily invested in specialized software development and training services. The Company expects to account for its investment as an equity method investment as the Company does not have a controlling financial interest.

•Disposition of SLPE

On April 25, 2022, the Company closed the transaction for the sale of its subsidiary, SLPE, to AEI US Subsidiary LLC, a subsidiary of Advanced Energy Industries, Inc. The transaction occurred pursuant to a Stock Purchase Agreement entered into on April 1, 2022 by and among SL Delaware Holdings, Inc., a subsidiary of the Company, AEI US Subsidiary LLC, SLPE, and, for the limited purposes set forth in the Stock Purchase Agreement, Advanced Energy Industries, Inc. and the Company. SLPE comprised the Company’s Electrical Products business and designs, manufactures, and markets power conversion solutions for original equipment manufacturers in the medical, lighting, audio-visual, controls and industrial sectors. The total consideration for the sale was approximately $144,500, consisting entirely of cash, subject to purchase price adjustments customary for this type of transaction.

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

Despite indications of economic recovery, the severity of the impact of the COVID-19 pandemic on the Company’s business in 2022 and beyond will depend on a number of uncertain factors and trends. Such factors and trends include, but are not limited to: the duration and severity of the virus and its current variants; the emergence of new variant strains; the availability and widespread use of vaccines; the impact of the global business and economic environment on liquidity and the availability of capital; and governmental actions that have been taken, or may be taken in the future, to mitigate adverse economic or other impacts or to mitigate the spread of the virus and its variants. The Company continues to monitor for any developments or updates to COVID-19 guidelines from public health and governmental authorities, as well as the protection of the health and safety of its personnel, and is continuously working to ensure that its health and safety protocols, business continuity plans and crisis management protocols are in place to help mitigate any negative impacts of the COVID-19 pandemic on the Company’s employees, business or operations.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
Revenue	$405,745	$314,493
Cost of goods sold	268,170	208,685
Selling, general and administrative expenses	86,124	68,800
Asset impairment charge	403	—
Interest expense	4,524	5,466
Realized and unrealized losses on securities, net	27,726	23,249
All other expense (income), net *	2,005	(33,522)
Total costs and expenses	388,952	272,678
Income from operations before income taxes and equity method investments	16,793	41,815
Income tax provision	7,609	14,594
Loss (income) of associated companies, net of taxes	4,643	(26,121)
Net income	$4,541	$53,342
* includes finance interest, provision for (benefit from) loan losses, and other income from the consolidated statements of operations

Non-GAAP Financial Measures

We use certain non-GAAP financial measurements as defined by the SEC, which include "Adjusted EBITDA." The Company defines Adjusted EBITDA as net income or loss from continuing operations before the effects of income or loss from investments in associated companies and other investments held at fair value, interest expense, taxes, depreciation and amortization, non-cash pension expense or income, and realized and unrealized gains or losses on investments, and excludes certain non-recurring and non-cash items. The Company is presenting this non-GAAP financial measurement because it believes that this measure provides useful information to investors about the Company's business and its financial condition. The Company believes this measure is useful to investors because it is a measure used by the Board of SPH GP and the Company's management to evaluate its ongoing business, including in internal management reporting, budgeting and forecasting processes, in comparing operating results across the business, as an internal profitability measure, as a component in evaluating the ability and the desirability of making capital expenditures and significant acquisitions, and as an element in determining executive compensation.

However, Adjusted EBITDA is not a measure of financial performance under U.S. GAAP, and the items excluded from this measure are significant components in understanding and assessing financial performance. Therefore, this non-GAAP financial measurement should not be considered a substitute for net income or loss. Because Adjusted EBITDA is calculated before recurring cash charges, including realized losses on investments, interest expense, and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a measure of discretionary cash available to invest in the growth of the business. There are a number of material limitations to the use of Adjusted EBITDA as an analytical tool, including the following:

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

The following table reconciles net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2022	2021
Adjusted EBITDA Reconciliation
Net income	$4,541	$53,342
Income tax provision	7,609	14,594
Income from operations before income taxes	12,150	67,936
Add (Deduct):
Loss (income) of associated companies, net of taxes	4,643	(26,121)
Realized and unrealized losses on securities, net	27,726	23,249
Interest expense	4,524	5,466
Depreciation	9,899	10,361
Amortization	4,264	4,768
Non-cash asset impairment charge	403	—
Non-cash pension income	(1,901)	(1,500)
Non-cash equity-based compensation	119	363
Other items, net*	2,743	(34,746)
Adjusted EBITDA	$64,570	$49,776
*Other items, net for the three months ended March 31, 2021 primarily includes (1) $19,740 one-time dividend from Aerojet; (2) a pre-tax gain of $8,096 on the sale of OMG’s Edge business; (3) and a pre-tax gain of $6,646 on the sale of an idle facility in the Joining Materials business.

	Three Months Ended March 31,
	2022	2021
Segment Adjusted EBITDA
Diversified Industrial	$47,564	$24,810
Energy	5,619	5,248
Financial Services	13,728	20,340
Corporate and Other	(2,341)	(622)
Total	$64,570	$49,776

Revenue

Revenue for the three months ended March 31, 2021 increased $91,252, or 29.0%, as compared to the same period last year, as a result of higher sales across all the reportable segments.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2022 increased $59,485, or 28.5%, as compared to the same period last year, primarily driven by higher sales volume discussed above, as well as higher material and labor costs in the Diversified Industrial and Energy segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2022 increased $17,324, or 25.2%, as compared to the same period last year. The increase was primarily due to higher expenses from the Financial Services segment and, to a lesser extent, higher expenses for Corporate. The increase in SG&A expenses for the Financial Services segment is primarily due to higher credit performance fees due to higher credit risk transfer ("CRT") balances as well as higher personnel costs.

Asset Impairment Charge

An impairment charge of $403 was recorded for the three months ended March 31, 2022 related to an idle piece of equipment associated with the Joining Materials business unit from the Diversified Industrial segment. There were no impairment charges for the same period of 2021.

Interest Expense

Interest expense for the three months ended March 31, 2022 decreased $942, or 17.2%, as compared to the same period last year. The decrease was primarily due to lower average debt levels, as compared to the same period of 2021.

Realized and Unrealized Losses on Securities, Net

The Company recorded losses of $27,726 for the three months ended March 31, 2022, as compared to losses of $23,249 in the same period of 2021. These losses were primarily due to unrealized losses related to the mark-to-market adjustments on the Company's portfolio of securities in both periods.

All Other Expense (Income), Net

All other expense, net totaled $2,005 for the three months ended March 31, 2022, as compared to all other income, net totaled $33,522 in the same period of 2021. All other expense, net for the three months ended March 31, 2022 was primarily due to provisions for loan losses and finance interest. All other income, net for the three months ended March 31, 2021 is primarily due to (1) a $19,740 one-time dividend from Aerojet, (2) a pre-tax gain of $8,096 on the sale of OMG’s Edge business and (3) a pre-tax gain of $6,646 on the sale of an idle facility in the Joining Materials business.

Income Tax Provision

The Company recorded income tax provisions of $7,609 and $14,594 for the three months ended March 31, 2022 and 2021, respectively. The Company's effective tax rate was 45.3% and 34.9% for the three months ended March 31, 2022 and

2021, respectively. The higher effective tax rate for the three months ended March 31, 2022 is primarily due to the change in U.S. income tax expense related to unrealized gains and losses on investment, a portion of which is eliminated in consolidation. As a limited partnership, the Company is generally not responsible for federal and state income taxes, and its profits and losses are passed directly to its limited partners for inclusion in their respective income tax returns. Provisions have been made for federal, state, local or foreign income taxes on the results of operations generated by our consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include partnership losses for which no tax benefit is recognized, tax expense related to unrealized gains and losses on investment, state taxes, changes in deferred tax valuation allowances and other permanent differences.

Loss (Income) of Associated Companies, Net of Taxes

The Company recorded loss from associated companies, net of taxes, of $4,643 for the three months ended March 31, 2022, as compared to income, net of tax of $26,121 in the same period of 2021. For the details of each of these investments and the related mark-to-market adjustments, see Note 8 - "Investments" to the Company's consolidated financial statements found elsewhere in this Form 10-Q.

Adjusted EBITDA

Adjusted EBITDA was $64,570 for the three months ended March 31, 2022, as compared to $49,776 for the three months ended March 31, 2021. Adjusted EBITDA increased by $14,794 primarily due to an increase in the Diversified Industrial segment primarily driven by higher sales volume, partially offset by the Financial Services segment driven by higher credit performance fees due to higher credit risk transfer balances as well as higher personnel costs despite higher revenue during the first quarter of 2022.

Segment Analysis

	Three Months Ended March 31,
	2022	2021
Revenue:
Diversified Industrial	$327,249	$248,489
Energy	38,317	32,086
Financial Services	40,179	33,918
Total revenue	$405,745	$314,493
Income (loss) from operations before interest expense and income taxes:
Diversified Industrial	$34,082	$27,704
Energy	3,952	2,817
Financial Services	13,927	20,449
Corporate and other	(35,287)	22,432
Income from operations before interest expense and income taxes	16,674	73,402
Interest expense	4,524	5,466
Income tax provision	7,609	14,594
Net income	$4,541	$53,342
Loss (income) of associated companies, net of taxes:
Corporate and other	$4,643	$(26,121)
Total	$4,643	$(26,121)
Segment depreciation and amortization:
Diversified Industrial	$11,361	$11,972
Energy	2,521	2,994
Financial Services	128	124
Corporate and other	153	39
Total depreciation and amortization	$14,163	$15,129

Diversified Industrial

Net sales for the three months ended March 31, 2022 increased $78,760, or 31.7%, as compared to the same period of 2021. The increase was across all the business units within the segment and was primarily due to (1) $43,682 higher sales for the Building Materials business unit due primarily to the impact of favorable pricing and to a lesser extent increased demand for its roofing products and (2) $16,181 higher sales for the Electrical Products business unit driven by higher demand from its Aerospace and Defense sector.

Segment operating income for the three months ended March 31, 2022 increased $6,378, as compared to the same period of 2021. Higher operating income for the 2022 period was primarily driven by strong sales results as mentioned above, partially offset by higher material and labor costs. Operating income for the 2021 period included a $8,096 pre-tax gain on the sale of OMG’s Edge business and a $6,646 pre-tax gain on the sale of an idle facility in the Joining Materials business.

Segment adjusted EBITDA for the three months ended March 31, 2022 increased $22,754, as compared to the same period in 2021, primarily due to strong sales results, partially offset by higher material and labor costs.

Energy

Net revenue for the three months ended March 31, 2022 increased $6,231, or 19.4%, as compared to the same period of 2021. The increase in net revenue was primarily due to favorable pricing and higher rig hours driven by higher demand from the energy sector as a result of higher energy prices.

Segment operating income for the three months ended March 31, 2022 increased $1,135, as compared to the same period of 2021, primarily driven by strong revenue mentioned above, partially offset by higher material and labor costs during the 2022 period.

Segment Adjusted EBITDA for the three months ended March 31, 2022 increased $371, as compared to the same period of 2021. The increase was primarily driven by strong revenue mentioned above, partially offset by higher material and labor costs.

Financial Services

Revenue for the three months ended March 31, 2022 increased $6,261, or 18.5%, as compared to the same period of 2021. The increase was primarily due to higher credit risk transfer balances and held for sale balances, partially offset by lower interest income driven by lower Paycheck Protection Program and held-to-maturity balances and lower non-interest income driven by fewer warrant sales as compared to the three months ended March 31, 2021.

Segment operating income for the three months ended March 31, 2022 decreased $6,522, as compared to the same period of 2021. The decrease was primarily due to higher SG&A costs and loan losses, partially offset by increased revenue. The increase in SG&A costs was driven by higher credit performance fee due to higher CRT balances as well as higher personnel costs. The provision for loan losses increased $1,997, which was primarily driven by reductions for the three months ended March 31, 2021 as the economic environment continued to improve following the initial impact of the COVID-19 pandemic.

Segment Adjusted EBITDA for the three months ended March 31, 2022 decreased $6,612, as compared to the same period of 2021, primarily due to higher SG&A costs as mentioned above, partially offset by the impact of higher revenue.

Corporate and Other

Operating loss was $35,287 for the three months ended March 31, 2022 as compared to income of $22,432 for the three months ended March 31, 2021. The fluctuations were primarily due to changes in investment results from both marketable securities and associated companies. Income from the 2021 period includes a $19,740 one-time dividend from Aerojet.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows from continuing operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(13,310)	$7,229
Net cash provided by (used in) investing activities	35,482	(353,960)
Net cash (used in) provided by financing activities	(145,864)	411,795
Net change for the period	$(123,692)	$65,064

Cash Flows from Operating Activities

The Company used $13,310 of cash from operating activities during the three months ended March 31, 2022, a decrease of $20,539 compared with $7,229 generated during three months ended March 31, 2021. The decrease was primarily due to lower net income adjusted for non-cash items and higher uses of working capital.

Cash Flows from Investing Activities

During the three months ended March 31, 2022, the Company generated $35,482 of cash, which was primarily due to loan originations, net of collections of $56,879, partially offset by $19,015 of purchases of investments by the Financial Services segment and capital expenditures of $7,746. During the three months ended March 31, 2021, the Company used $353,960 of cash, which was primarily due to loan originations, net of collections of $397,129, partially offset by proceeds of $24,086 from the sales of investments by the Financial Services segment, proceeds of $16,000 from the sale of OMG's Edge business and proceeds of $6,979 from the sale of an idle facility in the Joining Materials business.

Cash Flows from Financing Activities

During the three months ended March 31, 2022, the Company used $145,864 of cash, which was primarily due to repayments of PPP borrowings of $117,733, share repurchases of $10,418 and $8,606 for the acquisition of the remaining interest in iGo. During the three months ended March 31, 2021, the Company generated $411,795 of cash, which was primarily due to PPP borrowings of $376,211 and an increase in deposits of $77,524, partially offset by net revolver repayments of $36,994.

LIQUIDITY AND CAPITAL RESOURCES

SPLP (excluding its operating subsidiaries, "Holding Company") is a diversified global holding company with assets that principally consist of the stock of its direct subsidiaries, equity method and other investments, and cash and cash equivalents. The Company works with its businesses to enhance their liquidity and operations and increase long-term value for its unitholders and stakeholders through working capital improvements, capital allocation policies, and operational and growth initiatives. Management plans to use the following strategies to continue to enhance liquidity: (1) continuing to implement improvements using the Steel Business System throughout all the Company's operations to increase sales and operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions and (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets. The Company continues to examine all of its options and strategies, including acquisitions, divestitures and other corporate transactions, to increase cash flow and stakeholder value.

The Company's senior credit facility, as amended and restated, (the "Credit Agreement") consists of a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the “Revolving Credit Loans”), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, each as defined in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial covenants as of March 31, 2022. The Company believes it will remain in compliance with the Credit Agreement's covenants for the next twelve months. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire on December 29, 2026, and all outstanding amounts will be due and payable.

The Holding Company and its operating subsidiaries believe that they have access to adequate resources to meet their needs for normal operating costs, capital expenditures, pension payments, debt obligations and working capital for their existing business, as well as to fund its taxes, legal and environmental matters, for at least the next twelve months. These resources include cash and cash equivalents, investments, cash provided by operating activities and unused lines of credit. The Holding Company and its operating businesses' ability to satisfy their debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions or repurchase units under its common unit repurchase program will depend upon their future operating performance, which will be affected by prevailing economic conditions in the markets in which they operate, as well as financial, business and other factors, some of which are beyond their control. As indicated above, there can be no assurances that the Holding Company and its operating businesses will continue to have access to their lines of credit if their financial performance does not satisfy the financial covenants set forth in their respective financing agreements, which could also result in the acceleration of their debt obligations by their respective lenders, adversely affecting liquidity.

As of March 31, 2022, the Company's working capital was $583,477, as compared to working capital of $569,090 as of December 31, 2021. The Company's total availability under the Credit Agreement was approximately $322,000 as of March 31, 2022. During the three-month period ended March 31, 2022, capital expenditures were $7,746, as compared to $4,901 for the same period of 2021. The Company currently expects full year capital expenditures in the range of $45,000 to $55,000 in 2022, as compared to $23,226 in 2021. The Company and its subsidiaries have ongoing commitments, which include funding of the minimum requirements of its subsidiaries' pension plans. During the three months ended March 31, 2022, the Company contributed $1,918 to its pension plans. The Company currently estimates it will contribute $10,400 to its pension plans during the remainder of 2022. On April 14, 2022, the Company contributed $1,918 to its pension plans. Required future pension contributions are estimated based upon assumptions such discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events.

In April 2022, the Company made debt repayments of $121,900 on its Credit Agreement using proceeds from the sale of its SLPE business.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $188,368 and $308,589 in cash and cash equivalents, time deposits placed at other institutions and federal funds sold as of March 31, 2022 and December 31, 2021, respectively. WebBank had $45,000 in lines of credit from its correspondent banks as of both March 31, 2022 and December 31, 2021. WebBank had $133,554 and $138,141 available from the Federal Reserve discount window as of March 31, 2022 and December 31, 2021, respectively. Therefore, WebBank had a total of $366,922 and $491,730 in cash, lines of credit and access to the Federal Reserve Bank discount window as of March 31, 2022 and December 31, 2021, respectively, which represents approximately 32.3% and 43.4%, respectively, of WebBank's total assets, excluding PPP loans.

OTHER

Critical Accounting Policies Update

The Company's consolidated financial statements are prepared in conformity with U.S. GAAP, which require us to make estimates and assumptions that affect the amounts reported in the financial statements. The critical accounting policies and estimates that we believe are most critical to the portrayal of our financial condition and results of operations are reported in the "Critical Accounting Policies" section of Part II. Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2021 Annual Report.

There were no material changes to our critical accounting policies during the three months ended March 31, 2022, as compared to those reported in the 2021 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk, as compared to the quantitative and qualitative disclosures about market risk described in the 2021 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its Principal Executive and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Financial Officer concluded that as of March 31, 2022, the Company's disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Annual Report") and later in its 2021 Annual Report.

Notwithstanding the identified material weaknesses, management, including our Principal Executive Officer and Principal Financial Officer, has determined, based on the procedures we have performed, that the consolidated financial statements included in this report fairly represent in all material respects our financial condition, results of operations and cash flows as of March 31, 2022 and for the periods presented in accordance with U.S. GAAP.

The material weaknesses relate to the same control deficiencies previously disclosed by the Company in its 2020 Annual Report. In particular, as discussed in the 2020 Annual Report, during the Company's 2020 year-end close process, management identified certain immaterial errors in the financial statements of a division within our Electrical Products business that were consolidated into previously filed financial statements. The prior period errors related primarily to this division of the Company's Electrical Products business within the Diversified Industrial segment that represented approximately 10% and 11% of the Company's revenue in 2019 and 2020, respectively, and primarily related to inventories, revenue recognition and trade receivables, and accounts payable. Management revised prior period financial information from the Revision Period to correct for the errors identified related to this business and other immaterial errors impacting prior years that were not previously recorded. The errors identified resulted from several control deficiencies that were in existence during the Revision Period and as of December 31, 2020, which led management to conclude there were material weaknesses in the Company's internal control over financial reporting as of December 31, 2020 because the Company's failure to prevent or timely detect the aforementioned Electrical Products business errors in its consolidated financial statements were attributable to the deficiencies identified. For information on the ongoing remediation of these deficiencies, see “Remediation of Material Weaknesses in Internal Control Over Financial Reporting.” As of March 31, 2022, the Company’s management identified the following unremediated, ongoing control deficiencies, which management concluded constituted material weaknesses in the Company’s internal control over financial reporting:

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

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

The Company's management, under the oversight of the Audit Committee, began improving in 2021 and continues to improve the Company's internal control over financial reporting to remediate the material weaknesses as of December 31, 2020 previously disclosed by the Company and the ongoing material weaknesses as of March 31, 2022 described above. Remediation of the identified material weaknesses and strengthening our internal control environment required a substantial effort throughout 2021, and will continue to require a substantial effort in 2022. The Company will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The current plans, and actions already undertaken, by the Company’s management, along with personnel within the division of its Electrical Products segment, include the following:

Control Environment

The Company's management has already undertaken certain steps to set the proper tone-at-the-top and to develop and maintain an effective internal control environment both Company-wide and within the division of our Electrical Products segment, among others:

•The Company's management has continued to promote and communicate the importance of its core values of Teamwork, Respect, Integrity and Commitment Company-wide via consistent messaging by our Executive Chairman, and other key leaders in staff and leadership meetings, communications in employee newsletters and emails, and through company-wide contests in which employees nominated fellow employees who embody each of the core values and the winners received monetary awards.
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
•The Company's management has begun updating the Company's existing accounting policies and designing and implementing additional formal accounting policies and procedures to eliminate the risk of subjective judgments where possible, and to ensure transactions are properly initiated, recorded, processed, reported and appropriately authorized and approved Company-wide across key business and financial processes.
•The Company has evaluated and hired, and will continue to evaluate and hire new finance team members with the appropriate experience, certifications, education and training for key financial reporting and accounting positions. The Company's management believes that the addition of skilled personnel will help to facilitate adherence to policies, procedures and controls to strengthen our control environment. During the three months ended March 31, 2022, the Corporate Controller's group of the Company added key finance positions related to internal controls and technical accounting.

Control Activities

The division of the Company's Electrical Products business has already undertaken certain steps to improve its control activities, among others:

•Management of the division of our Electrical Products business has continued to design and implement enhanced procedures and controls over the period-end close process and related documentation including, but not limited to review and approval of manual journal entries, account rollforwards and reconciliations.
•Management of the division of our Electrical Products business has continued to enhance the journal entry preparation and review process to validate that all appropriate support is included and is complete and accurate, and all review steps are evidenced.

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
•The Company's management has designed and begun implementing increased and enhanced balance sheet reviews of its businesses to allow more focus on the account reconciliation and internal control processes, and greater review of areas of significant accounting estimates, significant accounting judgments and areas of higher risk. The objective is that beginning later in 2022, all significant businesses will be subject to annual reviews.

Information and Communication

Actions to be taken and expected to be completed during 2022 to enhance information and communication Company-wide include the following:

•In the fourth quarter of 2021, the Company implemented a new annual Company-wide Code of Conduct training to ensure that all employees understand the Company’s standards, rules and expectations to ensure compliance, as well as Company-wide training to promote greater awareness and use of the Company’s whistleblower program. In 2022, the Company will ensure all employees across the organization, including new hires, have taken the Code of Conduct training.

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of the material weakness described above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

The Board of SPH GP, has approved the repurchase of up to an aggregate of 7,639,870 of the Company's common units ("Repurchase Program"), which is inclusive of 1,120,869 common units approved in November 2021. The Repurchase Program was announced on December 7, 2016 and supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs, as discussed in further detail in Note 12 - "Capital and Accumulated Other Comprehensive Loss.". Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. In the three months ended March 31, 2022, the Company repurchased 268,623 common units for $10,418. Since inception of the Repurchase Program the Company had purchased 6,520,868 common units for an aggregate price of approximately $109,802. As of March 31, 2022, there were approximately 1,119,002 common units that may yet be purchased under the Repurchase Program.

The following table provides information about our repurchases of common units during the three months ended March 31, 2022. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 through January 31, 2022	147,759	$38.98	147,759	1,239,866
February 1, 2022 through February 28, 2022	80,364	$37.81	80,364	1,159,502
March 1, 2022 through March 31, 2022	40,500	$40.02	40,500	1,119,002
Total	268,623		268,623

Item 6. Exhibits

Exhibit No.	Description

2.1
Purchase Agreement, dated as of April 1, 2022, by and among SL Delaware Holdings, Inc., a subsidiary of Steel Partners Holdings L.P., AEI US Subsidiary LLC, a subsidiary of Advanced Industries, Inc., SL Power Electronics Corporation and, for the limited purposes set forth therein, Advanced Energy Industries, Inc. and Steel Partners Holdings L.P. (incorporated by reference to Exhibit 2.1 of Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed April 4, 2022).

10.1+	Letter Agreement - Permitted Investments and Investment in PCS-Mosaic Co-Invest L.P.

31.1+	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101.INS+	Inline XBRL Instance Document.

101.SCH+	Inline XBRL Taxonomy Extension Schema.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 5, 2022	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.,
Its General Partner

		By:	/s/ Jason Wong
Jason Wong
Chief Financial Officer and Authorized Signatory
(Principal Financial Officer)