Form 10-Q
period 2022-06-30
STEEL PARTNERS HOLDINGS L.P.
filed 2022-08-05
CIK 1452857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The number of common units outstanding as of August 1, 2022 was 21,777,468.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except common units)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$201,623	$325,363
Trade and other receivables - net of allowance for doubtful accounts of $3,014 and $3,510, respectively	215,527	193,976
Receivables from related parties	1,942	2,944
Loans receivable, including loans held for sale of $385,964 and $198,632, respectively, net	793,291	529,529
Inventories, net	212,651	184,271
Prepaid expenses and other current assets	50,479	48,019
Total current assets	1,475,513	1,284,102
Long-term loans receivable, net	443,489	511,444
Goodwill	122,844	148,018
Other intangible assets, net	100,291	119,830
Other non-current assets	188,512	79,143
Property, plant and equipment, net	228,574	234,976
Operating lease right-of-use assets	35,663	36,636
Long-term investments	257,069	261,080
Total Assets	$2,851,955	$2,675,229
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$142,243	$123,282
Accrued liabilities	109,069	86,848
Deposits	843,664	447,152
Payables to related parties	2,078	1,885
Short-term debt	200	100
Current portion of long-term debt	1,020	1,071
Other current liabilities	71,580	54,674
Total current liabilities	1,169,854	715,012
Long-term deposits	341,843	377,735
Long-term debt	175,200	269,850
Other borrowings	118,934	333,963
Preferred unit liability	150,899	149,570
Accrued pension liabilities	74,795	82,376
Deferred tax liabilities	28,583	13,674
Long-term operating lease liabilities	27,915	27,511
Other non-current liabilities	40,422	36,490
Total Liabilities	2,128,445	2,006,181
Commitments and Contingencies
Capital:
Partners' capital common units: 21,917,246 and 21,018,009 issued and outstanding (after deducting 17,579,619 and 16,810,932 units held in treasury, at cost of $295,701 and $264,284), respectively	856,908	795,140
Accumulated other comprehensive loss	(134,456)	(131,803)
Total Partners' Capital	722,452	663,337
Noncontrolling interests in consolidated entities	1,058	5,711
Total Capital	723,510	669,048
Total Liabilities and Capital	$2,851,955	$2,675,229

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Diversified Industrial net sales	$346,664	$305,759	$673,913	$554,248
Energy net revenue	47,024	41,768	85,341	73,854
Financial Services revenue	47,720	38,906	87,899	72,824
Total revenue	441,408	386,433	847,153	700,926
Costs and expenses:
Cost of goods sold	288,813	250,597	556,983	459,282
Selling, general and administrative expenses	100,841	74,588	186,965	143,388
Asset impairment charges	32	—	435	—
Finance interest expense	1,672	2,627	2,836	4,859
Provision for (benefit from) loan losses	3,883	(1,567)	5,165	(2,282)
Interest expense	4,818	5,504	9,342	10,970
Gains from sales of businesses	(85,185)	—	(85,185)	(8,096)
Realized and unrealized (gains) losses on securities, net	(1,515)	(4,470)	26,211	18,779
Other income, net	(1,240)	(854)	(1,681)	(27,797)
Total costs and expenses	312,119	326,425	701,071	599,103
Income from operations before income taxes and equity method investments	129,289	60,008	146,082	101,823
Income tax provision	39,436	35,413	47,045	50,007
(Income) loss of associated companies, net of taxes	(2,260)	(2,840)	2,383	(28,961)
Net income from continuing operations	92,113	27,435	96,654	80,777
Discontinued operations (see Note 3)
Net gain from discontinued operations, net of taxes	—	128	—	128
Net income	92,113	27,563	96,654	80,905
Net income attributable to noncontrolling interests in consolidated entities	(35)	(323)	(11)	(714)
Net income attributable to common unitholders	$92,078	$27,240	$96,643	$80,191
Net income per common unit - basic
Net income from continuing operations	$4.03	$1.24	$4.29	$3.60
Net income from discontinued operations	—	0.01	—	0.01
Net income attributable to common unitholders	$4.03	$1.25	$4.29	$3.61
Net income per common unit - diluted
Net income from continuing operations	$3.52	$1.02	$3.82	$2.67
Net income from discontinued operations	—	0.01	—	0.01
Net income attributable to common unitholders	$3.52	$1.03	$3.82	$2.68
Weighted-average number of common units outstanding - basic	22,846,677	21,829,714	22,529,635	22,222,557
Weighted-average number of common units outstanding - diluted	27,061,579	29,561,237	26,931,547	32,243,510

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$92,113	$27,563	$96,654	$80,905
Other comprehensive loss (income), net of taxes:
Currency translation adjustments	(2,194)	614	(2,653)	397
Other comprehensive (loss) income	(2,194)	614	(2,653)	397
Comprehensive income	89,919	28,177	94,001	81,302
Comprehensive income attributable to noncontrolling interests	(35)	(323)	(11)	(714)
Comprehensive income attributable to common unitholders	$89,884	$27,854	$93,990	$80,588

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(Unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2021	37,828,941	(16,810,932)	$(264,284)	$795,140	$(131,803)	$663,337	$5,711	$669,048
Net income (loss)	—	—	—	4,565	—	4,565	(24)	4,541
Currency translation adjustments	—	—	—	—	(459)	(459)	—	(459)
Equity compensation - restricted units	(37,315)	—	—	119	—	119	—	119
Purchases of SPLP common units	—	(268,623)	(10,418)	(10,418)	—	(10,418)	—	(10,418)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	(3,942)	—	(3,942)	(4,664)	(8,606)
Balance as of March 31, 2022	37,791,626	(17,079,555)	(274,702)	785,464	(132,262)	653,202	1,023	654,225
Net income	—	—	—	92,078	—	92,078	35	92,113
Currency translation adjustments	—	—	—	—	(2,194)	(2,194)	—	(2,194)
Equity compensation - incentive units and restricted units	1,705,239	—	—	354	—	354	—	354
Purchases of SPLP common units	—	(500,064)	(20,999)	(20,999)	—	(20,999)	—	(20,999)
Other, net	—	—	—	11	—	11	—	11
Balance as of June 30, 2022	39,496,865	(17,579,619)	$(295,701)	$856,908	$(134,456)	$722,452	$1,058	$723,510

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2020	37,837,439	(14,916,635)	$(219,245)	$707,309	$(172,649)	$534,660	$4,562	$539,222
Net income	—	—	—	52,951	—	52,951	391	53,342
Currency translation adjustments	—	—	—	—	(217)	(217)	—	(217)
Equity compensation - restricted units	28,588	—	—	363	—	363	—	363
Balance as of March 31, 2021	37,866,027	(14,916,635)	(219,245)	760,623	(172,866)	587,757	4,953	592,710
Net income	—	—	—	27,240	—	27,240	323	27,563
Currency translation adjustments	—	—	—	—	614	614	—	614
Equity compensation - restricted units	(36,104)	—	—	354	—	354	—	354
Purchases of SPLP common units	—	(1,351,488)	(28,612)	(28,612)	—	(28,612)	—	(28,612)
Balance as of June 30, 2021	37,829,923	(16,268,123)	$(247,857)	$759,605	$(172,252)	$587,353	$5,276	$592,629

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$96,654	$80,905
Gain from discontinued operations	—	128
Net income from continuing operations	96,654	80,777
Adjustments to reconcile net income from continuing operations to net cash (used in) provided by operating activities:
Provision for (benefit from) loan losses	5,165	(2,282)
Loss (income) of associated companies, net of taxes	2,383	(28,961)
Realized and unrealized losses on securities, net	26,211	18,779
Gains on sales of businesses	(85,185)	(8,096)
Gain on sale of property, plant and equipment	—	(6,646)
Derivative gains on economic interests in loans	(2,382)	(2,605)
Deferred income taxes	15,161	42,598
Depreciation and amortization	27,511	30,199
Non-cash lease expense	4,991	5,269
Equity-based compensation	473	717
Other	(1,809)	1,482
Net change in operating assets and liabilities:
Trade and other receivables	(32,706)	(42,642)
Inventories	(38,290)	(22,484)
Prepaid expenses and other assets	(7,213)	8,890
Accounts payable, accrued and other liabilities	75,507	(7,077)
Net increase in loans held for sale	(187,332)	(52,921)
Net cash (used in) provided by operating activities	(100,861)	14,997
Net cash provided by operating activities - discontinued operations	—	128
Total cash (used in) provided by operating activities	(100,861)	15,125
Cash flows from investing activities:
Purchases of investments	(144,227)	(9,018)
Proceeds from sales of investments	—	24,217
Proceeds from maturities of investments	6,900	4,235
Loan originations, net of collections	(13,640)	186,633
Purchases of property, plant and equipment	(18,470)	(13,925)
Proceeds from sale of property, plant and equipment	—	6,979
Net proceeds from sales of businesses	142,081	16,000
Net cash (used in) provided by investing activities	(27,356)	215,121
Cash flows from financing activities:
Net revolver repayments	(94,551)	(36,374)
Repayments of term loans	(51)	(5,113)
Purchases of the Company's common units	(31,417)	(28,612)
Net decrease in other borrowings	(214,211)	(120,677)
Distribution to preferred unitholders	(4,817)	(4,817)
Purchase of subsidiary shares from noncontrolling interest	(8,606)	—
Net increase in deposits	360,620	55,293
Net cash provided by (used in) financing activities	6,967	(140,300)
Net change for the period	(121,250)	89,946
Effect of exchange rate changes on cash and cash equivalents	(2,490)	(1,410)
Cash, cash equivalents and restricted cash at beginning of period	325,363	135,788
Cash, cash equivalents and restricted cash at end of period	$201,623	$224,324

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

As of the date of this filing, for the period ended June 30, 2022, the Company has not experienced any significant disruptions to its businesses as compared to the same period in the prior fiscal year. Despite indications of economic recovery, the severity of the impact of the COVID-19 pandemic on the Company’s business in 2022 and beyond will depend on a number of uncertain factors and trends. Such factors and trends include, but are not limited to: the duration and severity of the virus and its current variants; the emergence of new variant strains; the availability and widespread use of vaccines; the impact of the global business and economic environment on liquidity and the availability of capital; and governmental actions that have been taken, or may be taken in the future, to mitigate adverse economic or other impacts or to mitigate the spread of the virus and its variants. The Company continues to monitor for any developments or updates to COVID-19 guidelines from public health and governmental authorities, as well as the protection of the health and safety of its personnel, and is continuously working to ensure that its health and safety protocols, business continuity plans and crisis management protocols are in place to help mitigate any negative impacts of the COVID-19 pandemic on the Company’s employees, business or operations.

Proposed Merger with Steel Connect, Inc.

On November 19, 2020, the Board of Directors of the Company sent a letter to Steel Connect, Inc. ("Steel Connect" or "STCN") setting forth a non-binding expression of interest to acquire all of the outstanding shares of Steel Connect common stock, par value $0.01 per share, not already owned by the Company and its subsidiaries. On March 24, 2022, the Company delivered a revised expression of interest in a potential combination of the Company and Steel Connect (the "Enhanced Proposal") to the Special Committee of the Board of Directors of Steel Connect ("STCN Special Committee"), which altered and increased the consideration proposed in its November 19, 2020 proposal. Under the Enhanced Proposal, the stockholders of Steel Connect would receive cash consideration of $1.30 per share, representing a premium of approximately 10% over the closing price of the Steel Connect’s common stock on March 23, 2022 and about an 83.1% premium over the closing share price on November 19, 2020.

On May 27, 2022, the Company communicated a further revised expression of interest (the "Further Enhanced Proposal") to the STCN Special Committee, which altered and increased the consideration proposed in the Enhanced Proposal. Under the Further Enhanced Proposal, the stockholders of Steel Connect would receive both (a) cash consideration of $1.35 per share, representing a premium of approximately 12.5% over the closing price of the Steel Connect’s common stock on May 31, 2022 and a premium of approximately 90.1% over the closing share price of Steel Connect’s common stock on November 19, 2020, and (b) a contingent value right to receive their pro rata share of proceeds, to the extent such proceeds exceed $80,000, if

Steel Connect’s ModusLink business were to be sold during the two years period following completion of the proposed combination of the Company and Steel Connect.

On June 12, 2022, Steel Connect, the Company and SP Merger Sub, Inc., a wholly-owned subsidiary of the Company ("Merger Sub"), entered into an agreement and plan of merger (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into Steel Connect (the "Merger"), with Steel Connect surviving the Merger as a wholly-owned subsidiary of the Company. The Merger Agreement provides that each share of Steel Connect’s common stock issued and outstanding immediately prior to the effective time of the Merger (other than dissenting shares and shares owned by Steel Connect, the Company or any of their respective subsidiaries) will, subject to the terms and conditions set forth in the Merger Agreement, be converted into the right to receive (i) $1.35 in cash, without interest and (ii) one contingent value right to receive a pro rata share of the proceeds received by Steel Connect, the Company or any of their affiliates with respect to the sale, transfer or other disposition of all or any portion of the assets currently owned by ModusLink within two years of the Merger's closing date, to the extent such proceeds exceed $80,000 plus certain related costs and expenses. The Company and certain of its affiliates have also entered into a Voting and Support Agreement pursuant to which, among other things, they have agreed to vote all shares of common stock and Series C Preferred Stock beneficially owned by them in favor of the adoption of the Merger Agreement and the Merger and any alternative acquisition agreement approved by the Steel Connect’s board of directors (acting on the recommendation of the STCN Special Committee).

The Merger Agreement includes a "go-shop" period, during which the Company could actively solicit and consider alternative acquisition proposals. The "go-shop" period expired at 11:59 p.m. Eastern time on July 12, 2022.

The closing of the Merger is conditioned upon receipt of approval of the Merger from (i) the holders of a majority in voting power of the outstanding shares of common stock and Series C Preferred Stock of Steel Connect (voting on an as converted to shares of common stock basis), voting together as a single class, (ii) a majority of the outstanding shares of common stock of Steel Connect not owned, directly or indirectly, by the Company and its affiliates and related parties, and any other officers or directors of Steel Connect and (iii) the holders of a majority of the outstanding shares of Series C Preferred Stock of Steel Connect, voting as a separate class, as well as other customary closing conditions. Accordingly, there can be no assurance that the Company will be able to complete the Merger on the expected timeline or at all.

The board of directors of Steel Connect, acting on the unanimous recommendation of the STCN Special Committee, and the Board of Directors of Steel Partner Holdings GP Inc., the general partner of the Company, approved the Merger Agreement and the transactions contemplated by the Merger Agreement (such transactions, collectively, the "Transactions") and resolved to recommend the Steel Connect stockholders adopt the Merger Agreement and approve the Transactions. The STCN Special Committee, which is comprised solely of independent and disinterested directors of Steel Connect who are unaffiliated with Steel Holdings, exclusively negotiated the terms of the Merger Agreement with the Company, with the assistance of its independent financial and legal advisors.

Subject to the satisfaction of all of the conditions to closing, including the receipt of the Steel Connect stockholder approvals, the Merger is expected to close in the second half of 2022.

Basis of Presentation

The accompanying unaudited consolidated financial statements as of June 30, 2022 and for the three and six-month periods ended June 30, 2022 and 2021, which have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods, include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected herein. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("Annual Report" or "Form 10-K"), from which the consolidated balance sheet as of December 31, 2021 has been derived.

The Company's fiscal quarter ends on the last day of the calendar quarter; however, for certain subsidiaries of the Company, the fiscal quarter periods end on the Saturday that is closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year. The Company and all its subsidiaries close their books for fiscal years on December 31. For ease of presentation, the quarterly financial statements included herein are described as ending on the last day of the calendar quarter.

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

Accounting Standards Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which was further updated and clarified by the FASB through issuance of additional related ASUs. This new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 provides entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, that are within the scope of Subtopic 326-20, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. The new standards were to be effective for the Company's 2020 fiscal year. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This new standard amended the effective date of Topic 326 for smaller reporting companies until January 1, 2023. A company's determination about whether it is eligible to be a smaller reporting company is based on its most recent determination as of November 15, 2019, in accordance with SEC regulations. As of this date, the Company met the SEC definition of a smaller reporting company. Therefore, the Company will adopt Topic 326 beginning January 1, 2023. The Company is currently evaluating the potential impact of this new guidance; however, it expects that it could have a significant impact on the Company's allowance for loan losses ("ALLL").

2. REVENUES

Disaggregation of Revenues

Revenues are disaggregated at the Company's segment level since the segment categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. For additional details related to the Company's reportable segments, see Note 18 - "Segment Information."

The following table presents the Company's revenues disaggregated by geography for the three and six months ended June 30, 2022 and 2021. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$419,645	$360,126	$803,915	$655,994
Foreign	21,763	26,307	43,238	44,932
Total revenue	$441,408	$386,433	$847,153	$700,926

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections result in billed trade receivables, unbilled receivables (contract assets) and deferred revenues (contract liabilities) on the consolidated balance sheets.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the contract asset balance was $12,078 and $12,014, respectively.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts that are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheets, based on the timing of when the Company expects to recognize revenue.

Contract Liabilities
Balance at December 31, 2021	$3,396
Deferral of revenue	3,200
Recognition of unearned revenue	(3,437)
Balance at June 30, 2022	$3,159

Balance at December 31, 2020	$7,707
Deferral of revenue	7,807
Recognition of unearned revenue	(8,136)
Balance at June 30, 2021	$7,378

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

2022 Investment in Nonconsolidated Affiliate

On April 1, 2022, the Company acquired an interest in PCS-Mosaic Co-Invest L.P. ("PCS-Mosaic"), a private investment fund for a purchase price of approximately $23,600. The fund is primarily invested in specialized software development and training services. The Company will account for its investment as an equity method investment as the Company does not have a controlling financial interest. The Company has not elected the fair value option to account for PCS-Mosaic which will be carried at cost, plus or minus the Company’s share of net earnings or losses of the investment, subject to certain other adjustments. The Company’s share of net earnings or losses of the investment is included in Income (loss) of associated companies net of tax on the Company’s consolidated statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Due to the timing of receiving financial information from its PCS-Mosaic, the Company will record its share of net earnings or losses on a one quarter lag basis.

2022 Divestiture of SLPE Business

On April 25, 2022, the Company completed the sale of its subsidiary, SLPE, to AEI US Subsidiary LLC, a subsidiary of Advanced Energy Industries, Inc. for a sales price of $144,500, consisting entirely of cash, subject to customary closing net working capital adjustments. The Company recognized a pre-tax gain from continuing operations of $86,037 which is presented in Gains from sales of businesses in the consolidated statement of operations during the three months ended June 30, 2022. SLPE designed, manufactured, and marketed power conversion solutions for original equipment manufacturers in the medical, lighting, audio-visual, controls, and industrial sectors and comprised the Company’s Electrical Products business in the Diversified Industrial segment. SLPE recognized net sales of $65,974 and income before taxes of $5,120 for the year ended December 31, 2021.

2021 Divestiture of Edge Business

On February 1, 2021, the Company completed the sale of its Edge business for a sales price of $16,000, subject to a working capital adjustment. The Company recognized a pre-tax gain of $8,096 which is presented in Gains from sales of businesses in the consolidated statement of operations during the three months ended March 31, 2021. Edge provided roofing edge products and components utilized in the securement of perimeter roof edges and was part of the Company's OMG business in the Diversified Industrial segment. Edge recognized net sales of $17,534 and operating income of $1,250 for the year ended December 31, 2020.

5. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classifications of Loans receivable, including loans held for sale, held by WebBank as of June 30, 2022 and December 31, 2021 are as follows:

	Total				Current		Non-current
	June 30, 2022	%	December 31, 2021	%	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Loans held for sale	$385,964		$198,632		$385,964	$198,632	$—	$—

Commercial real estate loans	$817	—%	$663	—%	$—	$—	$817	$663
Commercial and industrial	774,104	89%	779,536	91%	352,677	293,965	421,427	485,571
Consumer loans	92,397	11%	76,067	9%	71,152	50,857	21,245	25,210
Total loans	867,318	100%	856,266	100%	423,829	344,822	443,489	511,444
Less:
Allowance for loan losses	(16,502)		(13,925)		(16,502)	(13,925)	—	—
Total loans receivable, net	$850,816		$842,341		407,327	330,897	443,489	511,444
Loans receivable, including loans held for sale (a)					$793,291	$529,529	$443,489	$511,444
(a)    The carrying value of loans receivable, including loans held for sale, is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, was $1,236,513 and $1,041,459 as of June 30, 2022 and December 31, 2021, respectively.

Loans with a carrying value of approximately $145,172 and $167,437 were pledged as collateral for potential borrowings as of June 30, 2022 and December 31, 2021, respectively. WebBank serviced $2,733 and $2,780 in loans for others as of June 30, 2022 and December 31, 2021, respectively.

WebBank sold loans classified as loans held for sale of $6,965,315 and $4,513,036 during the six months ended June 30, 2022 and 2021, respectively. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of consumer and small business loans. Amounts added to loans held for sale during the same periods were $7,182,804 and $4,572,063, respectively.

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
•Value of underlying collateral

Changes in the level of the ALLL reflect changes in these factors. The magnitude of the impact of each of these factors on the qualitative assessment of the ALLL changes from quarter to quarter according to the extent these factors are already reflected in historic loss rates and according to the extent these factors diverge from one another. Also considered is the uncertainty inherent in the estimation process when evaluating the ALLL. WebBank's ALLL increased $2,686, or 19%, during the three months ended June 30, 2022 and increased $2,577 or 19% during the six months ended June 30, 2022. WebBank continues to monitor the impact of the current economic environment, including potential future negative impacts to its loan portfolio.

Changes in the ALLL are summarized as follows:

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2021	$23	$9,205	$4,697	$13,925
Charge-offs	—	(947)	(1,273)	(2,220)
Recoveries	7	415	407	829
(Benefit) Provision	(5)	648	639	1,282
March 31, 2022	$25	$9,321	$4,470	$13,816
Charge-offs	—	(1,005)	(884)	(1,889)
Recoveries	6	410	276	692
(Benefit) Provision	(6)	2,489	1,400	3,883
June 30, 2022	$25	$11,215	$5,262	$16,502

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2020	$22	$9,293	$17,744	$27,059
Charge-offs	—	(3,607)	(3,669)	(7,276)
Recoveries	6	514	396	916
(Benefit) Provision	(6)	1,038	(1,747)	(715)
March 31, 2021	$22	$7,238	$12,724	$19,984
Charge-offs	—	(1,821)	(2,470)	(4,291)
Recoveries	6	885	363	1,254
(Benefit) Provision	(6)	808	(2,369)	(1,567)
June 30, 2021	$22	$7,110	$8,248	$15,380

The ALLL and outstanding loan balances according to the Company's impairment method are summarized as follows:

June 30, 2022	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$9	$97	$—	$106
Collectively evaluated for impairment	16	11,118	5,262	16,396
Total	$25	$11,215	$5,262	$16,502
Outstanding loan balances:
Individually evaluated for impairment	$9	$1,077	$—	$1,086
Collectively evaluated for impairment	808	773,027	92,397	866,232
Total	$817	$774,104	$92,397	$867,318

December 31, 2021	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$9	$152	$—	$161
Collectively evaluated for impairment	14	9,053	4,697	13,764
Total	$23	$9,205	$4,697	$13,925
Outstanding loan balances:
Individually evaluated for impairment	$9	$2,079	$—	$2,088
Collectively evaluated for impairment	654	777,457	76,067	854,178
Total	$663	$779,536	$76,067	$856,266

Nonaccrual and Past Due Loans

Commercial and industrial loans past due 90 days or more and still accruing interest were $7,114 and $3,037 at June 30, 2022 and December 31, 2021, respectively. Consumer loans past due 90 days or more and still accruing interest were $640 and $460 at June 30, 2022 and December 31, 2021, respectively. The Company did not have any nonaccrual loans at June 30, 2022 or December 31, 2021.

Past due loans (accruing and nonaccruing) are summarized as follows:

June 30, 2022	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$817	$—	$—	$—	$817	$—	$—
Commercial and industrial	757,990	9,000	7,114	16,114	774,104	7,114	—
Consumer loans	89,537	2,220	640	2,860	92,397	640	—
Total loans	$848,344	$11,220	$7,754	$18,974	$867,318	$7,754	$—

December 31, 2021	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$663	$—	$—	$—	$663	$—	$—
Commercial and industrial	772,157	4,342	3,037	7,379	779,536	3,037	—
Consumer loans	74,292	1,315	460	1,775	76,067	460	—
Total loans	$847,112	$5,657	$3,497	$9,154	$856,266	$3,497	$—
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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

June 30, 2022	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$808	$—	$9	$—	$817
Commercial and industrial	572,752	196,722	3,553	1,077	—	774,104
Consumer loans	92,397	—	—	—	—	92,397
Total loans	$665,149	$197,530	$3,553	$1,086	$—	$867,318

December 31, 2021	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$654	$—	$9	$—	$663
Commercial and industrial	308,443	465,333	3,681	2,079	—	779,536
Consumer loans	76,067	—	—	—	—	76,067
Total loans	$384,510	$465,987	$3,681	$2,088	$—	$856,266

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. When loans are impaired, an estimate of the amount of the balance that is impaired is made. A specific reserve is assigned to the loan based on the estimated present value of the loan's future cash flows discounted at the loan's effective interest rate, the observable market price of the loan or the fair value of the loan's underlying collateral less the cost to sell. When the impairment is based on the fair value of the loan's underlying collateral, the portion of the balance that is impaired is charged off, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, in accordance with the contractual loan agreement. WebBank recognized $45 and $68 on impaired loans for the six months ended June 30, 2022 and 2021, respectively. Payments received on impaired loans that are nonaccruing are not recognized in interest income, but are applied as a reduction of the principal outstanding. Payments are recognized when cash is received. Information on impaired loans is summarized as follows:

		Recorded Investment
June 30, 2022	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$9	$—	$9	$9	$9	$9
Commercial and industrial	1,077	—	1,077	1,077	97	1,047
Total loans	$1,086	$—	$1,086	$1,086	$106	$1,056

		Recorded Investment
December 31, 2021	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$9	$—	$9	$9	$9	$10
Commercial and industrial	2,079	—	2,079	2,079	152	2,468
Total loans	$2,088	$—	$2,088	$2,088	$161	$2,478

During the three months ended June 30, 2022, WebBank did not issue new loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The existing loans were funded by the PPP Liquidity Facility, have terms of between two and five years, and their repayment is guaranteed by the SBA. Payments by borrowers on the loans can begin up to 16 months after the note date, and interest will continue to accrue during the 16-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. The PPP loans are included in Commercial and industrial loans in the table above. As of June 30, 2022, the total PPP loans and associated liabilities were $177,457 and $118,934, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of June 30, 2022. As of December 31, 2021, the total PPP loans and associated liabilities were $328,713 and $333,963, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of December 31, 2021. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan. The Bank has received forgiveness payments from the SBA and received payments from borrowers of $152,426 during the six months ended June 30, 2022.

The Company is offering loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with the interagency statement issued by the federal banking agencies provides that loan modifications made in response to COVID-19 do not need to be accounted for as a troubled debt restructuring ("TDR"). Accordingly, the Company does not account for such loan modifications as TDRs. The Company's loan modifications allow for payment deferrals, payment reduction, and settlements amongst others. As of June 30, 2022, the Company had granted loan modifications on $4,352 of loans. The loan modification program is ongoing and additional loans continue to be granted modifications. The Company granted approximately $5,595 short–term deferments on loan balances of $4,352, which represent 0.50% of total loan balances as of June 30, 2022. These loan modifications are not classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms.

6. INVENTORIES, NET

A summary of Inventories, net is as follows:

	June 30, 2022	December 31, 2021
Finished products	$56,982	$48,801
In-process	43,332	37,024
Raw materials	74,342	62,207
Fine and fabricated precious metal in various stages of completion	39,350	37,707
	214,006	185,739
LIFO reserve	(1,355)	(1,468)
Total	$212,651	$184,271

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

The Company obtains certain precious metals under a fee consignment agreement. As of June 30, 2022 and December 31, 2021, the Company had approximately $28,854 and $30,751, respectively, of precious metals, principally silver, under consignment, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount recorded in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

	June 30, 2022	December 31, 2021
Supplemental inventory information:
Precious metals stated at LIFO cost	$5,887	$3,409
Precious metals stated under non-LIFO cost methods, primarily at fair value	$32,108	$32,830
Market value per ounce:
Silver	$21.16	$23.32
Gold	$1,830.72	$1,827.90
Platinum	$909.70	n/a
Palladium	$1,874.91	$1,915.07

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A summary of the change in the carrying amount of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Financial Services	Corporate and Other	Total
Balance as of December 31, 2021
Gross goodwill	$180,347	$67,143	$6,515	$81	$254,086
Accumulated impairments	(41,278)	(64,790)	—	—	(106,068)
Net goodwill	139,069	2,353	6,515	81	148,018
Divestitures(a)	(25,157)	—	—	—	(25,157)
Currency translation adjustments	(17)	—	—	—	(17)
Balance as of June 30, 2022
Gross goodwill	155,173	67,143	6,515	81	228,912
Accumulated impairments	(41,278)	(64,790)	—	—	(106,068)
Net goodwill	$113,895	$2,353	$6,515	$81	$122,844
(a)    Related to the divestiture of the SLPE business. See Note 4 - "Acquisition and Divestitures."

A summary of Other intangible assets, net is as follows:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$190,342	$127,323	$63,019	$212,589	$134,876	$77,713
Trademarks, trade names and brand names	46,544	20,912	25,632	50,477	21,516	28,961
Developed technology, patents and patent applications	32,605	22,397	10,208	32,554	21,519	11,035
Other	16,225	14,793	1,432	18,766	16,645	2,121
Total	$285,716	$185,425	$100,291	$314,386	$194,556	$119,830

Trademarks with indefinite lives as of June 30, 2022 and December 31, 2021 were $11,764 and $11,726, respectively. Amortization expense related to intangible assets was $3,729 and $4,608 for the three months ended June 30, 2022 and 2021, respectively, and $7,993 and $9,376 for the six months ended June 30, 2022 and 2021, respectively.

Based on gross carrying amounts at June 30, 2022, the Company's estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2022 through 2026 is presented in the table below.

	Year Ending December 31,
	2022	2023	2024	2025	2026
Estimated amortization expense	15,101	14,097	13,525	12,113	10,072

8. INVESTMENTS

The following table summarizes the Company's long-term investments as of June 30, 2022 and December 31, 2021.

	Ownership %		Long-Term Investments Balance
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Aerojet Rocketdyne Holdings, Inc. (a)	4.9%	4.9%	$158,533	$184,678
Other long-term investments			2,866	1,850
Steel Connect, Inc. ("STCN") convertible notes (b)			13,887	14,841
STCN preferred stock (c)			33,637	34,255
STCN common stock	30.1%	30.1%	24,546	25,456
PCS-Mosaic	59.0%		23,600	—
Total			$257,069	$261,080

(a)    Gross unrealized gains for Aerojet Rocketdyne Holdings, Inc. ("Aerojet") totaled $147,421 and $178,844 at June 30, 2022 and 2021, respectively.
(b)    Represents investment in STCN convertible notes, which the Company accounts for under the fair value option with changes in fair value recognized in the Company's consolidated statements of operations. The Company entered into a convertible note with STCN ("STCN

Note") on February 28, 2019, which matures on March 1, 2024. The cost basis of the STCN Note totaled $14,943 as of both June 30, 2022 and December 31, 2021. The STCN Note is convertible into shares of STCN's common stock at an initial conversion rate of 421.2655 shares of common stock per $1,000 principal amount of the STCN Note (which is equivalent to an initial conversion price of approximately $2.37 per share), subject to adjustment upon the occurrence of certain events. The STCN Note, if converted as of June 30, 2022, when combined with STCN common and preferred shares, also if converted, owned by the Company, would result in the Company having a direct interest of approximately 50.1% of STCN's outstanding shares.
(c)    Represents investment in shares of STCN preferred stock, which the Company accounts for under the fair value option with changes in fair value recognized in the Company's consolidated statements of operations. The investment in STCN preferred stock had a cost basis of $35,688 at June 30, 2022 and December 31, 2021. Each share of preferred stock can be converted into shares of STCN's common stock at an initial conversion price equal to $1.96 per share, subject to adjustment upon the occurrence of certain events.

	(Income) Loss of Associated Companies, Net of Taxes
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
STCN convertible notes	$588	$(35)	$955	$(622)
STCN preferred stock	221	647	621	(1,810)
STCN common stock	(3,069)	(3,452)	807	(22,630)
Aviat common stock (a)	—	—	—	(3,899)
Total	$(2,260)	$(2,840)	$2,383	$(28,961)
(a)    During the six months ended June 30, 2021, the Company sold its remaining investment in Aviat for total proceeds of approximately $24,100.

The amounts of unrealized gains (losses) for the three and six months ended June 30, 2022 and 2021 that relate to equity securities still held as of June 30, 2022 and 2021, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net gains (losses) recognized during the period on equity securities	$1,515	$4,470	$(26,211)	$(18,779)
Less: Net losses recognized during the period on equity securities sold during the period	—	43	—	36
Unrealized losses recognized during the period on equity securities still held at the end of the period	$1,515	$4,427	$(26,211)	$(18,815)

Equity Method Investments

The Company's investments in associated companies include STCN and PCS-Mosaic which are accounted for under the equity method of accounting. STCN is accounted for using the fair value option, however, PCS-Mosaic is not accounted for using the fair value option. Associated companies are included in the Corporate and Other segment. Certain associated companies have a fiscal year end that differs from December 31. Additional information for SPLP's significant investments in associated companies is as follows:

STCN is a publicly-traded holding company, whose wholly-owned subsidiary, ModusLink Corporation, serves the supply chain management market.

The following summary (unaudited) statements of operations amounts are for STCN for the three months and nine months ended April 30, 2022 and 2021, which are STCN's nearest corresponding full fiscal quarter to the Company's fiscal quarters ended June 30, 2022 and 2021, respectively. PCS-Mosaic’s results are not included in the table below as the results will be recorded on a lag basis and therefore the Company will record PCS-Mosaic’s results for the quarter ended June 30, 2022 in the quarter ended September 30, 2022.

	Three Months Ended Apr 30,		Nine Months Ended Apr 30,
	2022	2021	2022	2021
Summary operating results(a)
Net revenue	$51,548	$49,434	$150,223	$178,552
Gross profit	$9,245	$9,903	$29,551	$39,290
Loss from continuing operations, after income taxes	$(9,695)	$(9,294)	$(12,163)	$(11,481)
Net income (loss)	$30,200	$(27,629)	$(12,271)	$(33,376)

(a)    STCN's summary operating results for the three and nine months ended April 30, 2022, were restated by STCN to reclassify its IWCO Direct business as discontinued operations.

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

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$167,577	$452	$168,029	$167,577

Contractual maturities within:
One year to five years				160,167
Five years to ten years				5,710
After ten years				1,700
Total				$167,577

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$54,932	$225	$55,157	$54,932

Contractual maturities within:
One year to five years				42,218
Five years to ten years				11,199
After ten years				1,515
Total				$54,932

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

9. DEBT

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	June 30, 2022	December 31, 2021
Short term debt:
Foreign	$200	$100
Short-term debt	200	100
Long-term debt:
Credit Agreement	175,200	269,850
Other debt - domestic	1,020	1,071
Subtotal	176,220	270,921
Less: portion due within one year	1,020	1,071
Long-term debt	175,200	269,850
Total debt	$176,420	$271,021

As of June 30, 2022 long-term debt maturities in each of the next five years as follows:

	Total	2022	2023	2024	2025	2026	Thereafter
Long-term debt (a)	$176,220	$1,020	$—	$—	$—	$175,200	$—
(a)    As of June 30, 2022, long term debt of $1,020 is expected to mature over the following twelve months.

As of June 30, 2022, the Company's senior credit agreement, as amended and restated ("Credit Agreement") covers substantially all of the Company's subsidiaries, with the exception of WebBank, and provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the "Revolving Credit Loans"), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a foreign currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The Credit Agreement permits, under certain circumstances, to increase the aggregate principal amount of revolving credit commitments under the Credit Agreement by $300,000 plus additional amounts so long as the Leverage Ratio would not exceed 3.50:1. Borrowings bear interest, at annual rates of either Base Rate, SOFR Rate or Term RFR, at the borrowers’ option, plus an applicable margin, as set forth in the Credit Agreement. As of June 30, 2022, the Credit Agreement also provides for a commitment fee of 0.150% to be paid on unused borrowings.

The Credit Agreement contains financial covenants, including: (i) a Leverage Ratio not to exceed 4.25 to 1.00 for quarterly periods as of the end of each fiscal quarter; provided, however, that notwithstanding the foregoing, following a Material Acquisition, Borrowers shall not permit the Leverage Ratio, calculated as of the end of each of the four (4) fiscal quarters immediately following such Material Acquisition (which, for the avoidance of doubt, shall commence with the fiscal quarter in which such Material Acquisition is consummated), to exceed 4.50 to 1.00 and (ii) an Interest Coverage Ratio, calculated as of the end of each fiscal quarter, not less than 3.00 to 1.00. The Credit Agreement also contains standard representations, warranties and covenants for a transaction of this nature, including, among other things, covenants relating to: (i) financial reporting and notification; (ii) payment of obligations; (iii) compliance with law; (iv) maintenance of insurance; and (v) maintenance of properties. As of June 30, 2022 the Company was in compliance with all financial covenants under the Credit Agreement. The Company believes it will remain in compliance with the Credit Agreements covenants for the next twelve months.

The weighted average interest rate on the Credit Agreement was 2.77% at June 30, 2022. As of June 30, 2022, letters of credit totaling $9,748 had been issued under the Credit Agreement. The primary use of the Company's letters of credit are to support the performance and financial obligations for environmental matters, insurance programs and real estate leases. The Credit Agreement permits the Company to borrow for the dividends on its preferred units, pension contributions, investments, acquisitions and other general corporate expenses. Based on financial results as of June 30, 2022, the Company's total availability under the Credit Agreement, which is based upon Consolidated Adjusted EBITDA and certain covenants as described in the Credit Agreement, was approximately $415,000 as of June 30, 2022.

10. FINANCIAL INSTRUMENTS

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 15 - "Fair Value Measurements"). As of June 30, 2022, outstanding derivatives mature within three to five years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial Services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Precious Metal and Commodity Inventories

As of June 30, 2022, the Company had the following outstanding forward contracts with settlement dates through October 2022. There were no futures contracts outstanding as of June 30, 2022.

Commodity	Amount (in whole units)	Notional Value
Silver	71,132 ounces	$1,543
Gold	1,071 ounces	$1,969
Palladium	1,523 ounces	$2,812
Platinum	9 ounces	$8
Copper	283,000 pounds	$1,260
Tin	34 metric tons	$1,251

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets are as follows:

	Fair Value of Derivative Assets (Liabilities)
	June 30, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as ASC 815 hedges
Commodity contracts	Other assets	$232	Accrued liabilities	$(53)
Derivatives not designated as ASC 815 hedges
Commodity contracts	Other assets	$371	Accrued liabilities	$(349)
Economic interests in loans	Other non-current assets	$5,582	Other non-current assets	$6,483

The effects of fair value hedge accounting on the consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 are not material. The effects of derivatives not designated as ASC 815 hedging instruments on the consolidated statements of operations for the six months ended June 30, 2022 and 2021 are as follows:

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Commodity contracts	Other (expense) income, net	1,442	$(500)	448	$(715)
Economic interests in loans	Financial Services revenue	2,382	7,682	1,453	9,135
Total		$3,824	$7,182	$1,901	$8,420

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

As of June 30, 2022 and December 31, 2021, WebBank's undisbursed loan commitments totaled $525,017 and $218,090, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest cost	$2,382	$1,876	$4,764	$3,753
Expected return on plan assets	(6,336)	(6,322)	(12,671)	(12,643)
Amortization of actuarial loss	2,128	2,945	4,256	5,889
Total Pension (Income) Expense	$(1,826)	$(1,501)	$(3,651)	$(3,001)

Pension (income) expense is included in Selling, general and administrative expenses in the consolidated statements of operations. During the six months ended June 30, 2022, the Company contributed $3,837 to its pension plans. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events. The Company currently estimates it will contribute $8,600 to its pension plans during the remainder of 2022. In July 2022, the Company contributed $5,600 to its pension plans.

12. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of June 30, 2022, the Company had 21,917,246 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

The Board of Directors of SPH GP, the general partner of SPLP (the "Board of SPH GP") has approved the repurchase of up to an aggregate of 7,639,870 of the Company's common units ("Repurchase Program"). The Repurchase Program, which was announced on December 7, 2016, supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. The Company repurchased 500,064 and 768,687 common units for an aggregate purchase price of $20,999 and $31,417 for the three and six months ended June 30, 2022, respectively. Since the inception of the Repurchase Program the Company has purchased 7,020,932 common units for an aggregate price of approximately $130,801. As of June 30, 2022, there remained 618,938 common units that may yet be purchased under the Repurchase Program. In July 2022, the Company repurchased 141,724 common units for $5,942.

Incentive Award Plan

The Company's 2018 Incentive Award Plan ("2018 Plan") provides equity-based compensation through the grant of options to purchase the Company's limited partnership units, unit appreciation rights, restricted units, phantom units, substitute awards, performance awards, other unit-based awards, and includes, as appropriate, any tandem distribution equivalent rights granted with respect to an award (collectively, "LP Units"). On May 18, 2020, the Company's unitholders approved the Amended and Restated 2018 Incentive Award Plan, which increased the number of LP Units issuable under the 2018 Plan by 500,000 to a total of 1,000,000 LP Units. On June 9, 2021, the Company's unitholders approved the Second Amended and Restated 2018 Incentive Award Plan ("Second A&R 2018 Plan"), which increased the number of LP Units issuable under the 2018 Plan by 1,000,000 to a total of 2,000,000 LP Units. The Company granted 5,000 restricted LP Units under the Second A&R 2018 Plan through the six months ended June 30, 2022. Such restricted LP Units were valued based upon the market value of the Company's LP Units on the date of grant, and collectively represent approximately $197 of unearned compensation that will be recognized as expense ratably over the vesting period of the units. The grant has a graded vesting period over three years from the date of grant.

Preferred Units

The Company's 6.0% Series A preferred units, no par value ("SPLP Preferred Units") entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared cash distributions of approximately $2,408 and $4,817 to preferred unitholders for both the three and six months ended June 30, 2022 and 2021, respectively. The SPLP Preferred Units have a term of nine years, ending February 2026, and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as non-current liabilities, including accrued interest expense, on the Company's consolidated balance sheets because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as liabilities, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of operations. As of June 30, 2022 and December 31, 2021, there were 6,422,128 SPLP Preferred Units outstanding.

On August 4, 2022, the Board of SPH GP declared a regular quarterly cash distribution of $0.375 per unit, payable September 15, 2022, to unitholders of record as of September 1, 2022, on its SPLP Preferred Units.

Accumulated Other Comprehensive Loss

Changes, net of tax, where applicable, in AOCI are as follows:

	Unrealized loss on available-for-sale debt securities	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2021	$(92)	$(13,961)	$(117,750)	$(131,803)
Net other comprehensive loss attributable to common unitholders	—	(459)	—	(459)
Balance at March 31, 2022	(92)	(14,420)	(117,750)	(132,262)
Net other comprehensive loss attributable to common unitholders	—	(2,194)	—	(2,194)
Balance at June 30, 2022	$(92)	$(16,614)	$(117,750)	$(134,456)

	Unrealized loss on available-for-sale securities	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2020	$(274)	$(12,828)	$(159,547)	$(172,649)
Net other comprehensive loss attributable to common unitholders	—	(217)	—	(217)
Balance at March 31, 2021	(274)	(13,045)	(159,547)	(172,866)
Net other comprehensive income attributable to common unitholders	—	614	—	614
Balance at June 30, 2021	$(274)	$(12,431)	$(159,547)	$(172,252)

Incentive Unit Awards

In 2012, SPLP issued to the Manager partnership profits interests in the form of Incentive Units which entitle the holder generally to share in 15% of the increase in the equity value of the Company, based on the volume weighted average price of the Company’s common units for the 20 trading days prior to the year-end measurement date. In 2015, the Manager assigned its rights to Incentive Units to a related party, SPH SPV-I LLC ("SPH SPV-I") pursuant to an Incentive Unit Agreement. Vesting in Incentive Units is measured annually on the last day of the Company’s fiscal year and is based upon exceeding a baseline equity value per common unit which is currently $39.26 and was determined when the most recent award vested on December 31, 2021. The number of outstanding Incentive Units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The measurement date equity value per common unit is determined by calculating the volume weighted average price of the Company’s common units for 20 trading days prior to a measurement date. If an Incentive Unit award vests as of an annual measurement date they will be issued as Class C units.

Upon vesting in Incentive Units, the baseline equity value will be recalculated as the new baseline equity value to be assessed at the next annual measurement date. If the baseline equity value is not exceeded as of an annual measurement date, then no portion of annual Incentive Units will be classified as Class C common units for that year and the baseline equity value per common unit will be the same amount as determined upon the prior vesting. The Class C units have the same rights as the LP Units, including, without limitation, with respect to partnership distributions and allocations of income, gain, loss and deduction, in all respects, except that liquidating distributions made by the Company to such holder may not exceed the amount of its capital account allocable to such Class C units and such Class C units may not be sold in the public market, until they have converted into LP Units. At such time that the amount of the capital account allocable to a Class C unit is equal to the amount of the capital account allocable to an LP Unit, such Class C unit shall convert automatically into an LP Unit. As of the annual measurement date on December 31, 2021, 1,702,059 Incentive Units vested as the Company’s volume weighted average price exceeded the then baseline equity value of $19.65, and upon vesting, were classified as Class C units. On May 11, 2022, the Company converted and issued the 1,702,059 Class C common units to SPH SPV-I, which SPH SPV-I earned based on the Company’s performance in 2021.

With respect to the Incentive Units that may vest based on the Company's performance in 2022, if June 30, 2022, were the annual measurement date, then approximately 215,626 Incentive Units would vest and be issued as Class C common units based upon the volume weighted-average price of the Company's common units for 20 trading days prior to June 30, 2022. However, pursuant to the terms to the Incentive Unit Agreement, vesting of the Incentive Units only occurs based on the value of the Company’s common units at the annual measurement date on December 31, 2022, and therefore, more, fewer or no Incentive Units may vest for 2022.

13. INCOME TAXES

The Company recorded income tax provisions of $39,436 and $47,045 for the three and six months ended June 30, 2022, and of $35,413 and $50,007 for the three and six months ended June 30, 2021, respectively. The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include partnership losses for which no tax benefit is recognized, tax expense related to unrealized gains and losses on investment, tax expense related to the net gain on disposal of subsidiaries, changes in deferred tax valuation allowances and other permanent differences. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of certain deferred tax assets will not be realized in future periods.

14. NET INCOME PER COMMON UNIT

The following data was used in computing net income per common unit shown in the Company's consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income from continuing operations	$92,113	$27,435	$96,654	$80,777
Net income attributable to noncontrolling interests in consolidated entities	(35)	(323)	(11)	(714)
Net income from continuing operations attributable to common unitholders	92,078	27,112	96,643	80,063
Net income from discontinued operations attributable to common unitholders	—	128	—	128
Net income attributable to common unitholders	92,078	27,240	96,643	80,191
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a)	3,076	3,076	6,145	6,145
Net income attributable to common unitholders – assuming dilution	$95,154	$30,316	$102,788	$86,336
Net income per common unit – basic
Net income from continuing operations	$4.03	$1.24	$4.29	$3.60
Net income from discontinued operations	—	0.01	—	0.01
Net income attributable to common unitholders	$4.03	$1.25	$4.29	$3.61
Net income per common unit – diluted
Net income from continuing operations	$3.52	$1.02	$3.82	$2.67
Net income from discontinued operations	—	0.01	—	0.01
Net income attributable to common unitholders	$3.52	$1.03	$3.82	$2.68
Denominator for net income per common unit – basic	22,846,677	21,829,714	22,529,635	22,222,557
Effect of dilutive securities:
Incentive Units	215,626	1,039,469	234,820	519,735
Unvested restricted common units	185,153	166,377	182,543	148,884
SPLP Preferred Units	3,814,123	6,525,677	3,984,549	9,352,334
Denominator for net income per common unit – diluted	27,061,579	29,561,237	26,931,547	32,243,510
(a)    Assumes the SPLP Preferred Units were redeemed in common units as described in Note 12 - "Capital and Accumulated Other Comprehensive Loss."

15. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of June 30, 2022 and December 31, 2021 are summarized by type of inputs applicable to the fair value measurements as follows:

June 30, 2022	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	184,374	—	49,095	233,469
Precious metal and commodity inventories recorded at fair value	34,986	—	—	34,986
Economic interests in loans (b)	—	—	5,582	5,582
Commodity contracts on precious metal and commodity inventories	—	603	—	603
Warrants (c)	—	—	5,385	5,385
Total	$219,360	$603	$60,062	$280,025

Liabilities:
Other precious metal liabilities	$30,135	$—	$—	$30,135
Total	$30,135	$—	$—	$30,135

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	$210,995	$—	$50,085	$261,080
Precious metal and commodity inventories recorded at fair value	35,438	—	—	35,438
Economic interests in loans (b)	—	—	6,483	6,483
Warrants (c)	—	—	6,929	6,929
Total	$246,433	$—	$63,497	$309,930

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$402	$—	$402
Other precious metal liabilities	31,725	—	—	31,725
Total	$31,725	$402	$—	$32,127
(a)    For additional detail of the long-term investments see Note 8 - "Investments." The investment in PCS-Mosaic of $23,600 is not included in the fair value leveling tables as it is valued at cost.
(b)    For additional detail of the economic interests in loans see Note 10 – "Financial Instruments".
(c)     Included within Other non-current assets in the consolidated balance sheets.

There were no transfers of securities among the various measurement input levels during the three and six months ended June 30, 2022.

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

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long Term Investments	Economic Interests in Loans	Warrants	Total
Balance as of December 31, 2021	$50,085	$6,483	$6,929	$63,497
Purchases	583	—	—	583
Sales and cash collections	—	(3,283)	(2,150)	(5,433)
Realized gains	—	2,382	606	2,988
Unrealized losses	(1,573)	—	—	(1,573)
Balance as of June 30, 2022	$49,095	$5,582	$5,385	$60,062

Balance as of December 31, 2020	$48,434	$11,599	$2,618	$62,651
Purchases	41	—	—	41
Sales and cash collections	—	(5,069)	(2,377)	(7,446)
Realized gains	—	2,605	4,836	7,441
Unrealized gains	2,509	—	—	2,509
Balance as of June 30, 2021	$50,984	$9,135	$5,077	$65,196
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

The Company uses the net asset value included in quarterly statements it receives in arrears from a venture capital fund to determine the fair value of such fund and determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities. The fair value of the derivatives, or economic interest in loans, held by WebBank (see Note 10 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flow analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 6.77% to 35.60%, a constant default rate of 1.89% to 21.50% and a discount rate of 1.86% to 26.02%. Warrants were primarily valued using a market approach which leveraged recent securities transactions.

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

The environmental claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs, and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues costs associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of June 30, 2022, on a consolidated basis, the Company recorded liabilities of $12,214 and $24,930 in Accrued liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet. As of December 31, 2021, on a consolidated basis, the Company recorded liabilities of $2,043 and $23,801 in Accrued Liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

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

In 1986, a subsidiary of the Company entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") to investigate and remediate property in Montvale, New Jersey that it purchased in 1984. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. The Company has been actively investigating and remediating the soil and groundwater since that time and has completed the implementation of the improved groundwater treatment system in operation at the property. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs and other related costs are contractually allocated 75% to the former owner/operator and 25% jointly to the Company, all after having the first $1,000 paid by the former owner/operator. Additionally, the Company had been reimbursed indirectly through insurance coverage for a portion of the costs for which it is responsible. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse the Company for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. A reserve of approximately $900 has been established for the Company's expected 25% share of anticipated costs at this site, which is based upon the recent selection of a final remedy, on-going operations and maintenance, additional investigations and monitored natural attenuation testing over the next 30 years. Also, a reserve and related receivable of approximately $2,700 has been established for the former owner/operator's expected share of anticipated costs at this site. On December 18, 2019, the State of New Jersey ("State") filed a complaint against the Company and other non-affiliated corporations related to former operations at this location. The State is seeking unspecified damages, including reimbursement for all cleanup and removal costs and other damages that the State claims it has incurred, including the lost value of, and reasonable assessment costs for any natural resource injured as a result of the alleged discharge of hazardous substances and pollutants, as well as attorneys' fees and costs. On March 16, 2020, the Company filed a partial motion to dismiss, resulting in dismissal with prejudice of the State's trespass claim and limiting the damages recoverable through the State's public nuisance claim to monetary relief associated with abatement. On June 11, 2020, the State filed an Amended Complaint, bringing the same claims as the original complaint. On July 1, 2020, the Company answered and asserted crossclaims for indemnification and contribution against another defendant, Cycle Chem, Inc. Cycle Chem also asserted crossclaims against the Company, which have been answered. The parties have largely completed written and document discovery and confidential mediation. As a result of the mediation, the State has verbally agreed to a settlement amount of $10,500, of which the Company would be required to pay $2,625, its 25% share, and of which other non-affiliated corporations would pay the remaining $7,875, their 75% share. The State is required to go through a formal approval process on the settlement amount which is expected to take several weeks. In the meantime, the legal proceedings have been delayed while the settlement process is finalized.

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

SLI reported soil contamination and a groundwater contamination in 2003 from the SurfTech site located in Camden, New Jersey. Substantial investigation and remediation work have been completed under the direction of the licensed site remediation professional ("LSRP") for the site. Additional soil excavation and chemical treatment is expected to start in the second half of 2022. Post-remediation groundwater monitoring will be conducted, and a full-scale groundwater bioremediation is expected to be implemented following completion of soil excavation. A reserve of $2,800 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

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

Reith v. Lichtenstein, et al. On April 13, 2018, a purported shareholder of STCN, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-0277 (Del. Ch.) (the "Reith litigation") in the Chancery Court. The plaintiff sought to assert class action and derivative claims against the Company, together with STCN and with certain of members of STCN's board of directors, as well as other named defendants (collectively, the "defendants") in connection with the acquisition of $35,000 of STCN's Series C Preferred Stock by an affiliate of the Company and equity grants made to three individual defendants. The complaint includes claims for breach of fiduciary duty against all the individual defendants as STCN directors; claims for aiding and abetting breach of fiduciary duty against the Company; a claim for breach of fiduciary duty as controlling stockholder against the Company; and a derivative claim for unjust enrichment against the Company and the three individuals who received equity grants. The complaint demands damages in an unspecified amount for STCN and its stockholders, together with rescission, disgorgement and other equitable relief. The defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the Chancery Court denied most of defendants' the motion to dismiss, allowing the matter to proceed. On August 13, 2021, the defendants and plaintiff (the "parties"), entered into a memorandum of understanding (the "MOU") in connection with the settlement of the Reith litigation. Pursuant to the MOU, the defendants agreed to cause their directors' and officers' liability insurance carriers to pay to STCN $2,750 in cash. The Company's insurance carrier agreed to pay $1,100 of the settlement and STCN's insurance carrier agreed to pay the remaining $1,650. Following the parties’ entry into a Stipulation and Agreement of Compromise, Settlement, and Release (the "Proposed Settlement Agreement") on February 18, 2022, on March 17, 2022, the Chancery Court granted, with modifications, a scheduling order (the "Scheduling Order") in connection with the Proposed Settlement Agreement. Pursuant to the Scheduling Order, during April 2022 the insurers completed the wiring of the settlement payments into an account jointly controlled by counsel for plaintiff and STCN, where the funds are to remain until final court approval of the settlement. In addition, pursuant to the terms of the MOU, certain of the individual defendants who are also current and former employees of the Company—Warren Lichtenstein (Executive Chairman), Jack Howard (President), and William Fejes (former Chief Operating Officer)—entered into separate letter agreements (the "Surrender Agreements") with STCN whereby they each agreed to surrender to STCN an aggregate 3,300,000 shares which they had initially received in December 2017 in consideration for services to STCN. The surrenders and cancellations are in the following amounts: for Mr. Lichtenstein, 1,833,333 vested shares and 300,000 unvested shares; for Mr. Howard, 916,667 vested shares and 150,000 unvested shares; and for Mr. Fejes, 100,000 vested shares. The surrenders and cancellations are to be completed no later than seven calendar days following final approval of the settlement by the court and the exhaustion of any appeals therefrom or the expiration of time to appeal. Mr. Lichtenstein, Mr. Howard and Mr. Fejes surrendered the shares required under their respective Surrender Agreement and such shares were subsequently cancelled. The settlement requires court approval, and there can be no assurances that such approval will be granted. Per the Scheduling Order, a settlement hearing is currently scheduled for August 12, 2022, prior to which time the parties may file additional settlement papers. The settlement also provides that STCN shall pay the legal fees and costs of plaintiff's counsel of $2,050, subject to court approval of that payment, after STCN receives the settlement amount of $2,750 from the account described above.

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through June 30, 2022. In many cases these claims involved more than 100 defendants. There remained approximately 46 pending asbestos claims as of June 30, 2022. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of both June 30, 2022 and December 31, 2021, BNS Sub has accrued $1,465 relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

Aerojet Election Contest Litigation. On January 28, 2022, SPLP delivered a letter to Aerojet Rocketdyne Holdings, Inc. ("Aerojet"), a portfolio company of SPLP, nominating a slate of director candidates, consisting of four then current directors of Aerojet, including Mr. Lichtenstein (Executive Chairman of SPLP), and four other individuals (collectively, the "SPLP Slate"), for election at Aerojet's 2022 annual meeting of stockholders (the "Annual Meeting"). On February 10, 2022, Mr. Lichtenstein and three other Aerojet directors included in the SPLP Slate (the "Director Plaintiffs") filed suit in the Court of Chancery of the State of Delaware naming as Defendants Eileen P. Drake, Aerojet's CEO, and the three other then current Aerojet directors (the "Director Defendants") seeking, among other things, declaratory and injunctive relief regarding the Director Defendants' use of Aerojet's corporate resources to disparage the Director Plaintiffs and oppose the SPLP Slate. At the time, the Director Defendants and the Director Plaintiffs comprised the entire Board of Aerojet (the "Aerojet Board") which was split four to four.

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

Consistent with the proposal made by the Director Plaintiffs, the order entered by the Court of Chancery (the "Order") imposed the following prohibitions so long as the Aerojet Board was evenly divided regarding the election contest:

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

On April 21, 2022, the Director Defendants filed an Answer, along with Counterclaims and a Third-Party Complaint, in response to the Director Plaintiffs' Complaint and Supplemental Complaint. The Counterclaims and Third-Party Complaint reasserted many of the same allegations asserted on February 11, 2022 and dismissed voluntarily. The Counterclaims and Third-Party Complaint asserted claims against SPLP, SPHG Holdings, SPH GP and the Director Plaintiffs, as well as the other three members of the SPLP Slate (collectively the "Counterclaim Defendants").

The Counterclaims and Third-Party Complaint asserted claims for breach of fiduciary duty, aiding and abetting fiduciary breaches and fraud. According to the Counterclaims, Mr. Lichtenstein, his director nominees and SPLP breached fiduciary duties by nominating a slate of directors and their failure to participate in an effort by Ms. Drake and the three directors aligned with her to oppose the nominations by SPLP. The Counterclaims and Third-Party Complaint also alleged that SPLP and the three SPLP nominees who were not on the Aerojet Board aided and abetted these alleged fiduciary breaches. The fraud claim was based on the allegation that the Counterclaim Defendants failed to disclose information regarding their proxy contest to Aerojet. SPLP believes the claims brought by the Director Defendants were without merit.

On April 27, 2022, SPHG Holdings and Warren Lichtenstein filed a Complaint in the United States District Court for the Central District of California naming as defendants Eileen Drake and the other members of her purported slate of directors (the "Federal Suit Defendants") that she sought to install on the Aerojet Board at a special meeting of stockholders of Aerojet (the "Special Meeting"). The Federal Suit Defendants had filed a proxy statement with the SEC (the "Special Meeting Proxy") seeking to call the Special Meeting for the purpose of removing all the members of the Aerojet Board and replacing them with the Federal Suit Defendants. The Complaint alleged that the Special Meeting Proxy, and other materials disseminated by the Federal Suit Defendants to Aerojet stockholders, contain false and misleading statements in violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9. The Complaint sought injunctive and declaratory relief. On July 5, 2022, Mr. Lichtenstein and SPHG Holdings voluntarily dismissed the federal lawsuit without prejudice.

The trial for the Delaware lawsuit was held on May 23-25, 2022. The Court issued a post-trial opinion on June 16, 2022, and entered a Partial Final Judgment (the "Judgment") on June 21, 2022. Among other things, the Judgment granted the declaratory and injunctive relief sought by the Director Plaintiffs in their complaint of February 7, 2022, including requiring that Aerojet issue certain corrective disclosure, and denied the Director Plaintiffs' request that the Director Defendants be held in contempt and required to pay the Director Plaintiffs' attorneys' fees. The possible liability, if any, with respect to this dispute cannot be determined as of this date. Prior to the trial, the Court severed the Director Defendants' putative counterclaims and third-party claims against the Counterclaim Defendants. The Counterclaim Defendants intend to vigorously defend against the Director Defendants' putative counterclaims and third-party claims, and the probable resolution and possible liability, if any, with respect to those putative claims cannot be determined as of this date.

At the Special Meeting, held on June 30, 2022, the stockholders of Aerojet elected a new eight-member board of directors that did not include Warren G. Lichtenstein, the other Director Plaintiffs or any of the other director candidates nominated by SPLP for election at the meeting.

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

17. RELATED PARTY TRANSACTIONS

Management Agreement with SP General Services LLC

SPLP is managed by the Manager, pursuant to the terms of the Management Agreement, which receives a fee at an annual rate of 1.5% of total Partners' capital ("Management Fee"), payable on the first day of each quarter and subject to a quarterly adjustment. In addition, SPLP may issue to the Manager partnership profits interests in the form of incentive units, which will be classified as Class C common units of SPLP, upon the attainment of certain specified performance goals by SPLP, which are determined as of the last day of each fiscal year (see Note 12 - "Capital and Accumulated Other Comprehensive Loss" for additional information on the incentive units).

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $2,450 and $2,203 for the three months ended June 30, 2022 and 2021, respectively, and $4,937 and $4,209 for the six months ended June 30, 2022 and 2021, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Unpaid Management Fees included in Payables to related parties on the Company's consolidated balance sheet were $50 and $49 as of June 30, 2022 and December 31, 2021, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $1,218 and $1,142 for the three months ended June 30, 2022 and 2021, respectively, and $1,992 and $1,986 for the six months ended June 30, 2022 and 2021, respectively. Unpaid amounts for reimbursable expenses were approximately $1,855 and $1,673 as of June 30, 2022 and December 31, 2021, respectively, and are included in Payables to related parties on the Company's consolidated balance sheets.

Corporate Services

The Company's subsidiary, Steel Services Ltd ("Steel Services"), through management services agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, which are eliminated in consolidation, Steel Services has management services agreements with other companies considered to be related parties, including J. Howard Inc., Steel Partners, Ltd. and affiliates, and STCN. In total, Steel Services currently charges approximately $3,398 annually to these companies. All amounts billed under these service agreements are classified as a reduction of Selling, general and administrative expenses. The receivable from STCN of $2,097 as of June 30, 2022, represents $1,292 of receivables for the management services agreement, $280 receivable from STCN notes, and a $525 receivable for dividends on STCN preferred stock.

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

Other

At June 30, 2022 and December 31, 2021, several related parties and consolidated subsidiaries had deposits totaling $1,108 and $1,115 at WebBank, respectively. Approximately $28 and $36 of these deposits, including interest which was not significant, have been eliminated in consolidation as of June 30, 2022 and December 31, 2021, respectively.

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

Steel Services has management services agreements with its consolidated subsidiaries and other related companies as further discussed in Note 17 - "Related Party Transactions." Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $12,544, $2,142 and $536, respectively, for the three months ended June 30, 2022 and $7,403, $1,409 and $224, respectively, for the three months ended June 30, 2021. Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $22,900, $3,568, and $918, respectively, for the six months ended June 30, 2022 and $14,806, $2,637, and $448, respectively, for the six months ended June 30, 2021. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

Segment information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Diversified Industrial	$346,664	$305,759	$673,913	$554,248
Energy	47,024	41,768	85,341	73,854
Financial Services	47,720	38,906	87,899	72,824
Total revenue	$441,408	$386,433	$847,153	$700,926
Income (loss) from continuing operations before interest expense and income taxes:
Diversified Industrial	$121,952	$35,832	$156,034	$63,536
Energy	3,677	3,644	7,629	6,461
Financial Services	13,709	23,718	27,636	44,167
Corporate and Other	(2,971)	5,158	(38,258)	27,590
Income from continuing operations before interest expense and income taxes	136,367	68,352	153,041	141,754
Interest expense	4,818	5,504	9,342	10,970
Income tax provision	39,436	35,413	47,045	50,007
Net income	$92,113	$27,435	$96,654	$80,777
(Income) loss of associated companies, net of taxes:
Corporate and Other	$(2,260)	$(2,840)	$2,383	$(28,961)
Total	$(2,260)	$(2,840)	$2,383	$(28,961)
Segment depreciation and amortization:
Diversified Industrial	$10,392	$11,843	$21,753	$23,815
Energy	2,643	3,066	5,164	6,060
Financial Services	133	121	261	245
Corporate and Other	180	40	333	79
Total depreciation and amortization	$13,348	$15,070	$27,511	$30,199

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022
Total Capital
(to risk-weighted assets)	$273,270	17.70%	$123,810	8.00%	$162,501	10.50%	$154,763	10.00%
Tier 1 Capital
(to risk-weighted assets)	$256,768	16.60%	$92,858	6.00%	$131,548	8.50%	$123,810	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$256,768	16.60%	$69,643	4.50%	$108,334	7.00%	$100,596	6.50%
Tier 1 Capital
(to average assets)	$256,768	20.20%	$50,875	4.00%	n/a	n/a	$63,594	5.00%

As of December 31, 2021
Total Capital
(to risk-weighted assets)	$257,262	27.10%	$75,907	8.00%	$99,628	10.50%	$94,884	10.00%
Tier 1 Capital
(to risk-weighted assets)	$245,377	25.90%	$56,930	6.00%	$80,651	8.50%	$75,907	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$245,377	25.90%	$42,698	4.50%	$66,419	7.00%	$61,674	6.50%
Tier 1 Capital
(to average assets)	$245,377	26.80%	$36,687	4.00%	n/a	n/a	$45,859	5.00%
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

20. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for the six months ended June 30, 2022 and 2021 is presented in the following table:

	Six Months Ended June 30,
	2022	2021
Cash paid during the period for:
Interest	$10,252	$12,607
Taxes	$13,179	$5,819

21. SUBSEQUENT EVENTS

WebBank Acquisition of Premium Finance Receivables

On August 2, 2022, WebBank closed the transaction to acquire certain specified assets, primarily consisting of $31,863 of premium finance receivables. The transaction occurred pursuant to an asset purchase agreement entered into on February 4, 2022. The acquisition will allow WebBank to continue to grow its premium finance loan portfolio. The purchase price contains an approximately $1,593 purchase premium of the premium finance receivables plus a profit share interest, which is expected to be approximately $1,600.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q (this "Form 10-Q"), unless the context otherwise requires, the terms "we," "our," "SPLP" and the "Company" refer to Steel Partners Holdings L.P.

The following discussion is intended to assist you in understanding our present business and the results of operations, together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes contained in this Form 10-Q, along with the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report"). All monetary amounts used in this discussion are in thousands.

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

Forward-looking statements are only predictions based upon the Company's current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by the statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include: the continued volatility of crude oil and commodity prices; the Company’s subsidiaries’ sponsor defined pension plans, which could subject the Company to substantial future cash flow requirements; significant costs as a result of complying with legal and regulatory requirements, including environmental laws and regulations, restrictions on greenhouse gas emissions, banking regulations and other extensive requirements to which the Company and its businesses are subject; risks associated with the Company’s wholly-owned subsidiary, WebBank, as a result of its Federal Deposit Insurance Corporation ("FDIC") status, highly-regulated lending programs, and capital requirements; the ability to meet obligations under the Company's senior credit facility through future cash flows or financings; the risk of management diversion, increased costs and expenses, and impact on profitability in connection with the Company's acquisitions; the impact of losses in the Company's investment portfolio; the effects of rising interest rates on the Company's investments; the Company’s ability to protect its intellectual property rights and obtain or retain licenses to use others' intellectual property on which the Company relies; the Company’s exposure to risks inherent to conducting business outside of the U.S.; the impact of any changes in U.S. trade policies; the adverse impact of litigation or compliance failures on the Company's profitability; a significant disruption in, or breach in security of, the Company’s technology systems or protection of personal data; labor disputes or disruptions, as a result of vaccination policies or otherwise; economic downturns; the loss of any significant customer contracts; the material weakness identified in the Company’s internal control over financial reporting; the adverse effect of the ongoing COVID-19 pandemic on business, results of operations, financial condition, and cash flows; the rights of unitholders with respect to voting and maintaining actions against the Company or its affiliates; potential conflicts of interest arising from certain interlocking relationships amount us and affiliates of the Company’s Executive Chairman; the Company’s dependence on the Manager and impact of the management fee on the Company’s total partners’ capital; the impact to the development of an active market for the Company’s units due to transfer restrictions in the Company's partnership agreement; the Company’s tax treatment and its subsidiaries’ ability to fully utilize their tax benefits; the loss of essential employees; and other factors described in the "Risk Factors" in Part I, Item 1A of the Form 10-K that could affect the Company's results. Any forward-looking statement made in this Form 10-Q speaks only as of the date hereof, and investors should not rely upon forward-looking statements as predictions of future events. Except as otherwise required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

The Financial Services segment consists primarily of the operations of WebBank, of which we own 100% through our subsidiary WebFinancial Holding Corporation. WebBank is an FDIC-insured state chartered industrial bank headquartered in Utah. WebBank is subject to comprehensive regulation, examination and supervision of the FDIC and the State of Utah Department of Financial Institutions ("UDFI"). WebBank is not considered a "bank" for Bank Holding Company Act purposes and, as such, SPLP is not regulated as a bank holding company. WebBank engages in a full range of banking activities, including originating loans, issuing credit cards and taking deposits that are federally insured. WebBank originates and funds consumer and small business loans through lending programs with unaffiliated companies that market and service the programs ("Marketing Partners"), where the Marketing Partners subsequently purchase the loans (or interests in the loans) that are originated by WebBank. WebBank retains a portion of the loans it originates for its Marketing Partners. WebBank also has private-label financing programs that are branded for a specific retailer, manufacturer, dealer channel, proprietary network or bank card program. WebBank participates in syndicated commercial and industrial as well as asset-based credit facilities and asset-based securitizations through relationships with other financial institutions. WebBank has observed and still anticipates significant economic disruption and loan performance deterioration associated with current risks such as the economic impacts of inflation, rising interest rates and looming recession. WebBank believes this will have a broad negative impact on the macro-economy and will cause estimated credit losses to materially differ from historical loss experience.

During the three months ended June 30, 2022, WebBank did not issue new loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The existing loans were funded by the PPP Liquidity Facility and have terms of between two and five years with repayment guaranteed by the SBA. Payments by borrowers up to sixteen months after the note date, and interest will continue to accrue during the sixteen month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. As of June 30, 2022, the total PPP loans and associated liabilities are $177,457 and $118,934, respectively, and included in Long-term loans receivable, net and Other borrowings, respectively, in the consolidated balance sheet as of June 30, 2022. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan.

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

Significant Developments

•Proposed Merger with STCN

On November 19, 2020, the Board of Directors of the Company sent a letter to Steel Connect setting forth a non-binding expression of interest to acquire all of the outstanding shares of Steel Connect common stock, par value $0.01 per share, not already owned by the Company and its subsidiaries. On March 24, 2022, the Company delivered a revised expression of interest in a potential combination of the Company and Steel Connect (the "Enhanced Proposal") to the Special Committee of the Board of Directors of Steel Connect ("STCN Special Committee"), which altered and increased the consideration proposed in its November 19, 2020 proposal. Under the Enhanced Proposal, the stockholders of Steel Connect would receive cash consideration of $1.30 per share, representing a premium of approximately 10% over the closing price of the Steel Connect’s common stock on March 23, 2022 and about an 83.1% premium over the closing share price on November 19, 2020.

On May 27, 2022, the Company communicated a further revised expression of interest (the "Further Enhanced Proposal") to the STCN Special Committee, which altered and increased the consideration proposed in the Enhanced Proposal. Under the Further Enhanced Proposal, the stockholders of Steel Connect would receive both (a) cash consideration of $1.35 per share, representing a premium of approximately 12.5% over the closing price of the Steel Connect’s common stock on May 31, 2022 and a premium of approximately 90.1% over the closing share price of Steel Connect’s common stock on November 19, 2020, and (b) a contingent value right to receive their pro rata share of proceeds, to the extent such proceeds exceed $80 million, if Steel Connect’s ModusLink business were to be sold during the two years period following completion of the proposed combination of the Company and Steel Connect.

On June 12, 2022, Steel Connect, the Company and SP Merger Sub, Inc., a wholly-owned subsidiary of the Company ("Merger Sub"), entered into an agreement and plan of merger (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into Steel Connect (the "Merger"), with Steel Connect surviving the Merger as a wholly-owned subsidiary of the Company. The Merger Agreement provides that each share of Steel Connect’s common stock issued and outstanding immediately prior to the effective time of the Merger (other than dissenting shares and shares owned by Steel Connect, the Company or any of their respective subsidiaries) will, subject to the terms and conditions set forth in the Merger Agreement, be converted into the right to receive (i) $1.35 in cash, without interest and (ii) one contingent value right to receive a pro rata share of the proceeds received by Steel Connect, the Company or any of their affiliates with respect to the sale, transfer or other disposition of all or any portion of the assets currently owned by ModusLink within two years of the Merger's closing date, to the extent such proceeds exceed $80,000 plus certain related costs and expenses. The Company and certain of its affiliates have also entered into a Voting and Support Agreement pursuant to which, among other things, they have agreed to vote all shares of common stock and Series C Preferred Stock beneficially owned by them in favor of the adoption of the Merger Agreement and the Merger and any alternative acquisition agreement approved by the Steel Connect’s board of directors (acting on the recommendation of the STCN Special Committee).

The Merger Agreement includes a "go-shop" period, during which the Company could actively solicit and consider alternative acquisition proposals. The "go-shop" period expired at 11:59 p.m. Eastern time on July 12, 2022.

The closing of the Merger is conditioned upon receipt of approval of the Merger from (i) the holders of a majority in voting power of the outstanding shares of common stock and Series C Preferred Stock of Steel Connect (voting on an as converted to shares of common stock basis), voting together as a single class, (ii) a majority of the outstanding shares of common stock of Steel Connect not owned, directly or indirectly, by the Company and its affiliates and related parties, and any other officers or directors of Steel Connect and (iii) the holders of a majority of the outstanding shares of Series C Preferred Stock of Steel Connect, voting as a separate class, as well as other customary closing conditions. Accordingly, there can be no assurance that the Company will be able to complete the Merger on the expected timeline or at all. See "Part II, Item 1A. Risk Factors" included in this Form 10-Q.

The board of directors of Steel Connect, acting on the unanimous recommendation of the STCN Special Committee, and the Board of Directors of Steel Partner Holdings GP Inc., the general partner of the Company, approved the Merger Agreement and the transactions contemplated by the Merger Agreement (such transactions, collectively, the "Transactions") and resolved to recommend the Steel Connect stockholders adopt the Merger Agreement and approve the Transactions. The STCN Special Committee, which is comprised solely of independent and disinterested directors of Steel Connect who are unaffiliated with Steel Holdings, exclusively negotiated the terms of the Merger Agreement with the Company, with the assistance of its independent financial and legal advisors.

Subject to the satisfaction of all of the conditions to closing, including the receipt of the Steel Connect stockholder approvals, the Merger is expected to close in the second half of 2022.

•Investment in Nonconsolidated Affiliate

On April 1, 2022, the Company acquired an interest in PCS-Mosaic Co-Invest L.P. ("PCS-Mosaic"), a private investment fund for a purchase price of approximately $23,600. The fund is primarily invested in specialized software development and training services. The Company will account for its investment as an equity method investment as the Company does not have a controlling financial interest.

•Disposition of SLPE

On April 25, 2022, the Company closed the transaction for the sale of its subsidiary, SLPE, to AEI US Subsidiary LLC, a subsidiary of Advanced Energy Industries, Inc. The transaction occurred pursuant to a Stock Purchase Agreement entered into on April 1, 2022 by and among SL Delaware Holdings, Inc., a subsidiary of the Company, AEI US Subsidiary LLC, SLPE, and, for the limited purposes set forth in the Stock Purchase Agreement, Advanced Energy Industries, Inc. and the Company. SLPE comprised the Company’s Electrical Products business and designs, manufactures, and markets power conversion solutions for original equipment manufacturers in the medical, lighting, audio-visual, controls and industrial sectors. The total consideration for the sale was approximately $144,500 with a preliminary gain before tax of $86,037, consisting entirely of cash, subject to purchase price adjustments customary for this type of transaction.

•Extension of Tax Benefits Protective Provisions in LP Agreement

At the Annual Meeting of Limited Partners held on June 1, 2022, our limited partners approved the extension of Section 4.9 of our limited partnership agreement protecting the tax benefits (the "Tax Benefits") of the net operating loss carryforwards of our subsidiaries and portfolio companies (the "Tax Benefits Protective Provisions"), with such extension effective until June 1, 2025 (subject to earlier expiration at the Board’s discretion, including where the protection of the Tax Benefits is no longer applicable or desirable). The Tax Benefits Protective Provisions apply the ownership rules of Section 382 of the Internal Revenue Code of 1986, as amended to the Company as if it were incorporated for federal income tax purposes, and limits direct or indirect transfers of the Partnership Instruments that could result in a Person (each as defined in the limited partnership agreement) becoming a holder of 4.25% (as may be reduced from time to time to take into account a holder’s separate holdings in any of our Associated Companies, as defined in the limited partnership agreement) of our units, and includes a mechanism to block the impact of such transfers while allowing purchasers to receive their money back from prohibited purchases. The Tax Benefits Protective Provisions generally restrict any direct or indirect transfer (such as transfers of our Partnership Instruments that result from the transfer of interests in other entities that own our Partnership Instruments) of a Partnership Instrument if the effect would be to (i) cause a Person (as defined in the limited partnership agreement) to become a "Prohibited Owner" (generally a Person owning 4.25% or more of our units) or (ii) increase the percentage of units owned directly or indirectly by a Person who was a Prohibited Owner when Section 4.9 of the LP Agreement first took effect on February 7, 2017. For more information, see proposal 4 of our definitive proxy statement on Schedule 14A filed with the SEC on April 21, 2022.

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

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$441,408	$386,433	$847,153	$700,926
Cost of goods sold	288,813	250,597	556,983	459,282
Selling, general and administrative expenses	100,841	74,588	186,965	143,388
Asset impairment charge	32	—	435	—
Interest expense	4,818	5,504	9,342	10,970
Realized and unrealized (gains) losses on securities, net	(1,515)	(4,470)	26,211	18,779
Gains from sales of businesses	(85,185)	—	(85,185)	(8,096)
All other expense (income), net *	4,315	206	6,320	(25,220)
Total costs and expenses	312,119	326,425	701,071	599,103
Income from operations before income taxes and equity method investments	129,289	60,008	146,082	101,823
Income tax provision	39,436	35,413	47,045	50,007
(Income) loss of associated companies, net of taxes	(2,260)	(2,840)	2,383	(28,961)
Net income from continuing operations	$92,113	$27,435	$96,654	$80,777
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

The following table reconciles net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjusted EBITDA Reconciliation
Net income from continuing operations	$92,113	$27,435	$96,654	$80,777
Income tax provision	39,436	35,413	47,045	50,007
Income from operations before income taxes	131,549	62,848	143,699	130,784
Add (Deduct):
(Income) loss of associated companies, net of taxes	(2,260)	(2,840)	2,383	(28,961)
Realized and unrealized losses on securities, net	(1,515)	(4,470)	26,211	18,779
Interest expense	4,818	5,504	9,342	10,970
Depreciation	9,619	10,462	19,518	20,823
Amortization	3,729	4,608	7,993	9,376
Non-cash asset impairment charge	32	—	435	—
Non-cash pension income	(1,705)	(1,501)	(3,606)	(3,001)
Non-cash equity-based compensation	354	354	473	717
Gains from sales of businesses	(85,185)	—	(85,185)	(8,096)
Other items, net*	(388)	(601)	2,355	(27,251)
Adjusted EBITDA	$59,048	$74,364	$123,618	$124,140
*Other items, net for the six months ended June 30, 2021 primarily includes (1) $19,740 one-time dividend from Aerojet; (2) and a pre-tax gain of $6,646 on the sale of an idle facility in the Joining Materials business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment Adjusted EBITDA
Diversified Industrial	$44,413	$47,535	$91,977	$72,345
Energy	7,046	5,779	12,665	11,027
Financial Services	13,471	23,561	27,199	43,901
Corporate and Other	(5,882)	(2,511)	(8,223)	(3,133)
Total	$59,048	$74,364	$123,618	$124,140

Revenue

Revenue for the three months ended June 30, 2022 increased $54,975, or 14.2%, as compared to the same period last year, as a result of higher sales across all the reportable segments despite the divestiture of the SLPE business in April 2022.

Revenue for the six months ended June 30, 2022 increased $146,227, or 20.9%, as compared to the same period last year, due to higher sales across all the reportable segments despite the divestiture of the SLPE business in April 2022.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2022 increased $38,216, or 15.2%, as compared to the same period last year, primarily driven by higher sales discussed above, as well as higher material and labor costs in the Diversified Industrial and Energy segments, partially offset by the impact of divestiture of the SLPE business.

Cost of goods sold for the six months ended June 30, 2022 increased $97,701, or 21.3%, as compared to the same period last year, primarily driven by higher sales discussed above, as well as higher material and labor costs in the Diversified Industrial and Energy segments, partially offset by the impact of divestiture of the SLPE business for the six months ended June 30, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2022 increased $26,253, or 35.2%, as compared to the same period last year. The increase was primarily due to higher expenses from the Financial Services segment and, to a lesser extent, higher expenses for Corporate. SG&A expenses for the Financial Services segment increased approximately $14,100 primarily due to higher credit performance fees due to higher credit risk transfer ("CRT") balances as well as higher personnel costs. SG&A expenses for Corporate increased by approximately $10,400 primarily due to higher legal fees.

SG&A for the six months ended June 30, 2022 increased $43,577, or 30.4%, as compared to the same period last year. The increase was primarily driven by trends similar to the quarter ended June 30, 2022.

Asset Impairment Charge

The Company recorded an impairment charge of $435 for the six months ended June 30, 2022 for idle equipment associated with the Joining Materials business unit from the Diversified Industrial segment. There were no impairment charges for the respective periods of 2021.

Interest Expense

Interest expense for the three and six months ended June 30, 2022 decreased $686, or 12.5% and $1,628 or 14.8%, respectively, as compared to the same periods last year. The decreases were primarily due to lower average debt levels, as compared to the same periods of 2021.

Gains from sales of businesses

The Company recorded a pre-tax gain of $85,185 for the three and six months ended June 30, 2022, primarily related to the divestiture of the SLPE business from the Diversified Industrial segment. The sales price of SLPE was $144.5 million, subject to working capital adjustments. The Company recorded a pre-tax gain of $8,096 for the six months ended June 30, 2021 related to the divestiture of the Edge business from the Diversified Industrial segment.

Realized and Unrealized Losses on Securities, Net

The Company recorded gains of $1,515 for the three months ended June 30, 2022, as compared to gains of $4,470 in the same period of 2021. The Company recorded losses of $26,211 for the six months ended June 30, 2022, as compared to losses $18,779 in the same period of 2021. These gains and losses were primarily due to unrealized gains and losses related to the mark-to-market adjustments on the Company's portfolio of securities in these periods.

All Other Expense (Income), Net

All other expense, net totaled $4,315 and $6,320 for the three and six months ended June 30, 2022, respectively, as compared to all other expense, net totaled $206 and all other income, net totaled $25,220 for the three and six months ended 2021, respectively. All other expense (income), net for the three and six months ended June 30, 2022 was primarily due to net provisions for loan losses and finance interest. All other income, net for the six months ended June 30, 2021 was primarily due to (1) a $19,740 one-time dividend from Aerojet, (2) a pre-tax gain of $6,646 on the sale of an idle facility in the Joining Materials business.

Income Tax Provision

The Company recorded income tax provisions of $39,436 and $35,413 for the three months ended June 30, 2022 and 2021, respectively, and income tax provisions of $47,045 and $50,007 for the six months ended June 30, 2022 and 2021 respectively. The Company's effective tax rate was 30.5% and 59.0% for the three months ended June 30, 2022 and 2021, respectively, and was 32.2% and 49.1% for the six months ended June 30, 2022 and 2021, respectively. The lower effective tax rate for the six months ended June 30, 2022 is primarily due to the change in U.S. income tax expense related to unrealized gains and losses on investment, and the net capital gain recognized as a result of the disposal of consolidated subsidiaries that took place during the quarter. As a limited partnership, the Company is generally not responsible for federal and state income taxes, and its profits and losses are passed directly to its limited partners for inclusion in their respective income tax returns. Provisions have been made for federal, state, local or foreign income taxes on the results of operations generated by our consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include partnership losses for which no tax benefit is recognized, tax expense related to unrealized gains and losses on investment, state taxes, changes in deferred tax valuation allowances and other permanent differences.

(Income) loss of Associated Companies, Net of Taxes

The Company recorded income from associated companies, net of taxes, of $2,260 and loss from associated companies, net of tax, of $2,383 for the three and six months ended June 30, 2022, respectively, as compared to income from associated companies, net of taxes, of $2,840 and $28,961 for the three and six months ended June 30, 2021, respectively. For the details of each of these investments and the related mark-to-market adjustments, see Note 8 - "Investments" to the Company's consolidated financial statements found elsewhere in this Form 10-Q.

Adjusted EBITDA

Adjusted EBITDA was $59,048 for the three months ended June 30, 2022, as compared to $74,364 for the same period of 2021. Adjusted EBITDA decreased by $15,316 primarily due to decreases in the Financial Service segment due to higher loan loss provisions and higher credit performance fees due to higher credit risk transfer balances as well as higher personnel costs and Corporate segment driven by higher legal fees, partially offset by increase from the Energy segment primarily driven by strong sales performance.

Adjusted EBITDA was $123,618 for the six months ended June 30, 2022, as compared to $124,140 for the same period of 2021. Adjusted EBITDA decreased by $522 primarily due to decreases in the Financial Service segment due to higher loan loss provisions and higher credit performance fees as a result of higher credit risk transfer balances as well as higher personnel costs and in the Corporate driven by higher legal fees, partially offset by increases from the Diversified Industrial and Energy segments primarily driven by strong sales performance.

Segment Analysis

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Diversified Industrial	$346,664	$305,759	$673,913	$554,248
Energy	47,024	41,768	85,341	73,854
Financial Services	47,720	38,906	87,899	72,824
Total revenue	$441,408	$386,433	$847,153	$700,926
Income (loss) from operations before interest expense and income taxes:
Diversified Industrial	$121,952	$35,832	$156,034	$63,536
Energy	3,677	3,644	7,629	6,461
Financial Services	13,709	23,718	27,636	44,167
Corporate and other	(2,971)	5,158	(38,258)	27,590
Income from operations before interest expense and income taxes	136,367	68,352	153,041	141,754
Interest expense	4,818	5,504	9,342	10,970
Income tax provision	39,436	35,413	47,045	50,007
Net income from continuing operations	$92,113	$27,435	$96,654	$80,777
Loss (income) of associated companies, net of taxes:
Corporate and other	$(2,260)	$(2,840)	$2,383	$(28,961)
Total	$(2,260)	$(2,840)	$2,383	$(28,961)
Segment depreciation and amortization:
Diversified Industrial	$10,392	$11,843	$21,753	$23,815
Energy	2,643	3,066	5,164	6,060
Financial Services	133	121	261	245
Corporate and other	180	40	333	79
Total depreciation and amortization	$13,348	$15,070	$27,511	$30,199

Diversified Industrial

Net sales for the three months ended June 30, 2022 increased $40,905, or 13.4%, as compared to the same period of 2021. The increase was across all the business units within the segment, excluding the impact of divestiture of the SLPE business. The increase was primarily due to $27,060 higher sales for the Building Materials business unit due primarily to the impact of favorable pricing.

Segment operating income for the three months ended June 30, 2022 increased $86,120, as compared to the same period of 2021. Higher operating income for the 2022 period was primarily driven by a pre-tax gain of $86,037 related to the divestiture of the SLPE business, as well as strong sales results as mentioned above, partially offset by higher material and labor costs.

Net sales for the six months ended June 30, 2022 increased $119,665, or 21.6%, as compared to the same period of 2021. The increase was across all the business units within the segment and was primarily due to $70,741 higher sales for the Building Materials business unit primarily due to the impact of favorable pricing, and to a lesser extent increased demand for its roofing products and $14,687 higher sales for the Electrical Products business unit driven by higher demand from its aerospace & defense, oil & gas, and medical sectors, as well as favorable pricing, partially offset by the impact of divestiture of the SLPE business.

Segment operating income for the six months ended June 30, 2022 increased $92,498, as compared to the same period of 2021. Higher operating income for the 2022 period was primarily driven by a pre-tax gain of $86,037 related to the divestiture of the SLPE business, as well as strong sales results as mentioned above, partially offset by higher material and labor costs. Operating income for the 2021 period included a $8,096 pre-tax gain on the sale of OMG’s Edge business and a $6,646 pre-tax gain on the sale of an idle facility in the Joining Materials business.

Segment adjusted EBITDA for the three months ended June 30, 2022 decreased $3,122, as compared to the same period in 2021, primarily due to higher service fee from Steel Services and impact from divestiture of the SLPE business despite strong sales results.

Segment adjusted EBITDA for the six months ended June 30, 2022 increased $19,632, as compared to the same period in 2021, primarily due to strong sales results, partially offset by higher material and labor costs, high service fee from Steel Services, and impact from divestiture of the SLPE business.

Energy

Net revenue for the three and six months ended June 30, 2022 increased $5,256, or 12.6%, and $11,487, or 15.6% as compared to the same periods of 2021, respectively. The increases in net revenue were primarily due to favorable pricing driven by higher demand from the energy sector as a result of higher energy prices.

Segment operating income for the three and six months ended June 30, 2022 increased $33 and $1,168, as compared to the same periods of 2021, respectively, primarily driven by strong revenue mentioned above, partially offset by higher material and labor costs during the 2022 periods.

Segment Adjusted EBITDA for the three and six months ended June 30, 2022 increased $1,267 and $1,638 , as compared to the same periods of 2021. The increases were primarily driven by strong revenue mentioned above, partially offset by higher material and labor costs.

Financial Services

Revenue for the three months ended June 30, 2022 increased $8,814, or 22.7%, as compared to the same period of 2021. The increase was primarily due to higher credit risk transfer and held for sale balances, as well as higher non-interest income related to increased volume as compared to the three months ended June 30, 2021. These increases were partially offset by lower non-interest income due to fewer warrant sales as compared to the three months ended June 30, 2021.

Revenue for the six months ended June 30, 2022 increased $15,075, or 20.7%, as compared to the same period of 2021. The increase was primarily due to increased interest income on higher credit risk transfer balances, asset based lending and held for sale balances, as well as higher non-interest income related to increased volume. These increases were partially offset by lower non-interest income due to fewer warrant sales as compared to the six months ended June 30, 2021.

Segment operating income for the three months ended June 30, 2022 decreased $10,009, as compared to the same period of 2021. The decrease was primarily due to higher provision of loan losses and higher SG&A costs, partially offset by increased revenue and lower finance interest expense. The increase in SG&A costs was driven by higher credit performance fee due to higher credit risk transfer balances as well as higher personnel costs. The provision for loan losses increased $5,450, which was primarily driven by reductions for the three months ended June 30, 2021 as the economic environment continued to improve following the initial impact of the COVID-19 pandemic and and increased qualitative and environmental adjustments in Q2 2022 driven by macro-economic concerns related to high inflation.

Segment operating income for the six months ended June 30, 2022 decreased $16,531, as compared to the same period of 2021. The decrease was primarily due to higher provision of loan losses and higher SG&A costs, partially offset by increased revenue and lower finance interest expense. The increase in SG&A costs was driven by higher credit performance fee due to higher credit risk transfer balances as well as higher personnel costs. The provision for loan losses increased $7,447, which was primarily driven by reductions for the six months ended June 30, 2021 as the economic environment continued to improve following the initial impact of the COVID-19 pandemic and and increased qualitative and environmental adjustments in Q2 2022 driven by macro-economic concerns related to high inflation.

Segment Adjusted EBITDA for the three and six months ended June 30, 2022 decreased $10,090 and $16,702, as compared to the same periods of 2021, primarily due to higher SG&A costs and loan loss provision as mentioned above, partially offset by the impact of higher revenue.

Corporate and Other

Operating losses were $2,971 and $38,258 for the three and six months ended June 30, 2022, respectively, as compared to income of $5,158 and 27,590 for the three and six months ended June 30, 2021, respectively. The fluctuations were primarily due to changes in investment results from both marketable securities and associated companies. Operating losses from three and six months ended June 30, 2022 were also driven by higher legal fees. Income from the six months ended June 30, 2021 includes a $19,740 one-time dividend from Aerojet.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows from continuing operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(100,861)	$14,997
Net cash (used in) provided by investing activities	(27,356)	215,121
Net cash provided by (used in) financing activities	6,967	(140,300)
Net change for the period	$(121,250)	$89,818

Cash Flows from Operating Activities

The Company used $100,861 of cash from operating activities during the six months ended June 30, 2022, a decrease of $115,858 compared with $14,997 generated during six months ended June 30, 2021. The decrease was primarily due to higher uses of working capital.

Cash Flows from Investing Activities

During the six months ended June 30, 2022, the Company used $27,356 of cash, which was primarily due to purchases of investments of $144,227, capital expenditures of $18,470 and loan originations, net of collections of $13,640, partially offset by net proceeds from sales of businesses of $142,081 and proceeds from maturities of investments of $6,900. During the six months ended June 30, 2021, the Company generated $215,121 of cash, which was primarily due to loan originations, net of collections of $186,633, proceeds of $24,217 from the sales of investments by the Financial Services segment, proceeds of $16,000 from the sale of OMG's Edge business and proceeds of $6,979 from the sale of an idle facility in the Joining Materials business, partially offset by capital expenditures of $13,925 and purchases of investments of $9,018.

Cash Flows from Financing Activities

During the six months ended June 30, 2022, the Company generated $6,967 of cash, which was primarily due to an increase in deposits of $360,620, partially offset by repayments of PPP borrowings of $214,211, net revolver repayments of $94,551, share repurchases of $31,417 and $8,606 for the acquisition of the remaining interest in iGo. During the six months ended June 30, 2021, the Company used $140,300 of cash, which was primarily due to PPP borrowings of $120,677 and share repurchases of $28,612.

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

The Company's senior credit facility, as amended and restated, (the "Credit Agreement") consists of a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the "Revolving Credit Loans"), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, each as defined in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial covenants as of June 30, 2022. The Company believes it will remain in compliance with the Credit Agreement's covenants for the next twelve months. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire on December 29, 2026, and all outstanding amounts will be due and payable.

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

As of June 30, 2022, the Company's working capital was $305,659, as compared to working capital of $569,090 as of December 31, 2021. The Company's total availability under the Credit Agreement was approximately $415,000 as of June 30, 2022. During the six-month period ended June 30, 2022, capital expenditures were $18,470, as compared to $13,925 for the same period of 2021. The Company currently expects full year capital expenditures in the range of $45,000 to $53,000 in 2022, as compared to $52,326 in 2021. The Company and its subsidiaries have ongoing commitments, which include funding of the minimum requirements of its subsidiaries' pension plans. During the six months ended June 30, 2022, the Company contributed $3,837 to its pension plans. The Company currently estimates it will contribute $8,600 to its pension plans during the remainder of 2022. In July 2022, the Company contributed $5,600 to its pension plans. Required future pension contributions are estimated based upon assumptions such discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events.

As of June 30, 2022, the Company made debt repayments of $129,900 on its Credit Agreement using proceeds from the sale of its SLPE business.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $170,968 and $308,589 in cash and cash equivalents, time deposits placed at other institutions and federal funds sold as of June 30, 2022 and December 31, 2021, respectively. WebBank had $45,000 in lines of credit from its correspondent banks as of both June 30, 2022 and December 31, 2021. WebBank had $129,240 and $138,141 available from the Federal Reserve discount window as of June 30, 2022 and December 31, 2021, respectively. Therefore, WebBank had a total of $345,208 and $491,730 in cash, lines of credit and access to the Federal Reserve Bank discount window as of June 30, 2022 and December 31, 2021, respectively, which represents approximately 23.7% and 43.4%, respectively, of WebBank's total assets, excluding PPP loans.

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

There were no material changes to our critical accounting policies during the six months ended June 30, 2022, as compared to those reported in the 2021 Annual Report.

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

Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Financial Officer concluded that as of June 30, 2022, the Company's disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Annual Report") and later in its 2021 Annual Report.

Notwithstanding the identified material weaknesses, management, including our Principal Executive Officer and Principal Financial Officer, has determined, based on the procedures we have performed, that the consolidated financial statements included in this report fairly represent in all material respects our financial condition, results of operations and cash flows as of June 30, 2022 and for the periods presented in accordance with U.S. GAAP.

The material weaknesses relate to the same control deficiencies previously disclosed by the Company in its 2020 Annual Report. In particular, as discussed in the 2020 Annual Report, during the Company's 2020 year-end close process, management identified certain immaterial errors in the financial statements of a division within our Electrical Products business that were consolidated into previously filed financial statements. The prior period errors related primarily to this division of the Company's Electrical Products business within the Diversified Industrial segment that represented approximately 10% and 11% of the Company's revenue in 2019 and 2020, respectively, and primarily related to inventories, revenue recognition and trade receivables, and accounts payable. Management revised prior period financial information from the Revision Period to correct for the errors identified related to this business and other immaterial errors impacting prior years that were not previously recorded. The errors identified resulted from several control deficiencies that were in existence during the Revision Period and as of December 31, 2020, which led management to conclude there were material weaknesses in the Company's internal control over financial reporting as of December 31, 2020 because the Company's failure to prevent or timely detect the aforementioned Electrical Products business errors in its consolidated financial statements were attributable to the deficiencies identified. For information on the ongoing remediation of these deficiencies, see "Remediation of Material Weaknesses in Internal Control Over Financial Reporting." As of June 30, 2022, the Company’s management identified the following unremediated, ongoing control deficiencies, which management concluded constituted material weaknesses in the Company’s internal control over financial reporting:

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

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

The Company's management, under the oversight of the Audit Committee, began improving in 2021 and continues to improve the Company's internal control over financial reporting to remediate the material weaknesses as of December 31, 2020 previously disclosed by the Company and the ongoing material weaknesses as of June 30, 2022 described above. Remediation of the identified material weaknesses and strengthening our internal control environment required a substantial effort throughout 2021, and will continue to require a substantial effort in 2022. The Company will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The current plans, and actions already undertaken, by the Company’s management, along with personnel within the division of its Electrical Products segment, include the following:

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

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of the material weakness described above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as disclosed in Part I, Item 1A, Risk Factors in our most recent Annual Report on Form 10-K, other than as set forth below. Investors are encouraged to review such risk factors in such Form 10-K and below prior to making an investment in the Company.

Risks Related to Our Business

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

On June 12, 2022, upon the recommendation of the STCN Special Committee, the Company entered into the Merger Agreement with Steel Connect and Merger Sub, pursuant to which Merger Sub will merge with and into Steel Connect, with Steel Connect surviving the Merger as a wholly-owned subsidiary of Steel Holdings. For information on the terms, including the conditions to the consummation of the Merger, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Developments—Proposed Merger with STCN" of this Form 10-Q. We intend to pursue the satisfaction or waiver, as applicable, of each condition to the consummation of the Merger within our control. However, no assurance can be given that the conditions to the consummation of the Merger will be satisfied or waived, as applicable, in a timely manner, or at all, that the agreement for the Merger will not be terminated by either party due to failure to consummate the Merger by December 9, 2022. Many of the conditions to the consummation of the Merger are not within our control, and we cannot predict if or when these conditions will be satisfied or waived. Additionally, a "going private" transaction, such as the Merger, or any other potential strategic alternative transaction, exposes Steel Connect, its board of directors and the STCN Special Committee to heightened risk of litigation, which may delay the closing of the Merger or result in significant costs and expenses to Steel Connect. If the conditions to the consummation of the Merger are not satisfied or waived in a timely manner, or at all, the Merger may be delayed or we may be unable to consummate the Merger, which could adversely affect our unit price, business and financial condition.

Overall, if our acquisition strategy is not successful, if we fail to realize anticipated benefits from our acquisitions or if acquisitions are not well integrated into our existing operations, our profitability, business and financial condition could be negatively affected.

Risks Related to our Common and Preferred Units

Transfer restrictions contained in the Company's Partnership Agreement and other factors could hinder the development of an active market for our common or preferred units.

There can be no assurance as to the volume of our common or preferred units or the degree of price volatility for our common and preferred units traded on the New York Stock Exchange. There are transfer restrictions contained in the Company's Partnership Agreement to help protect net operating tax loss carryforwards of certain of the Company's corporate subsidiaries and other portfolio companies. Unless renewed, the transfer restrictions will expire on June 1, 2025, and they could hinder development of an active market for our common and preferred units.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

The Board of SPH GP, has approved the repurchase of up to an aggregate of 7,639,870 of the Company's common units ("Repurchase Program"). The Repurchase Program was announced on December 7, 2016 and supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs, as discussed in further detail in Note 12 - "Capital and Accumulated Other Comprehensive Loss.". Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. In the three months ended June 30, 2022, the Company repurchased 500,064 common units for $20,999. Since inception of the Repurchase Program the Company had purchased 7,020,932 common units for an aggregate price of approximately $130,801. As of June 30, 2022, there were approximately 618,938 common units that may yet be purchased under the Repurchase Program. In July 2022, the Company repurchased 141,724 common units for $5,942.

The following table provides information about our repurchases of common units during the three months ended June 30, 2022. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 through April 30, 2022	—	$—	—	1,119,002
May 1, 2022 through May 31, 2022	367,892	$42.00	367,892	751,110
June 1, 2022 through June 30, 2022	132,172	$42.77	132,172	618,938
Total	500,064		500,064

Item 6. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of June 12, 2022, by and among Steel Connect, Inc., Steel Partners Holdings L.P. and SP Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed June 13, 2022).

3.1
Ninth Amended and Restated Agreement of Limited Partnership of Steel Partners Holdings L.P., dated as of June 1, 2022 (incorporated by reference to Exhibit 3.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed June 6, 2022).

10.1
Voting and Support Agreement, dated as of June 12, 2022, by and among Steel Connect, Inc., Steel Partners Holdings L.P., Handy & Harman Ltd., WHX CS Corp., Steel Partners, Ltd., SPH Group LLC, SPH Group Holdings LLC, Steel Partners Holdings GP Inc., Steel Excel Inc., Warren G. Lichtenstein and Jack L. Howard (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed June 13, 2022).

10.2	Form of Contingent Value Rights Agreement (incorporated by reference to Exhibit 10.2 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed June 13, 2022).

31.1+	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101.INS+	Inline XBRL Instance Document.

101.SCH+	Inline XBRL Taxonomy Extension Schema.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 5, 2022	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.,
Its General Partner

		By:	/s/ Jason Wong
Jason Wong
Chief Financial Officer and Authorized Signatory
(Principal Financial Officer)