Form 10-Q
period 2022-09-30
STEEL PARTNERS HOLDINGS L.P.
filed 2022-11-09
CIK 1452857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The number of common units outstanding as of November 3, 2022 was 21,654,228.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except common units)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$361,517	$325,363
Trade and other receivables - net of allowance for doubtful accounts of $2,765 and $3,510, respectively	206,704	193,976
Receivables from related parties	1,374	2,944
Loans receivable, including loans held for sale of $403,356 and $198,632, respectively, net	881,524	529,529
Inventories, net	210,851	184,271
Prepaid expenses and other current assets	50,393	48,019
Total current assets	1,712,363	1,284,102
Long-term loans receivable, net	418,761	511,444
Goodwill	125,368	148,018
Other intangible assets, net	98,359	119,830
Other non-current assets	175,876	79,143
Property, plant and equipment, net	229,619	234,976
Operating lease right-of-use assets	44,268	36,636
Long-term investments	263,965	261,080
Total Assets	$3,068,579	$2,675,229
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$132,833	$123,282
Accrued liabilities	119,751	86,848
Deposits	1,117,149	447,152
Payables to related parties	2,737	1,885
Short-term debt	392	100
Current portion of long-term debt	67	1,071
Other current liabilities	72,238	54,674
Total current liabilities	1,445,167	715,012
Long-term deposits	314,364	377,735
Long-term debt	177,139	269,850
Other borrowings	59,305	333,963
Preferred unit liability	151,573	149,570
Accrued pension liabilities	64,308	82,376
Deferred tax liabilities	31,023	13,674
Long-term operating lease liabilities	36,649	27,511
Other non-current liabilities	41,384	36,490
Total Liabilities	2,320,912	2,006,181
Commitments and Contingencies
Capital:
Partners' capital common units: 21,689,735 and 21,018,009 issued and outstanding (after deducting 17,816,365 and 16,810,932 units held in treasury, at cost of $305,603 and $264,284), respectively	883,132	795,140
Accumulated other comprehensive loss	(136,634)	(131,803)
Total Partners' Capital	746,498	663,337
Noncontrolling interests in consolidated entities	1,169	5,711
Total Capital	747,667	669,048
Total Liabilities and Capital	$3,068,579	$2,675,229

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Diversified Industrial net sales	$312,200	$306,471	$986,113	$860,719
Energy net revenue	51,409	45,862	136,750	119,716
Financial Services revenue	62,064	39,780	149,963	112,604
Total revenue	425,673	392,113	1,272,826	1,093,039
Costs and expenses:
Cost of goods sold	273,657	252,819	830,640	712,101
Selling, general and administrative expenses	93,634	80,405	280,599	223,793
Asset impairment charges	2,449	—	2,884	—
Finance interest expense	4,770	1,790	7,606	6,649
Provision for (benefit from) loan losses	6,593	437	11,758	(1,845)
Interest expense	5,110	5,089	14,452	16,059
Gains from sales of businesses	(295)	—	(85,480)	(8,096)
Realized and unrealized (gains) losses on securities, net	(3,641)	21,453	22,570	40,232
Other income, net	(1,627)	(1,091)	(3,308)	(28,888)
Total costs and expenses	380,650	360,902	1,081,721	960,005
Income from operations before income taxes and equity method investments	45,023	31,211	191,105	133,034
Income tax provision	9,211	6,428	56,256	56,435
(Income) loss of associated companies, net of taxes	(616)	2,685	1,767	(26,276)
Net income from continuing operations	36,428	22,098	133,082	102,875
Discontinued operations (see Note 3)
Net gain from discontinued operations, net of taxes	—	7	—	135
Net income	36,428	22,105	133,082	103,010
Net (income) loss attributable to noncontrolling interests in consolidated entities	(111)	195	(122)	(519)
Net income attributable to common unitholders	$36,317	$22,300	$132,960	$102,491
Net income per common unit - basic
Net income from continuing operations	$1.57	$1.06	$5.85	$4.69
Net income from discontinued operations	—	—	—	0.01
Net income attributable to common unitholders	$1.57	$1.06	$5.85	$4.70
Net income per common unit - diluted
Net income from continuing operations	$1.45	$0.92	$5.26	$3.63
Net income from discontinued operations	—	—	—	—
Net income attributable to common unitholders	$1.45	$0.92	$5.26	$3.63
Weighted-average number of common units outstanding - basic	23,147,644	21,018,615	22,737,902	21,816,833
Weighted-average number of common units outstanding - diluted	27,245,770	27,672,551	27,038,551	30,715,447

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$36,428	$22,105	$133,082	$103,010
Other comprehensive income (loss), net of taxes:
Unrealized gains on available-for-sale debt securities	—	182	—	182
Currency translation adjustments	(2,178)	(762)	(4,831)	(365)
Other comprehensive loss	(2,178)	(580)	(4,831)	(183)
Comprehensive income	34,250	21,525	128,251	102,827
Comprehensive (income) loss attributable to noncontrolling interests	(111)	195	(122)	(519)
Comprehensive income attributable to common unitholders	$34,139	$21,720	$128,129	$102,308

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(Unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2021	37,828,941	(16,810,932)	$(264,284)	$795,140	$(131,803)	$663,337	$5,711	$669,048
Net income (loss)	—	—	—	4,565	—	4,565	(24)	4,541
Currency translation adjustments	—	—	—	—	(459)	(459)	—	(459)
Equity compensation - restricted units	(37,315)	—	—	119	—	119	—	119
Purchases of SPLP common units	—	(268,623)	(10,418)	(10,418)	—	(10,418)	—	(10,418)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	(3,942)	—	(3,942)	(4,664)	(8,606)
Balance as of March 31, 2022	37,791,626	(17,079,555)	(274,702)	785,464	(132,262)	653,202	1,023	654,225
Net income	—	—	—	92,078	—	92,078	35	92,113
Currency translation adjustments	—	—	—	—	(2,194)	(2,194)	—	(2,194)
Equity compensation - incentive units and restricted units	1,705,239	—	—	354	—	354	—	354
Purchases of SPLP common units	—	(500,064)	(20,999)	(20,999)	—	(20,999)	—	(20,999)
Other, net	—	—	—	11	—	11	—	11
Balance as of June 30, 2022	39,496,865	(17,579,619)	$(295,701)	$856,908	$(134,456)	$722,452	$1,058	$723,510
Net income	—	—	—	36,317	—	36,317	111	36,428
Currency translation adjustments	—	—	—	—	(2,178)	(2,178)	—	(2,178)
Equity compensation - restricted units	40,532	—	—	369	—	369	—	369
Tax withholding related to vesting of restricted units	(31,297)	—	—	(560)	—	(560)	—	(560)
Purchases of SPLP common units	—	(236,746)	(9,902)	(9,902)	—	(9,902)	—	(9,902)
Balance as of September 30, 2022	39,506,100	(17,816,365)	$(305,603)	$883,132	$(136,634)	$746,498	$1,169	$747,667

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2020	37,837,439	(14,916,635)	$(219,245)	$707,309	$(172,649)	$534,660	$4,562	$539,222
Net income	—	—	—	52,951	—	52,951	391	53,342
Currency translation adjustments	—	—	—	—	(217)	(217)	—	(217)
Equity compensation - restricted units	28,588	—	—	363	—	363	—	363
Balance as of March 31, 2021	37,866,027	(14,916,635)	(219,245)	760,623	(172,866)	587,757	4,953	592,710
Net income	—	—	—	27,240	—	27,240	323	27,563
Currency translation adjustments	—	—	—	—	614	614	—	614
Equity compensation - restricted units	(36,104)	—	—	354	—	354	—	354
Purchases of SPLP common units	—	(1,351,488)	(28,612)	(28,612)	—	(28,612)	—	(28,612)
Balance as of June 30, 2021	37,829,923	(16,268,123)	$(247,857)	$759,605	$(172,252)	$587,353	$5,276	$592,629
Net (loss) income	—	—	—	22,300	—	22,300	(195)	22,105
Unrealized gains on derivative financial instruments	—	—	—	—	182	182	—	182
Currency translation adjustments	—	—	—	—	(762)	(762)	—	(762)
Equity compensation - restricted units	3,972	—	—	399	—	399	—	399
Purchases of SPLP common units	—	(330,434)	(9,690)	(9,690)	—	(9,690)	—	(9,690)
Other, net	—	—	—	—	—	—	79	79
Balance as of September 30, 2021	37,833,895	(16,598,557)	$(257,547)	$772,614	$(172,832)	$599,782	$5,160	$604,942

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$133,082	$103,010
Gain from discontinued operations	—	135
Net income from continuing operations	133,082	102,875
Adjustments to reconcile net income from continuing operations to net cash (used in) provided by operating activities:
Provision for (benefit from) loan losses	11,758	(1,845)
Loss (income) of associated companies, net of taxes	1,767	(26,276)
Realized and unrealized losses on securities, net	22,570	40,232
Gains on sales of businesses	(85,480)	(8,096)
Gain on sale of property, plant and equipment	(945)	(6,646)
Derivative gains on economic interests in loans	(3,973)	(3,819)
Deferred income taxes	17,682	45,679
Depreciation and amortization	40,212	45,192
Non-cash lease expense	7,456	7,650
Equity-based compensation	842	1,116
Asset impairment charges	2,884	—
Other	(3,213)	(340)
Net change in operating assets and liabilities:
Trade and other receivables	(24,953)	(42,365)
Inventories	(38,556)	(34,428)
Prepaid expenses and other assets	(20,301)	12,199
Accounts payable, accrued and other liabilities	85,368	(1,174)
Net increase in loans held for sale	(204,724)	(71,070)
Net cash (used in) provided by operating activities	(58,524)	58,884
Net cash provided by operating activities - discontinued operations	—	135
Total cash (used in) provided by operating activities	(58,524)	59,019
Cash flows from investing activities:
Purchases of investments	(284,884)	(9,018)
Proceeds from sales of investments	—	24,667
Proceeds from maturities of investments	155,899	8,292
Loan originations, net of collections	(34,845)	782,032
Purchases of property, plant and equipment	(30,188)	(19,556)
Proceeds from sales of loans	—	530,969
Proceeds from sale of property, plant and equipment	1,241	6,979
Net proceeds from sales of businesses	142,426	16,000
Acquisition, net of cash acquired	(35,298)	—
Other	—	182
Net cash (used in) provided by investing activities	(85,649)	1,340,547
Cash flows from financing activities:
Net revolver repayments	(93,359)	(63,013)
Repayments of term loans	(65)	(7,697)
Purchases of the Company's common units	(41,319)	(38,302)
Net decrease in other borrowings	(273,569)	(1,419,891)
Distribution to preferred unitholders	(7,225)	(7,225)
Purchase of subsidiary shares from noncontrolling interest	(8,606)	—
Tax withholding related to vesting of restricted units	(560)	—
Net increase in deposits	606,626	133,854
Net cash provided by (used in) financing activities	181,923	(1,402,274)
Net change for the period	37,750	(2,708)
Effect of exchange rate changes on cash and cash equivalents	(1,596)	(337)
Cash, cash equivalents and restricted cash at beginning of period	325,363	135,788
Cash, cash equivalents and restricted cash at end of period	$361,517	$132,743

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

As of the date of this filing, for the period ended September 30, 2022, the Company has not experienced any significant disruptions to its businesses. Despite indications of economic recovery, the severity of the impact of the COVID-19 pandemic on the Company’s business in 2022 and beyond will depend on a number of uncertain factors and trends. Such factors and trends include, but are not limited to: the duration and severity of the virus and its current variants; the emergence of new variant strains; the availability and widespread use of vaccines; the impact of the global business and economic environment on liquidity and the availability of capital; and governmental actions that have been taken, or may be taken in the future, to mitigate adverse economic or other impacts or to mitigate the spread of the virus and its variants. The Company continues to monitor for any developments or updates to COVID-19 guidelines from public health and governmental authorities, as well as the protection of the health and safety of its personnel, and is continuously working to ensure that its health and safety protocols, business continuity plans and crisis management protocols are in place to help mitigate any negative impacts of the COVID-19 pandemic on the Company’s employees, business or operations.

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

The Merger Agreement includes a "go-shop" period that expired at 11:59 p.m. Eastern time on July 12, 2022, during which the Company could actively solicit and consider alternative acquisition proposals.

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

Subject to the satisfaction of all of the conditions to closing, including the receipt of the Steel Connect stockholder approvals, the Merger is expected to close in the fourth quarter of 2022.

Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2022 and for the three and nine-month periods ended September 30, 2022 and 2021, which have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods, include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected herein. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("Annual Report" or "Form 10-K"), from which the consolidated balance sheet as of December 31, 2021 has been derived.

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

Accounting Standards Not Yet Effective

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The new standard clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring the fair value of the security. The new standard also requires certain disclosures related to equity securities with contractual sale restrictions. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied prospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which was further updated and clarified by the FASB through issuance of additional related ASUs. This new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 provides entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, that are within the scope of Subtopic 326-20, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. The new standards were to be effective for the Company's 2020 fiscal year. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This new standard amended the effective date of Topic 326 for smaller reporting companies until January 1, 2023. A company's determination about whether it is eligible to be a smaller reporting company is based on its most recent determination as of November 15, 2019, in accordance with SEC regulations. As of this date, the Company met the SEC definition of a smaller reporting company. Therefore, the Company will adopt Topic 326 beginning January 1, 2023. The Company anticipates there will be an increase in the allowance for loan losses ("ALLL") for the Financial Services segment. The Company is in the process of finalizing model validations and approval of all models and assumptions which may have an impact on the estimate provided. The overall estimate is largely dependent on the composition of the portfolio, credit quality and economic conditions and forecasts at the time of adoption. The Company is currently evaluating the potential impact of this new guidance on the Diversified Industrial and Energy segments, but management does not expect that the adoption of this standard will have a material impact on the Company's consolidated financial statements for those businesses.

2. REVENUES

Disaggregation of Revenues

Revenues are disaggregated at the Company's segment level since the segment categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. For additional details related to the Company's reportable segments, see Note 18 - "Segment Information."

The following table presents the Company's revenues disaggregated by geography for the three and nine months ended September 30, 2022 and 2021. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$406,428	$370,085	$1,210,343	$1,026,079
Foreign	19,245	22,028	62,483	66,960
Total revenue	$425,673	$392,113	$1,272,826	$1,093,039

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections result in billed trade receivables, unbilled receivables (contract assets) and deferred revenues (contract liabilities) on the consolidated balance sheets.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the contract asset balance was $13,076 and $12,014, respectively.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts that are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheets, based on the timing of when the Company expects to recognize revenue.

Contract Liabilities
Balance at December 31, 2021	$3,396
Deferral of revenue	6,027
Recognition of unearned revenue	(6,161)
Balance at September 30, 2022	$3,262

Balance at December 31, 2020	$7,707
Deferral of revenue	8,026
Recognition of unearned revenue	(12,636)
Balance at September 30, 2021	$3,097

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

4. ACQUISITION AND DIVESTITURES

WebBank Acquisition of Security Premium Finance

On August 2, 2022, the Company, through its wholly-owned subsidiary, WebBank, completed the acquisition of Security Premium Finance Company, LLC (“Security Premium Finance”), based in Coral Gables, Florida for a purchase price of $35,298, which was financed with cash on hand. The purchase price contains an approximately $1,593 purchase premium of the premium finance receivables plus a profit share interest, which is valued at approximately $1,250. Security Premium Finance provides insurance premium financing services for commercial and consumer clients to purchase property and casualty insurance products. Security Premium Finance is included with WebBank in the Company's Financial Services segment. In connection with the acquisition, the Company recorded premium finance receivables, other intangible assets and goodwill associated with the acquisition, totaling approximately $31,500, $1,260 and $2,538, respectively, as well as other assets and liabilities. Other intangible assets primarily consist of agent relationships. The goodwill from the acquisition consists largely of the synergies expected from combining the operations of the two businesses. The goodwill of $2,538 is expected to be deductible for income tax purposes. The final purchase price allocation, which is expected to be completed in the fourth quarter of 2022, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.

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

2022 Investment in Nonconsolidated Affiliate

On April 1, 2022, the Company acquired an interest in PCS-Mosaic Co-Invest L.P. ("PCS-Mosaic"), a private investment fund for a purchase price of approximately $23,600. The fund is primarily invested in specialized software development and training services. The Company accounts for its investment as an equity method investment as the Company does not have a controlling financial interest. The Company has not elected the fair value option to account for PCS-Mosaic which will be carried at cost, plus or minus the Company's share of net earnings or losses of the investment, subject to certain other adjustments. The Company’s share of net earnings or losses of the investment is included in Income (loss) of associated companies, net of tax on the Company’s consolidated statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Due to the timing of receiving financial information from PCS-Mosaic, the Company will record its share of net earnings or losses on a three month lag basis.

2022 Divestiture of SLPE Business

On April 25, 2022, the Company completed the sale of its subsidiary, SL Power Electronics Corporation ("SLPE"), to AEI US Subsidiary LLC, a subsidiary of Advanced Energy Industries, Inc. for a sales price of $144,500, consisting entirely of cash, subject to customary closing net working capital adjustments. The Company recognized a pre-tax gain from continuing operations of $86,382 which is presented in Gains from sales of businesses in the consolidated statement of operations during the nine months ended September 30, 2022. SLPE designed, manufactured, and marketed power conversion solutions for original equipment manufacturers in the medical, lighting, audio-visual, controls, and industrial sectors and comprised the Company’s Electrical Products business in the Diversified Industrial segment. SLPE recognized net sales of $65,974 and income before taxes of $5,120 for the year ended December 31, 2021.

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

5. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classifications of Loans receivable, including loans held for sale, held by WebBank as of September 30, 2022 and December 31, 2021 are as follows:

	Total				Current		Non-current
	September 30, 2022	%	December 31, 2021	%	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Loans held for sale	$403,356		$198,632		$403,356	$198,632	$—	$—

Commercial real estate loans	$939	—%	$663	—%	$—	$—	$939	$663
Commercial and industrial	796,551	87%	779,536	91%	422,368	293,965	374,183	485,571
Consumer loans	120,816	13%	76,067	9%	77,177	50,857	43,639	25,210
Total loans	918,306	100%	856,266	100%	499,545	344,822	418,761	511,444
Less:
Allowance for loan losses	(21,377)		(13,925)		(21,377)	(13,925)	—	—
Total loans receivable, net	$896,929		$842,341		478,168	330,897	418,761	511,444
Loans receivable, including loans held for sale (a)					$881,524	$529,529	$418,761	$511,444
(a)    The carrying value of loans receivable, including loans held for sale, is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, was $1,300,212 and $1,041,459 as of September 30, 2022 and December 31, 2021, respectively.

Loans with a carrying value of approximately $194,334 and $167,437 were pledged as collateral for potential borrowings as of September 30, 2022 and December 31, 2021, respectively. WebBank serviced $2,714 and $2,780 in loans for others as of September 30, 2022 and December 31, 2021, respectively.

WebBank sold loans classified as loans held for sale of $11,565,876 and $7,094,150 during the nine months ended September 30, 2022 and 2021, respectively. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of consumer and small business loans. Amounts added to loans held for sale during the same periods were $11,822,704 and $7,177,820, respectively.

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
•Value of underlying collateral

Changes in the level of the ALLL reflect changes in these factors. The magnitude of the impact of each of these factors on the qualitative assessment of the ALLL changes from quarter to quarter according to the extent these factors are already reflected in historic loss rates and according to the extent these factors diverge from one another. Also considered is the uncertainty inherent in the estimation process when evaluating the ALLL. WebBank's ALLL increased $4,875, or 30%, during the three months ended September 30, 2022 and increased $7,452 or 54% during the nine months ended September 30, 2022. WebBank continues to monitor the impact of the current economic environment, including potential future negative impacts to its loan portfolio.

Changes in the ALLL are summarized as follows:

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2021	$23	$9,205	$4,697	$13,925
Charge-offs	—	(947)	(1,273)	(2,220)
Recoveries	7	415	407	829
(Benefit) Provision	(5)	648	639	1,282
March 31, 2022	$25	$9,321	$4,470	$13,816
Charge-offs	—	(1,005)	(884)	(1,889)
Recoveries	6	410	276	692
(Benefit) Provision	(6)	2,489	1,400	3,883
June 30, 2022	$25	$11,215	$5,262	$16,502
Charge-offs	—	(1,672)	(712)	(2,384)
Recoveries	7	396	263	666
(Benefit) Provision	(5)	3,511	3,087	6,593
September 30, 2022	$27	$13,450	$7,900	$21,377

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2020	$22	$9,293	$17,744	$27,059
Charge-offs	—	(3,607)	(3,669)	(7,276)
Recoveries	6	514	396	916
(Benefit) Provision	(6)	1,038	(1,747)	(715)
March 31, 2021	$22	$7,238	$12,724	$19,984
Charge-offs	—	(1,821)	(2,470)	(4,291)
Recoveries	6	885	363	1,254
(Benefit) Provision	(6)	808	(2,369)	(1,567)
June 30, 2021	$22	$7,110	$8,248	$15,380
Charge-offs	—	(1,465)	(1,753)	(3,218)
Recoveries	9	659	404	1,072
(Benefit) Provision	(10)	1,526	(1,079)	437
September 30, 2021	$21	$7,830	$5,820	$13,671

The ALLL and outstanding loan balances according to the Company's impairment method are summarized as follows:

September 30, 2022	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$8	$835	$—	$843
Collectively evaluated for impairment	19	12,615	7,900	20,534
Total	$27	$13,450	$7,900	$21,377
Outstanding loan balances:
Individually evaluated for impairment	$8	$2,789	$—	$2,797
Collectively evaluated for impairment	931	793,762	120,816	915,509
Total	$939	$796,551	$120,816	$918,306

December 31, 2021	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$9	$152	$—	$161
Collectively evaluated for impairment	14	9,053	4,697	13,764
Total	$23	$9,205	$4,697	$13,925
Outstanding loan balances:
Individually evaluated for impairment	$9	$2,079	$—	$2,088
Collectively evaluated for impairment	654	777,457	76,067	854,178
Total	$663	$779,536	$76,067	$856,266

Nonaccrual and Past Due Loans

Commercial and industrial loans past due 90 days or more and still accruing interest were $6,890 and $3,037 at September 30, 2022 and December 31, 2021, respectively. Consumer loans past due 90 days or more and still accruing interest were $950 and $460 at September 30, 2022 and December 31, 2021, respectively. The Company did not have any nonaccrual loans at September 30, 2022 or December 31, 2021.

Past due loans (accruing and nonaccruing) are summarized as follows:

September 30, 2022	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$939	$—	$—	$—	$939	$—	$—
Commercial and industrial	781,011	8,650	6,890	15,540	796,551	6,890	—
Consumer loans	117,736	2,130	950	3,080	120,816	950	—
Total loans	$899,686	$10,780	$7,840	$18,620	$918,306	$7,840	$—

December 31, 2021	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$663	$—	$—	$—	$663	$—	$—
Commercial and industrial	772,157	4,342	3,037	7,379	779,536	3,037	—
Consumer loans	74,292	1,315	460	1,775	76,067	460	—
Total loans	$847,112	$5,657	$3,497	$9,154	$856,266	$3,497	$—
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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

September 30, 2022	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$931	$—	$8	$—	$939
Commercial and industrial	552,207	239,566	1,989	2,789	—	796,551
Consumer loans	120,816	—	—	—	—	120,816
Total loans	$673,023	$240,497	$1,989	$2,797	$—	$918,306

December 31, 2021	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$654	$—	$9	$—	$663
Commercial and industrial	308,443	465,333	3,681	2,079	—	779,536
Consumer loans	76,067	—	—	—	—	76,067
Total loans	$384,510	$465,987	$3,681	$2,088	$—	$856,266

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. When loans are impaired, an estimate of the amount of the balance that is impaired is made. A specific reserve is assigned to the loan based on the estimated present value of the loan's future cash flows discounted at the loan's effective interest rate, the observable market price of the loan or the fair value of the loan's underlying collateral less the cost to sell. When the impairment is based on the fair value of the loan's underlying collateral, the portion of the balance that is impaired is charged off, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, in accordance with the contractual loan agreement. WebBank recognized $153 and $102 on impaired loans for the nine months ended September 30, 2022 and 2021, respectively. Payments received on impaired loans that are nonaccruing are not recognized in interest income, but are applied as a reduction of the principal outstanding. Payments are recognized when cash is received. Information on impaired loans is summarized as follows:

		Recorded Investment
September 30, 2022	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$8	$—	$8	$8	$8	$9
Commercial and industrial	2,789	—	2,789	2,789	835	2,635
Total loans	$2,797	$—	$2,797	$2,797	$843	$2,644

		Recorded Investment
December 31, 2021	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$9	$—	$9	$9	$9	$10
Commercial and industrial	2,079	—	2,079	2,079	152	2,468
Total loans	$2,088	$—	$2,088	$2,088	$161	$2,478

During the three months ended September 30, 2022, WebBank did not issue new loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The existing loans were funded by the PPP Liquidity Facility, have terms of between two and five years, and their repayment is guaranteed by the SBA. Payments by borrowers on the loans can begin up to 16 months after the note date, and interest will continue to accrue during the 16-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. The PPP loans are included in Commercial and industrial loans in the table above. As of September 30, 2022, the total PPP loans and associated liabilities were $77,459 and $59,305, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of September 30, 2022. As of December 31, 2021, the total PPP loans and associated liabilities were $328,713 and $333,963, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of December 31, 2021. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan. The Bank has received forgiveness payments from the SBA and received payments from borrowers of $252,840 during the nine months ended September 30, 2022.

The Company is offering loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with the interagency statement issued by the federal banking agencies provides that loan modifications made in response to COVID-19 do not need to be accounted for as a troubled debt restructuring ("TDR"). Accordingly, the Company does not account for such loan modifications as TDRs. The Company's loan modifications allow for payment deferrals, payment reduction, and settlements amongst others. As of September 30, 2022, the Company had granted loan modifications on $3,478 of loans. The loan modification program is ongoing and additional loans continue to be granted modifications. The Company granted approximately $5,182 short–term deferments on loan balances of $3,478, which represent 0.38% of total loan balances as of September 30, 2022. These loan modifications are not classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms.

6. INVENTORIES, NET

A summary of Inventories, net is as follows:

	September 30, 2022	December 31, 2021
Finished products	$55,953	$48,801
In-process	39,825	37,024
Raw materials	79,671	62,207
Fine and fabricated precious metal in various stages of completion	37,054	37,707
	212,503	185,739
LIFO reserve	(1,652)	(1,468)
Total	$210,851	$184,271

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

The Company obtains certain precious metals under a fee consignment agreement. As of September 30, 2022 and December 31, 2021, the Company had approximately $25,861 and $30,751, respectively, of precious metals, principally silver, under consignment, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount recorded in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

	September 30, 2022	December 31, 2021
Supplemental inventory information:
Precious metals stated at LIFO cost	$6,103	$3,409
Precious metals stated under non-LIFO cost methods, primarily at fair value	$29,299	$32,830
Market value per ounce:
Silver	$18.93	$23.32
Gold	$1,651.20	$1,827.90
Platinum	$863.89	n/a
Palladium	$2,073.37	$1,915.07

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A summary of the change in the carrying amount of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Financial Services	Corporate and Other	Total
Balance as of December 31, 2021
Gross goodwill	$180,347	$67,143	$6,515	$81	$254,086
Accumulated impairments	(41,278)	(64,790)	—	—	(106,068)
Net goodwill	139,069	2,353	6,515	81	148,018
Acquisition(b)	—	—	2,538	—	2,538
Divestiture(a)	(25,157)	—	—	—	(25,157)
Currency translation adjustments	(31)	—	—	—	(31)
Balance as of September 30, 2022
Gross goodwill	155,159	67,143	9,053	81	231,436
Accumulated impairments	(41,278)	(64,790)	—	—	(106,068)
Net goodwill	$113,881	$2,353	$9,053	$81	$125,368
(a)    Related to the divestiture of the SLPE business. See Note 4 - "Acquisition and Divestitures."
(b)    Related to the acquisition of Security Premium Finance. See Note 4 - "Acquisition and Divestitures."

A summary of Other intangible assets, net is as follows:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$191,275	$129,408	$61,867	$212,589	$134,876	$77,713
Trademarks, trade names and brand names	46,577	21,332	25,245	50,477	21,516	28,961
Developed technology, patents and patent applications	32,611	22,827	9,784	32,554	21,519	11,035
Other	16,553	15,090	1,463	18,766	16,645	2,121
Total	$287,016	$188,657	$98,359	$314,386	$194,556	$119,830

Trademarks with indefinite lives as of September 30, 2022 and December 31, 2021 were $11,721 and $11,726, respectively. Amortization expense related to intangible assets was $3,583 and $4,576 for the three months ended September 30, 2022 and 2021, respectively, and $11,576 and $13,952 for the nine months ended September 30, 2022 and 2021, respectively.

Based on gross carrying amounts at September 30, 2022, the Company's estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2022 through 2026 is presented in the table below.

	Year Ending December 31,
	2022	2023	2024	2025	2026
Estimated amortization expense	15,224	14,220	13,649	12,237	10,196

8. INVESTMENTS

The following table summarizes the Company's long-term investments as of September 30, 2022 and December 31, 2021.

	Ownership %		Long-Term Investments Balance
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Aerojet Rocketdyne Holdings, Inc. (a)	4.9%	4.9%	$162,719	$184,678
Other long-term investments			4,920	1,850
Steel Connect, Inc. ("STCN") convertible notes (b)			13,736	14,841
STCN preferred stock (c)			34,353	34,255
STCN common stock	30.1%	30.1%	24,909	25,456
PCS-Mosaic	59.0%		23,328	—
Total			$263,965	$261,080

(a)    Gross unrealized gains for Aerojet Rocketdyne Holdings, Inc. ("Aerojet") totaled $151,608 and $157,395 at September 30, 2022 and 2021, respectively.
(b)    Represents investment in STCN convertible notes, which the Company accounts for under the fair value option with changes in fair value recognized in the Company's consolidated statements of operations. The Company entered into a convertible note with STCN ("STCN Note") on February 28, 2019, which matures on March 1, 2024. The cost basis of the STCN Note totaled $14,943 as of both September 30, 2022 and December 31, 2021. The STCN Note is convertible into shares of STCN's common stock at an initial conversion rate of 421.2655 shares of common stock per $1,000 principal amount of the STCN Note (which is equivalent to an initial conversion price of approximately $2.37 per share), subject to adjustment upon the occurrence of certain events. The STCN Note, if converted as of September 30, 2022, when combined with STCN common and preferred shares, also if converted, owned by the Company, would result in the Company having a direct interest of approximately 50.0% of STCN's outstanding shares.
(c)    Represents investment in shares of STCN preferred stock, which the Company accounts for under the fair value option with changes in fair value recognized in the Company's consolidated statements of operations. The investment in STCN preferred stock had a cost basis of $35,688 at September 30, 2022 and December 31, 2021. Each share of preferred stock can be converted into shares of STCN's common stock at an initial conversion price equal to $1.96 per share, subject to adjustment upon the occurrence of certain events.

	(Income) Loss of Associated Companies, Net of Taxes
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
STCN convertible notes	$151	$46	$1,106	$(577)
STCN preferred stock	(716)	(264)	(96)	(2,074)
STCN common stock	(323)	2,903	485	(19,726)
Aviat common stock (a)	—	—	—	(3,899)
PCS-Mosaic	272	—	272	—
Total	$(616)	$2,685	$1,767	$(26,276)
(a)    During the nine months ended September 30, 2021, the Company sold its remaining investment in Aviat for total proceeds of approximately $24,100.

The amounts of unrealized gains (losses) for the three and nine months ended September 30, 2022 and 2021 that relate to equity securities still held as of September 30, 2022 and 2021, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net gains (losses) recognized during the period on equity securities	$3,641	$(21,453)	$(22,570)	$(40,232)
Less: Net losses recognized during the period on equity securities sold during the period	—	—	—	36
Unrealized losses recognized during the period on equity securities still held at the end of the period	$3,641	$(21,453)	$(22,570)	$(40,268)

Equity Method Investments

The Company's investments in associated companies include STCN and PCS-Mosaic, which are accounted for under the equity method of accounting. STCN is accounted for using the fair value option, however, PCS-Mosaic will be carried at cost, plus or minus the Company’s share of net earnings or losses of the investment. Associated companies are included in the Corporate and Other segment. Certain associated companies have a fiscal year end that differs from December 31. Additional information for SPLP's significant investments in associated companies is as follows:

•STCN is a publicly-traded holding company, whose wholly-owned subsidiary, ModusLink Corporation, serves the supply chain management market.

•PCS-Mosaic is a private investment fund primarily invested in specialized software development and training services.

The following summary (unaudited) statements of operations amounts are for STCN for the three months and fiscal years ended July 31, 2022 and 2021, which are STCN's nearest corresponding full fiscal quarter to the Company's fiscal quarters ended September 30, 2022 and 2021, respectively.

	Three Months Ended July 31,		Fiscal Years Ended July 31,
	2022	2021	2022	2021
Summary operating results(a)
Net revenue	$53,049	$47,704	$203,272	$226,256
Gross profit	$11,985	$8,414	$41,536	$47,704
Net income (loss) from continuing operations	$2,909	$(354)	$(9,256)	$(11,835)
Net income (loss)	$1,304	$(11,015)	$(10,968)	$(44,391)

(a)    STCN's summary operating results for the three months and fiscal year ended July 31, 2022, were restated by STCN to reclassify its IWCO Direct business as discontinued operations.

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

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$156,637	$339	$156,976	$156,637

Contractual maturities within:
One year to five years				149,725
Five years to ten years				5,433
After ten years				1,479
Total				$156,637

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$54,932	$225	$55,157	$54,932

Contractual maturities within:
One year to five years				42,218
Five years to ten years				11,199
After ten years				1,515
Total				$54,932

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

9. DEBT

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	September 30, 2022	December 31, 2021
Short term debt:
Foreign	$392	$100
Short-term debt	392	100
Long-term debt:
Credit Agreement	176,200	269,850
Other debt - domestic	1,006	1,071
Subtotal	177,206	270,921
Less: portion due within one year	67	1,071
Long-term debt	177,139	269,850
Total debt	$177,598	$271,021

As of September 30, 2022 long-term debt maturities in each of the next five years as follows:

	Total	2022	2023	2024	2025	2026	Thereafter
Long-term debt (a)	$177,206	$17	$67	$67	$67	$176,268	$720
(a)    As of September 30, 2022, long term debt of $67 is expected to mature over the following twelve months.

As of September 30, 2022, the Company's senior credit agreement, as amended and restated ("Credit Agreement") covers substantially all of the Company's subsidiaries, with the exception of WebBank, and provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the "Revolving Credit Loans"), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a foreign currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The Credit Agreement permits, under certain circumstances, to increase the aggregate principal amount of revolving credit commitments under the Credit Agreement by $300,000 plus additional amounts so long as the Leverage Ratio would not exceed 3.50:1. Borrowings bear interest, at annual rates of either Base Rate, SOFR Rate or Term RFR, at the borrowers’ option, plus an applicable margin, as set forth in the Credit Agreement. As of September 30, 2022, the Credit Agreement also provides for a commitment fee of 0.150% to be paid on unused borrowings.

The Credit Agreement contains financial covenants, including: (i) a Leverage Ratio not to exceed 4.25 to 1.00 for quarterly periods as of the end of each fiscal quarter; provided, however, that notwithstanding the foregoing, following a Material Acquisition, Borrowers shall not permit the Leverage Ratio, calculated as of the end of each of the four (4) fiscal quarters immediately following such Material Acquisition (which, for the avoidance of doubt, shall commence with the fiscal quarter in which such Material Acquisition is consummated), to exceed 4.50 to 1.00 and (ii) an Interest Coverage Ratio, calculated as of the end of each fiscal quarter, not less than 3.00 to 1.00. The Credit Agreement also contains standard representations, warranties and covenants for a transaction of this nature, including, among other things, covenants relating to: (i) financial reporting and notification; (ii) payment of obligations; (iii) compliance with law; (iv) maintenance of insurance; and (v) maintenance of properties. As of September 30, 2022 the Company was in compliance with all financial covenants under the Credit Agreement. The Company believes it will remain in compliance with the Credit Agreements covenants for the next twelve months.

The weighted average interest rate on the Credit Agreement was 3.74% at September 30, 2022. As of September 30, 2022, letters of credit totaling $10,748 had been issued under the Credit Agreement. The primary use of the Company's letters of credit are to support the performance and financial obligations for environmental matters, insurance programs and real estate leases. The Credit Agreement permits the Company to borrow for the dividends on its preferred units, pension contributions, investments, acquisitions and other general corporate expenses. Based on financial results as of September 30, 2022, the Company's total availability under the Credit Agreement, which is based upon Consolidated Adjusted EBITDA and certain covenants as described in the Credit Agreement, was approximately $413,000 as of September 30, 2022.

10. FINANCIAL INSTRUMENTS

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 15 - "Fair Value Measurements"). As of September 30, 2022, outstanding derivatives mature within three to five years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial Services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Precious Metal and Commodity Inventories

As of September 30, 2022, the Company had the following outstanding forward contracts with settlement dates through October 2022. There were no futures contracts outstanding as of September 30, 2022.

Commodity	Amount (in whole units)	Notional Value
Silver	112,530 ounces	$2,184
Gold	1,597 ounces	$2,683
Palladium	1,714 ounces	$3,605
Platinum	9 ounces	$8
Copper	311,000 pounds	$1,142
Tin	28 metric tons	$590

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets are as follows:

	Fair Value of Derivative Assets (Liabilities)
	September 30, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as ASC 815 hedges
Commodity contracts	Other assets	$130	Accrued liabilities	$(53)
Derivatives not designated as ASC 815 hedges
Commodity contracts	Other assets	$150	Accrued liabilities	$(349)
Economic interests in loans	Other non-current assets	$5,735	Other non-current assets	$6,483

The effects of fair value hedge accounting on the consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 are not material. The effects of derivatives not designated as ASC 815 hedging instruments on the consolidated statements of operations for the nine months ended September 30, 2022 and 2021 are as follows:

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Commodity contracts	Other (expense) income, net	(859)	$738	(411)	$23
Economic interests in loans	Financial Services revenue	1,591	1,214	3,973	3,819
Total		$732	$1,952	$3,562	$3,842

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

As of September 30, 2022 and December 31, 2021, WebBank's undisbursed loan commitments totaled $613,692 and $218,090, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest cost	$2,381	$1,877	$7,145	$5,630
Expected return on plan assets	(6,336)	(6,322)	(19,007)	(18,965)
Amortization of actuarial loss	2,128	2,944	6,384	8,833
Total Pension (Income) Expense	$(1,827)	$(1,501)	$(5,478)	$(4,502)

Pension (income) expense is included in Selling, general and administrative expenses in the consolidated statements of operations. During the nine months ended September 30, 2022, the Company contributed $12,437 to its pension plans. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events. The Company does not expect to make any additional contributions during the fourth quarter of 2022.

12. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of September 30, 2022, the Company had 21,689,735 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

The Board of Directors of SPH GP, the general partner of SPLP (the "Board of SPH GP") has approved the repurchase of up to an aggregate of 7,770,240 of the Company's common units ("Repurchase Program"), which is inclusive of 130,370 common units approved in September 2022. The Repurchase Program, which was announced on December 7, 2016, supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. The Company repurchased 236,746 and 1,005,433 common units for an aggregate purchase price of $9,902 and $41,319 for the three and nine months ended September 30, 2022, respectively. Since the inception of the Repurchase Program the Company has purchased 7,257,678 common units for an aggregate price of approximately $140,703. As of September 30, 2022, there remained 512,562 common units that may yet be purchased under the Repurchase Program. In October 2022, the Company repurchased 34,375 common units for $1,400.

Incentive Award Plan

The Company's 2018 Incentive Award Plan ("2018 Plan") provides equity-based compensation through the grant of options to purchase the Company's limited partnership units, unit appreciation rights, restricted units, phantom units, substitute awards, performance awards, other unit-based awards, and includes, as appropriate, any tandem distribution equivalent rights granted with respect to an award (collectively, "LP Units"). On May 18, 2020, the Company's unitholders approved the Amended and Restated 2018 Incentive Award Plan, which increased the number of LP Units issuable under the 2018 Plan by 500,000 to a total of 1,000,000 LP Units. On June 9, 2021, the Company's unitholders approved the Second Amended and Restated 2018 Incentive Award Plan ("Second A&R 2018 Plan"), which increased the number of LP Units issuable under the 2018 Plan by 1,000,000 to a total of 2,000,000 LP Units. The Company granted 42,852 restricted LP Units under the Second A&R 2018 Plan through the nine months ended September 30, 2022. Such restricted LP Units were valued based upon the market value of the Company's LP Units on the date of grant, and collectively represent approximately $1,662 of unearned compensation that will be recognized as expense ratably over the vesting period of the units. The grants have vesting periods from two to three years from the grant date.

Preferred Units

The Company's 6.0% Series A preferred units, no par value ("SPLP Preferred Units") entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared cash distributions of approximately $2,408 and $7,225 to preferred unitholders for both the three and nine months ended September 30, 2022 and 2021, respectively. The SPLP Preferred Units have a term of nine years, ending February 2026, and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as non-current liabilities, including accrued interest expense, on the Company's consolidated balance sheets because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as liabilities, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of operations. As of September 30, 2022 and December 31, 2021, there were 6,422,128 SPLP Preferred Units outstanding.

On November 9, 2022, the Board of SPH GP declared a regular quarterly cash distribution of $0.375 per unit, payable December 15, 2022, to unitholders of record as of December 1, 2022, on its SPLP Preferred Units.

Accumulated Other Comprehensive Loss

Changes, net of tax, where applicable, in AOCI are as follows:

	Unrealized loss on available-for-sale debt securities	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2021	$(92)	$(13,961)	$(117,750)	$(131,803)
Net other comprehensive loss attributable to common unitholders	—	(459)	—	(459)
Balance at March 31, 2022	(92)	(14,420)	(117,750)	(132,262)
Net other comprehensive loss attributable to common unitholders	—	(2,194)	—	(2,194)
Balance at June 30, 2022	$(92)	$(16,614)	$(117,750)	$(134,456)
Net other comprehensive income attributable to common unitholders	—	(2,178)	—	(2,178)
Balance at September 30, 2022	$(92)	$(18,792)	$(117,750)	$(136,634)

	Unrealized loss on available-for-sale securities	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2020	$(274)	$(12,828)	$(159,547)	$(172,649)
Net other comprehensive loss attributable to common unitholders	—	(217)	—	(217)
Balance at March 31, 2021	(274)	(13,045)	(159,547)	(172,866)
Net other comprehensive income attributable to common unitholders	—	614	—	614
Balance at June 30, 2021	(274)	(12,431)	(159,547)	(172,252)
Net other comprehensive income attributable to common unitholders	182	(762)	—	(580)
Balance at September 30, 2021	$(92)	$(13,193)	$(159,547)	$(172,832)

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

With respect to the Incentive Units that may vest based on the Company's performance in 2022, if September 30, 2022, were the annual measurement date, then approximately 191,080 Incentive Units would vest and be issued as Class C common units based upon the volume weighted-average price of the Company's common units for 20 trading days prior to September 30, 2022. However, pursuant to the terms to the Incentive Unit Agreement, vesting of the Incentive Units only occurs based on the value of the Company’s common units at the annual measurement date on December 31, 2022, and therefore, more, fewer or no Incentive Units may vest for 2022.

13. INCOME TAXES

The Company recorded income tax provisions of $9,211 and $56,256 for the three and nine months ended September 30, 2022, and of $6,428 and $56,435 for the three and nine months ended September 30, 2021, respectively. The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include partnership losses for which no tax benefit is recognized, tax expense related to unrealized gains and losses on investment, tax expense related to the net gain on disposal of subsidiaries, changes in deferred tax valuation allowances and other permanent differences. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of certain deferred tax assets will not be realized in future periods.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law which includes implementation of a new 15% corporate alternative minimum tax, a one percent excise tax on share repurchases, and tax incentives for energy and climate initiatives. These provisions are effective beginning January 1, 2023. The Company is currently evaluating the potential impact on our financial results, financial position and cash flows.

14. NET INCOME PER COMMON UNIT

The following data was used in computing net income per common unit shown in the Company's consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income from continuing operations	$36,428	$22,098	$133,082	$102,875
Net (income) loss attributable to noncontrolling interests in consolidated entities	(111)	195	(122)	(519)
Net income from continuing operations attributable to common unitholders	36,317	22,293	132,960	102,356
Net gain from discontinued operations, net of taxes	—	7	—	135
Net income attributable to common unitholders	36,317	22,300	132,960	102,491
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a)	3,083	3,083	9,228	9,228
Net income attributable to common unitholders – assuming dilution	$39,400	$25,383	$142,188	$111,719
Net income per common unit – basic
Net income from continuing operations	$1.57	$1.06	$5.85	$4.69
Net income from discontinued operations	—	—	—	0.01
Net income attributable to common unitholders	$1.57	$1.06	$5.85	$4.70
Net income per common unit – diluted
Net income from continuing operations	$1.45	$0.92	$5.26	$3.63
Net income from discontinued operations	—	—	—	—
Net income attributable to common unitholders	$1.45	$0.92	$5.26	$3.63
Denominator for net income per common unit – basic	23,147,644	21,018,615	22,737,902	21,816,833
Effect of dilutive securities:
Incentive Units	191,080	1,099,952	220,240	713,140
Unvested restricted common units	104,396	202,639	156,494	166,803
SPLP Preferred Units	3,802,650	5,351,345	3,923,915	8,018,671
Denominator for net income per common unit – diluted	27,245,770	27,672,551	27,038,551	30,715,447
(a)    Assumes the SPLP Preferred Units were redeemed in common units as described in Note 12 - "Capital and Accumulated Other Comprehensive Loss."

15. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of September 30, 2022 and December 31, 2021 are summarized by type of inputs applicable to the fair value measurements as follows:

September 30, 2022	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	190,560	—	50,077	240,637
Precious metal and commodity inventories recorded at fair value	31,273	—	—	31,273
Economic interests in loans (b)	—	—	5,735	5,735
Commodity contracts on precious metal and commodity inventories	—	280	—	280
Warrants (c)	—	—	3,564	3,564
Total	$221,833	$280	$59,376	$281,489

Liabilities:
Other precious metal liabilities	$26,475	$—	$—	$26,475
Total	$26,475	$—	$—	$26,475

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	$210,995	$—	$50,085	$261,080
Precious metal and commodity inventories recorded at fair value	35,438	—	—	35,438
Economic interests in loans (b)	—	—	6,483	6,483
Warrants (c)	—	—	6,929	6,929
Total	$246,433	$—	$63,497	$309,930

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$402	$—	$402
Other precious metal liabilities	31,725	—	—	31,725
Total	$31,725	$402	$—	$32,127
(a)    For additional detail of the long-term investments see Note 8 - "Investments." The investment in PCS-Mosaic of $23,328 is not included in the fair value leveling tables as it is valued at cost.
(b)    For additional detail of the economic interests in loans see Note 10 – "Financial Instruments".
(c)     Included within Other non-current assets in the consolidated balance sheets.

There were no transfers of securities among the various measurement input levels during the three and nine months ended September 30, 2022.

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

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long Term Investments (a)	Economic Interests in Loans (b)	Warrants (b)	Total
Balance as of December 31, 2021	$50,085	$6,483	$6,929	$63,497
Purchases	999	—	—	999
Sales and cash collections	—	(4,721)	(2,150)	(6,871)
Realized gains (losses)	—	3,973	(1,215)	2,758
Unrealized losses	(1,007)	—	—	(1,007)
Balance as of September 30, 2022	$50,077	$5,735	$3,564	$59,376

Balance as of December 31, 2020	$48,434	$11,599	$2,618	$62,651
Purchases	40	—	—	40
Sales and cash collections	—	(8,066)	(2,377)	(10,443)
Realized gains	—	3,819	6,533	10,352
Unrealized gains	2,218	—	—	2,218
Balance as of September 30, 2021	$50,692	$7,352	$6,774	$64,818
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

The Company uses the net asset value included in quarterly statements it receives in arrears from a venture capital fund to determine the fair value of such fund and determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities. The fair value of the derivatives, or economic interest in loans, held by WebBank (see Note 10 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flow analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 7.27% to 30.37%, a constant default rate of 1.89% to 21.50% and a discount rate of 2.89% to 24.65%. Warrants were primarily valued using a market approach which leveraged recent securities transactions.

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

16. COMMITMENTS AND CONTINGENCIES

Environmental and Litigation Matters

The Company and certain of the Company's subsidiaries are defendants in certain legal proceedings and environmental investigations and have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement. Most of such legal proceedings and environmental investigations involve unspecified amounts of potential damage claims or awards, are in an initial procedural phase, involve significant uncertainty as to the outcome or involve significant factual issues that need to be resolved, such that it is not possible for the Company to estimate a range of possible loss. For matters that have progressed sufficiently through the investigative process such that the Company is able to reasonably estimate a range of possible loss, an estimated range of possible loss, in excess of the accrued liability (if any) for such matters, is provided. Any estimated range of possible loss is or will be based on currently available information and involves elements of judgment and significant uncertainties and may not represent the Company's maximum possible loss exposure. The circumstances of such legal proceedings and environmental investigations will change from time to time, and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such legal proceedings and environmental investigations would have a material effect on the financial position, liquidity or results of operations of the Company.

The legal proceedings and environmental investigations are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs, and for future investigations and remedial actions. In some cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues liabilities associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of September 30, 2022, on a consolidated basis, the Company recorded liabilities of $12,134 and $24,931 in Accrued liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet. As of December 31, 2021, on a consolidated basis, the Company recorded liabilities of $2,043 and $23,801 in Accrued Liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. In addition, the Company believes that it has or may have insurance coverage available for several of these matters. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

Environmental Matters

Certain subsidiaries of the Company have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of federal and state environmental laws. Such existing and contingent liabilities are continually being readjusted based upon the emergence of new findings, techniques and alternative remediation methods.

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

In 1986, a subsidiary of the Company entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") to investigate and remediate property in Montvale, New Jersey that it purchased in 1984. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. The Company has been actively investigating and remediating the soil and groundwater since that time and has completed the implementation of the improved groundwater treatment system in operation at the property. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs and other related costs are contractually allocated 75% to the former owner/operator and 25% jointly to the Company, all after having the first $1,000 paid by the former owner/operator. Additionally, the Company had been reimbursed indirectly through insurance coverage for a portion of the costs for which it is responsible. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse the Company for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. A reserve of approximately $900 has been established for the Company's expected 25% share of anticipated costs at this site, which is based upon the recent selection of a final remedy, on-going operations and maintenance, additional investigations and monitored natural attenuation testing over the next 30 years. Also, a reserve and related receivable of approximately $2,700 has been established for the former owner/operator's expected share of anticipated costs at this site. On December 18, 2019, the State of New Jersey ("State") filed a complaint against the Company and other non-affiliated corporations related to former operations at this location. The State is seeking unspecified damages, including reimbursement for all cleanup and removal costs and other damages that the State claims it has incurred, including the lost value of, and reasonable assessment costs for any natural resource injured as a result of the alleged discharge of hazardous substances and pollutants, as well as attorneys' fees and costs. On March 16, 2020, the Company filed a partial motion to dismiss, resulting in dismissal with prejudice of the State's trespass claim and limiting the damages recoverable through the State's public nuisance claim to monetary relief associated with abatement. On June 11, 2020, the State filed an Amended Complaint, bringing the same claims as the original complaint. On July 1, 2020, the Company answered and asserted crossclaims for indemnification and contribution against another defendant, Cycle Chem, Inc. Cycle Chem also asserted crossclaims against the Company, which have been answered. The parties have largely completed written and document discovery and confidential mediation. As a result of the mediation, the State has verbally agreed to a settlement amount of $10,500, of which the Company would be required to pay $2,625, its 25% share, and of which other non-affiliated corporations would pay the remaining $7,875, their 75% share. Additionally, the State has also verbally agreed to a settlement amount of $3,500 with Cycle Chem for which they will be 100% responsible. The State is required to go through a formal approval process on the settlement amounts which includes a public notice and comment period that will take several weeks to complete. In the meantime, the legal proceedings have been delayed while the settlement process is finalized. Once State approval is finalized, the Court will have a final hearing to approve and issue a Consent Judgement.

The Company's subsidiary, SL Industries, Inc. ("SLI"), may incur environmental costs in the future as a result of the past activities of its former subsidiary, SL Surface Technologies, Inc. ("SurfTech"), in Pennsauken, New Jersey ("Pennsauken Site") and Camden, New Jersey and at its former subsidiary, SGL Printed Circuits in Wayne, New Jersey. At the Pennsauken Site, SLI entered into a consent decree with both the U.S. Department of Justice and the U.S. Environmental Protection Agency ("EPA") in 2013 and has since completed the remediation required by the consent decree and has paid the EPA a fixed sum for its past oversight costs. Separate from the consent decree, in December 2012, the NJDEP made a settlement demand of $1,800 for past and future cleanup and removal costs and natural resource damages ("NRD"). To avoid the time and expense of litigating the matter, SLI offered to pay approximately $300 to fully resolve the claim presented by the State. SLI's settlement offer was rejected. On December 6, 2018, the State filed a complaint against SLI related to the Pennsauken Site. The State is seeking treble damages and attorneys' fees, NRD for loss of use of groundwater, as well as a request that SLI pay all cleanup and removal costs that the State has incurred and will incur at the Pennsauken Site. The State's most recent demand (as of 2019) for all costs, including NRD, was for $11,500. On August 21, 2019, SLI responded with a $1,070 settlement offer, which was not accepted. The parties are currently completing the fact and expert discovery, including the exchange of competing expert reports. The parties have agreed to engage in mediation, but the State's outside counsel is still awaiting authorization from the State. It is possible the State may make a new demand for damages in excess of their 2019 demand. The Company has a reserve of $1,070, which is our best estimate of potential losses based on our prior settlement offer. SLI intends to assert all legal and procedural defenses available to it. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

SLI reported soil contamination and groundwater contamination in 2003 from the SurfTech site located in Camden, New Jersey. Substantial investigation and remediation work has been completed under the direction of the licensed site remediation professional for the site. Additional investigations related to PFAS compounds have been initiated and have delayed remediation actions. Remediation actions, including soil excavation and groundwater bioremediation, are expected to start in the second half of 2023. Post-remediation groundwater monitoring will be conducted following completion of soil excavation. A reserve of $2,800 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

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

Reith v. Lichtenstein, et al. On April 13, 2018, a purported shareholder of STCN, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-0277 (Del. Ch.) (the "Reith litigation") in the Chancery Court. The plaintiff sought to assert class action and derivative claims against the Company and several of its affiliated companies, together with certain of members STCN's board of directors, as well as other named defendants (collectively, the "defendants") in connection with the acquisition of $35,000 of STCN's Series C Preferred Stock by an affiliate of the Company and equity grants made to three individual defendants. The complaint includes claims for breach of fiduciary duty against all the individual defendants as STCN directors; claims for aiding and abetting breach of fiduciary duty against the Company; a claim for breach of fiduciary duty as controlling stockholder against the Company; and a derivative claim for unjust enrichment against the Company and the three individuals who received equity grants. The complaint demands damages in an unspecified amount for STCN and its stockholders, together with rescission, disgorgement and other equitable relief. The defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the Chancery Court denied most of defendants' the motion to dismiss, allowing the matter to proceed. The defendants and plaintiff (the "parties") subsequently participated in document discovery. On August 13, 2021, the parties, entered into a memorandum of understanding (the "MOU") in connection with the settlement of the Reith litigation. Pursuant to the MOU, the defendants agreed to cause their directors' and officers' liability insurance carriers to pay to STCN $2,750 in cash. The Company's insurance carrier agreed to pay $1,100 of the settlement and STCN's insurance carrier agreed to pay the remaining $1,650. Following the parties' entry into a Stipulation and Agreement of Compromise, Settlement, and Release (the "Proposed Settlement Agreement") on February 18, 2022, on March 17, 2022, the Chancery Court granted, with modifications, a scheduling order (the "Scheduling Order") in connection with the Proposed Settlement Agreement. Pursuant to the Scheduling Order, during April 2022 the insurers completed the wiring of the settlement payments into an account jointly controlled by counsel for plaintiff and STCN, where the funds are to remain until final court approval of the settlement. In addition, pursuant to the terms of the MOU, certain of the individual defendants who are also current and former employees of the Company—Warren Lichtenstein (Executive Chairman), Jack Howard (President), and William Fejes (former Chief Operating Officer)—entered into separate letter agreements (the "Surrender Agreements") with STCN whereby they each agreed to surrender to STCN an aggregate 3,300,000 shares which they had initially received in December 2017 in consideration for services to STCN. Pursuant to the MOU and the Surrender Agreements, on August 17, 2021, Mr. Lichtenstein surrendered 2,133,333 Steel Connect shares (1,833,333 vested shares and 300,000 unvested shares), and Mr. Howard surrendered 1,066,667 Steel Connect shares (916,667 vested shares and 150,000 unvested shares). Also pursuant to the MOU and the Surrender Agreements, Mr. Fejes surrendered 100,000 vested shares December 2021. After the parties filed papers in support of court approval of the settlement, and an objector filed papers in opposition to approval of the settlement, and after hearings held on August 12 and August 18, 2022, the court ruled on September 23, 2022 that it was denying approval of the settlement. The parties and insurance carriers are currently arranging for the return to the insurance carriers of the funds they had paid into escrow under the Proposed Settlement Agreement. At the court's instruction, the parties provided a status report on October 24, 2022, reporting that the vote on the proposed merger between the Company and STCN had been postponed to October 28, 2022. The vote was subsequently postponed to November 15, 2022. A revised status report is due on November 23, 2022. The possible liability, if any, with respect to this dispute cannot be determined as of this date.

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through September 30, 2022. In many cases these claims involved more than 100 defendants. There remained approximately 46 pending asbestos claims as of September 30, 2022. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of both September 30, 2022 and December 31, 2021, BNS Sub has accrued $1,465 relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $2,709 and $2,203 for the three months ended September 30, 2022 and 2021, respectively, and $7,646 and $6,412 for the nine months ended September 30, 2022 and 2021, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Unpaid Management Fees included in Payables to related parties on the Company's consolidated balance sheet were $309 and $49 as of September 30, 2022 and December 31, 2021, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $1,274 and $948 for the three months ended September 30, 2022 and 2021, respectively, and $3,265 and $2,934 for the nine months ended September 30, 2022 and 2021, respectively. Unpaid amounts for reimbursable expenses were approximately $2,289 and $1,673 as of September 30, 2022 and December 31, 2021, respectively, and are included in Payables to related parties on the Company's consolidated balance sheets.

Corporate Services

The Company's subsidiary, Steel Services Ltd ("Steel Services"), through management services agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, which are eliminated in consolidation, Steel Services has management services agreements with other companies considered to be related parties, including J. Howard Inc., Steel Partners, Ltd. and affiliates, and STCN. In total, Steel Services currently charges approximately $3,243 annually to these companies. All amounts billed under these service agreements are classified as a reduction of Selling, general and administrative expenses. The receivable from STCN of $1,431 as of September 30, 2022, represents $894 of receivables for the management services agreement and a $537 receivable for dividends on STCN preferred stock.

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

Other

At September 30, 2022 and December 31, 2021, several related parties and consolidated subsidiaries had deposits totaling $1,117 and $1,115 at WebBank, respectively. Approximately $36 and $36 of these deposits, including interest which was not significant, have been eliminated in consolidation as of September 30, 2022 and December 31, 2021, respectively.

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

Steel Services has management services agreements with its consolidated subsidiaries and other related companies as further discussed in Note 17 - "Related Party Transactions." Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $11,087, $1,784 and $459, respectively, for the three months ended September 30, 2022 and $8,686, $1,169 and $224, respectively, for the three months ended September 30, 2021. Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $33,987, $5,352, and $1,377, respectively, for the nine months ended September 30, 2022 and $23,492, $3,806, and $672, respectively, for the nine months ended September 30, 2021. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

Segment information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Diversified Industrial	$312,200	$306,471	$986,113	$860,719
Energy	51,409	45,862	136,750	119,716
Financial Services	62,064	39,780	149,963	112,604
Total revenue	$425,673	$392,113	$1,272,826	$1,093,039
Income (loss) from continuing operations before interest expense and income taxes:
Diversified Industrial	$27,500	$33,710	$183,534	$97,246
Energy	6,383	6,343	14,012	12,804
Financial Services	17,135	20,076	44,771	64,243
Corporate and Other	(269)	(26,514)	(38,527)	1,076
Income from continuing operations before interest expense and income taxes	50,749	33,615	203,790	175,369
Interest expense	5,110	5,089	14,452	16,059
Income tax provision	9,211	6,428	56,256	56,435
Net income	$36,428	$22,098	$133,082	$102,875
(Income) loss of associated companies, net of taxes:
Corporate and Other	$(616)	$2,685	$1,767	$(26,276)
Total	$(616)	$2,685	$1,767	$(26,276)
Segment depreciation and amortization:
Diversified Industrial	$9,875	$11,824	$31,628	$35,639
Energy	2,536	3,010	7,700	9,070
Financial Services	131	120	392	365
Corporate and Other	159	39	492	118
Total depreciation and amortization	$12,701	$14,993	$40,212	$45,192

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022
Total Capital
(to risk-weighted assets)	$287,285	16.20%	$141,955	8.00%	$186,316	10.50%	$177,444	10.00%
Tier 1 Capital
(to risk-weighted assets)	$265,908	15.00%	$106,466	6.00%	$150,827	8.50%	$141,955	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$265,908	15.00%	$79,850	4.50%	$124,211	7.00%	$115,338	6.50%
Tier 1 Capital
(to average assets)	$265,908	15.90%	$67,019	4.00%	n/a	n/a	$83,774	5.00%

As of December 31, 2021
Total Capital
(to risk-weighted assets)	$257,262	27.10%	$75,907	8.00%	$99,628	10.50%	$94,884	10.00%
Tier 1 Capital
(to risk-weighted assets)	$245,377	25.90%	$56,930	6.00%	$80,651	8.50%	$75,907	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$245,377	25.90%	$42,698	4.50%	$66,419	7.00%	$61,674	6.50%
Tier 1 Capital
(to average assets)	$245,377	26.80%	$36,687	4.00%	n/a	n/a	$45,859	5.00%

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

20. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for the nine months ended September 30, 2022 and 2021 is presented in the following table:

	Nine Months Ended September 30,
	2022	2021
Cash paid during the period for:
Interest	$18,959	$17,134
Taxes	$22,026	$9,236

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

The Financial Services segment consists primarily of the operations of WebBank, of which we own 100% through our subsidiary WebFinancial Holding Corporation. WebBank is an FDIC-insured state chartered industrial bank headquartered in Utah. WebBank is subject to comprehensive regulation, examination and supervision of the FDIC and the State of Utah Department of Financial Institutions ("UDFI"). WebBank is not considered a "bank" for Bank Holding Company Act purposes and, as such, SPLP is not regulated as a bank holding company. WebBank engages in a full range of banking activities, including originating loans, issuing credit cards and taking deposits that are federally insured. WebBank originates and funds consumer and small business loans through lending programs with unaffiliated companies that market and service the programs ("Marketing Partners"), where the Marketing Partners subsequently purchase the loans (or interests in the loans) that are originated by WebBank. WebBank retains a portion of the loans it originates for its Marketing Partners. WebBank also has private-label financing programs that are branded for a specific retailer, manufacturer, dealer channel, proprietary network or bank card program. WebBank participates in syndicated commercial and industrial as well as asset-based credit facilities and asset-based securitizations through relationships with other financial institutions. WebBank has observed and still anticipates economic disruption and loan performance deterioration associated with current risks such as the economic impacts of inflation, rising interest rates and looming recession. WebBank believes this may have a broad negative impact on the macro-economy and may cause estimated credit losses to differ from historical loss experience.

During the three months ended September 30, 2022, WebBank did not issue new loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The existing loans were funded by the PPP Liquidity Facility and have terms of between two and five years with repayment guaranteed by the SBA. Payments by borrowers up to sixteen months after the note date, and interest will continue to accrue during the sixteen month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. As of September 30, 2022, the total PPP loans and associated liabilities are $77,459 and $59,305, respectively, and included in Long-term loans receivable, net and Other borrowings, respectively, in the consolidated balance sheet as of September 30, 2022. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan.

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

The Merger Agreement includes a "go-shop" period that expired at 11:59 p.m. Eastern time on July 12, 2022, during which the Company could actively solicit and consider alternative acquisition proposals.

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

Subject to the satisfaction of all of the conditions to closing, including the receipt of the Steel Connect stockholder approvals, the Merger is expected to close in the fourth quarter of 2022.

•WebBank Acquisition of Premium Finance Receivables

On August 2, 2022, the Company, through its wholly-owned subsidiary, WebBank, completed the acquisition of Security Premium Finance, for a purchase price of $35,298. The purchase price contains an approximately $1,593 purchase premium of the premium finance receivables plus a profit share interest, which is valued at approximately $1,250. Security Premium Finance provides insurance premium financing services for commercial and consumer clients to purchase property and casualty insurance products.

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$425,673	$392,113	$1,272,826	$1,093,039
Cost of goods sold	273,657	252,819	830,640	712,101
Selling, general and administrative expenses	93,634	80,405	280,599	223,793
Asset impairment charges	2,449	—	2,884	—
Interest expense	5,110	5,089	14,452	16,059
Realized and unrealized (gains) losses on securities, net	(3,641)	21,453	22,570	40,232
Gains from sales of businesses	(295)	—	(85,480)	(8,096)
All other expense (income), net *	9,736	1,136	16,056	(24,084)
Total costs and expenses	380,650	360,902	1,081,721	960,005
Income from operations before income taxes and equity method investments	45,023	31,211	191,105	133,034
Income tax provision	9,211	6,428	56,256	56,435
(Income) loss of associated companies, net of taxes	(616)	2,685	1,767	(26,276)
Net income from continuing operations	$36,428	$22,098	$133,082	$102,875
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

The following table reconciles net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Adjusted EBITDA Reconciliation
Net income from continuing operations	$36,428	$22,098	$133,082	$102,875
Income tax provision	9,211	6,428	56,256	56,435
Income from operations before income taxes	45,639	28,526	189,338	159,310
Add (Deduct):
(Income) loss of associated companies, net of taxes	(616)	2,685	1,767	(26,276)
Realized and unrealized (gain) losses on securities, net	(3,641)	21,453	22,570	40,232
Interest expense	5,110	5,089	14,452	16,059
Depreciation	9,118	10,417	28,636	31,240
Amortization	3,583	4,576	11,576	13,952
Asset impairment charge	2,449	—	2,884	—
Non-cash pension income	(1,799)	(1,433)	(5,405)	(4,434)
Non-cash equity-based compensation	369	399	842	1,116
Gains from sales of businesses	(295)	—	(85,480)	(8,096)
Other items, net*	250	779	2,605	(26,472)
Adjusted EBITDA	$60,167	$72,491	$183,785	$196,631
*Other items, net for the nine months ended September 30, 2021 primarily includes (1) $19,740 one-time dividend from Aerojet; (2) and a pre-tax gain of $6,646 on the sale of an idle facility in the Joining Materials business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment Adjusted EBITDA
Diversified Industrial	$37,504	$45,702	$129,481	$118,047
Energy	8,873	7,865	21,538	18,892
Financial Services	17,101	20,693	44,300	64,594
Corporate and Other	(3,311)	(1,769)	(11,534)	(4,902)
Total	$60,167	$72,491	$183,785	$196,631

Revenue

Revenue for the three months ended September 30, 2022 increased $33,560, or 8.6%, as compared to the same period last year, as a result of higher sales across all the reportable segments despite the divestiture of the SLPE business in April 2022.

Revenue for the nine months ended September 30, 2022 increased $179,787, or 16.4%, as compared to the same period last year, due to higher sales across all the reportable segments despite the divestiture of the SLPE business in April 2022.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2022 increased $20,838, or 8.2%, as compared to the same period last year, primarily driven by higher sales discussed above, as well as higher material and labor costs in the Diversified Industrial and Energy segments, partially offset by the impact of divestiture of the SLPE business.

Cost of goods sold for the nine months ended September 30, 2022 increased $118,539, or 16.6%, as compared to the same period last year, primarily driven by higher sales discussed above, as well as higher material and labor costs in the Diversified Industrial and Energy segments, partially offset by the impact of divestiture of the SLPE business for the nine months ended September 30, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2022 increased $13,229, or 16.5%, as compared to the same period last year. The increase was primarily due to higher expenses from the

Financial Services segment and, to a lesser extent, higher expenses for Corporate. SG&A expenses for the Financial Services segment increased approximately $16,300, primarily due to higher credit performance fees due to higher credit risk transfer ("CRT") balances and higher personnel costs. SG&A expenses for the Corporate segment increased approximately $4,100, primarily due to higher legal and professional fees, as well as higher personnel costs. These increases were partially offset by the impact of divestiture of SLPE business.

SG&A for the nine months ended September 30, 2022 increased $56,806, or 25.4%, as compared to the same period last year. The increase was primarily driven by higher SG&A expenses from the Financial Service segment as mentioned above. SG&A expenses for Corporate also increased by approximately $21,700 primarily due to higher legal and professional fees, as well as higher personnel costs for the nine months ended September 30, 2022, partially offset by the impact of divestiture of SLPE business.

Asset Impairment Charge

The Company recorded asset impairment charges of $2,449 for the three months ended September 30, 2022 primarily related to the implementation costs of an ERP project associated with the Kasco business unit from the Diversified Industrial segment. The Company also recorded an asset impairment of $403 related to idle equipment associated with the Joining Materials business unit from the Diversified Industrial segment during the first quarter of 2022. There were no impairment charges for the respective periods of 2021.

Interest Expense

Interest expense for the three and nine months ended September 30, 2022 increased $21, or 0.4% and decreased $1,607 or 10.0%, respectively, as compared to the same periods last year. The increase for the three month period of 2022 was primarily due to higher average interests, largely offset by lower average debt levels and the decrease for the nine month period of 2022 was primarily due to lower average debt levels, partially offset by higher average interest rates, as compared to the same periods of 2021.

Gains from Sales of Businesses

The Company recorded a pre-tax gain of $85,480 for the nine months ended September 30, 2022, primarily related to the divestiture of the SLPE business from the Diversified Industrial segment. The sales price of SLPE was $144,500, subject to working capital adjustments. The Company recorded a pre-tax gain of $8,096 for the nine months ended September 30, 2021 related to the divestiture of the Edge business from the Diversified Industrial segment.

Realized and Unrealized Losses on Securities, Net

The Company recorded gains of $3,641 for the three months ended September 30, 2022, as compared to losses of $21,453 in the same period of 2021. The Company recorded losses of $22,570 for the nine months ended September 30, 2022, as compared to $40,232 in the same period of 2021. These gains and losses were primarily due to unrealized gains and losses related to the mark-to-market adjustments on the Company's portfolio of securities in these periods.

All Other Expense (Income), Net

All other expense, net totaled $9,736 and $16,056 for the three and nine months ended September 30, 2022, respectively, as compared to all other expense, net totaled $1,136 and all other income, net totaled $24,084 for the three and nine months ended 2021, respectively. All other expense (income), net for the three and nine months ended September 30, 2022 was primarily due to net provisions for loan losses and finance interest related to the Financial Services segment. All other income, net for the nine months ended September 30, 2021 was primarily due to (1) a $19,740 one-time dividend from Aerojet and (2) a pre-tax gain of $6,646 on the sale of an idle facility in the Joining Materials business.

Income Tax Provision

The Company recorded income tax provisions of $9,211 and $6,428 for the three months ended September 30, 2022 and 2021, respectively, and income tax provisions of $56,256 and $56,435 for the nine months ended September 30, 2022 and 2021 respectively. The Company's effective tax rate was 20.5% and 20.6% for the three months ended September 30, 2022 and 2021, respectively, and was 29.4% and 42.4% for the nine months ended September 30, 2022 and 2021, respectively. The lower effective tax rate for the nine months ended September 30, 2022 is primarily due to the change in U.S. income tax expense related to unrealized gains and losses on investment, and the net capital gain recognized as a result of the disposal of consolidated subsidiaries that took place during the year. As a limited partnership, the Company is generally not responsible for federal and state income taxes, and its profits and losses are passed directly to its limited partners for inclusion in their respective income tax returns. Provisions have been made for federal, state, local or foreign income taxes on the results of operations generated by our consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include partnership losses for which no tax benefit is recognized, tax expense related to unrealized gains and losses on investment, state taxes, changes in deferred tax valuation allowances and other permanent differences.

(Income) loss of Associated Companies, Net of Taxes

The Company recorded income from associated companies, net of taxes, of $616 and loss from associated companies, net of tax, of $1,767 for the three and nine months ended September 30, 2022, respectively, as compared to loss from associated companies, net of taxes, of $2,685 and income from associated companies, net of taxes, of $26,276 for the three and nine months ended September 30, 2021, respectively. For the details of each of these investments and the related mark-to-market adjustments, see Note 8 - "Investments" to the Company's consolidated financial statements found elsewhere in this Form 10-Q.

Adjusted EBITDA

Adjusted EBITDA was $60,167 for the three months ended September 30, 2022, as compared to $72,491 for the same period of 2021. Adjusted EBITDA decreased by $12,324 primarily due to decreases in the Diversified Industrial segment driven by higher material and labor costs and the impact from divestiture of SLPE business unit, Financial Service segment due to higher loan loss provisions and higher credit performance fees due to higher credit risk transfer balances as well as higher personnel costs, and in the Corporate segment driven by higher legal and professional fees, as well as higher personnel costs, partially offset by increase from the Energy segment driven by strong sales performance primarily due to favorable pricing.

Adjusted EBITDA was $183,785 for the nine months ended September 30, 2022, as compared to $196,631 for the same period of 2021. Adjusted EBITDA decreased by $12,846 primarily due to decreases in the Financial Service segment due to higher loan loss provisions and higher credit performance fees as a result of higher credit risk transfer balances as well as higher personnel costs and in the Corporate driven by higher legal and other professional fees, as well as higher personnel costs, partially offset by increases from the Diversified Industrial and Energy segments driven by strong sales performance primarily due to favorable pricing.

Segment Analysis

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Diversified Industrial	$312,200	$306,471	$986,113	$860,719
Energy	51,409	45,862	136,750	119,716
Financial Services	62,064	39,780	149,963	112,604
Total revenue	$425,673	$392,113	$1,272,826	$1,093,039
Income (loss) from operations before interest expense and income taxes:
Diversified Industrial	$27,500	$33,710	$183,534	$97,246
Energy	6,383	6,343	14,012	12,804
Financial Services	17,135	20,076	44,771	64,243
Corporate and other	(269)	(26,514)	(38,527)	1,076
Income from operations before interest expense and income taxes	50,749	33,615	203,790	175,369
Interest expense	5,110	5,089	14,452	16,059
Income tax provision	9,211	6,428	56,256	56,435
Net income from continuing operations	$36,428	$22,098	$133,082	$102,875
(Income) loss of associated companies, net of taxes:
Corporate and other	$(616)	$2,685	$1,767	$(26,276)
Total	$(616)	$2,685	$1,767	$(26,276)
Segment depreciation and amortization:
Diversified Industrial	$9,875	$11,824	$31,628	$35,639
Energy	2,536	3,010	7,700	9,070
Financial Services	131	120	392	365
Corporate and other	159	39	492	118
Total depreciation and amortization	$12,701	$14,993	$40,212	$45,192

Diversified Industrial

Net sales for the three months ended September 30, 2022 increased $5,729, or 1.9%, as compared to the same period of 2021. The increase was across most of the business units within the segment, excluding the impact of divestiture of the SLPE business. The increase was primarily driven by higher sales for the Building Materials business unit of $7,307, Tubing business unit of $3,869, and Performance Materials business units of $3,098, all due primarily to the impact of favorable pricing, partially offset by the Electrical Products unit of $8,762, due primarily to the impact of divestiture of the SLPE businesses unit of $16,865, partially offset by growth from the MTE and MTI business units driven by strong demand from the medical, oil & gas, and aerospace and defense sectors.

Segment operating income for the three months ended September 30, 2022 decreased $6,210, as compared to the same period of 2021. Lower operating income for the 2022 period was primarily driven by higher material and labor costs despite higher sales and impact from the divestiture of the SLPE business.

Net sales for the nine months ended September 30, 2022 increased $125,394, or 14.6%, as compared to the same period of 2021. The increase was across all the business units within the segment and was primarily due to $78,049 higher sales for the Building Materials business unit primarily due to the impact of favorable pricing, and to a lesser extent increased demand for its roofing products, $13,691 higher sales from the Tubing business unit primarily due to favorable pricing and growth from the aerospace & defense, life sciences, and energy sectors, as well as $13,582 higher sales for the Performance Materials business unit primarily due to favorable product mix and pricing.

Segment operating income for the nine months ended September 30, 2022 increased $86,288, as compared to the same period of 2021. Higher operating income for the 2022 period was primarily driven by a pre-tax gain of $86,382 related to the divestiture of the SLPE business. Operating income for the 2021 period included a $8,096 pre-tax gain on the sale of OMG’s Edge business and a $6,646 pre-tax gain on the sale of an idle facility in the Joining Materials business.

Segment adjusted EBITDA for the three months ended September 30, 2022 decreased $8,198, as compared to the same period in 2021, primarily due to higher material and labor costs and impact from divestiture of the SLPE business despite strong sales results.

Segment adjusted EBITDA for the nine months ended September 30, 2022 increased $11,434, as compared to the same period in 2021, primarily due to strong sales results, partially offset by higher material and labor costs, high service fee from Steel Services, and impact from divestiture of the SLPE business.

Energy

Net revenue for the three and nine months ended September 30, 2022 increased $5,547, or 12.1%, and $17,034, or 14.2% as compared to the same periods of 2021, respectively. The increases in net revenue were primarily due to favorable pricing driven by higher demand from the energy sector as a result of higher energy prices.

Segment operating income for the three and nine months ended September 30, 2022 increased $40 and $1,208, as compared to the same periods of 2021, respectively, primarily driven by strong revenue mentioned above, partially offset by higher material and labor costs during the 2022 periods.

Segment Adjusted EBITDA for the three and nine months ended September 30, 2022 increased $1,008 and $2,646 , as compared to the same periods of 2021. The increases were primarily driven by strong revenue mentioned above, partially offset by higher material and labor costs.

Financial Services

Revenue for the three months ended September 30, 2022 increased $22,284, or 56.0%, as compared to the same period of 2021. The increase was primarily due to an increase in interest income and fees from higher credit risk transfer and held for sale balances as compared to the three months ended September 30, 2021. These increases were partially offset by lower non-interest income due to fewer warrant sales as compared to the three months ended September 30, 2021.

Revenue for the nine months ended September 30, 2022 increased $37,359, or 33.2%, as compared to the same period of 2021. The increase was primarily due to increased interest income on higher credit risk transfer balances, asset based lending and held for sale balances. These increases were partially offset by lower non-interest income due to fewer warrant sales as compared to the nine months ended September 30, 2021.

Segment operating income for the three months ended September 30, 2022 decreased $2,941, as compared to the same period of 2021. The decrease was primarily due to higher SG&A costs, higher provision of loan losses and higher finance interest expense, partially offset by increased revenue impact. The increase in SG&A costs was driven by higher credit performance fee due to higher credit risk transfer balances as well as higher personnel costs. The provision for loan losses increased $6,156, which was primarily driven by reductions for the three months ended September 30, 2021 as the economic environment continued to improve following the initial impact of the COVID-19 pandemic and increased qualitative and environmental adjustments in Q3 2022 driven by macro-economic concerns related to high inflation. The higher finance interest expense was due to an increase in deposits and higher rates, partially offset by decrease in PPPLF (Paycheck Protection Program Liquidity Facility) borrowings driven by lower PPP balances.

Segment operating income for the nine months ended September 30, 2022 decreased $19,472, as compared to the same period of 2021. The decrease was primarily due to higher higher SG&A costs, higher provision of loan losses and higher finance interest expense, partially offset by increased revenue impact. The increase in SG&A costs was driven by higher credit performance fee due to higher credit risk transfer balances as well as higher personnel costs. The provision for loan losses increased $13,603, which was primarily driven by reductions for the nine months ended September 30, 2021 as the economic environment continued to improve following the initial impact of the COVID-19 pandemic and increased qualitative and environmental adjustments in Q3 2022 driven by macro-economic concerns related to high inflation. The higher finance interest expense was due to an increase in deposits and higher rates, partially offset by decrease in PPPLF borrowings driven by lower PPP balances.

Segment Adjusted EBITDA for the three and nine months ended September 30, 2022 decreased $3,592 and $20,294, as compared to the same periods of 2021, primarily due to higher SG&A costs, loan loss provision, and finance interest expense as mentioned above, partially offset by the impact of higher revenue.

Corporate and Other

Operating incomes were $269 and $38,527 for the three and nine months ended September 30, 2022, respectively, as compared to income of income of $26,514 and loss of $1,076 for the three and nine months ended September 30, 2021, respectively. The fluctuations were primarily due to changes in investment results from both marketable securities and associated companies. Operating losses from three and nine months ended September 30, 2022 were also driven by higher legal and professional fees, as well as higher personnel costs. Income from the nine months ended September 30, 2021 includes a $19,740 one-time dividend from Aerojet.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows from continuing operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by operating activities	$(58,524)	$58,884
Net cash (used in) provided by investing activities	(85,649)	1,340,547
Net cash provided by (used in) financing activities	181,923	(1,402,274)
Net change for the period	$37,750	$(2,843)

Cash Flows from Operating Activities

The Company used $58,524 of cash from operating activities during the nine months ended September 30, 2022, a decrease of $117,408 compared with $58,884 generated during nine months ended September 30, 2021. The decrease was primarily due to higher working capital requirements primarily related to increases in loans held for sale, partially offset by higher operating income.

Cash Flows from Investing Activities

During the nine months ended September 30, 2022, the Company used $85,649 of cash, which was primarily due to purchases of investments of $284,884, the acquisition of Security Premium Finance $35,298, loan originations, net of collections, of $34,845, and capital expenditures of $30,188 partially offset by proceeds from maturities of investments of $155,899, and net proceeds from sales of businesses of $142,426. During the nine months ended September 30, 2021, the Company generated $1,340,547 of cash, which was primarily due to loan originations, net of collections of $782,032, proceeds from the sales of loans $530,969, proceeds of $24,667 from the sales of investments by the Financial Services segment, proceeds of $16,000 from the sale of OMG's Edge business and proceeds of $6,979 from the sale of an idle facility in the Joining Materials business, partially offset by capital expenditures of $19,556 and purchases of investments of $9,018.

Cash Flows from Financing Activities

During the nine months ended September 30, 2022, the Company generated $181,923 of cash, which was primarily due to an increase in deposits of $606,626, partially offset by repayments of PPP borrowings of $273,569, net revolver repayments of $93,359, share repurchases of $41,319 and $8,606 for the acquisition of the remaining interest in iGo. During the nine months ended September 30, 2021, the Company used $1,402,274 of cash, which was primarily due to PPP borrowings of $1,419,891, net revolver repayments of $63,013, share repurchases of $38,302, partially offset by an increase in deposits of $133,854.

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

The Company's senior credit facility, as amended and restated, (the "Credit Agreement") consists of a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the "Revolving Credit Loans"), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, each as defined in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial covenants as of September 30, 2022. The Company believes it will remain in compliance with the Credit Agreement's covenants for the next twelve months. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire on December 29, 2026, and all outstanding amounts will be due and payable.

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

As of September 30, 2022, the Company's working capital was $267,196, as compared to working capital of $569,090 as of December 31, 2021. The Company's total availability under the Credit Agreement was approximately $413,000 as of

September 30, 2022. During the nine-month period ended September 30, 2022, capital expenditures were $30,188, as compared to $19,556 for the same period of 2021. The Company currently expects full year capital expenditures in the range of $46,000 to $52,000 in 2022, as compared to $52,326 in 2021. The Company and its subsidiaries have ongoing commitments, which include funding of the minimum requirements of its subsidiaries' pension plans. During the nine months ended September 30, 2022, the Company contributed $12,437 to its pension plans. The Company does not expect to make any additional contributions during the fourth quarter of 2022. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $321,959 and $308,589 in cash and cash equivalents, time deposits placed at other institutions and federal funds sold as of September 30, 2022 and December 31, 2021, respectively. WebBank had $55,000 and $45,000 in lines of credit from its correspondent banks as of September 30, 2022 and December 31, 2021, respectively. WebBank had $164,712 and $138,141 available from the Federal Reserve discount window as of September 30, 2022 and December 31, 2021, respectively. Therefore, WebBank had a total of $541,671 and $491,730 in cash, lines of credit and access to the Federal Reserve Bank discount window as of September 30, 2022 and December 31, 2021, respectively, which represents approximately 30.7% and 43.4%, respectively, of WebBank's total assets, excluding PPP loans.

OTHER

Critical Accounting Estimates Update

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

As of September 30, 2022, the Company did not identify any indicators of impairment and determined its goodwill, other intangible assets and long-lived assets were not impaired. However, it is possible in future periods that declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets are impaired.

As of both September 30, 2022 and December 31, 2021, the Electrical Products reporting unit had goodwill of $46,445. As of December 31, 2021, the Electrical Products reporting unit's fair value exceeded its net book value by 15%. The fair value of the Electrical Products reporting unit can be significantly impacted by the reporting unit’s performance, the amount and timing of expected future cash flows, decreased customer demand for Electrical Products' services, management’s ability to execute its business strategies, and general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Based on our assessment of these circumstances, we have determined that goodwill at our Electrical Products reporting unit is at risk for future impairment should there be a deterioration of future cash flows, further increases in discount rates or other adverse macroeconomic changes.

There were no material changes to our critical accounting policies during the nine months ended September 30, 2022, as compared to those reported in the 2021 Annual Report.

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

Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Financial Officer concluded that as of September 30, 2022, the Company's disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Annual Report") and later in its 2021 Annual Report.

Notwithstanding the identified material weaknesses, management, including our Principal Executive Officer and Principal Financial Officer, has determined, based on the procedures we have performed, that the consolidated financial statements included in this report fairly represent in all material respects our financial condition, results of operations and cash flows as of September 30, 2022 and for the periods presented in accordance with U.S. GAAP.

The material weaknesses relate to the same control deficiencies previously disclosed by the Company in its 2020 Annual Report. In particular, as discussed in the 2020 Annual Report, during the Company's 2020 year-end close process, management identified certain immaterial errors in the financial statements of a division within our Electrical Products business that were consolidated into previously filed financial statements. The prior period errors related primarily to this division of the Company's Electrical Products business within the Diversified Industrial segment that represented approximately 10% and 11% of the Company's revenue in 2019 and 2020, respectively, and primarily related to inventories, revenue recognition and trade receivables, and accounts payable. Management revised prior period financial information from the Revision Period to correct for the errors identified related to this business and other immaterial errors impacting prior years that were not previously recorded. The errors identified resulted from several control deficiencies that were in existence during the Revision Period and as of December 31, 2020, which led management to conclude there were material weaknesses in the Company's internal control over financial reporting as of December 31, 2020 because the Company's failure to prevent or timely detect the aforementioned Electrical Products business errors in its consolidated financial statements were attributable to the deficiencies identified. For information on the ongoing remediation of these deficiencies, see "Remediation of Material Weaknesses in Internal Control Over Financial Reporting." As of September 30, 2022, the Company’s management identified the following unremediated, ongoing control deficiencies, which management concluded constituted material weaknesses in the Company’s internal control over financial reporting:

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

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

The Company's management, under the oversight of the Audit Committee, began improving in 2021 and continues to improve the Company's internal control over financial reporting to remediate the material weaknesses identified as of December 31, 2020 previously disclosed by the Company and the ongoing material weaknesses as of December 31, 2021 and September 30, 2022 described above. Remediation of the identified material weaknesses and strengthening our internal control environment required a substantial effort throughout 2021, and will continue to require a substantial effort in 2022. The Company will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The current plans, and actions already undertaken, by the Company’s management, along with personnel within the division of its Electrical Products segment, include the following:

Control Environment

The Company's management has undertaken certain steps to set the proper tone-at-the-top and to develop and maintain an effective internal control environment both Company-wide and within the division of our Electrical Products segment, among others:

•The Company's management continues to promote and communicate the importance of its core values of Teamwork, Respect, Integrity and Commitment Company-wide via consistent messaging by our Executive Chairman, and other key leaders in staff and leadership meetings, communications in employee newsletters and emails, and through company-wide contests in which employees nominated fellow employees who embody each of the core values and the winners received monetary awards.
•Beginning in March 2020, the Company launched a Company-wide training and education program for its accounting and finance teams across all its businesses which includes an emphasis on internal control over financial reporting. The training program, which is led by an expert on accounting, tax and business topics, has been expanded in 2022 to monthly sessions.
•Since early 2020, the division of our Electrical Products business has undergone personnel changes to ensure a proper, consistent tone is communicated within that business, with distinct emphasis on the expectation that previously identified control deficiencies, including technology controls, will be remediated.
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

Actions to be taken and expected to be completed during the remainder of 2022 to improve control activities both Company-wide and within the division of our Electrical Products business include the following:

•The Company is in process of developing a roadmap to implement a financial close technology in 2023 across its businesses, which among other things will allow for automation of certain close processes, built-in system controls, and greater organizational standardization and policies around the close process. The financial close technology will provide management with increased visibility of the business close processes.
•The Company's management has designed and begun implementing increased and enhanced balance sheet reviews of its businesses to allow more focus on the account reconciliation and internal control processes, and greater review of areas of significant accounting estimates, significant accounting judgments and areas of higher risk. The objective is for all significant businesses to be subject to annual reviews.

Information and Communication

Actions to be taken and expected to be completed during the remainder of 2022 to enhance information and communication Company-wide include the following:

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

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of the material weakness described above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

The Board of SPH GP, has approved the repurchase of up to an aggregate of 7,770,240 of the Company's common units ("Repurchase Program"), which is inclusive of 130,370 common units approved in September 2022. The Repurchase Program was announced on December 7, 2016 and supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs, as discussed in further detail in Note 12 - "Capital and Accumulated Other Comprehensive Loss." Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. In the three months ended September 30, 2022, the Company repurchased 236,746 common units for $9,902. Since inception of the Repurchase Program the Company had purchased 7,257,678 common units for an aggregate price of approximately $140,703. As of September 30, 2022, there were approximately 512,562 common units that may yet be purchased under the Repurchase Program. In October 2022, the Company repurchased 34,375 common units for $1,400.

The following table provides information about our repurchases of common units during the three months ended September 30, 2022. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 through July 31, 2022	140,847	$41.93	140,847	478,091
August 1, 2022 through August 31, 2022	40,252	$42.01	40,252	437,839
September 1, 2022 through September 30, 2022	55,647	$41.44	55,647	512,562
Total	236,746		236,746

Item 6. Exhibits

Exhibit No.	Description

10.1*	2022 Long Term Incentive Plan for Senior Management (incorporated by reference to Exhibit 10.1 to the Company’s .Current Report on Form 8-K, filed with the SEC on August 22, 2022).

10.2*
Form of Award Agreement Under the 2022 Long Term Incentive Plan for Senior Management (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2022).

10.3*	Form of Bonus, Confidentiality and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2022).

31.1+	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101.INS+	Inline XBRL Instance Document.

101.SCH+	Inline XBRL Taxonomy Extension Schema.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).

* Management contract or compensatory plan or arrangement.
+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 9, 2022	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.,
Its General Partner

		By:	/s/ Jason Wong
Jason Wong
Chief Financial Officer and Authorized Signatory
(Principal Financial Officer)