Form 10-K
period 2022-12-31
STEEL PARTNERS HOLDINGS L.P.
filed 2023-03-08
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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

The aggregate market value of our common units held by non-affiliates of registrant as of June 30, 2022 totaled approximately $236.5 million based on the then-closing unit price.

On March 1, 2023, there were 21,549,492 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for the 2023 Annual Meeting of Limited Partners are incorporated by reference into Part III of this annual report on Form 10-K.

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

Risks Related to Our Business

•disruptions to our business as a result of economic downturns;
•negative impact of inflation, raw material price increases and supply chain disruptions;
•significant volatility in prices of, and declines in demand for, crude oil;
•fluctuations in commodity prices;
•the negative impact of rising interest rates;
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
•conducting business outside of the United States;
•global trade issues and changes in and uncertainties with trade policies;
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
•adverse impacts of the novel coronavirus ("COVID-19") pandemic on our business, results of operations, financial condition and cash flows; and
•conflict in Ukraine and related volatility.

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
•potential conflicts of interest arising from certain interlocking relationships between us and certain affiliates of Warren G. Lichtenstein, our Executive Chairman, as well as from the business activities of members of our management team; and
•potential conflicts of interest arising from involvement in other business activities.

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

General Risk Factors

•loss of essential employees without timely replacement or substitution.

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

Item 1. Business

The Company

Steel Partners Holding L.P. (together with its subsidiaries, referred to herein as "SPLP") is a diversified global holding company that owns and operates businesses and has significant interests in various companies, including diversified industrial products, energy, banking, defense, supply chain management and logistics and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy and Financial Services. Each of our companies has its own management team with significant experience in their industries. Corporate and Other consists of several consolidated subsidiaries, including, Steel Services Ltd. ("Steel Services"), which, through management services agreements, provides services to us and some of our companies, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. We work with our businesses to increase corporate value over the long term for all stakeholders by implementing our unique strategy discussed in more detail below.

SPLP is managed by SP General Services LLC (the "Manager"), pursuant to the terms of an amended and restated management agreement (the "Management Agreement") discussed in further detail in Note 20 – "Related Party Transactions" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report. From its founding in 1990, the Manager and its affiliates have focused on increasing value for investors in the businesses it has managed. Our wholly-owned subsidiary, Steel Partners Holdings GP Inc. (the "General Partner"), is our general partner. The General Partner has a board of directors (the "Board of Directors"). Out of the seven members of the Board of Directors of the General Partner currently serving, two are appointed by our Manager, including Warren G. Lichtenstein, who is the Executive Chairman of our Manager and serves as the Executive Chairman of the Board of Directors.

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

Metallized Films - The Metallized Films business includes Dunmore Corporation in the U.S. and Dunmore Europe GmbH in Germany (collectively, "Dunmore"), which manufacture and distribute coated, laminated and metallized films for engineered applications in the imaging, aerospace, insulation and solar photo-voltaic markets and also provide products for custom and special applications.

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

Corporate and Other

Corporate and Other consists of several consolidated subsidiaries, including Steel Services, as well as equity method and other investments, and cash and cash equivalents. Its income or loss includes certain unallocated general corporate expenses. Steel Services has management services agreements with certain of our consolidated subsidiaries and other related companies. For additional information on these service agreements see Note 20 - "Related Party Transactions" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report.

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

We strive to enhance the business operations of our companies through balance sheet improvements, strategic allocation of capital, and operational and growth initiatives. We use a set of tools and processes called the Steel Business System to drive operational and commercial efficiencies across each of our businesses. The Steel Business System utilizes a strategy deployment process to execute strategic initiatives for each of our businesses to improve their performance, including objectives relating to manufacturing improvement, idea generation, product development, and global sourcing of materials and services. Our operational initiatives include creating efficiencies through consolidated purchasing and materials sourcing through shared purchasing programs and reducing costs for, and providing other benefits to, a number of our companies. We are focused on reducing corporate overhead of our companies by centralizing certain administrative and corporate services through Steel Services, which provides management, consulting and advisory services.

Raw Materials

The major commodities and raw materials used by the businesses within the Diversified Industrial segment are as follows:

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

Capital Investments

SPLP believes that in order to be and remain competitive, its businesses must continuously strive to increase revenue, improve productivity and product quality, and control and/or reduce manufacturing costs. Accordingly, SPLP expects to continue to make capital investments that reduce overall manufacturing costs, improve the quality of products produced and services provided and broaden the array of products offered to the industries it serves, as well as replace equipment as necessary to maintain compliance with environmental, health and safety laws and regulations. SPLP's capital expenditures for 2022 and 2021 were $47,541 and $52,326, respectively. SPLP anticipates funding its capital expenditures in 2023 from funds generated by operations and borrowed funds. For more information, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Report.

Employees

As of December 31, 2022, the Company employed approximately 4,100 employees worldwide. Of these employees, 312 were covered by collective bargaining agreements, all in the Diversified Industrial segment. The Energy segment also hires additional full-time and part-time employees during peak seasonal periods.

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

The following programs are crucial to support and work to improve the Company's workplace environment:

•Steel Grow Program: The Company began the Steel Grow initiative (1) to formalize employee development throughout Steel Partners with the goal of identifying its high performing employees and (2) to recruit, retain and reward the best talent available for the Company, in each case, without discrimination or harassment on the basis of race, color, religion, age, gender, gender identity, sexual orientation, national origin, citizenship, disability, marital status, pregnancy (including unlawful discrimination on the basis of a legally protected pregnancy/maternity leave), veteran status, genetic information or any other characteristic protected by law. Management is committed to promoting from within when the opportunity is right for the employee and the Company, and in 2022 we promoted over 400 employees, a 15% increase over 2021.

•Diversity, Equity and Inclusion Program: The Company continued conducting a comprehensive Diversity, Equity and Inclusion survey in the U.S. for a second year and oversaw a comprehensive global rollout. Guided by our core values, the Company is committed to creating a company where our employees are included and respected, and where we support each other in reaching our full potential individually and as a company. In 2022, the Company launched a Diversity, Equity and Inclusion Council comprised of representatives across all locations. Each operating company's Diversity, Equity and Inclusion team has an executive sponsor, team lead and trainer/communicator. The objective of this council is to support the operating companies as they establish local goals and build an inclusive workplace environment in which employees of all backgrounds and demographic characteristics can work together.

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

The Energy business operates in a highly competitive industry that is influenced by price, capacity, reputation and experience. In times of high demand, capacity, reputation and experience are major competitive forces. In times of low demand, service providers will compete on price to attract customers. In addition, the Energy business needs to maintain a safe work environment and a well-trained workforce to remain competitive. Energy services are affected by seasonal factors, such as inclement weather, fewer daylight hours and holidays during the winter months. Heavy snow, ice, wind or rain can make it difficult to operate and to move equipment between work sites, which can reduce its ability to provide services and generate revenues. These seasonal factors affect competitors as well. Because they have conducted business together over several years, the members of our local operations have established strong working relationships with certain of their clients. These strong client relationships provide a better understanding of region-specific issues and enable us to better address customer needs.

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

Other Information

The amounts of revenue, earnings before interest and taxes, and identifiable assets attributable to the aforementioned business segments and additional information regarding SPLP's investments are included in Note 21 - "Segment Information" and Note 10 - "Investments" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report.

Our common units are quoted on the New York Stock Exchange under the symbol "SPLP." Our business address is 590 Madison Avenue, 32nd Floor, New York, New York 10022, and our telephone number is (212) 520-2300. Our website is www.steelpartners.com. We use our website as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, filings with the U.S. Securities and Exchange Commission (the "SEC"), and public conference calls and webcasts. The information contained in, or that can be accessed through, the website is not part of this Report. Annual reports on Form 10-K (including this Report), quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through our website as soon as reasonably practicable after those materials have been electronically filed with, or furnished to, the SEC.

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

Negative trends in the general economy, including rising interest rates and commodity prices, could cause a downturn in the markets for our products and services. A significant portion of our revenues in the Diversified Industrial segment are received from customers in transportation, oil and gas exploration and construction-related industries, which have experienced significant financial downturns in the past. These industries are cyclical, and demand for their products tends to fluctuate due to changes in national and global economic conditions, availability of credit and other factors. A worsening of customer demand in these industries would adversely affect our profitability, operating results, cash flows and could lead to further impairments. In our Energy segment, the level of oil and natural gas exploration and production activity in the United States is affected by the price of oil. Reduced discovery rates of new oil and natural gas reserves, or a decrease in the development rate of reserves in our market areas, weakness in oil and natural gas prices, or our customers’ perceptions that oil and natural gas prices will decrease in the future, could result in a reduction in the utilization of our equipment and result in lower revenues or rates for the services of our Energy segment. Our customers’ willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by many factors over which we have no control. Our Financial Services segment could be impacted by tightening of the credit markets and other general economic declines that could result in a decrease in lending and demand for consumer loans. We may also experience a slowdown if some customers experience difficulty in obtaining adequate financing due to tightness in the credit markets. Furthermore, the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers. Our assets may also be impaired or subject to write-down or write-off as a result of these conditions. There could also be adverse impacts to several of our businesses due to overall negative economic conditions, changes in gross domestic product growth, financial and credit market fluctuations or the unavailability of credit, or geopolitical challenges, including global security concerns and the possibility of retaliatory action by various actions in response to Russia’s recent invasion of Ukraine. These adverse effects would likely be exacerbated if global economic conditions worsen, resulting in wide-ranging, adverse and prolonged effects on general business conditions, and materially and adversely affect our operations, financial results and liquidity.

We may be negatively impacted by inflation, raw material price increases and supply chain disruptions.

Inflation could continue to increase our costs of labor and other costs related to our business, which could have an adverse impact on our business, financial position, results of operations and cash flows. Current and future inflationary effects may be driven by, among other things, supply chain disruptions, governmental stimulus or fiscal policies, and geopolitical instability, including the ongoing conflict between Ukraine and Russia. The cost of raw materials is a key element in the cost of our products, particularly in our Diversified Industrial segment. Prices for raw materials necessary for production have fluctuated significantly in the past and we experienced and could continue to experience upward pricing pressure on raw materials such as steel, resins and chemicals. Price increases have had and could continue to have an adverse effect on our results of operations and operating margins. Disruptions to the supply chain resulting from shortages of raw materials and components have had and could continue to have an adverse effect on our ability to meet commitments to customers. Continuing increases in inflation increased and could continue to increase our costs of labor and other costs related to our business, which could have an adverse impact on our business, financial position, results of operations and cash flows. Inflation has also resulted in higher interest rates in the U.S., which could increase our cost of debt borrowing in the future.

Significant volatility in prices of, and declines in customer demand for, crude oil due to factors beyond our control have materially and adversely affected our diversified industrial and energy business segments, and any prolonged instability in the oil industry could negatively impact our business, operations and financial condition.

Certain of our operating companies, particularly those in our Diversified Industrial and Energy segments, are highly dependent on customer demand for, and the availability of, crude oil and natural gas. For example, our portfolio of quality energy segment companies provide a multitude of oilfield services and oil and gas equipment rentals, operate numerous oil rigs and perform well servicing and workover services. The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for our products and services and downward pressure on the prices that we are able to charge. Sustained market uncertainty can also result in lower demand and pricing for our products and services.

Customer demand is generally dependent on our customers’ views of future demand for oil and gas and future oil and gas prices, as well as our customers’ ability to access capital. Since the first quarter of 2020, crude oil prices, as well as supply and demand for oil and natural gas, have fluctuated significantly as a result of national and international economic and political conditions, such as the conflict between Ukraine and Russia. In particular, the announcement of price reductions and production increases by members of the Organization of the Petroleum Exporting Countries and its broader partners, including Russia and their allies (“OPEC+”) in March 2020 resulted in reduced a sharp decline in oil commodity prices. In October 2022, due to uncertainty in the global economy and oil market outlook, OPEC+ announced it would decrease oil production by 2 million barrels a day, the largest cut since the COVID-19 pandemic began. As a result, the market and our businesses currently continue to experience demand loss, as well as volatility in oil prices, which have recently risen significantly after remaining depressed due to an oil oversupply and lack of available storage capacity. Additionally, oil prices are particularly sensitive to actual and perceived threats to global political stability, including conflicts in oil and gas producing regions, and changes in production from OPEC+ member states. Demand for our services and products may be sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. For instance, continuing tensions and instability resulting from the Russian invasion of Ukraine have increased and could continue to increase volatility in global oil and gas prices, which may adversely affect our profitability of our Diversified Industrial and Energy segments.

In addition, the market prices and demand for oil and natural gas are impacted by governmental regulations and the level of oil and natural gas production in the United States and non-OPEC+ countries, as well as the oil and gas industry’s view of future oil and gas prices, which generally determine the level of capital spending for the exploration, development and production of crude oil and natural gas reserves. These and other changes in the oil and natural gas industry have had, and are likely to continue to have for the foreseeable future, a significant adverse impact on the Company’s financial condition, results of operations and cash flows. Due to numerous uncertainties surrounding the resolutions by OPEC+ with respect to oil production discussions, we cannot predict when oil prices, inventory and demand will improve or stabilize.

Our results of operations are affected by fluctuations in commodity prices.

In the normal course of business, our operations, particularly those of our Diversified Industrial segment, require the purchase and use of commodities used as raw materials, such as precious metals, steel products and certain non-ferrous metals. The availability of, and prices for, these raw materials expose our businesses to market risk and volatility as a result of, among other factors: worldwide economic conditions; speculative actions; world supply and demand balances; inventory levels; availability of substitute metals; the U.S. dollar exchange rate; production costs of U.S. and foreign competitors; and anticipated or perceived shortages. In particular, in recent years we have experienced significant fluctuations in precious metal prices, including gold and silver, which has impacted our ability to find suitable sources for use in our manufacturing and maintain adequate inventory levels. Increases in the costs of these commodities and the costs of energy, transportation and other necessary services may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies such as in manufacturing and distribution.

We seek multiple sources of supply for each of our major raw materials in order to avoid significant dependence on any one or a few suppliers. However, the supply of such materials have been and are likely to continue to be disrupted by higher commodity prices, which increase our costs of production and can result in tighter supplies. Moreover, to the extent customers delay or decrease purchases of our products as a result of raw material cost increases or we are otherwise unable pass cost increases on to our customers, our results of operations and financial condition could be materially adversely effected. In addition, raw material price fluctuations impact the value of our commodity inventories, in particular, our precious metal inventory. Adjustments to our inventory carrying values could have a negative impact on our profitability and cash flows. Additionally, commodity prices may also fall rapidly from time to time. If commodity prices significantly decline for a sustained period of time, the net realizable value of our existing inventories could be reduced or we could be required to take impairment charges on our inventories, which could adversely affect our results of operations. For more information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Risks Relating to Commodity Prices.”

Rising interest rates may negatively impact our investments and have an adverse effect on our business, financial condition, results of operations and cash flows.

Changes in interest rates could have an adverse impact on our business by increasing the cost of borrowing, affecting our interest costs (including with respect to our senior credit agreement, which is comprised primarily of variable rate options), and our ability to make new investments on favorable terms or at all. The Federal Reserve Board significantly increased the federal funds rate in 2022 and has indicated that further rate increases may be announced in the short-term to combat rising inflation in the United States. Such rate increases have corresponding impact to our costs of borrowing and may have an adverse impact on our ability to raise funds through the offering of our securities or through the issuance of debt due to higher debt capital costs, diminished credit availability, and less favorable equity markets. Any significant additional federal fund rate increases may have a material adverse effect on our business, results of operations, and financial condition. More generally, interest rate fluctuations and changes in credit spreads on floating rate loans may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our securities. In addition, an increase in interest rates may make it difficult or impossible to make payments on outstanding indebtedness. Any increase in interest rates could have a negative effect on our net interest costs and investments, which could negatively impact our operating results, financial condition and cash flows.

As more fully described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” WebBank derives a portion of its income from the excess of interest collected over interest paid. The rates of interest WebBank earns on assets and pays on liabilities generally are established contractually for a period of time. Market interest rates change over time. Accordingly, WebBank’s results of operations, like those of most financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of its assets and liabilities. WebBank monitors and measures its exposure to changes in interest rates in order to comply with applicable government regulations and to limit the risk that changing interest rates could have a negative impact on its results of operations. There can be no assurance, however, that, in the event of adverse changes in interest rates, WebBank’s efforts to limit interest rate risk will be successful.

Certain of the Company’s subsidiaries sponsor defined benefit pension plans, which could subject the Company to substantial cash funding requirements in the future.

The Company’s ongoing operating cash flow requirements include arranging for the funding of the minimum requirements of its subsidiaries’ defined benefit pension plans. The Company is generally jointly and severally liable for such subsidiaries’ underfunded pension liabilities. The performance of the financial markets and interest rates (given the mix of investment assets in the plan), as well as healthcare trends and associated mortality rates, impact our defined benefit pension plan expense and funding obligations. Significant changes in these factors, including adverse changes in discount rates, investment losses on plan assets and increases in participant life expectancy, may increase our funding obligations and adversely impact our financial condition. Required future contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentences, as well as other changes such as any plan termination or other acceleration events. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this Report.

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

Many of the customers in our Energy segment use hydraulic fracturing services, which is the process of creating or expanding cracks, or fractures, in formations underground where water, sand and other additives are pumped under high pressure into the formation. Although our Energy segment is not a provider of hydraulic fracturing services, many of its services complement the hydraulic fracturing process. Fracturing regulations vary widely because they are regulated at the state level. States continue to evaluate fracturing activities and their impact on the environment. Legislation for broader federal regulation of hydraulic fracturing operations and the reporting and public disclosure of chemicals used in the fracturing process could be enacted. Additionally, the U.S. Environmental Protection Agency (the “EPA”) has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel under the U.S. Safe Drinking Water Act. Our Energy segment’s customers’ operations could be adversely affected if additional regulation or permitting requirements were to be required for hydraulic fracturing activities, which could have an adverse effect on our results of operations.

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

The risks that climate change poses through chronic environmental changes and acute, weather-related events continues to attract considerable public and scientific attention in the United States and abroad. Governmental bodies at international, national, regional, state and local levels are taking actions to monitor, limit, restrict and/or eliminate emissions of greenhouse gases (“GHG”). In addition, companies and their stakeholders, including shareholders and non-governmental organizations, are seeking ways to reduce GHG emissions through private ordering. Any such regulation of GHG emissions, or climate impacts generally, could adversely affect our Energy business’s operations, as well as the operations of its customers, as a result of their links to the production and processing of fossil fuels and GHG emissions. Although we are not a fossil fuel producer, our Energy segment directly services companies involved in the production and processing of fossil fuels.

In the United States, no comprehensive climate change legislation has been implemented federally. However, the U.S. Environmental Protection Agency (the “EPA”) has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and reporting of GHG emissions from certain petroleum and natural gas system sources, implement standards directing the reduction of methane from certain facilities in the oil and gas sector, and, together with the U.S. Department of Transportation, implement GHG emissions limits on vehicles manufactured for domestic operations. Additionally, various states have adopted or are considering adopting legislation and regulation focused on GHG cap-and-trade programs, carbon taxes, reporting and tracking programs and emissions limits. Additionally, the Biden administration continued to highlight its nascent climate agenda, which includes targets of a (i) carbon pollution-free power sector by 2035 and (ii) net-zero (i.e., carbon reduction is equal to or greater than carbon emissions) economy by 2050. A social and climate bill aimed at achieving certain of these goals is currently undergoing revision and reconsideration at the congressional level, but if passed, would expand spending and incentives to reduce corporate levels of fossil energy production. President Biden has also announced the United States’ Nationally Determined Contribution (the

“NDC”) under the Paris Agreement at his summit on climate change on April 22, 2021, which focuses on achieving, by 2030, a 50% to 52% reduction from 2005 levels in economy-wide net GHG pollution. In addition, the SEC proposed rules in March 2022 that would require public companies to include extensive climate-related disclosures in their SEC filings. Among other things, the proposed SEC rules, if adopted as written, would mandate disclosures on (i) GHG emissions, including Scope 3 emissions if material or part of a company's emissions goal, (ii) financial impact and expenditure metrics relating to severe weather and climate change and (iii) a company's use of scenario analysis and climate targets. Although the SEC has not finalized these rules, we would expect to incur substantial additional compliance costs to the extent these or similar rules are adopted. The Inflation Reduction Act of 2022 (the “IRA”), which was signed into law in August 2022, directs nearly $400 billion of federal spending to be used toward reducing carbon emissions and funding clean energy over the next 10 years and is designed to encourage private investment in clean energy, transport and manufacturing. In addition, fossil fuel producers face increasing litigation risks from local governments and financial risks from liquidity sources that have become more attentive to sustainability, such as shareholders who may shift their investments into other sectors and institutional lenders who may decrease to funding fossil fuel companies.

These changes in the investing and financing markets, and cost increases or demand volatility in connection with the adoption and implementation of new or more stringent GHG-related legislation or regulation on the oil and gas sector, could in turn reduce demand for our Energy business’s well servicing, workover and other services. Additionally, measures taken with respect to GHG emissions, whether through governmental mandates or private ordering, could increase costs in our Energy segment businesses in the form of taxes or emission allowances, facilities improvements, and energy costs, which would increase our operating expenses through higher utility, transportation, and more expensive materials. Political, litigation and financial risks could also result in the oil and gas customers of our Energy business restricting or cancelling production activities, incurring liability in connection with climate-related changes or impairing their ability to continue operating economically, which could also decrease demand for that business’s services.

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

The Dodd-Frank Act, which was signed into law in 2010, is intended primarily to overhaul the financial regulatory framework and impacts all financial institutions, including WebBank. The Dodd-Frank Act, among other things, established the Consumer Financial Protection Bureau ("CFPB") and Financial Stability Oversight Council, consolidated certain federal bank regulators and imposed increased corporate governance and executive compensation requirements. The Economic Growth, Regulatory Relief, and Consumer Protection Act, which was signed into law in May 2018, amended the Dodd-Frank Act in some respects, but many of the requirements of the Dodd-Frank Act remain in effect. The extent and complexity of this regulatory framework and other regulations has increased WebBank’s regulatory compliance burden and therefore has increased its regulatory risk.

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

Other regulators, including the CFPB, the Federal Trade Commission ("FTC") and state regulators and attorneys-general, may bring investigations and enforcement actions against WebBank's Marketing Partners. In 2018, the FTC brought such an enforcement action against one of WebBank's Marketing Partners. That matter was settled in 2021, with the Marketing Partner agreeing to certain changes in its practices and to pay $18,000, of which $17,600 was ultimately paid in customer refunds. In 2019, the FTC reached a settlement with another WebBank Marketing Partner, in which the Marketing Partner agreed to change certain practices and to pay $3,850 to the FTC as equitable monetary relief. These actions against Marketing Partners may increase WebBank’s own regulators’ scrutiny of WebBank’s business and could result in an increased risk of investigations or claims being brought against WebBank.

The U.S. Congress and state legislatures and federal and state regulatory authorities continually review banking laws, regulations and policies for possible changes. In October 2021 a new Director took office at the CFPB, and he has announced new priorities that include some of the financial products and services offered by WebBank. The CFPB may revise or enact new regulatory requirements or revise or adopt new regulatory interpretations that could affect WebBank, its Marketing Partners and programs. A new chairman has also taken office at the FDIC, and he has adopted a different set of priorities than under the prior agency leadership, which could result in increased scrutiny on WebBank’s business. The Biden administration may make other agency changes that could also affect WebBank. The FDIC has adopted a final rule codifying its practices for supervising certain industrial banks and their parent companies. Although the rule does not directly apply to us or to WebBank at this time, the potential impact that the rule may have on our business, financial condition or results of operations in the future remains uncertain. We cannot predict whether additional legislation or regulations will be enacted and, if enacted, the effect that it would have on our business, financial condition or results of operations.

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

As of December 31, 2022, the Company had $410,700 available under its senior credit facility and $178,650 of outstanding indebtedness under its senior credit facility. There can be no assurances that the Company or its subsidiaries will continue to have access to their lines of credit if their financial performance does not satisfy the financial covenants set forth in the applicable financing agreements. If the Company or its subsidiaries do not meet certain of its financial covenants, and if they are unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, their ability to access available lines of credit could be limited, their debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

If the Company’s or its subsidiaries’ cash needs are significantly greater than anticipated or they do not materially meet their business plans, or there are unanticipated downturns in the markets for the Company’s and its subsidiaries’ products and services, the Company or its subsidiaries may be required to seek additional or alternative financing sources. Future disruption and volatility in credit market conditions could have a material adverse impact on the Company’s ability or that of its subsidiaries to refinance debt when it comes due on terms similar to our current credit facilities, or to draw upon existing lines of credit or incur additional debt if needed. There can be no assurance therefore that any such financing will be available or available on acceptable terms. The inability to generate sufficient cash flows from operations or through financings could impair the Company’s or its subsidiaries’ liquidity and would likely have a material adverse effect on their businesses, financial condition and results of operations.

Our business strategy includes acquisitions, and acquisitions entail numerous risks, including the risk of management diversion and increased costs and expenses, all of which could negatively affect the Company’s profitability.

Our business strategy includes, among other things, strategic acquisitions, as well as potential opportunistic acquisitions and strategic actions with respect to our existing investments, such as restructurings, strategic partnerships and collaborations and activist activity. This overall acquisition and investment strategy entails several risks, including the diversion of management’s attention from other business concerns, the incurrence of substantial legal and other advisory fees (including, in the case of activist activity, proxy solicitation fees) and the potential need to finance such acquisitions with additional equity and/or debt. Additionally, to the extent that we are already invested in the entities that are the subject of our acquisitions and other activities, our actions may be temporarily disruptive to the value of the investments, which could adversely affect our financial condition.

In addition, once completed, acquisitions may entail further risks, including: unanticipated costs and liabilities of the acquired businesses, including environmental liabilities, that could materially adversely affect our results of operations; increased regulatory compliance relating to the acquired business; difficulties in assimilating acquired businesses, their personnel and their financial reporting systems, which would prevent the expected benefits from the transaction from being realized within the anticipated timeframe; negative effects on existing business relationships with suppliers and customers; and loss of key employees of the acquired businesses. In addition, any future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities and amortization expense related to intangible assets, which could have a material adverse effect on our business, financial condition, operating results and cash flows, or the issuance of additional equity, which could dilute our unitholders’ interests.

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

We continually evaluate the performance and strategic fit of all of our businesses and may sell businesses or product lines. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain contingent liabilities, including environmental liabilities, related to the divested business. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated, which could result in significant asset impairment charges, including those related to goodwill and other intangible assets, that could have a material adverse effect on our financial condition and results of operations. In addition, we may experience greater dis-synergies than expected, the impact of the divestiture on our revenue growth may be larger than projected, and some divestitures may be dilutive to earnings. There can be no assurance whether the strategic benefits and expected financial impact of any divestiture will be achieved. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

The success of each of our businesses depends in part on the trademarks and patents that they own, or their licenses to use others’, brand names, proprietary technology and manufacturing techniques. In addition to trademark and patent protection, these businesses rely on copyrights, trade secrets, confidentiality procedures and contractual provisions to protect their intellectual property rights. The steps they have taken to protect their intellectual property rights may not prevent third parties, including our competitors, from using their intellectual property without their authorization or independently developing substantially similar intellectual property. Infringement or misappropriation of our businesses’ intellectual property rights, such as the unauthorized manufacture or sale of materials, could result in uncompensated lost market and revenue opportunities. Despite these steps to monitor and detect unauthorized use of our businesses’ intellectual property by third parties, any such unauthorized use could reduce or eliminate any competitive advantage our businesses have developed, cause them to lose sales or otherwise harm their business. The businesses’ ability to enforce their intellectual property rights is subject to litigation risks, as well as uncertainty as to the protection and enforceability of those rights in some countries. If the businesses seek to enforce their intellectual property rights, it may be subject to claims that those rights are invalid or unenforceable, and others may seek counterclaims against the businesses, which could have a negative impact on their business. If the businesses are unable to enforce and protect intellectual property rights, or if they are circumvented, rendered obsolete or invalidated by the rapid pace of technological change, or stolen or misappropriated by employees or third parties, it could have an adverse impact on their competitive position and business.

Third parties may also assert claims that the products, solutions and services of our businesses’ infringe upon the rights of others. Whether or not meritorious, defense of these claims can be expensive and time-consuming to defend and resolve, and may divert the efforts and attention of management and personnel. In addition, the laws of foreign countries may not effectively protect our businesses’ intellectual property rights. In such cases, the unauthorized use of proprietary information and intellectual property may be made more difficult, time-consuming and costly and could subject our businesses to significant liability for damages and invalidate their property rights. If our businesses face claims based on the theft or unauthorized use or disclosure of third-party trade secrets and other confidential business information, defense against such claims could result in significant expenses and harm our competitive position, all of which could have a significant adverse impact on our business and results of operations.

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

Global trade issues and changes in and uncertainties with respect to trade policies, trade sanctions, tariffs and international trade disputes, may significantly increase the costs or limit supplies of materials and products used in our operations.

We import raw materials and products used in our operations from jurisdictions outside of the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade issues and changes in trade policies and export regulations. Trade restrictions, including withdrawal from or modification of existing trade agreements, negotiation of new trade agreements, non-tariff trade barriers, local content requirements, and imposition of new or retaliatory tariffs against certain countries or covering certain products, including developments in U.S.-China trade relations and sanctions against Russia, could limit our ability to Import certain raw materials and products used in our operations. Policies impacting exchange rates and commodity prices or those limiting the export or import of commodities could have a material adverse effect on the international flow of commodities, which may result in a corresponding negative effect on our operations.

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

The nature of our businesses and our investment strategies expose us to various litigation matters. We contest these matters vigorously and make insurance claims where appropriate. However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of any litigation. These lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial condition. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses or result in significantly higher premiums in the future. In addition, developments in legal proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our consolidated financial statements, record estimates or reserves for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial condition in any particular period. Although we make accruals as we believe warranted, the amounts that we accrue could vary significantly from any amounts we actually pay due to the inherent uncertainties in the estimation process. For more information, see Part I, Item 3, “Legal Proceedings”.

A significant disruption in, or breach in security of, our technology systems could adversely affect our business.

We rely on information and operational technology systems in the conduct of our business to process, transmit and store electronic information, to manufacture our products and to manage or support a variety of critical business processes and activities. In some cases, we may rely upon third-party providers of hosting, support and other services to meet our information technology requirements. Our information and operational technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, ransomware attacks, natural disasters and defects in design. We may also face increased cybersecurity risks associated with an extensive workforce now working remotely, as remote working environments have become less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Cybersecurity incidents in particular are evolving and include, but are not limited to, use of malicious software, attempts to gain unauthorized access to data or control of automated production systems, and other security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. We have implemented various measures to manage and mitigate risks related to technology systems and network disruption. We maintain an information security program that includes cybersecurity awareness training for employees, consistent infrastructure security practices across user account access, endpoint protection, email and perimeter security, as well as continuous monitoring and logging of network activity and tracking for rapid incident response. We believe that these preventative actions provide us and our businesses with adequate measures of protection against security breaches and work to reduce technology disruptions and cybersecurity risks. However, given the unpredictability of the timing, nature and scope of technology security incidents and disruptions, our businesses have been, and could potentially be, subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, theft, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our competitive position, financial condition, reputation or results of operations. We have experienced, and could experience in the future, actual or attempted cyber-attacks of our information technology systems or networks, yet none of these actual or attempted cyber-attacks has had a material effect on our operations or financial condition. Further, any failure by our hosting and support partners or other third-party service providers in the performance of their services could materially harm our business.

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

We take cybersecurity seriously and devote significant resources and tools to protect our systems, products and data, prevent unwanted intrusions and disclosures and provide periodic training to our employees, in compliance with applicable U.S. federal and state laws and non-U.S. laws and regulations addressing cybersecurity. However, these security and compliance efforts are costly to implement and may not be successful. As cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modifying or enhancing our systems in the future. There can be no assurance that we will be able to prevent, detect and adequately address or mitigate such cyber-attacks or security breaches. We may also be required to expend resources to remediate cyber-related incidents or to enhance and strengthen our cybersecurity. Based on our cybersecurity program, we do not maintain dedicated cybersecurity insurance. Any such breach could have a material adverse effect on our operations and our reputation and could cause irreparable damage to us or our systems, regardless of whether we or our third-party providers are able to adequately recover critical systems following a systems failure.

Current and proposed laws and regulations regarding the protection of personal data could result in increased risks of liability or increased cost to us or could limit our service offerings.

Some of our businesses collect and store personal data and any security breaches of our systems could result in the misappropriation or unauthorized disclosure of personal data belonging to us or to our employees, partners, customers or suppliers. The regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. laws and regulations governing the privacy, security and protection of personal and confidential information of our customers and employees. In particular, the European Union ("E.U.") has adopted the General Data Protection Regulation, (the “GDPR”), which contains numerous requirements for processing personal data of, and honoring the exercise of GDPR specific rights by, E.U.-based data subjects and provides for penalties up to the greater of €20,000 or 4% of worldwide gross revenue for violation. We are subject to the GDPR with respect to our E.U. operations and employees. Privacy laws such as the GDPR and similar laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. In particular, as the E.U. member states reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with each relevant E.U. member states’ laws and regulations, including where permitted derogations from the GDPR are introduced. In addition, in 2018 California enacted a comprehensive data privacy law that granted new rights to California residents; that law was subsequently amended by a ballot initiative in 2020. Other states have also adopted comprehensive data privacy laws. Additional laws may be enacted in other states or at the U.S. federal level. The GDPR, any resultant changes in E.U. member states’ national laws and regulations, and existing or new U.S. federal or state data privacy laws and regulations may increase our compliance obligations and may necessitate the review and implementation of policies and processes relating to our collection, security and use of data.

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

Labor disputes, as well as the continued or further unionization of our workforce and at our suppliers, could increase our costs and cause work stoppages that may have an adverse effect on the Company’s business.

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

WebBank’s status as lender of the loans it offers, and the ability of assignees to collect interest, may be challenged, and these challenges could negatively impact WebBank’s ongoing and future business.

WebBank’s business includes lending programs with Marketing Partners, where the Marketing Partners provide origination servicing for the loans and subsequently purchase the loans (or interests in the loans) that are originated by WebBank. There have been litigation and regulatory actions which have challenged lending arrangements where a bank has made a loan and then sold and assigned it to an entity that is engaged in assisting with the origination and servicing of the loan. Some of these cases have alleged that the marketing and servicing entity should be viewed as the “true creditor” of the loans originated through the lending program, and the bank should be disregarded. If this type of challenge is successful, state law interest rate limitations and other requirements that apply to non-bank lenders would then be applicable, instead of the federal interest rate laws that govern bank lenders. Other cases have relied on the claim that even if a bank originated a loan based on the federal interest rate laws, an assignee of a bank is not permitted to rely on the federal law and is instead subject to state law limitations. Certain of these challenges have been brought or threatened in programs involving WebBank. In 2021, Congress enacted a joint resolution under the Congressional Review Act that was signed by the president that had the effect of repealing a regulation adopted by the Office of the Comptroller of the Currency. That regulation had provided clarity on the question of when a bank is the lender of a loan and, although not directly applicable to WebBank, may have provided support for the manner in which WebBank conducts its lending business. Because of the repeal, these arguments will not be available in the event of a future challenge. Additional cases or regulatory actions of this type, if successfully brought against WebBank or its Marketing Partners or others, could negatively impact WebBank's ongoing and future business.

In addition, several states have adopted laws that purport to identify which entity is the lender of a loan. For example, in 2021, Maine adopted a law that, among other things, may deem an entity to be the lender of a loan if it (a) holds, acquires or maintains the “predominant economic interest in the loan,” (b) markets, arranges or facilitates the loan and holds the right to purchase the loan or interest in the loan, or (c) based on the totality of the circumstances, appears to be the lender, and the transaction is structured to evade certain state statutory requirements. WebBank continues to structure its programs, and to exercise control over these programs, to address these risks, although there can be no assurance that additional cases or regulatory actions will not be brought in the future.

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

FDIC regulations implementing the Basel III Accord modified WebBank’s minimum capital requirements by defining what constitutes capital for regulatory capital purposes and adding a 4.5% Common Equity Tier 1 ratio and increased the Tier 1 capital ratio requirement from 4% to 6%. FDIC regulations also require WebBank to comply with a total capital ratio of 8% and a leverage ratio of 4%. Additionally, WebBank is expected to maintain a Capital Conservation Buffer (composed solely of common equity Tier 1 capital) equal to 2.5% above the new regulatory minimum capital requirements. The Capital Conservation Buffer is on top of the minimum risk-weighted capital ratios and had the effect of increasing those ratios by 2.5% each. A failure of WebBank to maintain the aggregate minimum capital required by the Capital Conservation Buffer will impair its ability to make certain distributions (including dividends and stock repurchases) and discretionary bonus payments to executive officers. A failure of WebBank to maintain capital as required by the FDIC’s minimum capital requirements would subject WebBank to the FDIC’s prompt corrective action regime, which may further impair WebBank’s ability to make payments or distributions and may require a capital restoration plan or other corrective regulatory measures.

The Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC have continued to amend regulations implementing Basel III in the United States in certain respects and are expected to make further amendments to these regulatory capital rules. The Company currently cannot predict the specific impact and long-term effects that Basel III and its implementation in the U.S. will have on WebBank and the banking industry more generally. Furthermore, the Dodd-Frank Act codified a longstanding policy that all companies that directly or indirectly control an FDIC-insured bank are required to serve as a source of financial strength for such institution. As a result, SPLP could be called upon by the FDIC to infuse additional capital into WebBank to the extent that WebBank fails to satisfy its capital requirements, including at times that SPLP might not otherwise be inclined to provide it and even if doing so may adversely affect SPLP’s ability to meet its other obligations, which include limitations on capital contributions to WebBank specified in the Company’s senior credit facility.

WebBank's lending programs depend on relationships with Marketing Partners.

WebBank offers its lending programs with Marketing Partners. For the years ended December 31, 2022 and 2021, the two highest grossing contractual lending programs combined accounted for approximately 18% and 7%, respectively, of WebBank’s total net revenue. If its Marketing Partners do not provide origination services or other services to WebBank, or provide those services in a faulty manner, that may negatively impact WebBank’s ongoing and future business. In addition, if the Marketing Partners or other third parties do not purchase the loans (or interests in loans) that are originated by WebBank, then WebBank may need to retain those loans (or interests in loans), which may negatively impact its ongoing and future business. Marketing Partners are also required to indemnify WebBank for certain liabilities that may arise from the lending programs. If Marketing Partners are unable or unwilling to satisfy their indemnification obligations, then WebBank would face increased risk from liability for claims made in private litigation or regulatory enforcement actions. Additionally, Marketing Partners may rely on outside sources of capital to meet their obligations. Market conditions and other factors may affect the availability of capital for Marketing Partners. The availability of capital may affect the volume of loans that can be originated through WebBank’s lending programs. In recent periods, the availability of capital has been more limited for several of WebBank’s Marketing Partners, resulting in a decrease in loan volume and a negative impact on WebBank’s business.

WebBank is subject to risks of litigation from its borrowers or others regarding the processing of loans for the Paycheck Protection Program and risks that the Small Business Administration may not fund some or all Paycheck Protection Program loan guaranties.

The CARES Act included a $349,000,000 loan program administered through the SBA referred to as the Paycheck Protection Program. The PPP had subsequently been expanded and extended under additional legislation. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders. WebBank participated as a lender in the PPP. Because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP along with the continually evolving nature of the SBA rules, interpretations and guidelines concerning this program, which exposes WebBank to risks relating to noncompliance with the PPP. Since the launch of the PPP, several banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. As such, WebBank may be exposed to the risk of litigation, from both borrowers and non-borrowers that approached WebBank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. WebBank may also be subject to investigations or enforcement actions by state and federal authorities, including the SBA. If any such litigation or government action is brought against WebBank and is not resolved in a manner favorable to WebBank, it may result in significant financial liability or adversely affect its reputation. In addition, litigation and government actions can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or government actions could have a material adverse impact on WebBank’s business, financial condition and results of operations.

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

Our businesses are based primarily upon individual orders, sales and service agreements with customers and not long-term contracts. As such, these customers could cease buying products or using our services at any time, for any reason, and with little or no notice, and we will have no recourse in the event a customer no longer wants to purchase products from us or use our services. If a significant number of our customers reduce or elect not to purchase products or use our services, or we have to make price concessions in order to retain certain customers, it could materially adversely affect our financial condition, business and results of operations. In the event of termination, our subsidiaries’ contracts sometimes provide for fees for winding down the products or services, but these fees may not be sufficient for us to maintain the revenues associated with the canceled contract or to compensate for the losses incurred in finding replacement sources of revenue.

Failure to maintain effective internal control over financial reporting could result in material misstatements in our financial statements, and a failure to meet its reporting and financial obligations, each of which could adversely affect our results of operations and financial condition.

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with current accounting principles generally accepted in the United States (“U.S. GAAP”). Under the direction of our Principal Executive Officer and Principal Financial Officer, in 2020, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures and internal control over financial reporting and identified control deficiencies that constituted material weaknesses in our internal control over financial reporting. This led management to conclude that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020 and again as of December 31, 2021. These material weaknesses resulted in revisions to our consolidated financial statements for the 2019 and interim 2020 periods.

As discussed in Part II, Item 9A, “Controls and Procedures,” the Company developed and implemented a remediation plan designed to address these material weaknesses, and our management has re-evaluated its assessment of the effectiveness of its disclosure controls and procedures and internal control over financial reporting, concluding that they were effective as of December 31, 2022. However, the use of such remediation measures may not be sufficient going forward, and any failure to maintain effective internal control could lead us to conclude that we have one or more material weaknesses in the future. Failure to maintain effective internal control or further revisions of our prior financial statements, among other things, could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common and preferred units and limit our ability to raise capital, may cause us to fail to meet our reporting obligations and may require us to incur additional costs to improve our internal control system. If we cannot provide reliable financial reports or prevent fraud and errors in our financial statements, our reputation and operating results could also be materially adversely affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC and other regulatory authorities or private litigation, which could require additional financial and management resources. For more information, including on our remediation plan, see Part II, Item 9A, “Controls and Procedures.”

Epidemics, pandemics, outbreaks of disease and other adverse public health developments, including COVID-19, previously had, and may in the future have, an adverse effect on our business, results of operations, financial condition and cash flows.

Epidemics, pandemics, outbreaks of novel diseases and other adverse public health developments in countries and states where we operate may arise at any time. Such developments, including the COVID-19 pandemic, have had, and in the future may have, an adverse effect on our business, results of operations, financial condition and cash flows. These effects include a potentially negative impact on our business activity and limited availability and productivity among our workforce and suppliers. In particular, reduced customer demand for our businesses’ products, disruption in or closures of our manufacturing operations or those of our customers and suppliers, delays and disruption in the supply chain, limited productivity and efficiency of our personnel, availability of qualified personnel and increased cybersecurity risks associated with remote working environments, could increase our costs for raw materials and commodity costs, limit our ability to meet customer demand or otherwise have a material adverse effect on our business, results of operations, financial condition and cash flows. Precautionary measures that we may take in the future intended to limit the impact of any epidemic, pandemic, disease outbreak or other public health development, may result in additional costs. In addition, such epidemics, pandemics, disease outbreaks or other public health developments may adversely affect economies and financial markets throughout the world, such as the effect that COVID-19 has had on world economies and financial markets, which may affect our ability to obtain additional financing for our businesses and demand for our products and services. The extent to which COVID-19 or other pandemics will impact our business and our financial results in the future will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include ongoing spread of the virus, disease severity, outbreak duration, extent of any reoccurrence of the coronavirus or any evolutions or mutations of the virus, and availability, administration and effectiveness of vaccines and development of therapeutic treatments that can restore consumer and business economic confidence. As a result, we cannot predict at this time the full extent to which COVID-19 may continue to impact adversely our business, results of operations and financial condition, and in particular, the disruption to the supply and manufacturing of, and demand for, our businesses' products, which will depend on such future developments.

The conflict in Ukraine and related price volatility and geopolitical instability could negatively impact our business.

In late February 2022, Russia launched significant military action against Ukraine. The conflict has caused, and could intensify, volatility in crude oil and natural gas, and the extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. There is evidence that the increase in crude oil prices during the first half of calendar year 2022 was partially due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia. Any such volatility and disruptions may also magnify the impact of other risks described in this “Risk Factors” section.

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

Warren G. Lichtenstein, our Executive Chairman and a substantial unitholder, is the Chief Executive Officer of our Manager. As of December 31, 2022, Mr. Lichtenstein directly owned approximately 3.0% of our outstanding common units. In addition, affiliates of our Manager, including Mr. Lichtenstein, beneficially own approximately 75.2% of our outstanding common units, although Mr. Lichtenstein disclaims beneficial ownership of any common units not directly held by him. We have entered into transactions and/or agreements with these entities. There can be no assurance that such entities will not have interests in conflict with our own, or that Mr. Lichtenstein will not have interests different than those of our unitholders.

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

The Manager is entitled to receive a fee (the “Management Fee”) at an annual rate of 1.5% of total partners’ capital. Our total partners’ capital will be impacted by the performance of our businesses and other businesses we may acquire in the future, as well as the issuance of additional common or preferred units. Changes in our total partners’ capital and in the resulting Management Fee could be significant, resulting in a material adverse effect on our results of operations. In addition, if our performance declines, assuming our total partners’ capital remains the same, the Management Fee will increase as a percentage of our income. In addition, SPH SPV-I LLC, an affiliate of the Manager, holds incentive units which entitle the holder generally to share in 15% of the increase in the equity value of the Company, as calculated for the twenty trading days prior to each year end. The incentive units’ share of such appreciation is reflected by classifying a portion of the incentive units as Class C units of the Company. Any issuance of such Class C units will result in dilution to existing limited partners’ holdings in the Company. As of the annual measurement date on December 31, 2022, 200,253 incentive units vested. The incentive units are expected to be issued in the first quarter of our fiscal year ending December 31, 2023.

Our Manager’s liability is limited under the Management Agreement, and we have agreed to indemnify our Manager against certain liabilities. Such indemnification may incentivize our Manager to take unnecessary risks with respect to actions for which it will be indemnified.

Under the Management Agreement, our Manager, its members, officers, employees, affiliates, agents and legal representatives are not liable for, and we have agreed to indemnify such persons from, any loss or expense, including without limitations, any judgment, settlement, reasonable attorneys’ fees and other costs and expenses incurred in connection with the defense of any actual or threatened proceeding, other than losses resulting from willful misconduct or gross negligence in the performance of such indemnified person’s obligations and duties. Such indemnification may incentivize our Manager to take unnecessary risks with respect to actions for which it will be indemnified.

Risks Related to our Common and Preferred Units

We may issue additional common or preferred units, or other series of units, in the future without the consent of unitholders and at a discount to the market price of such units. In particular, sales of significant amounts of the common or preferred units may cause the respective prices of the units to decline.

Under the terms of the Partnership Agreement, additional common or preferred units, or additional series of units, may be issued without the consent of unitholders at a discount to the market price. In addition, other classes of securities may be issued with rights that are senior to or which otherwise have preferential rights to the rights of the common and preferred units. Sales of significant amounts of the common or preferred units in the public market or the perception that such sales of significant amounts may occur could adversely affect their respective market prices. Moreover, the perceived risk of any potential dilution could cause common or preferred unitholders to attempt to sell their units and investors to “short” the common or preferred units, a practice in which an investor sells units that he or she does not own at prevailing market prices, hoping to purchase units later at a lower price to cover the sale. Any event that would cause the number of common or preferred units being offered for sale to increase would likely cause the respective units’ market price to further decline. These sales might also make it more difficult for us to sell additional common or preferred units in the future at a time and price that we deem appropriate.

Transfer restrictions contained in the Company’s Partnership Agreement and other factors could hinder the development of an active market for our common or preferred units.

There can be no assurance as to the volume of our common or preferred units or the degree of price volatility for our common and preferred units traded on the New York Stock Exchange. There are transfer restrictions contained in the Company's Partnership Agreement to help protect the tax benefits of the net operating loss (“NOL”) carryforwards of certain of the Company’s corporate subsidiaries and other portfolio companies, and such transfer restrictions could hinder development of an active market for our common and preferred units. Unless renewed, the transfer restrictions will expire on June 1, 2025.

Risks Related to Taxation

All statutory references in this section are to the Internal Revenue Code of 1986, as amended, or the “Code.”

Our common unitholders may be subject to U.S. federal, state and other income tax on their share of our taxable income, regardless of whether they receive any cash distributions from us.

The Company operates, for U.S. federal income tax purposes, as a partnership and not as a publicly traded partnership taxable as a corporation. Our common unitholders will be subject to U.S. federal, state, local and possibly, in some cases, foreign income tax on their allocable share of our taxable income, whether or not they receive cash distributions from us. Any future determination to declare distributions on the Company’s common units will remain at the discretion of the Board of Directors of the General Partner and is separately determined regardless of the allocation of taxable income. Accordingly, our common unitholders may be required to make tax payments in connection with their ownership of common units that exceed their cash distributions in any given year.

Items of income, gain, loss and deduction with respect to the units could be reallocated if the IRS does not accept the assumptions or conventions used by the Company in allocating such items.

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Company will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report items of income, gain, loss and deduction to unitholders in a manner that reflects the unitholders’ beneficial interest in such tax items, but these assumptions and conventions may not be in compliance with all aspects of the applicable tax requirements. It is possible that the U.S. Internal Revenue Service (the “IRS”) will successfully assert that the conventions and assumptions used by the Company do not satisfy the technical requirements of the Code or the Federal Tax Regulations codified under 26 C.F.R., referred to herein as the Treasury Regulations, and could require that items of income, gain, loss and deduction be adjusted or reallocated in a manner that adversely affects one or more unitholders.

For tax years beginning on or after January 1, 2018, the Company is subject to partnership audit rules enacted as part of the Bipartisan Budget Act of 2015 (the “Centralized Partnership Audit Regime”). Under the Centralized Partnership Audit Regime, any IRS audit of the Company would be conducted at the Company level, and if the IRS determines an adjustment is warranted, the default rule is that the Company would pay an “imputed underpayment” including interest and penalties, if applicable, resulting from such adjustment. The Company may instead elect to make a ”push-out” election, in which case the partners for the year that is under audit would be required to take into account the adjustment on their own personal income tax returns.

Changes in tax rates, laws or regulations, including U.S. government tax reform, could have a negative impact on the results of future operations.

The Company and its subsidiaries are subject to taxation in the U.S. and foreign jurisdictions. Changes in various tax laws can and do occur. For example, on December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “TCJA”) was enacted. The TCJA made substantial changes to the Internal Revenue Code, some of which could have an adverse effect on our business. Among other things, the TCJA (i) reduces the U.S. corporate income tax rate from 35% to 21% beginning in 2018, (ii) limits annual deductions for interest net expense to no more than 30% of our “adjusted taxable income,” plus 100% of our business interest income for the year and (iii) permits a taxpayer to offset only 80% (rather than 100%) of its taxable income with any U.S. NOLs generated for taxable years beginning after 2017. The U.S. Department of the Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. Although Treasury Regulations and other guidance have been issued to provide clarification, the interpretation of certain aspects of the TCJA remains unclear. It is expected, however, that additional Treasury Regulations and other guidance will be issued to provide more clarification on certain provisions, although the timing of such guidance is, in many cases, not yet known. In addition, on August 16, 2022, the U.S. enacted the IRA, which among other provisions, imposes a 15% minimum tax on the adjusted financial statement income of certain large corporations and a 1% excise tax on corporate stock repurchases by U.S. publicly traded corporations and certain U.S. subsidiaries of non-U.S. publicly traded corporations, as well as significant enhancements of U.S. tax incentives relating to climate and energy investments. Although no material impact is currently expected, the full effect of the TCJA and the Inflation Reduction Act to an investment in the Company, and on operations of the Company and its subsidiaries, is uncertain, and the IRA may impact the Company’s financial results beginning in fiscal 2023.

Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. In connection with the Base Erosion and Profit Shifting Integrated Framework provided by Organization for Economic Cooperation and Development (the “OECD”), the OECD recently reached agreement to align countries on a minimum corporate tax rate and an expansion of the taxing rights of market countries, and therefore, determination of multi-jurisdictional taxation rights and the rate of tax applicable to certain types of income may be subject to potential change. There can be no assurance that future changes to the U.S. federal, state and local and foreign tax laws will not be proposed or enacted that could materially or adversely impact our business or financial results. If and when any or all of these changes are put into effect, they could result in tax increases where we do business both in and outside of the United States, and could have a material adverse effect on the results of our operations.

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes and is not assured. If we are taxed as a corporation for U.S. federal income tax purposes, it could adversely impact our results of operations.

A partnership generally is not a taxable entity under U.S. federal income tax law, and distributions by a partnership to a partner are generally not taxable to the partnership or the partner unless the amount of money distributed to such partner exceeds the partner’s adjusted basis in its partnership interest. Section 7704 generally provides that publicly traded partnerships are taxed as corporations. However, an exception, referred to as the “Qualifying Income Exception,” exists with respect to publicly traded partnerships of which 90 percent or more of the gross income of such partnership for every taxable year consists of “qualifying income” as defined in the Code. We expect that we will meet the Qualifying Income Exception for our current taxable year and the foreseeable future. However, there can be no assurance that the IRS will not disagree with the positions we take or that there will not be changes in our business or to U.S. federal income tax laws that could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to U.S. federal income taxation as an entity.

If we were taxed as a corporation, among other things, (i) our net income would be taxed at corporate income tax rates, which is currently 21%, and would likely pay state income tax at varying rates, thereby substantially reducing our profitability,

(ii) no income, gains, losses or deductions would flow through to our unitholders and (iii) distributions to our common unitholders generally would constitute dividends for U.S. federal income tax purposes to the extent paid from our current or accumulated earnings and profits (as determined under U.S. federal income tax principles) and would be taxable as such. Because a tax would be imposed upon us as a corporation, our cash available for distribution to a unitholder would be substantially reduced. Therefore, treatment of us as a corporation for U.S. federal income tax purposes would result in a material reduction in the anticipated cash flow and after-tax return to a unitholder, likely causing a substantial reduction in the value of our units.

Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available.

The U.S. federal income tax treatment of our common unitholders depends in some instances on interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our Partnership Agreement permits our General Partner to modify it from time to time, including the allocation of items of income, gain, loss and deduction (including unrealized gain and unrealized loss to the extent allowable under U.S. federal income tax law), without the consent of our unitholders, to address certain changes in U.S. federal income tax regulations, legislation or interpretation or to preserve the uniformity of our common units. In some circumstances, such revisions could have a material adverse impact on some or all common unitholders. In addition, we formed a subsidiary partnership, to which we contributed certain of our assets (the “Subsidiary Partnership”). To preserve the uniformity of common units, we (but not the Subsidiary Partnership) made an election permitted under Section 754, and we will adopt the remedial allocation method under Section 704(c) with respect to items of income, gain, loss and deduction attributable to assets contributed to us (which we will contribute to the Subsidiary Partnership), to account for any difference between the tax basis and fair market value of such assets at the time of contribution, or attributable to the “book-up” or “book-down” of our assets prior to their contribution to the Subsidiary Partnership, or while they were held by the Subsidiary Partnership, to account for the difference between the tax basis and fair market value of such assets at the time of a mark-to-market event. We intend generally to make allocations under Section 704(c) to our common unitholders in accordance with their respective percentage interests. However, built-in gain or built-in loss in existence and allocable to the assets we contributed to the Subsidiary Partnership, when recognized, will be allocated to our common unitholders as of the contribution date. We intend to prepare our tax returns on the basis that buyers of common units from such unitholders will not inherit such unitholders’ built-in gains or built-in losses as of that date as a result of the election under Section 754. However, it is not clear whether this position will be upheld if challenged by the IRS. While we believe it represents the right result, there is no law directly on point.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

A holder of common units that is a tax-exempt organization may be subject to U.S. federal income taxation to the extent that its allocable share of our income consists of unrelated business taxable income (“UBTI”). A tax-exempt partner of a partnership may be treated as earning UBTI if the partnership regularly engages in a trade or business that is unrelated to the exempt function of the tax-exempt partner, if the partnership derives income from debt-financed property (as we may borrow money) or if the tax-exempt organization’s partnership interest itself is debt-financed. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) may be required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business or vice versa.

If we were engaged in a U.S. trade or business, distributions to non-U.S. persons generally will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons generally will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. Gain recognized from a sale or other disposition of our common units by a non-U.S. person may be subject to federal income tax as income effectively connected with a U.S. trade or business. Moreover, the transferee of our units (or the transferee's broker, if applicable) is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a non-U.S. person. Recent final Treasury Regulations provide for the application of this withholding rule to open market transfers of interests in publicly traded partnerships beginning on January 1, 2023. Under these regulations, the “amount realized” for purposes of this withholding is the gross proceeds paid or credited upon the transfer.

Our subsidiaries may not be able to fully utilize their tax benefits, which could result in increased cash payments for taxes in future periods.

The past operations of certain of our subsidiaries and portfolio companies have generated significant NOLs and other tax benefits. NOLs may be carried forward to offset federal and state taxable income in future years and reduce the amount of cash paid for income taxes otherwise payable on such taxable income, subject to certain limitations and adjustments. If fully utilized, our subsidiaries’ NOLs and other carryforwards could provide them with significant tax savings in future periods. Their ability to utilize these tax benefits in future years will depend upon their ability to generate sufficient taxable income and to comply with the rules relating to the preservation and use of NOLs, as well as potential future changes in tax laws. The potential benefit of the NOLs and other carryforwards may be limited or permanently lost as a result of the following:

•the inability to generate sufficient taxable income in future years to use such benefits before they expire as NOLs generated for taxable years beginning on or before December 31, 2017 have a limited carryforward period;
•a change in control of our subsidiaries that would trigger limitations on the amount of taxable income in future years that may be offset by NOLs and other carryforwards that existed prior to the change in control; and
•examinations and audits by the IRS and other taxing authorities that could reduce the amount of NOLs and other credit carryforwards that are available for future years.

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

In particular, we rely on an adequate supply of skilled employees at our businesses. Trained and experienced personnel in our businesses’ industries are in high demand. We cannot predict whether we will be able to attract, motivate and maintain an adequate skilled workforce necessary to operate our existing and future businesses efficiently, or that labor expenses will not increase as a result of a shortage in the supply of skilled personnel and inflationary pressures on wages thereby adversely impacting our financial performance. While our businesses generally operate with high employee turnover, any material increases in employee turnover rates or any widespread employee dissatisfaction could also have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2022, we operated in 56 locations consisting of manufacturing facilities, warehouses, offices, sales, service and laboratory spaces throughout the United States and internationally. Of these, we owned 26 locations consisting of approximately 2.2 million square feet and leased space at 30 locations consisting of approximately 1.4 million square feet.

A summary of square footage by reportable segment at December 31, 2022, is presented below.

Reportable Segment	Leased	Owned	Total
	(Square feet in thousands)
Diversified Industrial	1,264	2,122	3,386
Energy	59	120	179
Financial Services	40	—	40
Corporate and Other	16	19	35
Total	1,379	2,261	3,640

Our reportable segments have major operations at the following locations:

•Diversified Industrial - Camden, Delaware; Brewster, New York; Bristol, Pennsylvania; Addison and Glendale Heights, Illinois; Evansville, Indiana; Agawam, Massachusetts; Rockford, Minnesota; Statesville, North Carolina; Anderson, South Carolina; Cudahy, Muskego and Pleasant Prairie, Wisconsin; Warwick, Rhode Island; Matamoros, Mexicali and Tecate, Mexico; Welham Green and Blackwood, United Kingdom; Freiburg, Germany; Riberac, France; and Suzhou, China.

•Energy - The Energy business owns office space in Arnegard and Williston, North Dakota; Farmington, New Mexico; and Andrews, Texas; and leases office space in Johnstown, Colorado and Midland, Texas. Steel Sports has a lease for approximately 27 acres of land in Yaphank, New York for its baseball service operations and office space in Bridgewater, New Jersey; Virginia Beach, Virginia; and Ardmore, Pennsylvania.

•Financial Services - WebBank leases office space headquartered in Salt Lake City, Utah and additional office space in Summit, New Jersey; Denver, Colorado; and Miami, Florida.

Additionally, our corporate staff occupies office space in New York, New York; Hermosa Beach, California; and Miami, Florida. Management believes all of our properties have been well maintained, are in good condition and are adequate and suitable for our business as presently conducted.

Item 3. Legal Proceedings

In the ordinary course of our business, the Company is subject to periodic lawsuits, investigations, claims and proceedings, including, but not limited to, contractual disputes, employment, environmental, health and safety matters, claims associated with our historical acquisitions and divestitures, and other legal proceedings. For more information on material legal proceedings which are ongoing or recently resolved, see "Litigation Matters" in Note 19 - "Commitments and Contingencies" to the Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Report. For an additional discussion of certain risks associated with legal proceedings, see also Part I, Item 1A, "Risk Factors" of this Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2022, we had 21,605,093 common units issued and outstanding. Our common units, no par value, are quoted on the New York Stock Exchange under the symbol "SPLP."

Holders

As of December 31, 2022, there were approximately 124 unitholders of record, including Cede & Co., the nominee of the Depository Trust Company. The number of record holders may not be representative of the number of beneficial owners of our common stock, whose shares are held in street name by banks, brokers and other nominees.

Equity Performance Graph

Consistent with the rules applicable to "Smaller Reporting Companies," we have elected scaled disclosure reporting, and therefore have omitted information required by this Item.

Recent Sales of Unregistered Securities

None. As of December 31, 2022, 200,253 incentive units vested under the incentive unit agreement with SPH SPV-I LLC. For more information, see Note 15 - "Capital and Accumulated Other Comprehensive Loss" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report. The incentive units will be issued following the completion of internal approvals. The Company intends to report the issuance of the incentive units, as required by SEC rules, on a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The Board of Directors has approved the repurchase of up to an aggregate of 7,770,240 of the Company's common units (the "Repurchase Program"). The Repurchase Program, which was announced on December 7, 2016, supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. During the year ended December 31, 2022, the Company purchased 1,093,747 common units for an aggregate purchase price of $44,973. From the inception of the Repurchase Program until December 31, 2022 the Company had purchased 7,345,992 common units for an aggregate purchase price of approximately $144,358. As of December 31, 2022, there remained 424,248 units that may yet be purchased under the Repurchase Program.

The following table provides information about our repurchases of common units during the quarter ended December 31, 2022. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
October 1-31, 2022	33,093	$40.75	33,093	479,469
November 1-30, 2022	6,614	$41.70	6,614	472,855
December 1-31, 2022	48,607	$41.75	48,607	424,248
Total	88,314		88,314

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto that are available elsewhere in this Report. The following is a discussion and analysis of SPLP's consolidated results of operations for the years ended December 31, 2022 and 2021. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly in Part I, Item 1A, "Risk Factors". All monetary amounts used in this discussion are in thousands, except common and preferred units, per common and preferred unit, and per share data.

Business Segments

SPLP operates through the following segments: Diversified Industrial, Energy and Financial Services, which are managed separately and offer different products and services. Corporate and Other consists of several consolidated subsidiaries, including Steel Services, equity method and other investments, and cash and cash equivalents. Its income or loss includes certain unallocated general corporate expenses. For a more complete description of the Company's segments, see Part I, Item 1, "Business - Products and Product Mix" found elsewhere in this Report.

Significant Developments

Following is a summary of significant developments that have impacted the Company in 2022 and early 2023. For additional discussion of these matters, please see the Company's Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Report.

Investments

Following is a summary of the recent events involving the Company's investments:

•Steel Connect – As of December 31, 2022, we owned approximately 30.0%, and, when combined with our affiliates, 35.0%, of the outstanding common stock (and assuming conversion of the Steel Connect Convertible Note and shares of preferred stock as of December 31, 2022, 49.9%, and, when combined with our affiliates, approximately 53.5%, of the outstanding shares of Steel Connect's common stock). On June 12, 2022, Steel Connect, the Company and SP Merger Sub, Inc., a wholly-owned subsidiary of the Company ("Merger Sub"), entered into an agreement and plan of merger (the "Merger Agreement"), pursuant to which Merger Sub would merge with and into Steel Connect (the "Merger"), with Steel Connect surviving the Merger as a wholly-owned subsidiary of the Company. On November 15, 2022, the Company terminated the merger agreement with Steel Connect after the merger was not approved by a majority of the outstanding shares of common stock not owned, directly or indirectly, by Steel Partners.

•Aerojet – As of December 31, 2022, the Company owned 4.5% of Aerojet Rocketdyne Holdings, Inc. ("Aerojet") common stock with a fair value of $201,278. In December 2022, L3Harris Technologies, Inc. (“L3Harris”) entered into a merger agreement, with Aerojet, in which Aerojet agreed to be acquired by L3Harris. Pursuant to the terms of the merger, each issued and outstanding share of Aerojet common stock will be canceled and converted into the right to receive $58.00 in cash, without interest, plus, if the closing occurs after September 17, 2023, $0.0025 for each calendar day elapsed after such date to and including the closing date. The deal is expected to close in 2023, subject to required regulatory approvals and clearances and other customary closing conditions, and there can be no assurance the transaction will close within the expected timeframe or at all.

Acquisitions and Divestiture

•SL Power Sale – In April 2022, the Company completed the sale of SL Power Electronics Corporation for a sale price of $144,500 which resulted in a pre-tax gain of $86,507.

•Security Premium Finance Acquisition – In August 2022, WebBank, through its wholly-owned subsidiary, National Partners PFco ("National Partners") completed the acquisition of Security Premium Finance ("SPF") for a purchase price of $47,280, SPF provides insurance premium financing services for commercial and consumer clients to purchase property and casualty insurance products in Florida. This acquisition provides National Partners with diversification, geographic market opportunities and a competitive advantage in the industry.

•PCS Mosaic Co-Invest L.P. Investment – In April 2022, the Company acquired a noncontrolling interest in PCS-Mosaic Co-Invest L.P. ("PCS-Mosaic"), a private investment fund for a purchase price of approximately $23,600. The fund is primarily invested in specialized software development and training services.

Common Unit Repurchase Program

•During the year ended December 31, 2022, the Company purchased 1,093,747 common units for an aggregate purchase price of $44,973. From the inception of the Repurchase Program until December 31, 2022 the Company had purchased 7,345,992 common units for an aggregate purchase price of approximately $144,358. As of December 31, 2022, there remained 424,248 units that may yet be purchased under the Repurchase Program.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021
Revenue	$1,695,441	$1,524,896
Cost of goods sold	1,096,936	1,004,093
Selling, general and administrative expenses	383,377	304,013
Asset impairment charges	3,162	—
Interest expense	20,649	22,250
Gains from sales of businesses	(85,683)	(8,096)
Realized and unrealized (gains) losses on securities, net	(34,791)	24,044
All other income, net *	36,293	(22,273)
Total costs and expenses	1,419,943	1,324,031
Income before income taxes and equity method investments	275,498	200,865
Income tax provision	73,944	84,089
Income of associated companies, net of taxes	(4,611)	(15,664)
Net income from continuing operations	206,165	132,440
Net gain from discontinued operations, net of taxes	—	138
Net income	206,165	132,578
Net income attributable to noncontrolling interests in consolidated entities (continuing operations)	(193)	(1,170)
Net income attributable to common unitholders	$205,972	$131,408
* includes finance interest, provision for loan losses, and other income from the consolidated statements of operations

Non-GAAP Financial Measures

We utilize certain non-GAAP financial measurements as defined by the SEC, which include "Adjusted EBITDA" for the Company as well as each our segments. The Company defines Adjusted EBITDA as net income or loss from continuing operations before the effects of income or loss from investments in associated companies and other investments held at fair value, interest expense, taxes, depreciation and amortization, non-cash pension expense or income, and realized and unrealized gains or losses on investments, and excludes certain non-recurring and non-cash items (whether for the Company or applicable segment). The Company is presenting these non-GAAP financial measurements because it believes that they provide useful information to investors about the Company's business and its financial condition. The Company believes Adjusted EBITDA measures for the Company as well as each of our segments are useful to investors because they are used by the Company's Board of Directors and management to evaluate its ongoing business, including in internal management reporting, budgeting and forecasting processes, in comparing operating results across the business, as an internal profitability measure, as a component in evaluating the ability and the desirability of making capital expenditures and significant acquisitions, and as an element in determining executive compensation.

However, Adjusted EBITDA (whether for the Company or each of our segments) is not a measure of financial performance under U.S. GAAP, and the items excluded from this measure are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA (whether for the Company or each of our segments) should not be considered a substitute for net income or loss. Because Adjusted EBITDA (whether for the Company or each of our segments) is calculated before recurring cash charges, including realized losses on investments, interest expense, and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a measure of discretionary cash available to invest in the growth of the business. There are a number of material limitations to the use of Adjusted EBITDA (whether for the Company or each of our segments) as an analytical tool, including the following:

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

The following table reconciles net income from continuing operations to Adjusted EBITDA:

	Year Ended December 31,
	2022	2021
Adjusted EBITDA Reconciliation
Net income from continuing operations	$206,165	$132,440
Income tax provision	73,944	84,089
Income from continuing operations before income taxes	280,109	216,529
Add (Deduct):
Income of associated companies, net of taxes	(4,611)	(15,664)
Realized and unrealized (gains) losses on securities, net	(34,791)	24,044
Interest expense	20,649	22,250
Depreciation	38,394	42,055
Amortization	15,361	18,466
Non-cash asset impairment charges	3,162	—
Non-cash pension income	(7,042)	(3,972)
Non-cash equity-based compensation	1,280	1,462
Gains from sales of businesses	(85,683)	(8,096)
Other items, net *	1,606	(37,241)
Adjusted EBITDA	$228,434	$259,833
 *Other items, net for the year ended December 31, 2021 primarily includes (1) a $19,740 one-time dividend from Aerojet; (2) a gain of $8,827 from a recent litigation settlement; (3) and a pre-tax gain of $6,646 on the sale of an idle facility in the Joining Materials business.

	Year Ended December 31,
	2022	2021
Segment Adjusted EBITDA
Diversified Industrial	$153,120	$153,791
Energy	23,905	25,615
Financial Services	63,499	80,618
Corporate and Other	(12,090)	(191)
Total	$228,434	$259,833

Revenue

Revenue in the year ended December 31, 2022 increased $170,545, or 11.2%, as compared to 2021, as a result of higher sales across all the reportable segments despite the divestiture of the SL Power Electronics Corporation ("SLPE") business in April 2022.

Cost of Goods Sold

Cost of goods sold in the year ended December 31, 2022 increased $92,843, or 9.2%, as compared to 2021, primarily driven by higher sales discussed above, as well as higher material and labor costs in the Diversified Industrial and Energy segments, partially offset by the impact of the SLPE divestiture.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") in 2022 increased $79,364, or 26.1%, as compared to 2021. The increase was primarily due to: (1) approximately $58,100 higher expenses from the Financial Service segment driven by higher credit performance fees due to higher credit risk transfer ("CRT") balances and higher personnel costs, and (2) approximately $37,300 higher Corporate expenses due to higher legal and professional fees, as well as higher personnel costs in 2022, partially offset by a gain as a result of a litigation settlement of $8,827 in 2021. These increases were partially offset by approximately $11,400 lower expenses from the Diversified Industrial segment, primarily due to the impact of SLPE divestiture.

Asset Impairment Charges

The Company recorded asset impairment charges of $3,162 in 2022 primarily related to the implementation costs of an ERP project associated with the Kasco business from the Diversified Industrial segment. There were no impairment charges in 2021.

Interest Expense

Interest expense for the years ended December 31, 2022 and 2021 was $20,649 and $22,250, respectively. The lower interest expense in 2022 was primarily due to lower average debt levels, partially offset by higher average interest rates.

Gains from Sales of Businesses

The Company recorded a pre-tax gain of $85,683 for the year ended December 31, 2022, primarily related to the divestiture of the SLPE business from the Diversified Industrial segment. The sales price of SLPE was $144,500, subject to working capital adjustments. The Company recorded a pre-tax gain of $8,096 for the year ended December 31, 2021 related to the divestiture of the Edge business from the Diversified Industrial segment.

Realized and Unrealized (Gains) Losses on Securities, Net

Realized and unrealized gains on securities, net for the year ended December 31, 2022 was $34,791, as compared to losses of $24,044 for the year ended December 31, 2021. The changes in realized and unrealized gains and losses on securities, net over the respective periods are primarily due to mark-to-market adjustments on the Company's portfolio of securities, which are required to be recorded in earnings under U.S. GAAP.

All Other (Income) Expense, Net

All other expense, net totaled $36,293 for the year ended December 31, 2022, as compared to income of $22,273 for the year ended December 31, 2021. All other expense for the year ended December 31, 2022 was primarily due to net provisions for loan losses and finance interest related to the Financial Services segment. All other income, net for the year ended December 31, 2021 was primarily due to a $19,740 one-time dividend from Aerojet and a pre-tax gain of $6,646 on the sale of an idle facility in the Joining Materials business.

Income Taxes

As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. The Company's tax provision represents the income tax expense or benefit of its consolidated corporate subsidiaries. For the year ended December 31, 2022, a tax provision of $73,944 was recorded, as compared to $84,089 in 2021. The Company's effective tax rate was 26.8% and 41.9% for the years ended December 31, 2022 and 2021, respectively. The lower effective tax rate for the year ended December 31, 2022 is primarily due to a decrease in U.S. tax expense related to unrealized gains on investment from related parties, which are eliminated for financial statement purposes.

Income of Associated Companies, Net of Taxes

The Company recorded gains from associated companies, net of taxes, of $4,611 in 2022, as compared to gains, net of taxes of $15,664 in 2021. For the details of each of these investments and the related mark-to-market adjustments in both periods, see Note 10 - "Investments" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report.

Net Gain (Loss) from Discontinued Operations

The Company recorded net losses of $138 from discontinued operations, net of taxes in 2021, related to the Company's API entities which were part of the Diversified Industrial segment.

Adjusted EBITDA

Adjusted EBITDA for the Company was $228,434 in 2022, as compared to $259,833 in 2021. Adjusted EBITDA for the Company as a percentage of sales was 13.5% in 2022, as compared to 17.0% in 2021. Adjusted EBITDA for the Company decreased by $31,399 primarily due to decreases in the Financial Service segment due to higher loan loss provisions driven by reductions in 2021 as the economic environment continued to improve following the initial impact of COVID-19 and increased Q&E in 2022 driven by macro-economic concerns related to high inflation and recessionary pressure as well as higher HTM balances, higher credit performance fees as a result of higher credit risk transfer balances, and higher personnel costs and in the Corporate driven by higher legal and other professional fees, and higher personnel costs, partially offset by strong revenue impact from the Diversified Industrial and Energy segments, primarily due to favorable pricing.

Segment Analysis

	Year Ended December 31,
	2022	2021
Revenue:
Diversified Industrial	$1,285,666	$1,207,183
Energy	181,811	164,028
Financial Services	227,964	153,685
Total	$1,695,441	$1,524,896
Segment income before interest expense and income taxes:
Diversified Industrial	$200,629	$123,329
Energy	13,608	14,982
Financial Services	63,477	79,165
Corporate and Other	23,044	21,303
Income before interest expense and income taxes	300,758	238,779
Interest expense	20,649	22,250
Income tax provision	73,944	84,089
Net income from continuing operations	$206,165	$132,440
Segment depreciation and amortization:
Diversified Industrial	$41,805	$47,568
Energy	10,546	12,212
Financial Services	750	485
Corporate and Other	654	256
Total depreciation and amortization	$53,755	$60,521
Income of associated companies, net of taxes:
Corporate and other	$(4,611)	$(15,664)
Total	$(4,611)	$(15,664)

Diversified Industrial

Net sales in 2022 increased by $78,483, or 6.5%, as compared to 2021. The increase was primarily due to: (1) $59,593 higher sales for the Building Materials business unit, primarily stemming from the impact of favorable pricing, and, to a lesser extent increased demand for its roofing products, (2) $19,361 higher sales for the Performance Materials business unit, primarily stemming from favorable product mix and pricing, and (3) $16,160 higher sales from the Tubing business unit primarily stemming from favorable pricing and growth from the aerospace & defense and energy sectors. These increases were partially offset by: (1) $46,600 decrease in sales due to the sale of SL Power and (2) $13,462 decrease for the Joining Materials business unit, which was primarily driven by lower average precious metal prices in 2022, as compared to 2021.

Segment operating income in 2022 increased by $77,300, or 62.7%, as compared to 2021. Higher operating income for the 2022 period was primarily driven by a pre-tax gain of $86,507 related to the divestiture of the SLPE business. Operating income for the 2021 period included a $8,096 pre-tax gain on the sale of OMG’s Edge business and a $6,646 pre-tax gain on the sale of an idle facility in the Joining Materials business.

Segment Adjusted EBITDA in 2022 decreased by $671, or 0.4%, as compared to 2021. The decrease in Adjusted EBITDA was primarily due to higher allocated corporate costs from Steel Services and the impact of the SLPE divestiture in April 2022, largely offset by favorable operating results from the majority of our businesses.

Energy

In 2022, net revenue increased $17,783, or 10.8%, as compared to 2021. The increase in net revenue was primarily due to higher service volume and favorable pricing driven by higher demand and from the energy sector as a result of higher energy prices.

Segment operating income decreased $1,374, or 9.2% in 2022, as compared to 2021. The decrease of operating income was primarily due to higher allocated corporate costs from Steel Services and higher materials and labor costs, partially offset by higher net revenue driven by higher service volume and favorable pricing.

Segment Adjusted EBITDA in 2022 decreased by $1,710, or 6.7%, as compared to 2021. The decrease was primarily due to higher allocated corporate costs from Steel Services and higher materials and labor costs, partially offset by higher net revenue driven by higher service volume and favorable pricing.

Financial Services

Revenue in 2022 increased $74,279, or 48.3%, as compared to 2021. The increase was primarily due to increased interest income on higher credit risk transfer balances, asset based lending and held for sale balances. These increases were partially offset by lower non-interest income due to fewer warrant sales as compared to 2021.

Segment operating income in 2022 decreased $15,688, or 19.8%, as compared to 2021. The decrease was primarily due to higher SG&A costs, higher provision of loan losses and higher finance interest expense, partially offset by increased revenue impact. The increase in SG&A costs was driven by higher credit performance fee due to higher credit risk transfer balances as well as higher personnel costs. The provision for loan losses increased $23,054, which was primarily driven by reductions for the year of 2021 as the economic environment continued to improve following the initial impact of the COVID-19 pandemic and increased qualitative and environmental adjustments in 2022 driven by macro-economic concerns related to high inflation. The higher finance interest expense of $9,214 was due to an increase in deposits and higher rates, partially offset by decrease in PPPLF borrowings driven by lower PPP balances.

Segment Adjusted EBITDA in 2022 decreased $17,119, or 21.2%, as compared to the same period of 2021. The decrease was primarily due to higher SG&A costs, higher loan loss provision driven by reductions in 2021 as the economic environment continued to improve following the initial impact of COVID-19 and increased Q&E in 2022 driven by macro-economic concerns related to high inflation and recessionary pressure as well as higher HTM balances, and finance interest expense as mentioned above, partially offset by the impact of higher revenue.

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

	Year Ended December 31,
	2022			2021
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$1,097,173	$164,212	15.0%	$563,718	$76,935	13.7%
PPP loans	159,262	3,170	2.0%	1,580,037	23,102	1.5%
Held-to-maturity securities	141,230	252	0.2%	18,826	445	2.4%
Available-for-sale investments	2,670	165	6.2%	2,071	47	2.3%
Federal funds sold	2,241	25	1.1%	2,211	1	0.1%
Interest-bearing deposits	221,650	3,025	1.4%	194,040	214	0.1%
Total interest-earning assets	1,624,226	170,849	10.5%	2,360,903	100,744	4.3%
Non interest-earning assets	35,925			41,896
Total assets	$1,660,151			$2,402,799
Interest-bearing liabilities:
Savings accounts	$257,548	3,852	1.5%	$184,332	573	0.3%
Time deposits	919,453	12,558	1.4%	321,563	1,419	0.4%
Other borrowings	$141,939	497	0.4%	$1,630,472	5,701	0.4%
Total interest-bearing liabilities	1,318,940	16,907	1.3%	2,136,367	7,693	0.4%
Non interest-bearing liabilities	54,854			33,618
Total liabilities	1,373,794			2,169,985
Shareholder's equity	286,357			232,814
Total liabilities and shareholder's equity	$1,660,151			$2,402,799
Net interest income		$153,942			$93,051
Spread on average interest-bearing funds			9.2%			3.9%
Net interest margin			9.5%			3.9%
Return on assets			3.0%			2.5%
Return on equity			17.3%			26.3%
Equity to assets			17.2%			9.7%
Equity to assets (excluding PPP loans)			19.1%			28.3%

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

	Year Ended December 31,
	2022 vs 2021			2021 vs 2020
	Increase/(Decrease)			Increase/(Decrease)
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
Interest earning assets:
Loans receivable	$79,189	$8,088	$87,277	$(1,835)	$(2,660)	$(4,495)
PPP loans	(33,325)	13,393	(19,932)	2,775	5,385	8,160
Held-to-maturity securities	(224)	31	(193)	(41)	(150)	(191)
Available-for-sale investments	17	101	118	(3)	4	1
Federal funds sold	—	24	24	(23)	(16)	(39)
Interest-bearing deposits	35	2,776	2,811	377	(592)	(215)
Total earning assets	45,692	24,413	70,105	1,250	1,971	3,221
Savings accounts	309	2,970	3,279	(191)	(711)	(902)
Time deposits	5,238	5,901	11,139	(116)	(3,955)	(4,071)
Other borrowings	(5,209)	5	(5,204)	951	(17)	934
Total funds	338	8,876	9,214	644	(4,683)	(4,039)
Net variance	$45,354	$15,537	$60,891	$606	$6,654	$7,260

Corporate and Other

Operating income was $23,044 in 2022, as compared to $21,303 in 2021. The fluctuations were primarily due to changes in investment gains and losses from both marketable securities and associated companies. Higher service fee income was partially offset by higher legal and professional fees and higher personnel costs in 2022. Income from 2021 included a $19,740 one-time dividend from Aerojet and a gain of $8,827 related to an insurance settlement.

For additional information on the Company's investments, see Note 2 - "Summary of Significant Accounting Policies" and Note 10 - "Investments" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report.

Balance Sheet Analysis

Loan Portfolio

As of December 31, 2022, net loans receivable accounted for 79% of WebBank's total assets, as compared to 71% at the end of 2021. The following table presents WebBank's loans outstanding by type of loan as of December 31, 2022 and the four other most recent year-ends.

	As of December 31,
	2022		2021		2020		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Commercial - owner occupied	$80	—%	$92	—%	$209	—%	$230	—%	$252	0.1%
Commercial - other	907	0.1%	571	0.1%	463	—%	429	0.1%	380	0.1%
Total real estate loans	987	0.1%	663	0.1%	672	—%	659	0.1%	632	0.2%
Commercial and industrial	857,817	54.1%	779,536	73.9%	2,279,672	90.6%	251,349	32.2%	146,758	28.0%
Consumer loans	123,204	7.8%	76,067	7.2%	147,652	5.9%	302,714	38.7%	188,391	35.9%
Loans held for sale	602,675	38.0%	198,632	18.8%	88,171	3.5%	226,532	29.0%	188,143	35.9%
Total loans	1,584,683	100.0%	1,054,898	100.0%	2,516,167	100.0%	781,254	100.0%	523,924	100.0%
Less:
Deferred fees and discounts	—		—		—		—		—
Allowance for loan losses	(29,690)		(13,925)		(27,059)		(36,682)		(17,659)
Total loans receivable, net	$1,554,993		$1,040,973		$2,489,108		$744,572		$506,265

The following table includes a maturity profile for the loans that were outstanding as of December 31, 2022:

Due During Years Ending December 31,	Real Estate	Commercial & Industrial	Consumer	Loans Held for Sale
2023	$—	$472,936	$85,826	$602,675
2024-2027	80	384,881	37,378	—
2028 and thereafter	907	—	—	—
Total	$987	$857,817	$123,204	$602,675

Nonperforming Lending Related Assets

Total non-accruing loans were $788 and $0 at December 31, 2022 and 2021, respectively.

	As of December 31,
	2022	2021	2020	2019	2018
Non-accruing loans:
Commercial and industrial	788	—	—	—	—
Total	788	—	—	—	—
Accruing loans delinquent:
90 days or more	15,940	3,497	8,701	8,051	3,326
Total	15,940	3,497	8,701	8,051	3,326
Total non-performing assets	$16,728	$3,497	$8,701	$8,051	$3,326
Total as a percentage of total assets	0.9%	0.2%	0.3%	0.9%	0.4%

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

	As of December 31,
	2022	2021	2020	2019	2018
Balance at beginning of period	$13,925	$27,059	$36,682	$17,659	$5,237
Charge offs:
Commercial and industrial	(6,095)	(8,101)	(14,250)	(8,667)	(2,772)
Consumer	(4,011)	(9,205)	(21,042)	(17,918)	(4,549)
Total charge offs	(10,106)	(17,306)	(35,292)	(26,585)	(7,321)
Recoveries:
Commercial real estate	27	27	22	22	20
Commercial and industrial	1,534	2,532	1,313	461	272
Consumer	1,133	1,490	2,388	1,752	393
Total recoveries	2,694	4,049	3,723	2,235	685
Net charge offs	(7,412)	(13,257)	(31,569)	(24,350)	(6,636)
Additions charged to operations	23,177	123	21,946	43,373	19,058
Balance at end of period	$29,690	$13,925	$27,059	$36,682	$17,659
Ratio of net charge offs during the period to average loans outstanding during the period	0.6%	0.6%	1.6%	3.8%	1.7%

The distribution of WebBank's allowance for losses on loans at the dates indicated is summarized as follows:

	As of December 31,
	2022		2021		2020		2019		2018
	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans
Commercial real estate	28	0.1%	23	0.1%	22	—%	24	0.1%	26	0.1%
Commercial and industrial	18,493	54.1%	9,205	73.9%	9,293	90.7%	10,920	32.2%	6,165	28.0%
Consumer loans	11,169	7.8%	4,697	7.2%	17,744	5.9%	25,738	38.8%	11,468	36.0%
Loans held for sale	—	38.0%	—	18.8%	—	3.4%	—	28.9%	—	35.9%
Total loans	$29,690	100.0%	$13,925	100.0%	$27,059	100.0%	$36,682	100.0%	$17,659	100.0%

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

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, borrowings from lending institutions, sale of investments and sale of facilities or assets that were not fully utilized. The following table summarizes our liquidity:

	December 31,
	2022	2021
Cash and cash equivalents	$234,448	$325,363
WebBank cash and cash equivalents	174,257	308,589
Cash and cash equivalents, excluding WebBank	60,191	16,774
Readily available borrowing capacity under the Credit Agreement	410,700	321,000
	$470,891	$337,774

Debt and Financing Arrangements

The Company's senior credit facility which was amended and restated in its entirety in December 2021 (the “Credit Agreement”) consists of a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the “Revolving Credit Loans”), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a foreign currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, each as defined in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial covenants as of December 31, 2022. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire on December 29, 2026, and all outstanding amounts will be due and payable. For more information, see Part II, Item 7, “Management’s

Discussion and Analysis of Financial Condition and Results of Operations – Significant Developments – Debt Refinancing” of this Report.

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

As of December 31, 2022, the Company's working capital was $156,085, as compared to working capital of $569,090 as of December 31, 2021. The decrease in working capital during the year ended December 31, 2022 was primarily due to an increase in retail depository accounts (current liabilities) of $913,325, which was partially offset by an increase in loans receivable of $602,216 related primarily to an increase in loans held for sale. As of December 31, 2022, the availability under the Credit Agreement was approximately $410,700. During the years ended December 31, 2022 and 2021, capital expenditures were $47,541 and $52,326, respectively. The Company currently expects full year capital expenditures in the range of $45,000 to $59,000 in 2023. The Company and its subsidiaries have ongoing commitments, including funding of the minimum requirements of its subsidiaries' pension plans. For the year ending December 31, 2023, the minimum required contribution to the Company's pension plans is $5,720. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events.

Sources and uses of cash flows from continuing operations for the years ended December 31, 2022 and 2021, are as follows:

	December 31,
	2022	2021
Net cash (used in) provided by operating activities	$(210,230)	$77,633
Net cash (used in) provided by investing activities	(176,558)	1,517,224
Net cash provided by (used in) financing activities	297,172	(1,404,763)
Net change for the period	$(89,616)	$190,094

Cash Flows from Operating Activities

The Company used $210,230 of cash from operating activities during the year ended December 31, 2022, a decrease of $287,863 compared with $77,633 of cash generated during the year ended December 31, 2021. The decrease was primarily due to higher working capital requirements primarily related to increases in loans held for sale of $293,582.

Cash Flows from Investing Activities

During the year ended December 31, 2022, the Company used $176,558 of cash, which was primarily due to the purchases of investments of $310,798, loan originations, net of collections of $90,030, purchases of property, plant, and equipment of $47,541 and the acquisition of Security Premium Finance for $47,280, partially offset by proceeds from the maturities of investments of $156,050 and proceeds from the sales of businesses for $142,426.

During the year ended December 31, 2021, the Company generated $1,517,224 of cash, which was primarily due to a decrease in loan originations, net of collections of $1,029,093 and proceeds from the sales of loans of $530,969.

Cash Flows from Financing Activities

During the year ended December 31, 2022, the Company generated $297,172 of cash, which was primarily due to an increase in deposits of $743,593, partially offset by PPP loan repayments of $291,117 and net revolver loan repayments of $90,616.

During the year ended December 31, 2021, the Company used $1,404,763 of cash which was primarily due to PPP loan repayments of $1,753,478 and term loan term loan repayments of $182,832, partially offset by an increase in deposits of $469,228.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $174,257 and $308,589 in cash and cash equivalents, time deposits placed at other institutions and federal funds sold at December 31, 2022 and 2021, respectively. WebBank had $55,000 and $45,000 in lines of credit from its correspondent banks at December 31, 2022 and 2021 respectively. WebBank had $285,584 and $138,141 available from the Federal Reserve discount window at December 31, 2022 and 2021, respectively. Therefore, WebBank had a total of $514,841 and $491,730 in cash, lines of credit and access to the Federal Reserve Bank discount window at December 31, 2022 and 2021, respectively, which represents approximately 26.9% and 43.4%, respectively, of WebBank's total assets (excluding PPP loans funded through the PPP Liquidity Facility).

Deposits

Deposits at WebBank at December 31, 2022 and 2021 were as follows:

	2022	2021
Current	$1,360,477	$447,152
Long-term	208,004	377,735
Total	$1,568,481	$824,887

The increase in deposits as December 31, 2022, as compared to 2021, is due to increase in WebBank's assets, excluding PPP loans. The average original maturity for time deposits at December 31, 2022 was 14 months, as compared to 25 months at December 31, 2021.

The following table details the maturity of time deposits as of December 31, 2022:

	Maturity
	< 3 Months	3 to 6 Months	6 to 12 Months	> 12 Months	Total
Certificate of deposits less than $100	$503,542	$204,853	$331,657	$200,714	$1,240,766
Certificate of deposits of $100 or more	6,366	8,513	25,973	7,290	48,142
Total certificates of deposits	$509,908	$213,366	$357,630	$208,004	$1,288,908

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

At December 31, 2022 and 2021, WebBank's undisbursed commitments under these instruments totaled $606,537 and $218,090, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria established by WebBank through one of WebBank's lending agreements with its Marketing Partners, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee, and in some cases are subject to ongoing adjustment by WebBank. Since certain of the commitments are expected to expire without the credit being extended, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each prospective borrower's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by WebBank upon extension of credit, is based on management's credit evaluation of the borrower and WebBank's Marketing Partner.

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

Note 2 - "Summary of Significant Accounting Policies" to Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this , includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following is a discussion of the critical accounting policies and methods used by the Company.

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

For 2022, the Company utilized a quantitative approach for all of its reporting units. The assessment was based on a combination of income and market approaches to estimate the fair value of the reporting units, which indicated that the fair values of the reporting units exceeded their respective carrying values. Significant assumptions used in the discounted cash flow analyses included expected future earnings and cash flows, which are based on management's current expectations, as well as the related risk-adjusted discount rate used to estimate fair value. There were no goodwill impairment charges recorded as a result of these assessments. It is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets are impaired. At December 31, 2022, the goodwill related to the Electrical Products reporting unit is at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for Electrical Products' services, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods. As of December 31, 2022 the Electrical Products reporting unit's fair value exceeded its net book value by 5% and the Electrical Products' reporting unit had goodwill of $46,445.

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

Pension and Other Post-Retirement Benefit Costs

The Company maintains qualified and non-qualified pension and other post-retirement benefit plans for certain subsidiaries. The Company recorded pension income of $7,241 for the year ended December 31, 2022 related to its significant pension plans, and, as of December 31, 2022, the Company had recorded pension liabilities totaling $84,948. Pension benefits are generally based on years of service and the amount of compensation earned during the participants' employment. However, the qualified pension benefits have been frozen for all participants.

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

Income Taxes

As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. Our subsidiaries that are corporate subsidiaries are subject to federal and state income taxes. The table in Note 16 - "Income Taxes" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report, reconciles a hypothetical calculation of federal income taxes based on the federal statutory rate applied to the income or loss before income taxes and equity method investments. The tax effect of income passed through to common unitholders is subtracted from the hypothetical calculation.

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

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. For more information see Note 19 - "Commitments and Contingencies" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report.

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

Included in the Company's Long-term investments of $309,697 at December 31, 2022 are equity securities and associated company investments, which are both subject to equity price risk. The Company's significant long-term equity securities investments include common stock ownership interests of $201,278, or 4.5%, of outstanding shares of Aerojet as of December 31, 2022. The Company's significant associated company investments as of December 31, 2022 include its investments in Steel Connect and PCS-Mosaic Co-Invest L.P. The Company's investments in associated companies are accounted for under the equity method of accounting, primarily using the fair value option. A change in the equity price of our investments in these securities could impact our results in future periods.

For more information about the Company’s investments, see Note 10 - "Investments" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report.

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

Credit Facilities and Pension Obligations

At December 31, 2022, the Company's long-term debt obligations were comprised primarily of variable rate instruments. Accordingly, the fair value of such instruments may be relatively sensitive to effects of interest rate fluctuations. An increase or decrease in interest expense from a 1% change in interest rates would be approximately $1,800 on an annual basis based on total variable-interest debt outstanding as of December 31, 2022. In addition, the fair value of such instruments is also affected by investors' assessments of the risks associated with industries in which the Company operates, as well as its overall creditworthiness and ability to satisfy such obligations upon their maturity.

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

The Company's market risk strategy has generally been to obtain competitive prices for its products and services, sourced from more than one vendor, and allow operating results to reflect market price movements dictated by supply and demand. The Company enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts. The Company's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price changes in these commodities or markets could negatively impact the Company's earnings. Certain of these derivatives are not designated as accounting hedges under ASC Topic 815, Derivatives and Hedging. As of December 31, 2022, the Company had entered into forward contracts, with settlement dates through January 2022, for silver with a notional value of $2,001, for gold with a notional value of $1,627, for palladium with a notional value of $3,351, for copper with a notional value of $950 and for tin with a notional value of $324. There were no futures contracts outstanding at December 31, 2022.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of Steel Partners Holdings L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Steel Partners Holdings L.P. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows, for each of the two years in the period ended December 31, 2022 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill Impairment – Refer to Notes 2 and 8 to the consolidated financial statements

Critical Audit Matter Description

The Company’s annual evaluation of goodwill for impairment involves management performing an assessment of each reporting unit to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. On the annual testing date of December 1, management elected to perform a quantitative approach (Step 1) to evaluate the Electrical Products reporting unit for impairment. As of December 1, 2022, the goodwill balance of the Electrical Products reporting unit was $46.5 million. In performing Step 1 management compared the fair value of the reporting unit to its respective carrying value. The Company determined the fair value estimate of the reporting unit based on a combination of income and market approaches. The income approach utilized a discounted cash flow model that required management to make significant estimates and assumptions related to expected revenue growth rates, expected earnings before interest, taxes and depreciation ("EBITDA"), and discount rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The fair value of the reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill impairment for the Electrical Products reporting unit as a critical audit matter because of the significant amount of goodwill recorded at the reporting unit, the significant estimates and assumptions management made to estimate the fair value of the reporting unit and the differences between their fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the expected revenue growth rates, expected EBITDA, and the selection of the discount rate.

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
March 7, 2023

We have served as the Company's auditor since 2018.

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands, except common units)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$234,448	$325,363
Trade and other receivables - net of allowance for doubtful accounts of $2,414 and $3,510, respectively	183,861	193,976
Receivables from related parties	961	2,944
Loans receivable, including loans held for sale of $602,675 and $198,632, respectively, net	1,131,745	529,529
Inventories, net	214,084	184,271
Prepaid expenses and other current assets	40,129	48,019
Total current assets	1,805,228	1,284,102
Long-term loans receivable, net	423,248	511,444
Goodwill	125,813	148,018
Other intangible assets, net	94,783	119,830
Other non-current assets	195,859	79,143
Property, plant and equipment, net	238,510	234,976
Operating lease right-of-use assets	42,711	36,636
Long-term investments	309,697	261,080
Total Assets	$3,235,849	$2,675,229
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$109,572	$123,282
Accrued liabilities	112,744	86,848
Deposits	1,360,477	447,152
Payables to related parties	2,881	1,885
Short-term debt	685	100
Current portion of long-term debt	67	1,071
Other current liabilities	62,717	54,674
Total current liabilities	1,649,143	715,012
Long-term deposits	208,004	377,735
Long-term debt	179,572	269,850
Other borrowings	41,682	333,963
Preferred unit liability	152,247	149,570
Accrued pension liabilities	84,948	82,376
Deferred tax liabilities	41,055	13,674
Long-term operating lease liabilities	35,512	27,511
Other non-current liabilities	42,226	36,490
Total Liabilities	2,434,389	2,006,181
Commitments and Contingencies
Capital:
Partners' capital common units: 21,605,093 and 21,018,009 issued and outstanding (after deducting 17,904,679 and 16,810,932 units held in treasury, at cost of $309,257 and $264,284, respectively	952,094	795,140
Accumulated other comprehensive loss	(151,874)	(131,803)
Total Partners' Capital	800,220	663,337
Noncontrolling interests in consolidated entities	1,240	5,711
Total Capital	801,460	669,048
Total Liabilities and Capital	$3,235,849	$2,675,229

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(in thousands, except common units and per common unit data)

	December 31,
	2022	2021
Revenue:
Diversified Industrial net sales	$1,285,666	$1,207,183
Energy net revenue	181,811	164,028
Financial Services revenue	227,964	153,685
Total revenue	1,695,441	1,524,896
Costs and expenses:
Cost of goods sold	1,096,936	1,004,093
Selling, general and administrative expenses	383,377	304,013
Asset impairment charges	3,162	—
Finance interest expense	16,907	7,693
Provision for loan losses	23,177	123
Interest expense	20,649	22,250
Gains from sales of businesses	(85,683)	(8,096)
Realized and unrealized (gains) losses on securities, net	(34,791)	24,044
Other income, net	(3,791)	(30,089)
Total costs and expenses	1,419,943	1,324,031
Income from continuing operations before income taxes and equity method investments	275,498	200,865
Income tax provision	73,944	84,089
Income of associated companies, net of taxes	(4,611)	(15,664)
Net income from continuing operations	206,165	132,440
Discontinued operations
Income from discontinued operations, net of taxes	—	138
Net gain from discontinued operations, net of taxes	—	138
Net income	206,165	132,578
Net income attributable to noncontrolling interests in consolidated entities (continuing operations)	(193)	(1,170)
Net income attributable to common unitholders	$205,972	$131,408
Net income per common unit - basic
Net income from continuing operations	$9.03	$6.09
Net income from discontinued operations	—	—
Net income attributable to common unitholders	$9.03	$6.09
Net income per common unit - diluted
Net income from continuing operations	$8.12	$4.96
Net income from discontinued operations	—	0.01
Net income attributable to common unitholders	$8.12	$4.97
Weighted-average number of common units outstanding - basic	22,813,588	21,561,200
Weighted-average number of common units outstanding - diluted	26,869,440	28,920,258
See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(in thousands)

	December 31,
	2022	2021
Net income	$206,165	$132,578
Other comprehensive income (loss), net of tax:
Gross unrealized gains on derivative financial instruments	—	182
Currency translation adjustments	(3,152)	(1,133)
Changes in pension liabilities and other post-retirement benefit obligations	(16,919)	41,797
Other comprehensive (loss) income	(20,071)	40,846
Comprehensive income	186,094	173,424
Comprehensive income attributable to noncontrolling interests	(193)	(1,170)
Comprehensive income attributable to common unitholders	$185,901	$172,254

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	(Loss) Income	Capital	Entities	Capital
Balance at December 31, 2020	37,837,439	(14,916,635)	$(219,245)	$707,309	$(172,649)	$534,660	$4,562	$539,222
Net income	—	—	—	131,408	—	131,408	1,170	132,578
Unrealized gains on available-for-sale securities	—	—	—	—	182	182	—	182
Currency translation adjustments	—	—	—	—	(1,133)	(1,133)	—	(1,133)
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	41,797	41,797	—	41,797
Equity compensation - restricted units	(8,498)	—	—	1,462	—	1,462	—	1,462
Purchases of SPLP common units		(1,894,297)	(45,039)	(45,039)	—	(45,039)	—	(45,039)
Other, net	—	—	—	—	—	—	(21)	(21)
Balance at December 31, 2021	37,828,941	(16,810,932)	(264,284)	795,140	(131,803)	663,337	5,711	669,048
Net income	—	—	—	205,972	—	205,972	193	206,165
Currency translation adjustments	—	—	—	—	(3,152)	(3,152)	—	(3,152)
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	(16,919)	(16,919)	—	(16,919)
Equity compensation - restricted units	1,712,781	—	—	1,280	—	1,280	—	1,280
Tax withholding related to vesting of restricted units	(31,950)	—	—	(1,394)	—	(1,394)	—	(1,394)
Purchases of SPLP common units	—	(1,093,747)	(44,973)	(44,973)	—	(44,973)	—	(44,973)
Purchases of subsidiary shares from noncontrolling interest	—	—	—	(3,942)	—	(3,942)	(4,664)	(8,606)
Other, net	—	—	—	11	—	11	—	11
Balance at December 31, 2022	39,509,772	(17,904,679)	$(309,257)	$952,094	$(151,874)	$800,220	$1,240	$801,460

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$206,165	$132,578
Gain from discontinued operations	—	138
Net income from continuing operations	206,165	132,440

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	23,177	123
Income of associated companies, net of taxes	(4,611)	(15,664)
Realized and unrealized (gains) losses on securities, net	(34,791)	24,044
Gains on sale of businesses	(85,683)	(8,096)
Gain on sale of property, plant and equipment	(940)	(6,646)
Derivative gains on economic interests in loans	(5,294)	(4,862)
Deferred income taxes	48,546	72,798
Depreciation and amortization	53,755	60,521
Non-cash lease expense	10,461	10,237
Equity-based compensation	1,280	1,462
Asset impairment charges	3,162	—
Other	(4,199)	(397)
Net change in operating assets and liabilities:
Trade and other receivables	(710)	(33,158)
Inventories	(41,086)	(48,344)
Prepaid expenses and other assets	(10,431)	(4,875)
Accounts payable, accrued and other liabilities	35,012	8,511
Net increase in loans held for sale	(404,043)	(110,461)
Net cash (used in) provided by operating activities - continuing operations	(210,230)	77,633
Net cash provided by operating activities - discontinued operations	—	138
Total cash (used in) provided by operating activities	(210,230)	77,771
Cash flows from investing activities:
Purchases of investments	(310,798)	(50,074)
Proceeds from sales of investments	19,828	24,667
Proceeds from maturities of investments	156,050	11,916
Loan originations, net of collections	(90,030)	1,029,093
Proceeds from sales of loans	—	530,969
Purchases of property, plant and equipment	(47,541)	(52,326)
Proceeds from sale of property, plant and equipment	1,241	6,979
Proceeds from sale of businesses	142,426	16,000
Acquisitions, net of cash acquired	(47,280)	—
Other	(454)	—
Net cash (used in) provided by investing activities	(176,558)	1,517,224
Cash flows from financing activities:
Net revolver (repayments) borrowings	(90,616)	119,703
Repayments of term loans	(82)	(182,832)
Purchases of the Company's common units	(44,973)	(45,039)
Net decrease in other borrowings	(291,117)	(1,753,478)
Distribution to preferred unitholders	(9,633)	(9,633)
Purchase of subsidiary shares from noncontrolling interests	(8,606)	—
Deferred finance charges	—	(2,712)
Tax withholding related to vesting of restricted units	(1,394)	—
Net increase in deposits	743,593	469,228
Net cash provided by (used in) financing activities	297,172	(1,404,763)
Net change for the period	(89,616)	190,232
Effect of exchange rate changes on cash and cash equivalents	(1,299)	(657)
Cash and cash equivalents at beginning of period	325,363	135,788
Cash and cash equivalents at end of period	$234,448	$325,363

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

Impact of COVID-19

The ongoing COVID-19 pandemic (in particular, the emergence of new variants of the virus across the globe) has caused, and continues to cause, significant disruptions in the U.S. and global economies. For example, national and local governments in the United States and around the world continue to implement measures to prevent the spread of COVID-19 and its variants, including, depending on location, travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, quarantines and other related measures. Such measures have previously restricted and some cases continue to restrict individuals’ daily activities and curtail or cease many businesses’ normal operations.

During the years ended December 31, 2022 and 2021, the Company did not experience any significant disruptions to its businesses due to COVID-19. Despite indications of economic recovery, the severity of the impact of the COVID-19 pandemic on the Company’s business in 2023 and beyond will depend on a number of uncertain factors and trends. Such factors and trends include, but are not limited to: the duration and severity of the virus and its current variants; the emergence of new variant strains; the availability and widespread use of vaccines; the impact of the global business and economic environment on liquidity and the availability of capital; and governmental actions that have been taken, or may be taken in the future, to mitigate adverse economic or other impacts or to mitigate the spread of the virus and its variants. The Company continues to monitor for any developments or updates to COVID-19 guidelines from public health and governmental authorities, as well as the protection of the health and safety of its personnel, and is continuously working to ensure that its health and safety protocols, business continuity plans and crisis management protocols are in place to help mitigate any negative impacts of the COVID-19 pandemic and other disease outbreaks on the Company’s employees, business or operations.

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
•Available-for-sale debt securities are reported at fair value, with unrealized gains and losses recognized in accumulated other comprehensive income or loss ("AOCI") as a separate component of SPLP's Partners' capital in both 2022 and 2021.
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

Trade Receivables, Net

Trade receivables, net, include amounts billed and due from customers. The Company maintains an allowance for doubtful accounts resulting from the inability or unwillingness of customers to make required payments. The allowance for doubtful accounts is based on a combination of factors including management's evaluation of the financial condition of the customer, historical experience, credit quality, whether any amounts are currently past due, the length of time accounts may be past due and management's determination of a customer's current ability to pay its obligations. Trade receivable balances are charged off against the allowance when it is determined that the receivables will not be recovered, and payments subsequently received on such receivables are credited to recovery of accounts written off. The Company believes that the credit risk with respect to trade receivables is limited due to this credit evaluation process. As of December 31, 2022, the top 10 of the Company's largest customer balances accounted for 27% of the Company's trade receivables. The Company's allowance for doubtful accounts for trade receivables was $2,414 and $3,510 as of December 31, 2022 and 2021, respectively. The Company recorded charges of $525 to the allowance offset by recoveries of $1,621 for the year ended December 31, 2022 and charges of $747 to the allowance offset by recoveries of $605 for the year ended December 31, 2021.

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

Goodwill and Other Intangible Assets, Net

Goodwill, which is not amortized, represents the difference between the purchase price and the fair value of identifiable net assets acquired in a business combination. Goodwill is tested for impairment at a reporting unit level, and all of the Company’s goodwill is assigned to its reporting units. Reporting units are determined based upon the Company’s organizational structure in place at the date of the goodwill impairment testing and are generally one level below the operating segment level. The Company tests goodwill annually for impairment as of December 1st, and additionally on an interim basis, if events occur or circumstances change that would indicate the carrying amount may be impaired. Examples of such events would include pertinent macroeconomic conditions, industry and market considerations, overall financial performance and other factors. An entity can choose between using a qualitative impairment test often referred to as “Step 0” or a quantitative impairment test often referred to as “Step 1”.

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

Indefinite-lived intangible assets, which are only within the Diversified Industrial segment, are tested for impairment at least annually, or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Companies can use the same two testing approaches for indefinite-lived intangibles as for goodwill. There were no impairments of goodwill or other intangible assets in 2022 and 2021.

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

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 18 - "Fair Value Measurements"). At December 31, 2022, outstanding derivatives mature within 3 to 5 years. Gains and losses resulting from changes in fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial Services revenue. Fair value represents the estimated amounts that WebBank would receive at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

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

Revenue Recognition

General

The Company accounts for a contract when it has approval and commitment from all parties, the rights and payment terms of the parties can be identified, the contract has commercial substance and the collectability of the consideration, or transaction price, is probable. At the inception of each contract, the Company evaluates the promised goods and services to determine whether the contract should be accounted for as having one or more performance obligations. A performance obligation is a promise to transfer a distinct good or service to a customer and represents the unit of accounting for revenue recognition. Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

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

The Company determines the transaction for each contract based on the best estimate of the consideration the Company expects to receive, which includes assumptions regarding variable consideration. The Company includes such estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Variable consideration is primarily estimated using the most likely amount method.

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

The Company recognizes revenue for each performance obligation when (or as) the performance obligation is satisfied by transferring control of the promised goods or services underlying the performance obligation to the customer. The transfer of control can occur over time or at a point in time. Performance obligations are satisfied at a point in time unless they meet at least one of the following criteria, in which case they are satisfied over time:

•The custom simultaneously receives and consumes the benefits provided by the Company's performance as it performs;

•The Company's performance creates or enhances an asset (for example, work in process) that the customer controls as the asset is created or enhanced; or

•The Company's performance does not create an asset with an alternative use to us and the Company has an enforceable right to payment for performance completed to date.

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

The Company has also entered into rebate agreements with certain customers. These programs are typically structured to incentivize the customers to increase their annual purchases from the Company. The rebates are usually calculated as a percentage of the purchase amount, and such percentages may increase as the customer's level of purchases rise. Rebates are recorded as a reduction of net sales in the Company's consolidated statements of operations. As of December 31, 2022 and 2021, accrued rebates payable totaled $21,815 and $15,432, respectively, and are included in Accrued liabilities on the Company's consolidated balance sheets.

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

Concentration of Revenue

No single customer accounted for 10% or more of the Company's consolidated revenues in 2022 or 2021.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The guidance will be effective for the Company beginning on January 1, 2023, due to the fact that the Company was classified as a smaller reporting company defined by the SEC at the time the rule was effective for public business entities. The guidance will be applied on a modified-retrospective basis, with any cumulative-effect adjustment recorded to retained earnings on the adoption date. The Company is currently evaluating the impact of ASU 2016-13 on trade receivables and other financial assets of its Diversified Industrial and Energy segments, but based upon its preliminary assessment the adoption of this guidance is not expected to have a material impact. The Company's Financial Services segment anticipates adoption of the new guidance will result in an increase of $5,248 to its Allowance for Loan Losses and a decrease of $3,862, net of tax cumulative effect adjustment to the beginning balance of retained earnings based on the Bank's portfolio composition as of December 31, 2022, and the current economic environment.

3. REVENUES

Disaggregation of Revenues

Revenues are disaggregated at the Company's segment level since the segment categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. For additional details related to the Company's reportable segments see Note 21 - "Segment Information."

The following table presents the Company's revenues disaggregated by geography for the years ended December 31, 2022 and 2021. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Year Ended December 31,
	2022	2021
United States	$1,613,438	$1,434,622
Foreign	82,003	90,274
Total revenue	$1,695,441	$1,524,896

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections result in billed trade receivables, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheets. The balances of contract assets as of December 31, 2022 and 2021 were $11,937 and $12,014, respectively. As of December 31, 2022 and 2021, the Company's return assets account was not material.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts that are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheets based on the timing of when the Company expects to recognize revenue.

Contract Liabilities
Balance at December 31, 2021	$3,396
Deferral of revenue	10,894
Recognition of unearned revenue	(9,910)
Balance at December 31, 2022	$4,380

Balance at December 31, 2020	$7,707
Deferral of revenue	8,977
Recognition of unearned revenue	(13,288)
Balance at December 31, 2021	$3,396

4. LEASES

The Company has operating and finance leases for operating plants, warehouses, corporate offices, housing facilities, vehicles and equipment. The Company's leases have remaining lease terms of up to 18 years.

The components of lease cost are as follows:

	Year Ended December 31,
	2022	2021
Operating lease cost	$9,669	$10,446
Short-term lease cost	$792	$632

Finance lease cost:
Amortization of right-of-use assets	$1,521	$1,323
Interest on lease liabilities	220	256
Total finance lease cost	$1,741	$1,579

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,110	$12,296
Operating cash flows from finance leases	$216	$256
Financing cash flows from finance leases	$1,995	$1,766
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19,567	$20,340
Finance leases	$1,863	$239

Supplemental balance sheet information related to leases is as follows:

	December 31, 2022	December 31, 2021	Location on Consolidated Balance Sheet
Operating leases
Operating lease right-of-use assets	$42,711	$36,636	Operating lease right-of-use assets

Current operating lease liabilities	$7,733	$9,364	Other current liabilities
Non-current operating lease liabilities	35,512	27,511	Long-term operating lease liabilities
Total operating lease liabilities	$43,245	$36,875

Finance leases
Finance lease assets	$7,296	$6,688	Property, plant and equipment, net

Current finance lease liabilities	$2,111	$590	Other current liabilities
Non-current finance lease liabilities	3,125	3,661	Other non-current liabilities
Total finance lease liabilities	$5,236	$4,251

	Year Ended December 31,
	2022	2021
Weighted-average remaining lease term (years)
Operating leases	7.30 years	6.25 years
Finance leases	2.85 years	3.41 years
Weighted-average discount rate
Operating leases	4.52%	3.35%
Finance leases	4.10%	4.15%

Maturities of lease liabilities, as of December 31, 2022, are as follows:

	Operating Leases	Finance Leases
2023	$9,335	$2,284
2024	8,390	1,757
2025	6,897	991
2026	5,419	480
2027	4,901	34
Thereafter	18,253	9
Total lease payments	53,195	5,555

Present value of current lease liabilities	7,733	2,111
Present value of long-term lease liabilities	35,512	3,125
Total present value of lease liabilities	43,245	5,236

Difference between undiscounted cash flows and discounted cash flows	$9,950	$319

5. ACQUISITIONS AND DIVESTITURES

WebBank Acquisition of Security Premium Finance

On August 2, 2022, the Company, through its wholly-owned subsidiary, WebBank, completed the acquisition of Security Premium Finance Company, LLC ("Security Premium Finance"), based in Coral Gables, Florida for a total purchase price of $47,280 which was financed with cash on hand. The purchase price contains a profit share interest valued at approximately $1,440, of which $190 was unpaid as of December 31, 2022. Security Premium Finance provides insurance premium financing services for commercial and consumer clients to purchase property and casualty insurance products. Security Premium Finance is included with WebBank in the Company's Financial Services segment. In connection with the acquisition, the Company recorded premium finance receivables, other intangible assets and goodwill associated with the acquisition, totaling approximately $43,124, $1,370 and $2,959, respectively, as well as other assets and liabilities. Other intangible assets primarily consist of agent relationships. The goodwill from the acquisition consists largely of the synergies expected from combining the operations of the two businesses. The goodwill of $2,959 is expected to be deductible for income tax purposes.

The fair values of the acquired assets and liabilities assumed are subject to change within the one-year measurement period. We obtained information to determine the fair values of the net assets acquired at the acquisition date during the measurement period. Since the initial valuation reflected in our financial results as of September 30, 2022, we have adjusted the estimated fair value for certain premium finance receivables and intangible assets based on updated information obtained during the measurement period. The adjusted purchase price allocation primarily resulted in the recognition of $11,797 of certain incremental premium finance receivables originated during the period August 2022 to November 2022, as provided for in the purchase agreement. The final purchase price and purchase price allocation, which is expected to be completed in the first quarter of 2023, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position. The results of operations of the acquired business are reported within the Company's Financial Services segment.

2022 Noncontrolling Interest Acquisition

On January 7, 2022, the Company entered into stock purchase agreements with certain stockholders of iGo, Inc. ("iGo") to purchase such stockholders' shares of iGo common stock at $5.50 per share in cash. Following the acquisition of such shares, the Company owned more than 90% of iGo's outstanding shares. On January 14, 2022, iGo merged with a subsidiary of the Company ("Merger") without a vote or meeting of iGo's stockholders pursuant to the short-form merger provisions under the Delaware General Corporation Law. All remaining shares of iGo common stock not owned by the Company immediately prior to the Merger were converted into the right to receive $5.50 per share in cash, and the Company acquired all iGo shares it previously did not own for approximately $8,606. Upon completion of the Merger, iGo became a wholly-owned subsidiary of the Company.

2022 Investment in Nonconsolidated Affiliate

On April 1, 2022, the Company acquired an interest in PCS-Mosaic Co-Invest L.P. ("PCS-Mosaic"), a private investment fund for a purchase price of approximately $23,600. The fund is primarily invested in specialized software development and training services. The Company accounts for its investment as an equity method investment as the Company does not have a controlling financial interest. The Company has not elected the fair value option to account for PCS-Mosaic which will be carried at cost, plus or minus the Company's share of net earnings or losses of the investment, subject to certain other adjustments. The Company’s share of net earnings or losses of the investment is included in Income of associated companies, net of taxes, on the Company’s consolidated statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Due to the timing of receiving financial information from PCS-Mosaic, the Company will record its share of net earnings or losses on a three month lag basis.

2022 Divestiture of SLPE Business

On April 25, 2022, the Company completed the sale of its subsidiary, SL Power Electronics Corporation ("SLPE"), to AEI US Subsidiary LLC, a subsidiary of Advanced Energy Industries, Inc. for a sales price of $144,500, consisting entirely of cash, subject to customary closing net working capital adjustments. The Company recognized a pre-tax gain from continuing operations of $86,507 which is presented in Gains from sales of businesses in the consolidated statement of operations for the year ended December 31, 2022. SLPE designed, manufactured, and marketed power conversion solutions for original equipment manufacturers in the medical, lighting, audio-visual, controls, and industrial sectors and comprised the Company’s Electrical Products business in the Diversified Industrial segment. SLPE recognized net sales of $19,408 and $65,974 and income before taxes of $72 and $5,120 for the years ended December 31, 2022 and December 31, 2021, respectively.

2021 Divestiture of Edge Business

On February 1, 2021, the Company completed the sale of its Edge business for a sales price of $16,000. The Company recognized a pre-tax gain of $8,096 which is presented in Gains from sales of businesses in the consolidated statement of operations during the year ended December 31, 2021. Edge provided roofing edge products and components utilized in the securement of perimeter roof edges and was part of the Company's OMG business in the Diversified Industrial segment. Edge recognized net sales of $17,534 and operating income of $1,250 for the year ended December 31, 2020.

6. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classifications of Loans receivable, including loans held for sale, held by WebBank at December 31, 2022 and 2021 are as follows:

	Total				Current		Non-current
	December 31, 2022	%	December 31, 2021	%	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Loans held for sale	$602,675		$198,632		$602,675	$198,632	$—	$—

Commercial real estate loans	$987	—%	$663	—%	—	—	987	$663
Commercial and industrial	857,817	87%	779,536	91%	472,934	293,965	384,883	485,571
Consumer loans	123,204	13%	76,067	9%	85,826	50,857	37,378	25,210
Total loans	982,008	100%	856,266	100%	558,760	344,822	423,248	511,444
Less:
Allowance for loan losses	(29,690)		(13,925)		(29,690)	(13,925)	—	—
Total loans receivable, net	$952,318		$842,341		529,070	330,897	423,248	511,444
Loans receivable, including loans held for sale (a)					$1,131,745	$529,529	$423,248	$511,444
(a)    The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, was $1,548,035 and $1,041,459 at December 31, 2022 and 2021, respectively.

Loans with a carrying value of approximately $323,740 and $167,437 were pledged as collateral for potential borrowings at December 31, 2022 and 2021, respectively. WebBank serviced $2,700 and $2,780 in loans for others at December 31, 2022 and 2021, respectively.

WebBank sold loans classified as loans held for sale of $16,249,021 and $10,239,741 during the year ended December 31, 2022 and 2021, respectively. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of consumer and small business loans. Amounts added to loans held for sale during the same periods were $16,744,182 and $10,371,109, respectively.

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
•Value of underlying collateral

Changes in the level of the ALLL reflect changes in these factors. The magnitude of the impact of each of these factors on the qualitative assessment of the ALLL changes from quarter to quarter according to the extent these factors are already reflected in historic loss rates and according to the extent these factors diverge from one another. Also considered is the uncertainty inherent in the estimation process when evaluating the ALLL. WebBank's ALLL increased $15,765, or 113%, during the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase in the ALLL during the year ended December 31, 2022 was driven by higher held-to-maturity ("HTM") loan balances, increased Q&E driven by macroeconomic concerns related to high inflation and recessionary pressure.

Changes in the ALLL are summarized as follows:

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2020	$22	$9,293	$17,744	$27,059
Charge-offs	—	(8,101)	(9,205)	(17,306)
Recoveries	27	2,532	1,490	4,049
Provision	(26)	5,481	(5,332)	123
December 31, 2021	23	9,205	4,697	13,925
Charge-offs	—	(6,095)	(4,011)	(10,106)
Recoveries	27	1,534	1,133	2,694
Provision	(22)	13,849	9,350	23,177
December 31, 2022	$28	$18,493	$11,169	$29,690

The ALLL and outstanding loan balances according to the Company's impairment method are summarized as follows:

December 31, 2022	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$8	$825	$—	$833
Collectively evaluated for impairment	20	17,668	11,169	28,857
Total	$28	$18,493	$11,169	$29,690
Outstanding loan balances:
Individually evaluated for impairment	$8	$4,357	$—	$4,365
Collectively evaluated for impairment	979	853,460	123,204	977,643
Total	$987	$857,817	$123,204	$982,008

December 31, 2021	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$9	$152	$—	$161
Collectively evaluated for impairment	14	9,053	4,697	13,764
Total	$23	$9,205	$4,697	$13,925
Outstanding loan balances:
Individually evaluated for impairment	$9	$2,079	$—	$2,088
Collectively evaluated for impairment	654	777,457	76,067	854,178
Total	$663	$779,536	$76,067	$856,266

Nonaccrual and Past Due Loans

Commercial and industrial loans past due 90 days or more and still accruing interest were $11,260 and $3,037 at December 31, 2022 and 2021, respectively. Consumer loans past due 90 days or more and still accruing interest were $4,680 and $460 at December 31, 2022 and 2021, respectively. The Company had nonaccrual loans of $788 at December 31, 2022. The Company had no nonaccrual loans at December 31, 2021.

Past due loans (accruing and nonaccruing) are summarized as follows:

December 31, 2022	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$987	$—	$—	$—	$987	$—	$—
Commercial and industrial	832,757	13,800	11,260	25,060	857,817	11,260	788
Consumer loans	115,054	3,470	4,680	8,150	123,204	4,680	—
Total loans	$948,798	$17,270	$15,940	$33,210	$982,008	$15,940	$788
(a)    Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

December 31, 2021	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$663	$—	$—	$—	$663	$—	$—
Commercial and industrial	772,157	4,342	3,037	7,379	779,536	3,037	—
Consumer loans	74,292	1,315	460	1,775	76,067	460	—
Total loans	$847,112	$5,657	$3,497	$9,154	$856,266	$3,497	$—
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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

December 31, 2022	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$979	$—	$8	$—	$987
Commercial and industrial	566,419	287,041	—	3,569	788	857,817
Consumer loans	123,204	—	—	—	—	123,204
Total loans	$689,623	$288,020	$—	$3,577	$788	$982,008

December 31, 2021	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$654	$—	$9	$—	$663
Commercial and industrial	308,443	465,333	3,681	2,079	—	779,536
Consumer loans	76,067	—	—	—	—	76,067
Total loans	$384,510	$465,987	$3,681	$2,088	$—	$856,266

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. When loans are impaired, an estimate of the amount of the balance that is impaired is made. A specific reserve is assigned to the loan based on the estimated present value of the loan's future cash flows discounted at the loan's effective interest rate, the observable market price of the loan or the fair value of the loan's underlying collateral less the cost to sell. When the impairment is based on the fair value of the loan's underlying collateral, the portion of the balance that is impaired is charged off, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, in accordance with the contractual loan agreement. WebBank recognized $254 and $135 on impaired loans for the years ended December 31, 2022 and 2021, respectively. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. Payments are recognized when cash is received. Information on impaired loans is summarized as follows:

		Recorded Investment
December 31, 2022	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$9	$—	$9	$9	$8	$9
Commercial and industrial	4,357	—	4,357	4,357	825	4,599
Total loans	$4,366	$—	$4,366	$4,366	$833	$4,608

		Recorded Investment
December 31, 2021	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate loans	$9	$—	$9	$9	$9	$10
Commercial and industrial	2,079	—	2,079	2,079	152	2,468
Total loans	$2,088	$—	$2,088	$2,088	$161	$2,478

During the year ended December 31, 2022, WebBank did not issue new loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The existing loans were funded by the PPP Liquidity Facility, have terms of between two and five years, and their repayment is guaranteed by the SBA. Payments by borrowers on the loans can begin up to 16 months after the note date, and interest will continue to accrue during the 16-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. The PPP loans are included in Commercial and industrial loans in the table above.

As of December 31, 2022, the total PPP loans and associated liabilities were $48,656 and $41,682, respectively. As of December 31, 2021, the total PPP loans and associated liabilities were $328,713 and $333,963, respectively. The total PPP loans and associated liabilities were included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of December 31, 2022 and 2021. The Bank has received forgiveness payments from the SBA and received payments from borrowers of $3,047,331 comprising 98.4% of its PPP portfolio through December 31, 2022.

The Company is offering loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with the interagency statement issued by the federal banking agencies provides that loan modifications made in response to COVID-19 do not need to be accounted for as a troubled debt restructuring ("TDR"). Accordingly, the Company does not account for such loan modifications as TDRs. The Company's loan modifications allow for payment deferrals, payment reduction, settlements amongst others. At December 31, 2022, the Company had granted loan modifications on $2,794 of loans. The program is ongoing and additional loans continue to be granted modifications. The Company granted approximately 4,852 short–term deferments on loan balances of $2,794, which represent 0.28% of total loan balances as of December 31, 2022. These loan modifications are not classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms.

7. INVENTORIES, NET

A summary of Inventories, net is as follows:

	December 31, 2022	December 31, 2021
Finished products	$57,487	$48,801
In-process	39,300	37,024
Raw materials	79,008	62,207
Fine and fabricated precious metal in various stages of completion	39,104	37,707
	214,899	185,739
LIFO reserve	(815)	(1,468)
Total	$214,084	$184,271

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, the Company purchases, maintains and utilizes precious metal inventory. The Company records certain precious metal inventory at the lower of LIFO cost or market value, with any adjustments recorded through Cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

The Company obtains certain precious metals under a fee consignment agreement. As of December 31, 2022 and 2021, the Company had approximately $29,381 and $30,751, respectively, of precious metals, principally silver, under consignment, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount recorded in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

	December 31, 2022	December 31, 2021
Supplemental inventory information:
Precious metals stated at LIFO cost	$6,678	$3,409
Precious metals stated under non-LIFO cost methods, primarily at fair value	$31,611	$32,830
Market value per ounce: (in whole dollars)
Silver	$23.91	$23.32
Gold	$1,824.52	$1,827.90
Palladium	$1,799.36	$1,915.07

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying amount of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Financial Services	Corporate and Other	Total
Balance at December 31, 2021:
Gross goodwill	$180,347	$67,143	$6,515	$81	$254,086
Accumulated impairments	(41,278)	(64,790)	—	—	(106,068)
Net goodwill	139,069	2,353	6,515	81	148,018
Acquisitions (a)	—	—	2,959	—	2,959
Divestitures (b)	(25,157)	—	—	—	(25,157)
Currency translation adjustments	(7)	—	—	—	(7)
Balance at December 31, 2022:
Gross goodwill	155,183	67,143	9,474	81	231,881
Accumulated impairments	(41,278)	(64,790)	—	—	(106,068)
Net goodwill	$113,905	$2,353	$9,474	$81	$125,813
(a)    Related to the acquisition of Security Premium Finance. See Note 5 - "Acquisitions and Divestitures."
(b)    Related to the divestiture of the SLPE business. See Note 5 - "Acquisitions and Divestitures."

	Diversified Industrial	Energy	Financial Services	Corporate and Other	Total
Balance at December 31, 2020:
Gross goodwill	$183,181	$67,143	$6,515	$81	$256,920
Accumulated impairments	(41,278)	(64,790)	—	—	(106,068)
Net goodwill	141,903	2,353	6,515	81	150,852
Divestitures (a)	(2,813)	—	—	—	(2,813)
Currency translation adjustments	(21)	—	—	—	(21)
Balance at December 31, 2021:
Gross goodwill	180,347	67,143	6,515	81	254,086
Accumulated impairments	(41,278)	(64,790)	—	—	(106,068)
Net goodwill	$139,069	$2,353	$6,515	$81	$148,018
(a)    Related to the divestiture of Edge. See Note 5 - "Acquisitions and Divestitures."

For 2022, the Company utilized a quantitative approach for all of its reporting units. The assessment was based on a combination of income and market approaches to estimate the fair value of the reporting units, which indicated that the fair values of the reporting units exceeded their respective carrying values. Significant assumptions used in the discounted cash flow analyses included expected future earnings and cash flows, which are based on management's current expectations, as well as the related risk-adjusted discount rate used to estimate fair value. There were no goodwill impairment charges recorded as a result of these assessments. It is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets are impaired. At December 31, 2022, the goodwill related to the Electrical Products reporting unit is at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for Electrical Products' services, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods. As of December 31, 2022 the Electrical Products reporting unit's fair value exceeded its net book value by 5% and the Electrical Products' reporting unit had goodwill of $46,445.

A summary of Other intangible assets, net is as follows:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$191,508	$132,246	$59,262	$212,589	$134,876	$77,713
Trademarks, trade names and brand names	46,601	21,755	24,846	50,477	21,516	28,961
Developed technology, patents and patent applications	32,762	23,276	9,486	32,554	21,519	11,035
Other	16,657	15,468	1,189	18,766	16,645	2,121
Total	$287,528	$192,745	$94,783	$314,386	$194,556	$119,830

Trademarks with indefinite lives as of December 31, 2022 and 2021 were $11,680 and $11,726, respectively. Amortization expense related to intangible assets was $15,361 and $18,466 for the years ended December 31, 2022 and 2021, respectively. The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Year Ending December 31,
	2023	2024	2025	2026	2027	Thereafter
Estimated amortization expense	$14,034	$13,481	$12,200	$10,206	$9,422	$23,760

9. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	December 31, 2022	December 31, 2021
Land	$22,723	$20,196
Buildings and improvements	101,223	96,425
Machinery, equipment and other	453,452	441,467
Construction in progress	21,721	17,050
	599,119	575,138
Accumulated depreciation	(360,609)	(340,162)
Property, plant and equipment, net	$238,510	$234,976

Depreciation expense was $38,394 and $42,055 for the years ended December 31, 2022 and 2021, respectively.

In March 2021, the Joining Materials business sold an idle facility in Toronto, Canada for $6,979. The Company recognized a gain on the sale of the idle facility of $6,646 in Other income, net during the year ended December 31, 2021.

10. INVESTMENTS

The following table summarizes the Company's long-term investments as of December 31, 2022 and 2021:

	Ownership %		Long-Term Investments Balance
	December 31,		December 31,
	2022	2021	2022	2021
Aerojet Rocketdyne Holdings, Inc. (a)	4.5%	4.9%	201,278	184,678
Steel Connect, Inc. ("STCN") convertible note (b)			14,521	14,841
STCN preferred stock (c)			35,000	34,255
STCN common stock	30.0%	30.1%	26,000	25,456
PCS-Mosaic (d)	59.0%		23,323	—
Other long-term investments			9,575	1,850
Total			$309,697	$261,080
(a)    Gross unrealized gains for Aerojet Rocketdyne Holdings, Inc. ("Aerojet") totaled $191,696 and $173,567 at December 31, 2022 and 2021, respectively.
(b)    Represents investment in STCN convertible note, which the Company accounts for under the fair value option with changes in fair value recognized in the Company's consolidated statements of operations. The Company entered into a convertible note with STCN ("STCN Note") on February 28, 2019, which matures on March 1, 2024. The cost basis of the STCN Note totaled $14,943 as of both December 31, 2022 and 2021. The STCN Note is convertible into shares of STCN's common stock at an initial conversion rate of 421.2655 shares of common stock per $1,000 principal amount of the STCN Note (which is equivalent to an initial conversion price of approximately $2.37 per share), subject to adjustment upon the occurrence of certain events. The STCN Note, if converted as of December 31, 2022, when combined with STCN common and preferred shares, also if converted, owned by the Company, would result in the Company having a direct interest of approximately 49.9% of STCN's outstanding shares.
(c)    Represents investment in shares of STCN preferred stock which the Company accounts for under the fair value option with changes in fair value recognized in the Company's consolidated statements of operations. The investment in STCN preferred stock had a cost basis of $35,688 as of both December 31, 2022 and 2021. Each share of preferred stock can be converted into shares of STCN's common stock at an initial conversion price equal to $1.96 per share, subject to adjustment upon the occurrence of certain events.
(d) Represents the Company's investment in PCS-Mosaic as described in Note 5 - Acquisitions and Divestitures.

	(Income) Loss of Associated Companies, Net of Taxes
	Year Ended December 31,
	2022	2021
STCN convertible notes	$243	$(583)
STCN preferred stock	(563)	(1,374)
STCN common stock	(4,502)	(9,786)
Aviat common stock	—	(3,921)
Other equity method investments	211	—
Total	$(4,611)	$(15,664)

The amount of unrealized gains (losses) that relate to equity securities still held as of December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
	2022	2021
Net gains (losses) recognized during the period on equity securities	$34,791	$(24,044)
Less: Net gains recognized during the period on equity securities sold during the period	17,025	44
Unrealized gains (losses) recognized during the period on equity securities still held at the end of the period	$17,766	$(24,088)

Equity Method Investments

The Company's investments in associated companies include STCN and PCS-Mosaic, which are accounted for under the equity method of accounting. STCN is accounted for using the fair value option, however, PCS-Mosaic is carried at cost, plus or minus the Company’s share of net earnings or losses of the investment. Associated companies are included in the Corporate and Other segment. Certain associated companies have a fiscal year end that differs from December 31. Additional information for SPLP's significant investments in associated companies is as follows:

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

	December 31, 2022
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Collateralized securities	$176,719	$146	$176,865	$176,719

Contractual maturities within:
One year to five years				169,783
Five years to ten years				5,281
After ten years				1,655
Total				$176,719

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$54,932	$225	$55,157	$54,932

Contractual maturities within:
One year to five years				42,218
Five years to ten years				11,199
After ten years				1,515
Total				$54,932

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

11. DEPOSITS

A summary of WebBank deposits is as follows:

	December 31, 2022	December 31, 2021
Time deposits year of maturity:
2022	—	246,291
2023	1,080,904	224,150
2024	197,664	153,585
2025	10,340	—
Total time deposits	1,288,908	624,026
Savings deposits	279,573	200,861
Total deposits (a)	$1,568,481	$824,887
Current	$1,360,477	$447,152
Long-term	208,004	377,735
Total deposits	$1,568,481	$824,887
(a)    WebBank has $1,057 of time deposits with balances greater than $250. The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of deposits was $1,566,699 and $827,073 at December 31, 2022 and 2021, respectively.

12. DEBT

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	December 31, 2022	December 31, 2021
Short-term debt:
Domestic	—	—
Foreign	$685	$100
Short-term debt	685	100
Long-term debt:
Credit Agreement	178,650	269,850
Other debt - foreign	—	—
Other debt - domestic	989	1,071
Subtotal	179,639	270,921
Less portion due within one year	67	1,071
Long-term debt	179,572	269,850
Total debt	$180,324	$271,021

Long-term debt as of December 31, 2022 matures in each of the next five years as follows:

	Total	2023	2024	2025	2026	2027	Thereafter
Long-term debt	$179,639	$67	$67	$67	$178,717	$721	$—

As of December 31, 2022, the Company's senior credit agreement, as amended and restated ("Credit Agreement"), covers substantially all of the Company's subsidiaries, with the exception of WebBank, and provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the “Revolving Credit Loans”), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a foreign currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The Credit Agreement permits, under certain circumstances, to increase the aggregate principal amount of revolving credit commitments under the Credit Agreement by $300,000 plus additional amounts so long as the Leverage Ratio would not exceed 3.50:1. Borrowings bear interest, at annual rates of either Base Rate, SOFR Rate or Term RFR, at the borrowers’ option, plus an applicable margin, as set forth in the Credit Agreement. As of December 31, 2022, the Credit Agreement also provides for a commitment fee of 0.150% to be paid on unused borrowings.

The Credit Agreement contains financial covenants, including: (i) a Leverage Ratio not to exceed 4.25 to 1.00 for quarterly periods as of the end of each fiscal quarter; provided, however, that notwithstanding the foregoing, following a Material Acquisition, Borrowers shall not permit the Leverage Ratio, calculated as of the end of each of the four (4) fiscal quarters immediately following such Material Acquisition (which, for the avoidance of doubt, shall commence with the fiscal quarter in which such Material Acquisition is consummated), to exceed 4.50 to 1.00 and (ii) an Interest Coverage Ratio, calculated as of the end of each fiscal quarter, not less than 3.00 to 1.00. The Credit Agreement also contains standard representations, warranties and covenants for a transaction of this nature, including, among other things, covenants relating to: (i) financial reporting and notification; (ii) payment of obligations; (iii) compliance with law; (iv) maintenance of insurance; and (v) maintenance of properties. As of December 31, 2022 the Company was in compliance with all financial covenants under the Credit Agreement. The Company believes it will remain in compliance with the Credit Agreements covenants for the next twelve months. The Credit Agreement will expire on December 29, 2026.

The weighted average interest rate on the Credit Agreement was 5.63% at December 31, 2022. As of December 31, 2022, letters of credit totaling $10,640 had been issued under the Credit Agreement. The primary use of the Company's letters of credit are to support the performance and financial obligations for environmental matters, insurance programs and real estate leases. The Credit Agreement permits the Company to borrow for the dividends on its preferred units, pension contributions, investments, acquisitions and other general corporate expenses. Based on financial results as of December 31, 2022, the Company's total availability under the Credit Agreement, which is based upon Consolidated Adjusted EBITDA and certain covenants as described in the Credit Agreement, was approximately $410,700 as of December 31, 2022.

13. FINANCIAL INSTRUMENTS

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 18 - "Fair Value Measurements"). As of December 31, 2022, outstanding derivatives mature within 3 to 5 years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial Services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Precious Metal and Commodity Inventories

As of December 31, 2022, the Company had the following outstanding forward contracts with settlement dates through January 2023. There were no futures contracts outstanding as of December 31, 2022.

Commodity	Amount (in whole units)	Notional Value
Silver	86,155 ounces	$2,001
Gold	904 ounces	$1,627
Palladium	1,937 ounces	$3,351
Copper	257,000 pounds	$950
Tin	13 metric tons	$324

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets are as follows:

	Fair Value of Derivative Assets (Liabilities)
	December 31, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as ASC Topic 815 hedges
Commodity contracts	Accrued liabilities	$(70)	Accrued liabilities	$(53)
Derivatives not designated as ASC Topic 815 hedges
Commodity contracts	Accrued liabilities	$(177)	Accrued liabilities	$(349)
Economic interests in loans	Other non-current assets	$5,728	Other non-current assets	$6,483

The effects of fair value and cash flow hedge accounting in the consolidated statements of operations for the years ended December 31, 2022 and 2021 are not material.

The effects of derivatives not designated as ASC Topic 815 hedging instruments in the consolidated statements of operations for the years ended December 31, 2022 and 2021 are as follows:

		Amount of Gain (Loss) Recognized in Income
		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	2022	2021
Commodity contracts	Other income (expense), net	$521	$(203)
Economic interests in loans	Financial Services Revenue	5,294	4,862
Total derivatives		$5,815	$4,659

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

As of December 31, 2022 and 2021, WebBank's undisbursed loan commitments totaled $606,537 and $218,090, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

14. PENSION AND OTHER POST-RETIREMENT BENEFITS

The Company's significant pension plans include two defined benefit pension plans. The WHX Pension Plan II ("WHX Plan II") is sponsored by the Company's subsidiary, Handy & Harman Ltd. ("HNH"). HNH's subsidiary, JPS Industries Holdings LLC ("JPS"), sponsors the Retirement Pension Plan for Employees of JPS Industries Holdings LLC ("JPS Pension Plan"). All future benefit accruals under the WHX Plan and JPS Pension Plan were frozen as of December 31, 2015, or such earlier effective dates as were applicable to each respective group. The Company's other pension and post-retirement benefit plans are not significant individually or in the aggregate.

Immediately prior to March 31, 2022, HNH sponsored both the WHX & API Foils Pension Plan ("WHX & API Plan") and the WHX II Plan. Effective March 31, 2022, the WHX & API Plan merged into the WHX II Plan, and all participants of both former plans are now participants of the WHX II Plan, which is the surviving merged plan. The merger of the two plans did not have any impact to the participants.

For the WHX II Plan and the JPS Pension Plan, net actuarial losses are being amortized over the average future lifetime of the participants in each plan's population. The Company believes that use of the future lifetime of the participants is appropriate because the plans are inactive.

The following table presents the components of net pension (income) expense for the Company's pension plans:

	Year Ended December 31,
	2022	2021
Interest cost	$9,541	$7,516
Expected return on plan assets	(25,342)	(25,288)
Amortization of actuarial loss and prior service credit	8,560	11,804
Settlement	—	1,863
Total	$(7,241)	$(4,105)

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

Actuarial assumptions used to develop the components of pension expense were as follows:

	Year Ended December 31,
	2022	2021
Weighted-average discount rate	2.54%	2.15%
Weighted-average expected long-term rate of return on plan assets	6.50%	6.50%

Summarized below is a reconciliation of the funded status for the Company's qualified defined benefit pension plans:

	December 31,
	2022	2021
Change in benefit obligation:
Benefit obligation at January 1	$484,030	$541,908
Interest cost	9,541	7,516
Actuarial (gain) loss	(84,651)	(15,199)
Settlement	—	(12,257)
Benefits paid	(36,288)	(37,938)
Benefit obligation at December 31	372,632	484,030
Change in plan assets:
Fair value of plan assets at January 1	405,604	362,627
Actual returns on plan assets	(90,375)	51,729
Benefits paid	(36,288)	(37,938)
Company contributions	12,437	41,443
Settlement	—	(12,257)
Fair value of plan assets at December 31	291,378	405,604
Funded status	$(81,254)	$(78,426)
Amounts recognized on the consolidated balance sheets:
Non-current liability	$(81,254)	$(78,426)
Total	$(81,254)	$(78,426)

The table below summarizes the weighted-average assumptions used to determine benefit obligations:

	Year Ended December 31,
	2022	2021
Weighted-average discount rate	5.27%	2.63%

Pretax amounts included in Accumulated other comprehensive loss are as follows:

	Year Ended December 31,
	2022	2021
Net actuarial loss	$206,505	$183,999
Accumulated other comprehensive loss	$206,505	$183,999

Other pretax changes in plan assets and benefit obligations recognized in comprehensive income (loss) are as follows:

	Year Ended December 31,
	2022	2021
Current year actuarial loss	$31,066	$(45,546)
Amortization of actuarial loss	(8,560)	(13,666)
Settlement (gain)/loss	—	3,906
Total recognized in comprehensive (loss) income	$22,506	$(55,306)

Benefit obligations were in excess of plan assets at both December 31, 2022 and 2021. Additional information for the plans with accumulated benefit obligations in excess of plan assets follows:

	December 31,
	2022	2021
Projected benefit obligation	$372,632	$484,030
Accumulated benefit obligation	$372,632	$484,030
Fair value of plan assets	$291,378	$405,604

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

The table below presents the fair value of the Company's plan assets by asset category segregated by level within the fair value hierarchy, as follows:

	Assets at Fair Value as of December 31, 2022
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. and international mid-cap	$38,925	$—	$—	$38,925
U.S. and international large-cap	59,881	—	—	59,881
U.S. and international small-cap	9,581	—	—	9,581
Fixed income securities	988	—	—	988
Mortgage backed securities	—	8,727	—	8,727
U.S. Government debt securities	—	4,369	—	4,369
Corporate bonds and loans	4,058	20,817	—	24,875
Convertible promissory notes	—	—	2,643	2,643
Subtotal	$113,433	$33,913	$2,643	149,989
Pension assets measured at net asset value (1)
Hedge funds and hedge fund-related strategies				94,668
Private equity				43,416
Total pension assets measured at net asset value				138,084
Cash and cash equivalents				4,725
Net payables				(1,420)
Total pension assets				$291,378

	Assets at Fair Value as of December 31, 2021
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. mid-cap	$54,492	$—	$—	$54,492
U.S. and international large-cap	105,685	—	—	105,685
U.S. small-cap	14,653	—	—	14,653
Fixed income securities	1,732	—	—	1,732
Mortgage and other asset-backed securities	—	10,831	—	10,831
U.S. Government debt securities	—	14,918	—	14,918
Corporate bonds and loans	6,106	23,041	—	29,147
Convertible promissory notes	—	129	2,500	2,629
Subtotal	$182,668	$48,919	$2,500	234,087
Pension assets measured at net asset value (1)
Hedge funds and hedge fund-related strategies				120,099
Private equity				38,278
Total pension assets measured at net asset value				158,377
Cash and cash equivalents				16,827
Net payables				(3,687)
Total pension assets				$405,604
(1)    Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

During 2022, the changes to the pension plans' Level 3 assets were as follows:

Year Ended December 31, 2022	Convertible Promissory Notes	Stock Warrants	Private Company Common Stock	Total
Beginning balance as of January 1, 2022	$2,500	$—	$—	$2,500
Gains or losses included in changes in net assets	143	—	—	143
Ending balance as of December 31, 2022	$2,643	$—	$—	$2,643

During 2021, the changes to the pension plans' Level 3 assets were as follows:

Year Ended December 31, 2021	Convertible Promissory Notes	Stock Warrants	Private Company Common Stock	Total
Beginning balance as of January 1, 2021	$10,330	$1,033	$1,400	$12,763
Gains or losses included in changes in net assets	(2,681)	(1,033)	(1,400)	(5,114)
Purchases	(5,149)	—	—	(5,149)
Ending balance as of December 31, 2021	$2,500	$—	$—	$2,500

The Company's policy is to recognize transfers in and transfers out of Level 3 as of the date of the event or change in circumstances that caused the transfer. During 2022 and 2021, there was no transfer in or transfer out of Level 3.

The following tables present the category, fair value, unfunded commitments, redemption frequency and redemption notice period of those assets for which fair value was estimated using the net asset value per share (or its equivalents), as well as plan assets which have redemption notice periods, as of December 31, 2022 and 2021:

Class Name	Fair Value December 31, 2022	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds	$94,668	$—	(1)	60 - 180 days
Private equity	43,416	17,668	(2)	(2)

Class Name	Fair Value December 31, 2021	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds	$120,099	$—	(1)	60 - 180 days
Private equity	38,278	27,802	(2)	(2)
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

For the year ending December 31, 2023, the minimum required contribution to the Company's pension plans is approximately $5,720. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events.

Benefit Payments

Estimated future benefit payments for the pension plans are as follows:

Years	Pension Benefit Payments
2023	$38,366
2024	37,665
2025	36,435
2026	35,191
2027	33,836
2027-2031	147,016

15. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of December 31, 2022, the Company had 21,605,093 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

The Board of Directors has approved the repurchase of up to an aggregate of 7,770,240 of the Company's common units (the "Repurchase Program"). The Repurchase Program, which was announced on December 7, 2016, supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. During the year ended December 31, 2022, the Company purchased 1,093,747 common units for an aggregate purchase price of $44,973. From the inception of the Repurchase Program until December 31, 2022 the Company had purchased 7,345,992 common units for an aggregate purchase price of approximately $144,358. As of December 31, 2022, there remained 424,248 units that may yet be purchased under the Repurchase Program.

Incentive Award Plan

The Company's 2018 Incentive Award Plan (the "2018 Plan") provides equity-based compensation through the grant of options to purchase the Company's limited partnership units, unit appreciation rights, restricted units, phantom units, substitute awards, performance awards, other unit-based awards, and includes, as appropriate, any tandem distribution equivalent rights granted with respect to an award (collectively, the "LP Units"). On May 18, 2020, the Company's unitholders approved the Amended and Restated 2018 Incentive Award Plan (the "Second A&R 2018 Plan"), which increased the number of LP Units issuable under the 2018 Plan by 500,000 to a total of 1,000,000 LP Units. On June 9, 2021, the Company's unitholders approved the Second Amended and Restated 2018 Incentive Award Plan, which increased the number of LP Units issuable under the 2018 Plan by 1,000,000 to a total of 2,000,000 LP Units. The Company granted 44,352 restricted units under the Second A&R 2018 Plan during the year ended December 31, 2022. Such LP Units were valued based upon the market value of the Company's LP Units on the date of grant, and collectively represent approximately $1,484 of unearned compensation that will be recognized as expense ratably over the vesting period of the units. The grants have cliff vesting periods that range from one to three years from the date of grant. As of December 31, 2022, total unrecognized compensation costs related to restricted units were $1,640 and are expected to be recognized over a weighted average remaining period of 1.6 years.

Preferred Units

The Company's 6.0% Series A preferred units, no par value (the "SPLP Preferred Units") entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared cash distributions of approximately $9,633 to preferred unitholders for both the years ended December 31, 2022 and 2021, respectively. The SPLP Preferred Units have a term of nine years, ending February 2026, and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as non-current liabilities, including accrued interest expense, on the Company's consolidated balance sheets as of December 31, 2022 and 2021 because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as liabilities, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of operations. As of December 31, 2022 and 2021, there were 6,422,128 SPLP Preferred Units outstanding.

Incentive Unit Awards

In 2012, SPLP issued to the Manager partnership profits interests in the form of Incentive Units which entitle the holder generally to share in 15% of the increase in the equity value of the Company, based on the volume weighted average price of the Company’s common units for the 20 trading days prior to the year-end measurement date. In 2015, the Manager assigned its rights to Incentive Units to a related party, SPH SPV-I LLC. Vesting in Incentive Units is measured annually on the last day of the Company’s fiscal year and is based upon exceeding a baseline equity value per common unit which was $39.26 and was determined when the most recent award vested on December 31, 2021. The number of outstanding Incentive Units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The measurement date equity value per common unit is determined by calculating the volume weighted average price ("VWAP") of the Company’s common units for 20 trading days prior to a measurement date. If an Incentive Unit award vests as of an annual measurement date they will be issued as Class C units. As of the annual measurement date on December 31, 2022, 200,253 Incentive Units vested as the Company’s VWAP exceeded the baseline equity value of $39.26, and upon vesting, were classified as Class C units. Following their issuance, the Incentive Units will automatically convert to common units at a future date (as discussed below). The Incentive Unit award was granted in 2012 for accounting purposes and expense was recognized over the derived service period; therefore, no expense will be recognized for future issuances or vesting of Incentive Unit Awards.

Upon vesting in Incentive Units, the baseline equity value will be recalculated as the new baseline equity value to be assessed at the next annual measurement date. As of December 31, 2022, the number of Incentive Units for future vesting in awards was 21,805,346 which is the sum of 21,605,093 common units outstanding and 200,253 vested Incentive Units as of year end. As of December 31, 2022, the baseline equity value per common unit was calculated as $41.82 due to vesting of Incentive Units. If the baseline equity value is not exceeded as of an annual measurement date, then no portion of annual Incentive Units will be classified as Class C common units for that year and the baseline equity value per common unit will be the same amount as determined upon the prior vesting. The Class C units have the same rights as the LP Units, including, without limitation, with respect to partnership distributions and allocations of income, gain, loss and deduction, in all respects, except that liquidating distributions made by the Company to such holder may not exceed the amount of its capital account allocable to such Class C units and such Class C units may not be sold in the public market, until they have converted into LP Units. At such time that the amount of the capital account allocable to a Class C unit is equal to the amount of the capital account allocable to an LP Unit, such Class C unit shall convert automatically into an LP Unit.

Accumulated Other Comprehensive Loss

Changes, net of tax, where applicable, in AOCI are as follows:

	Unrealized loss on available-for-sale securities	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2020	$(274)	$(12,828)	$(159,547)	$(172,649)
Net other comprehensive income (loss) attributable to common unitholders (a)	182	(1,133)	41,797	40,846
Balance at December 31, 2021	$(92)	$(13,961)	$(117,750)	$(131,803)
Net other comprehensive loss attributable to common unitholders (a)	—	(3,152)	(16,919)	$(20,071)
Balance at December 31, 2022	$(92)	$(17,113)	$(134,669)	$(151,874)
(a)    Net of tax benefit of approximately $5,175 and $13,370 for the years ended December 31, 2022 and 2021, respectively, principally related to changes in pension liabilities and other post-retirement benefit obligations.

16. INCOME TAXES

Details of the Company's tax provision (benefit) are as follows:

	Year Ended December 31,
	2022	2021
Income before income taxes and equity method investments
Domestic	$271,086	$190,570
Foreign	4,412	10,295
Total	$275,498	$200,865

Income taxes:
Current:
Federal	$11,967	$2,229
State	10,673	6,502
Foreign	2,758	2,560
Total income taxes, current	25,398	11,291
Deferred:
Federal	45,940	67,062
State	2,758	6,416
Foreign	(152)	(680)
Total income taxes, deferred	48,546	72,798
Income tax provision	$73,944	$84,089

The following is a reconciliation of the income tax provision computed at the federal statutory rate of 21 percent to the actual income tax rate are as follows:

	Year Ended December 31,
	2022	2021
Income before income taxes and equity method investments	$275,498	$200,865
Federal income tax provision at statutory rate	$57,855	$42,182
Loss passed through to common unitholders (a)	2,736	2,088
	60,591	44,270
State income taxes, net of federal effect	10,892	12,022
Change in valuation allowance	(3,019)	(2,739)
Foreign tax rate differences	2,456	1,553
Uncertain tax positions	(119)	(126)
Federal and state audits	14	(827)
Unrealized Gain on Investments (b)	1,417	35,143
Gain on the Sale of Businesses	2,835	—
NOL carryback – rate differential	—	119
Recognition of Basis Step-Up	—	(3,612)
Permanent differences and other	(1,123)	(1,714)
Income tax provision	$73,944	$84,089
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

The effects of temporary differences that give rise to the deferred tax assets and liabilities are presented as follows:

	December 31,
	2022	2021
Deferred Tax Assets:
Operating loss carryforwards (a)	$36,266	$61,598
Postretirement and postemployment employee benefits	20,781	20,798
Tax credit carryforwards	2,144	4,449
Accrued costs	5,079	6,993
Investment impairments and unrealized losses	9,338	5,416
Inventories	4,713	4,409
Environmental costs	6,146	5,235
Capital loss	—	18,471
Allowance for doubtful accounts and loan losses	7,974	4,277
Lease liabilities	10,024	8,247
Deferred Compensation	5,150	3,127
Other	3,658	2,622
Gross deferred tax assets	111,273	145,642

Deferred Tax Liabilities:
Intangible assets	(17,239)	(21,523)
Fixed assets	(26,148)	(26,032)
Unrealized gain on investment (b)	(76,427)	(69,491)
Right of use assets	(10,021)	(8,249)
Other	(1,098)	(4,566)
Gross deferred tax liabilities	(130,933)	(129,861)
Valuation allowance (c)	(20,902)	(29,455)
Net deferred tax liabilities	$(40,562)	$(13,674)

Classified on the Company's consolidated balance sheets as follows:
Deferred tax assets	493	$—
Deferred tax liabilities	41,055	13,674
	$(40,562)	$(13,674)
(a)    The ability for certain subsidiaries to utilize net operating losses and other credit carryforwards may be subject to limitation upon changes in control.
(b)    Includes taxes on unrealized gains on investment from related parties, which are eliminated for financial statement purposes.
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

The Tax Cuts and Jobs Act of 2017 ("TCJA") amended Section 174 to require capitalization of all research and developmental ("R&D") costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the U.S., or over 15 years if the activities were performed outside the U.S. The Company capitalized approximately $12,981 of R&D expenses incurred as of December 31, 2022. The CARES Act made tax law changes to provide financial relief to companies as a result of business impacts of COVID-19. The Company elected to take the available relief under the CARES Act to defer payments of certain payroll taxes. As of December 31, 2022, the Company has paid the total amount of payroll taxes deferred.

On August 16, 2022, the Inflation Reduction Act ("IRA") was signed into law in the United States. Among other provisions, the IRA includes a 15.0% corporate minimum tax rate applied to certain large corporations and a 1.0% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact on our consolidated financial statements.

At December 31, 2022, the Company's corporate subsidiaries had carryforwards of U.S. federal NOLs of approximately $119,869; of this amount, $110,508 expire in 2023 through 2037 and $9,361 are not subject to expiration. The Company generated federal NOLs of approximately $296 during the year which have an unlimited carryforward period. In addition, there are federal NOLs that can only be utilized by the corporate subsidiaries that generated the prior year losses, commonly called separate return limitation year ("SRLY") NOLs, totaling $56,174, of which $50,600 will expire in 2023 through 2037, and $5,574 which are not subject to expiration. The Company has a valuation allowance to reserve its deferred tax asset associated with the SRLY NOLs. U.S. income taxes were not provided on cumulative undistributed foreign earnings as of December 31, 2022 and 2021. Foreign undistributed earnings remain indefinitely reinvested in foreign operations, therefore, no provision for U.S. income taxes was accrued.

The Company's corporate subsidiaries have NOLs in foreign jurisdictions totaling $15,352. A valuation allowance has been established against a significant portion of the deferred tax asset associated with the foreign NOLs. There are NOLs in various states in which the subsidiaries operate. The amount totaled $11,175 and expires in 2023 through 2042. A valuation allowance has been established against a significant portion of the deferred tax asset associated with the state NOLs.

The Company's corporate subsidiaries have federal research and development credit carryforwards of $780 that expire in 2023, and state research and development credit carryforwards of $18,157 for which a significant amount do not expire. The Company has a valuation allowance to reserve a significant portion of its deferred tax assets associated with the credit carryforwards.

Unrecognized Tax Benefits

U.S. GAAP provides that the tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The change in the amount of unrecognized tax benefits for 2022 and 2021 was as follows:

Balance at December 31, 2020	42,379
Additions for tax positions related to current year	362
Additions for tax positions related to prior years	$—
Payments	(229)
Reductions due to lapsed statutes of limitations and expiration of credits	(459)
Balance at December 31, 2021	$42,053
Additions for tax positions related to current year	273
Additions for tax positions related to prior years	727
Payments	(347)
Reductions due to lapsed statutes of limitations and expiration of credits	(2,849)
Balance at December 31, 2022	$39,857

The Company's total gross unrecognized tax benefits were $39,857 and $42,053 at December 31, 2022 and 2021, respectively, of which $36,483, if recognized, would affect the provision for income taxes. In 2022, the Company reversed $2,849 of reserves upon the expiration of the statutes of limitations with applicable taxing authorities and the expiration of time for utilizing certain credits for which a full reserve is maintained. As of December 31, 2022, it is reasonably possible that unrecognized tax benefits may decrease by $2,609 in the next 12 months due to the expiration of statutes of limitations. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions in its income tax provision in the consolidated statement of operations. For 2022 and 2021, the amount of such interest and penalties recognized was $547 and $5, respectively.

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

17. NET INCOME PER COMMON UNIT

The following data was used in computing net income per common unit shown in the Company's consolidated statements of operations:

	December 31,
	2022	2021
Net income from continuing operations	$206,165	$132,440
Net income attributable to noncontrolling interests in consolidated entities (continuing operations)	(193)	(1,170)
Net income from continuing operations attributable to common unitholders	205,972	131,270
Net income from discontinued operations attributable to common unitholders	—	138
Net income attributable to common unitholders	205,972	131,408
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a)	12,311	12,311
Net income attributable to common unitholders – assuming dilution	$218,283	$143,719
Net income per common unit - basic
Net income from continuing operations	$9.03	$6.09
Net income from discontinued operations	—	—
Net income attributable to common unitholders	$9.03	$6.09
Net income per common unit – diluted
Net income attributable to common unitholders	$8.12	$4.96
Net income from discontinued operations	—	0.01
Net income attributable to common unitholders	$8.12	$4.97
Denominator for net income per common unit - basic (b)	22,813,588	21,561,200
Effect of dilutive securities:
Unvested restricted common units	137,906	177,439
SPLP Preferred Units	3,917,946	7,181,619
Denominator for net income per common unit - diluted (a)	26,869,440	28,920,258
(a)    Assumes the SPLP Preferred Units were redeemed in common units as described in Note 15 - "Capital and Accumulated Other Comprehensive Loss."
(b)    As of the annual measurement date on December 31, 2022, 200,253 incentive units vested. The incentive units are expected to be issued in the first quarter of our fiscal year ending December 31, 2023.
18. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of December 31, 2022 and 2021 are summarized by type of inputs applicable to the fair value measurements as follows:

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	$234,039	$—	$52,336	$286,375
Precious metal and commodity inventories recorded at fair value	32,896	—	—	32,896
Economic interests in loans (b)	—	—	5,728	5,728
Warrants (c)	—	—	3,564	3,564
Total	$266,935	$—	$61,628	$328,563

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$247	$—	$247
Other precious metal liabilities	30,115	—	—	30,115
Total	$30,115	$247	$—	$30,362

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	210,995	—	50,085	261,080
Precious metal and commodity inventories recorded at fair value	35,438	—	—	35,438
Economic interests in loans (b)	—	—	6,483	6,483
Warrants (c)	—	—	6,929	6,929
Total	$246,433	$—	$63,497	$309,930

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$402	$—	$402
Other precious metal liabilities	31,725	—	—	31,725
Total	$31,725	$402	$—	$32,127
(a)    For additional detail of the long-term investments see Note 10 - "Investments." The investment in PCS-Mosaic of $23,323 is not included in the fair value leveling tables as it is valued at cost.
(b)    For additional detail of the economic interests in loans see Note 13 - "Financial Instruments."
(c)    Included within Other non-current assets in the Company's consolidated balance sheets.

There were no transfers of securities among the various measurement input levels during the years ended December 31, 2022 or 2021.

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

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long Term Investments in Associated Companies (a)	Economic Interests in Loans (b)	Warrants (b)	Total
Balance at December 31, 2020	$48,434	$11,599	$2,618	$62,651
Purchases	95	—	—	95
Sales and cash collections	(632)	(9,978)	(2,377)	(12,987)
Realized gains on sale	182	4,862	6,688	11,732
Unrealized gains	2,006	—	—	2,006
Balance at December 31, 2021	50,085	6,483	6,929	63,497
Purchases	1,826	—	—	1,826
Sales and cash collections	—	(6,049)	(1,215)	(7,264)
Realized gains on sale	—	5,294	(2,150)	3,144
Unrealized gains	746	—	—	746
Unrealized losses	(321)	—	—	(321)
Balance at December 31, 2022	$52,336	$5,728	$3,564	$61,628
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

Long-Term Investments - Valuation Techniques

The Company estimates the value of its investments in STCN preferred stock and the STCN Note using a Binomial Lattice Model and Monte Carlo simulation. Key inputs in these valuations include the trading price and volatility of STCN's common stock, the risk-free rate of return, as well as the dividend rate, conversion price, redemption date of the preferred stock and the maturity date of the STCN Note. The fair value of the Company’s investment in STCN preferred stock as of December 31, 2022 was its par value because the Company has the right to redeem and the issuer has the right to convert the instrument at the redemption value.

Marketable Securities and Other - Valuation Techniques

The Company determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities.

The Company uses net asset value included in quarterly statements it receives in arrears from a venture capital fund to determine the fair value of such fund and determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities. The fair value of the derivatives held by WebBank (see Note 13 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flows analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 7.29% to 35.89%, a constant default rate of 1.72% to 21.91% and a discount rate of 0.27% to 25.65%.

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

The legal proceedings and environmental investigations are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs, and for future investigations and remedial actions. In some cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues liabilities associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of December 31, 2022, on a consolidated basis, the Company recorded liabilities of $12,692 and $24,765 in Accrued liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet. As of December 31, 2021, on a consolidated basis, the Company recorded liabilities of $2,043 and $23,801 in Accrued Liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. In addition, the Company believes that it has or may have insurance coverage available for several of these matters. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

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

The sites where certain of the Company's subsidiaries have environmental liabilities include the following:

The Company has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a former manufacturing facility located in Fairfield, Connecticut. An ecological risk assessment of the wetlands portion was submitted in the second quarter of 2016 to the CTDEEP for their review and approval. Company officials continue to meet with CTDEEP representatives to address a final workplan. Additional investigation of the wetlands is expected, pending approval of a mutually acceptable wetlands work plan. An updated work plan to investigate the upland portion of the parcel was prepared by the Company and approved by the CTDEEP in March 2018 and completed during 2019 and 2020. Additional upland investigatory work will be required to fully define the areas requiring remediation and is also dependent upon CTDEEP requirements and approval. Based on currently known information, the Company reasonably estimates that it may incur aggregate losses over a period of multiple years of between $10,500 and $17,500. The Company has a reserve of $14,500 recorded for future remediation costs, which is our best estimate within this range of potential losses. Due to the uncertainties, there can be no assurance that the final resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

In 1986, a subsidiary of the Company entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") to investigate and remediate property in Montvale, New Jersey that it purchased in 1984. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. The Company has been actively investigating and remediating the soil and groundwater since that time and has completed the implementation of the improved groundwater treatment system in operation at the property. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs and other related costs are contractually allocated 75% to the former owner/operator and 25% jointly to the Company, all after having the first $1,000 paid by the former owner/operator. Additionally, the Company had been reimbursed indirectly through insurance coverage for a portion of the costs for which it is responsible. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse the Company for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. A reserve of approximately $900 has been established for the Company's expected 25% share of anticipated costs at this site, which is based upon the recent selection of a final remedy, on-going operations and maintenance, additional investigations and monitored natural attenuation testing over the next 30 years. Also, a reserve and related receivable of approximately $2,700 has been established for the former owner/operator’s expected share of anticipated costs at this site. On December 18, 2019, the State of New Jersey ("State") filed a complaint against the Company and other non-affiliated corporations related to former operations at this location. The State is seeking unspecified damages, including reimbursement for all cleanup and removal costs and other damages that the State claims it has incurred, including the lost value of, and reasonable assessment costs for, any natural resource injured as a result of the alleged discharge of hazardous substances and pollutants, as well as attorneys' fees and costs. On March 16, 2020, the Company filed a partial motion to dismiss, resulting in dismissal with prejudice of the State's trespass claim and limiting the damages recoverable through the State's public nuisance claim to monetary relief associated with abatement. On June 11, 2020, the State filed an Amended Complaint, bringing the same claims as the original complaint. On July 1, 2020, the Company answered and asserted crossclaims for indemnification and contribution against another defendant, Cycle Chem, Inc. Cycle Chem also asserted crossclaims against the Company, which have been answered. The parties have largely completed written and document discovery. As a result of the confidential mediation, the parties negotiated a settlement amount of $10,500, of which the Company would be required to pay $2,625, its 25% share, and of which other non-affiliated corporations would pay the remaining $7,875, their 75% share. Additionally, the State has also verbally agreed to a settlement amount of $3,500 with Cycle Chem for which they will be 100% responsible. On October 14, 2022, the Company and all other related parties advised the Court of the global settlement. The State is required to go through a formal approval process on the settlement amounts which includes a public notice and comment period that will take several weeks to complete. In the meantime, the legal proceedings have been delayed while the settlement process is finalized. Once State approval is finalized, the Court will have a final hearing to approve and issue a consent judgement.

The Company's subsidiary, SL Industries, Inc. ("SLI"), may incur environmental costs in the future as a result of the past activities of its former subsidiary, SL Surface Technologies, Inc. ("SurfTech"), in Pennsauken, New Jersey ("Pennsauken Site") and in Camden, New Jersey and at its former subsidiary, SGL Printed Circuits in Wayne, New Jersey. At the Pennsauken Site, SLI entered into a consent decree with both the U.S. Department of Justice and the U.S. Environmental Protection Agency ("EPA") in 2013 and has since completed the remediation required by the consent decree and has paid the EPA a fixed sum for its past oversight costs. Separate from the consent decree, in December 2012, the NJDEP made a settlement demand of $1,800 for past and future cleanup and removal costs and natural resource damages ("NRD"). To avoid the time and expense of litigating the matter, SLI offered to pay approximately $300 to fully resolve the claim presented by the State. SLI's settlement offer was rejected. On December 6, 2018, the State filed a complaint against SLI related to the Pennsauken Site. The State is seeking treble damages and attorneys' fees, NRD for loss of use of groundwater, as well as a request that SLI pay all cleanup and removal costs that the State has incurred and will incur at the Pennsauken Site. The State's most recent demand (as of 2019) for all costs, including NRD, was for $11,500. On August 21, 2019, SLI responded with a $1,070 settlement offer, which was not accepted. The parties are currently completing the fact and expert discovery, including the exchange of competing expert reports. The parties have agreed to engage in mediation, but the State's outside counsel is still awaiting authorization from the State. It is possible the State may make a new demand for damages in excess of their 2019 demand. The Company has a reserve of $1,070, which is its best estimate of potential losses based on our prior settlement offer. SLI intends to assert all legal and procedural defenses available to it. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

SLI reported soil contamination and groundwater contamination in 2003 from the SurfTech site located in Camden, New Jersey. Substantial investigation and remediation work has been completed under the direction of the licensed site remediation professional for the site. Additional investigations related to PFAS compounds have been initiated and have delayed remediation actions. Remediation actions, including soil excavation and groundwater bioremediation, are expected to start in the second half of 2023. Post-remediation groundwater monitoring will be conducted following completion of soil excavation. A reserve of $3,100 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

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

Reith v. Lichtenstein, et al. On April 13, 2018, a purported shareholder of STCN, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-0277 (Del. Ch.) (the "Reith litigation") in the Chancery Court. The plaintiff sought to assert class action and derivative claims against the Company and several of its affiliated companies, together with certain of members STCN's board of directors, as well as other named defendants (collectively, the "defendants") in connection with the acquisition of $35,000 of STCN's Series C Preferred Stock by an affiliate of the Company and equity grants made to three individual defendants. The complaint includes claims for breach of fiduciary duty against all the individual defendants as STCN directors; claims for aiding and abetting breach of fiduciary duty against the Company; a claim for breach of fiduciary duty as controlling stockholder against the Company; and a derivative claim for unjust enrichment against the Company and the three individuals who received equity grants. The complaint demands damages in an unspecified amount for STCN and its stockholders, together with rescission, disgorgement and other equitable relief. The defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the Chancery Court denied most of defendants' the motion to dismiss, allowing the matter to proceed. The defendants and plaintiff (the "parties") subsequently participated in document discovery. On August 13, 2021, the parties, entered into a memorandum of understanding (the "MOU") in connection with the settlement of the Reith litigation. Pursuant to the MOU, the defendants agreed (subject to court approval) to cause their directors' and officers' liability insurance carriers to pay to STCN $2,750 in cash. The Company's insurance carrier agreed to pay $1,100 of the settlement and STCN's insurance carrier agreed to pay the remaining $1,650. Following the parties' entry into a Stipulation and Agreement of Compromise, Settlement, and Release (the "Proposed Settlement Agreement") on February 18, 2022, on March 17, 2022, the Chancery Court granted, with modifications, a scheduling order (the "Scheduling Order") in connection with the Proposed Settlement Agreement. Pursuant to the Scheduling Order, during April 2022 the insurers completed the wiring of the settlement payments into an account jointly controlled by counsel for plaintiff and STCN, where the funds are to remain until final court approval of the settlement. In addition, pursuant to the terms of the MOU, certain of the individual defendants who are also current and former employees of the Company—Warren Lichtenstein (Executive Chairman), Jack Howard (President), and William Fejes (former Chief Operating Officer)—entered into separate letter agreements (the "Surrender Agreements") with STCN whereby they each agreed to surrender to STCN an aggregate 3,300,000 shares which they had initially received in December 2017 in consideration for services to STCN. Pursuant to the MOU and the Surrender Agreements, on August 17, 2021, Mr. Lichtenstein surrendered 2,133,333 Steel Connect shares (1,833,333 vested shares and 300,000 unvested shares), and Mr. Howard surrendered 1,066,667 Steel Connect shares (916,667 vested shares and 150,000 unvested shares). Also pursuant to the MOU and the Surrender Agreements, Mr. Fejes surrendered 100,000 vested shares

December 2021. After the parties filed papers in support of court approval of the settlement, and an objector filed papers in opposition to approval of the settlement, and after hearings held on August 12 and August 18, 2022, and after the parties and insurers agreed to modify the proposed settlement to increase by $250 the cash to be paid by the insurers, the court ruled on September 23, 2022 that it was denying approval of the settlement. The funds previously paid into escrow were returned to the insurance carriers. In connection with rejection of the settlement, it was no longer probable the Company had a liability for the proposed settlement liability nor receivable for the related insurance coverage and therefore both amounts were no longer accrued. No new dates have yet been established for the trial, pretrial events or the completion of discovery proceedings. The possible liability, if any, with respect to this dispute cannot be determined as of this date.

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through December 31, 2022. In many cases these claims involved more than 100 defendants. There remained approximately 45 pending asbestos claims as of December 31, 2022. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of December 31, 2022 and 2021, BNS Sub has accrued $1,418 and $1,466, respectively, relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

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

20. RELATED PARTY TRANSACTIONS

The components of receivables from related parties and payables from related parties for the years ended December 31, 2022 and 2021 are presented below:

	Year Ended December 31,
	2022	2021
Receivable from related parties:
Receivable from associated companies - STCN	$967	$1,233
Receivable from other related parties	(5)	1,711
Total	$962	$2,944
Payables to related parties:
Accrued management fees	$299	$49
Payables to other related parties	2,582	1,836
Total	$2,881	$1,885

Management Agreement with SP General Services LLC

SPLP is managed by the Manager, pursuant to the terms of the Management Agreement, which receives a fee at an annual rate of 1.5% of total Partners' capital ("Management Fee"), payable on the first day of each quarter and subject to quarterly adjustment. In addition, SPLP may issue to the Manager partnership profits interests in the form of incentive units, which will be classified as Class C common units of SPLP, upon exceeding a baseline equity value per common unit, which is measured as of the last day of each fiscal year (see Note 15 - "Capital and Accumulated Other Comprehensive Loss" for additional information on the incentive units).

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $10,446 and $8,559 for the years ended December 31, 2022 and 2021, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Unpaid amounts for management fees included in Payables to related parties on the Company's consolidated balance sheets were $299 and $49 at December 31, 2022 and 2021, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $4,535 and $3,733 during the years ended December 31, 2022 and 2021, respectively, of which $4,493 and $3,561 was reimbursement for executive travel during the years ended December 31, 2022 and 2021, respectively. Unpaid amounts for reimbursable expenses were approximately $2,427 and $1,673 at December 31, 2022 and 2021, respectively, and are included in Payables to other related parties on the Company's consolidated balance sheets.

Corporate Services

The Company's subsidiary, Steel Services Ltd ("Steel Services"), through management services agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, which are eliminated in consolidation, Steel Services has management services agreements with other companies considered to be related parties, including J. Howard Inc., Steel Partners, Ltd. and affiliates, and STCN. In total, Steel Services currently charges approximately $2,825 annually to these companies. All amounts billed under these service agreements are classified as a reduction of Selling, general and administrative expenses. The receivable from STCN of $967 as of December 31, 2022 includes $687 for amounts receivable for the management services agreement and a $280 receivable of interest for the STCN Note.

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

Other

At December 31, 2022 and 2021, several related parties and consolidated subsidiaries had deposits totaling $1,112 and $1,115 at WebBank, respectively. Approximately $31 and $36 of these deposits, including interest which was not significant, have been eliminated in consolidation as of December 31, 2022 and 2021, respectively.

The Company recorded revenue of $226 and $7 from its transactions with related parties during the years ended December 31, 2022 and 2021, respectively.

21. SEGMENT INFORMATION

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

Steel Services charged the Diversified Industrial, Energy and Financial Services segments $48,951, $9,083 and $1,929, respectively, for the year ended December 31, 2022. For the year ended December 31, 2021, Steel Services charged the Diversified Industrial, Energy and Financial Services segments $39,523, $5,670 and $1,482, respectively, for these services. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

Segment information is presented below:

	Year Ended December 31,
	2022	2021
Revenue:
Diversified Industrial	$1,285,666	$1,207,183
Energy	181,811	164,028
Financial Services	227,964	153,685
Total	$1,695,441	$1,524,896
Income before interest expense and income taxes:
Diversified Industrial	$200,629	$123,329
Energy	13,608	14,982
Financial Services	63,477	79,165
Corporate and other	23,044	21,303
Income before interest expense and income taxes	300,758	238,779
Interest expense	20,649	22,250
Income tax provision	73,944	84,089
Net income from continuing operations	$206,165	$132,440
Income of associated companies, net of taxes:
Corporate and other	$(4,611)	$(15,664)
Total	$(4,611)	$(15,664)

	Year Ended December 31, 2022
	Capital Expenditures	Depreciation and Amortization
Diversified Industrial	$39,588	$41,805
Energy	7,411	10,546
Financial Services	274	750
Corporate and other	268	654
Total	$47,541	$53,755

	Year Ended December 31, 2021
	Capital Expenditures	Depreciation and Amortization
Diversified Industrial	$25,727	$47,568
Energy	6,958	12,212
Financial Services	217	485
Corporate and other	19,424	256
Total	$52,326	$60,521

	December 31,
	2022	2021
Total Assets:
Diversified Industrial	$819,899	$843,484
Energy	80,315	65,251
Financial Services	1,945,964	1,454,654
Corporate and other	389,671	311,840
Total	$3,235,849	$2,675,229

The following table presents geographic revenue and long-lived asset information as of and for the years ended December 31, 2022 and 2021. Foreign revenue is based on the country in which the legal subsidiary generating the revenue is domiciled. Long-lived assets in 2022 and 2021 consist of property, plant and equipment, non-current operating lease right-of-use assets, plus approximately $4,843 in both 2022 and 2021, of land and buildings from previously operating businesses and other non-operating assets. Such assets are carried at the lower of cost or fair value less cost to sell and are included in Other non-current assets on the Company's consolidated balance sheets as of December 31, 2022 and 2021. Neither revenue nor long-lived assets from any single foreign country were material to the consolidated financial statements of the Company.

	2022		2021
	Revenue	Long-lived Assets	Revenue	Long-lived Assets
Geographic information:
United States	$1,613,438	$257,129	$1,434,622	$243,038
Foreign	82,003	28,937	90,274	33,417
Total	$1,695,441	$286,066	$1,524,896	$276,455

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
As of December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to risk-weighted assets)	$306,618	15.00%	$163,952	8.00%	$215,187	10.50%	$204,940	10.00%
Tier 1 Capital
(to risk-weighted assets)	$280,951	13.70%	$122,964	6.00%	$174,199	8.50%	$163,952	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$280,951	13.70%	$92,223	4.50%	$143,458	7.00%	$133,211	6.50%
Tier 1 Capital
(to average assets)	$280,951	14.70%	$76,300	4.00%	n/a	n/a	$95,375	5.00%

As of December 31, 2021
Total Capital
(to risk-weighted assets)	$257,262	27.10%	$75,907	8.00%	$99,628	10.50%	$94,884	10.00%
Tier 1 Capital
(to risk-weighted assets)	$245,377	25.90%	$56,930	6.00%	$80,651	8.50%	$75,907	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$245,377	25.90%	$42,698	4.50%	$66,419	7.00%	$61,674	6.50%
Tier 1 Capital
(to average assets)	$245,377	26.80%	$36,687	4.00%	n/a	n/a	$45,859	5.00%

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

23. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for the years ended December 31, 2022 and 2021 is presented in the following table:

	Year Ended December 31,
	2022	2021
Cash paid during the period for:
Interest	$29,068	$28,288
Taxes	$28,633	$13,184

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

Based on that evaluation, the Company's Principal Executive Officer and the Principal Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.

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

With the participation of the Company's management, including the Company's Principal Executive Officer and the Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2022. Based on such evaluation, management concluded that, as of December 31, 2022, the Company's internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows:

Material Weakness Remediation

As previously reported in prior periodic reports of the Company, management recognized that the Company had material weaknesses in its internal control over financial reporting as of December 31, 2020 and December 31, 2021 related to:

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

Management determined that the deficiencies could have potentially resulted in a material misstatement of the financial statements in a future annual or interim period that would not be prevented or detected. Therefore, the deficiencies constituted material weaknesses in internal control.

We initiated several steps to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies and resulting material weakness noted above. These steps included the following:

Control Environment

The Company's management undertook certain steps to set the proper tone-at-the-top and to develop and maintain an effective internal control environment both Company-wide and within the division of our Electrical Products segment, among others:

•The Company's management has promoted and communicated the importance of its core values of Teamwork, Respect, Integrity and Commitment Company-wide via consistent messaging by our Executive Chairman, and other key leaders in staff and leadership meetings, communications in employee newsletters and emails, and through company-wide contests in which employees nominated fellow employees who embody each of the core values and the winners received monetary awards.
•Beginning in March 2020, the Company launched a Company-wide training and education program for its accounting and finance teams across all its businesses which includes an emphasis on internal control over financial reporting. The training program, which is led by an expert on accounting, tax and business topics, will continue through 2023 and beyond.
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
•The Company engaged a leading professional services firm which reviewed the Company’s Sarbanes-Oxley program and assisted the Company's management with enhancing its overall, Company-wide risk assessment process.
•During 2022, the Corporate Controller’s group of the Company added key finance positions related to internal controls and technical accounting.

Control Activities

The division of the Company's Electrical Products business has undertaken certain steps to improve its control activities, among others:

•Management of the division of our Electrical Products business designed and implemented enhanced procedures and controls over the period-end close process and related documentation including, but not limited to review and approval of manual journal entries, account rollforwards and reconciliations.

•Management of the division of our Electrical Products business has enhanced the design of the journal entry preparation and review process to validate that all appropriate support is included and is complete and accurate, and all review steps are evidenced; ongoing efforts are underway to fully implement these enhanced and redesigned controls.

Further, the below actions have been taken or are underway to improve control activities both Company-wide and within the division of our Electrical Products business include the following:

•The Company's management designed and implemented increased and enhanced balance sheet reviews of its businesses to allow more focus on the account reconciliation and internal control processes, and greater emphasis on areas of significant accounting estimates, significant accounting judgements and areas of higher risk. In 2022, balance sheet reviews were performed on all significant businesses.
•Management is currently updating the existing Company-wide accounting policies and designing and implementing additional formal accounting policies and procedures to eliminate the risk of subjective judgments where possible, and to ensure transactions are properly initiated, recorded, processed, reported and appropriately authorized and approved Company-wide across key business and financial processes. Management expects to complete these efforts by the end of the first quarter in calendar 2023.
•The Company plans to implement a financial close technology across its businesses, which among other things will allow for automation of certain close processes, built-in system controls, and greater organizational standardization and policies around the close process. The financial close technology will provide management with increased visibility of the business close processes.

Information and Communication

Actions completed during 2022 to enhance information and communication Company-wide included the following:

•In the fourth quarter of 2021, the Company implemented a new annual Company-wide Code of Conduct training to ensure that all employees understand the Company’s standards, rules and expectations to ensure compliance, as well as Company-wide training to promote greater awareness and use of the Company’s whistleblower program. In 2022, the Company ensured substantially all employees across the organization, including new hires, took the Code of Conduct training and confirmed their understanding.

As a result of these efforts, the Company determined that the material weaknesses were remediated and our internal control over financial reporting was effective as of December 31, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of Steel Partners Holdings L.P.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Steel Partners Holdings L.P and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 7, 2023, expressed an unqualified opinion on those financial statements.

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
March 7, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10, which will be included in the Company's definitive proxy statement for the solicitation of proxies for its 2023 Annual Meeting of Limited Partners, to be filed with the SEC pursuant to Schedule 14A within 120 days of the end of the Company's fiscal year (the “2023 Proxy Statement”), is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 included in the 2023 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 included in the 2023 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 from the 2023 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 from the 2023 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)    Financial Statements - The following financial statements of Steel Partners Holdings L.P., and subsidiaries, are included in Part II, Item 8 of this Report:

Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021
Consolidated Statements of Changes in Capital for the years ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
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

10.4
Amendment to Incentive Unit Agreement by and between Steel Partners Holdings L.P. and SPH SPV-I LLC, effective as of February 18, 2022 (incorporated by reference to Exhibit 10.4 to Steel Partners Holdings L.P.’s Annual Report on Form 10-K, filed March 10, 2022).

10.5*
Steel Partners Holdings L.P. Second Amended & Restated 2018 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Steel Partners Holdings L.P.’s Annual Report on Form 10-K, filed March 10, 2022).

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

10.10
Letter Agreement - Permitted Investments and Investment in PCS-Mosaic Co-Invest L.P. (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.’s Quarterly Report on Form 10-Q, filed May 5, 2022).

10.11*	2022 Long Term Incentive Plan for Senior Management (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2022).
10.12*
Form of Award Agreement Under the 2022 Long Term Incentive Plan for Senior Management (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2022).

10.13*	Form of Bonus, Confidentiality and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2022).
10.14*
Separation Agreement and General Release, dated as of January 20, 2023, between the Company and Gordon Walker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 26, 2023).

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
March 7, 2023
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated with respect to Steel Partners Holdings GP Inc., the general partner of Steel Partners Holdings L.P., and on behalf of the registrant and on the dates indicated below:

By:	/s/ Warren G. Lichtenstein	March 7, 2023
	Warren G. Lichtenstein, Executive Chairman	Date
(Principal Executive Officer)

By:	/s/ Jason Wong	March 7, 2023
	Jason Wong, Chief Financial Officer	Date
(Principal Financial Officer)

By:	/s/ Gary W. Tankard	March 7, 2023
	Gary W. Tankard, Chief Accounting Officer	Date
(Principal Accounting Officer)

By:	/s/ Jack L. Howard	March 7, 2023
	Jack L. Howard, Director	Date

By:	/s/ James Benenson III	March 7, 2023
	James Benenson III, Director	Date

By:	/s/ Eric P. Karros	March 7, 2023
	Eric P. Karros, Director	Date

By:	/s/ John P. McNiff	March 7, 2023
	John P. McNiff, Director	Date

By:	/s/ Lon Rosen	March 7, 2023
	Lon Rosen, Director	Date

By:	/s/ Rory Tahari	March 7, 2023
	Rory Tahari, Director	Date