Form 10-Q
period 2023-03-31
STEEL PARTNERS HOLDINGS L.P.
filed 2023-05-05
CIK 1452857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The number of common units outstanding as of May 1, 2023 was 21,666,894.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except common units)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$305,054	$234,448
Trade and other receivables - net of allowance for doubtful accounts of $2,315 and $2,414, respectively	199,595	183,861
Loans receivable, including loans held for sale of $694,993 and $602,675, respectively, net	1,314,173	1,131,745
Inventories, net	220,911	214,084
Prepaid expenses and other current assets	42,444	41,090
Total current assets	2,082,177	1,805,228
Long-term loans receivable, net	495,572	423,248
Goodwill	125,910	125,813
Other intangible assets, net	91,370	94,783
Other non-current assets	162,045	195,859
Property, plant and equipment, net	240,108	238,510
Operating lease right-of-use assets	49,716	42,711
Long-term investments	305,960	309,697
Total Assets	$3,552,858	$3,235,849
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$120,080	$109,572
Accrued liabilities	106,898	112,744
Deposits	1,572,301	1,360,477
Short-term debt	987	685
Current portion of long-term debt	67	67
Other current liabilities	67,197	65,598
Total current liabilities	1,867,530	1,649,143
Long-term deposits	281,900	208,004
Long-term debt	182,205	179,572
Other borrowings	31,692	41,682
Preferred unit liability	152,908	152,247
Accrued pension liabilities	87,864	84,948
Deferred tax liabilities	48,161	41,055
Long-term operating lease liabilities	42,756	35,512
Other non-current liabilities	38,001	42,226
Total Liabilities	2,733,017	2,434,389
Commitments and Contingencies
Capital:
Partners' capital common units: 21,667,031 and 21,605,093 issued and outstanding (after deducting 17,980,183 and 17,904,679 units held in treasury, at cost of $312,505 and $309,257), respectively	969,425	952,094
Accumulated other comprehensive loss	(150,781)	(151,874)
Total Partners' Capital	818,644	800,220
Noncontrolling interests in consolidated entities	1,197	1,240
Total Capital	819,841	801,460
Total Liabilities and Capital	$3,552,858	$3,235,849

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended March 31,
	2023	2022
Revenue:
Diversified Industrial net sales	$304,426	$327,249
Energy net revenue	48,164	38,317
Financial Services revenue	92,781	40,179
Total revenue	445,371	405,745
Costs and expenses:
Cost of goods sold	261,293	268,170
Selling, general and administrative expenses	114,954	86,124
Asset impairment charges	—	403
Finance interest expense	13,741	1,164
Provision for credit losses	7,806	1,282
Interest expense	5,986	4,524
Realized and unrealized (gains) losses on securities, net	(607)	27,726
Other income, net	(1,176)	(441)
Total costs and expenses	401,997	388,952
Income from operations before income taxes and equity method investments	43,374	16,793
Income tax provision	14,604	7,609
Loss of associated companies, net of taxes	3,967	4,643
Net income	24,803	4,541
Net loss attributable to noncontrolling interests in consolidated entities	43	24
Net income attributable to common unitholders	$24,846	$4,565
Net income per common unit - basic
Net income attributable to common unitholders	$1.15	$0.21
Net income per common unit - diluted
Net income attributable to common unitholders	$1.09	$0.20
Weighted-average number of common units outstanding - basic	21,685,794	22,209,071
Weighted-average number of common units outstanding - diluted	25,541,246	22,643,016

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$24,803	$4,541
Other comprehensive income (loss), net of taxes:
Currency translation adjustments	1,093	(459)
Other comprehensive income (loss)	1,093	(459)
Comprehensive income	25,896	4,082
Comprehensive loss attributable to noncontrolling interests	43	24
Comprehensive income attributable to common unitholders	$25,939	$4,106

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(Unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2022	39,509,772	(17,904,679)	$(309,257)	$952,094	$(151,874)	$800,220	$1,240	$801,460
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	—	—	(3,862)	—	(3,862)	—	(3,862)
Net income (loss)	—	—	—	24,846	—	24,846	(43)	24,803
Currency translation adjustments	—	—	—	—	1,093	1,093	—	1,093
Equity compensation - restricted units	146,414	—	—	(11)	—	(11)	—	(11)
Tax withholding related to vesting of restricted units	(8,972)	—	—	(333)	—	(333)	—	(333)
Purchases of SPLP common units	—	(75,504)	(3,248)	(3,248)	—	(3,248)	—	(3,248)
Other, net	—	—	—	(61)	—	(61)	—	(61)
Balance as of March 31, 2023	39,647,214	(17,980,183)	$(312,505)	$969,425	$(150,781)	$818,644	$1,197	$819,841

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2021	37,828,941	(16,810,932)	$(264,284)	$795,140	$(131,803)	$663,337	$5,711	$669,048
Net income (loss)	—	—	—	4,565	—	4,565	(24)	4,541
Currency translation adjustments	—	—	—	—	(459)	(459)	—	(459)
Equity compensation - restricted units	(37,315)	—	—	119	—	119	—	119
Purchases of SPLP common units	—	(268,623)	(10,418)	(10,418)	—	(10,418)	—	(10,418)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	(3,942)	—	(3,942)	(4,664)	(8,606)
Balance as of March 31, 2022	37,791,626	(17,079,555)	$(274,702)	$785,464	$(132,262)	$653,202	$1,023	$654,225

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	24,803	4,541
Adjustments to reconcile net income from continuing operations to net cash (used in) provided by operating activities:
Provision for credit losses	7,806	1,282
Loss of associated companies, net of taxes	3,967	4,643
Realized and unrealized (gains) losses on securities, net	(607)	27,726
Derivative gains on economic interests in loans	(1,260)	(1,030)
Deferred income taxes	9,722	(1,106)
Depreciation and amortization	12,943	14,163
Non-cash lease expense	2,832	2,496
Equity-based compensation	(11)	119
Other	4,146	(1,147)
Net change in operating assets and liabilities:
Trade and other receivables	(15,398)	(36,357)
Inventories	(6,585)	(22,474)
Prepaid expenses and other assets	(13,440)	(5,443)
Accounts payable, accrued and other liabilities	15,152	53,956
Net increase in loans held for sale	(92,318)	(54,679)
Net cash used in operating activities	(48,248)	(13,310)
Cash flows from investing activities:
Purchases of investments	(5,729)	(19,015)
Proceeds from sales of investments	36	—
Proceeds from maturities of investments	36,512	5,364
Return of investment in associated companies	1,000	—
Loan originations, net of collections	(174,982)	56,879
Purchases of property, plant and equipment	(10,708)	(7,746)
Other	(92)	—
Net cash (used in) provided by investing activities	(153,963)	35,482
Cash flows from financing activities:
Net revolver borrowings (repayments)	2,953	(1,419)
Repayments of term loans	(17)	(25)
Purchases of the Company's common units	(3,248)	(10,418)
Net decrease in other borrowings	(9,950)	(117,733)
Distribution to preferred unitholders	(2,408)	(2,408)
Purchase of subsidiary shares from noncontrolling interest	—	(8,606)
Tax withholding related to vesting of restricted units	(333)	—
Net increase (decrease) in deposits	285,720	(5,255)
Net cash provided by (used in) financing activities	272,717	(145,864)
Net change for the period	70,506	(123,692)
Effect of exchange rate changes on cash and cash equivalents	100	(239)
Cash, cash equivalents and restricted cash at beginning of period	234,448	325,363
Cash, cash equivalents and restricted cash at end of period	$305,054	$201,432

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All amounts used in the Notes to Consolidated Financial Statements are in thousands, except common and preferred units, per common and preferred unit, share and per share data.

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of the Business

Steel Partners Holdings L.P. ("we," "our," "SPLP" or "Company") is a diversified global holding company that engages in multiple businesses through consolidated subsidiaries and other interests. It owns and operates businesses and has significant interests in various companies, including diversified industrial products, energy, defense, supply chain management and logistics, banking and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy and Financial Services, which are managed separately and offer different products and services. For additional details related to the Company's reportable segments, see Note 17 - "Segment Information." Steel Partners Holdings GP Inc. ("SPH GP"), a Delaware corporation, is the general partner of SPLP and is wholly-owned by SPLP. The Company is managed by SP General Services LLC ("Manager"), pursuant to the terms of an amended and restated management agreement ("Management Agreement") discussed in further detail in Note 16 - "Related Party Transactions."

Basis of Presentation

The accompanying unaudited consolidated financial statements as of March 31, 2023 and for the three-month periods ended March 31, 2023 and 2022, which have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods, include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected herein. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 ("Annual Report" or "Form 10-K"), from which the consolidated balance sheet as of December 31, 2022 has been derived.

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

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This new standard changed the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and added certain new required disclosures. Under the expected loss model, entities recognize estimated credit losses over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The Company adopted ASU 2016-13 on January 1, 2023. The guidance was applied on a modified-retrospective basis, with the cumulative-effect adjustment recorded to partners' capital on the adoption date. The adoption did not have a material effect on the Company’s trade receivables and other financial assets of its Diversified Industrial and Energy segments. The Company's Financial Services segment recognized an increase of $5,248 to its Allowance for Credit Losses and a decrease of $3,862, net of tax cumulative effect adjustment to the beginning balance of partners' capital from the adoption of ASU 2016-13.

WebBank analyzed the portfolio segments and classes of financing receivables based on the implementation of the new standard. There were no necessary changes in the portfolio segments or classes of financing receivables.

The amortized cost basis for loans is the combination of the balance, deferred fees and costs, and premium or discount. WebBank does not generally record an allowance for credit losses ("ACL") for accrued interest because uncollectible accrued interest is reversed through interest income in a timely manner in line with the nonaccrual and past due policies for loans. Accrued interest is included in other assets on the consolidated balance sheets.

As a result of the Company's adoption of ASU 2016-13, the following significant accounting policies have been updated from the policies described in the Annual Report on Form 10-K.

Loans Receivable, Including Loans Held for Sale

WebBank's loan activities include several lending arrangements with companies where it originates credit card and other loans for consumers and small businesses. These loans are classified as Loans receivable and are typically sold after origination. As part of these arrangements, WebBank earns fees that are recorded in non-interest income. Fees earned from these lending arrangements are recorded as fee income. WebBank also purchases participations in commercial and industrial loans through loan syndications. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at amortized cost. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the estimated life of the loan.

Loans held for sale are carried at amortized cost. Gains and losses are recorded in noninterest income based on the difference between sales proceeds and amortized cost.

Loans that are collateral-dependent are measured at the lower of amortized cost or the fair value of the collateral less the cost to sell.

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

Allowance for Credit Losses

The ACL, which consist of the allowance for loan losses, reserves for unfunded loan commitments, and the allowance on held to maturity debt securities, represents managements estimate of current expected credit losses over the contractual term of WebBank’s loan portfolio, unfunded lending commitments, and held to maturity debt securities as of the balance sheet date.

The reserves for unfunded lending commitments is included in other current liabilities on the consolidated balance sheets. The allowance for held to maturity debt securities is estimated separately from loans and carried at net amortized cost included in other non-current assets on the consolidated balance sheets.

The ACL is a valuation account that is deducted from the loan's amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged against the ACL and recognized in the consolidated statements of operations when management believes the recorded loan balance is confirmed as uncollectible.

Management estimates the allowance balance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. WebBank leverages economic projections from a third-party provider on a quarterly basis to generate macroeconomic factors for a two-year reasonable and supportable timeframe, before reverting to the baseline loss-curve implied loss expectations.

After applying historic loss experience, the quantitatively derived level of ACL is reviewed for each segment using qualitative criteria. Various risk factors are tracked that influence our judgment regarding the level of the ACL across the portfolio segments. Primary qualitative factors that may be reflected in the quantitative models include:

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
•Value of underlying collateral

Changes in the level of the ACL reflect changes in these factors. The magnitude of the impact of each of these factors on the qualitative assessment of the ACL changes from quarter to quarter according to the extent these factors are already reflected in historic loss rates and according to the extent these factors diverge from one another. Also considered is the uncertainty inherent in the estimation process when evaluating the ACL.

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

2. REVENUES

Disaggregation of Revenues

Revenues are disaggregated at the Company's segment level since the segment categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. For additional details related to the Company's reportable segments, see Note 17 - "Segment Information."

The following table presents the Company's revenues disaggregated by geography for the three months ended March 31, 2023 and 2022. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Three Months Ended March 31,
	2023	2022
United States	$426,165	$384,270
Foreign	19,206	21,475
Total revenue	$445,371	$405,745

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections result in billed trade receivables, unbilled receivables (contract assets) and deferred revenues (contract liabilities) on the consolidated balance sheets.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the contract asset balance was $11,623 and $11,937, respectively.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts that are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheets, based on the timing of when the Company expects to recognize revenue.

Contract Liabilities
Balance at December 31, 2022	$4,380
Deferral of revenue	5,031
Recognition of unearned revenue	(4,687)
Balance at March 31, 2023	$4,724

Balance at December 31, 2021	$3,396
Deferral of revenue	431
Recognition of unearned revenue	(617)
Balance at March 31, 2022	$3,210

3. ACQUISITION AND DIVESTITURES

WebBank Acquisition of Security Premium Finance

On August 2, 2022, the Company, through its wholly-owned subsidiary, WebBank, completed the acquisition of Security Premium Finance Company, LLC ("Security Premium Finance"), based in Coral Gables, Florida for a total purchase price of $47,280 which was financed with cash on hand. The purchase price contains a profit share interest valued at approximately $1,440, of which $190 was unpaid as of March 31, 2023. Security Premium Finance provides insurance premium financing services for commercial and consumer clients to purchase property and casualty insurance products. In connection with the acquisition, the Company recorded premium finance receivables, other intangible assets and goodwill associated with the acquisition, totaling approximately $43,124, $1,370, and $2,959, respectively, as well as other assets and liabilities. Other intangible assets primarily consist of agent relationships. The goodwill from the acquisition consists largely of the synergies expected from combining the operations of the two businesses. The goodwill of $2,959 is expected to be deductible for income tax purposes.

The purchase price and purchase price allocation of Security Premium Finance were finalized as of March 31, 2023, with no significant changes to preliminary amounts. The results of operations of Security Premium Finance are included with WebBank in the Company's Financial Services segment.

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

2022 Investment in Nonconsolidated Affiliate

On April 1, 2022, the Company acquired an interest in PCS-Mosaic Co-Invest L.P. ("PCS-Mosaic"), a private investment fund for a purchase price of approximately $23,600. The fund is primarily invested in specialized software development and training services. The Company accounts for its investment as an equity method investment as the Company does not have a controlling financial interest. The Company has not elected the fair value option to account for PCS-Mosaic which will be carried at cost, plus or minus the Company's share of net earnings or losses of the investment, subject to certain other adjustments. The Company’s share of net earnings or losses of the investment is included in Income (loss) of associated companies, net of tax on the Company’s consolidated statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Due to the timing of receiving financial information from PCS-Mosaic, the Company records its share of net earnings or losses on a three month lag basis.

2022 Divestiture of SLPE Business

On April 25, 2022, the Company completed the sale of its subsidiary, SL Power Electronics Corporation ("SLPE"), to AEI US Subsidiary LLC, a subsidiary of Advanced Energy Industries, Inc. for a sales price of $144,500, consisting entirely of cash, subject to customary closing net working capital adjustments. SLPE designed, manufactured, and marketed power conversion solutions for original equipment manufacturers in the medical, lighting, audio-visual, controls, and industrial sectors and comprised the Company’s Electrical Products business in the Diversified Industrial segment. SLPE recognized net sales of $14,686 and a loss before taxes of $120 for the three months ended March 31, 2022.

4. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classifications of Loans receivable, including loans held for sale, held by WebBank as of March 31, 2023 and December 31, 2022 are as follows:

	Total				Current		Non-current
	March 31, 2023	%	December 31, 2022	%	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Loans held for sale	$694,993		$602,675		$694,993	$602,675	$—	$—

Commercial real estate loans	$1,270	—%	$987	—%	$—	$—	$1,270	$987
Commercial and industrial	1,020,600	89%	857,817	87%	544,523	472,934	476,077	384,883
Consumer loans	129,575	11%	123,204	13%	111,350	85,826	18,225	37,378
Total loans	1,151,445	100%	982,008	100%	655,873	558,760	495,572	423,248
Less:
Allowance for credit losses	(36,693)		(29,690)		(36,693)	(29,690)	—	—
Total loans receivable, net	$1,114,752		$952,318		619,180	529,070	495,572	423,248
Loans receivable, including loans held for sale (a)					$1,314,173	$1,131,745	$495,572	$423,248
(a)    The amortized cost of loans receivable, including loans held for sale, is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, was $1,808,971 and $1,548,035 as of March 31, 2023 and December 31, 2022, respectively.

Loans with an amortized cost of approximately $438,244 and $323,740 were pledged as collateral for potential borrowings as of March 31, 2023 and December 31, 2022, respectively. WebBank serviced $1,901 and $2,700 in loans for others as of March 31, 2023 and December 31, 2022, respectively.

WebBank sold loans classified as loans held for sale of $4,275,373 and $3,006,100 during the three months ended March 31, 2023 and 2022, respectively. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of consumer and small business loans. Amounts added to loans held for sale during the same periods were $4,388,701 and $3,072,573, respectively.

WebBank's ACL increased $7,003, or 23.6%, during the three months ended March 31, 2023. WebBank continues to monitor the impact of the current economic environment, including potential future negative impacts to its loan portfolio.

Changes in the ACL are summarized as follows:

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2022	$28	$18,493	$11,169	$29,690
Impact of adopting current expected credit loss accounting guidance	1	1,144	3,597	4,742
Charge-offs	—	(3,493)	(2,539)	(6,032)
Recoveries	5	328	154	487
Provision	7	5,156	2,643	7,806
March 31, 2023	$41	$21,628	$15,024	$36,693

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2021	$23	$9,205	$4,697	$13,925
Charge-offs	—	(947)	(1,273)	(2,220)
Recoveries	7	415	407	829
(Benefit) Provision	(5)	648	639	1,282
March 31, 2022	$25	$9,321	$4,470	$13,816

The ACL and outstanding loan balances are summarized as follows:

March 31, 2023	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for credit losses:
Individually evaluated for impairment	$8	$876	$—	$884
Collectively evaluated for impairment	33	20,752	15,024	35,809
Total	$41	$21,628	$15,024	$36,693
Outstanding loan balances:
Individually evaluated for impairment	$8	$4,171	$—	$4,179
Collectively evaluated for impairment	1,262	1,016,429	129,575	1,147,266
Total	$1,270	$1,020,600	$129,575	$1,151,445

December 31, 2022	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$8	$825	$—	$833
Collectively evaluated for impairment	20	17,668	11,169	28,857
Total	$28	$18,493	$11,169	$29,690
Outstanding loan balances:
Individually evaluated for impairment	$8	$4,357	$—	$4,365
Collectively evaluated for impairment	979	853,460	123,204	977,643
Total	$987	$857,817	$123,204	$982,008

Nonaccrual and Past Due Loans

Commercial and industrial loans past due 90 days or more and still accruing interest were $10,620 and $11,260 at March 31, 2023 and December 31, 2022, respectively. Consumer loans past due 90 days or more and still accruing interest were $5,170 and $4,680 at March 31, 2023 and December 31, 2022, respectively. The Company had nonaccrual loans of $788 at March 31, 2023 and December 31, 2022.

Past due loans (accruing and nonaccruing) are summarized as follows:

March 31, 2023	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$1,270	$—	$—	$—	$1,270	$—	$—
Commercial and industrial	997,380	12,600	10,620	23,220	1,020,600	10,620	788
Consumer loans	120,565	3,840	5,170	9,010	129,575	5,170	—
Total loans	$1,119,215	$16,440	$15,790	$32,230	$1,151,445	$15,790	$788

December 31, 2022	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$987	$—	$—	$—	$987	$—	$—
Commercial and industrial	832,757	13,800	11,260	25,060	857,817	11,260	788
Consumer loans	115,054	3,470	4,680	8,150	123,204	4,680	—
Total loans	$948,798	$17,270	$15,940	$33,210	$982,008	$15,940	$788
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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

March 31, 2023	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$1,262	$—	$8	$—	$1,270
Commercial and industrial	623,651	392,778	—	3,383	788	1,020,600
Consumer loans	129,575	—	—	—	—	129,575
Total loans	$753,226	$394,040	$—	$3,391	$788	$1,151,445

December 31, 2022	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$979	$—	$8	$—	$987
Commercial and industrial	566,419	287,041	—	3,569	788	857,817
Consumer loans	123,204	—	—	—	—	123,204
Total loans	$689,623	$288,020	$—	$3,577	$788	$982,008

During the three months ended March 31, 2023, WebBank did not issue new loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The existing loans were funded by the PPP Liquidity Facility, have terms of between two and five years, and their repayment is guaranteed by the SBA. Payments by borrowers on the loans can begin up to 16 months after the note date, and interest will continue to accrue during the 16-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. The PPP loans are included in Commercial and industrial loans in the table above. As of March 31, 2023, the total PPP loans and associated liabilities were $36,013 and $31,692, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of March 31, 2023. As of December 31, 2022, the total PPP loans and associated liabilities were $48,656 and $41,682, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of December 31, 2022. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan. WebBank has received forgiveness payments from the SBA and received payments from borrowers of $12,672 during the three months ended March 31, 2023.

The Company is offering loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with the interagency statement issued by the federal banking agencies provides that loan modifications made in response to COVID-19 do not need to be accounted for as a troubled debt restructuring ("TDR"). Accordingly, the Company does not account for such loan modifications as TDRs. The Company's loan modifications allow for payment deferrals, payment reduction, and settlements amongst others. As of March 31, 2023, the Company had granted loan modifications on $2,122 of loans. The loan modification program is ongoing and additional loans continue to be granted modifications. The Company granted approximately 4,554 short–term deferments on loan balances of $2,122, which represent 0.18% of total loan balances as of March 31, 2023. These loan modifications are not classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms.

5. INVENTORIES, NET

A summary of Inventories, net is as follows:

	March 31, 2023	December 31, 2022
Finished products	$60,220	$57,487
In-process	43,860	39,300
Raw materials	78,028	79,008
Fine and fabricated precious metal in various stages of completion	39,280	39,104
	221,388	214,899
LIFO reserve	(477)	(815)
Total	$220,911	$214,084

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

The Company obtains certain precious metals under a fee consignment agreement. As of March 31, 2023 and December 31, 2022, the Company had approximately $30,068 and $29,381, respectively, of precious metals, principally silver, under consignment, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount recorded in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

	March 31, 2023	December 31, 2022
Supplemental inventory information:
Precious metals stated at LIFO cost	$4,101	$6,678
Precious metals stated under non-LIFO cost methods, primarily at fair value	$34,702	$31,611
Market value per ounce:
Silver	$24.09	$23.91
Gold	$1,974.79	$1,824.52
Platinum	$999.40	$1,073.91
Palladium	$1,476.80	$1,799.36

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A summary of the change in the carrying amount of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Financial Services	Corporate and Other	Total
Balance as of December 31, 2022
Gross goodwill	$155,183	$67,143	$9,474	$81	$231,881
Accumulated impairments	(41,278)	(64,790)	—	—	(106,068)
Net goodwill	113,905	2,353	9,474	81	125,813
Currency translation adjustments	97	—	—	—	97
Balance as of March 31, 2023
Gross goodwill	155,280	67,143	9,474	81	231,978
Accumulated impairments	(41,278)	(64,790)	—	—	(106,068)
Net goodwill	$114,002	$2,353	$9,474	$81	$125,910

A summary of Other intangible assets, net is as follows:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$191,682	$134,843	$56,839	$191,508	$132,246	$59,262
Trademarks, trade names and brand names	46,645	22,179	24,466	46,601	21,755	24,846
Developed technology, patents and patent applications	32,868	23,733	9,135	32,762	23,276	9,486
Other	16,660	15,730	930	16,657	15,468	1,189
Total	$287,855	$196,485	$91,370	$287,528	$192,745	$94,783

Trademarks with indefinite lives as of March 31, 2023 and December 31, 2022 were $11,694 and $11,680, respectively. Amortization expense related to intangible assets was $3,588 and $4,264 for the three months ended March 31, 2023 and 2022.

Based on gross carrying amounts at March 31, 2023, the Company's estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2023 through 2027 is presented in the table below.

	Year Ending December 31,
	2023	2024	2025	2026	2027
Estimated amortization expense	14,034	13,481	12,200	10,206	9,422

7. INVESTMENTS

The following table summarizes the Company's long-term investments as of March 31, 2023 and December 31, 2022.

	Ownership %		Long-Term Investments Balance
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Aerojet Rocketdyne Holdings, Inc. (a)	4.5%	4.5%	202,141	$201,278
Steel Connect, Inc. ("STCN") convertible notes (b)			13,563	14,521
STCN preferred stock (c)			35,000	35,000
STCN common stock	29.9%	30.0%	20,727	26,000
PCS-Mosaic (d)	59.0%	59.0%	23,323	23,323
Other long-term investments			11,206	9,575
Total			$305,960	$309,697

(a)    Gross unrealized gains for Aerojet Rocketdyne Holdings, Inc. ("Aerojet") totaled $192,559 and $145,881 at March 31, 2023 and 2022, respectively. Refer to Note 20, Subsequent Events, for discussion of the transfer and exchange by the Company of Aerojet shares with Steel Connect, Inc.
(b)    Represents investment in STCN convertible notes, which the Company accounts for under the fair value option with changes in fair value recognized in the Company's consolidated statements of operations. The Company entered into a convertible note with STCN ("STCN Note") on February 28, 2019, which was to mature on March 1, 2024. On March 9, 2023, the Company and Steel Connect entered into an amendment to the STCN Note. Pursuant to the amendment, the maturity date of the STCN Note was extended six months to September 1, 2024. In addition, STCN repaid $1,000 in principal amount of the STCN Note and will be required to repay an additional $1,000 principal amount of the convertible note on the three month anniversary of the amendment. In connection with the amendment, STCN paid the Company a cash amendment fee of $150. The cost basis of the STCN Note totaled $13,940 as of March 31, 2023 and $14,943 as of December 31, 2022. The STCN Note is convertible into shares of STCN's common stock at an initial conversion rate of 421.2655 shares of common stock per $1,000 principal amount of the STCN Note (which is equivalent to an initial conversion price of approximately $2.37 per share), subject to adjustment upon the occurrence of certain events. The STCN Note, if converted as of March 31, 2023, when combined with STCN common and preferred shares, also if converted, owned by the Company, would result in the Company having a direct interest of approximately 49.6% of STCN's outstanding shares.
(c)    Represents investment in shares of STCN preferred stock, which the Company accounts for under the fair value option with changes in fair value recognized in the Company's consolidated statements of operations. The investment in STCN preferred stock had a cost basis of $35,688 at March 31, 2023 and December 31, 2022. Each share of preferred stock can be converted into shares of STCN's common stock at an initial conversion price equal to $1.96 per share, subject to adjustment upon the occurrence of certain events.
(d) Represents the Company's investment in PCS-Mosaic as described in Note 3 - "Acquisition and Divestitures".

The Income (loss) of associated companies, net of taxes, for the three months ended March 31, 2023 and 2022, respectively, are as follows:

	Three Months Ended March 31,
	2023	2022
STCN convertible notes	$(32)	$367
STCN preferred stock	—	400
STCN common stock	3,999	3,876
Total	$3,967	$4,643

The amounts of unrealized gains (losses) for the three months ended March 31, 2023 and 2022 that relate to equity securities still held as of March 31, 2023 and 2022, respectively, are as follows:

	Three Months Ended March 31,
	2023	2022
Net gains (losses) recognized during the period on equity securities	$607	$(27,726)
Less: Net losses recognized during the period on equity securities sold during the period	(3)	—
Unrealized gains (losses) recognized during the period on equity securities still held at the end of the period	$610	$(27,726)

Equity Method Investments

The Company's investments in associated companies include STCN and PCS-Mosaic, which are accounted for under the equity method of accounting. Beginning May 1, 2023, STCN will be consolidated by the Company. Refer to Note 20 - "Subsequent Events" for further details of the exchange transactions between the Company and STCN.

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

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$144,013	$376	$144,389	$144,013

Contractual maturities within:
One year to five years				137,225
Five years to ten years				5,147
After ten years				1,641
Total				$144,013

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$176,719	$146	$176,865	$176,719

Contractual maturities within:
One year to five years				169,783
Five years to ten years				5,281
After ten years				1,655
Total				$176,719

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

8. DEBT

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	March 31, 2023	December 31, 2022
Short term debt:
Foreign	$987	$685
Short-term debt	987	685
Long-term debt:
Credit Agreement	181,300	178,650
Other debt - domestic	972	989
Subtotal	182,272	179,639
Less: portion due within one year	67	67
Long-term debt	182,205	179,572
Total debt	$183,259	$180,324

Long-term debt as of March 31, 2023 matures in each of the next five years as follows:

	Total	2023	2024	2025	2026	2027	Thereafter
Long-term debt (a)	$182,272	$67	$67	$67	$181,367	$704	$—

As of March 31, 2023, the Company's senior credit agreement, as amended and restated ("Credit Agreement") covers substantially all of the Company's subsidiaries, with the exception of WebBank, and provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the "Revolving Credit Loans"), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a foreign currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The Credit Agreement permits, under certain circumstances, to increase the aggregate principal amount of revolving credit commitments under the Credit Agreement by $300,000 plus additional amounts so long as the Leverage Ratio would not exceed 3.50:1. Borrowings bear interest, at annual rates of either Base Rate, SOFR Rate or Term RFR, at the borrowers’ option, plus an applicable margin, as set forth in the Credit Agreement. As of March 31, 2023, the Credit Agreement also provides for a commitment fee of 0.150% to be paid on unused borrowings.

The Credit Agreement contains financial covenants, including: (i) a Leverage Ratio not to exceed 4.25 to 1.00 for quarterly periods as of the end of each fiscal quarter; provided, however, that notwithstanding the foregoing, following a Material Acquisition, Borrowers shall not permit the Leverage Ratio, calculated as of the end of each of the four (4) fiscal quarters immediately following such Material Acquisition (which, for the avoidance of doubt, shall commence with the fiscal quarter in which such Material Acquisition is consummated), to exceed 4.50 to 1.00 and (ii) an Interest Coverage Ratio, calculated as of the end of each fiscal quarter, not less than 3.00 to 1.00. The Credit Agreement also contains standard representations, warranties and covenants for a transaction of this nature, including, among other things, covenants relating to: (i) financial reporting and notification; (ii) payment of obligations; (iii) compliance with law; (iv) maintenance of insurance; and (v) maintenance of properties. As of March 31, 2023 the Company was in compliance with all financial covenants under the Credit Agreement. The Company believes it will remain in compliance with the Credit Agreements covenants for the next twelve months. The Credit Agreement will expire on December 29, 2026.

The weighted average interest rate on the Credit Agreement was 6.12% at March 31, 2023. As of March 31, 2023, letters of credit totaling $10,448 had been issued under the Credit Agreement. The primary use of the Company's letters of credit are to support the performance and financial obligations for environmental matters, insurance programs and real estate leases. The Credit Agreement permits the Company to borrow for the dividends on its preferred units, pension contributions, investments, acquisitions and other general corporate expenses. Based on financial results as of March 31, 2023, the Company's total availability under the Credit Agreement, which is based upon Consolidated Adjusted EBITDA and certain covenants as described in the Credit Agreement, was approximately $408,300 as of March 31, 2023.

9. FINANCIAL INSTRUMENTS

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 14 - "Fair Value Measurements"). As of March 31, 2023, outstanding derivatives mature within three to five years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial Services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Precious Metal and Commodity Inventories

As of March 31, 2023, the Company had the following outstanding forward contracts with settlement dates through April 2023. There were no futures contracts outstanding as of March 31, 2023.

Commodity	Amount (in whole units)	Notional Value
Silver	74,693 ounces	$1,713
Gold	19 ounces	$38
Palladium	1,177 ounces	$1,678
Platinum	16 ounces	$16
Copper	216,000 pounds	$740
Tin	20 metric tons	$408

Fair Value Hedges. Certain forward contracts are accounted for as fair value hedges under ASC 815 for the Company's precious metal inventory carried at fair value. These contracts hedge 74,481 ounces (in whole units) of silver and a majority of the Company's pounds of copper. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net changes in fair value of the derivative assets and liabilities, and the changes in the fair value of the underlying hedged inventory, are recognized in the Company's consolidated statements of operations, and such amounts principally offset each other due to the effectiveness of the hedges.

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

The forward contracts were made with a counterparty rated Aa2 by Moody's. Accordingly, management evaluated counterparty risk and believes that there is minimal credit risk of default. The Company estimates the fair value of its derivative contracts based on the counterparty's statement. The Company maintains collateral on account with the third-party broker which varies in amount depending on the value of open contracts and the current market price.

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets are as follows:

	Fair Value of Derivative Assets (Liabilities)
	March 31, 2023		December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as ASC 815 hedges
Commodity contracts	Accrued liabilities	$(218)	Accrued liabilities	$(70)
Derivatives not designated as ASC 815 hedges
Commodity contracts	Accrued liabilities	$(161)	Accrued liabilities	$(177)
Economic interests in loans	Other non-current assets	$4,980	Other non-current assets	$5,728

The effects of fair value hedge accounting on the consolidated statements of operations for the three months ended March 31, 2023 and 2022 are not material. The effects of derivatives not designated as ASC 815 hedging instruments on the consolidated statements of operations for the three months ended March 31, 2023 and 2022 are as follows:

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
		2023	2022
Commodity contracts	Other (expense) income, net	544	$(994)
Economic interests in loans	Financial Services revenue	1,260	1,030
Total		$1,804	$36

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

As of March 31, 2023 and December 31, 2022, WebBank's undisbursed loan commitments totaled $628,127 and $606,537, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

10. PENSION AND OTHER POST-RETIREMENT BENEFITS

The Company maintains several qualified and non-qualified pension plans and other post-retirement benefit plans. The following table presents the components of pension (income) expense for the Company's significant pension plans. The Company's other pension and post-retirement benefit plans are not significant individually or in the aggregate.

	Three Months Ended March 31,
	2023	2022
Interest cost	$4,538	$2,382
Expected return on plan assets	(4,467)	(6,336)
Amortization of actuarial loss	2,882	2,128
Total net pension expense (income)	$2,953	$(1,826)

Net pension expense (income) is included in Selling, general and administrative expenses in the consolidated statements of operations. During the three months ended March 31, 2023, the Company did not contribute to its pension plans. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events. The Company currently estimates it will contribute $5,814 to its pension plans during the remainder of 2023. On April 13, 2023, the Company contributed $2,000 to its pension plans.

11. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of March 31, 2023, the Company had 21,667,031 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

The Board of Directors of SPH GP, the general partner of SPLP (the "Board of SPH GP") has approved the repurchase of up to an aggregate of 7,770,240 of the Company's common units (the "Repurchase Program"). The Repurchase Program, which was announced on December 7, 2016, supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. During the three months ended March 31, 2023, the Company repurchased 75,504 common units for an aggregate purchase price of $3,248. From the inception of the Repurchase Program the Company has purchased 7,421,496 common units for an aggregate price of approximately $147,606. As of March 31, 2023, there remained 348,744 common units that may yet be purchased under the Repurchase Program. In April 2023, the Company repurchased 720 common units for $30. On May 4, 2023, the Board of SPH GP approved an increase of 1,000,000 common units to the Repurchase Program.

Incentive Award Plan

The Company's 2018 Incentive Award Plan (the "2018 Plan") provides equity-based compensation through the grant of options to purchase the Company's limited partnership units, unit appreciation rights, restricted units, phantom units, substitute awards, performance awards, other unit-based awards, and includes, as appropriate, any tandem distribution equivalent rights granted with respect to an award (collectively, "LP Units"). On May 18, 2020, the Company's unitholders approved the Amended and Restated 2018 Incentive Award Plan, which increased the number of LP Units issuable under the 2018 Plan by 500,000 to a total of 1,000,000 LP Units. On June 9, 2021, the Company's unitholders approved the Second Amended and Restated 2018 Incentive Award Plan ("Second A&R 2018 Plan"), which increased the number of LP Units issuable under the 2018 Plan by 1,000,000 to a total of 2,000,000 LP Units. The Company granted 800 restricted units under the Second A&R 2018 Plan during the three months ended March 31, 2023. Such LP Units were valued based upon the market value of the Company's LP Units on the date of grant, and collectively represent approximately $34 of unearned compensation that will be recognized as expense ratably over the vesting period of the units. The grant has a cliff vesting period over two years from the date of grant.

Preferred Units

The Company's 6.0% Series A preferred units, no par value (the "SPLP Preferred Units") entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared cash distributions of approximately $2,408 to preferred unitholders for both the three months ended March 31, 2023 and 2022, respectively. The SPLP Preferred Units have a term of nine years, ending February 2026, and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as non-current liabilities, including accrued interest expense, on the Company's consolidated balance sheet as of March 31, 2023 and December 31, 2022 because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as liabilities, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of operations. As of March 31, 2023 and December 31, 2022, there were 6,422,128 SPLP Preferred Units outstanding.

On May 4, 2023, the Board of SPH GP declared a regular quarterly cash distribution of $0.375 per unit, payable June 15, 2023, to unitholders of record as of June 1, 2023, on its SPLP Preferred Units.

Accumulated Other Comprehensive Loss

Changes, net of tax, where applicable, in AOCI are as follows:

	Unrealized loss on available-for-sale debt securities	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2022	$(92)	$(17,113)	$(134,669)	$(151,874)
Net other comprehensive income attributable to common unitholders	—	1,093	—	1,093
Balance at March 31, 2023	$(92)	$(16,020)	$(134,669)	$(150,781)

	Unrealized loss on available-for-sale securities	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2021	$(92)	$(13,961)	$(117,750)	$(131,803)
Net other comprehensive loss attributable to common unitholders	—	(459)	—	(459)
Balance at March 31, 2022	$(92)	$(14,420)	$(117,750)	$(132,262)

Incentive Unit Awards

In 2012, SPLP issued to the Manager partnership profits interests in the form of Incentive Units which entitle the holder generally to share in 15% of the increase in the equity value of the Company, based on the volume weighted average price of the Company’s common units for the 20 trading days prior to the year-end measurement date. In 2015, the Manager assigned its rights to Incentive Units to a related party, SPH SPV-I LLC ("SPH SPV-I") pursuant to an Incentive Unit Agreement. Vesting in Incentive Units is measured annually on the last day of the Company’s fiscal year and is based upon exceeding a baseline equity value per common unit which is currently $41.82 and was determined when the most recent award vested on December 31, 2022. The number of outstanding Incentive Units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The measurement date equity value per common unit is determined by calculating the volume weighted average price of the Company’s common units for 20 trading days prior to a measurement date. If an Incentive Unit award vests as of an annual measurement date they will be issued as Class C units.

Upon vesting in Incentive Units, the baseline equity value will be recalculated as the new baseline equity value to be assessed at the next annual measurement date. If the baseline equity value is not exceeded as of an annual measurement date, then no portion of annual Incentive Units will be classified as Class C common units for that year and the baseline equity value per common unit will be the same amount as determined upon the prior vesting. The Class C units have the same rights as the LP Units, including, without limitation, with respect to partnership distributions and allocations of income, gain, loss and deduction, in all respects, except that liquidating distributions made by the Company to such holder may not exceed the amount of its capital account allocable to such Class C units and such Class C units may not be sold in the public market, until they have converted into LP Units. At such time that the amount of the capital account allocable to a Class C unit is equal to the amount of the capital account allocable to an LP Unit, such Class C unit shall convert automatically into an LP Unit. As of the annual measurement date on December 31, 2022, 200,253 Incentive Units vested as the Company’s volume weighted average price exceeded the then baseline equity value of $39.26, and upon vesting, were classified as Class C units. On March 21, 2023, the

Company issued the 200,253 Class C common units to SPH SPV-I, which SPH SPV-I earned based on the Company’s performance in 2022.

If March 31, 2023, were the annual measurement date, then approximately 88,365 Incentive Units would vest and be issued as Class C common units based upon the volume weighted-average price of the Company's common units for 20 trading days prior to March 31, 2023. However, pursuant to the terms to the Incentive Unit Agreement, vesting of the Incentive Units only occurs based on the value of the Company’s common units at the annual measurement date on December 31, 2023, and therefore, more, fewer or no Incentive Units may vest for 2023.

12. INCOME TAXES

The Company recorded income tax provisions of $14,604 and $7,609 for the three months ended March 31, 2023 and 2022, respectively. The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include partnership losses for which no tax benefit is recognized, tax expense related to unrealized gains and losses on investment, changes in deferred tax valuation allowances and other permanent differences. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of certain deferred tax assets will not be realized in future periods.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law which includes implementation of a new 15% corporate alternative minimum tax, a one percent excise tax on share repurchases, and tax incentives for energy and climate initiatives. These provisions are effective beginning January 1, 2023. The Company currently anticipates no material impact to our financial results, financial position and cash flows.

13. NET INCOME PER COMMON UNIT

The following data was used in computing net income per common unit shown in the Company's consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
Net income	$24,803	$4,541
Net loss attributable to noncontrolling interests in consolidated entities	43	24
Net income attributable to common unitholders	24,846	4,565
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a)	3,069	—
Net income attributable to common unitholders – assuming dilution	$27,915	$4,565
Net income per common unit – basic
Net income attributable to common unitholders	$1.15	$0.21
Net income per common unit – diluted
Net income attributable to common unitholders	$1.09	$0.20
Denominator for net income per common unit – basic	21,685,794	22,209,071
Effect of dilutive securities:
Incentive Units	88,365	254,013
Unvested restricted common units	15,756	179,932
SPLP Preferred Units	3,751,331	—
Denominator for net income per common unit – diluted (b)	25,541,246	22,643,016
(a)    Assumes the SPLP Preferred Units were redeemed in common units as described in Note 11 - "Capital and Accumulated Other Comprehensive Loss."
(b)    For the three months ended March 31, 2022, the diluted per unit calculation does not include the potential impact of 4,154,974 SPLP Preferred Units, since the impact would have been anti-dilutive.

14. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of March 31, 2023 and December 31, 2022 are summarized by type of inputs applicable to the fair value measurements as follows:

March 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	231,260	—	51,377	282,637
Precious metal and commodity inventories recorded at fair value	36,696	—	—	36,696
Economic interests in loans (b)	—	—	4,980	4,980
Warrants (c)	—	—	3,564	3,564
Total	$267,956	$—	$59,921	$327,877

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$379	$—	$379
Other precious metal liabilities	$31,041	$—	$—	$31,041
Total	$31,041	$379	$—	$31,420

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	$234,039	$—	$52,336	$286,375
Precious metal and commodity inventories recorded at fair value	32,896	—	—	32,896
Economic interests in loans (b)	—	—	5,728	5,728
Warrants (c)	—	—	3,564	3,564
Total	$266,935	$—	$61,628	$328,563

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$247	$—	$247
Other precious metal liabilities	30,115	—	—	30,115
Total	$30,115	$247	$—	$30,362
(a)    For additional detail of the long-term investments see Note 7 – "Investments." The investment in PCS-Mosaic of $23,323 is not included in the fair value leveling tables as it is valued at cost.
(b)    For additional detail of the economic interests in loans see Note 9 – "Financial Instruments".
(c)     Included within Other non-current assets in the consolidated balance sheets.

There were no transfers of securities among the various measurement input levels during the three months ended March 31, 2023 or 2022.

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

The precious metal and commodity inventories associated with the Company's fair value hedges (see Note 9 - "Financial Instruments") are reported at fair value. Fair values of these inventories are based on quoted market prices on commodity exchanges and are considered Level 1 measurements. The derivative instruments that the Company purchases in connection with its precious metal and commodity inventories, specifically commodity futures and forward contracts, are also valued at fair value. The futures contracts are Level 1 measurements since they are traded on a commodity exchange. The forward contracts are entered into with a counterparty and are considered Level 2 measurements.

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long Term Investments (a)	Economic Interests in Loans (b)	Warrants (b)	Total
Balance as of December 31, 2022	$52,336	$5,728	$3,564	$61,628
Sales and cash collections	(1,000)	(2,008)	—	(3,008)
Realized gains	—	1,260	—	1,260
Unrealized gains	43	—	—	43
Unrealized losses	(2)	—	—	(2)
Balance as of March 31, 2023	$51,377	$4,980	$3,564	$59,921

Balance as of December 31, 2021	$50,085	$6,483	$6,929	$63,497
Sales and cash collections	—	(1,731)	—	(1,731)
Realized gains	—	1,030	704	1,734
Unrealized losses	(764)	—	—	(764)
Balance as of March 31, 2022	$49,321	$5,782	$7,633	$62,736
(a)    Unrealized gains and losses are recorded in (Income) loss of associated companies, net of taxes in the consolidated statements of operations.
(b)    Realized and unrealized gains and losses are recorded in Realized and unrealized (gains) losses on securities, net or Financial services revenue in the consolidated statements of operations.

Long-Term Investments - Valuation Techniques

The Company estimates the value of its investment in the STCN Note using a Binomial Lattice Model. Key inputs in the valuation include the trading price and volatility of STCN's common stock, the risk-free rate of return, as well as the dividend rate, conversion price, and maturity date. The fair value of the Company’s investment in STCN preferred stock as of March 31, 2023 and December 31, 2022 was its par value because the Company has the right to redeem and the issuer has the right to convert the instrument at the redemption value.

Marketable Securities and Other - Valuation Techniques

The Company determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities.

The Company uses the net asset value included in quarterly statements it receives in arrears from a venture capital fund to determine the fair value of such fund and determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities. The fair value of the derivatives held by WebBank (see Note 9 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flow analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 8.94% to 35.70%, a constant default rate of 1.72% to 21.91% and a discount rate of 1.82% to 25.43%.

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

15. COMMITMENTS AND CONTINGENCIES

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

The legal proceedings and environmental investigations are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs, and for future investigations and remedial actions. In some cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues liabilities associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of March 31, 2023, on a consolidated basis, the Company recorded liabilities of $12,380 and $24,829 in Accrued liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet. As of December 31, 2022, on a consolidated basis, the Company recorded liabilities of $12,692 and $24,765 in Accrued Liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. In addition, the Company believes that it has or may have insurance coverage available for several of these matters. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

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

The Company's subsidiary, SL Industries, Inc. ("SLI"), may incur environmental costs in the future as a result of the past activities of its former subsidiary, SL Surface Technologies, Inc. ("SurfTech"), in Pennsauken, New Jersey ("Pennsauken Site") and in Camden, New Jersey and at its former subsidiary, SGL Printed Circuits in Wayne, New Jersey. At the Pennsauken Site, SLI entered into a consent decree with both the U.S. Department of Justice and the U.S. Environmental Protection Agency ("EPA") in 2013 and has since completed the remediation required by the consent decree and has paid the EPA a fixed sum for its past oversight costs. Separate from the consent decree, in December 2012, the NJDEP made a settlement demand of $1,800 for past and future cleanup and removal costs and natural resource damages ("NRD"). To avoid the time and expense of litigating the matter, SLI offered to pay approximately $300 to fully resolve the claim presented by the State. SLI's settlement offer was rejected. On December 6, 2018, the State filed a complaint against SLI related to the Pennsauken Site. The State is seeking treble damages and attorneys' fees, NRD for loss of use of groundwater, as well as a request that SLI pay all cleanup and removal costs that the State has incurred and will incur at the Pennsauken Site. The State's most recent demand (as of 2019) for all costs, including NRD, was for $11,500. On August 21, 2019, SLI responded with a $1,070 settlement offer, which was not accepted. The parties have substantially completed the fact and expert discovery, including the exchange of competing expert reports. The parties recently agreed to engage in mediation, which is expected to start during the three months ended June 30, 2023. The Company has a reserve of $1,070, which is its best estimate of potential losses based on our prior settlement offer. SLI intends to assert all legal and procedural defenses available to it. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

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

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through March 31, 2023. In many cases these claims involved more than 100 defendants. There remained approximately 50 pending asbestos claims as of March 31, 2023. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of both March 31, 2023 and December 31, 2022, BNS Sub has accrued $1,418 relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

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

16. RELATED PARTY TRANSACTIONS

The receivables from related parties and payables to related parties are included in Prepaid expenses and other current assets and Other current liabilities, respectively, on the Company's consolidated balance sheets. The components of receivables from related parties and payables to related parties for the years ended March 31, 2023 and December 31, 2022 are presented below:

	March 31, 2023	December 31, 2022
Receivable from related parties:
Receivable from associated companies - STCN	$788	$967
Receivable from other related parties	(36)	(5)
Total	$752	$962
Payables to related parties:
Accrued management fees	$501	$299
Payables to other related parties	406	2,582
Total	$907	$2,881

Management Agreement with SP General Services LLC

SPLP is managed by the Manager, pursuant to the terms of the Management Agreement, which receives a fee at an annual rate of 1.5% of total Partners' capital ("Management Fee"), payable on the first day of each quarter and subject to a quarterly adjustment. In addition, SPLP may issue to the Manager partnership profits interests in the form of incentive units, which will be classified as Class C common units of SPLP, upon exceeding a baseline equity value per common unit, which is determined as of the last day of each fiscal year (see Note 11 - "Capital and Accumulated Other Comprehensive Loss" for additional information on the incentive units).

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The

Management Fee was $3,001 and $2,488 for the three months ended March 31, 2023 and 2022, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Unpaid amounts for management fees included in Other current liabilities on the Company's consolidated balance sheet were $501 and $299 as of March 31, 2023 and December 31, 2022, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $606 and $774 for the three months ended March 31, 2023 and 2022. Unpaid amounts for reimbursable expenses were approximately $250 and $2,427 as of March 31, 2023 and December 31, 2022, respectively, and are included in Other current liabilities on the Company's consolidated balance sheets.

Corporate Services

The Company's subsidiary, Steel Services Ltd ("Steel Services"), through management services agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, which are eliminated in consolidation, Steel Services has management services agreements with other companies considered to be related parties, including J. Howard Inc., Steel Partners, Ltd. and affiliates, and STCN. In total, Steel Services currently charges approximately $3,432 annually to these companies. All amounts billed under these service agreements are classified as a reduction of Selling, general and administrative expenses. The receivable from STCN of $788 as of March 31, 2023 includes amounts receivables for the management services agreement.

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

Other

At March 31, 2023 and December 31, 2022, several related parties and consolidated subsidiaries had deposits totaling $1,113 and $1,112 at WebBank, respectively. Approximately $30 and $31 of these deposits, including interest which was not significant, have been eliminated in consolidation as of March 31, 2023 and December 31, 2022, respectively.

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

Steel Services has management services agreements with its consolidated subsidiaries and other related companies as further discussed in Note 16 - "Related Party Transactions." Steel Services charged the Diversified Industrial, Energy and Financial Services segments approximately $10,772, $1,989 and $422, respectively, for the three months ended March 31, 2023 and $10,356, $1,426 and $382, respectively, for the three months ended March 31, 2022. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

Segment information is presented below:

	Three Months Ended March 31,
	2023	2022
Revenue:
Diversified Industrial	$304,426	$327,249
Energy	48,164	38,317
Financial Services	92,781	40,179
Total revenue	$445,371	$405,745
Income (loss) from continuing operations before interest expense and income taxes:
Diversified Industrial	$21,138	$34,082
Energy	5,240	3,952
Financial Services	25,852	13,927
Corporate and Other	(6,837)	(35,287)
Income from continuing operations before interest expense and income taxes	45,393	16,674
Interest expense	5,986	4,524
Income tax provision	14,604	7,609
Net income	$24,803	$4,541
Loss of associated companies, net of taxes:
Corporate and Other	$3,967	$4,643
Total	$3,967	$4,643
Segment depreciation and amortization:
Diversified Industrial	$10,015	$11,361
Energy	2,540	2,521
Financial Services	216	128
Corporate and Other	172	153
Total depreciation and amortization	$12,943	$14,163

18. REGULATORY MATTERS

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023
Total Capital
(to risk-weighted assets)	$324,463	15.00%	$173,478	8.00%	$227,689	10.50%	$216,847	10.00%
Tier 1 Capital
(to risk-weighted assets)	$297,271	13.70%	$130,108	6.00%	$184,320	8.50%	$173,478	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$297,271	13.70%	$97,581	4.50%	$151,793	7.00%	$140,951	6.50%
Tier 1 Capital
(to average assets)	$297,271	14.10%	$84,146	4.00%	$—	—	$105,182	5.00%

As of December 31, 2022
Total Capital
(to risk-weighted assets)	$306,618	15.00%	$163,952	8.00%	$215,187	10.50%	$204,940	10.00%
Tier 1 Capital
(to risk-weighted assets)	$280,951	13.70%	$122,964	6.00%	$174,199	8.50%	$163,952	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$280,951	13.70%	$92,223	4.50%	$143,458	7.00%	$133,211	6.50%
Tier 1 Capital
(to average assets)	$280,951	14.70%	$76,300	4.00%	n/a	n/a	$95,375	5.00%

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

In the first quarter of 2023, WebBank elected to apply a modified transition provision issued by federal banking regulators related to the impact of the current expected credit loss accounting standard (CECL) on regulatory capital. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL using a three-year phase-out period in which the benefit is reduced by 25% in year one, 50% in year two and 75% in year three.

19. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for the three months ended March 31, 2023 and 2022 is presented in the following table:

	Three Months Ended March 31,
	2023	2022
Cash paid during the period for:
Interest	$15,488	$4,649
Taxes	$659	$791

20. SUBSEQUENT EVENT

Transfer and Exchange Agreement

On April 30, 2023, the Company, Steel Excel, Inc. ("Steel Excel"), the Company's wholly-owned subsidiary WebFinancial Holding Corporation ("WebFinancial," and together with Steel Excel, the "Exchanging Parties"), and STCN entered into a Transfer and Exchange Agreement dated as of April 30, 2023 (the "Exchange Agreement"). Pursuant to the Exchange Agreement, on April 30, 2023, the Exchanging Parties exchanged an aggregate of 3,597,744 shares of common stock, par value $0.10 per share, of Aerojet (the "Aerojet Shares") held by the Exchanging Parties for 3,500,000 shares of newly created Series E convertible preferred stock of STCN (the "Series E Preferred Stock," and such exchange and related transactions, the "Transaction") having a liquidation preference equal to $58.1087 per share. Pursuant to the Exchange Agreement, STCN will call a stockholders' meeting (the "STCN Stockholder Meeting") to consider and vote upon the rights of the Series E Preferred Stock to vote and receive dividends together with the STCN Common Shares (as defined below) on an as-

converted basis and the issuance of STCN Common Shares upon conversion of the Series E Preferred Stock by the holders at their option, pursuant to the rules and regulations of Nasdaq (the "Nasdaq Proposal") and any other matters which, following the closing of the Transaction, STCN's board of directors (the "STCN Board") deems appropriate to consider and vote upon at the STCN Stockholder Meeting. Upon approval by STCN's stockholders, the Series E Preferred Stock will be convertible into an aggregate of 184,891,318 shares of common stock, par value $0.01 per share, of STCN (the "STCN Common Shares"), subject to adjustment as set forth in the Certificate of Designation, and will vote together with the STCN Common Shares and participate in any dividends paid on the STCN Common Shares (except as described below), in each case, on an as-converted basis.

Stockholders' Agreement

Concurrently with the execution of the Exchange Agreement, the Company, Steel Excel, WebFinancial, WHX CS, LLC, WF Asset Corp., Steel Partners Ltd., Warren G. Lichtenstein and Jack L. Howard (together, the "SP Investors") and STCN entered into a Stockholders' Agreement dated as of April 30, 2023 (the "Stockholders' Agreement"). Pursuant to the Stockholders' Agreement, the parties agreed to certain aspects of STCN's governance, including the creation of an Independent Audit Committee or Disinterested Audit Committee (as defined therein).

The Stockholders' Agreement further provides that (A) prior to September 1, 2025 the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required for the following: (i) a voluntary delisting of the STCN Common Shares from the applicable stock exchange or a transaction (including a merger, recapitalization, stock split or otherwise) which results in the delisting of the STCN Common Shares, STCN ceasing to be an SEC reporting company, or STCN filing a Form 25 or Form 15 or any similar form with the SEC; (ii) an amendment to the terms of the Management Services Agreement (the "Services Agreement") dated June 14, 2019, by and between STCN and Steel Services Ltd.; and (iii) any related party transaction between STCN and the SP Investors and their subsidiaries and affiliates; (B) prior to September 1, 2028, the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required for the Board to approve a going private transaction pursuant to which Steel Partners or its subsidiaries or affiliates acquires the outstanding STCN Common Shares they do not own (or any alternative transaction that would have the same impact); and (C) until the Final Sunset Date, the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required (i) for the Board to approve a short-form or squeeze-out merger between STCN and the SP Investors; or (ii) prior to any transfer of equity interests in STCN by the members of the SP Group (as defined in the Stockholders' Agreement) if such transfers would result in 80% of the voting power and value of the equity interests in STCN that are held by the members of the SP Group being held by one corporate entity.

The Stockholders' Agreement also provides that 70% of the net proceeds received by STCN upon resolution of the Reith litigation will be distributed to STCN's stockholders with the SP Investors agreeing to waive their portion of any such distribution to the extent of any STCN Common Shares held as of the date of the Stockholders' Agreement or issuable upon conversion of the Series E Preferred Stock held by the SP Investors and the Series C Convertible Preferred Stock, par value $0.01 per share, of STCN, and the STCN Note. Any amendment to the Stockholders' Agreement by STCN prior to the date that any person or group of related persons owns 100% of the equity securities of STCN requires the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable.

Voting Agreement

Concurrently with the execution of the Exchange Agreement, the SP Investors and STCN entered into a Voting Agreement, dated as of April 30, 2023 (the "Voting Agreement"). Pursuant to the terms and conditions set forth in the Voting Agreement, each SP Investor has agreed to (i) vote, or cause to be voted, all securities of STCN beneficially owned by each such SP Investor for the approval of the Nasdaq Proposal and against any transaction or proposal that may delay, impair or nullify the approval of the Nasdaq Proposal; (ii) not enter into an agreement to vote in a manner inconsistent with the foregoing; and (iii) not transfer such STCN Common Shares and Subject Shares (as defined in the Stockholders' Agreement), without the prior consent of STCN's audit committee, subject to certain standard exceptions. As the SP Investors currently own more than a majority of the voting power of STCN, approval of the Nasdaq Proposal is assured. The STCN Board of Directors (the "STCN Board"), acting on the unanimous recommendation of a strategic planning committee of the STCN Board consisting solely of independent and disinterested directors of STCN (the "Strategic Planning Committee"), approved the Transaction. The Strategic Planning Committee exclusively negotiated the terms of the Transaction with Steel Partners, with the assistance of its independent legal counsel and financial advisors, which also issued a fairness opinion with respect to the Transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q (this "Form 10-Q"), unless the context otherwise requires, the terms "we," "our," "SPLP" and the "Company" refer to Steel Partners Holdings L.P.

The following discussion is intended to assist you in understanding our present business and the results of operations, together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes contained in this Form 10-Q, along with the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Annual Report"). All monetary amounts used in this discussion are in thousands.

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

Forward-looking statements are only predictions based upon the Company's current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by the statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include: disruptions to the Company’s business as a result of economic downturns; the significant volatility of crude oil and commodity prices; the effects of rising interest rates; the Company’s subsidiaries’ sponsor defined pension plans, which could subject the Company to future cash flow requirements; the ability to comply with legal and regulatory requirements, including environmental, health and safety laws and regulations, banking regulations and other extensive requirements to which the Company and its businesses are subject; risks associated with the Company’s wholly-owned subsidiary, WebBank, as a result of its Federal Deposit Insurance Corporation ("FDIC") status, highly-regulated lending programs, and capital requirements; the ability to meet obligations under the Company's senior credit facility through future cash flows or financings; the risk of management diversion, increased costs and expenses, and impact on profitability in connection with the Company's business strategy to make acquisitions; the impact of losses in the Company's investment portfolio; the Company’s ability to protect its intellectual property rights and obtain or retain licenses to use others' intellectual property on which the Company relies; the Company’s exposure to risks inherent to conducting business outside of the U.S.; the impact of any changes in U.S. trade policies; the adverse impact of litigation or compliance failures on the Company's profitability; a significant disruption in, or breach in security of, the Company’s technology systems or protection of personal data; the loss of any significant customer contracts; the Company’s ability to maintain effective internal control over financial reporting; adverse impacts of the ongoing COVID-19 pandemic on business, results of operations, financial condition, and cash flows; the rights of unitholders with respect to voting and maintaining actions against the Company or its affiliates; potential conflicts of interest arising from certain interlocking relationships amount us and affiliates of the Company’s Executive Chairman; the Company’s dependence on the Manager and impact of the management fee on the Company’s total partners’ capital; the impact to the development of an active market for the Company’s units due to transfer restrictions and other factors; the Company’s tax treatment and its subsidiaries’ ability to fully utilize their tax benefits; the loss of essential employees; and other factors described in the "Risk Factors" in Part I, Item 1A of the Form 10-K that could affect the Company's results. Any forward-looking statement made in this Form 10-Q speaks only as of the date hereof, and investors should not rely upon forward-looking statements as predictions of future events. Except as otherwise required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

The Diversified Industrial segment is comprised of manufacturers of engineered niche industrial products, with leading market positions in many of the markets they serve. The businesses in this segment distribute products to customers through their sales personnel, outside sales representatives and distributors in North and South America, Europe, Australia, Asia and several other international markets. Its manufacturing operations encompass joining materials, tubing, building materials, performance materials, electrical products, cutting replacement products and services, and metallized films.

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

During the three months ended March 31, 2023, WebBank did not issue new loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The existing loans were funded by the PPP Liquidity Facility and have terms of between two and five years with repayment guaranteed by the SBA. Payments by borrowers up to sixteen months after the note date, and interest will continue to accrue during the sixteen month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. As of March 31, 2023, the total PPP loans and associated liabilities are $36,013 and $31,692, respectively, and included in Long-term loans receivable, net and Other borrowings, respectively, in the consolidated balance sheet as of March 31, 2023. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan.

Corporate and Other consists of several consolidated subsidiaries, including our subsidiary, Steel Services Ltd ("Steel Services"), equity method and other investments, and cash and cash equivalents. Its income or loss includes certain unallocated general corporate expenses. Steel Services has management services agreements with our consolidated subsidiaries and other related companies. Steel Services provides assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. For additional information on these service agreements, see Note 16 - "Related Party Transactions" to the SPLP consolidated financial statements found elsewhere in this Form 10-Q.

Significant Developments

Transfer and Exchange Agreement

On April 30, 2023, the Company, Steel Excel, Inc. ("Steel Excel"), the Company's wholly-owned subsidiary WebFinancial Holding Corporation ("WebFinancial," and together with Steel Excel, the "Exchanging Parties"), and STCN entered into a Transfer and Exchange Agreement dated as of April 30, 2023 (the "Exchange Agreement"). Pursuant to the Exchange Agreement, on April 30, 2023, the Exchanging Parties exchanged an aggregate of 3,597,744 shares of common stock, par value $0.10 per share, of Aerojet (the "Aerojet Shares") held by the Exchanging Parties for 3,500,000 shares of newly created Series E convertible preferred stock of STCN (the "Series E Preferred Stock," and such exchange and related transactions, the "Transaction") having a liquidation preference equal to $58.1087 per share. Pursuant to the Exchange Agreement, STCN will call a stockholders' meeting (the "STCN Stockholder Meeting") to consider and vote upon the rights of the Series E Preferred Stock to vote and receive dividends together with the STCN Common Shares (as defined below) on an as-converted basis and the issuance of STCN Common Shares upon conversion of the Series E Preferred Stock by the holders at their option, pursuant to the rules and regulations of Nasdaq (the "Nasdaq Proposal") and any other matters which, following the closing of the Transaction, STCN's board of directors (the "STCN Board") deems appropriate to consider and vote upon at the

STCN Stockholder Meeting. Upon approval by STCN's stockholders, the Series E Preferred Stock will be convertible into an aggregate of 184,891,318 shares of common stock, par value $0.01 per share, of STCN (the "STCN Common Shares"), subject to adjustment as set forth in the Certificate of Designation, and will vote together with the STCN Common Shares and participate in any dividends paid on the STCN Common Shares (except as described below), in each case, on an as-converted basis.

Stockholders' Agreement

Concurrently with the execution of the Exchange Agreement, the Company, Steel Excel, WebFinancial, WHX CS, LLC, WF Asset Corp., Steel Partners Ltd., Warren G. Lichtenstein and Jack L. Howard (together, the "SP Investors") and STCN entered into a Stockholders' Agreement dated as of April 30, 2023 (the "Stockholders' Agreement"). Pursuant to the Stockholders' Agreement, the parties agreed to certain aspects of STCN's governance, including the creation of an Independent Audit Committee or Disinterested Audit Committee (as defined therein).

The Stockholders' Agreement further provides that (A) prior to September 1, 2025 the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required for the following: (i) a voluntary delisting of the STCN Common Shares from the applicable stock exchange or a transaction (including a merger, recapitalization, stock split or otherwise) which results in the delisting of the STCN Common Shares, STCN ceasing to be an SEC reporting company, or STCN filing a Form 25 or Form 15 or any similar form with the SEC; (ii) an amendment to the terms of the Management Services Agreement (the "Services Agreement") dated June 14, 2019, by and between STCN and Steel Services Ltd.; and (iii) any related party transaction between STCN and the SP Investors and their subsidiaries and affiliates; (B) prior to September 1, 2028, the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required for the Board to approve a going private transaction pursuant to which Steel Partners or its subsidiaries or affiliates acquires the outstanding STCN Common Shares they do not own (or any alternative transaction that would have the same impact); and (C) until the Final Sunset Date, the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required (i) for the Board to approve a short-form or squeeze-out merger between STCN and the SP Investors; or (ii) prior to any transfer of equity interests in STCN by the members of the SP Group (as defined in the Stockholders' Agreement) if such transfers would result in 80% of the voting power and value of the equity interests in STCN that are held by the members of the SP Group being held by one corporate entity.

The Stockholders' Agreement also provides that 70% of the net proceeds received by STCN upon resolution of the Reith litigation will be distributed to STCN's stockholders with the SP Investors agreeing to waive their portion of any such distribution to the extent of any STCN Common Shares held as of the date of the Stockholders' Agreement or issuable upon conversion of the Series E Preferred Stock held by the SP Investors and the Series C Convertible Preferred Stock, par value $0.01 per share, of STCN, and the STCN Note. Any amendment to the Stockholders' Agreement by STCN prior to the date that any person or group of related persons owns 100% of the equity securities of STCN requires the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable.

Voting Agreement

Concurrently with the execution of the Exchange Agreement, the SP Investors and STCN entered into a Voting Agreement, dated as of April 30, 2023 (the "Voting Agreement"). Pursuant to the terms and conditions set forth in the Voting Agreement, each SP Investor has agreed to (i) vote, or cause to be voted, all securities of STCN beneficially owned by each such SP Investor for the approval of the Nasdaq Proposal and against any transaction or proposal that may delay, impair or nullify the approval of the Nasdaq Proposal; (ii) not enter into an agreement to vote in a manner inconsistent with the foregoing; and (iii) not transfer such STCN Common Shares and Subject Shares (as defined in the Stockholders' Agreement), without the prior consent of STCN's audit committee, subject to certain standard exceptions. As the SP Investors currently own more than a majority of the voting power of STCN, approval of the Nasdaq Proposal is assured. The STCN Board of Directors (the "STCN Board"), acting on the unanimous recommendation of a strategic planning committee of the STCN Board consisting solely of independent and disinterested directors of STCN (the "Strategic Planning Committee"), approved the Transaction. The Strategic Planning Committee exclusively negotiated the terms of the Transaction with Steel Partners, with the assistance of its independent legal counsel and financial advisors, which also issued a fairness opinion with respect to the Transaction.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
Revenue	$445,371	$405,745
Cost of goods sold	261,293	268,170
Selling, general and administrative expenses	114,954	86,124
Asset impairment charges	—	403
Interest expense	5,986	4,524
Realized and unrealized (gains) losses on securities, net	(607)	27,726
All other expense, net *	20,371	2,005
Total costs and expenses	401,997	388,952
Income from operations before income taxes and equity method investments	43,374	16,793
Income tax provision	14,604	7,609
Loss of associated companies, net of taxes	3,967	4,643
Net income from continuing operations	$24,803	$4,541
* includes finance interest, provision for loan losses, and other expense from the consolidated statements of operations

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

The following table reconciles net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2023	2022
Adjusted EBITDA Reconciliation
Net income from continuing operations	$24,803	$4,541
Income tax provision	14,604	7,609
Income from operations before income taxes	39,407	12,150
Add (Deduct):
Loss of associated companies, net of taxes	3,967	4,643
Realized and unrealized (gain) losses on securities, net	(607)	27,726
Interest expense	5,986	4,524
Depreciation	9,355	9,899
Amortization	3,588	4,264
Asset impairment charge	—	403
Non-cash pension expense (income)	2,980	(1,901)
Non-cash equity-based compensation	(11)	119
Other items, net	(1,534)	2,743
Adjusted EBITDA	$63,131	$64,570

	Three Months Ended March 31,
	2023	2022
Segment Adjusted EBITDA
Diversified Industrial	$31,923	$47,564
Energy	7,321	5,619
Financial Services	26,212	13,728
Corporate and Other	(2,325)	(2,341)
Total	$63,131	$64,570

Revenue

Revenue for the three months ended March 31, 2023 increased $39,626, or 9.8%, as compared to the same period last year, as a result of higher revenue from both Financial Services and Energy segments, partially offset by lower sales from the Diversified Industrial segment, as well as the impact of divestiture of SLPE business in April 2022.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2023 decreased $6,877, or 2.6%, as compared to the same period last year, resulting from lower sales from the Diversified Industrial segment primarily due to the impact of divestiture of SLPE business mentioned above, partially offset by higher material costs. The decrease was partially offset by the impact of higher revenue from the Energy segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2023 increased $28,830, or 33.5%, as compared to the same period last year. The increase was primarily due to higher expenses from the Financial Services segment and, to a lesser extent, higher expenses for the Diversified Industrial segment. SG&A expenses for the Financial Services segment increased approximately $21,500, primarily due to higher credit performance fees due to higher credit risk transfer ("CRT") balances and higher personnel costs. SG&A expenses for the Diversified Industrial segment increased approximately $9,000, primarily due to higher personnel costs and professional fees, partially offset by the impact of divestiture of SLPE business.

Asset Impairment Charge

An impairment charge of $403 was recorded for the three months ended March 31, 2022 related to an idle piece of equipment associated with the Joining Materials business unit from the Diversified Industrial segment. There were no asset impairment charges in the 2023 period.

Interest Expense

Interest expense for the three months ended March 31, 2023 increased $1,462, or 32.3%, as compared to the same period last year. The increase was primarily due to higher average interest rates, partially offset by lower average debt levels, as compared to the same period of 2022.

Realized and Unrealized Losses on Securities, Net

The Company recorded gains of $607 for the three months ended March 31, 2023, as compared to losses of $27,726 in the same period of 2022. These gains and losses were due to unrealized gains and losses related to the mark-to-market adjustments on the Company's portfolio of securities, primarily related to the Company's investment in Aerojet, in these periods.

All Other Expense, Net

All other expense, net totaled $20,371 for the three ended March 31, 2023, as compared to $2,005 in the same period of 2022. Higher all other expense, net for the three months ended March 31, 2023 was primarily due to higher finance interest expense and provisions for credit losses related to the Financial Services segment, as compared to the same period of 2022.

Income Tax Provision

The Company recorded income tax provisions of $14,604 and $7,609 for the three months ended March 31, 2023 and 2022, respectively. The Company's effective tax rate was 33.7% and 45.3% for the three months ended March 31, 2023 and 2022, respectively. The lower effective tax rate for the three months ended March 31, 2023 is primarily due to the change in U.S. income tax expense related to unrealized gains and losses on investments. As a limited partnership, the Company is generally not responsible for federal and state income taxes, and its profits and losses are passed directly to its limited partners for inclusion in their respective income tax returns. Provisions have been made for federal, state, local or foreign income taxes on the results of operations generated by our consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include partnership losses for which no tax benefit is recognized, tax expense related to unrealized gains and losses on investment, state taxes, changes in deferred tax valuation allowances and other permanent differences.

Loss of Associated Companies, Net of Taxes

The Company recorded loss from associated companies, net of taxes, of $3,967 for the three months ended March 31, 2023, as compared to $4,643 in the same period of 2022. For the details of each of these investments and the related mark-to-market adjustments, see Note 7 - "Investments" to the Company's consolidated financial statements found elsewhere in this Form 10-Q.

Adjusted EBITDA

Adjusted EBITDA was $63,131 for the three months ended March 31, 2023, as compared to $64,570 for the same period of 2022. Adjusted EBITDA decreased by $1,439 primarily due to decreases in the Diversified Industrial segment primarily driven by lower sales and higher material and personnel costs, as well as the impact from divestiture of SLPE business. That decrease was partially offset by: 1) higher revenue at the Financial Services segment that was partially offset by higher finance interest and credit loss provisions, as well as higher personnel costs; and 2) strong revenue at the Energy segment primarily resulting from higher volume and favorable pricing.

Segment Analysis

	Three Months Ended March 31,
	2023	2022
Revenue:
Diversified Industrial	$304,426	$327,249
Energy	48,164	38,317
Financial Services	92,781	40,179
Total revenue	$445,371	$405,745
Income (loss) from operations before interest expense and income taxes:
Diversified Industrial	$21,138	$34,082
Energy	5,240	3,952
Financial Services	25,852	13,927
Corporate and other	(6,837)	(35,287)
Income from operations before interest expense and income taxes	45,393	16,674
Interest expense	5,986	4,524
Income tax provision	14,604	7,609
Net income from continuing operations	$24,803	$4,541
Loss of associated companies, net of taxes:
Corporate and other	$3,967	$4,643
Total	$3,967	$4,643
Segment depreciation and amortization:
Diversified Industrial	$10,015	$11,361
Energy	2,540	2,521
Financial Services	216	128
Corporate and other	172	153
Total depreciation and amortization	$12,943	$14,163

Diversified Industrial

Net sales for the three months ended March 31, 2023 decreased $22,823, or 7.0%, as compared to the same period of 2022. The decrease was primarily driven by the Building Materials business of $26,700 and the Electrical Products business of $7,700, partially offset by growth from the Performance Materials business of $6,000, Tubing business of $3,500, and Kasco business of $3,000, all due primarily to the impact of higher sales volume and favorable pricing. The decrease for the Building Materials business unit was primarily driven by lower volume from its roofing products. The decrease for the Electrical Products business unit was primarily due to the impact from the divestiture of the SLPE business, partially offset by growth from MTE driven by higher demand from medical, oil & gas, and general industrial sectors.

Segment operating income for the three months ended March 31, 2023 decreased $12,944, as compared to the same period of 2022. Lower operating income for the 2023 period was primarily driven by lower sales volume, higher material and personnel costs from the Building Material business unit, as well as the impact from the divestiture of the SLPE business.

Segment adjusted EBITDA for the three months ended March 31, 2023 decreased $15,641, as compared to the same period in 2022, primarily due to lower sales volume, higher material and personnel costs from the Building Material business, as well as the impact from the divestiture of the SLPE business as mentioned above.

Energy

Net revenue for the three months ended March 31, 2023 increased $9,847, or 25.7%, as compared to the same period of 2022. The increases in net revenue were primarily due to higher volume and favorable pricing driven by higher demand from the energy sector as a result of higher energy prices.

Segment operating income for the three months ended March 31, 2023 increased $1,288, as compared to the same period of 2022 primarily driven by strong revenue mentioned above, partially offset by higher material and labor costs during the 2023 period.

Segment Adjusted EBITDA for the three months ended March 31, 2023 increased $1,702, as compared to the same period of 2022. The increase was primarily driven by strong revenue mentioned above, partially offset by higher material and labor costs.

Financial Services

Revenue for the three months ended March 31, 2023 increased $52,602, or 130.9%, as compared to the same period of 2022. The increase was primarily due to an increase in interest income and fees from higher asset based lending, credit risk transfer, held for sale balances, and interest rates as compared to the three months ended March 31, 2022.

Segment operating income for the three months ended March 31, 2023 increased $11,925, as compared to the same period of 2022. The increase was primarily due to higher revenue as discussed above, partially offset by higher SG&A costs, finance interest expenses and provision for credit losses. The increase in SG&A costs was driven by higher credit performance fees due to higher credit risk transfer balances as well as higher personnel costs. The higher finance interest expense was due to an increase in deposits and higher interest rates, partially offset by a decrease in PPPLF ("Paycheck Protection Program Liquidity Facility") borrowings driven by lower PPP balances. The provision for credit losses increased $6,524, which was primarily driven by increased quantitative easing in 2022 driven by macro-economic concerns related to high inflation and recessionary pressure and higher held to maturity balances as well as the impact related to the adoption of ASU 2016-13.

Segment Adjusted EBITDA for the three months ended March 31, 2023 increased $12,484, as compared to the same period of 2022, primarily due to higher revenue, partially offset by higher SG&A costs, finance interest expenses and provision for credit losses as mentioned above.

Corporate and Other

Operating loss was $6,837 for the three months ended March 31, 2023, as compared to an operating loss of $35,287 for the three months ended March 31, 2022. The fluctuations were primarily due to changes in investment results from long-term investments.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows from continuing operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(48,248)	$(13,310)
Net cash (used in) provided by investing activities	(153,963)	35,482
Net cash provided by (used in) financing activities	272,717	(145,864)
Net change for the period	$70,506	$(123,692)

Cash Flows from Operating Activities

During the three months ended March 31, 2023, the Company used $48,248 of cash, which was primarily due to changes in operating assets and liabilities of $112,589, partially offset by operating income of $24,803 and adjustments to operating income, including depreciation and amortization of $12,943, deferred income taxes of $9,722, and provision for credit losses of $7,806. During the three months ended March 31, 2022, the Company used $13,310 of cash, which was primarily due to changes in operating assets and liabilities of $64,997, partially offset adjustments to operating income, including realized and unrealized loss on securities of $27,726 and depreciation and amortization of $14,163.

Cash Flows from Investing Activities

During the three months ended March 31, 2023, the Company used $153,963 of cash, which was primarily due to loan originations, net of collections, of $174,982 and capital expenditures of $10,708, partially offset by proceeds from maturities of investments of $36,512. During the three months ended March 31, 2022, the Company generated $35,482 of cash, which was primarily due to loan originations, net of collections of $56,879, partially offset by purchases of investments of $19,015.
Cash Flows from Financing Activities

During the three months ended March 31, 2023, the Company generated $272,717 of cash, which was primarily due to an increase in deposits of $285,720, partially offset by repayments of PPP borrowings of $9,950. During the three months ended March 31, 2022, the Company used $145,864 of cash, which was primarily due to repayments of PPP borrowings of $117,733, share repurchases of $10,418, and purchases of subsidiary shares from noncontrolling interest $8,606.

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

The Company's senior credit facility, as amended and restated, (the "Credit Agreement") consists of a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the "Revolving Credit Loans"), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, each as defined in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial covenants as of March 31, 2023. The Company believes it will remain in compliance with the Credit Agreement's covenants for the next twelve months. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire on December 29, 2026, and all outstanding amounts will be due and payable.

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

As of March 31, 2023, the Company's working capital was $214,647, as compared to working capital of $156,085 as of December 31, 2022. The Company's total availability under the Credit Agreement was approximately $408,300 as of March 31, 2023. During the three-month period ended March 31, 2023, capital expenditures were $10,708, as compared to $7,746 for the same period of 2022. The Company currently expects full year capital expenditures in the range of $54,000 to 67,000 in 2023, as compared to $47,541 in 2022. The Company and its subsidiaries have ongoing commitments, which include funding of the minimum requirements of its subsidiaries' pension plans. During the three months ended March 31, 2023, the Company did not contribute to its pension plans. As of March 31, 2023, the Company currently estimates it will contribute $5,814 to its pension plans during the remainder of 2023. On April 13, 2023, the Company contributed $2,000 to its pension plans. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $250,601 and $174,257 in cash and cash equivalents, time deposits placed at other institutions and federal funds sold as of March 31, 2023 and December 31, 2022, respectively. WebBank had $15,250 and $55,000 in lines of credit from its correspondent banks as of March 31, 2023 and December 31, 2022, respectively. WebBank had $376,705 and $285,584 available from the Federal Reserve discount window as of March 31, 2023 and December 31, 2022, respectively. Therefore, WebBank had a total of $642,556 and $514,841 in cash, lines of credit and access to the Federal Reserve Bank discount window as of March 31, 2023 and December 31, 2022, respectively, which represents approximately 28.9% and 26.9%, respectively, of WebBank's total assets, excluding PPP loans.

OTHER

Critical Accounting Estimates Update

The Company's consolidated financial statements are prepared in conformity with U.S. GAAP, which require us to make estimates and assumptions that affect the amounts reported in the financial statements. The critical accounting policies and estimates that we believe are most critical to the portrayal of our financial condition and results of operations are reported in the "Critical Accounting Policies" section of Part II. Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2022 Annual Report.

As of March 31, 2023, the Company did not identify any indicators of impairment and determined its goodwill, other intangible assets and long-lived assets were not impaired. However, it is possible in future periods that declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets are impaired.

As of both March 31, 2023 and December 31, 2022, the Electrical Products reporting unit had goodwill of $46,445. As of December 31, 2022, the Electrical Products reporting unit's fair value exceeded its net book value by 5%. The fair value of the Electrical Products reporting unit can be significantly impacted by the reporting unit’s performance, the amount and timing of expected future cash flows, decreased customer demand for Electrical Products' services, management’s ability to execute its business strategies, and general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. Based on our assessment of these circumstances, we have determined that goodwill at our Electrical Products reporting unit is at risk for future impairment if the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods.

During the first quarter of 2023, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new standard changed the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and added certain new required disclosures. Under the expected loss model, entities recognize estimated credit losses over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The Company adopted ASU 2016-13 on January 1, 2023. The guidance was applied on a modified-retrospective basis, with the cumulative-effect adjustment recorded to partners' capital on the adoption date. The adoption did not have a material effect on the Company’s trade receivables and other financial assets of its Diversified Industrial and Energy segments. The Company's Financial Services segment recognized an increase of $5,248 to its Allowance for Credit Losses and a decrease of $3,862, net of tax cumulative effect adjustment to the beginning balance of partners' capital from the adoption of ASU 2016-13. Determining the appropriateness of the allowance requires judgment by management about the effect of matters that are inherently uncertain. Changes in factors and forecasts used in evaluating the overall loan portfolio may result in significant changes in the allowance for credit losses and related provision expense in future periods. The allowance level is influenced by loan volumes, loan asset quality ratings, delinquency status, historical credit loss experience, loan performance characteristics, forecasted information and other conditions influencing loss expectations. Changes to the assumptions in the model in future periods could have a material impact on the Company's Consolidated Financial Statements. See Note 1 - "Nature of the Business and Basis of Presentation" for a detailed discussion of the Company's methodologies for estimating expected credit losses.

There were no material changes to the critical accounting policies during the three months ended March 31, 2023, as compared to those disclosed in the Company's 2022 Annual Report, except for the updates to the Allowance for Credit Losses policy described in Note 1 - "Nature of the Business and Basis of Presentation". In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk, as compared to the quantitative and qualitative disclosures about market risk described in the 2022 Annual Report.

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

Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

The Company and its subsidiaries are parties to a variety of legal actions arising out of the normal course of business and otherwise. For further information regarding our legal proceedings, see the description of legal and environmental matters set forth in Note 15 - "Commitments and Contingencies" to the SPLP consolidated financial statements included in Part I of this Form 10-Q and incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors as disclosed in Part I, Item 1A, Risk Factors in our most recent Annual Report on Form 10-K, other than as set forth below. Investors are encouraged to review such risk factors in such Form 10-K and below prior to making an investment in the Company.

Risks Related to Our Business

Recent events affecting the financial services industry could have an adverse impact on our business and financial condition.

The recent closures of Silicon Valley Bank, Signature Bank and Silvergate Capital Corporation, as well as acquisitions of Credit Suisse and First Republic Bank at regulators' behest, have created bank-specific and broader financial institution liquidity risks and concerns. While we did not have any material deposits at any of these institutions, uncertainty remains over liquidity concerns in the financial services industry and potential impacts on the broader global economy, and our business, our customers and suppliers, and/or industry as a whole may be adversely impacted in ways that we cannot predict at this time.

If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash and cash equivalents may be threatened. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds, such parties' ability to pay or perform their obligations to us or to enter into new commercial arrangements requiring additional payments to us or additional funding could be adversely affected. Moreover, sufficient external financing may not be available to us on a timely basis, on commercially reasonable terms to us, or at all. Any of these events could adversely affect our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

The Board of SPH GP, has approved the repurchase of up to an aggregate of 7,770,240 of the Company's common units ("Repurchase Program"). The Repurchase Program was announced on December 7, 2016 and supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs, as discussed in further detail in Note 11 - "Capital and Accumulated Other Comprehensive Loss." Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. In the three months ended March 31, 2023, the Company repurchased 75,504 common units for $3,248. Since inception of the Repurchase Program the Company had purchased 7,421,496 common units for an aggregate price of approximately $147,606. As of March 31, 2023, there were approximately 348,744 common units that may yet be purchased under the Repurchase Program. In April 2023, the Company repurchased 720 common units for $30. On May 4, 2023, the Board of SPH GP approved an increase of 1,000,000 common units to the Repurchase Program.

The following table provides information about our repurchases of common units during the three months ended March 31, 2023. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 through January 31, 2023	—	$—	—	424,248
February 1, 2023 through February 28, 2023	—	$—	—	424,248
March 1, 2023 through March 31, 2023	75,504	$43.02	75,504	348,744
Total	75,504		75,504

Item 6. Exhibits

Exhibit No.	Description

10.1*
Separation Agreement and General Release, dated as of January 20, 2023, between the Company and Gordon Walker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 26, 2023).

10.2
Transfer and Exchange Agreement, dated as of April 30, 2023, by and among Steel Partners Holdings L.P., Steel Excel, Inc., WebFinancial Holding Corporation and Steel Connect, Inc. (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed May 1, 2023).

10.3
Stockholders’ Agreement, dated as of April 30, 2023, by and among Steel Connect, Inc., Steel Partners Holdings L.P., and the other stockholders signatory therein (incorporated by reference to Exhibit 10.2 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed May 1, 2023).

10.4
Voting Agreement, dated as of April 30, 2023, by and among Steel Connect, Inc., Steel Partners Holdings L.P., WebFinancial Holding Corporation, WHX CS, LLC, WF Asset Corp., Steel Partners, Ltd., Warren G. Lichtenstein, and Jack L. Howard. (incorporated by reference to Exhibit 10.3 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed May 1, 2023).

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

Dated:	May 4, 2023	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.,
Its General Partner

		By:	/s/ Jason Wong
Jason Wong
Chief Financial Officer and Authorized Signatory
(Principal Financial Officer)