Form 10-Q
period 2023-06-30
STEEL PARTNERS HOLDINGS L.P.
filed 2023-08-09
CIK 1452857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The number of common units outstanding as of August 1, 2023 was 21,362,759.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except common units)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$353,157	$234,448
Trade and other receivables - net of allowance for doubtful accounts of $2,425 and $2,414, respectively	254,986	183,861
Loans receivable, including loans held for sale of $743,594 and $602,675, respectively, net	1,428,283	1,131,745
Inventories, net	224,102	214,084
Prepaid expenses and other current assets	44,396	41,090
Total current assets	2,304,924	1,805,228
Long-term loans receivable, net	462,729	423,248
Goodwill	148,027	125,813
Other intangible assets, net	123,347	94,783
Other non-current assets	165,980	195,859
Property, plant and equipment, net	246,503	238,510
Operating lease right-of-use assets	75,531	42,711
Long-term investments	239,842	309,697
Total Assets	$3,766,883	$3,235,849
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$135,932	$109,572
Accrued liabilities	136,082	112,744
Deposits	1,613,022	1,360,477
Short-term debt	283	685
Current portion of long-term debt	67	67
Other current liabilities	90,012	65,598
Total current liabilities	1,975,398	1,649,143
Long-term deposits	304,809	208,004
Long-term debt	184,788	179,572
Other borrowings	25,715	41,682
Preferred unit liability	153,576	152,247
Accrued pension liabilities	90,053	84,948
Deferred tax liabilities	15,956	41,055
Long-term operating lease liabilities	61,736	35,512
Other non-current liabilities	38,970	42,226
Total Liabilities	2,851,001	2,434,389
Commitments and Contingencies
Capital:
Partners' capital common units: 21,413,749 and 21,605,093 issued and outstanding (after deducting 18,248,177 and 17,904,679 units held in treasury, at cost of $324,093 and $309,257), respectively	1,017,276	952,094
Accumulated other comprehensive loss	(150,956)	(151,874)
Total Partners' Capital	866,320	800,220
Noncontrolling interests in consolidated entities	49,562	1,240
Total Capital	915,882	801,460
Total Liabilities and Capital	$3,766,883	$3,235,849

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Diversified Industrial net sales	$315,046	$346,664	$619,472	$673,913
Energy net revenue	50,314	47,024	98,478	85,341
Financial Services revenue	105,384	47,720	198,165	87,899
Supply Chain revenue	30,181	—	30,181	—
Total revenue	500,925	441,408	946,296	847,153
Costs and expenses:
Cost of goods sold	289,399	288,813	550,692	556,983
Selling, general and administrative expenses	136,364	100,841	251,318	186,965
Asset impairment charges	329	32	329	435
Finance interest expense	18,382	1,672	32,123	2,836
Provision for credit losses	3,204	3,883	11,010	5,165
Interest expense	5,833	4,818	11,819	9,342
Gains from sales of businesses	—	(85,185)	—	(85,185)
Realized and unrealized losses (gains) on securities, net	3,121	(1,515)	2,514	26,211
Other income, net	(3,829)	(1,240)	(5,005)	(1,681)
Total costs and expenses	452,803	312,119	854,800	701,071
Income from operations before income taxes and equity method investments	48,122	129,289	91,496	146,082
Income tax (benefit) provision	(15,330)	39,436	(726)	47,045
Loss (income) of associated companies, net of taxes	4,837	(2,260)	8,804	2,383
Net income	58,615	92,113	83,418	96,654
Net loss (income) attributable to noncontrolling interests in consolidated entities	535	(35)	578	(11)
Net income attributable to common unitholders	$59,150	$92,078	$83,996	$96,643
Net income per common unit - basic
Net income attributable to common unitholders	$2.75	$4.03	$3.89	$4.29
Net income per common unit - diluted
Net income attributable to common unitholders	$2.44	$3.52	$3.53	$3.82
Weighted-average number of common units outstanding - basic	21,506,699	22,846,677	21,595,730	22,529,635
Weighted-average number of common units outstanding - diluted	25,462,813	27,061,579	25,501,513	26,931,547

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$58,615	$92,113	$83,418	$96,654
Other comprehensive (loss) income, net of taxes:
Currency translation adjustments	(175)	(2,194)	918	(2,653)
Other comprehensive (loss) income	(175)	(2,194)	918	(2,653)
Comprehensive income	58,440	89,919	84,336	94,001
Comprehensive loss (income) attributable to noncontrolling interests	535	(35)	578	(11)
Comprehensive income attributable to common unitholders	$58,975	$89,884	$84,914	$93,990

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(Unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2022	39,509,772	(17,904,679)	$(309,257)	$952,094	$(151,874)	$800,220	$1,240	$801,460
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	—	—	(3,862)	—	(3,862)	—	(3,862)
Net income (loss)	—	—	—	24,846	—	24,846	(43)	24,803
Currency translation adjustments	—	—	—	—	1,093	1,093	—	1,093
Equity compensation - restricted units	146,414	—	—	(11)	—	(11)	—	(11)
Tax withholding related to vesting of restricted units	(8,972)	—	—	(333)	—	(333)	—	(333)
Purchases of SPLP common units	—	(75,504)	(3,248)	(3,248)	—	(3,248)	—	(3,248)
Other, net	—	—	—	(61)	—	(61)	—	(61)
Balance as of March 31, 2023	39,647,214	(17,980,183)	(312,505)	969,425	(150,781)	818,644	1,197	819,841
Net income	—	—	—	59,150	—	59,150	(535)	58,615
Currency translation adjustments	—	—	—	—	(175)	(175)	—	(175)
Equity compensation - restricted units	17,174	—	—	419	—	419	—	419
Tax withholding related to vesting of restricted units	(2,462)	—	—	(100)	—	(100)	—	(100)
Purchases of SPLP common units	—	(267,994)	(11,588)	(11,588)	—	(11,588)	—	(11,588)
Noncontrolling interests assumed upon consolidation of Steel Connect (Note 3)	—	—	—	—	—	—	48,900	48,900
Other, net	—	—	—	(30)	—	(30)	—	(30)
Balance as of June 30, 2023	39,661,926	(18,248,177)	$(324,093)	$1,017,276	$(150,956)	$866,320	$49,562	$915,882

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2021	37,828,941	(16,810,932)	$(264,284)	$795,140	$(131,803)	$663,337	$5,711	$669,048
Net income (loss)	—	—	—	4,565	—	4,565	(24)	4,541
Currency translation adjustments	—	—	—	—	(459)	(459)	—	(459)
Equity compensation - restricted units	(37,315)	—	—	119	—	119	—	119
Purchases of SPLP common units	—	(268,623)	(10,418)	(10,418)	—	(10,418)	—	(10,418)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	(3,942)	—	(3,942)	(4,664)	(8,606)
Balance as of March 31, 2022	37,791,626	(17,079,555)	(274,702)	785,464	(132,262)	653,202	1,023	654,225
Net income	—	—	—	92,078	—	92,078	35	92,113
Currency translation adjustments	—	—	—	—	(2,194)	(2,194)	—	(2,194)
Equity compensation - restricted units	1,705,239	—	—	354	—	354	—	354
Purchases of SPLP common units	—	(500,064)	(20,999)	(20,999)	—	(20,999)	—	(20,999)
Other, net	—	—	—	11	—	11	—	11
Balance as of June 30, 2022	39,496,865	(17,579,619)	$(295,701)	$856,908	$(134,456)	$722,452	$1,058	$723,510

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	83,418	96,654
Adjustments to reconcile net income from operations to net cash (used in) provided by operating activities:
Provision for credit losses	11,010	5,165
Loss of associated companies, net of taxes	8,804	2,383
Realized and unrealized losses on securities, net	2,514	26,211
Gains on sales of businesses	—	(85,185)
Derivative gains on economic interests in loans	(2,347)	(2,382)
Deferred income taxes	(20,923)	15,161
Depreciation and amortization	26,740	27,511
Non-cash lease expense	7,166	4,991
Equity-based compensation	408	473
Other	7,498	(1,809)
Net change in operating assets and liabilities:
Trade and other receivables	(33,332)	(32,706)
Inventories	(2,671)	(38,290)
Prepaid expenses and other assets	(5,884)	(7,213)
Accounts payable, accrued and other liabilities	4,007	75,507
Net increase in loans held for sale	(140,919)	(187,332)
Net cash used in operating activities	(54,511)	(100,861)
Cash flows from investing activities:
Purchases of investments	(14,194)	(144,227)
Proceeds from maturities of investments	38,291	6,900
Return of investment in associated companies	1,000	—
Loan originations, net of collections	(210,852)	(13,640)
Purchases of property, plant and equipment	(23,551)	(18,470)
Net proceeds from sales of businesses	—	142,081
Increase in cash upon consolidation of Steel Connect	65,896	—
Other	(492)	—
Net cash used in investing activities	(143,902)	(27,356)
Cash flows from financing activities:
Net revolver borrowings (repayments)	4,848	(94,551)
Repayments of term loans	(34)	(51)
Purchases of the Company's common units	(14,836)	(31,417)
Net decrease in other borrowings	(15,903)	(214,211)
Distribution to preferred unitholders	(4,817)	(4,817)
Purchase of subsidiary shares from noncontrolling interest	—	(8,606)
Tax withholding related to vesting of restricted units	(433)	—
Net increase in deposits	349,350	360,620
Net cash provided by financing activities	318,175	6,967
Net change for the period	119,762	(121,250)
Effect of exchange rate changes on cash and cash equivalents	(1,053)	(2,490)
Cash, cash equivalents and restricted cash at beginning of period	234,448	325,363
Cash, cash equivalents and restricted cash at end of period	$353,157	$201,623

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All amounts used in the Notes to Consolidated Financial Statements are in thousands, except common and preferred units, per common and preferred unit, share and per share data, and price per ounce.

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of the Business

Steel Partners Holdings L.P. ("we," "our," "SPLP" or "Company") is a diversified global holding company that engages in multiple businesses through consolidated subsidiaries and other interests. It owns and operates businesses and has significant interests in various companies, including diversified industrial products, energy, defense, supply chain management and logistics, banking and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services and Supply Chain, which are managed separately and offer different products and services. For additional details related to the Company's reportable segments, see Note 17 - "Segment Information." Steel Partners Holdings GP Inc. ("SPH GP"), a Delaware corporation, is the general partner of SPLP and is wholly-owned by SPLP. The Company is managed by SP General Services LLC ("Manager"), pursuant to the terms of an amended and restated management agreement ("Management Agreement") discussed in further detail in Note 16 - "Related Party Transactions."

Basis of Presentation

The accompanying unaudited consolidated financial statements as of June 30, 2023 and for the three and six month periods ended June 30, 2023 and 2022, which have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods, include the accounts of the Company and its consolidated subsidiaries. The financial results of Steel Connect, Inc. ("Steel Connect" or "STCN") have been included in the Company's consolidated financial statements from the acquisition date of May 1, 2023 (see Note 3 - "Acquisitions and Divestitures"). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected herein. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 ("Annual Report" or "Form 10-K"), from which the consolidated balance sheet as of December 31, 2022 has been derived.

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

The following table presents the Company's revenues disaggregated by geography for the three and six months ended June 30, 2023 and 2022. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$457,567	$419,645	$883,732	$803,915
Foreign	43,358	21,763	62,564	43,238
Total revenue	$500,925	$441,408	$946,296	$847,153

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections result in billed trade receivables, unbilled receivables (contract assets) and deferred revenues (contract liabilities) on the consolidated balance sheets.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the contract asset balance was $6,245 and $11,937, respectively.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts that are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheets, based on the timing of when the Company expects to recognize revenue.

Contract Liabilities
Balance at December 31, 2022	$4,380
Deferral of revenue	12,739
Recognition of unearned revenue	(10,063)
Balance at June 30, 2023	$7,056

Balance at December 31, 2021	$3,396
Deferral of revenue	3,200
Recognition of unearned revenue	(3,437)
Balance at June 30, 2022	$3,159

3. ACQUISITIONS AND DIVESTITURES

Transfer and Exchange Agreement

On April 30, 2023, the Company and Steel Connect, Inc. ("Steel Connect" or "STCN"), executed a series of agreements, in which the Company and certain of its affiliates (the "Steel Partners Group") transferred an aggregate of 3,597,744 shares of common stock, par value $0.10 per share, of Aerojet Rocketdyne Holdings, Inc. ("Aerojet") held by the Steel Partners Group to Steel Connect in exchange for 3,500,000 shares of newly created Series E Convertible Preferred Stock of Steel Connect (the “Series E Convertible Preferred Stock” and such transfer and related transactions, the "Exchange Transaction"). Following approval by the Steel Connect stockholders pursuant to the rules of The Nasdaq Stock Market LLC, the Series E Convertible Preferred Stock is convertible into an aggregate of 184.9 million shares of Steel Connect common stock, par value $0.01 per share (the “common stock” or “Common Stock”), and will vote together with the Steel Connect common stock and participate in any dividends paid on the Steel Connect common stock, in each case on an as-converted basis. Upon conversion of the Series E Convertible Preferred Stock, the Steel Partners Group would hold approximately 84.0% of the outstanding equity interests of Steel Connect, and Steel Connect became a consolidated subsidiary for financial statement purposes. Steel Connect is not consolidated for Federal income tax purposes because the ownership in Steel Connect is dispersed between different federal tax consolidation groups. The Exchange Transaction closed on May 1, 2023, the date that the consideration was exchanged between the Company and Steel Connect. Steel Connect's assets and liabilities have been included in the Company's consolidated balance sheet, with a related noncontrolling interest of 16.0% of STCN's common stock. Prior to May 1, 2023, the Company held a 49.6% ownership interest in Steel Connect and accounted for its investment in Steel Connect in accordance with the equity method of accounting. The Company remeasured the previously held equity method investment to its fair value based upon a valuation of Steel Connect, as of the date of the Exchange Transaction. The Exchange Transaction accomplishes the Company's objective, which is to increase ownership in Steel Connect in order to benefit from future earnings and growth and strengthens Steel Connect’s balance sheet to permit it to do acquisitions.

The Exchange Transaction was accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and, accordingly, Steel Connect’s results of operations have been consolidated in our financial statements since the date of the Exchange Transaction. The Company recorded a preliminary allocation of the Exchange Transaction to assets acquired and liabilities assumed based on their estimated fair values as of May 1, 2023. The final Exchange Transaction allocation, which is expected to be completed in the fourth quarter of 2023, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final Exchange Transaction allocation will have a material impact on its results of operations or financial position. The transaction costs associated with the Exchange Transaction were approximately $1,803 and were expensed as incurred within selling, general and administrative expenses for the six months ended June 30, 2023.

The following table summarizes the total Exchange Transaction consideration:

(in thousands)	May 1, 2023
Fair value of Aerojet common stock	$202,733

Fair value of previously held interests in Steel Connect:
Steel Connect common stock	14,910
Steel Connect Series C Preferred Stock	35,000
Steel Connect Convertible Note	13,006

Noncontrolling interest at fair value	48,900

Less cash acquired	(65,896)

Total estimated consideration, less cash acquired	$248,653

The following table summarizes the initial fair value amounts recognized for each major class of assets acquired or liabilities assumed and noncontrolling interests at the transaction date:

(in thousands)	May 1, 2023

Trade and other receivables	$36,900
Inventories, net	6,900
Prepaid expenses and other current assets	5,000
Identifiable intangible assets	36,000
Other non-current assets	3,900
Property, plant and equipment, net	3,400
Operating lease right-of-use assets	29,250
Investments	202,733
Total assets acquired	324,083

Accounts payable	26,300
Accrued liabilities	29,100
Other current liabilities	15,230

Long-term operating lease liabilities	21,300
Other non-current liabilities	5,500
Total liabilities assumed	97,430

Goodwill	22,000
Net assets acquired at fair value	$248,653

The excess of the Exchange Transaction consideration over the fair value of net identifiable assets acquired and liabilities assumed was recorded as goodwill, which was primarily attributed to expected synergies and the assembled workforce of Steel Connect and will not be deductible for income tax purposes. The fair values assigned to the net identifiable assets and liabilities assumed were based on management’s estimates and assumptions.

Identifiable intangible assets were recognized at their estimated acquisition date fair values. The fair value of the trade name asset was determined using the relief-from-royalty method and the fair value of the customer relationships asset was determined using the excess earnings method. These income-based approaches included assumptions such as the amount and timing of projected cash flows, growth rates, customer attrition rates, discount rates, and the assessment of the asset’s life cycle. The estimated fair value and estimated remaining useful lives of identifiable intangible assets as of the Exchange Transaction date were as follows:

(in thousands)	Useful Life (Years)	Amount
Customer relationships	7	$25,500
Trade name	Indefinite	10,500
Estimated fair value of identifiable intangible assets		$36,000

The operating results of Steel Connect have been included in our consolidated financial statements since the date of the Exchange Transaction.

(Unaudited) Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the fiscal year ended December 31, 2022, has been prepared as if the Exchange Transaction had occurred on January 1, 2021.

(in thousands, except per share data)	As reported	Pro Forma
Total revenue	$1,695,441	$1,902,177
Income from operations before income taxes and equity method investments	$275,498	$284,111
Net income	$206,165	$271,215
Net income per common unit - basic	$9.03	$11.62
Net income per common unit - diluted	$8.12	$10.33

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the transaction been consummated as of that time, nor is it intended to be a projection of future results.

2022 WebBank Acquisition of Security Premium Finance

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

2022 Divestiture of SLPE Business

On April 25, 2022, the Company completed the sale of its subsidiary, SL Power Electronics Corporation ("SLPE"), to AEI US Subsidiary LLC, a subsidiary of Advanced Energy Industries, Inc. for a sales price of $144,500, consisting entirely of cash. SLPE designed, manufactured, and marketed power conversion solutions for original equipment manufacturers in the medical, lighting, audio-visual, controls, and industrial sectors and comprised the Company’s Electrical Products business in the Diversified Industrial segment. SLPE recognized net sales of $4,722 and $19,408 and income before taxes of $191 and $72 for the three months and six months ended June 30, 2022, respectively.

4. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classifications of Loans receivable, including loans held for sale, held by WebBank as of June 30, 2023 and December 31, 2022 are as follows:

	Total				Current		Non-current
	June 30, 2023	%	December 31, 2022	%	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Loans held for sale	$743,594		$602,675		$743,594	$602,675	$—	$—

Commercial real estate loans	$1,484	—%	$987	—%	$—	$—	$1,484	$987
Commercial and industrial	1,031,208	87%	857,817	87%	593,541	472,934	437,667	384,883
Consumer loans	148,837	13%	123,204	13%	125,259	85,826	23,578	37,378
Total loans	1,181,529	100%	982,008	100%	718,800	558,760	462,729	423,248
Less:
Allowance for credit losses	(34,111)		(29,690)		(34,111)	(29,690)	—	—
Total loans receivable, net	$1,147,418		$952,318		684,689	529,070	462,729	423,248
Loans receivable, including loans held for sale (a)					$1,428,283	$1,131,745	$462,729	$423,248
(a)    The amortized cost of loans receivable, including loans held for sale, is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, was $1,892,219 and $1,548,035 as of June 30, 2023 and December 31, 2022, respectively.

Loans with an amortized cost of approximately $398,514 and $323,740 were pledged as collateral for potential borrowings as of June 30, 2023 and December 31, 2022, respectively. WebBank serviced $1,746 and $2,700 in loans for others as of June 30, 2023 and December 31, 2022, respectively.

WebBank sold loans classified as loans held for sale of $8,839,805 and $6,965,315 during the six months ended June 30, 2023 and 2022, respectively. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of consumer and small business loans. Amounts added to loans held for sale during the same periods were $9,072,787 and $7,182,804, respectively.

WebBank's ACL decreased $2,582, or 7.0%, during the three months ended June 30, 2023 and increased $4,421, or 14.9% during the six months ended June 30, 2023. WebBank continues to monitor the impact of the current economic environment, including potential future negative impacts to its loan portfolio.

Changes in the ACL are summarized as follows:

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2022	$28	$18,493	$11,169	$29,690
Impact of adopting current expected credit loss accounting guidance (see Note 1)	1	1,144	3,597	4,742
Charge-offs	—	(3,493)	(2,539)	(6,032)
Recoveries	5	328	154	487
Provision	7	5,156	2,643	7,806
March 31, 2023	$41	$21,628	$15,024	$36,693
Charge-offs	—	(3,826)	(2,462)	(6,288)
Recoveries	54	366	82	502
(Benefit) Provision	(47)	4,815	(1,564)	3,204
June 30, 2023	$48	$22,983	$11,080	$34,111

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2021	$23	$9,205	$4,697	$13,925
Charge-offs	—	(947)	(1,273)	(2,220)
Recoveries	7	415	407	829
(Benefit) Provision	(5)	648	639	1,282
March 31, 2022	$25	$9,321	$4,470	$13,816
Charge-offs	—	(1,005)	(884)	(1,889)
Recoveries	6	410	276	692
(Benefit) Provision	(6)	2,489	1,400	3,883
June 30, 2022	$25	$11,215	$5,262	$16,502

The ACL and outstanding loan balances are summarized as follows:

June 30, 2023	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for credit losses:
Individually evaluated for impairment	$8	$932	$—	$940
Collectively evaluated for impairment	40	22,051	11,080	33,171
Total	$48	$22,983	$11,080	$34,111
Outstanding loan balances:
Individually evaluated for impairment	$8	$3,448	$—	$3,456
Collectively evaluated for impairment	1,476	1,027,760	148,837	1,178,073
Total	$1,484	$1,031,208	$148,837	$1,181,529

December 31, 2022	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$8	$825	$—	$833
Collectively evaluated for impairment	20	17,668	11,169	28,857
Total	$28	$18,493	$11,169	$29,690
Outstanding loan balances:
Individually evaluated for impairment	$8	$4,357	$—	$4,365
Collectively evaluated for impairment	979	853,460	123,204	977,643
Total	$987	$857,817	$123,204	$982,008

Nonaccrual and Past Due Loans

Commercial and industrial loans past due 90 days or more and still accruing interest were $10,180 and $11,260 at June 30, 2023 and December 31, 2022, respectively. Consumer loans past due 90 days or more and still accruing interest were $3,110 and $4,680 at June 30, 2023 and December 31, 2022, respectively. The Company had nonaccrual loans of $782 and $788 at June 30, 2023 and December 31, 2022, respectively.

Past due loans (accruing and nonaccruing) are summarized as follows:

June 30, 2023	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$1,484	$—	$—	$—	$1,484	$—	$—
Commercial and industrial	1,008,148	12,880	10,180	23,060	1,031,208	10,180	782
Consumer loans	142,457	3,270	3,110	6,380	148,837	3,110	—
Total loans	$1,152,089	$16,150	$13,290	$29,440	$1,181,529	$13,290	$782

December 31, 2022	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$987	$—	$—	$—	$987	$—	$—
Commercial and industrial	832,757	13,800	11,260	25,060	857,817	11,260	788
Consumer loans	115,054	3,470	4,680	8,150	123,204	4,680	—
Total loans	$948,798	$17,270	$15,940	$33,210	$982,008	$15,940	$788
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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

June 30, 2023	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$1,476	$—	$8	$—	$1,484
Commercial and industrial	656,784	333,476	37,500	2,667	781	1,031,208
Consumer loans	148,837	—	—	—	—	148,837
Total loans	$805,621	$334,952	$37,500	$2,675	$781	$1,181,529

December 31, 2022	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$979	$—	$8	$—	$987
Commercial and industrial	566,419	287,041	—	3,569	788	857,817
Consumer loans	123,204	—	—	—	—	123,204
Total loans	$689,623	$288,020	$—	$3,577	$788	$982,008

During the three months ended June 30, 2023, WebBank did not issue new loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The existing loans were funded by the PPP Liquidity Facility, have terms of between two and five years, and their repayment is guaranteed by the SBA. Payments by borrowers on the loans can begin up to 16 months after the note date, and interest will continue to accrue during the 16-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. The PPP loans are included in Commercial and industrial loans in the table above. As of June 30, 2023, the total PPP loans and associated liabilities were $31,829 and $25,715, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of June 30, 2023. As of December 31, 2022, the total PPP loans and associated liabilities were $48,656 and $41,682, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of December 31, 2022. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan. WebBank has received forgiveness payments from the SBA and received payments from borrowers of $4,210 during the six months ended June 30, 2023.

The Company is offering loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with the interagency statement issued by the federal banking agencies provides that loan modifications made in response to COVID-19 do not need to be accounted for as a troubled debt restructuring ("TDR"). Accordingly, the Company does not account for such loan modifications as TDRs. The Company's loan modifications allow for payment deferrals, payment reduction, and settlements amongst others. As of June 30, 2023, the Company had granted loan modifications on $1,634 of loans. The loan modification program is ongoing and additional loans continue to be granted modifications. The Company granted approximately 4,357 short–term deferments on loan balances of $1,634, which represent 0.14% of total loan balances as of June 30, 2023. These loan modifications are not classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms.

5. INVENTORIES, NET

A summary of Inventories, net is as follows:

	June 30, 2023	December 31, 2022
Finished products	$64,514	$57,487
In-process	43,633	39,300
Raw materials	77,853	79,008
Fine and fabricated precious metal in various stages of completion	38,790	39,104
	224,790	214,899
LIFO reserve	(688)	(815)
Total	$224,102	$214,084

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

The Company obtains certain precious metals under a fee consignment agreement. As of June 30, 2023 and December 31, 2022, the Company had approximately $28,744 and $29,381, respectively, of precious metals, principally silver, under consignment, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount recorded in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

	June 30, 2023	December 31, 2022
Supplemental inventory information:
Precious metals stated at LIFO cost	$4,333	$6,678
Precious metals stated under non-LIFO cost methods, primarily at fair value	$33,769	$31,611
Market price per ounce:
Silver	$22.89	$23.91
Gold	$1,927.74	$1,824.52
Platinum	$910.58	$1,073.91
Palladium	$1,231.39	$1,799.36

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A summary of the change in the carrying amount of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Financial Services	Supply Chain	Corporate and Other	Total
Balance as of December 31, 2022
Gross goodwill	$155,183	$67,143	$9,474	$—	$81	$231,881
Accumulated impairments	(41,278)	(64,790)	—	—	—	(106,068)
Net goodwill	113,905	2,353	9,474	—	81	125,813
Acquisition (a)	—	—	—	22,000	—	22,000
Currency translation adjustments	214	—	—	—	—	214
Balance as of June 30, 2023
Gross goodwill	155,397	67,143	9,474	22,000	81	254,095
Accumulated impairments	(41,278)	(64,790)	—	—	—	(106,068)
Net goodwill	$114,119	$2,353	$9,474	$22,000	$81	$148,027
(a)    Related to the Exchange Transaction with Steel Connect. See Note 3 - "Acquisitions and Divestitures"

A summary of Other intangible assets, net is as follows:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$217,395	$138,069	$79,326	$191,508	$132,246	$59,262
Trademarks, trade names and brand names	57,151	22,586	34,565	46,601	21,755	24,846
Developed technology, patents and patent applications	32,973	24,187	8,786	32,762	23,276	9,486
Other	16,661	15,991	670	16,657	15,468	1,189
Total	$324,180	$200,833	$123,347	$287,528	$192,745	$94,783

Trademarks with indefinite lives as of June 30, 2023 and December 31, 2022 were $22,201 and $11,680, respectively. Amortization expense related to intangible assets was $4,185 and $3,729 for the three months ended June 30, 2023 and 2022, respectively, and $7,773 and $7,993 for the six months ended June 30, 2023 and 2022, respectively.

Based on gross carrying amounts at June 30, 2023, the Company's estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2023 through 2027 is presented in the table below.

	Year Ending December 31,
	2023	2024	2025	2026	2027
Estimated amortization expense	16,463	17,124	15,843	13,849	13,064

7. INVESTMENTS

The following table summarizes the Company's long-term investments as of June 30, 2023 and December 31, 2022.

	Ownership %		Long-Term Investments Balance
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Aerojet Rocketdyne Holdings, Inc. (a)	4.5%	4.5%	197,463	$201,278
Steel Connect, Inc. convertible notes (b)			—	14,521
STCN preferred stock (b)			—	35,000
STCN common stock (b)		30.0%	—	26,000
PCS-Mosaic (c)	59.0%	59.0%	23,323	23,323
Other long-term investments			19,056	9,575
Total			$239,842	$309,697

(a)    Gross unrealized gains for Aerojet totaled $187,881 and $147,421 at June 30, 2023 and 2022, respectively. The Company believes the exchange of Aerojet common shares with Steel Connect in accordance with the Exchange Agreement qualifies as a tax-free exchange resulting in no taxable gain to the Company. See Note 3 - "Acquisitions and Divestitures".
(b)     Balance included the Company's investment in STCN as of December 31, 2022. The Company's ownership of Steel Connect increased to 84.0% on May 1, 2023, as discussed in Note 3 - "Acquisitions and Divestitures" and, as of May 1, 2023, STCN is consolidated by the Company. The STCN convertible notes are outstanding as of June 30, 2023 and are eliminated in consolidation.
(c) Represents the Company's investment in PCS-Mosaic as described in Note 3 - "Acquisitions and Divestitures".

The loss (income) of associated companies, net of taxes, for the three and six months ended June 30, 2023 and 2022, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Steel Connect, Inc. convertible notes	$421	$588	$389	$955
STCN preferred stock	—	221	—	621
STCN common stock	4,416	(3,069)	8,415	807
Total	$4,837	$(2,260)	$8,804	$2,383

The amounts of unrealized losses (gains) for the three and six months ended June 30, 2023 and 2022 that relate to equity securities still held as of June 30, 2023 and 2022, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net losses (gains) recognized during the period on equity securities	$3,121	$(1,515)	$2,514	$26,211
Less: Net losses (gains) recognized during the period on equity securities sold during the period	(1)	—	2	—
Unrealized losses (gains) recognized during the period on equity securities still held at the end of the period	$3,122	$(1,515)	$2,512	$26,211

Equity Method Investments

As of June 30, 2023, the Company's investments in associated companies includes PCS-Mosaic, which is accounted for under the equity method of accounting. PCS-Mosaic is a private investment fund primarily invested in specialized software development and training services. PCS-Mosaic is carried at cost, plus or minus the Company’s share of net earnings or losses of the investment. Associated companies are included in the Corporate and Other segment.

Beginning May 1, 2023, STCN was consolidated by the Company. Refer to Note 3 - "Acquisitions and Divestitures" for further details of the exchange transactions between the Company and STCN.

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

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$143,598	$829	$144,427	$143,598

Contractual maturities within:
One year to five years				135,934
Five years to ten years				4,023
After ten years				3,641
Total				$143,598

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$176,719	$146	$176,865	$176,719

Contractual maturities within:
One year to five years				169,783
Five years to ten years				5,281
After ten years				1,655
Total				$176,719

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

8. DEBT

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	June 30, 2023	December 31, 2022
Short term debt:
Foreign	$283	$685
Short-term debt	283	685
Long-term debt:
Credit Agreement	183,900	178,650
Other debt - domestic	955	989
Subtotal	184,855	179,639
Less: portion due within one year	67	67
Long-term debt	184,788	179,572
Total debt	$185,138	$180,324

Long-term debt as of June 30, 2023 matures in each of the next five years as follows:

	Total	2023	2024	2025	2026	2027	Thereafter
Long-term debt	$184,855	$67	$67	$67	$183,967	$687	$—

As of June 30, 2023, the Company's senior credit agreement, as amended and restated ("Credit Agreement") covers substantially all of the Company's subsidiaries, with the exception of WebBank, and provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the "Revolving Credit Loans"), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a foreign currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The Credit Agreement permits, under certain circumstances, to increase the aggregate principal amount of revolving credit commitments under the Credit Agreement by $300,000 plus additional amounts so long as the Leverage Ratio would not exceed 3.50:1. Borrowings bear interest, at annual rates of either Base Rate, SOFR Rate or Term RFR, at the borrowers’ option, plus an applicable margin, as set forth in the Credit Agreement. As of June 30, 2023, the Credit Agreement also provides for a commitment fee of 0.150% to be paid on unused borrowings.

The Credit Agreement contains financial covenants, including: (i) a Leverage Ratio not to exceed 4.25 to 1.00 for quarterly periods as of the end of each fiscal quarter; provided, however, that notwithstanding the foregoing, following a Material Acquisition, Borrowers shall not permit the Leverage Ratio, calculated as of the end of each of the four (4) fiscal quarters immediately following such Material Acquisition (which, for the avoidance of doubt, shall commence with the fiscal quarter in which such Material Acquisition is consummated), to exceed 4.50 to 1.00 and (ii) an Interest Coverage Ratio, calculated as of the end of each fiscal quarter, not less than 3.00 to 1.00. The Credit Agreement also contains standard representations, warranties and covenants for a transaction of this nature, including, among other things, covenants relating to: (i) financial reporting and notification; (ii) payment of obligations; (iii) compliance with law; (iv) maintenance of insurance; and (v) maintenance of properties. As of June 30, 2023, the Company was in compliance with all financial covenants under the Credit Agreement. The Company believes it will remain in compliance with the Credit Agreements covenants for the next twelve months. The Credit Agreement will expire on December 29, 2026.

The weighted average interest rate on the Credit Agreement was 6.42% at June 30, 2023. As of June 30, 2023, letters of credit totaling $10,448 had been issued under the Credit Agreement. The primary use of the Company's letters of credit are to support the performance and financial obligations for environmental matters, insurance programs and real estate leases. The Credit Agreement permits the Company to borrow for the dividends on its preferred units, pension contributions, investments, acquisitions and other general corporate expenses. Based on financial results as of June 30, 2023, the Company's total availability under the Credit Agreement, which is based upon Consolidated Adjusted EBITDA and certain covenants as described in the Credit Agreement, was approximately $405,700 as of June 30, 2023.

Steel Connect Revolving Credit Facility

Steel Connect's wholly-owned subsidiary, ModusLink Corporation ("ModusLink"), has a revolving credit agreement (the "Umpqua Revolver") with Umpqua Bank which provides for a maximum credit commitment of $12,500 and a sub-limit of $5,000 for letters of credit and expires on March 31, 2025. As of June 30, 2023, ModusLink was in compliance with the Umpqua Revolver's covenants and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months. As of June 30, 2023, ModusLink had available borrowing capacity of $11,890 and there was $610 outstanding for letters of credit.

9. FINANCIAL INSTRUMENTS

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 14 - "Fair Value Measurements"). As of June 30, 2023, outstanding derivatives mature within three to five years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial Services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Precious Metal and Commodity Inventories

As of June 30, 2023, the Company had the following outstanding forward contracts with settlement dates through July 2023. There were no futures contracts outstanding as of June 30, 2023.

Commodity	Amount (in whole units)	Notional Value
Silver	81,357 ounces	$1,830
Gold	0 ounces	$(4)
Palladium	1,187 ounces	$1,536
Platinum	60 ounces	$55
Copper	267,000 pounds	$997
Tin	19 metric tons	$535

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets are as follows:

	Fair Value of Derivative Assets (Liabilities)
	June 30, 2023		December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as ASC 815 hedges
Commodity contracts	Accrued liabilities	$(32)	Accrued liabilities	$(70)
Derivatives not designated as ASC 815 hedges
Commodity contracts	Prepaid expenses and other current assets	84	Accrued liabilities	$(177)
Economic interests in loans	Other non-current assets	$4,952	Other non-current assets	$5,728

The effects of fair value hedge accounting on the consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 are not material. The effects of derivatives not designated as ASC 815 hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 are as follows:

Derivatives Not Designated as Hedging Instruments:	Location of Gain Recognized in Income	Amount of Gain Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Commodity contracts	Other income, net	213	$1,442	757	$448
Economic interests in loans	Financial Services revenue	1,088	2,382	2,348	1,453
Total		$1,301	$3,824	$3,105	$1,901

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

As of June 30, 2023 and December 31, 2022, WebBank's undisbursed loan commitments totaled $586,725 and $606,537, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest cost	$4,538	$2,382	$9,076	$4,764
Expected return on plan assets	(4,467)	(6,336)	(8,934)	(12,671)
Amortization of actuarial loss	2,882	2,128	5,764	4,256
Total net pension expense (income)	$2,953	$(1,826)	$5,906	$(3,651)

Net pension expense (income) is included in Selling, general and administrative expenses in the consolidated statements of operations. During the six months ended June 30, 2023, the Company contributed $5,000 to its pension plans. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events. The Company currently estimates it will contribute $907 to its pension plans during the remainder of 2023.

11. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of June 30, 2023, the Company had 21,413,749 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

The Board of Directors of SPH GP, the general partner of SPLP (the "Board of SPH GP") has approved the repurchase of up to an aggregate of 8,770,240 of the Company's common units (the "Repurchase Program"), which is inclusive of 1,000,000 common units approved in May 2023. The Repurchase Program, which was announced on December 7, 2016, supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. The Company repurchased 267,994 and 343,498 common units for an aggregate purchase price of $11,588 and $14,837 for the three and six months ended June 30, 2023, respectively. From the inception of the Repurchase Program the Company has purchased 7,689,490 common units for an aggregate price of approximately $159,194. As of June 30, 2023, there remained 1,080,750 common units that may yet be purchased under the Repurchase Program. In July 2023, the Company repurchased 53,600 common units for $2,359.

Incentive Award Plan

The Company's 2018 Incentive Award Plan (the "2018 Plan") provides equity-based compensation through the grant of options to purchase the Company's limited partnership units, unit appreciation rights, restricted units, phantom units, substitute awards, performance awards, other unit-based awards, and includes, as appropriate, any tandem distribution equivalent rights granted with respect to an award (collectively, "LP Units"). On May 18, 2020, the Company's unitholders approved the Amended and Restated 2018 Incentive Award Plan, which increased the number of LP Units issuable under the 2018 Plan by 500,000 to a total of 1,000,000 LP Units. On June 9, 2021, the Company's unitholders approved the Second Amended and Restated 2018 Incentive Award Plan ("Second A&R 2018 Plan"), which increased the number of LP Units issuable under the 2018 Plan by 1,000,000 to a total of 2,000,000 LP Units. The Company granted 17,000 restricted units under the Second A&R 2018 Plan during the six months ended June 30, 2023. Such LP Units were valued based upon the market value of the Company's LP Units on the date of grant, and collectively represent approximately $698 of unearned compensation that will be recognized as expense ratably over the vesting period of the units. The grants have cliff vesting periods that range from six months to two years from the date of grant.

Preferred Units

The Company's 6.0% Series A preferred units, no par value (the "SPLP Preferred Units") entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared cash distributions of approximately $2,408 and $4,817 to preferred unitholders for both the three and six months ended June 30, 2023 and 2022, respectively. The SPLP Preferred Units have a term of nine years, ending February 2026, and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as non-current liabilities, including accrued interest expense, on the Company's consolidated balance sheet as of June 30, 2023 and December 31, 2022 because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as liabilities, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of operations. As of June 30, 2023 and December 31, 2022, there were 6,422,128 SPLP Preferred Units outstanding.

On August 8, 2023, the Board of SPH GP declared a regular quarterly cash distribution of $0.375 per unit, payable September 15, 2023, to unitholders of record as of September 1, 2023, on its SPLP Preferred Units.

Accumulated Other Comprehensive Loss

Changes, net of tax, where applicable, in AOCI are as follows:

	Unrealized loss on available-for-sale debt securities	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2022	$(92)	$(17,113)	$(134,669)	$(151,874)
Net other comprehensive income attributable to common unitholders	—	1,093	—	1,093
Balance at March 31, 2023	(92)	(16,020)	(134,669)	(150,781)
Net other comprehensive loss attributable to common unitholders	—	(175)	—	(175)
Balance at June 30, 2023	$(92)	$(16,195)	$(134,669)	$(150,956)

	Unrealized loss on available-for-sale securities	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2021	$(92)	$(13,961)	$(117,750)	$(131,803)
Net other comprehensive loss attributable to common unitholders	—	(459)	—	(459)
Balance at March 31, 2022	(92)	(14,420)	(117,750)	(132,262)
Net other comprehensive loss attributable to common unitholders	—	(2,194)	—	(2,194)
Balance at June 30, 2022	$(92)	$(16,614)	$(117,750)	$(134,456)

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

If June 30, 2023 was the annual measurement date, then approximately 216,746 Incentive Units would vest and be issued as Class C common units based upon the volume weighted-average price of the Company's common units for 20 trading days prior to June 30, 2023. However, pursuant to the terms to the Incentive Unit Agreement, vesting of the Incentive Units only occurs based on the value of the Company’s common units at the annual measurement date on December 31, and therefore, more, fewer or no Incentive Units may vest for 2023.

12. INCOME TAXES

The Company recorded income tax benefit of $15,330 for the three months ended June 30, 2023 and income tax provision of $39,436 for the same period in 2022. The Company recorded income tax benefit of $726 for the six months ended June 30, 2023 and income tax provision of $47,045 for the same period in 2022. The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include partnership losses for which no tax benefit is recognized, tax expense related to unrealized gains and losses on investment, changes in deferred tax valuation allowances, deferred tax movements resulting from the acquisition of Steel Connect and other permanent differences. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of certain deferred tax assets will not be realized in future periods.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law which includes implementation of a new 15% corporate alternative minimum tax, a one percent excise tax on share repurchases, and tax incentives for energy and climate initiatives. These provisions are effective beginning January 1, 2023. The corporate alternative minimum tax provisions of the IRA do not apply to the Company as it is a partnership for tax purposes and none of its subsidiaries are covered corporations.

13. NET INCOME PER COMMON UNIT

The following data was used in computing net income per common unit shown in the Company's consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$58,615	$92,113	$83,418	$96,654
Net loss (income) attributable to noncontrolling interests in consolidated entities	535	(35)	578	(11)
Net income attributable to common unitholders	59,150	92,078	83,996	96,643
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a)	3,076	3,076	6,145	6,145
Net income attributable to common unitholders – assuming dilution	$62,226	$95,154	$90,141	$102,788
Net income per common unit – basic
Net income attributable to common unitholders	$2.75	$4.03	$3.89	$4.29
Net income per common unit – diluted
Net income attributable to common unitholders	$2.44	$3.52	$3.53	$3.82
Denominator for net income per common unit – basic	21,506,699	22,846,677	21,595,730	22,529,635
Effect of dilutive securities:
Incentive Units	216,746	215,626	152,556	234,820
Unvested restricted common units	17,923	185,153	16,839	182,543
SPLP Preferred Units	3,721,445	3,814,123	3,736,388	3,984,549
Denominator for net income per common unit – diluted	25,462,813	27,061,579	25,501,513	26,931,547
(a)    Assumes the SPLP Preferred Units were redeemed in common units as described in Note 11 - "Capital and Accumulated Other Comprehensive Loss."

14. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of June 30, 2023 and December 31, 2022 are summarized by type of inputs applicable to the fair value measurements as follows:

June 30, 2023	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	$212,819	$560	$3,140	$216,519
Precious metal and commodity inventories recorded at fair value	35,162	—	—	35,162
Economic interests in loans (b)	—	—	4,952	4,952
Commodity contracts on precious metal and commodity inventories	—	84	—	84
Warrants (c)	—	—	3,564	3,564
Total	$247,981	$644	$11,656	$260,281

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$32	$—	$32
Other precious metal liabilities	29,586	—	—	29,586
Total	$29,586	$32	$—	$29,618

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	$234,039	$—	$52,336	$286,375
Precious metal and commodity inventories recorded at fair value	32,896	—	—	32,896
Economic interests in loans (b)	—	—	5,728	5,728
Warrants (c)	—	—	3,564	3,564
Total	$266,935	$—	$61,628	$328,563

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$247	$—	$247
Other precious metal liabilities	30,115	—	—	30,115
Total	$30,115	$247	$—	$30,362
(a)    For additional details of the long-term investments, see Note 7 – "Investments." The investment in PCS-Mosaic of $23,323 as of June 30, 2023 and December 31, 2022, is not included in the fair value leveling tables as it is valued at cost.
(b)    For additional details of the economic interests in loans, see Note 9 – "Financial Instruments".
(c)     Included within Other non-current assets in the consolidated balance sheets.

There were no transfers of securities among the various measurement input levels during the three and six months ended June 30, 2023 or 2022.

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

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long Term Investments (a)	Economic Interests in Loans (b)	Warrants (b)	Total
Balance as of December 31, 2022	$52,336	$5,728	$3,564	$61,628
Purchases	222	—	—	222
Sales, cash collections, and eliminations	(49,521)	2,348	—	(47,173)
Realized gains	(3)	(3,124)	—	(3,127)
Unrealized gains	106	—	—	106
Unrealized losses	—	—	—	—
Balance as of June 30, 2023	$3,140	$4,952	$3,564	$11,656

Balance as of December 31, 2021	$50,085	$6,483	$6,929	$63,497
Purchases	583	—	—	583
Sales, cash collections, and eliminations	—	(3,283)	(2,150)	(5,433)
Realized gains	—	2,382	606	2,988
Unrealized losses	(1,573)	—	—	(1,573)
Balance as of June 30, 2022	$49,095	$5,582	$5,385	$60,062
(a)    Unrealized gains and losses are recorded in (Income) loss of associated companies, net of taxes in the consolidated statements of operations.
(b)    Realized and unrealized gains and losses are recorded in Realized and unrealized (gains) losses on securities, net or Financial services revenue in the consolidated statements of operations.

Long-Term Investments - Valuation Techniques

The Company estimated the value of its investment in the STCN Note as of December 31, 2022 using a Binomial Lattice Model. Key inputs in the valuation included the trading price and volatility of STCN's common stock, the risk-free rate of return, as well as the dividend rate, conversion price, and maturity date. The fair value of the Company’s investment in STCN preferred stock as of December 31, 2022 was its par value because the Company has the right to redeem and the issuer has the right to convert the instrument at the redemption value. The Company's investments in the STCN Note and STCN preferred stock were remeasured as of the date of the Exchange Transaction. The Company's investment in Steel Connect as of June 30, 2023 was eliminated as the Company's ownership of Steel Connect increased to 84.0% on May 1, 2023, as discussed in Note 3 - "Acquisitions and Divestitures".

Marketable Securities and Other - Valuation Techniques

The Company determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities.

The Company uses the net asset value included in quarterly statements it receives in arrears from a venture capital fund to determine the fair value of such fund and determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities. The fair value of the derivatives held by WebBank (see Note 9 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flow analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 9.80% to 35.75%, a constant default rate of 1.72% to 21.91% and a discount rate of 1.82% to 26.04%.

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

The legal proceedings and environmental investigations are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs, and for future investigations and remedial actions. In some cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues liabilities associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of June 30, 2023, on a consolidated basis, the Company recorded liabilities of $13,031 and $24,809 in Accrued liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet. As of December 31, 2022, on a consolidated basis, the Company recorded liabilities of $12,692 and $24,765 in Accrued Liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

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

The sites where certain of the Company's subsidiaries have environmental liabilities include the following:

The Company has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a former manufacturing facility located in Fairfield, Connecticut. An ecological risk assessment of the wetlands portion was submitted in the second quarter of 2016 to the CTDEEP for their review and approval. Company officials continue to meet with CTDEEP representatives to address a final workplan. Additional investigation of the wetlands is expected, pending approval of a mutually acceptable wetlands work plan. An updated work plan to investigate the upland portion of the parcel was prepared by the Company and approved by the CTDEEP in March 2018 and completed during 2019 and 2020. Additional upland investigatory work will be required to fully define the areas requiring remediation and is also dependent upon CTDEEP requirements and approval. Based on currently known information, the Company reasonably estimates that it may incur aggregate losses over a period of multiple years of between $10,500 and $17,500. The Company has a reserve of $14,300 recorded for future remediation costs, which is our best estimate within this range of potential losses. Due to the uncertainties, there can be no assurance that the final resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

In 1986, a subsidiary of the Company entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") to investigate and remediate property in Montvale, New Jersey that it purchased in 1984. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. The Company has been actively investigating and remediating the soil and groundwater since that time and has completed the implementation of the improved groundwater treatment system in operation at the property. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs and other related costs are contractually allocated 75% to the former owner/operator and 25% jointly to the Company, all after having the first $1,000 paid by the former owner/operator. Additionally, the Company had been reimbursed indirectly through insurance coverage for a portion of the costs for which it is responsible. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse the Company for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. A reserve of approximately $900 has been established for the Company's expected 25% share of anticipated costs at this site, which is based upon the recent selection of a final remedy, on-going operations and maintenance, additional investigations and monitored natural attenuation testing over the next 30 years. Also, a reserve and related receivable of approximately $2,700 has been established for the former owner/operator's expected share of anticipated costs at this site. On December 18, 2019, the State of New Jersey ("State") filed a complaint against the Company and other non-affiliated corporations related to former operations at this location. The State is seeking unspecified damages, including reimbursement for all cleanup and removal costs and other damages that the State claims it has incurred, including the lost value of, and reasonable assessment costs for, any natural resource injured as a result of the alleged discharge of hazardous substances and pollutants, as well as attorneys' fees and costs. On March 16, 2020, the Company filed a partial motion to dismiss, resulting in dismissal with prejudice of the State's trespass claim and limiting the damages recoverable through the State's public nuisance claim to monetary relief associated with abatement. On June 11, 2020, the State filed an Amended Complaint, bringing the same claims as the original complaint. On July 1, 2020, the Company answered and asserted crossclaims for indemnification and contribution against another defendant, Cycle Chem, Inc. Cycle Chem also asserted crossclaims against the Company, which have been answered. The parties have largely completed written and document discovery. As a result of the confidential mediation, the parties negotiated a settlement amount of $10,500, of which the Company would be required to pay $2,625, its 25% share, and of which other non-affiliated corporations would pay the remaining $7,875, their 75% share. Additionally, the State has also verbally agreed to a settlement amount of $3,500 with Cycle Chem for which they will be 100% responsible. On October 14, 2022, the Company and all other related parties advised the Court of the global settlement. The State is required to go through a formal approval process on the settlement amounts which includes a public notice and comment period. In the meantime, the legal proceedings have been delayed while the settlement process is finalized. Once State approval is finalized, the Court will have a final hearing to approve and issue a consent judgement.

The Company's subsidiary, SL Industries, Inc. ("SLI"), may incur environmental costs in the future as a result of the past activities of its former subsidiary, SL Surface Technologies, Inc. ("SurfTech"), in Pennsauken, New Jersey ("Pennsauken Site") and in Camden, New Jersey and at its former subsidiary, SGL Printed Circuits in Wayne, New Jersey. At the Pennsauken Site, SLI entered into a consent decree with both the U.S. Department of Justice and the U.S. Environmental Protection Agency ("EPA") in 2013 and has since completed the remediation required by the consent decree and has paid the EPA a fixed sum for its past oversight costs. Separate from the consent decree, in December 2012, the NJDEP made a settlement demand of $1,800 for past and future cleanup and removal costs and natural resource damages ("NRD"). To avoid the time and expense of litigating the matter, SLI offered to pay approximately $300 to fully resolve the claim presented by the State. SLI's settlement offer was rejected. On December 6, 2018, the State filed a complaint against SLI related to the Pennsauken Site. The State is seeking treble damages and attorneys' fees, NRD for loss of use of groundwater, as well as a request that SLI pay all cleanup and removal costs that the State has incurred and will incur at the Pennsauken Site. On August 21, 2019, SLI submitted a $1,070 settlement offer, which was not accepted. The parties have substantially completed the fact and expert discovery, including the exchange of competing expert reports. The Company has a reserve of $2,000, which is its current estimate of potential losses. SLI intends to assert all legal and procedural defenses available to it. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

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

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through June 30, 2023. In many cases these claims involved more than 100 defendants. There remained approximately 55 pending asbestos claims as of June 30, 2023. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of both June 30, 2023 and December 31, 2022, BNS Sub has accrued $1,462 and $1,418 respectively, relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

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

16. RELATED PARTY TRANSACTIONS

The receivables from related parties and payables to related parties are included in Prepaid expenses and other current assets and Other current liabilities, respectively, on the Company's consolidated balance sheets. The components of receivables from related parties and payables to related parties for the years ended June 30, 2023 and December 31, 2022 are presented below:

	June 30, 2023	December 31, 2022
Receivable from related parties:
Receivable from associated companies - STCN	$—	$967
Receivable from other related parties	199	(5)
Total	$199	$962
Payables to related parties:
Accrued management fees	$270	$299
Payables to other related parties	1,773	2,582
Total	$2,043	$2,881

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $3,070 and $2,450 for the three months ended June 30, 2023 and 2022, respectively, and $6,071 and $4,937 for the six months ended June 30, 2023 and 2022, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Unpaid amounts for management fees included in Other current liabilities on the Company's consolidated balance sheet were $270 and $299 as of June 30, 2023 and December 31, 2022, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $1,773 and $1,218 for the three months ended June 30, 2023 and 2022, respectively, and $2,379 and $1,992 for the six months ended June 30, 2023 and 2022, respectively. Unpaid amounts for reimbursable expenses were approximately $1,610 and $2,427 as of June 30, 2023 and December 31, 2022, respectively, and are included in Other current liabilities on the Company's consolidated balance sheets.

Corporate Services

The Company's subsidiary, Steel Services Ltd ("Steel Services"), through management services agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, which are eliminated in consolidation, Steel Services has management services agreements with other companies considered to be related parties, including J. Howard Inc., Steel Partners, Ltd. and affiliates, and STCN. In total, Steel Services currently charges approximately $1,787 annually to these companies. Upon closing of the Exchange Transaction on May 1, 2023, STCN became a consolidated subsidiary of the Company as described in Note 3 - "Acquisitions and Divestitures". Service fees charged to STCN after May 1, 2023 are eliminated in consolidation. All amounts billed under these service agreements are classified as a reduction of Selling, general and administrative expenses.

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

Other

At June 30, 2023 and December 31, 2022, several related parties and consolidated subsidiaries had deposits totaling $110 and $1,112 at WebBank, respectively. Approximately $27 and $31 of these deposits, including interest which was not significant, have been eliminated in consolidation as of June 30, 2023 and December 31, 2022, respectively.

17. SEGMENT INFORMATION

SPLP operates through the following segments: Diversified Industrial, Energy, Supply Chain, and Financial Services, which are managed separately and offer different products and services. The Diversified Industrial segment is comprised of manufacturers of engineered niche industrial products, including joining materials, tubing, building materials, performance materials, electrical products, cutting replacement products and services, and a packaging business. The Energy segment provides drilling and production services to the oil & gas industry and owns a youth sports business. The Supply Chain segment is comprised of the operations of Steel Connect's wholly-owned subsidiary, ModusLink Corporation ("ModusLink") which provides supply chain management and logistics services. The Financial Services segment consists primarily of the operations of WebBank, a Utah chartered industrial bank, which engages in a full range of banking activities.

Corporate and Other consists of several consolidated subsidiaries, including Steel Services, equity method and other investments, and cash and cash equivalents. Its income or loss includes certain unallocated general corporate expenses.

Steel Services has management services agreements with its consolidated subsidiaries and other related companies as further discussed in Note 16 - "Related Party Transactions." Steel Services charged the Diversified Industrial, Energy, Financial Services, and Supply Chain segments approximately $15,597, $2,700, $571 and $411, respectively, for the three months ended June 30, 2023 and charged the Diversified Industrial, Energy, and Financial Services segments approximately $12,544, $2,142 and $536, respectively, for the three months ended June 30, 2022. Steel Services charged the Diversified Industrial, Energy, Financial Services, and Supply Chain segments approximately $26,368, $4,688, $993, and $411, respectively, for the six months ended June 30, 2023 and charged the Diversified Industrial, Energy, and Financial Services segments approximately $22,900, $3,568, and $918, respectively, for the six months ended June 30, 2022. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

Segment information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Diversified Industrial	$315,046	$346,664	$619,472	$673,913
Energy	50,314	47,024	98,478	85,341
Financial Services	105,384	47,720	198,165	87,899
Supply Chain	30,181	—	30,181	—
Total revenue	$500,925	$441,408	$946,296	$847,153
Income (loss) before interest expense and income taxes:
Diversified Industrial	$25,121	$121,952	$46,259	$156,034
Energy	4,031	3,677	9,271	7,629
Financial Services	24,982	13,709	50,834	27,636
Supply Chain	1,835	—	1,835	—
Corporate and Other	(6,851)	(2,971)	(13,688)	(38,258)
Income before interest expense and income taxes	49,118	136,367	94,511	153,041
Interest expense	5,833	4,818	11,819	9,342
Income tax (benefit) provision	(15,330)	39,436	(726)	47,045
Net income	$58,615	$92,113	$83,418	$96,654
Loss (income) of associated companies, net of taxes:
Corporate and Other	$4,837	$(2,260)	$8,804	$2,383
Total	$4,837	$(2,260)	$8,804	$2,383
Segment depreciation and amortization:
Diversified Industrial	$10,061	$10,392	$20,076	$21,753
Energy	2,452	2,643	4,992	5,164
Financial Services	209	133	425	261
Supply Chain	910	—	910	—
Corporate and Other	165	180	337	333
Total depreciation and amortization	$13,797	$13,348	$26,740	$27,511

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

As a result of Basel III becoming fully implemented as of January 1, 2019, WebBank's minimum requirements increased for both the quantity and quality of capital held by WebBank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio ("CET1 Ratio") of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which, as fully phased-in, effectively results in a minimum CET1 Ratio of 7.0%. Basel III raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% as fully phased-in) and effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also made changes to risk weights for certain assets and off-balance sheet exposures. WebBank expects that its capital ratios under Basel III will continue to exceed the well-capitalized minimum capital requirements and such amounts are disclosed in the table below:

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023
Total Capital
(to risk-weighted assets)	$343,959	15.80%	$173,697	8.00%	$227,978	10.50%	$217,122	10.00%
Tier 1 Capital
(to risk-weighted assets)	$316,759	14.60%	$130,273	6.00%	$184,553	8.50%	$173,697	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$316,759	14.60%	$97,705	4.50%	$151,985	7.00%	$141,129	6.50%
Tier 1 Capital
(to average assets)	$316,759	14.00%	$90,810	4.00%	n/a	n/a	$113,513	5.00%

As of December 31, 2022
Total Capital
(to risk-weighted assets)	$306,618	15.00%	$163,952	8.00%	$215,187	10.50%	$204,940	10.00%
Tier 1 Capital
(to risk-weighted assets)	$280,951	13.70%	$122,964	6.00%	$174,199	8.50%	$163,952	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$280,951	13.70%	$92,223	4.50%	$143,458	7.00%	$133,211	6.50%
Tier 1 Capital
(to average assets)	$280,951	14.70%	$76,300	4.00%	n/a	n/a	$95,375	5.00%

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

19. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for the six months ended June 30, 2023 and 2022 is presented in the following table:

	Six Months Ended June 30,
	2023	2022
Cash paid during the period for:
Interest	$36,000	$10,252
Taxes	$22,583	$13,179

20. SUBSEQUENT EVENT

Investments

As of June 30, 2023, Steel Connect owned approximately 4.5% of Aerojet common stock with a fair value of $197,463. Subsequent to June 30, 2023 Steel Connect received net proceeds of $207,799 in exchange for all of its Aerojet shares. See Note 7 – "Investments" for further information on the Company's former investment in Aerojet.

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

Forward-looking statements are only predictions based upon the Company's current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by the statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include: disruptions to the Company’s business as a result of economic downturns; the significant volatility of crude oil and commodity prices; the effects of rising interest rates; the Company’s subsidiaries’ sponsor defined pension plans, which could subject the Company to future cash flow requirements; the ability to comply with legal and regulatory requirements, including environmental, health and safety laws and regulations, banking regulations and other extensive requirements to which the Company and its businesses are subject; risks associated with the Company’s wholly-owned subsidiary, WebBank, as a result of its Federal Deposit Insurance Corporation ("FDIC") status, highly-regulated lending programs, and capital requirements; the ability to meet obligations under the Company's senior credit facility through future cash flows or financings; the risk of recent events affecting the financial services industry, including the closures or other failures of several large banks; the risk of management diversion, increased costs and expenses, and impact on profitability in connection with the Company's business strategy to make acquisitions; the impact of losses in the Company's investment portfolio; the Company’s ability to protect its intellectual property rights and obtain or retain licenses to use others' intellectual property on which the Company relies; the Company’s exposure to risks inherent to conducting business outside of the U.S.; the impact of any changes in U.S. trade policies; the adverse impact of litigation or compliance failures on the Company's profitability; a significant disruption in, or breach in security of, the Company’s technology systems or protection of personal data; the loss of any significant customer contracts; the Company’s ability to maintain effective internal control over financial reporting; adverse impacts of the ongoing COVID-19 pandemic on business, results of operations, financial condition, and cash flows; the rights of unitholders with respect to voting and maintaining actions against the Company or its affiliates; potential conflicts of interest arising from certain interlocking relationships amount us and affiliates of the Company’s Executive Chairman; the Company’s dependence on the Manager and impact of the management fee on the Company’s total partners’ capital; the impact to the development of an active market for the Company’s units due to transfer restrictions and other factors; the Company’s tax treatment and its subsidiaries’ ability to fully utilize their tax benefits; the loss of essential employees; and other factors described in the "Risk Factors" in Part I, Item 1A of the Form 10-K that could affect the Company's results. Any forward-looking statement made in this Form 10-Q speaks only as of the date hereof, and investors should not rely upon forward-looking statements as predictions of future events. Except as otherwise required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

OVERVIEW

SPLP, together with its subsidiaries, is a diversified global holding company that owns and operates businesses and has significant interests in various companies, including diversified industrial products, energy, defense, supply chain management and logistics, banking and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy, Financial

Services and Supply Chain. Each of our companies has its own management team with significant experience in their respective industries.

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

During the three months ended June 30, 2023, WebBank did not issue new loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The existing loans were funded by the PPP Liquidity Facility and have terms of between two and five years with repayment guaranteed by the SBA. Payments by borrowers up to sixteen months after the note date, and interest will continue to accrue during the sixteen-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. As of June 30, 2023, the total PPP loans and associated liabilities are $31,829 and $25,715, respectively, and included in Long-term loans receivable, net and Other borrowings, respectively, in the consolidated balance sheet as of June 30, 2023. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan.

The Supply Chain segment consists primarily of the operations of Steel Connect, Inc.'s ("Steel Connect" or "STCN") wholly-owned subsidiary, ModusLink Corporation ("ModusLink" or "Supply Chain"), which serves the supply chain management market. ModusLink provides digital and physical supply chain solutions to many of the world's leading brands across a diverse range of industries, including consumer electronics, telecommunications, computing and storage, software and content, consumer packaged goods, medical devices, retail and luxury and connected devices. These solutions are delivered through a combination of industry expertise, innovative service solutions, and integrated operations, proven business processes, an expansive global footprint and world-class technology. With a global footprint spanning North America, Europe and the Asia Pacific region, ModusLink's solutions and services are designed to improve end-to-end supply chains in order to drive growth, lower costs, and improve profitability.

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

Significant Developments

Transfer and Exchange Agreement

On April 30, 2023, the Company and Steel Connect executed a series of agreements, in which the Company and certain of its affiliates (the "Steel Partners Group") transferred an aggregate of 3,597,744 shares of common stock, par value $0.10 per share, of Aerojet Rocketdyne Holdings, Inc. held by the Steel Partners Group to Steel Connect in exchange for 3,500,000 shares of newly created Series E Convertible Preferred Stock of Steel Connect (the “Series E Convertible Preferred Stock” and such transfer and related transactions, the "Exchange Transaction"). Following recent approval by the Steel Connect stockholders pursuant to the rules of The Nasdaq Stock Market LLC, the Series E Convertible Preferred Stock is convertible into an aggregate of 184.9 million shares of Steel Connect common stock, par value $0.01 per share (the “common stock” or “Common Stock”), and will vote together with the Steel Connect common stock and participate in any dividends paid on the Steel Connect common stock, in each case on an as-converted basis. Upon conversion of the Series E Convertible Preferred Stock, the Steel Partners Group would hold approximately 84.0% of the outstanding equity interests of Steel Connect, and Steel Connect became a consolidated subsidiary for financial statement purposes. Steel Connect is not consolidated for Federal income tax purposes because the ownership in Steel Connect is dispersed between different federal tax consolidation groups. The Exchange Transaction closed on May 1, 2023, the date that the consideration was exchanged between the Company and Steel Connect. Steel Connect's assets and liabilities have been included in the Company's consolidated balance sheet, with a related noncontrolling interest of 16.0% of STCN's common stock. Prior to the Exchange Transaction date the Company held a 49.6% ownership interest in Steel Connect and accounted for its investment in Steel Connect in accordance with the equity method of accounting. The Company remeasured the previously held equity method investment to its fair value based upon a valuation of Steel Connect, as of the date of the Exchange Transaction. The financial results of Steel Connect, Inc. ("Steel Connect", "STCN" or "Supply Chain") have been included in the Company's consolidated financial statements from the Exchange Transaction date of May 1, 2023 (see Note 3 - "Acquisitions and Divestitures").

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$500,925	$441,408	$946,296	$847,153
Cost of goods sold	289,399	288,813	550,692	556,983
Selling, general and administrative expenses	136,364	100,841	251,318	186,965
Asset impairment charges	329	32	329	435
Interest expense	5,833	4,818	11,819	9,342
Realized and unrealized losses (gains) on securities, net	3,121	(1,515)	2,514	26,211
Gain from sale of business	—	(85,185)	—	(85,185)
All other expense, net *	17,757	4,315	38,128	6,320
Total costs and expenses	452,803	312,119	854,800	701,071
Income from operations before income taxes and equity method investments	48,122	129,289	91,496	146,082
Income tax (benefit) provision	(15,330)	39,436	(726)	47,045
Loss (income) of associated companies, net of taxes	4,837	(2,260)	8,804	2,383
Net income	$58,615	$92,113	$83,418	$96,654
* includes finance interest, provision for loan losses, and other expense from the consolidated statements of operations

Revenue

Revenue for the three months ended June 30, 2023 increased $59,517, or 13.5%, as compared to the same period last year, as a result of higher revenue from both Financial Services and Energy segments, as well as favorable impact from the newly acquired Supply Chain segment, partially offset by lower sales from the Diversified Industrial segment.

Revenue for the six months ended June 30, 2023 increased $99,143, or 11.7%, as compared to the same period last year, as a result of higher revenue from both Financial Services and Energy segments, as well as favorable impact of the newly acquired Supply Chain segment, partially offset by lower sales from the Diversified Industrial segment including the impact from the divestiture of the SLPE business in April 2022.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2023 increased $586, or 0.2%, as compared to the same period last year, resulting from newly acquired Supply Chain segment and higher revenue volume from the Energy segment, largely offset by lower sales from the Diversified Industrial segment, primarily from its Building Materials business unit.

Cost of goods sold for the six months ended June 30, 2023 decreased $6,291, or 1.1%, as compared to the same period last year, primarily driven by lower sales discussed above from the Diversified Industrial segment, partially offset by the impact of newly acquired Supply Chain segment and higher revenue from the Energy segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2023 increased $35,523, or 35.2%, as compared to the same period last year. The increase was primarily due to higher expenses from the Financial Services segment of $29,700 and impact of newly acquired Supply Chain segment of $8,900. The increase for the Financial Services segment was primarily due to higher credit performance fees due to higher credit risk transfer ("CRT") balances and higher personnel expenses related to incremental headcount.

SG&A for the six months ended June 30, 2023 increased $64,353, or 34.4%, as compared to the same period last year. The increase was primarily driven by higher SG&A expenses from the Financial Services segment of $51,000 and newly acquired Supply Chain segment of $8,900 as mentioned above. SG&A expenses for the Diversified Industrial segment also increased by approximately $11,700, primarily due to higher personnel costs for the six months ended June 30, 2023, despite the impact of the divestiture of SLPE business of $5,000.

Asset Impairment Charges

An impairment charge of $329 was recognized during the three and six months ended June 30, 2023, related to a piece of unused equipment in the Building Materials business unit from the Diversified Industrial segment. An impairment charge of $435 was recognized during the six months ended June 30, 2022, primarily related to an idle piece of equipment in the Joining Materials business unit from the Diversified Industrial segment.

Interest Expense

Interest expenses increased $1,015, or 21.1% and $2,477 or 26.5% for the three and six months ended June 30, 2023, respectively, as compared to the same periods last year. The increases were primarily due to higher average interest rates, partially offset by lower average debt level, as compared to the same periods of 2022.

Gain from Sale of Business

The Company recognized a pre-tax gain of $85,185 during the six months ended June 30, 2022, related to the divestiture of the SLPE business from the Diversified Industrial segment.

Realized and Unrealized Losses (Gains) on Securities, Net

The Company recorded losses of $3,121 for the three months ended June 30, 2023, as compared to gains of $1,515 in the same period of 2022. The Company recorded losses of $2,514 for the six months ended June 30, 2023, as compared to losses of $26,211 in the same period of 2022. These gains and losses were due to unrealized gains and losses related to the mark-to-market adjustments on the Company's portfolio of securities.
All Other Expense, Net

All other expense, net totaled $17,757 for the three months ended June 30, 2023, as compared to $4,315 in the same period of 2022 and $38,128 for the six months ended June 30, 2023, as compared to $6,320 in the same period of 2022. Higher all other expense, net for the three months ended June 30, 2023 was primarily due to higher finance interest expense related to the Financial Service segment, as compared to the same period of 2022. Higher all other expense, net for the six months ended

June 30, 2023 was primarily due to higher finance interest expense and provisions for credit losses related to the Financial Services segment, as compared to the same period of 2022.

Income Tax (Benefit) Provision

The Company recorded income tax benefit of $15,330 for the three months ended June 30, 2023 and income tax provision of $39,436 for the same period in 2022. The Company recorded income tax benefit of $726 for the six months ended June 30, 2023 and income tax provision of $47,045 for the same period in 2022. The Company's effective tax rate was (0.8)% and 32.2% for the six months ended June 30, 2023 and 2022, respectively. The lower effective tax rate for the six months ended June 30, 2023 is primarily due to the change in U.S. income tax expense related to unrealized gains and losses on investments and the deferred tax movements resulting from the acquisition of Steel Connect. As a limited partnership, the Company is generally not responsible for federal and state income taxes, and its profits and losses are passed directly to its limited partners for inclusion in their respective income tax returns. Provisions have been made for federal, state, local or foreign income taxes on the results of operations generated by our consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include partnership losses for which no tax benefit is recognized, tax expense related to unrealized gains and losses on investment, state taxes, changes in deferred tax valuation allowances, deferred tax movements resulting from the acquisition of Steel Connect in an exchange transaction and other permanent differences.

Loss (Income) of Associated Companies, Net of Taxes

The Company recorded losses from associated companies, net of taxes, of $4,837 and $8,804 for the three and six months ended June 30, 2023, respectively, as compared to income from associated companies, net of taxes, of $2,260 and loss from associated companies, net of taxes, of $2,383 for the three and six months ended June 30, 2022, respectively. For the details of each of these investments and the related mark-to-market adjustments, see Note 7 - "Investments" to the Company's consolidated financial statements found elsewhere in this Form 10-Q.

Segment Analysis

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Diversified Industrial	$315,046	$346,664	$619,472	$673,913
Energy	50,314	47,024	98,478	85,341
Financial Services	105,384	47,720	198,165	87,899
Supply Chain	30,181	—	30,181	—
Total revenue	$500,925	$441,408	$946,296	$847,153
Income (loss) from operations before interest expense and income taxes:
Diversified Industrial	$25,121	$121,952	$46,259	$156,034
Energy	4,031	3,677	9,271	7,629
Financial Services	24,982	13,709	50,834	27,636
Supply Chain	1,835	—	1,835	—
Corporate and other	(6,851)	(2,971)	(13,688)	(38,258)
Income from operations before interest expense and income taxes	49,118	136,367	94,511	153,041
Interest expense	5,833	4,818	11,819	9,342
Income tax (benefit) provision	(15,330)	39,436	(726)	47,045
Net income	$58,615	$92,113	$83,418	$96,654
Loss (gain) of associated companies, net of taxes:
Corporate and other	$4,837	$(2,260)	$8,804	$2,383
Total	$4,837	$(2,260)	$8,804	$2,383
Segment depreciation and amortization:
Diversified Industrial	$10,061	$10,392	$20,076	$21,753
Energy	2,452	2,643	4,992	5,164
Financial Services	209	133	425	261
Supply Chain	910	—	910	—
Corporate and other	165	180	337	333
Total depreciation and amortization	$13,797	$13,348	$26,740	$27,511

Diversified Industrial

Net sales for the three months ended June 30, 2023 decreased $31,618, or 9.1%, as compared to the same period of 2022 primarily driven by lower sales for the Building Materials business unit. The decrease of $28,500 for the Building Materials business unit was primarily driven by lower volume from its roofing products, partially offset by higher volume from its FastenMaster products.

Net sales for the six months ended June 30, 2023 decreased $54,441, or 8.1%, as compared to the same period of 2022. The decrease was primarily due to $55,300 lower sales for the Building Materials business unit primarily due to lower demand for its roofing products and $12,600 lower sales for the Electrical Products business unit primarily due to the impact from the divestiture of the SLPE business. These decreases were partially offset by $9,600 higher sales from its Performance Materials business unit due to favorable pricing and higher sales volume.

Segment operating income for the three months ended June 30, 2023 decreased $96,831, as compared to the same period of 2022. Lower operating income for the 2023 period was primarily driven by the pre-tax gain of $85,185 from the divestiture of the SLPE business in the 2022 period and lower sales volume from the Building Material business unit.

Segment operating income for the six months ended June 30, 2023 decreased $109,775, as compared to the same period of 2022. Lower operating income for the 2023 period was primarily due to a pre-tax gain of $85,185 related to the divestiture of the SLPE business in the 2022 period, lower sales performance as mentioned above, as well as higher personnel costs during the 2023 period.

Energy

Net revenue for the three months ended June 30, 2023 increased $3,290, or 7.0%, as compared to the same period of 2022. The increases in net revenue were primarily due to higher volume and favorable pricing driven by higher demand from the energy sector.

Net revenue for the six months ended June 30, 2023 increased $13,137, or 15.4% as compared to the same periods of 2022, respectively. The increases in net revenue were primarily due to higher volume and favorable pricing driven by higher demand from the energy sector.

Segment operating income for the three months ended June 30, 2023 increased $354, as compared to the same period of 2022 primarily driven by stronger revenue mentioned above, partially offset by higher material and labor costs during the 2023 period.

Segment operating income for the six months ended June 30, 2023 increased $1,642, as compared to the same periods of 2022, respectively, primarily driven by stronger revenue mentioned above, partially offset by higher material and labor costs during the 2023 periods.

Financial Services

Revenue for the three months ended June 30, 2023 increased $57,664, or 120.8%, as compared to the same period of 2022. The increase was primarily due to an increase in interest income and fees from higher asset based lending, credit risk transfer, held for sale balances, and interest rates, as well as higher non-interest income driven by increased volume as compared to the three months ended June 30, 2022.

Revenue for the six months ended June 30, 2023 increased $110,266, or 125.4%, as compared to the same period of 2022. The increase was primarily due to an increase in interest income and fees from higher asset based lending, credit risk transfer, held for sale balances, and interest rates, as well as higher non-interest income driven by increased volume as compared to the six months ended June 30, 2022.

Segment operating income for the three and six months ended June 30, 2023 increased $11,273 and $23,198, respectively, as compared to the same periods of 2022. The increases were primarily due to higher revenue as discussed above, partially offset by higher SG&A costs and finance interest expenses. The increase in SG&A costs was driven by higher credit performance fees due to higher credit risk transfer balances as well as higher personnel costs. The higher finance interest expense was due to an increase in deposits and higher interest rates.

Supply Chain

The Company acquired the Supply Chain segment on May 1, 2023 with revenue of $30,181 and operating income of $1,835 for the three and six months ended June 30, 2023.

Corporate and Other

Operating losses were $6,851 and $13,688 for the three and six months ended June 30, 2023, respectively, as compared to $2,971 and $38,258 for the three and six months ended June 30, 2022, respectively. The fluctuations were primarily due to changes in investment results from long-term investments. Operating losses from three and six months ended June 30, 2022 were also driven by higher legal fees.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows from operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(54,511)	$(100,861)
Net cash used in investing activities	(143,902)	(27,356)
Net cash provided by financing activities	318,175	6,967
Net change for the period	$119,762	$(121,250)

Cash Flows from Operating Activities

During the six months ended June 30, 2023, the Company used $54,511 of cash, which was primarily due to changes in operating assets and liabilities of $178,799, partially offset by operating income of $83,418 and adjustments to operating income, including depreciation and amortization of $26,740, deferred income tax benefits of $20,923 and provision for credit losses of $11,010. During the six months ended June 30, 2022, the Company used $100,861 of cash, which was primarily due to changes in operating assets and liabilities of $190,034, partially offset by operating income of $96,654 and adjustments to operating income, including the gains on sales of businesses of $85,185, depreciation and amortization of $27,511, realized and unrealized losses on securities of $26,211 and deferred income taxes of $15,161.
Cash Flows from Investing Activities

During the six months ended June 30, 2023, the Company used $143,902 of cash, which was primarily due to loan originations, net of collections, of $210,852, partially offset by an increase in cash on consolidation due to the transfer and exchange agreement with Steel Connect. During the six months ended June 30, 2022, the Company used $27,356 of cash, which was primarily due to purchases of investments of $144,227 and purchases of property, plant and equipment of $18,470, partially offset by the net proceeds from sales of businesses of $142,081.
Cash Flows from Financing Activities

During the six months ended June 30, 2023, the Company generated $318,175 of cash, which was primarily due to an increase in deposits of $349,350, partially offset by repayments of PPP borrowings of $15,903 and share repurchases of $14,836. During the six months ended June 30, 2022, the Company used $6,967 of cash, which was primarily due to repayments of PPP borrowings of $214,211, net revolver repayments of $94,551 and share repurchases of $31,417.

LIQUIDITY AND CAPITAL RESOURCES

SPLP (excluding its operating subsidiaries, "Holding Company") is a diversified global holding company with assets that principally consist of the stock of its direct subsidiaries, equity method and other investments, and cash and cash equivalents. The Company works with its businesses to enhance their liquidity and operations and increase long-term value for its unitholders and stakeholders through working capital improvements, capital allocation policies, and operational and growth initiatives. Management plans to use the following strategies to continue to enhance liquidity: (1) continuing to implement improvements using the Steel Business System throughout all the Company's operations to increase sales and operating efficiencies; (2) supporting profitable sales growth both internally and potentially through acquisitions; and (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets. The Company continues to examine all of its options and strategies, including acquisitions, divestitures and other corporate transactions, to increase cash flow and stakeholder value.

The Company's senior credit facility, as amended and restated, (the "Credit Agreement") consists of a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the "Revolving Credit Loans"), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, each as defined in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial covenants as of June 30, 2023. The Company believes it will remain in compliance with the Credit Agreement's covenants for the next twelve months. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire on December 29, 2026, and all outstanding amounts will be due and payable.

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

As of June 30, 2023, the Company's working capital was $329,526, as compared to working capital of $156,085 as of December 31, 2022. The Company's total availability under the Credit Agreement was approximately $405,700 as of June 30, 2023. During the six-month period ended June 30, 2023, capital expenditures were $23,551, as compared to $18,470 for the same period of 2022. The Company currently expects full-year capital expenditures in the range of $58,000 to $68,000 in 2023, as compared to $47,541 in 2022. The Company and its subsidiaries have ongoing commitments, which include funding of the minimum requirements of its subsidiaries' pension plans. During the six months ended June 30, 2023, the Company contributed $5,000 to its pension plans. As of June 30, 2023, the Company currently estimates it will contribute $907 to its pension plans during the remainder of 2023. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $242,868 and $174,257 in cash and cash equivalents, time deposits placed at other institutions and federal funds sold as of June 30, 2023 and December 31, 2022, respectively. WebBank had $55,000 in lines of credit from its correspondent banks as of June 30, 2023 and December 31, 2022. WebBank had $341,296 and $285,584 available from the Federal Reserve discount window as of June 30, 2023 and December 31, 2022, respectively. Therefore, WebBank had a total of $639,164 and $514,841 in cash, lines of credit and access to the Federal Reserve Bank discount window as of June 30, 2023 and December 31, 2022, respectively, which represents approximately 27.7% and 26.9%, respectively, of WebBank's total assets, excluding PPP loans.

Steel Connect's wholly-owned subsidiary, ModusLink, has a revolving credit agreement (the "Umpqua Revolver") with Umpqua Bank which provides for a maximum credit commitment of $12,500 and a sub-limit of $5,000 for letters of credit and expires on March 31, 2025. As of June 30, 2023, ModusLink was in compliance with the Umpqua Revolver's covenants, and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months. As of June 30, 2023, ModusLink had available borrowing capacity of $11,890 and there was $610 outstanding for letters of credit.

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

As of June 30, 2023, the Company did not identify any indicators of impairment and determined its goodwill, other intangible assets and long-lived assets were not impaired. However, it is possible in future periods that declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets are impaired.

As of June 30, 2023 and December 31, 2022, the Electrical Products reporting unit had goodwill of $46,660 and $46,445, respectively. As of December 31, 2022, the Electrical Products reporting unit's fair value exceeded its net book value by 5%. The fair value of the Electrical Products reporting unit can be significantly impacted by the reporting unit’s performance, the amount and timing of expected future cash flows, decreased customer demand for Electrical Products' services, management’s ability to execute its business strategies, and general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. Based on our assessment of these circumstances, we have determined that goodwill at our Electrical Products reporting unit is at risk for future impairment if the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods.

During the first quarter of 2023, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new standard changed the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and added certain new required disclosures. Under the expected loss model, entities recognize estimated credit losses over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The Company adopted ASU 2016-13 on January 1, 2023. The guidance was applied on a modified-retrospective basis, with the cumulative-effect adjustment recorded to partners' capital on the adoption date. The adoption did not have a material effect on the Company’s trade receivables and other financial assets of its Diversified Industrial and Energy segments. The Company's Financial Services segment recognized an increase of $5,248 to its Allowance for Credit Losses and a decrease of $3,862, net of tax cumulative effect adjustment to the beginning balance of partners' capital from the adoption of ASU 2016-13. Determining the appropriateness of the allowance requires judgment by management about the effect of matters that are inherently uncertain. Changes in factors and forecasts used in evaluating the overall loan portfolio may result in significant changes in the allowance for credit losses and related provision expense in future periods. The allowance level is influenced by loan volumes, loan asset quality ratings, delinquency status, historical credit loss experience, loan performance characteristics, forecasted information and other conditions influencing loss expectations. Changes to the assumptions in the model in future periods could have a material impact on the Company's Consolidated Financial Statements. See Note 1 - "Nature of Business and Basis of Presentation" for a detailed discussion of the Company's methodologies for estimating expected credit losses.

There were no material changes to the critical accounting policies during the six months ended June 30, 2023, as compared to those disclosed in the Company's 2022 Annual Report, except for the updates to the Allowance for Credit Losses policy described in Note 1 - "Nature of Business and Basis of Presentation". In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk, as compared to the quantitative and qualitative disclosures about market risk described in the 2022 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its Principal Executive and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In conducting our evaluation of the effectiveness of our internal controls over financial reporting, we have elected to exclude Steel Connect (in which our ownership increased to 84.0% and which we consolidate, in each case, as of May 1, 2023, as discussed in Note 3 - "Acquisitions and Divestitures") from our evaluation as of June 30, 2023, as permitted under the SEC’s published guidance. As of and for the quarter ended June 30, 2023, Steel Connect represented 10.6% of our consolidated total assets and 6.0% of our consolidated revenue.

Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

The Company is in the process of integrating Steel Connect’s historical internal controls over financial reporting with the rest of the Company, and during such time, may make appropriate changes to the internal control over financial reporting of Steel Connect. Other than the foregoing, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The closures of Silicon Valley Bank, Signature Bank and Silvergate Capital Corporation, as well as acquisitions of Credit Suisse and First Republic Bank at regulators' behest, in the first half of 2023 have created bank-specific and broader financial institution liquidity risks and concerns. While we did not have any material deposits at any of these institutions, uncertainty remains over liquidity concerns in the financial services industry and potential impacts on the broader global economy, and our business, our customers and suppliers, and/or industry as a whole may be adversely impacted in ways that we cannot predict at this time.

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

The Company and its subsidiaries are subject to taxation in the U.S. and foreign jurisdictions. Changes in various tax laws can and do occur. For example, on December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "TCJA") was enacted. The TCJA made substantial changes to the Internal Revenue Code, some of which could have an adverse effect on our business. Among other things, the TCJA (i) reduces the U.S. corporate income tax rate from 35% to 21% beginning in 2018, (ii) limits annual deductions for interest net expense to no more than 30% of our "adjusted taxable income," plus 100% of our business interest income for the year and (iii) permits a taxpayer to offset only 80% (rather than 100%) of its taxable income with any U.S. NOLs generated for taxable years beginning after 2017. The U.S. Department of the Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. Although Treasury Regulations and other guidance have been issued to provide clarification, the interpretation of certain aspects of the TCJA remains unclear. It is expected, however, that additional Treasury Regulations and other guidance will be issued to provide more clarification on certain provisions, although the timing of such guidance is, in many cases, not yet known. In addition, on August 16, 2022, the U.S. enacted the IRA, which among other provisions, imposes a 15% minimum tax on the adjusted financial statement income of certain large corporations and a 1% excise tax on corporate stock repurchases by U.S. publicly traded corporations and certain U.S. subsidiaries of non-U.S. publicly traded corporations, as well as significant enhancements of U.S. tax incentives relating to climate and energy investments. Although no material impact is currently expected, the full effect of the TCJA and the Inflation Reduction Act on operations of the Company and its subsidiaries, is uncertain, and the IRA may impact the Company’s financial results beginning in fiscal 2023. Under various provisions of the Code and relevant case law, the IRS has also become increasingly aggressive in deploying "soft doctrines" to challenge transactions as prioritizing form over economic substance and being motivated by tax considerations. The application of these doctrines is often uncertain and could produce adverse tax results with respect to transactions in which we engage.

Additionally, longstanding international tax norms that determine each country's jurisdiction to tax cross-border international trade are subject to potential evolution. In connection with the Base Erosion and Profit Shifting Integrated Framework provided by Organization for Economic Cooperation and Development (the "OECD"), the OECD recently reached agreement to align countries on a minimum corporate tax rate and an expansion of the taxing rights of market countries, and therefore, determination of multi-jurisdictional taxation rights and the rate of tax applicable to certain types of income may be subject to potential change. There can be no assurance that future changes to the U.S. federal, state and local and foreign tax laws will not be proposed or enacted that could materially or adversely impact our business or financial results. If and when any or all of these changes are put into effect, they could result in tax increases where we do business both in and outside of the United States, and could have a material adverse effect on the results of our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

The Board of SPH GP, has approved the repurchase of up to an aggregate of 8,770,240 of the Company's common units ("Repurchase Program"), which is inclusive of 1,000,000 common units approved in May 2023. The Repurchase Program was announced on December 7, 2016 and supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs, as discussed in further detail in Note 11 - "Capital and Accumulated Other Comprehensive Loss." Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. In the three months ended June 30, 2023, the Company repurchased 267,994 common units for $11,588. Since inception of the Repurchase Program the Company had purchased 7,689,490 common units for an aggregate price of approximately $159,194. As of June 30, 2023, there were approximately 1,080,750 common units that may yet be purchased under the Repurchase Program. In July 2023, the Company repurchased 53,600 common units for $2,359.

The following table provides information about our repurchases of common units during the three months ended June 30, 2023. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 through April 30, 2023	720	$41.92	720	348,024
May 1, 2023 through May 31, 2023	178,434	$43.09	178,434	1,169,590
June 1, 2023 through June 30, 2023	88,840	$43.55	88,840	1,080,750
Total	267,994		267,994

Item 6. Exhibits

Exhibit No.	Description

3.1
Tenth Amended and Restated Agreement of Limited Partnership of Steel Partners Holdings L.P., dated as of June 1, 2023 (incorporated by reference to Exhibit 3.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed June 5, 2023).

10.1
Stockholders’ Agreement, dated as of April 30, 2023, by and among Steel Connect, Inc., Steel Partners Holdings L.P., and the other stockholders signatory therein (incorporated by reference to Exhibit 10.2 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed May 1, 2023).

10.2
First Amendment and Consent to Amended and Restated Credit Agreement, dated as of June 26, 2023, by and among SPH Group Holdings LLC and Steel Excel Inc. as borrowers, PNC Bank, National Association, in its capacity as administrative agent, the lenders party thereto, and certain of the borrowers’ affiliates in their capacities as guarantors (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed June 27, 2023)

10.3*+	Offer letter between Steel Services and Mr. Martin.

10.4*	Offer letter between Steel Services and Mr. O’Herrin (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed August 7, 2023).

31.1+	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101.INS+	Inline XBRL Instance Document.

101.SCH+	Inline XBRL Taxonomy Extension Schema.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).

* Management contract or compensatory plan or arrangement.
+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 9, 2023	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.,
Its General Partner

		By:	/s/ Ryan O'Herrin
Ryan O'Herrin
Chief Financial Officer and Authorized Signatory
(Principal Financial Officer)