Form 10-Q
period 2023-09-30
STEEL PARTNERS HOLDINGS L.P.
filed 2023-11-09
CIK 1452857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The number of common units outstanding as of November 1, 2023 was 21,308,375 .

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except common units)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$562,149	$234,448
Trade and other receivables - net of allowance for doubtful accounts of $2,325 and $2,414, respectively	234,080	183,861
Loans receivable, including loans held for sale of $776,060 and $602,675, respectively, net	1,443,166	1,131,745
Inventories, net	214,846	214,084
Prepaid expenses and other current assets	43,618	41,090
Total current assets	2,497,859	1,805,228
Long-term loans receivable, net	475,159	423,248
Goodwill	148,629	125,813
Other intangible assets, net	118,346	94,783
Other non-current assets	348,678	195,859
Property, plant and equipment, net	249,269	238,510
Operating lease right-of-use assets	73,916	42,711
Long-term investments	39,373	309,697
Total Assets	$3,951,229	$3,235,849
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$131,886	$109,572
Accrued liabilities	137,979	112,744
Deposits	1,722,254	1,360,477
Short-term debt	195	685
Current portion of long-term debt	67	67
Other current liabilities	95,435	65,598
Total current liabilities	2,087,816	1,649,143
Long-term deposits	377,232	208,004
Long-term debt	186,922	179,572
Other borrowings	20,309	41,682
Preferred unit liability	154,250	152,247
Accrued pension liabilities	83,694	84,948
Deferred tax liabilities	5,973	41,055
Long-term operating lease liabilities	60,185	35,512
Other non-current liabilities	39,876	42,226
Total Liabilities	3,016,257	2,434,389
Commitments and Contingencies
Capital:
Partners' capital common units: 21,304,915 and 21,605,093 issued and outstanding (after deducting 18,359,295 and 17,904,679 units held in treasury, at cost of $328,985 and $309,257), respectively	1,038,447	952,094
Accumulated other comprehensive loss	(152,911)	(151,874)
Total Partners' Capital	885,536	800,220
Noncontrolling interests in consolidated entities	49,436	1,240
Total Capital	934,972	801,460
Total Liabilities and Capital	$3,951,229	$3,235,849

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Diversified Industrial net sales	$299,098	$312,200	$918,570	$986,113
Energy net revenue	46,742	51,409	145,220	136,750
Financial Services revenue	106,405	62,064	304,570	149,963
Supply Chain revenue	40,009	—	70,190	—
Total revenue	492,254	425,673	1,438,550	1,272,826
Costs and expenses:
Cost of goods sold	283,285	273,657	833,977	830,640
Selling, general and administrative expenses	124,934	93,634	376,252	280,599
Asset impairment charges	—	2,449	329	2,884
Finance interest expense	22,371	4,770	54,494	7,606
Provision for credit losses	36,969	6,593	47,979	11,758
Interest expense	4,115	5,110	15,934	14,452
Gains from sales of businesses	—	(295)	—	(85,480)
Realized and unrealized (gains) losses on securities, net	(8,665)	(3,641)	(6,151)	22,570
Other income, net	(801)	(1,627)	(5,806)	(3,308)
Total costs and expenses	462,208	380,650	1,317,008	1,081,721
Income from operations before income taxes and equity method investments	30,046	45,023	121,542	191,105
Income tax (benefit) provision	(981)	9,211	(1,707)	56,256
Loss (income) of associated companies, net of taxes	3,140	(616)	11,944	1,767
Net income	27,887	36,428	111,305	133,082
Net (income) loss attributable to noncontrolling interests in consolidated entities	(2,315)	(111)	(1,737)	(122)
Net income attributable to common unitholders	$25,572	$36,317	$109,568	$132,960
Net income per common unit - basic
Net income attributable to common unitholders	$1.20	$1.57	$5.10	$5.85
Net income per common unit - diluted
Net income attributable to common unitholders	$1.14	$1.45	$4.68	$5.26
Weighted-average number of common units outstanding - basic	21,298,871	23,147,644	21,495,689	22,737,902
Weighted-average number of common units outstanding - diluted	25,081,210	27,245,770	25,360,324	27,038,551

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$27,887	$36,428	$111,305	$133,082
Other comprehensive (loss) income, net of taxes:
Currency translation adjustments	(1,991)	(2,178)	(1,073)	(4,831)
Changes in pension liabilities and other post-retirement benefit obligations	36	—	36	—
Other comprehensive (loss) income	(1,955)	(2,178)	(1,037)	(4,831)
Comprehensive income	25,932	34,250	110,268	128,251
Comprehensive (income) loss attributable to noncontrolling interests	(2,315)	(111)	(1,737)	(122)
Comprehensive income attributable to common unitholders	$23,617	$34,139	$108,531	$128,129

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(Unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2022	39,509,772	(17,904,679)	$(309,257)	$952,094	$(151,874)	$800,220	$1,240	$801,460
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	—	—	(3,862)	—	(3,862)	—	(3,862)
Net income (loss)	—	—	—	24,846	—	24,846	(43)	24,803
Currency translation adjustments	—	—	—	—	1,093	1,093	—	1,093
Equity compensation - restricted units	146,414	—	—	(11)	—	(11)	—	(11)
Tax withholding related to vesting of restricted units	(8,972)	—	—	(333)	—	(333)	—	(333)
Purchases of SPLP common units	—	(75,504)	(3,248)	(3,248)	—	(3,248)	—	(3,248)
Other, net	—	—	—	(61)	—	(61)	—	(61)
Balance as of March 31, 2023	39,647,214	(17,980,183)	(312,505)	969,425	(150,781)	818,644	1,197	819,841
Net income	—	—	—	59,150	—	59,150	(535)	58,615
Currency translation adjustments	—	—	—	—	(175)	(175)	—	(175)
Equity compensation - restricted units	17,174	—	—	419	—	419	—	419
Tax withholding related to vesting of restricted units	(2,462)	—	—	(100)	—	(100)	—	(100)
Purchases of SPLP common units	—	(267,994)	(11,588)	(11,588)	—	(11,588)	—	(11,588)
Noncontrolling interests assumed upon consolidation of Steel Connect (Note 3)	—	—	—	—	—	—	48,900	48,900
Other, net	—	—	—	(30)	—	(30)	—	(30)
Balance as of June 30, 2023	39,661,926	(18,248,177)	(324,093)	1,017,276	(150,956)	866,320	49,562	915,882
Net income	—	—	—	25,572	—	25,572	2,315	27,887
Currency translation adjustments	—	—	—	—	(1,991)	(1,991)	—	(1,991)
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	36	36	—	36
Equity compensation - restricted units	2,284	—	—	599	—	599	—	599
Purchases of SPLP common units	—	(111,118)	(4,891)	(4,891)	—	(4,891)	—	(4,891)
Adjustment to interest in consolidated subsidiaries	—	—	—	(110)	—	(110)	(2,440)	(2,550)
Other, net	—	—	(1)	1	—	1	(1)	—
Balance as of September 30, 2023	39,664,210	(18,359,295)	$(328,985)	$1,038,447	$(152,911)	$885,536	$49,436	$934,972

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2021	37,828,941	(16,810,932)	$(264,284)	$795,140	$(131,803)	$663,337	$5,711	$669,048
Net income (loss)	—	—	—	4,565	—	4,565	(24)	4,541
Currency translation adjustments	—	—	—	—	(459)	(459)	—	(459)
Equity compensation - restricted units	(37,315)	—	—	119	—	119	—	119
Purchases of SPLP common units	—	(268,623)	(10,418)	(10,418)	—	(10,418)	—	(10,418)
Purchases of subsidiary shares from noncontrolling interests	—	—	—	(3,942)	—	(3,942)	(4,664)	(8,606)
Balance as of March 31, 2022	37,791,626	(17,079,555)	(274,702)	785,464	(132,262)	653,202	1,023	654,225
Net income	—	—	—	92,078	—	92,078	35	92,113
Currency translation adjustments	—	—	—	—	(2,194)	(2,194)	—	(2,194)
Equity compensation - restricted units	1,705,239	—	—	354	—	354	—	354
Purchases of SPLP common units	—	(500,064)	(20,999)	(20,999)	—	(20,999)	—	(20,999)
Other, net	—	—	—	11	—	11	—	11
Balance as of June 30, 2022	39,496,865	(17,579,619)	$(295,701)	$856,908	$(134,456)	$722,452	$1,058	$723,510
Net income	—	—	—	36,317	—	36,317	111	36,428
Currency translation adjustments	—	—	—	—	(2,178)	(2,178)	—	(2,178)
Equity compensation - restricted units	40,532	—	—	369	—	369	—	369
Tax withholding related to vesting of restricted units	(31.297)	—	—	(560)	—	(560)	—	(560)
Purchases of SPLP common units	—	(236,746)	(9,902)	(9,902)	—	(9,902)	—	(9,902)
Balance as of September 30, 2022	39,506,100	(17,816,365)	$(305,603)	$883,132	$(136,634)	$746,498	$1,169	$747,667

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	111,305	133,082
Adjustments to reconcile net income from operations to net cash (used in) provided by operating activities:
Provision for credit losses	47,979	11,758
Loss of associated companies, net of taxes	11,944	1,767
Realized and unrealized (gains) losses on securities, net	(6,151)	22,570
Gains on sales of businesses	—	(85,480)
Gain on sale of property, plant and equipment	—	(945)
Derivative gains on economic interests in loans	(3,762)	(3,973)
Non-cash pension expense (income)	8,948	(5,405)
Deferred income taxes	(30,390)	17,682
Depreciation and amortization	41,433	40,212
Non-cash lease expense	12,710	7,456
Equity-based compensation	1,007	842
Asset impairment charges	329	2,884
Other	2,193	2,192
Net change in operating assets and liabilities:
Trade and other receivables	(12,999)	(24,953)
Inventories	6,241	(38,556)
Prepaid expenses and other assets	(1,038)	(20,301)
Accounts payable, accrued and other liabilities	(4,689)	85,368
Net increase in loans held for sale	(173,385)	(204,724)
Net cash provided by (used in) operating activities	11,675	(58,524)
Cash flows from investing activities:
Purchases of investments	(204,611)	(284,884)
Proceeds from sales of investments	207,893	—
Proceeds from maturities of investments	41,058	155,899
Principal repayment on Steel Connect Convertible Note	1,000	—
Loan originations, net of collections	(242,667)	(34,845)
Purchases of property, plant and equipment	(36,667)	(30,188)
Proceeds from sale of property, plant and equipment	490	1,241
Net proceeds from sales of businesses	—	142,426
Acquisition, net of cash acquired	—	(35,298)
Increase in cash upon consolidation of Steel Connect	65,896	—
Other	(1,084)	—
Net cash used in investing activities	(168,692)	(85,649)
Cash flows from financing activities:
Net revolver borrowings (repayments)	6,910	(93,359)
Repayments of term loans	(51)	(65)
Purchases of the Company's common units	(19,727)	(41,319)
Net decrease in other borrowings	(21,277)	(273,569)
Distribution to preferred unitholders	(7,225)	(7,225)
Purchase of subsidiary shares from noncontrolling interests	(2,784)	(8,606)
Tax withholding related to vesting of restricted units	(433)	(560)
Net increase in deposits	531,006	606,626
Net cash provided by financing activities	486,419	181,923
Net change for the period	329,402	37,750
Effect of exchange rate changes on cash and cash equivalents	(1,701)	(1,596)
Cash, cash equivalents and restricted cash at beginning of period	234,448	325,363
Cash, cash equivalents and restricted cash at end of period	$562,149	$361,517

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

Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2023 and for the three and nine month periods ended September 30, 2023 and 2022, which have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods, include the accounts of the Company and its consolidated subsidiaries. The financial results of Steel Connect, Inc. ("Steel Connect" or "STCN") have been included in the Company's consolidated financial statements from May 1, 2023 (see Note 3 - "Acquisitions and Divestitures"). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected herein. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 ("Annual Report" or "Form 10-K"), from which the consolidated balance sheet as of December 31, 2022 has been derived.

The Company's fiscal quarter ends on the last day of the calendar quarter; however, for certain subsidiaries of the Company, the fiscal quarter periods end on the Saturday that is closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year. The Company and all its subsidiaries close their books for fiscal years on December 31 except for Steel Connect, which closes their books for fiscal years on July 31. For ease of presentation, the quarterly financial statements included herein are described as ending on the last day of the calendar quarter.

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

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This new standard changed the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and added certain new required disclosures. Under the expected loss model, entities recognize estimated credit losses over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The Company adopted ASU 2016-13 on January 1, 2023. The guidance was applied on a modified-retrospective basis, with the cumulative-effect adjustment recorded to partners' capital on the adoption date. The adoption did not have a material effect on the Company’s trade receivables and other financial assets of its Diversified Industrial and Energy segments. The Company's Financial Services segment recognized an increase of $5,248 to its Allowance for Credit Losses and a decrease of $3,862, net of tax cumulative effect adjustment to the beginning balance of partners' capital from the adoption of ASU 2016-13. Steel Connect, which comprise the Company’s Supply Chain segment, elected to early adopt ASU

2016-13 as of the date of the Exchange Transaction, or May 1, 2023, in order to conform with our accounting policies. The adoption did not have a material effect on the trade receivables and other financial assets of the Company’s Supply Chain segment.

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

Management estimates the allowance balance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Specific reserves cover impaired loans, or loans individually valuated for impairment, and are primarily measured based on the fair value of collateral. Adjustments to the fair value of collateral are made for anticipated selling costs. A specific reserve may be zero if the fair value of collateral on the measurement date is greater than the carrying balance of the impaired loan. Additionally, the present value of expected future cash flows discounted at the original contractual interest rate may also be used, when practical. WebBank leverages economic projections from a third-party provider on a quarterly basis to generate macroeconomic factors for a two-year reasonable and supportable timeframe, before reverting to the baseline loss-curve implied loss expectations.

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

In August 2023, the FASB issued ASU 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 applies to the formation of a “joint venture” or a “corporate joint venture” and requires a joint venture to initially measure all contributions received upon its formation at fair value. The new guidance is applicable to joint venture entities with a formation date on or after January 1, 2025 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard; however, we do not expect it to have a material impact on its consolidated financial statements.

2. REVENUES

Disaggregation of Revenues

Revenues are disaggregated at the Company's segment level since the segment categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. For additional details related to the Company's reportable segments, see Note 17 - "Segment Information."

The following table presents the Company's revenues disaggregated by geography for the three and nine months ended September 30, 2023 and 2022. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$443,981	$406,428	$1,327,713	$1,210,343
Foreign	48,273	19,245	110,837	62,483
Total revenue	$492,254	$425,673	$1,438,550	$1,272,826

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections result in billed trade receivables, unbilled receivables (contract assets) and deferred revenues (contract liabilities) on the consolidated balance sheets.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the contract asset balance was $5,700 and $11,937, respectively.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts that are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheets, based on the timing of when the Company expects to recognize revenue.

Contract Liabilities
Balance at December 31, 2022	$4,380
Deferral of revenue	17,416
Recognition of unearned revenue	(15,578)
Balance at September 30, 2023	$6,218

Balance at December 31, 2021	$3,396
Deferral of revenue	6,027
Recognition of unearned revenue	(6,161)
Balance at September 30, 2022	$3,262

3. ACQUISITIONS AND DIVESTITURES

Transfer and Exchange Agreement

On April 30, 2023, the Company and Steel Connect, Inc. ("Steel Connect" or "STCN"), executed a series of agreements, in which the Company and certain of its affiliates (the "Steel Partners Group") transferred an aggregate of 3,597,744 shares of common stock, par value $0.10 per share, of Aerojet Rocketdyne Holdings, Inc. ("Aerojet") held by the Steel Partners Group to Steel Connect in exchange for 3,500,000 shares of newly created Series E Convertible Preferred Stock of Steel Connect (the “Series E Convertible Preferred Stock” and such transfer and related transactions, the "Exchange Transaction"). Following approval by the Steel Connect stockholders pursuant to the rules of The Nasdaq Stock Market LLC, the Series E Convertible Preferred Stock is convertible into an aggregate of 184.9 million shares of Steel Connect common stock, par value $0.01 per share (the “common stock” or “Common Stock”), and will vote together with the Steel Connect common stock and participate in any dividends paid on the Steel Connect common stock, in each case on an as-converted basis. Upon conversion of the Series E Convertible Preferred Stock, the Steel Partners Group would hold approximately 85.0% of the outstanding equity interests of Steel Connect. The Exchange Transaction closed on May 1, 2023, the date that the consideration was exchanged between the Company and Steel Connect and as of that date Steel Connect became a consolidated subsidiary for financial reporting purposes. Steel Connect is not consolidated for Federal income tax purposes because the ownership in Steel Connect is dispersed between different federal tax consolidation groups. Steel Connect's assets and liabilities have been included in the Company's consolidated balance sheet, with a related noncontrolling interest of 15.0% of STCN's common stock. Prior to May 1, 2023, the Company held a 49.6% ownership interest in Steel Connect and accounted for its investment in Steel Connect in accordance with the equity method of accounting. The Company remeasured the previously held equity method investment to its fair value based upon a valuation of Steel Connect, as of the date of the Exchange Transaction. The Exchange Transaction accomplishes the Company's objective, which is to increase ownership in Steel Connect in order to benefit from future earnings and growth and strengthens Steel Connect’s balance sheet to permit it to do acquisitions.

The Exchange Transaction was accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and, accordingly, Steel Connect’s results of operations have been consolidated in our financial statements since the date of the Exchange Transaction. The Company recorded a preliminary allocation of the Exchange Transaction to assets acquired and liabilities assumed based on their estimated fair values as of May 1, 2023. The final Exchange Transaction allocation, which is expected to be completed in the fourth quarter of 2023, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final Exchange Transaction allocation will have a material impact on its results of operations or financial position. The transaction costs associated with the Exchange Transaction were approximately $2,154 and were expensed as incurred within selling, general and administrative expenses for the nine months ended September 30, 2023.

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

The Company's initial fair value estimates of the assets acquired and the liabilities assumed in the Exchange Transaction, as well as updated preliminary fair value allocations reflecting adjustments made during the measurement period to date, are as follows:

(in thousands)	Initial Estimate	Measurement Period Adjustments	Preliminary Allocation

Trade and other receivables	$36,900	$—	$36,900
Inventories, net	6,900	—	6,900
Prepaid expenses and other current assets	5,000	—	5,000
Identifiable intangible assets	36,000	(500)	35,500
Other non-current assets	3,900	—	3,900
Property, plant and equipment, net	3,400	—	3,400
Operating lease right-of-use assets	29,250	—	29,250
Investments	202,733	—	202,733
Total assets acquired	324,083	(500)	323,583

Accounts payable	26,300	—	26,300
Accrued liabilities	29,100	—	29,100
Other current liabilities	15,230	—	15,230
Long-term operating lease liabilities	21,300	—	21,300
Other non-current liabilities	5,500	300	5,800
Total liabilities assumed	97,430	300	97,730

Goodwill	22,000	800	22,800
Net assets acquired at fair value	$248,653	$—	$248,653

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

(in thousands)	Useful Life (Years)	Amount
Customer relationships	7	$25,000
Trade name	Indefinite	10,500
Estimated fair value of identifiable intangible assets		$35,500

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

2022 WebBank Acquisition of Security Premium Finance

On August 2, 2022, the Company, through its wholly-owned subsidiary, WebBank, completed the acquisition of Security Premium Finance Company, LLC ("Security Premium Finance"), based in Coral Gables, Florida for a total purchase price of $47,280 which was financed with cash on hand. The purchase price contains a profit share interest valued at approximately $1,440. Security Premium Finance provides insurance premium financing services for commercial and consumer clients to purchase property and casualty insurance products. In connection with the acquisition, the Company recorded premium finance receivables, other intangible assets and goodwill associated with the acquisition, totaling approximately $43,124, $1,370, and $2,959, respectively, as well as other assets and liabilities. Other intangible assets primarily consist of agent relationships. The goodwill from the acquisition consists largely of the synergies expected from combining the operations of the two businesses. The goodwill of $2,959 is expected to be deductible for income tax purposes.

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

2022 Investment in Nonconsolidated Affiliate

On April 1, 2022, the Company acquired an interest in PCS-Mosaic Co-Invest L.P. ("PCS-Mosaic"), a private investment fund for a purchase price of approximately $23,600. The fund is primarily invested in specialized software development and training services. The Company accounts for its investment as an equity method investment as the Company does not have a controlling financial interest. The Company has not elected the fair value option to account for PCS-Mosaic which will be carried at cost, plus or minus the Company's share of net earnings or losses of the investment, subject to certain other adjustments. The Company’s share of net earnings or losses of the investment is included in Income (loss) of associated companies, net of tax on the Company’s consolidated statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Due to the timing of receiving financial information from PCS-Mosaic, the Company records its share of net earnings or losses on a three month lag basis. For additional details, see Note 7 – "Investments."

2022 Divestiture of SLPE Business

On April 25, 2022, the Company completed the sale of its subsidiary, SL Power Electronics Corporation ("SLPE"), to AEI US Subsidiary LLC, a subsidiary of Advanced Energy Industries, Inc. for a sales price of $144,500, consisting entirely of cash. SLPE designed, manufactured, and marketed power conversion solutions for original equipment manufacturers in the medical, lighting, audio-visual, controls, and industrial sectors and comprised the Company’s Electrical Products business in the Diversified Industrial segment. SLPE recognized net sales of $19,408 and income before taxes of $72 for the nine months ended September 30, 2022.

4. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classifications of Loans receivable, including loans held for sale, held by WebBank as of September 30, 2023 and December 31, 2022 are as follows:

	Total				Current		Non-current
	September 30, 2023	%	December 31, 2022	%	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Loans held for sale	$776,060		$602,675		$776,060	$602,675	$—	$—

Commercial real estate loans	$1,563	—%	$987	—%	$—	$—	$1,563	$987
Commercial and industrial	1,051,804	87%	857,817	87%	614,488	472,934	437,316	384,883
Consumer loans	153,938	13%	123,204	13%	117,658	85,826	36,280	37,378
Total loans	1,207,305	100%	982,008	100%	732,146	558,760	475,159	423,248
Less:
Allowance for credit losses	(65,040)		(29,690)		(65,040)	(29,690)	—	—
Total loans receivable, net	$1,142,265		$952,318		667,106	529,070	475,159	423,248
Loans receivable, including loans held for sale (a)					$1,443,166	$1,131,745	$475,159	$423,248
(a)    The amortized cost of loans receivable, including loans held for sale, is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, was $1,949,294 and $1,548,035 as of September 30, 2023 and December 31, 2022, respectively.

Loans with an amortized cost of approximately $428,221 and $323,740 were pledged as collateral for potential borrowings as of September 30, 2023 and December 31, 2022, respectively. WebBank serviced $1,745 and $2,700 in loans for others as of September 30, 2023 and December 31, 2022, respectively.

WebBank sold loans classified as loans held for sale of $13,811,235 and $11,565,876 during the nine months ended September 30, 2023 and 2022, respectively. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of consumer and small business loans. Amounts added to loans held for sale during the same periods were $14,104,112 and $11,822,704, respectively.

WebBank's ACL increased $30,929, or 90.7%, during the three months ended September 30, 2023 and increased $35,350, or 119.1% during the nine months ended September 30, 2023. The increase in ACL primarily resulted from the deterioration in value of the collateral supporting one of WebBank's asset-based lending loans. The reserve for this loan was increased by $32,909 to $36,923, a reserve representing 100% of its outstanding principal balance. WebBank continues to monitor the impact of the current economic environment, including potential future negative impacts to its loan portfolio.

Changes in the ACL are summarized as follows:

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2022	$28	$18,493	$11,169	$29,690
Impact of adopting current expected credit loss accounting guidance (see Note 1)	1	1,144	3,597	4,742
Charge-offs	—	(3,493)	(2,539)	(6,032)
Recoveries	5	328	154	487
Provision	7	5,156	2,643	7,806
March 31, 2023	$41	$21,628	$15,024	$36,693
Charge-offs	—	(3,826)	(2,462)	(6,288)
Recoveries	54	366	82	502
(Benefit) Provision	(47)	4,815	(1,564)	3,204
June 30, 2023	$48	$22,983	$11,080	$34,111
Charge-offs	—	(4,569)	(1,864)	(6,433)
Recoveries	—	305	88	393
Provision	1	35,191	1,777	36,969
September 30, 2023	$49	$53,910	$11,081	$65,040

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2021	$23	$9,205	$4,697	$13,925
Charge-offs	—	(947)	(1,273)	(2,220)
Recoveries	7	415	407	829
(Benefit) Provision	(5)	648	639	1,282
March 31, 2022	$25	$9,321	$4,470	$13,816
Charge-offs	—	(1,005)	(884)	(1,889)
Recoveries	6	410	276	692
(Benefit) Provision	(6)	2,489	1,400	3,883
June 30, 2022	$25	$11,215	$5,262	$16,502
Charge-offs	—	(1,672)	(712)	(2,384)
Recoveries	7	396	263	666
(Benefit) Provision	(5)	3,511	3,087	6,593
September 30, 2022	$27	$13,450	$7,900	$21,377

The ACL and outstanding loan balances are summarized as follows:

September 30, 2023	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for credit losses:
Individually evaluated for impairment	$8	$37,820	$—	$37,828
Collectively evaluated for impairment	41	16,090	11,081	27,212
Total	$49	$53,910	$11,081	$65,040
Outstanding loan balances:
Individually evaluated for impairment	$8	$39,990	$—	$39,998
Collectively evaluated for impairment	1,555	1,011,814	153,938	1,167,307
Total	$1,563	$1,051,804	$153,938	$1,207,305

December 31, 2022	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$8	$825	$—	$833
Collectively evaluated for impairment	20	17,668	11,169	28,857
Total	$28	$18,493	$11,169	$29,690
Outstanding loan balances:
Individually evaluated for impairment	$8	$4,357	$—	$4,365
Collectively evaluated for impairment	979	853,460	123,204	977,643
Total	$987	$857,817	$123,204	$982,008

Nonaccrual and Past Due Loans

Commercial and industrial loans past due 90 days or more and still accruing interest were $9,760 and $11,260 at September 30, 2023 and December 31, 2022, respectively. Consumer loans past due 90 days or more and still accruing interest were $4,210 and $4,680 at September 30, 2023 and December 31, 2022, respectively. The Company had nonaccrual loans of $37,721 and $788 at September 30, 2023 and December 31, 2022, respectively.

Past due loans (accruing and nonaccruing) are summarized as follows:

September 30, 2023	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$1,563	$—	$—	$—	$1,563	$—	$—
Commercial and industrial	1,027,364	14,680	9,760	24,440	1,051,804	9,760	37,721
Consumer loans	145,008	4,720	4,210	8,930	153,938	4,210	—
Total loans	$1,173,935	$19,400	$13,970	$33,370	$1,207,305	$13,970	$37,721

December 31, 2022	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$987	$—	$—	$—	$987	$—	$—
Commercial and industrial	832,757	13,800	11,260	25,060	857,817	11,260	788
Consumer loans	115,054	3,470	4,680	8,150	123,204	4,680	—
Total loans	$948,798	$17,270	$15,940	$33,210	$982,008	$15,940	$788
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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

September 30, 2023	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$1,555	$—	$8	$—	$1,563
Commercial and industrial	645,027	366,787	—	3,067	36,923	1,051,804
Consumer loans	153,938	—	—	—	—	153,938
Total loans	$798,965	$368,342	$—	$3,075	$36,923	$1,207,305

December 31, 2022	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$979	$—	$8	$—	$987
Commercial and industrial	566,419	287,041	—	3,569	788	857,817
Consumer loans	123,204	—	—	—	—	123,204
Total loans	$689,623	$288,020	$—	$3,577	$788	$982,008

During the three and nine months ended September 30, 2023, WebBank did not issue new loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The existing loans were funded by the PPP Liquidity Facility, have terms of between two and five years, and their repayment is guaranteed by the SBA. Payments by borrowers on the loans can begin up to 16 months after the note date, and interest will continue to accrue during the 16-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. The PPP loans are included in Commercial and industrial loans in the table above. As of September 30, 2023, the total PPP loans and associated liabilities were $23,307 and $20,309, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of September 30, 2023. As of December 31, 2022, the total PPP loans and associated liabilities were $48,656 and $41,682, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of December 31, 2022. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan. WebBank has received forgiveness payments from the SBA and received payments from borrowers of $25,348 during the nine months ended September 30, 2023.

The Company was offering loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with the interagency statement issued by the federal banking agencies provides that loan modifications made in response to COVID-19 do not need to be accounted for as a troubled debt restructuring ("TDR"). Accordingly, the Company does not account for such loan modifications as TDRs. The Company's loan modifications allow for payment deferrals, payment reduction, and settlements amongst others. As of September 30, 2023, the Company had granted loan modifications on $1,128 of loans. The loan modification program is ongoing and additional loans continue to be granted modifications. The Company granted approximately 4,063 short–term deferments on loan balances of $1,128, which represent 0.09% of total loan balances as of September 30, 2023. These loan modifications are not classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms.

5. INVENTORIES, NET

A summary of Inventories, net is as follows:

	September 30, 2023	December 31, 2022
Finished products	$65,281	$57,487
In-process	37,590	39,300
Raw materials	74,894	79,008
Fine and fabricated precious metal in various stages of completion	37,692	39,104
	215,457	214,899
LIFO reserve	(611)	(815)
Total	$214,846	$214,084

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

The Company obtains certain precious metals under a fee consignment agreement. As of September 30, 2023 and December 31, 2022, the Company had approximately $27,942 and $29,381, respectively, of precious metals, principally silver, under consignment, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount recorded in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

	September 30, 2023	December 31, 2022
Supplemental inventory information:
Precious metals stated at LIFO cost	$3,347	$6,678
Precious metals stated under non-LIFO cost methods, primarily at fair value	$33,734	$31,611
Market price per ounce:
Silver	$22.31	$23.91
Gold	$1,856.26	$1,824.52
Platinum	$911.15	$1,073.91
Palladium	$1,256.05	$1,799.36

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A summary of the change in the carrying amount of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Financial Services	Supply Chain	Corporate and Other	Total
Balance as of December 31, 2022
Gross goodwill	$155,183	$67,143	$9,474	$—	$81	$231,881
Accumulated impairments	(41,278)	(64,790)	—	—	—	(106,068)
Net goodwill	113,905	2,353	9,474	—	81	125,813
Acquisition (a)	—	—	—	22,785	—	22,785
Currency translation adjustments	31	—	—	—	—	31
Balance as of September 30, 2023
Gross goodwill	155,214	67,143	9,474	22,785	81	254,697
Accumulated impairments	(41,278)	(64,790)	—	—	—	(106,068)
Net goodwill	$113,936	$2,353	$9,474	$22,785	$81	$148,629
(a)    Related to the Exchange Transaction with Steel Connect. See Note 3 - "Acquisitions and Divestitures"

A summary of Other intangible assets, net is as follows:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$216,506	$141,079	$75,427	$191,508	$132,246	$59,262
Trademarks, trade names and brand names	57,124	23,008	34,116	46,601	21,755	24,846
Developed technology, patents and patent applications	33,015	24,622	8,393	32,762	23,276	9,486
Other	16,656	16,246	410	16,657	15,468	1,189
Total	$323,301	$204,955	$118,346	$287,528	$192,745	$94,783

Trademarks with indefinite lives as of September 30, 2023 and December 31, 2022 were $22,174 and $11,680, respectively. Amortization expense related to intangible assets was $4,438 and $3,583 for the three months ended September 30, 2023 and 2022, respectively, and $12,211 and $11,576 for the nine months ended September 30, 2023 and 2022, respectively.

Based on gross carrying amounts at September 30, 2023, the Company's estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2023 through 2027 is presented in the table below.

	Year Ending December 31,
	2023	2024	2025	2026	2027
Estimated amortization expense	16,463	17,124	15,843	13,849	13,064

7. INVESTMENTS

The following table summarizes the Company's long-term investments as of September 30, 2023 and December 31, 2022.

	Ownership %		Long-Term Investments Balance
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Aerojet Rocketdyne Holdings, Inc. (a)	—%	4.5%	—	$201,278
STCN convertible notes (b)			—	14,521
STCN preferred stock (b)			—	35,000
STCN common stock (b)		30.0%	—	26,000
PCS-Mosaic (c)	58.3%	59.0%	19,186	23,323
Other long-term investments (d)			20,187	9,575
Total			$39,373	$309,697

a)During the three months ended September 30, 2023, Steel Connect disposed of all its interest in Aerojet common Stock which it received in the Exchange Transaction for net proceeds of $207,799. See Note 3 - "Acquisitions and Divestitures".
b)Balance included the Company's investment in STCN as of December 31, 2022. The Company's ownership of Steel Connect increased to 85.0% on May 1, 2023, as discussed in Note 3 - "Acquisitions and Divestitures" and, as of May 1, 2023, STCN is consolidated by the Company. The STCN convertible notes are outstanding as of September 30, 2023 and are eliminated in consolidation.
c)Represents the Company's investment in PCS-Mosaic as described in Note 3 - "Acquisitions and Divestitures".

d)The balance consists of multiple common stock investments of public and non-public companies and available for sale securities.

The loss (income) of associated companies, net of taxes, for the three and nine months ended September 30, 2023 and 2022, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
STCN convertible notes	$—	$151	$389	$1,106
STCN preferred stock	—	(716)	—	(96)
STCN common stock	—	(323)	8,415	485
PCS-Mosaic	3,140	272	3,140	272
Total	$3,140	$(616)	$11,944	$1,767

For the three months ended September 30, 2023, we recorded a non-cash impairment charge of approximately $3,140, net of taxes, related to other-than-temporary impairment (“OTTI”) recognized on our equity method investment in PCS-Mosaic. During the quarter ended September 30, 2023, the Company performed an interim impairment test of PCS-Mosaic due to the loss of a significant customer contract by a business that PCS-Mosaic is invested in. The Company calculated the fair value of PCS-Mosaic using a discounted cash flow model. After the evaluation, the Company determined the investment in PCS-Mosaic to be other than temporarily impaired and adjusted its carrying value to its fair value.

The amounts of unrealized losses (gains) for the three and nine months ended September 30, 2023 and 2022 that relate to equity securities still held as of September 30, 2023 and 2022, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (gains) losses recognized during the period on equity securities	$(8,665)	$(3,641)	$(6,151)	$22,570
Less: Net (gains) recognized during the period on equity securities sold during the period	(10,394)	—	(6,690)	—
Unrealized losses (gains) recognized during the period on equity securities still held at the end of the period	$1,729	$(3,641)	$539	$22,570

Equity Method Investments

As of September 30, 2023, the Company's investments in associated companies includes PCS-Mosaic, which is accounted for under the equity method of accounting. PCS-Mosaic is a private investment fund primarily invested in specialized software development and training services. PCS-Mosaic is carried at cost, plus or minus the Company’s share of net earnings or losses of the investment. Associated companies are included in the Corporate and Other segment.

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

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$326,843	$2,187	$329,030	$326,843

Contractual maturities within:
One year to five years				320,081
Five years to ten years				3,138
After ten years				3,624
Total				$326,843

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$176,719	$146	$176,865	$176,719

Contractual maturities within:
One year to five years				169,783
Five years to ten years				5,281
After ten years				1,655
Total				$176,719

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

8. DEBT

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	September 30, 2023	December 31, 2022
Short term debt:
Foreign	$195	$685
Short-term debt	195	685
Long-term debt:
Credit Agreement	186,050	178,650
Other debt - domestic	939	989
Subtotal	186,989	179,639
Less: portion due within one year	67	67
Long-term debt	186,922	179,572
Total debt	$187,184	$180,324

Long-term debt as of September 30, 2023 matures in each of the next five years as follows:

	Total	2023	2024	2025	2026	2027	Thereafter
Long-term debt	$186,989	$17	$67	$67	$186,117	$721	$—

As of September 30, 2023, the Company's senior credit agreement, as amended and restated ("Credit Agreement") covers substantially all of the Company's subsidiaries, with the exception of WebBank and Steel Connect, and provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the "Revolving Credit Loans"), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a foreign currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The Credit Agreement permits, under certain circumstances, to increase the aggregate principal amount of revolving credit commitments under the Credit Agreement by $300,000 plus additional amounts so long as the Leverage Ratio would not exceed 3.50:1. Borrowings bear interest, at annual rates of either Base Rate, SOFR Rate or Term RFR, at the borrowers’ option, plus an applicable margin, as set forth in the Credit Agreement. As of September 30, 2023, the Credit Agreement also provides for a commitment fee of 0.150% to be paid on unused borrowings.

The Credit Agreement contains financial covenants, including: (i) a Leverage Ratio not to exceed 4.25 to 1.00 for quarterly periods as of the end of each fiscal quarter; provided, however, that notwithstanding the foregoing, following a Material Acquisition, Borrowers shall not permit the Leverage Ratio, calculated as of the end of each of the four (4) fiscal quarters immediately following such Material Acquisition (which, for the avoidance of doubt, shall commence with the fiscal quarter in which such Material Acquisition is consummated), to exceed 4.50 to 1.00 and (ii) an Interest Coverage Ratio, calculated as of the end of each fiscal quarter, not less than 3.00 to 1.00. The Credit Agreement also contains standard representations, warranties and covenants for a transaction of this nature, including, among other things, covenants relating to: (i) financial reporting and notification; (ii) payment of obligations; (iii) compliance with law; (iv) maintenance of insurance; and (v) maintenance of properties. As of September 30, 2023, the Company was in compliance with all financial covenants under the Credit Agreement. The Company believes it will remain in compliance with the Credit Agreements covenants for the next twelve months. The Credit Agreement will expire on December 29, 2026.

The weighted average interest rate on the Credit Agreement was 6.64% at September 30, 2023. As of September 30, 2023, letters of credit totaling $10,448 had been issued under the Credit Agreement. The primary use of the Company's letters of credit are to support the performance and financial obligations for environmental matters, insurance programs and real estate leases. The Credit Agreement permits the Company to borrow for the dividends on its preferred units, pension contributions, investments, acquisitions and other general corporate expenses. Based on financial results as of September 30, 2023, the Company's total availability under the Credit Agreement, which is based upon Consolidated Adjusted EBITDA and certain covenants as described in the Credit Agreement, was approximately $403,500 as of September 30, 2023.

Steel Connect Revolving Credit Facility

Steel Connect's wholly-owned subsidiary, ModusLink Corporation ("ModusLink"), has a revolving credit agreement (the "Umpqua Revolver") with Umpqua Bank which provides for a maximum credit commitment of $12,500 and a sub-limit of $5,000 for letters of credit and expires on March 31, 2025. As of September 30, 2023, ModusLink was in compliance with the Umpqua Revolver's covenants and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months. As of September 30, 2023, ModusLink had available borrowing capacity of $11,890 and there was $610 outstanding for letters of credit.

9. FINANCIAL INSTRUMENTS

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 14 - "Fair Value Measurements"). As of September 30, 2023, outstanding derivatives mature within three to five years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial Services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Precious Metal and Commodity Inventories

As of September 30, 2023, the Company had the following outstanding forward contracts with settlement dates through October 2023. There were no futures contracts outstanding as of September 30, 2023.

Commodity	Amount (in whole units)	Notional Value
Silver	74,539 ounces	$1,707
Gold	27 ounces	$47
Palladium	926 ounces	$1,147
Platinum	60 ounces	$54
Copper	298,000 pounds	$1,090
Tin	18 metric tons	$453

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets are as follows:

	Fair Value of Derivative Assets (Liabilities)
	September 30, 2023		December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as ASC 815 hedges
Commodity contracts	Prepaid expenses and other current assets	$22	Accrued liabilities	$(70)
Derivatives not designated as ASC 815 hedges
Commodity contracts	Prepaid expenses and other current assets	12	Accrued liabilities	$(177)
Economic interests in loans	Other non-current assets	$5,098	Other non-current assets	$5,728

The effects of fair value hedge accounting on the consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 are not material. The effects of derivatives not designated as ASC 815 hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 are as follows:

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Amount of Gain Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Commodity contracts	Other income, net	33	$(859)	790	$(411)
Economic interests in loans	Financial Services revenue	1,415	1,591	3,763	3,973
Total		$1,448	$732	$4,553	$3,562

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

As of September 30, 2023 and December 31, 2022, WebBank's undisbursed loan commitments totaled $411,151 and $606,537, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest cost	$4,538	$2,381	$13,614	$7,145
Expected return on plan assets	(4,467)	(6,336)	(13,401)	(19,007)
Amortization of actuarial loss	2,882	2,128	8,647	6,384
Total net pension expense (income)	$2,953	$(1,827)	$8,860	$(5,478)

Net pension expense (income) is included in Selling, general and administrative expenses in the consolidated statements of operations. During the nine months ended September 30, 2023, the Company contributed $13,627 to its pension plans. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events. The Company does not expect to make any additional contributions during the fourth quarter of 2023.

11. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of September 30, 2023, the Company had 21,304,915 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

The Board of Directors of SPH GP, the general partner of SPLP (the "Board of SPH GP") has approved the repurchase of up to an aggregate of 8,770,240 of the Company's common units (the "Repurchase Program"), which is inclusive of 1,000,000 common units approved in May 2023. The Repurchase Program, which was announced on December 7, 2016, supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. The Company repurchased 111,118 and 454,616 common units for an aggregate purchase price of $4,891 and $19,728 for the three and nine months ended September 30, 2023, respectively. From the inception of the Repurchase Program the Company has purchased 7,800,608 common units for an aggregate price of approximately $164,086. As of September 30, 2023, there remained 969,632 common units that may yet be purchased under the Repurchase Program.

Incentive Award Plan

The Company's 2018 Incentive Award Plan (the "2018 Plan") provides equity-based compensation through the grant of options to purchase the Company's limited partnership units, unit appreciation rights, restricted units, phantom units, substitute awards, performance awards, other unit-based awards, and includes, as appropriate, any tandem distribution equivalent rights granted with respect to an award (collectively, "LP Units"). On May 18, 2020, the Company's unitholders approved the Amended and Restated 2018 Incentive Award Plan, which increased the number of LP Units issuable under the 2018 Plan by 500,000 to a total of 1,000,000 LP Units. On June 9, 2021, the Company's unitholders approved the Second Amended and Restated 2018 Incentive Award Plan ("Second A&R 2018 Plan"), which increased the number of LP Units issuable under the 2018 Plan by 1,000,000 to a total of 2,000,000 LP Units. The Company granted 17,000 restricted units under the Second A&R 2018 Plan during the nine months ended September 30, 2023. Such LP Units were valued based upon the market value of the Company's LP Units on the date of grant, and collectively represent approximately $417 of unearned compensation that will be recognized as expense ratably over the vesting period of the units. The grants have cliff vesting periods that range from six months to two years from the date of grant.

Preferred Units

The Company's 6.0% Series A preferred units, no par value (the "SPLP Preferred Units") entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared cash distributions of approximately $2,408 and $7,225 to preferred unitholders for both the three and nine months ended September 30, 2023 and 2022, respectively. The SPLP Preferred Units have a term of nine years, ending February 2026, and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as non-current liabilities, including accrued interest expense, on the Company's consolidated balance sheet as of September 30, 2023 and December 31, 2022 because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as liabilities, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of operations. As of September 30, 2023 and December 31, 2022, there were 6,422,128 SPLP Preferred Units outstanding.

On November 8, 2023, the Board of SPH GP declared a regular quarterly cash distribution of $0.375 per unit, payable December 15, 2023, to unitholders of record as of December 1, 2023, on its SPLP Preferred Units.

Accumulated Other Comprehensive Loss

Changes, net of tax, where applicable, in AOCI are as follows:

	Unrealized loss on available-for-sale debt securities	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2022	$(92)	$(17,113)	$(134,669)	$(151,874)
Net other comprehensive income attributable to common unitholders	—	1,093	—	1,093
Balance at March 31, 2023	(92)	(16,020)	(134,669)	(150,781)
Net other comprehensive loss attributable to common unitholders	—	(175)	—	(175)
Balance at June 30, 2023	$(92)	$(16,195)	$(134,669)	$(150,956)
Net other comprehensive loss attributable to common unitholders	—	(1,991)	36	(1,955)
Balance at September 30, 2023	$(92)	$(18,186)	$(134,633)	$(152,911)

	Unrealized loss on available-for-sale securities	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2021	$(92)	$(13,961)	$(117,750)	$(131,803)
Net other comprehensive loss attributable to common unitholders	—	(459)	—	(459)
Balance at March 31, 2022	(92)	(14,420)	(117,750)	(132,262)
Net other comprehensive loss attributable to common unitholders	—	(2,194)	—	(2,194)
Balance at June 30, 2022	$(92)	$(16,614)	$(117,750)	$(134,456)
Net other comprehensive loss attributable to common unitholders	—	(2,178)	—	(2,178)
Balance at September 30, 2022	$(92)	$(18,792)	$(117,750)	$(136,634)

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

If September 30, 2023 was the annual measurement date, then approximately 154,078 Incentive Units would vest and be issued as Class C common units based upon the volume weighted-average price of the Company's common units for 20 trading days prior to September 30, 2023. However, pursuant to the terms to the Incentive Unit Agreement, vesting of the Incentive Units only occurs based on the value of the Company’s common units at the annual measurement date on December 31, and therefore, more, fewer or no Incentive Units may vest for 2023.

12. INCOME TAXES

The Company recorded an income tax benefit of $981 for the three months ended September 30, 2023 and an income tax provision of $9,211 for the same period in 2022. The Company recorded an income tax benefit of $1,707 for the nine months ended September 30, 2023 and an income tax provision of $56,256 for the same period in 2022. The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include partnership losses for which no tax benefit is recognized, tax expense related to unrealized gains and losses on investment, changes in deferred tax valuation allowances, deferred tax movements resulting from the acquisition of Steel Connect and other permanent differences. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of certain deferred tax assets will not be realized in future periods.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law which generally includes implementation of a new 15% corporate alternative minimum tax, a one percent excise tax on share repurchases, and tax incentives for energy and climate initiatives. These provisions are effective beginning January 1, 2023. The corporate alternative minimum tax and excise tax provisions of the IRA do not apply to the Company as it is a partnership for tax purposes and none of its subsidiaries are covered corporations. The Company will consider the IRA’s tax incentive provisions as applicable in evaluating current and future initiatives, but does not currently anticipate a significant impact from these new rules.

13. NET INCOME PER COMMON UNIT

The following data was used in computing net income per common unit shown in the Company's consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$27,887	$36,428	$111,305	$133,082
Net (income) loss attributable to noncontrolling interests in consolidated entities	(2,315)	(111)	(1,737)	(122)
Net income attributable to common unitholders	25,572	36,317	109,568	132,960
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a)	3,083	3,083	9,228	9,228
Net income attributable to common unitholders – assuming dilution	$28,655	$39,400	$118,796	$142,188
Net income per common unit – basic
Net income attributable to common unitholders	$1.20	$1.57	$5.10	$5.85
Net income per common unit – diluted
Net income attributable to common unitholders	$1.14	$1.45	$4.68	$5.26
Denominator for net income per common unit – basic	21,298,871	23,147,644	21,495,689	22,737,902
Effect of dilutive securities:
Incentive Units	154,078	191,080	153,063	220,240
Unvested restricted common units	24,341	104,396	19,340	156,494
SPLP Preferred Units	3,603,920	3,802,650	3,692,232	3,923,915
Denominator for net income per common unit – diluted	25,081,210	27,245,770	25,360,324	27,038,551
(a)    Assumes the SPLP Preferred Units were redeemed in common units as described in Note 11 - "Capital and Accumulated Other Comprehensive Loss."

14. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of September 30, 2023 and December 31, 2022 are summarized by type of inputs applicable to the fair value measurements as follows:

September 30, 2023	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	$16,136	$546	$3,505	$20,187
Precious metal and commodity inventories recorded at fair value	35,620	—	—	35,620
Economic interests in loans (b)	—	—	5,098	5,098
Commodity contracts on precious metal and commodity inventories	—	34	—	34
Warrants (c)	—	—	3,564	3,564
Total	$51,756	$580	$12,167	$64,503

Liabilities:
Other precious metal liabilities	$29,167	$—	$—	$29,167
Total	$29,167	$—	$—	$29,167

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	$234,039	$—	$52,336	$286,375
Precious metal and commodity inventories recorded at fair value	32,896	—	—	32,896
Economic interests in loans (b)	—	—	5,728	5,728
Warrants (c)	—	—	3,564	3,564
Total	$266,935	$—	$61,628	$328,563

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$247	$—	$247
Other precious metal liabilities	30,115	—	—	30,115
Total	$30,115	$247	$—	$30,362
(a)    For additional details of the long-term investments, see Note 7 – "Investments." The investment in PCS-Mosaic of $19,186 and $23,323 as of September 30, 2023 and December 31, 2022, respectively, is not included in the fair value leveling tables as it is valued at cost.
(b)    For additional details of the economic interests in loans, see Note 9 – "Financial Instruments".
(c)     Included within Other non-current assets in the consolidated balance sheets.

There were no transfers of securities among the various measurement input levels during the three and nine months ended September 30, 2023 or 2022.

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

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long Term Investments (a)	Economic Interests in Loans (b)	Warrants (b)	Total
Balance as of December 31, 2022	$52,336	$5,728	$3,564	$61,628
Purchases	589	—	—	589
Sales, cash collections, and eliminations	(49,521)	(4,393)	—	(53,914)
Realized gains	(5)	3,763	—	3,758
Unrealized gains	106	—	—	106
Unrealized losses	—	—	—	—
Balance as of September 30, 2023	$3,505	$5,098	$3,564	$12,167

Balance as of December 31, 2021	$50,085	$6,483	$6,929	$63,497
Purchases	999	—	—	999
Sales, cash collections, and eliminations	—	(4,721)	(2,150)	(6,871)
Realized gains	—	3,973	(1,215)	2,758
Unrealized losses	(1,007)	—	—	(1,007)
Balance as of September 30, 2022	$50,077	$5,735	$3,564	$59,376
(a)    Unrealized gains and losses are recorded in (Income) loss of associated companies, net of taxes in the consolidated statements of operations.
(b)    Realized and unrealized gains and losses are recorded in Realized and unrealized (gains) losses on securities, net or Financial services revenue in the consolidated statements of operations.

Long-Term Investments - Valuation Techniques

The Company estimated the value of its investment in the STCN Note as of December 31, 2022 using a Binomial Lattice Model. Key inputs in the valuation included the trading price and volatility of STCN's common stock, the risk-free rate of return, as well as the dividend rate, conversion price, and maturity date. The fair value of the Company’s investment in STCN preferred stock as of December 31, 2022 was its par value because the Company has the right to redeem and the issuer has the right to convert the instrument at the redemption value. The Company's investments in the STCN Note and STCN preferred stock were remeasured as of the date of the Exchange Transaction. The Company's investment in Steel Connect as of September 30, 2023 was eliminated as the Company's ownership of Steel Connect increased to 85.0% on May 1, 2023, as discussed in Note 3 - "Acquisitions and Divestitures".

Marketable Securities and Other - Valuation Techniques

The Company determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities.

The Company uses the net asset value included in quarterly statements it receives in arrears from a venture capital fund to determine the fair value of such fund and determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities. The fair value of the derivatives held by WebBank (see Note 9 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flow analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 9.36% to 35.20%, a constant default rate of 1.72% to 21.91% and a discount rate of 1.82% to 25.60%.

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

The legal proceedings and environmental investigations are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs, and for future investigations and remedial actions. In some cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues liabilities associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of September 30, 2023, on a consolidated basis, the Company recorded liabilities of $13,444 and $24,736 in Accrued liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet. As of December 31, 2022, on a consolidated basis, the Company recorded liabilities of $12,692 and $24,765 in Accrued Liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below.

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

The Company's subsidiary, SL Industries, Inc. ("SLI"), may incur environmental costs in the future as a result of the past activities of its former subsidiary, SL Surface Technologies, Inc. ("SurfTech"), in Pennsauken, New Jersey ("Pennsauken Site") and in Camden, New Jersey and at its former subsidiary, SGL Printed Circuits in Wayne, New Jersey. At the Pennsauken Site, SLI entered into a consent decree with both the U.S. Department of Justice and the U.S. Environmental Protection Agency ("EPA") in 2013 and has since completed the remediation required by the consent decree and has paid the EPA a fixed sum for its past oversight costs. Separate from the consent decree, in December 2012, the NJDEP made a settlement demand of $1,800 for past and future cleanup and removal costs and natural resource damages ("NRD"). To avoid the time and expense of litigating the matter, SLI offered to pay approximately $300 to fully resolve the claim presented by the State. SLI's settlement offer was rejected. On December 6, 2018, the State filed a complaint against SLI related to the Pennsauken Site. The State is seeking treble damages and attorneys' fees, NRD for loss of use of groundwater, as well as a request that SLI pay all cleanup and removal costs that the State has incurred and will incur at the Pennsauken Site. On August 21, 2019, SLI submitted a $1,070 settlement offer, which was not accepted. The parties have substantially completed the fact and expert discovery, including the exchange of competing expert reports. The Company has a reserve of $2,582, which is the amount of SLI's last settlement offer. SLI intends to assert all legal and procedural defenses available to it. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

SLI reported soil contamination and groundwater contamination in 2003 from the SurfTech site located in Camden, New Jersey. Substantial investigation and remediation work has been completed under the direction of the licensed site remediation professional for the site. Additional investigations related to PFAS compounds have been initiated and have delayed remediation actions. Remediation actions, including soil excavation and groundwater bioremediation, are expected to start in the first half of 2024. Post-remediation groundwater monitoring will be conducted following completion of soil excavation. A reserve of $3,000 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

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

Litigation Matters

Reith v. Lichtenstein, et al. On April 13, 2018, a purported shareholder of STCN, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-0277 (Del. Ch.) (the "Reith litigation") in the Chancery Court. The plaintiff sought to assert class action and derivative claims against the Company and several of its affiliated companies, together with certain of members STCN's board of directors, as well as other named defendants (collectively, the "defendants") in connection with the acquisition of $35,000 of STCN's Series C Preferred Stock by an affiliate of the Company and equity grants made to three individual defendants. The complaint includes claims for breach of fiduciary duty against all the individual defendants as STCN directors; claims for aiding and abetting breach of fiduciary duty against the Company; a claim for breach of fiduciary duty as controlling stockholder against the Company; and a derivative claim for unjust enrichment against the Company and the three individuals who received equity grants. The complaint demands damages in an unspecified amount for STCN and its stockholders, together with rescission, disgorgement and other equitable relief. The defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the Chancery Court denied most of defendants' the motion to dismiss, allowing the matter to proceed. The defendants and plaintiff (the "parties") subsequently participated in document discovery. On August 13, 2021, the parties, entered into a memorandum of understanding (the "MOU") in connection with the settlement of the Reith litigation. Pursuant to the MOU, the defendants agreed (subject to court approval) to cause their directors' and officers' liability insurance carriers to pay to STCN $2,750 in cash. The Company's insurance carrier agreed to pay $1,100 of the settlement and STCN's insurance carrier agreed to pay the remaining $1,650. Following the parties' entry into a Stipulation and Agreement of Compromise, Settlement, and Release (the "Proposed Settlement Agreement") on February 18, 2022, on March 17, 2022, the Chancery Court granted, with modifications, a scheduling order (the "Scheduling Order") in connection with the Proposed Settlement Agreement. Pursuant to the Scheduling Order, during April 2022 the insurers completed the wiring of the settlement payments into an account jointly controlled by counsel for plaintiff and STCN, where the funds are to remain until final court approval of the settlement. In addition, pursuant to the terms of the MOU, certain of the individual defendants who are also current and former employees of the Company—Warren Lichtenstein (Executive Chairman), Jack Howard (President), and William Fejes (former Chief Operating Officer)—entered into separate letter agreements (the "Surrender Agreements") with STCN whereby they each agreed to surrender to STCN an aggregate 3,300,000 shares which they had initially received in December 2017 in consideration for services to STCN. Pursuant to the MOU and the Surrender Agreements, on August 17, 2021, Mr. Lichtenstein surrendered 2,133,333 Steel Connect shares (1,833,333 vested shares and 300,000 unvested shares), and Mr. Howard surrendered 1,066,667 Steel Connect shares (916,667 vested shares and 150,000 unvested shares). Also pursuant to the MOU and the Surrender Agreements, Mr. Fejes surrendered 100,000 vested shares in December 2021. After the parties filed papers in support of court approval of the settlement, and an objector filed papers in opposition to approval of the settlement, and after hearings held on August 12 and August 18, 2022, and after the parties and insurers agreed to modify the proposed settlement to increase by $250 the cash to be paid by the insurers, the court ruled on September 23, 2022 that it was denying approval of the settlement. The funds previously paid into escrow were returned to the insurance carriers. In connection with rejection of the settlement, it was no longer probable the Company had a liability for the proposed settlement liability nor receivable for the related insurance coverage and therefore both amounts were no longer accrued. On September 12, 2023, the court approved a stipulated pretrial and trial schedule culminating in a trial scheduled for September 2024. The possible liability, if any, with respect to this dispute cannot be determined as of this date.

On September 1, 2023, a purported stockholder of STCN, Mohammad Ladjevardian, filed a verified complaint alleging a single direct claim for breach of fiduciary duty against members of STCN's Board of Directors, the Company, Steel Excel, Inc., and WebFinancial Corporation in connection with the Exchange Transaction. The complaint alleges that although the challenged transaction was approved by the independent Strategic Planning Committee of STCN's Board of Directors, the committee failed to obtain a "control premium" or to consider the dilutive effect that the Series E Convertible Preferred Stock issuance had on the plaintiff's holdings. Remedies requested include rescission of the Series E Convertible Preferred Stock and a judicially imposed requirement that all future transactions involving the Company and its affiliates be subject to minority stockholder approval. On September 27, 2023, the entity defendants moved to dismiss the complaint. On October 5, 2023, the individual defendants moved to dismiss the complaint. The possible liability, if any, with respect to this dispute cannot be determined as of this date.

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through September 30, 2023. In many cases these claims involved more than 100 defendants. There remained approximately 55 pending asbestos claims as of September 30, 2023. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of both September 30, 2023 and December 31, 2022, BNS Sub has accrued $1,389 and $1,418 respectively, relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

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

16. RELATED PARTY TRANSACTIONS

The receivables from related parties and payables to related parties are included in Prepaid expenses and other current assets and Other current liabilities, respectively, on the Company's consolidated balance sheets. The components of receivables from related parties and payables to related parties for the years ended September 30, 2023 and December 31, 2022 are presented below:

	September 30, 2023	December 31, 2022
Receivable from related parties:
Receivable from associated companies - STCN	$—	$967
Receivable from other related parties	236	(5)
Total	$236	$962
Payables to related parties:
Accrued management fees	$449	$299
Payables to other related parties	1,287	2,582
Total	$1,736	$2,881

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $3,249 and $2,709 for the three months ended September 30, 2023 and 2022, respectively, and $9,319 and $7,646 for the nine months ended September 30, 2023 and 2022, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Unpaid amounts for management fees included in Other current liabilities on the Company's consolidated balance sheet were $449 and $299 as of September 30, 2023 and December 31, 2022, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: travel, legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement, the substantial majority of which was for business-related air travel, were approximately $1,203 and $1,274 for the three months ended September 30, 2023 and 2022, respectively, and $3,582 and $3,265 for the nine months ended September 30, 2023 and 2022, respectively. Unpaid amounts for reimbursable expenses were approximately $1,140 and $2,427 as of September 30, 2023 and December 31, 2022, respectively, and are included in Other current liabilities on the Company's consolidated balance sheets.

Corporate Services

The Company's subsidiary, Steel Services Ltd ("Steel Services"), through management services agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, which are eliminated in consolidation, Steel Services has management services agreements with other companies considered to be related parties, including J. Howard Inc. and Steel Partners, Ltd. and affiliates. In total, Steel Services currently charges approximately $1,787 annually to these companies. Upon closing of the Exchange Transaction on May 1, 2023, STCN became a consolidated subsidiary of the Company as described in Note 3 - "Acquisitions and Divestitures". Service fees charged to STCN after May 1, 2023 are eliminated in consolidation. All amounts billed under these service agreements are classified as a reduction of Selling, general and administrative expenses.

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

Other

At September 30, 2023 and December 31, 2022, several related parties and consolidated subsidiaries had deposits totaling $110 and $1,112 at WebBank, respectively. Approximately $27 and $31 of these deposits, including interest which was not significant, have been eliminated in consolidation as of September 30, 2023 and December 31, 2022, respectively.

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

Steel Services has management services agreements with its consolidated subsidiaries and other related companies as further discussed in Note 16 - "Related Party Transactions." Steel Services charged the Diversified Industrial, Energy, Financial Services, and Supply Chain segments approximately $13,184, $2,344, $497 and $617, respectively, for the three months ended September 30, 2023 and charged the Diversified Industrial, Energy, and Financial Services segments approximately $11,087, $1,784 and $459, respectively, for the three months ended September 30, 2022. Steel Services charged the Diversified Industrial, Energy, Financial Services, and Supply Chain segments approximately $39,552, $7,033, $1490, and $1,028, respectively, for the nine months ended September 30, 2023 and charged the Diversified Industrial, Energy, and Financial Services segments approximately $33,987, $5,352, and $1,377, respectively, for the nine months ended September 30, 2022. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

Segment information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Diversified Industrial	$299,098	$312,200	$918,570	$986,113
Energy	46,742	51,409	145,220	136,750
Financial Services	106,405	62,064	304,570	149,963
Supply Chain	40,009	—	70,190	—
Total revenue	$492,254	$425,673	$1,438,550	$1,272,826
Income (loss) before interest expense and income taxes:
Diversified Industrial	$14,756	$27,500	$61,015	$183,534
Energy	5,968	6,383	15,239	14,012
Financial Services	(2,588)	17,135	48,246	44,771
Supply Chain	4,011	—	5,846	—
Corporate and Other	8,874	(269)	(4,814)	(38,527)
Income before interest expense and income taxes	31,021	50,749	125,532	203,790
Interest expense	4,115	5,110	15,934	14,452
Income tax (benefit) provision	(981)	9,211	(1,707)	56,256
Net income	$27,887	$36,428	$111,305	$133,082
Loss (income) of associated companies, net of taxes:
Corporate and Other	$3,140	$(616)	$11,944	$1,767
Total	$3,140	$(616)	$11,944	$1,767
Segment depreciation and amortization:
Diversified Industrial	10,257	9,875	30,333	31,628
Energy	2,740	2,536	7,732	7,700
Financial Services	205	131	630	392
Supply Chain	1,324	—	2,234	—
Corporate and Other	167	159	504	492
Total depreciation and amortization	$14,693	$12,701	$41,433	$40,212

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023
Total Capital
(to risk-weighted assets)	$344,053	14.60%	$189,064	8.00%	$248,146	10.50%	$236,330	10.00%
Tier 1 Capital
(to risk-weighted assets)	$314,081	13.30%	$141,798	6.00%	$200,880	8.50%	$189,064	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$314,081	13.30%	$106,348	4.50%	$165,431	7.00%	$153,614	6.50%
Tier 1 Capital
(to average assets)	$314,081	12.80%	$98,055	4.00%	n/a	n/a	$122,568	5.00%

As of December 31, 2022
Total Capital
(to risk-weighted assets)	$306,618	15.00%	$163,952	8.00%	$215,187	10.50%	$204,940	10.00%
Tier 1 Capital
(to risk-weighted assets)	$280,951	13.70%	$122,964	6.00%	$174,199	8.50%	$163,952	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$280,951	13.70%	$92,223	4.50%	$143,458	7.00%	$133,211	6.50%
Tier 1 Capital
(to average assets)	$280,951	14.70%	$76,300	4.00%	n/a	n/a	$95,375	5.00%

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

19. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for the nine months ended September 30, 2023 and 2022 is presented in the following table:

	Nine Months Ended September 30,
	2023	2022
Cash paid during the period for:
Interest	$59,125	$18,959
Taxes	$30,135	$22,026

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

Forward-looking statements are only predictions based upon the Company's current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by the statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include: disruptions to the Company’s business as a result of economic downturns; the negative impact of inflation, raw material price increases and supply chain disruptions; the significant volatility of crude oil and commodity prices, including from the ongoing Russia-Ukraine war or the disruptions caused by the ongoing conflict between Israel and Hamas; the effects of rising interest rates; the Company’s subsidiaries’ sponsor defined pension plans, which could subject the Company to future cash flow requirements; the ability to comply with legal and regulatory requirements, including environmental, health and safety laws and regulations, banking regulations and other extensive requirements to which the Company and its businesses are subject; risks associated with the Company’s wholly-owned subsidiary, WebBank, as a result of its Federal Deposit Insurance Corporation ("FDIC") status, highly-regulated lending programs, and capital requirements; the ability to meet obligations under the Company's senior credit facility through future cash flows or financings; the risk of recent events affecting the financial services industry, including the closures or other failures of several large banks; the risk of management diversion, increased costs and expenses, and impact on profitability in connection with the Company's business strategy to make acquisitions, including in connection with the Company’s recent majority investment in the Supply Chain segment; the impact of losses in the Company's investment portfolio; the Company’s ability to protect its intellectual property rights and obtain or retain licenses to use others' intellectual property on which the Company relies; the Company’s exposure to risks inherent to conducting business outside of the U.S.; the impact of any changes in U.S. trade policies; the adverse impact of litigation or compliance failures on the Company's profitability; a significant disruption in, or breach in security of, the Company’s technology systems or protection of personal data; the loss of any significant customer contracts; the Company’s ability to maintain effective internal control over financial reporting; the rights of unitholders with respect to voting and maintaining actions against the Company or its affiliates; potential conflicts of interest arising from certain interlocking relationships amount us and affiliates of the Company’s Executive Chairman; the Company’s dependence on the Manager and impact of the management fee on the Company’s total partners’ capital; the impact to the development of an active market for the Company’s units due to transfer restrictions and other factors; the Company’s tax treatment and its subsidiaries’ ability to fully utilize their tax benefits; the potential negative impact on our operations of changes in tax rates, laws or regulations, including U.S. government tax reform; the loss of essential employees; and other factors described in the "Risk Factors" in Part I, Item 1A of the Form 10-K that could affect the Company's results. Any forward-looking statement made in this Form 10-Q speaks only as of the date hereof, and investors should not rely upon forward-looking statements as predictions of future events. Except as otherwise required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

During the three and nine months ended September 30, 2023, WebBank did not issue new loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The existing loans were funded by the PPP Liquidity Facility and have terms of between two and five years with repayment guaranteed by the SBA. Payments by borrowers up to sixteen months after the note date, and interest will continue to accrue during the sixteen-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. As of September 30, 2023, the total PPP loans and associated liabilities are $23,307 and $20,309, respectively, and included in Long-term loans receivable, net and Other borrowings, respectively, in the consolidated balance sheet as of September 30, 2023. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan.

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

Significant Developments

PCS-Mosaic Impairment

For the three months ended September 30, 2023, we recorded a non-cash impairment charge of approximately $3,140, net of taxes, related to other-than-temporary impairment (“OTTI”) recognized on our equity method investment in PCS-Mosaic. During the quarter ended September 30, 2023, the Company performed an interim impairment test of PCS-Mosaic due to the loss of a significant customer contract by a business that PCS-Mosaic is invested in. The Company calculated the fair value of PCS-Mosaic using a discounted cash flow model. After the evaluation, the Company determined the investment in PCS-Mosaic to be other than temporarily impaired and adjusted its carrying value to its fair value.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$492,254	$425,673	$1,438,550	$1,272,826
Cost of goods sold	283,285	273,657	833,977	830,640
Selling, general and administrative expenses	124,934	93,634	376,252	280,599
Asset impairment charges	—	2,449	329	2,884
Interest expense	4,115	5,110	15,934	14,452
Realized and unrealized (gains) looses on securities, net	(8,665)	(3,641)	(6,151)	22,570
Gain from sale of business	—	(295)	—	(85,480)
All other expense, net *	58,539	9,736	96,667	16,056
Total costs and expenses	462,208	380,650	1,317,008	1,081,721
Income from operations before income taxes and equity method investments	30,046	45,023	121,542	191,105
Income tax (benefit) provision	(981)	9,211	(1,707)	56,256
Loss (income) of associated companies, net of taxes	3,140	(616)	11,944	1,767
Net income	$27,887	$36,428	$111,305	$133,082
* includes finance interest, provision for loan losses, and other expense from the consolidated statements of operations

Revenue

Revenue for the three months ended September 30, 2023 increased $66,581, or 15.6%, as compared to the same period last year, as a result of higher revenue from Financial Services and favorable impact from the recently added Supply Chain segment, partially offset by lower sales from the Diversified Industrial segment and lower revenue from the Energy segment.

Revenue for the nine months ended September 30, 2023 increased $165,724, or 13.0%, as compared to the same period last year, as a result of higher revenue from both Financial Services and Energy segments, as well as favorable impact of the recently added Supply Chain segment, partially offset by lower sales from the Diversified Industrial segment including the impact from the divestiture of the SLPE business in April 2022.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2023 increased $9,628, or 3.5%, as compared to the same period last year, resulting from the recently added Supply Chain segment, partially offset by lower sales from the Diversified Industrial segment, primarily from its Building Materials business unit and lower revenue volume from the Energy segment.

Cost of goods sold for the nine months ended September 30, 2023 increased $3,337, or 0.4%, as compared to the same period last year, resulting from the recently added Supply Chain segment and higher revenue from the Energy segment, partially offset by lower sales discussed above from the Diversified Industrial segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2023 increased $31,300, or 33.4%, as compared to the same period last year. The increase was primarily due to higher expenses from the Financial Services segment of $17,800 and Diversified Industrial segment of $4,800, and impact of the recently added Supply Chain segment of $7,100,. The increase for the Financial Services segment was primarily due to higher credit performance fees due to higher credit risk transfer ("CRT") balances and higher personnel expenses related to incremental headcount. The higher expenses from the Diversified Industrial segment was primarily driven by higher personnel costs.

SG&A for the nine months ended September 30, 2023 increased $95,653, or 34.1%, as compared to the same period last year. The increase was primarily driven by higher SG&A expenses from the Financial Services segment of $68,800 as discussed above and Diversified Industrial segment of approximately $18,700, primarily due to higher personnel costs for the nine months ended September 30, 2023, despite the impact of the divestiture of SLPE business of $5,000, as well as the recently added Supply Chain segment of $15,900 as mentioned above, partially offset by lower Corporate SG&A expenses of $8,400 due primarily to lower legal fees as compared to the last year period.

Asset Impairment Charges

An impairment charge of $329 was recognized during the nine months ended September 30, 2023, related to a piece of unused equipment in the Building Materials business unit from the Diversified Industrial segment. The Company recorded asset impairment charges of $2,449 and $2,884 for the three and nine months ended September 30, 2022, respectively, primarily related to the implementation costs of an ERP project associated with the Kasco business unit from the Diversified Industrial segment.

Interest Expense

Interest expenses decreased $995, or 19.5% and increased $1,482 or 10.3% for the three and nine months ended September 30, 2023, respectively, as compared to the same periods last year. The decrease for the three month period was primarily driven by lower average debt level, partially offset by higher average interest rates. The increase for the nine month period was primarily due to higher average interest rates, partially offset by lower average debt level.

Gain from Sale of Business

The Company recognized a pre-tax gain of $85,480 during the nine months ended September 30, 2022, related to the divestiture of the SLPE business from the Diversified Industrial segment.

Realized and Unrealized (Gains) Losses on Securities, Net

The Company recorded gains of $8,665 for the three months ended September 30, 2023, as compared to gains of $3,641 in the same period of 2022. The Company recorded gains of $6,151 for the nine months ended September 30, 2023, as compared to losses of $22,570 in the same period of 2022. These gains and losses were due to unrealized gains and losses related to the mark-to-market adjustments on the Company's portfolio of securities.
All Other Expense, Net

All other expense, net totaled $58,539 for the three months ended September 30, 2023, as compared to $9,736 in the same period of 2022 and $96,667 for the nine months ended September 30, 2023, as compared to $16,056 in the same period of 2022. The incremental all other expense, net for the three and nine months ended September 30, 2023 was primarily due to higher provisions for credit losses of $30,376 and $36,221 and finance interest expense of $17,601 and $46,888 related to the Financial Service segment, as compared to the same periods of 2022, respectively.

Income Tax (Benefit) Provision

The Company recorded an income tax benefit of $981 for the three months ended September 30, 2023 and an income tax provision of $9,211 for the same period in 2022. The Company recorded an income tax benefit of $1,707 for the nine months ended September 30, 2023 and an income tax provision of $56,256 for the same period in 2022. The Company's effective tax rate was (1.4)% and 29.4% for the nine months ended September 30, 2023 and 2022, respectively. The lower effective tax rate for the nine months ended September 30, 2023 is primarily due to the change in U.S. income tax expense related to unrealized gains and losses on investments and the deferred tax movements resulting from the addition of Steel Connect. As a limited partnership, the Company is generally not responsible for federal and state income taxes, and its profits and losses are passed directly to its limited partners for inclusion in their respective income tax returns. Provisions have been made for federal, state, local or foreign income taxes on the results of operations generated by our consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include partnership losses for which no tax benefit is recognized, tax expense related to unrealized gains and losses on investment, state taxes, changes in deferred tax valuation allowances, deferred tax movements resulting from the addition of Steel Connect in an exchange transaction and other permanent differences.

Loss (Income) of Associated Companies, Net of Taxes

The Company recorded losses from associated companies, net of taxes, of $3,140 and $11,944 for the three and nine months ended September 30, 2023, respectively, as compared to income from associated companies, net of taxes, of $616 and loss from associated companies, net of taxes, of $1,767 for the three and nine months ended September 30, 2022, respectively. The net of tax loss for the three month ended September 30, 2023 was a non-cash impairment charge related to an other-than-temporary impairment for PCS-Mosaic.

For the details of each of these investments and the related mark-to-market adjustments, see Note 7 - "Investments" to the Company's consolidated financial statements found elsewhere in this Form 10-Q.

Segment Analysis

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Diversified Industrial	$299,098	$312,200	$918,570	$986,113
Energy	46,742	51,409	145,220	136,750
Financial Services	106,405	62,064	304,570	149,963
Supply Chain	40,009	—	70,190	—
Total revenue	$492,254	$425,673	$1,438,550	$1,272,826
Income (loss) from operations before interest expense and income taxes:
Diversified Industrial	$14,756	$27,500	$61,015	$183,534
Energy	5,968	6,383	15,239	14,012
Financial Services	(2,588)	17,135	48,246	44,771
Supply Chain	4,011	—	5,846	—
Corporate and other	8,874	(269)	(4,814)	(38,527)
Income from operations before interest expense and income taxes	31,021	50,749	125,532	203,790
Interest expense	4,115	5,110	15,934	14,452
Income tax (benefit) provision	(981)	9,211	(1,707)	56,256
Net income	$27,887	$36,428	$111,305	$133,082
Loss (income) of associated companies, net of taxes:
Corporate and other	$3,140	$(616)	$11,944	$1,767
Total	$3,140	$(616)	$11,944	$1,767
Segment depreciation and amortization:
Diversified Industrial	10,257	9,875	30,333	31,628
Energy	2,740	2,536	7,732	7,700
Financial Services	205	131	630	392
Supply Chain	1,324	—	2,234	—
Corporate and other	167	159	504	492
Total depreciation and amortization	14,693	12,701	41,433	40,212

Diversified Industrial

Net sales for the three months ended September 30, 2023 decreased $13,102, or 4.2%, as compared to the same period of 2022 primarily driven by lower sales for the Building Materials business unit. The decrease of $12,500 for the Building Materials business unit was primarily driven by lower sales volume from its roofing products, partially offset by higher volume from its FastenMaster products.

Net sales for the nine months ended September 30, 2023 decreased $67,543, or 6.8%, as compared to the same period of 2022. The decrease was primarily due to $67,800 lower sales volume for the Building Materials business unit primarily due to lower demand for its roofing products.

Segment operating income for the three months ended September 30, 2023 decreased $12,744, as compared to the same period of 2022. Lower operating income for the 2023 period was primarily driven by lower sales volume impact as discussed above.

Segment operating income for the nine months ended September 30, 2023 decreased $122,519, as compared to the same period of 2022. Lower operating income for the 2023 period was primarily due to a pre-tax gain of $85,480 related to the divestiture of the SLPE business in the 2022 period, lower sales performance as mentioned above, as well as higher personnel costs during the 2023 period.

Energy

Net revenue for the three months ended September 30, 2023 decreased $4,667, or 9.1%, as compared to the same period of 2022. The decrease in net revenue was primarily due to lower rig hours, partially offset by favorable pricing.

Net revenue for the nine months ended September 30, 2023 increased $8,470, or 6.2% as compared to the same periods of 2022, respectively. The increase in net revenue was primarily due to favorable pricing and higher rig hours driven by strong energy sector.

Segment operating income for the three months ended September 30, 2023 decreased $415, as compared to the same period of 2022 primarily driven by lower revenue mentioned above during the 2023 period.

Segment operating income for the nine months ended September 30, 2023 increased $1,227, as compared to the same periods of 2022, respectively, primarily driven by stronger revenue mentioned above, partially offset by higher material and labor costs during the 2023 period.

Financial Services

Revenue for the three months ended September 30, 2023 increased $44,341, or 71.4%, as compared to the same period of 2022. The increase was primarily due to an increase in interest income and fees from higher asset based lending, credit risk transfer, held for sale balances, and interest rates, as compared to the three months ended September 30, 2022.

Revenue for the nine months ended September 30, 2023 increased $154,607, or 103.1%, as compared to the same period of 2022. The increase was primarily due to an increase in interest income and fees from higher asset based lending, credit risk transfer, held for sale balances, and interest rates, as well as higher non-interest income driven by increased volume as compared to the nine months ended September 30, 2022.

Segment operating loss for the three months ended September 30, 2023 was $2,588, as compared to income of $17,135 for the same period of 2022. The decrease of operating profit was due primarily to increased provisions for credit losses, SG&A cost, and finance interest expense, partially offset by higher revenue mentioned above for the three months ended September 30, 2023 as compared to the same period last year. The higher provision for loan losses primarily resulted from the deterioration in value of the collateral supporting one of WebBank's asset-based lending loans. The reserve for this loan was increased by $32,909 to $36,923, a reserve representing 100% of its outstanding principal balance. The higher SG&A cost was driven by higher credit performance fees due to higher CRT balances as well as higher personnel expense related an increase in employees. The higher finance interest expense was due to an increase in deposits and higher interest rates.

Segment operating income for the nine months ended September 30, 2023 increased $3,475, as compared to the same periods of 2022. The increase was primarily due to higher revenue as discussed above, partially offset by higher SG&A costs, finance interest expense, and provision for loan losses for the nine months ended September 30, 2023 as compared to the same period last year. The higher SG&A cost was driven by higher credit performance fees due to higher CRT balances as well as higher personnel expense related to an increase in employees. The higher finance interest expense was due to an increase in deposits and higher interest rates. The higher provision for loan losses primarily resulted from the deterioration in value of the collateral supporting one of WebBank's asset-based lending loans. The reserve for this loan was increased by $36,883 to $36,923, a reserve representing 100% of its outstanding principal balance.

Supply Chain

The Company added the Supply Chain segment on May 1, 2023 with revenue of $40,009 and $70,190 and operating income of $4,011 and $5,846 for the three and nine months ended September 30, 2023, respectively.

During the three months ended September 30, 2023, Steel Connect disposed of all its interest in Aerojet common
Stock which it received in the Exchange Transaction for net proceeds of $207,799.

Corporate and Other

Operating income was $8,874 for the three months ended September 30, 2023, as compared to operating loss of $269 for the same period of last year. Operating loss for the nine months ended September 30, 2023 were $4,814, as compared to $38,527 for the same period last year. The fluctuations were primarily due to changes in investment results from long-term investments. Operating loss from the nine months ended September 30, 2022 were also driven by higher legal fees.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows from operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$11,675	$(58,524)
Net cash used in investing activities	(168,692)	(85,649)
Net cash provided by financing activities	486,419	181,923
Net change for the period	$329,402	$37,750

Cash Flows from Operating Activities

During the nine months ended September 30, 2023, the Company generated $11,675 of cash, which was primarily due to operating income of $111,305 and adjustments to operating income, including provision of credit losses of $47,979 and depreciation and amortization of $41,433, partially offset by changes in operating assets and liabilities of $185,870. During the nine months ended September 30, 2022, the Company used $58,524 of cash, which was primarily due to changes in operating assets and liabilities of $203,166, partially offset by operating income of $133,082.
Cash Flows from Investing Activities

During the nine months ended September 30, 2023, the Company used $168,692 of cash, which was primarily due to loan originations, net of collections, of $242,667 and purchases of investments of $204,611, partially offset by proceeds from sales of investments of $207,893 and an increase in cash on consolidation due to the transfer and exchange agreement with Steel Connect. During the nine months ended September 30, 2022, the Company used $85,649 of cash, which was primarily due to purchases of investments of $284,884, acquisitions, net of cash acquired, of $35,298, loan originations, net of collections, of $34,845 and purchases of property, plant and equipment of $30,188, partially offset by proceeds from maturities of investments of $155,899 and the net proceeds from sales of businesses of $142,426.
Cash Flows from Financing Activities

During the nine months ended September 30, 2023, the Company generated $486,419 of cash, which was primarily due to an increase in deposits of $531,006, partially offset by repayments of PPP borrowings of $21,277 and share repurchases of $19,727. During the nine months ended September 30, 2022, the Company generated $181,923 of cash, which was primarily due to an increase in deposits of $606,626, partially offset by repayments of PPP borrowings of $273,569, net revolver repayments of $93,359 and share repurchases of $41,319.

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

The Company's senior credit facility, as amended and restated, (the "Credit Agreement") consists of a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the "Revolving Credit Loans"), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank and Steel Connect. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, each as defined in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial covenants as of September 30, 2023. The Company believes it will remain in compliance with the Credit Agreement's covenants for the next twelve months. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire on December 29, 2026, and all outstanding amounts will be due and payable.

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

As of September 30, 2023, the Company's working capital was $410,043, as compared to working capital of $156,085 as of December 31, 2022. The Company's total availability under the Credit Agreement was approximately $403,500 as of September 30, 2023. During the nine-month period ended September 30, 2023, capital expenditures were $36,667, as compared to $30,188 for the same period of 2022. The Company currently expects full-year capital expenditures in the range of $52,000 to $57,000 in 2023, as compared to $47,541 in 2022. The Company and its subsidiaries have ongoing commitments, which include funding of the minimum requirements of its subsidiaries' pension plans. During the nine months ended September 30, 2023, the Company contributed $13,627 to its pension plans. The Company does not expect to make any additional contributions during the fourth quarter of 2023. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $205,850 and $174,257 in cash and cash equivalents, time deposits placed at other institutions and federal funds sold as of September 30, 2023 and December 31, 2022, respectively. WebBank had $50,000 and $55,000 in lines of credit from its correspondent banks as of September 30, 2023 and December 31, 2022, respectively. WebBank had $362,494 and $285,584 available from the Federal Reserve discount window as of September 30, 2023 and December 31, 2022, respectively. Therefore, WebBank had a total of $618,344 and $514,841 in cash, lines of credit and access to the Federal Reserve Bank discount window as of September 30, 2023 and December 31, 2022, respectively, which represents approximately 24.7% and 26.9%, respectively, of WebBank's total assets, excluding PPP loans.

Steel Connect's wholly-owned subsidiary, ModusLink, has a revolving credit agreement (the "Umpqua Revolver") with Umpqua Bank which provides for a maximum credit commitment of $12,500 and a sub-limit of $5,000 for letters of credit and expires on March 31, 2025. As of September 30, 2023, ModusLink was in compliance with the Umpqua Revolver's covenants, and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months. As of September 30, 2023, ModusLink had available borrowing capacity of $11,890 and there was $610 outstanding for letters of credit.

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

The Company assesses goodwill for impairment as of December 1 of each year, and also if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result of rising interest rates and in connection with our annual forecasting procedures performed during the third quarter of 2023, management determined that the projected future cash flows of our Electrical Products reporting unit indicated that the fair value of such reporting unit may be below carrying amount. Accordingly, we performed an interim assessment of the Electrical Products reporting unit’s fair value as of September 30, 2023 (the “Interim Assessment”). The Interim Assessment was based on a combination of income and market approaches to estimate the fair value of the Electrical Products reporting unit, which indicated that the fair values of the reporting unit exceeded its carrying value. Significant assumptions used in the discounted cash flow analysis included expected future earnings and cash flows, which are based on management's current expectations, as well as the related risk-adjusted discount rate used to estimate fair value. There were no goodwill impairment charges recorded as a result of this assessment. It is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets are impaired. At September 30, 2023, the goodwill related to the Electrical Products reporting unit is at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for Electrical Products' services, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods. As of September 30, 2023 and December 31, 2022, the Electrical Products reporting unit had goodwill of $46,485 and $46,445, respectively. As of September 30, 2023 the Electrical Products reporting unit's fair value exceeded its net book value by 12%.

The Company accounts for its equity method investment in PCS-Mosaic at cost, adjusted for the Company's share of the investee's earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investment for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our evaluation of impairment of equity method investments when conditions exist that could indicate that the fair value of the investment is less than book value includes key inputs that involve significant management judgments and estimates, including projections of the investment's cash flows, selection of a discount rate and probability weighted scenarios assigned to discounted future cash flows. Based upon this analysis, the Company recognized an other-than-temporary impairment charge of $3,140, net of taxes, which is recorded in Loss (income) of associated companies, net of taxes in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023. It is possible that future developments could impact the fair value and could result in the recognition of additional impairment charges.

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

There were no material changes to the critical accounting policies during the nine months ended September 30, 2023, as compared to those disclosed in the Company's 2022 Annual Report, except for the updates to the Allowance for Credit Losses policy described in Note 1 - "Nature of Business and Basis of Presentation". In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk, as compared to the quantitative and qualitative disclosures about market risk described in the 2022 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its Principal Executive and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In conducting our evaluation of disclosure controls and procedures as of September 30, 2023, we have elected to exclude the internal control over financial reporting of Steel Connect (in which our ownership increased to 85.0% and which we consolidate, in each case, as of May 1, 2023, as discussed in Note 3 - "Acquisitions and Divestitures") from our evaluation, as permitted under the SEC’s published guidance. As of and for the quarter ended September 30, 2023, Steel Connect represented 10.3% of our consolidated total assets and 8.1% of our consolidated revenue.

Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

The Company is in the process of integrating Steel Connect’s historical internal controls over financial reporting with the rest of the Company, and during such time, may make appropriate changes to the internal control over financial reporting of Steel Connect. Other than the foregoing, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Customer demand is generally dependent on our customers’ views of future demand for oil and gas and future oil and gas prices, as well as our customers’ ability to access capital. Since the first quarter of 2020, crude oil prices, as well as supply and demand for oil and natural gas, have fluctuated significantly as a result of national and international economic and political conditions, such as the conflict between Ukraine and Russia. In particular, the announcement of price reductions and production increases by members of the Organization of the Petroleum Exporting Countries and its broader partners, including Russia and their allies (“OPEC+”) in March 2020 resulted in reduced a sharp decline in oil commodity prices. In October 2022, due to uncertainty in the global economy and oil market outlook, OPEC+ announced it would decrease oil production by 2 million barrels a day, the largest cut since the COVID-19 pandemic began. As a result, the market and our businesses currently continue to experience demand loss, as well as volatility in oil prices, which have recently risen significantly after remaining depressed due to an oil oversupply and lack of available storage capacity. Additionally, oil prices are particularly sensitive to actual and perceived threats to global political stability, including conflicts in oil and gas producing regions, and changes in production from OPEC+ member states. Demand for our services and products may be sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. For instance, continuing tensions and instability resulting from the Russia-Ukraine war and the Israel-Hamas war (as well as the risk of a larger regional conflict) have increased and could continue to increase volatility in global oil and gas prices, which may adversely affect our profitability of our Diversified Industrial and Energy segments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

The Board of SPH GP, has approved the repurchase of up to an aggregate of 8,770,240 of the Company's common units ("Repurchase Program"), which is inclusive of 1,000,000 common units approved in May 2023. The Repurchase Program was announced on December 7, 2016 and supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs, as discussed in further detail in Note 11 - "Capital and Accumulated Other Comprehensive Loss." Any purchases made under the Repurchase Program will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. In the three months ended September 30, 2023, the Company repurchased 111,118 common units for $4,891. Since inception of the Repurchase Program the Company had purchased 7,800,608 common units for an aggregate price of approximately $164,086. As of September 30, 2023, there were approximately 969,632 common units that may yet be purchased under the Repurchase Program.

The following table provides information about our repurchases of common units during the three months ended September 30, 2023. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 through July 31, 2023	53,600	$44.02	53,600	1,027,150
August 1, 2023 through August 31, 2023	—	$—	—	1,027,150
September 1, 2023 through September 30, 2023	57,518	$44.02	57,518	969,632
Total	111,118		111,118

Item 6. Exhibits

Exhibit No.	Description

10.1*	Offer Letter Between Steel Services Ltd. and Ryan O’Herrin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2023).

31.1+	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101.INS+	Inline XBRL Instance Document.

101.SCH+	Inline XBRL Taxonomy Extension Schema.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).

* Management contract or compensatory plan or arrangement.
+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 9, 2023	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.,
Its General Partner

		By:	/s/ Ryan O'Herrin
Ryan O'Herrin
Chief Financial Officer and Authorized Signatory
(Principal Financial Officer)