Form 10-K
period 2023-12-31
STEEL PARTNERS HOLDINGS L.P.
filed 2024-03-08
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of our common units held by non-affiliates of registrant as of June 30, 2023 totaled approximately $248.1 million based on the then-closing unit price.

On March 1, 2024, there were 20,719,101 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for the 2024 Annual Meeting of Limited Partners are incorporated by reference into Part III of this annual report on Form 10-K.

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
•negative impact of inflation and supply chain disruptions;
•significant volatility in prices of, and declines in demand for, crude oil;
•fluctuations in commodity prices;
•the negative impact of rising interest rates;
•the potential need for cash funding requirements due to our subsidiaries’ sponsorship of defined benefit pension plans;
•our ability to comply with environmental, health and safety laws and regulations;
•increased costs and reduced demand for our services as a result of climate change legislation or regulations;
•our ability to comply with banking and other extensive regulations to which our businesses are subject;
•impacts to our liquidity or financial condition as a result of WebBank's legislative and regulatory requirements;
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

•WebBank’s exposure to risks related to loans received under the Paycheck Protection Program (“PPP”), including litigation or the possibility that the Small Business Administration ("SBA") may not fund some or all PPP loan guaranties;
•credit and interest rate risks in connection with WebBank's lending activities;
•our businesses have been, and may in the future be, adversely affected by conditions in the financial services industry;
•Steel Connect is a public company which may increase our costs and divert management’s attention;
•our subsidiaries’ ability to maintain its relationships and business with customers without long-term contracts;
•our ability to effectively remediate the identified material weaknesses in our internal control over financial reporting;
•adverse impacts of public health developments on our business, results of operations, financial condition and cash flows;
•conflict in Ukraine and related volatility; and
•loss of essential employees without timely replacement or substitution.

Risks Related to Our Structure

•the limited recourse that our unitholders have with respect to maintaining actions against our General Partner, our Board, our officers and our Manager (each as defined under Part I, Item 1, "Business");
•limited voting rights of some unitholders under certain provisions of our Partnership Agreement (as defined under Part I, Item 1, "Business");
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
•potential adverse impacts from the limited liability and indemnification of our Manager under our Management Agreement; and
•limitations on our General Partners' fiduciary duties.

Risks Related to our Common and Preferred Units

•declines in the prices of our common or preferred units;
•our ability to maintain an active market for our common or preferred units as a result of transfer restrictions and other factors; and
•the liquidation and distribution preferences of our preferred units.

Risks Related to Taxation

•our common unitholders' U.S. federal, state and other income tax obligations with respect to their share of our taxable income, regardless of whether they receive any cash distributions from us;
•our unitholders' potential exposure to Internal Revenue Service (the "IRS") initiated tax adjustments for prior years on their personal tax returns;
•negative impacts to our future results of operations as a result of U.S. government tax reform;
•our inability to assure our tax treatment;
•our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available;
•adverse tax consequences that our tax-exempt investors may face from our owning common units;
•our subsidiaries' ability to fully utilize their tax benefits, which could result in increased cash payments for taxes in future periods; and
•other factors described in the "Risk Factors" in Part I, Item 1A of this Report.

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

Item 1. Business

The Company

Steel Partners Holding L.P. (together with its subsidiaries, referred to herein as "SPLP") is a Delaware limited partnership formed in 2008 and is a diversified global holding company that owns and operates businesses and has significant interests in various companies, including diversified industrial products, energy, banking, defense, supply chain management and logistics and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services and Supply Chain. Each of our companies has its own management team with significant experience in their industries. Corporate and Other consists of several consolidated subsidiaries, including, Steel Services Ltd. ("Steel Services"), which, through management services agreements, provides services to us and some of our companies, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources and other similar services. We work with our businesses to increase corporate value over the long term for all stakeholders by implementing our unique strategy discussed in more detail below.

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

Tubing - The Tubing business manufactures a wide variety of stainless and low carbon steel tubing products. The Tubing business manufactures some of the world's longest continuous seamless stainless steel tubing coils, serving primarily the petrochemical and oil and gas infrastructure markets. We believe that the Tubing business is also a leading manufacturer of mechanical and fluid-carrying welded low carbon tubing used for diverse industries, including the automotive, heavy truck, heating, cooling and oil and gas markets.

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

Supply Chain Segment

The Supply Chain segment consists primarily of the operations of Steel Connect, Inc.'s ("Steel Connect" or "STCN") wholly-owned subsidiary, ModusLink Corporation ("ModusLink" or "Supply Chain"), which is an end-to-end global supply chain solutions and e-commerce provider serving clients in markets such as consumer electronics, communications, computing, medical devices, software and retail. ModusLink designs and executes critical elements in its clients' global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of industry expertise, innovative service solutions, and integrated operations, proven business processes, an expansive global footprint and world-class technology. ModusLink has an integrated network of strategically located facilities in various countries, including numerous sites throughout North America, Europe and Asia.

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

Sources and Availability of Raw Materials

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

Human Capital

Employees

As of December 31, 2023, the Company employed approximately 5,100 employees worldwide.

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

The market for the supply chain management service offerings provided by ModusLink is highly competitive. As a provider with service offerings covering a range of supply chain operations and activities across the globe, ModusLink competes with different companies depending on the type of service it is providing or the geographic area in which an activity is taking place. ModusLink faces competition from Electronics Manufacturing Services/Contract Manufacturers (EMS/CM), third party logistics (3PL) providers, Supply Chain Management (SCM) companies and regional specialty companies. For certain digital commerce services, ModusLink's competition includes global outsource providers, software as a service (SaaS) providers, technology providers and computer software providers offering content and document management solutions. As a provider of an outsourcing solution, ModusLink's competition also includes current and prospective clients, who evaluate ModusLink's capabilities in light of their own capabilities and cost structures.

Governmental Regulation

As a public company with many subsidiaries based in the United States and abroad, we are subject to many U.S. federal, state, local and foreign laws and regulations. These requirements, which differ among jurisdictions, include, but are not limited to, those related to environmental protection and management, labor, employment, worker health and safety, import and export, customs and tariffs, cybersecurity, intellectual property, privacy and protection of user data. In addition, WebBank is subject to regulatory capital requirements administered by the FDIC and legal requirements in connection with the consumer and business lending programs that it originates.

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

Item 1A. Risk Factors

Our businesses are subject to a number of risks. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this Report, before you decide whether to purchase our common or preferred units. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common and preferred units could decline, and you may lose all or part of your investment. In addition, we own approximately 85.1% of Steel Connect, which is also a publicly listed company and files periodic reports with the SEC. You should carefully consider the risk factors described in Steel Connect’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q which are filed with the SEC and are available at www.sec.gov.

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

In addition, revenues in our Supply Chain segment are dependent on customer traffic and demand for supply chain management services. Our customers' willingness to undertake activities in our business segments depends largely upon prevailing industry conditions that are influenced by many factors over which we have no control. In our Supply Chain segment, our supply chain management services are tied to the demand of our customers' goods. If demand for our customers' products declines, our customers may experience a decline in volumes, which may impact our financial results. As a result, our business may begin to slow before overall market slowdowns, at the point of customer uncertainty, and may recover later than overall market recoveries, as our customers may continue to feel uncertain about future market conditions. If uncertainty around macroeconomic conditions increase, such as due to recessionary conditions, unexpected interest rate fluctuations or inflationary pressures, our future growth prospects, business and results of operations could be materially adversely affected.

Our Financial Services segment could be impacted by tightening of the credit markets and other general economic declines that could result in a decrease in lending and demand for consumer loans. We may also experience a slowdown in our other segments if some customers experience difficulty in obtaining adequate financing due to tightness in the credit markets. In the short term, our customers could react to negative market conditions, and may seek to renegotiate their contracts with us or to cancel their contracts with us even if cancellation involves their paying a cancellation fee. Continued market deterioration could also jeopardize the ability to perform certain counterparty obligations, including those of our insurers, customers and financial institutions. Although we assess the creditworthiness of our counterparties, prolonged business decline or disruptions as a result of economic downturns or lower oil and gas prices could lead to changes in a counterparty’s financial stability, liquidity and increase our exposure to credit risk, bad debts or non-performance by our suppliers. Our assets may also be impaired or subject to write-down or write-off as a result of these conditions. There could also be adverse impacts to several of our businesses due to overall negative economic conditions, changes in gross domestic product growth, financial and credit market fluctuations or the unavailability of credit, or geopolitical challenges, including global security concerns and the ongoing conflicts between Russia and Ukraine and the Middle East. These adverse effects would likely be exacerbated if global economic conditions worsen, resulting in wide-ranging, adverse and prolonged effects on general business conditions, which could materially and adversely affect our operations, financial results and liquidity.

Inflation and supply chain disruptions have, and may continue to negatively impact our business and results of operations.

Inflation could continue to increase our costs of labor and other costs related to our business, which could have an adverse impact on our business, financial position, results of operations and cash flows. Current and future inflationary effects may be driven by, among other things, supply chain disruptions, governmental stimulus or fiscal policies, and geopolitical instability, including the ongoing conflict between Ukraine and Russia or the Middle East. We have generally been able to offset increases in these costs through various cost reduction initiatives, as well as adjusting our selling prices to pass some of these higher costs to our customers. Our ability to raise or maintain our selling prices depends on market conditions and certain competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs.

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

Customer demand is generally dependent on our customers’ views of future demand for oil and gas and future oil and gas prices, as well as our customers’ ability to access capital. Since the first quarter of 2020, crude oil prices, as well as supply and demand for oil and natural gas, have fluctuated significantly as a result of national and international economic and political conditions, such as the conflict between Ukraine and Russia. In particular, the announcement of price reductions and production increases by members of the Organization of the Petroleum Exporting Countries and its broader partners, including Russia and their allies (“OPEC+”) in March 2020 resulted in reduced a sharp decline in oil commodity prices. In October 2022, due to uncertainty in the global economy and oil market outlook, OPEC+ announced it would decrease oil production by 2 million barrels a day, the largest cut since the COVID-19 pandemic began. As a result, the market and our businesses currently continue to experience demand loss, as well as volatility in oil prices, which have recently risen significantly after remaining depressed due to an oil oversupply and lack of available storage capacity. Additionally, oil prices are particularly sensitive to actual and perceived threats to global political stability, including conflicts in oil and gas producing regions, and changes in production from OPEC+ member states. Demand for our services and products may be sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. For instance, continuing tensions and instability resulting from the Russian invasion of Ukraine, and conflicts in the Middle East, have increased and could continue to increase volatility in global oil and gas prices, which may adversely affect our profitability of our Diversified Industrial and Energy segments.

In addition, the market prices and demand for oil and natural gas are impacted by governmental regulations and the level of oil and natural gas production in the United States and non-OPEC+ countries, as well as the oil and gas industry’s view of future oil and gas prices, which generally determine the level of capital spending for the exploration, development and production of crude oil and natural gas reserves. These and other changes in the oil and natural gas industry have had, and are likely to continue to have for the foreseeable future, a significant adverse impact on our financial condition, results of operations and cash flows. A significant industry downturn, sustained market uncertainty, or increased availability of economical alternative energy sources could result in a reduction in demand for our products and services, which could adversely affect our business, financial condition, results of operations, cash flows and prospects. Due to numerous uncertainties surrounding the resolutions by OPEC+ with respect to oil production discussions, we cannot predict when oil prices, inventory and demand will improve or stabilize.

Our results of operations are affected by fluctuations in commodity prices.

The cost of raw materials is a key element in the cost of our products. In the normal course of business, our operations, particularly those of our Diversified Industrial segment, require the purchase and use of commodities used as raw materials, such as precious metals, steel products and certain non-ferrous metals. The availability of, and prices for, these raw materials expose our businesses to market risk and volatility as a result of, among other factors: worldwide economic conditions; speculative actions; world supply and demand balances; inventory levels; availability of substitute metals; the U.S. dollar exchange rate; production costs of U.S. and foreign competitors; and anticipated or perceived shortages. In particular, in recent years we have experienced significant fluctuations in precious metal prices, including gold and silver, which has impacted our ability to find suitable sources for use in our manufacturing and maintain adequate inventory levels. Increases in the costs of these commodities and the costs of energy, transportation and other necessary services may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies such as in manufacturing and distribution. Price increases have had and could continue to have an adverse effect on our results of operations and operating margins. Disruptions to the supply chain resulting from shortages of raw materials and components have had and could continue to have an adverse effect on our ability to meet commitments to customers.

We seek multiple sources of supply for each of our major raw materials in order to avoid significant dependence on any one or a few suppliers. However, the supply of such materials have been and are likely to continue to be disrupted by higher commodity prices, which increase our costs of production and can result in tighter supplies. Moreover, to the extent customers delay or decrease purchases of our products as a result of raw material cost increases or we are otherwise unable to pass cost increases on to our customers, our results of operations and financial condition could be materially adversely effected. In addition, raw material price fluctuations impact the value of our commodity inventories, in particular, our precious metal inventory. Adjustments to our inventory carrying values could have a negative impact on our profitability and cash flows. Additionally, commodity prices may also fall rapidly from time to time. If commodity prices significantly decline for a sustained period of time, the net realizable value of our existing inventories could be reduced or we could be required to take impairment charges on our inventories, which could adversely affect our results of operations.

Rising interest rates may negatively impact our investments and have an adverse effect on our business, financial condition, results of operations and cash flows.

Changes in interest rates could have an adverse impact on our business by increasing the cost of borrowing, affecting our interest costs (including with respect to our senior credit agreement, which is comprised primarily of variable rate options), and our ability to make new investments on favorable terms or at all. The Federal Reserve Board significantly increased the federal funds rate in 2022 and 2023 and may in the future continue to raise increase rates. Such rate increases have a corresponding impact to our costs of borrowing and may have an adverse impact on our ability to raise funds through the offering of our securities or through the issuance of debt due to higher debt capital costs, diminished credit availability, and less favorable equity markets. Any significant additional federal fund rate increases may have a material adverse effect on our business, results of operations, and financial condition. More generally, interest rate fluctuations and changes in credit spreads on floating rate loans may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our securities. In addition, an increase in interest rates may make it difficult or impossible to make payments on outstanding indebtedness. Any increase in interest rates could have a negative effect on our net interest costs and investments, which could negatively impact our operating results, financial condition and cash flows.

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

In addition to EHS legal and regulatory requirements, growing stakeholder engagement with respect to sustainability matters could cause our subsidiaries to alter their manufacturing processes or business operations, which could require them to incur substantial expense. Any failure to comply with stakeholder requests, in particular, the ability to meet customer requirements or sustainability targets, could adversely impact the demand of our businesses’ products and subject us and our subsidiaries to significant costs and liabilities and reputational risks, any of which could adversely affect our business, financial condition and results of operations. For more information on regulations relating to greenhouse gases (“GHG”) emissions, see “The risks associated with climate change, including our ability to comply with legislation or regulations restricting emissions of greenhouse gases, could result in increased costs and reduced demand for our services in our Energy segment.”

The risks associated with climate change, including our ability to comply with legislation or regulations restricting emissions of greenhouse gases, could result in increased costs and reduced demand for our services in our Energy segment.

Increased public concern and governmental action may result in more international, U.S. federal, regional, state and local requirements to monitor, limit, restrict and/or eliminate emissions of GHG. In addition, companies and their stakeholders, including shareholders and non-governmental organizations, are seeking ways to reduce GHG emissions through private ordering. Any such regulation of GHG emissions, or climate impacts generally, could adversely affect our Energy business’s operations, as well as the operations of its customers, as a result of their links to the production and processing of fossil fuels and GHG emissions. Although we are not a fossil fuel producer, our Energy segment directly services companies involved in the production and processing of fossil fuels.

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

We and our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the federal, state and local levels, including laws related to anti-corruption, privacy matters, banking, health and safety, import laws and export control and economic sanctions, and the sale of products and services to government entities. In addition, the consumer and business lending programs offered by WebBank are subject to extensive legal requirements at the federal and state levels, as described below.

As discussed above, our businesses must comply with substantial additional regulations. Failure to comply with these or any other regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to manufacture, import, export and sell products and services, disbarment from selling to certain federal agencies, damage to our reputation and loss of customers and could cause us to incur significant legal and investigatory fees. Compliance with these and other regulations may also require us to incur significant expenses. The products and operations of our businesses are also often subject to the rules of industrial standards bodies such as the International Organization for Standardization ("ISO"), and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our financial condition.

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

The consumer and business lending programs offered by WebBank are subject to extensive legal requirements at the federal and state levels. Among the laws that may be applicable to some or all of the programs offered by WebBank are:

•the Federal Truth in Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to borrowers regarding the terms of their loans and impose requirements and restrictions when extending consumer credit;
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
•the Electronic Fund Transfer Act and Regulation E promulgated thereunder, which require certain disclosures and imposes certain requirements on banks that provide electronic transfers of funds for consumers;
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

The extent and complexity of this regulatory environment has increased WebBank’s regulatory compliance burden and therefore has increased its regulatory risk. If WebBank or its programs do not comply with these laws, it may be subject to claims for damages, fines, penalties or other relief, and may face regulatory scrutiny, including examination and enforcement action, and some violations could result in an underlying loan being found invalid or unenforceable, or subject to payment defenses. Any of these violations could result in the imposition of liability on WebBank, although WebBank may have indemnification rights for certain claims. In addition, there could be limitations on WebBank’s ongoing or future business.

As part of the bank regulatory process, the Federal Reserve, the FDIC and the UDFI, among other federal and state agencies, may periodically conduct examinations of WebBank, including compliance with laws and regulations. The authority of the FDIC and the UDFI includes the ability to examine WebBank, and its Marketing Partners and the lending programs with such Marketing Partners. The FDIC and the UDFI also may bring enforcement actions against WebBank and its Marketing Partners if they detect any violations of law. These enforcement actions could result in monetary liability on WebBank, increased compliance obligations or limitations on its ongoing and future business.

Other regulators, including the Consumer Financial Protection Bureau (“CFPB”), the Federal Trade Commission ("FTC") and state regulators and attorneys-general, has, and may in the future, bring investigations and enforcement actions against WebBank's Marketing Partners. These actions against Marketing Partners may increase WebBank’s own regulators’ scrutiny of WebBank’s business and could result in an increased risk of investigations or claims being brought against WebBank. The U.S. Congress and state legislatures and federal and state regulatory authorities continually review banking laws, regulations and policies for possible changes. The CFPB may revise or enact new regulatory requirements or revise or adopt new regulatory interpretations that could affect WebBank, its Marketing Partners and programs. In 2023, a new chairman took office at the FDIC, and he adopted a different set of priorities than the prior agency leadership, which could result in increased scrutiny on WebBank’s business. The Biden administration may make other changes that could also affect WebBank. The FDIC has adopted a final rule codifying its practices for supervising certain industrial banks and their parent companies. Although the rule does not directly apply to us or to WebBank at this time, the potential impact that the rule may have on our business, financial condition or results of operations in the future remains uncertain. The FDIC and other banking regulators have also adopted a final rule regarding the obligations of banks when contracting with third parties, which includes WebBank's relationships with its Marketing Partners. In June 2023, Colorado enacted a law to opt out from interest rate preemption afforded state-chartered banks, such as WebBank, with respect to loans and certain types of credit cards issued to Colorado consumers, pursuant to the Depository Institutions Deregulation and Monetary Control Act of 1980 ("DIDMCA"). The law becomes effective July 1, 2024. Iowa and Puerto Rico previously opted out of the DIDMCA. The consumer and business lending programs offered by WebBank rely on WebBank's ability to charge the interest rates and fees permitted by WebBank's home state of Utah to consumers and businesses that are residents of other jurisdictions. Colorado’s opt out from the DIDMCA and any opt outs by other states or jurisdictions, could negatively impact WebBank's ongoing or future business. We cannot predict whether additional legislation or regulations will be enacted and, if enacted, the effect that it would have on our business, financial condition or results of operations.

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

As of December 31, 2023, the Company had $399,300 available under its senior credit facility and $190,449 of outstanding indebtedness under its senior credit facility. There can be no assurances that the Company or its subsidiaries will continue to have access to their lines of credit if their financial performance does not satisfy the financial covenants set forth in the applicable financing agreements. If the Company or its subsidiaries do not meet certain of its financial covenants, and if they are unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, their ability to access available lines of credit could be limited, their debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

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

We conduct business and have operations or own interests in securities of companies with operations outside the United States. These operations have additional risks, including risks relating to currency exchange, changes in tariffs, less developed or efficient financial markets than in the United States, absence of uniform accounting, auditing and financial reporting standards, differences in the legal and regulatory environment, different publicly available information in respect of companies in non-U.S. markets, economic and political risks, public health crises and possible imposition of non-U.S. taxes. There can be no assurance that adverse developments with respect to such risks will not adversely affect our assets that are held in certain countries or the returns from these assets.

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

In addition, a significant portion of Steel Connect’s revenue historically has come from Mainland China, and Steel Connect’s business in turn faces certain specific risks relating to operations in Mainland China and its complex and unpredictable political, economic and legal environment. The interpretation and enforcement of many laws, regulations and rules in China involve significant uncertainties, including with respect to intellectual property protection. The legal protections and remedies available in the event of any claims or disputes related to, among other things, confidential information or intellectual property, may be limited and any litigation in Mainland China may be protracted and result in substantial costs and diversion of resources and management attention. Moreover, Steel Connect’s ability to operate in Mainland China may be adversely affected by changes in U.S. and Chinese laws and regulations, such as those related to, among other things, international trade, taxation, intellectual property, currency controls, network security, employee benefits and other matters. Additionally, the U.S. administration has advocated greater restrictions on trade generally and significant increases on tariffs on certain goods imported into the United States, particularly from Mainland China and has taken steps toward restricting trade in certain goods. China and other countries have retaliated in response to new trade policies, treaties and tariffs implemented by the United States. If any of these events occur, Steel Connect’s business, financial condition and results of operations could be materially and adversely affected.

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

Some of our businesses collect and store personal data and any security breaches of our systems could result in the misappropriation or unauthorized disclosure of personal data belonging to us or to our employees, partners, customers or suppliers. The regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. laws and regulations governing the privacy, security and protection of personal and confidential information of our customers and employees. In particular, the European Union ("E.U.") has adopted the General Data Protection Regulation, (the “GDPR”), which contains numerous requirements for processing personal data of, and honoring the exercise of GDPR specific rights by, E.U.-based data subjects and provides for penalties up to the greater of €20,000 or 4% of worldwide gross revenue for violation. We are subject to the GDPR with respect to our E.U. operations and employees. Privacy laws such as the GDPR and similar laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. In particular, as the E.U. member states reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with each relevant E.U. member states’ laws and regulations, including where permitted derogations from the GDPR are introduced. U.S. states, such as California, have adopted comprehensive data privacy laws. Additional laws may be enacted at the state or at the U.S. federal level. The GDPR, any resultant changes in E.U. member states’ national laws and regulations, and existing or new U.S. federal or state data privacy laws and regulations may increase our compliance obligations and may necessitate the review and implementation of policies and processes relating to our collection, security and use of data.

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

Labor disputes, as well as the continued or further unionization of our, and our suppliers’, workforce could increase our costs and cause work stoppages that may have an adverse effect on the Company’s business.

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

In addition, our Diversified Industrial segment may be impacted by work stoppages or slowdowns experienced by automakers, or their suppliers, which could result in slowdowns or closures of assembly plants where our products are included in assembled vehicles. The labor strike by the United Auto Workers ("UAW") resulted in temporary work stoppages or slowdowns at the U.S. locations of assembly plants and distribution facilities of certain of the Diversified Industrial segment's customers. The strike has impacted our operations, but to date has not had a material impact on our consolidated results. The UAW has recently reached a tentative labor agreement with each of the impacted auto makers. If the tentative agreements are not ratified, and a continued or expanded strike ensues, it could materially adversely impact our automotive supply chain (causing delay or non-delivery of goods and services) and could materially reduce the demand for our goods and services to our customers. If this occurs, it could have a material adverse effect on our business and our results of operations.

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

WebBank's business includes lending programs with Marketing Partners, where the Marketing Partners provide origination servicing for the loans and subsequently purchase the loans (or interests in the loans) that are originated by WebBank. There have been litigation and regulatory actions which have challenged lending arrangements where a bank has made a loan and then sold and assigned it to an entity that is engaged in assisting with the origination and servicing of the loan. Some of these cases have alleged that the marketing and servicing entity should be viewed as the “true creditor” of the loans originated through the lending program, and the bank should be disregarded. If this type of challenge is successful, state law interest rate limitations and other requirements that apply to non-bank lenders would then be applicable, instead of the federal interest rate laws that govern bank lenders. Other cases have relied on the claim that even if a bank originated a loan based on the federal interest rate laws, an assignee of a bank is not permitted to rely on the federal law and is instead subject to state law limitations. In addition, several states have adopted laws that purport to identify which entity is the lender of a loan. For example, in 2021, Maine adopted a law that, among other things, may deem an entity to be the lender of a loan if it meets certain statutory requirements. Certain of these challenges have been brought or threatened in programs involving WebBank. In 2021, Congress enacted a joint resolution under the Congressional Review Act that was signed by the president that had the effect of repealing a regulation adopted by the Office of the Comptroller of the Currency. That regulation had provided clarity on the question of when a bank is the lender of a loan and, although not directly applicable to WebBank, may have provided support for the manner in which WebBank conducts its lending business. Because of the repeal, these arguments will not be available in the event of a future challenge. Additional cases or regulatory actions, if successfully brought against WebBank or its Marketing Partners or others, could negatively impact WebBank's ongoing and future business. WebBank continues to structure its programs, and to exercise control over these programs, to address these risks, although there can be no assurance that additional cases or regulatory actions will not be brought in the future. State regulators have also made claims that WebBank and its Marketing Partners are required to obtain licenses under state laws, and those licenses may have the effect of restricting the business of the licensed entity.

WebBank is subject to capital requirements, and SPLP could be called upon by the FDIC to infuse additional capital into WebBank to the extent that WebBank fails to satisfy its capital requirements.

WebBank is subject to capital requirements administered by various federal regulators in the U.S. and, accordingly, must meet specific capital guidelines. The Federal Reserve and other federal banking regulators have implemented the global regulatory capital requirements of Basel III and certain requirements implemented by the Dodd-Frank Act. FDIC regulations implementing the Basel III Accord modified WebBank’s minimum capital requirements by defining what constitutes capital for regulatory capital purposes and adding a 4.5% Common Equity Tier 1 ratio and increased the Tier 1 capital ratio requirement from 4% to 6%. FDIC regulations also require WebBank to comply with a total capital ratio of 8% and a leverage ratio of 4%. Additionally, WebBank is expected to maintain a Capital Conservation Buffer (composed solely of common equity Tier 1 capital) equal to 2.5% above the new regulatory minimum capital requirements. The Capital Conservation Buffer is on top of the minimum risk-weighted capital ratios and had the effect of increasing those ratios by 2.5% each. A failure of WebBank to maintain the aggregate minimum capital required by the Capital Conservation Buffer will impair its ability to make certain distributions (including dividends and stock repurchases) and discretionary bonus payments to executive officers. A failure of WebBank to maintain capital as required by the FDIC’s minimum capital requirements would subject WebBank to the FDIC’s prompt corrective action regime, which may further impair WebBank’s ability to make payments or distributions and may require a capital restoration plan or other corrective regulatory measures. As a result, our business, results of operations, financial condition and prospects could be adversely affected.

The Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC have continued to amend regulations implementing Basel III in the United States in certain respects and are expected to make further amendments to these regulatory capital rules. On July 27, 2023, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC issued a proposal that would significantly revise U.S. regulatory capital requirements for large banking organizations. If adopted as proposed, it would not directly modify the capital requirements applicable to WebBank. However, the Company cannot predict whether any changes adopted in the final rule will have an impact on WebBank or whether there will be any additional amendments to the regulatory capital rules directly applicable to WebBank. The Company currently cannot predict the specific impact and long-term effects that Basel III and its implementation in the U.S. will have on WebBank and the banking industry more generally.

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

WebBank offers its lending programs with Marketing Partners. For the years ended December 31, 2023 and 2022, the two highest grossing contractual lending programs combined accounted for approximately 24.9% and 18%, respectively, of WebBank’s total net revenue. If its Marketing Partners do not provide origination services or other services to WebBank, or provide those services in a faulty manner, that may negatively impact WebBank’s ongoing and future business. In addition, if the Marketing Partners or other third parties do not purchase the loans (or interests in loans) that are originated by WebBank, then WebBank may need to retain those loans (or interests in loans), which may negatively impact its ongoing and future business. Marketing Partners are also required to indemnify WebBank for certain liabilities that may arise from the lending programs. If Marketing Partners are unable or unwilling to satisfy their indemnification obligations, then WebBank would face increased risk from liability for claims made in private litigation or regulatory enforcement actions. Additionally, Marketing Partners may rely on outside sources of capital to meet their obligations. Market conditions and other factors may affect the availability of capital for Marketing Partners. The availability of capital may affect the volume of loans that can be originated through WebBank’s lending programs. In recent periods, the availability of capital has been more limited for several of WebBank’s Marketing Partners, resulting in a decrease in loan volume and a negative impact on WebBank’s business.

WebBank is subject to risks of litigation from its borrowers or others regarding the processing of loans for the Paycheck Protection Program, or PPP, and risks that the Small Business Administration may not fund some or all PPP loan guaranties.

The CARES Act included a $349,000,000 loan program administered through the Small Business Administration's ("SBA") referred to as the Paycheck Protection Program. The PPP had subsequently been expanded and extended under additional legislation. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders. WebBank participated as a lender in the PPP. Because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP along with the continually evolving nature of the SBA rules, interpretations and guidelines concerning this program, which exposes WebBank to risks relating to noncompliance with the PPP. Since the launch of the PPP, several banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. As such, WebBank may be exposed to the risk of litigation, from both borrowers and non-borrowers that approached WebBank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. WebBank may also be subject to investigations or enforcement actions by state and federal authorities, including the SBA. If any such litigation or government action is brought against WebBank and is not resolved in a manner favorable to WebBank, it may result in significant financial liability or adversely affect its reputation. In addition, litigation and government actions can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or government actions could have a material adverse impact on WebBank’s business, financial condition and results of operations.

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

We are subject to credit and interest rate risk in connection with our lending activities, and our financial condition and results of operations may be negatively impacted by factors that adversely affect our borrowers.

WebBank originates various types of banking activities, and our financial condition and results of operations are affected by the ability of borrowers to repay their loans or leases in a timely manner. Borrowers may be unable to repay their loans due to various factors, some of which are outside of their control. Similarly, borrowers under our commercial loans and related financing products (typically, small-sized businesses) may be more susceptible to even mild or moderate economic declines than larger commercial borrowers, which may subject the WebBank to a higher risk of loan loss. Many borrowers have been negatively impacted by recent events impacting financial, real estate, and securities markets, including geopolitical turmoil, rising interest rates, inflation, adverse developments in the financial services industry, and other recent events that have caused market and economic volatility, and may continue to be similarly or more severely affected in the future. The risk of non-payment by borrowers is assessed through our underwriting processes and other risk management practices, which may not be able to fully identify, price and mitigate such risk. WebBank could also be impacted by tightening of the credit markets and other general economic declines that could result in a decrease in lending and demand for consumer loans.

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

Our businesses have been, and may in the future be, adversely affected by conditions in the financial services industry.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar events, have in the past and may in the future lead to erosion of customer confidence in the banking system, deposit volatility, liquidity issues, and other adverse developments. For example, the closures of Silicon Valley Bank, Signature Bank and Silvergate Capital Corporation, as well as acquisitions of Credit Suisse and First Republic Bank at regulators' behest, in the first half of 2023 created bank-specific and broader financial institution liquidity risks and concerns. Although depositors of these banks were largely protected, it is not certain that the Federal Reserve or FDIC will treat future bank failures similarly. While we did not have any material deposits at any of these institutions, uncertainty remains over liquidity concerns in the financial services industry and potential impacts on the broader global economy, and our business, our customers and suppliers, and/or the industry as a whole may be adversely impacted in ways that we cannot predict.

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

Our majority-owned subsidiary, Steel Connect, Inc., is a public company which may expose us to additional costs, and our management may be required to devote substantial time to compliance initiatives.

On May 1, 2023, our ownership of Steel Connect increased to 84.0% and as a public company, with a majority-owned subsidiary that is also a public company, we incur significant legal, accounting and other expenses to comply with the requirements applicable to public companies. Additionally, under our management services agreement with Steel Services, many of our personnel and other resources are devoted to ensuring we, and Steel Connect, comply with requirements applicable to public companies. This further exhausts management and other personnel resources that could be used for other revenue-generating activities.

Changes in Steel Connect’s relationships with significant clients, including the loss or reduction in business from one or more of them, could have a material adverse impact on its business.

Steel Connect depends on a small number of clients for a substantial portion of its business. For its fiscal years ended July 31, 2023 and 2022, Steel Connect’s 10 largest clients accounted for approximately 83% and 78% of consolidated net revenue, respectively. Two customers accounted for approximately 41% and 13% of Steel Connect’s consolidated net revenue for the fiscal year ended July 31, 2023, and two customers accounted for 31% and 12% of Steel Connect’s consolidated net revenue for the fiscal year ended July 31, 2022. No other clients accounted for greater than 10% of Steel Connect’s consolidated net revenue for its fiscal years ended July 31, 2023 and 2022.

In general, the Steel Connect does not have any agreements which obligate any client to buy a material amount of services from it or designate it as an exclusive service provider. Consequently, the Steel Connect’s net revenue is subject to demand variability by our clients. The level and timing of orders placed by Steel Connect’s clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. Changes in relationships with significant clients may require Steel Connect to evaluate its other long-lived assets for impairment, which may require Steel Connect to record an impairment charge. Decreases in client demand or volumes or loss of business from one or more of these clients could have a materially adverse impact on Steel Connect’s business, financial condition or results from operations.

In addition, a large portion of Steel Connect’s revenue comes from clients in the technology and consumer products sectors, which is intensely competitive and subject to rapid changes. A reduction or interruption in supply, including disruptions to Steel Connect’s global supply chain or a significant natural disaster (including as a result of climate change) or otherwise, a failure to appropriately cancel, reschedule, or adjust Steel Connect’s requirements based on Steel Connect’s business needs, or a decrease in demand for Steel Connect’s services could materially adversely affect Steel Connect’s business, operating results, and financial condition and could materially damage customer relationships. There has been and may continue to be market shortages of semiconductor and other electrical component supplies, which has affected, and could further affect, Steel Connect’s clients in the computing and consumer electrical markets and, consequently, their demand for Steel Connect’s offerings. During periods of component shortages for Steel Connect’s clients, it may also encounter reduced client demand, and accordingly, Steel Connect’s revenue and profitability could suffer until other component sources can be developed.

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

We have in the past, and may in the future, conclude that our internal controls and procedures over financial reporting were not effective. Several years ago we identified material weaknesses in our internal control over financial reporting which were remediated as of December 31, 2022. However, the use of such remediation measures may not be sufficient going forward, and any failure to maintain effective internal control could lead us to conclude that we have one or more material weaknesses in the future. Failure to maintain effective internal control or further revisions of our prior financial statements, among other things, could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common and preferred units and limit our ability to raise capital, may cause us to fail to meet our reporting obligations and may require us to incur additional costs to improve our internal control system. If we cannot provide reliable financial reports or prevent fraud and errors in our financial statements, our reputation and operating results could also be materially adversely affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC and other regulatory authorities or private litigation, which could require additional financial and management resources. For more information, including on our remediation plan, see Part II, Item 9A, "Controls and Procedures."

Epidemics, pandemics, outbreaks of disease and other adverse public health developments have, and may in the future have, an adverse effect on our business, results of operations, financial condition and cash flows.

Epidemics, pandemics, outbreaks of novel diseases and other adverse public health developments in countries and states where we operate may arise at any time. Such developments, including the COVID-19 pandemic, have had, and in the future may have, an adverse effect on our business, results of operations, financial condition and cash flows. These effects include disruption in the global financial markets, reduced customer demand for our businesses’ products, disruption in or closures of our manufacturing operations or those of our customers and suppliers, delays and disruption in the supply chain, limited productivity and efficiency of our personnel, availability of qualified personnel and increased cybersecurity risks associated with remote working environments, could increase our costs, limit our ability to meet customer demand or otherwise have a material adverse effect on our business, results of operations, financial condition and cash flows. The extent to which our operating and financial results will be and may continue to be affected by public health emergencies will depend on various factors beyond our control, such as the continued severity and duration of the public health emergencies, including any sustained geographic resurgence; the emergence of new variants and strains of a contagious disease or virus; and the success of actions to contain or mitigate the effects of the public health emergency. A public health emergency, and volatile regional and global economic conditions stemming from a public health emergency, may also magnify the impact of other risks described in this “Risk Factors” section.

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

Warren G. Lichtenstein, our Executive Chairman and a substantial unitholder, is the Chief Executive Officer of our Manager. As of December 31, 2023, Mr. Lichtenstein directly owned approximately 3.7% of our outstanding common units. In addition, affiliates of our Manager, including Mr. Lichtenstein, beneficially own approximately 75.9% of our outstanding common units, although Mr. Lichtenstein disclaims beneficial ownership of any common units not directly held by him. We have entered into transactions and/or agreements with these entities. There can be no assurance that such entities will not have interests in conflict with our own, or that Mr. Lichtenstein will not have interests different than those of our unitholders.

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

The Manager is entitled to receive a fee (the "Management Fee") at an annual rate of 1.5% of total partners’ capital. Our total partners’ capital will be impacted by the performance of our businesses and other businesses we may acquire in the future, as well as the issuance of additional common or preferred units. Changes in our total partners’ capital and in the resulting Management Fee could be significant, resulting in a material adverse effect on our results of operations. In addition, if our performance declines, assuming our total partners’ capital remains the same, the Management Fee will increase as a percentage of our income. In addition, SPH SPV-I LLC, an affiliate of the Manager, holds incentive units which entitle the holder generally to share in 15% of the increase in the equity value of the Company, as calculated for the twenty trading days prior to each year end. The incentive units’ share of such appreciation is reflected by classifying a portion of the incentive units as Class C units of the Company. Any issuance of such Class C units will result in dilution to existing limited partners’ holdings in the Company.

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

The Partnership Agreement limits the General Partner’s fiduciary duties to our unitholders.

The Partnership Agreement contains provisions that modify and reduce the fiduciary standards to which the General Partner otherwise would be held by state fiduciary duty law. For example, our limited partnership agreement provides that when our General Partner is acting in its individual capacity, as opposed to in its capacity as our General Partner, it may act without any fiduciary obligations to holders of our units, whatsoever. When our General Partner, in its capacity as our general partner, is permitted or required to make a decision in its "sole discretion" or "discretion" or that it deems "necessary or appropriate" or "necessary or advisable," then, except as otherwise provided in our limited partnership agreement, our General Partner will be entitled to consider only such interests and factors as it desires and will have no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any holder of our units and will not be subject to any different standards imposed by our limited partnership agreement, the Delaware Limited Partnership Act, or under any other law, rule or regulation or in equity. These standards reduce the obligations to which our General Partner would otherwise be held.

The above modifications of fiduciary duties are expressly permitted by Delaware law. Hence, we and holders of our units will only have recourse and be able to seek remedies against our General Partner if our General Partner breaches its obligations pursuant to our limited partnership agreement. Unless our General Partner breaches its obligations pursuant to our limited partnership agreement, we and holders of our units will not have any recourse against our General Partner even if our General Partner were to act in a manner that was inconsistent with traditional fiduciary duties. Furthermore, even if there has been a breach of the obligations set forth in our limited partnership agreement, our limited partnership agreement provides that our General Partner and its officers and directors will not be liable to us or holders of our units for errors of judgment or for any acts or omissions unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that our General Partner or its officers and directors acted in bad faith or engaged in fraud or willful misconduct. These provisions restrict the remedies available to unitholders for actions that without such limitations might constitute breaches of duty including fiduciary duties.

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

There can be no assurance as to the volume of our common or preferred units or the degree of price volatility for our common and preferred units traded on the New York Stock Exchange. There are transfer restrictions contained in the Company's Partnership Agreement to help protect the tax benefits of the net operating loss ("NOL") carryforwards of certain of the Company’s corporate subsidiaries and other portfolio companies, and such transfer restrictions could hinder development of an active market for our common and preferred units. Unless renewed, the transfer restrictions will expire on June 1, 2025.

The preferred units give the holders thereof liquidation and distribution preferences over our common unitholders.

We currently have one series of preferred units outstanding. All of these units rank senior to the common units with respect to distribution rights and rights upon liquidation. Subject to certain exceptions, as long as any preferred units remain outstanding, we may not declare any distribution on our common units unless all accumulated and unpaid distributions have been declared and paid on the preferred units. In the event of our liquidation, winding-up or dissolution, the holders of the preferred units would have the right to receive proceeds from any such transaction before the holders of the common units. The payment of the liquidation preference could result in common unitholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily.

Risks Related to Taxation

All statutory references in this section are to the Internal Revenue Code of 1986, as amended, or the "Code."

Our common unitholders may be subject to U.S. federal, state and other income tax on their share of our taxable income, regardless of whether they receive any cash distributions from us.

As long as the Company is treated for U.S. federal income tax purposes as a partnership and not as a publicly traded partnership taxable as a corporation, our common unitholders will be subject to U.S. federal, state, local and possibly, in some cases, foreign income tax on their allocable share of our taxable income, whether or not they receive cash distributions from us. Distributions to a unitholder will generally be taxable to the unitholder for U.S. federal income tax purposes only to the extent the amount distributed exceeds the unitholder’s tax basis in the unit, in contrast with the treatment of a shareholder in a corporation, who will generally report a distribution of earnings from the corporation as dividend income for U.S. federal income tax purposes. In contrast, unitholders who receive a distribution of earnings from the Company will not report the distribution as dividend income but will instead report the holder’s allocable share of the Company’s items of income, gain, loss, deduction, and credit for U.S. federal income tax purposes.

Any future determination to declare distributions on the Company’s common units will remain at the discretion of the Board of Directors of the General Partner and is separately determined regardless of the allocation of taxable income. Accordingly, our common unitholders may be required to make tax payments in connection with their ownership of common units that exceed their cash distributions in any given year. Common unitholders may not receive cash distributions equal to their allocable share of our net taxable income or gain, or even the amount of their U.S. federal, state, and local income tax liability that results from that income or gain. To the extent taxable income is allocated to unitholders in excess of the cash distributions made, the excess amount would typically be applied to increase the tax basis of unitholders’ investment in the Company under applicable U.S. federal income tax laws.

Items of income, gain, loss and deduction with respect to the units could be reallocated if the IRS does not accept the assumptions or conventions used by the Company in allocating such items.

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Company will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report items of income, gain, loss and deduction to unitholders in a manner that reflects the unitholders’ beneficial interest in such tax items, but these assumptions and conventions may not be in compliance with all aspects of the applicable tax requirements. It is possible that the U.S. Internal Revenue Service (the "IRS") will successfully assert that the conventions and assumptions used by the Company do not satisfy the technical requirements of the Code or the Federal Tax Regulations codified under 26 C.F.R., referred to herein as the Treasury Regulations, and could require that items of income, gain, loss and deduction be adjusted or reallocated in a manner that adversely affects one or more unitholders.

The Company and its current unitholders may be liable for adjustments to the Company's prior year tax returns as a result of centralized partnership audit procedures.

For tax years beginning on or after January 1, 2018, the Company is subject to partnership audit rules enacted as part of the Bipartisan Budget Act of 2015 (the "Centralized Partnership Audit Regime"). Under the Centralized Partnership Audit Regime, any IRS audit of the Company would be conducted at the Company level, and if the IRS determines an adjustment is warranted, the default rule is that the Company would pay an "imputed underpayment" including interest and penalties, if applicable, resulting from such adjustment. The Company may instead elect to make a "push-out" election, in which case the partners for the year that is under audit would be required to take into account the adjustment on their own income tax returns and the Company would not be liable for such adjustments. There can be no assurance that the Company will be eligible to make such an election or that the Company will, in fact, make such an election for any given adjustment. If the Company is not able to or otherwise does not make such an election, then our then-current unitholders, in the aggregate, could indirectly bear income tax liabilities in excess of the aggregate amount of taxes that would have been due had the Company elected the alternate procedure, and then-current unitholders may bear taxes attributable to income allocable to other unitholders or former unitholders, including taxes (as well as penalties and interest, if applicable) with respect to periods prior to such holder’s ownership of common units.

Amounts available for distribution to our unitholders may be reduced as a result of our obligation to pay taxes associated with an adjustment.

Changes in tax rates, laws or regulations, including U.S. government tax reform, could have a negative impact on our results of operations.

The Company and its subsidiaries are subject to taxation in the U.S. and foreign jurisdictions. Changes in various tax laws can and do occur. For example, tax legislation was enacted on December 22, 2017, that, among other things, reduced the U.S. corporate income tax rate from 35% to 21% but also limited annual interest deductions and the use of U.S. NOLs to offset taxable income. In addition, on August 16, 2022, the U.S. enacted the Inflation Reduction Act, which, among other provisions, imposes a 15% minimum tax on the adjusted financial statement income of certain large corporations and a 1% excise tax on corporate stock repurchases by U.S. publicly traded corporations and certain U.S. subsidiaries of non-U.S. publicly traded corporations, as well as significant enhancements of U.S. tax incentives relating to climate and energy investments. Although no material impact is currently expected, the full effect of these and other tax legislation in the U.S. and other jurisdictions on the operations of the Company and its subsidiaries is uncertain, and may impact the Company’s financial results. Under various provisions of the Code and relevant case law, the IRS has also become increasingly aggressive in deploying "soft doctrines" to challenge transactions as prioritizing form over economic substance and being motivated by tax considerations. The application of these doctrines is often uncertain and could produce adverse tax results with respect to transactions in which we engage.

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

A partnership generally is not a taxable entity under U.S. federal income tax law, and distributions by a partnership to a partner are generally not taxable to the partnership or the partner unless the amount of money distributed to such partner exceeds the partner’s adjusted basis in its partnership interest. Section 7704 generally provides that publicly traded partnerships are taxed as corporations. However, an exception, referred to as the "Qualifying Income Exception," exists with respect to publicly traded partnerships of which 90% or more of the gross income of such partnership for every taxable year consists of “qualifying income” as defined in the Code, and for whom registration is not required under the Investment Advisers Act. We intend to manage our affairs so that we will meet the Qualifying Income Exception for our current taxable year and each succeeding tax year. Nonetheless, there can be no assurance that the IRS will not disagree with the positions we take or that there will not be changes in our business or to U.S. federal income tax laws that could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to U.S. federal income taxation as an entity.

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

The U.S. federal income tax treatment of our common unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. The U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the Internal Revenue Service, and the U.S. Department of Treasury, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations, and other modifications and interpretations. The present U.S. federal income tax treatment of owning our common units reflected herein may be modified by administrative, legislative, or judicial interpretation at any time, and any such action may affect investments and commitments previously made.

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

A holder of common units that is a tax-exempt organization may be subject to U.S. federal income taxation to the extent that its allocable share of our income consists of unrelated business taxable income ("UBTI"). A tax-exempt partner of a partnership may be treated as earning UBTI if the partnership regularly engages in a trade or business that is unrelated to the exempt function of the tax-exempt partner, if the partnership derives income from debt-financed property (as we may borrow money) or if the tax-exempt organization’s partnership interest itself is debt-financed. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trades or businesses) may be required to compute the UBTI of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business or vice versa.

If we are engaged in a U.S. trade or business, distributions to non-U.S. persons generally will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons generally will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. Gain recognized from a sale or other disposition of our common units by a non-U.S. person may be subject to federal income tax as income effectively connected with a U.S. trade or business. Moreover, the transferee of our units (or the transferee's broker, if applicable) is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a non-U.S. person. Recent final Treasury Regulations provide for the application of this withholding rule to open market transfers of interests in publicly traded partnerships beginning on January 1, 2023. Under these regulations, the "amount realized" for purposes of this withholding is the gross proceeds paid or credited upon the transfer.

Our interests in certain of our businesses are held in intermediate holding companies treated as corporations for U.S. federal income tax purposes; such corporations may be liable for significant taxes and may create other adverse tax consequences, which could potentially adversely affect the value of our common units.

The Company holds its interest in certain of our businesses through intermediate holding companies treated as corporations for U.S. federal income tax purposes. The intermediate holding companies are generally liable for U.S. federal income tax at regular rates on all of their taxable income as well as applicable state, local, and other taxes. These taxes reduce the amount of distributions available to be made on our common units. In addition, these taxes may be increased if the IRS or state tax authorities were to successfully reallocate deductions or income of the related entities conducting our business, which would likewise reduce the amount of cash available for distributions to holders of our common units and adversely affect the value of an investment in the Company.

Our subsidiaries may not be able to fully utilize their tax benefits, which could result in increased cash payments for taxes in future periods.

The past operations of certain of our subsidiaries and portfolio companies have generated significant net operating losses ("NOLs") and other tax benefits. NOLs may be carried forward to offset federal and state taxable income in future years and reduce the amount of cash paid for income taxes otherwise payable on such taxable income, subject to certain limitations and adjustments. If fully utilized, our subsidiaries’ NOLs and other carryforwards could provide them with significant tax savings in future periods. Their ability to utilize these tax benefits in future years will depend upon their ability to generate sufficient taxable income and to comply with the rules relating to the preservation and use of NOLs, as well as potential future changes in tax laws. The potential benefit of the NOLs and other carryforwards may be limited or permanently lost as a result of the following:

•the inability to generate sufficient taxable income in future years to use such benefits before they expire as NOLs generated for taxable years beginning on or before December 31, 2017, have a limited carryforward period;
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

Holders of our common units may be subject to state, local, and foreign taxes and return filing requirements as a result of owning such units.

In addition to U.S. federal income taxes, holders of our common units may be subject to other taxes, including state, local, and foreign taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if the holders of our common units do not reside in any of those jurisdictions. Holders of our common units may be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions in the U.S. and abroad. Further, holders of our common units may be subject to penalties for failure to comply with those requirements. It is the responsibility of each unit holder to file all U.S. federal, state, local, and foreign tax returns that may be required of such unit holder.

The Company may not be able to furnish to each unitholder specific tax information within 90 days after the close of each calendar year, which means that holders of common units who are U.S. taxpayers should anticipate the need to file annually a request for an extension of the due date for their income tax returns.

As a publicly traded partnership, our operating results, including distributions of income, dividends, gains, losses, or deductions, and adjustments to carrying basis, will be reported on Schedule K-1 and distributed to each unitholder annually. It may require longer than 90 days after the end of our fiscal year to obtain the requisite information from all lower-tier entities so that Schedule K-1s may be prepared for the unitholders. Consequently, holders of common units who are U.S. taxpayers should anticipate the need to file annually with the IRS (and certain states) a request for an extension past the applicable due date of their income tax return for the taxable year.

In addition, each unitholder generally is required to file U.S. federal and state tax returns consistently with the information provided by us for the taxable year for all relevant tax purposes. In preparing this information, we will use various accounting and reporting conventions to determine each unitholder’s share of income, gain, loss, deduction, and credit. The IRS or state tax authorities may successfully contend that certain of these reporting conventions are impermissible, which could result in an adjustment to such holder’s income or loss and could result in an increase in overall tax due.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Audit Committee ("Audit Committee") of the Company’s Board of Directors (the "Board") is involved in the oversight of the Company's enterprise risk management program, including risks of cybersecurity threats. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on ensuring each operating company is implementing effective and efficient controls, technologies, and other processes to assess, identify, prevent and mitigate cybersecurity threats and effectively respond to cybersecurity incidents when they occur.

Cybersecurity risk management and strategy

Each operating company assesses its own cybersecurity risk profile and designs and implements technical safeguards and other risk management policies; however, as one of the critical elements of the Company's overall enterprise risk management approach, the Company’s cybersecurity program to which all operating companies are a part, includes:

•Collaboration: Through ongoing communications with management and the Company's IT department, each operating company's IT department monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents applicable to the particular operating company in real time, and reports such threats and incidents to the Data Breach Response Team, who will then report to the Audit Committee when appropriate.
•Technical Safeguards: Although each operating company assesses and implements its appropriate technical safeguards for its business, generally the Company deploys technical safeguards that are designed to protect the Company's information systems from cybersecurity threats such safeguards are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response and recovery plans that address the Company's response to a cybersecurity incident. The Company has adopted a Cybersecurity Incident Policy and has established a Data Breach Response Team to timely, consistently, and compliantly address cybersecurity threats that may occur despite the Company's safeguards.
•Outside Consultants: The Company engages various outside consultants, including forensic specialists, public relations and data breach resolutions firms, outside attorneys and other third parties, to among other things, obtain information of a cybersecurity incident and isolate compromised systems and electronic data from further exposure; and determine and execute mitigation and remediation options and plans.
•Education and Awareness: The Company provides awareness training to its personnel regarding cybersecurity threats to help identify, avoid and mitigate cybersecurity threats, and to communicate the Company's evolving information security policies, standards, processes and practices.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company or its financial position, results of operations and/or cash flows.

Governance

As discussed above, the Board has delegated to the Audit Committee the responsibility for monitoring and overseeing the Company's overall cybersecurity and other information technology risks, controls, strategies and procedures. The Audit Committee periodically evaluates the Company's (and each operating company's) information security strategies to ensure its effectiveness. The Company's management reports to the Audit Committee as part of every quarterly scheduled meeting of the Audit Committee (or more frequently, as needed) regarding technological risk exposure and cybersecurity risk management strategy. In addition, the full Board may review and assess cybersecurity risks as part of its responsibilities for oversight of the Company’s broad enterprise risk management program.

The Company's IT department, in coordination with the Company's legal department, General Counsel ("GC"), Chief Financial Officer ("CFO"), Senior Vice President of Finance ("SVP Finance") and as needed each operating company's IT department (collectively, the "Data Breach Response Team"), works collaboratively to promptly respond to any cybersecurity incidents in accordance with the Company's Cybersecurity Incident Policy. The Company's response planning is reviewed annually and kept up to date with industry developments.

Management's Expertise

The Company's Senior Vice President, Information Technology, holds a Master's degree in business administration and industrial psychology. He has served in various roles in information technology for over 26 years. Staying informed on developments in the cyber industry is crucial to the Company's effective prevention, detection, mitigation and remediation of any cybersecurity incidents.

Item 2. Properties

At December 31, 2023, we operated in 89 locations consisting of manufacturing facilities, warehouses, offices, sales, service and laboratory spaces throughout the United States and internationally. Of these, we owned 26 locations consisting of approximately 2.3 million square feet and leased space at 63 locations consisting of approximately 2.9 million square feet.

At December 31, 2023 we had major operations at the following locations:

•Diversified Industrial - Camden, Delaware; Brewster, New York; Bristol, Pennsylvania; Addison and Glendale Heights, Illinois; Evansville, Indiana; Agawam, Massachusetts; Rockford, Minnesota; St. Louis, Missouri; Charlotte and Statesville, North Carolina; Anderson, South Carolina; Cudahy, Muskego and Pleasant Prairie, Wisconsin; Warwick, Rhode Island; Laval, Canada; Matamoros, Mexicali and Tecate, Mexico; Welham Green and Blackwood, United Kingdom; Freiburg and Pansdorf, Germany; Riberac, France; and Suzhou, China.

•Energy - The Energy business owns office space in Arnegard and Williston, North Dakota; Farmington, New Mexico; and Andrews, Texas; and leases office space in Johnstown, Colorado and Midland, Texas. Steel Sports leases space in Yaphank, New York and Johnstown, Colorado for its baseball service operations and office space in Virginia Beach, Virginia.

•Financial Services - Salt Lake City, Utah; Summit, New Jersey; Denver, Colorado; and Miami, Florida.

•Supply Chain - ModusLink leases space in Miami, Florida; Smyrna, Tennessee; Tlaquepaque, Zapopan and Apodaca, Mexico; Milperra, Australia; Chongqing, Kunshan, Shanghai and Shenzhen, China; Atsugi, Japan; Penang, Malaysia; Singapore; Apeldoorn and Venray, Netherlands; Brno, Czech Republic; Cork and Kildare, Ireland; and Phan Thong, Thailand.

•Corporate – New York, New York; Hermosa Beach, California; and Miami, Florida.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2023, we had 21,296,067 common units issued and outstanding. Our common units, no par value, are quoted on the New York Stock Exchange under the symbol "SPLP."

Holders

As of December 31, 2023, there were approximately 119 unitholders of record, including Cede & Co., the nominee of the Depository Trust Company. The number of record holders may not be representative of the number of beneficial owners of our common stock, whose shares are held in street name by banks, brokers and other nominees.

Equity Performance Graph

Consistent with the rules applicable to "Smaller Reporting Companies," we have elected scaled disclosure reporting, and therefore have omitted information required by this Item.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The Board of Directors has approved the repurchase of up to an aggregate of 8,770,240 of the Company's common units (the "Repurchase Program"), which is inclusive of 1,000,000 common units approved in May 2023. Any purchases made under the Repurchase Program will be made from time to time on the open market or in negotiated transactions off the market, in compliance with applicable laws and regulations. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. During the year ended December 31, 2023, the Company purchased 462,628 common units for an aggregate purchase price of $20,040. From the inception of the Repurchase Program until December 31, 2023 the Company had purchased 7,808,620 common units for an aggregate purchase price of approximately $164,398. As of December 31, 2023, there remained 961,620 units that may yet be purchased under the Repurchase Program.

The following table provides information about our repurchases of common units during the quarter ended December 31, 2023. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
October 1-31, 2023	—	$—	—	969,632
November 1-30, 2023	2,156	$38.80	2,156	967,476
December 1-31, 2023	5,856	$39.00	5,856	961,620
Total	8,012		8,012

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto that are available elsewhere in this Report. The following is a discussion and analysis of SPLP's consolidated results of operations for the years ended December 31, 2023 and 2022. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly in Part I, Item 1A, "Risk Factors". All monetary amounts used in this discussion are in thousands, except common and preferred units, per common and preferred unit, and per share data.

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

Significant Developments

Following is a summary of significant developments that have impacted the Company in 2023 and early 2024. For additional discussion of these matters, please see the Company's Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Report.

STCN Transfer and Exchange Agreement

On April 30, 2023, the Company and Steel Connect, Inc., executed a series of agreements, in which the Company and certain of its affiliates (the "Steel Partners Group") transferred an aggregate of 3,597,744 shares of common stock, par value $0.10 per share, of Aerojet Rocketdyne Holdings, Inc. ("Aerojet") held by the Steel Partners Group to Steel Connect in exchange for 3,500,000 shares of newly created Series E Convertible Preferred Stock of Steel Connect (the “Series E Convertible Preferred Stock” and such transfer and related transactions, the "Exchange Transaction"). Following approval on June 6, 2023 by the Steel Connect stockholders pursuant to the rules of The Nasdaq Stock Market LLC, the Series E Convertible Preferred Stock is convertible into an aggregate of 184.9 million shares (19.8 million shares post June 21, 2023 reverse/forward stock split) of Steel Connect common stock, par value $0.01 per share (the “common stock” or “Common Stock”), and will vote together with the Steel Connect common stock and participate in any dividends paid on the Steel Connect common stock, in each case on an as-converted basis. Upon conversion of the Series E Convertible Preferred Stock, when combined with STCN common stock, STCN convertible debt, if converted, and STCN Series C preferred shares, also if converted, owned by the Company, would result in the Steel Partners Group holding approximately 84.0% of the outstanding equity interests of Steel Connect. The Exchange Transaction closed on May 1, 2023, the date that the consideration was exchanged between the Company and Steel Connect and as of that date Steel Connect became a consolidated subsidiary for financial reporting purposes. Steel Connect is not consolidated for Federal income tax purposes because the ownership in Steel Connect is dispersed between different federal tax consolidation groups. Steel Connect's assets and liabilities have been included in the Company's consolidated balance sheet, with a related noncontrolling interest of 16.0% of STCN's common stock. Prior to May 1, 2023, the Company held a 49.6% ownership interest in Steel Connect and accounted for its investment in Steel Connect in accordance with the equity method of accounting. The Company remeasured the previously held equity method investment to its fair value based upon a valuation of Steel Connect, as of the date of the Exchange Transaction. The Exchange Transaction accomplishes the Company's objective, which is to increase ownership in Steel Connect in order to benefit from future earnings and growth and strengthens Steel Connect’s balance sheet to permit it to do acquisitions. The financial results of Steel Connect have been included in the Company's consolidated financial statements from the Exchange Transaction date of May 1, 2023 (see Note 5 - "Acquisitions and Divestitures").

Common Unit Repurchase Program

During the year ended December 31, 2023, the Company purchased 462,628 common units for an aggregate purchase price of $20,040. From the inception of the Repurchase Program until December 31, 2023 the Company had purchased 7,808,620 common units for an aggregate purchase price of approximately $164,398. As of December 31, 2023, there remained 961,620 units that may yet be purchased under the Repurchase Program. From January 1, 2024 through March 1, 2024, the Company repurchased 579,961 common units for $25,344.

Preferred Unit Repurchase Program

On February 2, 2024, the board of directors of the general partner of the Company approved the repurchase of up to 400,000 of the Company's 6.0% Series A preferred units (the "Preferred Repurchase Program"). Any purchases made by the Company and/or its applicable subsidiaries under the Preferred Repurchase Program will be made from time to time on the open market or in negotiated transactions off the market, in compliance with applicable laws and regulations. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The Preferred Repurchase Program has no termination date. From January 1, 2024 through March 1, 2024, the Company repurchased 76,146 preferred units for $1,830.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
Revenue	$1,905,457	$1,695,441
Cost of goods sold	1,103,017	1,096,936
Selling, general and administrative expenses	504,960	383,377
Asset impairment charges	865	3,162
Interest expense	18,400	20,649
Gains from sales of businesses	(58)	(85,683)
Realized and unrealized gains on securities, net	(7,074)	(34,791)
All other expense, net *	124,141	36,293
Total costs and expenses	1,744,251	1,419,943
Income before income taxes and equity method investments	161,206	275,498
Income tax (benefit) provision	(1,674)	73,944
Loss (income) of associated companies, net of taxes	8,878	(4,611)
Net income	154,002	206,165
Net income attributable to noncontrolling interests in consolidated entities	(3,173)	(193)
Net income attributable to common unitholders	$150,829	$205,972
* Includes Finance interest expense, Provision for credit losses, and Other income, net from the Consolidated Statements of Operations

Revenue

Revenue in the year ended December 31, 2023 increased $210,016, or 12.4%, as compared to 2022, as a result of higher revenue from the Financial Services segment and favorable impact of the recently added Supply Chain segment, partially offset by lower sales from the Diversified Industrial segment and lower revenue from the Energy segment.

Cost of Goods Sold

Cost of goods sold in the year ended December 31, 2023 increased $6,081, or 0.6%, as compared to 2022, resulting from the recently added Supply Chain segment, partially offset by lower revenue for the Diversified Industrial and Energy segments discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") in 2023 increased $121,583, or 31.7%, as compared to 2022. The SG&A increase was primarily driven by: (1) $86,800 increase for the Financial Services segment primarily due to higher credit performance fees due to higher CRT balances and higher personnel expenses related to incremental headcount, (2) $25,200 increase for the Supply Chain segment, and (3) $24,100 increase for the Diversified Industrial segment primarily due to net pension expense, despite the impact of the divestiture of SLPE business of $5,000. These increases were partially offset by lower Corporate SG&A expenses of $15,400 due primarily to lower legal fees as compared to the last year period.

Asset Impairment Charges

The Company recorded asset impairment charges of $865 in 2023 and $3,162 in 2022, respectively. The 2023 charges were primarily driven by idle machinery and equipment associated with the Building Materials and Electrical Products business units within the Diversified Industrial segment. The 2022 charges were primarily related to the implementation costs of an ERP project associated with the Kasco business within the Diversified Industrial segment.

Interest Expense

Interest expense for the years ended December 31, 2023 and 2022 was $18,400 and $20,649, respectively. The lower interest expense in 2023 was primarily due to lower average debt levels, partially offset by higher average interest rates.

Gains from Sales of Businesses

The Company recognized a pre-tax gain of $85,683 in 2022, primarily related to the divestiture of the SLPE business from the Diversified Industrial segment.

Realized and Unrealized Gains on Securities, Net

Realized and unrealized gains on securities, net for the year ended December 31, 2023 was $7,074, as compared to $34,791 for the year ended December 31, 2022. The changes in realized and unrealized gains on securities, net over the respective periods are primarily due to mark-to-market adjustments on the Company's portfolio of securities.

All Other Expense, Net

All other expense, net for the years ended December 31, 2023 and 2022 totaled $124,141 and $36,293 respectively. The incremental all other expense, net for the years ended December 31, 2023 was primarily due to higher finance interest expense of $63,525 and higher provisions for credit losses of $28,647 related to the Financial Service segment, as compared to 2022.

Income Taxes

As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. The Company's tax provision represents the income tax expense or benefit of its consolidated corporate subsidiaries. For the year ended December 31, 2023, a tax benefit of $1,674 was recorded, as compared to a tax provision of $73,944 in 2022. The Company's effective tax rate for the year ended December 31, 2023 was a benefit of 1.0% as compared to a provision of 26.8% for the year ended December 31, 2022. The lower effective tax rate for the year ended December 31, 2023, was primarily due certain tax-deferred transactions associated with internal restructurings under taken by the Company and the partial release of valuation allowances on the Company's deferred tax assets, partially offset by increased state and foreign income taxes associated with the Company's operations.

Loss (Income) of Associated Companies, Net of Taxes

The Company recorded loss from associated companies, net of taxes, of $8,878 in 2023, as compared to income from associated companies, net of taxes of $4,611 in 2022. For the details of each of these investments and the related mark-to-market adjustments in both periods, see Note 10 - "Investments" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report.

Segment Analysis

	Year Ended December 31,
	2023	2022
Revenue:
Diversified Industrial	$1,193,964	$1,285,666
Energy	179,438	181,811
Financial Services	416,911	227,964
Supply Chain	115,144	—
Total	$1,905,457	$1,695,441
Segment income before interest expense and income taxes:
Diversified Industrial	$70,937	$200,629
Energy	16,247	13,608
Financial Services	74,248	63,477
Supply Chain	8,726	—
Corporate and Other	570	23,044
Income before interest expense and income taxes	170,728	300,758
Interest expense	18,400	20,649
Income tax (benefit) provision	(1,674)	73,944
Net income	$154,002	$206,165
Segment depreciation and amortization:
Diversified Industrial	$41,424	$41,805
Energy	10,065	10,546
Financial Services	835	750
Supply Chain	3,569	—
Corporate and Other	672	654
Total depreciation and amortization	$56,565	$53,755
Loss (income) of associated companies, net of taxes:
Corporate and other	$8,878	$(4,611)
Total	$8,878	$(4,611)

Diversified Industrial

Net sales in 2023 decreased by $91,702, or 7.1%, as compared to 2022. The decrease was primarily due to lower sales for the Building Materials business unit, driven by lower sales volume from its roofing products, partially offset by higher volume from its FastenMaster products.

Segment operating income in 2023 decreased by $129,692, or 64.6%, as compared to 2022. The lower operating income was primarily driven by a pre-tax gain of $86,507 related to the divestiture of the SLPE business in 2022 and lower sales performance in 2023 as mentioned above, as well as higher personnel costs in 2023.

Energy

In 2023, net revenue decreased $2,373, or 1.3%, as compared to 2022, primarily due to lower rig hours, partially offset by favorable pricing.

Segment operating income increased $2,639, or 19.4% in 2023, as compared to 2022. The increase of operating income was primarily driven by lower material and labor costs despite the lower revenue in 2023.

Supply Chain

The Company added the Supply Chain segment on May 1, 2023 with revenue of $115,144 and operating income of $8,726.

Corporate and Other

Operating income was $570 in 2023, as compared to $23,044 in 2022. The fluctuations were primarily due to changes in investment gains and losses from both marketable securities and associated companies. Higher investment gain from 2022 was partially offset by higher legal fees.

For additional information on the Company's investments, see Note 2 - "Summary of Significant Accounting Policies" and Note 10 - "Investments" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report.

Financial Services

Revenue in 2023 increased $188,947, or 82.9%, as compared to 2022. The increase was primarily due to an increase in interest income and fees from higher asset based lending, credit risk transfer, held for sale balances, and interest rates, as well as higher non-interest income driven by increased volume as compared to 2022.

Segment operating income in 2023 increased $10,771, or 17.0%, as compared to 2022. The increase was primarily due to higher revenue as discussed above, partially offset by higher SG&A costs, finance interest expense, and provision for credit losses in 2023, as compared to 2022. The higher SG&A cost was driven by higher credit performance fees due to higher credit risk transfer balances as well as higher personnel expense related to an increase in employees. The higher finance interest expense was due to an increase in deposits and higher rates. The higher provision for credit losses primarily resulted from the deterioration in value of the collateral supporting one of WebBank's asset-based lending loans, partially offset by lower retentions of held for maturity loans.

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

	Year Ended December 31,
	2023			2022
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$1,914,585	$335,253	17.5%	$1,097,173	$164,214	15.0%
PPP loans	31,704	616	1.9%	159,262	3,170	2.0%
Held-to-maturity securities	209,618	18,002	8.6%	141,230	8,930	6.3%
Available-for-sale investments	4,432	265	6.0%	2,670	166	6.2%
Federal funds sold	968	38	3.9%	2,241	25	1.1%
Interest-bearing deposits	217,840	6,712	3.1%	221,650	3,025	1.4%
Total interest-earning assets	2,379,147	360,886	15.2%	1,624,226	179,530	11.1%
Non interest-earning assets	4,456			35,925
Total assets	$2,383,603			$1,660,151
Interest-bearing liabilities:
Savings accounts	$300,095	14,189	4.7%	$257,548	3,852	1.5%
Time deposits	1,642,555	66,144	4.0%	919,453	12,558	1.4%
Other borrowings	$26,634	99	0.4%	$141,939	497	0.4%
Total interest-bearing liabilities	1,969,284	80,432	4.1%	1,318,940	16,907	1.3%
Non interest-bearing liabilities	82,506			54,854
Total liabilities	2,051,790			1,373,794
Shareholder's equity	331,813			286,357
Total liabilities and shareholder's equity	$2,383,603			$1,660,151
Net interest income		$280,454			$162,623
Spread on average interest-bearing funds			11.1%			9.2%
Net interest margin			11.8%			9.5%
Return on assets			2.4%			3.0%
Return on equity			17.2%			17.3%
Equity to assets			13.9%			17.2%
Equity to assets (excluding PPP loans)			14.1%			19.1%

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

	Year Ended December 31,
	2023 vs 2022			2022 vs 2021
	Increase/(Decrease)			Increase/(Decrease)
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
Interest earning assets:
Loans receivable	$139,273	$31,766	$171,039	$79,190	$8,089	$87,279
PPP loans	(2,480)	(74)	(2,554)	(33,325)	13,394	(19,931)
Held-to-maturity securities	5,215	3,857	9,072	6,746	1,739	8,485
Available-for-sale investments	105	(6)	99	17	101	118
Federal funds sold	(4)	17	13	—	23	23
Interest-bearing deposits	(51)	3,738	3,687	35	2,774	2,809
Total earning assets	142,058	39,298	181,356	52,663	26,120	78,783
Savings accounts	734	9,603	10,337	309	2,970	3,279
Time deposits	15,409	38,177	53,586	5,238	5,900	11,138
Other borrowings	(397)	(1)	(398)	(5,209)	5	(5,204)
Total funds	15,746	47,779	63,525	338	8,875	9,213
Net variance	$126,312	$(8,481)	$117,831	$52,325	$17,245	$69,570

Balance Sheet Analysis

Loan Portfolio

As of December 31, 2023, net loans receivable accounted for 78% of WebBank's total assets, as compared to 79% at the end of 2022. The following table presents WebBank's loans outstanding by type of loan as of December 31, 2023 and the four other most recent year-ends.

	As of December 31,
	2023		2022		2021		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Commercial - owner occupied	$72	—%	$80	—%	$92	—%	$209	—%	$230	—%
Commercial - other	2,006	0.1%	907	0.1%	571	0.1%	463	—%	429	0.1%
Total real estate loans	2,078	0.1%	987	0.1%	663	0.1%	672	—%	659	0.1%
Commercial and industrial	980,722	49.2%	857,817	54.1%	779,536	73.9%	2,279,672	90.6%	251,349	32.2%
Consumer loans	142,410	7.1%	123,204	7.8%	76,067	7.2%	147,652	5.9%	302,714	38.7%
Loans held for sale	868,884	43.6%	602,675	38.0%	198,632	18.8%	88,171	3.5%	226,532	29.0%
Total loans	1,994,094	100.0%	1,584,683	100.0%	1,054,898	100.0%	2,516,167	100.0%	781,254	100.0%
Less:
Allowance for loan losses	(25,486)		(29,690)		(13,925)		(27,059)		(36,682)
Total loans receivable, net	$1,968,608		$1,554,993		$1,040,973		$2,489,108		$744,572

The following table includes a maturity profile for the loans that were outstanding as of December 31, 2023:

Due During Years Ending December 31,	Real Estate	Commercial & Industrial	Consumer	Loans Held for Sale
2024	$—	$646,889	$92,248	$868,884
2023-2028	72	333,833	50,162	—
2029 and thereafter	2,006	—	—	—
Total	$2,078	$980,722	$142,410	$868,884

Nonperforming Lending Related Assets

Total non-accruing loans were $814 and $788 at December 31, 2023 and 2022, respectively.

	As of December 31,
	2023	2022	2021	2020	2019
Non-accruing loans:
Commercial and industrial	814	788	—	—	—
Total	814	788	—	—	—
Accruing loans delinquent:
90 days or more	15,060	15,940	3,497	8,701	8,051
Total	15,060	15,940	3,497	8,701	8,051
Total non-performing assets	$15,874	$16,728	$3,497	$8,701	$8,051
Total as a percentage of total assets	0.6%	0.9%	0.2%	0.3%	0.9%

Summary of Loan Loss Experience

The methodologies used to estimate the allowance for credit losses ("ACL"), which includes the allowance for loan losses and reserves for unfunded loan commitments, depend upon the impairment status and portfolio segment of the loan. Loan groupings are created for each loan class and are then graded against historical and industry loss rates. After applying historic loss experience, as described above, we review the quantitatively derived level of ACL for each segment using qualitative criteria. We track various risk factors that influence our judgment regarding the level of the ACL across the portfolio segments. The following table summarizes activity in WebBank's ACL related to allowance for loan losses and reserves for unfunded commitments for the periods indicated:

	As of December 31,
	2023	2022	2021	2020	2019
Balance at beginning of period (a)	$34,432	$13,925	$27,059	$36,682	$17,659
Charge offs:
Commercial and industrial	(51,691)	(6,095)	(8,101)	(14,250)	(8,667)
Consumer	(9,262)	(4,011)	(9,205)	(21,042)	(17,918)
Total charge offs	(60,953)	(10,106)	(17,306)	(35,292)	(26,585)
Recoveries:
Commercial real estate	59	27	27	22	22
Commercial and industrial	1,479	1,534	2,532	1,313	461
Consumer	425	1,133	1,490	2,388	1,752
Total recoveries	1,963	2,694	4,049	3,723	2,235
Net charge offs	(58,990)	(7,412)	(13,257)	(31,569)	(24,350)
Additions charged to operations	50,044	23,177	123	21,946	43,373
Balance at end of period	$25,486	$29,690	$13,925	$27,059	$36,682
Ratio of net charge offs during the period to average loans outstanding during the period	3.1%	0.6%	0.6%	1.6%	3.8%
(a)    The beginning balance as of January 1, 2023 for the allowance for credit losses does not agree to the ending balances as of December 31, 2022 due to the adoption of ASU 2016-13 on January 1, 2023 as described in Note 2 - "Summary of Significant Accounting Policies".

The distribution of WebBank's allowance for credit losses on loans at the dates indicated is summarized as follows:

	As of December 31,
	2023		2022		2021		2020		2019
	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans
Commercial real estate	75	0.1%	28	0.1%	23	0.1%	22	—%	24	0.1%
Commercial and industrial	14,744	49.2%	18,493	54.1%	9,205	73.9%	9,293	90.7%	10,920	32.2%
Consumer loans	10,667	7.1%	11,169	7.8%	4,697	7.2%	17,744	5.9%	25,738	38.8%
Loans held for sale	—	43.6%	—	38.0%	—	18.8%	—	3.4%	—	28.9%
Total loans	$25,486	100.0%	$29,690	100.0%	$13,925	100.0%	$27,059	100.0%	$36,682	100.0%

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

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, borrowings from lending institutions, sale of investments and sale of facilities or assets that were not fully utilized. The following table summarizes our liquidity:

	December 31,
	2023	2022
Cash and cash equivalents	$577,928	$234,448
WebBank cash and cash equivalents	170,286	174,257
Cash and cash equivalents, excluding WebBank	407,642	60,191
Readily available borrowing capacity under the Credit Agreement	399,300	410,700
	$806,942	$470,891

Debt and Financing Arrangements

The Company's senior credit facility which was amended and restated in its entirety in December 2021 (the “Credit Agreement”) consists of senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the “Revolving Credit Loans”), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a foreign currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, each as defined in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial covenants as of December 31, 2023. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire on December 29, 2026, and all outstanding amounts will be due and payable.

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

As of December 31, 2023, the Company's working capital was $562,224, as compared to working capital of $156,085 as of December 31, 2022. The increase in working capital during the year ended December 31, 2023, was primarily due to an increase in loans receivable of $450,791 related primarily to an increase in loans held for sale and an increase in cash and cash equivalents of $343,480 primarily due to the Company's disposal of its interest in Aerojet common Stock, partially offset by an increase in retail depository accounts (current liabilities) of $351,108. As of December 31, 2023, the availability under the Credit Agreement was approximately $399,300. During the years ended December 31, 2023 and 2022, capital expenditures were $51,451 and $47,541, respectively. The Company currently expects 2024 capital expenditures in the range of $43,000 to $56,000 in 2024. The Company and its subsidiaries have ongoing commitments, including funding of the minimum requirements of its subsidiaries' pension plans. For the year ending December 31, 2024, the minimum required contribution to the Company's pension plans is $10,260. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events.

Sources and uses of cash flows from continuing operations for the years ended December 31, 2023 and 2022, are as follows:

	December 31,
	2023	2022
Net cash provided by (used in) operating activities	$21,222	$(210,230)
Net cash used in investing activities	(142,202)	(176,558)
Net cash provided by financing activities	464,561	297,172
Net change for the period	$343,581	$(89,616)

Cash Flows from Operating Activities

During the year ended December 31, 2023, the Company generated $21,222 of cash, which was primarily due to operating income of $154,002 and adjustments to operating income, including depreciation and amortization of $56,565 and provision for credit losses of $51,824, partially offset by changes in operating assets and liabilities of $244,964. During the year ended December 31, 2022, the Company used $210,230 of cash, which was primarily due changes in operating assets and liabilities of $421,258, partially offset by operating income of $206,165.

Cash Flows from Investing Activities

During the year ended December 31, 2023, the Company used $142,202 of cash, which was primarily due to purchases of investments of $208,836, loan originations, net of collections of $208,571 and purchases of property, plant, and equipment of $51,451, partially offset by proceeds from the sales of investments of $213,319, an increase of $65,896 in cash on consolidation due to the transfer and exchange agreement with Steel Connect, and proceeds from the maturities of investments for $45,731.

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

Cash Flows from Financing Activities

During the year ended December 31, 2023, the Company generated $464,561 of cash, which was primarily due to an increase in deposits of $513,211, partially offset by repayments of PPP borrowings of $26,486 and share purchases of $20,040.

During the year ended December 31, 2022, the Company generated $297,172 of cash, which was primarily due to an increase in deposits of $743,593, partially offset by repayments of PPP borrowings of $291,117, net revolver loan repayments of $90,616, and share repurchases of $44,973.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $170,286 and $174,257 in cash and cash equivalents, time deposits placed at other institutions and federal funds sold at December 31, 2023 and 2022, respectively. WebBank had $50,000 and $55,000 in lines of credit from its correspondent banks at December 31, 2023 and 2022 respectively. WebBank had

$325,175 and $285,584 available from the Federal Reserve discount window at December 31, 2023 and 2022, respectively. Therefore, WebBank had a total of $545,461 and $514,841 in cash, lines of credit and access to the Federal Reserve Bank discount window at December 31, 2023 and 2022, respectively, which represents approximately 21.8% and 26.9%, respectively, of WebBank's total assets (excluding PPP loans funded through the PPP Liquidity Facility).

Deposits

Deposits at WebBank at December 31, 2023 and 2022 were as follows:

	2023	2022
Current	$1,711,585	$1,360,477
Long-term	370,107	208,004
Total	$2,081,692	$1,568,481

The increase in deposits at December 31, 2023, as compared to 2022, is due to WebBank's asset growth. The average original maturity for time deposits at December 31, 2023 was 15 months, as compared to 14 months at December 31, 2022.

The following table details the maturity of time deposits as of December 31, 2023:

	Maturity
	< 3 Months	3 to 6 Months	6 to 12 Months	> 12 Months	Total
Certificate of deposits less than $100	$564,613	$417,685	$310,445	$369,939	$1,662,682
Certificate of deposits of $100 or more	8,621	22,748	18,891	168	50,428
Total certificates of deposits	$573,234	$440,433	$329,336	$370,107	$1,713,110

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

At December 31, 2023 and 2022, WebBank's undisbursed commitments under these instruments totaled $340,621 and $606,537, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria established by WebBank through one of WebBank's lending agreements with its Marketing Partners, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee, and in some cases are subject to ongoing adjustment by WebBank. Since certain of the commitments are expected to expire without the credit being extended, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each prospective borrower's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by WebBank upon extension of credit, is based on management's credit evaluation of the borrower and WebBank's Marketing Partner.

WebBank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. WebBank uses the same credit policy in making commitments and conditional obligations as it does for on-balance sheet instruments.

Critical Accounting Policies and Estimates

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

Note 2 - "Summary of Significant Accounting Policies" to Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report, includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following is a discussion of the critical accounting policies and methods used by the Company.

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

For 2023, the Company utilized a quantitative approach for all of its reporting units. The assessment was based on a combination of income and market approaches to estimate the fair value of the reporting units, which indicated that the fair values of the reporting units exceeded their respective carrying values. Significant assumptions used in the discounted cash flow analyses included expected future earnings and cash flows, which are based on management's current expectations, as well as the related risk-adjusted discount rate used to estimate fair value. There were no goodwill impairment charges recorded as a result of these assessments. It is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets are impaired. At December 31, 2023, the goodwill related to the Electrical Products reporting unit is at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for Electrical Products' services, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods. As of December 31, 2023 the Electrical Products reporting unit had $46,682 of goodwill and its fair value exceeded its net book value by 11%.

Long-Lived Asset Testing

The Company's accounting policy for long-lived assets is to estimate useful lives and to depreciate or amortize such assets over such lives. The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. If the carrying amounts of the long-lived assets exceed the sum of the undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amounts exceeds their fair values. The Company performs such assessments at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally at the plant level, operating company level or the reporting unit level, depending on the level of interdependencies in the Company's operations. The Company considers various factors in determining whether an impairment test is necessary, including among other things: a significant or prolonged deterioration in operating results and projected cash flows; significant changes in the extent or manner in which assets are used; technological advances with respect to assets which would potentially render them obsolete; the Company's strategy and capital planning; and the economic climate in the markets it serves. When estimating future cash flows and if necessary, fair value, the Company makes judgments as to the expected utilization of assets and estimated future cash flows related to those assets. The Company considers historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and other information available at the time the estimates are made. The Company believes these estimates are reasonable; however, changes in circumstances or conditions could have a significant impact on its estimates, which might result in material impairment charges in the future.

Pension and Other Post-Retirement Benefit Costs

The Company maintains qualified and non-qualified pension and other post-retirement benefit plans for certain subsidiaries. The Company recorded pension income of $11,725 for the year ended December 31, 2023 related to its significant pension plans, and, as of December 31, 2023, the Company had recorded pension liabilities totaling $46,195. Pension benefits are generally based on years of service and the amount of compensation earned during the participants' employment. However, the qualified pension benefits have been frozen for all participants.

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

Allowance for Credit Losses

The ACL includes the allowance for loan losses, reserves for unfunded commitments and allowance on held to maturity debt securities. The ACL represents WebBank’s estimate of current expected credit losses related to loans, including unfunded lending commitments as well as held to maturity debt securities as of the balance sheet date. The ACL represents an amount that, in management's judgment, approximates the current principal amount of loans that will not be collected over the life of those loans. Determining the ACL is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

WebBank utilizes complex models to obtain reasonable and supportable forecasts of future economic conditions dependent upon specific macroeconomic variables related to each of WebBank's loan portfolios. Loans deemed to be collateral dependent are individually evaluated for loss based on the value of the underlying collateral.

The adequacy of the ACL is monitored on a regular basis and is based on management's evaluation of numerous factors, including: the credit loss model outputs; quality of the current loan portfolio; the trend in the loan portfolio's risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all significant loans with probable or observed credit weaknesses; historical charge-off and recovery experience; and other pertinent information. For additional information related to the Company's ACL, see Note 6 - "Loans Receivable, Including Loans Held for Sale" included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report.

Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. Management believes that the ACL was adequate as of December 31, 2023.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide this information as it is a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of Steel Partners Holdings L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Steel Partners Holdings L.P. and subsidiaries (the "Company") as of December 31, 2023, and 2022, the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill Impairment of the Electrical Products Reporting Unit — Refer to Notes 2 and 8 to the consolidated financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves management performing an assessment of each reporting unit to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. On the interim and annual testing date of September 30, 2023 and December 1, 2023, respectively, management performed a quantitative approach (Step 1) to evaluate the Electrical Products reporting unit for impairment. As of December 1, 2023, the Electrical Products reporting unit had $46.7 million of goodwill and its fair value exceeded its net book value by 11%. In performing Step 1, management compared the fair value of the reporting unit to its respective carrying value. The Company determined the fair value estimate of the reporting unit based on a combination of income and market approaches. The income approach utilized a discounted cash flow model that required management to make significant estimates and assumptions related to expected revenue growth rates, expected earnings before interest, taxes and depreciation (“EBITDA”), discount rates, and long-term growth rates. Changes in these assumptions could have a significant impact on the fair value, which then could result in a goodwill impairment charge. The fair value of the reporting unit exceeded its carrying value as of the measurement dates and therefore no impairment was recognized.

We identified goodwill impairment for the Electrical Products reporting unit as a critical audit matter because of the significant amount of goodwill recorded at the reporting unit, the significant estimates and assumptions management made to estimate the fair value of the reporting unit and the differences between its fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the expected revenue growth rates, expected EBITDA, and the selection of the discount and long-term growth rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to goodwill impairment included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value, such as controls related to management’s forecasts of future revenue and expected EBITDA.
•We evaluated management’s ability to accurately forecast by comparing historical results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts of expected revenue and expected growth rates and EBITDA by comparing management’s forecasts with:
–Historical cash flow and trends
–Underlying business strategies and growth plans
–Internal communications to management and the Board of Directors
–External communications, independent industry reports, and forecasted information from selected companies in the reporting unit’s peer group.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) Company’s valuation methodologies and (2) discount and long-term growth rates by:
–Testing the source information underlying the determination of the discount rate and long-term growth rate and the mathematical accuracy of the calculation.
–Developing an independent range of the discount rate and comparing it to the discount rate selected by management.

Income Taxes — Realizability of Deferred Tax Assets Related to Steel Connect Inc. — Refer to Notes 16 to the consolidated financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset is expected to be settled or realized. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of deferred tax assets depends on the existence of sufficient taxable income of the appropriate character. Sources of taxable income include future reversals of deferred tax assets and liabilities, expected future taxable income, taxable income in prior carryback years if permitted under the tax law, and tax planning strategies.

During the year ended December 31, 2023, the Company transferred shares valued at $202.7 million, to Steel Connect, Inc. in exchange for 3,500,000 shares of Series E Preferred Stock, which resulted in the Company obtaining a controlling interest in Steel Connect, Inc. At the time of the transfer there was an unrealized gain on the shares for which a deferred tax liability was required. Steel Connect had maintained and continues to maintain a full valuation allowance against its net deferred tax assets as they are not more likely than not to be utilized. However, there was a change in valuation allowance as part of obtaining control of Steel Connect, Inc. due to the deferred tax liability related to the unrealized gain on the transferred shares.

We identified management’s determination of the amount of the change in the valuation allowance resulting from the unrealized gain on the transferred shares as a critical audit matter because of the significant judgments management made related to taxable income of an appropriate character. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the reasonableness of management’s judgment related to that taxable income.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the realizability of the deferred tax assets included, among other things, the following:

•We tested the effectiveness of controls over the determination of deferred tax assets and the realizability of those deferred tax assets.
•We evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether the deferred tax assets would be realized in the future.
•We evaluated the reasonableness of management's assessment of the significance and weighting of negative evidence and positive evidence that is objectively verifiable.
•With the assistance of our income tax specialists, we evaluated whether the sources of the management’s estimated future taxable income were of appropriate character and sufficient to utilize the deferred tax assets under the relevant tax law prior to expiration.
•We evaluated whether the projections of future taxable income, including evaluating tax opinions of third party specialists regarding such taxable income, were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP
New York, New York
March 8, 2024

We have served as the Company's auditor since 2018.

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands, except common units)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$577,928	$234,448
Trade and other receivables - net of allowance for doubtful accounts of $2,481 and $2,414, respectively	216,429	183,861
Receivables from related parties	234	961
Loans receivable, including loans held for sale of $868,884 and $602,675, respectively, net	1,582,536	1,131,745
Inventories, net	202,294	214,084
Prepaid expenses and other current assets	47,935	40,129
Total current assets	2,627,356	1,805,228
Long-term loans receivable, net	386,072	423,248
Goodwill	148,838	125,813
Other intangible assets, net	114,177	94,783
Other non-current assets	342,046	195,859
Property, plant and equipment, net	253,980	238,510
Operating lease right-of-use assets	76,746	42,711
Long-term investments	41,225	309,697
Total Assets	$3,990,440	$3,235,849
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$131,922	$109,572
Accrued liabilities	117,943	112,744
Deposits	1,711,585	1,360,477
Payables to related parties	2,529	2,881
Short-term debt	—	685
Current portion of long-term debt	67	67
Other current liabilities	101,086	62,717
Total current liabilities	2,065,132	1,649,143
Long-term deposits	370,107	208,004
Long-term debt	191,304	179,572
Other borrowings	15,065	41,682
Preferred unit liability	154,925	152,247
Accrued pension liabilities	46,195	84,948
Deferred tax liabilities	18,353	41,055
Long-term operating lease liabilities	61,790	35,512
Other non-current liabilities	62,161	42,226
Total Liabilities	2,985,032	2,434,389
Commitments and Contingencies
Capital:
Partners' capital common units: 21,296,067 and 21,605,093 issued and outstanding (after deducting 18,367,307 and 17,904,679 units held in treasury, at cost of $329,297 and $309,257, respectively	1,079,853	952,094
Accumulated other comprehensive loss	(121,223)	(151,874)
Total Partners' Capital	958,630	800,220
Noncontrolling interests in consolidated entities	46,778	1,240
Total Capital	1,005,408	801,460
Total Liabilities and Capital	$3,990,440	$3,235,849

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(in thousands, except common units and per common unit data)

	December 31,
	2023	2022
Revenue:
Diversified Industrial net sales	$1,193,964	$1,285,666
Energy net revenue	179,438	181,811
Financial Services revenue	416,911	227,964
Supply Chain revenue	115,144	—
Total revenue	1,905,457	1,695,441
Costs and expenses:
Cost of goods sold	1,103,017	1,096,936
Selling, general and administrative expenses	504,960	383,377
Asset impairment charges	865	3,162
Finance interest expense	80,432	16,907
Provision for credit losses	51,824	23,177
Interest expense	18,400	20,649
Gains from sales of businesses	(58)	(85,683)
Realized and unrealized gains on securities, net	(7,074)	(34,791)
Other income, net	(8,115)	(3,791)
Total costs and expenses	1,744,251	1,419,943
Income from operations before income taxes and equity method investments	161,206	275,498
Income tax (benefit) provision	(1,674)	73,944
Loss (income) of associated companies, net of taxes	8,878	(4,611)
Net income	154,002	206,165
Net income attributable to noncontrolling interests in consolidated entities	(3,173)	(193)
Net income attributable to common unitholders	$150,829	$205,972
Net income per common unit - basic
Net income attributable to common unitholders	$7.04	$9.03
Net income per common unit - diluted
Net income attributable to common unitholders	$6.43	$8.12
Weighted-average number of common units outstanding - basic	21,433,900	22,813,588
Weighted-average number of common units outstanding - diluted	25,356,796	26,869,440

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(in thousands)

	December 31,
	2023	2022
Net income	$154,002	$206,165
Other comprehensive income (loss), net of tax:
Currency translation adjustments	2,120	(3,152)
Changes in pension liabilities and other post-retirement benefit obligations	28,531	(16,919)
Other comprehensive (loss) income	30,651	(20,071)
Comprehensive income	184,653	186,094
Comprehensive income attributable to noncontrolling interests	(3,173)	(193)
Comprehensive income attributable to common unitholders	$181,480	$185,901

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	(Loss) Income	Capital	Entities	Capital
Balance at December 31, 2021	37,828,941	(16,810,932)	(264,284)	795,140	(131,803)	663,337	5,711	669,048
Net income	—	—	—	205,972	—	205,972	193	206,165
Currency translation adjustments	—	—	—	—	(3,152)	(3,152)	—	(3,152)
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	(16,919)	(16,919)	—	(16,919)
Equity compensation - restricted units	1,712,781	—	—	1,280	—	1,280	—	1,280
Tax withholding related to vesting of restricted units	(31,950)	—	—	(1,394)	—	(1,394)	—	(1,394)
Purchases of SPLP common units	—	(1,093,747)	(44,973)	(44,973)	—	(44,973)	—	(44,973)
Purchase of subsidiary shares from noncontrolling interests	—	—	—	(3,942)	—	(3,942)	(4,664)	(8,606)
Other, net	—	—	—	11	—	11	—	11
Balance at December 31, 2022	39,509,772	(17,904,679)	(309,257)	952,094	(151,874)	800,220	1,240	801,460
Net income	—	—	—	150,829	—	150,829	3,173	154,002
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	—	—	(3,862)	—	(3,862)	—	(3,862)
Currency translation adjustments	—	—	—	—	2,120	2,120	—	2,120
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	28,531	28,531	—	28,531
Equity compensation - restricted units	169,332	—	—	1,617	—	1,617	—	1,617
Tax withholding related to vesting of restricted units	(15,730)	—	—	(605)	—	(605)	—	(605)
Purchases of SPLP common units	—	(462,628)	(20,040)	(20,040)	—	(20,040)	—	(20,040)
Noncontrolling interests assumed upon consolidation of Steel Connect	—	—	—	—	—	—	44,718	44,718
Adjustment to interest in consolidated subsidiaries	—	—	—	(110)	—	(110)	(2,481)	(2,591)
Other, net	—	—	—	(70)	—	(70)	128	58
Balance at December 31, 2023	39,663,374	(18,367,307)	$(329,297)	$1,079,853	$(121,223)	$958,630	$46,778	$1,005,408

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$154,002	$206,165
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	51,824	23,177
Loss (income) of associated companies, net of taxes	8,878	(4,611)
Realized and unrealized gains on securities, net	(7,074)	(34,791)
Gains from sale of businesses	(58)	(85,683)
Gain on sale of property, plant and equipment	—	(940)
Derivative gains on economic interests in loans	(4,713)	(5,294)
Non-cash pension expense (income)	11,806	(7,042)
Deferred income taxes	(30,069)	48,546
Depreciation and amortization	56,565	53,755
Non-cash lease expense	18,377	10,461
Equity-based compensation	1,617	1,280
Asset impairment charges	865	3,162
Other	4,166	2,843
Net change in operating assets and liabilities:
Trade and other receivables	4,802	(710)
Inventories	19,247	(41,086)
Prepaid expenses and other assets	(7,718)	(10,431)
Accounts payable, accrued and other liabilities	4,914	35,012
Net increase in loans held for sale	(266,209)	(404,043)
Net cash provided by (used in) operating activities	21,222	(210,230)
Cash flows from investing activities:
Purchases of investments	(208,836)	(310,798)
Proceeds from maturities of investments	45,731	156,050
Proceeds from sales of investments	213,319	19,828
Principal repayment on Steel Connect Convertible Note	1,000	—
Loan originations, net of collections	(208,571)	(90,030)
Purchases of property, plant and equipment	(51,451)	(47,541)
Proceeds from sale of property, plant and equipment	1,846	1,241
Proceeds from sale of businesses	—	142,426
Acquisitions, net of cash acquired	—	(47,280)
Increase in cash upon consolidation of Steel Connect	65,896	—
Other	(1,136)	(454)
Net cash used in investing activities	(142,202)	(176,558)
Cash flows from financing activities:
Net revolver borrowings (repayments)	11,115	(90,616)
Repayments of term loans	(67)	(82)
Purchases of the Company's common units	(20,040)	(44,973)
Net decrease in other borrowings	(26,486)	(291,117)
Distribution to preferred unitholders	(9,633)	(9,633)
Purchase of subsidiary shares from noncontrolling interests	(2,934)	(8,606)
Tax withholding related to vesting of restricted units	(605)	(1,394)
Net increase in deposits	513,211	743,593
Net cash provided by financing activities	464,561	297,172
Net change for the period	343,581	(89,616)
Effect of exchange rate changes on cash and cash equivalents	(101)	(1,299)
Cash and cash equivalents at beginning of period	234,448	325,363
Cash and cash equivalents at end of period	$577,928	$234,448

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
•Available-for-sale debt securities are reported at fair value, with unrealized gains and losses recognized in accumulated other comprehensive income or loss ("AOCI") as a separate component of SPLP's Partners' capital in both 2023 and 2022.
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

Trade Receivables, Net

Trade receivables, net, include amounts billed and due from customers. The Company maintains an allowance for credit losses to provide for the estimated amount that will not be collected. The allowance for credit losses is based on current and historical information and reasonable and supportable forecasts of future events and circumstances and includes a combination of factors including management's evaluation of the financial condition of the customer, historical experience, credit quality, whether any amounts are currently past due, the length of time accounts may be past due and management's determination of a customer's current ability to pay its obligations. Trade receivable balances are charged off against the allowance when it is determined that the receivables will not be recovered, and payments subsequently received on such receivables are credited to recovery of accounts written off. The Company believes that the credit risk with respect to trade receivables is limited due to this credit evaluation process. As of December 31, 2023, the top 10 of the Company's largest customer balances accounted for 27% of the Company's trade receivables. The Company's allowance for doubtful accounts for trade receivables was $2,481 and $2,414 as of December 31, 2023 and 2022, respectively. The Company recorded charges of $419 to the allowance offset by recoveries of $352 for the year ended December 31, 2023 and charges of $525 to the allowance offset by recoveries of $1,621 for the year ended December 31, 2022.

Loans Receivable, Including Loans Held for Sale

WebBank's loan activities include several lending arrangements with companies where it originates credit card and other loans for consumers and small businesses. These loans are classified as Loans receivable and are typically sold after origination. As part of these arrangements, WebBank earns fees that are recorded in non-interest income. Fees earned from these lending arrangements are recorded as fee income. WebBank also purchases participations in commercial and industrial loans through loan syndications. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for credit losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the estimated life of the loan.

Loans held for sale are carried at the lower of amortized cost basis or fair value. Gains and losses are recorded in noninterest income based on the difference between sales proceeds and amortized cost.

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

Allowance for Credit Losses

The ACL, which consist of the allowance for loan losses, reserves for unfunded loan commitments, and the allowance on held to maturity debt securities, represents management's estimate of current expected credit losses over the contractual term of WebBank’s loan portfolio, unfunded lending commitments, and held to maturity debt securities as of the balance sheet date.

The reserves for unfunded lending commitments is included in other current liabilities on the consolidated balance sheets. The allowance for held to maturity debt securities is estimated separately from loans and carried at net amortized cost included in other non-current assets on the consolidated balance sheets. The ACL for WebBank's held to maturity debt securities debt securities portfolio is not presented separately on the consolidated balance sheet due to immateriality.

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

Indefinite-lived intangible assets are tested for impairment at least annually, or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Companies can use the same two testing approaches for indefinite-lived intangibles as for goodwill. There were no impairments of goodwill or other intangible assets in 2023 and 2022.

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

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 18 - "Fair Value Measurements"). At December 31, 2023, outstanding derivatives mature within 3 to 5 years. Gains and losses resulting from changes in fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial Services revenue. Fair value represents the estimated amounts that WebBank would receive at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

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

Business Combinations

Business combinations are accounted for using the purchase method of accounting. The purchase price of an acquisition is measured as the aggregate of the fair value of the consideration transferred at the acquisition date. The purchase price is allocated to the fair values of the tangible and intangible assets acquired and liabilities assumed at date of acquisition, with any excess recorded as goodwill. These fair value determinations require management to make estimates which are based on all available information and may involve the use of assumptions with respect to the timing and amount of future revenues and expenses, the weighted average cost of capital, and royalty rates associated with the transaction and the assets or liabilities acquired. In addition to using management estimates the Company uses a variety of information sources to determine the estimated fair values of acquired assets and liabilities including third-party appraisals for the estimated value and lives of identifiable intangible assets and property, plant and equipment. This judgment and determination affect the amount of consideration paid that is allocable to assets and liabilities acquired in the business purchase transaction. The purchase price allocation may be provisional during a measurement period of up to one year to provide reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. Any such measurement period adjustments are recognized in the period in which the adjustment amount is determined. Transaction costs associated with the acquisition are expensed as incurred.

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

The Company has also entered into rebate agreements with certain customers. These programs are typically structured to incentivize the customers to increase their annual purchases from the Company. The rebates are usually calculated as a percentage of the purchase amount, and such percentages may increase as the customer's level of purchases rise. Rebates are recorded as a reduction of net sales in the Company's consolidated statements of operations. As of December 31, 2023 and 2022, accrued rebates payable totaled $16,109 and $21,815, respectively, and are included in Accrued liabilities on the Company's consolidated balance sheets.

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

An immaterial portion of Energy revenues are service revenues related to Energy's youth sports business. These service revenues are recognized when services are provided to the customer, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those services. Consideration for the Energy's sports business contracts is generally fixed.

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

Supply Chain Segment

The Supply Chain segment recognizes revenue from its contracts with customers primarily from the sale of supply chain management services. Revenue is recognized when control of the promised goods or services transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Amounts billed to customers under supply chain management services arrangements include revenue attributable to the services performed as well as for materials procured on the customer's behalf as part of its service to them. The majority of these arrangements consist of two distinct performance obligations (i.e. warehousing/inventory management service and a separate kitting/packaging/assembly service), revenue related to each of which is recognized over time as services are performed using an input method based on the level of efforts expended.

Concentration of Revenue

No single customer accounted for 10% or more of the Company's consolidated revenues in 2023 or 2022.

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

Pension Plans

The Company sponsors qualified and non-qualified pension and other post-retirement benefit plans covering certain of its current or former employees. In accordance with accounting standards for employee pension benefits, the Company recognizes on a plan-by-plan basis the unfunded status of its pension and post-retirement benefit plans in the consolidated financial statements and measures its pension plan assets and benefit obligations as of December 31, except for Steel Connect’s employee benefit plans which are measured as of its fiscal year end, July 31 (and approximates the value at December 31). The obligation for the Company's pension and post-retirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates and expected mortality for employee benefit liabilities, rates of return on plan assets and expected annual rates for salary increases for employee participants.

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

Environmental Liabilities

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for environmental liabilities are included in Accrued liabilities and Other non-current liabilities. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study.

These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The actual settlement of the Company’s liability for environmental matters could materially differ from its estimates due to a number of uncertainties such as the extent of contamination, changes in environmental laws and regulations, potential improvements in remediation technologies and the participation of other responsible parties.

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities recognize estimated credit losses over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The Company adopted ASU 2016-13 on January 1, 2023. The guidance was applied on a modified-retrospective basis, with the cumulative-effect adjustment recorded to partners' capital on the adoption date. The adoption did not have a material effect on the Company's trade receivables and other financial assets of its Diversified Industrial and Energy segments. The Company's Financial Services segment recognized an increase of $5,248 to its Allowance for Credit Losses and a decrease of $3,862, net of tax cumulative effect adjustment to the beginning balance of partners' capital from the adoption of ASU 2016-13. Steel Connect, which comprise the Company's Supply Chain segment, elected to early adopt ASU 2016-13 as of the date of the Exchange Transaction, or May 1, 2023, in order to confirm with our accounting policies. The adoption did not have a material effect on the trade receivables and other financial assets of the Company's Supply Chain segment.

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

Accounting Standards Not Yet Effective

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The new guidance requires disaggregated information about the effective tax rate reconciliation and additional information on taxes paid that meet a quantitative threshold. The new guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption and retrospective application permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures; however, adoption will not impact its consolidated balance sheets or income statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The new guidance requires a public entity to disclose significant expenses and other segment items that are regularly reported to the chief operating decision maker ("CODM") and the nature of segment expense information used to manage operations. Additionally, it requires a public entity to disclose the title and position of the CODM. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new guidance is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures; however, adoption will not impact its consolidated balance sheets or income statements.

In August 2023, the FASB issued ASU 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement ("ASU 2023-05"). ASU 2023-05 applies to the formation of a "joint venture" or a "corporate joint venture" and requires a joint venture to initially measure all contributions received upon its formation at fair value. The new guidance is applicable to joint venture entities with a formation date on or after January 1, 2025, on a prospective basis. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact of this accounting standard; however, adoption is not expected to have a material impact on its consolidated balance sheets or income statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The new standard clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring the fair value of the security. The new standard also requires certain disclosures related to equity securities with contractual sale restrictions. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption is not expected to have a material impact on the Company's consolidated balance sheets or income statements.

3. REVENUES

Disaggregation of Revenues

Revenues are disaggregated at the Company's segment level since the segment categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. For additional details related to the Company's reportable segments see Note 21 - "Segment Information."

The following table presents the Company's revenues disaggregated by geography for the years ended December 31, 2023 and 2022. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Year Ended December 31,
	2023	2022
United States	$1,744,076	$1,613,438
Foreign	161,381	82,003
Total revenue	$1,905,457	$1,695,441

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections result in billed trade receivables, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheets. The balances of contract assets as of December 31, 2023 and 2022 were $5,317 and $11,937, respectively. As of December 31, 2023 and 2022, the Company's return assets account was not material.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts that are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheets based on the timing of when the Company expects to recognize revenue.

Contract Liabilities
Balance at December 31, 2022	$4,380
Deferral of revenue	23,004
Recognition of unearned revenue	(19,996)
Balance at December 31, 2023	$7,388

Balance at December 31, 2021	$3,396
Deferral of revenue	10,894
Recognition of unearned revenue	(9,910)
Balance at December 31, 2022	$4,380

4. LEASES

The Company has operating and finance leases for operating plants, warehouses, corporate offices, housing facilities, vehicles and equipment. The Company's leases have remaining lease terms of up to 18 years.

The components of lease cost are as follows:

	Year Ended December 31,
	2023	2022
Operating lease cost	$17,497	$9,669
Short-term lease cost	$880	$792

Finance lease cost:
Amortization of right-of-use assets	$1,782	$1,521
Interest on lease liabilities	227	220
Total finance lease cost	$2,009	$1,741

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,401	$10,110
Operating cash flows from finance leases	$221	$216
Financing cash flows from finance leases	$2,342	$1,995
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$15,068	$19,567
Finance leases	$1,795	$1,863

Supplemental balance sheet information related to leases is as follows:

	December 31, 2023	December 31, 2022	Location on Consolidated Balance Sheet
Operating leases
Operating lease right-of-use assets	$76,746	$42,711	Operating lease right-of-use assets

Current operating lease liabilities	$17,770	$7,733	Other current liabilities
Non-current operating lease liabilities	61,790	35,512	Long-term operating lease liabilities
Total operating lease liabilities	$79,560	$43,245

Finance leases
Finance lease assets	$7,344	$7,296	Property, plant and equipment, net

Current finance lease liabilities	$2,086	$2,111	Other current liabilities
Non-current finance lease liabilities	2,631	3,125	Other non-current liabilities
Total finance lease liabilities	$4,717	$5,236

	Year Ended December 31,
	2023	2022
Weighted-average remaining lease term (years)
Operating leases	6.68 years	7.30 years
Finance leases	2.64 years	2.85 years
Weighted-average discount rate
Operating leases	5.31%	4.52%
Finance leases	5.43%	4.10%

Maturities of lease liabilities, as of December 31, 2023, are as follows:

	Operating Leases	Finance Leases
2024	$21,071	$2,285
2025	17,215	1,488
2026	13,417	948
2027	10,632	361
2028	7,824	12
Thereafter	25,694	—
Total lease payments	95,853	5,094

Present value of current lease liabilities	17,770	2,086
Present value of long-term lease liabilities	61,790	2,631
Total present value of lease liabilities	79,560	4,717

Difference between undiscounted cash flows and discounted cash flows	$16,293	$377

5. ACQUISITIONS AND DIVESTITURES

STCN Transfer and Exchange Agreement

On April 30, 2023, the Company and Steel Connect, executed a series of agreements, in which the Steel Partners Group transferred an aggregate of 3,597,744 shares of common stock, par value $0.10 per share, of Aerojet Rocketdyne Holdings, Inc. ("Aerojet") held by the Steel Partners Group to Steel Connect in exchange for 3,500,000 shares of newly created Series E Convertible Preferred Stock of Steel Connect (the “Series E Convertible Preferred Stock” and such transfer and related transactions, the "Exchange Transaction"). Following approval on June 6, 2023 by the Steel Connect stockholders pursuant to the rules of The Nasdaq Stock Market LLC, the Series E Convertible Preferred Stock is convertible into an aggregate of 184.9 million shares (19.8 million shares post June 21, 2023 reverse/forward stock split) of Steel Connect common stock, par value $0.01 per share (the “common stock” or “Common Stock”), and will vote together with the Steel Connect common stock and participate in any dividends paid on the Steel Connect common stock, in each case on an as-converted basis. Upon conversion of the Series E Convertible Preferred Stock, when combined with STCN common stock, STCN convertible debt, if converted, and STCN Series C preferred shares, also if converted, owned by the Company, would result in the Steel Partners Group holding approximately 84.0% of the outstanding equity interests of Steel Connect. The Exchange Transaction closed on May 1, 2023, the date that the consideration was exchanged between the Company and Steel Connect and as of that date Steel Connect became a consolidated subsidiary for financial reporting purposes. Steel Connect is not consolidated for Federal income tax purposes because the ownership in Steel Connect is dispersed between different federal tax consolidation groups. Steel Connect's assets and liabilities have been included in the Company's consolidated balance sheet, with a related noncontrolling interest of 16.0% of STCN's common stock. Prior to May 1, 2023, the Company held a 49.6% ownership interest in Steel Connect and accounted for its investment in Steel Connect in accordance with the equity method of accounting. The Company remeasured the previously held equity method investment to its fair value based upon a valuation of Steel Connect, as of the date of the Exchange Transaction. The Exchange Transaction accomplishes the Company's objective, which is to increase ownership in Steel Connect in order to benefit from future earnings and growth and strengthens Steel Connect’s balance sheet to permit it to do acquisitions.

The Exchange Transaction was accounted for in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations, and, accordingly, Steel Connect’s results of operations have been consolidated in our financial statements since the date of the Exchange Transaction. The Company recorded a preliminary allocation of the Exchange Transaction to assets acquired and liabilities assumed based on their estimated fair values as of May 1, 2023. The purchase price and purchase price allocation of the Exchange Transaction were finalized as of December 31, 2023, with no significant changes to preliminary amounts. The transaction costs associated with the Exchange Transaction were approximately $4,678 and were expensed as incurred within selling, general and administrative expenses for the year ended December 31, 2023.

The following table summarizes the total Exchange Transaction consideration:

(in thousands)	May 1, 2023
Fair value of Aerojet common stock	$202,733

Fair value of previously held interests in Steel Connect:
Steel Connect common stock	19,010
Steel Connect Series C Preferred Stock	35,000
Steel Connect Convertible Note	13,006

Noncontrolling interest ("NCI") at fair value	44,800

Less cash acquired	(65,896)

Total estimated consideration, less cash acquired	$248,653

The Company remeasured the fair value of STCN common stock using the quoted market price available on the date immediately prior to when the Exchange Transaction was executed, which was the closing market price as of Friday, April 28, 2023, as that represented the information known and knowable at the time of the Exchange Transaction. The Company notes that the change in the calculation resulted in a measurement period adjustment which reallocated the components of total estimated consideration between the fair value of previously held STCN common stock and NCI, with no change to the overall consideration transferred. This measurement period adjustment was recorded as of December 31, 2023 and did not result in any other changes to assets or liabilities recognized by the Company.

The Company's fair value estimates of the assets acquired and the liabilities assumed in the Exchange Transaction, as well as final fair value allocations reflecting adjustments made during the measurement period to date, are as follows:

(in thousands)	Initial Estimate	Measurement Period Adjustments	Final Allocation

Trade and other receivables	$36,900	$—	$36,900
Inventories, net	6,900	—	6,900
Prepaid expenses and other current assets	5,000	—	5,000
Identifiable intangible assets	36,000	(500)	35,500
Other non-current assets	3,900	—	3,900
Property, plant and equipment, net	3,400	—	3,400
Operating lease right-of-use assets	29,250	—	29,250
Investments	202,733	—	202,733
Total assets acquired	324,083	(500)	323,583

Accounts payable	26,300	—	26,300
Accrued liabilities	29,100	—	29,100
Other current liabilities	15,230	—	15,230
Long-term operating lease liabilities	21,300	—	21,300
Other non-current liabilities	5,500	300	5,800
Total liabilities assumed	97,430	300	97,730

Goodwill	22,000	800	22,800
Net assets acquired at fair value	$248,653	$—	$248,653

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

WebBank Acquisition of Security Premium Finance

On August 2, 2022, the Company, through its wholly-owned subsidiary, WebBank, completed the acquisition of Security Premium Finance Company, LLC ("Security Premium Finance"), based in Coral Gables, Florida for a total purchase price of $47,280 which was financed with cash on hand. The purchase price contains a profit share interest valued at approximately $1,440, of which $190 was unpaid as of December 31, 2022. Security Premium Finance provides insurance premium financing services for commercial and consumer clients to purchase property and casualty insurance products. Security Premium Finance is included with WebBank in the Company's Financial Services segment. In connection with the acquisition, the Company recorded premium finance receivables, other intangible assets and goodwill associated with the acquisition, totaling approximately $43,124, $1,370 and $2,959, respectively, as well as other assets and liabilities. Other intangible assets primarily consist of agent relationships. The goodwill from the acquisition consists largely of the synergies expected from combining the operations of the two businesses. The goodwill of $2,959 is amortizable for income tax purposes.

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

2022 Investment in Nonconsolidated Affiliate

On April 1, 2022, the Company acquired an interest in PCS-Mosaic Co-Invest L.P. ("PCS-Mosaic"), a private investment fund for a purchase price of approximately $23,600. The fund is primarily invested in specialized software development and training services. The Company accounts for its investment as an equity method investment as the Company does not have a controlling financial interest. The Company has not elected the fair value option to account for PCS-Mosaic which will be carried at cost, plus or minus the Company's share of net earnings or losses of the investment, subject to certain other adjustments. The Company's share of net earnings or losses of the investment is included in Loss (income) of associated companies, net of taxes, on the Company's consolidated statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Due to the timing of receiving financial information from PCS-Mosaic, the Company will record its share of net earnings or losses on a three month lag basis. For additional details, see Note 10 – "Investments."

2022 Divestiture of SLPE Business

On April 25, 2022, the Company completed the sale of its subsidiary, SL Power Electronics Corporation ("SLPE"), to AEI US Subsidiary LLC, a subsidiary of Advanced Energy Industries, Inc. for a sales price of $144,500, consisting entirely of cash, subject to customary closing net working capital adjustments. The Company recognized a pre-tax gain from operations of $86,507 which is presented in Gains from sales of businesses in the consolidated statement of operations for the year ended December 31, 2022. SLPE designed, manufactured, and marketed power conversion solutions for original equipment manufacturers in the medical, lighting, audio-visual, controls, and industrial sectors and comprised the Company's Electrical Products business in the Diversified Industrial segment. SLPE recognized net sales of $19,408 and income before taxes of $72 for the year ended December 31, 2022.

6. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classifications of Loans receivable, including loans held for sale, held by WebBank at December 31, 2023 and 2022 are as follows:

	Total				Current		Non-current
	December 31, 2023	%	December 31, 2022	%	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Loans held for sale	$868,884		$602,675		$868,884	$602,675	$—	$—

Commercial real estate loans	$2,078	—%	$987	—%	—	—	2,078	$987
Commercial and industrial	980,722	87%	857,817	87%	646,890	472,934	333,832	384,883
Consumer loans	142,410	13%	123,204	13%	92,248	85,826	50,162	37,378
Total loans	1,125,210	100%	982,008	100%	739,138	558,760	386,072	423,248
Less:
Allowance for credit losses	(25,486)		(29,690)		(25,486)	(29,690)	—	—
Total loans receivable, net	$1,099,724		$952,318		713,652	529,070	386,072	423,248
Loans receivable, including loans held for sale (a)					$1,582,536	$1,131,745	$386,072	$423,248
(a)    The amortized cost of loans receivable, including loans held for sale, is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, was $1,967,021 and $1,548,035 at December 31, 2023 and 2022, respectively.

Loans with an amortized cost of approximately $381,256 and $323,740 were pledged as collateral for potential borrowings at December 31, 2023 and 2022, respectively. WebBank serviced $1,744 and $2,700 in loans for others at December 31, 2023 and 2022, respectively.

WebBank sold loans classified as loans held for sale of $19,907,907 and $16,249,021 during the year ended December 31, 2023 and 2022, respectively. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of consumer and small business loans. Amounts added to loans held for sale were $20,356,321 and $16,744,182 during the year ended December 31, 2023 and 2022, respectively.

WebBank's ACL decreased $4,204, or 14%, during the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease in ACL during the year ended December 31, 2023 was driven by a shift to lower risk loan balances, partially offset by an increase related to the adoption of CECL.

Changes in the ACL are summarized as follows:

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2021	$23	$9,205	$4,697	$13,925
Charge-offs	—	(6,095)	(4,011)	(10,106)
Recoveries	27	1,534	1,133	2,694
Provision	(22)	13,849	9,350	23,177
December 31, 2022	$28	$18,493	$11,169	29,690
Impact of adopting ASC 326	1	1,144	3,597	4,742
Charge-offs	—	(51,691)	(9,262)	(60,953)
Recoveries	59	1,479	425	1,963
Provision	(13)	45,319	4,738	50,044
December 31, 2023	$75	$14,744	$10,667	$25,486

The ACL and outstanding loan balances are summarized as follows:

December 31, 2023	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for credit losses:
Individually evaluated for impairment	$8	$1,000	$—	$1,008
Collectively evaluated for impairment	67	13,744	10,667	24,478
Total	$75	$14,744	$10,667	$25,486
Outstanding loan balances:
Individually evaluated for impairment	$8	$3,095	$—	$3,103
Collectively evaluated for impairment	2,070	977,627	142,410	1,122,107
Total	$2,078	$980,722	$142,410	$1,125,210

December 31, 2022	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for credit losses:
Individually evaluated for impairment	$8	$825	$—	$833
Collectively evaluated for impairment	20	17,668	11,169	28,857
Total	$28	$18,493	$11,169	$29,690
Outstanding loan balances:
Individually evaluated for impairment	$8	$4,357	$—	$4,365
Collectively evaluated for impairment	979	853,460	123,204	977,643
Total	$987	$857,817	$123,204	$982,008

Nonaccrual and Past Due Loans

Commercial and industrial loans past due 90 days or more and still accruing interest were $10,270 and $11,260 at December 31, 2023 and 2022, respectively. Consumer loans past due 90 days or more and still accruing interest were $4,790 and 4,680 at December 31, 2023 and 2022, respectively. The Company had nonaccrual loans of $814 and $788 at December 31, 2023 and December 31, 2022, respectively.

Past due loans (accruing and nonaccruing) are summarized as follows:

December 31, 2023	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$2,078	$—	$—	$—	$2,078	$—	$—
Commercial and industrial	959,852	10,600	10,270	20,870	980,722	10,270	814
Consumer loans	132,570	5,050	4,790	9,840	142,410	4,790	—
Total loans	$1,094,500	$15,650	$15,060	$30,710	$1,125,210	$15,060	$814
(a)    Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

December 31, 2022	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$987	$—	$—	$—	$987	$—	$—
Commercial and industrial	832,757	13,800	11,260	25,060	857,817	11,260	788
Consumer loans	115,054	3,470	4,680	8,150	123,204	4,680	—
Total loans	$948,798	$17,270	$15,940	$33,210	$982,008	$15,940	$788
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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

December 31, 2023	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$2,070	$—	$8	$—	$2,078
Commercial and industrial	675,952	301,675	—	3,095	—	980,722
Consumer loans	142,410	—	—	—	—	142,410
Total loans	$818,362	$303,745	$—	$3,103	$—	$1,125,210

December 31, 2022	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$979	$—	$8	$—	$987
Commercial and industrial	566,419	287,041	—	3,569	788	857,817
Consumer loans	123,204	—	—	—	—	123,204
Total loans	$689,623	$288,020	$—	$3,577	$788	$982,008

The following table presents the amortized cost basis loan balances by year of origination and credit quality indicator:

	As of December 31, 2023						Revolving loans amortized cost basis
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior		Total
Commercial Real Estate Loans
Risk Rating:
Pass	$1,116	$591	$126	$61	$42	$134	$—	$2,070
Sub-standard	—	—	—	—	—	8	—	8
Total Commercial Real Estate Loans	$1,116	$591	$126	$61	$42	$142	$—	$2,078

Commercial & Industrial
Risk Rating:
Pass	$135,468	$114,821	$51,181	$205	$—	$—	$—	$301,675
Non - graded	508,163	11,717	414	1,901	278	62	153,417	675,952
Sub-standard	560	27	—	—	—	2,508	—	3,095
Total Commercial & Industrial	$644,191	$126,565	$51,595	$2,106	$278	$2,570	$153,417	$980,722
Current period gross charge-offs	$1,751	$11,932	$37,036	$508	$458	$6	$—	$51,691

Consumer Loans
Risk Rating:
Non - graded	$74,242	$25,733	$2,475	$594	$1,056	$51	$38,259	$142,410
Total Consumer Loans	$74,242	$25,733	$2,475	$594	$1,056	$51	$38,259	$142,410
Current period gross charge-offs	$2,315	$3,634	$242	$163	$301	$95	$2,512	$9,262

	As of December 31, 2022						Revolving loans amortized cost basis
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior		Total
Commercial Real Estate Loans
Risk Rating:
Pass	$604	$128	$62	$50	$26	$109	$—	$979
Sub-standard	—	—	—	—	—	8	—	8
Total Commercial Real Estate Loans	$604	$128	$62	$50	$26	$117	$—	$987

Commercial & Industrial
Risk Rating:
Pass	$110,815	$164,794	$11,432	$—	$—	$—	$—	$287,041
Non - graded	424,501	6,970	5,194	509	74	—	129,171	566,419
Sub-standard	834	3	—	—	2,732	—	—	3,569
Doubtful	—	—	—	—	788	—	—	788
Total Commercial & Industrial	$536,150	$171,767	$16,626	$509	$3,594	$—	$129,171	$857,817
Current period gross charge-offs	$1,136	$1,918	$1,268	$941	$832	$—	$—	$6,095

Consumer Loans
Risk Rating:
Non - graded	$62,268	$5,270	$1,616	$4,141	$742	$9	$49,158	$123,204
Total Consumer Loans	$62,268	$5,270	$1,616	$4,141	$742	$9	$49,158	$123,204
Current period gross charge-offs	$290	$99	$320	$2,397	$500	$62	$343	$4,011

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that WebBank will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. When loans are impaired, WebBank estimates the amount of the balance that is impaired and allocates additional reserves to the loan based on the estimated present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral less the cost to sell. When the impairment is based on the fair value of the loan's underlying collateral, the portion of the balance that is impaired is generally charged off.

During the year ended December 31, 2023, WebBank did not issue new loans under the SBA Paycheck Protection Program ("PPP") authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The existing loans were funded by the PPP Liquidity Facility, have terms of between two and five years, and their repayment is guaranteed by the SBA. Payments by borrowers on the loans can begin up to 16 months after the note date, and interest will continue to accrue during the 16-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. The PPP loans are included in Commercial and industrial loans in the table above.

As of December 31, 2023, the total PPP loans and associated liabilities were $16,660 and $15,065, respectively, and included in Long-Term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of December 31, 2023. As of December 31, 2022, the total PPP loans and associated liabilities were $48,656 and $41,682, respectively and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of December 31, 2023 and 2022. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan. WebBank has received forgiveness payments from the SBA and received payments from borrowers of $3,079,326 comprising 99.4% of its PPP portfolio through December 31, 2023.

The Company was offering loan modifications to assist borrowers during the COVID-19 pandemic. The Company's loan modifications allow for payment deferrals, payment reduction, and settlements amongst others. At December 31, 2023, the Company had granted loan modifications on $786 of loans. The loan modification program is ongoing and additional loans continue to be granted modifications. The Company granted approximately 3,847 short–term deferments on loan balances of $786, which represent 0.07% of total loan balances as of December 31, 2023.

7. INVENTORIES, NET

A summary of Inventories, net is as follows:

	December 31, 2023	December 31, 2022
Finished products	$62,798	$57,487
In-process	34,376	39,300
Raw materials	68,895	79,008
Fine and fabricated precious metal in various stages of completion	36,393	39,104
	202,462	214,899
LIFO reserve	(168)	(815)
Total	$202,294	$214,084

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, the Company purchases, maintains and utilizes precious metal inventory. The Company records certain precious metal inventory at the lower of LIFO cost or market value, with any adjustments recorded through Cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

The Company obtains certain precious metals under a fee consignment agreement. As of December 31, 2023 and 2022, the Company had approximately $30,242 and $29,381, respectively, of precious metals, principally silver, under consignment, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount recorded in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

	December 31, 2023	December 31, 2022
Supplemental inventory information:
Precious metals stated at LIFO cost	$2,113	$6,678
Precious metals stated under non-LIFO cost methods, primarily at fair value	$34,112	$31,611
Market value per ounce: (in whole dollars)
Silver	$23.93	$23.91
Gold	$2,069.11	$1,824.52
Platinum	$998.58	$1,073.91
Palladium	$1,108.32	$1,799.36

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying amount of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Financial Services	Supply Chain	Corporate and Other	Total
Balance at December 31, 2022:
Gross goodwill	$155,183	$67,143	$9,474	—	$81	$231,881
Accumulated impairments	(41,278)	(64,790)	—	—	—	(106,068)
Net goodwill	113,905	2,353	9,474	—	81	125,813
Acquisitions (a)	—	—	—	22,785	—	22,785
Currency translation adjustments	240	—	—	—	—	240
Balance at December 31, 2023:
Gross goodwill	155,423	67,143	9,474	22,785	81	254,906
Accumulated impairments	(41,278)	(64,790)	—	—	—	(106,068)
Net goodwill	$114,145	$2,353	$9,474	$22,785	$81	$148,838
(a)    Related to the Exchange Transaction with Steel Connect. See Note 5 - "Acquisitions and Divestitures".

	Diversified Industrial	Energy	Financial Services	Corporate and Other	Total
Balance at December 31, 2021:
Gross goodwill	$180,347	$67,143	$6,515	$81	$254,086
Accumulated impairments	(41,278)	(64,790)	—	—	(106,068)
Net goodwill	139,069	2,353	6,515	81	148,018
Acquisitions (a)	—	—	2,959	—	2,959
Divestitures (b)	(25,157)	—	—	—	(25,157)
Currency translation adjustments	(7)	—	—	—	(7)
Balance at December 31, 2022:
Gross goodwill	155,183	67,143	9,474	81	231,881
Accumulated impairments	(41,278)	(64,790)	—	—	(106,068)
Net goodwill	$113,905	$2,353	$9,474	$81	$125,813
(a)    Related to the acquisition of Security Premium Finance. See Note 5 - "Acquisitions and Divestitures."
(b)    Related to the divestiture of the SLPE business. See Note 5 - "Acquisitions and Divestitures."

For 2023, the Company utilized a quantitative approach for all of its reporting units. The assessment was based on a combination of income and market approaches to estimate the fair value of the reporting units, which indicated that the fair values of the reporting units exceeded their respective carrying values. Significant assumptions used in the discounted cash flow analyses included expected future earnings and cash flows, which are based on management's current expectations, as well as the related risk-adjusted discount rate used to estimate fair value. There were no goodwill impairment charges recorded as a result of these assessments. It is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets are impaired. At December 31, 2023, the goodwill related to the Electrical Products reporting unit is at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for Electrical Products' services, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods. As of December 31, 2023 the Electrical Products reporting unit had $46,682 of goodwill and its fair value exceeded its net book value by 11%.

A summary of Other intangible assets, net is as follows:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$216,968	$144,686	$72,282	$191,508	$132,246	$59,262
Trademarks, trade names and brand names	57,160	23,431	33,729	46,601	21,755	24,846
Developed technology, patents and patent applications	33,102	25,086	8,016	32,762	23,276	9,486
Other	16,662	16,512	150	16,657	15,468	1,189
Total	$323,892	$209,715	$114,177	$287,528	$192,745	$94,783
Trademarks with indefinite lives as of December 31, 2023 and 2022 were $22,210 and $11,680, respectively. Amortization expense related to intangible assets was $16,587 and $15,361 for the years ended December 31, 2023 and 2022, respectively. The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Year Ending December 31,
	2024	2025	2026	2027	2028	Thereafter
Estimated amortization expense	$17,192	$15,705	$13,687	$13,007	$12,213	$20,163

9. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	December 31, 2023	December 31, 2022
Land	$22,810	$22,723
Buildings and improvements	118,552	101,223
Machinery, equipment and other	481,923	453,452
Construction in progress	21,098	21,721
	644,383	599,119
Accumulated depreciation	(390,403)	(360,609)
Property, plant and equipment, net	$253,980	$238,510

Depreciation expense was $39,978 and $38,394 for the years ended December 31, 2023 and 2022, respectively.

10. INVESTMENTS

The following table summarizes the Company's long-term investments as of December 31, 2023 and 2022:

	Ownership %		Long-Term Investments Balance
	December 31,		December 31,
	2023	2022	2023	2022
Aerojet Rocketdyne Holdings, Inc. (a)	—%	4.5%	—	201,278
Steel Connect convertible note (b)			—	14,521
STCN preferred stock (b)			—	35,000
STCN common stock (b)	—%	30.0%	—	26,000
PCS-Mosaic (c)	58.3%	59.0%	19,067	23,323
Other long-term investments (d)			22,158	9,575
Total			$41,225	$309,697
(a)    During the three months ended September 30, 2023, Steel Connect disposed of all its interest in Aerojet common Stock which it received in the Exchange Transaction for net proceeds of $207,799. See Note 5 - "Acquisitions and Divestitures."
(b)    Balance included the Company's investment in STCN as of December 31, 2022. The Company's ownership of Steel Connect increased to 84.0% on May 1, 2023, as discussed in Note 5 - "Acquisitions and Divestitures" and, as of May 1, 2023, STCN is consolidated by the Company. The STCN convertible notes are outstanding as of December 31, 2023 and are eliminated in consolidation.
(c)    Represents the Company's investment in PCS-Mosaic as described in Note 5 - "Acquisitions and Divestitures" and below.
(d) The balance consists of multiple common stock investments of public and non-public companies and available for sale securities.

	Loss (Income) of Associated Companies, Net of Taxes
	Year Ended December 31,
	2023	2022
STCN convertible notes	$391	$243
STCN preferred stock	—	(563)
STCN common stock	5,251	(4,502)
PCS-Mosaic	3,236	211
Total	$8,878	$(4,611)

For the three months ended September 30, 2023, the Company recorded a non-cash impairment charge of approximately $3,140, net of taxes, related to other-than-temporary impairment (“OTTI”) recognized on our equity method investment in PCS-Mosaic. During the quarter ended September 30, 2023, the Company performed an interim impairment test of PCS-Mosaic due to the loss of a significant customer contract by a business that PCS-Mosaic is invested in. The Company calculated the fair value of PCS-Mosaic using a discounted cash flow model. After the evaluation, the Company determined the investment in PCS-Mosaic to be other than temporarily impaired and adjusted its carrying value to its fair value.

The amount of unrealized gains that relate to equity securities still held as of December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
	2023	2022
Net gains recognized during the period on equity securities	$(7,074)	$(34,791)
Less: Net gains recognized during the period on equity securities sold during the period	(7,046)	(17,025)
Unrealized gains recognized during the period on equity securities still held at the end of the period	$(28)	$(17,766)

Equity Method Investments

As of December 31, 2023, the Company's investments in associated companies includes PCS-Mosaic, which is accounted for under the equity method of accounting. PCS-Mosaic is a private investment fund primarily invested in specialized software development and training services. PCS-Mosaic is carried at cost, plus or minus the Company’s share of net earnings or losses of the investment. For the year ended December 31, 2023, the Company recorded a non-cash impairment charge of approximately $3,140, net of taxes, related to OTTI recognized on our equity method investment in PCS-Mosaic. Associated companies are included in the Corporate and Other segment.

Beginning May 1, 2023, STCN was consolidated by the Company. Refer to Note 5 - "Acquisitions and Divestitures" for further details of the exchange transactions between the Company and STCN.

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

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$322,268	$2,199	$324,467	$322,268

Contractual maturities within:
Less than five years				318,644
Five years to ten years				—
After ten years				3,624
Total				$322,268

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$176,719	$146	$176,865	$176,719

Contractual maturities within:
Less than five years				169,783
Five years to ten years				5,281
After ten years				1,655
Total				$176,719

WebBank assesses the ACL for HTM debt securities consistent with the approach described in Note 6 - "Loans Receivable, Including Loans Held for Sale" for loans carried at amortized cost. WebBank writes down the security to fair value with a corresponding credit loss portion charged to earnings, and the corresponding non-credit portion charged to accumulated other comprehensive income. The ACL for HTM debt securities of $2,199 and $0 at December 31, 2023 and 2022, respectively is included in the net amortized cost balance of the securities. The December 31, 2023 ACL was comprised of $419 related to the impact from adopting CECL and $1,780 recognized in the provision for credit losses.

11. DEPOSITS

A summary of WebBank deposits is as follows:

	December 31, 2023	December 31, 2022
Time deposits year of maturity:
2023	—	1,080,904
2024	1,343,003	197,664
2025	348,826	10,340
2026	21,281	—
Total time deposits	1,713,110	1,288,908
Savings deposits	368,582	279,573
Total deposits (a)	$2,081,692	$1,568,481
Current	$1,711,585	$1,360,477
Long-term	370,107	208,004
Total deposits	$2,081,692	$1,568,481
(a)    WebBank has $1,075 of time deposits with balances greater than $250. The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of deposits was $2,104,345 and $1,566,699 at December 31, 2023 and 2022, respectively.

12. DEBT

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	December 31, 2023	December 31, 2022
Short-term debt:
Foreign	$—	$685
Short-term debt	—	685
Long-term debt:
Credit Agreement	190,449	178,650
Other debt - foreign	—	—
Other debt - domestic	922	989
Subtotal	191,371	179,639
Less portion due within one year	67	67
Long-term debt	191,304	179,572
Total debt	$191,371	$180,324

Long-term debt as of December 31, 2023 matures in each of the next five years as follows:

	Total	2024	2025	2026	2027	2028	Thereafter
Long-term debt	$191,371	$67	$67	$190,517	$720	$—	$—

As of December 31, 2023, the Company's senior credit agreement, as amended and restated ("Credit Agreement"), covers substantially all of the Company's domestic subsidiaries, with the exception of WebBank and Steel Connect. The senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the “Revolving Credit Loans”), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a foreign currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The Credit Agreement permits, under certain circumstances, to increase the aggregate principal amount of revolving credit commitments under the Credit Agreement by $300,000 plus additional amounts so long as the Leverage Ratio would not exceed 3.50:1. Borrowings bear interest, at annual rates of either Base Rate, SOFR Rate or Term RFR, at the borrowers’ option, plus an applicable margin, as set forth in the Credit Agreement. As of December 31, 2023, the Credit Agreement also provides for a commitment fee of 0.150% to be paid on unused borrowings.

The Credit Agreement contains financial covenants, including: (i) a Leverage Ratio not to exceed 4.25 to 1.00 for quarterly periods as of the end of each fiscal quarter; provided, however, that notwithstanding the foregoing, following a Material Acquisition, Borrowers shall not permit the Leverage Ratio, calculated as of the end of each of the four (4) fiscal quarters immediately following such Material Acquisition (which, for the avoidance of doubt, shall commence with the fiscal quarter in which such Material Acquisition is consummated), to exceed 4.50 to 1.00 and (ii) an Interest Coverage Ratio, calculated as of the end of each fiscal quarter, not less than 3.00 to 1.00. The Credit Agreement also contains standard representations, warranties and covenants for a transaction of this nature, including, among other things, covenants relating to: (i) financial reporting and notification; (ii) payment of obligations; (iii) compliance with law; (iv) maintenance of insurance; and (v) maintenance of properties. As of December 31, 2023 the Company was in compliance with all financial covenants under the Credit Agreement. The Company believes it will remain in compliance with the Credit Agreements covenants for the next twelve months. The Credit Agreement will expire on December 29, 2026.

The weighted average interest rate on the Credit Agreement was 6.68% at December 31, 2023. As of December 31, 2023, letters of credit totaling $10,273 had been issued under the Credit Agreement. The primary use of the Company's letters of credit are to support the performance and financial obligations for environmental matters, insurance programs and real estate leases. The Credit Agreement permits the Company to borrow for the dividends on its preferred units, pension contributions, investments, acquisitions and other general corporate expenses. Based on financial results as of December 31, 2023, the Company's total availability under the Credit Agreement, which is based upon Consolidated Adjusted EBITDA and certain covenants as described in the Credit Agreement, was approximately $399,300 as of December 31, 2023.

Moduslink Revolving Credit Facility

Steel Connect's wholly-owned subsidiary, ModusLink, has a revolving credit agreement (the "Umpqua Revolver") with Umpqua Bank which provides for a maximum credit commitment of $12,500 and a sub-limit of $5,000 for letters of credit and expires on March 31, 2025. As of December 31, 2023, ModusLink was in compliance with the Umpqua Revolver's covenants and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months. As of December 31, 2023, ModusLink had available borrowing capacity of $11,890 and there was $610 outstanding for letters of credit.

13. FINANCIAL INSTRUMENTS

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 18 - "Fair Value Measurements"). As of December 31, 2023, outstanding derivatives mature within 3 to 5 years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial Services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Precious Metal and Commodity Inventories

As of December 31, 2023, the Company had the following outstanding forward contracts with settlement dates through January 2024. There were no futures contracts outstanding as of December 31, 2023.

Commodity	Amount (in whole units)	Notional Value
Silver	66,862 ounces	$1,611
Gold	202 ounces	$418
Palladium	1,050 ounces	$1,244
Platinum	67 ounces	$63
Copper	218,000 pounds	$815
Tin	19 metric tons	$476

Fair Value Hedges: Certain forward contracts are accounted for as fair value hedges under U.S. GAAP for the Company's precious metal inventory carried at fair value. These contracts hedge 51,759 ounces (in whole units) of silver and a majority of the Company's pounds of copper. The fair value of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net changes in fair value of the derivative assets and liabilities, and the changes in the fair value of the underlying hedged inventory, are recognized in the Company's consolidated statements of operations, and such amounts principally offset each other due to the effectiveness of the hedges.

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets are as follows:

	Fair Value of Derivative Assets (Liabilities)
	December 31, 2023		December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as ASC Topic 815 hedges
Commodity contracts	Other liabilities	$(25)	Other liabilities	$(70)
Derivatives not designated as ASC Topic 815 hedges
Commodity contracts	Prepaid Expenses and Other Current Assets	$75	Accrued liabilities	$(177)
Economic interests in loans	Other non-current assets	$4,903	Other non-current assets	$5,728

The effects of fair value and cash flow hedge accounting in the consolidated statements of operations for the years ended December 31, 2023 and 2022 are not material.

The effects of derivatives not designated as ASC Topic 815 hedging instruments in the consolidated statements of operations for the years ended December 31, 2023 and 2022 are as follows:

		Amount of Gain (Loss) Recognized in Income
		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	2023	2022
Commodity contracts	Other income (expense), net	$895	$521
Economic interests in loans	Financial Services Revenue	4,713	5,294
Total derivatives		$5,608	$5,815

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

As of December 31, 2023 and 2022, WebBank's undisbursed loan commitments totaled $340,621 and $606,537, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee, and in some cases are subject to ongoing adjustment by WebBank . Since certain of the commitments are expected to expire without the credit being extended, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each prospective borrower's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by WebBank upon extension of credit, is based on management's credit evaluation of the borrower and WebBank's Marketing Partner.

WebBank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. WebBank uses the same credit policy in making commitments and conditional obligations as it does for on-balance sheet instruments.

14. PENSION AND OTHER POST-RETIREMENT BENEFITS

The Company's significant pension plans include two defined benefit pension plans. The WHX Pension Plan II ("WHX Plan II") is sponsored by the Company's subsidiary, Handy & Harman Ltd. ("HNH"). HNH's subsidiary, JPS Industries Holdings LLC ("JPS"), sponsors the Retirement Pension Plan for Employees of JPS Industries Holdings LLC ("JPS Pension Plan"). All future benefit accruals under the WHX Plan and JPS Pension Plan were frozen as of December 31, 2015, or such earlier effective dates as were applicable to each respective group. The WHX Plan II and the JPS Pension Plan are collectively the "SPLP Plans".

Steel Connect sponsors two defined benefit pension plans covering certain of ModusLink's employees in its Netherlands facility and one unfunded defined benefit pension plan covering certain of its employees in Japan (collectively the "STCN Plans"). The annual measurement date for the STCN Plans is July 31st which is the same as Steel Connect's fiscal year end. The STCN Plans accrued pension liabilities were approximately $3,700 and $3,900 as of May 1, 2023 (Exchange Transaction date) and December 31, 2023, respectively.

The Company's other pension and post-retirement benefit plans are not significant individually or in the aggregate. The financial tables below do not include amounts for the STCN Plans.

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

The following table presents the components of net pension expense (income) for the Company's pension plans:

	Year Ended December 31,
	2023	2022
Interest cost	$18,123	$9,541
Expected return on plan assets	(17,868)	(25,342)
Amortization of actuarial loss and prior service credit	11,470	8,560
Total	$11,725	$(7,241)

Pension expense (income) is included in Selling, general and administrative expenses in the consolidated statements of operations.

Actuarial assumptions used to develop the components of pension expense were as follows:

	Year Ended December 31,
	2023	2022
Weighted-average discount rate	5.27%	2.54%
Weighted-average expected long-term rate of return on plan assets	6.50%	6.50%

Summarized below is a reconciliation of the funded status for the Company's qualified defined benefit pension plans:

	December 31,
	2023	2022
Change in benefit obligation:
Benefit obligation at January 1	$372,632	$484,030
Interest cost	18,123	9,541
Actuarial (gain) loss	4,743	(84,651)
Benefits paid	(32,314)	(36,288)
Benefit obligation at December 31	363,184	372,632
Change in plan assets:
Fair value of plan assets at January 1	291,378	405,604
Actual returns on plan assets	48,210	(90,375)
Benefits paid	(32,314)	(36,288)
Company contributions	17,127	12,437
Fair value of plan assets at December 31	324,401	291,378
Funded status	$(38,783)	$(81,254)
Amounts recognized on the consolidated balance sheets:
Non-current liability	$(38,783)	$(81,254)
Total	$(38,783)	$(81,254)

The table below summarizes the weighted-average assumptions used to determine benefit obligations:

	Year Ended December 31,
	2023	2022
Weighted-average discount rate	4.96%	5.27%

Pretax amounts included in Accumulated other comprehensive loss are as follows:

	Year Ended December 31,
	2023	2022
Net actuarial loss	$169,436	$206,505
Accumulated other comprehensive loss	$169,436	$206,505

Other pretax changes in plan assets and benefit obligations recognized in comprehensive income (loss) are as follows:

	Year Ended December 31,
	2023	2022
Current year actuarial loss	$(25,599)	$31,066
Amortization of actuarial loss	(11,470)	(8,560)
Total recognized in comprehensive (loss) income	$(37,069)	$22,506

Benefit obligations were in excess of plan assets at both December 31, 2023 and 2022. Additional information for the plans with accumulated benefit obligations in excess of plan assets follows:

	December 31,
	2023	2022
Projected benefit obligation	$363,184	$372,632
Accumulated benefit obligation	$363,184	$372,632
Fair value of plan assets	$324,401	$291,378

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

The table below presents the fair value of the Company's plan assets by asset category segregated by level within the fair value hierarchy, as follows:

	Assets at Fair Value as of December 31, 2023
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. and international mid-cap	$39,219	$—	$—	$39,219
U.S. and international large-cap	77,721	—	—	77,721
U.S. and international small-cap	6,051	—	—	6,051
Mortgage backed securities	—	14,318	—	14,318
U.S. Government debt securities	—	1,244	—	1,244
Corporate bonds and loans	5,032	14,420	—	19,452
Convertible promissory notes	—	—	1,814	1,814
Subtotal	$128,023	$29,982	$1,814	159,819
Pension assets measured at net asset value (1)
Hedge funds and hedge fund-related strategies				110,999
Private equity				42,691
Total pension assets measured at net asset value				153,690
Cash and cash equivalents				10,626
Net payables				266
Total pension assets				$324,401

	Assets at Fair Value as of December 31, 2022
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. and international mid-cap	$38,925	$—	$—	$38,925
U.S. and international large-cap	59,881	—	—	59,881
U.S. and international small-cap	9,581	—	—	9,581
Fixed income securities	988	—	—	988
Mortgage and other asset-backed securities	—	8,727	—	8,727
U.S. Government debt securities	—	4,369	—	4,369
Corporate bonds and loans	4,058	20,817	—	24,875
Convertible promissory notes	—	—	2,643	2,643
Subtotal	$113,433	$33,913	$2,643	149,989
Pension assets measured at net asset value (1)
Hedge funds and hedge fund-related strategies				94,668
Private equity				43,416
Total pension assets measured at net asset value				138,084
Cash and cash equivalents				4,725
Net payables				(1,420)
Total pension assets				$291,378
(1)    Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

During 2023, the changes to the pension plans' Level 3 assets were as follows:

Year Ended December 31, 2023	Convertible Promissory Notes
Beginning balance as of January 1, 2023	$2,643
Gains or losses included in changes in net assets	171
Settlements	(1,000)
Ending balance as of December 31, 2023	$1,814

During 2022, the changes to the pension plans' Level 3 assets were as follows:

Year Ended December 31, 2022	Convertible Promissory Notes
Beginning balance as of January 1, 2022	$2,500
Gains or losses included in changes in net assets	143
Ending balance as of December 31, 2022	$2,643

The Company's policy is to recognize transfers in and transfers out of Level 3 as of the date of the event or change in circumstances that caused the transfer. During 2023 and 2022, there was no transfer in or transfer out of Level 3.

The following tables present the category, fair value, unfunded commitments, redemption frequency and redemption notice period of those assets for which fair value was estimated using the net asset value per share (or its equivalents), as well as plan assets which have redemption notice periods, as of December 31, 2023 and 2022:

Class Name	Fair Value December 31, 2023	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds	$110,999	$—	(1)	60 - 180 days
Private equity	42,691	11,731	(2)	(2)

Class Name	Fair Value December 31, 2022	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds	$94,668	$—	(1)	60 - 180 days
Private equity	43,416	17,668	(2)	(2)
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

For the year ending December 31, 2024, the minimum required contribution to the Company's pension plans is approximately $10,260. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events.

Benefit Payments

Estimated future benefit payments for the SPLP Plans are as follows:

Years	Pension Benefit Payments
2024	$38,033
2025	36,651
2026	35,389
2027	33,992
2028	32,578
2027-2031	140,044

15. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of December 31, 2023, the Company had 21,296,067 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

The Board of Directors has approved the repurchase of up to an aggregate of 8,770,240 of the Company's common units (the "Repurchase Program"), which is inclusive of 1,000,000 common units approved in May 2023. Any purchases made under the Repurchase Program will be made from time to time on the open market or in negotiated transactions off the market, in compliance with applicable laws and regulations. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. During the year ended December 31, 2023, the Company purchased 462,628 common units for an aggregate purchase price of $20,040. From the inception of the Repurchase Program until December 31, 2023 the Company had purchased 7,808,620 common units for an aggregate purchase price of approximately $164,398. As of December 31, 2023, there remained 961,620 units that may yet be purchased under the Repurchase Program. From January 1, 2024 through March 1, 2024, the Company repurchased 579,961 common units for $25,344.

Incentive Award Plan

The Company's 2018 Incentive Award Plan (the "2018 Plan") provides equity-based compensation through the grant of options to purchase the Company's limited partnership units, unit appreciation rights, restricted units, phantom units, substitute awards, performance awards, other unit-based awards, and includes, as appropriate, any tandem distribution equivalent rights granted with respect to an award (collectively, the "LP Units"). On May 18, 2020, the Company's unitholders approved the Amended and Restated 2018 Incentive Award Plan, which increased the number of LP Units issuable under the 2018 Plan by 500,000 to a total of 1,000,000 LP Units. On June 9, 2021, the Company's unitholders approved the Second Amended and Restated 2018 Incentive Award Plan (the "Second A&R 2018 Plan"), which increased the number of LP Units issuable under the 2018 Plan by 1,000,000 to a total of 2,000,000 LP Units. The Company granted 17,800 restricted units under the Second A&R 2018 Plan during the year ended December 31, 2023. Such LP Units were valued based upon the market value of the Company's LP Units on the date of grant, and collectively represent approximately $167 of unearned compensation that will be recognized as expense ratably over the vesting period of the units. The grants have cliff vesting periods that range from one to two years from the date of grant. As of December 31, 2023, total unrecognized compensation costs related to restricted units were $688 and are expected to be recognized over a weighted average remaining period of 0.6 years.

Preferred Units

The Company's 6.0% Series A preferred units, no par value (the "SPLP Preferred Units") entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared cash distributions of approximately $9,633 to preferred unitholders for both the years ended December 31, 2023 and 2022, respectively. The SPLP Preferred Units have a term of nine years, ending February 2026, and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as non-current liabilities, including accrued interest expense, on the Company's consolidated balance sheets as of December 31, 2023 and 2022 because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as liabilities, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of operations. As of December 31, 2023 and 2022, there were 6,422,128 SPLP Preferred Units outstanding. On February 2, 2024, the board of directors of the general partner of the Company approved the repurchase of up to 400,000 of the Company's 6.0% Series A preferred units (the "Preferred Repurchase Program"). Any purchases made by the Company and/or its applicable subsidiaries under the Preferred Repurchase Program will be made from time to time on the open market or in negotiated transactions off the market, in compliance with applicable laws and regulations. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The Preferred Repurchase Program has no termination date. From January 1, 2024 through March 1, 2024, the Company repurchased 76,146 preferred units for $1,830.

On February 16, 2024, the Board of SPH GP declared a regular quarterly cash distribution of $0.375 per unit, payable March 15, 2024 to unitholders of record as of March 1, 2024, on its SPLP Preferred Units.

Incentive Unit Awards

In 2012, SPLP issued to the Manager partnership profits interests in the form of Incentive Units which entitle the holder generally to share in 15% of the increase in the equity value of the Company, based on the volume weighted average price of the Company’s common units for the 20 trading days prior to the year-end measurement date. In 2015, the Manager assigned its rights to Incentive Units to a related party, SPH SPV-I LLC. Vesting in Incentive Units is measured annually on the last day of the Company’s fiscal year and is based upon exceeding a baseline equity value per common unit which was $41.82 and was determined when the most recent award vested on December 31, 2022. The number of outstanding Incentive Units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The measurement date equity value per common unit is determined by calculating the volume weighted average price ("VWAP") of the Company’s common units for 20 trading days prior to a measurement date. If an Incentive Unit award vests as of an annual measurement date they will be issued as Class C units. As of the annual measurement date on December 31, 2023, no Incentive Units vested as the Company’s VWAP did not exceed the baseline equity value of $41.82.

As of December 31, 2023, the number of Incentive Units for future vesting in awards was 21,296,067, the total common units outstanding as of year end. If the baseline equity value is not exceeded as of an annual measurement date, then no portion of annual Incentive Units will be classified as Class C common units for that year and the baseline equity value per common unit will be the same amount as determined upon the prior vesting. The Class C units have the same rights as the LP Units, including, without limitation, with respect to partnership distributions and allocations of income, gain, loss and deduction, in all respects, except that liquidating distributions made by the Company to such holder may not exceed the amount of its capital account allocable to such Class C units and such Class C units may not be sold in the public market, until they have converted into LP Units. At such time that the amount of the capital account allocable to a Class C unit is equal to the amount of the capital account allocable to an LP Unit, such Class C unit shall convert automatically into an LP Unit.

Accumulated Other Comprehensive Loss

Changes, net of tax, where applicable, in AOCI are as follows:

	Unrealized loss on available-for-sale securities	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2021	$(92)	$(13,961)	$(117,750)	$(131,803)
Net other comprehensive loss attributable to common unitholders (a)	—	(3,152)	(16,919)	$(20,071)
Balance at December 31, 2022	$(92)	$(17,113)	$(134,669)	$(151,874)
Net other comprehensive income attributable to common unitholders (a)	$—	$2,120	$28,531	$30,651
Balance at December 31, 2023	$(92)	$(14,993)	$(106,138)	$(121,223)
(a)    Net of tax provision of approximately $8,980 and tax benefit of approximately $5,175 for the years ended December 31, 2023 and 2022, respectively, principally related to changes in pension liabilities and other post-retirement benefit obligations.

16. INCOME TAXES

The income tax balances as of December 31, 2023, are inclusive of Steel Connect as a result of the Exchange Transaction.

The domestic and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2023	2022
Income before income taxes and equity method investments
Domestic	$154,220	$271,086
Foreign	6,986	4,412
Total	$161,206	$275,498

The components of the provision for income taxes were as follows:

	Year Ended December 31,
	2023	2022
Current tax provision:
Federal	$16,821	$11,967
State	9,035	10,673
Foreign	2,539	2,758
Total income taxes, current	28,395	25,398
Deferred tax provision:
Federal	(26,064)	45,940
State	(3,715)	2,758
Foreign	(290)	(152)
Total income taxes, deferred	(30,069)	48,546
Income tax (benefit) provision	$(1,674)	$73,944

Effective Tax Rate Recognition

Reconciliation of the income tax provision computed at the federal statutory rate of 21 percent to the actual income tax rate are as follows:

	Year Ended December 31,
	2023	2022
Income before income taxes and equity method investments	$161,206	$275,498
Federal income tax provision at statutory rate	$33,853	$57,855
Loss passed through to common unitholders (a)	4,216	2,736
	38,069	60,591
State income taxes, net of federal effect	5,179	10,892
Change in valuation allowance	(12,554)	(3,019)
Foreign tax rate differences	437	2,456
Uncertain tax positions	(276)	(119)
Federal and state audits	56	14
Unrealized Gain on Investments (b)	(4,640)	1,417
Gain on the Sale of Businesses	—	2,835
Tax-deferred equity contributions	(28,022)	—
Deferred credit	(1,929)	—
Transactions between related parties (c)	2,140	2,084
Permanent differences and other	(134)	(3,207)
Income tax provision	$(1,674)	$73,944
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
(c) Represents taxes on transactions between related parties that are recognized for tax purposes but eliminated for financial statement purposes.

Income tax (benefit) expense was ($1,674) and $73,944 for 2023 and 2022, respectively. The decrease in the tax expense for the year ended December 31, 2023, was primarily attributable to a reduction in taxable income, the tax-neutral treatment of certain internal restructurings, and the partial release of valuation allowances on the Company’s net operating losses as described below, partially offset by increases in effective state and foreign income tax rates associated with the Company’s operations.

Deferred Taxes

The effects of temporary differences that give rise to the deferred tax assets and liabilities are presented as follows:

	December 31,
	2023	2022
Deferred Tax Assets:
Operating loss carryforwards (a)	$117,930	$36,266
Postretirement and postemployment employee benefits	11,079	20,781
Tax credit carryforwards	923	2,144
Accrued costs	8,875	5,079
Investment impairments and unrealized losses	1,086	9,338
Inventories	5,551	4,713
Environmental costs	6,441	6,146
Section 174 costs	9,218	2,810
Allowance for doubtful accounts and loan losses	7,353	7,974
Lease liabilities	14,996	10,024
Deferred Compensation	5,030	5,150
Other	1,961	848
Gross deferred tax assets	190,443	111,273

Deferred Tax Liabilities:
Intangible assets	(25,673)	(17,239)
Fixed assets	(28,454)	(26,148)
Unrealized gain on investment (b)	(37,803)	(76,427)
Right of use assets	(14,448)	(10,021)
Other	(1,445)	(1,098)
Gross deferred tax liabilities	(107,823)	(130,933)
Valuation allowance (c)	(100,392)	(20,902)
Net deferred tax liabilities	$(17,772)	$(40,562)
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

At December 31, 2023, the Company’s corporate subsidiaries had carryforwards of U.S. federal NOLs of approximately $424,503; of this amount, $317,361 expire in 2024 through 2037 and $107,141 are not subject to expiration. In addition, there are federal NOLs that can only be utilized by the corporate subsidiaries that generated the prior year losses, commonly called separate return limitation year ("SRLY") NOLs, totaling $39,202, of which $33,628 will expire in 2028 through 2037, and $5,574 which are not subject to expiration.

The Company’s corporate subsidiaries have NOLs in foreign jurisdictions totaling $86,071. A valuation allowance has been established against a significant portion of the deferred tax asset associated with the foreign NOLs. There are NOLs in various states in which the subsidiaries operate. The amount totaled $19,978 and expires in 2024 through 2044. A valuation allowance has been established against a significant portion of the deferred tax asset associated with the state NOLs.

U.S. income taxes were not provided on cumulative undistributed foreign earnings as of December 31, 2023 and 2022. The Company’s foreign undistributed earnings generally remain indefinitely reinvested in foreign operations, and therefore no provision for U.S. income taxes was accrued, with the exception of the foreign earnings of Steel Connect. The Company believes that in future years Steel Connect will be able to repatriate its foreign earnings without incurring additional U.S. tax and has accrued for potential withholding taxes that may be imposed as a result of the repatriation, which the Company believes would be minor. Foreign laws may delay or add cost to any such repatriation, which costs or delays may be significant.

Legislation enacted in 2017 amended Section 174 to require capitalization of all research and developmental ("R&D") costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the U.S., or over 15 years if the activities were performed outside the U.S. The Company capitalized approximately $23,940 and $23,364 of R&D expenses incurred as of December 31, 2023 and 2022, respectively.

The Company's corporate subsidiaries have no federal research and development credit carryforwards as of December 31, 2023, and state research and development credit carryforwards of $17,329 for which a significant amount do not expire. The

Company has a valuation allowance to reserve a significant portion of its deferred tax assets associated with the credit carryforwards.

The Company's net deferred income tax assets and liabilities were reported on the consolidated balance sheet as follows.

	Year Ended December 31,
	2023	2022
Deferred tax assets	$581	$493
Deferred tax liabilities	(18,353)	(41,055)
Net deferred income tax liabilities	$(17,772)	$(40,562)

Unrecognized Tax Benefits

U.S. GAAP provides that the tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The change in the amount of unrecognized tax benefits for 2023 and 2022 was as follows:

Balance at December 31, 2021	$42,053
Additions for tax positions related to current year	273
Additions for tax positions related to prior years	727
Payments	(347)
Reductions due to lapsed statutes of limitations and expiration of credits	(2,849)
Balance at December 31, 2022	$39,857
Additions for tax positions related to current year	414
Additions for tax positions related to prior years	1,258
Payments	—
Reductions due to lapsed statutes of limitations and expiration of credits	(1,576)
Balance at December 31, 2023	$39,953

The Company's total gross unrecognized tax benefits were $39,953 and $39,857 at December 31, 2023 and 2022, respectively, of which $36,499, if recognized, would affect the provision for income taxes. In 2023, the Company reversed $1,576 of reserves upon the expiration of the statutes of limitations with applicable taxing authorities and the expiration of time for utilizing certain credits for which a full reserve is maintained. As of December 31, 2023, it is reasonably possible that unrecognized tax benefits may decrease by $5,679 in the next 12 months due to the expiration of statutes of limitations. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions in its income tax provision in the consolidated statement of operations. For 2023 and 2022, the amount of such interest and penalties recognized was $1,434 and $547, respectively.

The Company is subject to U.S. federal income tax, as well as income taxes in various domestic states and foreign jurisdictions in which the Company operated or formerly operated. The Company is not currently under tax examination in the U.S. or any foreign jurisdictions, and the Company is generally no longer subject to federal, state or local income tax examinations by tax authorities for any year prior to 2018. Nonetheless, NOLs generated in prior years are subject to examination and potential adjustment by the taxing authorities upon their utilization in subsequent years’ tax returns.

The Company has ongoing state audits in various state tax jurisdictions. It is difficult to predict the final outcome or timing of resolution of any particular tax matter, but the Company has not identified any material adjustments with respect to the state audits to date.

17. NET INCOME PER COMMON UNIT

The following data was used in computing net income per common unit shown in the Company's consolidated statements of operations:

	December 31,
	2023	2022
Net income	$154,002	$206,165
Net income attributable to noncontrolling interests in consolidated entities (continuing operations)	(3,173)	(193)
Net income attributable to common unitholders	150,829	205,972
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a)	12,311	12,311
Net income attributable to common unitholders – assuming dilution	$163,140	$218,283
Net income per common unit - basic
Net income attributable to common unitholders	$7.04	$9.03
Net income per common unit – diluted
Net income attributable to common unitholders	$6.43	$8.12
Denominator for net income per common unit - basic	21,433,900	22,813,588
Effect of dilutive securities:
Incentive units	114,797	—
Unvested restricted common units	20,062	137,906
SPLP Preferred Units	3,788,037	3,917,946
Denominator for net income per common unit - diluted (a)	25,356,796	26,869,440
(a)    Assumes the SPLP Preferred Units were redeemed in common units as described in Note 15 - "Capital and Accumulated Other Comprehensive Loss."

18. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of December 31, 2023 and 2022 are summarized by type of inputs applicable to the fair value measurements as follows:

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	$15,965	$447	$5,746	$22,158
Precious metal and commodity inventories recorded at fair value	35,361	—	—	35,361
Economic interests in loans (b)	—	—	4,903	4,903
Commodity contracts on precious metal and commodity inventories	—	75	—	75
Warrants (c)	—	—	1,436	1,436
Total	$51,326	$522	$12,085	$63,933

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$25	$—	$25
Other precious metal liabilities	30,958	—	—	30,958
Total	$30,958	$25	$—	$30,983

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	$234,039	$—	$52,336	$286,375
Precious metal and commodity inventories recorded at fair value	32,896	—	—	32,896
Economic interests in loans (b)	—	—	5,728	5,728
Warrants (c)	—	—	3,564	3,564
Total	$266,935	$—	$61,628	$328,563

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$247	$—	$247
Other precious metal liabilities	30,115	—	—	30,115
Total	$30,115	$247	$—	$30,362

(a)    For additional detail of the long-term investments see Note 10 - "Investments." The investment in PCS-Mosaic of $19,067 is not included in the fair value leveling tables as it is valued at cost.
(b)    For additional detail of the economic interests in loans see Note 13 - "Financial Instruments."
(c)    Included within Other non-current assets in the Company's consolidated balance sheets.

There were no transfers of securities among the various measurement input levels during the years ended December 31, 2023 or 2022.

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

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long Term Investments in Associated Companies (a)	Economic Interests in Loans (b)	Warrants (b)	Total
Balance at December 31, 2021	$50,085	$6,483	$6,929	$63,497
Purchases	1,826	—	—	1,826
Sales, cash collections, and eliminations	—	(6,049)	(1,215)	(7,264)
Realized gains on sale	—	5,294	(2,150)	3,144
Unrealized gains	746	—	—	746
Unrealized losses	(321)	—	—	(321)
Balance at December 31, 2022	52,336	5,728	3,564	61,628
Purchases	2,898	—	—	2,898
Sales, cash collections, and eliminations	(49,521)	(5,538)	—	(55,059)
Realized gains on sale	(7)	4,713	(2,128)	2,578
Unrealized gains	40	—	—	40
Balance at December 31, 2023	$5,746	$4,903	$1,436	$12,085
(a)    Unrealized gains and losses are recorded in Loss (income) of associated companies, net of taxes in the Company's consolidated statements of operations.
(b)    Realized and unrealized gains and losses are recorded in Realized and unrealized gains on securities, net or Financial Services revenue in the Company's consolidated statements of operations.

Long-Term Investments - Valuation Techniques

The Company estimated the value of its investment in the STCN Note as of December 31, 2022 using a Binomial Lattice Model. Key inputs in the valuation included the trading price and volatility of STCN's common stock, the risk-free rate of return, as well as the dividend rate, conversion price, and maturity date. The fair value of the Company’s investment in STCN preferred stock as of December 31, 2022 was its par value because the Company has the right to redeem and the issuer has the right to convert the instrument at the redemption value. The Company's investments in the STCN Note and STCN preferred stock were remeasured as of the date of the Exchange Transaction. The Company's investment in Steel Connect as of December 31, 2023 was eliminated as the Company's ownership of Steel Connect increased to 84.0% on May 1, 2023, as discussed in Note 5 - "Acquisitions and Divestitures".

Marketable Securities and Other - Valuation Techniques

The Company determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities.

The Company uses net asset value included in quarterly statements it receives in arrears from a venture capital fund to determine the fair value of such fund and determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities. The fair value of the derivatives held by WebBank (see Note 13 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flows analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 8.69% to 35.21%, a constant default rate of 1.72% to 21.91% and a discount rate of 1.82% to 25.12%.

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

The legal proceedings and environmental investigations are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs, and for future investigations and remedial actions. In some cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues liabilities associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of December 31, 2023, on a consolidated basis, the Company recorded liabilities of $13,107 and $25,388 in Accrued liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet. As of December 31, 2022, on a consolidated basis, the Company recorded liabilities of $12,692 and $24,765 in Accrued Liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. In addition, the Company believes that it has or may have insurance coverage available for several of these matters. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

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

The sites where certain of the Company's subsidiaries have environmental liabilities include the following:

The Company has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a former manufacturing facility located in Fairfield, Connecticut. An ecological risk assessment ("ECA") of the wetlands portion was submitted in the second quarter of 2016 to the CTDEEP for their review and approval. Company officials continue to meet with CTDEEP representatives to address specific issues in the ECA and a final workplan. Additional investigation of the wetlands is expected, pending approval of a mutually acceptable wetlands work plan. An updated work plan to investigate the upland portion of the parcel was prepared by the Company and approved by the CTDEEP in March 2018 and completed during 2019 and 2020. Additional upland investigatory work will be required to fully define the areas requiring remediation and is also dependent upon CTDEEP requirements and approval. Based on currently known information, the Company reasonably estimates that it may incur aggregate losses over a period of multiple years of between $10,500 and $17,500. The Company has a reserve of $14,300 recorded for future remediation costs, which is our best estimate within this range of potential losses. Due to the uncertainties, there can be no assurance that the final resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

In 1986, a subsidiary of the Company entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") to investigate and remediate property in Montvale, New Jersey that it purchased in 1984. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. The Company has been actively investigating and remediating the soil and groundwater since that time and has completed the implementation of the improved groundwater treatment system in operation at the property. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs and other related costs are contractually allocated 75% to the former owner/operator and 25% jointly to the Company, all after having the first $1,000 paid by the former owner/operator. Additionally, the Company had been reimbursed indirectly through insurance coverage for a portion of the costs for which it is responsible. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse the Company for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. A reserve of approximately $800 has been established for the Company's expected 25%

share of anticipated costs at this site, which is based upon the recent selection of a final remedy, on-going operations and maintenance, additional investigations and monitored natural attenuation testing over the next 30 years. Also, a reserve and related receivable of approximately $2,500 has been established for the former owner/operator’s expected share of anticipated costs at this site. On December 18, 2019, the State of New Jersey ("State") filed a complaint against the Company and other non-affiliated corporations related to former operations at this location. The State is seeking unspecified damages, including reimbursement for all cleanup and removal costs and other damages that the State claims it has incurred, including the lost value of, and reasonable assessment costs for, any natural resource injured as a result of the alleged discharge of hazardous substances and pollutants, as well as attorneys' fees and costs. On March 16, 2020, the Company filed a partial motion to dismiss, resulting in dismissal with prejudice of the State's trespass claim and limiting the damages recoverable through the State's public nuisance claim to monetary relief associated with abatement. On June 11, 2020, the State filed an Amended Complaint, bringing the same claims as the original complaint. On July 1, 2020, the Company answered and asserted crossclaims for indemnification and contribution against another defendant, Cycle Chem, Inc. Cycle Chem also asserted crossclaims against the Company, which have been answered. As a result of the confidential mediation, the parties negotiated a settlement amount of $10,500, of which the Company would be required to pay $2,625, its 25% share, and of which other non-affiliated corporations would pay the remaining $7,875, their 75% share. Additionally, the State has also verbally agreed to a settlement amount of $3,500 with Cycle Chem for which they will be 100% responsible. On October 14, 2022, the Company and all other related parties advised the Court of the global settlement. The State published the settlement in the New Jersey Register and received one comment. After the close of the comment period, in November 2023, the State filed a motion to approve the Consent Judgment. The Court conducted a hearing in January 2024 with respect to the motion to approve the Consent Judgment. The parties are awaiting the Court's decision.

The Company's subsidiary, SL Industries, Inc. ("SLI"), may incur environmental costs in the future as a result of the past activities of its former subsidiary, SL Surface Technologies, Inc. ("SurfTech"), in Pennsauken, New Jersey ("Pennsauken Site") and in Camden, New Jersey and at its former subsidiary, SGL Printed Circuits in Wayne, New Jersey. At the Pennsauken Site, SLI entered into a consent decree with both the U.S. Department of Justice and the U.S. Environmental Protection Agency ("EPA") in 2013 and has since completed the remediation required by the consent decree and has paid the EPA a fixed sum for its past oversight costs. Separate from the consent decree, in December 2012, the NJDEP made a settlement demand of $1,800 for past and future cleanup and removal costs and natural resource damages ("NRD"). To avoid the time and expense of litigating the matter, SLI offered to pay approximately $300 to fully resolve the claim presented by the State. SLI's settlement offer was rejected. On December 6, 2018, the State filed a complaint against SLI related to the Pennsauken Site. The State is seeking treble damages and attorneys' fees, NRD for loss of use of groundwater, as well as a request that SLI pay all cleanup and removal costs that the State has incurred and will incur at the Pennsauken Site. The parties have substantially completed the fact and expert discovery, including the exchange of competing expert reports. The Company has a reserve of $2,600, which is SLI's best estimate of potential losses. SLI intends to assert all legal and procedural defenses available to it. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

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

Litigation Matters

Reith v. Lichtenstein, et al. On April 13, 2018, a purported shareholder of STCN, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-0277 (Del. Ch.) (the "Reith litigation") in the Delaware Chancery Court. The plaintiff sought to assert class action and derivative claims against the Company and several of its affiliated companies, together with certain of members STCN's board of directors, as well as other named defendants (collectively, the "defendants") in connection with the acquisition of $35,000 of STCN's Series C Preferred Stock by an affiliate of the Company and equity grants made to three individual defendants. The complaint includes claims for breach of fiduciary duty against all the individual defendants as STCN directors; claims for aiding and abetting breach of fiduciary duty against the Company; a claim for breach of fiduciary duty as controlling stockholder against the Company; and a derivative claim for unjust enrichment against the Company and the three individuals who received equity grants. The complaint demands damages in an unspecified amount for STCN and its stockholders, together with rescission, disgorgement and other equitable relief. The defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the Chancery Court denied most of defendants' the motion to dismiss, allowing the matter to proceed. The defendants and plaintiff (the "parties") subsequently participated in document discovery. On August 13, 2021, the parties, entered into a memorandum of understanding (the "MOU") in connection with the settlement of the Reith litigation. Pursuant to the MOU, the defendants agreed (subject to court approval) to cause their directors' and officers' liability insurance carriers to pay to STCN $2,750 in cash. The Company's insurance carrier agreed to pay $1,100 of the settlement and STCN's insurance carrier agreed to pay the remaining $1,650. Following the parties' entry into a Stipulation and Agreement of Compromise, Settlement, and Release (the "Proposed Settlement Agreement") on February 18, 2022, on March 17, 2022, the Chancery Court granted, with modifications, a scheduling order (the "Scheduling Order") in connection with the Proposed Settlement Agreement. Pursuant to the Scheduling Order, during April 2022 the insurers completed the wiring of the settlement payments into an account jointly controlled by counsel for plaintiff and STCN, where the funds are to remain until final court approval of the settlement. In addition, pursuant to the terms of the MOU, certain of the individual defendants who are also current and former employees of the Company—Warren Lichtenstein (Executive Chairman), Jack Howard (President), and William Fejes (former Chief Operating Officer)—entered into separate letter agreements (the "Surrender Agreements") with STCN whereby they each agreed to surrender to STCN an aggregate 3,300,000 shares which they had initially received in December 2017 in consideration for services to STCN. Pursuant to the MOU and the Surrender Agreements, on August 17, 2021, Mr. Lichtenstein surrendered 2,133,333 Steel Connect shares (1,833,333 vested shares and 300,000 unvested shares), and Mr. Howard surrendered 1,066,667 Steel Connect shares (916,667 vested shares and 150,000 unvested shares). Also pursuant to the MOU and the Surrender Agreements, Mr. Fejes surrendered 100,000 vested shares December 2021. After the parties filed papers in support of court approval of the settlement, and an objector filed papers in opposition to approval of the settlement, and after hearings held on August 12 and August 18, 2022, and after the parties and insurers agreed to modify the proposed settlement to increase by $250 the cash to be paid by the insurers, the court ruled on September 23, 2022 that it was denying approval of the settlement. The funds previously paid into escrow were returned to the insurance carriers. In connection with rejection of the settlement, it was no longer probable the Company had a liability for the proposed settlement liability nor receivable for the related insurance coverage and therefore both amounts were no longer accrued. On September 12, 2023, the court approved a stipulated pretrial and trial schedule culminating in a trial scheduled for September 2024. The possible liability, if any, with respect to this dispute cannot be determined as of this date.

On September 1, 2023, a purported stockholder of STCN, Mohammad Ladievardian, filed a verified complaint alleging a single direct claim for breach of fiduciary duty against members of STCN's Board of Directors, the Company and certain of its affiliates, in connection with the Exchange Transaction. The complaint alleges that although the challenged transaction was approved by the independent Strategic Planning Committee of STCN's Board of Directors, the committee failed to obtain a "control premium" or to consider the dilutive effect that the Series E Convertible Preferred Stock issuance had on the plaintiff's holdings. Remedies requested include rescission of the Series E Convertible Preferred Stock and a judicially imposed requirement that all future transactions involving the Company and its affiliates be subject to minority stockholder approval. On September 27, 2023, the entity defendants moved to dismiss the complaint. On October 5, 2023, the individual defendants moved to dismiss the complaint. The possible liability, if any, with respect to this dispute cannot be determined as of this date.

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through December 31, 2023. In many cases these claims involved more than 100 defendants. There were approximately 58 pending asbestos claims as of December 31, 2023. BNS Sub believes it has significant defenses to any liability for toxic-tort claims. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of December 31, 2023 and 2022, BNS Sub has accrued $1,357 and $1,418, respectively, relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

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

20. RELATED PARTY TRANSACTIONS

The components of receivables from related parties and payables from related parties for the years ended December 31, 2023 and 2022 are presented below:

	Year Ended December 31,
	2023	2022
Receivable from related parties:
Receivable from associated companies - STCN	$—	$967
Receivable from other related parties	234	(5)
Total	$234	$962
Payables to related parties:
Accrued management fees	$170	$299
Payables to other related parties	2,359	2,582
Total	$2,529	$2,881

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $12,490 and $10,446 for the years ended December 31, 2023 and 2022, respectively, and net of reimbursement for use of Company assets of $150 and $0 for the years ended December 31, 2023 and 2022, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Unpaid amounts for management fees included in Payables to related parties on the Company's consolidated balance sheets were $170 and $299 at December 31, 2023 and 2022, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $4,627 and $4,535 during the years ended December 31, 2023 and 2022, respectively, of which $4,623 and $4,493 was reimbursement for executive travel during the years ended December 31, 2023 and 2022, respectively. Unpaid amounts for reimbursable expenses were approximately $2,185 and $2,427 at December 31, 2023 and 2022, respectively, and are included in Payables to related parties on the Company's consolidated balance sheets.

Corporate Services

The Company's subsidiary, Steel Services Ltd ("Steel Services"), through management services agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, which are eliminated in consolidation, Steel Services has management services agreements with other companies considered to be related parties, including J. Howard Inc., Steel Partners, Ltd. and affiliates. In total, Steel Services currently charges approximately $1,787 annually to these companies. Upon closing of the Exchange Transaction on May 1, 2023, STCN became a consolidated subsidiary of the Company as described in Note 5 - "Acquisitions and Divestitures." Service fees charged to STCN after May 1, 2023 are eliminated in consolidation. All amounts billed under these service agreements are classified as a reduction of Selling, general and administrative expenses.

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

Other

At December 31, 2023 and 2022, several related parties and consolidated subsidiaries had deposits totaling $110 and $1,112 at WebBank, respectively. Approximately $27 and $31 of these deposits, including interest which was not significant, have been eliminated in consolidation as of December 31, 2023 and 2022, respectively.

The Company recorded revenue of $19 and $226 from its transactions with related parties during the years ended December 31, 2023 and 2022, respectively.

21. SEGMENT INFORMATION

SPLP operates through the following segments: Diversified Industrial, Energy, Supply Chain and Financial Services which are managed separately and offer different products and services. The Diversified Industrial segment is comprised of manufacturers of engineered niche industrial products, including joining materials, tubing, building materials, performance materials, electrical products, cutting replacement products and services, and a packaging business. The Energy segment provides drilling and production services to the oil & gas industry and owns a youth sports business. The Supply Chain segment is comprised of the operations of Steel Connect's wholly-owned subsidiary, ModusLink, which provides supply chain management and logistics services. The Financial Services segment consists primarily of the operations of WebBank, a Utah chartered industrial bank, which engages in a full range of banking activities.

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

Steel Services charged the Diversified Industrial, Energy, Financial Services, and Supply Chain segments $54,796, $9,491, $2,160, and $2,468, respectively, for the year ended December 31, 2023. For the year ended December 31, 2022, Steel Services charged the Diversified Industrial, Energy and Financial Services segments $48,951, $9,083 and $1,929, respectively, for these services. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

Segment information is presented below:

	Year Ended December 31,
	2023	2022
Revenue:
Diversified Industrial	$1,193,964	$1,285,666
Energy	179,438	181,811
Financial Services	416,911	227,964
Supply Chain	115,144	—
Total	$1,905,457	$1,695,441
Income before interest expense and income taxes:
Diversified Industrial	$70,937	$200,629
Energy	16,247	13,608
Financial Services	74,248	63,477
Supply Chain	8,726	—
Corporate and other	570	23,044
Income before interest expense and income taxes	170,728	300,758
Interest expense	18,400	20,649
Income tax (benefit) provision	(1,674)	73,944
Net income	$154,002	$206,165
Loss (income) of associated companies, net of taxes:
Corporate and other	$8,878	$(4,611)
Total	$8,878	$(4,611)

	Year Ended December 31, 2023
	Capital Expenditures	Depreciation and Amortization
Diversified Industrial	$40,720	$41,424
Energy	8,512	10,065
Financial Services	314	835
Supply Chain	1,727	3,569
Corporate and other	178	672
Total	$51,451	$56,565

	Year Ended December 31, 2022
	Capital Expenditures	Depreciation and Amortization
Diversified Industrial	$39,588	$41,805
Energy	7,411	10,546
Financial Services	274	750
Corporate and other	268	654
Total	$47,541	$53,755

	December 31,
	2023	2022
Total Assets:
Diversified Industrial	$799,630	$819,899
Energy	80,342	80,315
Financial Services	2,498,825	1,945,964
Supply Chain	167,874	—
Corporate and other	443,769	389,671
Total	$3,990,440	$3,235,849

The following table presents geographic revenue and long-lived asset information as of and for the years ended December 31, 2023 and 2022. Foreign revenue is based on the country in which the legal subsidiary generating the revenue is domiciled. Long-lived assets in 2023 and 2022 consist of property, plant and equipment, non-current operating lease right-of-use assets, plus approximately $4,843 in both 2023 and 2022, of land and buildings from previously operating businesses and other non-operating assets. Such assets are carried at the lower of cost or fair value less cost to sell and are included in Other non-current assets on the Company's consolidated balance sheets as of December 31, 2023 and 2022. Neither revenue nor long-lived assets from any single foreign country were material to the consolidated financial statements of the Company.

	2023		2022
	Revenue	Long-lived Assets	Revenue	Long-lived Assets
Geographic information:
United States	$1,744,076	$288,180	$1,613,438	$257,129
Foreign	161,381	47,390	82,003	28,937
Total	$1,905,457	$335,570	$1,695,441	$286,066

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
As of December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to risk-weighted assets)	$359,747	15.40%	$186,523	8.00%	$244,811	10.50%	$233,154	10.00%
Tier 1 Capital
(to risk-weighted assets)	$334,833	14.40%	$139,892	6.00%	$198,180	8.50%	$186,523	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$334,833	14.40%	$104,919	4.50%	$163,207	7.00%	$151,550	6.50%
Tier 1 Capital
(to average assets)	$334,833	13.20%	$101,663	4.00%	n/a	n/a	$127,078	5.00%

As of December 31, 2022
Total Capital
(to risk-weighted assets)	$306,618	15.00%	$163,952	8.00%	$215,187	10.50%	$204,940	10.00%
Tier 1 Capital
(to risk-weighted assets)	$280,951	13.70%	$122,964	6.00%	$174,199	8.50%	$163,952	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$280,951	13.70%	$92,223	4.50%	$143,458	7.00%	$133,211	6.50%
Tier 1 Capital
(to average assets)	$280,951	14.70%	$76,300	4.00%	n/a	n/a	$95,375	5.00%

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

23. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for the years ended December 31, 2023 and 2022 is presented in the following table:

	Year Ended December 31,
	2023	2022
Cash paid during the period for:
Interest	$87,616	$29,068
Taxes	$33,296	$28,633

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

Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2023.

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

In conducting our evaluation of disclosure controls and procedures as of December 31, 2023, we have elected to exclude the internal control over financial reporting of Steel Connect (in which our ownership is approximately 85.1% and which we consolidate, in each case, as of May 1, 2023, as discussed in Note 5 - "Acquisitions and Divestitures") from our evaluation, as permitted under the SEC’s published guidance. As of and for the year ended December 31, 2023, Steel Connect represented 10.4% of our consolidated total assets and 6.0% of our consolidated revenue.

With the participation of the Company's management, including the Company's Principal Executive Officer and the Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2023. Based on such evaluation, management concluded that, as of December 31, 2023, the Company's internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

The Company is in the process of integrating Steel Connect’s historical internal controls over financial reporting with the rest of the Company, and during such time, may make appropriate changes to the internal control over financial reporting of Steel Connect. Other than the foregoing, there have been no changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of Steel Partners Holdings L.P.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Steel Partners Holdings L.P and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 8, 2024, expressed an unqualified opinion on those financial statements.

As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Steel Connect, Inc., which was acquired on May 1, 2023, and whose financial statements constitute 10.4% of consolidated total assets and 6.0% of consolidated revenues of the Company's consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Steel Connect, Inc.

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

/s/ Deloitte & Touche LLP

New York, New York
March 8, 2024

Item 9B. Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10, which will be included in the Company's definitive proxy statement for the solicitation of proxies for its 2024 Annual Meeting of Limited Partners, to be filed with the SEC pursuant to Schedule 14A within 120 days of the end of the Company's fiscal year (the “2024 Proxy Statement”), is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 included in the 2024 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 included in the 2024 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 from the 2024 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 from the 2024 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)    Financial Statements - The following financial statements of Steel Partners Holdings L.P., and subsidiaries, are included in Part II, Item 8 of this Report:

Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the years ended December 31, 2023 and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022
Consolidated Statements of Changes in Capital for the years ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
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

4.2+	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of Steel Connect, Inc.
4.3+	Description of Steel Partners Holdings L.P.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

10.1A
First Amendment and Consent to Amended and Restated Credit Agreement, dated as of June 26, 2023, by and among SPH Group Holdings LLC and Steel Excel Inc. as borrowers, PNC Bank, National Association, in its capacity as administrative agent, the lenders party thereto, and certain of the borrowers’ affiliates in their capacities as guarantors (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed June 27, 2023).

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

10.9
Letter Agreement - Permitted Investments and Investment in PCS-Mosaic Co-Invest L.P. (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.’s Quarterly Report on Form 10-Q, filed May 5, 2022).

10.10	2022 Long Term Incentive Plan for Senior Management (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2022).
10.11*
Form of Award Agreement Under the 2022 Long Term Incentive Plan for Senior Management (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2022).

10.12*	Form of Bonus, Confidentiality and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2022).
10.13*
Separation Agreement and General Release, dated as of January 20, 2023, between the Company and Gordon Walker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 26, 2023).

10.14*	Offer letter between Steel Services and Mr. Martin (incorporated by reference to Exhibit 10.3 to Steel Partners Holdings L.P.’s Quarterly Report on Form 10-Q, filed August 9, 2023).
10.15*	Offer letter between Steel Services and Mr. O’Herrin (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed August 7, 2023).
10.16
Transfer and Exchange Agreement, dated as of April 30, 2023, by and among Steel Partners Holdings L.P., Steel Excel, Inc., WebFinancial Holding Corporation and Steel Connect, Inc. (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed May 1, 2023).

10.17
Stockholders’ Agreement, dated as of April 30, 2023, by and among Steel Connect, Inc., Steel Partners Holdings L.P., and the other stockholders signatory therein (incorporated by reference to Exhibit 10.2 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed May 1, 2023).

10.18
Voting Agreement, dated as of April 30, 2023, by and among Steel Connect, Inc., Steel Partners Holdings L.P., WebFinancial Holding Corporation, WHX CS, LLC, WF Asset Corp., Steel Partners, Ltd., Warren G. Lichtenstein, and Jack L. Howard. (incorporated by reference to Exhibit 10.3 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed May 1, 2023).

21.1+	Subsidiaries of Steel Partners Holdings L.P.
23.1+	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
24.1+	Power of Attorney (included in the signature page)
31.1+	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1+	Steel Partners Holdings L.P. Policy for the Recovery of Erroneously Awarded Compensation.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).
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
March 8, 2024
	By:	Steel Partners Holdings GP Inc.
Its General Partner

	By:	/s/ Warren G. Lichtenstein
Warren G. Lichtenstein
Executive Chairman

POWER OF ATTORNEY

Each of the undersigned do hereby appoint Warren G. Lichtenstein and Ryan O'Herrin, and each of them severally, his or her true and lawful attorney to execute on behalf of the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated with respect to Steel Partners Holdings GP Inc., the general partner of Steel Partners Holdings L.P., and on behalf of the registrant and on the dates indicated below:

By:	/s/ Warren G. Lichtenstein	March 8, 2024
	Warren G. Lichtenstein, Executive Chairman	Date
(Principal Executive Officer)

By:	/s/ Ryan O'Herrin	March 8, 2024
	Ryan O'Herrin, Chief Financial Officer	Date
(Principal Financial Officer)

By:	/s/ Gary W. Tankard	March 8, 2024
	Gary W. Tankard, Chief Accounting Officer	Date
(Principal Accounting Officer)

By:	/s/ Jack L. Howard	March 8, 2024
	Jack L. Howard, Director	Date

By:	/s/ James Benenson III	March 8, 2024
	James Benenson III, Director	Date

By:	/s/ Eric P. Karros	March 8, 2024
	Eric P. Karros, Director	Date

By:	/s/ John P. McNiff	March 8, 2024
	John P. McNiff, Director	Date

By:	/s/ Lon Rosen	March 8, 2024
	Lon Rosen, Director	Date

By:	/s/ Rory Tahari	March 8, 2024
	Rory Tahari, Director	Date