Form 10-Q
period 2024-03-31
STEEL PARTNERS HOLDINGS L.P.
filed 2024-05-08
CIK 1452857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The number of common units outstanding as of May 1, 2024 was 20,393,258.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except common units)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$446,668	$577,928
Trade and other receivables - net of allowance for doubtful accounts of $2,160 and $2,481, respectively	223,559	216,429
Loans receivable, including loans held for sale of $705,362 and $868,884, respectively, net	1,400,739	1,582,536
Inventories, net	204,823	202,294
Prepaid expenses and other current assets	37,443	48,169
Total current assets	2,313,232	2,627,356
Long-term loans receivable, net	348,574	386,072
Goodwill	148,791	148,838
Other intangible assets, net	109,827	114,177
Other non-current assets	336,487	342,046
Property, plant and equipment, net	253,330	253,980
Operating lease right-of-use assets	72,507	76,746
Long-term investments	58,211	41,225
Total Assets	$3,640,959	$3,990,440
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$142,886	$131,922
Accrued liabilities	98,183	117,943
Deposits	1,526,207	1,711,585
Other current liabilities	97,672	103,682
Total current liabilities	1,864,948	2,065,132
Long-term deposits	337,619	370,107
Long-term debt	92,738	191,304
Other borrowings	8,426	15,065
Preferred unit liability	153,743	154,925
Accrued pension liabilities	44,353	46,195
Deferred tax liabilities	18,994	18,353
Long-term operating lease liabilities	58,307	61,790
Other non-current liabilities	60,621	62,161
Total Liabilities	2,639,749	2,985,032
Commitments and Contingencies
Capital:
Partners' capital common units: 20,392,204 and 21,296,067 issued and outstanding (after deducting 19,301,094 and 18,367,307 units held in treasury, at cost of $368,784 and $329,297), respectively	1,076,029	1,079,853
Accumulated other comprehensive loss	(122,333)	(121,223)
Total Partners' Capital	953,696	958,630
Noncontrolling interests in consolidated entities	47,514	46,778
Total Capital	1,001,210	1,005,408
Total Liabilities and Capital	$3,640,959	$3,990,440

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Diversified Industrial net sales	$292,440	$304,426
Energy net revenue	31,921	48,164
Financial Services revenue	109,955	92,781
Supply Chain revenue	42,030	—
Total revenue	476,346	445,371
Costs and expenses:
Cost of goods sold	274,156	261,293
Selling, general and administrative expenses	135,292	114,954
Finance interest expense	23,963	13,741
Provision for credit losses	755	7,806
Interest expense	1,394	5,986
Realized and unrealized gains on securities, net	(4,068)	(607)
Other income, net	(815)	(1,176)
Total costs and expenses	430,677	401,997
Income from operations before income taxes and equity method investments	45,669	43,374
Income tax provision	10,861	14,604
Loss of associated companies, net of taxes	7	3,967
Net income	34,801	24,803
Net (income) loss attributable to noncontrolling interests in consolidated entities	(570)	43
Net income attributable to common unitholders	$34,231	$24,846
Net income per common unit - basic
Net income attributable to common unitholders	$1.65	$1.15
Net income per common unit - diluted
Net income attributable to common unitholders	$1.50	$1.09
Weighted-average number of common units outstanding - basic	20,762,244	21,685,794
Weighted-average number of common units outstanding - diluted	24,811,176	25,541,246

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$34,801	$24,803
Other comprehensive (loss) income, net of taxes:
Currency translation adjustments	(1,110)	1,093
Other comprehensive (loss) income	(1,110)	1,093
Comprehensive income	33,691	25,896
Comprehensive (income) loss attributable to noncontrolling interests	(570)	43
Comprehensive income attributable to common unitholders	$33,121	$25,939

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(Unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2023	39,663,374	(18,367,307)	$(329,297)	$1,079,853	$(121,223)	$958,630	$46,778	$1,005,408
Net income	—	—	—	34,231	—	34,231	570	34,801
Currency translation adjustments	—	—	—	—	(1,110)	(1,110)	—	(1,110)
Equity compensation - restricted units	2,995	—	—	381	—	381	—	381
Tax withholding related to vesting of restricted units	(609)	—	—	(587)	—	(587)	—	(587)
Share-based long term incentive plan unit awards	27,538	—	—	1,604	—	1,604	—	1,604
Purchases of SPLP common units	—	(933,787)	(39,487)	(39,487)	—	(39,487)	—	(39,487)
Adjustment to interest in consolidated subsidiaries	—	—	—	—	—	—	155	155
Other, net	—	—	—	34	—	34	11	45
Balance as of March 31, 2024	39,693,298	(19,301,094)	$(368,784)	$1,076,029	$(122,333)	$953,696	$47,514	$1,001,210

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2022	39,509,772	(17,904,679)	$(309,257)	$952,094	$(151,874)	$800,220	$1,240	$801,460
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	—	—	(3,862)	—	(3,862)	—	(3,862)
Net income (loss)	—	—	—	24,846	—	24,846	(43)	24,803
Currency translation adjustments	—	—	—	—	1,093	1,093	—	1,093
Equity compensation - restricted units	146,414	—	—	(11)	—	(11)	—	(11)
Tax withholding related to vesting of restricted units	(8,972)	—	—	(333)	—	(333)	—	(333)
Purchases of SPLP common units	—	(75,504)	(3,248)	(3,248)	—	(3,248)	—	(3,248)
Other, net	—	—	—	(61)	—	(61)	—	(61)
Balance as of March 31, 2023	39,647,214	(17,980,183)	$(312,505)	$969,425	$(150,781)	$818,644	$1,197	$819,841

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$34,801	$24,803
Adjustments to reconcile net income from operations to net cash (used in) provided by operating activities:
Provision for credit losses	755	7,806
Loss of associated companies, net of taxes	7	3,967
Realized and unrealized gains on securities, net	(4,068)	(607)
Derivative gains on economic interests in loans	(1,283)	(1,260)
Non-cash pension expense	1,400	2,980
Deferred income taxes	654	9,722
Depreciation and amortization	14,414	12,943
Non-cash lease expense	5,747	2,832
Equity-based compensation	381	(11)
Other	340	1,166
Net change in operating assets and liabilities:
Trade and other receivables	(7,371)	(15,398)
Inventories	(2,752)	(6,585)
Prepaid expenses and other assets	14,335	(13,440)
Accounts payable, accrued and other liabilities	(23,421)	15,152
Net decrease (increase) in loans held for sale	163,521	(92,318)
Net cash provided by (used in) operating activities	$197,460	$(48,248)
Cash flows from investing activities:
Purchases of investments	(14,083)	(5,729)
Proceeds from sales of investments	994	36
Proceeds from maturities of investments	6,188	36,512
Principal repayment on Steel Connect Convertible Note	—	1,000
Loan originations, net of collections	54,958	(174,982)
Purchases of property, plant and equipment	(10,066)	(10,708)
Proceeds from sale of property, plant and equipment	1,173	—
Other	(15)	(92)
Net cash provided by (used in) investing activities	$39,149	$(153,963)
Cash flows from financing activities:
Net revolver (repayments) borrowings	(98,545)	2,953
Repayments of term loans	(17)	(17)
Purchases of the Company's common units	(39,487)	(3,248)
Purchases of the Company's preferred units	(1,830)	—
Net decrease in other borrowings	(6,576)	(9,950)
Distribution to preferred unitholders	(2,380)	(2,408)
Purchase of subsidiary shares from noncontrolling interests	(24)	—
Tax withholding related to vesting of restricted units	(587)	(333)
Net (decrease) increase in deposits	(217,866)	285,720
Net cash (used in) provided by financing activities	$(367,312)	$272,717
Net change for the period	(130,703)	70,506
Effect of exchange rate changes on cash and cash equivalents	(557)	100
Cash, cash equivalents and restricted cash at beginning of period	577,928	234,448
Cash, cash equivalents and restricted cash at end of period	$446,668	$305,054

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All amounts used in the Notes to Consolidated Financial Statements are in thousands, except common and preferred units, per common and preferred unit, share and per share data, and price per ounce.

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of the Business

Steel Partners Holdings L.P. ("we," "our," "SPLP," or "Company") is a diversified global holding company that engages in multiple businesses through consolidated subsidiaries and other interests. It owns and operates businesses and has significant interests in various companies, including diversified industrial products, energy, defense, supply chain management and logistics, banking and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services and Supply Chain, which are managed separately and offer different products and services. For additional details related to the Company's reportable segments, see Note 17 - "Segment Information." Steel Partners Holdings GP Inc. ("SPH GP"), a Delaware corporation, is the general partner of SPLP and is wholly-owned by SPLP. The Company is managed by SP General Services LLC ("Manager"), pursuant to the terms of an amended and restated management agreement (the "Management Agreement") discussed in further detail in Note 16 - "Related Party Transactions."

Basis of Presentation

The accompanying unaudited consolidated financial statements as of March 31, 2024 and for the three month periods ended March 31, 2024 and 2023, which have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods, include the accounts of the Company and its consolidated subsidiaries. The financial results of Steel Connect, Inc. ("Steel Connect" or "STCN") have been included in the Company's consolidated financial statements since May 1, 2023 (see Note 3 - "Acquisitions and Divestitures"). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected herein. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 ("Annual Report" or "Form 10-K"), from which the consolidated balance sheet as of December 31, 2023 has been derived.

The Company's fiscal quarter ends on the last day of the calendar quarter; however, for certain subsidiaries of the Company, the fiscal quarter periods end on the Saturday that is closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year. The Company and all its subsidiaries close their books for fiscal years on December 31 except for Steel Connect, which closes its books for its fiscal years on July 31. For ease of presentation, the quarterly financial statements included herein are described as ending on the last day of the calendar quarter.

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

Adoption of New Accounting Standards

In June 2022, the FASB issued Accounting Standards Update ("ASU") 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The new standard clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring the fair value of the security. The new standard also requires certain disclosures related to equity securities with contractual sale restrictions. The Company adopted ASU 2022-03 on January 1, 2024. The adoption did not have any impact on the Company's consolidated financial statements and disclosures.

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

The following table presents the Company's revenues disaggregated by geography for the three months ended March 31, 2024 and 2023. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Three Months Ended March 31,
	2024	2023
United States	$426,956	$426,165
Foreign	49,390	19,206
Total revenue	$476,346	$445,371

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections result in billed trade receivables, unbilled receivables (contract assets) and deferred revenues (contract liabilities) on the consolidated balance sheets.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the contract asset balance was $5,922 and $5,317, respectively.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts that are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheets, based on the timing of when the Company expects to recognize revenue.

Contract Liabilities
Balance at December 31, 2023	$7,388
Deferral of revenue	5,156
Recognition of unearned revenue	(5,301)
Balance at March 31, 2024	$7,243

Balance at December 31, 2022	$4,380
Deferral of revenue	5,031
Recognition of unearned revenue	(4,687)
Balance at March 31, 2023	$4,724

3. ACQUISITIONS AND DIVESTITURES

STCN Transfer and Exchange Agreement

On April 30, 2023, the Company and Steel Connect, executed a series of agreements, in which the Steel Partners Group transferred an aggregate of 3,597,744 shares of common stock, par value $0.10 per share, of Aerojet Rocketdyne Holdings, Inc. ("Aerojet") held by the Steel Partners Group to Steel Connect in exchange for 3,500,000 shares of newly created Series E Convertible Preferred Stock of Steel Connect (the "Series E Convertible Preferred Stock" and such transfer and related transactions, the "Exchange Transaction"). The Series E Convertible Preferred Stock is convertible into an aggregate of 184.9 million shares (19.8 million shares post June 21, 2023 reverse/forward stock split) of Steel Connect common stock, par value $0.01 per share (the “common stock” or “Common Stock”), and will vote together with the Steel Connect common stock and participate in any dividends paid on the Steel Connect common stock, in each case on an as-converted basis. Upon conversion of the Series E Convertible Preferred Stock, when combined with STCN common stock, STCN convertible debt, if converted, and STCN Series C preferred shares, also if converted, owned by the Company, would result in the Steel Partners Group holding approximately 84.0% of the outstanding equity interests of Steel Connect as of the Exchange Transaction date. The Exchange Transaction closed on May 1, 2023, the date that the consideration was exchanged between the Company and Steel Connect and as of that date Steel Connect became a consolidated subsidiary for financial reporting purposes. Steel Connect is not consolidated for Federal income tax purposes because the ownership in Steel Connect is dispersed between different federal tax consolidation groups. Steel Connect's assets and liabilities have been included in the Company's consolidated balance sheet, with a related noncontrolling interest of 16.0% of STCN's common stock. Prior to May 1, 2023, the Company held a 49.6% ownership interest in Steel Connect and accounted for its investment in Steel Connect in accordance with the equity method of accounting. The Company remeasured the previously held equity method investment to its fair value based upon a valuation of Steel Connect, as of the date of the Exchange Transaction.

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

(in thousands)	Useful Life (Years)	Amount
Customer relationships	7	$25,000
Trade name	Indefinite	10,500
Estimated fair value of identifiable intangible assets		$35,500

The operating results of Steel Connect have been included in our consolidated financial statements since the date of the Exchange Transaction.

4. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classifications of Loans receivable, including loans held for sale, held by WebBank as of March 31, 2024 and December 31, 2023 are as follows:

	Total				Current		Non-current
	March 31, 2024	%	December 31, 2023	%	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Loans held for sale	$705,362		$868,884		$705,362	$868,884	$—	$—

Commercial real estate loans	$2,844	—%	$2,078	—%	$—	$—	$2,844	$2,078
Commercial and industrial	939,693	88%	980,722	87%	635,756	646,890	303,937	333,832
Consumer loans	123,534	12%	142,410	13%	81,741	92,248	41,793	50,162
Total loans	1,066,071	100%	1,125,210	100%	717,497	739,138	348,574	386,072
Less:
Allowance for credit losses	(22,120)		(25,486)		(22,120)	(25,486)	—	—
Total loans receivable, net	$1,043,951		$1,099,724		695,377	713,652	348,574	386,072
Loans receivable, including loans held for sale (a)					$1,400,739	$1,582,536	$348,574	$386,072
(a)    The amortized cost of loans receivable, including loans held for sale, is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, was $1,743,860 and $1,967,021 as of March 31, 2024 and December 31, 2023, respectively.

Loans with an amortized cost of approximately $301,851 and $381,256 were pledged as collateral for potential borrowings as of March 31, 2024 and December 31, 2023, respectively. At both March 31, 2024 and December 31, 2023, WebBank serviced $1,744 in loans for others.

WebBank sold loans classified as loans held for sale of $5,676,769 and $4,275,373 during the three months ended March 31, 2024 and 2023, respectively. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of consumer and small business loans. Amounts added to loans held for sale during the same periods were $5,513,362 and $4,388,701, respectively.

WebBank's allowance for credit losses ("ACL") decreased $3,366, or 13.2%, during the three months ended March 31, 2024. The decrease in the ACL was primarily driven by a reduction in loan balances. WebBank continues to monitor the impact of the current economic environment, including potential future negative impacts to its loan portfolio.

Changes in the ACL are summarized as follows:

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2023	$75	$14,744	$10,667	$25,486
Charge-offs	—	(2,644)	(2,100)	(4,744)
Recoveries	—	399	164	563
Provision (benefit)	63	946	(194)	815
March 31, 2024	$138	$13,445	$8,537	$22,120

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2022	$28	$18,493	$11,169	$29,690
Impact of adopting current expected credit loss accounting guidance	1	1,144	3,597	4,742
Charge-offs	—	(3,493)	(2,539)	(6,032)
Recoveries	5	328	154	487
Provision	7	5,156	2,643	7,806
March 31, 2023	$41	$21,628	$15,024	$36,693

The ACL and outstanding loan balances are summarized as follows:

March 31, 2024	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for credit losses:
Individually evaluated for impairment	$8	$1,079	$—	$1,087
Collectively evaluated for impairment	130	12,366	8,537	21,033
Total	$138	$13,445	$8,537	$22,120
Outstanding loan balances:
Individually evaluated for impairment	$8	$3,416	$—	$3,424
Collectively evaluated for impairment	2,836	936,277	123,534	1,062,647
Total	$2,844	$939,693	$123,534	$1,066,071

December 31, 2023	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$8	$1,000	$—	$1,008
Collectively evaluated for impairment	67	13,744	10,667	24,478
Total	$75	$14,744	$10,667	$25,486
Outstanding loan balances:
Individually evaluated for impairment	$8	$3,095	$—	$3,103
Collectively evaluated for impairment	2,070	977,627	142,410	1,122,107
Total	$2,078	$980,722	$142,410	$1,125,210

Nonaccrual and Past Due Loans

Commercial and industrial loans past due 90 days or more and still accruing interest were $9,710 and $10,270 at March 31, 2024 and December 31, 2023, respectively. Consumer loans past due 90 days or more and still accruing interest were $2,000 and $4,790 at March 31, 2024 and December 31, 2023, respectively. The Company had nonaccrual loans of $832 and $814 at March 31, 2024 and December 31, 2023, respectively.

Past due loans (accruing and nonaccruing) are summarized as follows:

March 31, 2024	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$2,844	$—	$—	$—	$2,844	$—	$—
Commercial and industrial	919,243	10,740	9,710	20,450	939,693	9,710	832
Consumer loans	117,944	3,590	2,000	5,590	123,534	2,000	—
Total loans	$1,040,031	$14,330	$11,710	$26,040	$1,066,071	$11,710	$832

December 31, 2023	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$2,078	$—	$—	$—	$2,078	$—	$—
Commercial and industrial	959,852	10,600	10,270	20,870	980,722	10,270	814
Consumer loans	132,570	5,050	4,790	9,840	142,410	4,790	—
Total loans	$1,094,500	$15,650	$15,060	$30,710	$1,125,210	$15,060	$814

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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

March 31, 2024	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$2,836	$—	$8	$—	$2,844
Commercial and industrial	704,873	231,404	—	3,416	—	939,693
Consumer loans	123,534	—	—	—	—	123,534
Total loans	$828,407	$234,240	$—	$3,424	$—	$1,066,071

December 31, 2023	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$2,070	$—	$8	$—	$2,078
Commercial and industrial	675,952	301,675	—	3,095	—	980,722
Consumer loans	142,410	—	—	—	—	142,410
Total loans	$818,362	$303,745	$—	$3,103	$—	$1,125,210

The following table represents the amortized cost basis loan balances by year of origination and credit quality indicator:

	As of March 31, 2024						Revolving loans amortized cost basis
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior		Total
Commercial Real Estate Loans
Risk Rating:
Pass	$782	$1,113	$588	$126	$61	$166	$—	$2,836
Sub-standard	—	—	—	—	—	8	—	8
Total Commercial Real Estate Loans	$782	$1,113	$588	$126	$61	$174	$—	$2,844

Commercial & Industrial
Risk Rating:
Pass	$—	$74,724	$106,365	$50,104	$211	$—	$—	$231,404
Non - graded	273,077	260,050	8,376	4,158	7,669	24	151,519	704,873
Sub-standard	435	435	15	—	—	2,531	—	3,416
Total Commercial & Industrial	$273,512	$335,209	$114,756	$54,262	$7,880	$2,555	$151,519	$939,693
Current period gross charge-offs	$27	$1,427	$995	$67	$108	$20	$—	$2,644

Consumer Loans
Risk Rating:
Non - graded	$8,012	$60,195	$21,623	$1,958	$421	$648	$30,677	$123,534
Total Consumer Loans	$8,012	$60,195	$21,623	$1,958	$421	$648	$30,677	$123,534
Current period gross charge-offs	$—	$1,416	$589	$51	$10	$34	$—	$2,100

	As of December 31, 2023						Revolving loans amortized cost basis
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior		Total
Commercial Real Estate Loans
Risk Rating:
Pass	$1,116	$591	$126	$61	$42	$134	$—	$2,070
Sub-standard	—	—	—	—	—	8	—	8
Total Commercial Real Estate Loans	$1,116	$591	$126	$61	$42	$142	$—	$2,078

Commercial & Industrial
Risk Rating:
Pass	$135,468	$114,821	$51,181	$205	$—	$—	$—	$301,675
Non - graded	508,163	11,717	414	1,901	278	62	153,417	675,952
Sub-standard	560	27	—	—	—	2,508	—	3,095
Total Commercial & Industrial	$644,191	$126,565	$51,595	$2,106	$278	$2,570	$153,417	$980,722

Consumer Loans
Risk Rating:
Non - graded	$74,242	$25,733	$2,475	$594	$1,056	$51	$38,259	$142,410
Total Consumer Loans	$74,242	$25,733	$2,475	$594	$1,056	$51	$38,259	$142,410

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

During the three months ended March 31, 2024 and 2023, WebBank did not issue new loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The existing loans were funded by the PPP Liquidity Facility, have terms of between two and five years, and their repayment is guaranteed by the SBA. Payments by borrowers on the loans can begin up to 16 months after the note date, and interest will continue to accrue during the 16-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. The PPP loans are included in Commercial and industrial loans in the table above. As of March 31, 2024, the total PPP loans and associated liabilities were $10,221 and $8,426, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the Company's consolidated balance sheet as of March 31, 2024. As of December 31, 2023, the total PPP loans and associated liabilities were $16,660 and $15,065, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of December 31, 2023. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan. WebBank has received forgiveness payments from the SBA and received payments from borrowers of $6,439 during the three months ended March 31, 2024.

5. INVENTORIES, NET

A summary of Inventories, net is as follows:

	March 31, 2024	December 31, 2023
Finished products	$57,492	$62,798
In-process	36,314	34,376
Raw materials	69,289	68,895
Fine and fabricated precious metal in various stages of completion	42,019	36,393
	205,114	202,462
LIFO reserve	(291)	(168)
Total	$204,823	$202,294

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

The Company obtains certain precious metals under a fee consignment agreement. As of March 31, 2024 and December 31, 2023, the Company had approximately $31,690 and $30,242, respectively, of precious metals, principally silver, under consignment, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount recorded in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

	March 31, 2024	December 31, 2023
Supplemental inventory information:
Precious metals stated at LIFO cost	$4,245	$2,113
Precious metals stated under non-LIFO cost methods, primarily at fair value	$37,483	$34,112
Market price per ounce:
Silver	$24.88	$23.93
Gold	$2,224.60	$2,069.11
Platinum	$912.75	$998.58
Palladium	$1,018.54	$1,108.32

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A summary of the change in the carrying amount of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Financial Services	Supply Chain	Corporate and Other	Total
Balance as of December 31, 2023
Gross goodwill	$155,423	$67,143	$9,474	$22,785	$81	$254,906
Accumulated impairments	(41,278)	(64,790)	—	—	—	(106,068)
Net goodwill	114,145	2,353	9,474	22,785	81	148,838
Currency translation adjustments	(47)	—	—	—	—	(47)
Balance as of March 31, 2024
Gross goodwill	155,376	67,143	9,474	22,785	81	254,859
Accumulated impairments	(41,278)	(64,790)	—	—	—	(106,068)
Net goodwill	$114,098	$2,353	$9,474	$22,785	$81	$148,791

A summary of Other intangible assets, net is as follows:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$216,836	$147,875	$68,961	$216,968	$144,686	$72,282
Trademarks, trade names and brand names	57,144	23,854	33,290	57,160	23,431	33,729
Developed technology, patents and patent applications	33,101	25,525	7,576	33,102	25,086	8,016
Other	16,660	16,660	—	16,662	16,512	150
Total	$323,741	$213,914	$109,827	$323,892	$209,715	$114,177

Trademarks with indefinite lives as of March 31, 2024 and December 31, 2023 were $22,193 and $22,210, respectively. Amortization expense related to intangible assets was $4,303 and $3,588 for the three months ended March 31, 2024 and 2023, respectively.

Based on gross carrying amounts at March 31, 2024, the Company's estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2024 through 2028 is presented in the table below.

	Year Ending December 31,
	2024	2025	2026	2027	2028
Estimated amortization expense	17,192	15,705	13,687	13,007	12,213

7. INVESTMENTS

The following table summarizes the Company's long-term investments as of March 31, 2024 and December 31, 2023.

	Ownership %		Long-Term Investments Balance
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
PCS-Mosaic (a)	58.3%	58.3%	19,058	19,067
Other long-term investments (b)			39,153	22,158
Total			$58,211	$41,225

a)Represents the Company's investment in PCS-Mosaic, which is accounted for under the equity method of accounting.
b)The balance consists of multiple common stock investments of public and non-public companies and available for sale securities.

The Loss of associated companies, net of taxes, for the three months ended March 31, 2024 and 2023, respectively, are as follows:

	Three Months Ended March 31,
	2024	2023
STCN convertible notes	$—	$(32)
STCN common stock	—	3,999
PCS-Mosaic	7	—
Loss of associated companies, net of taxes	$7	$3,967

The amounts of unrealized losses (gains) for the three months ended March 31, 2024 and 2023 that relate to equity securities still held as of March 31, 2024 and 2023, respectively, are as follows:

	Three Months Ended March 31,
	2024	2023
Net gains recognized during the period on equity securities	$(4,068)	$(607)
Less: Net losses recognized during the period on equity securities sold during the period	167	3
Unrealized gains recognized during the period on equity securities still held at the end of the period	$(4,235)	$(610)

Equity Method Investments

As of March 31, 2024, the Company's investments in associated companies includes PCS-Mosaic, which is accounted for under the equity method of accounting. PCS-Mosaic is a private investment fund primarily invested in specialized software development and training services. PCS-Mosaic is carried at cost, plus or minus the Company’s share of net earnings or losses of the investment. Associated companies are included in the Corporate and Other segment.

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

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$316,302	$2,139	$318,441	$316,302

Contractual maturities within:
Less than five years				312,596
Five years to ten years				105
After ten years				3,601
Total				$316,302

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$322,268	$2,199	$324,467	$322,268

Contractual maturities within:
Less than five years				318,644
Five years to ten years				—
After ten years				3,624
Total				$322,268

WebBank regularly evaluates each HTM debt security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. If there is an other-than-temporary impairment in the fair value of any individual security classified as HTM, WebBank writes down the security to fair value with a corresponding credit loss portion charged to earnings, and the corresponding non-credit portion charged to accumulated other comprehensive income. The ACL for HTM debt securities of $2,139 and $2,199 at March 31, 2024 and December 31, 2023, respectively, is included in the net amortized cost balance of the securities. For the three months ended March 31, 2024, WebBank recorded a reversal of provision for credit losses on HTM debt securities of $60.

8. DEBT

The short-term debt and current portion of long-term debt are included in Other current liabilities on the Company's consolidated balance sheets. The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	March 31, 2024	December 31, 2023
Short-term debt:
Foreign	$4	$—
Short-term debt	4	—
Long-term debt:
Credit Agreement	91,900	190,449
Other debt - domestic	905	922
Subtotal	92,805	191,371
Less: portion due within one year	67	67
Long-term debt	92,738	191,304
Total debt	$92,809	$191,371

Long-term debt as of March 31, 2024 matures in each of the next five years as follows:

	Total	2024	2025	2026	2027	2028	Thereafter
Long-term debt	$92,805	$51	$67	$91,967	$720	$—	$—

As of March 31, 2024, the Company's senior credit agreement, as amended and restated ("Credit Agreement") covers substantially all of the Company's subsidiaries, with the exception of WebBank and Steel Connect, and provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the "Revolving Credit Loans"), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a foreign currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The Credit Agreement permits, under certain circumstances, to increase the aggregate principal amount of revolving credit commitments under the Credit Agreement by $300,000 plus additional amounts so long as the Leverage Ratio (as defined in the Credit Agreement) would not exceed 3.50:1. Borrowings bear interest, at annual rates of either Base Rate, SOFR Rate or Term RFR (each as defined in the Credit Agreement), at the borrowers’ option, plus an applicable margin, as set forth in the Credit Agreement. As of March 31, 2024, the Credit Agreement also provides for a commitment fee of 0.150% to be paid on unused borrowings.

The Credit Agreement contains financial covenants, including: (i) a Leverage Ratio not to exceed 4.25 to 1.00 for quarterly periods as of the end of each fiscal quarter; provided, however, that notwithstanding the foregoing, following a Material Acquisition (as defined in the Credit Agreement), Borrowers shall not permit the Leverage Ratio, calculated as of the end of each of the four (4) fiscal quarters immediately following such Material Acquisition (which, for the avoidance of doubt, shall commence with the fiscal quarter in which such Material Acquisition is consummated), to exceed 4.50 to 1.00 and (ii) an Interest Coverage Ratio, calculated as of the end of each fiscal quarter, not less than 3.00 to 1.00. The Credit Agreement also contains standard representations, warranties and covenants for a transaction of this nature, including, among other things, covenants relating to: (i) financial reporting and notification; (ii) payment of obligations; (iii) compliance with law; (iv) maintenance of insurance; and (v) maintenance of properties. As of March 31, 2024, the Company was in compliance with all financial and nonfinancial covenants under the Credit Agreement. The Company believes it will remain in compliance with the Credit Agreements covenants for the next twelve months. The Credit Agreement will expire on December 29, 2026.

The weighted average interest rate on the Credit Agreement was 6.67% at March 31, 2024. As of March 31, 2024, letters of credit totaling $10,208 had been issued under the Credit Agreement. The primary use of the Company's letters of credit are to support the performance and financial obligations related to certain environmental matters, insurance programs and real estate leases. The Credit Agreement permits the Company to borrow for the dividends on its preferred units, pension contributions, investments, acquisitions and other general corporate expenses. Based on financial results as of March 31, 2024, the Company's total availability under the Credit Agreement, which is based upon Consolidated Adjusted EBITDA (as defined in the Credit Agreement) and certain covenants as described in the Credit Agreement, was approximately $497,900 as of March 31, 2024.

Steel Connect Revolving Credit Facility

Steel Connect's wholly-owned subsidiary, ModusLink Corporation ("ModusLink"), has a revolving credit agreement (the "Umpqua Revolver") with Umpqua Bank which provides for a maximum credit commitment of $12,500 and a sub-limit of $5,000 for letters of credit and expires on March 31, 2025. As of March 31, 2024, ModusLink was in compliance with the Umpqua Revolver's covenants and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months. As of March 31, 2024, ModusLink had available borrowing capacity of $11,890 and there was $610 outstanding for letters of credit.

On May 1, 2024, ModusLink entered into a Second Amendment to Credit Agreement (the "Second Amendment"), amending the Umpqua Revolver. Among other things, the Second Amendment extended the maturity date with respect to revolving loans from March 31, 2025 to March 31, 2026, removed certain adjustments in the definition of "Adjusted EBITDA" as set forth in the Umpqua Revolver, and removed certain caps and conditions on ModusLink's ability to pay dividends.

9. FINANCIAL INSTRUMENTS

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 14 - "Fair Value Measurements"). As of March 31, 2024, outstanding derivatives mature within three to five years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial Services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Precious Metal and Commodity Inventories

As of March 31, 2024, the Company had the following outstanding forward contracts with settlement dates through April 2024. There were no futures contracts outstanding as of March 31, 2024.

Commodity	Amount (in whole units)	Notional Value
Silver	56,089 ounces	$1,383
Gold	5 ounces	$13
Palladium	1,425 ounces	$1,430
Platinum	46 ounces	$42
Copper	266,000 pounds	$977
Tin	32 metric tons	$893

Fair Value Hedges. Certain forward contracts are accounted for as fair value hedges under ASC 815 for the Company's precious metal inventory carried at fair value. These contracts hedge 47,677 ounces (in whole units) of silver and a majority of the Company's pounds of copper. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net changes in fair value of the derivative assets and liabilities, and the changes in the fair value of the underlying hedged inventory, are recognized in the Company's consolidated statements of operations, and such amounts principally offset each other due to the effectiveness of the hedges.

Economic Hedges. The remaining outstanding forward contracts for silver, and all the contracts for gold, palladium, platinum and tin, are accounted for as economic hedges. As these derivatives are not designated as accounting hedges under ASC 815, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market with gains and losses recorded in earnings in the Company's consolidated statements of operations. The economic hedges are associated primarily with the Company's precious metal inventory valued using the LIFO method.

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets are as follows:

	Fair Value of Derivative Assets (Liabilities)
	March 31, 2024		December 31, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as ASC 815 hedges
Commodity contracts	Other liabilities	$(99)	Other liabilities	$(25)
Derivatives not designated as ASC 815 hedges
Commodity contracts	Other liabilities	$(15)	Prepaid expenses and other current assets	$75
Economic interests in loans	Other non-current assets	$4,939	Other non-current assets	$4,903

The effects of fair value hedge accounting on the consolidated statements of operations for the three months ended March 31, 2024 and 2023 are not material. The effects of derivatives not designated as ASC 815 hedging instruments on the consolidated statements of operations for the three months ended March 31, 2024 and 2023 are as follows:

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Amount of Gain Recognized in Income
		Three Months Ended March 31,
		2024	2023
Commodity contracts	Other (expense) income, net	(83)	$544
Economic interests in loans	Financial Services revenue	1,283	1,260
Total		$1,200	$1,804

Financial Instruments with Off-Balance Sheet Risk

WebBank is a party to financial instruments with off-balance sheet risk. In the normal course of business, these financial instruments include commitments to extend credit in the form of loans as part of WebBank's lending arrangements. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the Company's consolidated balance sheets. The contractual amounts of those instruments reflect the extent of involvement WebBank has in particular classes of financial instruments.

As of March 31, 2024 and December 31, 2023, WebBank's undisbursed loan commitments totaled $396,104 and $340,621, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

	Three Months Ended March 31,
	2024	2023
Interest cost	$4,199	$4,538
Expected return on plan assets	(5,010)	(4,467)
Amortization of actuarial loss	2,185	2,882
Total net pension expense	$1,374	$2,953

Net pension expense is included in Selling, general and administrative expenses in the consolidated statements of operations. During the three months ended March 31, 2024, the Company contributed $2,983 to its pension plans. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events. The Company currently estimates it will contribute $7,354 to its pension plans during the remainder of 2024.

11. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of March 31, 2024, the Company had 20,392,204 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

The Board of Directors of SPH GP, the general partner of SPLP (the "Board of SPH GP") has approved the repurchase of up to an aggregate of 9,520,240 of the Company's common units (the "Repurchase Program"), which is inclusive of 750,000 common units approved in March 2024. The Repurchase Program, which was announced on December 7, 2016, supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market or in negotiated transactions off the market, in compliance with applicable laws and regulations. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. The Company repurchased 933,787 common units for an aggregate purchase price of $39,487 during the three months ended March 31, 2024. From the inception of the Repurchase Program the Company has purchased 8,742,407 common units for an aggregate price of approximately $203,885. As of March 31, 2024, there remained 777,833 common units that may yet be purchased under the Repurchase Program. In April 2024, the Company repurchased 1,891 common units for $73.

Incentive Award Plan

The Company's 2018 Incentive Award Plan (the "2018 Plan") provides equity-based compensation through the grant of options to purchase the Company's limited partnership units, unit appreciation rights, restricted units, phantom units, substitute awards, performance awards, other unit-based awards, and, as appropriate, any tandem distribution equivalent rights granted with respect to an award (collectively, "LP Units"). On May 18, 2020, the Company's unitholders approved the Amended and Restated 2018 Incentive Award Plan, which increased the number of LP Units issuable under the 2018 Plan by 500,000 to a total of 1,000,000 LP Units. On June 9, 2021, the Company's unitholders approved the Second Amended and Restated 2018 Incentive Award Plan ("Second A&R 2018 Plan"), which increased the number of LP Units issuable under the 2018 Plan by 1,000,000 to a total of 2,000,000 LP Units. The Company granted 27,538 restricted units under the Second A&R 2018 Plan during the three months ended March 31, 2024, which vested immediately on the date of the grant.

Preferred Units

The Company's 6.0% Series A preferred units, no par value (the "SPLP Preferred Units") entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared cash distributions of approximately $2,380 and $2,408 to preferred unitholders for the three months ended March 31, 2024 and 2023, respectively. The SPLP Preferred Units have a term of nine years, ending February 2026, and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption. On February 2, 2024, the Board of SPH GP approved the repurchase of up to 400,000 of the SPLP Preferred Units. For the three months ended March 31, 2024, the Company repurchased 76,146 SPLP Preferred Units for $1,830.

The SPLP Preferred Units have no voting rights, except that holders have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as non-current liabilities, including accrued interest expense, on the Company's consolidated balance sheet as of March 31, 2024 and December 31, 2023 because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as liabilities, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of operations. As of March 31, 2024 and December 31, 2023, there were 6,345,982 and 6,422,128 SPLP Preferred Units outstanding, respectively.

On May 7, 2024, the Board of SPH GP declared a regular quarterly cash distribution of $0.375 per unit, payable June 15, 2024, to unitholders of record as of June 1, 2024, on its SPLP Preferred Units.

Accumulated Other Comprehensive Loss

Changes, net of tax, where applicable, in AOCI are as follows:

	Unrealized loss on available-for-sale debt securities	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2023	$(92)	$(14,993)	$(106,138)	$(121,223)
Net other comprehensive loss attributable to common unitholders	—	(1,110)	—	(1,110)
Balance at March 31, 2024	(92)	(16,103)	(106,138)	(122,333)

	Unrealized loss on available-for-sale securities	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2022	$(92)	$(17,113)	$(134,669)	$(151,874)
Net other comprehensive income attributable to common unitholders	—	1,093	—	1,093
Balance at March 31, 2023	(92)	(16,020)	(134,669)	(150,781)

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

If March 31, 2024 was the annual measurement date, no Incentive Units would vest or be issued as Class C common units based upon the volume weighted-average price of the Company's common units for 20 trading days prior to March 31, 2024. Pursuant to the terms to the Incentive Unit Agreement, vesting of the Incentive Units only occurs based on the value of the

Company’s common units at the annual measurement date on December 31, and therefore, more, fewer or no Incentive Units may vest for 2024.

12. INCOME TAXES

The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries that are taxable entities. The income tax provision fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The Company recorded income tax provisions of $10,861 and $14,604 for the three months ended March 31, 2024 and 2023, respectively. Provisions have been made for federal, state, local, and foreign income taxes on the results of operations generated by our consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include partnership losses for which no tax benefit is recognized, tax expense related to unrealized gains and losses on investment, changes in deferred tax valuation allowances, the effect of tax credits and incentives, and other permanent differences. The Company’s consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of certain deferred tax assets will not be realized in future periods.

Each year, the Company files many tax returns given the number of national, state and local tax jurisdictions in which the Company operates. These tax returns are subject to examination by the tax authorities. As a result, there is an uncertainty in income taxes recognized in the financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. The ultimate resolution of such uncertainties is not expected to have a material impact on the Company's results of operations.

13. NET INCOME PER COMMON UNIT

The following data was used in computing net income per common unit shown in the Company's consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
Net income	$34,801	$24,803
Net (income) loss attributable to noncontrolling interests in consolidated entities	(570)	43
Net income attributable to common unitholders	34,231	24,846
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a)	3,101	3,069
Net income attributable to common unitholders – assuming dilution	$37,332	$27,915
Net income per common unit – basic
Net income attributable to common unitholders	$1.65	$1.15
Net income per common unit – diluted
Net income attributable to common unitholders	$1.50	$1.09
Denominator for net income per common unit – basic	20,762,244	21,685,794
Effect of dilutive securities:
Incentive Units	—	88,365
Unvested restricted common units	28,212	15,756
SPLP Preferred Units	4,020,720	3,751,331
Denominator for net income per common unit – diluted	24,811,176	25,541,246
(a)    Assumes the SPLP Preferred Units were redeemed in common units as described in Note 11 - "Capital and Accumulated Other Comprehensive Loss."

14. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of March 31, 2024 and December 31, 2023 are summarized by type of inputs applicable to the fair value measurements as follows:

March 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	$33,798	$459	$4,896	$39,153
Precious metal and commodity inventories recorded at fair value	38,960	—	—	38,960
Economic interests in loans (b)	—	—	4,939	4,939
Warrants (c)	—	—	1,436	1,436
Total	$72,758	$459	$11,271	$84,488

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$114	$—	$114
Other precious metal liabilities	$34,500	$—	$—	$34,500
Total	$34,500	$114	$—	$34,614

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	$15,965	$447	$5,746	$22,158
Precious metal and commodity inventories recorded at fair value	35,361	—	—	35,361
Economic interests in loans (b)	—	—	4,903	4,903
Commodity contracts on precious metal and commodity inventories	—	75	—	75
Warrants (c)	—	—	1,436	1,436
Total	$51,326	$522	$12,085	$63,933

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$25	$—	$25
Other precious metal liabilities	30,958	—	—	30,958
Total	$30,958	$25	$—	$30,983
(a)    For additional details of the long-term investments, see Note 7 – "Investments." The investment in PCS-Mosaic of $19,058 and $19,067 as of March 31, 2024 and December 31, 2023, respectively, is not included in the fair value leveling tables as it is valued at cost.
(b)    For additional details of the economic interests in loans, see Note 9 – "Financial Instruments".
(c)     Included within Other non-current assets in the Company's consolidated balance sheets.

There were no transfers of securities among the various measurement input levels during the three months ended March 31, 2024 or 2023.

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

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long Term Investments (a)	Economic Interests in Loans (b)	Warrants (b)	Total
Balance as of December 31, 2023	$5,746	$4,903	$1,436	$12,085
Purchases	373	—	—	373
Sales, cash collections, and eliminations	12	(1,247)	—	(1,235)
Realized gains	(13)	1,283	—	1,270
Unrealized gains	6	—	—	6
Unrealized losses	(1,228)	—	—	(1,228)
Balance as of March 31, 2024	$4,896	$4,939	$1,436	$11,271

Balance as of December 31, 2022	$52,336	$5,728	$3,564	$61,628
Sales, cash collections, and eliminations	(1,000)	(2,008)	—	(3,008)
Realized gains	—	1,260	—	1,260
Unrealized gains	43	—	—	43
Unrealized losses	(2)	—	—	(2)
Balance as of March 31, 2023	$51,377	$4,980	$3,564	$59,921
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

Long-Term Investments - Valuation Techniques

The Company estimated the value of its investment in the STCN Note as of March 31, 2023 using a Binomial Lattice Model. Key inputs in the valuation included the trading price and volatility of STCN's common stock, the risk-free rate of return, as well as the dividend rate, conversion price, and maturity date. The fair value of the Company’s investment in STCN preferred stock as of March 31, 2023 was its par value because the Company has the right to redeem and the issuer has the right to convert the instrument at the redemption value. The Company's investments in the STCN Note and STCN preferred stock were remeasured as of the date of the Exchange Transaction. The Company's investment in Steel Connect as of March 31, 2023 was eliminated as the Company's ownership of Steel Connect increased to 84.0% on May 1, 2023, as discussed in Note 3 - "Acquisitions and Divestitures".

Marketable Securities and Other - Valuation Techniques

The Company determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities.

The Company uses the net asset value included in quarterly statements it receives in arrears from a venture capital fund to determine the fair value of such fund and determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities. The fair value of the derivatives held by WebBank (see Note 9 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flow analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 8.93% to 34.88%, a constant default rate of 1.72% to 21.91% and a discount rate of 5.56% to 24.69%.

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

The legal proceedings and environmental investigations are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs, and for future investigations and remedial actions. In some cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues liabilities associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of March 31, 2024, on a consolidated basis, the Company recorded liabilities of $12,966 and $25,416 in Accrued liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet. As of December 31, 2023, on a consolidated basis, the Company recorded liabilities of $13,107 and $25,388 in Accrued Liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

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

The sites where certain of the Company's subsidiaries have environmental liabilities include the following:

The Company has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a former manufacturing facility located in Fairfield, Connecticut. An ecological risk assessment of the wetlands portion was submitted in the second quarter of 2016 to the CTDEEP for their review and approval. Company officials continue to meet with CTDEEP representatives to address a final workplan. Additional investigation of the wetlands is expected, pending approval of a mutually acceptable wetlands work plan. An updated work plan to investigate the upland portion of the parcel was prepared by the Company and approved by the CTDEEP in March 2018 and completed during 2019 and 2020. Additional upland investigatory work will be required to fully define the areas requiring remediation and is also dependent upon CTDEEP requirements and approval. Based on currently known information, the Company reasonably estimates that it may incur aggregate losses over a period of multiple years of between $10,500 and $17,500. The Company has a reserve of $14,200 recorded for future remediation costs, which is our best estimate within this range of potential losses. Due to the uncertainties, there can be no assurance that the final resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

In 1986, a subsidiary of the Company entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") to investigate and remediate property in Montvale, New Jersey that it purchased in 1984. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. The Company has been actively investigating and remediating the soil and groundwater since that time and has completed the implementation of the improved groundwater treatment system in operation at the property. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs and other related costs are contractually allocated 75% to the former owner/operator and 25% jointly to the Company, all after having the first $1,000 paid by the former owner/operator. Additionally, the Company had been reimbursed indirectly through insurance coverage for a portion of the costs for which it is responsible. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse the Company for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. A reserve of approximately $850 has been established for the Company's expected 25% share of anticipated costs at this site, which is based upon the recent selection of a final remedy, on-going operations and maintenance, additional investigations and monitored natural attenuation testing over the next 30 years. Also, a reserve and related receivable of approximately $2,600 has been established for the former owner/operator's expected share of anticipated costs at this site. On December 18, 2019, the State of New Jersey ("State") filed a complaint against the Company and other non-affiliated corporations related to former operations at this location. The State is seeking unspecified damages, including reimbursement for all cleanup and removal costs and other damages that the State claims it has incurred, including the lost value of, and reasonable assessment costs for, any natural resource injured as a result of the alleged discharge of hazardous substances and pollutants, as well as attorneys' fees and costs. On March 16, 2020, the Company filed a partial motion to dismiss, resulting in dismissal with prejudice of the State's trespass claim and limiting the damages recoverable through the State's public nuisance claim to monetary relief associated with abatement. On June 11, 2020, the State filed an Amended Complaint, bringing the same claims as the original complaint. On July 1, 2020, the Company answered and asserted crossclaims for indemnification and contribution against another defendant, Cycle Chem, Inc. Cycle Chem also asserted crossclaims against the Company, which have been answered. As a result of the confidential mediation, the parties negotiated a settlement amount of $10,500, of which the Company would be required to pay $2,625, its 25% share, and of which other non-affiliated corporations would pay the remaining $7,875, their 75% share. Additionally, the State has also verbally agreed to a settlement amount of $3,500 with Cycle Chem for which they will be 100% responsible. On October 14, 2022, the Company and all other related parties advised the Court of the global settlement. The State published the settlement in the New Jersey Register and received one comment. After the close of the comment period, in November 2023, the State filed a motion to approve the consent judgment. The Court conducted a hearing in January 2024 with respect to the motion to approve the consent judgment. The parties are awaiting the Court's decision.

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

On April 8, 2024, STCN, the defendants and Mr. Reith entered into a new memorandum of understanding (the "New MOU") contemplating the settlement of the Reith litigation (the "2024 Settlement"). If the 2024 Settlement is approved by the Court, the defendants, among other things, shall cause their insurers to make a cash payment of $6,000 to the Company and, after deducting any court-approved award of attorneys' fees and certain litigation expenses, STCN shall distribute the balance of the cash payment to the holders of STCN common stock pursuant to the allocation provisions set forth in the previously disclosed Stockholders Agreement dated April 30, 2023 by and among the Company, STCN and other stockholders signatory thereto (the "Stockholders' Agreement") as amended by the 2024 Settlement. The New MOU provides that, within 45 days of its execution, the parties will file a definitive stipulation of settlement containing customary and necessary terms, and a joint request for the Court to enter a scheduling order that, among other things, sets the date for a hearing to approve the 2024 Settlement. The 2024 Settlement requires Court approval, and there can be no assurances that such approval will be granted.

On September 1, 2023, a purported stockholder of STCN, Mohammad Ladjevardian, filed a verified complaint alleging a single direct claim for breach of fiduciary duty against members of STCN's Board of Directors, the Company, Steel Excel, Inc. ("Steel Excel"), and WebFinancial Corporation ("WebFinancial") in connection with the Exchange Transaction. The complaint alleges that although the challenged transaction was approved by the independent Strategic Planning Committee of STCN's Board of Directors, the committee failed to obtain a "control premium" or to consider the dilutive effect that the Series E Convertible Preferred Stock issuance had on the plaintiff's holdings. Remedies requested include rescission of the Series E Convertible Preferred Stock and a judicially imposed requirement that all future transactions involving the Company and its affiliates be subject to minority stockholder approval. On September 27, 2023, the entity defendants moved to dismiss the complaint. On October 5, 2023, the individual defendants moved to dismiss the complaint.

On April 18, 2024, in order to avoid the cost and uncertainty of litigation, Messrs. Lichtenstein and Howard, the Company, Steel Excel and WebFinancial, without admitting any wrongdoing, entered into a Settlement Agreement and Securities Purchase Agreements (the "SPAs") with the Estate of Mohammad Ladjevardian and certain parties related to Mohammad Ladjevardian (the "Ladjevardian Parties"). Pursuant to the SPAs, (a) Steel Excel purchased an aggregate of 701,246 shares of Common Stock of STCN held by the Ladjevardian Parties at a price of $9.83 per share, which represented the closing market price of the shares on April 7, 2024 and made an aggregate cash settlement payment of $1,522 to the Ladjevardian Parties.

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through March 31, 2024. In many cases these claims involved more than 100 defendants. There remained approximately 50 pending asbestos claims as of March 31, 2024. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of both March 31, 2024 and December 31, 2023, BNS Sub has accrued $1,385 and $1,357 respectively, relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

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

16. RELATED PARTY TRANSACTIONS

The receivables from related parties and payables to related parties are included in Prepaid expenses and other current assets and Other current liabilities, respectively, on the Company's consolidated balance sheets. The components of receivables from related parties and payables to related parties for the years ended March 31, 2024 and December 31, 2023 are presented below:

	March 31, 2024	December 31, 2023
Receivable from related parties:
Receivable from other related parties	130	234
Payables to related parties:
Accrued management fees	$395	$170
Payables to other related parties	3,127	2,359
Total	$3,522	$2,529

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $3,588 and $3,001 for the three months ended March 31, 2024 and 2023, respectively, and net of reimbursement for use of Company assets of $7 and $0 for the three months ended March 31, 2024 and 2023, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Unpaid amounts for management fees included in Other current liabilities on the Company's consolidated balance sheet were $395 and $170 as of March 31, 2024 and December 31, 2023, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: travel, legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement, the substantial majority of which was for business-related air travel, were approximately $930 and $606 for the three months ended March 31, 2024 and 2023, respectively. Unpaid amounts for reimbursable expenses were approximately $2,973 and $2,185 as of March 31, 2024 and December 31, 2023, respectively, and are included in Other current liabilities on the Company's consolidated balance sheets.

Corporate Services

The Company's subsidiary, Steel Services Ltd ("Steel Services"), through management services agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, which are eliminated in consolidation, Steel Services has management services agreements with other companies considered to be related parties, including J. Howard Inc. and Steel Partners, Ltd. and affiliates. In total, Steel Services currently charges approximately $88 annually to these companies. Upon closing of the Exchange Transaction on May 1, 2023, STCN became a consolidated subsidiary of the Company as described in Note 3 - "Acquisitions and Divestitures". Service fees charged to STCN after May 1, 2023 are eliminated in consolidation. All amounts billed under these service agreements are classified as a reduction of Selling, general and administrative expenses.

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

Other

At both March 31, 2024 and December 31, 2023, several related parties and consolidated subsidiaries had deposits totaling $110 at WebBank. Approximately $27 of these deposits, including interest which was not significant, have been eliminated in consolidation as of both March 31, 2024 and December 31, 2023.

17. SEGMENT INFORMATION

SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services, and Supply Chain, which are managed separately and offer different products and services. The Diversified Industrial segment is comprised of manufacturers of engineered niche industrial products, including joining materials, tubing, building materials, performance materials, electrical products, cutting replacement products and services, and a packaging business. The Energy segment provides drilling and production services to the oil & gas industry and owns a youth sports business. The Financial Services segment consists primarily of the operations of WebBank, a Utah chartered industrial bank, which engages in a full range of banking activities. The Supply Chain segment is comprised of the operations of Steel Connect's wholly-owned subsidiary, ModusLink, which provides supply chain management and logistics services.

Corporate and Other consists of several consolidated subsidiaries, including Steel Services, equity method and other investments, and cash and cash equivalents. Its income or loss includes certain unallocated general corporate expenses.

Steel Services has management services agreements with its consolidated subsidiaries and other related companies as further discussed in Note 16 - "Related Party Transactions." Steel Services charged the Diversified Industrial, Energy, Financial Services, and Supply Chain segments approximately $13,699, $2,373, $540 and $630, respectively, for the three months ended March 31, 2024 and charged the Diversified Industrial, Energy, and Financial Services segments approximately $10,772, $1,989 and $422, respectively, for the three months ended March 31, 2023. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

Segment information is presented below:

	Three Months Ended March 31,
	2024	2023
Revenue:
Diversified Industrial	$292,440	$304,426
Energy	31,921	48,164
Financial Services	109,955	92,781
Supply Chain	42,030	—
Total revenue	$476,346	$445,371
Income (loss) before interest expense and income taxes:
Diversified Industrial	$10,730	$21,138
Energy	1,590	5,240
Financial Services	28,217	25,852
Supply Chain	1,731	—
Corporate and Other	4,788	(6,837)
Income before interest expense and income taxes	47,056	45,393
Interest expense	1,394	5,986
Income tax (benefit) provision	10,861	14,604
Net income	$34,801	$24,803
Loss of associated companies, net of taxes:
Corporate and Other	$7	$3,967
Total	$7	$3,967
Segment depreciation and amortization:
Diversified Industrial	$10,573	$10,015
Energy	2,163	2,540
Financial Services	194	216
Supply Chain	1,326	—
Corporate and Other	158	172
Total depreciation and amortization	$14,414	$12,943

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024
Total Capital
(to risk-weighted assets)	$357,966	16.70%	$171,650	8.00%	$225,291	10.50%	$214,563	10.00%
Tier 1 Capital
(to risk-weighted assets)	$335,440	15.60%	$128,738	6.00%	$182,379	8.50%	$171,650	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$335,440	15.60%	$96,553	4.50%	$150,194	7.00%	$139,466	6.50%
Tier 1 Capital
(to average assets)	$335,440	14.40%	$93,427	4.00%	n/a	n/a	$116,783	5.00%

As of December 31, 2023
Total Capital
(to risk-weighted assets)	$359,747	15.40%	$186,523	8.00%	$244,811	10.50%	$233,154	10.00%
Tier 1 Capital
(to risk-weighted assets)	$334,833	14.40%	$139,892	6.00%	$198,180	8.50%	$186,523	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$334,833	14.40%	$104,919	4.50%	$163,207	7.00%	$151,550	6.50%
Tier 1 Capital
(to average assets)	$334,833	13.20%	$101,663	4.00%	n/a	n/a	$127,078	5.00%

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

19. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for the three months ended March 31, 2024 and 2023 is presented in the following table:

	Three Months Ended March 31,
	2024	2023
Cash paid during the period for:
Interest	$29,816	$15,488
Taxes	$1,387	$659

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q (this "Form 10-Q"), unless the context otherwise requires, the terms "we," "our," "SPLP" and the "Company" refer to Steel Partners Holdings L.P.

The following discussion is intended to assist you in understanding our present business and the results of operations, together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes contained in this Form 10-Q, along with the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Annual Report"). All monetary amounts used in this discussion are in thousands.

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

Forward-looking statements are only predictions based upon the Company's current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by the statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include: disruptions to the Company's business as a result of economic downturns; the negative impact of inflation and supply chain disruptions; the significant volatility of crude oil and commodity prices, including from the ongoing Russia-Ukraine war or the disruptions caused by the ongoing conflict between Israel and Hamas; the effects of rising interest rates; the Company's subsidiaries' sponsor defined pension plans, which could subject the Company to future cash flow requirements; the ability to comply with legal and regulatory requirements, including environmental, health and safety laws and regulations, banking regulations and other extensive requirements to which the Company and its businesses are subject; risks associated with the Company’s wholly-owned subsidiary, WebBank, as a result of its Federal Deposit Insurance Corporation ("FDIC") status, highly-regulated lending programs, and capital requirements; the ability to meet obligations under the Company's senior credit facility through future cash flows or financings; the risk of recent events affecting the financial services industry, including the closures or other failures of several large banks; the risk of management diversion, increased costs and expenses, and impact on profitability in connection with the Company's business strategy to make acquisitions, including in connection with the Company's recent majority investment in the Supply Chain segment; the impact of losses in the Company's investment portfolio; the Company's ability to protect its intellectual property rights and obtain or retain licenses to use others' intellectual property on which the Company relies; the Company's exposure to risks inherent to conducting business outside of the U.S.; the impact of any changes in U.S. trade policies; the adverse impact of litigation or compliance failures on the Company's profitability; a significant disruption in, or breach in security of, the Company's technology systems or protection of personal data; the loss of any significant customer contracts; the Company's ability to maintain effective internal control over financial reporting; the rights of unitholders with respect to voting and maintaining actions against the Company or its affiliates; potential conflicts of interest arising from certain interlocking relationships amount us and affiliates of the Company's Executive Chairman; the Company's dependence on the Manager and impact of the management fee on the Company's total partners’ capital; the impact to the development of an active market for the Company's units due to transfer restrictions and other factors; the Company's tax treatment and its subsidiaries’ ability to fully utilize their tax benefits; the potential negative impact on our operations of changes in tax rates, laws or regulations, including U.S. government tax reform; the loss of essential employees; and other factors described in the "Risk Factors" in Part I, Item 1A of the Form 10-K that could affect the Company's results. Any forward-looking statement made in this Form 10-Q speaks only as of the date hereof, and investors should not rely upon forward-looking statements as predictions of future events. Except as otherwise required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

During the three months ended March 31, 2024, WebBank did not issue new loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The existing loans were funded by the PPP Liquidity Facility and have terms of between two and five years with repayment guaranteed by the SBA. Payments by borrowers up to sixteen months after the note date, and interest will continue to accrue during the sixteen-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. As of March 31, 2024, the total PPP loans and associated liabilities are $10,221 and $8,426, respectively, and included in Long-term loans receivable, net and Other borrowings, respectively, in the consolidated balance sheet as of March 31, 2024. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan.

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

Significant Developments

Common Unit Repurchase Program

During the three months ended March 31, 2024, the Company repurchased 933,787 common units for an aggregate purchase price of $39,487. From the inception of the Repurchase Program the Company has purchased 8,742,407 common units for an aggregate price of approximately $203,885. As of March 31, 2024, there remained 777,833 common units that may yet be purchased under the Repurchase Program.

Preferred Unit Repurchase Program

On February 2, 2024, the board of directors of the general partner of the Company approved the repurchase of up to 400,000 of the Company's 6.0% Series A preferred units (the "Preferred Repurchase Program"). Any purchases made by the Company and/or its applicable subsidiaries under the Preferred Repurchase Program will be made from time to time on the open market or in negotiated transactions off the market, in compliance with applicable laws and regulations. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The Preferred Repurchase Program has no termination date. For the three months ended March 31, 2024, the Company repurchased 76,146 SPLP Preferred Units for $1,830.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
Revenue	$476,346	$445,371
Cost of goods sold	274,156	261,293
Selling, general and administrative expenses	135,292	114,954
Interest expense	1,394	5,986
Realized and unrealized gains on securities, net	(4,068)	(607)
All other expense, net *	23,903	20,371
Total costs and expenses	430,677	401,997
Income from operations before income taxes and equity method investments	45,669	43,374
Income tax provision	10,861	14,604
Loss of associated companies, net of taxes	7	3,967
Net income	$34,801	$24,803
* Includes Finance interest expense, Provision for credit losses, and Other income, net from the Consolidated Statements of Operations

Revenue

Revenue for the three months ended March 31, 2024 increased $30,975, or 7.0%, as compared to the same period last year. This increase was due to $42,030 from the favorable impact of consolidation of the Supply Chain segment and $17,174, or 18.5% higher revenue from the Financial Services segment. These increases were partially offset by $16,243, or 33.7%, lower net revenue from the Energy segment and $11,986, or 3.9%, lower net sales from the Diversified Industrial segment.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2024 increased $12,863, or 4.9%, as compared to the same period last year, resulting from consolidation of the Supply Chain segment, partially offset by the impact of lower revenue volume from the Energy segment and lower sales from the Diversified Industrial segment, primarily from its Building Materials business unit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2024 increased $20,338, or 17.7%, as compared to the same period last year. The increase was primarily due to higher expenses from the Financial Services segment of $11,700 and the impact of the consolidation of the Supply Chain segment of $10,000. The increase for the Financial Services segment was primarily due to higher credit performance fees due to higher credit risk transfer ("CRT") balances and higher personnel expenses related to incremental headcount.

Interest Expense

Interest expense decreased $4,592, or 76.7% for the three months ended March 31, 2024, as compared to the same period last year. The decrease for the three month period was primarily due to significantly lower average debt outstanding.

Realized and Unrealized Gains on Securities, Net

The Company recorded gains of $4,068 for the three months ended March 31, 2024, as compared to gains of $607 in the same period of 2023. These gains were due to unrealized gains and losses related to the mark-to-market adjustments on the Company's portfolio of securities.
All Other Expense, Net

All other expense, net totaled $23,903 for the three months ended March 31, 2024, as compared to $20,371 in the same period of 2023. The incremental all other expense, net for the three months ended March 31, 2024 was primarily due to an increase of $10,222 of higher finance interest expense, partially offset by $7,051 lower provisions for credit losses related to the Financial Services segment, as compared to the same period of 2023.

Income Tax Provision

The Company recorded income tax provisions of $10,861 and $14,604 for the three months ended March 31, 2024 and 2023, respectively. As a limited partnership, the Company is generally not responsible for federal and state income taxes, and its profits and losses are passed directly to its limited partners for inclusion in their respective income tax returns. Provisions have been made for federal, state, local, and foreign income taxes on the results of operations generated by our consolidated subsidiaries that are taxable entities. The Company's effective tax rate was 23.8% and 33.7% for the three months ended March 31, 2024 and 2023, respectively. The lower effective tax rate for the three months ended March 31, 2024, is primarily due to the impact of Company tax incentives as well as the inclusion of Steel Connect tax attributes in the consolidated effective tax rate. Significant differences between the statutory rate and the effective tax rate include partnership losses for which no tax benefit is recognized, tax expense related to unrealized gains and losses on investment, changes in deferred tax valuation allowances, the effect of tax credits and incentives, and other permanent differences.

Losses of Associated Companies, Net of Taxes

The Company recorded losses from associated companies, net of taxes, of $7 for the three months ended March 31, 2024 as compared to $3,967 for the three months ended March 31, 2023.

For the details of each of these investments and the related mark-to-market adjustments, see Note 7 - "Investments" to the Company's consolidated financial statements found elsewhere in this Form 10-Q.

Segment Analysis

	Three Months Ended March 31,
	2024	2023
Revenue:
Diversified Industrial	$292,440	$304,426
Energy	31,921	48,164
Financial Services	109,955	92,781
Supply Chain	42,030	—
Total revenue	$476,346	$445,371
Income (loss) from operations before interest expense and income taxes:
Diversified Industrial	$10,730	$21,138
Energy	1,590	5,240
Financial Services	28,217	25,852
Supply Chain	1,731	—
Corporate and other	4,788	(6,837)
Income from operations before interest expense and income taxes	47,056	45,393
Interest expense	1,394	5,986
Income tax (benefit) provision	10,861	14,604
Net income	$34,801	$24,803
Loss of associated companies, net of taxes:
Corporate and other	$7	$3,967
Total	$7	$3,967
Segment depreciation and amortization:
Diversified Industrial	$10,573	$10,015
Energy	2,163	2,540
Financial Services	194	216
Supply Chain	1,326	—
Corporate and other	158	172
Total depreciation and amortization	$14,414	$12,943

Diversified Industrial

Net sales for the three months ended March 31, 2024 decreased $11,986, or 3.9%, as compared to the same period of 2023, primarily driven by lower sales for the Tubing business unit and Building Materials business unit. The decrease of $5,100 for the Tubing business unit was primarily driven by lower sales volume. The decrease of $4,500 for the Building Materials business unit was primarily driven by lower sales volume from its roofing products, partially offset by higher sales volume from its FastenMaster products.

Segment operating income for the three months ended March 31, 2024 decreased $10,408, as compared to the same period of 2023. Lower operating income for the 2024 period was primarily driven by lower sales volume as discussed above and higher material costs.

Energy

Net revenue for the three months ended March 31, 2024 decreased $16,243, or 33.7%, as compared to the same period of 2023. The decrease in net revenue was primarily due to lower rig hours.

Segment operating income for the three months ended March 31, 2024 decreased $3,650, as compared to the same period of 2023 primarily driven by lower net revenue mentioned above during the 2024 period.

Financial Services

Revenue for the three months ended March 31, 2024 increased $17,174, or 18.5%, as compared to the same period of 2023. The increase was primarily due to an increase in interest income and fees from higher asset based lending, credit risk transfer, held for sale volume, and higher interest rates, as compared to the same period of 2023.

Segment operating income for the three months ended March 31, 2024 increased $2,365, or 9.1%, as compared to the same period of 2023. The increase was due primarily to higher revenue mentioned above and lower provisions for credit losses of $7,051, partially offset by higher SG&A expenses of $11,700 and finance interest expense of $10,222 for the three months ended March 31, 2024 as compared to the same period last year. The lower provision for credit losses was driven by lower retentions of held for sale loans. The higher SG&A expenses was driven by higher credit performance fees due to higher CRT balances as well as higher personnel expense related an increase in employees. The higher finance interest expense was due primarily to an increase in higher interest rates.

Supply Chain

The Company added the Supply Chain segment on May 1, 2023 with revenue of $42,030 and operating income of $1,731 for the three months ended March 31, 2024.

Corporate and Other

Operating income was $4,788 for the three months ended March 31, 2024, as compared to operating loss of $6,837 for the same period last year. The fluctuations were primarily due to changes in investment results from long-term investments.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows from operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$197,460	$(48,248)
Net cash provided by (used in) investing activities	39,149	(153,963)
Net cash (used in) provided by financing activities	(367,312)	272,717
Net change for the period	$(130,703)	$70,506

Cash Flows from Operating Activities

During the three months ended March 31, 2024, the Company generated $197,460 of cash, which was primarily due to a net decrease in loans held for sale of $163,521 and operating income of $34,801. During the three months ended March 31, 2023, the Company used $48,248 of cash, which was primarily due to changes in operating assets and liabilities of $112,589, partially offset by operating income of $24,803, and adjustments to operating income, including depreciation and amortization of $12,943, deferred income taxes of $9,722, and provision for credit losses of $7,806.
Cash Flows from Investing Activities

During the three months ended March 31, 2024, the Company generated $39,149 of cash, which was primarily due to loan originations, net of collections, of $54,958 and proceeds from maturities of marketable securities of $6,188, partially offset by purchases of investments of $14,083, and capital expenditures of $10,066. During the three months ended March 31, 2023, the Company used $153,963 of cash, which was primarily due to loan originations, net of collections, of $174,982 and capital expenditures of $10,708, partially offset by proceeds from maturities of investments of $36,512.
Cash Flows from Financing Activities

During the three months ended March 31, 2024, the Company used $367,312 of cash, which was primarily due to a decrease in deposits of $217,866, net revolver repayments of $98,545 and common unit repurchases of $39,487. During the three months ended March 31, 2023, the Company generated $272,717 of cash, which was primarily due to an increase in deposits of $285,720, partially offset by repayments of PPP borrowings of $9,950.

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

The Company's senior credit facility, as amended and restated, (the "Credit Agreement") consists of a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the "Revolving Credit Loans"), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank and Steel Connect. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, each as defined in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial and nonfinancial covenants as of March 31, 2024. The Company believes it will remain in compliance with the Credit Agreement's covenants for the next twelve months. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire on December 29, 2026, and all outstanding amounts will be due and payable.

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

As of March 31, 2024, the Company's working capital was $448,284, as compared to working capital of $562,224 as of December 31, 2023. The Company's total availability under the Credit Agreement was approximately $497,900 as of March 31, 2024. During the three-month period ended March 31, 2024, capital expenditures were $10,066, as compared to $10,708 for the same period of 2023. The Company currently expects full-year capital expenditures in the range of $42,000 to $52,000 in 2024, as compared to $51,451 in 2023. The Company and its subsidiaries have ongoing commitments, which include funding of the minimum requirements of its subsidiaries' pension plans. During three months ended March 31, 2024, the Company contributed $2,983 to its pension plans. The Company currently estimates it will contribute $7,354 to its pension plans during the remainder of 2024. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $172,743 and $170,286 in cash and cash equivalents, time deposits placed at other institutions and federal funds sold as of March 31, 2024 and December 31, 2023, respectively. WebBank had $65,000 and $50,000 in lines of credit from its correspondent banks as of March 31, 2024 and December 31, 2023, respectively. WebBank had $260,797 and $325,175 available from the Federal Reserve discount window as of March 31, 2024 and December 31, 2023, respectively. Therefore, WebBank had a total of $498,540 and $545,461 in cash, lines of credit and access to the Federal Reserve Bank discount window as of March 31, 2024 and December 31, 2023, respectively, which represents approximately 21.8% and 21.8%, respectively, of WebBank's total assets, excluding PPP loans.

Steel Connect's wholly-owned subsidiary, ModusLink, has a revolving credit agreement (the "Umpqua Revolver") with Umpqua Bank which provides for a maximum credit commitment of $12,500 and a sub-limit of $5,000 for letters of credit and expires on March 31, 2025. As of March 31, 2024, ModusLink was in compliance with the Umpqua Revolver's covenants, and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months. As of March 31, 2024, ModusLink had available borrowing capacity of $11,890 and there was $610 outstanding for letters of credit.

On May 1, 2024, ModusLink entered into a Second Amendment to Credit Agreement (the "Second Amendment"), amending the Umpqua Revolver. Among other things, the Second Amendment extended the maturity date with respect to revolving loans from March 31, 2025 to March 31, 2026, removed certain adjustments in the definition of "Adjusted EBITDA" as set forth in the Umpqua Revolver, and removed certain caps and conditions on ModusLink's ability to pay dividends.

OTHER

Critical Accounting Estimates

The Company's consolidated financial statements are prepared in conformity with U.S. GAAP, which require us to make estimates and assumptions that affect the amounts reported in the financial statements. The critical accounting policies and estimates that we believe are most critical to the portrayal of our financial condition and results of operations are reported in the "Critical Accounting Policies" section of Part II. Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2023 Annual Report.

As of March 31, 2024 and December 31, 2023, the Electrical Products reporting unit had goodwill of $46,641 and $46,682, respectively. As of December 1, 2023 the Electrical Products reporting unit's fair value exceeded its net book value by 11%. As of March 31, 2024, the Company did not identify indicators of impairment for the Electrical Products reporting unit. The fair value of the Electrical Products reporting unit can be significantly impacted by the reporting unit’s performance, the amount and timing of expected future cash flows, decreased customer demand for Electrical Products' services, management’s ability to execute its business strategies, and general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. Based on our assessment of these circumstances, we have determined that goodwill at our Electrical Products reporting unit is at risk for future impairment if the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods.

There were no material changes to the critical accounting policies during the three months ended March 31, 2024, as compared to those disclosed in the Company's 2023 Annual Report. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk, as compared to the quantitative and qualitative disclosures about market risk described in the 2023 Annual Report.

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

Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as disclosed in Part I, Item 1A, Risk Factors in our most recent Annual Report on Form 10-K. Investors are encouraged to review such risk factors in such Form 10-K prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

The Board of SPH GP, has approved the repurchase of up to an aggregate of 9,520,240 of the Company's common units ("Repurchase Program"), which is inclusive of 750,000 common units approved in March 2024. The Repurchase Program was announced on December 7, 2016 and supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs, as discussed in further detail in Note 11 - "Capital and Accumulated Other Comprehensive Loss." Any purchases made under the Repurchase Program will be made from time to time on the open market or in negotiated transactions off the market, in compliance with applicable laws and regulations. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. In the three months ended March 31, 2024, the Company repurchased 933,787 common units for $39,487. Since inception of the Repurchase Program the Company had purchased 8,742,407 common units for an aggregate price of approximately $203,885. As of March 31, 2024, there were approximately 777,833 common units that may yet be purchased under the Repurchase Program. In April 2024, the Company repurchased 1,891 common units for $73.

The following table provides information about our repurchases of common units during the three months ended March 31, 2024. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 through January 31, 2024	579,961	$43.70	579,961	381,659
February 1, 2024 through February 29, 2024	—	$—	—	381,659
March 1, 2024 through March 31, 2024	353,826	$39.97	353,826	777,833
Total	933,787		933,787

Item 5. Other Information

Insider trading arrangements and policies

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

31.1+	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101.INS+	Inline XBRL Instance Document.

101.SCH+	Inline XBRL Taxonomy Extension Schema.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 8, 2024	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.,
Its General Partner

		By:	/s/ Ryan O'Herrin
Ryan O'Herrin
Chief Financial Officer and Authorized Signatory
(Principal Financial Officer)